Form 10-Q
period 2003-09-30
OLD LINE BANCSHARES INC
filed 2003-11-06
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2003.

                        Commission file number: 000-50345



                            Old Line Bancshares, Inc.
        (Exact name of small business issuer as specified in its charter)

           Maryland                                   20-0154352
----------------------------------              -------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)


                   2995 Crain Highway, Waldorf, Maryland 20601
                  ---------------------------------------------
                     Address of principal executive offices

                                 (301) 645-0333
                            ------------------------
                            Issuer's telephone number

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At November 4, 2003, 1,756,984.5 shares of the issuer's Common Stock, par value $.01 per share, were issued and outstanding.

   Transitional Small Business Disclosure Format (Check One): Yes ____ No X__

PART I  -     FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------

                            OLD LINE BANCSHARES, INC.

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                 As of September 30, 2003 and December 31, 2002

                                                                                 September 30,         December 31,
                                                                                      2003                 2002
                                                                                  (Unaudited)
                                                        Assets
Cash and due from banks                                                             $ 2,653,053           $1,409,172
Federal funds sold                                                                    9,885,239            5,622,983
Time deposits in other banks                                                            700,000              600,000
Securities available for sale                                                        14,099,250           13,387,553
Securities held to maturity                                                            -                   5,351,588
Loans, less allowance for loan losses                                                58,387,484           43,058,786
Federal Reserve Bank stock                                                              371,300              161,750
Atlantic Central Bankers Bank stock                                                      12,000               12,000
Federal Home Loan Bank stock                                                            200,000              200,000
Maryland Financial Stock                                                                100,000             -
Bank premises and equipment                                                           2,220,761            1,920,243
Accrued interest receivable                                                             305,477              305,486
Deferred income taxes                                                                    67,496             -
Other assets                                                                            300,433              215,140
                                                                                ----------------      ---------------
                                                                                    $89,302,493          $72,244,701
                                                                                ================      ===============


                                         Liabilities and Stockholder's Equity

Deposits
   Noninterest-bearing                                                              $18,023,964          $12,614,536
   Interest bearing                                                                  54,115,947           49,641,789
                                                                                ----------------      ---------------
      Total deposits                                                                 72,139,911           62,256,325
Borrowed funds                                                                        4,000,000            4,000,000
Accrued interest payable                                                                199,516              250,259
Income tax payable                                                                      130,781             -
Deferred income taxes                                                                  -                      34,021
Other liabilities                                                                       125,135               17,503
                                                                                ----------------      ---------------
                                                                                     76,595,343           66,558,108
                                                                                ----------------      ---------------
Stockholders' equity
    Common stock, par value $.01 per share in 2003 and $10 per share in 2002;
         authorized 5,000,000 shares in 2003 and 1,000,000 in 2002;
           issued and outstanding 585,631.5 in 2003 and 286,631.5 in 2002                 5,856            2,866,315
Surplus                                                                              12,374,509            2,600,000
Undivided profits (deficits)                                                            384,715              127,091
                                                                                ----------------      ---------------
                                                                                     12,765,080            5,593,406
    Accumulated other comprehensive income                                             (57,930)               93,187
                                                                                ----------------      ---------------
                                                                                     12,707,150            5,686,593
                                                                                ----------------      ---------------
                                                                                    $89,302,493          $72,244,701
                                                                                ================      ===============





                             See accompanying notes to consolidated financial statements.

                                                     OLD LINE BANCSHARES, INC.

                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                               For the three and nine month periods ended September 30, 2003 and 2002
                                                            (Unaudited)

                                                               Three Months Ended,                        Nine Months Ended,
                                                                  September 30,                             September 30,
                                                             2003            2002                 2003                   2002
                                                         -------------   -------------        --------------         --------------
Interest revenue
   Loans, including fees                                     $853,377       $ 741,334           $ 2,380,330            $ 2,092,500
   U.S. government agency securities                           83,161         120,718               319,007                492,482
   Mortgage backed securities                                  19,463          64,642                76,041                113,795
   Tax exempt securities                                       24,738           7,931                63,660                 10,541
   Federal funds sold                                          27,322          34,922                64,017                 80,102
   Other                                                       10,985           6,368                31,149                 17,458
                                                         -------------   -------------        --------------         --------------
     Total interest revenue                                 1,019,046         975,915             2,934,204              2,806,878
                                                         -------------   -------------        --------------         --------------

Interest expense
   Deposits                                                   262,159         329,638               834,063                992,902
   Borrowed funds                                              49,067          49,067               146,134                145,769
                                                         -------------   -------------        --------------         --------------
     Total interest expense                                   311,226         378,705               980,197              1,138,671
                                                         -------------   -------------        --------------         --------------

     Net interest income                                      707,820         597,210             1,954,007              1,668,207

Provision for loan losses                                      48,000          42,000               126,000                108,000
                                                         -------------   -------------        --------------         --------------

     Net interest income after provision for loan losses      659,820         555,210             1,828,007              1,560,207
                                                         -------------   -------------        --------------         --------------

Non-interest revenue
   Service charges on deposit accounts                         62,990          58,054               178,484                163,378
   Other fees and commissions                                  61,620          34,791               202,008                147,626
   Gain on disposal of assets                                 -                 1,471                88,359                  1,471
                                                         -------------   -------------        --------------         --------------
     Total non-interest revenue                               124,610          94,316               468,851                312,475
                                                         -------------   -------------        --------------         --------------

Non-interest expenses
   Salaries                                                   323,253         264,426               890,941                734,131
   Employee benefits                                           53,202          43,574               146,791                120,613
   Occupancy                                                   53,778          43,905               150,240                127,911
   Equipment                                                   30,788          25,289                88,433                 74,008
   Data processing                                             27,402          24,891                84,248                 72,923
   Other operating                                            190,896         124,365               442,300                358,142
                                                         -------------   -------------        --------------         --------------
     Total non-interest expenses                              679,319         526,450             1,802,953              1,487,728
                                                         -------------   -------------        --------------         --------------

Income before income taxes                                    105,111         123,076               493,905                384,954

Income taxes                                                   28,884          41,100               156,024                125,600
                                                         -------------   -------------        --------------         --------------
Net income                                                   $ 76,227        $ 81,976             $ 337,881              $ 259,354
                                                         =============   =============        ==============         ==============

Basic earnings per common share                                  0.04            0.10                  0.27                   0.30
Diluted earnings per common share                                0.04            0.09                  0.27                   0.30




                                    See accompanying notes to consolidated financial statements.

                                            Old Line Bancshares, Inc.

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           ----------------------------------------------------------
                                  For the nine-months ended September 30, 2003
                                                   (Unaudited)

                                                                                   Accumulated
                                                                                       other
                                      Common stock                     Undivided   comprehensive Comprehensive
                                   Shares    Par value       Surplus     profits       income       income
                                  -----------------------------------------------------------------------------
Balance, December 31, 2002        286,631.5  $2,866,315     $2,600,000   $127,091   $   93,187

(Unaudited)
 Capital Offering                 299,000.0   2,990,000      3,924,050          -            -
 Net income                             -             -            -      337,881            -     $337,881
 Unrealized gain (loss) on
    securities available for
     sale net of income taxes           -             -            -            -     (151,117)    (151,117)
                                                                                                   --------
 Comprehensive income                                                                              $186,764
                                                                                                   ========
 Exchange of $.01 par value
   shares for $10 par value shares           (5,850,459)     5,850,459
 Cash dividend $.09 per share          -              -            -      (80,257)           -
                                  ---------  ----------    -----------   --------   ----------

   September 30, 2003             585,631.5  $    5,856    $12,374,509   $384,715   $  (57,930)
                                  =========  ==========    ===========   ========   ==========




                           See accompanying notes to consolidated financial statements



                                        OLD LINE BANCSHARES, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------
                          For the nine-months ended September 30, 2003 and 2002
                                               (Unaudited)


                                                                                    Unaudited
                                                                                Nine months ended
                                                                                  September 30,
                                                                              2003               2002
 Cash flows from operating activities
    Interest received                                                   $  2,929,077        $ 2,827,075
    Fees and commissions received                                            380,492            312,475
    Interest paid                                                         (1,030,940)        (1,124,846)
    Cash paid to suppliers and employees                                  (1,668,433)        (1,482,419)
    Income taxes paid                                                        (45,389)           (50,071)
                                                                         -----------        -----------

                                                                             564,807            482,214
                                                                         -----------        -----------


 Cash flows from investing activities

    Purchase of investment securities
       Held to maturity                                                   (2,498,750)        (1,351,767)
       Available for sale                                                 (8,743,847)       (10,057,525)
    Proceeds from disposal of investment securities
       Held to maturity                                                    5,000,000         3,700,000
       Available for sale at maturity or call                              9,463,067          7,187,018
       Available for sale sold                                             1,249,275                 -
    Loans made, net of principal collected                               (15,423,545)        (5,819,736)
    Purchase of equity securities                                           (309,550)            (3,550)
    Net purchase of certificates of deposit                                 (100,000)        (2,400,000)
    Purchase of premises and equipment and software                         (412,698)           (70,766)
    Proceeds from sale of premises and equipment                                   -             10,500
                                                                         -----------        -----------
                                                                         (11,776,048)        (8,805,826)
                                                                         -----------        -----------

 Cash flows from financing activities
   Net increase (decrease) in
   Time deposits                                                             276,623          2,342,319
   Other deposits                                                          9,606,962          8,975,524
   Net proceeds from stock offering                                        6,914,050                 -
   Dividends paid                                                            (80,257)           (68,791)
                                                                         -----------        -----------
                                                                          16,717,378         11,249,052
                                                                         -----------        -----------

 Net increase (decrease) in cash and cash equivalents                      5,506,137          2,925,440

 Cash and cash equivalents at beginning of period                          7,032,155          8,341,983
                                                                         -----------        -----------
 Cash and cash equivalents at end of period                              $12,538,292        $11,267,423
                                                                         ===========        ===========



                      See accompanying notes to consolidated financial statements.


                                        OLD LINE BANCSHARES, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------
                                               (Continued)
                                               -----------
                          For the nine-months ended September 30, 2003 and 2002
                                               (Unaudited)

                                                                                  Unaudited
                                                                              Nine months ended
                                                                                September 30,
                                                                            2003              2002

 Reconciliation of net income to net cash
  provided by operating activities
    Net income                                                           $ 337,881             $259,354

 Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization                                        113,807               86,391
      Provision for loan losses                                            126,000              108,000
      Gain on disposal of securities                                       (88,359)                  -
      Gain on sale of equipment                                                  -               (1,471)
      Change in deferred loan fees net of costs                            (31,153)             (39,802)
      Amortization of premiums and discounts                                26,017
      Deferred income taxes                                                (20,146)              33,081
      Increase (decrease) in                                                     -
         Accrued interest payable                                          (50,743)              13,825
         Other liabilities                                                 238,413              154,801
      Decrease (increase) in
         Accrued interest receivable                                             9               59,999
         Other assets                                                      (86,919)            (191,964)
                                                                         ---------             --------
                                                                         $ 564,807             $482,214
                                                                         =========             ========













                       See accompanying notes to consolidated financial statements

                            OLD LINE BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   GENERAL

         Organization

         Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. On May 22, 2003, the stockholders of Old Line Bank approved an Agreement and Plan of Reorganization and Articles of Share Exchange pursuant to which (i) Old Line Bank would become a wholly-owned subsidiary of Old Line Bancshares, Inc., and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock would be converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock would become the holders of all the outstanding shares of Old Line Bancshares, Inc. common stock. The reorganization became effective at 12:01 a.m. on September 15, 2003.

         The reorganization was accounted for in a manner similar to that for a pooling of interests. Under this accounting treatment, the net assets and liabilities of Old Line Bank were recorded as the asset of Old Line Bancshares, Inc. (investment in subsidiary) at book value, and the stockholders' equity account of Old Line Bancshares, Inc. equals the stockholders' equity account of Old Line Bank. As part of this reorganization, $500,000 was transferred from Old Line Bank to fund the expenses associated with the holding company formation and other anticipated holding company expenses.

         Basis of Presentation

         The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc. and its wholly owned subsidiary, Old Line Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

         The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2002 have been derived from audited financial statements. These statements should be read in conjunction with Old Line Bank's financial statements and accompanying notes included in Old Line Bancshares, Inc.'s Registration Statement on Form 10-SB. There have been no significant changes to the Company's accounting policies as disclosed in the Registration Statement on Form 10-SB. The results shown in this interim report are not necessarily indicative of results to be expected for the full year 2003.

         The accounting and reporting policies of Old Line Bancshares, Inc. conform to accounting principles generally accepted in the United States of America.


2.   INVESTMENT SECURITIES

         As securities are purchased, management determines if the securities should be classified as held to maturity, available for sale or trading. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts at maturity. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders' equity on an after tax basis. Management has not identified any investment securities as trading.

         In the second quarter of 2003, Old Line Bank sold $1 million in investments that were previously classified as held-to-maturity. As required under SFASB Statement No. 115, all securities previously classified as held to maturity were reclassified as available-for-sale.



3.   INCOME TAXES

         The provision for income taxes includes taxes payable for the current year and deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


4.   EARNINGS PER SHARE

         Basic earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive affect to the one for two stock exchange in 2002 and the 200% stock dividend payable to shareholders of record on September 26, 2003 and payable October 10, 2003. Diluted earnings per share is calculated including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

                                                  Three Months Ended              Nine Months Ended
                                                     September 30,                  September 30,
                                                  2003            2002          2003             2002
                                                  ----            ----          ----             ----
Weighted average number of shares              1,756,894        859,895.5     1,231,180       859.895.5
Dilutive average number of shares                 35,264         14,175          27,758        14,175



5.    STOCK-BASED COMPENSATION

         Old Line Bancshares, Inc. has adopted a stock option plan for directors and officers and certain employees. Option prices are equal to the fair market value of the stock on the date of grant. The total number of shares available for options was 112,500 shares.

         The Bank applies APB No. 25 in accounting for the stock options. Accordingly, no compensation has been recognized for the stock options granted. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) was issued in October, 1995 to establish accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 requires measurement of compensation expense provided by stock-based plans using a fair value based method of accounting, and recognition of compensation expense in the statement of income or disclosure in the notes to the financial statements.

         A summary of the status of the outstanding options follows:

                                                                                    September 30, 2003
                                                                                          Weighted
                                                             Number of                    average
                                                               Shares                   exercise price
                                                               ------                   --------------
Outstanding, beginning of year                                 73,500                         $4.72
Options granted                                                    -                              -
Options exercised                                                  -                              -
Options expired                                                    -                              -
                                                               ------                          -----
Outstanding, end of year                                       73,500                          $4.72
                                                               ======                          =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         Some of the matters discussed below include forward-looking statements. Forward-looking statements often use words such as "believe," "expect," "plan," "may," "will," "should," "project," "contemplate," "anticipate," "forecast," "intend" or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be different from those anticipated or estimated for the reasons discussed below and the reasons under the heading "Information Regarding Forward Looking Statements."

General

         Old Line Bancshares, Inc. was formed under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank, a Maryland commercial bank.

         On May 22, 2003, the stockholders of Old Line Bank approved an Agreement and Plan of Reorganization and Articles of Share Exchange pursuant to which (i) Old Line Bank would become a wholly-owned subsidiary of Old Line Bancshares, Inc., and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock would be converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock would become the holders of all the outstanding shares of Old Line Bancshares, Inc. common stock. The reorganization became effective at 12:01 a.m. on September 15, 2003.

         In June 2003, Old Line Bank completed a public offering of 299,000 shares of common stock at an offering price of $25 per share. We anticipate that the $6.9 million in net offering proceeds will provide Old Line Bank the capital to retain higher percentages of loans that it previously participated to other financial institutions and to support present and future growth in assets and maintain Old Line Bank's well capitalized status with the bank regulatory authorities. We may also use these funds for future expansion efforts including, potentially, opening or acquiring new branch locations.

         Other than owning all of the capital stock of Old Line Bank, Old Line Bancshares, Inc. does not currently engage in any other business activity.

         This discussion and analysis provides an overview of the financial condition and results of operations of Old Line Bancshares, Inc. and Old Line Bank as of September 30, 2003 and December 31, 2002, and for the three and nine-month periods ended September 30, 2003 and 2002. The discussion with respect to time periods prior to September 15, 2003 relates solely to Old Line Bank. All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, to reflect Old Line Bank's one for two stock exchange in June 2002 and the 200% stock dividend paid October 10, 2003.

Summary of Recent Performance

         For the three-month period ending September 30, 2003, net income amounted to $76,227, compared to net income of $81,976 for the same period in the prior year. Net income for the nine month period ending September 30, 2003 was $337,881 and $259,354 for the nine month period ending September 30, 2002. Basic and fully diluted earnings per share were $0.27 in the first nine months of 2003, compared to $0.30 for the same period in 2002. The 897,000 additional shares issued during the public offering in June 2003, as restated for the 200% stock dividend paid October 10, 2003, negatively impacted earnings per share. Although we grew the loan portfolio 35.60%, during the nine month period ended September 30, 2003, until such time that we deploy all of the proceeds from the offering into loans and other income producing assets versus maintaining them in lower yielding liquid investments, we expect lower earnings per share than for comparable historical periods. The .25% reduction in the targeted Federal Funds rate during the three months ended September 30, 2003 negatively impacted earnings for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002. During the period, we completed the formation of the holding company. The $60,000 in expenses associated with the formation of the holding company and the costs associated with the payment of a 200% stock dividend negatively impacted earnings and earnings per share. We anticipate improvement in earnings during the fourth quarter of the year as we continue to deploy the offering proceeds into increased loan volume.

         Return on average equity on an annualized basis during the first nine months of 2003 decreased to 5.58% compared to a return on average equity of 6.46% for the same period in 2002. Return on average assets on an annualized basis for the first nine months of 2003 was .57% compared to .56% for the same period in 2002.

         Total assets were $89.3 million on September 30, 2003. This represented a $17.1 million or 23.61% increase over the December 31, 2002 level of $72.2 million.

         At September 30, 2003, total loans, net of allowance, had grown to $58.4 million, as compared to $43.1 million at December 31, 2002, representing an increase of 35.60%. The growth in the loan portfolio began to reflect Old Line Bank's higher lending limit, and, as a result its ability to retain a higher portion of loans previously participated out to other financial institutions. It also reflects the hiring of additional relationship officers, the opening of the Clinton, Maryland branch in September 2002 and increased business development efforts.

         The allowance for loan losses was $524,131 or 0.89% of loans at September 30, 2003, compared to $389,553 or 0.90% of loans at December 31, 2002. For all periods presented, our non-performing loans have been immaterial.

         Deposits amounted to $72.1 million at September 30, 2003, which represents a $9.8 million or 15.88% increase from $62.3 million of total deposits at December 31, 2002. Deposits grew as a result of increased marketing efforts and the opening of the Clinton, Maryland branch in September 2002.

         Total stockholders' equity was $12.7 million at September 30, 2003 and $5.7 million at December 31, 2002. Stockholders' equity increased during the first nine months of 2003 as a result of the $6.9 million received from the sale of 299,000 additional shares of common stock in June 2003 and net income of $337,881, offset by the payment of $80,257 in dividends in February 2003 and a $151,117 net decrease in the carrying value of our available for sale securities.

         Our net interest margin was 3.57% for the first nine months of 2003, as compared to 3.87% for the first nine months of 2002. The decline in the net interest margin is a direct result of actions taken by the Board of Governors of the Federal Reserve System to lower the target federal funds rate from 1.75% on January 1, 2002, to 1.25% on January 1, 2003, and to 1% on September 30, 2003. Many of our interest-earning assets, including many of our commercial loans, real estate loans and home equity loans, are based on the Wall Street Journal "Prime" rate, which is generally tied to the federal funds rate. In contrast, our time deposits have fixed interest rates, which have not re-priced as quickly during the declining interest rate environment. The effect on net interest margin of declining interest rates was somewhat offset by increases in deposits and interest earning assets during the period. During the next twelve months, there are $14.6 million in certificates of deposit or 55.1% of our certificate of deposit portfolio with an average interest rate of 3.35% that will mature and will re-price to the then current market interest rate. We believe that we offer competitive interest rates on certificates of deposit and that we will be able to retain these deposits. If retained at our current average certificate of deposit rate of 1.5% our interest expense would decline and our net interest margin would increase.

         We are not aware of any current recommendations by any regulatory authorities, which, if they were implemented, would have a material effect on our liquidity, capital resources or results of operations.

Results of Operations

         Net Interest Income

         Net interest income is the difference between income on interest earning assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments, and federal funds sold; interest on interest-bearing deposits and other borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.


         Three months ended September 30, 2003 compared to three months ended
         --------------------------------------------------------------------
September 30, 2002
------------------

         Net interest income after provision for loan losses for the three months ended September 30, 2003 increased 18.84% to $659,820 from $555,210 for the same period in 2002. The increase was primarily attributable to a 28.66% or $16.6 million increase in total average interest earning assets to $74.4 million for the nine months ended September 30, 2003 from $57.8 million for the same period in 2002.

         Interest revenue increased from $975,915 for the three months ended September 30, 2002 to $1.0 million for the same period in 2003. Interest expense for all interest bearing liabilities amounted to $311,226 for the three months ended September 30, 2003 versus $378,705 for the three months ended September 30, 2002. These changes were a result of normal business growth offset by declines in market interest rates.

         Nine months ended September 30, 2003 compared to nine months ended
         ------------------------------------------------------------------
September 30, 2002
------------------

         Net interest income after provision for loan losses for the nine months ended September 30, 2003 increased 17.16% to $1.8 million from $1.6 million for the same period in 2002. As discussed below, this increase was due to an increase in average interest earning assets and a decline in the average interest rate paid on interest bearing liabilities. These increases to net interest income were offset by decreases in the average rate earned on interest bearing assets and the average interest rate paid on interest bearing liabilities.

         Interest revenue increased from $2.8 million for the nine months ended September 30, 2002 to $2.9 million for the nine months ended September 30, 2003. The increase was primarily attributable to a 28.66% increase in average interest earning assets to $74.4 million for the nine month period ended September 30, 2003 over $57.8 million of total average interest earning assets for the same period in 2002. This increase was offset by a decline in the average interest rate earned on these assets of 5.33% for the nine month period ended September 30, 2003 compared to the average interest rate earned of 6.50% for the same period ended September 30, 2002. This decline was due to declining market interest rates.

           Interest expense for all interest bearing liabilities amounted to $1.0 million for the nine months ended September 30, 2003, which was $158,474 lower than the $1.1 million for the nine months ended September 30, 2002. This decrease was a result of the decline in the average interest rate paid on interest bearing liabilities to 2.37% for the nine month period ended September 30, 2003 compared to the average interest rate paid on interest bearing liabilities of 3.28% for the nine month period ended September 30, 2002. This decline in the average rate was offset by an increase in the average interest bearing liabilities to $55.2 million for the nine month period ended September 30, 2003 compared to $46.4 million for the nine month period ended September 30, 2002.

         The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, total liabilities, stockholders' equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.


                     Average Balances, Interest, and Yields
                                  Consolidated

                                                For the Nine Months Ended                       For the Nine Months Ended
                                                    September 30, 2003                              September 30, 2002

Federal Funds Sold                             $8,025,942         $ 64,017      1.07 %    $   6,274,791         $ 80,102     1.71 %
Interest Bearing Deposits                         605,128           14,645      3.24            109,890            1,586     1.93
Investment Securities

    U.S. Agency                                11,349,622          319,007      3.76         12,025,696          492,482     5.48
    Mortgage Backed                             2,748,656           76,041      3.70          2,572,476          113,795     5.91
    State and Municipal                         2,631,717           95,295      4.84            397,603           15,198     5.11
    Other                                         429,463           16,503      5.14            370,478           15,873     5.73
                                          ---------------- ----------------  --------   ----------------  ---------------  -------
      Total Investment Securities 1,2          17,159,458          506,846      3.95         15,366,253          637,348     5.55
Loans:
  Commercial                                    6,183,865          383,668      8.30          5,827,360          403,699     9.26
  Mortgage                                     25,127,873        1,173,220      6.24         16,641,246          924,869     7.43
  Installment                                  17,774,440          823,442      6.19         13,934,597          763,932     7.33
                                          ---------------- ----------------  --------   ----------------  ---------------  -------
      Total Loans                              49,086,178        2,380,330      6.48         36,403,203        2,092,500     7.69
Allowance for Loan Losses                       (458,573)                                     (313,215)
                                          ----------------                              ----------------
      Total Loans, net of allowance3           48,627,605        2,380,330      6.54         36,089,988        2,092,500     7,75
                                          ---------------- ----------------  --------   ----------------  ---------------  -------
Total interest-earning assets                  74,418,133        2,965,838      5.33         57,840,922        2,811,536     6.50
                                          ---------------- ----------------  --------   ----------------  ---------------  -------

Noninterest bearing cash                        2,069,010                                     1,779,971
Premises and Equipment                          2,099,619                                     1,725,903
Other Assets                                    1,103,454                                       760,269

                                          ---------------- ----------------  --------   ----------------  ---------------  -------
      Total Assets                            $79,690,216       $2,965,838      4.98  %     $62,107,065      $ 2,811,536     6.05  %
                                          ================ ================  ========   ================  ===============  ========
Liabilities and Stockholders' Equity:
Interest-bearing Deposits
    Savings                                   $12,499,427         $ 52,524      0.56        $10,074,733         $ 67,402      0.89
    Money market and NOW                       12,107,766           52,653      0.58          7,636,606           51,811      0.91
    Other time deposits                        26,570,051          728,887      3.67         24,700,586          873,689      4.73
                                          ---------------- ----------------  --------   ----------------  ---------------  --------
Total interest-bearing deposits                51,177,244          834,064      2.18         42,411,925          992,902      3.13
Borrowed Funds                                  4,049,451          146,134      4.82          4,010,989          145,769      4.86
                                          ---------------- ----------------  --------   ----------------  ---------------  --------

Total interest-bearing liabilities             55,226,695          980,198      2.37         46,422,914        1,138,671      3.28
Noninterest bearing deposits                   15,521,909                                    10,040,974
                                          ---------------- ----------------  --------   ----------------  ---------------  --------
                                               70,748,604          980,198      1.85         56,463,888        1,138,671      2.70

Other Liabilities                                 838,913                                       275,770
Stockholder's Equity                            8,102,699                                     5,367,407
                                          ----------------                              ----------------
  Total Liabilities and Stockholder's
   Equity                                    $ 79,690,216                                   $62,107,065
                                          ================                              ================

Net interest spread                                                             2.96  %                                       3.21 %
                                                           ----------------  --------                     ---------------  ---------
Net interest income                                             $1,985,640      3.57 %                       $ 1,672,865      3.86 %
                                                           ================  ========                     ===============  =========


---------------------------
1 Interest on tax-exempt securities is reported on a fully taxable equivalent basis. Interest on tax-exempt securities is presented on a fully taxable equivalent (FTE) basis utilizing an effective federal and state tax rate of 34%. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See "Reconciliation of Non-GAAP Measures."

2 Available for sale investment securities are presented at amortized cost.

3 We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.

                          Rate/Volume Variance Analysis

                        Nine months ended September 30,
                     2003 compared to 2002 Variance due to:
                             (Dollars in Thousands)

                                               Total       Rate      Volume
                                               -----       ----      ------
Interest Earning Assets:
  Interest bearing deposits                  $ 13,059   $ 3,501      $ 9,558
  Federal funds sold                          (16,085)  (46,030)      29,945

Investment Securities
 U.S. Agency                                 (173,475) (136,426)      (37,049)
 Mortgage backed                              (37,754)  (48,166)      10,412
 State, county, municipals                     80,097   (34,066)     114,163
 Other                                            630    (2,750)       3,380
Loans:
   Commercial                                 (20,031)  (53,043)      33,012
   Mortgage                                   248,351  (382,205)     630,556
   Installment                                 59,510  (221,950)     281,460
                                              -------  ---------   ----------
       Total interest revenue                 154,302  (921,135)   1,075,437
                                              -------  ---------   ----------


Interest Bearing Liabilities:
   Savings and NOW deposits                   (14,878)  (36,458)      21,580
  Money market and super NOW                      842   (39,846)      40,688
   Other time deposits                       (144,802) (233,228)      88,426
   Other borrowed funds                           365    (1,504)       1,869
                                              -------  ---------   ----------
       Total interest expense                (158,473) (311,036)     152,563
                                              -------  ---------   ----------
Net interest income                         $ 312,775 ($610,099)    $922,874
                                              =======  =========   ==========

         Interest on tax-exempt securities is presented on a fully taxable equivalent (FTE) basis utilizing an effective federal and state tax rate of 34%. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See "Reconciliation of Non-GAAP Measures."

         Provision for Loan Losses

         Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio, loan charge-off experience and concentrations of risk (if any). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

         The provision for loan losses was $126,000 for the nine months ended September 30, 2003, as compared to $108,000 for the nine months ended September 30, 2002, an increase of $18,000 or 16.67%.

         The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio as well as a change in the composition of the portfolio.

         Historically, we have experienced loan losses in the consumer loan portfolio, specifically indirect automobile loans. We have exited that business and have reduced that element of the portfolio by 96.55% or $3.4 million during the past three years to an outstanding balance of $115,814 at September 30, 2003 as compared to a balance of $389,403 at September 30, 2002. Also, during the nine-months ended September 30, 2002, substantially all of the charge-offs were related to indirect automobile loans.

         As we have decreased indirect automobile loans, we have simultaneously increased our mortgage loans, specifically commercial real estate loans, both as a percentage of loans in the loan portfolio and in total dollar value. From September 30, 2002 to September 30, 2003, the dollar value of our commercial real estate loans increased from $14.7 million to $27.5 million, and the percentage of commercial real estate loans to total loans increased from 36.98% to 46.91%.

         Because commercial real estate loans generally have higher loan balances and greater credit risk than indirect automobile loans, the loss estimates for these types of loans are generally greater than the loss estimates for indirect automobile loans. As a result, the reduction in the indirect automobile loan portfolio was more than offset by increased provisions allocated to the mortgage loan portfolio as a result of the increase in commercial real estate loans. We expect that this trend will continue.

         The adequacy of the allowance for loan losses is reviewed at least quarterly. Our review includes evaluation of impaired loans as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commissions SAB No. 102, Loan Loss Allowance Methodology and Documentation; and the Federal Financial Institutions Examination Council's Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.

         The evaluation of the adequacy of the allowance for loan losses is based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan other than commercial loans (including letters of credit and unused commitments), where the loans are further divided by risk rating and loss ratios are applied by risk rating, to determine estimated loss amounts. Categories of loans are installment and other consumer loans (other than boat loans), boat loans, mortgage loans (commercial real estate, residential real estate and real estate construction) and commercial loans.

         Loss ratios for installment and other consumer loans (other than boat loans), boat loans and mortgage loans (commercial real estate, residential real estate and real estate construction) are determined based upon a review of prior 18 months delinquency trends for the category, the three year loss ratio for the category, peer group loss ratios and industry standards.

         With respect to commercial loans, management assigns a risk rating of one through eight to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of eight having the greatest amount of risk. For commercial loans of less than $250,000, the risk rating may be reviewed annually based on, among other things, the borrower's financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower's industry and payment history. The risk rating for all commercial loans in excess of $250,000 is reviewed at least annually. Loans with a risk rating of five or greater are evaluated separately and assigned loss amounts based upon the evaluation. For loans with risk ratings between one and four, loss ratios are determined based upon a review of prior 18 months delinquency trends, the three year loss ratio, peer group loss ratios and industry standards.

         We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management's estimation increase the risk inherent in the category. If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category. For all periods presented, there were no specific adjustments made for concentrations of credit or economic considerations. We will not create a separate valuation allowance unless a loan is considered impaired under SFAS No. 114 and SFAS No. 118. For all periods presented, there were no impaired loans.

         Our policies require a review of assets on a regular basis, and we believe that we appropriately classify loans as well as other assets if warranted. We believe that we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy, and new information that becomes available to us. However, there are no assurances that the allowance for loan losses will be sufficient to absorb losses on non-performing assets, or that the allowance will be sufficient to cover losses on non-performing assets in the future.

         The allowance for loan losses represents 0.89% of total loans at September 30, 2003 and 0.90% of total loans at December 31, 2002. Old Line Bank has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The following table represents an analysis of the allowance for loan losses for the periods indicated:


                            Allowance for Loan Losses

                                                       Nine Months Ended                   Year Ended
                                                         September 30,                     December 31,
                                                         ------------                     ------------
                                                          2003             2002                  2002
                                                     -------------------------------------------------

Balance, beginning of period                       $ 389,553            $ 268,806            $ 268,806

Provision for loan losses                            126,000              108,000              144,000
                                                    --------             --------              --------
Chargeoffs:
  Commercial                                            --                   --                   --
  Mortgage                                              --                   --                   --
  Consumer                                            (4,039)             (24,343)             (35,748)
                                                    --------             --------              --------
Total chargeoffs                                      (4,039)             (24,343)             (35,748)
Recoveries:
  Commercial                                            --                   --                   --
  Mortgage                                              --                   --                   --
  Consumer                                            12,617                9,053               12,495
                                                    --------             --------              --------
Total recoveries                                      12,617                9,053               12,495
                                                    --------             --------              --------
Net chargeoffs                                         8,578              (15,193)             (23,253)

Balance, end of period                             $ 524,131            $ 361,516            $ 389,553
                                                    ========             ========              ========

Allowance for loan losses to total loans                 .89%                 .91%                 .90%
Ratio of net-chargeoffs during period to
  average loans outstanding during period              (.018%)               .042%                .062%


The following table provides a breakdown of the allowance for loan losses.



                          Allocation of Allowance for Loan Losses
                                       September 30, 2003                       December 31,
                                       ------------------                       ------------
                                  2003                      2002                      2002
                                  ----                      ----                      ----
                                    % of Loans                 % of Loans                % of Loans
                                      in Each                    in Each                   in Each
                           Amount     Category       Amount      Category      Amount      Category
                         --------     --------    ---------    ----------    --------    ----------
Installment & others     $ 12,043        1.63%    $ 31,969        3.43%      $ 29,512        3.08%
Boat                      137,317       30.98       98,603       33.43        114,282       35.43
Mortgage                  282,189       56.19      157,738       47.12        172,277       47.27
Commercial                 92,581       11.20       73,206       16.02         73,482       14.22
                         --------     --------    ---------    ----------    --------    ----------
Total                    $524,130      100.00%    $361,516      100.00%      $389,553      100.00%
                         ========     ========    =========    ==========    ========    ==========



         Non-interest Revenue

         Three months ended September 30, 2003 compared to three months ended
         --------------------------------------------------------------------
September 30, 2002
------------------

         Non-interest revenue for the three months ended September 30, 2003 included primarily construction loan fees, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees and ATM fees. Non-interest revenue totaled $124,610 for the three months ended September 30, 2003, an increase of $30,294 or 32.12% over the 2002 amount of $94,316. The increase was primarily the result of increased mortgage origination fees (part of "other fees and commissions" on the balance sheet) caused by the continued low interest rate environment which caused an increase in re-financings on residential mortgages brokered to a third party processor. As the re-financing market continues to slow, we anticipate these fees will decline in the fourth quarter. Increased loan fees in other categories may offset a portion of this decline.

         Nine months ended September 30, 2003 compared to nine months ended
         ------------------------------------------------------------------
September 30, 2002
------------------

         Non-interest revenue consisted primarily of gains on securities sales, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees and ATM fees. Non-interest revenues amounted to $468,851 for the nine months ended September 30, 2003, an increase of $156,376 or 50.04% over the 2002 level of $312,475. In general, the increase resulted from realized gains on the sale of securities of $88,359 during the first nine months of 2003 compared to $1,471 in 2002. Other fees and commission increased $54,382 during the first nine months of 2003 as compared to the same period of 2002. Other fees and commissions increased due to an increase in new construction loans and an increase in mortgage origination fees. Mortgage origination fees increased for the same reasons discussed above.

         Non-interest Expense

         Three months ended September 30, 2003 compared to three months ended
         --------------------------------------------------------------------
September 30, 2002
------------------

         Non-interest expense for the three months ended September 30, 2003 was $679,319 versus $526,450 for the same period in 2002. The $152,689 or 29.04%
increase was attributable to the opening of the Clinton, Maryland branch in September 2002, the addition of a new lending officer in January 2003, and expenses incurred during the period with the establishment of the holding company. Salary and benefit expenses were $68,455 higher due to the hiring of a new lending officer in January 2003 and annual payroll increases. We also incurred salaries for the entire three month period for the Clinton, Maryland branch staff as compared to a partial staffing expense in the same period in 2002. In the third quarter of 2003, we incurred approximately $60,000 in expenses associated with the establishment of the holding company and payment of a 200% stock dividend. We anticipate that we will incur additional expenses in the fourth quarter of 2003 related to the holding company as well as on our efforts to list or common stock on the Nasdaq small cap market.

         Nine months ended September 30, 2003 compared to nine months ended
         ------------------------------------------------------------------
September 30, 2002
------------------

         Non-interest expense in the first nine months of 2003 amounted to $1.8 million compared to the 2002 level of $1.5 million. The 21.19% increase is directly related to the opening of the Clinton, Maryland branch in September 2002, the addition of a new lending officer in January 2003 and the expenses associated with the formation of the holding company in September 2003. The largest component of non-interest expense is salaries and benefits. Salary and benefits expense for the nine months ended September 30, 2003 was $1.0 million or $182,988 higher than the September 30, 2002 level of $854,744 due to the additional staffing required for the Clinton, Maryland branch, the addition of a new lending officer in January 2003 and annual payroll increases. Occupancy and furniture and equipment costs totaled $238,673 through September 30, 2003, or $36,754 over the 2002 level of $201,919. This increase occurred due to the increased leasing and depreciation expenses for the Clinton, Maryland branch. Other operating expenses increased $84,158 primarily as a result of approximately $60,000 in expenses related to the formation of the holding company and costs associated with payment of the 200% stock dividend. Data processing increased $11,325 during the period as a result of an increase in the number of customer accounts.

         Income Taxes

         Three months ended September 30, 2003 compared to three months ended
         --------------------------------------------------------------------
September 30, 2002
------------------

         Income tax expense was $28,884 (27.48%) of pre-tax income for the three months ended September 30, 2003 as compared to $41,100 (33.39% of pre-tax net income) for the same period in 2002.

         Nine months ended September 30, 2003 compared to nine months ended
         -------------------------------------------------------------------
September 30, 2002
------------------

         Income tax expense was $156,024 (31.59% of pre-tax income) for the nine months ended September 30, 2003 as compared to $125,600 (32.63% of pre-tax net income) for the same period in 2002.

         Net Income

         Three months ended September 30, 2003 compared to three months ended
         --------------------------------------------------------------------
September 30, 2002
------------------

         Net income was $76,227 or $0.04 basic and diluted earnings per common share for the three month period ending September 30, 2003, a decrease of $5,749 or 7.01% compared to net income of $81,976 for the same period in 2002. The decrease in net income was the result of a $104,610 increase in net interest income after provision for loan losses and a $30,294 increase in non interest revenue that were offset by a $152,869 increase in non interest expense and a $12,216 reduction in income tax expense for the period relative to the same period in 2002.

         Nine months ended September 30, 2003 compared to nine months ended
         ------------------------------------------------------------------
September 30, 2002
------------------

         Net income was $337,881 or $0.27 basic and diluted earnings per common share for the nine month period ending September 30, 2003, an increase of $78,527 or 30.28%, compared to net income of $259,354 for the same period during 2002. The increase in net income was the result of increases in net interest income of $285,800 and non-interest income of $156,376, offset by increases in the provision of loan losses of $18,000, income tax expense of $30,424 and non-interest expense of $315,225.

Analysis of Financial Condition

         Investment Securities

         Old Line Bank's portfolio consists primarily of U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying Old Line Bank's earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify all of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders' equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. Old Line Bank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

         The investment portfolio at September 30, 2003 amounted to $14.0 million, a decrease of $4.6 million, or 24.76%, from the amount at December 31, 2002. As the result of the sale of $1 million in held to maturity securities in the second quarter of 2003, all securities held to maturity were reclassified as available for sale. This caused an increase in securities available for sale to $14.0 million at September 30, 2003 from $13.4 million at December 31, 2002 and a decline in held to maturity securities to $0 from $5.4 million. The decrease in the investment portfolio occurred because we sold some of these assets or they matured or were called and we deployed the proceeds into loans. The carrying value of available for sale securities includes unrealized depreciation of $91,296 at September 30, 2003 (reflected as unrealized depreciation of $57,930 in stockholders' equity after deferred taxes) as compared to net unrealized appreciation of $141,192 ($93,187 net of taxes) as of December 31, 2002. In general, this decline was the result of recognizing gains on the sale of investment securities, the reclassification of the held to maturity securities, the maturity of securities or the fact that some of the securities were called.

         Loan Portfolio

         The loan portfolio, net of allowance, unearned fees and origination costs increased $15.3 million or 35.60% to $58.3 million at September 30, 2003 from $43.1 million at December 31, 2002. This growth was attributable to increased business development efforts as well as our ability to retain a higher dollar amount of loans. Commercial business loans increased by $417,184 (6.78%), commercial real estate loans (generally owner-occupied) increased by $10.8 million (64.93%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $685,312 (23.76%), real estate construction loans increased by $999,159 (113.72%) and installment loans increased by $2.5 million (14.90%) from their respective balances at December 31, 2002.

         Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank's loan customers are generally located in the greater Washington, D.C. metropolitan area.

         We anticipate the increase in our legal lending limit from $910,000 to $1,970,000 that occurred as a result of the capital offering will continue to allow us to retain a higher percentage of loans that we previously participated to other financial institutions. In 2002, we participated out approximately $7 million in loans that we originated because they would have exceeded our legal lending limit. We believe that the ability to retain all or a portion of these types of loans will continue to contribute to growth in the loan portfolio. We anticipate that loan growth in the fourth quarter will continue albeit at a slower rate due to anticipated payoffs of approximately $2 million in commercial real estate mortgages from scheduled paydowns and where a Borrower has advised the Bank that he is selling the property.

         The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

          Loan Portfolio
      (Dollars in thousands)
                                        September 30            December 31,
                                           2003         %       2002       %
Real Estate
    Commercial                          $27,539     46.91    $16,698   38.58
    Construction                          1,877      3.20        879    2.03
    Residential                           3,570      6.08      2,884    6.66
Commercial                                6,573     11.20      6,156   14.22
Installment                              19,149     32.61     16,666   38.51
                                         ------    ------     ------  -------
                                         58,708    100.00     43,283  100.00
                                         ------    ======     ------  =======
Allowance for loan losses                   524                  390
Net deferred loan fees and (costs)         (203)                (166)
                                         ------               ------
                                            321                  224
                                         ------               ------
                                        $58,387              $43,059
                                        =======              =======


         Asset Quality

         Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in Old Line Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. Old Line Bank recognizes interest on non-accrual loans only when received. As of September 30, 2003 and December 31, 2002, Old Line Bank did not have any non-accrual loans. As of September 30, 2003 and December 31, 2002, the balance on accruing loans that were past due more than 90 days was $0 and $643, respectively.

         We classify any property acquired as a result of foreclosure on a mortgage loan as "real estate owned" and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of September 30, 2003 and December 31, 2002, Old Line Bank held no real estate acquired as a result of foreclosure.

         Old Line Bank applies the provisions of Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. We write off impaired loans when collection of the loan is doubtful.

         We had no impaired or restructured loans as of September 30, 2003 or December 31, 2002.

         Deposits

         We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. At September 30, 2003, the deposit portfolio had grown to $72.1 million, a $9.8 million or 15.88% increase over the December 31, 2002 level of $62.3 million. We have seen growth in several key categories over the period. Demand deposits, NOW, savings accounts, money market and certificates of deposit have all grown. The addition of the Clinton branch in September 2002 and additional personnel expanded our deposit base. Although deposit growth remained strong during the period, balances in real estate settlement accounts declined as the pace of re-financings began to slow with the recent increase in interest rates.

         As a general practice, we do not purchase brokered deposits. During the periods reported, we had no brokered deposits. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

         Borrowings

         Old Line Bank may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of the common stock it owns in that bank and certain of its loans and investment securities, provided that certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank of Atlanta advances are generally made to permit increased lending.

         At September 30, 2003, Old Line Bank was permitted to borrow up to $13.39 million from the Federal Home Loan Bank of Atlanta. As of that date, Old Line Bank had borrowed $4.0 million from the Federal Home Loan Bank of Atlanta. Old Line Bank borrowed the $4.0 million from the Federal Home Loan Bank in January 2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. Old Line Bank may not prepay the loan prior to maturity without incurring a significant prepayment penalty.

         Interest Rate Sensitivity Analysis and Interest Rate Risk Management

         A principal objective of Old Line Bank's asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest-earning assets and interest-bearing liabilities. The Asset and Liability Committee of the Board of Directors oversees this review.

         The Asset and Liability Committee establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a bank's earnings resulting from movements in market interest rates. Management monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Monthly financial reports supply management with information to evaluate and manage rate sensitivity and adherence to policy. Old Line Bank's asset/liability policy's goal is to manage assets and liabilities in a manner that stabilizes net interest income and net economic value within a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to achieve dependable, steady growth in net interest income regardless of the behavior of interest rates in general.

         As part of the interest rate risk sensitivity analysis, the Asset and Liability Committee examines the extent to which Old Line Bank's assets and liabilities are interest rate sensitive and monitors the interest rate sensitivity gap. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If re-pricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

         Old Line Bank currently has a negative gap over the short term, which suggests that the net yield on interest earning assets may decrease during periods of rising interest rates. However, a simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rate, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

         Liquidity

         Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $4.5 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. The credit facilities can be used in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

         Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of September 30, 2003, we had $2.7 million in cash and due from banks and $9.9 million in federal funds sold and other overnight investments compared to $1.4 million in cash and due from banks and $9 million in Federal Funds sold at December 31, 2002. The $6.9 million in net offering proceeds significantly increased our liquidity.

         Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank's inability to meet anticipated or unexpected liquidity needs.

         Capital

         Nine months ended September 30, 2003 (Dollars in thousands) Our stockholders' equity amounted to $12.7 million at September 30, 2003 and $5.7 million at December 31, 2002. We are considered "well capitalized" under the risk-based capital guidelines adopted by the Federal Reserve.

         Reconciliation of Non-GAAP Measures

         Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.



                                              Investment       Interest                 Total        Net Interest      Net Interest
                                              Securities       Earning Assets          Assets           Income            Spread
GAAP Interest income                          $   475            $ 2,934             $ 2,934          $ 1,954

Tax Equivalent Adjustment                          31                 31                  31               31
                                                -----              -----               -----            -----
Tax equivalent interest income                    506              2,965               2,965            1,985


GAAP Interest yield                              3.70%              5.27%               4.92%            3.51%           2.90%
Taxable Equivalent adjustment                    0.25%              0.06%               0.05%            0.06%           0.06%
Tax equivalent interest yield                    3.95%              5.33%               4.98%            3.57%           2.96%


                                                         Nine months ended September 30, 2002
                                                                (Dollars in thousands)

                                               Investment              Interest           Total      Net Interest      Net Interest
                                               Securities        Earning Assets           Assets        Income            Spread
GAAP Interest income                               632                  2,806            2,806             1,667
Tax Equivalent Adjustment                            5                      5                5                 5
                                                 -----                  -----            -----             -----
Tax equivalent interest income                     637                  2,811            2,811             1,672

GAAP Interest yield                               5.51%                  6.49%            6.04%             3.85%          3.21%
Taxable Equivalent adjustment                     0.04%                  0.01%            0.01%             0.01%          0.00%
Tax equivalent interest yield                     5.55%                  6.50%            6.05%             3.86%          3.21%


Application of Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

        The most significant accounting policies followed by Old Line Bancshares, Inc. are presented in Note 1 to the financial statements and Note 1 to the audited financial statements included as part of our Registration Statement on Form 10-SB. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the provision for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

         The provision for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the provision for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheets. Note 1 to the financial statements and
Note 1 to the audited financial statements included as part of our Registration Statement on Form 10-SB describe the methodology used to determine the provision for loan losses and a discussion of the factors driving changes in the amount of the provision for loan losses is included in the "Provision for Loan Losses" section of this financial review.

Information Regarding Forward-Looking Statements

         In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Forward-looking statements often use words such as "believe," "expect," "plan," "may," "will," "should," "project," "contemplate," "anticipate," "forecast," "intend" or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

         The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.'s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Old Line Bancshares, Inc.'s beliefs, assumptions and on information available to Old Line Bancshares, Inc. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; the dependence on key personnel; the composition of the loan portfolio; fluctuations in market rates of interest and the effect on loan and deposit pricing, adverse changes in the overall national economy as well as adverse economic conditions in Old Line Bancshares, Inc.'s specific market area; competitive factors within the financial services industry; changes in regulatory requirements and/or restrictive banking legislation; Old Line Bancshares, Inc.'s lending limit; sufficiency of the allowance for loan losses; market value of the investment portfolio and Old Line Bancshares, Inc.'s expansion strategy. For a more complete discussion of some of these risks and uncertainties see the discussion under the caption "Factors Affecting Future Results" in Old Line Bancshares, Inc.'s Registration Statement on Form 10-SB.

         Old Line Bancshares, Inc.'s actual results could differ materially from those discussed herein and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Old Line Bancshares, Inc. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Item 3.  Controls and Procedures

         As of the end of the period covered by this quarterly report on Form 10-QSB, Old Line Bancshares, Inc.'s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness Old Line Bancshares, Inc.'s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.'s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         In addition, there were no changes in Old Line Bancshares, Inc.'s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.'s internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None.

Item 2.    Changes in Securities.

      (a)   Not applicable.

      (b)   Not applicable

      (c)   Recent Sales of Unregistered Securities

                  Effective September 15, 2003, Old Line Bancshares, Inc. issued 585,631.5 shares of its common stock to the former holders of the common stock of Old Line Bank, and such holders became the stockholders of Old Line Bancshares, Inc. Also, effective September 15, 2003, Old Line Bancshares, Inc. acquired the 585,631.5 shares of the outstanding common stock of Old Line Bank formerly held by the now stockholders of Old Line Bancshares, Inc. As a result of this transaction, Old Line Bank became a wholly owned subsidiary of Old Line Bancshares, Inc. Old Line Bancshares, Inc. did not receive any consideration in connection with the reorganization. Shares issued by Old Line Bancshares, Inc. in the reorganization were issued in reliance upon the exemption from registration found in Section 3(a)(12) of the Securities Act of 1933, as amended. In September 2003, the Board of Directors declared a 200% stock dividend to all shareholders of record of Old Line Banchsares, Inc. with a payable date of October 10, 2003.

      (d)   Not applicable.

Item 3.    Defaults Upon Senior Securities.

           Not applicable.

Item 4.    Submission of Matters to a Vote of Securities Holders.

           Not applicable.

Item 5.    Other Information.

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.
            None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Old Line Bancshares, Inc.


Date: November 6, 2003       By: /s/ James W. Cornelsen
                                 -------------------------------------------
                                 James W. Cornelsen, President
                                 (Principal Executive Officer)


Date: November 6, 2003       By: /s/ Christine M. Rush
                                 -------------------------------------------
                                 Christine M. Rush, Chief Financial Officer
                                 (Principal Accounting and Financial Officer)