Form 10KSB
period 2003-12-31
OLD LINE BANCSHARES INC
filed 2004-03-29
CIK 1253317

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from________to_________

                        Commission File Number 000-50345

                            OLD LINE BANCSHARES, INC.
                 (Name of small business issuer in its charter)

         MARYLAND                                      20-0154352
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                     2995 Crain Highway, Waldorf, Md.     20601
               (Address of principal executive offices) (Zip Code)

                                 (301) 645-0333
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock: par value $0.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

The issuer's revenues for its most recent fiscal year were $4,595,091.

The aggregate market value of the common equity held by non-affiliates was $17,185,194 as of March 22, 2004, based on a sales price of $11.72 per share of Common Stock, which is the sales price at which the Common Stock was last traded on March 22, 2004 as reported by the Nasdaq SmallCap Market.

The number of shares outstanding of the issuer's Common Stock was 1,776,394.5 as of March 22, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):
                                                                  Yes __ No X


                            OLD LINE BANCSHARES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                                                                                 Page #
Part I

Item 1.           Description of Business..........................................................  1
Item 2.           Description of Property.......................................................... 14
Item 3.           Legal Proceedings................................................................ 14

Item 4.           Submission of Matters to a Vote of Security Holders.............................. 14

Part II

Item 5.           Market for Common Equity and Related Stock Matters............................... 14
Item 6.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operations........................................................ 17
Item 7.           Financial Statements............................................................. 41
                  Independent Auditor's Report
                  Consolidated Balance Sheets December 31, 2003, 2002 and 2001
                  Consolidated Statements of Income for the years ended December
                  31, 2003, 2002 and 2001 Consolidated Statement of Changes in
                  Stockholders' Equity For the years ended December 31, 2001,
                  2002 and 2003 Consolidated Statements of Cash Flows For the
                  years ended December 31, 2003, 2002 and 2001 Notes to
                  Consolidated Financial Statements
Item 8.           Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosure......................................................... 68
Item 8A.          Controls and Procedures.......................................................... 68

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons,
                  Compliance with Section 16 (a) of the Exchange Act............................... 68
Item 10.          Executive Compensation........................................................... 68
Item 11.          Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters...................................................... 68
Item 12.          Certain Relationships and Related Transactions................................... 69
Item 13.          Exhibits and Reports on Form 8-K................................................. 69
Item 14.          Principal Accountant Fees and Services........................................... 70




                                     PART I

Item 1.  Description of Business

                      Business of Old Line Bancshares, Inc.

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

                            Business of Old Line Bank

General

         Old Line Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. Old Line Bank was originally chartered in 1989 as a national bank under the title "Old Line National Bank." In June 2002, Old Line Bank converted to a Maryland-chartered trust company exercising the powers of a commercial bank, and received a Certificate of Authority to do business from the Maryland Commissioner of Financial Regulation. Old Line Bank does not exercise trust powers and its regulatory structure is the same as a Maryland chartered commercial bank. Old Line Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation insures its deposits.

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

         We are headquartered in Waldorf, Maryland, approximately 10 miles south of Andrews Air Force Base and 25 miles southeast of Washington, D.C. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients. Our current primary market area is the suburban Maryland (Washington, D.C. suburbs) counties of Prince George's and Charles. We also target customers throughout the greater Washington, D.C. metropolitan area.

         Our primary source of revenue is interest income and fees generated by lending and investing funds on deposit. We typically balance the loan and investment portfolio towards loans. Generally speaking, loans earn more attractive returns than investments and are a key source of product cross sales and customer referrals. Our loan and investment strategies balance the need to maintain adequate liquidity via excess cash or federal funds sold with opportunities to leverage our capital appropriately.

         We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.

Conversion from Federal Charter

         At Old Line Bank's 2002 annual meeting of stockholders, the stockholders of Old Line Bank approved a Plan of Conversion pursuant to which the bank, which was then known as Old Line National Bank, converted to a Maryland-chartered trust company exercising the powers of a commercial bank named Old Line Bank.

         Old Line Bank converted from a national bank to a Maryland-chartered trust company to reduce certain federal supervisory and application fees that were then applicable to Old Line Bank and to have a local primary regulator. Prior to the conversion, Old Line Bank's primary regulator was the Office of the Comptroller of the Currency. Currently, Old Line Bank's primary regulator is the Maryland Commissioner of Financial Regulation.

         As part of the conversion, and to comply with certain provisions of Maryland banking law, on the effective date of the conversion each two shares of Old Line National Bank common stock issued and outstanding were converted into one share of Old Line Bank common stock.

Location and Market Area

         We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George's and Charles.

         Our headquarters and one of our branch offices is located in Waldorf, Maryland in Charles County. Just 15 miles south of the Washington Capital Beltway, Charles County is the gateway to Southern Maryland. The northern part of Charles County is the "development district" where the commercial, residential and business growth is focused. Waldorf, White Plains and the planned community of St. Charles are located here.

         A critical component of our strategic plan and future growth is Prince George's County. Prince George's County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. All of the regions national and international airports are less than an hour away, as is Baltimore. We currently have two branch locations in Prince George's County including our newest branch, which opened in 2002.

         The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector. Although the national and local economies have contracted somewhat over the past several years, we do not believe that we have experienced any significant credit losses or have had any non-performing assets as a result of the volatility or contraction in the economy. We believe this is due to our credit culture that reinforces strict underwriting as well as close monitoring.

         We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. We anticipate expanding in Prince George's and Charles counties and in contiguous northern and western counties, such as Montgomery County, Maryland and Anne Arundel County, Maryland. We plan to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. We may purchase branches that other banks close or lease branch space from other banks. Additionally, we will pursue key market locations for new branch facilities. We currently have no specific plans regarding new branch offices or acquisitions of existing financial institutions or branches thereof.

         We intend to use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology as well as telephone banking. During the first quarter of 2004, we introduced Internet banking to our customers that includes online account access. We will continue to evaluate cost effective ways that technology can enhance our management, products and services.

Lending Activities

         General. Our primary market focus is on making loans to small and medium size businesses, entrepreneurs, professionals, consumers and high net worth clients in our primary market area. Our lending activities consist generally of short to medium term commercial business loans, commercial real estate loans, real estate construction loans, home equity loans and consumer installment loans, both secured and unsecured.

As a niche-lending product, we provide luxury boat financing to individuals. These boats are generally Coast Guard documented and have a homeport of record in the Chesapeake Bay or its tributaries.

         Credit Policies and Administration. We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, prior to funding, the loan committee consisting of the President, Chief Credit Officer, Chief Lending Officer and six members of the Board of Directors must approve by a majority vote all credit decisions in excess of a lending officer's lending authority. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of its borrowers and the concentration of loans in the portfolio.

         In addition to the normal repayment risks, all loans in the portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market. With the exception of loans provided to finance luxury boats, generally longer-term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to ensure that we minimize past due loans and that we swiftly deal with potential problem loans.

         In addition to the internal business processes employed in the credit administration area, Old Line Bank retains an outside, independent credit review firm to review the loan portfolio. This firm performs a detailed annual review and an interim update at least once a year. We use the results of the firm's report to validate our internal loan ratings and we review their commentary on specific loans and on our loan administration activities in order to improve our operations.

         Commercial Business Lending. Our commercial business lending consists of lines of credit, revolving credit facilities, accounts receivable financing, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. We originate commercial loans for any business purpose including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, indemnity deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at Old Line Bank.

         Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business. They may also involve higher average balances, increased difficulty monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower's business. To help manage this risk, we typically limit these loans to proven businesses and we generally obtain appropriate collateral and personal guarantees from the borrower's principal owners and monitor the financial condition of the business. For loans in excess of $250,000, monitoring usually includes a review of the borrower's annual tax returns and updated financial statements.

         Commercial Real Estate Lending. We finance commercial real estate for our clients, usually for owner occupied properties. We generally will finance owner-occupied commercial real estate at a maximum loan-to-value of 80%. Our underwriting policies and processes focus on the clients' ability to repay the loan as well as an assessment of the underlying real estate. We originate commercial real estate loans on a fixed rate or adjustable rate basis. Usually, these rates adjust during a three, five or seven year time period based on the then current treasury or prime rate index. Repayment terms include amortization schedules ranging from three years to a maximum of 25 years with principal and interest payments due monthly and with all remaining principal due at maturity.

         Commercial real estate lending entails significant additional risks as compared with residential mortgage lending. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate that may detrimentally impact the borrower's ability to repay. We attempt to mitigate these risks by carefully underwriting these loans. Our underwriting generally includes an analysis of the borrower's capacity to repay, the current collateral value, a cash flow analysis and review of the character of the borrower and current and prospective conditions in the market. We generally limit loans in this category to 75%-80% of the value of the property and require personal and/or corporate guarantees. For loans of this type in excess of $250,000, we monitor the financial condition and operating performance of the borrower through a review of annual tax returns and updated financial statements. In addition, we will meet with the borrower and/or perform site visits as required.

         Real Estate Construction Lending. This segment of our loan portfolio is predominately residential in nature and is comprised of loans of short duration, meaning maturities typically of nine months or less. Residential houses under construction and the underlying land for which the loan was obtained secure the construction loans. All of these loans are concentrated in our primary market area.

         Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or home under construction, which is estimated prior to the completion of the home. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property. We generally only offer real estate construction financing to experienced builders and individuals who have demonstrated the ability to obtain a permanent loan "take-out." We also perform a complete analysis of the borrower and the home under construction. This analysis includes a review of the cost to construct, the borrower's ability to obtain a permanent "take out," the cash flow available to support the debt payments and constructions costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion basis. We inspect each project as needed prior to advancing funds during the term of the construction loan.

         Residential Real Estate Lending. We offer a variety of consumer-oriented residential real estate loans. The bulk of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 85%. We also offer fixed rate home improvement loans. Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our home equity loans and lines of credit with a security interest in the borrower's primary or secondary residence. Our initial underwriting includes an analysis of the borrower's debt/income ratio which generally may not exceed 40%, collateral value, length of employment and prior credit history.

         Consumer Installment Lending. We offer various types of secured and unsecured consumer loans. A primary aspect of our consumer lending is our financing for luxury boat purchases ($19 million or 96% of the consumer loans, excluding consumer real estate, and 32.33% of all loans at December 31, 2003). Our average loan in the luxury boat loan category is approximately $150,000, with an 18 year term and a fixed interest rate. Our internal analysis and industry statistics indicate that the average life of these loans is approximately 42 months as the purchaser either trades or sells the vessel. These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets. Further, payment on these loans depends on the borrower's continuing financial stability. Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower's ability to pay. To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans. As a general guideline, the individuals' debt service should not exceed 36% of their gross income, they must own their home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%. To ascertain value, we generally receive a survey of the boat from a qualified surveyor and/or a current purchase agreement and compare the determined value to published industry values. The majority of these boats are United States Coast Guard documented vessels and we obtain a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title. As a result of these stringent guidelines, this segment of our portfolio has experienced minimal delinquency. Since inception of the portfolio in 1997, only two accounts have experienced 30-day delinquency with total losses in the portfolio of $20,000 from one account.

         We also make consumer loans for personal, family or household purposes as a convenience to our customer base. However, these loans are not a focus of our lending activities. As a general guideline, a consumer's total debt service should not exceed 40% of their gross income. The underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

         Consumer loans may present greater credit risk than residential mortgage loans because many consumer loans are unsecured or are secured by rapidly depreciating assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower's continuing financial stability. If a borrower suffers personal financial difficulties, the loan may not be repaid. Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans. However, in our opinion, many of these risks do not apply to the luxury boat loan portfolio due to the credit quality and liquidity of the borrowers.

         Lending Limit. As of December 31, 2003, our legal lending limit for loans to one borrower was approximately $1,950,000. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.

Investments and Funding

         We balance our liquidity needs based on loan and deposit growth via the investment portfolio and purchased funds. It is our goal to provide adequate liquidity to support our loan growth. In the event we have excess liquidity, we use investments to generate positive earnings. In the event deposit growth does not fully support our loan growth, we use a combination of investment sales, federal funds and other purchased funds to augment our funding position.

         We actively monitor our investment portfolio and the majority of the portfolio is generally classified as "available for sale." Under such a classification, we may sell investment instruments as management deems appropriate. On a monthly basis, we "mark to market" the investment portfolio via equity as required by Statement of Financial Accounting Standards No. 115 ("SFAS 115"). Additionally, we use the investment portfolio to balance our asset and liability position. We invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.

Other Banking Products

         We offer our customers safe deposit boxes, wire transfer services, debit cards, ATM machines at three of our branch locations and credit cards through a third party processor. Additionally, during the first quarter of 2004, we introduced Internet banking capabilities to our customers. With our Internet banking service, our customers may view their accounts on-line and electronically remit bill payments.

Deposit Activities

         Deposits are the major source of our funding. We offer a broad array of deposit products that include demand, NOW, super NOW, money market and savings accounts as well as certificates of deposit. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

         As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. To date, we have not used brokered deposits.

Competition

         The banking business is highly competitive. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our primary market area and elsewhere.

         We believe that we have effectively leveraged our talents, contacts and location to achieve a strong financial position. However, our primary market area is highly competitive and heavily branched. Competition in our primary market area for loans to small and medium sized businesses, entrepreneurs, professionals and high net worth clients is intense, and pricing is important. Most of our competitors have substantially greater resources and lending limits than we do and offer extensive and established branch networks and other services that we do not offer. Moreover, larger institutions operating in our primary market area have access to borrowed funds at a lower rate than is available to us. Deposit competition also is strong among institutions in our primary market area. As a result, it is possible that to remain competitive we may need to pay above market rates for deposits.


Employees

         As of March 15, 2004, Old Line Bank had 30 full time and 6 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good. Old Line Bancshares, Inc. has no employees.

                           Supervision and Regulation

         Old Line Bancshares, Inc. and Old Line Bank are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations and generally are intended to protect depositors, not stockholders. The following discussion is only a summary and readers should refer to particular statutory and regulatory provisions for more detailed information. In addition, management cannot predict the nature or the extent of the effect on business and earnings that new federal or state legislation may have in the future.

                            Old Line Bancshares, Inc.

         Old Line Bancshares, Inc. is a bank holding company under the Bank Holding Company Act of 1956, as amended. As such, Old Line Bancshares, Inc. is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities closely related to banking or managing or controlling banks.

         The Federal Reserve Board must approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995. The effect of the repeal of these restrictions is that, subject to certain time and deposit base requirements, Old Line Bancshares, Inc. is able to acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.

         Statutes impose certain restrictions on subsidiary banks of a bank holding company on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, these statutes prohibit a bank holding company and any subsidiary bank from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act's anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.

         In accordance with Federal Reserve Board policy, Old Line Bancshares, Inc. is expected to act as a source of financial strength to Old Line Bank and to commit resources to support Old Line Bank in circumstances in which Old Line Bancshares, Inc. might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

         The Federal Reserve Board imposes risk-based capital measures on bank holding companies in order to insure their capital adequacy. Because Old Line Bancshares, Inc. is a bank holding company with less than $150,000,000 in assets, Old Line Bancshares, Inc. is exempt from most of these risk-based capital measures. However, the Federal Reserve Board will still require that Old Line Bancshares, Inc. remain adequately capitalized and have the ability to retire any debt within 25 years from the date it incurs the debt.

         Old Line Bancshares, Inc., as a bank holding company, is subject to dividend regulations of the Federal Reserve System. In general, a small bank holding company that has a debt to equity ratio greater than 1:1 is not expected to pay corporate dividends until such time as its debt to equity ratio declines to 1:1 or less and its bank subsidiary is otherwise well managed, well capitalized and not under any supervisory order. Old Line Bancshares, Inc. is a small bank holding company, and does not have a debt to equity ratio that is greater than 1:1.

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act ("GLBA"). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

         Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto and not a substantial risk to the safety and soundness of the depository institution or the financial system in general, as determined by the Federal Reserve Board. The GLBA identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions.

         Under Maryland law, an existing bank holding company that desires to acquire a Maryland state-chartered bank or trust company, a federally-chartered bank with its main office in Maryland, or a bank holding company that has its principal place of business in Maryland, must file an application with the Maryland Commissioner of Financial Regulation. In approving the application, the Maryland Commissioner of Financial Regulation must consider whether the acquisition may be detrimental to the safety and soundness of the entity being acquired or whether the acquisition may result in an undue concentration of resources or a substantial reduction in competition in Maryland. The Maryland Commissioner of Financial Regulation may not approve an acquisition if, on consummation of the transaction, the acquiring company, together with all its insured depository institution affiliates, would control 30% or more of the total amount of deposits of insured depository institutions in Maryland. The Maryland Commissioner of Financial Regulation has authority to adopt by regulation a procedure to waive this requirement for good cause. In a transaction for which approval of the Maryland Commissioner of Financial Regulation is not required due to an exemption under Maryland law, or for which federal law authorizes the transaction without application to the Maryland Commissioner of Financial Regulation, the parties to the acquisition must provide written notice to the Maryland Commissioner of Financial Regulation at least 15 days before the effective date of the transaction.

         The status of Old Line Bancshares, Inc. as a registered bank holding company under the Bank Holding Company Act and a Maryland-chartered bank holding company does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

                                  Old Line Bank

         Old Line Bank is a Maryland chartered trust company (with all powers of a commercial bank), is a member of the Federal Reserve System (a "state member bank") and the Bank Insurance Fund of the FDIC insures its deposit accounts up to the maximum legal limits of the FDIC. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of Old Line Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing Old Line Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

Branching and Interstate Banking

         The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.

         The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states that specifically allow for such branching. The District of Columbia, Maryland and Virginia have all enacted laws that permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act (the "GLBA") altered substantially the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.

         The GLBA also provides protections against the transfer and use by financial institutions of consumers' nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The privacy provisions generally prohibit a financial institution from providing a customer's personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

Capital Adequacy Guidelines

         The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and in analyzing bank regulatory applications. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

         State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital.

         Tier 1 Capital generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as "available for sale" in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the "FDIA") and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.

Prompt Corrective Action

         Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by
Section 38 of the FDIA. Under the regulations, a bank will be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

         An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty will be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension. In general, good cause is defined as capital that has been raised and is immediately available for infusion into the bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.

         Immediately upon becoming undercapitalized, an institution will become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         Additionally, under Section 11I(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or
(x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

         Currently, Old Line Bank is well capitalized under the prompt corrective actions regulations.

Regulatory Enforcement Authority

         Federal banking law grants substantial enforcement powers to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Transactions with Affiliates and Insiders

         Maryland law imposes restrictions on certain transactions with affiliates of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If the executive committee approves such a loan, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the law's coverage.

         In addition, Old Line Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which limits the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates, and limits the amount of advances to third parties collateralized by the securities or obligations of affiliates. Section 23A limits the aggregate amount of transactions with any individual affiliate to ten percent (10%) of the capital and surplus of Old Line Bank and also limits the aggregate amount of transactions with all affiliates to twenty percent (20%) of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.

         Old Line Bank also is subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution and or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies.

Loans to One Borrower

         Old Line Bank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of Old Line Bank's unimpaired capital and surplus.

Liquidity

         Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2003, amounts in transaction accounts above $6,600,000 and up to $45,400,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $45,400,000 require reserves of $1,164,000 plus 10 percent of the amount in excess of $45,400,000. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. Old Line Bank is in compliance with its reserve requirements.

Dividends

         Under Maryland law, Old Line Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if Old Line Bank's surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Old Line Bank being in an unsafe and unsound condition.

Community Reinvestment Act

         Old Line Bank is required to comply with the Community Reinvestment Act ("CRA") regardless of its capital condition. The CRA requires that, in connection with its examinations of Old Line Bank, the Federal Reserve evaluates the record of Old Line Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Old Line Bank received a "Satisfactory" rating in its latest CRA examination.

USA PATRIOT Act

         On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA PATRIOT Act of 2001 (the "USA Patriot Act"). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department ("Treasury") has issued a number of implementing regulations that apply various requirements of the USA Patriot Act to financial institutions such as Old Line Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act's requirements.

         Failure of a financial institution to comply with the USA Patriot Act's requirements could have serious legal and reputational consequences for the institution. Old Line Bank has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury's regulations.

                        Factors Affecting Future Results

         Some of the matters discussed in this annual report including under the captions "Business of Old Line Bancshares, Inc.," "Business of Old Line Bank," and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as "believe," "expect," "plan," "may," "will," "should," "project," "contemplate," "anticipate," "forecast," "intend" or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Our actual results and the actual outcome of our expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

         We depend on the services of key personnel, including James W. Cornelsen, Joseph E. Burnett and Christine M. Rush. The loss of any of these personnel could disrupt our operations and result in reduced earnings. Mr. Cornelsen is the President and Chief Executive Officer of Old Line Bank, Mr. Burnett is a Senior Vice President and the Chief Lending Officer. Ms. Rush is a Senior Vice President, the Chief Financial Officer and the Chief Credit Officer. They provide valuable services to us and would be difficult to replace. Also, the relationships maintained by our banking executives with our customers have in a large part driven our growth and success. The unexpected loss of services of one or more of these executives could have a material adverse effect on our operations and could result in reduced revenues and earnings.

         Our focus on commercial and real estate loans may increase the risk of credit losses. We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans, which includes luxury boat financing. Many of our loans are secured by real estate (both residential and commercial) in the Maryland suburbs of Washington, D.C. We believe our credit underwriting adequately considers the underlying collateral in the evaluation process, however a major change in the real estate market could have an adverse effect on our customers, which in turn could adversely impact us.

         If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management, through a periodic review and consideration of the loan portfolio, determines the amount of the allowance for loan losses. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our earnings will suffer.

         Our profitability depends on interest rates and changes in monetary policy may impact us. Our results of operations depend to a large extent on our "net interest income," which is the difference between the interest expense incurred in connection with our interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from our interest-earning assets, such as loans and investment securities. Fluctuations in interest rates are not predictable or controllable and, therefore, we might not be able to maintain a consistent positive spread between the interest that we receive and the interest that we pay, which may significantly reduce our earnings.

         The market value of our investments could negatively impact stockholders' equity. Approximately 90.6% of our securities investment portfolio at December 31, 2003 has been designated as available for sale pursuant to Statement of Financial Accounting Standards (SFAS) No. 115 relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be "marked to market" and reflected as a separate item in stockholders' equity, net of tax. Also, at December 31, 2003, we maintained approximately 19.4% of total assets in securities available for sale. If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders' equity.

         Because Old Line Bank serves a limited market area in Maryland, we could be more adversely affected by an economic downturn in our market area than our larger competitors which are more geographically diverse. Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George's and Charles. We anticipate expanding in these counties and in contiguous northern and western counties, such as Montgomery County, Maryland and Anne Arundel County, Maryland. However, broad geographic diversification is not currently part of our community bank focus. As a result, if our market area suffers an economic downturn, our business and financial condition may be more severely affected by such circumstances. Our larger bank competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.

         Old Line Bank faces substantial competition which could adversely affect our growth and operating results. Old Line Bank operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and lending limits than Old Line Bank, and are able to offer certain services that we are not able to offer.

         Our expansion strategy may not be successful. As part of our strategic plan, we intend to expand our asset base and add branches to our banking network, either through internal growth or through acquisitions of existing financial institutions or branches thereof. Our ability to continue to grow depends upon our ability to open new branches, attract new deposits, identify loan and investment opportunities and maintain adequate capital levels. There are no guarantees that our expansion strategies will be successful.

         With respect to the branch expansion strategy, we may not be able to correctly identify profitable or growing markets for new branches or to integrate existing financial institutions or branches thereof into our operations. Also, the costs to start up new branch facilities or to acquire existing financial institutions or branches, and the additional costs to operate these facilities, may increase our non-interest expense and decrease our earnings. It may also be difficult to adequately and profitably manage the anticipated growth from the new branches. We can provide no assurance that any new branch sites will successfully attract a sufficient level of deposits and other banking business to offset their operating expenses. Any new or acquired branches will be subject to regulatory approval, and there can be no assurance that we will succeed in securing such approvals.

         Our lending limit may limit our growth. We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. Based upon our current capital levels, the amount we may lend is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our lending limit from doing business with us. We accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available.

         Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and our growth strategy. The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

Item 2.  Description of Property

         We acquired our headquarters, which is a full service banking branch and office facility located at 2995 Crain Highway in Waldorf, Maryland, in 1998 for $750,000, renovated the space at a cost of approximately $716,000, and moved our main office into it from our branch office located at 12080 Old Line Centre in Waldorf, Maryland. As an accommodation to the seller, we purchased this facility subject to a 99-year lease that we have paid in full, and we have the option to purchase the facility for $1.00 plus any applicable closing costs. We planned to exercise the purchase option during 2003. However, we were unable to complete this transaction during the year. We expect to exercise the option during 2004. For financial reporting purposes, we consider the facility owned by Old Line Bank.

         We continue to maintain a branch operation at the Old Line Centre location, and have done so since 1989. The lease, which commenced in August 1999, is a ten-year lease with two, five-year options. Payment terms on the lease are "triple net," at $4,565 monthly with 1.5% annual increases.

         In 1995, we opened a branch at 15808 Livingston Road in Accokeek, Maryland in Prince George's County in leased facilities. In March 2003, we purchased the Accokeek location for $155,877.

         Our Clinton, Maryland, Prince George's County branch, located at 7801 Old Branch Avenue, was opened in September 2002 in leased space. Exclusive of the $825 in monthly rent, we pay no utilities or other expenses associated with this facility. The lease incorporates increases in monthly rent beginning in October 2006 to $2,301, in October 2008 to $2,685 and 1.5% every year thereafter. The lease term is for a period of ten years, with three, five-year options.

Item 3.  Legal Proceedings

         From time to time, Old Line Bancshares, Inc. or Old Line Bank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2003, we had no pending legal matters or litigation for Old Line Bank or Old Line Bancshares, Inc.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stock Matters

Common Stock Prices

         On November 13, 2003, Nasdaq approved Old Line Bancshares, Inc.'s application to list its securities on the Nasdaq SmallCap Market under the symbol "OLBK" with listing to occur on December 1, 2003. Prior to the establishment of the holding company, our common stock was quoted for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers under the symbol "OLBK". From September 15, 2003 until November 30, 2003, our common stock was quoted for trading on the OTC Bulletin Board under the symbol "OLBC." Prior to listing on the Nasdaq SmallCap Market our common stock traded only sporadically.

         The following table reflects the high and low sales information as reported on the OTC Bulletin Board through December 1, 2003. Subsequent to December 1, 2003, the table shows the high and low sales information as reported on the Nasdaq SmallCap Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The prices quoted were adjusted to reflect our one for two stock exchange in June 2002 and our 200% stock dividend paid October 10, 2003.

                                                      Sale Price Range

                                                      High          Low
                                                      ----          ---
                  2002
                  ----
                  First Quarter                      $ 7.00       $5.27
                  Second Quarter                       6.67        5.53
                  Third Quarter                        6.67        6.33
                  Fourth Quarter                       6.33        5.80

                  2003
                  First Quarter                      $ 6.50       $5.80
                  Second Quarter                       9.08        5.95
                  Third Quarter                       10.17        9.15
                  Fourth Quarter                      11.60        9.70

         As of December 31, 2003, there were 1,756,894.5 shares of common stock issued and outstanding, which were held by approximately 328 stockholders of record. There were 89,250 shares of common stock issuable on the exercise of outstanding stock options, all of which were exercisable.

Dividends

         Old Line Bank has paid three cash dividends since its inception. In March 2001, Old Line Bank paid a dividend of $0.07 per share, in March 2002 Old Line Bank paid a dividend of $0.08 per share and in February 2003 Old Line Bank paid a dividend of $0.09 per share. These dividend amounts have been adjusted to reflect our one for two stock exchange in June 2002 and the 200% stock dividend paid by Old Line Bancshares, Inc. on October 10, 2003. The 200% stock dividend was paid to meet the listing requirements of the Nasdaq SmallCap Market. On February 9, 2004, Old Line Bancshares, Inc. declared a $0.03 per share quarterly dividend payable March 15, 2004 to all shareholders of record as of March 1, 2004.

         Our ability to pay dividends in the future will depend on the ability of Old Line Bank to pay dividends to us. Old Line Bank's ability to continue paying dividends will depend on Old Line Bank's compliance with certain dividend regulations imposed upon us by bank regulatory authorities. In addition, we will consider a number of other factors, including our income and financial condition, tax considerations, general business conditions and other factors before deciding to pay additional dividends in the future. There can be no assurance that we will continue to pay dividends to our stockholders.

                             SELECTED FINANCIAL DATA

         The following table summarizes Old Line Bancshares, Inc.'s selected financial information and other financial data. The selected balance sheet and statement of income data are derived from our audited financial statements. This information should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this Registration Statement. Results for past periods are not necessarily indicative of results that may be expected for any future period.

------------------------------------------------------------------------------------------------------------------
Year Ended December 31,                                                       2003            2002           2001
------------------------------------------------------------------------------------------------------------------

                                                                    (Dollars in thousands, except per share data)
Income Statement Data:
  Interest income                                                           $3,994          $3,756         $3,457
  Interest expense                                                           1,259           1,497          1,569
  Net interest income                                                        2,735           2,259          1,888
  Provision for loan losses                                                    162             144             78
  Non-interest income                                                          601             472            321
  Non-interest expense                                                       2,479           2,084          1,660
  Income taxes                                                                 225             165            156
  Net income                                                                  $470            $338           $315

Per Share and Shares Outstanding Data: (1)
  Basic net income                                                            $.34            $.39           $.37
  Fully diluted net income                                                     .34             .39            .36
  Cash dividends declared                                                      .09             .08            .07
  Book value at period end                                                   $7.30           $6.61          $6.24
  Shares outstanding, period end                                       1,756,894.5       859,894.5      859,894.5
  Average shares outstanding, basic                                    1,363,689.0       859,894.5      859,894.5
  Average shares outstanding, diluted                                  1,395,300.0       874,069.5      864,670.5

Balance Sheet Data:
  Total assets                                                             $89,536         $72,245        $60,469
  Total loans                                                               59,518          43,059         33,733
  Total investment securities                                               19,185          18,739         15,757
  Total deposits                                                            69,325          62,256         50,837
  Stockholders' equity                                                      12,828           5,687          5,362

Performance Ratios:
  Return on average assets                                                    .58%            .53%           .59%
  Return on average equity                                                   5.12%           6.40%          6.02%
  Net interest margin                                                        3.67%           3.78%          3.91%

Asset Quality Ratios:
  Allowance to period-end loans                                               .91%            .90%           .79%
  Non-performing assets to total assets                                       .00%            .00%           .00%
  Non-performing assets to provision for loan losses                          .00%            .00%           .00%

Capital Ratios:
  Tier I risk-based capital                                                  19.4%           10.9%          13.1%
  Total risk-based capital                                                   20.2%           11.7%          13.7%
  Leverage capital ratio                                                     14.7%            7.9%           9.2%
  Total equity to total assets                                               14.4%            7.7%           8.8%
  Dividend payout ratio for period                                          17.07%          20.36%         18.19%



(1) Restated for the effect of the one for two stock exchange in June 2002 and the 200% stock dividend in October 2003. See "Business of Old Line Bank - Conversion from Federal Charter" and "Market for Common Equity and Related Stock Matters."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The year ended December 31, 2003 was an exciting and challenging year. During the period we accomplished the following goals:

     o In June 2003, we raised $6.9 million in net offering proceeds from a public offering of 299,000 shares of Old Line Bank common stock at an offering price of $25 per share.
     o In September 2003, we reorganized into the holding company form of organization and, as a result, Old Line Bank became a wholly owned subsidiary of Old Line Bancshares, Inc. and Old Line Bank's shareholders became shareholders of Old Line Bancshares, Inc.
     o On October 10, 2003, we paid a 200% stock dividend to shareholders of record on September 26, 2003 in order to meet the listing requirements of the Nasdaq SmallCap Market.
     o In December 2003, we obtained approval from Nasdaq to list Old Line Bancshares, Inc.'s common stock on the Nasdaq Smallcap market.
     o In December 2003, we completed testing and installation of Old Line Bank's website and Internet on-line banking service.
     o During the year, we grew net loans by 38.22% or $16.4 million to $59.5 million at December 31, 2003 from $43.1 million at December 31, 2002.
     o We maintained asset quality with no loans past due more than 90 days at December 31, 2003, a ratio of non performing assets to total asset at December 31, 2003 of 0.00%, and a ratio of net chargeoffs to average loans outstanding during the period of 0.007% compared to .062% for the year ended December 31, 2002.
     o We grew deposits $7.0 million or 11.35% during the year to $69.3 million at December 31, 2003 from $62.3 million at December 31, 2002.
     o With gains on the sale of securities and increased fee income, we grew noninterest revenue 27.40% during the year or $129,188, from $471,553 for 2002 to $600,741 for 2003.
     o As a result of the 38.22% loan growth and the 27.40% improvement in noninterest revenue, we increased net income 39.18% as compared to 2002, to $470,262 from $337,869.
     o We ended the year with a Tier I risk-based capital ratio at 19.4%, a total risk based capital ratio of 20.2% and a leverage capital ratio of 14.7%, which exceeds the regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.
     o We increased the dividend per share over 2002 from $0.08 to $0.09 while reducing the dividend payout ratio from 20.36% to 17.07%.

     We also faced many internal and external challenges during the year that negatively impacted our performance as outlined below:

     o Primarily as a result of costs associated with the formation of the holding company, Nasdaq Smallcap listing expenses and increased branch security costs, other operating expenses increased 21.35% or $128,692 during the year to $731,474 from $602,782 during 2002.
     o As a result of the increased equity received in the offering, our return on average equity declined to 5.12% at December 31, 2003 from 6.40% at December 31, 2002.
     o Due to the $6.9 million in proceeds received in the offering and the increased number of shares, earnings per share declined to $0.34 for the year ended December 31, 2003 from $0.39 for the year ended December 31, 2002.
     o Primarily as a result of the .25% reduction in the Federal Funds rate and excess funds held in lower yielding investments, the net interest margin declined from 3.78% to 3.67% during the year as we began deploying the offering proceeds from lower yielding investment securities to loans.

     As we look ahead to 2004 and beyond, the market area in which we operate continues to present opportunities for a community focused bank. We anticipate our loans and deposits will continue to grow during the year. We expect continued improvement in earnings as we leverage the funds received from the offering into loans. During the year we anticipate we will improve earnings by:

     o    Increasing interest revenue through continued loan growth.
     o Reducing interest expense by growing core deposits and non-interest bearing deposits with increased business development and promotional campaigns.
     o    Reducing other operating expenses relative to revenues:

          o with reductions in security costs garnered from the installation of equipment during the third quarter of 2003 that protects our employees and premises while reducing expenses.

          o    by reducing organizational and legal expenses.

In 2004, we anticipate that our continued growth will require us to hire additional employees and identify new location(s) for our operations. We also expect that we will use a portion of the savings realized in other operating expenses to provide internet banking and other services to our customers.

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

         2003 compared to 2002
         ---------------------

         Net interest income after provision for loan losses for the year ended December 31, 2003 amounted to $2.6 million, which was $458,159 or 21.66% greater than the 2002 level of $2.1 million.

         Interest income increased from $3.8 million for the year ended December 31, 2002 to $4.0 million for the year ended December 31, 2003. The increase was primarily attributable to substantial increases in earning assets, which was somewhat offset by decreasing market interest rates. The increase in earning assets was directly attributable to the increased legal lending limit, the opening of the Clinton, Maryland branch and increased marketing efforts.

         Average loans, net of allowance, were $51.2 million in 2003, compared to $36.9 million in 2002. The related interest income including fees from loans was $3.3 million in 2003, or $457,717 greater than the 2002 level of $2.8 million. The average yield on loans decreased to 6.36% in 2003 from 7.58% in 2002, as a result of the reduction in the prime rate from 4.75% at December 31, 2001 to 4.00% at December 31, 2003. Investment securities and other earning assets, such as federal funds sold, contributed $711,999 to interest income for the year ended December 31, 2003. This represents a decrease of $219,700 over the 2002 level of $931,699 as a higher level of assets was maintained in lower rate federal funds for future deployment into loan growth and interest rates declined during the period. The yield on earning assets was 5.31% in 2003, which was 97 basis points lower than the 2002 level of 6.28%.

         Interest expense for all interest bearing liabilities amounted to $1.3 million in 2003, which was $238,142 lower than the 2002 level of $1.5 million. The cost of interest bearing liabilities was 2.28% in 2003, or 86 basis points lower than the 2002 level of 3.14%. The decrease in interest expense resulted from declining market interest rates exceeding the increase in interest bearing liabilities. Consistent with asset growth, average interest bearing funding sources (deposits and borrowed funds) grew to $71.7 million in 2003, which was $13.2 million greater than the 2002 level of $58.5 million.

         As the result of increased recognition in the Prince George's County market and the proceeds from the capital offering, we anticipate that we will continue to grow earning assets during the year. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the anticipated historically low cost of funds will result in an increase in our interest earning income, although there is no assurance that this will be the case.

2002 compared to 2001
---------------------

         Net interest income after provision for loan losses for the year ended December 31, 2002 amounted to $2.1 million, which was $305,703 or 16.89% greater than the 2001 level of $1.8 million.

         Interest income increased from $3.5 million for the year ended December 31, 2001 to $3.8 million for the year ended December 31, 2002.

         Average loans, net of allowance, were $36.9 million in 2002, compared to $27.7 million in 2001. The related interest income including fees from loans was $2.8 million in 2002, or $455,029 greater than the 2001 level of $2.4 million. The average yield on loans decreased to 7.58% in 2002 from 8.46% in 2001, as a result of the reduction in the prime rate from 9.00% at December 31, 2000 to 4.25% at December 31, 2002. Investment securities and other earning assets, such as federal funds sold, contributed $931,699 to interest income for the year ended December 31, 2002. This represents a decrease of $155,640 over the 2001 level of $1.1 million as a higher level of assets was deployed into loan growth and interest rates declined during the period. The yield on earning assets was 6.28% in 2002, which was 87 basis points less than the 2001 level of 7.15%.

         Interest expense for all interest bearing liabilities amounted to $1.5 million in 2002, which was $72,314 lower than the 2001 level of $1.6 million. The cost of interest bearing liabilities was 3.14% in 2002, or 82 basis points lower than the 2001 level of 3.96%. The decrease in interest expense resulted from declining market interest rates exceeding the increase in interest bearing liabilities. Consistent with asset growth, average interest bearing funding sources (deposits and borrowed funds) grew to $58.5 million in 2002, which was $11.0 million greater than the 2001 level of $47. 5 million.

         The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

                                                                    Average Balances, Interest, and Yields

                                                        2003                              2002                      2001
                                    ------------------------------------------------------------------------------------------------
                                      Average                            Average                        Average
                                      balance      Interest    Yield     balance    Interest   Yield    balance     Interest  Yield
                                    ------------------------------------------------------------------------------------------------
Assets:
  Federal funds sold                 $ 7,990,566    $ 82,300  1.03%   $ 6,809,790   $ 109,880  1.61%  $ 7,333,393   $ 306,002  4.17%
  Interest-bearing deposits              629,041      14,759  2.35%       347,945       8,297  2.38%            -           -
  Investment securities (1) (2)
    U.S. Treasury                        152,131       5,074  3.34%             -           -                   -           -
    U.S. Agency                       10,633,180     412,000  3.87%    11,806,666     609,988  5.17%   12,889,966     758,163  5.88%
    Mortgage-backed securities         2,721,922     101,186  3.72%     2,969,958     160,498  5.40%            -           -
    Tax exempt securities              2,741,896     138,725  5.06%       694,697      31,966  4.60%            -           -
     Other                               492,883      24,242  4.92%       378,988      20,832  5.50%      363,287      23,174  6.38%
                                      ----------   ---------  -----    ----------   ---------  -----   ----------   ---------  -----
       Total investment securities    16,742,012     681,227  4.07%    15,850,309     823,284  5.19%   13,253,253     781,337  5.90%
                                      ----------   ---------  -----    ----------   ---------  -----   ----------   ---------  -----
  Loans: (3)
    Commercial                         6,421,338     528,249  8.23%     5,842,925     533,785  9.14%    5,287,806     508,765  9.62%
    Mortgage                          27,023,348   1,667,368  6.17%    17,156,866   1,243,252  7.25%   12,603,602   1,055,111  8.37%
    Installment                       18,209,333   1,091,574  5.99%    14,278,193   1,047,597  7.34%   10,111,899     805,729  7.97%
                                      ----------   ---------  -----    ----------   ---------  -----   ----------   ---------  -----
       Total loans                    51,654,019   3,287,191  6.36%    37,277,984   2,824,634  7.58%   28,003,307   2,369,605  8.46%
    Allowance for loan losses            481,701           -              330,895           -             260,099           -
                                      ----------   ---------  -----    ----------   ---------  -----   ----------   ---------  -----
       Total loans, net of allowance  51,172,318   3,287,191  6.42%    36,947,089   2,824,634  7.65%   27,743,208   2,369,605  8.54%
                                      ----------   ---------  -----    ----------   ---------  -----   ----------   ---------  -----
  Total interest-earning assets       76,533,937   4,065,477  5.31%    59,955,133   3,766,095  6.28%   48,329,854   3,456,944  7.15%
                                      ----------   ---------  -----    ----------   ---------  -----   ----------   ---------  -----
  Noninterest-bearing cash             2,028,452                        1,737,089           -           2,197,622           -
  Premises and equipment               2,129,028                        1,758,886           -           1,756,152           -
  Other assets                         1,040,509                          901,183           -             983,036           -
                                      ----------   ---------  -----    ----------   ---------  -----   ----------   ---------  -----
       Total assets                 $ 81,731,926 $ 4,065,477  4.97%  $ 64,352,291 $ 3,766,095  5.85% $ 53,266,664 $ 3,456,944  6.49%
                                      ==========   =========  =====    ==========   =========  =====   ==========   =========  =====
Liabilities and Stockholders' equity
  Interest-bearing deposits
     Savings and Now deposits       $ 12,560,842    $ 64,886  0.52%  $ 10,320,302    $ 87,873  0.85%  $ 8,936,254   $ 139,305  1.56%
    Money market and super NOW        12,110,101      69,953  0.58%     8,211,172      69,791  0.85%    5,878,011      79,610  1.35%
    Other time deposits               26,375,442     928,560  3.52%    25,176,433   1,144,434  4.55%   20,828,397   1,155,256  5.55%
                                      ----------   ---------  -----    ----------   ---------  -----   ----------   ---------  -----
      Total interest-bearing deposits 51,046,385   1,063,399  2.08%    43,707,907   1,302,098  2.98%   35,642,662   1,374,171  3.86%
     Borrowed funds                    4,053,425     195,392  4.82%     4,000,000     194,835  4.87%    4,000,000     195,076  4.88%
                                      ----------   ---------  -----    ----------   ---------  -----   ----------   ---------  -----
   Total interest-bearing liabilities 55,099,810   1,258,791  2.28%    47,707,907   1,496,933  3.14%   39,642,662   1,569,247  3.96%
   Non-interest-bearing deposits      16,643,727                       10,839,966                       7,914,338
                                      ==========   =========  =====    ==========   =========  =====   ==========   =========  =====
                                      71,743,537   1,258,791  1.75%    58,547,873   1,496,933  2.56%   47,557,000   1,569,247  3.30%
  Other liabilities                      795,882                          525,934                         477,104
  Stockholders' equity                 9,192,508                        5,278,484                       5,232,560
                                      ----------                        ----------                      ----------
    Total liabilities and
    stockholders' equity            $ 81,731,927                     $ 64,352,291                    $ 53,266,664
                                      ----------                       -----------                     -----------

Net interest spread                                           3.03%                            3.14%                           3.19%
Net interest income                              $ 2,806,686  3.67%              $ 2,269,162   3.78%              $ 1,887,697  3.91%
                                                 -----------  -----              -----------   -----              -----------  -----



1) Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See "Reconciliation of Non-GAAP Measures."
2) Available for sale investment securities are presented at amortized cost.

3)       We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.


                                                                   Rate/Volume Variance Analysis

                                              Twelve months Ended December 31,                 Twelve months Ended December 31,
                                             -----------------------------------------      ----------------------------------------
                                                   2003 compared to 2002                            2002 compared to 2001
                                             -----------------------------------------      ----------------------------------------
                                                      Variance due to:                                  Variance due to:
                                                  Total          Rate           Volume         Total          Rate           Volume
                                                  -----          ----           ------         -----          ----           ------

             Interest Earning Assets:
                Federal funds sold           $   (27,580)   $   (46,590)   $    19,010    $  (196,122)   $  (174,288)   $   (21,834)
                Interest bearing deposits          6,462           (228)         6,690          8,297          8,297    $      --
              Investment Securities
                U.S. Treasuries                    5,074           --            5,074           --             --             --
                U.S. Agency                     (197,988)      (137,319)       (60,669)      (148,175)       (84,477)       (63,698)
                Mortgage backed                  (59,312)       (45,918)       (13,394)       160,498        160,498           --
                State, county, municipals        106,759         12,588         94,171         31,966         31,966           --
                Other                              3,410         (2,854)         6,264         (2,342)        (3,344)         1,002
             Loans:
                Commercial                        (5,536)       (58,403)        52,867         25,020        (28,382)        53,402
                Mortgage                         424,116       (291,204)       715,320        188,141       (192,967)       381,108
                Installment                       43,977       (244,569)       288,546        241,868        (90,186)       332,054
                                                --------      ----------     ---------        -------       ---------       --------
                   Total interest revenue        299,382       (814,497)     1,113,879        309,151       (372,883)       682,034
                                                --------      ----------     ---------        -------       ---------       --------

             Interest Bearing Liabilities
                Savings and NOW deposits         (22,987)       (42,064)        19,077        (51,432)       (73,008)        21,576
                Money market and super NOW           162        (32,977)        33,139         (9,819)       (41,419)        31,600
                Other time deposits             (215,874)      (270,377)        54,503        (10,822)      (251,988)       241,166
                Other borrowed funds                 557         (2,045)         2,602           (241)          (241)          --
                                                --------      ----------     ---------        -------       ---------       --------
                    Total interest expense      (238,142)      (347,463)       109,321        (72,314)      (366,656)       294,342
                                                --------      ----------     ---------        -------       ---------       --------
             Net interest income             $   537,524     $ (467,034)   $ 1,004,558    $   381,465    $    (6,227)   $   387,692
                                                ========      ==========     =========        =======       =========       ========



1) Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See "Reconciliation of Non-GAAP Measures."



         Provision for Loan Losses

         Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

         The provision for loan losses was $162,000 for the year ended December 31, 2003, as compared to $144,000 for the year ended December 31, 2002, an increase of $18,000. The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio as well as a change in the composition of the portfolio.

         Historically, we have experienced loan losses in the consumer loan portfolio, specifically indirect automobile loans. We have exited that business and at December 31, 2003 had reduced that element of the portfolio to an outstanding balance of $81,061 as compared to a balance of $302,000 at December 31, 2002 and $881,000 at December 31, 2001. During the year ended December 31, 2003, the majority of the charge-offs were related to indirect automobile loans. For the years ended December 31, 2002 and 2001, significantly all of the charge-offs were related to indirect automobile loans.

         As we have decreased indirect automobile loans, we have simultaneously increased our mortgage loans, specifically commercial real estate loans, both as a percentage of loans in the loan portfolio and in total dollar value. From December 31, 2002 to December 31, 2003, the dollar value of our commercial real estate loans increased from $16.7 million to $26.9 million, and the percentage of commercial real estate loans to total loans increased from 38.58% to 44.87%. From December 31, 2001 to December 31, 2002, the dollar value of our commercial real estate loans increased from $11.6 million or 34.16% of total loans to $16.7 million or 38.58% of total loans.

         Because commercial real estate loans generally have higher loan balances and greater credit risk than indirect automobile loans, the loss estimates for these types of loans are generally greater than the loss estimates for indirect automobile loans. As a result, the reduction in the indirect automobile loan portfolio was more than offset by increased allowances allocated to the mortgage loan portfolio as a result of the increase in commercial real estate loans. The net effect of this change is that our allowance for loan losses has increased as a percentage of total loans. We expect that this trend will continue.

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

         We base the evaluation of the adequacy of the allowance for loan losses upon loan categories. We categorize loans as installment and other consumer loans (other than boat loans), boat loans, mortgage loans (commercial real estate, residential real estate and real estate construction) and commercial loans. We apply loss ratios to each category of loan other than commercial loans (including letters of credit and unused commitments). We further divide commercial loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts. We evaluate delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral separately and assign loss amounts based upon the evaluation.

         We determine loss ratios for installment and other consumer loans (other than boat loans), boat loans and mortgage loans (commercial real estate, residential real estate and real estate construction) based upon a review of prior 18 months delinquency trends for the category, the three year loss ratio for the category, peer group loss ratios and industry standards.

         With respect to commercial loans, management assigns a risk rating of one through eight to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of eight having the greatest amount of risk. For commercial loans of less than $250,000, we may review the risk rating annually based on, among other things, the borrower's financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower's industry and payment history. We review the risk rating for all commercial loans in excess of $250,000 at least annually. We evaluate loans with a risk rating of five or greater separately and assign loss amounts based upon the evaluation. For loans with risk ratings between one and four, we determine loss ratios based upon a review of prior 18 months delinquency trends, the three year loss ratio, peer group loss ratios and industry standards.

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

         The allowance for loan losses represents 0.91% of total loans at December 31, 2003 and 0.90% and 0.79% of total loans at December 31, 2002 and December 31, 2001, respectively. We have no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

         The following table represents an analysis of the allowance for loan losses for the periods indicated:

                            Allowance for Loan Losses

Year Ended December 31,                      2003        2002         2001
-----------------------------------------------------------------------------

Balance, beginning of period             $ 389,553     $ 268,806     $ 251,631
Provision for loan losses                  162,000       144,000        78,000
                                         ---------     ---------     ---------
Chargeoffs:
   Commercial                                 --            --            --
   Mortgage                                   --            --            --
   Consumer                                (16,554)      (35,748)      (68,731)
                                         ---------     ---------     ---------
Total chargeoffs                           (16,554)      (35,748)      (68,731)
Recoveries:
   Commercial                                 --            --            --
   Mortgage                                   --            --            --
   Consumer                                 12,691        12,495         7,906
                                         ---------     ---------     ---------
Total recoveries                            12,691        12,495         7,906
                                         ---------     ---------     ---------
Net chargeoffs                              (3,863)      (23,253)      (60,825)

Balance, end of period                   $ 547,690     $ 389,553     $ 268,806
                                         =========     =========     =========

Allowance for loan losses to total loans      0.91%         0.90%         0.79%
Ratio of net-chargeoffs during period to
  average loans outstanding during period   (0.007%)      (0.062%)      (0.217%)



         The following table provides a breakdown of the allowance for loan losses:


     Allocation of Allowance for Loan Losses
                   December 31,
                              2003                                 2002                              2001
                              ----                                 ----                              ----
                     Amount      % of Loans               Amount      % of Loans            Amount       % of Loans
                                 in Each                              in Each                            in Each
                                 Category                             Category                           Category
                     -----------------------------------------------------------------------------------------------


Installment & others   $  9,840        1.29  %            $ 29,512         3.08 %            $ 58,561        5.60  %
Boat                    141,826       31.04                114,282        35.43                57,899       32.08
Mortgage                278,329       53.89                172,277        47.27                97,464       45.65
Commercial              117,695       13.78                 73,482        14.22                54,882       16.67
                        -------       -----                -------        -----                ------       -----
Total                  $547,690      100.00  %            $389,553       100.00 %            $268,806       100.00 %
                        =======       =====                =======        =====                ======       ======


         Non-interest Revenue

         2003 compared to 2002
         ---------------------

         Non-interest revenue consisted primarily of gains on securities sales, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees and ATM fees. Revenues amounted to $600,741 for the year ended December 31, 2003, or 27.40% higher than the 2002 amount of $471,553. As part of our business strategy, we continued to focus our efforts on increasing the levels of non-interest income during 2003. As a result of increased volume as well as an increase in fees assessed on accounts, service charges on deposit accounts increased $21,930 or 10.07% during 2003 to $239,679 from $217,749 in 2002. Other fees and commissions also increased during the year by $57,245 or 26.57% to $272,703 versus $215,458 in 2002. This was largely attributable to an increase in mortgage origination fees received on residential mortgages brokered to a third party processor caused by the historically low interest rate environment as well as miscellaneous fees collected on loan originations. We also realized gains on the sale of securities of $88,359 during 2003 versus $38,346 in 2002.

         In 2004, we anticipate we will continue to increase income from loan fees as compared to prior years. Because we have added new residential builders to our customer base, we expect that we will have growth in the number of new loans originated, particularly in the residential construction market. Additionally, we have seen indications of increased demand in the commercial real estate market. However, we anticipate any increase will be partially offset by a decline in mortgage origination fees as a result of the anticipated stabilization in mortgage interest rates.

         2002 compared to 2001
         ---------------------

         Non-interest revenue consisted primarily of gains on securities sales, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees and ATM fees. Revenues amounted to $471,553 for the year ended December 31, 2002, or 46.96% higher than the 2001 amount of $320,880. As part of our business strategy, efforts were focused during 2002 to increase the levels of non-interest income. As a result, we were successful in increasing processing fee revenue related to loans. Additionally, ATM machine activity increased, which resulted in enhanced "foreign" ATM fees, and we received increased mortgage origination fees from a third party processor. We also realized gains on the sale of securities of $38,346 during 2002 as compared to $18,180 during 2001.


         Non-interest Expense

         2003 compared to 2002
         ---------------------

         Non-interest expense was $2.5 million in 2003, which was $395,222 greater than the 2002 level of $2.1 million. Salaries and benefit costs amounted to $1.4 million in 2003, as compared to $1.2 million in 2002. During 2003, the Clinton, Maryland branch was staffed for a full twelve months versus approximately five months in 2002 and we added a commercial loan officer in January of 2003. These items in addition to annual salary and bonus increases caused the increase in salaries and benefits.

         Occupancy expenses declined $2,911 or 1.44% in 2003. Prior to 2002, we expensed property taxes in arrears based on the payment date. In 2002, in order to properly accrue for these expenses, we double expensed the taxes during the year. As a result, property taxes were $17,639 higher in 2002 than in 2003. The reduced property tax expense in 2003 was offset by an increase in building maintenance, improvements and depreciation expenses totaling $16,634.

         Other operating expenses increased $128,692 or 21.35% from $602,782 for the year ended December 31, 2002 to $731,474 for the year ended December 31, 2003. This was primarily the result of a $61,564 increase in organizational and legal expenses and a $34,684 increase in audit & exam fees. Organizational and legal fees as well as audit fees increased primarily as a result of the expenses associated with the formation of the holding company and listing on the Nasdaq Smallcap market. Additionally, during 2002, the Accokeek and Old Line Centre branches experienced robbery related losses. As a result, during the year, we increased security at all branch locations which increased other operating expenses during 2003 by approximately $35,000. In 2003, director fees increased $15,299 due to an increased number of meetings and an increase in meeting fees. Data processing fees increased $14,356 as a result of increases in the number of customers as well as enhanced services.

         For 2004, we anticipate non-interest expense will increase as we hire additional personnel and expand our internet banking services. We expect to offset a portion of these increases with savings realized in security costs from the installation of electronic security devices in the third quarter of 2003 and a reduction in organizational and legal expenses during the year.

         2002 compared to 2001
         ---------------------

         Non-interest expense was $2.1 million in 2002, which was $424,436 greater than the 2001 level of $1.7 million. Salaries and benefit costs amounted to $1.2 million in 2002, as compared to $939,068 in 2001. Staffing of the Clinton, Maryland branch in 2002 and the addition of an executive officer in late 2001 caused the increase in salaries and benefits.

         Occupancy expenses increased $24,255 in 2002 due to the opening of the Clinton, Maryland branch during the year.

         Other operating expenses increased $156,924 or 35.20% from $445,858 for the year ended December 31, 2001 to $602,782 for the year ended December 31, 2002. The opening of the Clinton, Maryland branch coupled with the increased volume of new customers added to processing costs. In particular, data processing expenses increased by approximately $30,000. Additionally, during 2002, the Accokeek and Old Line Centre branches experienced robbery related losses. As a result, during the year, we increased security at all branch locations which increased other operating expenses during 2002 by approximately $40,000. In 2002, we also incurred approximately $40,000 of additional expenses associated with the conversion from a national to a state bank charter.

         Income Taxes

         2003 Compared to 2002
         ---------------------

         Income tax expense was $224,616 (32.32% of pre-tax income) for 2003 as compared to $164,884 (32.80% of pre-tax income) for 2002.


         2002 Compared to 2001
         ---------------------

Income tax expense was $164,884 (32.80% of pre-tax income) for 2002 as compared to $155,582 (33.04% of pre-tax income) for 2001.


         Net Income

         2003 Compared to 2002
         ---------------------

         Net income was $470,262 or $.34 basic and diluted earnings per common share for the year ended December 31, 2003, an increase of $132,393 or 39.18%, compared to net income of $337,869 for the same period during 2002. The increase in net income was the result of increases in net interest income of $476,159 and non-interest revenue of $129,188, offset by increases in the provision of loan losses of $18,000, income tax expense of $59,732, and non-interest expense of $395,222.

         2002 Compared to 2001
         ---------------------

         Net income was $337,869 or $.39 basic earnings per common share and $.39 diluted earnings per common share for the year ended December 31, 2002, an increase of $22,638 or 7.18%, compared to net income of $315,231 for the same period during 2001. The increase in net income was the result of increases in net interest income of $371,703 and non-interest income of $150,673, offset by increases in the provision of loan losses of $66,000, income tax expense of $9,302, and non-interest expense of $424,436.


Analysis of Financial Condition

         Investment Securities

         Our portfolio consists primarily of U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying our earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify a significant portion of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders' equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. We invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

         The investment portfolio at December 31, 2003 amounted to $19.2 million, an increase of $446,190, or 2.38%, from the December 31, 2002 amount of $18.7 million. Available for sale investment securities increased to $17.4 million at December 31, 2003 from $13.4 million at December 31, 2002. Held to maturity securities decreased to $1.8 million at December 31, 2003 from $5.4 million at December 31, 2002. This decrease occurred in the second quarter of 2003 when Old Line Bank sold $1 million in investments that were previously classified as held-to-maturity. As required under SFASB Statement No. 115, all securities previously classified as held to maturity were reclassified as available-for-sale. The carrying value of available for sale securities included net unrealized losses of $109,732 at December 31, 2003 (reflected as unrealized losses of $69,914 in stockholders' equity after deferred taxes) as compared to net unrealized appreciation of $141,192 ($93,187 net of taxes) as of December 31, 2002.

         The investment portfolio at December 31, 2002 amounted to $18.7 million, an increase of $3.0 million, or 18.92%, from the December 31, 2001 amount of $15.7 million. Available for sale investment securities increased to $13.4 million at December 31, 2002 from $11.1 million at December 31, 2001. Held to maturity securities increased to $5.4 million at December 31, 2002 from $4.7 million at December 31, 2001. The carrying value of available for sale securities included net unrealized appreciation of $141,192 at December 31, 2002 (reflected as unrealized appreciation of $93,187 in stockholders' equity after deferred taxes) as compared to net unrealized appreciation of $57,194 ($37,176 net of taxes) as of December 31, 2001.

The following table sets forth a summary of the investment securities portfolio as of the periods indicated. Available for sale securities are reported at estimated fair value; held to maturity securities are reported at amortized cost.



                              Investment Securities
                             (Dollars in thousands)

        December 31,                      2003       2002       2001
-------------------------------------    -------    -------    -------

  Available For Sale Securities
  U.S. treasury                          $ 1,503       $ --       $ --
  U.S. government agency                   9,332      8,075     11,057
  State, county and municipal              3,098      1,472         --
  Mortgage backed                          3,448      3,841         --
                                         -------    -------    -------
  Total Available for Sale Securities    $17,381    $13,388    $11,057
                                         =======    =======    =======

  Held To Maturity Securities
  U.S. treasury                            1,804         --         --
  U.S. government agency                      --      5,000      4,700
  State, county and municipal                 --        352         --
                                         -------    -------    -------
  Total Held to Maturity Securities      $ 1,804    $ 5,352    $ 4,700
                                         =======    =======    =======

  Equity Securities                      $   818    $   374    $   367
                                         =======    =======    =======





     The following table shows the maturities for the securities portfolio at December 31, 2003 and 2002.





--------------------------------------------------------------------------------------------------------
                                        December 31, 2003
--------------------------------------------------------------------------------------------------------
                                Available for Sale                      Held to Maturity
--------------------------------------------------------------------------------------------------------
                               Amortized       Market    Average    Amortized         Market     Average
                                 Cost          Value      Yield        Cost           Value       Yield
Maturing
3 Months or less            $   235,425    $   235,470     2.54%    $   299,475     $   299,662   0.71%
>3 Months through 1 Yr          855,986        762,204     3.72%      1,504,337       1,511,719   3.23%
>1 Year through 5 Yrs         9,723,800      9,735,006     3.15%            --              --
>5 Years through 10 Yrs       6,262,624      6,237,861     3.85%            --              --
>10 Yrs                         413,416        410,978     2.35%            --              --
                            -----------    -----------              -----------     -----------
                            $17,491,251    $17,381,519              $ 1,803,812     $ 1,811,381
                            ===========    ===========              ===========     ===========

Pledged Securities          $ 7,498,999    $ 7,450,798


                Amortized Cost, Carrying Value and Average Yield




   Amortized Cost, Carrying Value and Average Yield

    December 31, 2002
---------------------------------------------------------------------------------------------------------
                                Available for Sale                      Held to Maturity
---------------------------------------------------------------------------------------------------------
                             Amortized       Market       Average    Amortized      Market    Average
                               Cost          Value         Yield        Cost        Value      Yield
---------------------------------------------------------------------------------------------------------
Maturing
3 Months or less           $ 1,073,641    $ 1,078,252       2.62%          $ -          $ -          -
>3 Months through 1 Yr.        423,328        437,394       4.10%            -            -          -
>1 Year through 5 Yrs.       8,145,105      8,269,934       3.88%    2,500,000    2,529,575      3.44%
>5 Years through 10 Yrs.     3,100,542      3,120,359       5.13%    2,851,588    2,935,873      5.16%
>10 Yrs.                       503,745        481,614       3.43%            -            -
                          -----------    -----------              -----------     ---------
                          $ 13,246,361   $ 13,387,553              $ 5,351,588  $ 5,465,448
                          ===========    ===========              ===========     =========

Pledged Securities         $ 3,000,000    $ 3,042,987              $ 1,500,000  $ 1,578,819
                          ===========    ===========              ===========     =========



Contractual maturities of mortgage-backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.

         Loan Portfolio

         The loan portfolio, net of allowance, unearned fees and origination costs increased $16.4 million or 38.22% to $59.5 million at December 31, 2003 from $43.1 million at December 31, 2002. Commercial business loans increased by $2.1 million (34.03%), commercial real estate loans (generally owner-occupied) increased by $10.2 million (60.85%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $757,067 (26.25%), real estate construction loans increased by $883,107 (100.51%) and installment loans increased by $2.7 million (16.14%) from their respective balances at December 31, 2002.

         The loan portfolio, net of allowance, unearned fees and origination costs increased $9.4 million or 27.65% to $43.1 million at December 31, 2002 from $33.7 million at December 31, 2001. Commercial business loans increased by $499,734 (8.83%), commercial real estate loans (generally owner-occupied) increased by $5.1 million (44.12%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $140,809 (5.13%), real estate construction loans decreased by $275,974 (23.90%) and installment loans increased by $3.9 million (30.41%) from their respective balances at December 31, 2001.

         Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank's loan customers are generally located in the greater Washington, D.C. metropolitan area.

         As anticipated, the increase in our legal lending limit from $910,000 to $1,950,000 that occurred as a result of the capital offering allowed us to retain a higher percentage of loans that we previously participated to other financial institutions. In 2002, we participated out approximately $7 million in loans that we originated because they would have exceeded our legal lending limit. As a result of the capital offering, we were able to retain all or a portion of these types of loans in the third and fourth quarters of 2003.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

     Loan Portfolio
---------------------------------------------------------------------------
        2003          %         2002          %         2001          %
---------------------------------------------------------------------------
 (Dollars in thousands)

     $ 26,859      44.87%    $ 16,698       38.58%    $ 11,586      34.16%
        1,762       2.94%         879        2.03%       1,155       3.40%
        3,641       6.08%       2,884        6.66%       2,744       8.09%
        8,251      13.78%       6,156       14.22%       5,656      16.67%
       19,355      32.33%      16,666       38.51%      12,780      37.68%
     --------      ------    --------      -------    --------     -------
     $ 59,868     100.00%    $ 43,283      100.00%    $ 33,921     100.00%
     --------      ======    --------      =======    --------     =======
          547                     390                      269
         (197)                   (166)                     (81)
     --------                --------                 --------
          350                     224                      188
     --------                --------                 --------
     $ 59,518                $ 43,059                 $ 33,733
     ========                ========                 ========




The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2003:

                     Loan Maturity Distribution at December 31, 2003
                     ------------------------------------------------
                     1 year or less  1-5 years  After 5 years   Total
                     ------------------------------------------------
                                   (Dollars in thousands)
Real Estate
   Commercial           $ 12,354    $ 10,286     $ 4,219     $ 26,859
   Construction            1,762           -           -        1,762
   Residential             3,091         360         190        3,641
Commercial                 5,129       2,837         285        8,251
Installment                  253         890      18,212       19,355
                        --------    --------    --------     --------
   Total Loans          $ 22,589    $ 14,373    $ 22,906     $ 59,868
                        ========    ========    ========     ========

Fixed Rates                  522       8,882      22,508       31,912
Variable Rates            22,067       5,491         398       27,956
                        --------    --------    --------     --------
   Total Loans          $ 22,589    $ 14,373    $ 22,906     $ 59,868
                        ========    ========    ========     ========

         Asset Quality

         Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. There were no non-accrual loans as of December 31, 2003, 2002 and 2001. No loans were 90 days or more past due as of December 31, 2003 or 2002. As of December 31, 2001 the balance on accruing loans past due more than 90 days was $643.

         We classify any property acquired as a result of foreclosure on a mortgage loan as "real estate owned" and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2003, December 31, 2002 and December 31, 2001, we held no real estate acquired as a result of foreclosure.

         We apply the provisions of Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. We write off impaired loans when collection of the loan is doubtful.

         We had no impaired or restructured loans as of December 31, 2003, December 31, 2002, or December 31, 2001.

         Deposits

          We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. At December 31, 2003, the deposit portfolio had grown to $69.3 million, a $7 million or 11.35% increase over the December 31, 2002 level of $62.3 million. We have seen growth in several key categories over the period. Non-interest bearing deposits grew $7.3 million during the period to $19.9 million from $12.6 million while interest-bearing deposits declined $219,062 to $49.4 million from $49.6 million. The addition of the Clinton branch in September 2002 and key personnel expanded our non-interest bearing deposit base as we obtained an increased level of commercial checking accounts. Interest bearing deposit accounts declined as a result of a decline in real estate attorney and title company accounts. As refinancings of home mortgages declined, the balances in these accounts also declined.

         At December 31, 2002, deposits were $62.2 million, an $11.4 million increase over the December 31, 2001 level of $50.8 million. Non-interest bearing deposits grew $3.9 million during the period to $12.6 million from $8.7 million, and interest-bearing deposits grew $7.6 million to $49.6 million from $42.0 million.

         As a general practice, we do not purchase brokered deposits. During the periods reported, we had no brokered deposits. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

         The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2003.


                                         Certificate of Deposit Maturity Distribution
                                                         December 31, 2003
                                       -------------------------------------------------
                                                       Three
                                          Three       Months to      Over
                                         Months or     Twelve       Twelve
                                           Less        Months       Months       Total
                                       -------------------------------------------------
                                                       (Dollars in thousands)
Certificates of deposit
   Less than $100,000                      $ 3,358     $ 6,727      $ 7,496    $ 17,581
   Greater than or equal to $100,000           773       2,433        4,463       7,669
                                           -------     -------     --------    --------
Total                                      $ 4,131     $ 9,160     $ 11,959    $ 25,250
                                           =======     =======     ========    ========



         Borrowings

         Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $8,500,000 as of December 31, 2003. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of $13,430,000. At December 31, 2003, Old Line Bank had $3,000,000 outstanding in overnight federal funds at 1.24% and $4,000,000 outstanding with the Federal Home Loan Bank at 4.8% due January 3, 2011. At December 31, 2002 and 2001, Old Line Bank had $4,000,000 outstanding at 4.8% due January 3, 2011. Old Line Bank may not prepay the loan prior to maturity without incurring a significant prepayment penalty.

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

         The table below presents Old Line Bank's interest rate sensitivity at December 31, 2003. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.


                                                            Interest Sensitivity Analysis
                                           --------------------------------------------------------------
                                                                December 31, 2003
                                           --------------------------------------------------------------
                                                                Maturing or Repricing
                                           --------------------------------------------------------------
                                              Within       4-12         1-5         Over        Total
                                             3 Months     Months       Years      5 Years
                                           --------------------------------------------------------------
                                            (Dollars in thousands)
Interest Earning Assets:
   Investment securities                    $    535    $  2,266     $  9,735     $  6,649    $ 19,185
   Loans                                      17,577       5,012       14,373       22,906      59,868
   Interest bearing deposits                    --           400          300         --           700
   Federal funds sold                          4,003        --           --           --         4,003
                                            --------    --------     --------     --------    --------
       Total interest earning assets          22,115       7,678       24,408       29,555      83,756
                                            --------    --------     --------     --------    --------

Interest Bearing Liabilities:
   Interest-bearing transaction deposits       9,323       4,512         --           --        13,835
   Savings accounts                            3,446       3,446        3,446       10,338
   Time deposits                               4,131       9,160       11,959         --        25,250
                                            --------    --------     --------     --------    --------
       Total interest-bearing deposits        16,900      17,118       15,405         --        49,423
                                            --------    --------     --------     --------    --------
FHLB Advances                                  3,000        --          4,000         --         7,000
Other borrowings                                --          --           --           --          --
                                            --------    --------     --------     --------    --------
       Total interest-bearing liabilities     19,900      17,118       19,405         --        56,423
                                            --------    --------     --------     --------    --------

Period Gap                                  $  2,215    $ (9,440)    $  5,003     $ 29,555    $ 27,333
                                            ========    ========     ========     ========    ========

Cumulative Gap                              $  2,215    $ (7,225)    $ (2,222)    $ 27,333
                                                        ========     ========     ========    ========

Cumulative Gap/Total Assets                     2.47%      (8.07%)      (2.48%)      30.53%      30.53%



         Liquidity

         Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $8.5 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

         Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of December 31, 2003, we had $2.5 million in cash and due from banks, and $4 million in federal funds sold and other overnight investments. As of December 31, 2002 and 2001, we had $1.4 million and $2.0 million in cash and due from banks, and $5.6 million and $6.3 million in federal funds sold and other overnight investments.

         Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank's inability to meet anticipated or unexpected liquidity needs.

         Capital

         Our stockholders' equity amounted to $12.8 million at December 31, 2003, $5.7 million at December 31, 2002 and $5.4 million at December 31, 2001. We are considered "well capitalized" under the risk-based capital guidelines adopted by the Federal Reserve.

The following table shows Old Line Bancshares, Inc." regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be "well capitalized." For a discussion of these capital requirements, see "Supervision and Regulation - Capital Adequacy Guidelines."


                                                        Risk Based Capital Analysis
                                                                December 31,
                                                ----------------------------------------------
                                                    2003           2002            2001
                                                ----------------------------------------------
                                                           (Dollars in thousands)
         Tier 1 Capital:
            Common stock                             $  18          $2,866         $ 2,866
            Addl. paid-in capital                   12,363           2,600           2,563
            Retained earnings                          517             127           (105)
            Less: disallowed assets                      -              -             (23)
                                                   -------         -------         -------
         Total Tier 1 Capital                       12,898           5,593           5,301

         Tier 2 Capital:
            Allowance for loan losses                  547             390             269
                                                   -------         -------         -------

         Total Risk Based Capital                  $13,445          $5,983          $5,570
                                                   =======         =======         =======

         Risk weighted assets                      $66,574         $50,971         $40,410
                                                   =======         =======         =======

                                                                                              Regulatory
         Capital Ratios:                                                                       Minimum
                                                                                           -----------------
            Tier 1 risk based capital ratio          20.2%           10.9%         13.1%            4.0%
            Total risk based capital ratio           19.4%           11.7%         13.7%            8.0%
            Leverage ratio                           14.7%            7.9%          9.2%            4.0%
            Equity to assets ratio                   14.4%            7.7%          8.8%            4.0%




Return on Average Assets and Average Equity

         The ratio of net income to average equity and average assets and certain other ratios are as follows:

                                                    December 31,
                                  -------------------------------------------
                                       2003            2002           2001
                                  -------------------------------------------
                                            (Dollars in thousands)

Average total assets                  $81,732         $64,352         $53,267
                                      =======         =======         =======

Average equity                         $9,193          $5,278          $5,233
                                      =======         =======         =======

Net income                              $ 470           $ 338           $ 315
                                      =======         =======         =======

Cash dividends declared                 $  80           $  69           $  57
                                      =======         =======         =======

Divided payout ratio for period         17.07%          20.36%          18.19%
                                      =======         =======         =======

Return on average assets                  .58%            .53%            .59%
                                      =======         =======         =======

Return on average equity                 5.12%           6.40%           6.02%
                                      =======         =======         =======

Average stockholders' equity to
   average total assets                 11.25%           8.20%           9.82%
                                      =======         =======         =======



Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

Old Line Bancshares, Inc. is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily may include commitments to extend credit, lines of credit and standby letters of credit. In addition, Old Line Bancshares, Inc. also has operating lease obligations. Old Line Bancshares, Inc. uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on Old Line Bancshares, Inc.

         Outstanding loan commitments and lines and letters of credit at December 31 of 2003, 2002 and 2001 are as follows:



 December 31,                                                        2003         2002        2001
-----------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

 Commitments to extend credit and available credit lines:
   Commercial                                                       $ 1,395      $ 2,385     $ 1,102
   Real estate-undisbursed development and construction               3,931        3,582         254
   Real estate-undisbursed home equity lines of credit                2,686        3,892       1,752
                                                                    -------      -------     -------

                                                                    $ 8,012      $ 9,859     $ 3,108
                                                                    =======      =======     =======

 Standby letters of credit                                          $   317      $   275     $    87
                                                                    =======      =======     =======



         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares, Inc. generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management's credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis. The Company is not aware of any loss it would incur by funding its commitments or lines of credit. Commitments for real estate development and construction, which totaled $3.9 million, or 49% of the $8 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

         Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         In general, loan commitments, credit lines and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. We evaluate each customer's credit-worthiness and the collateral required on a case-by-case basis.

        Old Line Bancshares, Inc. has various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2003, significant fixed and determinable contractual obligations to third parties by payment date.

                           Within      One to      Three to      Over
                          one year   three years  five years  five years
                                        (Dollars in thousands)

Noninterest-bearing         $19,902
Interest-bearing             37,614       9,257        2,701
Purchase obligations            227         375
Operating leases                 65         227           89         191
                           --------     -------      -------       -----
     Total                 $ 57,808     $ 9,859      $ 2,790       $ 191
                           ========     =======      =======       =====

Old Line Bancshares, Inc.'s operating leases obligation represents rental payments for two branches. The interest-bearing obligations include accrued interest. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts, and accounts payable for goods and services received through December 31, 2003.

Reconciliation of Non-GAAP Measures

         Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:



                      Twelve months ended December 31, 2003
                              (Dollars in thousand)

                                     Investment      Interest      Total     Net Interest Net Interest
                                     Securities    Earning Assets  Assets       Income       Spread

GAAP interest income                   $ 610,101  $ 3,994,350  $ 3,994,350  $ 2,735,559
Tax equivalent adjustment                 71,127       71,127       71,127       71,127
                                       ---------  -----------  -----------  ------------
Tax equivalent interest income           681,228    4,065,477    4,065,477    2,806,686

GAAP interest yield                        3.64%        5.22%        4.89%        3.58%        2.94%
Taxable equivalent adjustment              0.43%        0.09%        0.08%        0.09%        0.09%
                                           -----        -----        -----        -----        -----
Tax equivalent interest yield              4.07%        5.31%        4.97%        3.67%        3.03%




                      Twelve months ended December 31, 2002
                              (Dollars in thousand)

                                    Investment     Interest      Total     Net Interest       Net Interest
                                    Securities   Earning Assets  Assets       Income             Spread

GAAP interest income                   $ 813,522  $ 3,756,333  $ 3,756,333   $ 2,259,400
Tax equivalent adjustment                  9,762        9,762        9,762         9,762
                                       ---------  -----------  -----------  ------------
Tax equivalent interest income           823,284    3,766,095    3,766,095     2,269,162

GAAP interest yield                        5.13%        6.27%        5.84%         3.76%       3.12%
Taxable equivalent adjustment              0.06%        0.01%        0.01%         0.02%       0.02%
                                           -----        -----        -----        -----        -----
Tax equivalent interest yield              5.19%        6.28%        5.85%         3.78%       3.14%


In 2001, there were no adjustments to GAAP interest income.

Impact of Inflation and Changing Prices and Seasonality

         The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, and may frequently reflect government policy initiatives or economic factors not measured by price index. As discussed above, Old Line Bank strives to manage its interest sensitive assets and liabilities in order to offset the effects of rate changes and inflation.

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

        The most significant accounting policies that we follow are presented in
Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the provision for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

        The provision for loan losses represents management's best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments. The loan portfolio also represents the largest asset type on the consolidated balance sheets.

         The evaluation of the adequacy of the provision for loan losses is based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which are evaluated separately and assigned loss amounts based upon the evaluation. Loss ratios are applied to each category of loan other than commercial loans (including letters of credit and unused commitments), where the loans are further divided by risk rating and loss ratios are applied by risk rating, to determine estimated loss amounts. Categories of loans are installment and other consumer loans (other than boat loans), boat loans, mortgage loans (commercial real estate, residential real estate and real estate construction) and commercial loans.

         Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral and the financial condition of the borrower, and in establishing loss ratios and risk ratings. The establishment of allowance factors is a continuing exercise and allowance factors may change over time, resulting in an increase or decrease in the amount of the provision or allowance based upon the same volume and classification of loans.

         Changes in allowance factors or in management's interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management's perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see the "Provision for Loan Losses" section of this financial review.

Recent Accounting Pronouncements

         Accounting pronouncements that the Financial Accounting Standards Board recently approved follow. These Statements will not have any impact on the financial statements of Bancshares or the Bank.

         FASB Statement No. 149, Amendment of Statement 133 Derivative Instruments and Hedging Activities, improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133 (2) clarifies when a derivative contains a financing component and (3) amends certain other pronouncements. This statement is effective for contracts and hedging relationships entered into or modified after September 30, 2003.

         FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003.

         FASB Interpretation No. 46, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, requires consolidation of variable interest entities by the primary beneficiary. This Interpretation is effective for the first interim period or fiscal year beginning after June 15, 2003, for variable interest entities created before February 1, 2003. For entities created after January 31, 2003, the effective date is immediate.

         AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the "carrying over" of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total cash flows expected to be collected. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

Item 7.  Financial Statements

         The following consolidated financial statements are filed with this report:

         Independent Auditors' Report

         Consolidated Balance Sheets - December 31, 2003, 2002 and 2001

         Consolidated Statements of Income - For the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Changes in Stockholders' Equity - For the years ended December 31, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows - For the year ended December 31, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

                         Report of Independent Auditors



The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Waldorf, Maryland


        We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2003, 2002, and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2003, 2002, and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.







Baltimore, Maryland
January 21, 2004


                                         Old Line Bancshares, Inc. & Subsidiary
                                               Consolidated Balance Sheets




December 31,                                                                      2003          2002           2001
-------------------------------------------------------------------------------------------------------------------------

                                   Assets

 Cash and due from banks                                                        $ 2,477,119   $ 1,409,172    $ 2,036,267
 Federal funds sold                                                               4,002,828     5,622,983      6,305,716
 Time deposits in other banks                                                       700,000       600,000              -
 Investment securities available for sale                                        17,381,519    13,387,553     11,057,194
 Investment securities held to maturity                                           1,803,812     5,351,588      4,700,000
 Loans, less allowance for loan losses                                           59,517,690    43,058,786     33,733,116
 Restricted equity securities at cost                                               818,450       373,750        366,800
 Bank premises and equipment                                                      2,279,669     1,920,243      1,741,513
 Accrued interest receivable                                                        315,326       305,486        381,216
 Deferred income taxes                                                               60,925             -         13,063
 Other assets                                                                       178,465       215,140        134,221
                                                                               ------------  ------------   ------------
                                                                               $ 89,535,803  $ 72,244,701   $ 60,469,106
                                                                               ============  ============   ============


                    Liabilities and Stockholders' Equity

 Deposits
    Noninterest-bearing                                                        $ 19,902,350  $ 12,614,536    $ 8,759,209
    Interest-bearing                                                             49,422,727    49,641,789     42,077,668
                                                                               ------------  ------------   ------------
           Total deposits                                                        69,325,077    62,256,325     50,836,877
 Borrowed funds                                                                   7,000,000     4,000,000      4,000,000
 Accrued interest payable                                                           149,831       250,259        241,344
 Income tax payable                                                                 130,675             -              -
 Deferred income taxes                                                                    -        34,021              -
 Other liabilities                                                                  102,566        17,503         29,381
                                                                               ------------  ------------   ------------
                                                                                 76,708,149    66,558,108     55,107,602
                                                                               ------------  ------------   ------------
 Stockholders' equity
   Common stock, par value $.01 per share in 2003, $10 per share in
      2002, and $5 per share in 2001; authorized 5,000,000 shares in 2003 and 1,000,000 in 2002 and 2001;  issued and oustanding 1,756,894.5
      in 2003, 286,631.5 in 2002 and 573,263 in 2001                                 17,569     2,866,315      2,866,315
    Additional paid-in capital                                                   12,362,902     2,600,000      2,563,223
    Retained earnings                                                               517,097       127,091       (105,210)
                                                                               ------------  ------------   ------------
                                                                                 12,897,568     5,593,406      5,324,328
   Accumulated other comprehensive income                                           (69,914)       93,187         37,176
                                                                               ------------  ------------   ------------
                                                                                 12,827,654     5,686,593      5,361,504
                                                                               ------------  ------------   ------------
                                                                               $ 89,535,803  $ 72,244,701   $ 60,469,106
                                                                               ============  ============   ============



                                Old Line Bancshares, Inc. & Subsidiary
                                   Consolidated Statements of Income



 Years ended December 31,                                          2003          2002          2001
--------------------------------------------------------------------------------------------------------

 Interest revenue
    Loans, including fees                                        $ 3,282,351   $ 2,824,634  $ 2,369,605
    U.S. Treasury securities                                           4,840             -            -
    U. S. government agency securities                               392,966       609,988      758,163
    Mortgage backed securities                                       101,186       160,498            -
    Tax exempt securities                                             88,397        22,204            -
    Federal funds sold                                                82,300       109,880      306,002
    Other                                                             42,310        29,129       23,174
                                                                   ---------     ---------    ---------
         Total interest revenue                                    3,994,350     3,756,333    3,456,944
                                                                   ---------     ---------    ---------

 Interest expense
    Deposits                                                       1,063,399     1,302,098    1,374,171
 Borrowed funds                                                      195,392       194,835      195,076
                                                                   ---------     ---------    ---------
 Total interest expense                                            1,258,791     1,496,933    1,569,247
                                                                   ---------     ---------    ---------

           Net interest income                                     2,735,559     2,259,400    1,887,697

 Provision for loan losses                                           162,000       144,000       78,000
                                                                   ---------     ---------    ---------
           Net interest income after provision for loan losses     2,573,559     2,115,400    1,809,697
                                                                   ---------     ---------    ---------

 Noninterest revenue
    Service charges on deposit accounts                              239,679       217,749      187,057
    Other fees and commissions                                       272,703       215,458      115,643
    Gain on disposal of assets                                        88,359        38,346       18,180
                                                                   ---------     ---------    ---------
           Total noninterest revenue                                 600,741       471,553      320,880
                                                                   ---------     ---------    ---------

 Noninterest expenses
    Salaries                                                       1,233,855     1,021,878      810,910
    Employee benefits                                                195,579       157,676      128,158
    Occupancy                                                        199,567       202,478      178,223
    Equipment                                                        118,947        99,386       96,615
    Other operating                                                  731,474       602,782      445,858
                                                                   ---------     ---------    ---------
           Total noninterest expenses                              2,479,422     2,084,200    1,659,764
                                                                   ---------     ---------    ---------

 Income before income taxes                                          694,878       502,753      470,813

 Income taxes                                                        224,616       164,884      155,582
                                                                   ---------     ---------    ---------
 Net income                                                        $ 470,262     $ 337,869    $ 315,231
                                                                   =========     =========    =========

 Basic earnings per common share                                      $ 0.34        $ 0.39       $ 0.37
 Diluted earnings per common share                                    $ 0.34        $ 0.39       $ 0.36





         Old Line Bancshares, Inc. & Subsidiary
         Consolidated Statements of Changes in Stockholder's Equity
                                                                                                       Accumulated
                                                                            Additional                   other
                                                       Common stock          paid-in      Retained   comprehensive  Comprehensive
                                                 Shares        Par value     capital      earnings      income          Income

-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                     573,263.0      $2,866,315   $ 2,563,223   $ (363,115)     $ (31,074)

 Net income                                            -               -             -      315,231              -      $315,231
 Unrealized gain (loss) on
    securities available for
    sale, net of income taxes  of $36,749              -               -             -            -         68,250        68,250
                                                                                                                        ---------
 Comprehensive income                                                                                                   $383,481
                                                                                                                        ==========
Cash dividend $.07 per share                           -               -             -      (57,326)             -
                                              ----------       ----------    ----------    ----------    ----------

Balance, December 31, 2001                     573,263.0       2,866,315     2,563,223     (105,210)        37,176

One for two share exchange                    (286,631.5)              -             -            -              -
Net income                                             -               -             -      337,869              -      $337,869
Transfer to surplus                                    -               -        36,777      (36,777)             -
Unrealized gain (loss) on
   securities available for
   sale, net of income taxes of $27,987                -               -             -            -         56,011        56,011
Comprehensive income                                   -               -             -            -              -      $393,880
Cash dividend $.08 per share                           -               -             -      (68,791)             -
                                              ----------       ----------    ----------    ----------    ----------

Balance, December 31, 2002                     286,631.5       2,866,315     2,600,000      127,091         93,187

 Capital Offering                              299,000.0       2,990,000     3,924,156            -              -
 Net income                                            -               -             -      470,262              -      $470,262
 Unrealized gain (loss) on
    securities available for
    sale, net of income taxes of $87,823               -               -             -            -       (163,101)     (163,101)
 Comprehensive income                                  -               -             -            -              -      $307,161
  Exchange of $10 par value                            -      (5,850,459)    5,850,459            -              -
  shares for $.01 par value
   shares
  Stock split effected in the form of        1,171,263.0          11,713       (11,713)
  a 200% stock dividend
 Cash dividend $.09 per share                          -               -             -      (80,257)
                                              ----------       ----------    ----------    ----------    ----------
 Balance, December 31, 2003                  1,756,894.5        $ 17,569   $12,362,902    $ 517,096      $ (69,914)
                                              ==========       ==========    ==========    ==========    ==========






          Old Line Bancshares, Inc. & Subsidiary
           Consolidated Statements of Cash Flows

Years Ended December 31,                                         2003                   2002              2001
--------------------------------------------------------------------------------------------------------------------

 Cash flows from operating activities
    Interest received                                            $3,977,615          $ 3,762,405         $3,379,342
    Fees and commissions received                                   512,382              434,678            302,700
    Interest paid                                                (1,359,219)          (1,488,018)        (1,512,608)
    Cash paid to suppliers and employees                         (2,172,857)          (2,038,914)        (1,542,040)
    Income taxes paid                                              (101,064)            (170,602)                --
                                                                 -----------         -----------         -----------
                                                                    856,857              499,549            627,394

 Cash flows from investing activities
    Purchase of investment securities
       Held to maturity                                          (2,504,375)          (4,351,767)        (4,500,000)
       Available for sale                                       (15,888,784)         (14,508,839)       (13,500,000)
    Proceeds from disposal of investment securities
       Held to maturity at maturity or call                       4,000,000            2,700,000          3,800,000
       Held to maturity sold                                      1,040,000                   --                 --
       Available for sale at maturity or call                    11,464,166           12,247,933          7,700,000
       Available for sale sold                                    1,249,275            1,036,875            818,180
    Loans made, net of principal collected                      (16,583,046)          (9,385,288)        (6,903,927)
    Purchase of equity securities                                  (444,700)              (6,950)           (16,600)
    Purchase (redemption) of certificates of deposit               (100,000)            (600,000)                --
    Purchase of premises and equipment and software                (544,253)            (302,498)           (80,848)
    Proceeds from sale of premises and equipment                         --               10,500                 --
                                                                 -----------         -----------         -----------
                                                                (18,311,717)         (13,160,034)       (12,683,195)

 Cash flows from financing activities
   Net increase (decrease) in
     Time deposits                                                 (910,139)           2,365,583          5,318,213
     Other deposits                                               7,978,892            9,053,865          5,373,257
     Net change in repurchase agreements                          3,000,000                   --                 --
     Proceeds from stock offering                                 6,914,156                   --                 --
     Dividends paid                                                 (80,257)             (68,791)           (57,326)
                                                                 -----------         -----------         -----------
                                                                 16,902,652           11,350,657         10,634,144
                                                                 -----------         -----------         -----------

 Net increase (decrease) in cash and cash equivalents              (552,208)          (1,309,828)        (1,421,657)

 Cash and cash equivalents at beginning of year                   7,032,155            8,341,983          9,763,640
                                                                 -----------         -----------         -----------
 Cash and cash equivalents at end of year                        $6,479,947          $ 7,032,155         $8,341,983
                                                                 -----------         -----------         -----------



                                Old Line Bancshares, Inc. & Subsidiary

                                Consolidated Statements of Cash Flows

Years Ended December 31,                                         2003               2002           2001
------------------------------------------------------------------------------------------------------------

Reconciliation of net income to net cash
 provided by operating activities
   Net income                                                   $ 470,262         $ 337,869       $ 315,231

Adjustments to reconcile net income to net cash provided by operating activities

     Depreciation and amortization                                152,312           118,334         110,435
     Provision for loan losses                                    162,000           144,000          78,000
     Loss (gain) on disposal of securities                        (88,359)          (36,875)        (18,180)
     Gain on sale of equipment                                          -            (1,471)              -
     Change in deferred loan fees net of costs                    (37,858)          (84,382)        (46,064)
     Amortization of premium and discounts                         30,963            14,724               -
     Deferred income taxes                                         (7,123)           19,098         155,582
     Increase (decrease) in accrued interest payable
         and other liabilities                                    115,310            (2,964)         63,973
     Decrease (increase) in accrued interest receivable
        and other assets                                           59,350            (8,784)        (31,583)
                                                                ---------         ---------       ----------
                                                                $ 856,857         $ 499,549       $ 627,394
                                                                =========         =========       ==========

         Notes to Financial Statements

1.       Organization

         Old Line Bancshares, Inc. ("Bancshares") was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank ("Bank"). On May 22, 2003, the stockholders of Old Line Bank approved an Agreement and Plan of Reorganization and Articles of Share Exchange pursuant to which (i) Old Line Bank would become a wholly-owned subsidiary of Old Line Bancshares, Inc., and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock would be converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock would become the holders of all the outstanding shares of Old Line Bancshares, Inc. common stock. The reorganization became effective at 12:01 a.m. on September 15, 2003.

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

2.       Summary of Significant Accounting Policies

         Basis of Presentation and Consolidation-The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc. and its wholly owned subsidiary, Old Line Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

         Business-Old Line Bank is a full service commercial bank operating in the suburban Maryland (Washington, D.C. suburbs) counties of Prince George's and Charles. The Bank offers deposit services and loans to individuals, small businesses, associations and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders and travelers cheques. The Bank also offers credit card services.

         Use of estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

         Cash and cash equivalents-For purposes of the consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Investment securities-As securities are purchased, management determines if the securities should be classified as held to maturity, available for sale or trading. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders' equity on an after tax basis. Management has not identified any investment securities as trading.

         In the second quarter of 2003, Old Line Bank sold $1 million in investments that were previously classified as held-to-maturity. As required under Statement of Financial Accounting Standards (SFAS) No. 115, all securities held at that time and previously classified as held to maturity were reclassified as available-for-sale.

2.       Summary of Significant Accounting Policies (Continued)

         Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

         Stock options-The Company accounts for stock options under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Options Issued to Employees in accounting for the stock options. Accordingly, no compensation has been recognized for the stock options granted. SFAS No. 123, Accounting for Stock-Based Compensation was issued in October, 1995 to establish accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 requires measurement of compensation expense provided by stock-based plans using a fair value based method of accounting, and recognition of compensation expense in the statement of income or disclosure in the notes to the financial statements.

         Had compensation been determined in accordance with the provisions of SFAS No. 123, the Bank's net income and earnings per share would have been reduced to the following pro forma amounts:

  Year Ended                           2003         2002        2001
  Net income
     As reported                   $ 470,262     $337,869   $ 315,231
     Pro forma                       448,306      332,617     297,172
  Basic earnings per share
     As reported                      $ 0.34       $ 0.39      $ 0.37
     Pro forma                          0.33         0.38        0.36
  Diluted earnings per share
     As reported                      $ 0.34       $ 0.39      $ 0.36
     Pro forma                          0.32         0.38        0.34




         Bank premises and equipment-Bank premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method.

         Foreclosed real estate-Real estate acquired through foreclosure is recorded at the lower of cost or fair market value on the date acquired. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated value of the property are included in noninterest expense.

         Advertising-Advertising costs are expensed over the life of ad campaigns. General purpose advertising is charged to expense as incurred.

         Loans and allowance for loan losses-Loans are stated at face value plus deferred origination costs, less deferred origination fees and the allowance for loan losses.

         Interest on loans is accrued based on the principal amounts outstanding. Origination fees and costs are amortized to income over the terms of the loans using an approximate interest method. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.


         Loans are considered impaired when, based on current information, management considers it unlikely that the collection of principal and interest payments will be made according to contractual terms. Generally, loans are not reviewed for impairment until the accrual of interest has been discontinued. If collection of principal is evaluated as doubtful, all payments are applied to principal.

2.       Summary of Significant Accounting Policies (Continued)

         The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, and review of specific problem areas. If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

         Income taxes-The provision for income taxes includes taxes payable for the current year and deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax expense and tax benefits are allocated to the Bank and Bancshares based on their proportional share of taxable income.

         Earnings per share-Basic earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive affect to the 200% stock dividend.

         Diluted earnings per share are calculated including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.


 December 31,                              2003          2002        2001
------------------------------------------------------------------------------

 Weighted average number of shares        1,363,689.0   859,894.5   859,894.5
 Dilutive average number of shares             31,611      14,175       4,776



         Comprehensive income-Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale net of related income taxes.

3.       Cash and Equivalents

         The Bank normally carries balances with other banks that exceed the federally insured limit. The average balance in 2003 and 2002 did not exceed the federally insured limit. The average balance carried in excess of the limit was $933,062 for 2001. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $7,990,556, $5,678,211, and $5,963,820 in 2003, 2002, and 2001,
         respectively.

         Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

4.       Investment Securities

         Investment securities are summarized as follows:


                                     Amortized    Unrealized   Unrealized     Market
    December 31, 2003                   cost        gains      losses         value
-----------------------------------------------------------------------------------------

 Available for sale
   U. S. treasury                $ 1,497,209   $     5,837   $      --     $ 1,503,046
   U. S. government agency         9,379,090        12,606        59,491     9,332,205
   State, county, and municipal    3,067,857        49,763        19,182     3,098,438
   Mortgage-backed                 3,547,095         3,105       102,370     3,447,830
                                 -----------   -----------   -----------   -----------
                                 $17,491,251   $    71,311   $   181,043   $17,381,519
                                 ===========   ===========   ===========   ===========
 Held to maturity
    U. S. treasury               $ 1,803,812   $     7,569   $      --     $ 1,811,381
                                 ===========   ===========   ===========   ===========

    December 31, 2002
-----------------------------------------------------------------------------------------

 Available for sale
   U. S. government agency       $ 8,000,000   $    74,843   $      --     $ 8,074,843
   State, county, and municipal    1,485,996        15,527        29,935     1,471,588
   Mortgage-backed                 3,760,365        82,899         2,142     3,841,122
                                 -----------   -----------   -----------   -----------
                                 $13,246,361   $   173,269   $    32,077   $13,387,553
                                 ===========   ===========   ===========   ===========
 Held to maturity
   U. S. government agency       $ 5,000,000   $   104,192   $      --     $ 5,104,192
   State, county, and municipal      351,588         9,668          --         361,256
                                 -----------   -----------   -----------   -----------
                                 $ 5,351,588   $   113,860   $      --     $ 5,465,448
                                 ===========   ===========   ===========   ===========

    December 31, 2001
-----------------------------------------------------------------------------------------

 Available for sale
   U. S. government agency       $11,000,000   $   100,920   $    43,726   $11,057,194
                                 ===========   ===========   ===========   ===========

 Held to maturity
   U. S. government agency       $ 4,700,000   $    52,351   $      --     $ 4,752,351
                                 ===========   ===========   ===========   ===========


         All investment securities with unrealized losses have been in a continuous loss position for less than twelve months.

         The table below summarizes investment securities with unrealized losses as of December 31, 2003:


December 31, 2003              Amortized     Unrealized     Market
                                  Cost         Losses        Value
                             ----------------------------------------

 U.S. government agency         $6,886,268   $   59,491   $6,826,777
 State, county, and municipal   $  905,267   $   19,182   $  886,085
 Mortgage-backed                $1,842,825   $  102,370   $1,740,455
                                ----------   ----------   ----------
Total                           $9,634,360   $  181,043   $9,453,317
                                ==========   ==========   ==========





         All unrealized losses on securities as of December 31, 2003 are considered to be temporary losses because each security will be redeemed at face value at or prior to maturity. In most cases, a temporary impairment in value is caused by market interest rate fluctuations.

         Proceeds from sales of investment securities during 2003, 2002, and 2001 were $2,289,275, $1,036,875, and $818,180 resulting in gross gains of $88,359, $36,875, and $18,180, respectively. The unrealized gain on investment securities included in comprehensive income is reported net of these realized gains.

         Contractual maturities and pledged securities at December 31, 2003, 2002, and 2001, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Available for Sale              Held to Maturity
                           Amortized        Market       Amortized      Market
 December 31, 2003            cost          value          cost         value
--------------------------------------------------------------------------------

 Maturing
   Within one year         $ 1,091,411   $   997,674   $      --     $      --
   Over one to five years    9,723,800     9,735,006     1,803,812     1,811,381
   Over five years           6,676,040     6,648,839          --            --
                           -----------   -----------   -----------   -----------
                           $17,491,251   $17,381,519   $ 1,803,812   $ 1,811,381
                           ===========   ===========   ===========   ===========

   Pledged securities      $ 7,498,999   $ 7,450,798
                           ===========   ===========

    December 31, 2002
--------------------------------------------------------------------------------

 Maturing
   Within one year         $ 1,496,969   $ 1,515,646   $      --     $      --
   Over one to five years    8,145,105     8,269,934     2,500,000     2,529,575
   Over five years           3,604,287     3,601,973     2,851,588     2,935,873
                           -----------   -----------   -----------   -----------
                           $13,246,361   $13,387,553   $ 5,351,588   $ 5,465,448
                           ===========   ===========   ===========   ===========

   Pledged securities      $ 3,000,000   $ 3,042,987   $ 1,500,000   $ 1,578,819
                           ===========   ===========   ===========   ===========

    December 31, 2001
--------------------------------------------------------------------------------

 Maturing
   Within one year         $      --     $      --     $   200,000   $   200,500
   Over one to five years    5,000,000     5,028,135     2,000,000     2,015,601
   Over five years           6,000,000     6,029,059     2,500,000     2,536,250
                           -----------   -----------   -----------   -----------
                           $11,000,000   $11,057,194   $ 4,700,000   $ 4,752,351
                           ===========   ===========   ===========   ===========

   Pledged securities      $ 4,500,000   $ 4,513,175   $ 1,200,000   $ 1,210,655
                           ===========   ===========   ===========   ===========




   Securities are pledged to secure a line of credit from the Federal Home Loan Bank.

5.       Credit Commitments

         The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.


 December 31,                                                 2003          2002        2001
-----------------------------------------------------------------------------------------------
Commitments to extend credit and available credit lines:
  Commercial                                               $1,394,609   $2,385,000   $1,107,302
  Real estate-undisbursed development and construction      3,931,474    3,581,606      254,020
  Real estate-undisbursed home equity lines of credit       2,686,224    3,891,297    1,751,804

                                                           $8,012,307   $9,857,903   $3,113,126

Standby letters of credit                                  $  316,705   $  275,290   $   86,621





         Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have variable interest rates, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time. Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

         The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss it would incur by funding its outstanding commitments.

6.       Loans

         Major classifications of loans are as follows:

 December 31,                           2003           2002           2001
--------------------------------------------------------------------------------

Real estate
  Commercial                       $ 26,858,597    $ 16,697,757    $ 11,586,143
  Construction                        1,761,724         878,617       1,154,591
  Residential                         3,641,498       2,884,431       2,743,622
Commercial                            8,250,958       6,156,267       5,656,533
Installment                          19,355,178      16,665,758      12,779,906
                                   ------------    ------------    ------------
                                     59,867,955      43,282,830      33,920,795
                                   ------------    ------------    ------------

Allowance for loan losses               547,690         389,553         268,806
Net deferred loan fees and (costs)     (197,425)       (165,509)        (81,127)
                                   ------------    ------------    ------------
                                        350,265         224,044         187,679
                                   ------------    ------------    ------------
                                   $ 59,517,690    $ 43,058,786    $ 33,733,116
                                   ============    ============    ============



         The maturity and rate repricing distribution of the loan portfolio follows:

 December 31,                              2003           2002           2001
--------------------------------------------------------------------------------
 Maturing within one year          $ 22,589,080    $ 10,347,276   $  9,889,186
 Maturing over one to five years     14,373,242      13,287,123      8,093,078
 Maturing over five years            22,905,633      19,648,431     15,938,531
                                   ------------    ------------    ------------
                                   $ 59,867,955    $ 43,282,830   $ 33,920,795
                                   ============    ============    ============



         At December 31, 2001, the principal balances of loans past due 90 days or more, was $643. No loans were 90 days or more past due or considered impaired at December 31, 2003 or December 31, 2002.

         Transactions in the allowance for loan losses were as follows:


 For the year ended December 31,      2003          2002          2001
-------------------------------------------------------------------------

Beginning balance                  $389,553       $268,806      $251,631
Provisions charged to operations    162,000        144,000        78,000
Recoveries                           12,691         12,495         7,906
                                   --------       --------      --------
                                    564,244        425,301       337,537
Loans charged off                    16,554         35,748        68,731
                                   --------       --------      --------
Ending balance                     $547,690       $389,553      $268,806
                                   ========       ========      ========



         The Bank makes loans to customers located in the Maryland suburbs of Washington D.C. Although the loan portfolio is diversified, the regional economy will influence its performance.

7.       Restricted Equity Securities

         Restricted equity securities were as follows:

December 31,                                2003         2002        2001
------------------------------------------------------------------------------
Federal Reserve Bank stock                 $ 356,450     $161,750    $154,800
Atlantic Central Bankers Bank stock           12,000       12,000      12,000
Federal Home Loan Bank stock                 350,000      200,000     200,000
                                            --------      --------    --------
Maryland Financial Bank stock                100,000           --          --
Total                                      $ 818,450     $373,750    $366,800
                                            ========      ========    ========




 8.      Bank Premises and Equipment

         A summary of bank premises and equipment and the related depreciation follows:


 December 31,                    Useful lives   2003          2002         2001
------------------------------------------------------------------------------------

Land                                           $  487,673   $  390,000   $  390,000
Building                            50 years    1,201,361    1,135,350    1,135,350
Leasehold improvements            5-30 years      469,144      255,754      107,519
Furniture and equipment            5-7 years      738,372      629,953      519,390
                                                --------    ----------    ---------
                                                2,896,550    2,411,057    2,152,259
Accumulated depreciation                          616,881      490,814      410,746
                                                --------    ----------    ---------
Net bank premises and equipment                $2,279,669   $1,920,243   $1,741,513
                                                ========    ==========    =========

Depreciation expense                           $  126,067   $   98,346   $   90,406
                                                ========    ==========    =========




         Computer software included in other assets, and related amortization, are as follows:

Cost                         5 years      $198,586     $139,826     $122,990
Accumulated amortization                   122,066       95,821       75,391
                                         --------    ----------    ---------
Net computer software                     $ 76,520     $ 44,005     $ 47,599
                                         ========    ==========    =========
Amortization expense                      $ 26,245     $ 19,988     $ 20,029
                                         ========    ==========    =========




9.       Deposits

         Major classifications of interest bearing deposits are as follows:



December 31,                                     2003            2002           2001
--------------------------------------------------------------------------------------

     Money market and NOW                    $ 13,834,126 $ 15,052,542 $ 11,964,509
     Savings                                   10,338,384    8,428,891    6,318,386
     Other time - $100,000 and over             7,669,333    7,324,067    5,931,126
     Other time                                17,580,884   18,836,289   17,863,647
                                                ---------   -----------  -----------
                                             $ 49,422,727 $ 49,641,789 $ 42,077,668
                                                =========   ===========  ===========




Notes to Financial Statements (Continued)

9.       Deposits (Continued)

         Time deposits mature as follows:

December 31,                                     2003         2002           2001
------------------------------------------------------------------------------------
Within one year                              $ 13,291,356   $9,946,325  $ 12,621,058
Over one to two years                           6,097,076   10,375,593     4,915,569
Over two to three years                         3,160,300    4,683,713     5,649,534
Over three to four years                        1,008,669      247,247       328,858
Over four to five years                         1,692,816      907,478       279,754
                                                ---------   -----------  -----------
                                             $ 25,250,217 $ 26,160,356  $ 23,794,773
                                                =========   ===========  ===========






         Interest on deposits for the years ended December 31, 2003, 2002, and 2001 consisted of the following:


 December 31,                                       2003        2002        2001
------------------------------------------------------------------------------------

Money market and NOW                           $   74,869   $   77,414   $   97,001
Savings                                            59,969       80,250      121,915
Time deposits - $100,000 and over                 290,451      295,294       68,579
Other time deposits                               638,110      849,140    1,086,676
                                                ---------   -----------  -----------
                                               $1,063,399   $1,302,098   $1,374,171
                                                =========   ===========  ===========




10.      Borrowed Funds

         The Bank has available lines of credit, including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $8,500,000 as of December 31, 2003. The Bank has an additional secured line of credit from the Federal Home Loan Bank of $13,430,000. At December 31, 2003, the Bank had $3,000,000 outstanding in overnight federal funds at 1.24% and $4,000,000 outstanding with the Federal Home Loan Bank at 4.8% due January 3, 2011. At December 31, 2002 and 2001, the Bank had $4,000,000 outstanding at 4.8%, due January 3, 2011.

11.      Related Party Transactions

         The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $10,159, $18,175, and $3,704 during the years ended December 31, 2003, 2002, and 2001, respectively.

         Loans made to officers and directors totaled $1,959,356, $1,484,469, and $1,841,670 at December 31, 2003, 2002, and 2001, respectively. The directors and officers and their affiliated companies maintained deposits with the Bank of $6,149,089, $9,348,805, and $6,619,811 at
         December 31, 2003, 2002, and 2001, respectively. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

         The schedule below summarizes changes in amounts of loans outstanding to executive officers and directors for the years ended December 31:

                December 31,                            2003
                -----------------------------------------------
                Balance at beginning of year       $ 1,484,469
                Additions                            3,486,164
                Repayments                          (3,011,277)
                                                   -----------
                Balance at end of year             $ 1,959,356
                                                   ===========

12.      Income Taxes

         The components of income tax are as follows:

For year ended December 31,      2003           2002        2001
-----------------------------------------------------------------------
Current
  Federal                     $ 203,708      $ 145,786     $    --
  State                          28,031           --            --
                              ---------      ---------     ---------
                                231,739        145,786          --
Deferred                         (7,123)        19,098       155,582
                              ---------      ---------     ---------
                              $ 224,616      $ 164,884     $ 155,582
                              =========      =========     =========



         The components of the net deferred tax assets are as follows:


Provision for loan losses     $ (75,018)     $ (41,054)     $  (5,839)
Organizational costs            (28,013)          --             --
Deferred loan origination
  fees and cost, net             34,951         31,311         18,403
Depreciation                     60,957           (753)         4,746
Operating loss carryover           --           29,594        138,272
                              ---------      ---------     ---------
                              $  (7,123)     $  19,098      $ 155,582
                              =========      =========     =========

 December 31,                             2003        2002        2001
--------------------------------------------------------------------------------

Deferred tax assets
  Allowance for loan losses            $ 177,488   $ 102,470    $  61,416
  Organization costs                      28,013        --           --
  Net unrealized loss on
       securities available for sale      39,818        --           --
                                        ---------  ---------     ---------
  Net operating loss carryforward           --          --         29,594
                                         245,319     102,470       91,010
                                        ---------  ---------     ---------

Deferred tax liabilities
  Deferred loan origination costs         98,771      63,820       32,509
  Depreciation                            85,623      24,666       25,419
  Net unrealized gain on
       securities available for sale        --        48,005       20,019
                                        ---------  ---------     ---------
                                         184,394     136,491       77,947
                                        ---------  ---------     ---------
Net deferred tax asset (liability)     $  60,925   $ (34,021)   $  13,063
                                        =========  =========     =========


The differences between the federal income tax rate of 34 percent and the effective tax rate for the Bank are reconciled as follows:

                                             2003       2002        2001
--------------------------------------------------------------------------------
Statutory federal income tax rate           34.0%       34.0%        34.0%
Increase (decrease) resulting from
  State income taxes, net of
     federal income tax benefit              1.9          --           --
  Tax exempt income                         (3.9)       (1.3)          --
  Nondeductible expenses                     0.3         0.1           --
  Other                                                   --         (1.0)
                                        ---------  ---------     ---------
                                            32.3%       32.8%        33.0%
                                        =========  =========     =========


13.      Retirement Plan

         The Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, which was amended in March 2003 and effective January 1, 2003, the Bank matches the first 3% of employee contributions to the plan and 50% of the next 2% of employee contributions, for a maximum required contribution of 4% of employee eligible compensation. This plan, which covers substantially all employees, allows for elective employee deferrals. The Bank's contributions to the plan for 2003, 2002, and 2001, were $37,716, $14,255, and $10,947, respectively.

14.      Capital Standards

         The Federal Deposit Insurance Corporation has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2003, 2002, and 2001, the capital ratios and minimum capital requirements are as follows:



                                                                          Minimum capital               To be well
           (in thousands)                       Actual                      adequacy                    capitalized
 December 31, 2003                              Amount       Ratio           Amount       Ratio           Amount       Ratio
---------------------------------------------------------------------------------------------------------------------------------

    Total capital  (to risk-weighted assets)
           Consolidated                           $13,445        20.2%         $ 5,326        8.0%          $ 6,657        10.0%
           Old Line Bank                          $13,002        19.6%         $ 5,312        8.0%          $ 6,639        10.0%
    Tier 1 capital (to risk-weighted assets)
           Consolidated                           $12,898        19.4%         $ 2,663        4.0%          $ 3,994         6.0%
           Old Line Bank.                         $12,455        18.8%         $ 2,656        4.0%          $ 3,984         6.0%
    Tier 1 capital (to average assets)
           Consolidated                           $12,898        14.7%         $ 3,514        4.0%          $ 4,392         5.0%
           Old Line Bank                          $12,455        14.2%         $ 3,506        4.0%          $ 4,383         5.0%

 December 31, 2002
---------------------------------------------------------------------------------------------------------------------------------

    Total capital  (to risk-weighted assets)
           Old Line Bank                          $ 5,983        11.7%         $ 4,091        8.0%          $ 5,114        10.0%
    Tier 1 capital (to risk-weighted assets)
           Old Line Bank                          $ 5,593        10.9%         $ 2,052        4.0%          $ 3,079         6.0%
    Tier 1 capital (to average assets)
           Old Line Bank                          $ 5,593         7.9%         $ 2,832        4.0%          $ 3,540         5.0%

 December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------

    Total capital  (to risk-weighted assets)
           Old Line Bank                          $ 5,570        13.7%         $ 3,245        8.0%          $ 4,056        10.0%
    Tier 1 capital (to risk-weighted assets)
           Old Line Bank                          $ 5,301        13.1%         $ 1,623        4.0%          $ 2,434         6.0%
    Tier 1 capital (to average assets)
           Old Line Bank                          $ 5,301         9.2%         $ 2,308        4.0%          $ 2,886         5.0%






         Tier 1 capital consists of common stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

         Failure to meet the capital requirement could affect the Bank's ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.

         In the most recent regulatory report, the Bank was categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

15.      Commitments and Contingencies


         The Bank leases two branch locations under operating lease agreements expiring through 2012. Each of the leases provides extension options. The approximate future minimum lease commitments under the operating leases as of December 31, 2003, are as follows:

                               Year                     Amount
                          --------------             ------------

                              2004                    $ 65,019
                              2005                      65,846
                              2006                      75,541
                              2007                      85,456
                              2008                      88,622
                            Remaining                  191,427
                                                      $571,911

         Rent expense was $81,056, $83,651, and $78,972 for the years ended December 31, 2003, 2002, and 2001, respectively.

         In the normal course of business the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank's financial statements.

16.      Fair Value of Financial Instruments

         The estimated fair values of financial instruments equal the carrying value of the instruments except as noted.

         Time Deposits-The fair value of time deposits with other banks is an estimate by discounting future cash flows using current rates offered for deposits of similar remaining maturities.

         Investment Securities-The fair values of investment securities available for sale and held to maturity are based upon quoted market prices or dealer quotes.

         Loans-The fair value of loans is an estimate determined by discounting future cash flows using current rates for which similar loans would be made to borrowers with similar credit histories.

         Deposits-The fair value of demand deposits and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit is an estimate using the rates currently offered for deposits of similar remaining maturities.

         Borrowed funds-The fair value of long-term FHLB advances is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.


                                     December 31, 2003           December 31, 2002
                                   Carrying         Fair        Carrying       Fair
                                    amount         value         amount       value
----------------------------------------------------------------------------------------
 Financial assets
    Time deposits                      700,000        713,092      600,000      624,920
    Investment securities           19,185,331     19,192,713   18,739,441   15,809,545
    Loans                           59,517,690     60,257,105   43,058,786   44,440,324

 Financial liabilities
    Interest bearing deposits       49,422,727     50,097,561   49,641,789   50,727,499
     Long term borrowings            4,000,000      4,150,607    4,000,000    4,172,581


17.      Other Operating Expenses

         Other operating expenses that are over 1% of gross revenues are as follows:

Year Ended December 31,              2003       2002       2001
---------------------------------------------------------------------

Director fees                     $ 53,499   $ 38,200   $ 28,300
Branch security costs               58,726     28,078       --
Audit & exam fees                   74,884     40,200     31,500
Organizational & legal expenses     86,726     25,162      1,152
Data processing                    113,260     98,904     72,913
Other                              344,379    372,238    311,993
                                  --------   --------   --------
Total                             $731,474   $602,782   $445,858
                                  ========   ========   ========



18.      Parent Company Financial Information

         The balance sheet, statement of income, and statement of cash flows for Old Line Bancshares, Inc. (Parent Company) follow:

Old Line Bancshares, Inc.
Balance Sheet
December 31,                                                           2003
--------------------------------------------------------------------------------
                                           Assets

Cash and due from banks                                            $    113,908
 Investment securities held to maturity                                 299,475
 Investment in Old Line Bank                                         12,384,821
Deferred income taxes                                                    28,013
Other assets                                                              1,437
                                                                   ------------
                                                                   $ 12,827,654
                                                                   ============
                  Liabilities and Stockholders' Equity

Stockholders' equity
  Common stock, par value $.01 per share; authorized
     5,000,000 shares; issued and outstanding 1,756,894.5 shares   $     17,569
  Paid-in-capital                                                    12,362,902
  Retained earnings                                                     517,097
                                                                    ------------
                                                                     12,897,568
  Accumulated other comprehensive income                                (69,914)
                                                                   ------------
                                                                   $ 12,827,654
                                                                   ============

Old Line Bancshares, Inc.
Statement of Income
Year Ended December 31,                 2003
------------------------------------------------

 Interest revenue
    U. S. Treasury securities        $     109
Operating Expenses
         Organizational Expense         86,726
                                     ---------

  Income before income taxes           (86,617)
  Income tax benefit                    29,450
                                     ---------
                                       (57,167)
  Undistributed net income of bank     527,429
                                     ---------

   Net income                        $ 470,262
                                     =========

 Old Line Bancshares, Inc.
 Statement of Cash Flows
 Years Ended December 31,                                                2003
--------------------------------------------------------------------------------

Cash flows from operating activities
   Cash paid for operating expenses                                     (86,726)
                                                                      ----------
                                                                        (86,726)
                                                                      ----------

Cash flows from investing activities
   Purchase of investment securities held to maturity                  (499,366)
   Proceeds from maturity of investment securities held to maturity     200,000
                                                                      ----------
                                                                       (299,366)
                                                                      ----------

Cash flows from financing activities
   Cash from Bank at reorganization                                     500,000
                                                                      ----------
Net increase (decrease) in cash                                         113,908
                                                                      ----------

Cash and cash equivalents at beginning of year                             --
                                                                      ----------
Cash and cash equivalents at end of year                              $ 113,908
                                                                      ==========


Reconciliation of net income to net cash provided by operating activities
   Net income                                                         $ 470,262
   Adjustment to reconcile net income to net cash used in operating activities
        Undistributed net income of subsidiary                         (527,429)
        Accretion of discount on debt securities                           (109)
        Increase in deferred income taxes                               (28,013)
        Increase in other assets                                         (1,437)
                                                                      ----------
                                                                      $ (86,726)
                                                                      ==========

19.      Stockholder's Equity

         Stock Options

         A summary of the status of the outstanding options follows:


                                                2003                           2002                               2001
                                    ------------------------------------------------------------------------------------------------
                                                     Weighted                         Weighted                           Weighted
                                      Number          average       Number            average          Number            average
                                     of shares    exercise price   of shares       exercise price     of shares       exercise price
------------------------------------------------------------------------------------------------------------------------------------

Outstanding, beginning of year         73,500      $    4.57        62,250            $   4.51          34,500         $   4.53
Options granted                        15,750          11.50        11,250                5.93          27,750             4.48
Options exercised                        --               --           --                   --              --               --
Options expired                          --               --           --                   --              --               --
                                       ------      ---------        ------            --------          ------         --------
Outstanding, end of year               89,250      $    5.92        73,500            $   4.57          62,250         $   4.48
                                       ======      =========        ======            ========          ======         ========


         The weighted average fair value of options granted during 2003, 2002, and 2001, has been estimated using the Black-Scholes option-pricing model with the following assumptions:

                               2003         2002        2001
--------------------------------------------------------------

Dividend yield                 0.81%        1.37%       1.27%
Risk-free interest rate        0.94%        3.00%       4.50%
Expected volatility           25.10%       21.37%      17.33%
Expected life in years           10           10          10



         Preferred stock-Bancshares is authorized to issue up to 1,000,000 shares of preferred stock with a par value of one cent per share.

20.      Common Stock Dividend

         The Bank has paid three cash dividends since its inception. In March 2001, the Bank paid a dividend of $0.07 per share, a dividend of $0.08 per share in March 2002, and a dividend of $0.09 per share in February 2003. These dividend amounts have been adjusted to reflect the Bank's one for two stock exchange in June 2002 and Bancshares' 200% stock dividend in September 2003.

         On September 15, 2003, the Board of Directors of Bancshares declared a 200% stock dividend. The stockholders of record on September 26, 2003 received two additional shares of Common Stock for every one share held. Holders of fractions of shares received the number of shares equal to two times the fraction held. The stock dividend was paid on October 10, 2003 and increased the total shares of Common Stock outstanding from 555,631.5 shares to 1,756,894.5 shares.

21.      Quarterly Results of Operations (Unaudited)

         The following is a summary of the unaudited quarterly results of operations

                               Three months ended

2003                             December 31,   September 30,   June 30,   March 31,
-------------------------------------------------------------------------------------
        (Dollars in thousands except per share data)
Interest income                       $ 1,060         $ 1,019      $ 953       $ 962
Interest expense                          279             311        328         341
Net interest income                       782             708        625         621
Provision for loan losses                  36              48         42          36
Net income                                132              76        135         127
Earnings per share-basic                 0.08            0.04       0.14        0.15
Earnings per share-diluted               0.07            0.04       0.14        0.14

2002
-------------------------------------------------------------------------------------
Interest income                         $ 949           $ 976      $ 947       $ 884
Interest expense                          358             379        380         380
Net interest income                       591             597        567         504
Provision for loan losses                  36              42         36          30
Net income                                 79              82         91          86
Earnings per share-basic                 0.09            0.10       0.11        0.10
Earnings per share-diluted               0.09            0.09       0.10        0.10

2001
-------------------------------------------------------------------------------------
Interest income                         $ 919           $ 901      $ 885       $ 848
Interest expense                          390             408        392         378
Net interest income                       529             493        493         470
Provision for loan losses                  24              21         18          15
Net income                                 90              34        102          89
Earnings per share-basic                 0.11            0.04       0.12        0.10
Earnings per share-diluted               0.10            0.04       0.12        0.10



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 8A.  Controls and Procedures

         As of the end of the period covered by this annual report on Form 10-KSB, Old Line Bancshares, Inc.'s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.'s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.'s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         In addition, there were no changes in Old Line Bancshares, Inc.'s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.'s internal control over financial reporting.

PART III.

Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act

Code of Ethics

         Old Line Bancshares, Inc.'s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Senior Financial Officers has been posted on Old Line Bancshares, Inc.'s internet website at www.oldlinebank.com. A copy of the Code of Ethics for Senior Financial Officers is also included as an exhibit to this annual report.

         The remaining information required by this Item 9 is incorporated by reference to the information appearing under the captions "Election of Directors," Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2004 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 10.  Executive Compensation

         The information required by this Item 10 is incorporated by reference to the information appearing under the captions "Executive Compensation" and "Board Meetings and Committees" in the Proxy Statement for the 2004 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required by this Item 11 is incorporated by reference to the information appearing under the captions "Security Ownership of Management and Certain Security Holders" in the Proxy Statement for the 2004 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.  Certain Relationships and Related Transactions

         The information required by this Item 12 is incorporated by reference to the information appearing under the captions "Certain Relationships and Related Transactions" in the Proxy Statement for the 2004 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report.


Exhibit No.       Description of Exhibits


3.1(A)         Articles of Amendment and Restatement of Old Line Bancshares,
               Inc.
3.2(A)         Amended and Restated Bylaws of Old Line Bancshares, Inc.
4(A)           Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1(A)        Employment Agreement of James W. Cornelsen
10.2(A)        Employment Agreement of Joseph E. Burnett
10.3(A)        Employment Agreement of Christine M. Rush
10.4(B)        2001 Stock Option Plan, as amended
10.5(B)        Form of Incentive Stock Option Agreement for 2001 Stock Option
               Plan
10.6(B)        Form of Non-Qualified Stock Option Agreement for 2001 Stock
               Option Plan
10.7(C)        1990 Stock Option Plan, as amended
10.8(C)        Form of Incentive Stock Option Grant Letter for 1990 Stock Option
               Plan
10.9(C)        Form of Director Non-Qualified Stock Option Agreement for 1990
               Stock Option Plan
10.10          Lease Agreement dated April 29, 1999 between Live Oak Limited
               Partnership and Old Line National Bank
10.11          Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank
14             Code of Ethics for Senior Financial Officers
21(A)          Subsidiaries of Registrant
23.1           Consent of Rowles & Company, LLP
31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32             Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)        Agreement and Plan of Reorganization between Old Line Bank and
               Old Line Bancshares, Inc., including form of Articles of Share
               Exchange attached as Exhibit A thereto

(A) Previously filed by Old Line Bancshares, Inc. as a part of (and with the same exhibit numbers), and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B) Items 10.4, 10.5 and 10.6, as listed above, were previously filed by Old Line Bancshares, Inc. as a part of (and with Exhibit Numbers 10.1, 10.2 and 10.3), and are incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-111587).

(C) Items 10.7, 10.8 and 10.9, as listed above, were previously filed by Old Line Bancshares, Inc. as a part of (and with Exhibit Numbers 10.1, 10.2 and 10.3), and are incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-113097).

Note: Exhibits 10.1 through 10.9, relate to management contracts or compensatory plans or arrangements.

(b) Reports of Form 8-K.

           Form 8-K filed, dated November 7, 2003, Items 7 and 9.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

         The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.'s annual consolidated financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

                                                     Year Ended
                                                     December 31
                                                2003          2002

Audit Fees(1)                                $31,013        $22,375
Audit Related Fees (2)                        34,154         -
Tax Fees (3)                                   7,177          1,765
All Other Fees(4)                              5,698          6,302
Total                                        $78,042        $30,442
                                             =======        =======


(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.'s consolidated (or Old Line Bank's) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Rowles & Company, LLP in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Old Line Bancshares, Inc.'s consolidated (or Old Line Bank's) financial statements and are not reported under "Audit Fees." In 2003, these fees included costs associated with reviews and advisory services related to the public offering.

(3) Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4) Except for $560 incurred during 2002 and which related to costs associated with discussions about increasing capital, other fees relate to fees for internal auditing services rendered for periodic audits of Old Line Bancshares, Inc.'s and Old Line Bank's internal practices and procedures to ensure they remain compliant with Federal Reserve and supervisory guidelines. These services were contracted prior to May 1, 2003 and Rowles and Company, LLP will complete these services prior to May 6, 2004.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

         Old Line Bancshares, Inc.'s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Old Line Bancshares, Inc.


Date:  March 25, 2004                      By: /s/ James W. Cornelsen
                                               ---------------------------------
                                               James W. Cornelsen, President
                                               (Principal Executive Officer)



                                               ---------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



--------------------------------------------------------------------------------------------------
        Name                                         Title                             Date
--------------------------------------------------------------------------------------------------

s/James W. Cornelsen                       Director, President and
-------------------------------            Chief Executive Officer                March 25, 2004
James W. Cornelsen                         (Principal Executive Officer)


s/Christine M. Rush                        Chief Financial Officer
-------------------------------            (Principal Accounting and
Christine M. Rush                          Financial Officer)                     March 25, 2004



s/Charles A. Bongar, Jr.                   Director                               March 25, 2004
-------------------------------
Charles A. Bongar, Jr.


s/Craig E. Clark                           Director and                           March 25, 2004
-------------------------------
Craig E. Clark                             Chairman of the Board

s/Daniel W. Deming                         Director                               March 25, 2004
-------------------------------
Daniel W. Deming

s/James F. Dent                            Director                               March 25, 2004
-------------------------------
James F. Dent

s/Nancy L. Gasparovic                      Director                               March 25, 2004
-------------------------------
Nancy L. Gasparovic

Samuel V. Goekjian                         Director                               March 25, 2004
-------------------------------
Samuel V. Goekjian

s/Randy A. Lakes                           Director                               March 25, 2004
-------------------------------
Randy A. Lakes-

s/Franck Lucente, Jr.                      Director                               March 25, 2004
-------------------------------
Frank Lucente, Jr.

s/Gail D. Manuel                           Director                               March 25, 2004
-------------------------------
Gail D. Manuel

s/John D. Mitchell                         Director                               March 25, 2004
-------------------------------
John D. Mitchell


                         EXHIBIT INDEX

Exhibit No.       Description of Exhibits

3.1(A)         Articles of Amendment and Restatement of Old Line Bancshares,
               Inc.
3.2(A)         Amended and Restated Bylaws of Old Line Bancshares, Inc.
4(A)           Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1(A)        Employment Agreement of James W. Cornelsen
10.2(A)        Employment Agreement of Joseph E. Burnett
10.3(A)        Employment Agreement of Christine M. Rush
10.4(B)        2001 Stock Option Plan, as amended
10.5(B)        Form of Incentive Stock Option Agreement for 2001 Stock Option
               Plan
10.6(B)        Form of Non-Qualified Stock Option Agreement for 2001 Stock
               Option Plan
10.7(C)        1990 Stock Option Plan, as amended
10.8(C)        Form of Incentive Stock Option Grant Letter for 1990 Stock Option
               Plan
10.9(C)        Form of Director Non-Qualified Stock Option Agreement for 1990
               Stock Option Plan
10.10          Lease Agreement dated April 29, 1999 between Live Oak Limited
               Partnership and Old Line National Bank
10.11          Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank
14             Code of Ethics for Senior Financial Officers
21(A)          Subsidiaries of Registrant
23.1           Consent of Rowles & Company, LLP
31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32             Certification of Chief Executive Officer and Chief Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)        Agreement and Plan of Reorganization between Old Line Bank and
               Old Line Bancshares, Inc., including form of Articles of Share
               Exchange attached as Exhibit A thereto

(A) Previously filed by Old Line Bancshares, Inc. as a part of (and with the same exhibit numbers), and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B) Items 10.4, 10.5 and 10.6, as listed above, were previously filed by Old Line Bancshares, Inc. as a part of (and with Exhibit Numbers 10.1, 10.2 and 10.3), and are incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-111587).

(C) Items 10.7, 10.8 and 10.9, as listed above, were previously filed by Old Line Bancshares, Inc. as a part of (and with Exhibit Numbers 10.1, 10.2 and 10.3), and are incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-113097).

Note: Exhibits 10.1 through 10.9, relate to management contracts or compensatory plans or arrangements.