Form 10KSB/A
period 2003-12-31
OLD LINE BANCSHARES INC
filed 2004-04-08
CIK 1253317

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                 Amendment No. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-KSB/A.

Transitional Small Business Disclosure Format (check one):
                                                                  Yes __ No X

                                Explanatory Note

         On March 29, 2004, Old Line Bancshares, Inc. filed its Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "10-KSB") and related exhibits with the Securities and Exchange Commission ("SEC"). The Company unintentionally made certain typographical errors in one of the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2003 (exhibit 31.2 of the 10-KSB), and in the certification required by Section 906 of the Sarbanes-Oxley Act of 2003 (exhibit 32 of the 10-KSB). Specifically, the Section 302 certification of the principal financial officer referred to a "quarterly report" instead of the "annual report" and the Section 906 certification of the Chief Executive Officer and the Chief Financial Officer referred to a "Quarterly Report on Form 10-QSB" instead of an "Annual Report on Form 10-KSB." Old Line Bancshares, Inc. hereby files this first amendment to the 10-KSB (the "10-KSB/A") to amend and restate the 10-KSB in its entirety, including all exhibits. Except as described in this Explanatory Note, none of the information previously disclosed in the 10-KSB is modified by this 10-KSB/A.


                            OLD LINE BANCSHARES, INC.

                          ANNUAL REPORT ON FORM 10-KSB/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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



The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

                                                Loan Portfolio
                   ---------------------------------------------------------------------------
                           2003          %         2002          %         2001          %
                   ---------------------------------------------------------------------------
                    (Dollars in thousands)
Real Estate
   Commercial           $ 26,859      44.87%    $ 16,698       38.58%    $ 11,586      34.16%
   Construction            1,762       2.94%         879        2.03%       1,155       3.40%
   Residential             3,641       6.08%       2,884        6.66%       2,744       8.09%
Commercial                 8,251      13.78%       6,156       14.22%       5,656      16.67%
Installment               19,355      32.33%      16,666       38.51%      12,780      37.68%
                        --------      ------    --------      -------    --------     -------
   Total Loans          $ 59,868     100.00%    $ 43,283      100.00%    $ 33,921     100.00%
                        --------      ======    --------      =======    --------     =======
Allowance for loan losses    547                     390                      269
Net deferred loan
    fees and costs          (197)                   (166)                     (81)
                        --------                --------                 --------
                             350                     224                      188
                        --------                --------                 --------
                        $ 59,518                $ 43,059                 $ 33,733
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

Item 8A.  Controls and Procedures

         As of the end of the period covered by this annual report on Form 10-KSB/A, Old Line Bancshares, Inc.'s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.'s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.'s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                                           Old Line Bancshares, Inc.


Date:  April 8, 2004                       By: /s/ James W. Cornelsen
                                               ---------------------------------
                                               James W. Cornelsen, President
                                               (Principal Executive Officer)



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



--------------------------------------------------------------------------------------------------
        Name                                         Title                             Date
--------------------------------------------------------------------------------------------------

s/James W. Cornelsen                       Director, President and
-------------------------------            Chief Executive Officer                April 8, 2004
James W. Cornelsen                         (Principal Executive Officer)


s/Christine M. Rush                        Chief Financial Officer
-------------------------------            (Principal Accounting and
Christine M. Rush                          Financial Officer)                     April 8, 2004



s/Charles A. Bongar, Jr.                   Director                               April 8, 2004
-------------------------------
Charles A. Bongar, Jr.


s/Craig E. Clark                           Director and                           April 8, 2004
-------------------------------
Craig E. Clark                             Chairman of the Board

s/Daniel W. Deming                         Director                               April 8, 2004
-------------------------------
Daniel W. Deming

s/James F. Dent                            Director                               April 8, 2004
-------------------------------
James F. Dent

s/Nancy L. Gasparovic                      Director                               April 8, 2004
-------------------------------
Nancy L. Gasparovic

Samuel V. Goekjian                         Director
-------------------------------
Samuel V. Goekjian

s/Randy A. Lakes                           Director                               April 8, 2004
-------------------------------
Randy A. Lakes-

s/Franck Lucente, Jr.                      Director                               April 8, 2004
-------------------------------
Frank Lucente, Jr.

s/Gail D. Manuel                           Director                               April 8, 2004
-------------------------------
Gail D. Manuel

s/John D. Mitchell                         Director                               April 8, 2004
-------------------------------
John D. Mitchell


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