Form 10-Q
period 2004-03-31
OLD LINE BANCSHARES INC
filed 2004-05-14
CIK 1253317

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004.

                        Commission file number: 000-50345

                            OLD LINE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

                 Maryland                                  20-0154352
------------------------------------------      --------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                   2995 Crain Highway, Waldorf, Maryland 20601
                   -------------------------------------------
                     Address of principal executive offices

                                 (301) 645-0333
                            -------------------------
                            Issuer's telephone number

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

      At May 10, 2004, 1,776,394.5 shares of the issuer's Common Stock, par value $.01 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                          2004           2003
                                                                                      ------------   ------------
                                                                                      (UNAUDITED)
                                     ASSETS

Cash and due from banks                                                               $  3,609,917   $  2,477,119
Federal funds sold                                                                       8,020,498      4,002,828
Time deposits in other banks                                                               700,000        700,000
Investment securities available for sale                                                16,804,813     17,381,519
Investment securities held to maturity                                                   1,705,737      1,803,812
Loans, less allowance for loan losses                                                   63,475,167     59,517,690
Restricted equity securities at cost                                                       868,450        818,450
Bank premises and equipment                                                              2,251,708      2,279,669
Accrued interest receivable                                                                349,759        315,326
Deferred income taxes                                                                            -         60,925
Other assets                                                                               171,922        178,465
                                                                                      ------------   ------------
                                                                                      $ 97,957,971     89,535,803
                                                                                      ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Noninterest-bearing                                                                $ 20,908,938   $ 19,902,350
   Interest bearing                                                                     57,445,210     49,422,727
                                                                                      ------------   ------------
       Total deposits                                                                   78,354,148     69,325,077
Borrowed funds                                                                           6,000,000      7,000,000
Accured interest payable                                                                   157,151        149,831
Income tax payable                                                                          97,459        130,675
Deferred income taxes                                                                       13,207              -
Other liabilities                                                                          131,340        102,566
                                                                                      ------------   ------------
                                                                                        84,753,305     76,708,149
                                                                                      ------------   ------------
Stockholders' equity
Common stock, par value $.01 per share in 2004 and 2003, authorized 5,000,000 shares in 2004 and 2003; issued and outstanding 1,776,394.50 in 2004 and
  1,756,894.5 in 2003                                                                       17,764   $  17,569.00
Additional paid-in-capital                                                              12,446,229     12,362,902
Retained earnings                                                                          644,286        517,097
                                                                                      ------------   ------------
                                                                                        13,108,279     12,897,568
Accumulated other comprehensive income                                                      96,387        (69,914)
                                                                                      ------------   ------------
                                                                                        13,204,666     12,827,654
                                                                                      ------------   ------------
                                                                                      $ 97,957,971   $ 89,535,803
                                                                                      ============   ============

          See accompanying notes to consolidated financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ---------------------------
                                                                                          2004           2003
                                                                                      ------------   ------------
                                                                                              (UNAUDITED)
INTEREST REVENUE
   Loans, including fees                                                              $    904,238   $    765,947
   U.S. Treasury securities                                                                 23,518              -
   U.S. government agency securities                                                        78,281        129,469
   Mortgage backed securities                                                               33,329         26,917
   Tax exempt securities                                                                    25,137         17,377
   Federal funds sold                                                                        6,872         12,339
   Other                                                                                    14,863         10,377
                                                                                      ------------   ------------
       Total interest revenue                                                         $  1,086,238   $    962,426
                                                                                      ------------   ------------

INTEREST EXPENSE
   Deposits                                                                                227,069        293,114
   Borrowed funds                                                                           53,333         48,534
                                                                                      ------------   ------------
       Total interest expense                                                              280,402        341,648
                                                                                      ------------   ------------

       Net interest income                                                                 805,836        620,778

PROVISION FOR LOAN LOSSES                                                                   45,000         36,000
                                                                                      ------------   ------------
   Net interest income after provision for loan losses                                     760,836        584,778
                                                                                      ------------   ------------

NONINTEREST REVENUE
   Service charges on deposit accounts                                                      59,307         56,621
   Other fees and commissions                                                               98,920         48,495
   Gain on disposal of assets                                                                    -         41,102
                                                                                      ------------   ------------
       Total noninterest revenue                                                           158,227        146,218
                                                                                      ------------   ------------

NONINTEREST EXPENSE
   Salaries                                                                                318,489        269,129
   Employee benefits                                                                        58,293         47,545
   Occupancy                                                                                51,297         50,455
   Equipment                                                                                28,350         28,062
   Data processing                                                                          31,780         27,648
   Other operating                                                                         156,901        121,066
                                                                                      ------------   ------------
       Total noninterest expenses                                                          645,110        543,905
                                                                                      ------------   ------------

Income before income taxes                                                                 273,953        187,091

Income taxes                                                                                93,607         60,550
                                                                                      ------------   ------------
NET INCOME                                                                            $    180,346   $    126,541
                                                                                      ============   ============

Basic earnings per common share                                                       $       0.10   $       0.15
Diluted earnings per common share                                                     $       0.10   $       0.14

          See accompanying notes to consolidated financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                                    Accumulated
                                                                       Additional                       other
                                                   Common stock          paid-in       Retained     comprehensive    Comprehensive
                                                 Shares    Par value     capital       earnings         income          income
                                              -----------  ---------  -------------  ------------   -------------    -------------
Balance, December 31, 2003                    1,756,894.5  $  17,569  $  12,362,902  $    517,097    $   (69,914)
Net income                                              -          -              -       180,346              -     $     180,346
Unrealized gain (loss) on securities
     available for sale, net of income taxes            -          -              -             -        166,301           166,301
                                                                                                                     -------------
Comprehensive income                                    -          -              -             -              -     $     346,647
                                                                                                                     =============
Cash dividend $.03 per share                            -          -              -       (53,157)             -
Stock options exercised                          19,500.0        195         83,327             -              -
                                              -----------  ---------  -------------  ------------    -----------
March 31, 2004                                1,776,394.5  $  17,764  $  12,446,229  $    644,286    $    96,387
                                              ===========  =========  =============  ============    ===========

           See accompanying notes to consolidated financial statements

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Three months ended
                                                                                               March 31,
                                                                                              (Unaudited)
                                                                                          2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES
    Interest received                                                                 $  1,034,119   $    925,523
    Fees and commissions received                                                          158,227        105,116
    Interest paid                                                                         (273,082)      (334,150)
    Cash paid to suppliers and employees                                                  (577,985)      (541,248)
    Income taxes paid                                                                     (142,238)             -
                                                                                      ------------   ------------
                                                                                           199,041        155,241
                                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investment securities
       Held to maturity                                                                   (341,939)    (2,051,678)
       Available for sale at maturity or call                                             (500,000)    (4,788,437)
    Proceeds from disposal of investment securities
       Held to maturity                                                                    440,000      1,500,000
       Available for sale at maturity or call                                            1,331,153      5,179,685
       Available for sale sold                                                                   -        924,181
Loans made, net of principal collected                                                  (3,983,375)    (4,703,226)
Purchase of equity securities                                                              (50,000)        (1,100)
Net purchase of certificates of deposit                                                          -              -
Purchase of premises and equipment and software                                             (3,847)      (239,336)
Proceeds from sale of premises and equipment                                                     -              -
                                                                                      ------------   ------------
                                                                                        (3,108,008)    (4,179,911)
                                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase (decrease) in
    Time deposits                                                                        4,656,102        497,935
    Other deposits                                                                       4,372,968     10,317,834
    Repurchase agreements                                                               (1,000,000)             -
    Proceeds from stock options exercised-2003                                              83,522
    Dividends paid                                                                         (53,157)       (80,257)
                                                                                      ------------   ------------
                                                                                         8,059,435     10,735,512
                                                                                      ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     5,150,468      6,710,842

Cash and cash equivalents at beginning of period                                         6,479,947      7,032,155
                                                                                      ------------   ------------
Cash and cash equivalents at end of period                                            $ 11,630,415   $ 13,742,997
                                                                                      ============   ============

          See accompanying notes to consolidated financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                           Three months ended
                                                                                               March 31,
                                                                                          2004           2003
                                                                                              (Unaudited)
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
    Net income                                                                        $    180,346   $    126,541

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTITIVITIES
    Depreciation and amortization                                                           38,296         37,201
    Provision for loan losses                                                               45,000         36,000
    Gain on disposal of securities                                                               -        (41,102)
    Gain on sale of equipment                                                                    -              -
    Change in deferred loan fees net of costs                                              (19,102)       (26,504)
    Amortization of premiums and discounts                                                   1,416         11,851
    Deferred income taxes                                                                  (15,415)             -
    Increase (decrease) in
       Accrued interest payable                                                              7,320          7,498
       Other liabilities                                                                    (4,442)        66,158
    Decrease (increase) in
       Accrued interest receivable                                                         (34,433)       (22,250)
       Other assets                                                                             55        (40,152)
                                                                                      ------------   ------------
                                                                                      $    199,041   $    155,241
                                                                                      ============   ============

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

      The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2003 were derived from audited financial statements. These statements should be read in conjunction with Old Line Bank's financial statements and accompanying notes included in Old Line Bancshares, Inc.'s Form 10-KSB/A. There have been no significant changes to the Company's accounting policies as disclosed in the Form 10-KSB/A. The results shown in this interim report are not necessarily indicative of results expected for the full year 2004.

      The accounting and reporting policies of Old Line Bancshares, Inc. conform to accounting principles generally accepted in the United States of America.

2. INVESTMENT SECURITIES

      As Old Line Bancshares, Inc. purchases securities, management determines if the securities should be classified as held to maturity, available for sale or trading. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts at maturity. Securities which management may sell before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders' equity on an after tax basis. Management has not identified any investment securities as trading.

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

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                          2004           2003
                                                                                      ------------   ------------
Weighted average number of shares                                                      1,763,444.5      859,894.5
Dilutive average number of shares                                                           29,967         14,985

5. STOCK-BASED COMPENSATION

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

      A summary of the status of the outstanding options follows:

                                                                                             March 31, 2004
                                                                                                         Weighted
                                                                                       Number of          average
                                                                                         Shares       exercise price
                                                                                      ------------    --------------
Outstanding, beginning of year                                                              89,250     $       5.92
Options granted                                                                                  -
Options exercised                                                                          (19,500)            3.75
Options expired                                                                                  -                -
                                                                                      ------------     ------------
Outstanding, March 31, 2004                                                                 69,750     $       6.55
                                                                                      ============     ============

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

      On May 22, 2003, the stockholders of Old Line Bank approved an Agreement and Plan of Reorganization and Articles of Share Exchange pursuant to which (i) Old Line Bank would become a wholly-owned subsidiary of Old Line Bancshares, Inc., and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock would be converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock would become the holders of all the outstanding shares of Old Line Bancshares, Inc. common stock. The reorganization became effective at 12:01 a.m. on September 15, 2003. The discussion contained herein with respect to time periods prior to September 15, 2003 relates solely to Old Line Bank.

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

SUMMARY OF RECENT PERFORMANCE

      We are pleased to report that during the quarter that ended March 31, 2004, we have made progress in accomplishing the goals outlined in our December 31, 2003 KSB/A. As we outlined in that report, during 2004 we plan to improve earnings by:

   -  Increasing interest revenue through continued growth.

   - Reducing interest expense by growing core deposits and non-interest bearing deposits with increased business development and promotional campaigns.

   - Reducing other operating expenses relative to revenues with reductions in security costs and legal and organization expenses.

      As a result of our continued focus on business development and expense management, along with Old Line Bank's higher legal lending limit and the hiring of an additional loan officer, during the period ended March 31, 2004, we accomplished the following:

   - Improved net income 42.52% from $126,541 for the quarter ended March 31, 2003 to $180,346 for the quarter ended March 31, 2004.

   - Increased interest revenue $123,812 or 12.86% from $962,246 at March 31, 2003 to $1.1 million at March 31, 2004.

   - Decreased interest expense for all interest bearing liabilities to $280,402 for the three months ended March 31, 2004 versus $341,648 for the three months ended March 31, 2003.

   - Improved the net interest margin from 3.77% at March 31, 2003 to 3.91% at March 31, 2004.

   - Increased non interest revenue $12,009 or 8.21% to $158,226 for the three months ended March 31, 2004 over the 2003 amount of $146,218.

   - Grew Old Line Bank's deposit base $9.1 million or 13.13% to $78.4 million over the December 31, 2003 level of $69.3 million.

   - Grew interest bearing deposits $8.0 million or 16.19% to $57.4 million from $49.4 million at December 31, 2003.

   - Grew the loan portfolio, net of allowance, unearned fees and origination costs $4.0 million or 6.72% to $63.5 million at March 31, 2004 from $59.5 million at December 31, 2003.

   - Maintained asset quality with no loans past due more than 90 days at March 31, 2004, a ratio of non performing assets to total assets at March 31, 2004 of 0.00%, and a ratio of net chargeoffs to average loans outstanding during the period of 0.005% compared to 0.007% for the period ended December 31, 2003.

   - Increased the allowance for loan losses to .93% of gross loans at March 31, 2003 compared to 0.91% at December 31, 2003.

   - Increased shareholder's equity from $12.8 million at December 31, 2003 to $13.2 million at March 31, 2003.

   - Paid a $0.03 quarterly dividend payment on March 15, 2004 to shareholders of record as of March 1, 2004.

      As a result of the 897,000 additional shares issued during the public offering in June 2003, the hiring of a loan officer in March 2003 and a credit officer in March 2004, our increased customer base, new services offered to our customers and the increased costs associated with SEC filings and Nasdaq fees, we experienced the following:

   - An increase of $101,205 or 18.61% in non-interest expense from $543,905 to $645,110 for the three months ended March 31, 2003 versus March 31, 2004.

   - An increase of $49,360 or 18.34% in salaries from $269,129 for the quarter ended March 31, 2003 to $318,489 for the quarter ended March 31, 2004.

   - A decrease in earnings per share from $0.15 and $0.14 basic and fully diluted, respectively for the period ended March 31, 2003 to $0.10 basic and fully diluted for the period ended March 31, 2004.

   - A decrease in return on average equity on an annualized basis during the first three months of 2004 to 5.53% compared to a return on average equity on an annualized basis of 9.10% for the same period in 2003.

      As we look ahead at the remainder of the year, our loan backlog remains strong. We anticipate our loans will continue to grow and we will continue to realize improved earnings over the prior year.

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

      Three months ended March 31, 2004 compared to three months ended March 31, 2003

      Net interest income after provision for loan losses for the three months ended March 31, 2004 increased 30.11% to $760,836 from $584,778 for the same period in 2003. The increase was primarily attributable to a 24.67% or $16.7 million increase in total average interest earning assets to $84.4 million for the three months ended March 31, 2004 from $67.7 million for the same period in 2003.

      Interest revenue increased from $962,426 for the three months ended March 31, 2003 to $1.1 million for the same period in 2004. Interest expense for all interest bearing liabilities amounted to $280,402 for the three months ended March 31, 2004 versus $341,648 for the three months ended March 31, 2003. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were a result of normal business growth offset by declines in the interest rates.

      Our net interest margin was 3.91% for the first three months of 2004, as compared to 3.77% for the first three months of 2003. The increase in the net interest margin is primarily the result of a $16.6 million or 36.73% increase in average gross loans outstanding to $61.8 million at March 31, 2004 compared to $45.2 million at March 31, 2003. This increase along with a $2.9 million increase in average interest bearing deposits to $52.2 million with an average interest rate of 1.74% from $49.3 million at March 31, 2003 with an average interest rate of 2.41% and a $5.9 million increase in non interest-bearing deposits, improved the interest margin.

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

                     AVERAGE BALANCES, INTEREST, AND YIELDS

                                                          FOR THE THREE MONTHS ENDED MARCH 31,
                                                    2004                                      2003
                                   ---------------------------------------    ---------------------------------------
                                     AVERAGE                                    AVERAGE
                                     BALANCE      INTEREST       YIELD          BALANCE      INTEREST        YIELD
                                   -----------   -----------   -----------    -----------   -----------   -----------
ASSETS:
Federal Funds Sold                 $ 2,853,600   $     6,938      0.98%       $ 4,004,913   $    12,339      1.25%
Interest bearing deposits              700,000         4,915      2.82            600,000         4,812      3.25
Investment Securities (1) (2)
  U.S. Treasury                      3,251,810        24,657      3.00                  -             -
  U.S. Agency                        9,092,708        82,073      3.57         12,645,398       129,469      4.10
  Mortgage-backed securities         3,344,649        33,329      3.94          3,092,910        26,917      3.48
  Tax exempt securities              3,100,548        39,630      5.06          2,141,012        25,814      4.82
  Other                                840,428        10,093      4.75            373,763         5,565      5.96
                                   -----------   -----------      ----        -----------   -----------      ----
   Total investment securities      19,630,143       189,782      3.82         18,253,083       187,765      4.17
                                   -----------   -----------      ----        -----------   -----------      ----
Loans: (3)
  Commercial                         8,058,165       141,968      7.07          6,088,266       130,707      8.71
  Mortgage                          34,169,234       487,048      5.72         21,409,891       347,956      6.59
  Installment                       19,551,128       275,222      5.65         17,712,480       287,284      6.58
                                   -----------   -----------      ----        -----------   -----------      ----
   Total gross loans                61,778,527       904,238      5.87         45,210,637       765,947      6.87
  Allowance for loan losses            575,463                                                  412,816
                                   -----------   -----------      ----        -----------   -----------      ----
   Total loans, net of allowance    61,203,064       904,238      5.93         44,797,821       765,947      6.93
                                   -----------   -----------      ----        -----------   -----------      ----
Total interest-earning assets       84,386,807     1,105,873      5.23         67,655,817       970,863      5.82
                                   -----------   -----------      ----        -----------   -----------      ----
Noninterest-bearing cash             2,438,126                                  1,851,183
Premises and equipment               2,268,651                                  1,961,261
Other assets                           983,134                                    936,100
                                   -----------   -----------      ----        -----------   -----------      ----
   Total Assets                    $90,076,718   $ 1,105,873      4.92%       $72,404,361   $   970,863      5.44%
                                   -----------   -----------      ----        -----------   -----------      ----
LIABILITIES AND STOCKHOLDERS'
EQUITY

Interest-bearing deposits
  Savings and Now deposits         $10,790,962   $    13,214      0.49%        12,205,457   $    18,153      0.60%
  Money market and super NOW        14,058,348        16,465      0.47         10,488,631        16,647      0.64
  Other time deposits               27,360,391       197,390      2.89         26,573,388       258,314      3.94
                                   -----------   -----------      ----        -----------   -----------      ----
   Total interest-bearing deposits  52,209,701       227,069      1.74         49,267,476       293,114      2.41
  Borrowed funds                     5,393,407        53,333      3.97          4,150,000        48,534      4.74
                                   -----------   -----------      ----        -----------   -----------      ----
Total interest-bearing liabilities  57,603,108       280,402      1.95         53,417,476       341,648      2.59
Non interest-bearing deposits       19,019,570                                 13,140,379
                                   -----------   -----------      ----        -----------   -----------      ----
                                    76,622,678       280,402      1.47         66,557,855       341,648      2.08
Other liabilities                      403,491                                    285,681
Stockholders' equity                13,050,549                                  5,560,825
                                   -----------                                -----------
   Total liabilities and
    stockholders' equity           $90,076,718                                $72,404,361
                                   ===========                                ===========
NET INTEREST SPREAD                                               3.28%                                      3.23
                                                 -----------                                -----------
NET INTEREST INCOME                              $   825,471      3.91%                     $   629,215      3.77%
                                                 ===========      ====                      ===========      ====

(1) Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See "Reconciliation of Non-GAAP Measures."

(2)   Available for sale investment securities are presented at amortized cost.

(3)   We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is allocated between the rate and volume amounts based on the magnitude of each amount.

                          RATE/VOLUME VARIANCE ANALYSIS

                                   Three months ended March 31,
                                      2004 compared to 2003
                                         Variance due to:
                                 Total          Rate         Volume
                               ----------    ----------    ----------
EARNING ASSETS:
Federal Funds Sold             $   (5,401)       (2,317)   $   (3,084)
Interest bearing deposits             103          (397)          500
Investment Securities
  U.S. Treasury                    24,657             -        24,657
  U.S. Agency                     (47,396)      (14,936)      (32,460)
  Mortgage backed                   6,412         3,968         2,444
  Tax exempt securities            13,816         1,381        12,435
  Other                             4,528          (879)        5,407
Loans:                                  -
  Commercial                       11,261       (15,675)       26,936
  Mortgage                        139,092       (39,580)      178,672
  Installment                     (12,062)      (45,423)       33,361
                               ----------    ----------    ----------
   Total interest revenue         135,010      (113,858)      248,868
                               ----------    ----------    ----------
INTEREST-BEARING LIABILITIES
  Savings and NOW deposits         (4,939)       (3,026)       (1,913)
  Money market and supernow          (182)          647          (829)
  Other time deposits             (60,924)      (68,541)        7,617
  Other borrowed funds              4,799        (5,683)       10,482
                               ----------    ----------    ----------
   Total interest expense         (61,246)      (76,603)       15,357
                               ----------    ----------    ----------
NET INTEREST INCOME            $  196,256    $  (37,255)   $  233,511
                               ==========    ==========    ==========

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

      The provision for loan losses was $45,000 for the three months ended March 31, 2004, as compared to $36,000 for the three months ended March 31, 2003, an increase of $9,000 or 25.00%. The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio as well as a change in the composition of the portfolio.

      Historically, we have experienced loan losses in the consumer loan portfolio, specifically indirect automobile loans. We have exited that business and have reduced that element of the portfolio by $3.5 million during the past three years to an outstanding balance of $47,956 at March 31, 2004 as compared to a balance of $204,036 at March 31, 2003.

      As we have decreased indirect automobile loans, we have simultaneously increased our mortgage loans, specifically commercial real estate loans, both as a percentage of loans in the loan portfolio and in total dollar value. From March 31, 2003 to March 31, 2004, the dollar value of our commercial real estate loans increased from $18.9 million to $30.6 million, and the percentage of commercial real estate loans to total loans increased from 39.39% to 47.87%.

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

      The allowance for loan losses represents 0.93% of gross loans at March 31, 2004 and 0.89% of gross loans at March 31, 2003. Old Line Bank has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

      The following table represents an analysis of the allowance for loan losses for the periods indicated:

                            ALLOWANCE FOR LOAN LOSSES

                                              Three Months Ended          Year Ended
                                                   March 31,             December 31,
                                           -------------------------     ------------
                                              2004           2003            2003
Balance, beginning of period               $  547,690     $  389,553     $    389,553

Provision for loan losses                      45,000         36,000          162,000
                                           ----------     ----------     ------------
Chargeoffs:
   Commercial                                       -              -                -
   Mortgage                                         -              -                -
   Consumer                                    (5,556)          (746)         (16,554)
                                           ----------     ----------     ------------
Total chargeoffs                               (5,556)          (746)         (16,554)
Recoveries:
   Commercial                                       -              -                -
   Mortgage                                         -              -                -
   Consumer                                     2,591          1,600           12,691
                                           ----------     ----------     ------------
Total recoveries                                2,591          1,600           12,691
                                           ----------     ----------     ------------
Net chargeoffs                                 (2,965)           854           (3,863)

Balance, end of period                     $  589,725     $  426,407     $    547,690
                                           ==========     ==========     ============
Allowance for loan losses to gross loans         0.93%          0.89%            0.91%

Ratio of net-chargeoffs during period to
average loans outstanding during period        (0.005%)        0.002%          (0.007%)

      The following table provides a breakdown of the allowance for loan losses.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                     MARCH 31,                             DECEMBER 31,
                         2004                        2003                      2003
                -----------------------    -----------------------    -----------------------
                             % OF LOANS                 % OF LOANS                 % OF LOANS
                               IN EACH                    IN EACH                    IN EACH
                  AMOUNT      CATEGORY       AMOUNT      CATEGORY       AMOUNT      CATEGORY
                ----------   -----------   ----------   -----------   ----------   -----------
Installment &
others          $    8,695      1.09%      $   18,011       2.50%          9,840       1.29%
Boat               140,919     29.25          127,406      35.36         141,826      31.04
Mortgage           304,161     55.77          199,299      48.84         278,329      53.89
Commercial         135,950     13.89           81,691      13.30         117,695      13.78
                ----------    ------       ----------     ------      ----------     ------
TOTAL           $  589,725    100.00%      $  426,407     100.00%     $  547,690     100.00
                ==========    ======       ==========     ======      ==========     ======

      NON-INTEREST REVENUE

      Three months ended March 31, 2004 compared to three months ended March 31, 2003

      Non-interest revenue for the three months ended March 31, 2004 included primarily construction loan fees, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees and ATM fees. Non-interest revenue totaled $158,227 for the three months ended March 30, 2004, an increase of $12,009 or 8.21% over the 2003 amount of $146,218. The increase was primarily the result of an $18,977 increase in construction loan fees (part of "other fees and commissions" on the income statement) that occurred as a result of establishment of new relationships with local builders and the continued low interest rate environment which caused an increase in construction of single family residences. There was also a $38,071 increase in other loan fees resulting from increased commitment fees. These increases were offset by a $41,101 decline in gain on disposal of assets. We anticipate we will continue to improve fee income during the year as a result of the addition of new customer relationships with local builders unless there is a significant rise in interest rates that may cause a reduction in the construction of single family residences.

      NON-INTEREST EXPENSE

      Three months ended March 31, 2004 compared to three months ended March 31, 2003

      Non-interest expense for the three months ended March 31, 2004 was $645,110 versus $543,905 for the same period in 2003. The $101,205 or 18.61%
increase was attributable to increased data processing costs incurred with the increased volume of customers and new services we began offering, expenses associated with SEC and public filings and Nasdaq fees incurred by the holding company. Salary and benefit expenses were $60,108 higher due to the hiring of a new lending officer in March 2003, a new credit officer in March 2004, annual payroll increases and a change in our method of accruing for annual bonus payments. Although these payments remain discretionary, in September 2003, we began accruing for this annual expense on a twelve month basis. Historically, we had accrued for these bonuses during the last quarter of the year. During the three month period ended March 31, 2004, we incurred approximately $10,000 in expenses associated with filing fees and Nasdaq listing fees for the holding company (included in other operating expenses). Old Line Bancshares, Inc. did not exist in the quarter ended March 31, 2003 and therefore, did not incur similar expenses during 2003.

      INCOME TAXES

      Three months ended March 31, 2004 compared to three months ended March 31, 2003

      Income tax expense was $93,607 (34.17%) of pre-tax income for the three months ended March 31, 2004 as compared to $60,550 (32.36% of pre-tax net income) for the same period in 2003.

      NET INCOME

      Three months ended March 31, 2004 compared to three months ended March 31, 2003

      Net income was $180,346 or $0.10 basic and diluted earnings per common share for the three month period ending March 31, 2004, an increase of $53,805 or 42.52% compared to net income of $126,541 for the same period in 2003. The increase in net income was the result of a $176,058 (30,11%) increase in net interest income after provision for loan losses and a $12,009 (8.21%) increase in non interest revenue that was offset by a $101,205 (18.61%) increase in non interest expense and a $33,057 increase in income tax expense for the period as compared to the same period in 2003.

ANALYSIS OF FINANCIAL CONDITION

      INVESTMENT SECURITIES

      Old Line Bank's portfolio consists primarily of U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying Old Line Bank's earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify the majority (90.79%) of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders' equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. Old Line Bank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

      The investment portfolio at March 31, 2004 amounted to $18.5 million, a decrease of $674,776, or 3.52%, from the amount at December 31, 2003. The decrease in the investment portfolio occurred because these assets matured or were called and we deployed the proceeds into loans and federal funds for future loan fundings. The carrying value of available for sale securities includes unrealized appreciation of $146,116 at March 31, 2004 (reflected as unrealized appreciation of $96,387 in stockholders' equity after deferred taxes) as compared to net unrealized depreciation of $109,732 ($69,914 net of taxes) as of December 31, 2003. In general, this decline was the result of recognizing gains on the sale of investment securities, the reclassification of the held to maturity securities to available for sale as a result of the sale during the second quarter of 2003 of $1.0 million in investments that were previously classified as held-to-maturity (as required by SFASB Statement No. 115), the maturity of securities or the fact that some of the securities were called.

      LOAN PORTFOLIO

      The loan portfolio, net of allowance, unearned fees and origination costs increased $4.0 million or 6.72% to $63.5 million at March 31, 2004 from $59.5 million at December 31, 2003. This growth was attributable to increased business development efforts as well as our ability to retain a higher dollar amount of loans. Commercial business loans increased by $615,882 (7.46%), commercial real estate loans (generally owner-occupied) increased by $3.7 million (13.81%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $270,130 (7.42%), real estate construction loans decreased by $632,992 (35.93%) and installment loans increased by $21,146 (.11%) from their respective balances at December 31, 2003.

      Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank's loan customers are generally located in the greater Washington, D.C. metropolitan area.

      As anticipated, the increase in our legal lending limit from $910,000 to $1,888,000 that occurred as a result of the capital offering in June 2003 and earnings have allowed us to retain a higher percentage of loans that we previously participated to other financial institutions. Considering our current backlog of approved loans, we anticipate that loan growth will continue during the second quarter.

      The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                      March 31                     December 31,
                                        2004             %            2003           %
Real Estate
    Commercial                       $    30,567       47.87       $     26,859     44.87
    Construction                           1,128        1.77              1,762      2.94
    Residential                            3,912        6.13              3,641      6.08
Commercial                                 8,867       13.89              8,251     13.78
Installment                               19,376       30.34             19,355     32.33
                                     -----------      ------       ------------    ------
                                          63,850      100.00             59,868    100.00
                                     -----------      ======       ------------    ======
Allowance for loan losses                    590                            547
Net deferred loan fees and (costs)          (215)                          (197)
                                     -----------                   ------------
                                             375                            350
                                     -----------                   ------------
                                     $    63,475                   $     59,518
                                     ===========                   ============

      ASSET QUALITY

      Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in Old Line Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. Old Line Bank recognizes interest on non-accrual loans only when received. As of March 31, 2004 and December 31, 2003, Old Line Bank did not have any non-accrual loans. As of March 31, 2004 and December 31, 2003, the balance on accruing loans that were past due more than 90 days was $0.

         We classify any property acquired as a result of foreclosure on a mortgage loan as "real estate owned" and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2004 and December 31, 2003, Old Line Bank held no real estate acquired as a result of foreclosure.

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

         We had no impaired or restructured loans as of March 31, 2004 or December 31, 2003.

         DEPOSITS

         We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. At March 31, 2004, the deposit portfolio had grown to $78.4 million, a $9.1 million or 13.13% increase over the December 31, 2003 level of $69.3 million. We have seen growth in several key categories over the period. Demand deposits, NOW, money market and certificates of deposit have all grown while savings have remained stable. Our deposit base expanded due to increased commercial relationships and additional personnel. Although deposit growth remained strong during the period, balances in real estate settlement accounts remained flat as the pace of re-financings continued to slow with the increase in interest rates.

         As a general practice, we do not purchase brokered deposits. During the periods reported, we had no brokered deposits. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

         BORROWINGS

         Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $8.5 million as of March 31, 2004. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of $14.7 million at March 31, 2004 of which we have borrowed $6 million as outlined below. At March 31, 2004, Old Line Bank had $0 outstanding in overnight federal funds. As of March 31, 2004, Old Line Bank had borrowed $6.0 million from the Federal Home Loan Bank. Old Line Bank borrowed $4.0 million of the $6.0 million in January

2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. In February 2004, Old Line Bank borrowed an additional $2 million from the Federal Home Loan Bank, Old Line Bank pays interest only, currently at 1.79%, and must repay the $2.0 million in February 2009. Old Line Bank may not prepay the loans prior to maturity without incurring a significant prepayment penalty.

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

         Old Line Bank currently has a positive gap over the short term, which suggests that the net yield on interest earning assets may increase during periods of rising interest rates. However, a simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rate, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

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

         Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of March 31, 2004, we had $3.6 million in cash and due from banks and $8.0 million in federal funds sold and other overnight investments compared to $2.5 million in cash and due from banks and $4.0 million in Federal Funds sold at December 31, 2003.

         Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank's inability to meet anticipated or unexpected liquidity needs.

CAPITAL

         Our stockholders' equity amounted to $13.2 million at March 31, 2004 and $12.8 million at December 31, 2003. We are considered "well capitalized" under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders' equity increased during the period as a result of net income of $180,346, the $166,301 unrealized gain on securities, $83,552 in proceeds after tax adjustment for stock options exercised less the $53,157 dividend paid in March.

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

         Outstanding loan commitments and lines and letters of credit at March 31, 2004 and December 31, 2003 are as follows:

                                                              MARCH 31,     December 31,
                                                                2004           2003
                                                             ---------------------------
                                                                (DOLLARS IN THOUSANDS)
Commitments to extend credit and available credit lines:
  Commercial                                                 $    3,351     $      1,395
  Real estate-undisbursed development and construction            3,807            3,931
  Real estate-undisbursed home equity lines of credit             2,987            2,686
                                                             ----------     ------------
                                                             $  10,145      $      8,012
                                                             ==========     ============
Standby letters of credit                                    $      495     $        317
                                                             ==========     ============

         We are not aware of any loss we would incur by funding our commitments or lines of credit. Commitments for real estate development and construction, which totaled $3.8 million, or 37.53% of the $10.1 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

RECONCILIATION OF NON-GAAP MEASURES

         Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.

                                                           THREE MONTHS ENDED MARCH 31, 2004
                                 Federal Funds   Investment       Interest         Total        Net Interest   Net Interest
                                     Sold        Securities    Earning Assets      Assets          Income         Spread
GAAP Interest income             $   6,872       $   170,213   $    1,086,238   $   1,086,238   $    805,836
Tax Equivalent adjustment               66            19,569           19,635          19,635         19,635
                                 ---------       -----------   --------------   -------------   ------------
Tax Equivalent interest income   $   6,938       $   189,782   $    1,105,873   $   1,105,873   $    825,471
                                 =========       ===========   ==============   =============   ============

GAAP Interest yield                   0.97%             3.43%            5.15%           4.82%          3.82%          3.20%
Taxable Equivalent adjustment         0.01%             0.39%            0.08%           0.10%          0.09%          0.09%
                                 ---------       -----------   --------------   -------------   ------------   ------------
Tax Equivalent interest yield         0.98%             3.82%            5.23%           4.92%          3.91%          3.29%
                                 =========       ===========   ==============   =============   ============   ============

                                                            THREE MONTHS ENDED MARCH 31, 2003
                                   Federal Funds   Investment      Interest         Total      Net Interest   Net Interest
                                       Sold        Securities   Earning Assets      Assets        Income         Spread
                                   -------------   ----------   --------------   -----------   ------------   ------------
GAAP Interest income               $      12,339   $  179,328   $      962,426   $   962,426   $    620,778
Tax Equivalent adjustment                      -        8,437            8,437         8,437          8,437
                                   -------------   ----------   --------------   -----------   ------------
Tax Equivalent interest income     $      12,339   $  187,765   $      970,863   $   970,863   $    629,215
                                   =============   ==========   ==============   ===========   ============

GAAP Interest yield                         1.25%        3.98%            5.77%         5.39%          3.72%          3.18%
Taxable Equivalent adjustment               0.00%        0.19%            0.05%         0.05%          0.05%          0.05%
                                   -------------   ----------   --------------   -----------   ------------   ------------
Tax Equivalent interest yield               1.25%        4.17%            5.82%         5.44%          3.77%          3.23%
                                   =============   ==========   ==============   ===========   ============   ============

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

         In addition, there were no changes in Old Line Bancshares, Inc.'s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.'s internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None

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

         (a)      Exhibits.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  Form 8-K filed, dated February 9, 2004, Items 5, 7 and 12.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Old Line Bancshares, Inc.

Date: May 14, 2004              By: /s/ James W. Cornelsen
                                    --------------------------------------------
                                    James W. Cornelsen, President
                                    (Principal Executive Officer)

Date: May 14, 2004              By: /s/ Christine M. Rush
                                    --------------------------------------------
                                    Christine M. Rush, Chief Financial Officer
                                    (Principal Accounting and Financial Officer)