Form 10QSB
period 2004-06-30
OLD LINE BANCSHARES INC
filed 2004-08-09
CIK 1253317

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly ended June 30, 2004.

                        Commission file number: 000-50345

                            OLD LINE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

           Maryland                                            20-0154352
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                   2995 Crain Highway, Waldorf, Maryland 20601
                   -------------------------------------------
                     Address of principal executive offices

                                 (301) 645-0333
                                 --------------
                            Issuer's telephone number

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

      At July 31, 2004, 1,776,394.5 shares of the issuer's Common Stock, par value $.01 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                     ASSETS

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2004             2003
                                                                                  ------------      ------------
                                                                                   (UNAUDITED)
Cash and due from banks                                                           $  2,203,411      $  2,477,119
Federal funds sold                                                                   6,284,464         4,002,828
Time deposits in other banks                                                           600,000           700,000
Investment securities available for sale                                            16,746,018        17,381,519
Investment securities held to maturity                                               2,204,715         1,803,812
Loans, less allowance for loan losses                                               67,185,678        59,517,690
Restricted equity securities at cost                                                   868,450           818,450
Bank premises and equipment                                                          2,282,053         2,279,669
Accrued interest receivable                                                            326,276           315,326
Deferred income taxes                                                                  185,402            60,925
Other assets                                                                           120,439           178,465
                                                                                  ------------      ------------
                                                                                  $ 99,006,906      $ 89,535,803
                                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Noninterest-bearing                                                            $ 18,882,600      $ 19,902,350
   Interest bearing                                                                 60,899,613        49,422,727
                                                                                  ------------      ------------
       Total deposits                                                               79,782,213        69,325,077
Borrowed funds                                                                       6,000,000         7,000,000
Accured interest payable                                                               153,921           149,831
Income tax payable                                                                      54,150           130,675
Deferred income taxes                                                                        -                 -
Other liabilities                                                                       83,738           102,566
                                                                                  ------------      ------------
                                                                                    86,074,022        76,708,149
                                                                                  ------------      ------------
Stockholders' equity
Common stock, par value $.01 per share in 2004 and 2003, authorized 5,000,000 shares in 2004 and 2003; issued and
  outstanding 1,776,394.50 in 2004 and 1,756,894.5 in 2003                        $     17,764      $     17,569
Additional paid-in-capital                                                          12,446,229        12,362,902
Retained earnings                                                                      741,349           517,097
                                                                                  ------------      ------------
                                                                                    13,205,342        12,897,568
Accumulated other comprehensive income                                                (272,458)          (69,914)
                                                                                  ------------      ------------
                                                                                    12,932,884        12,827,654
                                                                                  ------------      ------------
                                                                                  $ 99,006,906      $ 89,535,803
                                                                                  ============      ============

           See accompanying notes to consolidated financial statements

                            OLD LINE BANCSHARES, INC.
                                  CONSOLIDATED
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                     2004           2003           2004           2003
                                                                  ----------     ----------     ----------     ----------
 INTEREST REVENUE
    Loans, including fees                                         $  938,162     $  761,006     $1,842,400     $1,526,953
    U.S. Treasury securities                                          26,087              -         49,605              -
    U. S. government agency securities                                73,810        106,377        152,091        235,846
    Mortgage backed securities                                        30,548         29,661         63,877         56,578
    Tax exempt securities                                             28,486         21,545         53,623         38,922
    Federal funds sold                                                13,964         24,356         20,836         36,695
    Other                                                             12,547          9,787         27,410         20,164
                                                                  ----------     ----------     ----------     ----------
         Total interest revenue                                   $1,123,604     $  952,732     $2,209,842     $1,915,158
                                                                  ----------     ----------     ----------     ----------
 INTEREST EXPENSE
    Deposits                                                         225,746        278,790        452,815        571,904
    Borrowed funds                                                    57,583         48,533        110,916         97,067
                                                                  ----------     ----------     ----------     ----------
 Total interest expense                                              283,329        327,323        563,731        668,971
                                                                  ----------     ----------     ----------     ----------
           Net interest income                                       840,275        625,409      1,646,111      1,246,187
 PROVISION FOR LOAN LOSSES                                            45,000         42,000         90,000         78,000
                                                                  ----------     ----------     ----------     ----------
           Net interest income after provision for loan losses       795,275        583,409      1,556,111      1,168,187
                                                                  ----------     ----------     ----------     ----------
 NONINTEREST REVENUE
    Service charges on deposit accounts                               60,866         58,873        120,173        115,494
    Other fees and commissions                                        84,094         91,893        183,014        140,388
    Gain on disposal of assets                                             -         47,257              -         88,359
                                                                  ----------     ----------     ----------     ----------
           Total noninterest revenue                                 144,960        198,023        303,187        344,241
                                                                  ----------     ----------     ----------     ----------
 NONINTEREST EXPENSES
    Salaries                                                         340,184        298,559        658,673        567,688
    Employee benefits                                                 59,902         46,044        118,195         93,589
    Occupancy                                                         49,369         46,007        100,666         96,462
    Equipment                                                         32,116         29,583         60,466         57,645
    Data processing                                                   32,305         29,198         64,085         56,846
    Other operating                                                  190,093        130,338        346,994        251,404
                                                                  ----------     ----------     ----------     ----------
           Total noninterest expenses                                703,969        579,729      1,349,079      1,123,634
                                                                  ----------     ----------     ----------     ----------
 Income before income taxes                                          236,266        201,703        510,219        388,794
 Income taxes                                                         85,911         66,590        179,518        127,140
                                                                  ----------     ----------     ----------     ----------
 NET INCOME                                                       $  150,355     $  135,113     $  330,701     $  261,654
                                                                  ==========     ==========     ==========     ==========
 Basic earnings per common share                                  $     0.08     $     0.13     $     0.19     $     0.27
 Diluted earnings per common share                                $     0.08     $     0.12     $     0.18     $     0.26

          See accompanying notes to consolidated financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                                         Accumulated
                                                                         Additional                         other
                                                 Common stock             paid-in        Retained       comprehensive  Comprehensive
                                           Shares         Par value       capital        earnings           income        income
                                         -----------     -----------    -----------     ----------      -------------  -------------
Balance, December 31, 2003               1,756,894.5     $    17,569    $12,362,902     $   517,097      $   (69,914)
Net income                                         -               -              -         330,701                -     $ 330,701
Unrealized gain (loss) on securities
  available for sale, net of income
taxes                                              -               -              -               -         (202,544)     (202,544)
                                                                                                                         ---------
Comprehensive income                               -               -              -               -                -     $ 128,157
                                                                                                                         =========
Cash dividend $.03 per share                       -               -              -        (106,449)               -
Stock options exercised                     19,500.0             195         83,327               -                -
                                         -----------     -----------    -----------     -----------      -----------
Balance, June 30, 2004                   1,776,394.5     $    17,764    $12,446,229     $   741,349      $  (272,458)
                                         ===========     ===========    ===========     ===========      ===========

           See accompanying notes to consolidated financial statements

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             2004              2003
                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Interest received                                     $  2,155,461      $  1,941,187
   Fees and commissions received                              303,187           255,882
   Interest paid                                             (559,641)         (662,656)
   Cash paid to suppliers and employees                    (1,245,778)       (1,086,086)
   Income taxes paid                                         (271,457)          (14,529)
                                                         ------------      ------------
                                                              381,772           433,798
                                                         ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities
      Held to maturity                                       (842,422)       (2,498,750)
      Available for sale at maturity or call               (1,253,113)       (8,244,023)
   Proceeds from disposal of investment securities
      Held to maturity                                        440,000         4,000,000
      Available for sale at maturity or call                1,573,275         9,126,322
      Available for sale sold                                       -         1,249,275
Loans made, net of principal collected                     (7,709,306)       (7,624,693)
Purchase of equity securities                                 (50,000)           (1,100)
Net purchase of certificates of deposit                       100,000                 -
Purchase of premises and equipment and software               (86,487)         (361,684)
Proceeds from sale of premises and equipment                   20,000                 -
                                                         ------------      ------------
                                                           (7,808,053)       (4,354,653)
                                                         ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in
   Time deposits                                            4,682,175           282,106
   Other deposits                                           5,774,961        13,400,629
   Repurchase agreements                                   (1,000,000)                -
   Proceeds from stock options exercised-2004                  83,522
   Proceeds from stock offering 2003                                          6,909,437
   Dividends paid                                            (106,449)          (80,257)
                                                         ------------      ------------
                                                            9,434,209        20,511,915
                                                         ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,007,928        16,591,060

Cash and cash equivalents at beginning of period            6,479,947         7,032,155
                                                         ------------      ------------
Cash and cash equivalents at end of period               $  8,487,875      $ 23,623,215
                                                         ============      ============

          See accompanying notes to consolidated financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                     SIX MONTHS ENDED
                                                         JUNE 30
                                                   2004            2003
                                                 ---------      ---------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
   Net income                                    $ 330,701      $ 261,654

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation and amortization                    75,115         84,988
   Provision for loan losses                        90,000         78,000
   Gain on disposal of securities                        -        (88,359)
   Loss (gain) on sale of equipment                  1,964              -
   Change in deferred loan fees net of costs       (48,682)       (16,306)
   Amortization of premiums and discounts            5,251         17,223
   Deferred income taxes                           (15,414)             -
   Increase (decrease) in
      Accrued interest payable                       4,090         (7,498)
      Other liabilities                            (95,353)       295,672
   Decrease (increase) in
      Accrued interest receivable                  (10,950)        22,250
      Other assets                                  45,050       (213,826)
                                                 ---------      ---------
                                                 $ 381,772      $ 433,798
                                                 =========      =========

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

      The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2003 were derived from audited financial statements. These statements should be read in conjunction with Old Line Bancshares' financial statements and accompanying notes included in Old Line Bancshares, Inc.'s Form 10-KSB/A. There have been no significant changes to the Company's accounting policies as disclosed in the Form 10-KSB/A. The results shown in this interim report are not necessarily indicative of results expected for the full year 2004.

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

4. EARNINGS PER SHARE

      Basic earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive affect to the 200% stock dividend paid to shareholders of record on September 26, 2003 and payable October 10, 2003. Diluted earnings per share is calculated including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

                                              Three Months Ended                Six Months Ended
                                                    June 30,                          June 30,
                                             2004             2003             2004            2003
                                         ------------     ------------     ------------     ----------
Weighted average number of shares        1,775,949.45     1,059,227.83     1,769,990.65     968,922.00
Dilutive average number of shares           28,214.00        23,619.00        29,152.00      23,619.00

5. STOCK-BASED COMPENSATION

      Old Line Bancshares, Inc. applies APB No. 25 in accounting for stock options. Accordingly, the Old Line Bancshares has not recognized compensation for stock options granted. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) was issued in October, 1995 to establish accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 requires measurement of compensation expense provided by stock-based plans using a fair value based method of accounting, and recognition of compensation expense in the statement of income or disclosure in the notes to the financial statements.

      A summary of the status of the outstanding options follows:

                                                 June 30, 2004
                                                    Weighted
                                  Number of          average
                                   Shares        exercise price
                                   ------        --------------
Outstanding, beginning of year      89,250            $5.92
Options granted                          -
Options exercised                  (19,500)            3.75
Options expired                          -                -
                                   -------            -----
Outstanding, June 30, 2004          69,750            $6.55
                                   =======            =====

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

      On May 22, 2003, the stockholders of Old Line Bank approved an Agreement and Plan of Reorganization and Articles of Share Exchange. The reorganization became effective at 12:01 a.m. on September 15, 2003. Pursuant to the Agreement and Plan of Reorganization and Articles of Share Exchange, (i) Old Line Bank became a wholly-owned subsidiary of Old Line Bancshares, Inc., and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock was converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock became the holders of all the outstanding shares of Old Line Bancshares, Inc. common stock. The discussion contained herein with respect to time periods prior to September 15, 2003 relates solely to Old Line Bank.

      In June 2003, Old Line Bank completed a public offering of 299,000 shares of common stock at an offering price of $25 per share. The $6.9 million in net offering proceeds provided Old Line Bank the capital necessary to retain higher percentages of loans that it previously participated to other financial institutions. It also allowed Old Line Bank to maintain its well capitalized status with the bank regulatory authorities. We may also use these funds for future expansion efforts including, potentially, opening or acquiring new branch locations.

      Other than owning all of the capital stock of Old Line Bank, Old Line Bancshares, Inc. does not currently engage in any other business activity.

      All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, to reflect the 200% stock dividend paid October 10, 2003.

SUMMARY OF RECENT PERFORMANCE

      We are pleased to report that during the quarter and six months that ended June 30, 2004, we have continued to make progress towards accomplishing the goals outlined in our December 31, 2003 KSB/A. As we outlined in that report, during 2004 we plan to improve earnings by:

      -     Increasing interest revenue through continued growth.

      - Reducing interest expense by growing core deposits and non-interest bearing deposits with increased business development and promotional campaigns.

      - Reducing other operating expenses relative to revenues with reductions in security costs and legal and organization expenses.

      Because of our continued and we believe successful business development efforts, Old Line Bank has achieved increased name recognition in the markets in which we operate and experienced 12.88% growth in net loans and a 15.08% growth in deposits during the six months ended June 30, 2004 compared to December 31, 2003. This loan and deposit growth coupled with expense management, have allowed us to improve Old Line Bancshares' net income while maintaining asset quality. At June 30, 2004, we had no loans past due more than 90 days and no non-performing loans. We maintained an allowance for loan losses to period end loans of 0.94% at June 30, 2004 compared to 0.91% at December 31, 2003. We have accomplished this growth while preserving leverage and capital standards that exceed regulatory requirements.

      Although net income grew during the three and six month period, earnings per share declined because of the increase in the weighted average number of shares outstanding. This increase was a result of the 897,000 additional shares issued in the June 2003 public offering. Non-interest revenue declined primarily because we had no gain on disposal of assets during the period and we experienced a decline in mortgage origination fees. However, increases in commitment and other loan fees offset some of this decline. Non-interest expense grew because of the hiring of a loan officer in March 2003, a credit officer in March 2004, our increased customer base, new services offered to our customers, increased costs associated with SEC filings and Nasdaq fees, and the deductible on our insurance policy for robbery related expenses in June 2004.

      The following outlines the highlights of our financial performance for the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003 (000's):

THREE MONTHS ENDED JUNE 30,             2004       2003     $ CHANGE   % CHANGE
NET INCOME                             $  150     $  135     $   15      11.11%
INTEREST REVENUE                        1,124        953        171      17.94%
INTEREST EXPENSE                          283        327        (44)     (13.46%)
NET INTEREST INCOME
   AFTER PROVISION FOR LOAN LOSSES        795        583        212      36.36%
NON-INTEREST REVENUE                      145        198        (53)    (26.77%)
NON-INTEREST EXPENSE                      704        580        124      21.38%
                                       ======     ======     ======      =====

      The following outlines the highlights of our financial performance for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003 (000's):

SIX MONTHS ENDED JUNE 30,                   2004          2003        $ CHANGE     % CHANGE
                                          --------      --------      --------     --------
NET INCOME                                $    331      $    262      $     69       26.34%
INTEREST REVENUE                             2,210         1,915           295       15.40%
INTEREST EXPENSE                               564           669          (105)     (15.70%)
NET INTEREST INCOME
   AFTER PROVISION FOR LOAN LOSSES           1,556         1,168           388       33.22%
NON-INTEREST REVENUE                           303           344           (41)     (11.92%)
NON-INTEREST EXPENSE                         1,349         1,124           225       20.02%
AVERAGE INTEREST EARNING ASSETS             87,634        70,525        17,109       24.26%
AVERAGE GROSS LOANS                         63,854        46,214        17,640       38.17%
AVERAGE INTEREST BEARING DEPOSITS           54,888        50,083         4,805        9.59%
AVERAGE NON INTEREST BEARING DEPOSITS       19,668        14,603         5,065       34.68%
INTEREST MARGIN (1)                           3.86%         3.66%
RETURN ON AVERAGE EQUITY                      5.25%         9.17%
EARNINGS PER SHARE BASIC                  $   0.19        $ 0.27
EARNINGS PER SHARE DILUTED                $   0.18        $ 0.26

(1) See "Reconciliation of Non-GAAP Measures"

      As we look ahead at the remainder of the year, our loan backlog remains strong. We anticipate that our loans and deposits will continue to grow and we will continue to realize improved earnings over the prior year.

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

      Three months ended June 30, 2004 compared to three months ended June 30, 2003

      Net interest income after provision for loan losses for the three months ended June 30, 2004 increased 36.32% to $795,275 from $583,409 for the same period in 2003. The increase was primarily attributable to a 24.26% or $17.1 million increase in total average interest earning assets to $87.6 million for the six months ended June 30, 2004 from $70.5 million for the same period in 2003.

      Interest revenue increased from $952,732 for the three months ended June 30, 2003 to $1.1 million for the same period in 2004. Interest expense for all interest bearing liabilities amounted to $283,329 for the three months ended June 30, 2004 versus $327,323 for the three months ended June 30, 2003. These changes were a result of normal business growth offset by declines in interest rates.

      Six months ended June 30, 2004 compared to six months ended June 30, 2003

      Net interest income after provision for loan losses for the six months ended June 30, 2004 increased 33.33% to $1.6 million from $1.2 million for the same period in 2003. The increase was primarily attributable to a 24.26% or $17.1 million increase in total average interest earning assets to $87.6 million for the six months ended June 30, 2004 from $70.5 million for the same period in 2003.

      Interest revenue increased from $1.9 million for the six months ended June 30, 2003 to $2.2 million for the same period in 2004. Interest expense for all interest bearing liabilities amounted to $563,731 for the six months ended June 30, 2004 versus $668,971 for the six months ended June 30, 2003. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were a result of normal business growth offset by declines in the interest rates.

      Our net interest margin was 3.86% for the first six months of 2004, as compared to 3.66% for the first six months of 2003. The increase in the net interest margin is the result of a $17.7 million or 38.31% increase in average gross loans outstanding to $63.9 million at June 30, 2004 compared to $46.2 million at June 30, 2003. This increase along with a $4.8 million increase in average interest bearing deposits to $54.9 million with an average interest rate of 1.66% from $50.1 million at June 30, 2003 with an average interest rate of 2.30%, and a $5.1 million increase in non interest-bearing deposits, improved the interest margin.

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

        AVERAGE BALANCES, INTEREST, AND YIELDS

                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                    2004                                  2003
                                                    ---------------------------------    -------------------------------------
                                                      AVERAGE                              AVERAGE
                                                      BALANCE      INTEREST     YIELD      BALANCE       INTEREST        YIELD
                                                    -----------   -----------   -----    -----------    -----------      -----
ASSETS:
Federal Funds Sold                                  $ 4,288,086   $    21,097    0.99%   $ 6,263,791    $    37,136       1.20%
Interest bearing deposits                               659,890         9,491    2.89        600,000          9,676       3.25
Investment Securities (1) (2)
   U.S. Treasury                                      3,188,183        52,007    3.23              -              -
   U.S. Agency                                        8,876,931       159,458    3.55     12,126,951        247,270       4.06
   Mortgage-backed securities                         3,225,328        63,877    3.92      2,970,846         56,578       3.79
   Tax exempt securities                              3,283,925        84,779    5.11      2,408,771         60,828       5.02
   Other                                                854,439        18,206    4.21        374,319         10,731       5.70
                                                    -----------   -----------    ----    -----------    -----------       ----
     Total investment securities                     19,428,806       378,327    3.85     17,880,887        375,407       4.23
                                                    -----------   -----------    ----    -----------    -----------       ----
Loans: (3)
   Commercial                                         8,455,232       298,372    7.10      6,079,030        251,516       8.34
   Mortgage                                          35,791,803     1,009,065    5.67     22,737,066        723,426       6.42
   Installment                                       19,607,026       534,963    5.49     17,397,890        552,011       6.40
                                                    -----------   -----------    ----    -----------    -----------       ----
     Total gross loans                               63,854,061     1,842,400    5.80     46,213,986      1,526,953       6.66
   Allowance for loan losses                            597,049                              433,746
                                                    -----------   -----------    ----    -----------    -----------       ----
     Total loans, net  of allowance                  63,257,012     1,842,400    5.86     45,780,240      1,526,953       6.73
                                                    -----------   -----------    ----    -----------    -----------       ----
Total interest-earning assets                        87,633,794     2,251,315    5.15     70,524,918      1,949,172       5.57
                                                    -----------   -----------    ----    -----------    -----------       ----
Noninterest-bearing cash                              2,394,454                            2,006,184
Premises and equipment                                2,280,060                            2,044,427
Other assets                                            990,762                              959,040
                                                    -----------   -----------    ----    -----------    -----------       ----
     Total Assets                                   $93,299,070   $ 2,251,315    4.84%   $75,534,569    $ 1,949,172       5.20%
                                                    -----------   -----------    ----    -----------    -----------       ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits
   Savings and Now deposits                         $10,607,277   $    26,370    0.50%    12,428,923    $    36,687       0.60%
   Money market and super NOW                        15,268,556        34,428    0.45     11,208,000         33,951       0.61
   Other time deposits                               29,012,512       392,017    2.72     26,445,952        501,266       3.82
                                                    -----------   -----------    ----    -----------    -----------       ----
     Total interest-bearing deposits                 54,888,345       452,815    1.66     50,082,875        571,904       2.30
   Borrowed funds                                     5,696,703       110,916    3.92      4,074,586         97,067       4.80
                                                    -----------   -----------    ----    -----------    -----------       ----
Total interest-bearing liabilities                   60,585,048       563,731    1.87     54,157,461        668,971       2.49
Non interest-bearing deposits                        19,668,484                           14,602,732
                                                    -----------   -----------    ----    -----------    -----------       ----
                                                     80,253,532       563,731    1.41     68,760,193        668,971       1.96
Other liabilities                                       373,714                            1,022,555
Stockholders' equity                                 12,671,824                            5,751,821
                                                    -----------                          -----------
     Total liabilities and stockholders' equity     $93,299,070                          $75,534,569
                                                    ===========                          ===========
NET INTEREST SPREAD                                                              3.28%                                    3.08%
                                                                                                        -----------       ----
NET INTEREST INCOME                                               $ 1,687,584    3.86%                  $ 1,280,201       3.66%
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

                          RATE/VOLUME VARIANCE ANALYSIS

                                 Six months ended June 30,
                                  2004 compared to 2003
                                     Variance due to:
                                Total        Rate      Volume
                              ---------   ---------   ---------
EARNING ASSETS:
Federal Funds Sold            $ (16,039)     (5,669)  $ (10,370)
Interest bearing deposits          (185)       (185)          -
Investment Securities
   U.S. Treasury                 52,007           -      52,007
   U.S. Agency                  (87,812)    (88,085)        273
   Mortgage backed                7,299       7,279          20
   Tax exempt securities         23,951      23,865          86
   Other                          7,475       1,167       6,308
Loans:                                -
   Commercial                    46,856      46,639         217
   Mortgage                     285,639     266,287      19,352
   Installment                  (17,048)    (17,022)        (26)
                              ---------   ---------   ---------
     Total interest revenue     302,143     234,276      67,867
                              ---------   ---------   ---------
INTEREST-BEARING LIABILITIES
   Savings and NOW deposits     (10,317)    (10,335)         18
   Money market and supernow        477         475           2
   Other time deposits         (109,249)   (109,098)       (151)
   Other borrowed funds          13,849     (19,437)     33,286
                              ---------   ---------   ---------
     Total interest expense    (105,240)   (138,395)     33,155
                              ---------   ---------   ---------
NET INTEREST INCOME           $ 407,383   $ 372,671   $  34,712
                              =========   =========   =========

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

      The provision for loan losses increased $3,000 or 7.14% to $45,000 for the three months ended June 30, 2004 versus $42,000 for the three months ended June 30, 2003.

      The provision for loan losses was $90,000 for the six months ended June 30, 2004, as compared to $78,000 for the six months ended June 30, 2003, an increase of $12,000 or 15.38%. The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio as well as a change in the composition of the portfolio. If the loan portfolio continues to grow at the rate we anticipate it will grow, we expect that we will increase the provision for loan losses at a higher rate than we did during the first six months of the year.

      Historically, we have experienced loan losses in the consumer loan portfolio, specifically indirect automobile loans. We have exited that business and have reduced that element of the portfolio by $3.4 million during the past three years to an outstanding balance of $29,614 at June 30, 2004 as compared to a balance of $160,000 at June 30, 2003. As a result, our loss ratios in the consumer loan portfolio have declined dramatically during the prior 18 month period which is the period we use to determine loss ratios as described below.

      As we have decreased indirect automobile loans, we have simultaneously increased our mortgage loans, specifically commercial real estate loans, both as a percentage of loans in the loan portfolio and in total dollar value. From June 30, 2003 to June 30, 2004, the dollar value of our commercial real estate loans increased from $26.9 million to $31.2 million, and the percentage of commercial real estate loans to total loans increased from 44.87% to 46.11%

      Because commercial real estate loans generally have higher loan balances and greater credit risk than indirect automobile loans, the loss estimates for these types of loans are generally greater than the loss estimates for indirect automobile loans. As a result, the reduction in the indirect automobile loan portfolio was more than offset by increased provisions allocated to the mortgage loan portfolio as a result of the increase in commercial real estate loans. We expect that this trend will continue.

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

      The allowance for loan losses represents 0.94% of gross loans at June 30, 2004 and 0.92% of gross loans at June 30, 2003. Old Line Bank has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

      The following table represents an analysis of the allowance for loan losses for the periods indicated:

                            ALLOWANCE FOR LOAN LOSSES

                                             SIX MONTHS ENDED       YEAR ENDED
                                                 JUNE 30,          DECEMBER 31,
                                          ----------------------   ------------
                                            2004         2003         2003
                                          ---------    ---------   -----------
Balance, beginning of period              $ 547,690    $ 389,553    $ 389,553

Provision for loan losses                    90,000       78,000      162,000
                                          ---------    ---------    ---------
Chargeoffs:
   Commercial                                     -            -            -
   Mortgage                                       -            -            -
   Consumer                                 (15,768)      (2,309)     (16,554)
                                          ---------    ---------    ---------
Total chargeoffs                            (15,768)      (2,309)     (16,554)
Recoveries:
   Commercial                                     -            -            -
   Mortgage                                       -            -            -
   Consumer                                  13,142        3,773       12,691
                                          ---------    ---------    ---------
Total recoveries                             13,142        3,773       12,691
                                          ---------    ---------    ---------
Net chargeoffs                               (2,627)       1,464       (3,863)

Balance, end of period                    $ 635,063    $ 469,017    $ 547,690
                                          =========    =========    =========
Allowance for loan losses to gross loans       0.94%        0.92%        0.91%
Ratio of net-chargeoffs during period to
average loans outstanding during period      (0.004%)      0.003%      (0.007%)

The following table provides a breakdown of the allowance for loan losses.

                                                ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                            JUNE 30,                               DECEMBER 31,
                                            -------                                -----------
                                 2004                       2003                       2003
                                 ----                       ----                       ----
                                     % OF LOANS                 % OF LOANS                % OF LOANS
                                      IN EACH                     IN EACH                   IN EACH
                        AMOUNT        CATEGORY     AMOUNT        CATEGORY      AMOUNT      CATEGORY
                       --------      ----------   --------      ----------    --------    ----------
Installment & others   $  7,838          0.93%    $ 16,653          2.15%        9,840        1.29%
Boat                    146,496         29.09      128,304         32.35       141,826       31.04
Mortgage                325,372         56.94      234,514         52.40       278,329       53.89
Commercial              155,357         13.04       89,546         13.10       117,695       13.78
                       --------        ------     --------        ------      --------      ------
TOTAL                  $635,063        100.00%    $469,017        100.00%     $547,690      100.00
                       ========        ======     ========        ======      ========      ======

      NON-INTEREST REVENUE

      Three months ended June 30, 2004 compared to three months ended June 30, 2003

      Non-interest revenue for the three months ended June 30, 2004 and June 30, 2003 included primarily construction loan fees, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. Non-interest revenue totaled $144,960 for the three months ended June 30, 2004, a decline of 26.80% over the 2003 amount of $198,023. The decline was primarily because there were no gains on disposal of assets during the period in 2004 compared to a gain of $47,257 in 2003. There was also a $7,799 decrease in other fees and commissions during the period because of a $41,358 decline in broker origination fees and a $13,509 decline in construction loan fees (part of "other fees and commissions" on the income statement). Broker fees declined because of a rise in interest rates that caused a decrease in refinancing of residential mortgages. These decreases were offset by a $43,730 increase in other loan fees resulting from increased commitment fees. We anticipate we will continue to improve fee income during the year due to the addition of new customer relationships unless there is a significant rise in interest rates that may cause a curtailment in credit requests.

      Six months ended June 30, 2004 compared to six months ended June 30, 2003

      Non-interest revenue for the six months ended June 30, 2004 included primarily construction loan fees, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. Non-interest revenue totaled $303,187 for the six months ended June 30, 2004, a decrease of $41,054 or 11.93% over the 2003 amount of $344,241. During the period, we sold no securities and this caused an $88,359 decrease in gains on disposal of assets. This was offset by a $5,468 increase in construction loan fees (part of "other fees and commissions" on the income statement) that occurred as a result of establishment of new relationships with local builders and the continued low interest rate environment which caused an increase in construction of single family residences. There was also an $89,953 increase in other loan fees resulting from increased commitment fees. Because we have increased the number of relationships that we have with local builders, we expect to continue to improve fee income unless there is a significant rise in interest rates that may cause a curtailment in credit requests.

      NON-INTEREST EXPENSE

      Three months ended June 30, 2004 compared to three months ended June 30, 2003

      Non-interest expense for the three months ended June 30, 2004 increased $124,240 or 21.43% to $703,969 compared to $579,729 at June 30, 2003. Salaries and benefit expenses increased $55,483 during the period because we hired a new credit officer in March 2004 and changed our method for accruing annual bonus payments in September 2003. Other operating expenses increased $59,755 during the period primarily because we experienced a robbery in June 2004 and we incurred a $25,000 expense that represented the deductible on Old Line Bank's robbery insurance policy. Additionally, the holding company expensed approximately $8,500 in filing and NASDAQ fees (included in other operating expenses) during the period that it did not incur during 2003 because the holding company did not exist until September 2003. Because of the increase in the number of shareholders and shares outstanding that occurred with the offering in June 2003, the annual shareholder meeting and transfer agent expenses also increased in 2004.

      Six months ended June 30, 2004 compared to six months ended June 30, 2003

      Non-interest expense for the six months ended June 30, 2004 was $1.3 million versus $1.1 million for the same period in 2003. The $200,000 or 18.18% increase was attributable to a $7,239 increase in data processing costs incurred with the increased volume of customers and new services we began offering, and expenses associated with SEC and public filings, and Nasdaq fees incurred by the holding company. Additionally, we incurred a $25,000 expense that represented the deductible on Old Line Bank's robbery insurance policy. Salary and benefit expenses were $115,591 higher due to the hiring of a new lending officer in March 2003, a new credit officer in March 2004, annual payroll increases and a change in our method of accruing for annual bonus payments. Although these bonus payments remain discretionary, in September 2003, we began accruing for this annual expense on a twelve month basis. Historically, we had accrued for these bonuses during the last quarter of the year. During the six month period ended June 30, 2004, we incurred approximately $17,650 in expenses associated with filing fees and Nasdaq listing fees for the holding company (included in other operating expenses). Old Line Bancshares, Inc. did not exist in the quarter ended June 30, 2003 and therefore, did not incur similar expenses during 2003.

      INCOME TAXES

      Three months ended June 30, 2004 compared to three months ended June 30, 2003

      Income tax expense was $85,911 (36.36%) of pre-tax income for the three months ended June 30, 2004 as compared to $66,590 (33.01%) for the three months ended June 30, 2003.

      Six months ended June 30, 2004 compared to six months ended June 30, 2003

      Income tax expense was $179,518 (35.18%) of pre-tax income for the six months ended June 30, 2004 as compared to $127,140 (32.70% of pre-tax net income) for the same period in 2003.

      NET INCOME

      Three months ended June 30, 2004 compared to three months ended June 30, 2003

      Net income increased $15,242 or 11.28% to $150,355 for the three months ended June 30, 2004 compared to $135,113 for the three months ended June 30, 2003. Earnings per share declined for the three months to $0.08 basic and diluted because of the 716,721.62 increase in the weighted average number of shares outstanding. This increase occurred primarily because of the additional 897,000 shares issued in the public offering in June 2003. The $15,242 increase in net income was due to the $214,866 increase in net interest income offset by the $53,063 decline in non-interest revenue, the $124,240 increase in non-interest expenses and the $19,321 increase in income taxes.

      Six months ended June 30, 2004 compared to six months ended June 30, 2003

      Net income was $330,701 or $0.19 basic and $0.18 diluted earnings per common share for the six month period ending June 30, 2004, an increase of $69,047 or 26.39% compared to net income of $261,654 or $0.27 basic and $0.26 diluted earnings per common share for the same period in 2003. The increase in net income was the result of a $387,294 increase in net interest income after provision for loan losses. A $41,054 decrease in non-interest revenue, a $225,445 increase in non-interest expense and a $52,378 increase in income tax expense for the period as compared to the same period in 2003 offset the increase in net interest income. Earnings per share declined on a basic and diluted basis because of the 801,068.65 increase in the weighted average number of shares outstanding that occurred because of the 897,000 additional shares issued in the public offering in June 2003.

ANALYSIS OF FINANCIAL CONDITION

      INVESTMENT SECURITIES

      Old Line Bank's portfolio consists primarily of U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying Old Line Bank's earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify the majority (88.37%) of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders' equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. Old Line Bank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

      The investment portfolio at June 30, 2004 amounted to $18.9 million, a decrease of $234,598, or 1.22%, from the amount at December 31, 2003. The decrease in the investment portfolio occurred because these assets matured or were called and we deployed the proceeds into loans and federal funds for future loan fundings. The carrying value of available for sale securities includes unrealized depreciation of $421,339 at June 30, 2004 (reflected as unrealized depreciation of $272,456 in stockholders' equity after deferred taxes) as compared to net unrealized depreciation of $109,732 ($69,914 net of taxes) as of December 31, 2003. In general, this increase in unrealized depreciation was a result of rising interest rates, the maturity of securities or the fact that some of the securities were called.

      LOAN PORTFOLIO

      The loan portfolio, net of allowance, unearned fees and origination costs increased $7.7 million or 12.94% to $67.2 million at June 30, 2004 from $59.5 million at December 31, 2003. This growth was attributable to increased business development efforts as well as our ability to retain a higher dollar amount of loans. Commercial business loans increased by $562,222 (6.81%), commercial real estate loans (generally owner-occupied) increased by $4.3 million (16.02%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $1.4 million (37.44%), real estate construction loans increased by $549,429 (31.19%) and installment loans increased by $930,340 (4.81%) from their respective balances at December 31, 2003.

      Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank's loan customers are generally located in the greater Washington, D.C. metropolitan area.

      During the period, our increased business development efforts have allowed Old Line Bank to establish several new customer relationships and expand existing relationships. Considering our current backlog of approved loans, we anticipate that loan growth will continue during the third quarter.

      The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                          June 30,               December 31,
                                           2004        %        2003       %
Real Estate
    Commercial                            $31,162     46.11   $ 26,859    44.87
    Construction                            2,311      3.42      1,762     2.94
    Residential                             5,004      7.41      3,641     6.08
Commercial                                  8,813     13.04      8,251    13.78
Installment                                20,286     30.02     19,355    32.33
                                           ------   -------   --------   ------
                                           67,576    100.00     59,868   100.00
                                           ------   =======   --------   ======
Allowance for loan losses                     635                  547
Net deferred loan fees and (costs)           (245)                (197)
                                          -------             --------
                                              390                  350
                                          -------             --------
                                          $67,186             $ 59,518
                                          =======             ========

      ASSET QUALITY

      Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in Old Line Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. Old Line Bank recognizes interest on non-accrual loans only when received. As of June 30, 2004 and December 31, 2003, Old Line Bank did not have any non-accrual loans. As of June 30, 2004 and December 31, 2003, Old Line Bank had no accruing loans past due more than 90 days.

      We classify any property acquired as a result of foreclosure on a mortgage loan as "real estate owned" and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of June 30, 2004 and December 31, 2003, Old Line Bank held no real estate acquired as a result of foreclosure.

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

      We had no impaired or restructured loans as of June 30, 2004 or December 31, 2003.

      DEPOSITS

      We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. At June 30, 2004, the deposit portfolio had grown to $79.8 million, a $10.5 million or 15.15% increase over the December 31, 2003 level of $69.3 million. We have seen growth in several key categories over the period. Demand deposits, NOW, money market and certificates of deposit have all grown while savings have remained stable. Our deposit base expanded due to increased commercial relationships and additional personnel. Although deposit growth remained strong during the period, balances in real estate settlement accounts declined as the pace of re-financings continued to slow with the increase in interest rates.

As a general practice, we do not purchase brokered deposits. During the periods reported, we had no brokered deposits. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

      BORROWINGS

      Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $8.5 million as of June 30, 2004. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of $29.7 million at June 30, 2004 of which we have borrowed $6 million as outlined below. At June 30, 2004, Old Line Bank had nothing outstanding in overnight federal funds. As of June 30, 2004, Old Line Bank had borrowed $6.0 million from the Federal Home Loan Bank. Old Line Bank borrowed $4.0 million of the $6.0 million in January 2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. In February

2004, Old Line Bank borrowed an additional $2 million from the Federal Home Loan Bank, Old Line Bank pays interest only, currently at 1.79%, and must repay the $2.0 million in February 2009. Old Line Bank may not prepay the loans prior to maturity without incurring a significant prepayment penalty. These facilities have variable interest rates that are subject to adjustments on the 2 or 5 year anniversary.

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

      Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of June 30, 2004, we had $2.2 million in cash and due from banks and $6.3 million in federal funds sold and other overnight investments compared to $2.5 million in cash and due from banks and $4.0 million in Federal Funds sold at December 31, 2003.

      Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank's inability to meet anticipated or unexpected liquidity needs.

CAPITAL

      Our stockholders' equity amounted to $12.9 million at June 30, 2004 and $12.8 million at December 31, 2003. We are considered "well capitalized" under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders' equity increased during the period as a result of net income of $330,701, the $83,522 in proceeds after tax adjustment for stock options exercised less the $106,449 dividends paid in March and June and the $202,544 depreciation in securities.

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

      Outstanding loan commitments and lines and letters of credit at June 30, 2004 and December 31, 2003 are as follows:

                                                               June 30,   December 31,
                                                                2004         2003
                                                               -------    -----------
                                                              (DOLLARS IN THOUSANDS)
Commitments to extend credit and available credit lines:
  Commercial                                                   $ 2,233      $ 1,395
  Real estate-undisbursed development and construction           6,064        3,931
  Real estate-undisbursed home equity lines of credit            3,445        2,686
                                                               -------      -------
                                                               $11,742      $ 8,012
                                                               =======      =======
Standby letters of credit                                      $   986      $   317
                                                               =======      =======

      We are not aware of any loss we would incur by funding our commitments or lines of credit. Commitments for real estate development and construction, which totaled $6.1 million, or 51.64% of the $11.7 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

RECONCILIATION OF NON-GAAP MEASURES

      Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.

                                                                 SIX MONTHS ENDED JUNE 30, 2004
                                  Federal Funds    Investment        Interest          Total          Net Interest    Net Interest
                                      Sold         Securities     Earning Assets       Assets            Income          Spread
                                  -------------   -------------    -------------    -------------     -------------   ------------
GAAP Interest income              $      20,836   $     337,115    $   2,209,842    $   2,209,842     $   1,646,111
Tax Equivalent adjustment                   261          41,212           41,473           41,473            41,473
                                  -------------   -------------    -------------    -------------     -------------
Tax Equivalent interest income    $      21,097   $     378,327    $   2,251,315    $   2,251,315     $   1,687,584
                                  =============   =============    =============    =============     =============

GAAP Interest yield                        0.98%           3.43%            5.06%            4.75%             3.77%        3.19%
Taxable Equivalent adjustment              0.01%           0.42%            0.09%            0.09%             0.09%        0.09%
                                  -------------   -------------    -------------    -------------     -------------     --------
Tax Equivalent interest yield              0.99%           3.85%            5.15%            4.84%             3.86%        3.28%
                                  =============   =============    =============    =============     =============     ========

                                                                 SIX MONTHS ENDED JUNE 30, 2004
                                   Federal Funds   Investment        Interest         Total         Net Interest   Net Interest
                                       Sold        Securities     Earning Assets      Assets           Income         Spread
                                   -------------  -------------    -------------   ------------    -------------   ------------
GAAP Interest income               $      36,695  $     341,834    $   1,915,158   $  1,915,158    $   1,246,187
Tax Equivalent adjustment                    441         33,573           34,014         34,014           34,014
                                   -------------  -------------    -------------   ------------    -------------
Tax Equivalent interest income     $      37,136  $     375,407    $   1,949,172   $  1,949,172    $   1,280,201
                                   =============  =============    =============   ============    =============

GAAP Interest yield                         1.18%          3.86%            5.48%          5.11%            3.57%          2.99%
Taxable Equivalent adjustment               0.02%          0.37%            0.09%          0.09%            0.09%          0.09%
                                   -------------  -------------    -------------   ------------    -------------   ------------
Tax Equivalent interest yield               1.20%          4.23%            5.57%          5.20%            3.66%          3.08%
                                   =============  =============    =============   ============    =============   ============

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

      The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.'s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Old Line Bancshares, Inc.'s beliefs, assumptions and on information available to Old Line Bancshares, Inc. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; the dependence on key personnel; the composition of the loan portfolio; fluctuations in market rates of interest and the effect on loan and deposit pricing, adverse changes in the overall national economy as well as adverse economic conditions in Old Line Bancshares, Inc.'s specific market area; competitive factors within the financial services industry; changes in regulatory requirements and/or restrictive banking legislation; Old Line Bancshares, Inc.'s lending limit; sufficiency of the allowance for loan losses; market value of the investment portfolio and Old Line Bancshares, Inc.'s expansion strategy. For a more complete discussion of some of these risks and uncertainties see the discussion under the caption "Factors Affecting Future Results" in Old Line Bancshares, Inc.'s Annual Report on Form 10K-SB/A.

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

      In addition, there were no changes in Old Line Bancshares, Inc.'s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.'s internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities.

      None

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

      (a) Old Line Bancshares, Inc. held its annual meeting of stockholders on May 27, 2004.

      (b)   No response required.

      (c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2007 annual meeting of stockholders. The number of votes for or withheld for each nominee is as follows:

                                  For       Against    Withheld     Total
                                  ---       -------    --------     -----
James W. Cornelsen             1,545,098     6,627        0       1,551,725
Daniel D. Deming               1,520,723    31,002        0       1,551,725
James F. Dent                  1,544,873     6,852        0       1,551,725
John D. Mitchell, Jr.          1,545,098     6,627        0       1,551,725

            2. The approval of the Old Line Bancshares, Inc. 2004 Equity Incentive Plan:

                                        Broker
For           Against     Abstain      Non-Votes       Total
---           -------     -------      ---------       -----
922,716       206,904      5,475        416,630      1,551,725

            3. The approval of Articles of Amendment to Old Line Bancshares, Inc.'s charter:

                  (i) Add a provision permitting charter amendments without providing appraisal rights to dissenting stockholders:

                                        Broker
For           Against     Abstain      Non-Votes        Total
---           -------     -------      ---------        -----
1,002,116     127,829      5,150        416,630        1,551,725

                  (ii) Add a provision expressly granting the Board of Directors the power to issue capital stock and convertible securities:

                                        Broker
For           Against     Abstain      Non-Votes         Total
---           -------     -------      ---------         -----
993,791       141,079       225         416,630        1,551,725

            4. The ratification of the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of Old Line Bancshares, Inc. for 2004:

                                          Broker
  For           Against     Abstain      Non-Votes           Total
  ---           -------     -------      ---------           -----
1,544,201        6,072       1,452           0             1,551,725

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            Form 8-K filed, dated August 6, 2004, Items 5, 7 and 12.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Old Line Bancshares, Inc.

Date: August 9, 2004          By: /s/ James W. Cornelsen
                                  -----------------------------
                                  James W. Cornelsen, President
                                  (Principal Executive Officer)

Date: August 9, 2004          By: /s/ Christine M. Rush
                                  ---------------------------------------------
                                  Christine M. Rush, Chief Financial Officer
                                  (Principal Accounting and Financial Officer)