Form 10-Q
period 2004-09-30
OLD LINE BANCSHARES INC
filed 2004-11-08
CIK 1253317

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004.

                        Commission file number: 000-50345

                            OLD LINE BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

           Maryland                                               20-0154352
           --------                                               ----------
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

      At October 31, 2004, 1,776,394.5 shares of the issuer's Common Stock, par value $.01 per share, were issued and outstanding.

      Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                                  CONSOLIDATED
                                 BALANCE SHEETS

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2004             2003
                                                                                -------------    -------------
                                                                                 (UNAUDITED)
                                     ASSETS

Cash and due from banks                                                         $   2,871,204    $   2,477,119
Federal funds sold                                                                  7,064,879        4,002,828
Time deposits in other banks                                                          400,000          700,000
Investment securities available for sale                                           16,423,223       17,381,519
Investment securities held to maturity                                              2,204,503        1,803,812
Loans, less allowance for loan losses                                              76,112,048       59,517,690
Restricted equity securities at cost                                                  868,450          818,450
Investment in real estate, LLC                                                        550,000
Bank premises and equipment                                                         2,251,654        2,279,669
Accrued interest receivable                                                           375,454          315,326
Deferred income taxes                                                                  71,332           60,925
Other assets                                                                          280,508          178,465
                                                                                -------------    -------------
                                                                                $ 109,473,255    $  89,535,803
                                                                                =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Noninterest-bearing                                                            $  24,253,167    $  19,902,350
 Interest bearing                                                                  65,309,315       49,422,727
                                                                                -------------    -------------
  Total deposits                                                                   89,562,482       69,325,077
Borrowed funds                                                                      6,000,000        7,000,000
Accured interest payable                                                              159,701          149,831
Income tax payable                                                                    125,220          130,675
Deferred income taxes                                                                       -                -
Other liabilities                                                                     261,244          102,566
                                                                                -------------    -------------
                                                                                   96,108,647       76,708,149
                                                                                -------------    -------------
Stockholders' equity
Common stock, par value $.01 per share in 2004 and 2003, authorized 5,000,000 shares in 2004 and 2003; issued and  outstanding 1,776,394.50 in 2004
 and 1,756,894.5 in 2003                                                        $      17,764    $      17,569
Additional paid-in-capital                                                         12,446,229       12,362,902
Retained earnings                                                                     927,338          517,097
                                                                                -------------    -------------
                                                                                   13,391,331       12,897,568
Accumulated other comprehensive income                                                (26,723)         (69,914)
                                                                                -------------    -------------
                                                                                   13,364,608       12,827,654
                                                                                -------------    -------------
                                                                                $ 109,473,255    $  89,535,803
                                                                                =============    =============

           See accompanying notes to consolidated financial statements

                            OLD LINE BANCSHARES, INC.
                                  CONSOLIDATED
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                                  2004         2003         2004         2003
                                                               ----------   ----------   ----------   ----------
INTEREST REVENUE
 Loans, including fees                                          $1,059,284   $  853,377   $2,901,684   $2,380,330
 U.S. Treasury securities                                           31,915            -       81,520            -
 U. S. government agency securities                                 73,744       83,161      225,835      319,007
 Mortgage backed securities                                         28,087       19,463       91,964       76,041
 Tax exempt securities                                              28,807       24,738       82,430       63,660
 Federal funds sold                                                 18,708       27,322       39,544       64,017
 Other                                                              11,977       10,985       39,387       31,149
                                                                ----------   ----------   ----------   ----------
  Total interest revenue                                        $1,252,522   $1,019,046   $3,462,364   $2,934,204
                                                                ----------   ----------   ----------   ----------
INTEREST EXPENSE
 Deposits                                                          229,365      262,159      682,180      834,063
 Borrowed funds                                                     58,346       49,067      169,262      146,134
                                                                ----------   ----------   ----------   ----------
  Total interest expense                                           287,711      311,226      851,442      980,197
                                                                ----------   ----------   ----------   ----------
  Net interest income                                              964,811      707,820    2,610,922    1,954,007
PROVISION FOR LOAN LOSSES                                           85,000       48,000      175,000      126,000
                                                                ----------   ----------   ----------   ----------
  Net interest income after provision for loan losses              879,811      659,820    2,435,922    1,828,007
                                                                ----------   ----------   ----------   ----------
NONINTEREST REVENUE
 Service charges on deposit accounts                                65,583       62,990      185,756      178,484
 Other fees and commissions                                        130,500       61,620      313,514      202,008
 Gain on securities                                                      -            -            -       88,359
                                                                ----------   ----------   ----------   ----------
  Total noninterest revenue                                        196,083      124,610      499,270      468,851
                                                                ----------   ----------   ----------   ----------
NONINTEREST EXPENSES
Salaries                                                           369,188      323,253    1,027,861      890,941
Employee benefits                                                   56,813       53,202      175,008      146,791
Occupancy                                                           49,314       53,778      149,980      150,240
Equipment                                                           30,340       30,788       90,806       88,433
Data processing                                                     32,070       27,402       96,155       84,248
Other operating                                                    181,456      190,896      528,450      442,300
                                                                ----------   ----------   ----------   ----------
  Total noninterest expenses                                       719,181      679,319    2,068,260    1,802,953
                                                                ----------   ----------   ----------   ----------
Income before income taxes                                         356,713      105,111      866,932      493,905

Income taxes                                                       117,432       28,884      296,950      156,024
                                                                ----------   ----------   ----------   ----------
NET INCOME                                                      $  239,281   $   76,227   $  569,982   $  337,881
                                                                ==========   ==========   ==========   ==========
Basic earnings per common share                                 $     0.13   $     0.04   $     0.32   $     0.27
Diluted earnings per common share                               $     0.13   $     0.04   $     0.32   $     0.27

          See accompanying notes to consolidated financial statements

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                   (UNAUDITED)

                                                                                                   Accumulated
                                                                      Additional                      other
                                                 Common stock          paid-in       Retained     comprehensive  Comprehensive
                                             Shares      Par value     capital       earnings        income          income
                                          -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2003                1,756,894.5   $    17,569   $12,362,902   $   517,097    $   (69,914)
Net income                                          -             -             -       569,982              -    $   569,982
Unrealized gain (loss) on securities
 available for sale, net of income taxes            -             -             -             -         43,191         43,191
                                                                                                                  -----------
Comprehensive income                                -             -             -             -              -    $   613,173
                                                                                                                  ===========
Cash dividend $.03 per share                        -             -             -      (159,741)             -
Stock options exercised                      19,500.0           195        83,327             -              -
                                          -----------   -----------   -----------   -----------    -----------
Balance, September 30, 2004               1,776,394.5   $    17,764   $12,446,229   $   927,338    $   (26,723)
                                          ===========   ===========   ===========   ===========    ===========

           See accompanying notes to consolidated financial statements

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,

                                                           2004           2003
                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Interest received                                      $  3,297,142    $  2,929,077
 Fees and commissions received                               499,270         380,492
 Interest paid                                              (841,572)     (1,030,940)
 Cash paid to suppliers and employees                     (1,917,167)     (1,668,433)
 Income taxes paid                                          (336,068)        (45,389)
                                                        ------------    ------------
                                                             701,605         564,807
                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investment securities
   Held to maturity                                         (842,422)     (2,498,750)
   Available for sale at maturity or call                 (1,253,113)     (8,743,847)
 Proceeds from disposal of investment securities
   Held to maturity                                          440,000       5,000,000
   Available for sale at maturity or call                  2,272,409       9,463,067
   Available for sale sold                                         -       1,249,275
Loans made, net of principal collected                   (16,657,087)    (15,423,545)
Investment in Pointer Ridge, LLC                            (550,000)
Purchase of equity securities                                (50,000)       (309,550)
Net purchase of certificates of deposit                      300,000        (100,000)
Purchase of premises and equipment and software              (87,441)       (412,698)
Proceeds from sale of premises and equipment                  21,000               -
                                                        ------------    ------------
                                                         (16,406,654)    (11,776,048)
                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in
 Time deposits                                             7,381,465         276,623
 Other deposits                                           12,855,939       9,606,962
 Repurchase agreements                                    (1,000,000)              -
 Proceeds from stock options exercised-2004                   83,522               -
 Proceeds from stock offering 2003                                         6,914,050
 Dividends paid                                             (159,741)        (80,257)
                                                        ------------    ------------
                                                          19,161,185      16,717,378
                                                        ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       3,456,136       5,506,137

Cash and cash equivalents at beginning of period           6,479,947       7,032,155
                                                        ------------    ------------
Cash and cash equivalents at end of period              $  9,936,083    $ 12,538,292
                                                        ============    ============

          See accompanying notes to consolidated financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30
                                                2004        2003
                                             ----------   ---------
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
 Net income                                   $ 569,982    $ 337,881

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
 Depreciation and amortization                  112,957      113,807
 Provision for loan losses                      175,000      126,000
 Gain on disposal of securities                       -      (88,359)
 Loss (gain) on sale of equipment                   964            -
 Change in deferred loan fees net of costs     (112,272)     (31,153)
 Amortization of premiums and discounts           7,178       26,017
 Deferred income taxes                          (33,663)     (20,146)
 Increase (decrease) in
  Accrued interest payable                        9,870      (50,743)
  Other liabilities                             153,223      238,413
 Decrease (increase) in
  Accrued interest receivable                   (60,128)           9
  Other assets                                 (121,506)     (86,919)
                                              ---------    ---------
                                              $ 701,605    $ 564,807
                                              =========    =========

          See accompanying notes to consolidated financial statements.

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

                                                 Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   2004        2003       2004        2003
                                                ---------   ---------   ---------   ---------
Weighted average number of shares               1,776,395   1,756,894   1,772,124   1,231,180
Dilutive average number of shares                  27,028      35,264      28,524      27,758

5.    STOCK-BASED COMPENSATION

      Old Line Bancshares, Inc. applies APB No. 25 in accounting for stock options. Accordingly, Old Line Bancshares has not recognized compensation for stock options granted. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) was issued in October, 1995 to establish accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 requires measurement of compensation expense provided by stock-based plans using a fair value based method of accounting, and recognition of compensation expense in the statement of income or disclosure in the notes to the financial statements.

      A summary of the status of the outstanding options follows:

                                                               September 30, 2004
                                              Number of         Weighted Average
                                               Shares            exercise price
                                               ------            --------------
Outstanding, beginning of year                  89,250              $  5.92
Options granted                                      -
Options exercised                              (19,500)                3.75
                                               -------              -------
Outstanding, September 30, 2004                 69,750              $  6.55
                                               =======              =======

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

      In June 2003, Old Line Bank completed a public offering of 299,000 shares of common stock at an offering price of $25 per share. The $6.9 million in net offering proceeds provided Old Line Bank the capital necessary to retain higher percentages of loans that it previously participated to other financial institutions. It also allowed Old Line Bank to maintain its well capitalized status with the bank regulatory authorities. The Company has used these funds for future expansion efforts including, potentially, opening or acquiring new branch locations as described below.

      Other than owning all of the capital stock of Old Line Bank, Old Line Bancshares, Inc. does not currently engage in any other business activity.

      All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, to reflect the 200% stock dividend paid October 10, 2003.

SUMMARY OF RECENT PERFORMANCE AND OTHER ACTIVITIES

      We are pleased to report that during the quarter and nine months that ended September 30, 2004, we have continued to make progress towards accomplishing the goals outlined in our December 31, 2003 Form 10-KSB/A. As we outlined in that report, during 2004 we plan to improve earnings by:

   -  Increasing interest revenue through continued growth.

   - Reducing interest expense by growing core deposits and non-interest bearing deposits with increased business development and promotional campaigns.

   - Reducing other operating expenses relative to revenues with reductions in security costs and legal and organization expenses.

      Because of our continued and we believe successful business development efforts, Old Line Bank has achieved increased name recognition in the markets in which we operate and experienced a 27.88% growth in net loans and a 29.19% growth in deposits during the nine months ended September 30, 2004 compared to December 31, 2003. This loan and deposit growth coupled with expense management have allowed us to improve Old Line Bancshares' net interest income while maintaining asset quality. At September 30, 2004, we had no loans past due more than 90 days. We had one impaired loan with a balance of $33,446 on which we continue to receive payments. We maintained an allowance for loan losses to period end gross loans of 0.94% at September 30, 2004 compared to 0.91% at December 31, 2003. We have accomplished this growth while preserving leverage and capital standards that exceed regulatory requirements.

      Non-interest revenue grew during the three and nine month period primarily because of the increase in the dollar value and number of loan commitments accepted during the period. This growth in loan commitments caused an increase in the other fees and commissions component of non-interest revenue. Non-interest expense grew because of the hiring of a loan officer in March 2003, a credit officer in March 2004, and the addition of a new branch manager in September 2004. Our increased customer base, new services offered to our customers, increased costs associated with SEC filings and Nasdaq fees, and the deductible on our insurance policy for robbery related expenses in June 2004 also caused an increase in non-interest expense. During the period, we made the initial capital contribution of $550,000 to the limited liability company that will construct and lease an office building in Bowie, Maryland.

      The following outlines the highlights of our financial performance for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003 (000's):

THREE MONTHS ENDED SEPTEMBER 30,   2004     2003   $ CHANGE  % CHANGE
NET INCOME                        $  239   $   76   $  163    214.47%
INTEREST REVENUE                   1,253    1,019      234     22.96%
INTEREST EXPENSE                     288      311      (23)    (7.40%)
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES    880      660      220     33.33%
NON-INTEREST REVENUE                 196      125       71     56.80%
NON-INTEREST EXPENSE                 718      679       39      5.74%
EARNINGS PER SHARE, BASIC           0.13     0.04     0.09    225.00%
EARNINGS PER SHARE, DILUTED         0.13     0.04     0.09    225.00%

      The following outlines the highlights of our financial performance for the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003 (000's):

NINE MONTHS ENDED SEPTEMBER 30,           2004        2003      $ CHANGE   % CHANGE
NET INCOME                              $    570    $    338    $    232     68.64%
INTEREST REVENUE                           3,462       2,934         528     18.00%
INTEREST EXPENSE                             851         980        (129)   (13.16%)
NET INTEREST INCOME
  AFTER PROVISION FOR LOAN LOSSES          2,436       1,828         608     33.26%
NON-INTEREST REVENUE                         499         469          30      6.40%
NON-INTEREST EXPENSE                       2,068       1,803         265     14.70%
AVERAGE INTEREST EARNING ASSETS           90,817      74,418      16,399     22.04%
AVERAGE GROSS LOANS                       66,485      49,086      17,399     35.45%
AVERAGE INTEREST BEARING DEPOSITS         57,210      51,177       6,033     11.79%
AVERAGE NON INTEREST BEARING DEPOSITS     20,432      15,522       4,910     31.63%
INTEREST MARGIN (1)                         3.92%       3.57%
RETURN ON AVERAGE EQUITY                    5.94%       5.58%
EARNINGS PER SHARE BASIC                $   0.32    $   0.27
EARNINGS PER SHARE DILUTED              $   0.32    $   0.27

(1) See "Reconciliation of Non-GAAP Measures"

      In July 2004, Old Line Bancshares executed an Operating Agreement to become a 50% partner in a limited liability company that will construct and lease an office building located at the intersection of Pointer Ridge Road and Route 301 North in Bowie, Maryland. Old Line Bancshares Inc. plans to lease 50% of this building, establish a branch office for Old Line Bank in the building and relocate its headquarters to it from Waldorf. Old Line Bank plans to maintain the branch currently located at its Waldorf headquarters and lease the space currently occupied as Old Line Bancshares, Inc.'s headquarters to tenant(s). In July 2004, Old Line Bank executed a lease and applied to regulatory authorities to open a branch in Crofton, Maryland in Anne Arundel County, approximately 10 miles north of the anticipated new Bowie main office. The Bank has received regulatory approval for this branch. We expect that the branch will open in the second quarter 2005.

      As we look ahead at the remainder of the year, our loan backlog remains strong. The economic conditions in the communities in which we operate remain solid with unemployment rates below the national average and growth rates among the highest in the nation. As a result, we anticipate that our loans and deposits will continue to grow and we will continue to realize improved earnings over the prior year.

RESULTS OF OPERATIONS

      NET INTEREST INCOME

      Net interest income is the difference between income on interest earning assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments, and federal funds sold; interest on interest-bearing deposits and other borrowings make up the cost of funds.
Non-
interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

      Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Net interest income after provision for loan losses for the three months ended September 30, 2004 increased 33.34% to $879,811 from $659,820 for the same period in 2003. The increase was primarily attributable to an increase in average loans outstanding during the period.

      Interest revenue increased from $1.0 million for the three months ended September 30, 2003 to $1.3 million for the same period in 2004. Interest expense for all interest bearing liabilities amounted to $287,711 for the three months ended September 30, 2004 versus $311,226 for the three months ended September 30, 2003. These changes were a result of normal business growth offset by declines in interest rates.

      Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Net interest income after provision for loan losses for the nine months ended September 30, 2004 increased 33.33% to $2.4 million from $1.8 million for the same period in 2003. The increase was primarily attributable to a 22.04% or $16.4 million increase in total average interest earning assets to $90.8 million for the nine months ended September 30, 2004 from $74.4 million for the same period in 2003.

      Interest revenue increased from $2.9 million for the nine months ended September 30, 2003 to $3.5 million for the same period in 2004. Interest expense for all interest bearing liabilities amounted to $851,442 for the nine months ended September 30, 2004 versus $980,197 for the nine months ended September 30, 2003. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were a result of normal business growth offset by declines in the interest rates.

      Our net interest margin was 3.92% for the first nine months of 2004, as compared to 3.57% for the first nine months of 2003. The increase in the net interest margin is the result of a $17.4 million or 35.44% increase in average gross loans outstanding to $66.5 million at September 30, 2004 compared to $49.1 million at September 30, 2003. We also had a $6.0 million increase in average interest bearing deposits to $57.2 million from $51.2 million at September 30, 2003 and a $4.9 million increase in non interest-bearing deposits. These volume increases along with average interest rate changes in loans and deposits improved the interest margin.

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

                     AVERAGE BALANCES, INTEREST, AND YIELDS

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                               2004                                        2003
                                                -----------------------------------------------------------------------------
                                                  AVERAGE                                    AVERAGE
                                                  BALANCE      INTEREST         YIELD        BALANCE      INTEREST     YIELD
                                                -----------------------------------------------------------------------------
ASSETS:

Federal Funds Sold                              $ 4,629,960   $    39,925       1.15%      $ 8,025,942   $    64,017   1.07%
Interest bearing deposits                           607,299        13,507       2.97           605,128        14,645   3.24
Investment Securities (1) (2)

 U.S. Treasury                                    3,537,691        85,469       3.17                 -             -
 U.S. Agency                                      8,780,810       236,774       3.54        11,349,622       319,007   3.76
 Mortgage-backed securities                       3,101,206        91,964       3.90         2,748,656        76,041   3.70
 Tax exempt securities                            3,362,437       130,419       5.10         2,631,717        95,295   4.84
 Other                                              932,775        26,289       3.70           429,463        16,503   5.14
                                                -----------   -----------       ----       -----------   -----------   ----
  Total investment securities                    19,714,919       570,915       3.80        17,159,458       506,846   3.95
                                                -----------   -----------       ----       -----------   -----------   ----
Loans:

 Commercial                                       8,798,947       466,848       7.09         6,183,865       383,668   8.30
 Mortgage                                        37,591,912     1,611,876       5.73        25,127,873     1,173,220   6.24
 Installment                                     20,094,395       822,960       5.47        17,774,440       823,442   6.19
                                                 ----------    ----------       ----        ----------     ---------   ----
  Total gross loans                              66,485,254     2,901,684       5.83        49,086,178     2,380,330   6.48
Allowance for loan losses                           620,561                                    458,573
                                                -----------   -----------       ----       -----------   -----------   ----
  Total loans, net of allowance                  65,864,693     2,901,684       5.88        48,627,605     2,380,330   6.54
                                                -----------   -----------       ----       -----------   -----------   ----
Total interest-earning assets                    90,816,871     3,526,031       5.17        74,418,133     2,965,838   5.33
                                                -----------   -----------       ----       -----------   -----------   ----
Noninterest-bearing cash                          2,422,155                                  2,069,010
Premises and equipment                            2,276,629                                  2,099,619
Other assets                                      1,122,665                                  1,103,454
                                                -----------   -----------       ----       -----------   -----------   ----
  Total Assets                                  $96,638,320   $ 3,526,031       4.86%      $79,690,216   $ 2,965,838   4.98%
                                                -----------   -----------       ----       -----------   -----------   ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits

 Savings and Now deposits                       $10,994,744   $    40,431       0.49%       12,499,427   $    52,524   0.56%
 Money market and super NOW                      16,605,322        56,852       0.46        12,107,766        52,653   0.58
 Other time deposits                             29,610,300       584,897       2.64        26,570,051       728,887   3.67
                                                -----------   -----------       ----       -----------   -----------   ----
  Total interest-bearing deposits                57,210,366       682,180       1.59        51,177,244       834,064   2.18
 Borrowed funds                                   5,811,491       169,262       3.89         4,049,451       146,134   4.82
                                                -----------   -----------       ----       -----------   -----------   ----
Total interest-bearing liabilities               63,021,857       851,442       1.80        55,226,695       980,198   2.37
Non interest-bearing deposits                    20,432,017                                 15,521,909
                                                -----------   -----------       ----       -----------   -----------   ----
                                                 83,453,874       851,442       1.36        70,748,604       980,198   1.85
Other liabilities                                   373,880                                    838,913
Stockholders' equity                             12,810,566                                  8,102,699
                                                -----------                                -----------
   Total liabilities and stockholders' equity   $96,638,320                                $79,690,216
                                                ===========                                ===========
NET INTEREST SPREAD                                                             3.37%                                  2.96%
                                                              -----------                                -----------
NET INTEREST INCOME                                           $ 2,674,589       3.92%                    $ 1,985,640   3.57%
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

                          RATE/VOLUME VARIANCE ANALYSIS

                                  Nine months ended September 30,
                                      2004 compared to 2003
                                         Variance due to:
                                 Total         Rate       Volume
                               ---------    ---------    ---------
EARNING ASSETS:

Federal Funds Sold             $ (24,092)       5,171    $ (29,263)
Interest bearing deposits         (1,138)      (1,189)          51
Investment Securities
 U.S. Treasury                    85,469            -       85,469
 U.S. Agency                     (82,233)     (16,892)     (65,341)
 Mortgage backed                  15,923        4,721       11,202
 Tax exempt securities            35,124        5,694       29,430
 Other                             9,786       (3,074)      12,860
Loans:                                 -
 Commercial                       83,180      (70,862)     154,042
 Mortgage                        438,656     (138,137)     576,793
 Installment                        (482)      (3,759)       3,277
                               ---------    ---------    ---------
  Total interest revenue (1)     560,193     (218,327)     778,520
                               ---------    ---------    ---------
INTEREST-BEARING LIABILITIES

 Savings and NOW deposits        (12,093)      (7,430)      (4,663)
 Money market and supernow         4,199       (9,070)      13,269
 Other time deposits            (143,990)    (239,939)      95,949
 Other borrowed funds             23,128      (13,951)      37,079
                               ---------    ---------    ---------
  Total interest expense        (128,756)    (270,390)     141,634
                               ---------    ---------    ---------
NET INTEREST INCOME            $ 688,949    $  52,063    $ 636,886
                               =========    =========    =========

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

      The provision for loan losses increased $37,000 or 77.08% to $85,000 for the three months ended September 30, 2004 versus $48,000 for the three months ended September 30, 2003. During the quarter, we increased the provision for loan losses due to growth in mortgage and commercial loans.

      The provision for loan losses was $175,000 for the nine months ended September 30, 2004, as compared to $126,000 for the nine months ended September 30, 2003, an increase of $49,000 or 38.89%. The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio.

      We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commissions SAB No. 102, Loan Loss Allowance Methodology and Documentation; and the Federal Financial Institutions Examination Council's Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.

      We base the evaluation of the adequacy of the allowance for loan losses upon loan categories. We categorize loans as installment and other consumer loans (other than boat loans), boat loans, mortgage loans (commercial real estate, residential real estate and real estate construction) and commercial loans. We apply loss ratios to each category of loans other than commercial loans (including letters of credit and unused commitments). We further divide commercial loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts. We evaluate delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral separately and assign loss amounts based upon the evaluation.

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

      We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management's estimation increase the risk inherent in the category. If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category. For all periods presented, there were no specific adjustments made for concentrations of credit or economic considerations. We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At September 30, 2004, we had one impaired loan with an outstanding balance of $33,446 and allocated the appropriate allowance.

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

      The allowance for loan losses represents 0.94% of gross loans at September 30, 2004 and 0.91% of gross loans at December 31, 2003. Old Line Bank has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

      The following table represents an analysis of the allowance for loan losses for the periods indicated:


                                                       NINE MONTHS ENDED                 YEAR ENDED
                                                           SEPTEMBER                     DECEMBER 31,
                                                    2004                2003                 2003
Balance, beginning of period                     $ 547,690           $ 389,553           $ 389,553
Provision for loan losses                          175,000             126,000             162,000
                                                 ---------           ---------           ---------
Chargeoffs:
  Commercial                                             -                   -                   -
  Mortgage                                               -                   -                   -
  Consumer                                         (18,409)             (4,039)            (16,554)
                                                 ---------           ---------           ---------
Total chargeoffs                                   (18,409)             (4,039)            (16,554)
Recoveries:
  Commercial                                             -                   -                   -
  Mortgage                                               -                   -                   -
  Consumer                                          16,113              12,617              12,691
                                                 ---------           ---------           ---------
Total recoveries                                    16,113              12,617              12,691
                                                 ---------           ---------           ---------
Net chargeoffs                                      (2,296)              8,578              (3,863)
Balance, end of period                           $ 720,394           $ 524,131           $ 547,690
                                                 =========           =========           =========
Allowance for loan losses to gross loans              0.94%               0.89%               0.91%
Ratio of net-chargeoffs during period to
average loans outstanding during period             (0.003%)             0.018%             (0.007%)

      The following table provides a breakdown of the allowance for loan losses.

                               ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                               SEPTEMBER 30,                            DECEMBER 31,
                                               -------------                            ------------
                                     2004                        2003                      2003
                                     ----                        ----                      ----
                                          % OF LOANS                 % OF LOANS                 % OF LOANS
                                           IN EACH                     IN EACH                    IN EACH
                           AMOUNT         CATEGORY       AMOUNT       CATEGORY    AMOUNT         CATEGORY
                           ------         --------       ------       --------    ------         --------
Installment & others       $  7,550         0.81%     $  12,043         1.63%       9,840            1.29%
Boat                        150,858        27.05        137,317        30.98      141,826           31.04
Mortgage                    362,163        58.10        282,189        56.19      278,329           53.89
Commercial                  199,823        14.04         92,582        11.20      117,695           13.78
                           --------       ------      ---------       ------    ---------          ------
TOTAL                      $720,394       100.00%     $ 524,131       100.00%   $ 547,690          100.00
                           ========       ======      =========       ======    =========          ======

      NON-INTEREST REVENUE

      Three months ended September 30, 2004 compared to three months ended September 30, 2003


      Non-interest revenue for the three months ended September 30, 2004 and September 30, 2003 included primarily construction loan fees, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. Non-interest revenue totaled $196,083 for the three months ended September 30, 2004, an increase of $71,473 or 57.36% over the 2003 amount of $124,610. The increase was primarily because of a $68,880 or 111.78% increase in other fees and commissions during the period. Other fees and commissions consists of construction loan fees, broker/origination fees, other loan fees and letter of credit fees. Other loan fees increased $130,494 to $144,344 for the three months ended September 30, 2004 compared to $13,850 for the three months ended September 30, 2003. This increase was primarily due to the increase in the dollar value of commitments accepted by customers during the period. Letter of credit fees increased $6,290 due to an increase in the dollar value of letters of credit issued. A $17,038 decline in construction loan fees during the period and $75,301 decline in broker/origination fees offset these increases. Construction loan fees declined because the builders that are our customers started construction of fewer homes during the period. Broker fees declined because fewer individuals refinanced their residences through us during the period. We anticipate we will continue to improve fee income during the year due to the addition of new customer relationships unless there is a significant rise in interest rates that may cause a curtailment in credit requests.

      Nine months ended September 30, 2004 compared to nine months ended September 30, 2003


      Non-interest revenue for the nine months ended September 30, 2004 included primarily construction loan fees, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. Total non-interest revenue increased $30,419 or 6.29% to $499,270 at September 30, 2004 from $468,851 at
September 30, 2003. The increase was primarily because of an $111,506 or 55.20% increase in other fees and commissions during the period offset by an $88,359 decline in gain on disposal of assets. Other fees and commissions consists of construction loan fees, broker/origination fees, other loan fees and letter of credit fees. Other loan fees increased $144,344 to $185,055 for the nine months ended September 30, 2004 compared to $40,711 for the nine months ended September 30, 2003. This increase was due to the increase in the dollar value and number of commitments accepted by customers during the period. Letter of credit fees increased $19,293 due to an increase in the dollar value of letters of credit issued. Construction loan fees increased $13,028 to $79,969 at September 30, 2004 from $66,941 at September 30, 2004. This increase occurred because of the establishment of new relationships with local builders and an increase in new constructions by these builders. A $65,807 decline in broker fees offset these increases. Broker fees declined because fewer individuals refinanced their residences through us during the period. During the period ended September 30, 2003, we sold securities with total gains of $88,359 and we sold no securities and recorded no gains for the period ended September 30, 2004. We anticipate we will continue to improve fee income during the year due to the addition of new customer relationships unless there is a significant rise in interest rates that may cause a curtailment in credit requests.

      NON-INTEREST EXPENSE

      Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Non-interest expense for the three months ended September 30, 2004 increased $39,862 or 5.87% to $719,181 compared to $679,319 at September 30, 2003. Salaries and benefit expenses increased $49,546 during the period because we hired a new credit officer in March 2004, a new branch manager in September 2004 and changed our method of accruing annual bonus payments in September 2003. Other operating expenses decreased $9,440. Because of continued growth in the loan portfolio and deposits, we expect that we will hire an additional loan officer during the next six months. We expect this to increase salary expense and employee benefits.

      Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Non-interest expense for the nine months ended September 30, 2004 was $2.1 million versus $1.8 million for the same period in 2003. The $265,307 or 14.66% increase was attributable to an $11,907 increase in data processing costs and other operating expenses. The increase in data processing occurred because of an increased volume of customers and new services we began offering. Other operating expenses increased $86,150 to $528,450 from $442,300 because of expenses associated with SEC and public filings, and Nasdaq fees incurred by the holding company that we did not have in 2003. Additionally, we incurred a $25,000 expense that represented the deductible on Old Line Bank's robbery insurance policy because of a robbery in June. Salary and benefit expenses were $165,137 higher due to the hiring of a new lending officer in March 2003, a new credit officer in March 2004, a new branch manager in September 2004, annual payroll increases and a change in our method of accruing for annual bonus payments. Although these bonus payments remain discretionary, in September 2003, we began accruing for this annual expense on a twelve month basis. Historically, we had accrued for these bonuses during the last quarter of the year. During the nine month period ended September 30, 2004, we incurred approximately $22,570 in expenses associated with filing fees and Nasdaq listing fees for the holding company (included in other operating expenses). Old Line Bancshares, Inc. did not exist until the quarter ended September 30, 2003 and therefore, did not incur similar expenses during 2003.

      INCOME TAXES

      Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Income tax expense was $117,432 (32.92%) of pre-tax income for the three months ended September 30, 2004 as compared to $28,884 (27.48%) for the three months ended September 30, 2003.

      Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Income tax expense was $296,950 (34.25%) of pre-tax income for the nine months ended September 30, 2004 as compared to $156,024 (31.59% of pre-tax net income) for the same period in 2003.

      NET INCOME

      Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Net income increased $163,054 or 213.91% to $239,281 for the three months ended September 30, 2004 compared to $76,227 for the three months ended September 30, 2003. Earnings per share increased for the three months to $0.13 basic and diluted for the three months ended September 30, 2004 from $0.04 basic and diluted for the three months ended September 30, 2003 because of the increase in net income. The $163,054 increase in net income was due to the $219,991 increase in net interest income after provision for loan losses, the $71,473 increase in non-interest revenue offset by the $39,862 increase in non-interest expenses and the $88,548 increase in income taxes.

      Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Net income was $569,982 or $0.32 basic and diluted earnings per common share for the nine month period ending September 30, 2004, an increase of $232,101 or 68.69% compared to net income of $337,881 or $0.27 basic and diluted earnings per common share for the same period in 2003. The increase in net income was the result of a $607,915 increase in net interest income after provision for loan losses, and a $30,514 increase in non-interest revenue offset by a $265,307 increase in non-interest expense and a $140,926 increase in income tax expense for the period as compared to the same period in 2003. Earnings per share increased because of the $232,101 increase in net income.

ANALYSIS OF FINANCIAL CONDITION

      INVESTMENT SECURITIES

      Old Line Bank's portfolio consists primarily of U.S. Treasury securities, U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying Old Line Bank's earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify the majority (88.17%) of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders' equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. Old Line Bank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

      The investment portfolio at September 30, 2004 amounted to $18.6 million, a decrease of $557,605, or 2.91%, from the amount at December 31, 2003. The decrease in the investment portfolio occurred because some of these assets matured or were called and we deployed the proceeds into loans and federal funds for future loan fundings. The carrying value of available for sale securities includes unrealized depreciation of $43,285 at September 30, 2004 (reflected as unrealized depreciation of $27,723 in stockholders' equity after deferred taxes) as compared to net unrealized depreciation of $109,732 ($69,914 net of taxes) as of December 31, 2003. In general, this increase in unrealized depreciation was a result of rising interest rates, the maturity of securities or the fact that some of the securities were called.

      INVESTMENT IN POINTER RIDGE LLC

      On July 22, 2004, the Old Line Bancshares, Inc. executed an Operating Agreement as a member with unaffiliated parties and Chesapeake Custom Homes, LLC, as members, and Chesapeake Pointer Ridge Manager, LLC, as manager, to establish Pointer Ridge Office Investment, LLC ("Pointer Ridge"). The members' ownership of Pointer Ridge is as follows:

Unaffiliated parties                                        25.0%
Lucente Enterprises, Inc.                                   12.5%
Chesapeake Custom Homes, LLC                                12.5%
Old Line Bancshares, Inc.                                   50.0%

      Mr. Frank Lucente, Vice Chairman and a member of the Board of Directors of Old Line Bancshares, Inc., is the President and majority owner of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, LLC and Chesapeake Pointer Ridge Manager, LLC.

      The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge intends to acquire the property and construct a commercial office building containing approximately 40,000 square feet. Old Line Bancshares, Inc. plans to lease approximately 50% of this building for its main office (moving its existing main office from Waldorf, Maryland) and a branch of Old Line Bank. On August 26, 2004, Old Line Bancshares, Inc. transferred its initial $550,000 capital contribution to Pointer Ridge. We believe Old Line Bancshares, Inc. will incur an increase in non-interest revenue from lease income from Pointer Ridge and an increase in non-interest expense caused by the increase in the main office's occupancy expense. Old Line Bank plans to maintain the branch currently located at its Waldorf headquarters. We also plan to identify and execute leases with tenant(s) for the remaining Waldorf office space that we currently occupy as our main office. We anticipate these changes will cause a modest negative impact on net income. We anticipate moving to our new headquarters in the fourth quarter of 2005.

      LOAN PORTFOLIO

      The loan portfolio, net of allowance, unearned fees and origination costs increased $16.6 million or 27.90% to $76.1 million at September 30, 2004 from $59.5 million at December 31, 2003. This growth was attributable to increased business development efforts as well as our ability to retain a higher dollar amount of loans. Commercial business loans increased by $2.4 million (28.92%), commercial real estate loans (generally owner-occupied) increased by $5.3 million (19.70%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $4.1 million (113%), real estate construction loans increased by $2.8 million (156%) and installment loans increased by $1.9 million (9.79%) from their respective balances at December 31, 2003.

      Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank's loan customers are generally located in the greater Washington, D.C. metropolitan area.

      During the period, our increased business development efforts have allowed Old Line Bank to establish several new customer relationships and expand existing relationships. Considering our current backlog of approved loans, we anticipate that loan growth will continue during the fourth quarter, albeit at a slower rate of growth than in the third quarter.

      The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

                                 LOAN PORTFOLIO
                             (Dollars in thousands)

                                          September 30,               December 31,
                                             2004                 %       2003                 %
Real Estate
    Commercial                             $ 32,167            42.03      $  26,859           44.87
    Construction                              4,567             5.97          1,762            2.94
    Residential                               7,730            10.10          3,641            6.08
Commercial                                   10,743            14.04          8,251           13.78
Installment                                  21,317            27.86         19,355           32.33
                                           --------           ------      ---------          ------
                                             76,524           100.00         59,868          100.00
                                           --------           ------      ---------          ------
Allowance for loan losses                       720                             547
Net deferred loan fees and (costs)             (308)                           (197)
                                           --------                       ---------
                                                412                             350
                                           --------                       ---------
                                           $ 76,112                       $  59,518
                                           ========                       =========

      ASSET QUALITY

      Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in Old Line Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. Old Line Bank recognizes interest on non-accrual loans only when received

      As of September 30, 2004, Old Line Bank had one loan on non-accrual status with an outstanding principal balance of $33,446 versus none at December 31, 2003. Old Line Bank has received payments on the loan subsequent to September 30, 2004 and it currently has a principal balance of $21,266. We anticipate we will collect most, if not all, of this balance. We have allocated a sufficient reserve for any potential loss on this loan. As of September 30, 2004 and December 31, 2003, Old Line Bank had no accruing loans past due more than 90 days.

      We classify any property acquired as a result of foreclosure on a mortgage loan as "real estate owned" and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. At September 30, 2004 and December 31, 2003, Old Line Bank held no real estate acquired as a result of foreclosure.

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

      At September 30, 2004, we had one impaired loan with a balance of $33,446 compared to none at December 31, 2003.

      DEPOSITS

      We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. At September 30, 2004, the deposit portfolio had grown to $89.6 million, a $20.3 million or 29.29% increase over the December 31, 2003 level of $69.3 million. We have seen growth in several key categories over the period. Demand deposits, money market and certificates of deposit, savings and real estate settlement accounts have all grown while NOW accounts have declined. Our deposit base expanded due to increased commercial relationships.

      As a general practice, we do not purchase brokered deposits. During the periods reported, we had no brokered deposits. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

      BORROWINGS

      Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $8.5 million as of September 30, 2004. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of $16.3 million at September 30, 2004 of which we have borrowed $6 million as outlined below. At September 30, 2004, Old Line Bank had nothing outstanding in overnight federal funds. As of September 30, 2004, Old Line Bank had borrowed $6.0 million from the Federal Home Loan Bank. Old Line Bank borrowed $4.0 million of the $6.0 million in January 2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. In February 2004, Old Line Bank borrowed an additional $2 million from the Federal Home Loan Bank, Old Line Bank pays interest only, currently at 1.79%, and must repay the $2.0 million in February 2009. Old Line Bank may not prepay the loans prior to maturity without incurring a significant prepayment penalty. These facilities have variable interest rates that are subject to adjustments on the 2 or 5 year anniversary.

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

      Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of September 30, 2004, we had $2.9 million in cash and due from banks and $7.1 million in federal funds sold and other overnight investments compared to $2.5 million in cash and due from banks and $4.0 million in Federal Funds sold at December 31, 2003.

      Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank's inability to meet anticipated or unexpected liquidity needs.

      CAPITAL

      Our stockholders' equity amounted to $13.4 million at September 30, 2004 and $12.8 million at December 31, 2003. We are considered "well capitalized" under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders' equity increased during the period as a result of net income of $569,982, the $83,522 in proceeds after tax adjustment for stock options exercised less the $159,741 dividends paid in March, June and September and the $43,191 appreciation in securities.

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

      Outstanding loan commitments and lines and letters of credit at September 30, 2004 and December 31, 2003 are as follows:

                                                               September 30,    December 31,
                                                                    2004            2003
                                                               -------------    ------------
                                                                  (DOLLARS IN THOUSANDS)
Commitments to extend credit and available credit lines:
  Commercial                                                   $   3,037       $   1,395
  Real estate-undisbursed development and construction             9,166           3,931
  Real estate-undisbursed home equity lines of credit              3,536           2,686
                                                               ---------       ---------
                                                               $  15,739       $   8,012
                                                               =========       =========
Standby letters of credit                                      $   1,615       $     317
                                                               =========       =========

      We are not aware of any loss we would incur by funding our commitments or lines of credit. Commitments for real estate development and construction, which totaled $9.2 million, or 58.60% of the $15.7 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

RECONCILIATION OF NON-GAAP MEASURES

      Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.

                      NINE MONTHS ENDED SEPTEMBER 30, 2004

                                      Federal Funds     Investment       Interest       Total       Net Interest     Net Interest
                                           Sold         Securities   Earning Assets     Assets          Income         Spread
GAAP Interest income                  $    39,544     $ 507,629      $   3,462,364   $  3,462,364   $   2,610,922
Tax Equivalent adjustment                     381        63,286             63,667         63,667          63,667
                                      -----------     ---------      -------------   ------------   -------------
Tax Equivalent interest income        $    39,925     $ 570,915      $   3,526,031   $  3,526,031   $   2,674,589
                                      ===========     =========      =============   ============   =============
GAAP Interest yield                          1.14%         3.38%             5.08%           4.77%           3.83%       3.28%
Taxable Equivalent adjustment                0.01%         0.42%             0.09%           0.09%           0.09%       0.09%
                                      -----------     ---------      -------------   ------------   -------------        ----
Tax Equivalent interest yield                1.15%         3.80%             5.17%           4.86%           3.92%       3.37%
                                      ===========     =========      =============   ============   =============        ====

                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                      Federal Funds     Investment       Interest       Total       Net Interest    Net Interest
                                           Sold         Securities   Earning Assets     Assets          Income         Spread
GAAP Interest income                  $    64,017     $ 475,212      $   2,934,204   $  2,934,204   $   1,954,007
Tax Equivalent adjustment                       -        31,634             31,634         31,634          31,633
                                      -----------     ---------      -------------   ------------   -------------
Tax Equivalent interest income        $    64,017     $ 506,846      $   2,965,838   $  2,965,838   $   1,985,640
                                      ===========     =========      =============   ============   =============
GAAP Interest yield                          1.07%         3.70%              5.27%          4.92%           3.51%       2.90%
Taxable Equivalent adjustment                0.00%         0.25%              0.06%          0.06%           0.06%       0.06%
                                      -----------     ---------      -------------   ------------   -------------        ----
Tax Equivalent interest yield                1.07%         3.95%              5.33%          4.98%           3.57%       2.96%
                                      ===========     =========      =============   ============   =============        ----

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

      In addition, there were no changes in Old Line Bancshares, Inc.'s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.'s internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities and Use of Proceeds.

            None.

Item 3.     Defaults Upon Senior Securities.

            Not applicable.

Item 4.     Submission of Matters to a Vote of Securities Holders.

            Not applicable

Item 5.     Other Information.

            Not applicable.

Item  6.    Exhibits

            (a)   Exhibits.

            10.1 Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank.

            10.2 Operating Agreement For Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC.

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

                            Old Line Bancshares, Inc.

Date: November 8, 2004      By: /s/ James W. Cornelsen
                                ---------------------------------
                                James W. Cornelsen, President
                                (Principal Executive Officer)

Date: November 8, 2004      By: /s/ Christine M. Rush
                                ------------------------------------------------
                                Christine M. Rush, Chief Financial Officer
                                (Principal Accounting and Financial Officer)