Form 10KSB
period 2004-12-31
OLD LINE BANCSHARES INC
filed 2005-03-28
CIK 1253317

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

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

                     2995 Crain Highway, Waldorf, Md. 20601
               (Address of principal executive offices)(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $5,444,056.

The aggregate market value of the common equity held by non-affiliates was $18,773,201 as of February 25, 2005, based on a sales price of $13.50 per share of Common Stock, which is the sales price at which the Common Stock was last traded on February 25, 2005 as reported by the Nasdaq SmallCap Market.

The number of shares outstanding of the issuer's Common Stock was 1,783,894.5 as of March 21, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):
                                                      Yes [ ] No [X]

                            OLD LINE BANCSHARES, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                                  PAGE #
PART I

Item 1.      Description of Business............................................     1
Item 2.      Description of Property............................................    14
Item 3.      Legal Proceedings..................................................    15
Item 4.      Submission of Matters to a Vote of Security Holders................    15

PART II

Item 5.      Market for Common Equity and Related Stock Matters.................    15
Item 6.      Management's Discussion and Analysis of Financial Condition
             And Results of Operations..........................................    18
Item 7.      Financial Statements...............................................    42
             Report of Independent Registered Public Accounting Firm
             Consolidated Balance Sheets December 31, 2004, 2003 and 2002
             Consolidated Statements of Income for the years ended
             December 31, 2004, 2003 and 2002
             Consolidated Statement of Changes in Stockholders' Equity
             For the years ended December 31, 2002, 2003 and 2004
             Consolidated Statements of Cash Flows For the years ended
             December 31, 2004, 2003 and 2002
             Notes to Consolidated Financial Statements
Item 8.      Changes in and Disagreements with Accountants on Accounting
             And Financial Disclosure...........................................    70
Item 8A.     Controls and Procedures............................................    70
Item 8B.     Other Information..................................................    70

PART III

Item 9.      Directors, Executive Officers, Promoters, Control Persons,
             Compliance with Section 16 (a) of the Exchange Act.................    70
Item 10.     Executive Compensation.............................................    70
Item 11.     Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters........................................    70
Item 12.     Certain Relationships and Related Transactions.....................    71
Item 13.     Exhibits and Reports on Form 8-K...................................    71
Item 14.     Principal Accountant Fees and Services.............................    72

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                      BUSINESS OF OLD LINE BANCSHARES, INC.

      Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.

      On May 22, 2003, the stockholders of Old Line Bank approved the reorganization of Old Line Bank into a holding company structure. The reorganization became effective at 12:01 a.m. on September 15, 2003. In connection with the reorganization, (i) Old Line Bank became a wholly-owned subsidiary of Old Line Bancshares, Inc., and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock was converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock became the holders of all the outstanding shares of Old Line Bancshares, Inc. common stock.

      The primary business of Old Line Bancshares, Inc. is owning all of the capital stock of Old Line Bank. Old Line Bancshares also has a $550,000 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment ("Pointer Ridge"). Old Line Bancshares, Inc. owns 50% of Pointer Ridge. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls twenty five percent of Pointer Ridge and controls the manager of Pointer Ridge. See "Item 11-Security Ownership of Certain Beneficial Owners and Management related Stockholder Matters". The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and plans to construct a commercial office building containing approximately 40,000 square feet. Old Line Bancshares, Inc. plans to lease approximately 50% of this building for its main office (moving its existing main office from Waldorf, Maryland) and a branch of Old Line Bank.

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

      In June 2003, Old Line Bank completed a public offering of 299,000 shares of common stock at an offering price of $25 per share. The $6.9 million in net offering proceeds provided Old Line Bank the capital necessary to retain higher percentages of loans that it previously participated to other financial institutions. It also allowed Old Line Bank to maintain its well capitalized status with the bank regulatory authorities. We have also used these funds for expansion efforts as described below and investing in Pointer Ridge as outlined above.

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

      Old Line Bank converted from a national bank to a Maryland-chartered trust company to reduce certain federal supervisory and application fees that were then applicable to Old Line National Bank and to have a local primary regulator. Prior to the conversion, Old Line Bank's primary regulator was the Office of the Comptroller of the Currency. Currently, Old Line Bank's primary regulator is the Maryland Commissioner of Financial Regulation.

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

      A critical component of our strategic plan and future growth is Prince George's County. Prince George's County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. All of the regions national and international airports are less than an hour away, as is Baltimore. We currently have two branch locations in Prince George's County including our newest branch, which opened in 2002. In the first quarter of 2006, we expect to move our headquarters location from Waldorf, Maryland to the Pointer Ridge location in Bowie, Maryland in Prince George's County. We also plan to establish a new branch at the Pointer Ridge location.

      We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. We anticipate we will continue to expand in Prince George's and Charles counties and in contiguous northern and western counties, such as Montgomery County, Maryland and Anne Arundel County, Maryland. We also plan to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. We may purchase branches that other banks close or lease branch space from other banks. Additionally, we will pursue key market locations for new branch facilities. We currently have no specific plans regarding acquisitions of existing financial institutions or branches thereof.

      As part of our expansion efforts, in July 2004, Old Line Bank executed a lease and applied to regulatory authorities to open a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County, approximately 10 miles north of the anticipated new Bowie, Maryland main office. In August 2004, we received regulatory authority to open the branch in Crofton, Maryland. We anticipate that construction of the building in which we will locate the branch will begin during the second or third quarter of 2005. We expect the branch will open in the fourth quarter of 2005 or the first quarter of 2006, although the lease and the branch are subject to completion of construction.

      We intend to use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, telephone banking and Internet banking with on line account access. We will continue to evaluate cost effective ways that technology can enhance our management, products and services.

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

      Commercial Business Lending. Our commercial business lending consists of lines of credit, revolving credit facilities, accounts receivable financing, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. We originate commercial loans for any business purpose including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at Old Line Bank.

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

      Commercial Real Estate Lending. We finance commercial real estate for our clients, usually for owner occupied properties. We generally will finance owner-occupied commercial real estate at a maximum loan - to-value of 80%. Our underwriting policies and processes focus on the clients' ability to repay the loan as well as an assessment of the underlying real estate. We originate commercial real estate loans on a fixed rate or adjustable rate basis. Usually, these rates adjust during a three, five or seven year time period based on the then current treasury or prime rate index. Repayment terms include amortization schedules ranging from three years to a maximum of 25 years with principal and interest payments due monthly and with all remaining principal due at maturity.

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

      Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or home under construction, which is estimated prior to the completion of the home. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property. We generally only offer real estate construction financing to experienced builders and individuals who have demonstrated the ability to obtain a permanent loan "take-out." We also perform a complete analysis of the borrower and the home under construction. This analysis includes a review of the cost to construct, the borrower's ability to obtain a permanent "take out," the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion basis. We inspect each project as needed prior to advancing funds during the term of the construction loan.

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

      Consumer Installment Lending. We offer various types of secured and unsecured consumer loans. A primary aspect of our consumer lending is our financing for luxury boat purchases ($20.8 million or 97.20% of the consumer loans, excluding consumer real estate, and 25.40% of gross loans at December 31,
2004). Our average loan in the luxury boat loan category is approximately $150,000, with an 18 year term and a fixed interest rate. Our internal analysis and industry statistics indicate that the average life of these loans is approximately 42 months as the purchaser either trades or sells the vessel. These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets. Further, payment on these loans depends on the borrower's continuing financial stability. Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower's ability to pay. To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans. As a general guideline, the individuals' debt service should not exceed 36% of their gross income, they must own their home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%. To ascertain value, we generally receive a survey of the boat from a qualified surveyor and/or a current purchase agreement and compare the determined value to published industry values. The majority of these boats are United States Coast Guard documented vessels and we obtain a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title. As a result of these stringent guidelines, this segment of our portfolio has experienced minimal delinquency. Since inception of the portfolio in 1997, only two accounts have experienced 30-day delinquency with total losses in the portfolio of $20,000 from one account.

      Since inception and currently, boat loans have originated from brokers and Old Line Bank has paid a fee to the broker for the origination. In 2005, we plan to establish a boat brokerage division within Old Line Bank. This division will originate boat loans for Old Line Bank as well as for sale to other lenders. Old Line Bank does not plan to increase its purchases of boat loans with the establishment of this division. Old Line Bank does expect that it will increase its fee income because of boat loan sales this division originates.

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

      Lending Limit. As of December 31, 2004, our legal lending limit for loans to one borrower was approximately $2,049,000. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.

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

OTHER BANKING PRODUCTS

      We offer our customers safe deposit boxes, wire transfer services, debit cards, ATM machines at three of our branch locations and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers. With our Internet banking service, our customers may view their accounts on-line and electronically remit bill payments. Our commercial account services include direct deposit of payroll for our commercial clients' employees and an overnight sweep service.

DEPOSIT ACTIVITIES

      Deposits are the major source of our funding. We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

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

EMPLOYEES

      As of February 25, 2005, Old Line Bank had 33 full time and 3 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good. Old Line Bancshares, Inc. has no employees.

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

      Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund;
(viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

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

      We have entered into banking transactions with our directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws.

LOANS TO ONE BORROWER

      Old Line Bank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of Old Line Bank's unimpaired capital and surplus.

LIQUIDITY

      Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2004, amounts in transaction accounts above $7,000,000 and up to $47,600,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $47,600,000 require reserves of $1,218,000 plus 10 percent of the amount in excess of $47,600,000. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. Old Line Bank is in compliance with its reserve requirements.

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

      THE MARKET VALUE OF OUR INVESTMENTS COULD NEGATIVELY IMPACT STOCKHOLDERS' EQUITY. Approximately 87.63% of our securities investment portfolio at December 31, 2004 has been designated as available for sale pursuant to Statement of Financial Accounting Standards (SFAS) No. 115 relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be "marked to market" and reflected as a separate item in stockholders' equity, net of tax. Also, at December 31, 2004, we maintained approximately 13.75% of total assets in securities available for sale. If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders' equity.

      BECAUSE OLD LINE BANK SERVES A LIMITED MARKET AREA IN MARYLAND, WE COULD BE MORE ADVERSELY AFFECTED BY AN ECONOMIC DOWNTURN IN OUR MARKET AREA THAN OUR LARGER COMPETITORS THAT ARE MORE GEOGRAPHICALLY DIVERSE. Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George's and Charles. We anticipate expanding in these counties and in contiguous northern and western counties, such as Montgomery County, Maryland and Anne Arundel County, Maryland. However, broad geographic diversification is not currently part of our community bank focus. As a result, if our market area suffers an economic downturn, our business and financial condition may be more severely affected by such circumstances. Our larger bank competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.

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

ITEM 2. DESCRIPTION OF PROPERTY

      We acquired our headquarters, which is a full service banking branch and office facility located at 2995 Crain Highway in Waldorf, Maryland, in 1998 for $750,000, renovated the space at a cost of approximately $716,000, and moved our main office into it from our branch office located at 12080 Old Line Centre in Waldorf, Maryland. As an accommodation to the seller, we purchased this facility subject to a 99-year lease that we have paid in full. In 2004, we exercised the option to purchase the facility for $1.00.

      We continue to maintain a branch operation at the Old Line Centre location, and have done so since 1989. The lease, which commenced in August 1999, is a ten-year lease with two, five-year options. Payment terms on the lease are "triple net," at $4,633 monthly with 1.5% annual increases.

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

      In the fourth quarter of 2005 or the first quarter of 2006, Old Line Bank plans to open a new branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton, Maryland. On July 7, 2004, Old Line Bank executed a lease agreement with Ridgley I, LLC, an unrelated entity, to lease 2,420 square feet of office space for a period of 10 years with three additional renewals for terms of 5 years. The lease commences 120 days after the landlord completes construction or the day Old Line Bank opens for business, whichever is sooner. Payment terms on the lease are $6,353 monthly with 2.5% annual increases. In addition to the monthly rent, we will pay any increase in taxes during the term of the lease and utilities. We expect construction of the building in which the branch will be located to begin in the third or fourth quarter of 2005.

      In the first quarter of 2006, we plan to move our main office facility from Waldorf, Maryland to the intersection of Pointer Ridge Road and U.S. Route 301 in Bowie, Maryland in Prince George's County and to establish a branch in this facility. Pointer Ridge Office Investment, LLC, an entity 50% owned by us and in which we currently have a $550,000 investment, owns this property. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. See "Item-11-Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters." Pointer Ridge has acquired the property and plans to construct a commercial office building containing approximately 40,000 square feet. We plan to lease approximately 50% of this building for our main office and a branch of Old Line Bank.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, Old Line Bancshares, Inc. or Old Line Bank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2004, we had no material pending legal matters or litigation for Old Line Bank or Old Line Bancshares, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

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

                                          SALE PRICE RANGE
                                         ------------------
                                         HIGH           LOW
                                         ----           ---
2003
First Quarter                           $ 6.50         $5.80
Second Quarter                            9.08          5.95
Third Quarter                            10.17          9.15
Fourth Quarter                           11.60          9.70

2004
First Quarter                           $12.00         10.83
Second Quarter                           11.85          9.06
Third Quarter                            11.50          9.45
Fourth Quarter                           12.55         11.00

      As of December 31, 2004, there were 1,776,394.5 shares of common stock issued and outstanding held by approximately 303 stockholders of record. There were 95,350 shares of common stock issuable on the exercise of outstanding stock options, 84,950 of which were exercisable. There were 5,200 options that are exercisable on December 31, 2005 and 5,200 options that are exercisable on December 31, 2006.

DIVIDENDS

      In February 2003, Old Line Bank paid a dividend of $0.09 per share, adjusted to reflect its one for two stock exchange in June 2002 and the 200% stock dividend paid by Old Line Bancshares, Inc. on October 10, 2003. The 200% stock dividend was paid to meet the listing requirements of the Nasdaq SmallCap Market. In March, June, September and December of 2004, Old Line Bancshares, Inc. paid a dividend of $0.03 per share.

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

              YEAR ENDED DECEMBER 31,                        2004                2003                2002
----------------------------------------------------     -------------       -------------       -------------
                                                             (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
  Interest income                                        $       4,818       $       3,994       $       3,756
  Interest expense                                               1,163               1,259               1,497
  Net interest income                                            3,655               2,735               2,259
  Provision for loan losses                                        220                 162                 144
  Non-interest income                                              626                 601                 472
  Non-interest expense                                           2,806               2,479               2,084
  Income taxes                                                     438                 225                 165
  Net income                                             $         817       $         470       $         338

PER SHARE AND SHARES OUTSTANDING DATA: (1)
  Basic net income                                       $         .46       $         .34       $         .39
  Fully diluted net income                                         .45                 .34                 .39
  Cash dividends declared                                          .12                 .09                 .08
  Book value at period end                               $        7.60       $        7.30       $        6.61
  Shares outstanding, period end                           1,776,394.5         1,756,894.5           859,894.5
  Average shares outstanding, basic                        1,773,197.8         1,363,689.0           859,894.5
  Average shares outstanding, diluted                      1,803,262.8         1,395,300.0           874,069.5

BALANCE SHEET DATA:
  Total assets                                           $     113,569       $      89,536       $      72,245
  Total loans                                                   81,505              59,518              43,059
  Total investment securities                                   17,817              19,185              18,739
  Total deposits                                                88,965              69,325              62,256
  Stockholders' equity                                          13,494              12,828               5,687

PERFORMANCE RATIOS:
  Return on average assets                                         .82%                .58%                .53%
  Return on average equity                                        6.27%               5.12%               6.40%
  Net interest margin                                             3.99%               3.67%               3.78%

ASSET QUALITY RATIOS:
  Allowance to period-end loans                                    .91%                .91%                .90%
  Non-performing assets to total assets                            .00%                .00%                .00%
  Non-performing assets to provision for loan losses               .00%                .00%                .00%

CAPITAL RATIOS:
  Tier I risk-based capital                                       15.4%               19.4%               10.9%
  Total risk-based capital                                        16.3%               20.2%               11.7%
  Leverage capital ratio                                          12.7%               14.7%                7.9%
  Total equity to total assets                                    12.0%               14.4%                7.7%
  Dividend payout ratio for period                               26.09%              17.07%              20.36%

(1) Restated for the effect of the one for two stock exchange in June 2002 and the 200% stock dividend in October 2003.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are pleased to report Old Line Bancshares, Inc. achieved record earnings in 2004 while exceeding $100 million in total assets and maintaining superior asset quality. During the year we accomplished our objectives of improving net income and earnings per share by increasing interest revenue through continued loan growth, by growing core and non-interest bearing deposits and by reducing security, organizational and legal expenses. The following outlines the specifics of our achievements for the year:

   -  We grew net income 73.66% or $346,379 from $470,262 in 2003 to $816,641 in
      2004.

   - We improved earnings per share to $0.46 basic and $0.45 diluted in 2004 from $0.34 basic and diluted in 2003.

   - As a result of the improved earnings, we increased the return on average equity from 5.12% to 6.27%.

   - During the year, we grew net loans by $22.0 million or 36.97% to $81.5 million at December 31, 2004 from $59.5 million at December 31, 2003.

   - We maintained asset quality with no loans past due more than 90 days at December 31, 2004, a ratio of non performing assets to total assets at December 31, 2004 of 0.00%, and a ratio of chargeoffs to average loans outstanding during the period of 0.033% compared to 0.007% for the year ended December 31, 2003.

   - We sustained the loan loss allowance to period end loans at 0.91% at December 31, 2004.

   - In spite of a continued decline in interest rates during the first six months of 2004, we improved the net interest margin to 3.99% in 2004 compared to 3.67% in 2003.

   - We grew deposits $19.7 million or 28.43% to $89.0 million at December 31, 2004 from $69.3 million at December 31, 2003.

   - Without any gain on disposal of assets in 2004 versus a gain of $88,359 in 2003, we grew noninterest revenue $25,058 or 4.17% to $625,799 at December 31, 2004 from $600,741 at December 31, 2003. This increase was primarily a result of an increase in the dollar value of accepted loan commitments.

   - We ended the year with a Tier I risk based capital ratio of 15.4%, a total risk-based capital ratio of 16.3% and a leverage capital ratio of 12.7%, which exceeds regulatory requirements of 4.0%, 8.0% and 4.0%, respectively.

   -  We increased the dividend per share from $0.09 for 2003 to $0.12 for 2004.

   - We executed the lease on our fifth branch location in Crofton, Maryland that we anticipate will open in the fourth quarter of 2005 or first quarter of 2006.

   - We acquired a 50% interest in a real estate investment limited liability company for $550,000. The limited liability company acquired the property located at the intersection of Pointer Ridge Road and U.S. Route 301 in Bowie, Prince George's County, Maryland and intends to build a new 40,000 square foot office building on the property. We plan to lease approximately 50% of this building for our new main office and Old Line Bank's sixth branch location during the first quarter of 2006.

   - We implemented a new commercial account sweep service for our commercial clients that allows them to earn interest daily on excess funds.

   -  We implemented enhanced Internet banking services for our customers.

   - We completed installation of enhanced security systems in each of our branch locations.

   - We began a review of our internal policies and procedures to ensure compliance with Section 404 of Sarbanes/ Oxley.

      Our only significant disappointment during the year was a robbery. Although we completed the installation of enhanced security systems during the year, prior to the installation, we experienced a $25,000 robbery loss that increased non operating expenses above our expectations.

      In order to support continued growth and Old Line Bancshares' corporate infrastructure, in late 2005 or early 2006, we plan to open the Bank's fifth and sixth branch locations and build a new main office. We also expect to establish a boat loan origination division. This division will originate and sell luxury boat loans for a fee. As a result of the new branches and the boat loan division, we anticipate salaries and benefits expenses and other operating expenses will increase during 2005. We anticipate that, over time, income generated from the branches and the boat loan division as well as continued loan growth will more than offset any increase in expenses.

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

      2004 compared to 2003

      Net interest income after provision for loan losses for the year ended December 31, 2004 amounted to $3.4 million, which was $861,445 or 33.47% greater than the 2003 level of $2.6 million.

      Interest income increased from $4.0 million for the year ended December 31, 2003 to $4.8 million for the year ended December 31, 2004. The yield on interest earning assets was 5.23% in 2004, which was eight basis points less than the 2003 level of 5.31%.

      Average loans, net of allowance, were $69.0 million in 2004, compared to $51.2 million in 2003. The related interest income including fees from loans was $4.1 million in 2004, or $796,726 greater than the 2003 level of $3.3 million. The average yield on loans decreased to 5.85% in 2004 from 6.36% in 2003, as a result of the reduction in the prime rate. On December 31, 2002, the prime rate was 4.25%. By December 31, 2003, the prime rate had declined to 4.00% where it remained until July 2004. During this six month period of 2004, interest income and the average yield on the portfolio declined. During the period of July 2004 to December 2004, the prime rate increased to 5.00%. As a result, we began to see improvement in the loan yield, but this improvement was not sufficient to offset the earlier decline. Investment securities and other earning assets, such as federal funds sold, contributed $739,180 to interest income for the year ended December 31, 2004. This represents an increase of $27,181 over the 2003 level of $711,999. This increase was a result of higher average balances maintained in investment securities. These balances derived from the funds received in the equity offering and higher average deposit levels.

      Interest expense for all interest bearing liabilities amounted to $1.2 million in 2004, which was $95,538 lower than the 2003 level of $1.3 million. The cost of interest bearing liabilities was 1.80% in 2004, or 48 basis points lower than the 2003 level of 2.28%. The decrease in interest expense resulted from declining market interest rates exceeding the increase in interest bearing liabilities. Consistent with asset growth, average interest bearing funding sources (deposits and borrowed funds) grew to $64.6 million in 2004, which was $9.5 million greater than the 2003 level of $55.1 million. Average non-interest bearing deposits grew $4.6 million to $21.2 million at December 31, 2004 compared to $16.6 million at December 31, 2003.

      2003 compared to 2002

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

      Average loans, net of allowance, were $51.2 million in 2003, compared to $36.9 million in 2002. The related interest income including fees from loans was $3.3 million in 2003, or $457,717 greater than the 2002 level of $2.8 million. The average yield on loans decreased to 6.36% in 2003 from 7.58% in 2002, as a result of the reduction in the prime rate from 4.75% at December 31, 2001 to 4.00% at December 31, 2003. Investment securities and other earning assets, such as federal funds sold, contributed $711,999 to interest income for the year ended December 31, 2003. This represents a decrease of $219,700 from the 2002 level of $931,699 as a higher level of assets was maintained in lower rate federal funds for future deployment into loan growth and interest rates declined during the period. The yield on earning assets was 5.31% in 2003, which was 97 basis points lower than the 2002 level of 6.28%.

      Interest expense for all interest bearing liabilities amounted to $1.3 million in 2003, which was $238,142 lower than the 2002 level of $1.5 million. The cost of interest bearing liabilities was 2.28% in 2003, or 86 basis points lower than the 2002 level of 3.14%. The decrease in interest expense resulted from declining market interest rates exceeding the increase in interest bearing liabilities. Consistent with asset growth, average funding sources (deposits and borrowed funds) grew to $71.7 million in 2003, which was $13.2 million greater than the 2002 level of $58.5 million.

      As the result of increased recognition in the Prince George's County market and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2005. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our interest earning income, although there is no assurance that this will be the case.

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

                                                               AVERAGE BALANCES, INTEREST AND YIELDS
                                                               -------------------------------------
                                                     2004                           2003                             2002
                                   ------------------------------------------------------------------------------------------------
                                      Average                          Average                         Average
                                      balance     Interest   Yield     balance    Interest   Yield     balance     Interest   Yield
                                   ------------ -----------  -----  ------------ ----------  -----  ------------ -----------  -----
ASSETS:
 Federal funds sold                $  4,055,755 $    51,368  1.27%  $  7,990,566 $   82,300  1.03%  $  6,809,790 $   109,880  1.61%
 Interest-bearing deposits              551,093      16,746  3.04%       629,041     14,759  2.35%       347,945       8,297  2.38%
 Investment securities (1) (2)
   U.S. Treasury                      3,654,031     119,041  3.26%       152,131      5,074  3.34%             -           -
   U.S. Agency                        8,752,327     308,354  3.52%    10,633,180    412,000  3.87%    11,806,666     609,988  5.17%
   Mortgage-backed securities         2,988,771     118,088  3.95%     2,721,922    101,186  3.72%     2,969,958     160,498  5.40%
   Tax exempt securities              3,401,218     163,754  4.81%     2,741,896    138,725  5.06%       694,697      31,966  4.60%
   Other                              1,015,507      35,097  3.46%       492,883     24,242  4.92%       378,988      20,832  5.50%
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
     Total investment securities     19,811,854     744,334  3.76%    16,742,012    681,227  4.07%    15,850,309     823,284  5.19%
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
 Loans: (2)
   Commercial                         9,224,604     648,870  7.03%     6,421,338    528,249  8.23%     5,842,925     533,785  9.14%
   Mortgage                          39,958,732   2,317,346  5.80%    27,023,348  1,667,368  6.17%    17,156,866   1,243,252  7.25%
   Installment                       20,517,755   1,112,861  5.42%    18,209,333  1,091,574  5.99%    14,278,193   1,047,597  7.34%
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
     Total loans                     69,701,091   4,079,077  5.85%    51,654,019  3,287,191  6.36%    37,277,984   2,824,634  7.58%
   Allowance for loan losses            654,007           -              481,701          -              330,895           -
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
     Total loans, net of allowance   69,047,084   4,079,077  5.91%    51,172,318  3,287,191  6.42%    36,947,089   2,824,634  7.65%
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
 Total interest-earning assets       93,465,786   4,891,525  5.23%    76,533,937  4,065,477  5.31%    59,955,133   3,766,095  6.28%
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
 Noninterest-bearing cash             2,471,507                        2,028,452                       1,737,089           -
 Premises and equipment               2,278,670                        2,129,029                       1,758,886           -
 Other assets                         1,108,945                        1,040,509                         901,183           -
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
     Total assets                  $ 99,324,908 $ 4,891,525  4.92%  $ 81,731,927 $4,065,477  4.97%  $ 64,352,291 $ 3,766,095  5.85%
                                   ============ ===========  ====   ============ ==========  ====   ============ ===========  ====
LIABILITIES AND STOCKHOLDERS'
 EQUITY
 Interest-bearing deposits
   Savings and Now deposits        $ 11,252,236 $    54,698  0.49%  $ 12,560,842 $   64,886  0.52%  $ 10,320,302 $    87,873  0.85%
   Money market and NOW              16,912,834      78,162  0.46%    12,110,101     69,953  0.58%     8,211,172      69,791  0.85%
   Other time deposits               30,438,116     800,697  2.63%    26,375,442    928,560  3.52%    25,176,433   1,144,434  4.55%
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
     Total interest-bearing
      deposits                       58,603,186     933,557  1.59%    51,046,385  1,063,399  2.08%    43,707,907   1,302,098  2.98%
   Borrowed funds                     6,036,503     229,696  3.81%     4,053,425    195,392  4.82%     4,000,000     194,835  4.87%
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
 Total interest-bearing
  liabilities                        64,639,689   1,163,253  1.80%    55,099,810  1,258,791  2.28%    47,707,907   1,496,933  3.14%
 Non-interest-bearing deposits       21,222,852                       16,643,727                      10,839,966
                                   ------------ -----------  ----   ------------ ----------  ----   ------------ -----------  ----
                                     85,862,541   1,163,253  1.35%    71,743,537  1,258,791  1.75%    58,547,873   1,496,933  2.56%
 Other liabilities                      431,255                          795,882                         525,934
 Stockholders' equity                13,031,112                        9,192,508                       5,278,484
                                   ------------                     ------------                    ------------
     Total liabilities and
     stockholders' equity          $ 99,324,908                     $ 81,731,927                    $ 64,352,291
                                   ============                     ============                    ============

NET INTEREST SPREAD                                          3.43%                           3.03%                            3.14%
NET INTEREST INCOME                             $ 3,728,272  3.99%               $2,806,686  3.67%               $ 2,269,162  3.78%
                                                ===========  ====                ==========  ====                ===========  ====

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

                                                           RATE/VOLUME VARIANCE ANALYSIS
                                                           -----------------------------
                                     Twelve months Ended December 31,            Twelve months Ended December 31,
                                ------------------------------------------   ------------------------------------------
                                          2004 compared to 2003                        2003 compared to 2002
                                ------------------------------------------   ------------------------------------------
                                             Variance due to:                             Variance due to:

                                    Total          Rate          Volume          Total          Rate          Volume
                                ------------   ------------   ------------   ------------   ------------   ------------
INTEREST EARNING ASSETS:
   Federal funds sold           $   (30,932)   $     9,597    $   (40,529)   $   (27,580)   $   (46,590)   $    19,010
   Interest bearing deposits          1,987          3,819         (1,832)         6,462           (228)         6,690
 Investment Securities
   U.S. Treasuries                  113,967         (2,996)       116,963          5,074              -          5,074
   U.S. Agency                     (103,646)       (30,857)       (72,789)      (197,988)      (137,319)       (60,669)
   Mortgage backed                   16,902          6,975          9,927        (59,312)       (45,918)       (13,394)
   State, county, municipals         25,029         (8,332)        33,361        106,759         12,588         94,171
   Other                             10,855        (14,858)        25,713          3,410         (2,854)         6,264
Loans:
   Commercial                       120,621       (110,087)       230,708         (5,536)       (58,403)        52,867
   Mortgage                         649,978       (148,135)       798,113        424,116       (291,204)       715,320
   Installment                       21,287       (116,987)       138,274         43,977       (244,569)       288,546
                                -----------    -----------    -----------    -----------    -----------    -----------
      Total interest revenue        826,048       (411,861)     1,237,909        299,382       (814,497)     1,113,879
                                -----------    -----------    -----------    -----------    -----------    -----------

INTEREST BEARING LIABILITIES
   Savings and NOW deposits         (10,188)        (3,383)        (6,805)       (22,987)       (42,064)        19,077
   Money market                       8,209        (19,647)        27,856            162        (32,977)        33,139
   Other time deposits             (127,863)      (270,869)       143,006       (215,874)      (270,377)        54,503
   Other borrowed funds              34,304        (61,280)        95,584            557         (2,045)         2,602
                                -----------    -----------    -----------    -----------    -----------    -----------
      Total interest expense        (95,538)      (355,179)       259,641       (238,142)      (347,463)       109,321
                                -----------    -----------    -----------    -----------    -----------    -----------

Net interest income             $   921,586    $   (56,682)   $   978,268    $   537,524    $  (467,034)   $ 1,004,558
                                ===========    ===========    ===========    ===========    ===========    ===========

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

      The provision for loan losses was $220,000 for the year ended December 31, 2004, as compared to $162,000 for the year ended December 31, 2003, an increase of $58,000 or 35.80%. The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio as well as a change in the composition of the portfolio.

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

      The allowance for loan losses represents 0.91% of total loans at December 31, 2004 and 2003 and

0.90% of total loans at December 31, 2002. We have no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

      The following table represents an analysis of the allowance for loan losses for the periods indicated:

                               ALLOWANCE FOR LOAN LOSSES
                               -------------------------
      YEAR ENDED DECEMBER 31,                    2004            2003            2002
-----------------------------------------     ---------       ---------       ---------
Balance, beginning of period                  $ 547,690       $ 389,553       $ 268,806
Provision for loan losses                       220,000         162,000         144,000
                                              ---------       ---------       ---------

Chargeoffs:
   Commercial                                   (20,599)              -               -
   Mortgage                                           -               -               -
   Consumer                                     (18,408)        (16,554)        (35,748)
                                              ---------       ---------       ---------
Total chargeoffs                                (39,007)        (16,554)        (35,748)
Recoveries:
   Commercial                                         -               -               -
   Mortgage                                           -               -               -
   Consumer                                      16,179          12,691          12,495
                                              ---------       ---------       ---------
Total recoveries                                 16,179          12,691          12,495
                                              ---------       ---------       ---------
Net chargeoffs                                  (22,828)         (3,863)        (23,253)

Balance, end of period                        $ 744,862       $ 547,690       $ 389,553
                                              =========       =========       =========

Allowance for loan losses to total loans           0.91%           0.91%           0.90%
Ratio of net-chargeoffs during period to
   average loans outstanding during period         .033%           .007%           .062%

      The following table provides a breakdown of the allowance for loan losses:

                                        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                          DECEMBER 31,
                          ------------------------------------------------------------------------------
                                   2004                        2003                        2002
                          ----------------------      ----------------------      ----------------------
                                          % OF                         % OF                       % OF
                                         LOANS                        LOANS                       LOANS
                                        IN EACH                     IN EACH                     IN EACH
                           AMOUNT       CATEGORY       AMOUNT       CATEGORY       AMOUNT       CATEGORY
                          --------      --------      --------      --------      --------      --------
Installment & others      $  7,120          0.72%     $  9,840          1.29%     $ 29,512          3.08%
Boat                       148,411         25.35       141,826         31.04       114,282         35.43
Mortgage                   401,585         60.27       278,329         53.89       172,277         47.27
Commercial                 187,746         13.66       117,695         13.78        73,482         14.22
                          --------      --------      --------      --------      --------      --------

TOTAL                     $744,862        100.00%     $547,690        100.00%     $389,553        100.00%
                          ========      ========      ========      ========      ========      ========

      NON-INTEREST REVENUE

      2004 compared to 2003

      Non-interest revenue for the twelve months ended December 31, 2004 and December 31, 2003 included primarily construction loan fees, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. Non-interest revenue totaled $625,799 for the year ended December 31, 2004, or $25,058 or 4.17% higher than the 2003 amount of $600,741. The increase was primarily because of a $108,265 or 39.70% increase in other fees and commissions during the period offset by an $88,359 decline in gain on disposal of assets. Other fees and commissions consist of construction loan fees, broker/origination fees, other loan fees and letter of credit fees. Other loan fees increased $133,549 to $224,883 for the twelve months ended December 31, 2004 compared to $91,334 for the twelve months ended December 31, 2003. This increase was primarily due to the increase in the dollar value of commitments accepted by customers during the period. Letter of credit fees increased $20,643 due to an increase in the dollar value of letters of credit issued. Construction loan fees increased $13,517 to $90,276 from $76,759 because we increased the number of builders to whom we provide construction financing and these builders built more homes during the period. These increases were offset by a $61,857 decline in broker/origination fees. Broker fees declined because of a rise in interest rates that caused a decrease in the refinancing of residential mortgages. We had no gains on disposal of assets because we sold no assets during the period.

      2003 compared to 2002

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

      In 2005, we anticipate we will continue to increase income from loan fees as compared to prior years. During the year, we expect to establish a boat loan origination division. This division will originate and sell luxury boat loans for a fee. We believe we will begin to receive income from this division during the third quarter. Because we anticipate the residential builders in our customer base will continue to construct new homes at approximately the same level as they did in 2004, we expect construction loan fees will remain stable. Additionally, we believe the demand in the commercial real estate market will remain stable. Therefore, other loan fees should remain constant.

      NON-INTEREST EXPENSE

      2004 compared to 2003

      Non-interest expense was $2.8 million in 2004, which was $326,357 or 13.17% greater than the 2003 level of $2.5 million. Salaries and benefit costs amounted to $1.7 million in 2004, as compared to $1.4 million in 2003. Salaries and benefit expenses increased during the year because we hired a new credit officer in March 2004. Additionally, prior to September 2004, the individual responsible for overall branch administration was also managing the Clinton branch. In September of 2004, we hired a new branch manager for Clinton. Salary and benefit expenses also increased because of annual payroll increases and bonuses.

      Occupancy expenses increased $3,060 in 2004 due to scheduled annual rental increases at the Old Line Centre branch.

      Other operating expenses increased $77,690 or 12.57% from $618,214 for the year ended December 31, 2003 to $695,904 for the year ended December 31, 2004. This increase occurred because of an approximately $30,000 increase in expenses associated with SEC filings, and Nasdaq fees incurred by the holding company that we did not have during the first nine months of 2003. Additionally, we incurred a $25,000 expense that represented the deductible on Old Line Bank's robbery insurance policy because of a robbery in June. During the year, we also increased director compensation by $39,860. These increases were offset by an approximately $45,000 decrease in legal and organizational costs and a $25,000 reduction in security costs. During the year, we installed enhanced security equipment in all of our branches that caused the reduction in security costs. Data processing expenses increased by approximately $13,292 from $113,260 for the year ended December 31, 2003 compared to $126,552 for the period ended December 31, 2004. This increase occurred because of an increase in the number of customers and new services we began providing in 2004.

      2003 compared to 2002

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

      For 2005, we anticipate non-interest expense will increase. In February 2005, we hired an individual to establish the boat brokerage division. During the third or fourth quarter of the year we expect to begin hiring staff for the Crofton branch. We anticipate we will open this branch during the fourth quarter of 2005 or the first quarter of 2006. During the first quarter of 2006, we plan to begin moving the Waldorf main office to Bowie, Maryland and expect to incur expenses related to this move. Also, during the year, we will continue our efforts to comply with Sarbanes/Oxley Section 404 (relating to internal controls). We have one individual focused on this effort. We expect to offset a portion of these increases with increases in non-interest income that derive from the boat brokerage business and continued increases in interest income through loan and deposit growth.

      INCOME TAXES

      2004 Compared to 2003

      Income tax expense was $438,203 (34.92% of pre-tax income) for 2004 as compared to $224,616 (32.32% of pre-tax income) for 2003.

      2003 Compared to 2002

      Income tax expense was $224,616 (32.32% of pre-tax income) for 2003 as compared to $164,884 (32.80% of pre-tax income) for 2002.

      NET INCOME

      2004 Compared to 2003

      Net income was $816,641 or $0.46 basic and $0.45 diluted earnings per common share for the year ended December 31, 2004, an increase of $346,379 or 73.66%, compared to net income of $470,262 for the same period during 2003. The increase in net income was the result of increases in net interest income of $919,445 and non-interest revenue of $25,058, offset by increases in the provision of loan losses of $58,000, income tax expense of $213,587, and non-interest expense of $326,357.

      2003 Compared to 2002

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

      The investment portfolio at December 31, 2004 amounted to $17.8 million, a decrease of $1.4 million, or 7.29%, from the December 31, 2003 amount of $19.2 million. Available for sale investment securities decreased to $15.6 million at December 31, 2004 from $17.4 million at December 31, 2003. Held to maturity securities increased to $2.2 million at December 31, 2004 from $1.8 million at December 31, 2003. The carrying value of available for sale securities included net unrealized losses of $141,229 at December 31, 2004 (reflected as unrealized losses of $90,386 in stockholders' equity after deferred taxes) as compared to net unrealized losses of $109,732 ($69,914 net of taxes) as of December 31, 2003.

      The investment portfolio at December 31, 2003 amounted to $19.2 million, an increase of $446,190, or 2.38%, from the December 31, 2002 amount of $18.7 million. Available for sale investment securities increased to $17.4 million at December 31, 2003 from $13.4 million at December 31, 2002. Held to maturity securities decreased to $1.8 million at December 31, 2003 from $5.4 million at December 31, 2002. This decrease occurred in the second quarter of 2003 when Old Line Bank sold $1 million in investments that were previously classified as held-to maturity. As required under FASB Statement No. 115 all securities previously classified as held to maturity were reclassified as available-for-sale. The carrying value of available for sale securities included net unrealized losses of $109,732 at December 31, 2003 (reflected as unrealized depreciation of $69,914 in stockholders' equity after deferred taxes) as compared to net unrealized appreciation of $141,192 ($93,187 net of taxes) as of December 31, 2002.

      The following table sets forth a summary of the investment securities portfolio as of the periods indicated. Available for sale securities are reported at estimated fair value; held to maturity securities are reported at amortized cost.

                                              INVESTMENT SECURITIES
                                              (Dollars in thousands)

           DECEMBER 31,                    2004         2003         2002
-----------------------------------      -------      -------      -------
Available For Sale Securities
U.S. treasury                            $ 1,980      $ 1,503      $     -
U.S. government agency                     7,778        9,332        8,075
State, county and municipal                3,322        3,098        1,472
Mortgage backed                            2,532        3,448        3,841
                                         -------      -------      -------
Total Available for Sale Securities      $15,612      $17,381      $13,388
                                         =======      =======      =======

Held To Maturity Securities
U.S. treasury                              2,003        1,804            -
U.S. government agency                         -            -        5,000
State, county and municipal                  201            -          352
                                         -------      -------      -------
Total Held to Maturity Securities        $ 2,204      $ 1,804      $ 5,352
                                         =======      =======      =======

Equity Securities                        $ 1,080      $   818      $   374
                                         =======      =======      =======

      The following table shows the maturities for the securities portfolio at December 31, 2004 and 2003.

                                                     AMORTIZED COST, CARRYING VALUE AND AVERAGE YIELD
                                                                      DECEMBER 31, 2004
                           -----------------------------------------------------------------------------------------------------
                                             Available for Sale                                  Held to Maturity
                           ----------------------------------------------         ----------------------------------------------
                              Amortized          Market           Average           Amortized           Market           Average
                                Cost             Value             Yield               Cost              Value            Yield
                           --------------    --------------       -------         --------------    --------------       -------
Maturing
3 Months or less           $            -    $            -         0.00%         $            -    $            -        0.00%
>3 Months through 1 Yr.           575,557           575,035         3.74%                      -                 -        0.00%
>1 Year through 5 Yrs.         11,789,877        11,668,088         3.22%              2,002,773         1,997,891        3.40%
>5 Years through 10 Yrs.        3,388,206         3,369,289         3.66%                      -                 -        0.00%
>10 Yrs.                                -                 -         0.00%                201,517           196,814        4.91%
                           --------------    --------------                       --------------    --------------
                           $   15,753,640    $   15,612,412                       $    2,204,290    $    2,194,705
                           ==============    ==============                       ==============    ==============

Pledged Securities         $   12,824,536    $   12,686,914
                           ==============    ==============

                                                     AMORTIZED COST, CARRYING VALUE AND AVERAGE YIELD
                                                                   DECEMBER 31, 2003
                           -----------------------------------------------------------------------------------------------------
                                           Available for Sale                                    Held to Maturity
                           ----------------------------------------------          ---------------------------------------------
                              Amortized          Market           Average            Amortized          Market           Average
                                Cost             Value             Yield               Cost             Value             Yield
                           --------------    --------------       -------          -------------     -------------       -------
Maturing
3 Months or less           $      235,425    $      235,470        2.54%           $      299,475    $      299,662       0.71%
>3 Months through 1 Yr.           855,986           762,204        3.72%                        -                 -
>1 Year through 5 Yrs.          9,723,800         9,735,006        3.15%                1,504,337         1,511,719       3.23%
>5 Years through 10 Yrs.        6,262,624         6,237,861        3.85%                        -                 -
>10 Yrs.                          413,416           410,978        2.35%                        -                 -
                           --------------    --------------                        --------------    --------------
                           $   17,491,251    $   17,381,519                        $    1,803,812    $    1,811,381
                           ==============    ==============                        ==============    ==============

Pledged Securities         $    7,498,999    $    7,450,798
                           ==============    ==============

Contractual maturities of mortgage-backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.

      Loan Portfolio

      The loan portfolio, net of allowance, unearned fees and origination costs increased $22.0 million or 36.97% to $81.5 million at December 31, 2004 from $59.5 million at December 31, 2003. Commercial business loans increased by $2.9 million (34.94%), commercial real estate loans (generally owner-occupied) increased by $7.4 million (27.51%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $4.9 million (136.11%), real estate construction loans increased by $4.8 million (266.67%) and installment loans increased by $2 million (10.31%) from their respective balances at December 31, 2003.

      The loan portfolio, net of allowance, unearned fees and origination costs increased $16.4 million or 38.05% to $59.5 million at December 31, 2003 from $43.1 million at December 31, 2002. Commercial business loans increased by $2.1 million (33.87%), commercial real estate loans (generally owner-occupied) increased by $10.2 million (61.08%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $757,067 (26.25%), real estate construction loans increased by $883,107 (100.51%) and installment loans increased by $2.7 million (16.17%) from their respective balances at December 31, 2002.

      Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank's loan customers are generally located in the greater Washington, D.C. metropolitan area.

      As anticipated, the increase in our legal lending limit from $910,000 to $2,049,000 that occurred as a result of the capital offering continued to allow us to retain a higher percentage of loans that we previously participated to other financial institutions. In 2002, we participated out approximately $7 million in loans that we originated because they would have exceeded our legal lending limit. As a result of the capital offering, we were able to retain all or a larger portion of these types of loans in the third and fourth quarters of 2003 and during all periods in 2004.

      The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

                                                              LOAN PORTFOLIO
                             -----------------------------------------------------------------------------------------
      DECEMBER 31,             2004               %             2003             %            2002               %
-------------------------    ----------      ----------      ----------      ----------     ----------      ----------
                                                             (Dollars in thousands)
Real Estate
   Commercial                $   34,300           41.86%     $   26,859           44.87%    $   16,698           38.58%
   Construction                   6,551            8.00%          1,762            2.94%           879            2.03%
   Residential                    8,530           10.41%          3,641            6.08%         2,884            6.66%
Commercial                       11,190           13.66%          8,251           13.78%         6,156           14.22%
Installment                      21,356           26.07%         19,355           32.33%        16,666           38.51%
                             ----------      ----------      ----------      ----------     ----------      ----------
                             $   81,927          100.00%     $   59,868          100.00%    $   43,283          100.00%
                             ----------      ==========      ----------      ==========     ----------      ==========
Allowance for loan losses           745                             547                            390
Net deferred loan
fees and (costs)                   (323)                           (197)                          (166)
                             ----------                      ----------                     ----------
                                    422                             350                            224
                             ----------                      ----------                     ----------
                             $   81,505                      $   59,518                     $   43,059
                             ==========                      ==========                     ==========

The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2004:

                         LOAN MATURITY DISTRIBUTION AT DECEMBER 31, 2004
                    -------------------------------------------------------
                    1 year or less   1-5 years    After 5 years     Total
                    --------------   ---------    -------------    --------
                                    (Dollars in thousands)
Real Estate
   Commercial          $14,179        $16,809        $ 3,312        $34,300
   Construction          6,551              -              -          6,551
   Residential           6,573          1,470            487          8,530
Commercial               6,996          4,050            144         11,190
Installment                645            533         20,178         21,356
                       -------        -------        -------        -------
   Total Loans         $34,944        $22,862        $24,121        $81,927
                       =======        =======        =======        =======

Fixed Rates              7,406         13,180         22,118         42,704
Variable Rates          27,538          9,682          2,003         39,223
                       -------        -------        -------        -------
   Total Loans         $34,944        $22,862        $24,121        $81,927
                       =======        =======        =======        =======

      ASSET QUALITY

      Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. There were no non-accrual loans as of December 31, 2004, 2003 and 2002. No loans were 90 days or more past due as of December 31, 2004, 2003 or 2002.

      We classify any property acquired as a result of foreclosure on a mortgage loan as "real estate owned" and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2004, 2003 and 2002, we held no real estate acquired as a result of foreclosure.

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

      We had no impaired or restructured loans as of December 31, 2004, December 31, 2003, or December 31, 2002.

      DEPOSITS

      We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. At December 31, 2004, the deposit portfolio had grown to $89.0 million, a $19.7 million or 28.43% increase over the December 31, 2003 level of $69.3 million. We have seen growth in several key categories over the period. Non-interest bearing deposits grew $5.5 million during the period to $25.4 million from $19.9 million while interest-bearing deposits grew $14.1 million to $63.5 million from $49.4 million. Increased business development efforts, the addition of key personnel and promotional campaigns expanded the number of customers. As a result, our non-interest and interest bearing deposit balances grew.

      At December 31, 2003, deposits were $69.3 million, a $7 million increase over the December 31, 2002 level of $62.3 million. Non-interest bearing deposits grew $7.3 million during the period to $19.9 million from $12.6 million, and interest-bearing deposits declined $219,062 to $49.4 million from $49.6 million.

      As a general practice, we do not purchase brokered deposits. During the periods reported, we had no brokered deposits. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

      The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2004.

                                                   CERTIFICATE OF DEPOSIT MATURITY DISTRIBUTION
                                                               DECEMBER 31, 2004
                                          --------------------------------------------------------------
                                          Three Months or  Three Months to       Over
                                               Less        Twelve Months     Twelve Months        Total
                                          ---------------  ---------------   -------------       -------
                                                             (Dollars in thousands)
Certificates of deposit
   Less than $100,000                         $ 1,085          $ 6,082          $11,977          $19,144
   Greater than or equal to $100,000              295            3,175           13,799           17,269
                                              -------          -------          -------          -------
Total                                         $ 1,380          $ 9,257          $25,776          $36,413
                                              =======          =======          =======          =======

      BORROWINGS

      Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $9.5 million as of December 31, 2004. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of $22.7 million at December 31, 2004 of which we have borrowed $7 million as outlined below.

      Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank's customers and federal funds purchased. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer's account into an interest bearing Master Note with Old Line Bank. These Master Notes reprice daily and have maturities of 270 days or less. At December 31, 2004, Old Line Bank had $3.6 million outstanding in these short term promissory notes with an interest rate of 0.77%. At December 31, 2004, Old Line Bank had $1 million outstanding in overnight federal funds at 1.64% with the Federal Home Loan Bank.

      At December 31, 2004, long term borrowings were comprised of advances from the Federal Home Loan Bank totaling $6 million. Old Line Bank borrowed $4.0 million of the $7.0 million in January 2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. Interest is payable January 3, April 3, July 3, and October 3 of each year. Effective January 3, 2002 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three
(3) month LIBOR based floating rate.

      In March 2004, Old Line Bank borrowed an additional $2 million from the Federal Home Loan Bank. Old Line Bank pays interest only, currently at 1.79%, and must repay the $2.0 million in March 2009. Interest is payable March 17, June 17, September 17 and December 17, of each year. Effective March 16, 2006 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate.

      Old Line Bank may not prepay the Federal Home Loan Bank loans prior to maturity without incurring a significant prepayment penalty.

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

      The table below presents Old Line Bank's interest rate sensitivity at December 31, 2004. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

                                                                    INTEREST SENSITIVITY ANALYSIS
                                              -----------------------------------------------------------------
                                                                       DECEMBER 31, 2004
                                              -----------------------------------------------------------------
                                                                    Maturing or Repricing
                                              -----------------------------------------------------------------
                                               Within         4-12           1-5           Over
                                              3 Months       Months         Years        5 Years        Total
                                              --------      --------       --------      --------      --------
                                                                   (Dollars in thousands)
Interest Earning Assets:
   Investment securities                      $      -      $    575       $ 13,671      $  3,571      $ 17,817
   Loans                                        28,785         6,159         22,862        24,121        81,927
   Interest bearing deposits                       300             -              -             -           300
   Federal funds sold                            5,230             -              -             -         5,230
                                              --------      --------       --------      --------      --------
       Total interest earning assets            34,315         6,734         36,533        27,692       105,274
                                              --------      --------       --------      --------      --------

Interest Bearing Liabilities:
   Interest-bearing transaction deposits        11,038         5,437              -             -        16,475
   Savings accounts                              3,551         3,551          3,551                      10,653
   Time deposits                                 1,380         9,256         25,777             -        36,413
                                              --------      --------       --------      --------      --------
       Total interest-bearing deposits          15,969        18,244         29,328             -        63,541
                                              --------      --------       --------      --------      --------
FHLB Advances                                    1,000             -              -             -         1,000
Other borrowings                                 7,637             -          2,000             -         9,637
                                              --------      --------       --------      --------      --------
       Total interest-bearing liabilities       24,606        18,244         31,328             -        74,178
                                              --------      --------       --------      --------      --------

Period Gap                                    $  9,709      $(11,510)      $  5,205      $ 27,692      $ 31,096
                                              ========      ========       ========      ========      ========

Cumulative Gap                                $  9,709      $ (1,801)      $  3,404      $ 31,096
                                              ========      ========       ========      ========

Cumulative Gap/Total Assets                       8.55%        (1.59%)         3.00%        27.38%

      Liquidity

      Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $7.5 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

      Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of December 31, 2004, we had $4.1 million in cash and due from banks, and $5.2 million in federal funds sold and other overnight investments. As of December 31, 2003 and 2002, we had $2.5 million and $1.4 million in cash and due from banks, and $4.0 million and $5.6 million, respectively, in federal funds sold and other overnight investments.

      Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank's inability to meet anticipated or unexpected liquidity needs.

      Capital

      Our stockholders' equity amounted to $13.5 million at December 31, 2004, $12.8 million at December 31, 2003 and $5.7 million at December 31, 2002. We are considered "well capitalized" under the risk-based capital guidelines adopted by the Federal Reserve.

The following table shows Old Line Bancshares, Inc.'s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be "well capitalized." For a discussion of these capital requirements, see "Supervision and Regulation - Capital Adequacy Guidelines."

                                    RISK BASED CAPITAL ANALYSIS
                                            DECEMBER 31,
                                  -------------------------------
                                   2004        2003        2002
                                  -------     -------     -------
                                     (Dollars in thousands)
Tier 1 Capital:
   Common stock                   $    18     $    18     $ 2,866
   Additional paid-in capital      12,446      12,363       2,600
   Retained earnings                1,121         517         127
   Less: disallowed assets              -           -           -
                                  -------     -------     -------
Total Tier 1 Capital              $13,585      12,898       5,593

Tier 2 Capital:
   Allowance for loan losses          745         547         390
                                  -------     -------     -------

Total Risk Based Capital          $14,330     $13,445     $ 5,983
                                  =======     =======     =======

Risk weighted assets              $88,131     $66,574     $50,971
                                  =======     =======     =======

                                                                  REGULATORY
                                                                   MINIMUM
                                                                  ----------
Capital Ratios:
   Tier 1 risk based capital ratio     15.4%     19.4%     10.9%      4.0%
   Total risk based capital ratio      16.3%     20.2%     11.7%      8.0%
   Leverage ratio                      12.7%     14.7%      7.9%      4.0%

RETURN ON AVERAGE ASSETS AND AVERAGE EQUITY

      The ratio of net income to average equity and average assets and certain other ratios are as follows:

                                                DECEMBER 31,
                                    ------------------------------------------
                                      2004             2003           2002
                                    ----------      ----------      ----------
                                             (Dollars in thousands)
Average total assets                $   99,325      $   81,732      $   64,352
                                    ==========      ==========      ==========

Average equity                      $   13,031      $    9,193      $    5,278
                                    ==========      ==========      ==========

Net income                          $      817      $      470      $      338
                                    ==========      ==========      ==========

Cash dividends declared             $      213      $       80      $       69
                                    ==========      ==========      ==========

Divided payout ratio for period          26.09%          17.07%          20.36%
                                    ==========      ==========      ==========

Return on average assets                   .82%            .58%            .53%
                                    ==========      ==========      ==========

Return on average equity                  6.27%           5.12%           6.40%
                                    ==========      ==========      ==========

Average stockholders' equity to
   average total assets                  13.12%          11.25%           8.20%
                                    ==========      ==========      ==========

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

      Outstanding loan commitments and lines and letters of credit at December 31 of 2004, 2003 and 2002 are as follows:

             DECEMBER 31,                                     2004        2003        2002
--------------------------------------------------------     -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
Commitments to extend credit and available credit lines:
  Commercial                                                 $ 2,896     $ 1,395     $ 2,385
  Real estate-undisbursed development and construction         7,419       3,931       3,582
  Real estate-undisbursed home equity lines of credit          3,426       2,686       3,891
                                                             -------     -------     -------

                                                             $13,741     $ 8,012     $ 9,858
                                                             =======     =======     =======

Standby letters of credit                                    $ 1,307     $   317     $   275
                                                             =======     =======     =======

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares, Inc. generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management's credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. Each customer's credit-worthiness is evaluated on a case-by-case basis. The Company is not aware of any loss it would incur by funding its commitments or lines of credit. Commitments for real estate development and construction, which totaled $7.4 million, or 54.01% of the $13.7 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

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

      Old Line Bancshares, Inc. has various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date.

                          WITHIN       ONE TO      THREE TO       OVER
                         ONE YEAR    THREE YEARS  FIVE YEARS   FIVE YEARS
                         --------    -----------  ----------   ----------
                                      (DOLLARS IN THOUSANDS)
Noninterest-bearing       $25,424      $     -      $     -      $     -
Interest-bearing           34,213       18,428       10,900            -
Purchase obligations          543        1,550          417            -
Operating leases               79          303          305          577
                          -------      -------      -------      -------
     Total                $60,259      $20,281      $11,622      $   577
                          =======      =======      =======      =======

Old Line Bancshares, Inc.'s operating leases obligation represents rental payments for three branches and assumes we become obligated on the Crofton lease in November 2005. The interest-bearing obligations include accrued interest. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts, and accounts payable for goods and services received through December 31, 2004.

RECONCILIATION OF NON-GAAP MEASURES

      Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:

                     TWELVE MONTHS ENDED DECEMBER 31, 2004

                                      Federal                                                                    Net
                                       Funds     Investment       Interest         Total      Net Interest    Interest
                                        Sold     Securities    Earning Assets      Assets        Income        Spread
                                      -------    ----------   ---------------   -----------   ------------    --------
GAAP interest income                  50,936     $  671,498     $ 4,818,257     $ 4,818,257    $ 3,655,004
Tax equivalent adjustment                432         72,836          73,268          73,268         73,268
                                      ------     ----------     -----------     -----------    -----------
Tax equivalent interest income        51,368        744,334       4,891,525       4,891,525      3,728,272

GAAP interest yield                     1.26%          3.39%           5.16%           4.85%          3.91%     3.36%
Taxable equivalent adjustment           0.01%          0.37%           0.07%           0.07%          0.08%     0.07%
                                      ------     ----------     -----------     -----------    -----------      ----
Tax equivalent interest yield           1.27%          3.76%           5.23%           4.92%          3.99%     3.43%

                     TWELVE MONTHS ENDED DECEMBER 31, 2003

                                       Federal                        Interest                                        Net
                                        Funds       Investment         Earning          Total       Net Interest    Interest
                                        Sold        Securities         Assets          Assets          Income        Spread
                                       -------      -----------     -------------    -----------    ------------    --------
GAAP interest income                       -        $  610,101      $  3,994,350     $3,994,350      $2,735,559
Tax equivalent adjustment                  -            71,127            71,127         71,127          71,127
                                        ----        ----------      ------------     ----------      ----------
Tax equivalent interest income             -           681,228         4,065,477      4,065,477       2,806,686

GAAP interest yield                     0.00%             3.64%             5.22%          4.89%           3.58%       2.94%
Taxable equivalent adjustment           0.00%             0.43%             0.09%          0.08%           0.09%       0.09%
                                        ----        ----------      ------------     ----------      ----------        ----
Tax equivalent interest yield           0.00%             4.07%             5.31%          4.97%           3.67%       3.03%

                     TWELVE MONTHS ENDED DECEMBER 31, 2002

                                     Federal                    Interest                                        Net
                                      Funds     Investment      Earning          Total       Net Interest     Interest
                                      Sold      Securities       Assets         Assets          Income         Spread
                                     -------    ----------     ----------    ------------    ------------     --------
GAAP interest income                     -      $ 813,522      $3,756,333    $ 3,756,333      $2,259,400
Tax equivalent adjustment                -          9,762           9,762          9,762           9,762
                                      ----      ---------      ----------    -----------     -----------
Tax equivalent interest income           -        823,284       3,766,095      3,766,095       2,269,162

GAAP interest yield                   0.00%          5.13%           6.27%          5.84%           3.76%       3.12%
Taxable equivalent adjustment         0.00%          0.06%           0.01%          0.01%           0.02%       0.02%
                                      ----      ---------      ----------    -----------     -----------        ----
Tax equivalent interest yield         0.00%          5.19%           6.28%          5.85%           3.78%       3.14%

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

RECENT ACCOUNTING PRONOUNCEMENTS

      Accounting pronouncements that the Financial Accounting Standards Board recently approved follow. These Statements will not have any material impact on the financial statements of Bancshares or the Bank.

      FASB Statement No. 153, Exchanges of Nonmonetary Assets as an Amendment of APB Opinion No. 29, eliminates the exception to fair value for exchanges of similar productive assets that was provided in APB Opinion No. 29. This statement is effective for years beginning after June 15, 2005.

      FASB Statement No. 123 Accounting for Stock-Based Compensation (revised
2004) Share-Based Payment, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement eliminates the alternative to use Accounting Principles Board Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally results in recognition of no compensation costs. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, this Statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. This statement is effective for the Company for the first interim reporting period that begins after December 15, 2005.

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

ITEM 7. FINANCIAL STATEMENTS

      The following consolidated financial statements are filed with this report:

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2004, 2003 and 2002

      Consolidated Statements of Income - For the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Changes in Stockholders' Equity - For the years ended December 31, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows - For the year ended December 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Waldorf, Maryland

      We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2004, 2003, and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2004, 2003, and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
January 21, 2005

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                       2004             2003             2002
---------------------------------------------------------------------------    ------------     ------------     ------------
                                        ASSETS

Cash and due from banks                                                        $  4,090,776     $  2,477,119     $  1,409,172
Federal funds sold                                                                5,229,867        4,002,828        5,622,983
                                                                               ------------     ------------     ------------
  Total cash and cash equivalents                                                 9,320,643        6,479,947        7,032,155
Time deposits in other banks                                                        300,000          700,000          600,000
Investment securities available for sale                                         15,612,411       17,381,519       13,387,553
Investment securities held to maturity                                            2,204,290        1,803,812        5,351,588
Loans, less allowance for loan losses                                            81,504,890       59,517,690       43,058,786
Restricted equity securities at cost                                              1,079,950          818,450          373,750
Investment in real estate, LLC                                                      550,000                -                -
Bank premises and equipment                                                       2,352,348        2,279,669        1,920,243
Accrued interest receivable                                                         365,388          315,326          305,486
Deferred income taxes                                                                88,723           60,925                -
Other assets                                                                        190,675          178,465          215,140
                                                                               ------------     ------------     ------------
                                                                               $113,569,318     $ 89,535,803     $ 72,244,701
                                                                               ============     ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest-bearing                                                          $ 25,424,314     $ 19,902,350     $ 12,614,536
  Interest-bearing                                                               63,540,800       49,422,727       49,641,789
                                                                               ------------     ------------     ------------
    Total deposits                                                               88,965,114       69,325,077       62,256,325
Short-term borrowings                                                             4,637,012        3,000,000                -
Long-term borrowings                                                              6,000,000        4,000,000        4,000,000
Accrued interest payable                                                            173,320          149,831          250,259
Income tax payable                                                                  184,975          130,675                -
Deferred income taxes                                                                     -                -           34,021
Other liabilities                                                                   114,585          102,566           17,503
                                                                               ------------     ------------     ------------
                                                                                100,075,006       76,708,149       66,558,108
                                                                               ------------     ------------     ------------
Stockholders' equity
  Common stock, par value $.01 per share in 2004 and 2003, $10 per share in
     2002; authorized 5,000,000 shares in 2004 and 2003 and 1,000,000 in 2002;
     issued and oustanding 1,776,394.5 in 2004, 1,756,894.5
     in 2003, and 286,631.5 in 2002                                                  17,764           17,569        2,866,315
  Additional paid-in capital                                                     12,446,229       12,362,902        2,600,000
  Retained earnings                                                               1,120,705          517,097          127,091
                                                                               ------------     ------------     ------------
                                                                                 13,584,698       12,897,568        5,593,406
  Accumulated other comprehensive income                                            (90,386)         (69,914)          93,187
                                                                               ------------     ------------     ------------
                                                                                 13,494,312       12,827,654        5,686,593
                                                                               ------------     ------------     ------------
                                                                               $113,569,318     $ 89,535,803     $ 72,244,701
                                                                               ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31,                                         2004            2003            2002
-------------------------------------------------------      ------------    ------------    ------------
INTEREST REVENUE
  Loans, including fees                                      $  4,079,077    $  3,282,351    $  2,824,634
  U.S. treasury securities                                        113,541           4,840               -
  U.S. government agency securities                               294,108         392,966         609,988
  Mortgage backed securities                                      118,088         101,186         160,498
  Tax exempt securities                                           111,236          88,397          22,204
  Federal funds sold                                               50,936          82,300         109,880
  Other                                                            51,271          42,310          29,129
                                                             ------------    ------------    ------------
    Total interest revenue                                      4,818,257       3,994,350       3,756,333
                                                             ------------    ------------    ------------

INTEREST EXPENSE
  Deposits                                                        933,557       1,063,399       1,302,098
  Borrowed funds                                                  229,696         195,392         194,835
                                                             ------------    ------------    ------------
    Total interest expense                                      1,163,253       1,258,791       1,496,933
                                                             ------------    ------------    ------------

    Net interest income                                         3,655,004       2,735,559       2,259,400

PROVISION FOR LOAN LOSSES                                         220,000         162,000         144,000
                                                             ------------    ------------    ------------
    Net interest income after provision for loan losses         3,435,004       2,573,559       2,115,400
                                                             ------------    ------------    ------------

NONINTEREST REVENUE
  Service charges on deposit accounts                             244,831         239,679         217,749
  Other fees and commissions                                      380,968         272,703         215,458
  Gain on disposal of assets                                            -          88,359          38,346
                                                             ------------    ------------    ------------
    Total noninterest revenue                                     625,799         600,741         471,553
                                                             ------------    ------------    ------------

NONINTEREST EXPENSE
  Salaries                                                      1,417,434       1,233,855       1,021,878
  Employee benefits                                               245,162         195,579         157,676
  Occupancy                                                       202,627         199,567         202,478
  Equipment                                                       118,280         118,947          99,386
  Data processing                                                 126,552         113,260          98,904
  Other operating                                                 695,904         618,214         503,878
                                                             ------------    ------------    ------------
    Total noninterest expense                                   2,805,959       2,479,422       2,084,200
                                                             ------------    ------------    ------------

Income before income taxes                                      1,254,844         694,878         502,753

Income taxes                                                      438,203         224,616         164,884
                                                             ------------    ------------    ------------
NET INCOME                                                   $    816,641    $    470,262    $    337,869
                                                             ============    ============    ============

Basic earnings per common share                              $       0.46    $       0.34    $       0.39
Diluted earnings per common share                            $       0.45    $       0.34    $       0.39

   The accompanying notes are an integral part of these financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                      Accumulated
                                                                        Additional                       other
                                                Common stock             paid-in         Retained    Comprehensive   Comprehensive
                                            Shares      Par value        capital         earnings       income           Income
                                         ------------  -----------     ------------    ------------  -------------   -------------
Balance, December 31, 2001                 573,263.0   $ 2,866,315     $2,563,223.0      (105,210)         37,176

One for two share exchange                (286,631.5)            -                -             -               -
Net income                                         -             -                -       337,869               -     $   337,869
Transfer to surplus                                -             -           36,777       (36,777)              -
Unrealized gain (loss) on
   securities available for
   sale, net of income taxes of $27,987            -             -                -             -          56,011          56,011
                                                                                                                      -----------
Comprehensive income                               -             -                -             -               -     $   393,880
                                                                                                                      ===========
Cash dividend $.08 per share                       -             -                -       (68,791)              -
                                         -----------   -----------     ------------    ----------     -----------
Balance, December 31, 2002                 286,631.5     2,866,315        2,600,000       127,091          93,187

 Capital Offering                          299,000.0     2,990,000        3,924,156             -               -
 Net income                                        -             -                -       470,262               -     $   470,262
 Unrealized gain (loss) on
    securities available for
    sale, net of income taxes of $87,823           -             -                -             -        (163,101)       (163,101)
                                                                                                                      -----------
 Comprehensive income                              -             -                -             -               -     $   307,161
                                                                                                                      ===========
  Exchange of $10 par value
   shares for $.01 par value
   shares                                          -    (5,850,459)       5,850,459             -               -
  Stock split effected in the form of
   a 200% stock dividend                 1,171,263.0        11,713          (11,713)            -               -
 Cash dividend $.09 per share                      -             -                -       (80,257)              -
                                         -----------   -----------     ------------    ----------     -----------
 Balance, December 31, 2003              1,756,894.5   $    17,569     $ 12,362,902    $  517,096     $   (69,914)
 Net income                                        -             -                -       816,641               -     $   816,641
 Unrealized gain (loss) on
    securities available for
    sale, net of income taxes of $11,024           -             -                -             -         (20,472)        (20,472)
                                                                                                                      -----------
 Comprehensive income                              -             -                -             -               -     $   796,169
                                                                                                                      ===========
 Cash dividend $.12 per share                      -             -                -      (213,032)              -
Stock options exercised                       19,500           195           83,327             -               -
                                         -----------   -----------     ------------    ----------     -----------
 BALANCE, DECEMBER 31, 2004              1,776,394.5   $    17,764     $ 12,446,229    $1,120,705     $   (90,386)
                                         ===========   ===========     ============    ==========     ===========

   The accompanying notes are an integral part of these financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,                                    2004             2003             2002
--------------------------------------------------      -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                     $  4,651,342     $  3,977,615     $  3,762,405
  Fees and commissions received                              625,799          512,382          434,678
  Interest paid                                           (1,139,764)      (1,359,219)      (1,488,018)
  Cash paid to suppliers and employees                    (2,668,340)      (2,172,857)      (2,038,914)
  Income taxes paid                                         (400,677)        (101,064)        (170,602)
                                                        ------------     ------------     ------------
                                                           1,068,360          856,857          499,549
                                                        ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities
    Held to maturity                                        (842,422)      (2,504,375)      (4,351,767)
    Available for sale                                    (1,253,113)     (15,888,784)     (14,508,839)
  Proceeds from disposal of investment securities
    Held to maturity at maturity or call                     440,000        4,000,000        2,700,000
    Held to maturity sold                                          -        1,040,000                -
    Available for sale at maturity or call                 2,983,820       11,464,166       12,247,933
    Available for sale sold                                        -        1,249,275        1,036,875
  Loans made, net of principal collected                 (22,081,500)     (16,583,046)      (9,385,288)
  Purchase of equity securities                             (261,500)        (444,700)          (6,950)
  Investment in real estate, LLC                            (550,000)               -                -
  (Purchase) redemption of certificates of deposit           400,000         (100,000)        (600,000)
  Purchase of premises and equipment and software           (221,166)        (544,253)        (302,498)
  Proceeds from sale of premises and equipment                21,000                -           10,500
                                                        ------------     ------------     ------------
                                                         (21,364,881)     (18,311,717)     (13,160,034)
                                                        ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in
    Time deposits                                         11,162,317         (910,139)       2,365,583
    Other deposits                                         8,477,720        7,978,892        9,053,865
  Net change in borrowed funds                             3,637,012        3,000,000                -
  Proceeds from stock options exercised                       73,200                -                -
  Proceeds from stock offering                                     -        6,914,156                -
  Dividends paid                                            (213,032)         (80,257)         (68,791)
                                                        ------------     ------------     ------------
                                                          23,137,217       16,902,652       11,350,657
                                                        ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,840,696         (552,208)      (1,309,828)

Cash and cash equivalents at beginning of year             6,479,947        7,032,155        8,341,983
                                                        ------------     ------------     ------------
Cash and cash equivalents at end of year                $  9,320,643     $  6,479,947     $  7,032,155
                                                        ------------     ------------     ------------

   The accompanying notes are an integral part of these financial statements.

                     OLD LINE BANCSHARES, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended December 31,                                      2004             2003             2002
------------------------------------------------------    ------------     ------------     ------------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
   Net income                                             $    816,641     $    470,262     $    337,869

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES

    Depreciation and amortization                              149,709          152,312          118,334
    Provision for loan losses                                  220,000          162,000          144,000
    Loss (gain) on disposal of securities                            -          (88,359)         (36,875)
    (Gain) loss on sale of equipment                               964                -           (1,471)
    Change in deferred loan fees net of costs                 (125,700)         (37,858)         (84,382)
    Amortization of premium and discounts                        8,847           30,963           14,724
    Deferred income taxes                                      (16,774)          (7,123)          19,098
    Increase (decrease) in accrued interest payable
        and other liabilities                                   89,808          115,310           (2,964)
    Decrease (increase) in accrued interest receivable
        and other assets                                       (75,135)          59,350           (8,784)
                                                          ------------     ------------     ------------
                                                          $  1,068,360     $    856,857     $    499,549
                                                          ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

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

      Had compensation been determined in accordance with the provisions of SFAS No. 123, the Bank's net income and earnings per share would have been reduced to the following pro forma amounts:

                     YEAR ENDED                            2004          2003          2002
                     ----------                            ----          ----          ----
Net income
  As reported                                          $   816,641   $   470,262   $   337,869
  Stock-based employee compensation expense                (59,200)      (35,770)       (8,556)
  Income tax benefit of employee compensation expense  $    22,863   $    13,814   $     3,304
                                                       -----------   -----------   -----------
  Pro forma                                            $   780,304   $   448,306   $   332,617
Basic earnings per share
  As reported                                          $      0.46   $      0.34   $      0.39
  Pro forma                                                   0.44          0.33          0.38
Diluted earnings per share
  As reported                                          $      0.45   $      0.34   $      0.39
  Pro forma                                                   0.44          0.32          0.38

      BANK PREMISES AND EQUIPMENT-Bank premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method.

      INVESTMENT IN REAL ESTATE LLC-On July 22, 2004, Bancshares executed an Operating Agreement as a member to establish Pointer Ridge Office Investment, LLC ("Pointer Ridge"). The purpose of Pointer Ridge is to acquire, own, hold for profit, sell assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Md. Pointer Ridge has acquired the property and intends to construct a commercial office building. Bancshares plans to lease approximately 50% of this building for its main office and a branch of Old Line Bank. Bancshares ownership percentage is 50% and four other members hold the remaining 50% ownership. Bancshares records this investment on the equity method.

      FORECLOSED REAL ESTATE-Real estate acquired through foreclosure is recorded at the lower of cost or fair market value on the date acquired. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated value of the property are included in non-interest expense.

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

          December 31,                  2004           2003            2002
          ------------                  ----           ----            ----
Weighted average number of shares    1,773,197.8    1,363,689.0      859,894.5
Dilutive average number of shares         30,065         31,611         14,175

      COMPREHENSIVE INCOME-Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale net of related income taxes.

3.    CASH AND EQUIVALENTS

      The Bank may carry balances with other banks that exceed the federally insured limit. The average balance in 2004, 2003 and 2002 did not exceed the federally insured limit. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $4,055,755, $7,990,556, and $6,809,790 in 2004, 2003, and 2002,
      respectively.

      Banks are required to carry non-interest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

4.    INVESTMENT SECURITIES

      Investment securities are summarized as follows:

                                 Amortized   Unrealized   Unrealized      Fair
                                   cost         gains       losses        value
                                -----------  ----------  ------------   -----------
  DECEMBER 31, 2004

AVAILABLE FOR SALE
  U.S. TREASURY                 $ 1,997,721  $        -  $    (17,408)  $ 1,980,313
  U.S. GOVERNMENT AGENCY          7,885,261         191      (107,612)    7,777,840
  STATE, COUNTY, AND MUNICIPAL    3,314,167      30,341       (22,006)    3,322,502
  MORTGAGE-BACKED                 2,556,491         749       (25,484)    2,531,756
                                -----------  ----------  ------------   -----------
                                $15,753,640  $   31,281  $   (172,510)  $15,612,411
                                ===========  ==========  ============   ===========
HELD TO MATURITY
  U.S. TREASURY                 $ 2,002,773  $    7,567  $    (12,449)  $ 1,997,891
  STATE, COUNTY, AND MUNICIPAL      201,517           -        (4,702)      196,815
                                -----------  ----------  ------------   -----------
                                $ 2,204,290  $    7,567  $    (17,151)  $ 2,194,706
                                ===========  ==========  ============   ===========

  December 31, 2003

Available for sale
  U.S. Treasury                 $ 1,497,209  $    5,837  $          -   $ 1,503,046
  U.S. government agency          9,379,090      12,606        59,491     9,332,205
  State, county, and municipal    3,067,857      49,763        19,182     3,098,438
  Mortgage-backed                 3,547,095       3,105       102,370     3,447,830
                                -----------  ----------  ------------   -----------
                                $17,491,251  $   71,311  $    181,043   $17,381,519
                                ===========  ==========  ============   ===========
Held to maturity
  U.S. Treasury                 $ 1,803,812  $    7,569  $          -   $ 1,811,381
                                ===========  ==========  ============   ===========

  December 31, 2002

Available for sale
  U.S. government agency        $ 8,000,000  $   74,843  $          -   $ 8,074,843
  State, county, and municipal    1,485,996      15,527        29,935     1,471,588
  Mortgage-backed                 3,760,365      82,899         2,142     3,841,122
                                -----------  ----------  ------------   -----------
                                $13,246,361  $  173,269  $     32,077   $13,387,553
                                ===========  ==========  ============   ===========
Held to maturity
  U.S. government agency        $ 5,000,000  $  104,192  $          -   $ 5,104,192
  State, county, and municipal      351,588       9,668             -       361,256
                                -----------  ----------  ------------   -----------
                                $ 5,351,588  $  113,860  $          -   $ 5,465,448
                                ===========  ==========  ============   ===========

      The table below summarizes investment securities with unrealized losses as of December 31, 2004:

                                  FAIR      UNREALIZED
                                  VALUE       LOSSES
                               -----------  ----------
DECEMBER 31, 2004

LOSSES LESS THAN 12 MONTHS
U.S. Treasury                  $ 3,471,328  $   29,857
U.S. government agency           6,790,038      95,223
State, county, and municipal       942,771      14,175
Mortgage-backed                  1,695,115      24,139
                               -----------  ----------

TOTAL LESS THAN 12 MONTHS      $12,899,252  $  163,394
                               ===========  ==========

LOSSES GREATER THAN 12 MONTHS
U.S. Treasury                  $         -  $        -
U.S. government agency             487,611      12,389
State, county, and municipal       388,068      12,533
Mortgage-backed                    418,528       1,345
                               -----------  ----------

TOTAL GREATER THAN 12 MONTHS   $ 1,294,207  $   26,267
                               ===========  ==========

TOTAL LOSSES
U.S. Treasury                  $ 3,471,328  $   29,857
U.S. government agency           7,277,649     107,612
State, county, and municipal     1,330,839      26,708
Mortgage-backed                  2,113,643      25,484
                               -----------  ----------

TOTAL LOSSES                   $14,193,459  $  189,661
                               ===========  ==========

      All unrealized losses on securities as of December 31, 2004 are considered to be temporary losses because each security will be redeemed at face value at or prior to maturity. In most cases, a temporary impairment in value is caused by market interest rate fluctuations. The Bank has the intent and the ability to hold these securities until recovery or maturity.

      There were no sales of securities in 2004. During 2003 and 2002 proceeds from sales of investment securities were $2,289,275, and $1,036,875 resulting in gross gains of $88,359, and $36,875, respectively. The unrealized gain on investment securities included in comprehensive income is reported net of these realized gains.

      Contractual maturities and pledged securities at December 31, 2004, 2003, and 2002, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             AVAILABLE FOR SALE       HELD TO MATURITY
                          ------------------------  ----------------------
                           Amortized      Fair      Amortized     Fair
                             cost         value       cost        value
                          -----------  -----------  ----------  ----------
DECEMBER 31, 2004

MATURING
  Within one year         $   575,557  $   575,035  $        -  $        -
  Over one to five years   11,789,877   11,668,087   2,002,773   1,997,892
  Over five years           3,388,206    3,369,289           -           -
  Over ten years                    -            -     201,517     196,814
                          -----------  -----------  ----------  ----------
                          $15,753,640  $15,612,411  $2,204,290  $2,194,706
                          ===========  ===========  ==========  ==========

  Pledged securities      $12,824,536  $12,686,914
                          ===========  ===========

December 31, 2003

Maturing
  Within one year         $ 1,091,411  $   997,674  $  299,475  $  299,662
  Over one to five years    9,723,800    9,735,006   1,504,337   1,511,719
  Over five years           6,676,040    6,648,839           -           -
                          -----------  -----------  ----------  ----------
                          $17,491,251  $17,381,519  $1,803,812  $1,811,381
                          ===========  ===========  ==========  ==========

  Pledged securities      $ 7,498,999  $ 7,450,798
                          ===========  ===========

December 31, 2002

Maturing
  Within one year         $ 1,496,969  $ 1,515,646  $        -  $        -
  Over one to five years    8,145,105    8,269,934   2,500,000   2,529,575
  Over five years           3,604,287    3,601,973   2,851,588   2,935,873
                          -----------  -----------  ----------  ----------
                          $13,246,361  $13,387,553  $5,351,588  $5,465,448
                          ===========  ===========  ==========  ==========

  Pledged securities      $ 3,000,000  $12,686,914  $1,500,000  $1,578,819
                          ===========  ===========  ==========  ==========

      Securities are pledged to secure a line of credit from the Federal Home Loan Bank.

5.    CREDIT COMMITMENTS

      The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

                      DECEMBER 31,                           2004         2003        2002
--------------------------------------------------------  -----------  ----------  ----------
Commitments to extend credit and available credit lines:
  Commercial                                              $ 2,895,972  $1,394,609  $2,385,000
  Real estate-undisbursed development and construction      7,418,916   3,931,474   3,581,606
  Real estate-undisbursed home equity lines of credit       3,426,235   2,686,224   3,891,297
                                                          -----------  ----------  ----------

                                                          $13,741,123  $8,012,307  $9,857,903
                                                          ===========  ==========  ==========

Standby letters of credit                                 $ 1,307,459  $  316,705  $  275,290
                                                          ===========  ==========  ==========

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

6.    LOANS

      Major classifications of loans are as follows:

            DECEMBER 31,                2004           2003           2002
----------------------------------  ------------   ------------   ------------
Real estate
  Commercial                        $ 34,299,921   $ 26,858,597   $ 16,697,757
  Construction                         6,550,550      1,761,724        878,617
  Residential                          8,530,410      3,641,498      2,884,431
Commercial                            11,190,012      8,250,958      6,156,267
Installment                           21,355,734     19,355,178     16,665,758
                                    ------------   ------------   ------------
                                      81,926,627     59,867,955     43,282,830
Allowance for loan losses               (744,862)      (547,690)      (389,553)
Net deferred loan fees and (costs)       323,125        197,425        165,509
                                    ------------   ------------   ------------
                                    $ 81,504,890   $ 59,517,690   $ 43,058,786
                                    ============   ============   ============

      The maturity and rate repricing distribution of the loan portfolio follows:

         DECEMBER 31,                2004         2003         2002
-------------------------------  -----------  -----------  -----------
Maturing within one year         $34,943,883  $22,589,080  $10,347,276
Maturing over one to five years   22,861,858   14,373,242   13,287,123
Maturing over five years          24,120,886   22,905,633   19,648,431
                                 -----------  -----------  -----------
                                 $81,926,627  $59,867,955  $43,282,830
                                 ===========  ===========  ===========

      No loans were 90 days or more past due or considered impaired at December 31, 2004, 2003 or December 31, 2002.

      Transactions in the allowance for loan losses were as follows:

FOR THE YEAR ENDED DECEMBER 31,     2004      2003      2002
--------------------------------  --------  --------  --------
Beginning balance                 $547,690  $389,553  $268,806
Provisions charged to operations   220,000   162,000   144,000
Recoveries                          16,179    12,691    12,495
                                  --------  --------  --------
                                   783,869   564,244   425,301
Loans charged off                   39,007    16,554    35,748
                                  --------  --------  --------
Ending balance                    $744,862  $547,690  $389,553
                                  ========  ========  ========

      The Bank makes loans to customers located in the Maryland suburbs of Washington D.C. Although the loan portfolio is diversified, the regional economy will influence its performance.

7.    RESTRICTED EQUITY SECURITIES

      Restricted equity securities were as follows:

          DECEMBER 31,                  2004       2003      2002
-----------------------------------  ----------  --------  --------
Federal Reserve Bank stock           $  356,450  $356,450  $161,750
Atlantic Central Bankers Bank stock      12,000    12,000    12,000
Federal Home Loan Bank stock            511,500   350,000   200,000
Maryland Financial Bank stock           200,000   100,000         -
                                     ----------  --------  --------
TOTAL                                $1,079,950  $818,450  $373,750
                                     ==========  ========  ========

8.    BANK PREMISES AND EQUIPMENT

      A summary of bank premises and equipment and the related depreciation follows:

Land                                         $  487,673  $  487,673  $  390,000
Building                          50 years    1,264,831   1,201,361   1,135,350
Leasehold improvements           5-30 years     523,019     469,144     255,754
Furniture and equipment           5-7 years     767,515     738,372     629,953
                                             ----------  ----------  ----------
                                              3,043,038   2,896,550   2,411,057
Accumulated depreciation                        690,690     616,881     490,814
                                             ----------  ----------  ----------
Net bank premises and equipment              $2,352,348  $2,279,669  $1,920,243
                                             ==========  ==========  ==========

Depreciation expense                         $  123,673  $  126,067  $   98,346
                                             ==========  ==========  ==========

      Computer software included in other assets, and related amortization, are as follows:

Cost                      5 years  $201,436  $198,586  $139,826
Accumulated amortization            148,103   122,066    95,821
                                   --------  --------  --------
Net computer software              $ 53,333  $ 76,520  $ 44,005
                                   ========  ========  ========

Amortization expense               $ 26,036  $ 26,245  $ 19,988
                                   ========  ========  ========

9.    DEPOSITS

      Major classifications of interest bearing deposits are as follows:

         DECEMBER 31,              2004         2003         2002
------------------------------  -----------  -----------  -----------
Money market and NOW            $16,475,269  $13,834,126  $15,052,542
Savings                          10,652,997   10,338,384    8,428,891
Other time - $100,000 and over   17,269,348    7,669,333    7,324,067
Other time                       19,143,186   17,580,884   18,836,289
                                -----------  -----------  -----------
                                $63,540,800  $49,422,727  $49,641,789
                                ===========  ===========  ===========

      Time deposits mature as follows:

      DECEMBER 31,             2004        2003         2002
------------------------   -----------  -----------  -----------
Within one year            $10,636,468  $13,291,356  $ 9,946,325
Over one to two years        9,445,817    6,097,076   10,375,593
Over two to three years      5,430,631    3,160,300    4,683,713
Over three to four years    10,899,618    1,008,669      247,247
Over four to five years              -    1,692,816      907,478
                           -----------  -----------  -----------
                           $36,412,534  $25,250,217  $26,160,356
                           ===========  ===========  ===========

      Interest on deposits for the years ended December 31, 2004, 2003, and 2002 consisted of the following:

          DECEMBER 31,                2004        2003        2002
---------------------------------  ----------  ----------  ----------
Money market and NOW               $   81,213  $   74,869  $   77,414
Savings                                51,648      59,969      80,250
Time deposits - $100,000 and over     358,154     290,451     295,294
Other time deposits                   442,543     638,110     849,140
                                   ----------  ----------  ----------
                                   $  933,557  $1,063,399  $1,302,098
                                   ==========  ==========  ==========

10.   SHORT-TERM BORROWINGS

      The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent bank totaling $9,500,000 as of December 31, 2004. The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $22,713,000 of which the Bank had borrowed $7,000,000 as of December 31, 2004 as outlined below.

      Short-term borrowings consist of promissory notes sold to the Bank's customers and federal funds purchased. The short-term promissory notes are sold to the Bank's customers, reprice daily and have maturities of 270 days or less. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

      Information relating to short-term borrowings is a follows:

                                          2004                 2003                2002
DECEMBER 31,                        AMOUNT     RATE      Amount     Rate     Amount     Rate
-------------------------------   ----------   -----   ----------   -----   ---------   -----
Amount outstanding at year-end
   Short-term promissory notes    $3,637,012   0.77%   $        -           $       -
   FHLB federal funds purchased    1,000,000   1.64%    3,000,000   1.24%           -
                                  ----------           ----------           ---------
Total                              4,637,012            3,000,000                   -
                                  ==========           ==========           =========

Average for the Year
   Short-term promissory notes       115,320   0.74%            -                   -
   FHLB federal funds purchased       85,117   1.74%       53,425   1.00%       8,219   2.06%
                                  ----------           ----------           ---------
Total                             $  200,437           $   53,425           $   8,219
                                  ==========           ==========           =========

11.   LONG-TERM BORROWINGS

      At December 31, 2004, the Bank had two long-term advances from the Federal Home Loan Bank (FHLB) totaling $6,000,000.

      The 1.79% FHLB borrowings in the amount of $2,000,000 are due March 17, 2009. Interest is payable March 17, June 17, September 17 and December 17, of each year. Effective March 16, 2006 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate.

      The 4.80% FHLB borrowings in the amount of $4,000,000 are due on January 3, 2011. Interest is payable January 3, April 3, July 3, and October 3 of each year. Effective January 3, 2002 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate.

                                         2004                  2003                  2002
DECEMBER 31,                       AMOUNT     RATE       Amount     Rate       Amount     Rate
------------------------------   ----------   -----   -----------   -----   -----------   -----
Amount outstanding at year-end
   FHLB advance due 2009         $2,000,000   1.79%   $         -           $         -
   FHLB advance due 2011          4,000,000   4.80%     4,000,000   4.80%     4,000,000   4.80%
                                 ----------           -----------           -----------
Total                             6,000,000             4,000,000             4,000,000
                                 ==========           ===========           ===========

Average for the Year
   FHLB advance due 2009          1,836,066   1.78%             -                     -
   FHLB advance due 2011          4,000,000   4.80%     4,000,000   4.80%     4,000,000   4.80%
                                 ----------           -----------           -----------
Total                             5,836,066           $ 4,000,000           $ 4,000,000
                                 ==========           ===========           ===========

12.   RELATED PARTY TRANSACTIONS

      The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $6,886, $10,159, and $18,175 during the years ended December 31, 2004, 2003, and 2002, respectively. Bancshares has a $550,000 investment in Pointer Ridge. Frank Lucente, a director of Bancshares and the Bank, controls twenty five percent of Pointer Ridge.

      Loans made to officers and directors or their affiliated companies totaled $2,888,793, $1,959,356, and $1,484,469, at December 31, 2004, 2003, and
      2002, respectively. The directors and officers and their affiliated companies maintained deposits with the Bank of $7,992,743, $6,149,089, and $9,348,805 at December 31, 2004, 2003, and 2002, respectively. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

      The schedule below summarizes changes in amounts of loans outstanding to executive officers and directors or their affiliated companies:

DECEMBER 31,                       2004            2003
----------------------------   -------------   -------------
Balance at beginning of year   $  1,959,356    $  1,484,469
Additions                         2,661,910       3,486,164
Repayments                       (1,732,473)     (3,011,277)
                               ------------    ------------
Balance at end of year         $  2,888,793    $  1,959,356
                               ============    ============

13.   INCOME TAXES

      The components of income tax are as follows:

FOR YEAR ENDED DECEMBER 31,      2004         2003        2002
---------------------------   ----------   ----------   ---------
Current
  Federal                     $ 386,878    $ 203,708    $ 145,786
  State                          68,099       28,031            -
                              ---------    ---------    ---------
                                454,977      231,739      145,786
Deferred                        (16,774)      (7,123)      19,098
                              ---------    ---------    ---------
                              $ 438,203    $ 224,616    $ 164,884
                              =========    =========    =========

      The components of the deferred income taxes are as follows:

Provision for loan losses                      $ (75,849)   $(75,018)   $(41,054)
Organizational costs                               5,897     (28,013)          -
Deferred loan origination fees and cost, net      38,251      34,951      31,311
Depreciation                                      14,927      60,957        (753)
Operating loss carryover                               -           -      29,594
                                               ---------    --------    --------
                                               $ (16,774)   $ (7,123)   $ 19,098
                                               =========    ========    ========

      The components of the net deferred tax assets are as follows:

DECEMBER 31,                                                2004       2003        2002
------------------------------------------------------   ---------   ---------   ----------
Deferred tax assets
  Allowance for loan losses                              $ 253,337   $ 177,488   $ 102,470
  Organization costs                                        22,116      28,013           -
  Net unrealized loss on securities available for sale      50,842      39,818           -
  Net operating loss carryforward                                -           -           -
                                                         ---------   ---------   ---------
                                                           326,295     245,319     102,470
                                                         ---------   ---------   ---------

Deferred tax liabilities
  Deferred loan origination costs                          137,022      98,771      63,820
  Depreciation                                             100,550      85,623      24,666
  Net unrealized gain on securities available for sale           -           -      48,005
                                                         ---------   ---------   ---------
                                                           237,572     184,394     136,491
                                                         ---------   ---------   ---------
Net deferred tax asset (liability)                       $  88,723   $  60,925   $ (34,021)
                                                         =========   =========   =========

            The differences between the federal income tax rate of 34 percent and the effective tax rate for the Bank are reconciled as follows:

                                                          2004    2003     2002
                                                          -----   -----   -----
Statutory federal income tax rate                         34.0%   34.0%   34.0%
Increase (decrease) resulting from
  State income taxes, net of federal income tax benefit    3.1     1.9       -
  Tax exempt income                                       (2.6)   (3.9)   (1.3)
  Nondeductible expenses                                   0.3     0.3     0.1
  Other                                                    0.1       -       -
                                                          ----    ----    ----
Effective tax rate                                        34.9%   32.3%   32.8%
                                                          ====    ====    ====

14.   RETIREMENT PLAN

      The Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, which was amended in March 2003 and effective January 1, 2003, the Bank matches the first 3% of employee contributions to the plan and 50% of the next 2% of employee contributions, for a maximum required contribution of 4% of employee eligible compensation. This plan, which covers substantially all employees, allows for elective employee deferrals. The Bank's contributions to the plan for 2004, 2003, and 2002, were $42,623, $37,716, and $14,255, respectively.

15.   CAPITAL STANDARDS

      The Federal Deposit Insurance Corporation has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2004, 2003, and 2002, the capital ratios and minimum capital requirements are as follows:

                                                                Minimum capital      To be well
 (in thousands)                                    Actual           adequacy        capitalized
DECEMBER 31, 2004                             Amount    Ratio   Amount    Ratio   Amount    Ratio
-------------------------------------------   -------   -----   -------   -----   -------   -----
   Total capital  (to risk-weighted assets)
          Consolidated                        $14,330   16.3%   $ 7,050   8.0%    $ 8,813   10.0%
          Old Line Bank                       $13,662   15.5%   $ 7,050   8.0%    $ 8,813   10.0%
   Tier 1 capital (to risk-weighted assets)
          Consolidated                        $13,585   15.4%   $ 3,525   4.0%    $ 5,288    6.0%
          Old Line Bank                       $12,917   14.7%   $ 3,525   4.0%    $ 5,288    6.0%
   Tier 1 capital (to average assets)
          Consolidated                        $13,585   12.7%   $ 4,272   4.0%    $ 5,340    5.0%
          Old Line Bank                       $12,917   12.1%   $ 4,257   4.0%    $ 4,407    5.0%

                                              Amount    Ratio   Amount    Ratio   Amount    Ratio
                                              -------   -----   -------   -----   -------   -----
December 31, 2003
   Total capital  (to risk-weighted assets)
          Consolidated                        $13,445   20.2%   $ 5,326   8.0%    $ 6,657   10.0%
          Old Line Bank                       $13,002   19.6%   $ 5,312   8.0%    $ 6,639   10.0%
   Tier 1 capital (to risk-weighted assets)
          Consolidated                        $12,898   19.4%   $ 2,663   4.0%    $ 3,994    6.0%
          Old Line Bank                       $12,455   18.8%   $ 2,656   4.0%    $ 3,984    6.0%
   Tier 1 capital (to average assets)
          Consolidated                        $12,898   14.7%   $ 3,514   4.0%    $ 4,392    5.0%
          Old Line Bank                       $12,455   14.2%   $ 3,506   4.0%    $ 4,383    5.0%

December 31, 2002

   Total capital  (to risk-weighted assets)
          Old Line Bank                       $ 5,983   11.7%   $ 4,091   8.0%    $ 5,114   10.0%
   Tier 1 capital (to risk-weighted assets)
          Old Line Bank                       $ 5,593   10.9%   $ 2,052   4.0%    $ 3,079    6.0%
   Tier 1 capital (to average assets)
          Old Line Bank                       $ 5,593    7.9%   $ 2,832   4.0%    $ 3,540    5.0%

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

16.   COMMITMENTS AND CONTINGENCIES

      The Bank leases three branch locations under operating lease agreements expiring through 2015. Each of the leases provides extension options. The approximate future minimum lease commitments under the operating leases as of December 31, 2004, are as follows:

   Year        Amount
---------   -----------
   2005     $    78,551
   2006         145,736
   2007         157,406
   2008         162,371
   2009         142,471
Remaining       577,434
            -----------
            $ 1,263,969
            ===========

      Rent expense was $74,463, $81,056, and $83,651 for the years ended December 31, 2004, 2003, and 2002, respectively.

      In the normal course of business the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank's financial statements.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                   DECEMBER 31, 2004         December 31, 2003         December 31, 2002
                                 CARRYING      FAIR        Carrying      Fair        Carrying      Fair
                                  AMOUNT       VALUE        amount       value        amount       value
                                ----------   ----------   ----------   ----------   ----------   ----------
 Financial assets
    Time deposits                  300,000      301,469      700,000      713,092      600,000      624,920
    Investment securities       17,816,701   17,807,117   19,185,331   19,192,900   18,739,141   18,853,001
    Loans                       81,504,890   81,800,291   59,517,690   60,257,105   43,058,786   44,440,324

 Financial liabilities
    Interest bearing deposits   63,540,800   63,618,816   49,422,727   50,097,561   49,641,789   50,727,499
     Long term borrowings        6,000,000    6,024,540    4,000,000    4,150,607    4,000,000    4,172,581

18.   OTHER OPERATING EXPENSES

      Other operating expenses that are over 1% of gross revenues are as follows:

YEAR ENDED DECEMBER 31,             2004       2003       2002
-------------------------------   --------   --------   --------
Director fees                     $ 93,359   $ 53,499   $ 38,200
Branch security costs               34,042     58,726     28,078
Audit & exam fees                   60,000     74,884     40,200
Organizational & legal expenses     41,673     86,726     25,162
Other                              466,830    344,379    372,238
                                  --------   --------   --------
Total                             $695,904   $618,214   $503,878
                                  ========   ========   ========

19.   PARENT COMPANY FINANCIAL INFORMATION

      The balance sheet, statement of income, and statement of cash flows for Old Line Bancshares, Inc. (Parent Company) follow:

OLD LINE BANCSHARES, INC.
BALANCE SHEET
DECEMBER 31,                                                    2004           2003
---------------------------------------------------------   ------------   ------------
                       ASSETS
Cash and due from banks                                     $     47,715   $    113,908
Investment securities held to maturity                                          299,475
Investment in Pointer Ridge, LLC                                 550,000              -
Investment in Old Line Bank                                   12,826,689     12,384,821
Deferred income taxes                                             22,116         28,013
Other assets                                                      47,912          1,437
                                                            ------------   ------------
                                                            $ 13,494,432   $ 12,827,654
                                                            ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                            $        120   $          -

Stockholders' equity
   Common stock, par value $.01 per share; authorized
     5,000,000 shares; issued and outstanding 1,776,394.5
      in 2004, and 1,756,894.5 in 2003.                     $     17,764   $     17,569
   Paid-in-capital                                            12,446,229     12,362,902
   Retained earnings                                           1,120,705        517,097
                                                            ------------   ------------
                                                              13,584,698     12,897,568
   Accumulated other comprehensive income                        (90,386)       (69,914)
                                                              13,494,312     12,827,654
                                                            ------------   ------------
                                                            $ 13,494,432   $ 12,827,654
                                                            ============   ============


YEAR ENDED DECEMBER 31,                  2004         2003
-----------------------------------   ----------   ----------
INTEREST AND DIVIDEND REVENUE
   Distribution from bank             $ 413,032    $       -
   U.S. Treasury securities                 602          109
   Certificates of deposit                4,910            -
                                      ---------    ---------
TOTAL INTEREST AND DIVIDEND REVENUE     418,544          109

OPERATING EXPENSES
   Organizational expense                     -       86,726
   Other operating                       94,499            -
                                      ---------    ---------
        Total operating expenses         94,499       86,726

INCOME BEFORE INCOME TAXES              324,045      (86,617)
Income tax benefit                      (30,256)     (29,450)
                                      ---------    ---------
                                        354,301      (57,167)

Undistributed net income of bank        462,340      527,429
                                      ---------    ---------

Net income                            $ 816,641    $ 470,262
                                      =========    =========

OLD LINE BANCSHARES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31,                                                 2004        2003
-------------------------------------------------------------------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Interest and dividends received                                    $ 417,892    $       -
   Cash paid for operating expenses                                     (94,379)     (86,726)
                                                                      ---------    ---------
                                                                        323,513      (86,726)
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of investment securities held to maturity                  (139,874)    (499,366)
   Proceeds from maturity of investment securities held to maturity     440,000      200,000
   Purchase (redemption) of certificates of deposit                           -            -
   Investment in real estate, LLC                                      (550,000)           -
                                                                      ---------    ---------
                                                                       (249,874)    (299,366)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from stock options exercised                                 73,200            -
   Dividends paid                                                      (213,032)           -
   Cash from Bank at reorganization                                           -      500,000
                                                                      ---------    ---------
                                                                       (139,832)     113,908
                                                                      ---------    ---------

NET INCREASE (DECREASE) IN CASH                                         (66,193)     113,908
                                                                      ---------    ---------

Cash and cash equivalents at beginning of year                          113,908            -
                                                                      ---------    ---------
Cash and cash equivalents at end of year                              $  47,715    $ 113,908
                                                                      =========    =========

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES
   Net income                                                         $ 816,641    $ 470,262
   Adjustment to reconcile net income to net cash used in operating activities
       Undistributed net income of subsidiary                          (462,340)    (527,429)
       Accretion of discount on debt securities                            (652)        (109)
       (Increase) Decrease in deferred income taxes                       5,897      (28,013)
       Increase in other liabilities                                        120
       Increase in other assets                                         (36,153)      (1,437)
                                                                      ---------    ---------
                                                                      $ 323,513    $ (86,726)
                                                                      =========    =========

20.   STOCKHOLDER'S EQUITY

      STOCK OPTIONS

      A summary of the status of the outstanding options follows:

                                          2004                         2003                         2002
                                 ---------------------------   --------------------------   --------------------------
                                                 WEIGHTED                    Weighted                      Weighted
                                   NUMBER        AVERAGE        Number        average         Number       average
                                 OF SHARES    EXERCISE PRICE   of shares   exercise price   of shares   exercise price
                                 ----------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of year      89,250     $       5.92     73,500     $         4.57    62,250     $         4.51
Options granted                     25,600            11.79     15,750              11.50    11,250               5.93
Options exercised                  (19,500)               4          -                  -         -                  -
Options expired                          -                -          -                  -         -                  -
                                 ---------     ------------     ------     --------------    ------     --------------
Outstanding, end of year            95,350     $       7.94     89,250     $         5.92    73,500     $         4.57
                                 =========     ============     ======     ==============    ======     ==============

                          Outstanding options               Options exercisable
                --------------------------------------   -------------------------
                    Number        Weighted    Weighted      Number        Weighted
                outstanding at    average     average    outstanding at   average
Exercise         December 31,    remaining    exercise   December 31,     exercise
 price               2004          term        price         2004          price
                --------------   ---------    --------   --------------   --------
$   4.00-5.00       18,750       5.36 years   $   4.12       18,750       $   4.12
$  5.01-$6.00       35,250       5.47 years       5.58       35,250           5.58
$11.50-$12.00       41,350       9.50 years      11.68       35,850          11.79
                    ------       ----------   --------       ------       --------
                    95,350       7.36 years   $   7.94       89,850       $   7.70
                    ======       ==========   ========       ======       ========

      The weighted average fair value of options granted during 2004, 2003, and 2002, has been estimated using the Black-Scholes option-pricing model with the following assumptions:

                           2004      2003    2002
                          ------   ------   ------
Dividend yield             1.02%    0.81%    1.37%
Risk-free interest rate    4.22%    3.27%    3.00%
Expected volatility       25.10%   25.10%   21.37%
Expected life in years       10       10       10

      PREFERRED STOCK-Bancshares is authorized to issue up to 1,000,000 shares of preferred stock with a par value of one cent per share.

21.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations

                               THREE MONTHS ENDED

2004                         DECEMBER 31,  SEPTEMBER 30,   JUNE 30,   MARCH 31,
--------------------------   ------------  -------------  ---------   ---------
                             (Dollars in thousands except per share data)
Interest income              $     1,356   $      1,253   $  1,123    $  1,086
Interest expense                     312            288        283         280
Net interest income                1,044            965        840         806
Provision for loan losses             45             85         45          45
Net income                           248            239        150         180
Earnings per share-basic            0.14           0.13       0.08        0.10
Earnings per share-diluted          0.14           0.13       0.08        0.10

2003
--------------------------   -----------   ------------   --------    --------
Interest income              $     1,060   $      1,019   $    953    $    962
Interest expense                     279            311        328         341
Net interest income                  782            708        625         621
Provision for loan losses             36             48         42          36
Net income                           132             76        135         127
Earnings per share-basic            0.08           0.04       0.14        0.15
Earnings per share-diluted          0.07           0.04       0.14        0.14

2002
--------------------------   -----------   ------------   --------    --------
Interest income              $       949   $        976   $    947    $    884
Interest expense                     358            379        380         380
Net interest income                  591            597        567         504
Provision for loan losses             36             42         36          30
Net income                            79             82         91          86
Earnings per share-basic            0.09           0.10       0.11        0.10
Earnings per share-diluted          0.09           0.09       0.10        0.10

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

      In addition, there were no changes in Old Line Bancshares, Inc.'s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Act of 1934, as amended) during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.'s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None

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

      The remaining information required by this Item 9 is incorporated by reference to the information appearing under the captions "Election of Directors," "Board Meetings and Committees," Executive Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2005 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

ITEM 10. EXECUTIVE COMPENSATION

      The information required by this Item 10 is incorporated by reference to the information appearing under the captions "Executive Compensation" and "Board Meetings and Committees" in the Proxy Statement for the 2005 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item 11 is incorporated by reference to the information appearing under the captions "Security Ownership of Management and Certain Security Holders" in the Proxy Statement for the 2005 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 12 is incorporated by reference to the information appearing under the captions "Certain Relationships and Related Transactions" in the Proxy Statement for the 2005 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

ITEM 13. EXHIBITS

Exhibit No.                      Description of Exhibits
3.1(A)       Articles of Amendment and Restatement of Old Line Bancshares, Inc.
3.2(A)       Amended and Restated Bylaws of Old Line Bancshares, Inc.
4(A)         Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1(A)      Executive Employment Agreement of James W. Cornelsen
10.2(G)      First Amendment to Executive Employment Agreement of James W.
             Cornelsen
10.3(A)      Executive Employment Agreement of Joseph E. Burnett
10.4(G)      First Amendment to Executive Employment Agreement of Joseph W.
             Burnett
10.5(A)      Employment Agreement of Christine M. Rush
10.6(G)      First Amendment to Executive Employment Agreement of Christine M.
             Rush
10.7(B)      2001 Stock Option Plan, as amended
10.8(B)      Form of Incentive Stock Option Agreement for 2001 Stock Option Plan
10.9(B)      Form of Non-Qualified Stock Option Agreement for 2001 Stock Option
             Plan
10.10(C)     1990 Stock Option Plan, as amended
10.11(C)     Form of Incentive Stock Option Grant Letter for 1990 Stock Option
             Plan
10.12(C)     Form of Director Non-Qualified Stock Option Agreement for 1990
             Stock Option Plan
10.13(E)     2004 Equity Incentive Plan
10.14(G)     Form of Incentive Stock Option Agreement for 2004 Equity Incentive
             Plan
10.15(G)     Old Line Bancshares, Inc. and Old Line Bank Director Compensation
             Policy
10.16(D)     Lease Agreement dated April 29, 1999 between Live Oak Limited
             Partnership and Old Line National Bank
10.17(D)     Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank
10.18(F)     Commercial Lease Agreement dated July 7, 2004 by and between
             Ridgely I, LLC and Old Line Bank
10.19(F)     Operating Agreement for Pointer Ridge Office Investment, LLC among
             J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc.,
             Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all
             as Members and Chesapeake Pointer Ridge Manager, LLC
14(D)        Code of Ethics for Senior Financial Officers
21(A)        Subsidiaries of Registrant
23.1         Consent of Rowles & Company, LLP
31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32           Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)      Agreement and Plan of Reorganization between Old Line Bank and Old
             Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

(A) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended

(Registration Number 333-111587).

(C) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-113097).

(D) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Annual Report on Form 10-KSB/A filed on April 8, 2004.

(E) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116845).

(F) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on January 5, 2005.

Note: Exhibits 10.1 through 10.15, relate to management contracts or compensatory plans or arrangements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND NON-AUDIT FEES

      The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.'s annual consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

                                YEAR ENDED
                                DECEMBER 31
                         2004                  2003
Audit Fees(1)           $39,556              $36,495
Audit Related Fees (2)        -               28,672
Tax Fees (3)              6,292                7,177
All Other Fees(4)         3,102                5,698
Total                   $48,950              $78,042
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

(4) Except for $2,306 incurred during 2004 for training costs, other fees relate to fees for internal auditing services rendered for periodic audits of Old Line Bancshares, Inc.'s and Old Line Bank's internal practices and procedures to ensure they remain compliant with Federal Reserve and supervisory guidelines. These services were contracted prior to May 1, 2003 and Rowles and Company, LLP completed these services prior to May 6, 2004.

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

                                            Old Line Bancshares, Inc.

Date: March 24, 2005                        By: /s/ James W. Cornelsen
                                                ------------------------------
                                                James W. Cornelsen, President
                                                (Principal Executive Officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                            Title                      Date
         ----                            -----                      ----
/s/ James W. Cornelsen         Director, President and
---------------------------    Chief Executive Officer
James W. Cornelsen             (Principal Executive Officer)    March 24, 2005


/s/ Christine M. Rush          Chief Financial Officer
---------------------------    (Principal Accounting and
Christine M. Rush              Financial Officer)               March 24, 2005


/s/ Charles A. Bongar, Jr.     Director                         March 24, 2005
--------------------------
Charles A. Bongar, Jr.

/s/ Craig E. Clark             Director and                     March 24, 2005
---------------------------    Chairman of the Board
Craig E. Clark

/s/ Daniel W. Deming           Director                         March 24, 2005
---------------------------
Daniel W. Deming

/s/ James F. Dent              Director                         March 24, 2005
---------------------------
James F. Dent

/s/ Nancy L. Gasparovic        Director                         March 24, 2005
---------------------------
Nancy L. Gasparovic

/s/ Randy A. Lakes             Director                         March 24, 2005
---------------------------
Randy A. Lakes

/s/ Frank Lucente, Jr.         Director                         March 24, 2005
---------------------------
Frank Lucente, Jr.

/s/ Gail D. Manuel             Director                         March 24, 2005
---------------------------
Gail D. Manuel

/s/ John D. Mitchell           Director                         March 24, 2005
---------------------------
John D. Mitchell

/s/ Gregory S. Proctor, Sr.    Director                         March 24, 2005
---------------------------
Gregory S. Proctor, Sr.

                                  EXHIBIT INDEX

Exhibit No.                       Description of Exhibits
3.1(A)       Articles of Amendment and Restatement of Old Line Bancshares, Inc.
3.2(A)       Amended and Restated Bylaws of Old Line Bancshares, Inc.
4(A)         Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1(A)      Executive Employment Agreement of James W. Cornelsen
10.2(G)      First Amendment to Executive Employment Agreement of James W.
             Cornelsen
10.3(A)      Executive Employment Agreement of Joseph E. Burnett
10.4(G)      First Amendment to Executive Employment Agreement of Joseph W.
             Burnett
10.5(A)      Employment Agreement of Christine M. Rush
10.6(G)      First Amendment to Executive Employment Agreement of Christine M.
             Rush
10.7(B)      2001 Stock Option Plan, as amended
10.8(B)      Form of Incentive Stock Option Agreement for 2001 Stock Option Plan
10.9(B)      Form of Non-Qualified Stock Option Agreement for 2001 Stock Option
             Plan
10.10(C)     1990 Stock Option Plan, as amended
10.11(C)     Form of Incentive Stock Option Grant Letter for 1990 Stock Option
             Plan
10.12(C)     Form of Director Non-Qualified Stock Option Agreement for 1990
             Stock Option Plan
10.13(E)     2004 Equity Incentive Plan
10.14(G)     Form of Incentive Stock Option Agreement for 2004 Equity Incentive
             Plan
10.15(G)     Old Line Bancshares, Inc. and Old Line Bank Director Compensation
             Policy
10.16(D)     Lease Agreement dated April 29, 1999 between Live Oak Limited
             Partnership and Old Line National Bank
10.17(D)     Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank
10.18(F)     Commercial Lease Agreement dated July 7, 2004 by and between
             Ridgely I, LLC and Old Line Bank
10.19(F)     Operating Agreement for Pointer Ridge Office Investment, LLC among
             J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc.,
             Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all
             as Members and Chesapeake Pointer Ridge Manager, LLC
14(D)        Code of Ethics for Senior Financial Officers
21(A)        Subsidiaries of Registrant
23.1         Consent of Rowles & Company, LLP
31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32           Certification of Chief Executive Officer and Chief Financial
             Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)      Agreement and Plan of Reorganization between Old Line Bank and Old
             Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

(A) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-111587).

(C) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended

(Registration Number 333-113097).

(D) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Annual Report on Form 10-KSB/A filed on April 8, 2004.

(E) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116845).

(F) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on January 5, 2005.

Note: Exhibits 10.1 through 10.15, relate to management contracts or compensatory plans or arrangements.