Form 10QSB
period 2005-03-31
OLD LINE BANCSHARES INC
filed 2005-05-13
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

Commission file number: 000-50345

Old Line Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Maryland	20-0154352

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2995 Crain Highway, Waldorf, Maryland 20601

Address of principal executive offices

(301) 645-0333

Issuer’s telephone number

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes ☑      No ☐

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

     At May 1, 2005, 2,140,660.5 shares of the issuer’s Common Stock, par value $.01 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (Check One): Yes ☐       No ☑

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated
Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets

Cash and due from banks	$3,337,177	$4,090,776
Federal funds sold	22,467,828	5,229,867

Total cash and cash equivalents	25,805,005	9,320,643
Time deposits in other banks	—	300,000
Investment securities available for sale	14,643,096	15,612,411
Investment securities held to maturity	2,204,081	2,204,290
Loans, less allowance for loan losses	83,746,378	81,504,890
Restricted equity securities at cost	1,127,750	1,079,950
Investment in real estate, LLC	550,000	550,000
Bank premises and equipment	2,397,335	2,352,348
Accrued interest receivable	413,162	365,388
Deferred income taxes	192,686	88,723
Other assets	210,726	190,675

	$131,290,219	$113,569,318

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$29,697,240	$25,424,314
Interest bearing	75,206,920	63,540,800

Total deposits	104,904,160	88,965,114
Short-term borrowings	6,467,206	4,637,012
Long-term borrowings	6,000,000	6,000,000
Accured interest payable	226,196	173,320
Income tax payable	—	184,975
Other liabilities	141,671	114,585

	117,739,233	100,075,006

Stockholders’ equity
Common stock, par value $.01 per share in 2005 and 2004, authorized 5,000,000 shares in 2005 and 2004; issued and outstanding 2,140,660.5 in 2005 and 1,776,394.5 in 2004	$21,407	$17,764
Additional paid-in-capital	12,500,657	12,446,229
Retained earnings	1,293,851	1,120,705

	13,815,915	13,584,698
Accumulated other comprehensive income	(264,929)	(90,386)

	13,550,986	13,494,312

	$131,290,219	$113,569,318

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated
Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest revenue
Loans, including fees	$1,218,134	$904,238
U.S. Treasury securities	31,575	23,518
U. S. government agency securities	60,793	78,281
Mortgage backed securities	23,960	33,329
Tax exempt securities	28,843	25,137
Federal funds sold	71,381	6,872
Other	13,755	14,863

Total interest revenue	$1,448,441	$1,086,238

Interest expense
Deposits	343,846	227,069
Borrowed funds	66,940	53,333

Total interest expense	410,786	280,402

Net interest income	1,037,655	805,836

Provision for loan losses	50,000	45,000

Net interest income after provision for loan losses	987,655	760,836

Noninterest revenue
Service charges on deposit accounts	56,752	59,307
Other fees and commissions	96,519	98,920

Total noninterest revenue	153,271	158,227

Noninterest expenses
Salaries	408,637	318,489
Employee benefits	72,671	58,293
Occupancy	55,581	51,297
Equipment	26,293	28,350
Data processing	31,446	31,780
Other operating	195,951	156,901

Total noninterest expenses	790,579	645,110

Income before income taxes	350,347	273,953

Income taxes	123,548	93,607

Net Income	$226,799	$180,346

Basic earnings per common share	$0.11	$0.09
Diluted earnings per common share	$0.10	$0.08

See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholder’s Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2004	1,776,394.5	$17,764	$12,446,229	$1,120,705	$(90,386)	—
Net income	—	—	—	226,799	—	$226,799
Unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	(174,543)	(174,543)

Comprehensive income	—	—	—	—	—	$52,256

Cash dividend $.03 per share	—	—	—	(53,517)	—
Stock split effected in the form of a 20% stock dividend	355,266.0	3,553	(3,553)	(136)	—
Stock options exercised	9,000.0	90	57,981	—	—

Balance, March 31, 2005	2,140,660.5	$21,407	$12,500,657	$1,293,851	$(264,929)

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities
Interest received	$1,381,868	$1,034,119
Fees and commissions received	152,404	158,227
Interest paid	(357,910)	(273,082)
Cash paid to suppliers and employees	(752,774)	(577,985)
Income taxes paid	(318,501)	(142,238)

	105,087	199,041

Cash flows from investing activities
Purchase of investment securities
Held to maturity	—	(341,939)
Available for sale at maturity or call	—	(500,000)
Proceeds from disposal of investment securities
Held to maturity	—	440,000
Available for sale at maturity or call	699,550	1,331,153
Loans made, net of principal collected	(2,271,243)	(3,983,375)
Purchase of equity securities	(47,800)	(50,000)
(Purchase) redemption of certificates of deposit	300,000	—
Purchase of premises and equipment and software	(74,890)	(3,847)

	(1,394,383)	(3,108,008)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	6,361,298	4,656,102
Other deposits	9,577,748	4,372,968
Net change in borrowed funds	1,830,194	(1,000,000)
Proceeds from stock options exercised	58,071	83,522
Dividends paid	(53,653)	(53,157)

	17,773,658	8,059,435

Net increase (decrease) in cash and cash equivalents	16,484,362	5,150,468

Cash and cash equivalents at beginning of period	9,320,643	6,479,947

Cash and cash equivalents at end of period	$25,805,005	$11,630,415

See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Three months ended
	March 31,
	2005	2004
Reconciliation of net income to net cash provided by operating activities
Net income	$226,799	$180,346

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,495	38,296
Provision for loan losses	50,000	45,000
Change in deferred loan fees net of costs	(20,245)	(19,102)
Amortization of premiums and discounts	1,446	1,416
Deferred income taxes	(9,978)	(15,415)
Increase (decrease) in
Accrued interest payable	52,876	7,320
Other liabilities	(157,889)	(4,442)
Decrease (increase) in
Accrued interest receivable	(47,774)	(34,433)
Other assets	(26,643)	55

	$105,087	$199,041

See accompanying notes to consolidated financial statements

OLD LINE BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

     Organization

     Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is owning all of the capital stock of Old Line Bank. Old Line Bancshares also has a $550,000 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares, Inc. owns 50% of Pointer Ridge.

     Basis of Presentation

     The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc. and its wholly owned subsidiary, Old Line Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

     The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2004 were derived from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares, Inc.’s Form 10-KSB. There have been no significant changes to the Company’s accounting policies as disclosed in the Form 10-KSB. The results shown in this interim report are not necessarily indicative of results expected for the full year 2005.

     The accounting and reporting policies of Old Line Bancshares, Inc. conform to accounting principles generally accepted in the United States of America.

2. INVESTMENT SECURITIES

     As Old Line Bancshares, Inc. purchases securities, management determines if the securities should be classified as held to maturity, available for sale or trading. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. Securities which management may sell before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after tax basis. Management has not identified any investment securities as trading.

3. INCOME TAXES

     The provision for income taxes includes taxes payable for the current year and deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

4. EARNINGS PER SHARE

     Basic earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive affect to the 20% stock dividend paid to shareholders of record on March 7, 2005 and payable March 24, 2005. Diluted earnings per share is calculated including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended
	March 31,
	2005	2004
Weighted average number of shares	2,136,212.4	2,116,133.4
Dilutive average number of shares	36,165.0	35,960.4

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

Had compensation been determined in accordance with the provisions of SFAS No. 123, the Bank’s net income and earnings per share would have been reduced to the following pro forma amounts:

	March 31,
Quarter Ended	2005	2004
Net income
As reported	$226,799	$180,346
Stock -based employee compensation expense	(3,283)	—
Income tax benefit of employee compensation expense	1,268	—

Pro forma	$224,784	$180,346

Basic earnings per share
As reported	$0.11	$0.09
Pro forma	0.11	0.09
Diluted earnings per share
As reported	$0.10	$0.08
Pro forma	0.10	0.08

     A summary of the status of the outstanding options follows:

		March 31, 2005
	Number of	Weighted Average
	Shares	exercise price
Outstanding, beginning of year	114,420	$6.62
Options granted	—	—
Options exercised	(9,000)	4.07

Outstanding, March 31, 2005	105,420	$6.84

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Some of the matters discussed below include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be different from those anticipated or estimated for the reasons discussed below and the reasons under the heading “Information Regarding Forward Looking Statements.”

General

     Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.

     The primary business of Old Line Bancshares, Inc. is owning all of the capital stock of Old Line Bank. Old Line Bancshares also has a $550,000 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares, Inc. owns 50% of Pointer Ridge. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls twenty five percent of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and plans to construct a commercial office building containing approximately 40,000 square feet. Old Line Bancshares, Inc. plans to lease approximately 50% of this building for its main office (moving its existing main office from Waldorf, Maryland) and a branch of Old Line Bank.

     All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, to reflect the stock split effected in the form of a 20% stock dividend paid March 24, 2005.

Summary of Recent Performance and Other Activities

     We are pleased to report that during the quarter that ended March 31, 2005, we have made progress towards accomplishing our 2005 goals. During the year, we plan to improve earnings by:

•	Increasing interest revenue through continued growth.

•	Reducing interest expense by growing core deposits and non-interest bearing deposits with increased business development and promotional campaigns.

•	Increasing non-interest revenue by establishing a boat loan origination division that will originate and sell luxury boat loans for a fee.

     Because of our continued and we believe successful business development efforts, Old Line Bank continues to achieve name recognition in the markets in which we operate and experienced a 2.75% growth in net loans and a 17.92% growth in deposits during the three months ended March 31, 2005 compared to December 31, 2004. This loan and deposit growth has allowed us to improve Old Line Bancshares’ net interest income while maintaining asset quality. At March 31, 2005, we had no loans past due more than 90 days. We maintained an allowance for loan losses to period end gross loans of 0.94% at March 31, 2005 compared to 0.91% at December 31, 2004. We have accomplished this growth while preserving leverage and capital standards that exceed regulatory requirements.

     In February 2005, we hired a loan officer to establish the boat loan origination division which trades under the name Old Line Marine. The establishment of this division increased non interest expense and had a modest impact on non-interest revenue. By the fourth quarter of 2005, we anticipate this division will have a modest, positive impact on net income.

     The following outlines the highlights of our financial performance for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004. All numbers are in thousands (000’s).

Three months ended March 31,	2005	2004	$ Change	% Change
Net income	$227	$180	$47	26.11%
Interest revenue	1,448	1,086	362	33.33%
Interest expense	411	280	131	46.79%
Net interest income after provision for loan losses	988	761	227	29.83%
Non-interest revenue	153	158	(5)	(3.16%)
Non-interest expense	791	645	146	22.64%
Earnings per share, basic	0.11	0.09	0.02	22.22%
Earnings per share, diluted	0.10	0.08	0.02	25.00%

     In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”) to begin construction of an approximately 40,000 square foot commercial office building at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. The contract stipulates that Waverly will begin work within seven calendar days of the receipt of (1) notice to proceed from Pointer Ridge; (2) grading permit; (3) building permit; (4) fully executed contract; and (5) written verification from Pointer Ridge of funding for the project being in place. Waverly agrees to achieve substantial completion of the entire work not later than 254 calendar days from the date of commencement. The contract sum is Four

Million One Hundred Eight Thousand Dollars ($4,108,000). Waverly began excavation of the project in May.

     In August 2004, we announced plans to open a branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton, Maryland. We planned to open that branch in the fourth quarter of 2005 or the first quarter of 2006. The owner of the property has experienced engineering delays related to the construction of the facility. As a result, we now expect the branch to open in the first or second quarter of 2006.

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

     Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Net interest income after provision for loan losses for the three months ended March 31, 2005 increased $226,819 or 29.81% to $987,655 from $760,836 for the same period in 2004. The increase was primarily attributable to an increase in average loans outstanding during the period.

     Interest revenue increased from $1.1 million for the three months ended March 31, 2004 to $1.4 million for the same period in 2005. Interest expense for all interest bearing liabilities amounted to $410,786 for the three months ended March 31, 2005 versus $280,402 for the three months ended March 31, 2004. These changes were a result of normal business growth.

     Our net interest margin was 3.82% for the first three months of 2005, as compared to 3.91% for the first three months of 2004. Although the yield on average interest earning assets during the period improved 0.08% from 5.23% in 2004 to 5.31% in 2005 and average interest earning assets grew by $27.5 million, an 0.18% increase in the yield on average interest bearing liabilities from 1.95% in 2004 to 2.13% in 2005 and a $20.5 million increase in average interest bearing liabilities more than offset these improvements. The improvement in the yield on average interest earning assets occurred because the Prime rate has increased from 4.00% in March 2004 to 5.75% in March 2005. The increase in the yield on average interest bearing liabilities occurred because of a promotional campaign used to attract certificates of deposits in January 2005 and increased interest rates. We expect improvement in our net interest margin during the year because of the increase in the prime rate and because we expect loans to grow at a faster rate than interest bearing liabilities during the remainder of the year.

     The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, total liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

     Average Balances, Interest, and Yields

	For the Three Months Ended March 31,
	2005			2004
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Federal Funds Sold	$11,625,666	$72,125	2.52%	$2,853,600	$6,938	0.98
Interest bearing deposits	232,222	2,442	4.27	700,000	4,915	2.82
Investment Securities (1) (2)
U.S. Treasury	4,000,476	33,104	3.31	3,251,810	24,657	3.00
U.S. Agency	7,563,610	63,738	3.37	9,092,708	82,073	3.57
Mortgage-backed securities	2,439,461	23,960	3.93	3,344,649	33,329	3.94
Tax exempt securities	3,515,074	42,249	4.81	3,100,548	39,630	5.06
Other	1,568,962	11,574	2.95	840,428	10,093	4.75

Total investment securities	19,087,583	174,625	3.66	19,630,143	189,782	3.82

Loans: (3)
Commercial	11,231,676	193,635	6.99	8,058,165	141,968	7.07
Mortgage	48,963,593	742,989	6.15	34,169,234	487,048	5.72
Installment	21,574,094	281,510	5.29	19,551,128	275,222	5.65

Total gross loans	81,769,363	1,218,134	6.04	61,778,527	904,238	5.87
Allowance for loan losses	785,668			575,463

Total loans, net of allowance	80,983,695	1,218,134	6.10	61,203,064	904,238	5.93

Total interest-earning assets	111,929,166	1,467,326	5.31	84,386,807	1,105,873	5.23

Noninterest-bearing cash	2,796,186			2,438,126
Premises and equipment	2,370,085			2,268,651
Other assets	986,845			983,134

Total Assets	$118,082,282	$1,467,326	5.03%	$90,076,718	$1,105,873	4.92

Liabilities and Stockholders’ Equity

Interest-bearing deposits
Savings and NOW deposits	$11,230,524	$12,779	0.46%	10,790,962	$13,214	0.49
Money market and NOW	15,981,486	22,328	0.57	14,058,348	16,465	0.47
Other time deposits	41,072,771	308,739	3.05	27,360,391	197,390	2.89

Total interest-bearing deposits	68,284,781	343,846	2.04	52,209,701	227,069	1.74
Borrowed funds	9,837,693	66,940	2.76	5,393,407	53,333	3.97

Total interest-bearing liabilities	78,122,474	410,786	2.13	57,603,108	280,402	1.95
Non interest-bearing deposits	25,869,206			19,019,570

	103,991,680	410,786	1.60	76,622,678	280,402	1.47
Other liabilities	564,824			403,491
Stockholders’ equity	13,525,778			13,050,549

Total liabilities and stockholders’ equity	$118,082,282			$90,076,718

Net interest spread			3.18%			3.28

Net interest income		$1,056,540	3.82%		$825,471	3.91

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.

     Rate/Volume Variance Analysis

	Three months ended March 31,
	2005 compared to 2004
	Variance due to:
	Total	Rate	Volume
Earning Assets:
Federal Funds Sold	$65,187	43,990	$21,197
Interest bearing deposits	(2,473)	825	(3,298)
Investment Securities
U.S. Treasury	8,447	2,832	5,615
U.S. Agency	(18,335)	(4,688)	(13,647)
Mortgage backed	(9,369)	(453)	(8,916)
Tax exempt securities	2,619	(2,625)	5,244
Other	1,481	(7,170)	8,651
Loans:
Commercial	51,667	(3,656)	55,323
Mortgage	255,941	47,280	208,661
Installment	6,288	(21,895)	28,183

Total interest revenue (1)	361,453	54,440	307,013

Interest-bearing liabilities
Savings and NOW deposits	(435)	(966)	531
Money market and supernow	5,863	3,634	2,229
Other time deposits	111,349	13,635	97,714
Other borrowed funds	13,607	(29,898)	43,505

Total interest expense	130,384	(13,595)	143,979

Net interest income	$231,069	$68,035	$163,034

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

     Provision for Loan Losses

     Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge-off experience and concentrations of risk (if any). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.

     The provision for loan losses increased $5,000 or 11.11% to $50,000 for the three months ended March 31, 2005 versus $45,000 for the three months ended March 31, 2004. During the quarter, we increased the provision for loan losses due to growth in boat, mortgage and commercial loans.

     We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commissions SAB No. 102, Loan Loss Allowance Methodology and Documentation; and the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.

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

     With respect to commercial loans, management assigns a risk rating of one through eight to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of eight having the greatest amount of risk. For commercial loans of less than $250,000, we may review the risk rating annually based on, among other things, the borrower’s financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower’s industry and payment history. We review the risk rating for all commercial loans in excess of $250,000 at least annually. We evaluate loans with a risk rating of five or greater separately and assign loss amounts based upon the evaluation. For loans with risk ratings between one and four, we determine loss ratios based upon a review of prior 18 months delinquency trends, the three year loss ratio, peer group loss ratios and industry standards.

     We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management’s estimation increase the risk inherent in the category. If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category. For all periods presented, there were no specific adjustments made for concentrations of credit or economic considerations. We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At March 31, 2005 and 2004, we had no impaired loans.

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

     The allowance for loan losses represents 0.94% of gross loans at March 31, 2005 and 0.91% of gross loans at December 31, 2004. Old Line Bank has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended		Year Ended
	March		December 31,
	2005	2004	2004
Balance, beginning of period	$744,862	$547,690	$547,690

Provision for loan losses	50,000	45,000	220,000

Chargeoffs:
Commercial	—	—	(20,599)
Mortgage	—	—	—
Consumer	—	(5,556)	(18,408)

Total chargeoffs	—	(5,556)	(39,007)
Recoveries:
Commercial	84	—	—
Mortgage	—	—	—
Consumer	32	2,591	16,179

Total recoveries	116	2,591	16,179

Net chargeoffs	116	(2,965)	(22,828)

Balance, end of period	$794,978	$589,725	$744,862

Allowance for loan losses to gross loans	0.94%	0.93%	0.91%

Ratio of net-chargeoffs during period to average loans outstanding during period	0.000%	0.005%	0.033%

     The following table provides a breakdown of the allowance for loan losses.

Allocation of Allowance for Loan Losses

	March 31,				December 31,
	2005		2004		2004
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & others	$7,123	0.67%	$8,695	1.09%	7,120	0.72
Boat	157,124	25.15	140,919	29.25	148,411	25.35
Mortgage	406,478	59.91	304,161	55.77	401,585	60.27
Commercial	224,253	14.27	135,950	13.89	187,746	13.66

Total	$794,978	100.00%	$589,725	100.00%	$744,862	100.00

     Non-interest Revenue

     Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Non-interest revenue for the three months ended March 31, 2005 and March 31, 2004 included primarily construction loan fees, other loan fees, fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. Non-interest revenue totaled $153,271 for the three months ended March 31, 2005, a decrease of $4,956 or 3.13% from the 2004 amount of $158,227.

     The decrease was primarily because of an $11,030 or 33.46% decrease in construction loan fees as the residential builders to whom we provide construction financing started construction of fewer homes during the period. An increase of $6,969 or 13.93% in other loan fees offset the decrease in construction loan fees. The increase in other loan fees was primarily due to the increase in the dollar value of commitments accepted by customers during the period. Broker origination fees also increased to $5,502 in 2005 as a result of fees generated from brokering loans through the marine division of Old Line Bank that was established in February 2005. We anticipate fee income will improve during the year due to the addition of new customer relationships and increased brokerage fees collected from the marine division unless there is a significant rise in interest rates that may cause a curtailment in credit requests.

     Non-interest Expense

     Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Non-interest expense for the three months ended March 31, 2005 increased $145,469 or 22.55% to $790,579 compared to $645,110 at March 31, 2004. Salaries and benefit expenses increased $104,526 or 27.74% during the period because of general salary increases and because we hired a new credit officer in March 2004, a new branch manager in September 2004 and a new loan officer for the marine division in February 2005. Other operating expenses increased $39,050 or 24.89% because of a $9,354 increase in marketing and business development costs associated with the start up of the marine division, a $21,728 increase in the cost of various services provided to customers, and a $4,099 increase in donations.

     Because of continued growth in the loan portfolio and deposits, we expect that we will hire an additional loan officer during the next six months. We expect this to increase salary expense and employee benefits. We also anticipate that we will continue to incur expenses associated with the marine loan division. Longer term, we will incur expenses in connection with the opening of the Crofton branch, expected in the fourth quarter of 2005 or the first quarter of 2006, and our move of our main office from Waldorf, Maryland to Bowie, Maryland, expected during the first quarter of 2006. Also during the year, we will continue our efforts to comply with Sarbanes/Oxley Section 404 (relating to internal controls). We have an individual focused on this effort. We expect to offset a portion of these increases with increases in non-interest income that derive from the marine division and continued increases in interest income through loan and deposit growth.

     Income Taxes

     Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Income tax expense was $123,548 (35.26%) of pre-tax income for the three months ended March 31, 2005 as compared to $93,607 (34.17%) for the three months ended March 31, 2004. The tax rate increased during the period because the interest earned on securities exempt from federal or state taxes was a smaller percentage of total interest revenue.

     Net Income

     Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Net income increased $46,453 or 25.76% to $226,799 for the three months ended March 31, 2005 compared to $180,346 for the three months ended March 31, 2004. Earnings per share increased for the three months to $0.11 basic and $0.10 diluted for the three months ended March 31, 2005 from $0.09 basic and $0.08 diluted for the three months ended March 31, 2004 because of the increase in net income. The $46,453 increase in net income was due to the $226,819 increase in net interest income after provision for loan losses, offset by the $4,956 decrease in non-interest revenue, the $145,469 increase in non-interest expenses and the $29,941 increase in income taxes.

Analysis of Financial Condition

     Investment Securities

     Old Line Bank’s portfolio consists primarily of U.S. Treasury securities, U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying Old Line Bank’s earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify the majority (86.92%) of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. Old Line Bank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

     The investment portfolio at March 31, 2005 amounted to $16.8 million, a decrease of $1.0 million, or 5.62%, from the amount at December 31, 2004. The decrease in the investment portfolio occurred because some of these assets matured or were called and we deployed the proceeds into loans and federal funds for future loan fundings. The carrying value of available for sale securities includes unrealized depreciation of $409,755 at March 31, 2005 (reflected as unrealized depreciation of $264,929 in stockholders’ equity after deferred taxes) as compared to net unrealized depreciation of $141,229 ($90,386 net of taxes) as of December 31, 2004. In general, this increase in unrealized depreciation was a result of rising interest rates, the maturity of securities or the fact that some of the securities were called.

     Investment in Pointer Ridge LLC

     On July 22, 2004, the Old Line Bancshares, Inc. executed an Operating Agreement as a member with unaffiliated parties, Lucente Enterprises, and Chesapeake Custom Homes, LLC, as members, and Chesapeake Pointer Ridge Manager, LLC, as manager, to establish Pointer Ridge Office Investment, LLC (“Pointer Ridge”). The members’ ownership of Pointer Ridge is as follows:

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

     In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”) to begin construction of the office building. The contract stipulates that Waverly will begin work within seven calendar days of the receipt of (1) notice to proceed from Pointer Ridge; (2) grading permit; (3) building permit; (4) fully executed contract; and (5) written verification from Pointer Ridge of funding for the project being in place. Waverly agrees to achieve substantial completion of the entire work not later than 254 calendar days from the date of commencement. The contract sum is Four Million One Hundred Eight Thousand Dollars ($4,108,000). We anticipate moving to our new headquarters in the first quarter of 2006.

     Loan Portfolio

     The loan portfolio, net of allowance, unearned fees and origination costs increased $2.2 million or 2.70% to $83.7 million at March 31, 2005 from $81.5 million at December 31, 2004. This growth was attributable to increased business development efforts. The growth was modest because there were loan commitments that were accepted and scheduled for settlement during the period, but were delayed for reasons other than the credit of the borrowers. Commercial business loans increased by $823,000 (7.35%), commercial real estate loans (generally owner-occupied) increased by $2.8 million (8.30%), residential real estate loans (generally home equity and fixed rate home improvement loans) decreased by $132,000 (1.55%), real estate construction loans decreased by $1.7 million (25.25%) and installment loans increased by $388,000 (18.17%) from their respective balances at December 31, 2004.

     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

     During the period, our increased business development efforts have allowed Old Line Bank to establish several new customer relationships and expand existing relationships. Considering our current backlog of approved loans, we anticipate that loan growth will continue during the second quarter.

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)

	March 31,		December 31,
	2005		2004
Real Estate
Commercial	$37,146	44.12%	$34,300	41.86%
Construction	4,897	5.82	6,551	8.00
Residential	8,398	9.97	8,530	10.41
Commercial	12,013	14.27	11,190	13.66
Installment	21,744	25.82	21,356	26.07

	84,198	100.00%	81,927	100.00%

Allowance for loan losses	(795)		(745)
Net deferred loan (fees) and costs	343		323

	$83,746		$81,505

     Asset Quality

     Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in Old Line Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. Old Line Bank recognizes interest on non-accrual loans only when received

     As of March 31, 2005 and December 31, 2004, Old Line Bank had no loans on non-accrual status. As of March 31, 2005 and December 31, 2004, Old Line Bank had no accruing loans past due more than 90 days.

          We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. At March 31, 2005 and December 31, 2004, Old Line Bank held no real estate acquired as a result of foreclosure. At March 31, 2005 and December 31, 2004, we had no impaired loans.

     Old Line Bank applies the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), “Accounting by Creditors for Impairment of a Loan,” as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure.” SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for credit losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. We write off impaired loans when collection of the loan is doubtful.

     Deposits

     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. At March 31, 2005, the deposit portfolio had grown to $104.9 million, a $15.9 million or 17.87% increase over the December 31, 2004 level of $89.0 million. We have seen growth in several key categories over the period. Non interest-bearing deposits, money market, other time deposits, and savings accounts have all grown while NOW accounts have declined. Our deposit base expanded due to increased commercial relationships, a promotional certificate of deposit campaign in January 2005 that increased other time deposits and increased activity and balances in real estate settlement accounts at period end that increased savings and non interest-bearing deposits.

     As a general practice, we do not purchase brokered deposits. During the periods reported, we had no brokered deposits. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.

     Borrowings

     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $9.5 million as of March 31, 2005. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta of $22.7 million at March 31, 2005 of which we have borrowed $6 million as outlined below.

     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers and federal funds purchased. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes reprice daily and have maturities of 270 days or less. At March 31, 2005, Old Line Bank had $6.5 million outstanding in these short term promissory notes with an average interest rate of 1.05%.

     At March 31, 2005, long term borrowings were comprised of advances from the Federal Home Loan Bank totaling $6 million. Old Line Bank borrowed $4.0 million of the $6.0 million in January 2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. Interest is payable January 3, April 3, July 3, and October 3 of each year. Effective January 3, 2002 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate.

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

     Interest Rate Sensitivity Analysis and Interest Rate Risk Management

     A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest-earning assets and interest-bearing liabilities. The Asset and Liability Committee of the Board of Directors oversees this review.

     The Asset and Liability Committee establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a bank’s earnings resulting from movements in market interest rates. Management monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Monthly financial reports supply management with information to evaluate and manage rate sensitivity and adherence to policy. Old Line Bank’s asset/liability policy’s goal is to manage assets and liabilities in a manner that stabilizes net interest income and net economic value within a broad range of interest rate environments. Adjustments to the mix of assets and liabilities are made periodically in an effort to achieve dependable, steady growth in net interest income regardless of the behavior of interest rates in general.

     As part of the interest rate risk sensitivity analysis, the Asset and Liability Committee examines the extent to which Old Line Bank’s assets and liabilities are interest rate sensitive and monitors the interest rate sensitivity gap. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If re-pricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     Old Line Bank currently has a positive gap over the short term, which suggests that the net yield on interest earning assets may increase during periods of rising interest rates. However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rate, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

     Liquidity

     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $9.5 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

     Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of March 31, 2005, we had $3.3 million in cash and due from banks and $22.5 million in federal funds sold and other overnight investments compared to $4.1 million in cash and due from banks and $5.2 million in Federal Funds sold at December 31, 2004.

     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

Capital

     Our stockholders’ equity amounted to $13.6 million at March 31, 2005 and $13.5 million at December 31, 2004. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the period because of net income of $226,799, the $58,071 in proceeds after tax adjustment for stock options exercised less the $53,653 in dividends paid in March and the $174,543 depreciation in available for sale securities.

Off-balance Sheet Arrangements

     Old Line Bancshares, Inc. is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily may include commitments to extend credit, lines of credit and standby letters of credit. In addition, Old Line Bancshares, Inc. also has operating lease obligations. Old Line Bancshares, Inc. uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses that would have a material effect on Old Line Bancshares, Inc.

     Outstanding loan commitments and lines and letters of credit at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004

Commitments to extend credit and available credit lines:
Commercial	$3,491,091	$2,895,972
Real estate-undisbursed development and construction	10,449,644	7,418,916
Real estate-undisbursed home equity lines of credit	4,107,070	3,426,235

	$18,047,805	$13,741,123

Standby letters of credit	$1,503,403	$1,307,549

     We are not aware of any loss we would incur by funding our commitments or lines of credit. Commitments for real estate development and construction, which totaled $10.4 million, or 57.78% of the $18.0 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

Reconciliation of Non-GAAP Measures

     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.

	Three months ended March 31, 2005
	Federal Funds	Investment	Interest	Total	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Assets	Income	Spread
GAAP Interest income	$71,381	$156,484	$1,448,441	$1,448,441	$1,037,655
Tax Equivalent adjustment	744	18,141	18,885	18,885	18,885

Tax Equivalent interest income	$72,125	$174,625	$1,467,326	$1,467,326	$1,056,540

GAAP Interest yield	2.49%	3.28%	5.24%	4.96%	3.75%	3.11%
Taxable Equivalent adjustment	0.03%	0.38%	0.07%	0.07%	0.07%	0.07%

Tax Equivalent interest yield	2.52%	3.66%	5.31%	5.03%	3.82%	3.18%

	Three months ended March 31, 2004
	Federal Funds	Investment	Interest	Total	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Assets	Income	Spread
GAAP Interest income	$6,872	$170,213	$1,086,238	$1,086,238	$805,836
Tax Equivalent adjustment	66	19,569	19,635	19,635	19,635

Tax Equivalent interest income	$6,938	$189,782	$1,105,873	$1,105,873	$825,471

GAAP Interest yield	0.97%	3.43%	5.15%	4.82%	3.82%	3.20%
Taxable Equivalent adjustment	0.01%	0.39%	0.08%	0.10%	0.09%	0.09%

Tax Equivalent interest yield	0.98%	3.82%	5.23%	4.92%	3.91%	3.29%

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

     Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see the “Provision for Loan Losses” section of this financial review.

Information Regarding Forward-Looking Statements

     In addition to the historical information contained in Part I of this Quarterly Report on Form 10-QSB, the discussion in Part I of this Quarterly Report on Form 10-QSB contains certain forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

     The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Old Line Bancshares, Inc.’s beliefs, assumptions and on information available to Old Line Bancshares, Inc. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; the dependence on key personnel; the composition of the loan portfolio; sufficiency of the allowance for loan losses; fluctuations in market rates of interest and the effect on loan and deposit pricing, market value of the investment portfolio, adverse changes in the overall national economy as well as adverse economic conditions in Old Line Bancshares, Inc.’s specific market area; competitive factors within the financial services industry; Old Line Bancshares, Inc.’s expansion strategy; Old Line Bancshares, Inc.’s lending limit; and changes in regulatory requirements and/or restrictive banking legislation. For a more complete discussion of some of these risks and uncertainties see the discussion under the caption “Factors Affecting Future Results” in Old Line Bancshares, Inc.’s Annual Report on Form 10K-SB.

     Old Line Bancshares, Inc.’s actual results could differ materially from those discussed herein and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Old Line Bancshares, Inc. undertakes no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

Item 3. Controls and Procedures

     As of the end of the period covered by this quarterly report on Form 10-QSB, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     In addition, there were no changes in Old Line Bancshares, Inc.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Old Line Bancshares, Inc.
Date: May 13, 2005	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

Date: May 13, 2005	By:	/s/ Christine M. Rush
Christine M. Rush, Chief Financial Officer
(Principal Accounting and Financial Officer)