Form 10QSB
period 2005-06-30
OLD LINE BANCSHARES INC
filed 2005-08-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
Commission file number: 000-50345
Old Line Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

Maryland	20-0154352

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
     At August 1, 2005, 2,152,360.5 shares of the issuer’s Common Stock, par value $.01 per share, were issued and outstanding.
     Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated
Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$3,691,558	$4,090,776
Federal funds sold	15,293,025	5,229,867

Total cash and cash equivalents	18,984,583	9,320,643
Time deposits in other banks	—	300,000
Investment securities available for sale	14,667,271	15,612,411
Investment securities held to maturity	2,203,871	2,204,290
Loans, less allowance for loan losses	91,282,412	81,504,890
Restricted equity securities at cost	1,127,750	1,079,950
Investment in real estate, LLC	549,936	550,000
Bank premises and equipment	2,371,974	2,352,348
Accrued interest receivable	418,019	365,388
Deferred income taxes	130,282	88,723
Bank owned life insurance	3,250,000	—
Other assets	224,987	190,675

	$135,211,085	$113,569,318

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$26,879,406	$25,424,314
Interest bearing	79,112,535	63,540,800

Total deposits	105,991,941	88,965,114
Short-term borrowings	8,876,795	4,637,012
Long-term borrowings	6,000,000	6,000,000
Accrued interest payable	244,196	173,320
Income tax payable	41,760	184,975
Other liabilities	127,333	114,585

	121,282,025	100,075,006

Stockholders’ equity
Common stock, par value $.01 per share in 2005 and 2004, authorized 5,000,000 shares in 2005 and 2004; issued and outstanding 2,146,060.5 in 2005 and 1,776,394.5 in 2004	$21,461	$17,764
Additional paid-in-capital	12,532,415	12,446,229
Retained earnings	1,485,031	1,120,705

	14,038,907	13,584,698
Accumulated other comprehensive income	(109,847)	(90,386)

	13,929,060	13,494,312

	$135,211,085	$113,569,318

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated
Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest revenue
Loans, including fees	$1,354,841	$945,038	$2,588,137	$1,874,016
U.S. Treasury securities	31,764	26,087	63,339	49,605
U. S. government agency securities	58,570	73,810	119,363	152,091
Mortgage backed securities	22,009	30,548	45,969	63,877
Tax exempt securities	28,825	28,486	57,668	53,623
Federal funds sold	109,608	13,964	180,989	20,836
Other	11,072	12,547	24,827	27,410

Total interest revenue	$1,616,689	$1,130,480	$3,080,292	$2,241,458

Interest expense
Deposits	395,349	225,746	739,195	452,815
Borrowed funds	75,571	57,583	142,511	110,916

Total interest expense	470,920	283,329	881,706	563,731

Net interest income	1,145,769	847,151	2,198,586	1,677,727

Provision for loan losses	75,000	45,000	125,000	90,000

Net interest income after provision for loan losses	1,070,769	802,151	2,073,586	1,587,727

Noninterest revenue
Service charges on deposit accounts	60,751	60,866	117,503	120,173
Other fees and commissions	63,858	77,218	145,215	151,398

Total noninterest revenue	124,609	138,084	262,718	271,571

Noninterest expenses
Salaries	421,373	340,184	830,010	658,673
Employee benefits	74,985	59,902	147,656	118,195
Occupancy	53,400	49,369	108,981	100,666
Equipment	26,950	32,116	53,243	60,466
Data processing	31,637	32,305	63,083	64,085
Other operating	209,598	190,093	405,549	346,994

Total noninterest expenses	817,943	703,969	1,608,522	1,349,079

Income before income taxes	377,435	236,266	727,782	510,219

Income taxes	134,750	85,911	258,298	179,518

Net Income	$242,685	$150,355	$469,484	$330,701

Basic earnings per common share	$0.11	$0.07	$0.22	$0.16
Diluted earnings per common share	$0.11	$0.07	$0.22	$0.15
See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholder’s Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income (loss)	income

Balance, December 31, 2004	1,776,394.5	$17,764	$12,446,229	$1,120,705	$(90,386)	—
Net income	—	—	—	469,484	—	$469,484
Unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	(19,461)	(19,461)

Comprehensive income	—	—	—	—	—	$450,023

Cash dividend $0.049 per share	—	—	—	(105,022)	—
Stock split effected in the form of a 20% stock dividend	355,266.0	3,553	(3,553)	(136)	—
Stock options exercised	14,400.0	144	89,739	—	—

Balance, June 30, 2005	2,146,060.5	$21,461	$12,532,415	$1,485,031	$(109,847)

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities
Interest received	$2,983,285	$2,187,077
Fees and commissions received	262,718	271,571
Interest paid	(810,830)	(559,641)
Cash paid to suppliers and employees	(1,505,344)	(1,235,456)
Income taxes paid	(424,799)	(271,457)

	505,030	392,094

Cash flows from investing activities
Purchase of investment securities
Held to maturity	—	(842,422)
Available for sale at maturity or call	—	(1,253,113)
Proceeds from disposal of investment securities
Held to maturity	—	440,000
Available for sale at maturity or call	904,964	1,573,275
Loans made, net of principal collected	(9,855,285)	(7,709,306)
Purchase of equity securities	(47,800)	(50,000)
Investment in bank owned life insurance (BOLI)	(3,250,000)
Redemption of certificates of deposit	300,000	100,000
Purchase of premises and equipment and software	(113,656)	(86,487)
Proceeds from sale of premises and equipment	—	20,000

	(12,061,777)	(7,808,053)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	8,035,628	4,682,175
Other deposits	8,991,199	5,774,961
Net change in borrowed funds	4,239,783	(1,000,000)
Proceeds from stock options exercised	59,235	73,200
Dividends paid	(105,158)	(106,449)

	21,220,687	9,423,887

Net increase (decrease) in cash and cash equivalents	9,663,940	2,007,928

Cash and cash equivalents at beginning of period	9,320,643	6,479,947

Cash and cash equivalents at end of period	$18,984,583	$8,487,875

See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Six months ended
	June 30,
	2005	2004
Reconciliation of net income to net cash provided by operating activities
Net income	$469,484	$330,701

Adjustments to reconcile net income to net cash provided by operating actitivities
Depreciation and amortization	73,942	75,115
Provision for loan losses	125,000	90,000
Loss (gain) on sale of equipment	—	1,964
Change in deferred loan fees net of costs	(47,237)	(48,682)
Amortization of premiums and discounts	2,861	5,251
Deferred income taxes	(23,286)	(15,414)
Increase (decrease) in
Accrued interest payable	70,876	4,090
Other liabilities	(99,819)	(85,031)
Decrease (increase) in
Accrued interest receivable	(52,631)	(10,950)
Other assets	(14,224)	45,050
Loss on Pointer Ridge, LLC	64	—

	$505,030	$392,094

See accompanying notes to consolidated financial statements

OLD LINE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL
     Organization
     Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is owning all of the capital stock of Old Line Bank. Old Line Bancshares also has an approximately $550,000 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares, Inc. owns 50% of Pointer Ridge.
     Basis of Presentation
     The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc. and its wholly owned subsidiary, Old Line Bank. All significant intercompany transactions and balances have been eliminated in consolidation.
     The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2004 were derived from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares, Inc.’s Form 10-KSB. There have been no significant changes to the Company’s accounting policies as disclosed in the Form 10-KSB. We have reclassified fees from advances on construction loans to interest revenue. In 2005, management determined that this revenue relates more to the use of funds than to commitments to make such funds available. The amounts that we reclassified were $6,876 for the three months ended June 30, 2004 and $31,616 for the six months ended June 30, 2004. The results shown in this interim report are not necessarily indicative of results expected for the full year 2005.
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

4. EARNINGS PER SHARE
     Basic earnings per common share is determined by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive affect to the 20% stock dividend paid to shareholders of record on March 7, 2005 and payable March 24, 2005. Diluted earnings per share is calculated including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average number of shares	2,144,042.92	2,131,139.34	2,140,149.29	2,123,988.78
Dilutive average number of shares	27,772.00	33,856.80	31,454.00	34,982.40
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
     Had we determined compensation expense in accordance with the provisions of SFAS No. 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	June 30,		June 30,
	2005	2004	2005	2004
Net income
As reported	$242,685	$150,355	$469,484	$330,701
Stock -based employee compensation expense	(3,283)	(7,233)	(6,566)	(14,466)
Income tax benefit of employee compensation expense	1,268	2,790	2,536	5,580

Pro forma	$240,670	$145,912	$465,454	$321,815

Basic earnings per share
As reported	$0.11	$0.07	$0.22	$0.16
Pro forma	0.11	0.07	0.22	0.15
Diluted earnings per share
As reported	$0.11	$0.07	$0.22	$0.15
Pro forma	0.11	0.07	0.21	0.15

     A summary of the status of the outstanding options follows:

		June 30, 2005
	Number of	Weighted Average
	Shares	exercise price
Outstanding, beginning of year	114,420	$6.62
Options granted	—	—
Options exercised	(14,400)	4.11
Options expired	(900)	9.58

Outstanding, June 30, 2005	99,120	$6.84

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
     The primary business of Old Line Bancshares, Inc. is owning all of the capital stock of Old Line Bank. Old Line Bancshares also has an approximately $550,000 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares, Inc. owns 50% of Pointer Ridge. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls twenty five percent of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and plans to construct a commercial office building containing approximately 40,000 square feet. Old Line Bancshares, Inc. plans to lease approximately 50% of this building for its main office (moving its existing main office from Waldorf, Maryland) and a branch of Old Line Bank.
     All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, to reflect the stock split effected in the form of a 20% stock dividend paid March 24, 2005.

Summary of Recent Performance and Other Activities
     We are pleased to report that during the quarter that ended June 30, 2005, we have made progress towards accomplishing our 2005 goals. During the year, we plan to improve earnings by:
•	Increasing interest revenue through continued growth.

•	Reducing interest expense by growing core deposits and non-interest bearing deposits with increased business development and promotional campaigns.

•	Increasing non-interest revenue by establishing a division that provides boat loan brokerage services for a fee.
     Because of our continued and we believe successful business development efforts, Old Line Bank continues to achieve name recognition in the markets in which we operate and experienced a 12.00% growth in net loans and a 19.14% growth in deposits during the six months ended June 30, 2005 compared to December 31, 2004. This loan and deposit growth has allowed us to improve Old Line Bancshares’ net interest income while maintaining asset quality. At June 30, 2005, we had no loans past due more than 90 days. We maintained an allowance for loan losses to period end gross loans of 0.95% at June 30, 2005 compared to 0.91% at December 31, 2004. We have accomplished this growth while preserving leverage and capital standards that exceed regulatory requirements.
     The following outlines the highlights of our financial performance for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004. All numbers are in thousands (000’s).

Three months ended June 30,	2005	2004	$ Change	% Change
Net income	$243	$150	$93	62.00%
Interest revenue	1,617	1,130	487	43.10%
Interest expense	471	283	188	66.43%
Net interest income after provision for loan losses	1,071	802	269	33.54%
Non-interest revenue	125	138	(13)	(9.42%)
Non-interest expense	818	704	114	16.19%
Earnings per share, basic	0.11	0.07	0.04	57.14%
Earnings per share, diluted	0.11	0.07	0.04	57.14%

     The following outlines the highlights of our financial performance for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 (000’s):

Six months ended June 30,	2005	2004	$Change	% Change
Net income	$469	$331	$138	41.69%
Interest revenue	3,080	2,241	839	37.44%
Interest expense	882	564	318	56.38%
Net interest income after provision for loan losses	2,074	1,588	486	30.60%
Non-interest revenue	263	272	(9)	(3.31%)
Non-interest expense	1,609	1,349	260	19.27%
Average interest earning assets	116,125	87,634	28,491	32.51%
Average gross loans	84,548	63,854	20,694	32.41%
Average interest bearing deposits	71,381	54,888	16,493	30.05%
Average non interest bearing deposits	26,499	19,668	6,831	34.73%
Interest Margin (1)	3.88%	3.94%	(0.06%)	(1.52%)
Return on average equity (1)	6.94%	5.25%	1.69%	32.19%
Earnings per share basic	$0.22	$0.16	0.06	37.50%
Earnings per share diluted	$0.22	$0.15	0.07	46.67%

(1)	See “Reconciliation of Non-GAAP Measures”
     In August 2005, we added a team of three experienced, highly skilled loan officers to our staff. Each of these individuals has over 25 years of commercial banking experience and was employed by a major regional bank in the suburban Maryland market prior to joining us. These individuals have worked in our market area for approximately 18 years, have worked together as a team for over 14 years and have a history of successfully originating loan volume. We have executed a lease for a loan production office in College Park (Prince George’s County), Maryland out of which these individuals will operate. Our lease for this space provides that we will lease the branch space in this building on January 1, 2008 when the existing branch of another financial institution moves from the space. We expect that the addition of these individuals will cause an increase in salary and benefit expenses and an increase in rent expense. By the fourth quarter of 2005, we anticipate the addition of these loan officers will cause a positive impact on loan growth and an increase in net interest income.
     In June 2005, we remitted a one time premium payment of $3.3 million to a broker for an insurance company for the purchase of Bank Owned Life Insurance (“BOLI”) on the lives of our executive officers Messrs. Cornelsen and Burnett and Ms. Rush. We have submitted applications for the BOLI and the executive officers have completed their physicals required for the insurance. By October 1, 2005, we will enter into supplemental executive retirement plan (“SERP”) agreements with the executives. The SERP agreements will provide for future benefits to the executives. We will also enter into separate agreements that will provide that upon the death of the executive, Old Line Bank will split the insurance proceeds in excess of cash surrender value evenly between Old Line Bank and the executive officer’s designated beneficiary. We anticipate these transactions will have a modest positive impact on non-interest income and net income.
     In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”) to begin construction of an approximately 40,000 square foot commercial office building at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. The contract sum is Four Million One Hundred Eight Thousand Dollars ($4,108,000) and Waverly began construction of the project in May 2005. Pointer Ridge is currently in negotiations with a bank to obtain funding for construction and permanent financing on the building. Prior to completion of construction of the building, Pointer Ridge may require additional capital contributions from its members. We anticipate moving to our new headquarters in the first quarter of 2006.
     In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a luxury boat loan broker and to originate loans for Old Line Bank. We hired a veteran in the boating industry with over 27 years of experience to head this division, in addition to two other brokers with prior experience in the boat industry. The primary loan origination location for this division is Annapolis, Maryland. We also service the Norfolk, Virginia market. Prior to joining us, each of these individuals operated as brokers in these markets and was a major source of referrals to Old Line Bank. We conduct secondary market activity in our marine division as a broker and we earn a fee. In addition to increasing our non-interest income, we expect to capitalize on our relationships with high net worth individuals as a result of loans we make through this division. To date, our fees in this division generally average one percent of the total loan amount.
     The establishment of this division increased non-interest expense by $61,345 for the six months ended June 30, 2005 and increased non-interest revenue by $25,757 during the same period. By the fourth quarter of 2005, we anticipate this division will have a modest, positive impact on net income.
     In August 2004, we announced plans to open a branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton, Maryland, approximately 10 miles north of Pointer Ridge, the anticipated new Bowie, Maryland main office. We planned to open that branch in the fourth quarter of 2005 or the first quarter of 2006. However, the owner of the property has experienced engineering delays related to the construction of the facility. The owner has informed us that he has resolved the engineering items and we anticipate the owner will receive a building permit during the third quarter of 2005. We expect the branch to open in the first or second quarter of 2006.
     Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increases in expenses.
     As we look ahead at the remainder of the year, our loan backlog remains strong. The economic conditions in the communities in which we operate remain solid with unemployment rates below the national average. Because of these conditions and the new team of lenders, we anticipate that our loans and deposits will continue to grow and we will continue to realize improved earnings over the prior year.
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

     Three months ended June 30, 2005 compared to three months ended June 30, 2004
     Net interest income after provision for loan losses for the three months ended June 30, 2005 increased $268,618 or 33.49% to $1.1 million from $802,151 for the same period in 2004. The increase was primarily attributable to a 32.53% or $28.5 million increase in total average interest earning assets to $116.1 million for the six months ended June 30, 2005 from $87.6 million for the six months ended June 30, 2004.
     Interest revenue increased from $1.1 million for the three months ended June 30, 2004 to $1.6 million for the same period in 2005. Interest expense for all interest bearing liabilities amounted to $470,920 for the three months ended June 30, 2005 versus $283,329 for the three months ended June 30, 2004. These changes were a result of normal business growth and a 50 basis point increase in the prime rate during the period from 5.75% on April 1, 2005 to 6.25% on June 30, 2005.
     Six months ended June 30, 2005 compared to six months ended June 30, 2004
     Net interest income after provision for loan losses for the six months ended June 30, 2005 increased 31.25% to $2.1 million from $1.6 million for the same period in 2004. The increase was primarily attributable to a 32.53% or $28.5 million increase in total average interest earning assets to $116.1 million for the six months ended June 30, 2005 from $87.6 million for the six months ended June 30, 2004.
     Interest revenue increased from $2.2 million for the six months ended June 30, 2004 to $3.1 million for the same period in 2005. Interest expense for all interest bearing liabilities amounted to $881,706 for the six months ended June 30, 2005 versus $563,731 for the six months ended June 30, 2004. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were a result of normal business growth offset by increases in the interest rates.
     Our net interest margin was 3.88% for the first six months of 2005, as compared to 3.94% for the first six months of 2004. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 20 basis points from 5.22% in 2004 to 5.42% in 2005, and average interest-earning assets grew by $28.5 million. However, a 30 basis point increase of the yield on average interest-bearing liabilities from 1.87% in 2004 to 2.17% in 2005, and a $21.4 million increase in interest bearing liabilities offset these improvements. The yield on average interest-earning assets improved because the Prime rate was 4.00% from January 1, 2004 through June 30, 2004 when it increased to 4.25%. On January 1, 2005, the rate was 5.25% with a 100 basis point increase during the period to 6.25% at June 30, 2005. The increase in the yield on average interest bearing liabilities occurred because of a promotional campaign used to attract certificates of deposits in January 2005 and increased rates. We expect improvement in our net interest margin during the year because of the increase in the prime rate and because we expect loans to grow at a faster rate than interest bearing liabilities. We will offer promotional campaigns to attract deposits throughout the year if required to maintain an acceptable loan to deposit ratio.

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

			For the Six Months Ended June 30,
		2005			2004
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Federal Funds Sold	$13,370,288	$183,003	2.76%	$4,288,086	$21,097	0.99%
Interest bearing deposits	115,470	2,124	3.71	659,890	9,491	2.89
Investment Securities (1) (2)
U.S. Treasury	4,000,450	66,407	3.30	3,188,183	52,007	3.23
U.S. Agency	7,475,004	125,145	3.33	8,876,931	159,458	3.55
Mortgage-backed securities	2,346,376	45,969	3.90	3,225,328	63,877	3.92
Tax exempt securities	3,514,248	84,485	4.78	3,283,925	84,779	5.11
Other	1,570,276	23,251	2.95	854,439	18,206	4.21

Total investment securities	18,906,354	345,257	3.63	19,428,806	378,327	3.85

Loans: (3)
Commercial	11,961,409	424,702	7.16	8,455,232	298,372	7.10
Mortgage	50,693,693	1,595,463	6.35	35,791,803	1,040,681	5.85
Installment	21,892,481	567,972	5.23	19,607,026	534,963	5.49

Total gross loans	84,547,583	2,588,137	6.17	63,854,061	1,874,016	5.90
Allowance for loan losses	815,014			597,049

Total loans, net of allowance	83,732,569	2,588,137	6.23	63,257,012	1,874,016	5.96

Total interest-earning assets	116,124,681	3,118,521	5.42	87,633,794	2,282,931	5.22

Noninterest-bearing cash	2,920,219			2,394,454
Premises and equipment	2,378,415			2,280,060
Other assets	1,187,000			990,762

Total Assets	$122,610,315	$3,118,521	5.13%	$93,299,070	$2,282,931	4.92%

Liabilities and Stockholders’ Equity

Interest-bearing deposits
Savings	$10,199,443	$24,117	0.48%	$10,607,277	$26,370	0.50%
Money market and NOW	18,892,714	58,426	0.62	15,268,556	34,428	0.45
Other time deposits	42,289,229	656,652	3.13	29,012,512	392,017	2.72

Total interest-bearing deposits	71,381,386	739,195	2.09	54,888,345	452,815	1.66
Borrowed funds	10,580,445	142,511	2.72	5,696,703	110,916	3.92

Total interest-bearing liabilities	81,961,831	881,706	2.17	60,585,048	563,731	1.87
Non interest-bearing deposits	26,498,670			19,668,484

	108,460,501	881,706	1.64	80,253,532	563,731	1.41
Other liabilities	510,334			373,714
Stockholders’ equity	13,639,480			12,671,824

Total liabilities and stockholders’ equity	$122,610,315			$93,299,070

Net interest spread			3.25%			3.35%

Net interest income		$2,236,815	3.88%		$1,719,200	3.94%

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.
Rate/Volume Variance Analysis

	Six months ended June 30,
	2005 compared to 2004
		Variance due to:
	Total	Rate	Volume
Earning Assets:
Federal Funds Sold	$161,906	117,319	$44,587
Interest bearing deposits	(7,367)	435	(7,802)
Investment Securities	—
U.S. Treasury	14,400	1,210	13,190
U.S. Agency	(34,313)	(9,291)	(25,022)
Mortgage backed	(17,908)	(585)	(17,323)
Tax exempt securities	(294)	(6,211)	5,917
Other	5,045	(10,107)	15,152
Loans:
Commercial	126,330	2,884	123,446
Mortgage	554,782	122,484	432,298
Installment	33,009	(29,211)	62,220

Total interest revenue (1)	835,590	188,927	646,663

Interest-bearing liabilities
Savings	(2,253)	(1,242)	(1,011)
Money market and NOW	23,998	15,911	8,087
Other time deposits	264,635	85,556	179,079
Other borrowed funds	31,595	(63,340)	94,935

Total interest expense	317,975	36,885	281,090

Net interest income	$517,615	$152,042	$365,573

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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
     The provision for loan losses increased $30,000 or 66.67% to $75,000 for the three months ended June 30, 2005 versus $45,000 for the three months ended June 30, 2004. During the quarter, we increased the provision for loan losses due to growth in boat, mortgage and commercial loans.
     The provision for loan losses was $125,000 for the six months ended June 30, 2005, as compared to $90,000 for the six months ended June 30, 2004, an increase of $35,000 or 38.89%. The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio as well as a change in the composition of the portfolio. If the loan portfolio continues to grow at the rate we anticipate it will grow, we expect that we will increase the provision for loan losses at a higher rate than we did during the first six months of the year.
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
     In the event that our review of the adequacy of the allowance results in any unallocated amounts, we reallocate such amounts to our loan categories based on the percentage that each category represents to total gross loans. We have risk management practices designed to ensure timely identification of changes in loan risk profiles. However, undetected losses inherently exist within the portfolio. We believe that the allocation of the unallocated portion of the reserve in the manner described above is appropriate.
     We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. For all periods presented, we had no impaired loans.
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
     The allowance for loan losses represents 0.95% of gross loans at June 30, 2005 and 0.91% of gross loans at December 31, 2004. Old Line Bank has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Six Months Ended		Year Ended
	June 30,		December 31,
	2005	2004	2004
Balance, beginning of period	$744,862	$547,690	$547,690

Provision for loan losses	125,000	90,000	220,000

Chargeoffs:
Commercial	—	—	(20,599)
Mortgage	—	—	—
Consumer	(135)	(15,768)	(18,408)

Total chargeoffs	(135)	(15,768)	(39,007)
Recoveries:
Commercial	2,997	—	—
Mortgage	—	—	—
Consumer	457	13,142	16,179

Total recoveries	3,454	13,142	16,179

Net chargeoffs	3,319	(2,627)	(22,828)

Balance, end of period	$873,181	$635,063	$744,862

Allowance for loan losses to gross loans	0.95%	0.94%	0.91%

Ratio of net-chargeoffs during period to average loans outstanding during period	(0.004%)	0.004%	0.033%

The following table provides a breakdown of the allowance for loan losses.
Allocation of Allowance for Loan Losses

	June 30,				December 31,
	2005		2004		2004
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & others	$6,624	0.59%	$7,838	0.93%	7,120	0.72%
Boat	163,432	24.63	146,496	29.09	148,411	25.35
Mortgage	456,095	60.39	325,372	56.94	401,585	60.27
Commercial	247,030	14.39	155,357	13.04	187,746	13.66

Total	$873,181	100.00%	$635,063	100.00%	$744,862	100.00

     Non-interest Revenue
     Three months ended June 30, 2005 compared to three months ended June 30, 2004
     Non-interest revenue totaled $124,609 for the three months ended June 30, 2005, a decrease of $13,475 or 9.76% from the 2004 amount of $138,084. Non-interest revenue for the three months ended June 30, 2005 and June 30, 2004 included fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. For the three months ended June 30, 2005, non-interest revenue also included broker origination fees from the marine division.
     For the three months ended June 30, 2005, other fees and commissions declined $13,360. This was primarily a result of a decline in other fees on loans of $24,572, a $2,285 decline in miscellaneous fees and a $1,268 decline in letter of credit fees. These fees declined because we collected fewer fees during the period. A $13,980 increase in broker origination fees generated from the marine division offset these declines.
     In the second quarter of 2005, we began classifying fees from advances on construction loans as part of interest income instead of non-interest revenue. In 2005, management determined that this revenue relates more to the use of funds than to commitments to make such funds available. We have also re-classified these fees for 2004. Some of our residential builders who have revolving lines of credit for home construction pay fees for us to provide advances under these revolving lines of credit. The amounts reclassified did not have a material effect on total interest revenue on loans or other non-interest revenue.

     Six months ended June 30, 2005 compared to six months ended June 30, 2004
     Non-interest revenue totaled $262,718 for the six months ended June 30, 2005, a decrease of $8,853 or 3.26% from the 2004 amount of $271,571. Non-interest revenue for the six months ended June 30, 2005 included primarily fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. For the six months ended June 30, 2005, non-interest revenue also included broker origination fees from the marine division.
     Non-interest revenue declined during the six months ended June 30, 2005. Loan fees declined $17,602 and letter of credit fees declined $5,466. A $19,482 increase in broker origination fees generated by the marine division offset this decline. Loan fees and letter of credit fees declined because we collected fewer fees on loans during the period.
     Non-interest Expense
     Three months ended June 30, 2005 compared to three months ended June 30, 2004
     Non-interest expense for the three months ended June 30, 2005 increased $113,974 or 16.19% to $817,943 compared to $703,969 at June 30, 2004. Salaries and benefit expenses increased $96,272 or 24.06% during the period because of general salary increases and because we hired a new branch manager in September 2004 and a new loan officer for the marine division in February 2005. Salary and benefits also increased due to the costs associated with our efforts to comply with Sarbanes/Oxley Section 404 (relating to internal controls) which becomes applicable to us in 2006. We have one individual focused on this effort.
     Other operating expenses increased $19,505 or 10.26% because of a $6,647 increase in stock transfer costs and a $4,268 increase in NASDAQ fees associated with the 20% stock dividend. Stationary and supply expense increased $8,149 during the period primarily due to re-stocking that occurred. Audit and exam fees also increased $6,000 during the period because the bank engaged a third party to conduct an audit of its compliance with the Bank Secrecy Act. Legal expenses increased during the period by $4,060. Director fees increased $3,000 due to an increase in the number of meetings and the amount paid per meeting. A $26,061 reduction in robbery and security costs offset these increases. In June 2004, we experienced a robbery loss and completed installation of new security devices in all of our branches. These devices reduced security expenses and reduced the risk of robbery.

     Six months ended June 30, 2005 compared to six months ended June 30, 2004
     Non-interest expense for the six months ended June 30, 2005 was $1.6 million versus $1.3 million for the same period in 2004. The $259,243 or 19.23% increase was attributable to a $200,798 increase in salary and benefit expense, an $8,315 increase in occupancy expense, and a $58,555 increase in other operating expenses. Salaries and benefits expenses increased because of general salary increases and because we hired a new credit officer in March 2004, a new branch manager in September 2004 and a new loan officer for the marine division in February 2005. Annual escalations in the leases caused the increased occupancy expenses. Other operating expenses increased because of a $17,525 increase in audit and legal fees, an $8,335 increase in stationary and supplies, a $6,700 increase in business development and entertainment costs associated with the start up of the marine division. A $4,830 increase in stock transfer costs and NASDAQ fees associated with the 20% stock dividend, and a $8,800 increase in director fees caused by an increase in the number of meetings and the fee paid per meeting also contributed to the increase. A $29,753 reduction in robbery and security costs offset these increases. In June 2004, we experienced a robbery loss and completed installation of new security devices in all of our branches. These devices reduced security expenses and reduced the risk of robbery.
     Income Taxes
     Three months ended June 30, 2005 compared to three months ended June 30, 2004
     Income tax expense was $134,750 (35.70%) of pre-tax income for the three months ended June 30, 2005 as compared to $85,911 (36.36%) for the three months ended June 30, 2004. The tax rate increased during the period because the interest earned on securities exempt from federal or state taxes was a smaller percentage of total interest revenue.
     Six months ended June 30, 2005 compared to six months ended June 30, 2004
     Income tax expense was $258,298 (35.49%) of pre-tax income for the six months ended June 30, 2005 compared to $179,518 (35.18% of pre-tax net income) for the same period in 2004.
     Net Income
     Three months ended June 30, 2005 compared to three months ended June 30, 2004
     Net income increased $92,330 or 61.41% to $242,685 for the three months ended June 30, 2005 compared to $150,355 for the three months ended June 30, 2004. Earnings per share increased to $0.11 basic and diluted for the three months ended June 30, 2005 from $0.07 basic and diluted for the three months ended June 30, 2004 because of the increase in net income. The $92,330 increase in net income was due to the $268,618 increase in net interest income after provision for loan losses, offset by the $13,475 decrease in non-interest revenue, the $113,974 increase in non-interest expenses and the $48,839 increase in income taxes.
     Six months ended June 30, 2005 compared to six months ended June 30, 2004
     Net income was $469,484 or $0.22 basic and diluted earnings per common share for the six month period ending June 30, 2005, an increase of $138,783 or 41.97% compared to net income of $330,701 or $0.16 basic and $0.15 diluted earnings per common share for the same period in 2004. The increase in net income was the result of a $485,859 increase in net interest income after provision for loan losses. An $8,853 decrease in non-interest revenue, a $259,443 increase in non-interest expense and a $78,780 increase in income tax expense for the period compared to the same period in 2004 offset the increase in net interest income. Earnings per share increased on a basic and diluted basis because of the increase in net income.

Analysis of Financial Condition
     Investment Securities
     Old Line Bank’s portfolio consists primarily of U.S. Treasury securities, U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying Old Line Bank’s earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify the majority (86.94%) of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized gains and losses as a separate component of stockholders’ equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. Old Line Bank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
     The investment portfolio at June 30, 2005 amounted to $16.9 million, a decrease of $945,559, or 5.31%, from $17.8 million at December 31, 2004. The decrease in the investment portfolio occurred because some of these assets matured or were called and we deployed the proceeds into loans and federal funds for future loan fundings. The carrying value of available for sale securities includes net unrealized losses of $178,962 at June 30, 2005 (reflected as unrealized losses of $109,847 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $141,229 ($90,386 net of taxes) as of December 31, 2004. In general, this increase in unrealized losses was a result of rising interest rates.
     Investment in Pointer Ridge LLC
     On July 22, 2004, Old Line Bancshares, Inc. executed an Operating Agreement as a member with unaffiliated parties, Lucente Enterprises, Inc., and Chesapeake Custom Homes, LLC, as members, and Chesapeake Pointer Ridge Manager, LLC, as manager, to establish Pointer Ridge Office Investment, LLC (“Pointer Ridge”). The members’ ownership of Pointer Ridge is as follows:

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

     In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”) to begin construction of an approximately 40,000 square foot commercial office building at the property. The contract sum is four million one hundred eight thousand dollars ($4,108,000). The contract stipulates that Waverly will begin work within seven calendar days of the receipt of (1) notice to proceed from Pointer Ridge; (2) grading permit; (3) building permit; (4) fully executed contract; and (5) written verification from Pointer Ridge of funding for the project being in place. Waverly has received notice to proceed and a fully executed contract from Pointer Ridge, and a grading and building permit from Prince George’s County. Although Waverly has not received written verification from Pointer Ridge that funding for the project is in place, Waverly began construction of the project in May. Pointer Ridge is currently in negotiations with an unrelated bank to obtain funding for construction and permanent financing on the building. We anticipate that the construction financing will be in place by September 2005. Prior to completion of construction of the building, Pointer Ridge may require additional capital contributions from its members. We anticipate moving to our new headquarters in the first quarter of 2006.
     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs increased $9.8 million or 12.02% to $91.3 million at June 30, 2005 from $81.5 million at December 31, 2004. This growth was attributable to increased business development efforts. Commercial business loans increased by $2 million (17.86%), commercial real estate loans (generally owner-occupied) increased by $5.6 million (16.33%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $3.2 million (37.65%), real estate construction loans decreased by $2.7 million (40.91%) and installment loans increased by $1.8 million (8.41%) from their respective balances at December 31, 2004.
     During the period, our increased business development efforts have allowed Old Line Bank to establish several new customer relationships and expand existing relationships. Considering our current backlog of approved loans, and the addition of the new loan production office in College Park, Maryland, we anticipate that loan growth will continue during the remainder of 2005.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)

	June 30,		December 31,
	2005		2004
Real Estate Commercial	$39,857	43.43%	$34,300	41.86%
Construction	3,885	4.23	6,551	8.00
Residential	11,686	12.73	8,530	10.41
Commercial	13,205	14.39	11,190	13.66
Installment	23,152	25.22	21,356	26.07

	91,785	100.00%	81,927	100.00%

Allowance for loan losses	(873)		(745)
Net deferred loan (fees) and costs	370		323

	$91,282		$81,505

     Asset Quality
     Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in Old Line Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. Old Line Bank recognizes interest on non-accrual loans only when received
     As of June 30, 2005 and December 31, 2004, Old Line Bank had no loans on non-accrual status. As of June 30, 2005 and December 31, 2004, Old Line Bank had no loans past due more than 90 days.
     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. At June 30, 2005 and December 31, 2004, Old Line Bank held no real estate acquired as a result of foreclosure.
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
     We had no impaired or restructured loans as of June 30, 2005 and December 31, 2004.
     Bank owned life insurance
     During June 2005, we remitted a one time premium payment of $3.3 million to a broker for an insurance company for the purchase of Bank Owned Life Insurance (“BOLI”) on the lives of our executive officers Messrs. Cornelsen, and Burnett and Ms. Rush. We have submitted applications for the BOLI and the officers have completed their physicals required for the insurance. By October 1, 2005, we will enter into supplemental executive retirement plan (“SERP”) agreements with the executives. The SERP agreements will provide for future benefits to the executives. We will also enter into separate agreements that will provide that upon the death of the executive, Old Line Bank will split the insurance proceeds in excess of cash surrender value evenly between Old Line Bank and the executive officer’s designated beneficiary.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. At June 30, 2005, the deposit portfolio had grown to $106.0 million, a $17.0 million or 19.10% increase over the December 31, 2004 level of $89.0 million. Non-interest bearing deposits grew $1.5 million during the period from $25.4 million to $26.9 million while interest-bearing deposits grew $15.6 million to $79.1 million from $63.5 million. Most of the growth in interest-bearing deposits was in other time deposits, which increased from $36.4 million at December 31, 2004 to $44.4 million at March 31, 2005 and money market and NOW accounts which grew from $16.5 million at December 31, 2004 to $25.8 million at June 30, 2005. Our deposit base expanded due to increased commercial relationships, a promotional certificate of deposit campaign in January 2005 that increased other time deposits and increased activity and balances in real estate settlement accounts at period end that increased money market, NOW, and non interest-bearing deposits.
     As a general practice, we do not purchase brokered deposits. During the periods reported, we had no brokered deposits. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.
     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $9.5 million as of June 30, 2005. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta of $26.26 million at June 30, 2005 of which we have borrowed $6 million as outlined below.
     Short-term borrowings consist of short-term promissory notes issued to Old Line Bank’s customers and federal funds purchased. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes reprice daily and have maturities of 270 days or less. At June 30, 2005, Old Line Bank had $8.9 million outstanding in these short term promissory notes with an interest rate of 1.31%.

     At June 30, 2005, long term borrowings were comprised of advances from the Federal Home Loan Bank totaling $6 million. Old Line Bank borrowed $4.0 million of the $6.0 million in January 2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. Interest is payable January 3, April 3, July 3, and October 3 of each year. Effective January 3, 2002 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate.
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
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $9.5 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include cash from the investment and loan portfolios.
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of June 30, 2005, we had $3.7 million in cash and due from banks and $15.3 million in federal funds sold and other overnight investments compared to $4.1 million in cash and due from banks and $5.2 million in federal funds sold and other overnight investments at December 31, 2004.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

Capital
     Our stockholders’ equity amounted to $13.9 million at June 30, 2005 and $13.5 million at December 31, 2004. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the period because of net income of $469,484, the $89,883 in proceeds after tax adjustment for stock options exercised less the $105,158 in dividends paid in March and June and the $19,461 unrealized losses in available for sale securities.
     Off-balance Sheet Arrangements
     Old Line Bancshares, Inc. is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit, lines of credit and standby letters of credit. In addition, Old Line Bancshares, Inc. also has operating lease obligations. Old Line Bancshares, Inc. uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses that would have a material effect on Old Line Bancshares, Inc.
     Outstanding loan commitments, lines and letters of credit at June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
Commitments to extend credit and available credit lines:
Commercial	$3,686,718	$2,895,972
Real estate-undisbursed development and construction	13,305,535	7,418,916
Real estate-undisbursed home equity lines of credit	4,184,558	3,426,235

	$21,176,811	$13,741,123

Standby letters of credit	$1,611,006	$1,307,549

     We are not aware of any loss we would incur by funding our commitments or lines of credit. Commitments for real estate development and construction, which totaled $13.3 million, or 62.74% of the $21.2 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.

	Six months ended June 30, 2005
	Federal Funds	Investment	Interest	Total	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Assets	Income	Spread
GAAP Interest income	$180,989	$309,042	$3,080,292	$3,080,292	$2,198,586
Tax Equivalent adjustment	2,014	36,215	38,229	38,229	38,229

Tax Equivalent interest income	$183,003	$345,257	$3,118,521	$3,118,521	$2,236,815

GAAP Interest yield	2.73%	3.25%	5.36%	5.07%	3.82%	3.19%
Taxable Equivalent adjustment	0.03%	0.38%	0.06%	0.06%	0.06%	0.06%

Tax Equivalent interest yield	2.76%	3.63%	5.42%	5.13%	3.88%	3.25%

	Six months ended June 30, 2004
	Federal Funds	Investment	Interest	Total	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Assets	Income	Spread
GAAP Interest income	$20,836	$337,115	$2,241,458	$2,241,458	$1,677,727
Tax Equivalent adjustment	261	41,212	41,473	41,473	41,473

Tax Equivalent interest income	$21,097	$378,327	$2,282,931	$2,282,931	$1,719,200

GAAP Interest yield	0.98%	3.43%	5.13%	4.82%	3.85%	3.26%
Taxable Equivalent adjustment	0.01%	0.42%	0.09%	0.09%	0.09%	0.09%

Tax Equivalent interest yield	0.99%	3.85%	5.22%	4.91%	3.94%	3.35%

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
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
             None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
             None
Item 3. Defaults Upon Senior Securities.
             Not applicable.
Item 4. Submission of Matters to a Vote of Securities Holders.
             (a)     Old Line Bancshares, Inc. held its annual meeting of stockholders on May 26, 2005.
             (b)     At the annual meeting, Craig E. Clark Randy A. Lakes, Gail D. manuel and Gregory S. Proctor, Jr. were elected to serve a three-year term expiring upon the date of Old Line Bancshares, Inc.’s 2008 Annual Meeting. The term of office of the following directors continued after the meeting:
                       Term Expiring at 2006 Annual Meeting
                       Charles A. Bonger
                       Nancy L. Gasparovic
                       Frank Lucente, Jr.
                       Term Expiring at 2007 Annual Meeting
                       James W. Comelsen
                       Daniel W. Deming
                       James F. Dent
                       John D. Mitchell, Jr.
             (c)     1. The following individuals were nominees for the Board of Directors for a term to expire at the 2008 annual meeting of stockholders. The number of votes for withheld for each nominee is as follows:

	For	Withheld	Total
Craig E. Clark	1,794,594	4,935	1,799,529
Randy A. Lakes	1,794,234	5,295	1,799,529
Gail D. manuel	1,794,594	4,935	1,799,529
Gregory S. Proctor, Jr.	1,794,594	4,935	1,799,529
                      2.  The ratification of the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of Old Line Bancshares. Inc. for 2005:

For	Against	Abstain	Broker Non-	Total
			Votes
1,795,674	1,560	2,295	0	1,799,529
Item 5. Other Information.
             Not applicable.
Item 6. Exhibits
(a)	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.20	AIA Construction Agreement dated April 14, 2005 between Pointer Ridge Office Investment, LLC and Waverly Construction & Management Company Inc.

10.21	Incentive Plan Model and Stock Option Model

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: August 10, 2005	By:	/s/ James W. Cornelsen

James W. Cornelsen, President
(Principal Executive Officer)

Date: August 10, 2005	By:	/s/ Christine M. Rush

Christine M. Rush, Chief Financial Officer
(Principal Accounting and Financial Officer)