Form 10QSB
period 2005-09-30
OLD LINE BANCSHARES INC
filed 2005-11-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
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
     At November 1, 2005, 4,248,898.5 shares of the issuer’s Common Stock, par value $.01 per share, were issued and outstanding.
     Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated
Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$3,255,895	$4,090,776
Federal funds sold	20,381,325	5,229,867

Total cash and cash equivalents	23,637,220	9,320,643
Time deposits in other banks	—	300,000
Investment securities available for sale	14,140,556	15,612,411
Investment securities held to maturity	2,203,658	2,204,290
Loans, less allowance for loan losses	94,611,920	81,504,890
Restricted equity securities at cost	1,102,750	1,079,950
Investment in real estate, LLC	732,436	550,000
Bank premises and equipment	2,406,361	2,352,348
Accrued interest receivable	462,900	365,388
Deferred income taxes	191,289	88,723
Bank owned life insurance	3,288,125	—
Other assets	316,614	190,675

	$143,093,829	$113,569,318

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$26,217,156	$25,424,314
Interest bearing	86,368,957	63,540,800

Total deposits	112,586,113	88,965,114
Short-term borrowings	9,899,778	4,637,012
Long-term borrowings	6,000,000	6,000,000
Accrued interest payable	307,911	173,320
Income tax payable	28,016	184,975
Other liabilities	161,813	114,585

	128,983,631	100,075,006

Stockholders’ equity
Common stock, par value $.01 per share in 2005 and 2004, authorized 5,000,000 shares in 2005 and 2004; issued and outstanding 2,152,360.5 in 2005 and 1,776,394.5 in 2004	$21,524	$17,764
Additional paid-in-capital	12,573,567	12,446,229
Retained earnings	1,710,340	1,120,705

	14,305,431	13,584,698
Accumulated other comprehensive income	(195,233)	(90,386)

	14,110,198	13,494,312

	$143,093,829	$113,569,318

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest revenue
Loans, including fees	$1,520,876	$1,089,360	$4,109,013	$2,963,377
U.S. Treasury securities	31,899	31,915	95,238	81,520
U. S. government agency securities	58,586	73,744	177,949	225,835
Mortgage backed securities	20,071	28,087	66,040	91,964
Tax exempt securities	28,099	28,807	85,767	82,430
Federal funds sold	128,607	18,708	309,596	39,544
Other	10,365	11,977	35,192	39,387

Total interest revenue	$1,798,503	$1,282,598	$4,878,795	$3,524,057

Interest expense
Deposits	489,686	229,365	1,228,881	682,180
Borrowed funds	90,210	58,346	232,721	169,262

Total interest expense	579,896	287,711	1,461,602	851,442

Net interest income	1,218,607	994,887	3,417,193	2,672,615

Provision for loan losses	40,000	85,000	165,000	175,000

Net interest income after provision for loan losses	1,178,607	909,887	3,252,193	2,497,615

Noninterest revenue
Service charges on deposit accounts	62,237	65,583	179,740	185,756
Other fees and commissions	122,651	100,423	267,866	251,821

Total noninterest revenue	184,888	166,006	447,606	437,577

Noninterest expenses
Salaries	524,764	369,188	1,354,774	1,027,861
Employee benefits	89,679	56,813	237,335	175,008
Occupancy	59,563	49,314	168,544	149,980
Equipment	27,993	30,340	81,236	90,806
Data processing	32,299	32,070	95,382	96,155
Other operating	212,059	181,456	617,608	528,450

Total noninterest expenses	946,357	719,181	2,554,879	2,068,260

Income before income taxes	417,138	356,712	1,144,920	866,932

Income taxes	135,867	117,432	394,165	296,950

Net Income	$281,271	$239,280	$750,755	$569,982

Basic earnings per common share	$0.13	$0.11	$0.35	$0.27
Diluted earnings per common share	$0.13	$0.11	$0.35	$0.26
See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholder’s Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income (loss)	income

Balance, December 31, 2004	1,776,394.5	$17,764	$12,446,229	$1,120,705	$(90,386)	—
Net income	—	—	—	750,755	—	$750,755
Unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	(104,847)	(104,847)

Comprehensive income	—	—	—	—	—	$645,908

Cash dividend $0.075 per share	—	—	—	(160,984)	—
Stock split effected in the form of a 20% stock dividend	355,266.0	3,553	(3,553)	(136)	—
Stock options exercised	20,700.0	207	130,891	—	—

Balance, September 30, 2005	2,152,360.5	$21,524	$12,573,567	$1,710,340	$(195,233)

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities
Interest received	$4,737,198	$3,358,835
Fees and commissions received	447,670	437,577
Interest paid	(1,327,011)	(841,572)
Cash paid to suppliers and employees	(2,504,079)	(1,917,167)
Income taxes paid	(581,693)	(336,068)

	772,085	701,605

Cash flows from investing activities
Purchase of investment securities
Held to maturity	—	(842,422)
Available for sale at maturity or call	—	(1,253,113)
Proceeds from disposal of investment securities
Held to maturity	—	440,000
Available for sale at maturity or call	1,291,914	2,272,409
Loans made, net of principal collected	(13,224,216)	(16,657,087)
Purchase of equity securities	(22,800)	(50,000)
Investment in real estate, LLC	(182,500)	(550,000)
Investment in bank owned life insurance (BOLI)	(3,288,125)
Redemption of certificates of deposit	300,000	300,000
Purchase of premises and equipment and software	(183,524)	(87,441)
Proceeds from sale of premises and equipment	—	21,000

	(15,309,251)	(16,406,654)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	17,437,568	7,381,465
Other deposits	6,183,431	12,855,939
Net change in borrowed funds	5,262,766	(1,000,000)
Proceeds from stock options exercised	131,098	83,522
Dividends paid	(161,120)	(159,741)

	28,853,743	19,161,185

Net increase (decrease) in cash and cash equivalents	14,316,577	3,456,136

Cash and cash equivalents at beginning of period	9,320,643	6,479,947

Cash and cash equivalents at end of period	$23,637,220	$9,936,083

See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Nine months ended
	September 30,
	2005	2004
Reconciliation of net income to net cash provided by operating activities
Net income	$750,755	$569,982

Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	113,310	112,957
Provision for loan losses	165,000	175,000
Loss (gain) on sale of equipment	—	964
Change in deferred loan fees net of costs	(47,814)	(112,272)
Amortization of premiums and discounts	3,729	7,178
Deferred income taxes	(30,569)	(33,663)
Increase (decrease) in
Accrued interest payable	134,591	9,870
Other liabilities	(109,731)	153,223
Decrease (increase) in
Accrued interest receivable	(97,512)	(60,128)
Other assets	(109,738)	(121,506)
Loss on Pointer Ridge, LLC	64	—

	$772,085	$701,605

See accompanying notes to consolidated financial statements

OLD LINE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL
     Organization
     Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is owning all of the capital stock of Old Line Bank. Old Line Bancshares also has an approximately $732,000 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares, Inc. owns 50% of Pointer Ridge.
     Basis of Presentation
     The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc. and its wholly owned subsidiary, Old Line Bank. All significant intercompany transactions and balances have been eliminated in consolidation.
     The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2004 were derived from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares, Inc.’s Form 10-KSB. There have been no significant changes to the Company’s accounting policies as disclosed in the Form 10-KSB. We have reclassified fees from advances on construction loans to interest revenue. In 2005, management determined that this revenue relates more to the use of funds than to commitments to make such funds available. The amounts that we reclassified were $30,076 for the three months ended September 30, 2004 and $61,693 for the nine months ended September 30, 2004. The results shown in this interim report are not necessarily indicative of results expected for the full year 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average number of shares	2,151,401.80	2,131,673.40	2,143,941.35	2,131,673.40
Dilutive average number of shares	28,030.00	32,433.60	28,157.00	32,433.60
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
     Had we determined compensation expense in accordance with the provisions of SFAS No. 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income
As reported	$281,271	$239,280	$750,755	$569,982
Stock -based employee compensation expense	(23,158)	(7,223)	(29,725)	(21,670)
Income tax benefit of employee compensation expense	8,944	2,790	11,480	8,369

Pro forma	$267,057	$234,847	$732,510	$556,681

Basic earnings per share
As reported	$0.13	$0.11	$0.35	$0.27
Pro forma	0.12	0.11	0.34	0.26
Diluted earnings per share
As reported	$0.13	$0.11	$0.35	$0.26
Pro forma	0.12	0.11	0.34	0.26

     A summary of the status of the outstanding options follows:

		September 30, 2005
	Number of	Weighted Average
	Shares	exercise price
Outstanding, beginning of year	114,420	$6.62
Options granted	34,000	10.23
Options exercised	(20,700)	—
Options expired	(900)	9.58

Outstanding, September 30, 2005	126,820	$6.84

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
     The primary business of Old Line Bancshares, Inc. is owning all of the capital stock of Old Line Bank. Old Line Bancshares also has an approximately $732,000 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares, Inc. owns 50% of Pointer Ridge. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls twenty five percent of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and plans to construct a commercial office building containing approximately 40,000 square feet. Old Line Bancshares, Inc. plans to lease approximately 50% of this building for its main office (moving its existing main office from Waldorf, Maryland) and a branch of Old Line Bank.
     All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, to reflect the stock split effected in the form of a 20% stock dividend paid March 24, 2005.

Summary of Recent Performance and Other Activities
     We are pleased to report that during the quarter that ended September 30, 2005, we have continued to make progress towards accomplishing our 2005 goals. During the year, we plan to improve earnings by:
•	Increasing interest revenue through continued growth.

•	Reducing interest expense by growing core deposits and non-interest bearing deposits with increased business development and promotional campaigns.

•	Increasing non-interest revenue by establishing a division that provides boat loan brokerage services for a fee.
     Because of our continued and we believe successful business development efforts, Old Line Bank continues to achieve name recognition in the markets in which we operate and experienced a 16.08% growth in net loans and a 26.55% growth in deposits during the nine months ended September 30, 2005 compared to December 31, 2004. This loan and deposit growth has allowed us to improve Old Line Bancshares, Inc.’s net interest income while maintaining asset quality. At September 30, 2005, we had no loans past due more than 90 days. We maintained an allowance for loan losses to period end gross loans of 0.96% at September 30, 2005 compared to 0.91% at December 31, 2004. We have accomplished this growth while preserving leverage and capital standards that exceed regulatory requirements.
     The following outlines the highlights of our financial performance for the three month period ended
     September 30, 2005 compared to the three month period ended September 30, 2004. All numbers are in thousands (000’s).

Three months ended September 30,	2005	2004	$ Change	% Change
Net income	$281	$239	$42	17.57%
Interest revenue	1,799	1,283	516	40.22%
Interest expense	580	288	292	101.39%
Net interest income after provision for loan losses	1,179	910	269	29.56%
Non-interest revenue	185	166	19	11.45%
Non-interest expense	946	719	227	31.57%
Earnings per share, basic	0.13	0.11	0.02	18.18%
Earnings per share, diluted	0.13	0.11	0.02	18.18%

     The following outlines the highlights of our financial performance for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004 (000’s):

Nine months ended September 30,	2005	2004	$ Change	% Change
Net income	$751	$570	$181	31.75%
Interest revenue	4,879	3,524	1,355	38.45%
Interest expense	1,462	851	611	71.80%
Net interest income after provision for loan losses	3,252	2,498	754	30.18%
Non-interest revenue	448	438	10	2.28%
Non-interest expense	2,555	2,068	487	23.55%
Average interest earning assets	119,104	90,817	28,287	31.15%
Average gross loans	87,286	66,485	20,801	31.29%
Average interest bearing deposits	74,471	57,210	17,261	30.17%
Average non interest bearing deposits	26,524	20,432	6,092	29.82%
Interest Margin (1)	3.90%	4.01%	(0.11%)	(2.74%)
Return on average equity (1)	7.29%	5.94%	1.35%	22.73%
Earnings per share basic	$0.35	$0.27	0.08	29.63%
Earnings per share diluted	$0.35	$0.26	0.09	34.62%

(1)	See “Reconciliation of Non-GAAP Measures”
     In October 2005, we entered into an underwriting agreement pursuant to which we agreed to sell 2,096,538 shares of our common stock on a best efforts basis. On October 21, 2005, we closed the offering and sold 2,096,538 shares of common stock at a per share purchase price of $9.75 per share. The proceeds to the Company, after underwriters’ commissions, were $19,419,183. We intend to use the net proceeds from the offering to provide additional capital to Old Line Bank to support its growth and expansion. Until such time that we can use these funds, we anticipate that we will invest the net offering proceeds in liquid assets. We expect this will cause a positive impact in interest revenue on securities and net interest income. We expect the increase in the number of shares will cause a negative impact on earnings per share in the fourth quarter of 2005 and until we can deploy these proceeds into loans.
     In June 2005, we remitted a one time premium payment of $3.3 million to a broker for an insurance company for the purchase of Bank Owned Life Insurance (“BOLI”) on the lives of our executive officers Messrs. Cornelsen and Burnett and Ms. Rush. We have submitted applications for the BOLI and the executive officers have completed their physicals required for the insurance. Initially, we anticipated that we would enter into supplemental executive retirement plan (“SERP”) agreements with the executives by November 1, 2005. However, due to delays in underwriting the life insurance policies, we have delayed the execution of the SERP agreements until at least December 1, 2005. The SERP agreements will provide for future benefits to the executives. We will also enter into separate agreements that will provide that upon the death of the executive, Old Line Bank will split the insurance proceeds in excess of cash surrender value evenly between Old Line Bank and the executive officer’s designated beneficiary. We anticipate these transactions will have a modest positive impact on non-interest income and net income.

Growth Strategy
     We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.
     Expansion
     In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”), an unrelated party, to begin construction of an approximately 40,000 square foot commercial office building at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. The contract sum is Four Million One Hundred Eight Thousand Dollars ($4,108,000) and Waverly began construction of the project in May 2005 and the building is partially complete.
     On November 3, 2005, Pointer Ridge entered into a loan agreement with an unrelated bank, pursuant to which the bank agreed to make a construction loan to Pointer Ridge in a principal amount not to exceed $5.88 million to finance the construction of a building. Subject to the satisfaction of certain conditions precedent, the Bank has agreed to convert the construction loan to a permanent loan. The construction loan accrues interest monthly at an interest rate equal to one month LIBOR plus 185 basis points per annum, is interest only and matures on December 1, 2006, unless it converts to a permanent loan. Provided that the bank continues to advance sums under the loan agreement, Old Line Bancshares, Inc. has guaranteed the construction of the building in accordance with the terms of the loan agreement and has guaranteed the payment of up to fifty percent (50%) of all costs and expenses incurred in completing the construction of the building. We anticipate moving to our new headquarters in the first or second quarter of 2006.
     In August 2004, we announced plans to open a branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton, Maryland, approximately 10 miles north of Pointer Ridge, the anticipated new Bowie, Maryland main office. We had planned to open that branch in the fourth quarter of 2005 or the first quarter of 2006. However, the owner of the property has experienced engineering delays related to the construction of the facility. The owner has informed us that he has resolved the engineering items and we anticipate the owner will receive a building permit during the fourth quarter of 2005. We expect the branch to open in the second or third quarter of 2006.
     We plan to open a new branch in College Park (Prince George’s County), Maryland in the same building as the loan production office that houses our new team of loan officers (see-“Expansion of Commercial, Construction and Commercial Real Estate Lending” below). Our lease provides that we will lease the branch space in January 2008 when the existing branch of a large southeastern regional bank moves from the space.
     Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increases in expenses.
     Expansion of Commercial, Construction and Commercial Real Estate Lending
     In August 2005, we added a team of three experienced, highly skilled loan officers to our staff. Each of these individuals has over 25 years of commercial banking experience and was employed by a large southeastern regional bank with offices in the suburban Maryland market prior to joining us. These individuals have worked in our market area for approximately 18 years, have worked together as a team for over 14 years and have a history of successfully generating a high volume of commercial, construction and commercial real estate loans. This team operates from our College Park, Maryland loan production office.
     We expect that the addition of these individuals will cause an increase in salary and benefit expenses and an increase in rent expense. By the fourth quarter of 2005, we anticipate the addition of these loan officers will cause a positive impact on loan growth and an increase in net interest income. The additional capital from the offering should allow us to leverage our balance sheet to support the anticipated loan growth as a result of these new hires.
     Old Line Marine Division
     In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a luxury boat loan broker and to originate loans for Old Line Bank. We hired a veteran in the marine lending industry with over 27 years of experience to head this division, in addition to two brokers with prior experience in the boat industry. The primary loan origination location for this division is Annapolis, Maryland. We also service the Norfolk, Virginia market. Prior to joining us, each of these individuals operated as brokers in these markets and was a major source of referrals to Old Line Bank. We conduct secondary market activity in our marine division as a broker and we earn a fee. In addition to increasing our non-interest income, we expect to capitalize on our relationships with high net worth individuals as a result of loans we make through this division.
     The establishment of this division increased non-interest expense by $114,000 for the nine months ended September 30, 2005 and increased non-interest revenue by $73,000 during the same period. By the fourth quarter of 2005, we anticipate this division will have a modest, positive impact on net income.
Results of Operations
     Net Interest Income
     Net interest income is the difference between revenue on interest earning assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments, and federal funds sold; interest on interest-bearing deposits and other borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.
     Three months ended September 30, 2005 compared to three months ended September 30, 2004
     Net interest income after provision for loan losses for the three months ended September 30, 2005 increased $268,720 or 29.53% to $1.2 million from $909,887 for the same period in 2004. The increase was primarily attributable to a 31.17% or $28.3 million increase in total average interest earning assets to $119.1 million for the nine months ended September 30, 2005 from $90.8 million for the nine months ended September 30, 2004.
     Interest revenue increased from $1.3 million for the three months ended September 30, 2004 to $1.8 million for the same period in 2005. Interest expense for all interest bearing liabilities amounted to $579,896 for the three months ended September 30, 2005 versus $287,711 for the three months ended September 30, 2004. These changes were a result of normal business growth and a 50 basis point increase in the prime rate during the period from 6.25% on July 1, 2005 to 6.75% on September 30, 2005.

     Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     Net interest income after provision for loan losses for the nine months ended September 30, 2005 increased 32.00% to $3.3 million from $2.5 million for the same period in 2004. The increase was primarily attributable to a 31.17% or $28.3 million increase in total average interest earning assets to $119.1 million for the nine months ended September 30, 2005 from $90.8 million for the nine months ended September 30, 2004. This increase in volume coupled with a 28 basis point increase in the yield on interest earning assets from 5.26% for the nine months ended September 30, 2004 to 5.54% for the nine months ended September 30, 2004 had a positive impact on net interest income.
     Interest revenue increased from $3.5 million for the nine months ended September 30, 2004 to $4.9 million for the same period in 2005. Interest expense for all interest bearing liabilities amounted to $1.5 million for the nine months ended September 30, 2005 versus $851,442 for the nine months ended September 30, 2004. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were a result of normal business growth and increases in the interest rates.
     Our net interest margin was 3.90% for the first nine months of 2005, as compared to 4.01% for the first nine months of 2004. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 28 basis points from 5.26% in 2004 to 5.54% in 2005, and average interest-earning assets grew by $28.3 million. However, a 47 basis point increase of the yield on average interest-bearing liabilities from 1.80% in 2004 to 2.27% in 2005, and a $23.0 million increase in interest bearing liabilities offset these improvements.
     The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2004, the federal funds rate was .94% and on September 30, 2004 the federal funds rate was 1.97%. On January 1, 2005, the federal funds rate was 1.97% and on September 30, 2005 it was 3.93%. The prime rate was 4.00% on January 1, 2004 and it was 4.75% on September 30, 2004. On January 1, 2005, the prime rate was 5.25% and was 6.75% at September 30, 2005.
     These increased interest rates allowed us to earn a 187 basis point higher average yield on our federal funds and a 35 basis point higher average yield on our loan portfolio. The increased market interest rates and a promotional campaign used to attract certificates of deposits in January 2005 caused the cost of average interest bearing liabilities to increase 47 basis points during the period. We expect improvement in our net interest margin during the year because of increases in the federal funds and prime rates and because we expect the volume of and rates on loans to grow at a faster rate than the volume of and rates on interest bearing liabilities. We will offer promotional campaigns to attract deposits throughout the year if required to maintain an acceptable loan to deposit ratio.

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
Average Balances, Interest, and Yields

	For the Nine Months Ended September 30,
	2005			2004
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets:
Federal Funds Sold	$13,850,355	$313,225	3.02%	$4,629,960	$39,925	1.15%
Interest bearing deposits	76,557	2,124	3.71	607,299	13,507	2.97
Investment Securities (1) (2)
U.S. Treasury	4,000,425	99,851	3.29	3,537,691	85,469	3.17
U.S. Agency	7,445,985	186,569	3.30	8,780,810	236,774	3.54
Mortgage-backed securities	2,246,288	66,040	3.88	3,101,206	91,964	3.90
State, county, municipals	3,478,804	120,792	4.58	3,362,437	130,419	5.10
Other	1,575,085	33,855	2.83	932,775	26,289	3.70

Total investment securities	18,746,587	507,107	3.57	19,714,919	570,915	3.80

Loans: (3)
Commercial	12,513,568	696,310	7.44	8,798,947	466,848	7.09
Mortgage	52,328,109	2,535,338	6.48	37,591,912	1,673,569	5.95
Installment	22,443,906	877,365	5.23	20,094,395	822,960	5.47

Total gross loans	87,285,583	4,109,013	6.29	66,485,254	2,963,377	5.95
Allowance for loan losses	854,673			620,561

Total loans, net of allowance	86,430,910	4,109,013	6.36	65,864,693	2,963,377	6.01

Total interest-earning assets	119,104,409	4,931,469	5.54	90,816,871	3,587,724	5.26

Noninterest-bearing cash	3,071,170			2,422,155
Premises and equipment	2,381,604			2,276,629
Other assets	2,302,933			1,122,665

Total Assets	$126,860,116	$4,931,469	5.20%	$96,638,320	$3,587,724	4.95%

Liabilities and Stockholders’ Equity
Interest-bearing deposits
Savings	$9,828,092	$37,567	0.51%	$10,994,744	$40,431	0.49%
Money market and NOW	19,640,443	99,197	0.68	16,605,322	56,852	0.46
Other time deposits	45,002,497	1,092,117	3.24	29,610,300	584,897	2.64

Total interest-bearing deposits	74,471,032	1,228,881	2.21	57,210,366	682,180	1.59
Borrowed funds	11,544,262	232,721	2.70	5,811,491	169,262	3.89

Total interest-bearing liabilities	86,015,294	1,461,602	2.27	63,021,857	851,442	1.80
Non interest-bearing deposits	26,524,305			20,432,017

	112,539,599	1,461,602	1.74	83,453,874	851,442	1.36
Other liabilities	546,346			373,880
Stockholders’ equity	13,774,170			12,810,566

Total liabilities and stockholders’ equity	$126,860,115			$96,638,320

Net interest spread			3.27%			3.46%

Net interest income		$3,469,867	3.90%		$2,736,282	4.01%

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.
Rate/Volume Variance Analysis

	Nine months ended September 30,
	2005 compared to 2004
	Variance due to:
	Total	Rate	Volume
Earning Assets:
Federal Funds Sold	$273,300	193,992	$79,308
Interest bearing deposits	(11,383)	544	(11,789)
Investment Securities
U.S. Treasury	14,382	3,258	11,124
U.S. Agency	(50,205)	(14,372)	(35,833)
Mortgage backed	(25,924)	(640)	(25,284)
State, county, municipals	(9,627)	(14,127)	4,500
Other	7,566	(10,456)	18,022
Loans:
Commercial	229,462	32,479	196,983
Mortgage	861,769	205,968	655,801
Installment	54,405	(41,719)	96,124

Total interest revenue (1)	1,343,745	354,927	988,956

Interest-bearing liabilities
Savings	(2,864)	1,412	(4,276)
Money market and NOW	42,345	31,903	10,442
Other time deposits	507,220	203,290	303,930
Borrowed funds	63,459	(103,336)	166,795

Total interest expense	610,160	133,269	476,891

Net interest income	$733,585	$221,658	$512,065

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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
     The provision for loan losses decreased $45,000 or 52.94% to $40,000 for the three months ended September 30, 2005 versus $85,000 for the three months ended September 30, 2004. During the quarter, we decreased the provision for loan losses because the growth in our loan portfolio was occurring at a slower rate than the growth in our allowance for loan losses. Additionally, our review of 18 month historical loss experience and delinquency in the portfolio did not warrant a higher provision.
     The provision for loan losses was $165,000 for the nine months ended September 30, 2005, as compared to $175,000 for the nine months ended September 30, 2004, a decrease of $10,000 or 5.71%. During the nine month period, we decreased the provision for loan losses because the growth in our loan portfolio was occurring at a slower rate than the growth in our allowance for loan losses, because of changes in the composition of the portfolio and because of recoveries. Additionally, our review of our 18 month historical loss experience and delinquency in the various segments of the portfolio did not warrant a higher provision.
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
     The allowance for loan losses represents .96% of gross loans at September 30, 2005 and 0.91% of gross loans at December 31, 2004. Old Line Bank has no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2005	2004	2004
Balance, beginning of period	$744,862	$547,690	$547,690

Provision for loan losses	165,000	175,000	220,000

Chargeoffs:
Commercial	—	—	(20,599)
Mortgage	—	—	—
Consumer	(135)	(18,409)	(18,408)

Total chargeoffs	(135)	(18,409)	(39,007)
Recoveries:
Commercial	2,997	—	—
Mortgage	—	—	—
Consumer	646	16,113	16,179

Total recoveries	3,643	16,113	16,179

Net chargeoffs	3,508	(2,296)	(22,828)

Balance, end of period	$913,370	$720,394	$744,862

Allowance for loan losses to gross loans	0.96%	0.94%	0.91%
Ratio of net-chargeoffs during period to average loans outstanding during period	(0.004%)	0.003%	0.033%

     The following table provides a breakdown of the allowance for loan losses.

	Allocation of Allowance for Loan Losses
	September 30,				December 31,
	2005		2004		2004
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & others	$6,198	0.62%	$7,550	0.81%	7,120	0.72%
Boat	170,836	24.28	150,858	27.05	148,411	25.35
Mortgage	476,386	59.84	362,163	58.10	401,585	60.27
Commercial	259,950	15.26	199,823	14.04	187,746	13.66

Total	$913,370	100.00%	$720,394	100.00%	$744,862	100.00

     Non-interest Revenue
     Three months ended September 30, 2005 compared to three months ended September 30, 2004
     Non-interest revenue totaled $184,888 for the three months ended September 30, 2005, an increase of $18,882 or 11.37% from the 2004 amount of $166,006. Non-interest revenue for the three months ended September 30, 2005 and September 30, 2004 included fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. For the three months ended September 30, 2005, non-interest revenue also included broker origination fees from the marine division and interest income from the investment made in bank owned life insurance in June 2005.
     For the three months ended September 30, 2005, other fees and commissions increased $22,228. This was primarily a result of earnings of $40,012 from the investment made in bank owned life insurance in June 2005 and an increase of $45,111 in broker origination fees as a result of the establishment of the marine division in February 2005. These increases were offset by a $57,983 reduction in letter of credit and other miscellaneous loan fees. The reduction in letter of credit and other miscellaneous loan fees occurred because we issued fewer letters of credits during the period and collected fewer miscellaneous fees on loans.
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

     Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     Non-interest revenue totaled $447,606 for the nine months ended September 30, 2005, an increase of $10,029 or 2.29% from the 2004 amount of $437,577. Non-interest revenue for the nine months ended September 30, 2005 included primarily fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. For the nine months ended September 30, 2005, non-interest revenue also included broker origination fees from the marine division and income from the investment made in bank owned life insurance in June 2005.
     Service charges on deposit accounts declined $6,016, loan fees declined $61,395 and letter of credit fees declined $9,455. The $40,013 in income earned from the $3.5 million investment in bank owned life insurance and a $64,593 increase in broker origination fees caused by the addition of the marine division offset this decline. Service charges, loan fees and letter of credit fees declined because we collected fewer fees for account services and on loans during the period.
     Non-interest Expense
     Three months ended September 30, 2005 compared to three months ended September 30, 2004
     Non-interest expense for the three months ended September 30, 2005 increased $227,176 or 31.59% to $946,357 compared to $719,181 at September 30, 2004. Salaries and benefit expenses increased $188,442 or 44.24% during the period because of general salary increases, a new loan officer for the marine division in February 2005, a new originator in the marine division in April and one in June 2005 and the three new loan officers for the College Park loan production office in August 2005. Salary and benefits also increased due to the costs associated with our efforts to comply with Sarbanes/Oxley Section 404 (relating to internal controls) which becomes applicable to us in 2007. We have one individual focused on this effort.
     Occupancy expense increased $10,249 or 20.78% during the period because of the establishment of the College Park loan production office in August 2005 and annual escalation clauses in existing leases.
     Other operating expenses increased $30,603 or 16.87% because of the costs associated with the establishment of the College Park office and business development efforts of the new lenders as well as the marine division. Director fees also increased $4,350 during the quarter as a result of the increase in the fee paid per meeting and an increase in the number of meetings. These increases were offset by a reduction in legal and shareholder meeting expenses.

     Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     Non-interest expense for the nine months ended September 30, 2005 was $2.6 million versus $2.1 million for the same period in 2004. The $486,619 or 23.53% increase was attributable to a $389,240 increase in salary and benefit expense, an $18,564 increase in occupancy expense, and an $89,158 increase in other operating expenses.
     Salaries and benefits expenses increased because of general salary increases and because we hired a new credit officer in March 2004, a new branch manager in September 2004, a new loan officer for the marine division in February 2005, a new originator in the marine division in April 2005 and one in June 2005 and hired three new loan officers for the College Park loan production office in August 2005. Annual escalations in the leases and the establishment of the College Park loan production office in August 2005 caused the increased occupancy expenses.
     Other operating expenses increased because of increased expenses associated with the establishment and business development efforts of the marine division and the College Park office, and a $12,000 increase in audit and exam fees. A $13,150 increase in director fees caused by an increase in the number of meetings and the fee paid per meeting also contributed to the increase. A $26,074 reduction in robbery and security costs offset these increases. In June 2004, we experienced a robbery loss and completed installation of new security devices in all of our branches. These devices reduced security expenses and reduced the risk of robbery.
     Income Taxes
     Three months ended September 30, 2005 compared to three months ended September 30, 2004
     Income tax expense was $135,867 (32.57%) of pre-tax income for the three months ended September 30, 2005 as compared to $117,432 (32.92%) for the three months ended September 30, 2004. The tax rate decreased during the period because the interest earned on securities exempt from federal or state taxes was a larger percentage of total interest revenue.
     Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     Income tax expense was $394,165 (34.43%) of pre-tax income for the nine months ended September 30, 2005 compared to $296,950 (34.25% of pre-tax net income) for the same period in 2004.
     Net Income
     Three months ended September 30, 2005 compared to three months ended September 30, 2004
     Net income increased $41,991 or 17.55% to $281,271 for the three months ended September 30, 2005 compared to $239,280 for the three months ended September 30, 2004. Earnings per share increased to $0.13 basic and diluted for the three months ended September 30, 2005 from $0.11 basic and diluted for the three months ended September 30, 2004 because of the increase in net income. The $41,991 increase in net income was due to the $268,720 increase in net interest income after provision for loan losses and the $18,882 increase in non-interest revenue offset by the $227,176 increase in non-interest expenses and the $18,435 increase in income taxes.

     Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     Net income was $750,755 or $0.35 basic and diluted earnings per common share for the nine month period ending September 30, 2005, an increase of $180,773 or 31.72% compared to net income of $569,982 or $0.27 basic and $0.26 diluted earnings per common share for the same period in 2004. The increase in net income was the result of a $754,578 increase in net interest income after provision for loan losses and a $10,029 increase in non-interest revenue. A $486,619 increase in non-interest expense and a $97,215 increase in income tax expense for the period compared to the same period in 2004 offset these increases. Earnings per share increased on a basic and diluted basis because of the increase in net income.
Analysis of Financial Condition
     Investment Securities
     Old Line Bank’s portfolio consists primarily of U.S. Treasury securities, U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank Stock and Federal Home Loan Bank Stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying Old Line Bank’s earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify the majority (86.52%) of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized gains and losses as a separate component of stockholders’ equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. Old Line Bank invests in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
     The investment portfolio at September 30, 2005 amounted to $16.3 million, a decrease of $1.5 million, or 8.43%, from $17.8 million at December 31, 2004. The decrease in the investment portfolio occurred because some of these assets matured or were called and we deployed the proceeds into loans and federal funds for future loan fundings. The carrying value of available for sale securities includes net unrealized losses of $318,072 at September 30, 2005 (reflected as unrealized losses of $195,233 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $141,229 ($90,386 net of taxes) as of December 31, 2004. In general, this increase in unrealized losses was a result of rising interest rates.
     Investment in Pointer Ridge LLC
     As of September 30, 2005, our investment in Pointer Ridge LLC was $732,436. We account for this investment using the equity method. This means that 50% of the equity of Pointer Ridge is included in Old Line Bancshares, Inc.’s balance sheet as an investment in real estate, LLC and 50% of the net income of Pointer Ridge is reported in Old Line Bancshares, Inc.’s income statement. To date, we have recorded a net loss of $64 from Pointer Ridge.
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
     The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and plans to construct a commercial office building containing approximately 40,000 square feet. Old Line Bancshares, Inc. plans to lease approximately 50% of this building for its main office (moving its existing main office from Waldorf, Maryland) and a branch of Old Line Bank. On August 26, 2004, Old Line Bancshares, Inc. transferred its initial $550,000 capital contribution to Pointer Ridge. On September 16, 2005, Old Line Bancshares, Inc. transferred an additional $182,500 capital contribution to Pointer Ridge.
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
     On November 3, 2005, Pointer Ridge entered into a loan agreement with an unrelated bank, pursuant to which the bank agreed to make a construction loan to Pointer Ridge in a principal amount not to exceed $5.88 million to finance the construction of a building. Subject to the satisfaction of certain conditions precedent, the Bank has agreed to convert the construction loan to a permanent loan. The construction loan accrues interest monthly at an interest rate equal to one month LIBOR plus 185 basis points per annum, is interest only and matures on December 1, 2006, unless it converts to a permanent loan. Provided that the bank continues to advance sums under the loan agreement, Old Line Bancshares, Inc. has guaranteed the construction of the building in accordance with the terms of the loan agreement and has guaranteed the payment of up to fifty percent (50%) of all costs and expenses incurred in completing the construction of the building. We anticipate moving to our new headquarters in the first or second quarter of 2006.
     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs increased $13.1 million or 16.07% to $94.6 million at September 30, 2005 from $81.5 million at December 31, 2004. This growth was attributable to increased business development efforts. Commercial business loans increased by $3.3 million (29.46%), commercial real estate loans (generally owner-occupied) increased by $7.3 million (21.28%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $2.0 million (23.53%), real estate construction loans decreased by $1.8 million (27.27%) and installment loans increased by $2.3 million (10.75%) from their respective balances at December 31, 2004.
     During the period, our increased business development efforts have allowed Old Line Bank to establish several new customer relationships and expand existing relationships. Considering our current backlog of approved loans, and the addition of the new loan production office in College Park, Maryland, we anticipate that loan growth will continue during the remainder of 2005.

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	September 30,		December 31,
	2005		2004
Real Estate
Commercial	$41,610	43.73%	$34,300	41.86%
Construction	4,836	5.08	6,551	8.00
Residential	10,491	11.03	8,530	10.41
Commercial	14,526	15.26	11,190	13.66
Installment	23,691	24.90	21,356	26.07

	95,154	100.00%	81,927	100.00%

Allowance for loan losses	(913)		(745)
Net deferred loan (fees) and costs	371		323

	$94,612		$81,505

     Asset Quality
     Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in Old Line Bank no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. Old Line Bank recognizes interest on non-accrual loans only when received
     As of September 30, 2005 and December 31, 2004, Old Line Bank had no loans on non-accrual status. As of September 30, 2005 and December 31, 2004, Old Line Bank had no loans past due more than 90 days.
     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. At September 30, 2005 and December 31, 2004, Old Line Bank held no real estate acquired as a result of foreclosure.
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
     We had no impaired or restructured loans as of September 30, 2005 and December 31, 2004.
     Bank owned life insurance
     In June 2005, we remitted a one time premium payment of $3.3 million to a broker for an insurance company for the purchase of Bank Owned Life Insurance (“BOLI”) on the lives of our executive officers Messrs. Cornelsen, and Burnett and Ms. Rush. We have submitted applications for the BOLI and the officers have completed their physicals required for the insurance. Before year end 2005, we will enter into supplemental executive retirement plan (“SERP”) agreements with the executives. The SERP agreements will provide for future benefits to the executives. We will also enter into separate agreements that will provide that upon the death of the executive, Old Line Bank will split the insurance proceeds in excess of cash surrender value evenly between Old Line Bank and the executive officer’s designated beneficiary.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively. At September 30, 2005, the deposit portfolio had grown to $112.6 million, a $23.6 million or 26.52% increase over the December 31, 2004 level of $89.0 million. Non-interest bearing deposits grew $729,842 during the period from $25.4 million to $26.2 million while interest-bearing deposits grew $22.9 million to $86.4 million from $63.5 million. Most of the growth in interest-bearing deposits was in certificate of deposits, which increased from $36.4 million at December 31, 2004 to $53.9 million at September 30, 2005 and money market and NOW accounts which grew from $16.5 million at December 31, 2004 to $24.1 million at September 30, 2005. Our deposit base expanded due to increased commercial relationships, a promotional certificate of deposit campaign in January 2005 that increased other time deposits and increased activity and balances in real estate settlement accounts at period end that increased money market, NOW, and non interest-bearing deposits.
     As a general practice, we do not purchase brokered deposits. During the periods reported, we had no brokered deposits. As market conditions warrant and balance sheet needs dictate, we may participate in the wholesale certificates of deposit market.
     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $9.5 million as of September 30, 2005. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta of $28.6 million at September 30, 2005 of which we have borrowed $6 million as outlined below.
     Short-term borrowings consist of short-term promissory notes issued to Old Line Bank’s customers and federal funds purchased. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes reprice daily and have maturities of 270 days or less. At September 30, 2005, Old Line Bank had $9.9 million outstanding in these short term promissory notes with an interest rate of 1.75%.
     At September 30, 2005, long term borrowings were comprised of advances from the Federal Home Loan Bank totaling $6 million. Old Line Bank borrowed $4.0 million of the $6.0 million in January 2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. Interest is payable January 3, April 3, July 3, and October 3 of each year. Effective January 3, 2002 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate.
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
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of September 30, 2005, we had $3.3 million in cash and due from banks and $20.4 million in federal funds sold and other overnight investments compared to $4.1 million in cash and due from banks and $5.2 million in federal funds sold and other overnight investments at December 31, 2004.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

Capital
     Our stockholders’ equity amounted to $14.1 million at September 30, 2005 and $13.5 million at December 31, 2004. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the period because of net income of $750,755, the $131,098 in proceeds after tax adjustment for stock options exercised less the $161,120 in dividends paid in March, June and September and the $104,847 of unrealized losses in available for sale securities.
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
     Outstanding loan commitments, lines and letters of credit at September 30, 2005 and December 31, 2004 are as follows (000’s):

	September 30,	December 31,
	2005	2004

Commitments to extend credit and available credit lines:
Commercial	$3,294	$2,896
Real estate-undisbursed development and construction	13,344	7,419
Real estate-undisbursed home equity lines of credit	4,349	3,426

	$20,987	$13,741

Standby letters of credit	$1,841	$1,308

     We are not aware of any loss we would incur by funding our commitments or lines of credit. Commitments for real estate development and construction, which totaled $13.3 million, or 63.33% of the $21.0 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.

	Nine months ended September 30, 2005
	Federal Funds	Investment	Interest	Total	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Assets	Income	Spread
GAAP Interest income	$309,596	$458,062	$4,878,795	$4,878,795	$3,417,193
Tax Equivalent adjustment	3,629	49,045	52,674	52,674	52,674

Tax Equivalent interest income	$313,225	$507,107	$4,931,469	$4,931,469	$3,469,867

GAAP Interest yield	2.99%	3.22%	5.48%	5.14%	3.84%	3.20%
Taxable Equivalent adjustment	0.03%	0.35%	0.06%	0.06%	0.06%	0.06%

Tax Equivalent interest yield	3.02%	3.57%	5.54%	5.20%	3.90%	3.26%

	Nine months ended September 30, 2004
	Federal Funds	Investment	Interest	Total	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Assets	Income	Spread
GAAP Interest income	$39,544	$507,629	$3,524,057	$3,524,057	$2,672,615
Tax Equivalent adjustment	381	63,286	63,667	63,667	63,667

Tax Equivalent interest income	$39,925	$570,915	$3,587,724	$3,587,724	$2,736,282

GAAP Interest yield	1.14%	3.38%	5.17%	4.86%	3.92%	3.37%
Taxable Equivalent adjustment	0.01%	0.42%	0.09%	0.09%	0.09%	0.09%

Tax Equivalent interest yield	1.15%	3.80%	5.26%	4.95%	4.01%	3.46%

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
     The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Old Line Bancshares, Inc.’s beliefs, assumptions and on information available to Old Line Bancshares, Inc. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this Quarterly Report on Form 10-QSB; the ability of Old Line Bancshares, Inc. to retain key personnel; the ability of Old Line Bancshares, Inc. to successfully implement its growth and expansion strategy; risk of credit losses; risks associated with the marine brokerage division; the allowance for loan losses may not be sufficient; changes in interest rates and monetary policy may adversely affect Old Line Bancshares, Inc.; changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, Inc.; the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares, Inc.’s lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge Office Investment, LLC; and changes in economic, competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares, Inc. specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see the discussion under the caption “Factors Affecting Future Results” in Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

     Old Line Bancshares, Inc.’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Old Line Bancshares, Inc. undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after the forward-looking statements are made.
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
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal controls over financial reporting (as defined in Rule 13a-15 or Rule 15d-15) under the Securities Act of 1934, as amended) during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Securities Holders.
None
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

Old Line Bancshares, Inc.
Date: November 10, 2005	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

Date: November 10, 2005	By:	/s/ Christine M. Rush
Christine M. Rush, Chief Financial Officer
(Principal Accounting and Financial Officer)