Form 10KSB
period 2005-12-31
OLD LINE BANCSHARES INC
filed 2006-03-28
CIK 1253317

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 000-50345
OLD LINE BANCSHARES, INC.
(Name of small business issuer in its charter)

MARYLAND	20-0154352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2995 Crain Highway, Waldorf, Md.	20601
(Address of principal executive offices)	(Zip Code)
(301) 645-0333
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock: par value $0.01 per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The issuer’s revenues for its most recent fiscal year were $7,624,318.
The aggregate market value of the common equity held by non-affiliates was $45,188,401 as of March 17, 2006, based on a sales price of $11.80 per share of Common Stock, which is the sales price at which the Common Stock was last traded on March 16, 2006 as reported by the Nasdaq Capital Market.
The number of shares outstanding of the issuer’s Common Stock was 4,248,898.5 as of March 23, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.
Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☑

OLD LINE BANCSHARES, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I
Item 1. Description of Business
Business of Old Line Bancshares, Inc.
     Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.
     On May 22, 2003, the stockholders of Old Line Bank approved the reorganization of Old Line Bank into a holding company structure. The reorganization became effective at 12:01 a.m. on September 15, 2003. In connection with the reorganization, (i) Old Line Bank became our wholly-owned subsidiary and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock was converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock became the holders of all our outstanding shares.
     Our primary business is owning all of the capital stock of Old Line Bank. We also have an $837,436 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls twenty five percent of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and is in the process of constructing a commercial office building containing approximately 40,000 square feet. We plan to lease approximately 50% of this building for our main office (moving our existing main office from Waldorf, Maryland) and to operate a branch of Old Line Bank from this address. We anticipate moving to our new headquarters in the second quarter of 2006.
     In October 2005, we completed a public offering of 2,096,538 shares of common stock at an offering price of $9.75 per share and received $19.2 million in net offering proceeds, substantially all of which we invested in Old Line Bank.
Business of Old Line Bank
General
     Old Line Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. Old Line Bank was originally chartered in 1989 as a national bank under the title “Old Line National Bank.” In June 2002, Old Line Bank converted to a Maryland-chartered trust company exercising the powers of a commercial bank, and received a Certificate of Authority to do business from the Maryland Commissioner of Financial Regulation.
     Old Line Bank converted from a national bank to a Maryland-chartered trust company to reduce certain federal, supervisory and application fees that were then applicable to Old Line National Bank and to have a local primary regulator. Prior to the conversion, Old Line Bank’s primary regulator was the Office of the Comptroller of the Currency. Currently, Old Line Bank’s primary regulator is the Maryland Commissioner of Financial Regulation.
     Old Line Bank does not exercise trust powers and its regulatory structure is the same as a Maryland chartered commercial bank. Old Line Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation insures its deposits.
     In June 2003, Old Line Bank completed a public offering of 299,000 shares of common stock at an offering price of $25 per share (1,076,400 shares at $6.94 as restated for the effects of the stock dividends paid) and received net offering proceeds of $6.9 million.
     We are headquartered in Waldorf, Maryland, approximately 10 miles south of Andrews Air Force Base and

25 miles southeast of Washington, D.C. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients. Our current primary market area is the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s and Charles. We also target customers throughout the greater Washington, D.C. metropolitan area. Our branch offices generally operate six days per week from 8:00 a.m. until 7:00 p.m. on weekdays and from 8:00 a.m. until noon on Saturday. None of our branch offices are open on Sunday.
     Our principal source of revenue is interest income and fees generated by lending and investing funds on deposit. We typically balance the loan and investment portfolio towards loans. Generally speaking, loans earn more attractive returns than investments and are a key source of product cross sales and customer referrals. Our loan and investment strategies balance the need to maintain adequate liquidity via excess cash or federal funds sold with opportunities to leverage our capital appropriately.
     We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.
Location and Market Area
     We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s and Charles. The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector.
     Our current corporate headquarters and two of our branch offices are located in Waldorf, Maryland in Charles County. Just 15 miles south of the Washington Capital Beltway, Charles County is the gateway to Southern Maryland. The northern part of Charles County is the “development district” where the commercial, residential and business growth is focused. Waldorf, White Plains and the planned community of St. Charles are located here.
     A critical component of our strategic plan and future growth is Prince George’s County. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore. We currently have two branch locations in Prince George’s County including our newest branch, which opened in 2002. In the second quarter of 2006, we expect to move our headquarters location from Waldorf, Maryland to the Pointer Ridge location in Bowie, Maryland in Prince George’s County. We also plan to establish a new branch at the Pointer Ridge location. In August 2005, we opened a loan production office in College Park, Prince George’s County. In 2008, we intend to open a branch in the office building in which the loan production office is located.
     As part of our expansion efforts, in July 2004, Old Line Bank executed a lease and applied to regulatory authorities to open a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County, approximately 10 miles north of the anticipated new Bowie, Maryland main office. In August 2004, we received regulatory authority to open the branch. We anticipate that construction of the building in which we will locate the branch will begin during the second or third quarter of 2006. We expect the branch will open in the first quarter of 2007, although the lease and the branch are subject to completion of construction. Anne Arundel County borders the Chesapeake Bay and is situated in the high-tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living to many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.
Lending Activities
     General. Our primary market focus is on making loans to small and medium size businesses, entrepreneurs, professionals, consumers and high net worth clients in our primary market area. Our lending activities consist generally of short to medium term commercial business loans, commercial real estate loans, real estate construction loans, home equity loans and consumer installment loans, both secured and unsecured. As a niche-lending product, we provide luxury boat financing to individuals, who generally tend to be high net-worth individuals. These boats are generally Coast Guard documented and have a homeport of record in the Chesapeake Bay or its tributaries.
     Credit Policies and Administration. We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, prior to funding, the loan committee consisting of the President, Chief Credit Officer, Chief Lending Officer and six members of the Board of Directors must approve by a majority vote all credit decisions in excess of a lending officer’s lending authority. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial conditions of its borrowers and the concentration of loans in the portfolio.
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
     In addition to the internal business processes employed in the credit administration area, Old Line Bank retains an outside, independent credit review firm to review the loan portfolio. This firm performs a detailed annual review and an interim update at least once a year. We use the results of the firm’s report to validate our internal loan ratings and we review their commentary on specific loans and on our loan administration activities in order to improve our operations.
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
     Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business. They may also involve higher average balances, increased difficulty monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. To help manage this risk, we typically limit these loans to proven businesses and we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of the business. For loans in excess of $250,000, monitoring usually includes a review of the borrower’s annual tax returns and updated financial statements.
     Commercial Real Estate Lending. We finance commercial real estate for our clients, usually for owner occupied properties. We generally will finance owner-occupied commercial real estate at a maximum loan–to-value of 80%. Our underwriting policies and processes focus on the clients’ ability to repay the loan as well as an assessment of the underlying real estate. We originate commercial real estate loans on a fixed rate or adjustable rate basis. Usually, these rates adjust during a three, five or seven year time period based on the then current treasury or prime rate index. Repayment terms include amortization schedules ranging from three years to a maximum of 25 years with principal and interest payments due monthly and with all remaining principal due at maturity.
     Commercial real estate lending entails significant additional risks as compared with residential mortgage lending. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay. We attempt to mitigate these risks by carefully underwriting these loans. Our underwriting generally includes an analysis of the borrower’s capacity to repay, the current collateral value, a cash flow analysis and review of the character of the borrower and current and prospective conditions in the market. We generally limit loans in this category to 75%-85% of the value of the property and require personal and/or corporate guarantees. For loans of this type in excess of $250,000, we monitor the financial condition and operating performance of the borrower through a review of annual tax returns and updated financial statements. In addition, we will meet with the borrower and/or perform site visits as required.
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
     Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or home under construction, which is estimated prior to the completion of the home. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property. We generally only offer real estate construction financing to experienced builders and individuals who have demonstrated the ability to obtain a permanent loan “take-out.” We also perform a complete analysis of the borrower and the home under construction. This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take out,” the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion basis. We inspect each project as needed prior to advancing funds during the term of the construction loan.
     Residential Real Estate Lending. We offer a variety of consumer-oriented residential real estate loans. The bulk of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 85%. We also offer fixed rate home improvement loans. Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 40%, collateral value, length of employment and prior credit history.
     Consumer Installment Lending.
     Luxury Boat Loans. We offer various types of secured and unsecured consumer loans. A primary aspect of our consumer lending is our financing for luxury boat purchases ($22.2 million or 97.37% of the consumer loans, excluding consumer real estate, and 21.18% of gross loans at December 31, 2005). Our average loan in the luxury boat loan category is approximately $150,000, with an 18 year term and a fixed interest rate. Our internal analysis and industry statistics indicate that the average life of these loans is approximately 42 months as the purchaser either trades or sells the vessel. These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets. Further, payment on these loans depends on the borrower’s continuing financial stability. Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay. To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans. As a general guideline, the individuals’ debt service should not exceed 36% of their gross income, they must own their home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%. To ascertain value, we generally receive a survey of the boat from a qualified surveyor and/or a current purchase agreement and compare the determined value to published industry values. The majority of these boats are United States Coast Guard documented vessels and we obtain a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title. As a result of these stringent guidelines, this segment of our portfolio has experienced minimal delinquency. Since inception of the portfolio in 1997, only two accounts have experienced 30-day delinquency with total losses in the portfolio of $20,000 from one account.
     Historically, we have generally paid a fee to a broker to originate a boat loan. We will continue to pay brokers for boat loans and will originate boat loans for our portfolio through Old Line Marine. We do not plan to increase our boat loan portfolio because of Old Line Marine.

     Personal and Household Loans. We also make consumer loans for personal, family or household purposes as a convenience to our customer base. However, these loans are not a focus of our lending activities. As a general guideline, a consumer’s total debt service should not exceed 40% of their gross income. The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.
     Consumer loans may present greater credit risk than residential mortgage loans because many consumer loans are unsecured or rapidly depreciating assets secure these loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower’s continuing financial stability. If a borrower suffers personal financial difficulties, the loan may not be repaid. Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans. However, in our opinion, many of these risks do not apply to the luxury boat loan portfolio due to the credit quality and liquidity of the borrowers.
     Lending Limit. As of December 31, 2005, our legal lending limit for loans to one borrower was approximately $4,538,000. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.
Old Line Marine
     In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a boat loan broker and to originate loans for Old Line Bank. The primary loan origination location for this division is Annapolis, Maryland. We also service the New Jersey, Pennsylvania, Delaware, and Virginia markets. We conduct secondary market activity in our marine division as a broker and we earn a fee.
Investments and Funding
     We balance our liquidity needs based on loan and deposit growth via the investment portfolio and purchased funds. It is our goal to provide adequate liquidity to support our loan growth. In the event we have excess liquidity, we use investments to generate positive earnings. In the event deposit growth does not fully support our loan growth, we can use a combination of investment sales, federal funds and other purchased funds to augment our funding position.
     We actively monitor our investment portfolio and the majority of the portfolio is generally classified as “available for sale.” In general, under such a classification, we may sell investment instruments as management deems appropriate. On a monthly basis, we “mark to market” the investment portfolio via equity as required by Statement of Financial Accounting Standards No. 115 (“SFAS 115”). Additionally, we use the investment portfolio to balance our asset and liability position. We invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.
Other Banking Products
     We offer our customers safe deposit boxes, wire transfer services, debit cards, ATM machines at four of our branch locations and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers. With our Internet banking service, our customers may view their accounts on-line and electronically remit bill payments. Our commercial account services include direct deposit of payroll for our commercial clients’ employees and an overnight sweep service.
Deposit Activities
     Deposits are the major source of our funding. We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

     As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. During 2005, we did not use brokered deposits. In the first quarter of 2006, we did begin using brokered certificate of deposits through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network.
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
Employees
     As of March 1, 2006, Old Line Bank had 44 full time and 5 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good. Old Line Bancshares, Inc. has no employees.

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
Old Line Bancshares, Inc.
     Old Line Bancshares, Inc. is a bank holding company under the Bank Holding Company Act of 1956, as amended. We are subject to regulation and examination by the Federal Reserve Board, and are required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities closely related to banking or managing or controlling banks.
     Historically, the Federal Reserve Board was required to approve, among other things, the acquisition by a proposed bank holding company of control of more than five percent (5%) of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) repealed many of the restrictions on interstate acquisitions of banks by bank holding companies in September, 1995. As a result of the Riegle-Neal Act, subject to certain time and deposit base requirements, we can acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.
     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by statute on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in their stock or other securities, and on taking such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any of its subsidiary banks are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit. In 1997, the Federal Reserve Board adopted amendments to its Regulation Y, creating exceptions to the Bank Holding Company Act’s anti-tying prohibitions that give bank subsidiaries of holding companies greater flexibility in packaging products and services with their affiliates.
     In accordance with Federal Reserve Board policy, Old Line Bancshares, Inc. is expected to act as a source of financial strength to Old Line Bank and to commit resources to support Old Line Bank in circumstances in which Old Line Bancshares, Inc. might not otherwise do so. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.
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
     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (“GLBA”). Effective March 11, 2000, pursuant to authority granted under the GLBA, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.
     Pursuant to the GLBA, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto and not a substantial risk to the safety and soundness of the depository institution or the financial system in general, as determined by the Federal Reserve Board. The GLBA identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company will allow insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. Old Line Bancshares, Inc. does not currently intend to become a financial holding company.
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
Old Line Bank
     Old Line Bank is a Maryland chartered trust company (with all powers of a commercial bank), is a member of the Federal Reserve System (a “state member bank”) and the Bank Insurance Fund of the FDIC insures its deposit accounts up to the maximum legal limits of the FDIC. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of Old Line Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing Old Line Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.
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
Gramm-Leach-Bliley Act
     The Gramm-Leach-Bliley Act (the “GLBA”) altered substantially the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.
     The GLBA also provides protections against the transfer and use by financial institutions of consumers’ nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.
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
     State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. In general, this requirement is similar to the capital that a bank must have in order to be considered “adequately capitalized” under the prompt corrective action regulations. See “Prompt Corrective Action.” Old Line Bank currently complies with this minimum requirement.
     Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
     In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% — 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.
Prompt Corrective Action
     Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. Under the regulations, a bank will be deemed to be: (i) “well capitalized” if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
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
     An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty will be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.
     A “critically undercapitalized institution” is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension. In general, good cause is defined as capital that has been raised and is immediately available for infusion into the bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.
     Immediately upon becoming undercapitalized, an institution will become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or the sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.
     Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.
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
Transactions with Affiliates and Insiders
     Maryland law imposes restrictions on certain transactions with affiliates of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If the executive committee approves such a loan, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the law’s coverage.
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
Loans to One Borrower
     Old Line Bank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of Old Line Bank’s unimpaired capital and surplus.
Liquidity
     Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2005, amounts in transaction accounts above $7,800,000 and up to $48,300,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $48,300,000 require reserves of $1,215,000 plus 10 percent of the amount in excess of $48,300,000. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. Old Line Bank is in compliance with its reserve requirements.
Dividends
     Under Maryland law, Old Line Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if Old Line Bank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Old Line Bank being in an unsafe and unsound condition.
Community Reinvestment Act
     Old Line Bank is required to comply with the Community Reinvestment Act (“CRA”) regardless of its capital condition. The CRA requires that, in connection with its examinations of Old Line Bank, the Federal Reserve evaluates the record of Old Line Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Old Line Bank received a “Satisfactory” rating in its latest CRA examination.

USA Patriot Act
     On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply various requirements of the USA Patriot Act to financial institutions such as Old Line Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue a number of additional regulations that will further clarify the USA Patriot Act’s requirements.
     Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal and reputational consequences for the institution. Old Line Bank has adopted appropriate policies, procedures and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and Treasury’s regulations.
Forward Looking Statements
     Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors”, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report which identifies a risk or uncertainty. Our actual results and the actual outcome of our expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.
Risk Factors
     You should consider carefully the following risks, along with other information contained in this Form 10-KSB. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 6-Management’s Discussion and Analysis of Financial Condition and Results of Operations. If any of the following events actually occur, our business and financial results could be materially and adversely affected.
     We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations and our business could suffer. Our success depends substantially on the skills and abilities of our senior management team, including Mr. Cornelsen, our President and Chief Executive Officer, Mr. Burnett our Senior Vice President and Chief Lending Officer, and Ms. Rush our Senior Vice President, Chief Financial Officer and Chief Credit Officer. They provide valuable services to us and would be difficult to replace. Although we have entered into employment agreements with these executives, the existence of such agreements does not assure that we will be able to retain their services.
     Also, our growth and success and our anticipated future growth and success, in a large part, is due and we anticipate will be due to the relationships maintained by our banking executives with our customers. The loss of services of one or more of these executives or other key employees could have a material adverse effect on our operations and our business could suffer. The three experienced commercial lenders that we recently hired are not a party to any employment agreement with us and they could terminate their employment with us at any time and for any reason.
     Our growth and expansion strategy may not be successful. We intend to use the proceeds of the October 2005 public offering to support the further growth in the level of our assets and deposits and to add branches to our banking network. Our ability to grow depends upon our ability to open new branches, attract new deposits, identify loan and investment opportunities and maintain adequate capital levels. We may also grow through acquisitions of existing financial institutions or branches thereof. There are no guarantees that our expansion strategies will be successful.
     We recently hired three experienced commercial lenders from a large southeastern bank. We anticipate they will be successful growing our loan portfolio. However, these lending officers do not have a track record with us and we cannot guaranty that they will be successful. We will incur additional costs associated with these individuals which will increase our non-interest expense. Over time, we anticipate that the interest income generated by their efforts will more than offset the additional expense, but there can be no assurance that will be the case. Also, we may be required to make additional investments in equipment and personnel to manage the anticipated and/or actual loan growth, which would also increase our non-interest expense.
     During the second quarter of 2006, we intend to move our main office from Waldorf, Maryland in Charles County, Maryland to Bowie, Maryland in Prince George’s County and to open a branch in Bowie. During the first quarter of 2007, we intend to open a new branch in Crofton in Anne Arundel County, Maryland. In January 2008, we intend to open a branch in College Park in Prince George’s County. With respect to these branches or any other branches that we may open, we may not be able to correctly identify profitable or growing markets for such new branches. If we were to acquire another financial institution or branch thereof, we may not be able to integrate the institution or branch into our operations. Also, the costs to start up new branch facilities or to acquire existing financial institutions or branches thereof, and the additional costs to operate these facilities, will increase our non-interest expense. It may also be difficult to adequately and profitably manage the anticipated growth from the new branches or acquisitions and we may not be able to maintain the relatively low levels of charge-offs and nonperforming loans that we have experienced.
     If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.
     Our focus on commercial and real estate loans may increase the risk of credit losses. We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans, which includes luxury boat financing. We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Washington, D.C. We believe our credit underwriting adequately considers the underlying collateral in the evaluation process, however a major change in the real estate market could have an adverse effect on our customers, which in turn could adversely impact us.
     Our marine brokerage division may not be successful. In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a boat loan broker and to originate loans for Old Line Bank. The establishment of this division increased non-interest expense by $196,000 for the year ended December 31, 2005 and increased non-interest revenue by $111,000 during the same period. We may not be successful in generating sufficient volume from this division to exceed the division’s costs. Also, the financial institutions to whom we broker loans will, among other things, evaluate our financial performance and the underlying performance of the loans we broker. If any of the investors to whom we broker loans terminate their relationships with us and we are not able to enter into new relationships with other investors it could adversely affect the success of this division.
     If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management, through a periodic review and consideration of the loan portfolio, determines the amount of the allowance for loan losses. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or that our allowance will be adequate in the future. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our earnings will suffer.

     Our profitability depends on interest rates and changes in monetary policy may impact us. Our results of operations depend to a large extent on our “net interest income,” which is the difference between the interest expense incurred in connection with our interest-bearing liabilities, such as interest on deposit accounts, and the interest income received from our interest-earning assets, such as loans and investment securities. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy, and geo-political stability, are not predictable or controllable. Additionally, competitive factors heavily influence the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin.
     We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period so that we may reasonably predict our net interest margin. However, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings are more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature and re-price in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer.
     The market value of our investments could negatively impact stockholders’ equity. Approximately 86.34% of our securities investment portfolio (and 8.24% of total assets) at December 31, 2005 has been designated as available for sale pursuant to Statement of Financial Accounting Standards (SFAS) No. 115 relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. As of December 31, 2005, we had unrealized losses in our available for sale portfolio of $414,777 ($254,590 net of taxes). If the market value of the available for sale investment portfolio declines further, this will cause a corresponding decline in stockholders’ equity.
     Because Old Line Bank serves a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse. Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s and Charles. We are expanding in Prince George’s County and Anne Arundel County, Maryland and may expand in contiguous northern and western counties, such as Montgomery County and Howard County, Maryland. However, broad geographic diversification is not currently part of our community bank focus. As a result, if our market area suffers an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.
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
     We face limits on our ability to lend. We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2005, we were able to lend approximately $4.3 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

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
     In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. Although Congress in recent years has sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.
     Our stock benefit plans will increase our expenses, which may reduce our profitability and stockholders’ equity. Pursuant to our compensation plans, we expect to grant additional stock options. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which will apply to us beginning in 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires such transactions be accounted for using a fair-value-based method and the resulting cost to be recognized in the financial statements over the option vesting periods. Recording compensation expense in our statement of income for stock options using the fair value method could have a significant negative effect on our reported financial results, particularly if we grant a significant number of options in future periods.
     The costs of being a public company are proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.
Item 2. Description of Property
     We acquired our headquarters, which is a full service banking branch and office facility located at 2995 Crain Highway in Waldorf, Maryland, in 1998 for $750,000, renovated the space at a cost of approximately $716,000, and moved our main office into it from our branch office located at 12080 Old Line Centre in Waldorf, Maryland. As an accommodation to the seller, we purchased this facility subject to a 99-year lease that we have paid in full. In 2004, we exercised the option to purchase the facility for $1.00. As further described below, we anticipate moving our headquarters from this location to the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland during the second quarter of 2006. We intend to retain our branch office at 2995 Crain Highway and plan to lease the remainder of the space in this building. We have not currently identified a tenant for this space.
     We continue to maintain a branch operation at the Old Line Centre location, and have done so since 1989. The lease, which commenced in August 1999, is a ten-year lease with two, five-year options. Payment terms on the lease are “triple net,” at $4,703 monthly with 1.5% annual increases.
     In 1995, we opened a branch at 15808 Livingston Road in Accokeek, Maryland in Prince George’s County in leased facilities. In March 2003, we purchased the Accokeek location for $155,877.
     Our Clinton, Maryland, Prince George’s County branch, located at 7801 Old Branch Avenue, was opened in September 2002 in leased space. Exclusive of the $825 in monthly rent, we pay no utilities or other expenses associated with this facility. The lease incorporates increases in monthly rent beginning in October 2006 to $2,301, in October 2008 to $2,685 and 1.5% every year thereafter. The lease term is for a period of ten years, with three, five-year options.
     Our loan production office in College Park, Prince George’s County, Maryland is located in leased space on the fourth floor of a four story building located at 9658 Baltimore Avenue. The lease which commenced in August 2005 is for two years and six months. Payment terms on the lease are “triple net,” at $2,525 monthly, with 3% annual increases. We have also leased space for a branch on the first floor of this building commencing January 2008 at $5,000 monthly (“triple net”) with 3% annual increases. The term for this space is 10 years with two five year renewal terms.
     In the second quarter of 2006, we plan to move our main office facility from Waldorf, Maryland to the intersection of Pointer Ridge Road and U.S. Route 301 in Bowie, Maryland in Prince George’s County and to establish a branch in this facility. Pointer Ridge Office Investment, LLC, an entity 50% owned by us and in which we currently have a $837,436 investment, owns this property. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. Pointer Ridge has acquired the property and is in the process of constructing a commercial office building containing approximately 40,000 square feet. We plan to lease approximately 50% of this building for our main office and a branch of Old Line Bank.
     In the first quarter of 2007, Old Line Bank plans to open a new branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton, Maryland. On July 7, 2004, Old Line Bank executed a lease agreement with Ridgley I, LLC, an unrelated entity, to lease 2,420 square feet of office space for a period of 10 years with three additional renewals for terms of 5 years. The lease commences 120 days after the landlord completes construction or the day Old Line Bank opens for business, whichever is sooner. Payment terms on the lease are $6,353 monthly with 2.5% annual increases. In addition to the monthly rent, we will pay any increase in taxes during the term of the lease and utilities. The space will be located in newly constructed space at the end of an existing strip center. We expect construction of the building in which the branch will be located to begin in the third or fourth quarter of 2006.
Item 3. Legal Proceedings
     From time to time, Old Line Bancshares, Inc. or Old Line Bank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2005, there were no material pending legal matters or litigation for Old Line Bank or Old Line Bancshares, Inc.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II
Item 5. Market for Common Equity and Related Stock Matters
Common Stock Prices
     The table below shows the high and low sales information as reported on the Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The prices quoted were adjusted to reflect our 20% stock dividend paid March 24, 2005

	Sale Price Range
	High	Low
2004
First Quarter	$10.00	$9.03
Second Quarter	9.88	7.55
Third Quarter	9.58	7.88
Fourth Quarter	10.46	9.17

2005
First Quarter	$12.50	$9.79
Second Quarter	11.00	8.90
Third Quarter	11.00	9.60
Fourth Quarter	10.50	9.87
     As of December 31, 2005, there were 4,248,898.5 shares of common stock issued and outstanding held by approximately 296 stockholders of record. There were 172,620 shares of common stock issuable on the exercise of outstanding stock options 116,247 of which were exercisable. The remaining 56,373 are exercisable as follows:

Date Exercisable	# of Shares
August 1, 2006	6,400
December 31, 2006	18,508
August 1, 2007	6,400
December 31, 2007	12,265
August 1, 2008	6,400
August 1, 2009	6,400

Total	56,373

Dividends
     In February 2003, Old Line Bank paid a dividend of $0.075 per share. In March, June, September and December of 2004 and March and December of 2005, we paid a dividend of $0.025 per share, in June 2005, we paid a dividend of $0.024 per share and in September 2005 we paid a dividend of $0.026 per share.
     Our ability to pay dividends in the future will depend on the ability of Old Line Bank to pay dividends to us. Old Line Bank’s ability to continue paying dividends will depend on Old Line Bank’s compliance with certain dividend regulations imposed upon us by bank regulatory authorities. In addition, we will consider a number of other factors, including our income and financial condition, tax considerations, general business conditions and other factors before deciding to pay additional dividends in the future. There can be no assurance that we will continue to pay dividends to our stockholders.

Public Offering
     On October 17, 2005, our registration statements on Form SB-2 (SEC File No. 333-127792 and 333-129085) went effective with the Securities and Exchange Commission. Our offering of up to 2,096,538 shares of common stock, $0.01 par value per share, at $9.75 per share, commenced on October 18, 2005 and closed on October 21, 2005.
     The offering was underwritten on a best efforts basis by McKinnon & Company, Inc. We sold all of the shares offered, received gross proceeds of $20.4 million, and incurred $1.0 million in underwriting expenses and $241,675 in other expenses ($1.2 million in total expenses). As of December 31, 2005, we had expensed all of these costs. None of the expenses were directly or indirectly paid to any of our directors or officers, to any person that owns 10% or more of our common stock, or to any of our affiliates.
     From the effective date of the registration statements to December 31, 2005, we used the net offering proceeds as follows (000’s):

Net offering proceeds	$19,178
Less:
Proceeds contributed to Old Line Bank	(15,687)

Proceeds retained by Old Line Bancshares, Inc. for working capital	$3,491

SELECTED FINANCIAL DATA
     The following table summarizes Old Line Bancshares, Inc.’s selected financial information and other financial data. The selected balance sheet and statement of income data are derived from our audited financial statements. This information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Registration Statement. Results for past periods are not necessarily indicative of results that may be expected for any future period.

Year Ended December 31,	2005	2004	2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$7,004	$4,890	$4,058
Interest expense	2,128	1,163	1,259
Net interest income	4,876	3,727	2,799
Provision for loan losses	204	220	162
Non-interest income	621	554	537
Non-interest expense	3,576	2,806	2,479
Income taxes	578	438	225
Net income	1,139	817	470

Per Share and Shares Outstanding Data:(1)
Basic net income	$0.44	$0.38	$0.29
Fully diluted net income	0.44	0.38	0.28
Cash dividends declared	0.10	0.10	0.075
Book value at period end	$7.89	$6.33	$6.08
Shares outstanding, period end	4,248,898.5	2,131,673	2,108,273
Average shares outstanding, basic	2,559,627	2,127,837	1,636,426
Average shares outstanding, diluted	2,588,952	2,163,915	1,674,360

Balance Sheet Data:
Total assets	$169,028	$113,569	$89,536
Total loans, net	104,249	81,505	59,518
Total investment securities	16,130	17,817	19,185
Total deposits	119,672	88,965	69,325
Stockholders’ equity	33,516	13,494	12,828

Performance Ratios:
Return on average assets	0.85%	0.82%	0.58%
Return on average equity	6.38%	6.27%	5.12%
Net interest margin(2)	3.93%	4.07%	3.75%

Asset Quality Ratios:
Allowance to period-end loans	.91%	.91%	0.91%
Non-performing assets to total assets	.00%	.00%	0.00%
Non-performing assets to provision for loan losses	.00%	.00%	0.00%

Capital Ratios:
Tier I risk-based capital	27.5%	15.4%	19.4%
Total risk-based capital	28.3%	16.3%	20.2%
Leverage capital ratio	21.5%	12.7%	14.7%
Total equity to total assets	20.0%	12.0%	14.4%
Dividend payout ratio for period	23.5%	26.1%	17.1%

(1)	All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, our 200% stock dividend paid on October 10, 2003 and our 20% stock dividend paid on March 24, 2005.

(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating-Reconciliation of Non-GAAP Measures.”

     Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, to reflect our 20% stock dividend paid on March 24, 2005.
Overview
     We are pleased to report that we once again achieved record earnings in 2005 of $1.1 million and earnings per share of $0.44 diluted and basic while exceeding $150 million in total assets. As outlined in the financial table below, we saw significant growth in net income, loans and deposits during the year. In addition to meeting our financial goals, we also accomplished several non-financial objectives that we believe will allow us to continue to support our future growth. Specifically, during the year we:
•	Added a team of three experienced, highly skilled loan officers to our staff,

•	Opened a new loan production office in College Park, Maryland,

•	Executed the lease for a new branch location in College Park, Maryland,

•	Established a boat loan origination division, Old Line Marine, to originate and broker luxury boat loans for a fee,

•	Completed a public stock offering that generated net capital of $19.2 million and,

•	Began construction of our new main office in Bowie, Maryland.
     We believe the new capital added in October 2005 will allow us to effectively service new and larger customer requirements, fund the infrastructure needed to support our growth and allow us to consider new opportunities to expand the organization. While we expect that this new capital may cause a decline in earnings per share in the short term, we believe that the effective deployment of these proceeds will vastly improve the long term rewards for our shareholders, employees and customers.
     Our only disappointment during the year was a delay in the establishment of the Crofton branch in Anne Arundel County, Maryland. As explained below, because of delays in obtaining the building permit for this location, we will not open this branch until at least the first quarter of 2007.

     The following summarizes the highlights of our financial performance for the twelve month period ended December 31, 2005 compared to the twelve month period ended December 31, 2004:

	Twelve months ended December 31,
	(Dollars in thousands)
	2005	2004	$ Change	% Change
Net income	$1,139	$817	$322	39.41%
Interest revenue	7,004	4,890	2,114	43.23
Interest expense	2,128	1,163	965	82.98
Net interest income after provision for loan losses	4,672	3,507	1,165	33.22
Non-interest revenue	621	554	67	12.09
Non-interest expense	3,576	2,806	770	27.44
Average interest earning assets	126,087	93,466	32,621	34.90
Average non interest bearing deposits	28,995	21,223	7,772	36.62
Average gross loans	90,085	69,701	20,384	29.24
Average interest bearing deposits	74,655	58,603	16,052	27.39
Interest Margin (1)	3.93%	4.07%	(0.14)%	(3.44)
Return on average equity	6.38%	6.27%	(0.11)	(1.75)
Earnings per share basic	$0.44	$0.38	0.06	15.79
Earnings per share diluted	0.44	0.38	0.06	15.79

(1)	See “Reconciliation of Non-GAAP Measures”
Public Offering
     On October 21, 2005, we closed our public offering in which we sold 2,096,538 shares of common stock at a per share purchase price of $9.75. Our proceeds, after underwriters’ commissions and expenses, were $19.2 million. We used substantially all of the net offering proceeds to provide additional capital to Old Line Bank to support its growth and expansion. To date, we have invested these additional funds in liquid assets, specifically federal funds. Over time, we expect to deploy the additional funds into new loans. While the additional capital has had and should continue to have a positive impact on interest revenue and net interest income, we anticipate the increase in the number of shares will cause a negative impact on earnings per share until we can deploy these proceeds into loans.
Growth Strategy
     We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.
     Expansion
          We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. We are planning to expand in Prince George’s County and Anne Arundel County, Maryland, and may expand in Charles County and contiguous northern and western counties, such as Montgomery County and Howard County, Maryland.
     Old Line Bancshares, Inc. owns a 50% equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC. Frank Lucente, a director of Old Line Bancshares, Inc. and

Old Line Bank, controls twenty five percent of Pointer Ridge and controls the manager of Pointer Ridge. Among other things, Pointer Ridge was organized to construct a commercial office building at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Once completed, we intend to lease approximately half of this building for our main office (moving our existing main office from Waldorf, Maryland) and to operate a branch of Old Line Bank from this address.
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
     On November 3, 2005, Pointer Ridge entered into a loan agreement with an unrelated bank pursuant to which the bank agreed to make a construction loan to Pointer Ridge in a principal amount not to exceed $5.8 million to finance the construction of the building. Subject to the satisfaction of certain conditions precedent, the bank will agree to convert the construction loan to a permanent loan. The construction loan accrues interest monthly at an interest rate equal to one month LIBOR plus 185 basis points per annum, is interest only and matures on December 1, 2006, unless it converts to a permanent loan. Provided that the bank continues to advance sums under the loan agreement, Old Line Banchsares, Inc. has guaranteed the construction of the building in accordance with the terms of the loan agreement and has guaranteed the payment of up to fifty percent (50%) of all costs and expenses incurred in completing the construction of the building. We anticipate moving to our new headquarters in the second quarter of 2006.
     In August 2004, we announced plans to open a branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton, Maryland approximately 10 miles north of Pointer Ridge, the anticipated new Bowie, Maryland office. We planned to open that branch in the fourth quarter of 2005 or the first quarter of 2006. However, the owner of the property has experienced engineering delays related to the construction of the facility. Although the owner has informed us that he has resolved the engineering items, the owner has not yet received a building permit from Anne Arundel County. We expect the owner to begin construction in the third or fourth quarter of 2006 and we expect the branch to open in the first quarter of 2007.
     We plan to open a new branch in College Park (Prince George’s County), Maryland in the same building as the loan production office that houses our new team of loan officers (see “Expansion of Commercial, Construction, and Commercial Real Estate Lending” below). Our lease provides that we will lease the branch space in January 2008 when the existing branch of a large southeastern regional bank moves from the space.
     Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increase in expenses.
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
     We expect that the addition of these individuals will cause an increase in salary and benefit expenses and an increase in rent expense. During the fourth quarter of 2005, these individuals developed and established several new customer relationships for us that had a positive impact on deposit and loan growth. As a result of their efforts, we anticipate the bank will experience continued improvement in loan growth during 2006 and beyond. The additional capital from the offering should allow us to leverage our balance sheet to support the anticipated loan growth as a result of these new hires.

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
     The establishment of this division increased non-interest expense by $196,000 for the twelve months ended December 31, 2005 and increased non-interest revenue by $111,000 during the same period. During the twelve months ended December 31, 2005, this division had a negative impact on net income. We anticipate this division will reach profitability in 2006 and have a modest, positive impact on net income for the year.
     Other Opportunities
     We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, telephone banking and Internet banking with on-line account access. We will continue to evaluate cost effective ways that technology can enhance our management, products and services.
     We plan to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks. We currently have no specific plans regarding acquisitions of existing financial institutions or branches thereof.
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
     2005 compared to 2004
     Net interest income after provision for loan losses for the year ended December 31, 2005 amounted to $4.7 million, which was $1.2 million or 34.29% greater than the 2004 level of $3.5 million. The increase was primarily attributable to a 34.87% or $32.6 million increase in total average interest earning assets to $126.1 million for the twelve months ended December 31, 2005 from $93.5 million for the twelve months ended December 31, 2004.
     Interest revenue increased from $4.9 million for the year ended December 31, 2004 to $7.0 million for the year ended December 31, 2005. Interest expense for all interest bearing liabilities amounted to $2.1 million in 2005, which was $964,700 higher than the 2004 level of $1.2 million. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of substantial increases in earning assets and increasing market interest rates. The increase in earning assets was directly attributable to the increased legal lending limit, the addition of the three new loan officers in the College Park loan production office and increased business development efforts.
     Our net interest margin was 3.93% for the year ended December 31, 2005, as compared to 4.07% for the year ended December 31, 2004. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 31 basis points from 5.31% in 2004 to 5.62% in

2005, and average interest-earning assets grew by $32.6 million. A 64 basis point increase of the yield on average interest-bearing liabilities from 1.80% in 2004 to 2.44% in 2005, and a $22.7 million increase in interest bearing liabilities offset these improvements.
     The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2004, the federal funds rate was 0.94% and on December 31, 2004 the federal funds rate was 1.97% and on December 31, 2005 it was 4.09%. The prime rate was 4.00% on January 1, 2004 and it was 5.25% on December 31, 2004 and on December 31, 2005 it was 7.25%.
     These increased interest rates allowed us to earn a 221 basis point higher average yield on our federal funds and a 46 basis point higher average yield on our loan portfolio. The increased market interest rates and a promotional campaign used to attract certificates of deposits in January 2005 caused the cost of average interest bearing liabilities to increase 64 basis points during the period. We expect improvement in our net interest margin during 2006 because of increases in the federal funds and prime rates and because we expect the volume of and rates on loans to grow at a faster rate than the volume of and rates on interest bearing liabilities. We will offer promotional campaigns to attract deposits throughout the year if required to maintain an acceptable loan to deposit ratio.
     As the result of the addition of the three new loan officers in the College Park loan production office, increased recognition in the Prince George’s County market and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2006. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our interest income, although there is no assurance that this will be the case.
     2004 compared to 2003
     Net interest income after provision for loan losses for the year ended December 31, 2004 amounted to $3.5 million, which was $869,381 or 32.97% greater than the 2003 level of $2.6 million.
     Interest revenue increased from $4.1 million for the year ended December 31, 2003 to $4.9 million for the year ended December 31, 2004. The yield on interest earning assets was 5.31% in 2004, which was nine basis points less than the 2003 level of 5.40%.
     Average loans, net of allowance, were $69.0 million in 2004, compared to $51.2 million in 2003. The related interest income including fees from loans was $4.2 million in 2004, or $804,662 greater than the 2003 level of $3.4 million. The average yield on loans decreased to 5.95% in 2004 from 6.49% in 2003, as a result of the reduction in the prime rate. On December 31, 2002, the prime rate was 4.25%. By December 31, 2003, the prime rate had declined to 4.00% where it remained until July 2004. During this six month period of 2004, interest income and the average yield on the portfolio declined. During the period of July 2004 to December 2004, the prime rate increased to 5.00%. As a result, we began to see improvement in the loan yield, but this improvement was not sufficient to offset the earlier decline. Investment securities and other earning assets, such as federal funds sold, contributed $739,180 to interest income for the year ended December 31, 2004. This represents an increase of $27,181 over the 2003 level of $711,999. This increase was a result of higher average balances maintained in investment securities. These balances derived from the funds received in the equity offering and higher average deposit levels.
     Interest expense for all interest bearing liabilities amounted to $1.2 million in 2004, which was $95,538 lower than the 2003 level of $1.3 million. The cost of interest bearing liabilities was 1.80% in 2004 or 48 basis points lower than the 2003 level of 2.28%. The decrease in interest expense resulted from declining market interest rates exceeding the increase in interest bearing liabilities. Consistent with asset growth, average interest bearing funding sources (deposits and borrowed funds) grew to $64.6 million in 2004, which was $9.5 million greater than the 2003 level of $55.1 million. Average non-interest bearing deposits grew $4.6 million to $21.2 million at December 31, 2004 compared to $16.6 million at December 31, 2003.

     The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.
Average Balances, Interest and Yields

	2005				2004				2003
	Average			Average			Average
	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$18,195,459	$633,182	3.48%	$4,055,755	$51,368	1.27%	$7,990,566	$82,300	1.03%
Interest-bearing deposits	57,260	2,124	3.71	551,093	16,746	3.04	629,041	14,759	2.35
Investment securities(1) (2)
U.S. Treasury	4,000,400	133,465	3.34	3,654,031	119,041	3.26	152,131	5,074	3.34
U.S. Agency	7,431,990	247,993	3.34	8,752,327	308,354	3.52	10,633,180	412,000	3.87
Mortgage-backed securities	2,146,501	84,139	3.92	2,988,771	118,088	3.95	2,721,922	101,186	3.72
Tax exempt securities	3,447,709	160,550	4.66	3,401,218	163,754	4.81	2,741,896	138,725	5.06
Other	1,607,775	45,912	2.86	1,015,507	35,097	3.46	492,883	24,242	4.92

Total investment securities	18,634,375	672,059	3.61	19,811,854	744,334	3.76	16,742,012	681,227	4.07

Loans:(3)
Commercial	13,050,801	999,552	7.66	9,224,604	648,870	7.03	6,421,338	528,249	8.23
Mortgage	54,257,380	3,582,824	6.60	39,958,732	2,388,944	5.98	27,023,348	1,731,030	6.41
Installment	22,776,395	1,190,587	5.23	20,517,755	1,112,861	5.42	18,209,333	1,091,574	5.99

Total loans	90,084,576	5,772,963	6.41	69,701,091	4,150,675	5.95	51,654,019	3,350,853	6.49
Allowance for loan losses	884,562	—		654,007	—		481,701	—

Total loans, net of allowance	89,200,014	5,772,963	6.47	69,047,084	4,150,675	6.01	51,172,318	3,350,853	6.55

Total interest-earning assets(1)	126,087,108	7,080,328	5.62	93,465,786	4,963,123	5.31	76,533,937	4,129,139	5.40

Noninterest-bearing cash	3,083,227			2,471,507			2,028,452
Premises and equipment	2,393,397			2,278,670			2,129,029
Other assets	3,102,641			1,108,945			1,040,509

Total assets(1)	$134,666,373	$7,080,328	5.26%	$99,324,908	$4,963,123	5.00%	$81,731,927	$4,129,139	5.05%

Liabilities and Stockholders’ Equity:
Interest-bearing deposits
Savings	$9,374,143	$47,168	0.50	$11,252,236	$54,698	0.49	$12,560,842	$64,886	0.52
Money market and NOW	17,794,352	156,523	0.88	16,912,834	78,162	0.46	12,110,101	69,953	0.58
Other time deposits	47,486,890	1,587,004	3.34	30,438,116	800,697	2.63	26,375,442	928,560	3.52

Total interest-bearing deposits	74,655,385	1,790,695	2.40	58,603,186	933,557	1.59	51,046,385	1,063,399	2.08
Borrowed funds	12,624,230	337,258	2.67	6,036,503	229,696	3.81	4,053,425	195,392	4.82

Total interest-bearing liabilities	87,279,615	2,127,953	2.44	64,639,689	1,163,253	1.80	55,099,810	1,258,791	2.28
Non-interest-bearing deposits	28,995,265			21,222,852			16,643,727

	116,274,880	2,127,953	1.83	85,862,541	1,163,253	1.35	71,743,537	1,258,791	1.75
Other liabilities	536,458			431,255			795,882
Stockholders’ equity	17,855,035			13,031,112			9,192,508

Total liabilities and stockholders’ equity	$134,666,373			$99,324,908			$81,731,927

Net interest spread(1)			3.18			3.51			3.11
Net interest income(1)		$4,952,375	3.93%		$3,799,870	4.07%		$2,870,348	3.75%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.
Rate/Volume Variance Analysis

	Twelve months Ended December 31,			Twelve months Ended December 31,
	2005 compared to 2004			2004 compared to 2003
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest Earning Assets:
Federal funds sold(1)	$581,814	$402,240	$179,574	$(30,932)	$9,597	$(40,529)
Interest bearing deposits	(14,622)	391	(15,013)	1,987	3,819	(1,832)
Investment Securities(1)
U.S. Treasury	14,424	3,132	11,292	113,967	(2,996)	116,963
U.S. Agency	(60,361)	(13,885)	(46,476)	(103,646)	(30,857)	(72,789)
Mortgage-backed securities	(33,949)	(679)	(33,270)	16,902	6,975	9,927
Tax exempt securities	(3,204)	(5,440)	2,236	25,029	(8,332)	33,361
Other	10,815	(9,677)	20,492	10,855	(14,858)	25,713
Loans:
Commercial	350,682	81,700	268,982	120,621	(110,087)	230,708
Mortgage	1,193,880	338,821	855,059	657,914	(171,244)	829,158
Installment	77,726	(44,692)	122,418	21,287	(116,987)	138,274

Total interest revenue(1)	2,117,205	751,911	1,365,294	833,984	(434,970)	1,268,954

Interest-bearing liabilities
Savings	(7,530)	1,673	(9,203)	(10,188)	(3,383)	(6,805)
Money market and NOW	78,361	74,306	4,055	8,209	(19,647)	27,856
Other time deposits	786,307	337,924	448,383	(127,863)	(270,869)	143,006
Other borrowed funds	107,562	(143,430)	250,992	34,304	(61,280)	95,584

Total interest expense	964,700	270,473	694,227	(95,538)	(355,179)	259,641

Net interest income(1)	$1,152,505	$481,438	$671,067	$929,522	$(79,791)	$1,009,313

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
     Provision for Loan Losses
     Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. Recoveries on loans previously charged off are added back to the allowance.
     The provision for loan losses was $204,000 for the year ended December 31, 2005, as compared to $220,000 for the year ended December 31, 2004, a decrease of $16,000 or 7.27%. During the twelve month period, we decreased the provision for loan losses because the growth in our loan portfolio was occurring at a slower rate than the growth in our allowance for loan losses, because of changes in the composition of the portfolio and because of recoveries. Additionally, our review of our 18 month historical loss experience and delinquency in the various segments of the portfolio did not warrant a higher provision.
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
     The allowance for loan losses represents 0.91% of total loans at December 31, 2005, 2004 and 2003. We have no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.
     The following table represents an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

Year Ended December 31,	2005	2004	2003

Balance, beginning of period	$744,862	$547,690	$389,553
Provision for loan losses	204,000	220,000	162,000

Chargeoffs:
Commercial	—	(20,599)	—
Mortgage	—	—	—
Consumer	(135)	(18,408)	(16,554)

Total chargeoffs	(135)	(39,007)	(16,554)
Recoveries:
Commercial	2,997	—	—
Mortgage	—	—	—
Consumer	2,982	16,179	12,691

Total recoveries	5,979	16,179	12,691

Net chargeoffs	5,844	(22,828)	(3,863)

Balance, end of period	$954,706	$744,862	$547,690

Allowance for loan losses to gross loans	0.91%	0.91%	0.91%
Ratio of net-chargeoffs during period to average loans outstanding during period	(0.006%)	0.033%	0.007%

     The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

December 31,	2005		2004		2003
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & others	$6,995	0.57%	$7,120	0.72%	$9,840	1.29%
Boat	148,045	21.22	148,411	25.35	141,826	31.04
Mortgage	483,245	60.21	401,585	60.27	278,329	53.89
Commercial	316,421	18.00	187,746	13.66	117,695	13.78

Total	$954,706	100.00%	$744,862	100.00%	$547,690	100.00%

     Non-interest Revenue
     2005 compared to 2004
     Non-interest revenue totaled $620,862 for the twelve months ended December 31, 2005, an increase of $66,661 or 12.03% from the 2004 amount of $554,201. Non-interest revenue for the twelve months ended December 31, 2005 included primarily fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees, letter of credit fees, and other loan fees. For the twelve months ended December 31, 2005, non-interest revenue also included $109,669 in broker origination fees from the marine division established in February 2005 and $78,358 of earnings on the $3.5 million investment in bank owned life insurance purchased in June 2005. The additions from the marine division and the bank owned life insurance were offset by an $86,834 reduction in miscellaneous loan fees and letter of credit fees, and a $10,365 reduction in mortgage origination fees. These reductions occurred because the dollar value of letters of credit that we issued decreased. We collected fewer miscellaneous fees on loans because we originated a lower number of construction loans and performed fewer inspections on properties under construction. Mortgage origination fees declined because of a rise in interest rates that caused a decrease in the refinancing of residential mortgages.
     In the second quarter of 2005, we began classifying fees from advances on construction loans as part of interest income instead of non-interest revenue. In 2005, management determined that this revenue relates more to the use of funds than to commitments to make such funds available. We have also re-classified these fees for 2004 and 2003. Some of our residential builders who have revolving lines of credit for home construction pay fees for us to provide advances under these revolving lines of credit. The amounts reclassified did not have a material effect on total interest revenue on loans or other non-interest revenue.
     In 2006, we anticipate the marine division will continue to increase income from broker origination fees. Because we anticipate the residential builders in our customer base will continue to construct new homes at approximately the same level as they did in 2005, we expect construction loan fees will remain stable. Additionally, we believe the demand in the commercial real estate market will remain stable. Therefore, other loan fees should remain constant. Because of the College Park loan production office and the new Bowie branch (which we anticipate will open in June 2006), we expect that customer relationships will grow. We anticipate this growth will cause an increase in service charges on deposit accounts.

     2004 compared to 2003
     Non-interest revenue for the twelve months ended December 31, 2004 and December 31, 2003 included fee income from service charges on deposit accounts, mortgage origination fees from a third party processor, credit card fees, ATM fees and gain on disposal of assets. Non-interest revenue totaled $554,201 for the year ended December 31, 2004, or $17,122 or 3.19% higher than the 2003 amount of $537,079. The increase was primarily because of a $100,329 or 47.99% increase in other fees and commissions during the period offset by an $88,359 decline in gain on disposal of assets. Other fees and commissions consist of broker/origination fees, other loan fees and letter of credit fees. Other loan fees increased $133,549 to $224,883 for the twelve months ended December 31, 2004 compared to $91,334 for the twelve months ended December 31, 2003. This increase was primarily due to the increase in the dollar value of commitments accepted by customers during the period. Letter of credit fees increased $20,643 due to an increase in the dollar value of letters of credit issued. These increases were offset by a $61,857 decline in broker/origination fees. Broker fees declined because of a rise in interest rates that caused a decrease in the refinancing of residential mortgages. We had no gains on disposal of assets because we sold no assets during the period.
     Non-interest Expense
     2005 compared to 2004
     Non-interest expense was $3.6 million in 2005, which was $769,816 greater than the 2004 level of $2.8 million. Salaries and benefit costs amounted to $2.3 million in 2005, as compared to $1.7 million in 2004. During the past eighteen months, we increased staff to support our growth. In March 2004, we hired a new credit officer, in September 2004 a new branch manager, in February 2005 a new loan officer for the marine division, a new originator in the marine division in April 2005 and one in June 2005, and we hired three new loan officers for the College Park loan production office in August 2005. These items in addition to annual salary and bonus increases caused the increase in salaries and benefits.
     Occupancy expenses increased $33,352 or 16.46% in 2005. This increase was because of the establishment of the College Park loan production office in August 2005 and annual escalation clauses in existing leases.
     Other operating expenses increased $132,704 or 19.07% from $695,904 for the year ended December 31, 2004 to $828,608 for the year ended December 31, 2005. This was primarily the result of the costs associated with the establishment of the College Park office and business development efforts of the new lenders as well as the marine division. Director fees also increased $14,341 during the year as a result of the increase in the fee paid per meeting and an increase in the number of meetings. These increases were offset by a $37,946 reduction in robbery, organizational and legal expenses and branch security costs. In June 2004, we experienced a robbery loss and completed installation of new security devices in all of our branches. These devices reduced security expenses and reduced the risk of robbery.
     In 2006, we anticipate non-interest expense will increase. In February 2005, we hired an individual to establish the boat brokerage division. In August 2005, we established the College Park loan production office and hired three loan officers. During the third or fourth quarter of 2006, we expect to begin hiring staff for the Crofton branch. We anticipate we will open this branch during the first quarter of 2007. During the second quarter of 2006, we plan to begin moving the Waldorf main office to Bowie, Maryland and expect to incur expenses related to this move. Also, during 2006, we will continue our efforts to comply with Sarbanes/Oxley Section 404 (relating to internal controls). We have one individual focused on this effort. We also will work to identify and, perhaps, open a new branch location. We expect to offset these increases with increases in non-interest income that derive from the boat brokerage business and continued increases in interest income through loan growth.
     2004 compared to 2003
     Non-interest expense was $2.8 million in 2004, which was $326,537 or 13.17% greater than the 2003 level of $2.5 million. Salaries and benefit costs amounted to $1.7 million in 2004, as compared to $1.4 million in 2003. Salaries and benefit expenses increased during the year because we hired a new credit officer in March 2004. Additionally, prior to September 2004, the individual responsible for overall branch administration was also managing the Clinton branch. In September of 2004, we hired a new branch manager for Clinton. Salary and benefit expenses also increased because of annual payroll increases and bonuses.
     Occupancy expenses increased $3,060 in 2004 due to scheduled annual rental increases at the Old Line Centre branch.
     Other operating expenses increased $77,690 or 12.57% from $618,214 for the year ended December 31, 2003 to $695,904 for the year ended December 31, 2004. This increase occurred because of an approximately $30,000 increase in expenses associated with SEC filings, and Nasdaq fees incurred by the holding company that we did not have during the first nine months of 2003. Additionally, we incurred a $25,000 expense that represented the deductible on Old Line Bank’s robbery insurance policy because of a robbery in June. During the year, we also increased director compensation by $39,860. These increases were offset by an approximately $45,000 decrease in legal and organizational costs and a $25,000 reduction in security costs. During the year, we installed enhanced security equipment in all of our branches that caused the reduction in security costs. Data processing expenses increased by approximately $13,292 from $113,260 for the year ended December 31, 2003 compared to $126,552 for the period ended December 31, 2004. This increase occurred because of an increase in the number of customers and new services we began providing in 2004.
     Income Taxes
     2005 Compared to 2004
     Income tax expense was $577,651 (33.65% of pre-tax income) for 2005 as compared to $438,203 (34.92% of pre-tax income) for 2004.
     2004 Compared to 2003
     Income tax expense was $438,203 (34.92% of pre-tax income) for 2004 as compared to $224,616 (32.32% of pre-tax income) for 2003.
     Net Income
     2005 Compared to 2004
     Net income was $1,138,939 or $.44 basic and diluted earnings per common share for the year ended December 31, 2005, an increase of $322,298 or 39.47%, compared to net income of $816,641 for the same period during 2004. The increase in net income was the result of increases in net interest income of $1.2 million and non-interest revenue of $66,661, and a decrease in the provision for loan losses of $16,000. These changes were offset by an increase in non-interest expense of $769,816 and income taxes of $139,448.
     2004 Compared to 2003
     Net income was $816,641 or $0.38 basic and $0.38 diluted earnings per common share for the year ended December 31, 2004, an increase of $346,379 or 73.66%, compared to net income of $470,262 for the same period during 2003. The increase in net income was the result of increases in net interest income of $927,381 and non-interest revenue of $17,122, offset by increases in the provision of loan losses of $58,000, income tax expense of $213,587, and non-interest expense of $326,357.
Analysis of Financial Condition
     Investment Securities
     Our portfolio consists primarily of U.S. Treasury securities, U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central

Bankers Bank stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying our earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify a significant portion of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. We invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
     The investment portfolio at December 31, 2005 amounted to $16.1 million, a decrease of $1.7 million, or 9.55%, from the December 31, 2004 amount of $17.8 million. Available for sale investment securities decreased to $13.9 million at December 31, 2005 from $15.6 million at December 31, 2004. The decrease in the available for sale investment portfolio occurred because some of these assets matured or were called and we deployed the proceeds into loans and federal funds for future loan funding. Held to maturity securities remained the same as reported on December 31, 2004 at $2.2 million on December 31, 2005. The carrying value of available for sale securities included net unrealized losses of $414,777 at December 31, 2005 (reflected as unrealized losses of $254,590 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $141,229 ($90,386 net of taxes) as of December 31, 2004. In general, the increase in unrealized losses was a result of rising interest rates. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
     The investment portfolio at December 31, 2004 amounted to $17.8 million, a decrease of $1.4 million, or 7.29%, from the December 31, 2003 amount of $19.2 million. Available for sale investment securities decreased to $15.6 million at December 31, 2004 from $17.4 million at December 31, 2003. Held to maturity securities increased to $2.2 million at December 31, 2004 from $1.8 million at December 31, 2003. The carrying value of available for sale securities included net unrealized losses of $141,229 at December 31, 2004 (reflected as unrealized losses of $90,386 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $109,732 ($69,914 net of taxes) as of December 31, 2003. In general, the increase in unrealized losses was a result of rising interest rates, the maturity of the securities or the fact that some of the securities were called.

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated. Available for sale securities are reported at estimated fair value; held to maturity securities are reported at amortized cost.
Investment Securities
(Dollars in thousands)

December 31,	2005	2004	2003

Available For Sale Securities
U.S. Treasury	$1,945	$1,980	$1,503
U.S. Agency	7,148	7,778	9,332
Tax exempt state, county and municipal	3,092	3,322	3,098
Mortgage-backed	1,741	2,532	3,448

Total Available for Sale Securities	$13,926	$15,612	$17,381

Held To Maturity Securities
U.S. Treasury	$2,002	$2,003	$1,804
Tax exempt state, county, and municipal	201	201	—

Total Held to Maturity Securities	$2,203	$2,204	$1,804

Equity Securities	$1,103	$1,080	$818

     The following table shows the maturities for the securities portfolio at December 31, 2005 and 2004.
Amortized Cost, Carrying Value and Average Yield

	Available for Sale			Held to Maturity
	Amortized	Market	Average	Amortized	Market	Average
December 31, 2005	Cost	Value	Yield	Cost	Value	Yield

Maturing
3 months or less	$—	$—		$—	$—
Over 3 months through 1 year	2,117,990	2,078,615	2.98%	—	—
Over one to five years	11,191,747	10,834,907	3.28%	2,002,061	1,948,047	3.40%
Over five to ten years	1,031,151	1,012,589	3.41%	—	—
Over ten years	—	—		201,384	197,596	4.91%

	$14,340,888	$13,926,111		$2,203,445	$2,145,643

Pledged Securities	$11,829,113	$11,463,555

	Available for Sale			Held to Maturity
	Amortized	Market	Average	Amortized	Market	Average
December 31, 2004	Cost	Value	Yield	Cost	Value	Yield

Maturing
3 months or less	$—	$—		$—	$—
Over 3 months through 1 year	575,557	575,035	3.74%	—	—
Over one to five years	11,789,877	11,668,087	3.22%	2,002,773	1,997,891	3.40%
Over five to ten years	3,388,206	3,369,289	3.66%	—	—
Over ten years	—	—		201,517	196,815	4.91%

	$15,753,640	$15,612,411		$2,204,290	$2,194,706

Pledged Securities	$12,824,536	$12,686,914

     Contractual maturities of mortgage-backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.
     Investment in Pointer Ridge LLC
     On July 22, 2004, Old Line Bancshares, Inc. executed an Operating Agreement as a member with unaffiliated parties, Lucente Enterprises, Inc., and Chesapeake Custom Homes, LLC as members, and Chesapeake Pointer Ridge Manager, LLC, as manager, to establish Pointer Ridge Office Investment, LLC (“Pointer Ridge”). The members’ ownership of Pointer Ridge is as follows:

Unaffiliated parties	25.0%
Lucente Enterprises, Inc.	12.5%
Chesapeake Custom Homes, LLC	12.5%
Old Line Bancshares, Inc.	50.0%

     Mr. Frank Lucente, Vice Chairman and a member of the Board of Directors of Old Line Bancshares, Inc., is the President and majority owner of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, LLC and Chesapeake Pointer Ridge Manager, LLC. In March 2006, the members executed an Amendment to the Operating Agreement that named Chesapeake Custom Homes, LLC as Manager.
     The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and is constructing a commercial office building containing approximately 40,000 square feet. Old Line Bancshares, Inc. plans to lease approximately 50% of the building for its main office (moving its existing main office from Waldorf, Maryland) and a branch of Old Line Bank. On August 26, 2004, Old Line Bancshares, Inc. transferred its initial $550,000 capital contribution to Pointer Ridge. On September 16, 2005 and December 16, 2005 Old Line Bancshares, Inc. transferred additional capital contributions of $182,500 and $105,000, respectively, to Pointer Ridge. On December 31, 2005, Old Line Bancshares, Inc.’s total investment in Pointer Ridge was $837,436.
     In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”), an unrelated party, to begin construction of an approximately 40,000 square foot commercial office building on the property. The contract sum is four million one hundred eight thousand dollars ($4,108,000). Waverly began construction of the project in May 2005 and the building is partially complete. We anticipate Waverly will complete construction in May 2006.
     On November 3, 2005, Pointer Ridge entered into a loan agreement with an unrelated bank, pursuant to which the bank agreed to make a construction loan to Pointer Ridge in a principal amount not to exceed $5.8 million to finance the construction of the building. Subject to the satisfaction of certain conditions precedent, the bank agreed to convert the construction loan to a permanent loan. The construction loan accrues interest monthly at an interest rate equal to one month LIBOR plus 185 basis points per annum, is interest only and matures on December 1, 2006, unless it converts to a permanent loan.
     The loan agreement provides that on or before December 1, 2006, subject to the satisfaction of certain conditions precedent, Pointer Ridge may convert the construction loan to either a five-year or ten- year permanent loan. If converted, the permanent loan will accrue interest monthly at an interest rate equal to one month LIBOR plus 185 basis points per annum. The principal amount of the permanent loan will be repaid in 60 or 120 consecutive level monthly installments, as applicable, with a balloon payment of principal on the maturity date. Payments of principal will be based on a 25-year amortization.
     Pursuant to the terms of a guaranty between the bank and Old Line Bancshares, Inc. dated November 3, 2005, Old Line Bancshares, Inc. has guaranteed the construction of the building in accordance with the terms of the loan agreement and has guaranteed the payment of up to fifty percent (50%) of all costs and expenses incurred in completing the construction of the building.
     Specifically, if Pointer Ridge (a) fails to complete the building free of liens except those permitted by any of the loan documents and by the completion date in accordance with the plans and specifications and all material laws, rules, regulations and requirements of all governmental authorities having jurisdiction, or (b) fails to keep the property free from all liens and claims that may be filed or made for performing work and labor thereon or furnishing materials therefor in connection with the construction thereof, or both, except to the extent any of the same are permitted by the loan documents, Old Line Bancshares, Inc., provided that the bank continues to advance sums under the loan agreement in the manner therein provided, would become primarily liable for the construction of the building in accordance with the terms of the loan agreement and for the payment of up to fifty percent (50%) of all costs and expenses incurred in completing the construction of the building. At December 31, 2005, Pointer Ridge had borrowed $1.8 million under the loan agreement at an interest rate of 6.22%.

     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs increased $22.7 million or 27.85% to $104.2 million at December 31, 2005 from $81.5 million at December 31, 2004. Commercial business loans increased by $7.7 million (68.75%), commercial real estate loans (generally owner-occupied) increased by $14.2 million (41.4%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $1.3 million (15.29%), real estate construction loans decreased by $1.8 million (27.27%) and installment loans increased by $1.4 million (6.54%) from their respective balances at December 31, 2004.
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
     During the fourth quarter of 2005, we began to see loan and deposit growth generated from the team of lenders we hired for the College Park loan production office in August 2005. We anticipate that these individuals, as well as the remainder of our staff, will continue to focus their efforts on business development in 2006 and continue to grow the loan portfolio. The October 2005 capital offering increased our legal lending limit to $4.5 million effective January 2006. We expect that this increased limit will also allow us to originate and retain loans with a higher dollar value.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

December 31,	2005			2004		2003

Real Estate
Commercial	$48,530	46.29%	$34,300	41.86%	$26,859	44.87%
Construction	4,823	4.60	6,551	8.00	1,762	2.94
Residential	9,767	9.32	8,530	10.41	3,641	6.08
Commercial	18,871	18.00	11,190	13.66	8,251	13.78
Installment	22,842	21.79	21,356	26.07	19,355	32.33

	$104,833	100.00%	$81,927	100.00%	$59,868	100.00%

Allowance for loan losses	(955)		(745)		(547)

Net deferred loan (fees) and costs	371		323		197

	$104,249		$81,505		$59,518

The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2005:

	Loan Maturity Distribution at December 31, 2005
	1 year or less	1-5 years	After 5 years	Total
		(Dollars in thousands)
Real Estate
Commercial	$16,628	$28,119	$3,783	$48,530
Construction	4,823	—	—	4,823
Residential	8,245	1,058	464	9,767
Commercial	12,030	6,708	133	18,871
Installment	144	298	22,400	22,842

Total Loans	$41,870	$36,183	$26,780	$104,833

Fixed Rates	6,070	26,556	24,075	56,701
Variable Rates	35,800	9,627	2,705	48,132

Total Loans	$41,870	$36,183	$26,780	$104,833

     Asset Quality
     Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. There were no non-accrual loans as of December 31, 2005, 2004 and 2003. No loans were 90 days or more past due as of December 31, 2005, 2004 or 2003.
     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for credit losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2005, 2004 and 2003, we held no real estate acquired as a result of foreclosure.
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
     As of December 31, 2005, 2004 and 2003, we had no impaired or restructured loans.

     Bank owned life insurance
     In June 2005, we remitted a one time premium payment of $3.3 million to a broker for an insurance company for the purchase of Bank Owned Life Insurance (“BOLI”) on the lives of our executive officers Messrs. Cornelsen and Burnett and Ms. Rush and submitted applications for the BOLI. Initially, we anticipated that we would enter into supplemental executive retirement plan (“SERP”) agreements with these executives by November 1, 2005. However, we were unable to complete the application process by that time.
     On January 3, 2006, Old Line Bank entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements and started accruing for a related annual expense, with Mr. Cornelsen, Mr. Burnett and Ms. Rush. Under these agreements, and in accordance with the conditions specified therein, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen — $131,607; Mr. Burnett — $23,177; and Ms. Rush — $56,658. Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen— $717,558; Mr. Burnett — $410,556 and Ms. Rush — $827,976. Old Line Bank has funded these obligations through the purchase of insurance policies owned by Old Line Bank.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At December 31, 2005, the deposit portfolio had grown to $119.7 million, a $30.7 million or 34.49% increase over the December 31, 2004 level of $89.0 million. We have seen growth in several key categories over the period. Non-interest bearing deposits grew $5.0 million during the period to $30.4 million from $25.4 million due to new and expanded commercial relationships. Interest-bearing deposits grew $25.8 million to $89.3 million from $63.5 million. Most of the growth in interest-bearing deposits was in other time deposits, which increased from $36.4 million at December 31, 2004 to $55.8 million at December 31, 2005. Other time deposits grew due to increased customer relationships and a promotional certificate of deposit campaign in January 2005. Money market and NOW accounts grew $8.8 million from $16.5 million at December 31, 2004 to $25.3 million at December 31, 2005 while savings accounts declined by $2.5 million to $8.2 million at December 31, 2005 from $10.7 million at December 31, 2004. The money market and NOW accounts grew because of the transfer of funds from savings accounts to money market and NOW accounts as well as because of increased customer relationships.
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
     Historically, as a general practice, we have not purchased brokered deposits. During the periods reported, we had no brokered deposits. In the first quarter of 2006, we began using brokered certificate of deposits through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. As a result of this service, we expect that we will have brokered deposits in 2006.

     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2005.

	Certificate of Deposit Maturity Distribution
	December 31, 2005
		Three Months
	Three Months	to	Over
	or	Twelve	Twelve
	Less	Months	Months	Total
		(Dollars in thousands)
Certificates of deposit
Less than $100,000	$1,415	$7,680	$21,362	$30,457
Greater than or equal to $100,000	306	6,929	18,104	25,339

Total	$1,721	$14,609	$39,466	$55,796

     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $14.5 million as of December 31, 2005. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta that totaled $42.7 million at December 31, 2005 and $22.7 million at December 31, 2004. Of this, we had borrowed $6 million at December 31, 2005 and 2004 as outlined below.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers and federal funds purchased. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At December 31, 2005,Old Line Bank had $9.3 million outstanding in these short term promissory notes with an interest rate of 2.02%. At December 31, 2004, Old Line Bank had $3.6 million outstanding with an average interest rate of 0.77%. At December 31, 2005, Old Line Bank did not have any borrowings in overnight federal funds with the Federal Home Loan Bank compared to $1 million at 1.64% on December 31, 2004.
     At December 31, 2005 and 2004, long term borrowings were comprised of advances from the Federal Home Loan Bank of Atlanta totaling $6 million. Old Line Bank borrowed $4.0 million of the $6.0 million in January 2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. Interest is payable January 3, April 3, July 3, and October 3 of each year. Effective January 3, 2002 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate.
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

     The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2005. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2005
	Maturing or Repricing
	Within	4-12	1-5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Investment securities	$—	$2,079	$12,837	$1,214	$16,130
Loans	36,577	5,293	36,183	26,780	104,833
Federal funds sold	35,574	—	—	—	35,574

Total interest earning assets	72,151	7,372	49,020	27,994	156,537

Interest Bearing Liabilities:
Interest-bearing transaction deposits	14,688	10,567	—	—	25,255
Savings accounts	2,735	2,734	2,734		8,203
Time deposits	1,721	14,609	39,466	—	55,796

Total interest-bearing deposits	19,144	27,910	42,200	—	89,254

FHLB Advances	6,000	—	—	—	6,000
Other borrowings	9,293	—	—	—	9,293

Total interest-bearing liabilities	34,437	27,910	42,200	—	104,547

Period Gap	$37,714	$(20,538)	$6,820	$27,994	$51,990

Cumulative Gap	$37,714	$17,176	$23,996	$51,990

Cumulative Gap/Total Assets	22.31%	10.16%	14.20%	30.76%

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
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of December 31, 2005, we had $4.4 million in cash and due from banks, and $35.6 million in federal funds sold and other overnight investments. As of December 31, 2004 and 2003, we had $4.1 million and $2.5 million in cash and due from banks, and $5.2 million and $4.0 million, respectively, in federal funds sold and other overnight investments. At December 31, 2005, our investment in federal funds was significantly higher than prior periods because of the $19.2 million in net proceeds received from the capital offering in October 2005. As we continue to deploy these proceeds into loans, we anticipate these balances will decline.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
     Capital
     Our stockholders’ equity amounted to $33.5 million at December 31, 2005, $13.5 million at December 31, 2004 and $12.8 million at December 31, 2003. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.

The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation – Capital Adequacy Guidelines.”
Risk Based Capital Analysis
(Dollars in thousands)

December 31,	2005	2004	2003

Tier 1 Capital
Common stock	$42	$18	$18
Additional paid-in capital	31,736	12,446	12,363
Retained earnings	1,992	1,121	517
Less: disallowed assets	—	—	—

Total Tier 1 Capital	$33,770	$13,585	$12,898

Tier 2 Capital:
Allowance for loan losses	955	745	547

Total Risk Based Capital	$34,725	$14,330	$13,445

Risk weighted assets	$122,829	$88,131	$66,574

				Regulatory
				Minimum
Capital Ratios:
Tier 1 risk based capital ratio	27.5%	15.4%	19.4%	4.00%
Total risk based capital ratio	28.3%	16.3%	20.2%	8.00%
Leverage ratio	21.5%	12.7%	14.7%	4.00%

Return on Average Assets and Average Equity
     The ratio of net income to average equity and average assets and certain other ratios are as follows:

	December 31,
	2005	2004	2003
		(Dollars in thousands)
Average total assets	$134,666	$99,325	$81,732

Average equity	17,855	13,031	9,193

Net income	1,139	817	470

Cash dividends declared	267	213	80

Divided payout ratio for period	23.46%	26.09%	17.07%

Return on average assets	0.85	0.82	0.58

Return on average equity	6.38	6.27	5.12

Average stockholders’ equity to average total assets	13.26	13.12	11.25

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
     Old Line Bancshares, Inc.’s guaranty obligation made in connection with Pointer Ridge’s construction loan also creates off-balance sheet risk, as further described below.

     Outstanding loan commitments and lines and letters of credit at December 31 of 2005, 2004 and 2003 are as follows:

December 31,	2005	2004	2003
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$5,225	$2,896	$1,395
Real estate-undisbursed development and construction	13,921	7,419	3,931
Real estate-undisbursed home equity lines of credit	4,886	3,426	2,686

	$24,032	$13,741	$8,012

Standby letters of credit	$1,807	$1,307	$317

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares, Inc. generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. Each customer’s credit-worthiness is evaluated on a case-by-case basis. We are not aware of any loss that we would incur by funding our commitments or lines of credit.
     Commitments for real estate development and construction, which totaled $13.9 million, or 57.92% of the $24.0 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
     In general, loan commitments, credit lines and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. We evaluate each customer’s credit-worthiness and the collateral required on a case-by-case basis.
     As indicated above, on November 3, 2005, Pointer Ridge, entered into a loan agreement with an unrelated bank, pursuant to which the bank agreed to make a construction loan to Pointer Ridge in a principal amount not to exceed $5.8 million to finance the construction of a commercial office building at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Once completed, we intend to lease approximately half of this building for our main office (moving our existing main office from Waldorf, Maryland) and to operate a branch of Old Line Bank from this address. Old Line Bancshares, Inc. has a 50% ownership percentage in Pointer Ridge and we record this investment on the equity method. Subject to the satisfaction of certain conditions precedent, the bank providing the loan agreed to convert the construction loan to a permanent loan. The construction loan accrues interest monthly at an interest rate equal to one month LIBOR plus 185 basis points per annum, is interest only and matures on December 1, 2006, unless it converts to a permanent loan.
     The loan agreement provides that on or before December 1, 2006, subject to the satisfaction of certain conditions precedent, Pointer Ridge may convert the construction loan to either a five-year or ten- year permanent loan. If converted, the permanent loan will accrue interest monthly at an interest rate equal to one month LIBOR plus 185 basis points per annum. The principal amount of the permanent loan will be repaid in 60 or 120 consecutive level monthly installments, as applicable, with a balloon payment of principal on the maturity date. Payments of principal will be based on a 25-year amortization.
     Pursuant to the terms of a guaranty between the bank and Old Line Bancshares, Inc. dated November 3, 2005, Old Line Bancshares, Inc. has guaranteed the construction of the building in accordance with the terms of the loan agreement and has guaranteed the payment of up to fifty percent (50%) of all costs and expenses incurred in completing the construction of the building.
     Specifically, if Pointer Ridge (a) fails to complete the building free of liens except those permitted by any of the loan documents and by the completion date in accordance with the plans and specifications and all material laws, rules, regulations and requirements of all governmental authorities having jurisdiction, or (b) fails to keep the property free from all liens and claims that may be filed or made for performing work and labor thereon or furnishing materials therefor in connection with the construction thereof, or both, except to the extent any of the same are permitted by the loan documents, Old Line Bancshares, Inc., provided that the bank continues to advance sums under the loan agreement in the manner therein provided, would become primarily liable for the construction of the building in accordance with the terms of the loan agreement and for the payment of up to fifty percent (50%) of all costs and expenses incurred in completing the construction of the building. At December 31, 2005, Pointer Ridge had borrowed $1.8 million under the loan agreement at an interest rate of 6.22%.
     We do not believe that we will incur any obligations under the guaranty. If we were to become obligated under the guaranty, we do not believe that it would have any material effect on our liquidity or capital resources.
     Old Line Bancshares, Inc. has various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date.
Purchase Obligations
(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years
Noninterest-bearing	$30,418	$—	$—	$—
Interest-bearing	59,418	21,671	17,795	—
Long-term borrowings			2,000	4,000
Purchase obligations	400	438	173	—
Operating leases	111	435	393	1,089

Total	$90,347	$22,544	$20,361	$5,089

Old Line Bancshares, Inc.’s operating lease obligations represents rental payments for three branches and assumes we become obligated on the Crofton lease in January 2007. The interest-bearing obligations include accrued interest. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts, and accounts payable for goods and services received through December 31, 2005.

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:
Twelve months ended December 31, 2005

	Federal					Net
	Funds	Investment	Interest	Total	Net Interest	Interest
	Sold	Securities	Earning Assets	Assets	Income	Spread
GAAP interest income	$622,070	$606,299	$7,003,456	$7,003,456	$4,875,503
Tax equivalent adjustment	11,112	65,760	76,872	76,872	76,872

Tax equivalent interest income	$633,182	$672,059	$7,080,328	$7,080,328	$4,952,375

GAAP interest yield	3.42%	3.25%	5.55%	5.20%	3.87%	3.12%
Taxable equivalent adjustment	0.06%	0.36%	0.07%	0.06%	0.06%	0.06%

Tax equivalent interest yield	3.48%	3.61%	5.62%	5.26%	3.93%	3.18%

Twelve months ended December 31, 2004

	Federal					Net
	Funds	Investment	Interest	Total	Net Interest	Interest
	Sold	Securities	Earning Assets	Assets	Income	Spread
GAAP interest income	$50,936	$671,498	$4,889,855	$4,889,855	$3,726,602
Tax equivalent adjustment	432	72,836	73,268	73,268	73,268

Tax equivalent interest income	$51,368	$744,334	$4,963,123	$4,963,123	$3,799,870

GAAP interest yield	1.26%	3.39%	5.24%	4.93%	3.99%	3.44%
Taxable equivalent adjustment	0.01%	0.37%	0.07%	0.07%	0.08%	0.07%

Tax equivalent interest yield	1.27%	3.76%	5.31%	5.00%	4.07%	3.51%

Twelve months ended December 31, 2003

	Federal					Net
	Funds	Investment	Interest	Total	Net Interest	Interest
	Sold	Securities	Earning Assets	Assets	Income	Spread
GAAP interest income	$82,300	$610,100	$4,058,012	$4,058,012	$2,799,221
Tax equivalent adjustment	—	71,127	71,127	71,127	71,127

Tax equivalent interest income	$82,300	$681,227	$4,129,139	$4,129,139	$2,870,348

GAAP interest yield	1.03%	3.64%	5.31%	4.97%	3.66%	3.02%
Taxable equivalent adjustment	0.00%	0.43%	0.09%	0.08%	0.09%	0.09%

Tax equivalent interest yield	1.03%	4.07%	5.40%	5.05%	3.75%	3.11%

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
     Unlike industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, and may frequently reflect government policy initiatives or economic factors not measured by price index. As discussed above, we strive to manage our interest sensitive assets and liabilities in order to offset the effects of rate changes and inflation.
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

     The provision for loan losses represents management’s best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments. The loan portfolio also represents the largest asset type on the consolidated balance sheets.
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
     FASB Statement No. 123 Accounting for Stock-Based Compensation (revised 2004) Share-Based Payment (FASB 123R), establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement eliminates the alternative to use Accounting Principles Board Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally results in recognition of no compensation costs. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, this Statement amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. This statement is effective for the Company for the first interim reporting period that begins after December 15, 2005.
     Beginning in 2006, we will be required to record as an expense on the statement of income the compensation expense related to stock options in accordance with FASB 123R. We will adopt the modified prospective application transition method to account for this expense. This method allows us to begin recording the expense in 2006 without any retroactive adjustments to the reported net income of prior years.
     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. FIN 46 Revised (“FIN 46R”), issued in December 2003 replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered variable interest entities, in practice and under the FASB literature that was applied before the issuance of FIN 46, by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (“VIE”) that must be consolidated under FIN 46R, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized income being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. FIN 46R requires existing consolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. In July 2004, Old Line Bancshares, Inc. invested in Pointer Ridge Office Investment, LLC. Our ownership percentage is 50%, one of our directors ownership percentage is 25% and an unaffiliated company holds the remaining 25%. At inception, we determined Pointer Ridge, LLC was not a variable interest entity and in accordance with FIN 46R we recorded this investment on the equity method. In the future, if we determine that Pointer Ridge is a variable interest entity, we may be required to consolidate the assets, liabilities and related income or losses of Pointer Ridge. We do not believe this would have a material affect on our financial statements.
     FASB Statement No. 154 Accounting Changes and Error Corrections replaces APB Opinion No. 20, Accounting Changes, and FASB statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.
Item 7. Financial Statements
The following consolidated financial statements are filed with this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2005, 2004 and 2003
Consolidated Statements of Income – For the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows – For the year ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Waldorf, Maryland
     We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2005, 2004, and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2005, 2004, and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Rowles & Company, LLP
Baltimore, Maryland
February 17, 2006

Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

December 31,	2005	2004	2003

Assets

Cash and due from banks	$4,387,676	$4,090,776	$2,477,119
Federal funds sold	35,573,704	5,229,867	4,002,828

Total cash and cash equivalents	39,961,380	9,320,643	6,479,947
Time deposits in other banks	—	300,000	700,000
Investment securities available for sale	13,926,111	15,612,411	17,381,519
Investment securities held to maturity	2,203,445	2,204,290	1,803,812
Loans, less allowance for loan losses	104,249,383	81,504,890	59,517,690
Restricted equity securities at cost	1,102,750	1,079,950	818,450
Investment in real estate, LLC	837,436	550,000	—
Bank premises and equipment	2,436,652	2,352,348	2,279,669
Accrued interest receivable	504,299	365,388	315,326
Deferred income taxes	200,663	88,723	60,925
Bank owned life insurance	3,324,660	—	—
Other assets	281,045	190,675	178,465

	$169,027,824	$113,569,318	$89,535,803

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$30,417,858	$25,424,314	$19,902,350
Interest-bearing	89,253,741	63,540,800	49,422,727

Total deposits	119,671,599	88,965,114	69,325,077
Short-term borrowings	9,292,506	4,637,012	3,000,000
Long-term borrowings	6,000,000	6,000,000	4,000,000
Accrued interest payable	336,868	173,320	149,831
Income tax payable	86,151	184,975	130,675
Other liabilities	124,873	114,585	102,566

	135,511,997	100,075,006	76,708,149

Stockholders’ equity
Common stock, par value $.01 per share; authorized 5,000,000 shares; issued and outstanding 4,248,898.5 in 2005, 1,776,394.5 in 2004, and 1,756,894.5 in 2003	42,489	17,764	17,569
Additional paid-in capital	31,735,627	12,446,229	12,362,902
Retained earnings	1,992,301	1,120,705	517,097

	33,770,417	13,584,698	12,897,568
Accumulated other comprehensive income	(254,590)	(90,386)	(69,914)

	33,515,827	13,494,312	12,827,654

	$169,027,824	$113,569,318	$89,535,803

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income

Years Ended December 31,	2005	2004	2003

Interest revenue
Loans, including fees	$5,772,963	$4,150,675	$3,346,013
U.S. Treasury securities	127,299	113,541	4,840
U.S. government agency securities	236,536	294,108	392,966
Mortgage backed securities	84,139	118,088	101,186
Tax exempt securities	113,514	111,236	88,397
Federal funds sold	622,070	50,936	82,300
Other	46,935	51,271	42,310

Total interest revenue	7,003,456	4,889,855	4,058,012

Interest expense
Deposits	1,790,695	933,557	1,063,399
Borrowed funds	337,258	229,696	195,392

Total interest expense	2,127,953	1,163,253	1,258,791

Net interest income	4,875,503	3,726,602	2,799,221

Provision for loan losses	204,000	220,000	162,000

Net interest income after provision for loan losses	4,671,503	3,506,602	2,637,221

Noninterest revenue
Service charges on deposit accounts	241,619	244,831	239,679
Other fees and commissions	379,243	309,370	209,041
Gain on disposal of assets	—	—	88,359

Total noninterest revenue	620,862	554,201	537,079

Noninterest expense
Salaries	1,933,631	1,417,434	1,233,855
Employee benefits	333,788	245,162	195,579
Occupancy	235,979	202,627	199,567
Equipment	111,560	118,280	118,947
Data processing	132,209	126,552	113,260
Other operating	828,608	695,904	618,214

Total noninterest expense	3,575,775	2,805,959	2,479,422

Income before income taxes	1,716,590	1,254,844	694,878

Income taxes	577,651	438,203	224,616

Net income	$1,138,939	$816,641	$470,262

Basic earnings per common share	$0.44	$0.38	$0.29
Diluted earnings per common share	$0.44	$0.38	$0.28
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2002	286,631.5	$2,866,315	$2,600,000	$127,091	$93,187

Capital Offering	299,000.0	2,990,000	3,924,156	—	—
Net income	—	—	—	470,262	—	$470,262
Unrealized gain (loss) on securities available for sale, net of income taxes of $87,823	—	—	—	—	(163,101)	(163,101)

Comprehensive income	—	—	—	—	—	$307,161

Exchange of $10 par value shares for $.01 par value shares	—	(5,850,459)	5,850,459	—	—
Stock split effected in the form of a 200% stock dividend	1,171,263.0	11,713	(11,713)	—	—
Cash dividend $0.075 per share	—	—	—	(80,257)	—

Balance, December 31, 2003	1,756,894.5	17,569	12,362,902	517,096	(69,914)
Net income	—	—	—	816,641	—	$816,641
Unrealized gain (loss) on securities available for sale, net of income taxes of $11,024	—	—	—	—	(20,472)	(20,472)

Comprehensive income	—	—	—	—	—	$796,169

Cash dividend $0.10 per share	—	—	—	(213,032)	—
Stock options exercised	19,500.0	195	83,327	—	—

Balance, December 31, 2004	1,776,394.5	17,764	12,446,229	1,120,705	(90,386)
Capital Offering	2,096,538.0	20,965	19,156,542
Net income	—	—	—	1,138,939	—	$1,138,939
Unrealized gain (loss) on securities available for sale, net of income taxes of $109,345	—	—	—	—	(164,204)	(164,204)

Comprehensive income	—	—	—	—	—	$974,735

Cash dividend $0.10 per share	—	—	—	(267,207)	—
Stock split effected in the form of a 20% stock dividend	355,266.0	3,553	(3,553)	(136)
Stock options exercised	20,700.0	207	136,409	—	—

Balance, December 31, 2005	4,248,898.5	$42,489	$31,735,627	$1,992,301	$(254,590)

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows

Years Ended December 31,	2005	2004	2003

Cash flows from operating activities
Interest received	$6,821,355	$4,722,940	$4,041,277
Fees and commissions received	620,926	554,201	448,720
Interest paid	(1,964,405)	(1,139,764)	(1,359,219)
Cash paid to suppliers and employees	(3,492,512)	(2,668,340)	(2,172,857)
Income taxes paid	(632,947)	(400,677)	(101,064)

	1,352,417	1,068,360	856,857

Cash flows from investing activities
Purchase of investment securities
Held to maturity	—	(842,422)	(2,504,375)
Available for sale	—	(1,253,113)	(15,888,784)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	—	440,000	4,000,000
Held to maturity sold	—	—	1,040,000
Available for sale at maturity or call	1,409,104	2,983,820	11,464,166
Available for sale sold	—	—	1,249,275
Loans made, net of principal collected	(22,900,811)	(22,081,500)	(16,583,046)
Purchase of equity securities	(22,800)	(261,500)	(444,700)
Investment in bank owned life insurance (BOLI)	(3,324,660)	—	—
Investment in real estate, LLC	(287,500)	(550,000)	—
(Purchase) redemption of certificates of deposit	300,000	400,000	(100,000)
Purchase of premises and equipment and software	(247,648)	(221,166)	(544,253)
Proceeds from sale of premises and equipment	—	21,000	—

	(25,074,315)	(21,364,881)	(18,311,717)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	19,383,732	11,162,317	(910,139)
Other deposits	11,322,752	8,477,720	7,978,892
Net increase in short-term borrowings	4,655,494	1,637,012	3,000,000
Increase in long-term borrowings	—	2,000,000	—
Proceeds from stock options exercised	90,493	73,200	—
Proceeds from stock offering	19,177,507	—	6,914,156
Dividends paid	(267,343)	(213,032)	(80,257)

	54,362,635	23,137,217	16,902,652

Net increase (decrease) in cash and cash equivalents	30,640,737	2,840,696	(552,208)

Cash and cash equivalents at beginning of year	9,320,643	6,479,947	7,032,155

Cash and cash equivalents at end of year	$39,961,380	$9,320,643	$6,479,947

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows

Years Ended December 31,	2005	2004	2003

Reconciliation of net income to net cash provided by operating activities
Net income	$1,138,939	$816,641	$470,262

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	155,795	149,709	152,312
Provision for loan losses	204,000	220,000	162,000
Gain on disposal of securities	—	—	(88,359)
Loss on sale of equipment	—	964	—
Change in deferred loan fees net of costs	(47,681)	(125,700)	(37,858)
Amortization of premium and discounts	4,492	8,847	30,963
Deferred income taxes	(2,595)	(16,774)	(7,123)
Increase (decrease) in accrued interest payable and other liabilities	121,135	89,808	115,310
Decrease (increase) in accrued interest receivable and other assets	(221,732)	(75,135)	59,350
Loss on real estate, LLC	64	—	—

	$1,352,417	$1,068,360	$856,857

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
1.	Organization

Old Line Bancshares, Inc. (“Bancshares”) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank (“Bank”). On May 22, 2003, the stockholders of Old Line Bank approved an Agreement and Plan of Reorganization and Articles of Share Exchange pursuant to which (i) Old Line Bank would become a wholly-owned subsidiary of Old Line Bancshares, Inc., and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock would be converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock would become the holders of all the outstanding shares of Old Line Bancshares, Inc. common stock. The reorganization became effective at 12:01 a.m. on
September 15, 2003.

The reorganization was accounted for in a manner similar to that for a pooling of interests. Under this accounting treatment, the net assets and liabilities of Old Line Bank were recorded as the asset of Old Line Bancshares, Inc. (investment in subsidiary) at book value, and the stockholders’ equity account of Old Line Bancshares, Inc. equals the stockholders’ equity account of Old Line Bank. As part of this reorganization, $500,000 was transferred from Old Line Bank to fund the expenses associated with the holding company formation and other anticipated holding company expenses.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc. and its wholly owned subsidiary, Old Line Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

Business - Old Line Bank is a full service commercial bank operating in the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s and Charles. The Bank offers deposit services and loans to individuals, small businesses, associations and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders and travelers cheques. The Bank also offers credit card services.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and cash equivalents - For purposes of the consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment securities - As securities are purchased, management determines if the securities should be classified as held to maturity, available for sale or trading. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after tax basis. Management has not identified any investment securities as trading.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
2.	Summary of Significant Accounting Policies (Continued)

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

Stock options - The Company accounts for stock options under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Options Issued to Employees. Accordingly, no compensation has been recognized for the stock options granted. SFAS No. 123, Accounting for Stock-Based Compensation was issued in October 1995 and revised in December 2004 to establish accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 requires measurement of compensation expense provided by stock-based plans using a fair value based method of accounting, and recognition of compensation expense in the statement of income for years beginning after December 15, 2005.

Had compensation been determined in accordance with the provisions of SFAS No. 123, the Bank’s net income and earnings per share would have been reduced to the following pro forma amounts:

December 31,	2005	2004	2003
Net income
As reported	$1,138,939	$816,641	$470,262
Stock-based employee compensation expense	(100,614)	(59,200)	(35,770)
Income tax benefit of employee compensation expense	11,619	22,863	13,814

Pro forma	$1,049,944	$780,304	$448,306

Basic earnings per share
As reported	$0.44	$0.38	$0.29
Pro forma	0.41	0.37	0.27
Diluted earnings per share
As reported	$0.44	$0.38	$0.28
Pro forma	0.41	0.36	0.27
Bank premises and equipment - Bank premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method.

Investment in real estate LLC - On July 22, 2004, Bancshares executed an Operating Agreement as a member to establish Pointer Ridge Office Investment, LLC (“Pointer Ridge”). The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Md. Pointer Ridge has acquired the property and is currently having a commercial office building constructed. Bancshares plans to lease approximately 50% of this building for its main office and a branch of Old Line Bank. Bancshares ownership percentage is 50% and four other members hold the remaining 50% ownership. Bancshares records this investment on the equity method.

Foreclosed real estate - Real estate acquired through foreclosure is recorded at the lower of cost or fair market value on the date acquired. Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses. Subsequent reductions in the estimated value of the property are included in non-interest expense.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
2.	Summary of Significant Accounting Policies (Continued)

Advertising - Advertising costs are expensed over the life of ad campaigns. General purpose advertising is charged to expense as incurred.

Loans and allowance for loan losses - Loans are stated at face value plus deferred origination costs, less deferred origination fees and the allowance for loan losses.

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

The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers’ ability to pay, overall portfolio quality, and review of specific problem areas. If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

Income taxes - The provision for income taxes includes taxes payable for the current year and deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Tax expense and tax benefits are allocated to the Bank and Bancshares based on their proportional share of taxable income.

Earnings per share - Basic earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive affect to the stock dividends.

Diluted earnings per share are calculated including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

December 31,	2005	2004	2003

Weighted average number of shares	2,559,627.1	2,127,837.4	1,636,426.8
Dilutive average number of shares	25,543.0	36,078.0	37,933.2

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
2.	Summary of Significant Accounting Policies (Continued)

Comprehensive income - Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale net of related income taxes.

Reclassifications - Management has re-classified revenue from advances on construction loans to interest revenue. In 2005, management determined that this revenue relates more to the use of funds than to the commitment to make such funds available. The amounts reclassified were $71,598, and $63,662 for the years ended December 31, 2004 and 2003, respectively.

3.	Cash and Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. The average balance in 2005, 2004 and 2003 did not exceed the federally insured limit. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $18,195,459, $4,055,755 and $7,990,556, in 2005, 2004, and 2003, respectively.

Banks are required to carry non-interest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
4.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value

December 31, 2005
Available for sale
U. S. Treasury	$1,998,232	$—	$(53,232)	$1,945,000
U. S. government agency	7,391,453	—	(243,647)	7,147,806
State, county, and municipal	3,153,183	3,327	(64,065)	3,092,445
Mortgage-backed	1,798,020	—	(57,160)	1,740,860

	$14,340,888	$3,327	$(418,104)	$13,926,111

Held to maturity
U. S. Treasury	$2,002,061	$—	$(54,014)	$1,948,047
State, county, and municipal	201,384	—	(3,788)	197,596

	$2,203,445	$—	$(57,802)	$2,145,643

December 31, 2004
Available for sale
U. S. Treasury	$1,997,721	$—	$(17,408)	$1,980,313
U. S. government agency	7,885,261	191	(107,612)	7,777,840
State, county, and municipal	3,314,167	30,341	(22,006)	3,322,502
Mortgage-backed	2,556,491	749	(25,484)	2,531,756

	$15,753,640	$31,281	$(172,510)	$15,612,411

Held to maturity
U. S. Treasury	$2,002,773	$7,567	$(12,449)	$1,997,891
State, county, and municipal	201,517	—	(4,702)	196,815

	$2,204,290	$7,567	$(17,151)	$2,194,706

December 31, 2003
Available for sale
U. S. Treasury	$1,497,209	$5,837	$—	$1,503,046
U. S. government agency	9,379,090	12,606	59,491	9,332,205
State, county, and municipal	3,067,857	49,763	19,182	3,098,438
Mortgage-backed	3,547,095	3,105	102,370	3,447,830

	$17,491,251	$71,311	$181,043	$17,381,519

Held to maturity
U. S. Treasury	$1,803,812	$7,569	$—	$1,811,381

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
4.	Investment Securities (Continued)

The table below summarizes investment securities with unrealized losses as of December 31, 2005:

	Fair	Unrealized
December 31, 2005	Value	Losses

Losses less than 12 months
U.S. Treasury	$492,031	$7,435
U.S. government agency	—	—
State, county, and municipal	1,933,648	32,394
Mortgage-backed	326,322	10,939

Total less than 12 months	$2,752,001	$50,768

Losses greater than 12 months
U.S. Treasury	$3,401,016	$99,811
U.S. government agency	7,147,806	243,647
State, county, and municipal	850,779	35,459
Mortgage-backed	1,414,537	46,221

Total greater than 12 months	$12,814,138	$425,138

Total losses
U.S. Treasury	$3,893,047	$107,246
U.S. government agency	7,147,806	243,647
State, county, and municipal	2,784,427	67,853
Mortgage-backed	1,740,859	57,160

Total losses	$15,566,139	$475,906

All unrealized losses on securities as of December 31, 2005 are considered to be temporary losses because each security will be redeemed at face value at or prior to maturity. In most cases, a temporary impairment in value is caused by market interest rate fluctuations. The Bank has the intent and the ability to hold these securities until recovery or maturity.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
4.	Investment Securities (Continued)

There were no sales of securities in 2005 and 2004. During 2003 proceeds from sales of investment securities were $2,289,275 resulting in gross gains of $88,359. The unrealized gain on investment securities included in comprehensive income is reported net of these realized gains.

Contractual maturities and pledged securities at December 31, 2005, 2004, and 2003, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value

December 31, 2005
Maturing
Within one year	$2,117,990	$2,078,615	$—	$—
Over one to five years	11,191,747	10,834,907	2,002,061	1,948,047
Over five to ten years	1,031,151	1,012,589	—	—
Over ten years	—	—	201,384	197,596

	$14,340,888	$13,926,111	$2,203,445	$2,145,643

Pledged securities	$11,829,113	$11,463,555

December 31, 2004

Maturing
Within one year	$575,557	$575,035	$—	$—
Over one to five years	11,789,877	11,668,087	2,002,773	1,997,891
Over five to ten years	3,388,206	3,369,289	—	—
Over ten years	—	—	201,517	196,815

	$15,753,640	$15,612,411	$2,204,290	$2,194,706

Pledged securities	$12,824,536	$12,686,914

December 31, 2003

Maturing
Within one year	$1,091,411	$997,674	$299,475	$299,662
Over one to five years	9,723,800	9,735,006	1,504,337	1,511,719
Over five to ten years	6,676,040	6,648,839	—	—

	$17,491,251	$17,381,519	$1,803,812	$1,811,381

Pledged securities	$7,498,999	$7,450,798

Securities are pledged to secure a line of credit from the Federal Home Loan Bank.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
5.	Credit Commitments

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

December 31,	2005	2004	2003

Commitments to extend credit and available credit lines:
Commercial	$5,224,841	$2,895,972	$1,394,609
Real estate-undisbursed development and construction	13,921,598	7,418,916	3,931,474
Real estate-undisbursed home equity lines of credit	4,885,663	3,426,235	2,686,224

	$24,032,102	$13,741,123	$8,012,307

Standby letters of credit	$1,807,337	$1,307,459	$316,705

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

The Bank’s exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment. Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. Management is not aware of any accounting loss it would incur by funding its outstanding commitments.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
6.	Loans

Major classifications of loans are as follows:

December 31,	2005	2004	2003

Real estate
Commercial	$48,529,784	$34,299,921	$26,858,597
Construction	4,822,858	6,550,550	1,761,724
Residential	9,767,561	8,530,410	3,641,498
Commercial	18,871,232	11,190,012	8,250,958
Installment	22,841,848	21,355,734	19,355,178

	104,833,283	81,926,627	59,867,955
Allowance for loan losses	(954,706)	(744,862)	(547,690)
Net deferred loan fees and (costs)	370,806	323,125	197,425

	$104,249,383	$81,504,890	$59,517,690

The maturity and rate repricing distribution of the loan portfolio follows:

December 31,	2005	2004	2003

Maturing/repricing within one year	$41,870,249	$34,943,883	$22,589,080
Maturing/repricing over one to five years	36,182,828	22,861,858	14,373,242
Maturing/repricing over five years	26,780,205	24,120,886	22,905,633

	$104,833,282	$81,926,627	$59,867,955

No loans were 90 days or more past due or considered impaired at December 31, 2005, 2004 and 2003.

Transactions in the allowance for loan losses were as follows:

December 31,	2005	2004	2003

Beginning balance	$744,862	$547,690	$389,553
Provisions charged to operations	204,000	220,000	162,000
Recoveries	5,979	16,179	12,691

	954,841	783,869	564,244
Loans charged off	135	39,007	16,554

Ending balance	$954,706	$744,862	$547,690

The Bank makes loans to customers located in the Maryland suburbs of Washington D.C. Although the loan portfolio is diversified, the regional economy will influence its performance.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
7.	Restricted Equity Securities

Restricted equity securities were as follows:

December 31,	2005	2004	2003

Federal Reserve Bank stock	$356,450	$356,450	$356,450
Atlantic Central Bankers Bank stock	12,000	12,000	12,000
Federal Home Loan Bank stock	559,300	511,500	350,000
Maryland Financial Bank stock	175,000	200,000	100,000

Total	$1,102,750	$1,079,950	$818,450

8. Bank Premises and Equipment
     A summary of bank premises and equipment and the related depreciation follows:

December 31,	Useful lives	2005	2004	2003

Land		$487,673	$487,673	$487,673
Building	50 years	1,264,831	1,264,831	1,201,361
Leasehold improvements	5-30 years	601,388	523,019	469,144
Furniture and equipment	5-7 years	897,688	767,515	738,372

		3,251,580	3,043,038	2,896,550
Accumulated depreciation		814,928	690,690	616,881

Net bank premises and equipment		$2,436,652	$2,352,348	$2,279,669

Depreciation expense		$124,238	$123,673	$126,067

Computer software included in other assets, and related amortization, are as follows:

Cost	3 years	$240,542	$201,436	$198,586
Accumulated amortization		179,660	148,103	122,066

Net computer software		$60,882	$53,333	$76,520

Amortization expense		$31,557	$26,036	$26,245

9.	Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2005	2004	2003

Money market and NOW	$25,254,627	$16,475,269	$13,834,126
Savings	8,202,848	10,652,997	10,338,384
Other time-$100,000 and over	25,338,694	17,269,348	7,669,333
Other time	30,457,572	19,143,186	17,580,884

	$89,253,741	$63,540,800	$49,422,727

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
9.	Deposits (Continued)

Time deposits mature as follows:

December 31,	2005	2004	2003

Within one year	$16,329,558	$10,636,468	$13,291,356
Over one to two years	14,398,127	9,445,817	6,097,076
Over two to three years	7,273,043	5,430,631	3,160,300
Over three to four years	17,795,538	10,899,618	1,008,669
Over four to five years	—	—	1,692,816

	$55,796,266	$36,412,534	$25,250,217

Interest on deposits for the years ended December 31, 2005, 2004, and 2003 consisted of the following:

December 31,	2005	2004	2003

Money market and NOW	$156,523	$81,213	$74,869
Savings	47,168	51,648	59,969
Time deposits — $100,000 and over	742,234	358,154	290,451
Other time deposits	844,770	442,543	638,110

	$1,790,695	$933,557	$1,063,399

10.	Short-Term Borrowings

The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $14,500,000 as of December 31, 2005. The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $42,680,000 of which the Bank had borrowed $6,000,000 as of December 31, 2005 as outlined below.

Short-term borrowings consist of promissory notes sold to the Bank’s customers and federal funds purchased. The short-term promissory notes are sold to the Bank’s customers, reprice daily and have maturities of 270 days or less. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
10.	Short-Term Borrowings (Continued)

Information relating to short-term borrowings is a follows:

December 31,	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year-end
Short-term promissory notes	$9,292,506	2.02%	$3,637,012	0.77%	$—
FHLB federal funds purchased	—		1,000,000	1.64%	3,000,000	1.24%

Total	9,292,506		4,637,012		3,000,000

Average for the Year
Short-term promissory notes	6,616,011	1.60%	115,320	0.74%	—
FHLB federal funds purchased	8,219	1.65%	85,117	1.74%	53,425	1.00%

Total	$6,624,230		$200,437		$53,425

11.	Long-Term Borrowings

At December 31, 2005, the Bank had two long-term advances from the Federal Home Loan Bank (FHLB) totaling $6,000,000.

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

December 31,	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year-end
FHLB advance due 2009	$2,000,000	1.79%	$2,000,000	1.79%	$—
FHLB advance due 2011	4,000,000	4.80%	4,000,000	4.80%	4,000,000	4.80%

Total	6,000,000		6,000,000		4,000,000

Average for the Year
FHLB advance due 2009	2,000,000	1.79%	1,836,066	1.78%	—
FHLB advance due 2011	4,000,000	4.80%	4,000,000	4.80%	4,000,000	4.80%

Total	6,000,000		5,836,066		$4,000,000

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
12.	Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $10,248, $6,886, and $10,159 during the years ended December 31, 2005, 2004, and 2003, respectively. Bancshares has an $837,436 investment in Pointer Ridge. Frank Lucente, a director of Bancshares and the Bank, controls twenty five percent of Pointer Ridge.

Loans made to officers and directors or their affiliated companies totaled $4,748,281, $2,888,793, and $1,959,356, at December 31, 2005, 2004, and 2003, respectively. The directors and officers and their affiliated companies maintained deposits with the Bank of $10,814,062, $7,992,743, and $6,149,089 at December 31, 2005, 2004, and 2003, respectively. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

The schedule below summarizes changes in amounts of loans outstanding to executive officers and directors or their affiliated companies:

December 31,	2005	2004	2003

Balance at beginning of year	$2,888,793	$1,959,356	$1,484,469
Additions	3,888,529	2,661,910	3,486,164
Repayments	(2,029,041)	(1,732,473)	(3,011,277)

Balance at end of year	$4,748,281	$2,888,793	$1,959,356

13.	Income Taxes

The components of income tax are as follows:

December 31,	2005	2004	2003

Current
Federal	$505,213	$386,878	$203,708
State	75,033	68,099	28,031

	580,246	454,977	231,739
Deferred	(2,595)	(16,774)	(7,123)

	$577,651	$438,203	$224,616

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
13.	Income Taxes (Continued)

The components of the deferred income taxes are as follows:

December 31,	2005	2004	2003

Provision for loan losses	$(79,083)	$(75,849)	$(75,018)
Organizational costs	5,897	5,897	(28,013)
Deferred loan origination fees and cost, net	55,047	38,251	34,951
Depreciation	15,544	14,927	60,957
Operating loss carryover	—	—	—

	$(2,595)	$(16,774)	$(7,123)

     The components of the net deferred tax assets are as follows:

December 31,	2005	2004	2003

Deferred tax assets
Allowance for loan losses	$332,420	$253,337	$177,488
Organization costs	16,219	22,116	28,013
Net unrealized loss on securities available for sale	160,187	50,842	39,818

	508,826	326,295	245,319

Deferred tax liabilities
Deferred loan origination costs	192,069	137,022	98,771
Depreciation	116,094	100,550	85,623

	308,163	237,572	184,394

Net deferred tax asset	$200,663	$88,723	$60,925

The differences between the federal income tax rate of 34 percent and the effective tax rate for the Bank are reconciled as follows:

December 31,	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	2.8	3.1	1.9
Tax exempt income	(2.1)	(2.6)	(3.9)
Nondeductible expenses	0.5	0.3	0.3
Bank owned life insurance	(1.5)	—	—
Other	—	0.1	—

Effective tax rate	33.7%	34.9%	32.3%

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
14.	Retirement Plan

The Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, which was amended in March 2003 and effective January 1, 2003, the Bank matches the first 3% of employee contributions to the plan and 50% of the next 2% of employee contributions, for a maximum required contribution of 4% of employee eligible compensation. This plan, which covers substantially all employees, allows for elective employee deferrals. The Bank’s contributions to the plan for 2005, 2004, and 2003, were $57,641, $42,623, and $37,716, respectively.

15.	Capital Standards

The Federal Deposit Insurance Corporation has adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2005, 2004, and 2003, the capital ratios and minimum capital requirements are as follows:

			Minimum capital		To be well
(in thousands)	Actual		adequacy		capitalized
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$34,726	28.3%	$9,826	8.0%	$12,283	10.0%
Old Line Bank	$30,254	24.8%	$9,766	8.0%	$12,208	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$33,771	27.5%	$4,913	4.0%	$7,370	6.0%
Old Line Bank.	$29,299	24.0%	$4,883	4.0%	$7,325	6.0%
Tier 1 capital (to average assets)
Consolidated	$33,771	21.5%	$6,292	4.0%	$7,865	5.0%
Old Line Bank	$29,299	18.7%	$6,268	4.0%	$7,835	5.0%

December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$14,330	16.3%	$7,050	8.0%	$8,813	10.0%
Old Line Bank	$13,662	15.5%	$7,050	8.0%	$8,813	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$13,585	15.4%	$3,525	4.0%	$5,288	6.0%
Old Line Bank.	$12,917	14.7%	$3,525	4.0%	$5,288	6.0%
Tier 1 capital (to average assets)
Consolidated	$13,585	12.7%	$4,272	4.0%	$5,340	5.0%
Old Line Bank	$12,917	12.1%	$4,257	4.0%	$5,321	5.0%

December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$13,445	20.2%	$5,326	8.0%	$6,657	10.0%
Old Line Bank	$13,002	19.6%	$5,312	8.0%	$6,639	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$12,898	19.4%	$2,663	4.0%	$3,994	6.0%
Old Line Bank.	$12,455	18.8%	$2,656	4.0%	$3,984	6.0%
Tier 1 capital (to average assets)
Consolidated	$12,898	14.7%	$3,514	4.0%	$4,392	5.0%
Old Line Bank	$12,455	14.2%	$3,506	4.0%	$4,383	5.0%

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
15.	Capital Standards (Continued)

Tier 1 capital consists of common stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

Failure to meet the capital requirement could affect the Bank’s ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.

In the most recent regulatory report, the Bank was categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

16.	Commitments and Contingencies

The Bank leases three branch locations under operating lease agreements expiring through 2015. Each of the leases provides extension options. The approximate future minimum lease commitments under the operating leases as of December 31, 2005, are as follows:

Year	Amount
2006	$110,847
2007	197,940
2008	236,960
2009	213,685
2010	178,688
Remaining	1,089,422

$2,027,542

Rent expense was $87,821, $74,463, and $81,056 for the years ended December 31, 2005, 2004, and 2003, respectively. During the 2nd quarter of 2006, Old Line Bank plans to move its main headquarters and open a branch location in an office building owned by Pointer Ridge. Old Line Bank has not finalized its lease agreement(s) with Pointer Ridge for these facilities.

On November 3, 2005, Pointer Ridge entered into a loan agreement with an unrelated bank, pursuant to which the bank agreed to make a construction loan to Pointer Ridge in a principal amount not to exceed $5.8 million to finance the construction of the commercial office building. Pursuant to the terms of a guaranty between the bank and Old Line Bancshares, Inc. dated November 3, 2005, Old Line Bancshares, Inc. has guaranteed the construction of the building in accordance with the terms of the loan agreement and has guaranteed the payment of up to fifty percent (50%) of all costs and expenses incurred in completing the construction of the building. At December 31, 2005, Pointer Ridge had borrowed $1.8 million under the loan agreement at an interest rate of 6.22%.

In the normal course of business the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
17.	Fair Value of Financial Instruments

The estimated fair values of financial instruments equal the carrying value of the instruments except as noted.

Time Deposits - The fair value of time deposits with other banks is an estimate by discounting future cash flows using current rates offered for deposits of similar remaining maturities.

Investment Securities - The fair values of investment securities available for sale and held to maturity are based upon quoted market prices or dealer quotes.

Loans - The fair value of loans is an estimate determined by discounting future cash flows using current rates for which similar loans would be made to borrowers with similar credit histories.

Deposits - The fair value of demand deposits and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit is an estimate using the rates currently offered for deposits of similar remaining maturities.

Borrowed funds - The fair value of long-term FHLB advances is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

	December 31, 2005		December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	amount	value	amount	value	amount	value

Financial assets
Time deposits	$—	$—	$300,000	$301,469	$700,000	$713,092
Investment securities	16,129,556	16,071,754	17,816,701	17,807,117	19,185,331	19,192,900
Loans	104,249,383	102,750,575	81,504,890	81,800,291	59,517,690	60,257,105
Financial liabilities
Interest bearing deposits	$89,253,741	$89,136,186	$63,540,800	$63,618,816	$49,422,727	$50,097,561
Long term borrowings	6,000,000	5,738,859	6,000,000	6,024,540	4,000,000	4,150,607

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
18.	Other Operating Expenses
Other operating expenses that are significant are as follows:

Year Ended December 31,	2005	2004	2003

Director fees	$107,700	$93,359	$53,499
Branch security costs	27,743	34,042	58,726
Audit & exam fees	62,000	60,000	74,884
Organizational & legal expenses	36,590	41,673	86,726
Other	594,571	466,830	344,379

Total	$828,604	$695,904	$618,214

19.	Parent Company Financial Information
The balance sheet, statement of income, and statement of cash flows for Old Line Bancshares, Inc. (Parent Company) follow:

December 31,	2005	2004	2003

Assets
Cash and due from banks	$3,591,373	$47,715	$113,908
Investment securities held to maturity	—	—	299,475
Investment in real estate, LLC	837,436	550,000	—
Investment in Old Line Bank	29,043,818	12,826,689	12,384,821
Deferred income taxes	16,219	22,116	28,013
Other assets	60,523	47,912	1,437

	$33,549,369	$13,494,432	$12,827,654

Liabilities and Stockholders’ Equity

Accounts payable	$33,542	$120	$—

Stockholders’ equity
Common stock	$42,489	$17,764	$17,569
Paid-in-capital	31,735,627	12,446,229	12,362,902
Retained earnings	1,992,301	1,120,705	517,097

	33,770,417	13,584,698	12,897,568
Accumulated other comprehensive income	(254,590)	(90,386)	(69,914)

	33,515,827	13,494,312	12,827,654

	$33,549,369	$13,494,432	$12,827,654

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
19.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statement of Income
Years Ended December 31,	2005	2004	2003

Interest and dividend revenue
Distribution from bank	$467,342	$413,032	$—
U.S. Treasury securities	—	602	109
Interest on money market and certificates of deposit	76,632	4,910	—

Total interest and dividend revenue	$543,974	$418,544	$109

Operating Expenses
Organizational expense	—	—	86,726
Other operating	111,082	94,499	—

Total operating expenses	111,082	94,499	86,726

Income before income taxes	432,892	324,045	(86,617)
Income tax benefit	(11,713)	(30,256)	(29,450)

	444,605	354,301	(57,167)

Undistributed net income of bank	694,333	462,340	527,429

Net income	$1,138,938	$816,641	$470,262

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
19.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statement of Cash Flows
Years Ended December 31,	2005	2004	2003

Cash flows from operating activities
Interest and dividends received	$543,974	$417,892	$—
Income taxes	51,122
Cash paid for operating expenses	(77,595)	(94,379)	(86,726)

	517,501	323,513	(86,726)

Cash flows from investing activities
Purchase of investment securities held to maturity	—	(139,874)	(499,366)
Proceeds from maturity of investment securities held to maturity	—	440,000	200,000
Purchase (redemption) of certificates of deposit	—	—	—
Investment in bank	(15,687,000)
Investment in real estate, LLC	(287,500)	(550,000)	—

	(15,974,500)	(249,874)	(299,366)

Cash flows from financing activities
Proceeds from stock options exercised	90,493	73,200	—
Proceeds from stock offering	19,177,507
Dividends paid	(267,343)	(213,032)	—
Cash from Bank at reorganization	—	—	500,000

	19,000,657	(139,832)	500,000

Net increase (decrease) in cash	3,543,658	(66,193)	113,908

Cash and cash equivalents at beginning of year	47,715	113,908	—

Cash and cash equivalents at end of year	$3,591,373	$47,715	$113,908

Reconciliation of net income to net cash provided by operating activities
Net income	$1,138,939	$816,641	$470,262
Adjustment to reconcile net income to net cash used in operating activities
Undistributed net income of subsidiary	(694,333)	(462,340)	(527,429)
Accretion of discount on debt securities	—	(652)	(109)
(Increase) decrease in deferred income taxes	5,897	5,897	(28,013)
Loss on real estate, LLC	64
Increase in other liabilities	33,422	120	—
Income tax benefit	33,512	(36,153)	(1,437)

	$517,501	$323,513	$(86,726)

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
20.	Stockholder’s Equity
Stock Options
A summary of the status of the outstanding options follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of shares	exercise price	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	114,420	$6.62	107,100	$4.93	88,200	$3.81
Options granted	79,800	10.35	30,720	9.83	18,900	9.58
Options exercised	(20,700)	4.37	(23,400)	3.13	—	—
Options expired	(900)	9.58	—	—	—	—

Outstanding, end of year	172,620	$8.60	114,420	$6.62	107,100	$4.93

	Outstanding options			Options exercisable
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	outstanding at	remaining	exercise	outstanding at	exercise
price	December 31, 2005	term	price	December 31, 2005	price
$3.33-$4.17	15,300	4.06	$3.56	15,300	$3.56
$4.18-$5.00	29,700	4.88	4.67	29,700	4.67
$9.58-$10.00	47,820	8.65	9.74	41,580	9.73
$10.01-$10.50	79,800	9.83	10.35	29,667	4.03

	172,620	8.14	$8.60	116,247	$7.79

The weighted average fair value of options granted has been estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Dividend yield	0.96%	1.02%	0.81%
Risk-free interest rate	4.39%	4.22%	3.27%
Expected volatility	22.27%	25.10%	25.10%
Expected life in years	9.83	10	10
Preferred stock
Bancshares is authorized to issue up to 1,000,000 shares of preferred stock with a par value of one cent per share.

Old Line Bancshares, Inc. & Subsidiary
Notes to Financial Statements
21.	Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations
Three months ended

2005	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands except per share data)
Interest income	$2,126	$1,800	$1,621	$1,456
Interest expense	666	580	471	411
Net interest income	1,460	1,220	1,150	1,045
Provision for loan losses	39	40	75	50
Net income	388	281	243	227
Earnings per share-basic	0.10	0.13	0.11	0.11
Earnings per share-diluted	0.10	0.13	0.11	0.10

2004	December 31,	September 30,	June 30,	March 31,

Interest income	$1,366	$1,283	$1,130	$1,111
Interest expense	312	288	283	280
Net interest income	1,054	995	847	831
Provision for loan losses	45	85	45	45
Net income	248	239	150	180
Earnings per share-basic	0.12	0.11	0.07	0.08
Earnings per share-diluted	0.12	0.11	0.07	0.08

2003

Interest income	$1,066	$1,045	$974	$973
Interest expense	279	311	328	341
Net interest income	787	734	646	632
Provision for loan losses	36	48	42	36
Net income	132	76	135	127
Earnings per share-basic	0.07	0.03	0.12	0.13
Earnings per share-diluted	0.06	0.03	0.12	0.12

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.
Item 8A. Controls and Procedures
     As of the end of the period covered by this annual report on Form 10-KSB, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     Old Line Bancshares, Inc.’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Senior Financial Officers has been posted on Old Line Bancshares, Inc.’s internet website at www.oldlinebank.com. A copy of the Code of Ethics for Senior Financial Officers is also included as an exhibit to this annual report.
     The remaining information required by this Item 9 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of Old Line Bancshares, Inc.
Item 10. Executive Compensation
     The information required by this Item 10 is incorporated by reference to the information appearing under the captions “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of Old Line Bancshares, Inc.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12. Certain Relationships and Related Transactions
     The information required by this Item 12 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” in the Proxy Statement for the 2006 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13. Exhibits
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.

4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.

10.1(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and James W. Cornelsen

10.2(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and James W. Cornelsen

10.3(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and James W. Cornelsen

10.4(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.5(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.6(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and Joseph E. Burnett

10.7(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Joseph W. Burnett

10.8(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and Joseph E. Burnett

10.9(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett

10.10(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett

10.11(A)	Employment Agreement March 31, 2003 between Old Line Bank and Christine M. Rush

10.12(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Christine M. Rush

10.13(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 and Christine M. Rush

10.14(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.15(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.16(B)	2001 Stock Option Plan, as amended

10.17(B)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.18(B)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.19(C)	1990 Stock Option Plan, as amended

10.20(C)	Form of Incentive Stock Option Grant Letter for 1990 Stock Option Plan

10.21(C)	Form of Director Non-Qualified Stock Option Agreement for 1990 Stock Option Plan

10.22(E)	2004 Equity Incentive Plan

10.23(G)	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.24(G)	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

10.25(D)	Lease Agreement dated April 29, 1999 between Live Oak Limited Partnership and Old Line National Bank

10.26(D)	Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank

10.27(F)	Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank

10.28(F)	Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC

10.29(H)	AIA Construction Agreement dated April 14, 2005 between Pointer Ridge Office Investment, LLC and Waverly Construction & Management Company Inc.

10.30(H)	Incentive Plan Model and Stock Option Model

Exhibit No.	Description of Exhibits
10.31(I)	Deed of Lease dated as of July 28, 2005 between Baltimore Boulevard Associates Limited Partnership and Old Line Bank

10.32(J)	Underwriting Agreement dated October 17, 2005 between McKinnon & Company, Inc. and Old Line Bancshares, Inc.

10.33	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

10.34	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

14(D)	Code of Ethics for Senior Financial Officers

21(A)	Subsidiaries of Registrant

23.1	Consent of Rowles & Company, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

(A)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-111587).

(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-113097).

(D)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB/A filed on April 8, 2004.

(E)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Registration Statement on Form SB2, under the Securities Act of 1933, as amended (Registration Number 333-127792) filed on August 23, 2005.

(J)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on October 21, 2005.

(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 6, 2006.
Note: Exhibits 10.1 through 10.24, and 10.30 relate to management contracts or compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services.
Audit and Non-Audit Fees
     The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

	Year Ended
	December 31,
	2005	2004
Audit Fees (1)	$50,490	$39,556
Audit Related Fees (2)	12,570	—
Tax Fees (3)	10,167	6,292
All Other Fees (4)	—	3,102

Total	$73,227	$48,950

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Rowles & Company, LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) financial statements and are not reported under “Audit Fees”. In 2005, these fees included costs associated with reviews and advisory services related to the public offering.

(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4)	All Other Fees in 2004 are for fees billed for training costs.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
     Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.
Date: March 23, 2006	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James W. Cornelsen	Director, President and Chief Executive Officer	March 23, 2006

James W. Cornelsen	(Principal Executive Officer)

/s/ Christine M. Rush	Chief Financial Officer (Principal Accounting and	March 23, 2006

Christine M. Rush	Financial Officer)

/s/ Charles A. Bongar, Jr.	Director	March 23, 2006

Charles A. Bongar, Jr.

/s/ Craig E. Clark	Director and Chairman of the Board	March 23, 2006

Craig E. Clark

/s/ Daniel W. Deming	Director	March 23, 2006

Daniel W. Deming

/s/ James F. Dent	Director	March 23, 2006

James F. Dent

/s/ Nancy L. Gasparovic	Director	March 23, 2006

Nancy L. Gasparovic

/s/ Frank Lucente, Jr.	Director	March 23, 2006

Frank Lucente, Jr.

/s/ Gail D. Manuel	Director	March 23, 2006

Gail D. Manuel

/s/ John D. Mitchell	Director	March 23, 2006

John D. Mitchell

/s/ Gregory S. Proctor, Sr.	Director	March 23, 2006

Gregory S. Proctor, Sr.

/s/ Suhas R. Shah	Director	March 23, 2006

Suhas R. Shah

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.
3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.
4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and James W. Cornelsen
10.2(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and James W. Cornelsen
10.3(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and James W. Cornelsen
10.4(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.5(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.6(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and Joseph E. Burnett
10.7(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Joseph W. Burnett
10.8(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and Joseph E. Burnett
10.9(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett
10.10(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett
10.11(A)	Employment Agreement March 31, 2003 between Old Line Bank and Christine M. Rush
10.12(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Christine M. Rush
10.13(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 and Christine M. Rush
10.14(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.15(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.16(B)	2001 Stock Option Plan, as amended
10.17(B)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan
10.18(B)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan
10.19(C)	1990 Stock Option Plan, as amended
10.20(C)	Form of Incentive Stock Option Grant Letter for 1990 Stock Option Plan
10.21(C)	Form of Director Non-Qualified Stock Option Agreement for 1990 Stock Option Plan
10.22(E)	2004 Equity Incentive Plan
10.23(G)	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan
10.24(G)	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy
10.25(D)	Lease Agreement dated April 29, 1999 between Live Oak Limited Partnership and Old Line National Bank
10.26(D)	Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank
10.27(F)	Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank
10.28(F)	Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC
10.29(H)	AIA Construction Agreement dated April 14, 2005 between Pointer Ridge Office Investment, LLC and Waverly Construction & Management Company Inc.
10.30(H)	Incentive Plan Model and Stock Option Model
10.31(I)	Deed of Lease dated as of July 28, 2005 between Baltimore Boulevard Associates Limited Partnership and Old Line Bank

Exhibit No.	Description of Exhibits
10.32(J)	Underwriting Agreement dated October 17, 2005 between McKinnon & Company, Inc. and Old Line Bancshares, Inc.
10.33	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.
10.34	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.
14(D)	Code of Ethics for Senior Financial Officers
21(A)	Subsidiaries of Registrant
23.1	Consent of Rowles & Company, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

(A)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-111587).

(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-113097).

(D)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB/A filed on April 8, 2004.

(E)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Registration Statement on Form SB2, under the Securities Act of 1933, as amended (Registration Number 333-127792) filed on August 23, 2005.

(J)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on October 21, 2005.

(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 6, 2006.
Note: Exhibits 10.1 through 10.24, and 10.30 relate to management contracts or compensatory plans or arrangements.