Form 10QSB
period 2006-03-31
OLD LINE BANCSHARES INC
filed 2006-05-08
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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
     At April 25, 2006, 4,248,898.5 shares of the issuer’s Common Stock, par value $.01 per share, were issued and outstanding.
     Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$3,873,281	$4,387,676
Federal funds sold	44,776,089	35,573,704

Total cash and cash equivalents	48,649,370	39,961,380
Investment securities available for sale	13,842,921	13,926,111
Investment securities held to maturity	2,203,237	2,203,445
Loans, less allowance for loan losses	114,331,240	104,249,383
Restricted equity securities at cost	1,530,550	1,102,750
Investment in real estate, LLC	837,436	837,436
Bank premises and equipment	2,408,798	2,436,652
Accrued interest receivable	558,200	504,299
Deferred income taxes	221,103	200,663
Bank owned life insurance	3,355,435	3,324,660
Other assets	614,834	281,045

	$188,553,124	$169,027,824

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$35,557,775	$30,417,858
Interest bearing	103,978,567	89,253,741

Total deposits	139,536,342	119,671,599
Short-term borrowings	10,473,636	9,292,506
Long-term borrowings	4,000,000	6,000,000
Accrued interest payable	361,115	336,868
Income tax payable	194,121	86,151
Other liabilities	171,629	124,873

	154,736,843	135,511,997

Stockholders’ equity
Common stock, par value $0.01 per share, authorized 5,000,000 shares; issued and outstanding 4,248,898.5 in 2006 and 2005	42,489	42,489
Additional paid-in capital	31,769,753	31,735,627
Retained earnings	2,269,532	1,992,301

	34,081,774	33,770,417
Accumulated other comprehensive income	(265,493)	(254,590)

	33,816,281	33,515,827

	$188,553,124	$169,027,824

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest revenue
Loans, including fees	$1,844,173	$1,224,909
U.S. Treasury securities	31,575	31,575
U. S. government agency securities	58,564	60,793
Mortgage backed securities	17,395	23,960
Tax exempt securities	27,777	28,843
Federal funds sold	381,333	71,381
Other	18,930	13,755

Total interest revenue	2,379,747	1,455,216

Interest expense
Deposits	628,052	343,846
Borrowed funds	98,563	66,940

Total interest expense	726,615	410,786

Net interest income	1,653,132	1,044,430

Provision for loan losses	130,000	50,000

Net interest income after provision for loan losses	1,523,132	994,430

Noninterest revenue
Service charges on deposit accounts	57,307	56,752
Marine division broker origination fees	124,351	—
Other fees and commissions	69,971	89,744

Total noninterest revenue	251,629	146,496

Noninterest expenses
Salaries	606,606	408,637
Employee benefits	180,196	72,671
Occupancy	66,217	55,581
Equipment	30,858	26,293
Data processing	37,361	31,446
Other operating	284,809	195,951

Total noninterest expenses	1,206,047	790,579

Income before income taxes	568,714	350,347

Income taxes	185,261	123,548

Net Income	$383,453	$226,799

Basic earnings per common share	$0.09	$0.11
Diluted earnings per common share	$0.09	$0.10
See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income (loss)	income
Balance, December 31, 2005	4,248,898.5	$42,489	$31,735,627	$1,992,301	$(254,590)	—
Capital Offering (2005)	—	—	(1,891)	—	—	—
Net income	—	—	—	383,453	—	$383,453
Unrealized (loss) on securities available for sale, net of income taxes of $6,860	—	—	—	—	(10,903)	(10,903)

Comprehensive income						$372,550

Stock based compensation awards	—	—	36,017	—	—
Cash dividend $0.025 per share	—	—	—	(106,222)	—

Balance, March 31, 2006	4,248,898.5	$42,489	$31,769,753	$2,269,532	$(265,493)

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities
Interest received	$2,366,622	$1,388,643
Fees and commissions received	220,854	145,629
Interest paid	(702,368)	(357,910)
Cash paid to suppliers and employees	(1,414,067)	(752,774)
Income taxes paid	(90,872)	(318,501)

	380,169	105,087

Cash flows from investing activities
Proceeds from disposal of investment securities Available for sale at maturity or call	64,971	699,550
Loans made, net of principal collected	(10,251,970)	(2,271,243)
Purchase of equity securities	(427,800)	(47,800)
Redemption of certificates of deposit	—	300,000
Purchase of premises and equipment and software	(15,142)	(74,890)

	(10,629,941)	(1,394,383)

Cash flows from financing activities
Net increase (decrease) in Time deposits	8,109,449	6,361,298
Other deposits	11,755,296	9,577,748
Net change in borrowed funds	(818,870)	1,830,194
Proceeds from stock options exercised	—	58,071
Proceeds from (costs of) stock offering	(1,891)	—
Dividends paid	(106,222)	(53,653)

	18,937,762	17,773,658

Net increase (decrease) in cash and cash equivalents	8,687,990	16,484,362

Cash and cash equivalents at beginning of period	39,961,380	9,320,643

Cash and cash equivalents at end of period	$48,649,370	$25,805,005

See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Three months ended
	March 31,
	2006	2005
Reconciliation of net income to net cash provided by operating activities
Net income	$383,453	$226,799

Adjustments to reconcile net income to net cash provided by operating actitivities
Depreciation and amortization	42,732	36,495
Provision for loan losses	130,000	50,000
Change in deferred loan fees net of costs	40,112	(20,245)
Amortization of premiums and discounts	664	1,446
Decrease (increase) in deferred income taxes	(13,581)	(9,978)
Stock based compensation awards	36,017	—
Increase (decrease) in Accrued interest payable	24,247	52,876
Other liabilities	154,726	(157,889)
Decrease (increase) in Accrued interest receivable	(53,901)	(47,774)
Bank owned life insurance	(30,775)	—
Other assets	(333,525)	(26,643)

	$380,169	$105,087

See accompanying notes to consolidated financial statements

OLD LINE BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. GENERAL
     Organization
     Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of Old Line Bank. Old Line Bancshares also has an approximately $837,000 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares, Inc. owns 50% of Pointer Ridge.
     Basis of Presentation
     The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc. and its wholly owned subsidiary, Old Line Bank. All significant intercompany transactions and balances have been eliminated in consolidation.
     The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2005 were derived from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares, Inc.’s Form 10-KSB for the year ended December 31, 2005. There have been no significant changes to the Company’s accounting policies as disclosed in the Form 10-KSB.
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

4. EARNINGS PER SHARE
     We determine basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding. We calculate diluted earnings per share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended
	March 31,
	2006	2005
Weighted average number of shares	4,248,898.50	2,136,212.40
Dilutive average number of shares	34,149.00	36,165.00
5. STOCK-BASED COMPENSATION
     Old Line Bancshares, Inc. accounts for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant. In the first quarter of 2006, Old Line Bancshares, Inc. adopted Statement of Financial Accounting Standards (SFAS) 123R, Share Based Payment, under the modified prospective method. Statement 123R requires public companies to recognize compensation expense related to stock based compensation awards in their income statements over the period during which an employee is required to provide service in exchange for such award. For the three months ended March 31, 2006, we recorded stock based compensation expense of approximately $36,000.
     There were no tax benefits associated with this expense. Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the first quarter of 2006.
     Prior to the implementation of SFAS 123R, we applied APB No. 25 in accounting for stock options. Accordingly, we did not recognize compensation expense in periods prior to the first quarter of 2006 for stock options granted. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) was issued in October, 1995 to establish accounting and reporting standards for stock based employee compensation plans. SFAS No. 123 required measurement of compensation expense provided by stock based plans using a fair value based method of accounting, and recognition of compensation expense in the statement of income or disclosure in the notes to the financial statements.
     Had we determined compensation expense and recorded it in our income statement in accordance with the provisions of SFAS No. 123R, our net income and earnings per share would have been reduced to the following pro forma amounts in March 2005:

Three Months Ended
March 31,
2005
Net income
As reported	$226,799
Stock -based employee compensation expense	(3,283)
Income tax benefit of employee compensation expense	1,268

Pro forma	$224,784

Basic earnings per share
As reported	$0.11
Pro forma	0.11
Diluted earnings per share
As reported	$0.10
Pro forma	0.10
A summary of the status of the outstanding options follows:

	Number of	Weighted Average
	Shares	exercise price
Outstanding, beginning of year	172,620	$8.60
Options granted	—	—
Options exercised	—	—
Options expired	—	—

Outstanding, March 31, 2006	172,620	$8.60

Item 2. Management’s Discussion and Analysis
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
Overview
     Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an $837,436 equity investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 25% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls twenty five percent of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and is in the process of constructing a commercial office building containing approximately 40,000 square feet. We plan to lease approximately 50% of this building for our main office (moving our existing main office from Waldorf, Maryland) and to operate a branch of Old Line Bank from this address. We anticipate moving to our new headquarters in the second quarter of 2006.
Summary of Recent Performance and Other Activities
     We are pleased to report that the three months ended March 31, 2006 was, we believe, a productive and successful quarter as we worked to effectively and profitably use the $19.2 million in proceeds received from the stock offering in October 2005. In addition to meeting many of our financial objectives for the quarter, we made progress in several key areas that we believe will allow us to continue to grow and maximize shareholder value.
•	While our staff and Board of Directors continued to develop and establish significant customer relationships, the College Park loan production office made a significant contribution to our loan and deposit growth during the quarter.

•	The marine division reached profitability for the quarter, providing a $52,061 positive impact on income before taxes, and continued to expand its geographic market focus. We anticipate this division will have a modest, positive impact on net income for the year.

•	We prepared for the move to our new headquarters location in Bowie and the building is now approximately 90% complete.
     During the quarter ended March 31, 2006, total loans, net of allowance, grew $10.1 million to $114.3 million, as compared to $104.2 million at December 31, 2005, representing an increase of 9.69%. The allowance for loan losses was $1.1 million or 0.94% of loans at March 31, 2006, compared to $954,706 or 0.91% of loans at December 31, 2005. We ended the quarter with no loans 90 days past due or non-performing. The deposit portfolio grew to $139.5 million, a $19.8 million or 16.54% increase from December 31, 2005.
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards 123R, Share Based Payment, under the modified prospective method. Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an employee is required to provide service in exchange for such award. For the three months ended March 31, 2006, we recorded stock based compensation expense of approximately $36,000.

     The following outlines the highlights of our financial performance for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005.

Three months ended March 31, 2006	2006	2005	$ Change	% Change
Income Statement Data (000’s):
Net income	$383	$227	$156	68.72%
Interest revenue	2,380	1,455	925	63.57%
Interest expense	727	411	316	76.89%
Net interest income after provision for loan losses	1,523	994	529	53.22%
Non-interest revenue	252	146	106	72.60%
Non-interest expense	1,206	791	415	52.47%

Earnings Per Share
Earnings per share, basic	0.09	0.11	(0.02)	(18.18%)
Earnings per share, diluted	0.09	0.10	(0.01)	(10.00%)

Net Interest Margin	4.25%	3.85%		10.39%
Bank Owned Life Insurance
     On January 3, 2006, we entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements and started accruing for a related annual expense, with Mr. Cornelsen, Mr. Burnett and Ms. Rush. Under these agreements, and in accordance with the conditions specified therein, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen — $131,607; Mr. Burnett — $23,177; and Ms. Rush — $56,658. Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen— $717,558; Mr. Burnett — $410,556 and Ms. Rush — $827,976. Old Line Bank has funded these obligations through the purchase of Bank Owned Life Insurance.
     We designed these agreements to provide Mr. Cornelsen, Mr. Burnett and Ms. Rush supplemental retirement benefits to the benefits received from their 401(k) plan and to retain these individuals and reward them for their contribution to the development and management of the Registrant.
     Non-interest expense from these agreements during the first quarter of 2006 was $23,487.
Public Offering
     On October 21, 2005, we closed our public offering in which we sold 2,096,538 shares of common stock at a per share purchase price of $9.75. Our proceeds, after underwriters’ commissions and expenses, were $19.2 million. We used substantially all of the net offering proceeds to provide additional capital to Old Line Bank to support its growth and expansion. The additional capital increased Old Line Bank’s legal lending limit to approximately $4.2 million. During the first quarter of 2006, we began to deploy these funds into new loans. The remainder was invested in liquid assets, specifically federal funds. While the additional capital has had and should continue to have a positive impact on interest revenue and net interest income, we anticipate the increase in the number of shares will cause a negative impact on earnings per share until we can deploy these proceeds into loans.

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
     As previously outlined, Old Line Bancshares, Inc. owns a 50% equity investment in Pointer Ridge Office Investment, LLC. In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”), an unrelated party, to begin construction of an approximately 40,000 square foot commercial office building at the property at a cost of Four Million One Hundred Eight Thousand Dollars ($4,108,000). Waverly began construction of the project in May 2005 and the building is approximately 90% complete. We anticipate Waverly will complete construction in May 2006 and we will move to our new headquarters in the second quarter of 2006.
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
     Because of the new branches and the move of our headquarters to Bowie, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increase in expenses.
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
     The addition of these individuals has caused an increase in salary and benefit expenses and an increase in rent expense. During the fourth quarter of 2005 and the first quarter of 2006, these individuals developed and established several new customer relationships for us that had a positive impact on deposit and loan growth. As a result of their efforts, we anticipate that we will experience continued improvement in loan growth during the remainder of 2006 and beyond. The additional capital from the offering should allow us to leverage our balance sheet to support the anticipated loan growth as a result of these new hires.

     Old Line Marine Division
     In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a recreational boat loan broker and to originate loans for Old Line Bank. We hired a veteran in the marine lending industry with over 27 years of experience to head this division, in addition to two brokers with prior experience in the boat industry. The primary loan origination location for this division is Annapolis, Maryland. We also service the Norfolk, Virginia market. Prior to joining us, each of these individuals operated as brokers in these markets and was a major source of referrals to Old Line Bank. We conduct secondary market activity in our marine division as a broker and we earn a fee. In addition to increasing our non-interest income, we expect to capitalize on our relationships with high net worth individuals as a result of loans we make through this division. We anticipate this division will have a modest, positive impact on net income for the year.
     Other Opportunities
     We continually evaluate new products and services that may enhance the services we provide our customers. In February 2006, we began using brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network.
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
     Three months ended March 31, 2006 compared to three months ended March 31, 2005
     Net interest income after provision for loan losses for the three months ended March 31, 2006 amounted to $1.5 million, which was $528,702 or 53.17% greater than the 2005 level of $994,430. The increase was primarily attributable to a 42.90% or $48.0 million increase in total average interest earning assets to $159.9 million for the three months ended March 31, 2006 from $111.9 million for the three months ended March 31, 2005.
     Interest revenue increased from $1.5 million for the three months ended March 31, 2005 to $2.4 million for the three months ended March 31, 2006. Interest expense for all interest bearing liabilities amounted to $726,615 in the first quarter of 2006, which was $315,829 higher than the first quarter 2005 level of $410,786. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of substantial increases in earning assets and increasing market interest rates. The increase in earning assets was directly attributable to the increased legal lending limit, the addition of the three new loan officers in the College Park loan production office and increased business development efforts.
     Our net interest margin was 4.25% for the three months ended March 31, 2006, as compared to 3.85% for the three months ended March 31, 2005. The increase in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 76 basis points from 5.34% in 2005 to 6.10% in 2006, and average interest-earning assets grew by $48.0 million. A 72 basis point increase of the yield on average interest-bearing liabilities from 2.13% in 2005 to 2.85% in 2006, and a $25.4 million increase in interest bearing liabilities partially offset these improvements.
     The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2006, the prime rate was 7.50%. By March 31, 2006, it had increased to 7.75%. On January 1, 2005, it was 5.25% and on March 31, 2005, it was 5.75%.

     These increased interest rates allowed us to earn a 203 basis point higher average yield on our federal funds and a 90 basis point higher average yield on our loan portfolio. The increased market interest rates and the introduction of the CDARS product in February 2006 caused the cost of average interest bearing liabilities to increase 72 basis points during the period. We expect improvement in our net interest margin during 2006 because of increases in the federal funds and prime rates and because we expect the volume of and rates on loans to grow at a faster rate than the volume of and rates on interest bearing liabilities. We will offer promotional campaigns to attract deposits throughout the year if required to maintain an acceptable loan to deposit ratio.
     As a result of the addition of the three new loan officers in the College Park loan production office, increased recognition in the Prince George’s County market and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2006. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our net interest income, although there is no assurance that this will be the case.

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
Average Balances, Interest, and Yields

	For the Three Months Ended March 31,
	2006			2005
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets:
Federal Funds Sold(1)	$34,833,244	$391,150	4.55%	$11,625,666	$72,125	2.52%
Interest-bearing deposits	7,111	23	1.31	232,222	2,442	4.27
Investment Securities (1) (2)
U.S. Treasury	4,000,276	33,104	3.31	4,000,476	33,104	3.31
U.S. Agency	7,391,988	61,401	3.32	7,563,610	63,738	3.37
Mortgage-backed securities	1,766,138	17,395	3.94	2,439,461	23,960	3.93
Tax exempt securities	3,354,101	37,130	4.43	3,515,074	42,249	4.81
Other	2,141,908	19,262	3.60	1,568,962	11,574	2.95

Total investment securities	18,654,411	168,292	3.61	19,087,583	174,625	3.66

Loans: (3)
Commercial	20,485,471	421,743	8.35	11,231,676	193,635	6.99
Mortgage	63,971,667	1,122,228	7.11	48,963,593	749,764	6.21
Installment & other consumer	23,055,101	300,202	5.28	21,574,094	281,510	5.29

Total gross loans	107,512,239	1,844,173	6.96	81,769,363	1,224,909	6.08
Allowance for loan losses	1,071,708			785,668

Total loans, net of allowance	106,440,531	1,844,173	7.03	80,983,695	1,224,909	6.13

Total interest-earning assets(1)	159,935,297	2,403,638	6.10	111,929,166	1,474,101	5.34

Noninterest-bearing cash	3,469,606			2,796,186
Premises and equipment	2,425,755			2,370,085
Other assets	5,685,312			986,845

Total Assets(1)	$171,515,970			$118,082,282

Liabilities and Stockholders’ Equity:
Interest-bearing deposits
Savings	$7,961,853	13,991	0.71%	$11,230,524	12,779	0.46%
Money market and NOW	23,293,375	78,311	1.36	15,981,486	22,328	0.57
Other time deposits	59,367,230	535,750	3.66	41,072,771	308,739	3.05

Total interest-bearing deposits	90,622,458	628,052	2.81	68,284,781	343,846	2.04
Borrowed funds	12,870,032	98,563	3.11	9,837,693	66,940	2.76

Total interest-bearing liabilities	103,492,490	726,615	2.85	78,122,474	410,786	2.13

Non interest-bearing deposits	33,458,604			25,869,206

	136,951,094			103,991,680		1.60
Other liabilities	662,332			564,824
Stockholders’ equity	33,902,544			13,525,778

Total liabilities and stockholders’ equity	$171,515,970			$118,082,282

Net interest spread(1)			3.25%			3.21%

Net interest income(1)		$1,677,023	4.25%		$1,063,315	3.85%

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.
Rate/Volume Variance Analysis

	Three months ended March 31,
	2006 compared to 2005
	Variance due to:
	Total	Rate	Volume
Earning Assets:
Federal funds sold(1)	$319,025	$174,820	$144,205
Interest bearing deposits	(2,419)	(49)	(2,370)
Investment Securities(1)
U.S. Treasury	—	2	(2)
U.S. Agency	(2,337)	(891)	(1,446)
Mortgage-backed securities	(6,565)	50	(6,615)
Tax exempt securities	(5,119)	(3,183)	(1,936)
Other	7,688	3,463	4,225
Loans:
Commercial	228,108	68,613	159,495
Mortgage	372,464	142,655	229,809
Installment & other consumer	18,692	(626)	19,318

Total interest revenue(1)	929,537	384,854	544,683

Interest-bearing liabilities:
Savings	1,212	4,919	(3,707)
Money market and NOW	55,983	45,706	10,277
Other time deposits	227,011	89,427	137,584
Borrowed funds	31,623	10,986	20,637

Total interest expense	315,829	151,038	164,791

Net interest income(1)	$613,708	$233,816	$379,892

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
     Provision for Loan Losses
     Originating loans involves a degree of risk that loan losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. We add back recoveries on loans previously charged off to the allowance.

     The provision for loan losses was $130,000 for the three months ended March 31, 2006, as compared to $50,000 for the three months ended March 31, 2005, an increase of $80,000 or 160%. The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio as well as a change in the composition of the portfolio.
     We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commissions (the “SEC”) SAB No. 102, Loan Loss Allowance Methodology and Documentation; and the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.
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

     Our policies require a review of assets on a regular basis, and we believe that we appropriately classify loans as well as other assets if warranted. We believe that we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that the determination is inherently subjective. Future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy, and new information that becomes available to us. However, there are no assurances that the allowance for loan losses will be sufficient to absorb losses on non-performing assets, or that the allowance will be sufficient to cover losses on non-performing assets in the future.
     The allowance for loan losses represents 0.94% of total loans at March 31, 2006 and 2005. We have no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.
     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2006	2005	2005
Balance, beginning of period	$954,706	$744,862	$744,862

Provision for loan losses	130,000	50,000	204,000

Chargeoffs:
Commercial	(658)	—	—
Mortgage	—	—	—
Installment & other consumer	—	—	(135)

Total chargeoffs	(658)	—	(135)
Recoveries:
Commercial	—	84	2,997
Mortgage	—	32	—
Installment & other consumer	250	—	2,982

Total recoveries	250	116	5,979

Net chargeoffs	(408)	116	5,844

Balance, end of period	$1,084,298	$794,978	$954,706

Allowance for loan losses to gross loans	0.94%	0.94%	0.91%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.000%	0.000%	(0.006%)

     The following table provides a breakdown of the allowance for loan losses.

	Allocation of Allowance for Loan Losses
	March 31,				December 31,
	2006		2005		2005
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & other con.	$7,630	0.68%	$7,123	0.67%	$6,995	0.57%
Boat	149,621	18.84	157,124	25.15	148,045	21.22
Mortgage	593,875	60.95	406,478	59.91	483,245	60.21
Commercial	333,172	19.53	224,253	14.27	316,421	18.00

Total	$1,084,298	100.00%	$794,978	100.00%	$954,706	100.00

     Non-interest Revenue
     Three months ended March 31, 2006 compared to 2005
     Non-interest revenue totaled $251,629 for the three months March 31, 2006, an increase of $105,133 or 71.77% from the first quarter 2005 amount of $146,496. Non-interest revenue for the three months ended March 31, 2006 included primarily fee income from service charges on deposit accounts, credit card fees, ATM fees, letter of credit fees, and other loan fees. For the three months ended March 31, 2006, non-interest revenue also included $124,351 in broker origination fees from the marine division established in February 2005 and $34,142 of earnings on the $3.5 million bank owned life insurance that we purchased on the lives of our executive officers in June 2005. A $27,045 reduction in miscellaneous loan fees and letter of credit fees partially offset the additions from the marine division and the earnings on bank owned life insurance. These reductions occurred because the dollar value of letters of credit that we issued decreased. We collected fewer miscellaneous fees on loans because we originated a lower number of construction loans and performed fewer inspections on properties under construction.
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
     During 2006, we anticipate the marine division will continue to increase income from broker origination fees and we will receive a full year of earnings on the bank owned life insurance. Because we anticipate the residential builders in our customer base will continue to construct new homes at approximately the same level as they did in 2005, we expect construction loan fees will remain stable in 2006. We also believe the demand in the commercial real estate market will remain stable. Therefore, other loan fees should remain constant. Additionally, because of the College Park loan production office and the new Bowie branch (which we anticipate will open in June 2006), we expect that customer relationships will grow. We anticipate this growth will cause an increase in service charges on deposit accounts.

     Non-interest Expense
     Three months ended March 31, 2006 compared to three months ended March 31, 2005
     Non-interest expense was $1.2 million in the first quarter of 2006, which was $415,468 greater than the 2005 level of $790,579. This increase was primarily due to increases in salaries and benefit costs, which amounted to $786,802 in the three months ended March 31, 2006, as compared to $481,308 in the comparable 2005 period. During the past twelve months, we have increased staff to support our growth. We hired a new loan officer for the marine division in February 2005, a new originator in the marine division in April 2005 and one in June 2005, and we hired three new loan officers for the College Park loan production office in August 2005. In January 2006, we added a Vice President to our bank staff and hired a branch manager for the new Bowie branch. These individuals’ annual salary and benefits as well as bonus increases for existing staff, caused the increase in salaries and benefits during the 2006 period. Additionally, in January 2006, we established a salary continuation plan for executive officers that increased benefit expenses by $23,478 and adopted SFAS 123 which increased benefits expense by $36,000.
     Occupancy expenses increased $10,636 or 19.14% in the first quarter of 2006 compared to the first quarter of 2005. This increase was because of the establishment of the College Park loan production office in August 2005 and annual escalation clauses in existing leases.
     Data processing expenses increased $5,915 in the first quarter of 2006 because of an increase in customer relationships and increased usage.
     Other operating expenses increased $88,858 or 45.35% from $195,951 for the three months ended March 31, 2005 to $284,809 for the three months ended March 31, 2006. This was primarily the result of a $36,368 increase in membership fees and business development costs, a $9,935 increase in courier costs, a $4,803 increase in office supplies, the addition of the CDARS expense of $3,752 and the addition of the executive life insurance expense of $3,387 established in June 2005.
     We anticipate that during the remainder of 2006, non-interest expense will continue to increase. In addition to the personnel increases discussed above, we expect to begin hiring staff for the Crofton branch during the third or fourth quarter of 2006. We anticipate we will open this branch during the first quarter of 2007. During the second quarter of 2006, we plan to begin moving the Waldorf main office to Bowie, Maryland and expect to incur expenses related to this move. We also will work to identify and, perhaps, open a new branch location. We will incur a full year of expenses for executive life insurance established in June 2005 and salary continuation plans that were established in January 2006. We expect to offset the effect of these increases with increases in non-interest income that derive from the boat brokerage business, earnings on the bank owned life insurance, and continued increases in interest income through loan growth.
     Income Taxes
     Three months ended March 31, 2006 compared to three months ended March 31, 2005
     Income tax expense was $185,261 (32.58% of pre-tax income) for the three months ended March 31, 2006 as compared to $123,548 (35.26% of pre-tax income) for the comparable 2005 period.
     Net Income
     Three months ended March 31, 2006 compared to three months ended March 31, 2005
     Net income was $383,453 or $0.09 basic and diluted earnings per common share for the three months ended March 31, 2006, an increase of $156,654 or 69.07%, compared to net income of $226,799 for the same period during 2005. The increase in net income was the result of increases in net interest income of $608,702 and non- interest revenue of $105,133, partially offset by increases in non-interest expense of $415,468 and income taxes of $61,713.

Analysis of Financial Condition
     Investment Securities
     Our portfolio consists primarily of U.S. Treasury securities, U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock. The portfolio provides a source of liquidity, collateral for repurchase agreements and a means of diversifying our earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify a significant portion of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. We invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
     The investment portfolio at March 31, 2006 amounted to $16.0 million, a decrease of $83,398, from the December 31, 2005 amount of $16.1 million. Available for sale investment securities decreased to $13.8 million at March 31, 2006 from $13.9 million at December 31, 2005. The decrease in the available for sale investment portfolio occurred because some of these assets matured or were called and we deployed the proceeds into loans. Held to maturity securities remained flat at $2.2 million. The carrying value of available for sale securities included net unrealized losses of $432,541 at March 31, 2006 (reflected as unrealized losses of $265,493 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $414,777 ($254,590 net of taxes) as of December 31, 2005. In general, the increase in unrealized losses was a result of rising interest rates. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
     Investment in Pointer Ridge LLC
     As discussed above, we own 50% of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. On March 31, 2006, Old Line Bancshares, Inc.’s total investment in Pointer Ridge was $837,436.
     In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”), an unrelated party, to construct an approximately 40,000 square foot commercial office building on the property for approximately $4.1 million. Waverly began construction in May 2005 and we anticipate that Waverly will complete construction in May 2006.
     On November 3, 2005, Pointer Ridge entered into a loan agreement with an unrelated bank, pursuant to which the bank agreed to make a construction loan to Pointer Ridge in a principal amount not to exceed $5.8 million to finance construction of the building. Subject to the satisfaction of certain conditions precedent, the bank agreed to convert the construction loan to a permanent loan. The construction loan accrues interest monthly at an annual interest rate equal to one month LIBOR plus 1.85%, is interest only and matures on December 1, 2006, unless it converts to a permanent loan.
     The loan agreement provides that on or before December 1, 2006, subject to the satisfaction of certain conditions precedent, Pointer Ridge may convert the construction loan to either a five-year or ten- year permanent loan. If converted, Pointer Ridge will repay the principal amount of the permanent loan in 60 or 120 consecutive level monthly installments, as applicable, with a balloon payment of principal on the maturity date. Payments of principal will be based on a 25-year amortization. The interest rate will not change upon conversion.

     Pursuant to the terms of a guaranty between the bank and Old Line Bancshares, Inc. dated November 3, 2005, Old Line Bancshares, Inc. has guaranteed the construction of the building in accordance with the terms of the loan agreement and has guaranteed the payment of up to 50% of all costs and expenses incurred in completing the construction of the building. At March 31, 2006, Pointer Ridge had borrowed $3.0 million under the loan agreement.
     Specifically, if Pointer Ridge (a) fails to complete the building free of liens except permitted liens, by the completion date, and in accordance with the plans and specifications and all applicable material laws, rules, regulations and requirements, or (b) fails to keep the property free from all liens and claims except those permitted by the loan documents, then provided that the bank continues to advance sums under the loan agreement, Old Line Bancshares will become primarily liable for the construction of the building in accordance with the terms of the loan agreement and for the payment of up to 50% of all costs and expenses incurred in completing the construction of the building.
     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of our loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $10.1 million or 9.69% to $114.3 million at March 31, 2006 from $104.2 million at December 31, 2005. Commercial business loans increased by $3.6 million (19.05%), commercial real estate loans (generally owner-occupied) increased by $6.4 million (13.20%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $462,000 (4.73%), real estate construction loans increased by $178,000 (3.69%) and installment loans decreased by $375,000 (1.64%) from their respective balances at December 31, 2005.
     During the fourth quarter of 2005 and the first quarter of 2006, we began to see loan and deposit growth generated from the team of lenders we hired for the College Park loan production office in August 2005. We anticipate that these individuals, as well as the remainder of our staff, will continue to focus their efforts on business development in 2006 and continue to grow the loan portfolio. The October 2005 capital offering increased our legal lending limit to $4.5 million effective January 2006. At March 31, 2006 it was $5.3 million. We expect that this increased limit will also allow us to originate and retain loans with a higher dollar value.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	March 31,		December 31,
	2006		2005
Real Estate
Commercial	$54,915	47.71%	$48,530	46.29%
Construction	5,001	4.35	4,823	4.60
Residential	10,229	8.89	9,767	9.32
Commercial	22,473	19.53	18,871	18.00
Installment & other consumer	22,467	19.52	22,842	21.79

	115,085	100.00%	104,833	100.00%

Allowance for loan losses	(1,084)		(955)
Net deferred loan (fees) and costs	331		371

	$114,332		$104,249

     Asset Quality
     Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. There were no loans 90 days or more past due or non-accrual loans as of March 31, 2006 or December 31, 2005.
     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2006 and December 31, 2005, we held no real estate acquired as a result of foreclosure.
     We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. We write off impaired loans when collection of the loan is doubtful. As of March 31, 2006 and December 31, 2005, we had no impaired or restructured loans.
     Bank owned life insurance
     In June 2005, we purchased $3.3 million of “Bank Owned Life Insurance” (“BOLI”) on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. We anticipate funding our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executives from earnings derived from the BOLI. During the first quarter of 2005, the cash surrender value of the insurance policies increased $30,775.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At March 31, 2006, the deposit portfolio had grown to $139.5 million, a $19.8 million or 16.54% increase over the December 31, 2005 level of $119.7 million. We have seen growth in several key categories over the period. Non-interest bearing deposits grew $5.2 million during the period to $35.6 million from $30.4 million due to new and expanded commercial relationships. Interest-bearing deposits grew $14.7 million to $104.0 million from $89.3 million. A portion of the growth in interest-bearing deposits was in other time deposits (primarily, certificates of deposit), which increased from $55.8 million at December 31, 2005 to $63.9 million at March 31, 2006. Other time deposits grew due to increased customer relationships and the introduction of the CDARS product in February 2006. Money market and NOW accounts grew $6.5 million from $25.3 million at December 31, 2005 to $31.8 million at March 31, 2006 while savings accounts increased by $100,000 to $8.3 million at March 31, 2006 from $8.2 million at December 31, 2005. The money market and NOW accounts grew because of the transfer of funds from savings accounts to money market and NOW accounts as well as because of increased customer relationships.

     Historically, as a general practice, we have not purchased brokered deposits. As discussed above, however, in February 2006, we began using brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. As of March 31, 2006, we had $3.0 million in CDARS. We expect that we will continue to grow brokered deposits in 2006 with this product.
     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $15.5 million as of March 31, 2006. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta that totaled $42.7 million at March 31, 2006 and December 31, 2005. Of this, we had borrowed $4 million and $6 million at March 31, 2006 and December 31, 2005, respectively, as outlined below.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers and federal funds purchased. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At December 31, 2005, Old Line Bank had $9.3 million outstanding in these short term promissory notes with an interest rate of 2.02%. At March 31, 2006, Old Line Bank had $10.5 million outstanding with an interest rate of 2.65%.
     At December 31, 2005, long term borrowings were comprised of advances from the Federal Home Loan Bank of Atlanta totaling $6 million. Old Line Bank borrowed $4.0 million of the $6.0 million in January 2001, currently pays interest only at 4.80%, and must repay the $4.0 million in January 2011. Interest is payable January 3, April 3, July 3, and October 3 of each year. The FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate on any future payment date.
     In March 2004, Old Line Bank borrowed an additional $2 million from the Federal Home Loan Bank. Old Line Bank pays interest only, currently at 1.79%, and must repay the $2.0 million in March 2009. Interest is payable March 17, June 17, September 17 and December 17, of each year. The FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate on any future payment date.
     In March 2006, the Federal Home Loan Bank increased the interest rate on the $2 million borrowing and offered Old Line Bank the option to prepay the facility. Old Line Bank paid the $2 million borrowing and borrowings to the Federal Home Loan Bank at March 31, 2006 were $4 million.
     If the LIBOR rate continues to rise, we anticipate that the Federal Home Loan Bank will increase the rate on the $4 million borrowings in July or October of 2006 and provide us the option to prepay the facility without penalty. Unless the Federal Home Loan Bank provides this option, Old Line Bank cannot prepay this loan prior to maturity without incurring a significant prepayment penalty.

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
     The Asset and Liability Committee establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a bank’s earnings resulting from movements in market interest rates. Management monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Monthly financial reports supply management with information to evaluate and manage rate sensitivity and adherence to policy. Old Line Bank’s asset/liability policy’s goal is to manage assets and liabilities in a manner that stabilizes net interest income and net economic value within a broad range of interest rate environments. Management adjusts the mix of assets and liabilities periodically in an effort to achieve dependable, steady growth in net interest income regardless of the behavior of interest rates in general.
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
     Old Line Bank currently has a positive gap over the short term, which suggests that the net yield on interest earning assets may increase during periods of rising interest rates. However, a simple interest rate “gap” analysis by itself may not accurately indicate how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest-earning assets and costs associated with interest-bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rate, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $15.5 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include cash from the investment and loan portfolios.
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of March 31, 2006 we had $3.9 million in cash and due from banks, and $44.8 million in federal funds sold and other overnight investments. At March 31, 2006, our investment in federal funds remained significantly higher than prior periods because of the $19.2 million in net proceeds received from the capital offering in October 2005. As we continue to deploy these proceeds into loans, we anticipate these balances will decline.

     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
     Capital
     Our stockholders’ equity amounted to $33.8 million at March 31, 2006 and $33.5 million at December 31, 2005. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the period because of net income of $383,453, plus the $36,016 adjustment for stock based compensation awards less the $106,222 in dividends paid in March, and the $10,903 of unrealized losses in available for sale securities.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
     Old Line Bancshares, Inc. is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily may include commitments to extend credit, lines of credit and standby letters of credit. Old Line Bancshares, Inc. uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on Old Line Bancshares, Inc. In addition, Old Line Bancshares, Inc. has operating lease obligations.
     Old Line Bancshares, Inc.’s guaranty obligation made in connection with Pointer Ridge’s construction loan also creates off-balance sheet risk, as further described in “Investment in Pointer Ridge”.
     Outstanding loan commitments and lines and letters of credit at March 31, 2006 and December 31, 2005 are as follows (000’s):

	March 31,	December 31,
	2006	2005

Commitments to extend credit and available credit lines:
Commercial	$6,623	$5,225
Real estate-undisbursed development and construction	12,194	13,921
Real estate-undisbursed home equity lines of credit	4,780	4,886

	$23,597	$24,032

Standby letters of credit	$1,666	$1,807

     We are not aware of any loss we would incur by funding our commitments or lines of credit. Commitments for real estate development and construction, which totaled $12.1 million, or 51.27% of the $23.6 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.

	Three months ended March 31, 2006
	Federal Funds	Investment	Interest	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$381,333	$154,218	$2,379,747	$1,653,132
Tax equivalent adjustment	9,817	14,074	23,891	23,891

Tax equivalent interest income	$391,150	$168,292	$2,403,638	$1,677,023

GAAP interest yield	4.44%	3.31%	6.04%	4.19%	3.19%
Taxable equivalent adjustment	0.11%	0.30%	0.06%	0.06%	0.06%

Tax equivalent interest yield	4.55%	3.61%	6.10%	4.25%	3.25%

	Three months ended March 31, 2005
	Federal Funds	Investment	Interest	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$71,381	$156,484	$1,455,216	$1,044,430
Tax equivalent adjustment	744	18,141	18,885	18,885

Tax equivalent interest income	$72,125	$174,625	$1,474,101	$1,063,315

GAAP interest yield	2.49%	3.28%	5.27%	3.78%	3.14%
Taxable equivalent adjustment	0.03%	0.38%	0.07%	0.07%	0.07%

Tax equivalent interest yield	2.52%	3.66%	5.34%	3.85%	3.21%

Impact of Inflation and Changing Prices
     The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
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
     Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see “Provision for Loan Losses”.
Information Regarding Forward-Looking Statements
     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Old Line Bancshares, Inc.’s beliefs, assumptions and on information available to Old Line Bancshares, Inc. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others, those discussed in this report; the ability of Old Line Bancshares, Inc. to retain key personnel; the ability of Old Line Bancshares, Inc. to successfully implement its growth and expansion strategy; risk of loan losses; risks associated with the marine brokerage division; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares, Inc.; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, Inc.; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares, Inc.’s lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge Office Investment, LLC; and changes in economic, competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares, Inc. specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
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

Item 3. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-QSB, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of March 31, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(d) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     None

Item 3.	Defaults Upon Senior Securities.
     Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders.
     None

Item 5.	Other Information.
     Not applicable.

Item 6.	Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer .

32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.
Date: May 3, 2006	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

Date: May 3, 2006	By:	/s/ Christine M. Rush
Christine M. Rush, Chief Financial Officer
(Principal Accounting and Financial Officer)