Form 10QSB
period 2006-06-30
OLD LINE BANCSHARES INC
filed 2006-08-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

Commission file number: 000-50345

Old Line Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

Maryland	20-0154352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1525 Pointer Ridge Place, Bowie, Maryland 20716
Address of principal executive offices

(301) 430-2500
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 7, 2006, 4,250,098.5 shares of the issuer’s Common Stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ____ No X

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

Old Line Bancshares, Inc. & Subsidiary Consolidated Balance Sheets

Assets
	June 30, 2006	December 31, 2005

	(Unaudited)
Cash and due from banks	$5,816,308	$4,387,676
Federal funds sold	28,292,642	35,573,704
Total cash and cash equivalents	34,108,950	39,961,380
Investment securities available for sale	13,655,640	13,926,111
Investment securities held to maturity	2,802,792	2,203,445
Loans, less allowance for loan losses	130,339,151	104,249,383
Restricted equity securities at cost	1,530,550	1,102,750
Investment in real estate, LLC	-	837,436
Bank premises and equipment	9,631,299	2,436,652
Accrued interest receivable	610,121	504,299
Deferred income taxes	272,622	200,663
Bank owned life insurance	3,390,580	3,324,660
Other assets	201,625	281,045
	$196,543,330	$169,027,824

Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing	$36,200,947	$30,417,858
Interest bearing	97,624,852	89,253,741
Total deposits	133,825,799	119,671,599
Short-term borrowings	18,005,160	9,292,506
Long-term borrowings	8,950,076	6,000,000
Accrued interest payable	400,398	336,868
Income tax payable	120,375	86,151
Other liabilities	345,688	124,873
	161,647,496	135,511,997

Minority interest	837,190	-

Stockholders' equity
Common stock, par value $0.01 per share, authorized 15,000,000 shares in 2006 and 5,000,000 shares in 2005; issued and outstanding 4,250,098.5 in 2006 and 4,248,898.5 in 2005	42,501	42,489
Additional paid-in capital	31,805,555	31,735,627
Retained earnings	2,548,770	1,992,301
	34,396,826	33,770,417
Accumulated other comprehensive income	(338,182)	(254,590)
	34,058,644	33,515,827
	$196,543,330	$169,027,824
See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005
Interest revenue
Loans, including fees	$2,106,543	$1,354,841	$3,950,716	$2,588,137
U.S. Treasury securities	31,764	31,764	63,339	63,339
U.S. government agency securities	58,813	58,570	117,377	119,363
Mortgage backed securities	16,674	22,009	34,069	45,969
Tax exempt securities	28,315	28,825	56,092	57,668
Federal funds sold	380,634	109,608	761,967	180,989
Other	19,817	11,072	38,747	24,827
Total interest revenue	2,642,560	1,616,689	5,022,307	3,080,292

Interest expense
Deposits	722,063	395,349	1,350,115	739,195
Borrowed funds	130,378	75,571	228,941	142,511
Total interest expense	852,441	470,920	1,579,056	881,706
Net interest income	1,790,119	1,145,769	3,443,251	2,198,586
Provision for loan losses	140,000	75,000	270,000	125,000
Net interest income after provision for loan losses	1,650,119	1,070,769	3,173,251	2,073,586

Non-interest revenue
Service charges on deposit accounts	71,047	60,751	128,354	117,503
Marine division broker origination fees	67,432	25,057	191,783	25,057
Other fees and commissions	73,106	38,801	143,569	120,158
Total non-interest revenue	211,585	124,609	463,706	262,718

Non-interest expenses
Salaries	668,205	421,373	1,274,811	830,010
Employee benefits	165,577	74,985	345,773	147,656
Occupancy	64,510	53,400	130,727	108,981
Equipment	33,752	26,950	64,610	53,243
Data processing	37,347	31,637	74,708	63,083
Other operating	286,012	209,598	571,313	405,549
Total non-interest expenses	1,255,403	817,943	2,461,942	1,608,522
Minority interest	246	-	246	-
Income before income taxes	606,547	377,435	1,175,261	727,782
Income taxes	199,805	134,750	385,066	258,298
Net Income	$406,742	$242,685	$790,195	$469,484

Basic earnings per common share	$0.10	$0.11	$0.19	$0.22
Diluted earnings per common share	$0.10	$0.11	$0.19	$0.22

See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income (loss)	income
Balance, December 31, 2005	4,248,898.5	$42,489	$31,735,627	$1,992,301	$(254,590)
Capital Offering (2005)	-	-	(1,891)	-	-
Net income	-	-	-	790,195	-	$790,195
Unrealized (loss) on securities available
for sale, net of income taxes of $52,596	-	-	-	-	(83,592)	(83,592)
Comprehensive income						$706,603
Stock based compensation awards	-	-	59,032	-	-
Cash dividend $0.055 per share	-	-	-	(233,726)	-
Stock options exercised, including tax benefit of $1,008	1,200	12	12,787	-	-
Balance, June 30, 2006	4,250,098.5	$42,501	$31,805,555	$2,548,770	$(338,182)

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities
Interest received	$5,019,416	$2,983,285
Fees and commissions received	397,786	262,718
Interest paid	(1,515,526)	(810,830)
Cash paid to suppliers and employees	(2,025,486)	(1,505,344)
Income taxes paid	(369,197)	(424,799)
	1,506,993	505,030

Cash flows from investing activities
Purchase of investment securities
Held to maturity	(599,758)	-
Proceeds from disposal of investment securities
Available for sale at maturity or call	133,342	904,964
Loans made, net of principal collected	(26,461,347)	(9,855,285)
Purchase of equity securities	(427,800)	(47,800)
Investment in bank owned life insurance (BOLI)	-	(3,250,000)
Investment/consolidation of real estate, LLC	1,674,380	-
Redemption of certificates of deposit	-	300,000
Purchase of premises and equipment and software	(7,271,344)	(113,656)
	(32,952,527)	(12,061,777)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	10,877,473	8,035,628
Other deposits	3,276,727	8,991,199
Net change in borrowed funds	11,662,730	4,239,783
Proceeds from stock options exercised	11,791	59,235
Proceeds from (costs of) stock offering	(1,891)	-
Dividends paid	(233,726)	(105,158)
	25,593,104	21,220,687

Net increase (decrease) in cash and cash equivalents	(5,852,430)	9,663,940

Cash and cash equivalents at beginning of period	39,961,380	9,320,643
Cash and cash equivalents at end of period	$34,108,950	$18,984,583

See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Six months ended
	June 30,
	2006	2005

Reconciliation of net income to net cash
provided by operating activities
Net income	$790,195	$469,484

Adjustments to reconcile net income to net
cash provided by operating actitivities
Depreciation and amortization	85,572	73,942
Provision for loan losses	270,000	125,000
Change in deferred loan fees net of costs	101,579	(47,237)
Amortization of premiums and discounts	1,352	2,861
Deferred income taxes	(19,363)	(23,286)
Stock based compensation awards	59,032	-
Increase (decrease) in
Accrued interest payable	63,530	70,876
Other liabilities	256,047	(99,819)
Decrease (increase) in
Accrued interest receivable	(105,822)	(52,631)
Bank owned life insurance	(65,920)	-
Other assets	70,791	(14,224)
	$1,506,993	$504,966

See accompanying notes to consolidated financial statements

OLD LINE BANCSHARES, INC. & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. GENERAL

Organization

Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of Old Line Bank. Old Line Bancshares also has an approximately $837,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares owns 50% of Pointer Ridge. As required under FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN46R”), in June 2006, we reconsidered our investment in Pointer Ridge and determined that Pointer Ridge is a variable interest entity and Old Line Bancshares is the primary beneficiary. Therefore, in June 2006, we consolidated the results and financial position of Pointer Ridge with Old Line Bancshares. Prior to that time, we accounted for our investment in Pointer Ridge as an equity investment.

Basis of Presentation

The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc., its wholly owned subsidiary, Old Line Bank and its 50% minority ownership interest in Pointer Ridge. All significant intercompany transactions and balances have been eliminated in consolidation.

The foregoing consolidated financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period have been included. The balances as of December 31, 2005 were derived from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares, Inc.’s Form 10-KSB for the year ended December 31, 2005. There have been no significant changes to the Company’s accounting policies as disclosed in the Form 10-KSB other than the consolidation of Pointer Ridge as discussed above.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average number of shares	4,249,478.72	2,144,042.92	4,249,190.21	2,140,149.29
Dilutive average number of shares	19,676.00	27,772.00	21,811.00	31,454.00

5. STOCK-BASED COMPENSATION

Old Line Bancshares, Inc. accounts for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, Old Line Bancshares, Inc. adopted Statement of Financial Accounting Standards (SFAS) 123R, Share Based Payment, under the modified prospective method. Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an employee is required to provide service in exchange for such award. For the six months ended June 30, 2006, we recorded stock-based compensation expense of approximately $59,000. For the three months ended June 30, 2006, we recorded stock-based compensation expense of approximately $37,000.

There were no tax benefits associated with this expense. Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the three or six months ended June 30, 2006.

Prior to the implementation of SFAS 123R, we applied APB No. 25 in accounting for stock options. Accordingly, we did not recognize compensation expense in periods prior to the first quarter of 2006 for stock options granted. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) was issued in October, 1995 to establish accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 required measurement of compensation expense provided by stock-based plans using a fair value based method of accounting, and recognition of compensation expense in the statement of income or disclosure in the notes to the financial statements.

A summary of the status of the outstanding options follows:

	Number of Shares	Weighted Average exercise price
Outstanding, beginning of year	172,620	$8.60
Options granted	-	-
Options exercised	(1,200)	9.83
Options expired	-	-
Outstanding, June 30, 2006	171,420	$8.60

Exercisable & weighted average price	115,047	$7.77

Had we determined compensation expense and recorded it in our income statement in accordance with the provisions of SFAS No. 123R, it would have reduced our net income and earnings per share to the following pro forma amounts in June 2005:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income
As reported	$242,685	$469,484
Stock -based employee compensation expense	(3,283)	(6,566)
Income tax benefit of employee compensation expense	1,268	2,536
Pro forma	$240,670	$465,454
Basic earnings per share
As reported	$0.11	$0.22
Pro forma	0.11	0.22
Diluted earnings per share
As reported	$0.11	$0.22
Pro forma	0.11	0.21

6. RECENT ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact FIN No. 48 will have on our consolidated results of operations and financial position. We anticipate it will not have a material impact on our consolidated results of operations or financial position.

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The standard requires initial measurement of all newly-purchased or issued separately recognized servicing assets and servicing liabilities at fair value, if practicable. Subsequent measurements may be made using either the fair value or amortization method. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with early adoption permitted in the quarter ended March 31, 2006. We do not anticipate this statement will have a material effect on our consolidated results of operations or financial position.

On February 16, 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not anticipate this statement will have a material effect on our consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis

Introduction

Some of the matters discussed below include forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. Our actual results and the actual outcome of our expectations and strategies could be different from those anticipated or estimated for the reasons discussed below and under the heading “Information Regarding Forward Looking Statements.”

Overview

Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.

Our primary business is to own all of the capital stock of Old Line Bank. We also have an $837,190 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and has completed the construction of a commercial office building containing approximately 40,000 square feet. On July 10, 2006, we began leasing approximately 50% of this building for our main office (moving our existing main office from Waldorf, Maryland) and operating a branch of Old Line Bank from this address. As required under FIN46R, in June 2006, we reconsidered our investment in Pointer Ridge and determined that Pointer Ridge is a variable interest entity and that Old Line Bancshares is the primary beneficiary. We therefore consolidated the results and financial position of Pointer Ridge with Old Line Bancshares in June 2006.

Summary of Recent Performance and Other Activities

We are pleased to report that the three and six month periods ended June 30, 2006 were, we believe, productive and successful periods as we worked to effectively and profitably use the $19.2 million in proceeds received from the stock offering in October 2005. In addition to meeting many of our financial objectives for the three and six month periods, we made progress in several key areas that we believe will allow us to continue to grow and maximize shareholder value.

•	On July 10, 2006, we moved to our new headquarters location in Bowie, Maryland.
•	In July, we opened our fifth branch location in Bowie, Maryland.
•
While our staff and Board of Directors continued to develop and establish significant customer relationships, the College Park loan production office continued to make a significant contribution to our loan and deposit growth.

•
The marine division remained profitable on a year to date basis, providing an approximately $15,000 positive impact on income before taxes, and continued to expand its geographic market focus. We anticipate this division will have a modest, positive impact on net income for the year.

During the six month period ended June 30, 2006, total loans, net of allowance, grew $26.1 million to $130.3 million, as compared to $104.2 million at December 31, 2005, representing an increase of 25.04%. The allowance for loan losses was $1.2 million or 0.93% of loans at June 30, 2006, compared to $954,706 or 0.91% of loans at December 31, 2005. We ended the quarter with no loans 90 days past due or non-performing. The deposit portfolio grew to $133.8 million, a $14.1 million or 11.78% increase from December 31, 2005.

In the first quarter of 2006, we adopted Statement of Financial Accounting Standards 123R, Share Based Payment, under the modified prospective method. Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an employee is required to provide service in exchange for such award. For the three months ended June 30, 2006, we recorded stock-based compensation expense of approximately $37,000 and we recorded approximately $59,000 of stock-based compensation expense for the six month period ended June 30, 2006.

The following outlines the highlights of our financial performance for the three month period ended
June 30, 2006 compared to the three month period June 30, 2005.

Three months ended June 30,	2006	2005	$ Change	% Change

Income Statement Data (000's):
Net income	$407	$243	$164	67.49%
Interest revenue	2,643	1,617	1,026	63.45%
Interest expense	852	471	381	80.89%
Net interest income after provision for loan losses	1,650	1,071	579	54.06%
Non-interest revenue	212	125	87	69.60%
Non-interest expense	1,255	818	437	53.42%
Earnings Per Share
Earnings per share, basic	0.10	0.11	(0.01)	(9.09%)
Earnings per share, diluted	0.10	0.11	(0.01)	(9.09%)

The following outlines the highlights of our financial performance for the six month period ended
June 30, 2006 compared to the six month period ended June 30, 2005.

Six months ended June 30,	2006	2005	Change	% Change

Income Statement Data (000's):
Net income	$790	$469	$321	68.44%
Interest revenue	5,022	3,080	1,942	63.05%
Interest expense	1,579	882	697	79.02%
Net interest income after provision for loan losses	3,173	2,074	1,099	52.99%
Non-interest revenue	464	263	201	76.43%
Non-interest expense	2,462	1,609	853	53.01%
Average interest earning assets	163,904	116,125	47,779	41.14%
Average gross loans	113,382	84,548	28,834	34.10%
Average interest bearing deposits	92,769	71,381	21,388	29.96%
Average non interest bearing deposits	34,291	26,499	7,792	29.40%
Interest Margin(1)	4.30%	3.88%
Return on average equity	4.68%	6.94%
Earnings Per Share
Earnings per share, basic	$0.19	$0.22	(0.03)	(13.64%)
Earnings per share, diluted	0.19	0.22	(0.03)	(13.64%)
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

Bank Owned Life Insurance

On January 3, 2006, we entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements with Mr. Cornelsen, Mr. Burnett and Ms. Rush and started accruing for a related annual expense. Under these agreements, and in accordance with the conditions specified therein, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen — $131,607; Mr. Burnett — $23,177; and Ms. Rush — $56,658. Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen— $717,558; Mr. Burnett — $410,556 and Ms. Rush — $827,976. Old Line Bank has funded these obligations through the purchase of Bank Owned Life Insurance.

We designed these agreements to provide Mr. Cornelsen, Mr. Burnett and Ms. Rush supplemental retirement benefits to the benefits received from their 401(k) plan and to retain these individuals and reward them for their contribution to the development and management of the Company.

Non-interest expense from these agreements during the three and six months ended June 30, 2006 was $23,469 and $46,956, respectively.

 Public Offering

On October 21, 2005, we closed our public offering in which we sold 2,096,538 shares of common stock at a per share purchase price of $9.75. Our proceeds, after underwriters’ commissions and expenses, were $19.2 million. We used substantially all of the net offering proceeds to provide additional capital to Old Line Bank to support its growth and expansion. The additional capital increased Old Line Bank’s legal lending limit to approximately $4.2 million. During the first six months of 2006, we began to deploy these funds into new loans. We invested the remainder in liquid assets, specifically federal funds. While the additional capital has had and should continue to positively impact interest revenue and net interest income, we anticipate the increase in the number of shares will cause a negative impact on earnings per share until we can deploy these proceeds into loans.

Growth Strategy

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.

Expansion

We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. We are planning to expand in Prince George's County and Anne Arundel County, Maryland, and may expand in Charles County and contiguous northern and western counties, such as Montgomery County and Howard County, Maryland.

As outlined previously, Old Line Bancshares, Inc. owns a 50% equity investment in Pointer Ridge Office Investment, LLC. In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”), an unrelated party, to begin construction of an approximately 40,000 square foot commercial office building at the property at a cost of Four Million One Hundred Eight Thousand Dollars ($4,108,000). Waverly completed construction of the building and we moved to our new headquarters in July 2006.

In August 2004, we announced plans to open a branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton, Maryland approximately 10 miles north of Pointer Ridge, the new Bowie, Maryland office. We planned to open that branch in the fourth quarter of 2005 or the first quarter of 2006. However, the owner of the property experienced engineering delays related to the construction of the facility that delayed Anne Arundel County’s issuance of a building permit. The owner has received a building permit from Anne Arundel County. We expect the owner to begin construction in the third or fourth quarter of 2006 and we expect the branch to open in the first quarter of 2007.

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

Because of the new branches and the move of our headquarters to Bowie, we anticipate salary and benefit expenses and other operating expenses will increase. We anticipate that, over time, income generated from the new branches will offset any increase in expenses.

Expansion of Commercial, Construction and Commercial Real Estate Lending

In August 2005, we added a team of three experienced, highly skilled loan officers to our staff. Each of these individuals has over 25 years of commercial banking experience and they were employed by a large southeastern regional bank with offices in the suburban Maryland market prior to joining us. These individuals have worked in our market area for approximately 18 years, have worked together as a team for over 14 years and have a history of successfully generating a high volume of commercial, construction and commercial real estate loans. This team operates from our College Park, Maryland loan production office.

The addition of these individuals has caused an increase in salary and benefit expenses and an increase in rent expense. During the fourth quarter of 2005 and the first six months of 2006, these individuals developed and established several new customer relationships for us that had a positive impact on deposit and loan growth. Because of their efforts, we anticipate that we will experience continued improvement in loan growth during the remainder of 2006 and beyond. The additional capital from the offering should allow us to leverage our balance sheet to support the anticipated loan growth originated by these new hires.

Old Line Marine Division

In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a recreational boat loan broker and to originate loans for Old Line Bank. We hired a veteran in the marine lending industry with over 27 years of experience to head this division, in addition to two brokers with prior experience in the boat industry. The primary loan origination location for this division is Annapolis, Maryland. We also service the Norfolk, Virginia market. During the first six months of 2006, we hired an additional broker to service the North Carolina and South Carolina markets. Prior to joining us, each of these individuals operated as brokers in these markets. We conduct secondary market activity in our marine division as a broker and we earn a fee. In addition to increasing our non-interest income, we expect to capitalize on our relationships with high net worth individuals through loans we make through this division. We anticipate this division will have a modest, positive impact on net income for the year.

Other Opportunities

We continually evaluate new products and services that may enhance the services we provide our customers. In February 2006, we began accepting brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network.

Results of Operations

Net Interest Income

Net interest income is the difference between income on interest earning assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments, and federal funds sold. Interest-bearing deposits and other borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net interest income after provision for loan losses for the three months ended June 30, 2006 increased $579,350 or 54.11% to $1.7 million from $1.1 million for the same period in 2005. The increase was primarily attributable to an increase in total average interest earning assets. The proceeds from the capital offering together with loan growth caused the increase in average interest earning assets.

Interest revenue increased from $1.6 million for the three months ended June 30, 2005 to $2.6 million for the same period in 2006. Interest expense for all interest bearing liabilities amounted to $852,441 for the three months ended June 30, 2006 versus $470,920 for the three months ended June 30, 2005. These changes were the result of normal business growth and a 50 basis point increase in the prime rate during the period from 7.75% on April 1, 2006 to 8.25% on June 30, 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net interest income after provision for loan losses for the six months ended June 30, 2006 amounted to $3.2 million, which was $1.1 million or 52.38% greater than the 2005 level of $2.1 million. The increase was primarily attributable to a 41.17% or $47.8 million increase in total average interest earning assets to $163.9 million for the six months ended June 30, 2006 from $116.1 million for the six months ended June 30, 2005. The proceeds from the capital offering together with loan growth caused the increase in average interest earning assets.

Interest revenue increased from $3.1 million for the six months ended June 30, 2005 to $5.0 million for the six months ended June 30, 2006. Interest expense for all interest bearing liabilities amounted to $1.6 million in the first six months of 2006, which was $697,350 higher than the first six month 2005 level of $881,706. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of substantial increases in earning assets and increasing market interest rates. The increase in earning assets was directly attributable to the increased legal lending limit, the addition of the three new loan officers in the College Park loan production office and increased business development efforts.

Our net interest margin was 4.32% for the six months ended June 30, 2006, as compared to 3.88% for the six months ended June 30, 2005. The increase in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 86 basis points from 5.42% in 2005 to 6.28% in 2006, and average interest-earning assets grew by $46.9 million. A 72 basis point increase of the yield on average interest-bearing liabilities from 2.17% in 2005 to 2.89% in 2006, and a $28.0 million increase in interest bearing liabilities partially offset these improvements.

The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2006, the prime rate was 7.25%. By June 30, 2006, it had increased to 8.25%. On January 1, 2005, it was 5.25% and on June 30, 2005 it was 6.25%.

These increased interest rates allowed us to earn a 202 basis point higher average yield on our federal funds and an 87 basis point higher average yield on our loan portfolio. The increased market interest rates and the introduction of the CDARS product in February 2006 caused the cost of average interest bearing liabilities to increase 72 basis points during the period. We expect further improvement in our net interest margin during the balance of 2006 because of anticipated increases in the federal funds and prime rates and because we expect the volume of and rates on loans to grow at a faster rate than the volume of and rates on interest bearing liabilities. We will offer promotional campaigns to attract deposits throughout the year or seek brokered deposits if required to maintain an acceptable loan to deposit ratio.

Because of the addition of the three new loan officers in the College Park loan production office, increased recognition in the Prince George’s County market and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2006. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our net interest income, although there is no assurance that this will be the case.

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

Average Balances, Interest, and Yields

	For the Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets:
Federal funds sold(1)	$32,982,867	$781,907	4.78%	$13,370,288	$183,003	2.76%
Interest-bearing deposits	3,536	23	1.30	115,470	2,124	3.71
Investment Securities (1) (2)
U.S. Treasury	4,000,251	66,407	3.35	4,000,450	66,407	3.35
U.S. Agency	7,398,297	123,062	3.35	7,475,004	125,145	3.38
Mortgage-backed securities	1,733,894	34,069	3.96	2,346,376	45,969	3.95
Tax exempt securities	3,382,629	79,282	4.73	3,514,248	84,485	4.85
Other	1,327,265	39,436	5.99	1,570,276	23,251	2.99
Total investment securities	17,842,336	342,256	3.87	18,906,354	345,257	3.68

Loans: (3)
Commercial	22,697,353	937,335	8.33	11,961,409	424,702	7.16
Mortgage	68,095,417	2,428,314	7.19	50,693,693	1,595,463	6.35
Installment & other consumer	22,589,417	585,067	5.22	21,892,481	567,972	5.23
Total gross loans	113,382,187	3,950,716	7.03	84,547,583	2,588,137	6.17
Allowance for loan losses	1,142,108			815,014
Total loans, net of allowance	112,240,079	3,950,716	7.10	83,732,569	2,588,137	6.23
Total interest-earning assets(1)	163,068,818	5,074,902	6.28	116,124,681	3,118,521	5.42
Non-interest-bearing cash	3,904,316			2,920,219
Premises and equipment	7,347,990			2,378,415
Other assets	5,661,513			1,187,000
Total Assets	$179,982,637			$122,610,315

Liabilities and Stockholders' Equity:
Interest-bearing deposits
Savings	$8,149,794	29,197	0.72%	$10,199,443	24,117	0.48%
Money market and NOW	22,218,212	149,533	1.36	18,892,714	58,426	0.62
Other time deposits	62,401,003	1,171,385	3.79	42,289,229	656,652	3.13
Total interest-bearing deposits	92,769,009	1,350,115	2.93	71,381,386	739,195	2.09
Borrowed funds	17,266,332	228,941	2.67	10,580,445	142,511	2.72
Total interest-bearing liabilities	110,035,341	1,579,056	2.89	81,961,831	881,706	2.17
Non interest-bearing deposits	34,291,269			26,498,670
	144,326,610			108,460,501
Other liabilities	750,107			510,334
Minority interest	837,887			-
Stockholders' equity	34,068,033			13,639,480
Total liabilities and stockholders' equity	$179,982,637			$122,610,315
Net interest spread(1)			3.39%			3.25%
Net interest income(1)		$3,495,846	4.32%		$2,236,815	3.88%

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.
(3)	We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. We report the change in interest income due to both volume and rate with the rate variance.

Rate/Volume Variance Analysis

	Six months ended June 30,
	2006 compared to 2005
	Variance due to:
	Total	Rate	Volume
Earning Assets:
Federal funds sold(1)	$598,904	$330,475	$268,429
Interest bearing deposits	(2,101)	(42)	(2,059)
Investment Securities(1)
U.S. Treasury	-	3	(3)
U.S. Agency	(2,083)	(799)	(1,284)
Mortgage-backed securities	(11,900)	109	(12,009)
Tax exempt securities	(5,203)	(2,040)	(3,163)
Other	16,185	30,837	(14,652)
Loans:
Commercial	512,633	131,445	381,188
Mortgage	832,851	284,888	547,963
Installment & other consumer	17,095	(980)	18,075
Total interest revenue(1)	1,956,381	773,896	1,182,485

Interest-bearing liabilities:
Savings	5,080	9,958	(4,878)
Money market and NOW	91,107	80,883	10,224
Other time deposits	514,733	202,571	312,162
Borrowed funds	86,430	(3,751)	90,181
Total interest expense	697,350	289,661	407,689

Net interest income(1)	$1,259,031	$484,235	$774,796

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

The provision for loan losses increased $65,000 or 86.67% to $140,000 for the three months ended June 30, 2006 versus $75,000 for the three months ended June 30, 2005. During the quarter, we increased the provision for loan losses due to growth in real estate and construction loans.

The provision for loan losses was $270,000 for the six months ended June 30, 2006, as compared to $125,000 for the six months ended June 30, 2005, an increase of $145,000 or 116%. The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio as well as a change in the composition of the portfolio.

We review the adequacy of the allowance for loan losses at least quarterly. Our review includes an evaluation of impaired loans as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s (the “SEC”) SAB No. 102, Loan Loss Allowance Methodology and Documentation; and the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.

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

The allowance for loan losses represents 0.93% of total loans at June 30, 2006, 0.91% at December 31, 2005 and 0.95% at June 30, 2005. We have no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.

The following table represents an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	Six Months Ended		Year Ended
	June 30,		December 31,
	2006	2005	2005

Balance, beginning of period	$954,706	$744,862	$744,862

Provision for loan losses	270,000	125,000	204,000

Chargeoffs:
Commercial	(658)	-	-
Mortgage	-	-	-
Installment & other consumer	(2,027)	(135)	(135)
Total chargeoffs	(2,685)	(135)	(135)
Recoveries:
Commercial	-	2,997	2,997
Mortgage	-	-	-
Installment & other consumer	354	457	2,982
Total recoveries	354	3,454	5,979
Net (chargeoffs) recoveries	(2,331)	3,319	5,844

Balance, end of period	$1,222,375	$873,181	$954,706

Allowance for loan losses to gross loans	0.93%	0.95%	0.91%
Ratio of net-chargeoffs (recoveries) during period to average loans outstanding during period	0.000%	(0.004%)	(0.006%)

The following table provides a breakdown of the allowance for loan losses.

Allocation of Allowance for Loan Losses
	June 30,				December 31,
	2006		2005		2005
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category
Installment & other con.	$8,098	0.52%	$6,624	0.59%	$6,995	0.57%
Boat	144,487	15.99	163,432	24.63	148,045	21.22
Mortgage	692,166	63.10	456,095	60.39	483,245	60.21
Commercial	377,624	20.39	247,030	14.39	316,421	18.00

Total	$1,222,375	100.00%	$873,181	100.00%	$954,706	100.00%

Non-interest Revenue

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Non-interest revenue totaled $211,585 for the three months ended June 30, 2006, an increase of $86,976 or 69.80% from the 2005 amount of $124,609. Non-interest revenue for the three months ended June 30, 2006 and June 30, 2005 included fee income from service charges on deposit accounts, broker origination fees from the marine division, credit card fees, and ATM fees.

For the three months ended June 30, 2006, service charges on deposit accounts increased $10,296, marine division broker origination fees increased $42,375 and other fees and commissions increased $34,305. Service charges on deposit accounts and other fees and commissions increased due to increases in the number of customers and the services they used. The marine division’s broker origination fees increased due to the increase in the number of transactions and the average dollar amount of the transactions that the division brokered.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Non-interest revenue totaled $463,706 for the six months ended June 30, 2006, an increase of $200,988 or 76.50% from the 2005 amount of $262,718. Non-interest revenue for the six months ended June 30, 2006 included primarily fee income from service charges on deposit accounts, credit card fees, ATM fees, letter of credit fees, and other loan fees. Non-interest revenue also included $191,783 in broker origination fees from the marine division established in February 2005 and $71,642 of earnings on the $3.5 million bank owned life insurance that we purchased on the lives of our executive officers in June 2005.

During 2006, we anticipate the marine division will continue to increase income from broker origination fees and we will receive a full year of earnings on the bank owned life insurance. Because we anticipate the residential builders in our customer base will construct fewer new homes during the second half of 2006, we expect construction loan fees will remain stable or decline slightly in 2006. We also believe the demand in the commercial real estate market will remain stable. Therefore, other loan fees should remain constant. Additionally, because of the College Park loan production office and the new Bowie branch that we opened in July 2006, we expect that customer relationships will grow. We anticipate this growth will cause an increase in service charges on deposit accounts.

Non-interest Expense

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Non-interest expense was $1.3 million for the quarter ended June 2006, which was $437,460 greater than the 2005 level of $817,943. This increase was primarily due to increases in salaries and benefit costs, which amounted to $833,782 in the three months ended June 30, 2006, as compared to $496,358 in the comparable 2005 period. During the past twelve months, we have increased staff to support our growth. We hired a new loan officer for the marine division in February 2005, a new originator in the marine division in April 2005 and one in June 2005, and we hired three new loan officers for the College Park loan production office in August 2005. In January 2006, we added a Vice President to our bank staff and hired a branch manager for the new Bowie branch. These individuals’ annual salary and benefits as well as bonus increases for existing staff, caused the increase in salaries and benefits during the 2006 period. Additionally, in January 2006, we established a salary continuation plan for executive officers that increased benefit expenses by $23,000 and adopted SFAS 123 which increased benefits expense by approximately $23,000.

Occupancy expenses increased $11,110 or 20.81% in the second quarter of 2006 compared to the second quarter of 2005. This increase was because of the establishment of the College Park loan production office in August 2005 and annual escalation clauses in existing leases.

Data processing expenses increased $5,710 in the second quarter of 2006 relative to 2005 because of an increase in customer relationships and increased usage.

Other operating expenses increased $76,414 or 36.46% from $209,598 for the three months ended June 30, 2005 to $286,012 for the three months ended June 30, 2006. This was primarily the result of an approximately $23,000 increase in membership fees and business development costs and an approximately $8,000 increase in advertising expense. These increases occurred because we increased our business development and marketing efforts during the period.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Non-interest expense for the six months ended June 30, 2006 was $2.5 million versus $1.6 million for the same period in 2005. The $853,420 or 53.06% increase was primarily attributable to a $642,918 increase in salary and benefit expense, a $21,746 increase in occupancy expense, and a $165,764 increase in other operating expenses. Salary and benefit expenses increased because of general salary increases and because of the new individuals hired in the marine division, the College Park loan production office and the addition to corporate staff. Annual escalations in the leases caused the increased occupancy expenses. Other operating expenses increased because of a $34,000 increase in business development and entertainment costs associated with the start up of the marine division and expanded business development efforts, a $21,000 increase in courier costs and $23,000 increase in broker fees paid by the marine division to outside referral sources.

We anticipate that during the remainder of 2006, non-interest expense will continue to increase. In addition to the personnel increases discussed above, we expect to begin hiring staff for the Crofton branch during the third or fourth quarter of 2006. We anticipate we will open this branch during the first quarter of 2007. In July 2006, we moved our main office from Waldorf to Bowie, Maryland and incurred expenses related to this move. We also will work to identify and, perhaps, open a new branch location. We will incur a full year of expenses for executive life insurance established in June 2005 and salary continuation plans that were established in January 2006. We expect to offset the effect of these increases with increases in non-interest income that derive from the boat brokerage business, earnings on the bank owned life insurance, and continued increases in interest income through loan growth.

Income Taxes

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Income tax expense was $199,805 (32.94% of pre-tax income) for the three months ended June 30, 2006 as compared to $134,750 (35.70% of pre-tax income) for the comparable 2005 period. The decrease in the effective tax rate is primarily due to the tax-exempt income generated by the bank owned life insurance.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Income tax expense was $385,066 (32.76% of pre-tax income) for the six months ended June 30, 2006 compared to $258,298 (35.49% of pre-tax net income) for the same period in 2005. The decrease in the effective tax rate is primarily due to the tax-exempt income generated by the bank owned life insurance.

Net Income

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net income was $406,742 or $0.10 basic and diluted earnings per common share for the three months ended June 30, 2006, an increase of $164,057 or 67.60%, compared to net income of $242,685 for the same period during 2005. The increase in net income was the result of increases in net interest income after provision for loan losses of $579,350 and non-interest revenue of $86,976, partially offset by increases in non-interest expense of $437,460 and income taxes of $65,055.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net income was $790,195 or $0.19 basic and diluted earnings per common share for the six month period ending June 30, 2006, an increase of $320,711 or 68.31% compared to net income of $469,484 or $0.22 basic and diluted earnings per common share for the same period in 2005. The increase in net income was the result of a $1.1 million increase in net interest income after provision for loan losses and a $200,988 increase in non-interest revenue. An $853,420 increase in non-interest expense and a $126,768 increase in income tax expense for the period compared to the same period in 2005 offset the increase in income. Earnings per share decreased on a basic and diluted basis because of the increase in the number of average shares outstanding that derived from the public offering in October 2005.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of U.S. Treasury securities, U.S. government agency securities, securities issued by states, counties and municipalities, and mortgage-backed securities. In addition, we own certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock. The portfolio provides a source of liquidity, collateral for repurchase agreements and a means of diversifying our earning asset portfolio. While we generally intend to hold the investment portfolio assets until maturity, we classify a significant portion of the portfolio as available for sale. We account for securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for securities classified in the held to maturity category at amortized cost. We invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.

The investment portfolio at June 30, 2006 amounted to $16.5 million, an increase of $328,876, from the December 31, 2005 amount of $16.1 million. Available for sale investment securities decreased to $13.7 million at June 30, 2006 from $13.9 million at December 31, 2005. The decrease in the available for sale investment portfolio occurred because some of these assets matured or were called and we deployed the proceeds into held to maturity securities. Held to maturity securities increased $599,347 from $2.2 million at December 31, 2005 to $2.8 million at June 30, 2006. The carrying value of available for sale securities included net unrealized losses of $550,965 at June 30, 2006 (reflected as unrealized losses of $338,182 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $414,777 ($254,590 net of taxes) as of December 31, 2005. In general, the increase in unrealized losses was a result of rising interest rates. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period and determined that these losses are temporary because we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

Investment in Pointer Ridge LLC and Minority Interest

As discussed above, we own 50% of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. On June 30, 2006, Old Line Bancshares, Inc.’s total investment in Pointer Ridge was $837,436. Prior to June 2006, we accounted for this investment using the equity method. As required by FIN46R, in June 2006 we reconsidered this investment and began consolidating the results and financial position of Pointer Ridge.

As discussed above, in April 2005, Pointer Ridge executed a contract with Waverly to construct an approximately 40,000 square foot commercial office building on the property for approximately $4.1 million. Waverly began construction in May 2005 and substantially completed construction in July 2006.

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

The loan agreement provides that on or before December 1, 2006, subject to the satisfaction of certain conditions precedent, Pointer Ridge may convert the construction loan to either a five-year or ten-year permanent loan. If converted, Pointer Ridge will repay the principal amount of the permanent loan in 60 or 120 consecutive level monthly installments, as applicable, with a balloon payment of principal on the maturity date. Payments of principal will be based on a 25-year amortization. The interest rate will not change upon conversion. We anticipate the loan will convert to a permanent loan in August 2006 either with the existing lender or a new lender.

Until the loan converts to a permanent loan, pursuant to the terms of a guaranty between the bank and Old Line Bancshares, Inc. dated November 3, 2005, Old Line Bancshares, Inc. has guaranteed the construction of the building in accordance with the terms of the loan agreement and has guaranteed the payment of up to 50% of all costs and expenses incurred in completing the construction of the building. At June 30, 2006, Pointer Ridge had borrowed $4.9 million under the loan agreement.

Loan Portfolio

Loans secured by real estate or luxury boats comprise the majority of our loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $26.1 million or 25.04% to $130.3 million at June 30, 2006 from $104.2 million at December 31, 2005. Commercial business loans increased by $7.9 million (41.84%), commercial real estate loans (generally owner-occupied) increased by $17.1 million (35.26%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $1.2 million (12.24%), real estate construction loans increased by $1.5 million (31.25%) and installment loans decreased by $1.1 million (4.82%) from their respective balances at December 31, 2005.

During the fourth quarter of 2005 and the first six months of 2006, we began to see loan and deposit growth generated from the team of lenders we hired for the College Park loan production office in August 2005. We anticipate that these individuals, as well as the remainder of our staff, will continue to focus their efforts on business development in 2006 and continue to grow the loan portfolio. The October 2005 capital offering increased our legal lending limit to $4.2 million. At June 30, 2006 it was $4.6 million. We expect that this increased limit will also allow us to originate and retain loans with a higher dollar value.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)

	June 30, 2006		December 31, 2005
Real Estate
Commercial	$65,589	49.95%	$48,530	46.29%
Construction	6,289	4.79	4,823	4.60
Residential	10,971	8.36	9,767	9.32
Commercial	26,766	20.39	18,871	18.00
Installment & other consumer	21,677	16.51	22,842	21.79
	131,292	100.00%	104,833	100.00%
Allowance for loan losses	(1,222)		(955)
Net deferred loan (fees) and costs	269		371
	$130,339		$104,249

Asset Quality

Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as nonaccrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as nonaccrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a nonaccrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. We recognize interest on nonaccrual loans only when received. There were no loans 90 days or more past due or nonaccrual loans as of June 30, 2006 or December 31, 2005.

We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of June 30, 2006 and December 31, 2005, we held no real estate acquired as a result of foreclosure.

We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that we measure impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. We write off impaired loans when collection of the loan is doubtful. As of June 30, 2006 and December 31, 2005, we had no impaired or restructured loans.

Bank owned life insurance

In June 2005, we purchased $3.3 million of “Bank Owned Life Insurance” (“BOLI”) on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. We anticipate funding our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executives from earnings derived from the BOLI. During the six months ended June 30, 2006, the cash surrender value of the insurance policies increased $65,920.

Deposits

 We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At June 30, 2006, the deposit portfolio had grown to $133.8 million, a $14.1 million or 11.78% increase over the December 31, 2005 level of $119.7 million. We have seen growth in several key categories over the period. Non-interest bearing deposits grew $5.8 million during the period to $36.2 million from $30.4 million due to new and expanded commercial relationships. Interest-bearing deposits grew $8.3 million to $97.6 million from $89.3 million. A portion of the growth in interest-bearing deposits was in other time deposits (primarily, certificates of deposit), which increased from $55.8 million at December 31, 2005 to $66.7 million at June 30, 2006. Certificates of deposits grew due to increased customer relationships and the introduction of the CDARS product in February 2006. Money market and NOW accounts decreased $3.3 million from $25.3 million at December 31, 2005 to $22.0 million at June 30, 2006 while savings accounts increased by $700,000 to $8.9 million at June 30, 2006 from $8.2 million at December 31, 2005. The money market and NOW accounts declined because of the withdrawal of funds by one customer for business purposes who we believe plans to redeposit these funds during the year. Savings accounts grew because of new and expanded customer relationships.

Historically, we have not purchased brokered deposits. As discussed above, however, in February 2006, we began accepting brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. As of June 30, 2006, we had $3.0 million in CDARS. We expect that we will continue to grow brokered deposits in 2006 with this product and others, if appropriate.

Borrowings

Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $15.5 million as of June 30, 2006. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta that totaled $56.3 million at June 30, 2006 and December 31, 2005. Of this, we had borrowed $4 million and $6 million at June 30, 2006 and December 31, 2005, respectively, as outlined below. At June 30, 2006, Pointer Ridge had borrowed $4.9 million under its construction line of credit to finance construction of the 40,000 square foot office building.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers and federal funds purchased. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At December 31, 2005, Old Line Bank had $9.3 million outstanding in these short term promissory notes with an interest rate of 2.02%. At June 30, 2006, Old Line Bank had $18.0 million outstanding with an interest rate of 3.00%.

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

In March 2004, Old Line Bank borrowed an additional $2 million from the Federal Home Loan Bank. Old Line Bank paid interest only. The FHLB had the option to convert the interest rate into a three (3) month LIBOR based floating rate on any future payment date.

In March 2006, the Federal Home Loan Bank increased the interest rate on the $2 million borrowing and offered Old Line Bank the option to prepay the facility. Old Line Bank paid the $2 million borrowing and borrowings to the Federal Home Loan Bank at June 30, 2006 were $4 million. On July 3, 2006, the FHLB increased the interest rate on the $4 million advance and offered Old Line Bank the option to prepay the facility. Old Line Bank repaid the advance in full on July 3, 2006. There were no penalties associated with these prepayments.

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

Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of
June 30, 2006 we had $5.8 million in cash and due from banks, and $28.3 million in federal funds sold and other overnight investments. At June 30, 2006, our investment in federal funds remained significantly higher than prior periods because of the $19.2 million in net proceeds received from the capital offering in October 2005. As we continue to deploy these proceeds into loans, we anticipate these balances will decline.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

Capital

Our stockholders’ equity amounted to $34.1 million at June 30, 2006 and $33.5 million at
December 31, 2005. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the period because of net income of $790,195, plus the $59,032 adjustment for stock-based compensation awards less the dividends paid in June and March of $127,503 and $106,223 respectively, and the $83,592 of unrealized losses in available for sale securities.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

Old Line Bancshares, Inc. is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit. Old Line Bancshares, Inc. uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on Old Line Bancshares, Inc. In addition, Old Line Bancshares, Inc. has operating lease obligations.

Old Line Bancshares, Inc.’s guaranty obligation made in connection with Pointer Ridge’s construction loan also creates off-balance sheet risk, as further described in “Investment in Pointer Ridge”.

Outstanding loan commitments, lines and letters of credit at June 30, 2006 and December 31, 2005 are as follows (000’s):

	June 30, 2006	December 31, 2005

Commitments to extend credit and available credit lines:
Commercial	$8,963	$5,225
Real estate-undisbursed development and construction	11,836	13,921
Real estate-undisbursed home equity lines of credit	4,733	4,886

	$25,532	$24,032

Standby letters of credit	$1,701	$1,807

We are not aware of any loss we would incur by funding our commitments or lines of credit. Commitments for real estate development and construction, which totaled $11.8 million, or 46.27% of the $25.5 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.

	Six months ended June 30, 2006

	Federal Funds Sold	Investment Securities	Interest Earning Assets	Net Interest Income	Net Interest Spread
GAAP interest income	$761,967	$309,601	$5,022,307	$3,443,251
Tax equivalent adjustment	19,940	32,655	52,595	52,595
Tax equivalent interest income	$781,907	$342,256	$5,074,902	$3,495,846

GAAP interest yield	4.68%	3.50%	6.21%	4.26%	3.32%
Taxable equivalent adjustment	0.10%	0.37%	0.07%	0.06%	0.07%
Tax equivalent interest yield	4.78%	3.87%	6.28%	4.32%	3.39%

	Six months ended June 30, 2005

	Federal Funds Sold	Investment Securities	Interest Earning Assets	Net Interest Income	Net Interest Spread
GAAP interest income	$180,989	$309,042	$3,080,292	$2,198,586
Tax equivalent adjustment	2,014	36,215	38,229	38,229
Tax equivalent interest income	$183,003	$345,257	$3,118,521	$2,236,815

GAAP interest yield	2.73%	3.30%	5.36%	3.82%	3.19%
Taxable equivalent adjustment	0.03%	0.38%	0.06%	0.06%	0.06%
Tax equivalent interest yield	2.76%	3.68%	5.42%	3.88%	3.25%

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of June 30, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(d) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders.

(a) Old Line Bancshares, Inc. held its annual meeting of stockholders on May 25, 2006.

(b) At the annual meeting, Charles A. Bongar, Jr., Nancy L. Gasparovic, and Frank Lucente, Jr. were elected to serve a three-year term expiring upon the date of Old Line Bancshares, Inc.’s 2009 Annual Meeting and Suhas R. Shah was elected to serve the remainder of a three year term expiring in 2008. The term of office of the following directors continued after the meeting:

Term Expiring at 2007 Annual Meeting
James W. Cornelsen
Daniel W. Deming
James F. Dent
John D. Mitchell, Jr.

Term Expiring at 2008 Annual Meeting
Craig E. Clark
Gail D. Manuel
Gregory S. Proctor, Jr.

(c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2009 annual meeting of stockholders. The number of votes for or withheld for each nominee was as follows:

	For	Withheld	Total
Charles A. Bongar	3,769,389	7,473	3,776,862
Nancy L. Gasparovic	3,769,299	7,563	3,776,862
Frank Lucente, Jr.	3,768,072	8,790	3,776,862

Suhas R. Shah was elected to serve the remainder of a three year term expiring in 2008. The number of votes for or withheld for Suhas R. Shah was as follows:

For	Withheld	Total
3,768,039	8,823	3,776,862

2. Votes were cast to amend Old Line Bancshares, Inc.’s charter to increase the authorized shares of Old Line Bancshares, Inc.’s common stock from 5,000,000 shares to 15,000,000 shares as follows:

For	Against	Abstain	Broker Non-Votes	Total
3,319,495	441,318	16,047	0	3,776,860

3. Votes were cast for the proposal to amend Old Line Bancshares, Inc.’s charter to expressly grant the Board of Directors the power to change the location of the principal office without the approval of the stockholders as follows:

For	Against	Abstain	Broker Non-Votes	Total
3,531,105	135,737	110,020	0	3,776,862

4. Votes were cast to ratify the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of Old Line Bancshares, Inc. for 2006 as follows:

For	Against	Abstain	Broker Non-Votes	Total
3,563,467	9,545	203,850	0	3,776,862

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

10.35	Amendment of Lease Agreement dated July 5, 2006 between Ridgley I, LLC and Old Line Bank to the Lease entered into July 7, 2004.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer .
32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: August 10, 2006	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

Date: August 10, 2006	By:	/s/ Christine M. Rush
Christine M. Rush, Chief Financial Officer
(Principal Accounting and Financial Officer)