Form 10QSB/A
period 2006-06-30
OLD LINE BANCSHARES INC
filed 2006-09-07
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

Explanatory Note

Old Line Bancshares, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10QSB for the period ended June 30, 2006 (the “10QSB/A”) solely to revise certain disclosures with respect to its investment in Pointer Ridge Office Investment, LLC (“Pointer Ridge”) in Note 1 to its Consolidated Financial Statements in Part 1, Item 1, and in “Management’s Discussion and Analysis” in Part 1, Item 2, of the Company’s Quarterly Report on Form 10QSB for the period ended June 30, 2006, filed with the Securities and Exchange Commission on August 10, 2006 (the “10QSB”). Specifically, this disclosure did not accurately reflect the status of our investment in Pointer Ridge. While this 10QSB/A amends and restates the 10QSB in its entirety, no information other than with respect to Pointer Ridge, as previously indicated, is being amended by this 10QSB/A. The revised paragraphs are set forth below.

1. GENERAL

Organization

Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of Old Line Bank.

Old Line Bancshares also has an approximately $837,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares owns 50% of Pointer Ridge. In connection with our execution of a guarantee for a construction loan made to Pointer Ridge by an unrelated bank, in November 2005 we reconsidered our investment in Pointer Ridge and determined that under FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN46R”), Pointer Ridge is a variable interest entity, but that Old Line Bancshares was not the primary beneficiary. Because we concluded that Old Line Bancshares was not the primary beneficiary of Pointer Ridge under FIN46R, we did not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we accounted for our investment in Pointer Ridge using the equity method.

At the suggestion of our auditors and the direction of our audit committee, in May 2006, management requested guidance from the Securities and Exchange Commission (“SEC”) regarding FIN46R and our investment in Pointer Ridge. After discussions with the SEC, we reconsidered our original conclusions regarding our investment in Pointer Ridge. We again concluded that Pointer Ridge was a variable interest entity under FIN46R. We also concluded that our determination in November 2005 that Old Line Bancshares was not the primary beneficiary was incorrect. Therefore, we have consolidated the results and financial position of Pointer Ridge with Old Line Bancshares for the period ended June 30, 2006. The effect of the consolidation on our financial statements is immaterial and, accordingly, we are not restating prior periods.

Investment in Pointer Ridge LLC and Minority Interest

As discussed above, Old Line Bancshares also has an approximately $837,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares owns 50% of Pointer Ridge. In connection with our execution of a guarantee for a construction loan made to Pointer Ridge by an unrelated bank, in November 2005 we reconsidered our investment in Pointer Ridge and determined that under FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN46R”), Pointer Ridge is a variable interest entity, but that Old Line Bancshares was not the primary beneficiary. Because we concluded that Old Line Bancshares was not the primary beneficiary of Pointer Ridge under FIN46R, we did not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we accounted for our investment in Pointer Ridge using the equity method.

At the suggestion of our auditors and the direction of our audit committee, in May 2006, we requested guidance from the Securities and Exchange Commission (“SEC”) regarding FIN46R and our investment in Pointer Ridge. After discussions with the SEC, we reconsidered our original conclusions regarding our investment in Pointer Ridge. We again concluded that Pointer Ridge was a variable interest entity under FIN46R. We also concluded that our determination in November 2005 that Old Line Bancshares was not the primary beneficiary was incorrect. Therefore, we have consolidated the results and financial position of Pointer Ridge with Old Line Bancshares for the period ended June 30, 2006. We have not restated our financial statements for the periods ended December 31, 2005 and March 31, 2006 to reflect these changes since the impact is immaterial.

At June 30, 2006, Old Line Bancshares, Inc.’s fixed assets include the carrying value of Pointer Ridge’s assets in the amount of $6.7 million. Of this amount, $86,109 is cash and due from banks, $6.6 million is bank premises and equipment and $2,000 is other assets. These assets are collateral for the $4.9 million loan outlined below.

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

Old Line Bancshares also has an approximately $837,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares owns 50% of Pointer Ridge. In connection with our execution of a guarantee for a construction loan made to Pointer Ridge by an unrelated bank, in November 2005 we reconsidered our investment in Pointer Ridge and determined that under FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN46R”), Pointer Ridge is a variable interest entity, but that Old Line Bancshares was not the primary beneficiary. Because we concluded that Old Line Bancshares was not the primary beneficiary of Pointer Ridge under FIN46R, we did not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we accounted for our investment in Pointer Ridge using the equity method.

At the suggestion of our auditors and the direction of our audit committee, in May 2006, management requested guidance from the Securities and Exchange Commission (“SEC”) regarding FIN46R and our investment in Pointer Ridge. After discussions with the SEC, we reconsidered our original conclusions regarding our investment in Pointer Ridge. We again concluded that Pointer Ridge was a variable interest entity under FIN46R. We also concluded that our determination in November 2005 that Old Line Bancshares was not the primary beneficiary was incorrect. Therefore, we have consolidated the results and financial position of Pointer Ridge with Old Line Bancshares for the period ended June 30, 2006. The effect of the consolidation on our financial statements is immaterial and, accordingly, we are not restating prior periods.

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

Investment in Pointer Ridge LLC and Minority Interest

As discussed above, Old Line Bancshares also has an approximately $837,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares owns 50% of Pointer Ridge. In connection with our execution of a guarantee for a construction loan made to Pointer Ridge by an unrelated bank, in November 2005 we reconsidered our investment in Pointer Ridge and determined that under FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN46R”), Pointer Ridge is a variable interest entity, but that Old Line Bancshares was not the primary beneficiary. Because we concluded that Old Line Bancshares was not the primary beneficiary of Pointer Ridge under FIN46R, we did not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we accounted for our investment in Pointer Ridge using the equity method.

At the suggestion of our auditors and the direction of our audit committee, in May 2006, we requested guidance from the Securities and Exchange Commission (“SEC”) regarding FIN46R and our investment in Pointer Ridge. After discussions with the SEC, we reconsidered our original conclusions regarding our investment in Pointer Ridge. We again concluded that Pointer Ridge was a variable interest entity under FIN46R. We also concluded that our determination in November 2005 that Old Line Bancshares was not the primary beneficiary was incorrect. Therefore, we have consolidated the results and financial position of Pointer Ridge with Old Line Bancshares for the period ended June 30, 2006. We have not restated our financial statements for the periods ended December 31, 2005 and March 31, 2006 to reflect these changes since the impact is immaterial.

At June 30, 2006, Old Line Bancshares, Inc.’s fixed assets include the carrying value of Pointer Ridge’s assets in the amount of $6.7 million. Of this amount, $86,109 is cash and due from banks, $6.6 million is bank premises and equipment and $2,000 is other assets. These assets are collateral for the $4.9 million loan outlined below.

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

Item 3. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-QSB/A, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of June 30, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

4. Votes were cast to ratify the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of Old Line Bancshares, Inc. for 2006 as follows:

For	Against	Abstain	Broker Non-Votes	Total
3,563,467	9,545	203,850	0	3,776,862

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

10.35	Amendment of Lease Agreement dated July 5, 2006 between Ridgley I, LLC and Old Line Bank to the Lease entered into July 7, 2004 (previously filed).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer .
32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: September 6, 2006	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

Date: September 6, 2006	By:	/s/ Christine M. Rush
Christine M. Rush, Chief Financial Officer
(Principal Accounting and Financial Officer)