Form 10QSB
period 2006-09-30
OLD LINE BANCSHARES INC
filed 2006-11-09
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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
     At October 30, 2006, 4,250,098.5 shares of the issuer’s Common Stock, par value $.01 per share, were issued and outstanding.
     Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$3,490,988	$4,387,676
Federal funds sold	11,585,646	35,573,704

Total cash and cash equivalents	15,076,634	39,961,380
Investment securities available for sale	14,609,694	13,926,111
Investment securities held to maturity	2,802,591	2,203,445
Loans, less allowance for loan losses	137,055,283	104,249,383
Restricted equity securities at cost	1,575,550	1,102,750
Investment in real estate, LLC	914,964	837,436
Bank premises and equipment	3,579,244	2,436,652
Accrued interest receivable	739,585	504,299
Deferred income taxes	185,933	200,663
Bank owned life insurance	3,424,702	3,324,660
Other assets	276,379	281,045

	$180,240,559	$169,027,824

Liabilities and Stockholders’ Equity

Deposits
Non-interest-bearing	$31,704,955	$30,417,858
Interest bearing	98,719,915	89,253,741

Total deposits	130,424,870	119,671,599
Short-term borrowings	9,191,629	9,292,506
Long-term borrowings	5,000,000	6,000,000
Accrued interest payable	427,994	336,868
Income tax payable	206,168	86,151
Other liabilities	466,927	124,873

	145,717,588	135,511,997

Stockholders’ equity
Common stock, par value $0.01 per share, authorized 15,000,000 shares in 2006 and 5,000,000 shares in 2005; issued and outstanding 4,250,098.5 in 2006 and 4,248,898.5 in 2005	42,501	42,489
Additional paid-in capital	31,828,570	31,735,627
Retained earnings	2,837,891	1,992,301

	34,708,962	33,770,417
Accumulated other comprehensive income	(185,991)	(254,590)

	34,522,971	33,515,827

	$180,240,559	$169,027,824

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest revenue
Loans, including fees	$2,467,945	$1,520,876	$6,418,661	$4,109,013
U.S. Treasury securities	31,899	31,899	95,239	95,238
U.S. government agency securities	65,658	58,586	183,035	177,949
Mortgage backed securities	15,936	20,071	50,005	66,040
Tax exempt securities	27,509	28,099	83,601	85,767
Federal funds sold	190,922	128,607	952,888	309,596
Other	20,556	10,365	59,303	35,192

Total interest revenue	2,820,425	1,798,503	7,842,732	4,878,795

Interest expense
Deposits	786,304	489,686	2,136,419	1,228,881
Borrowed funds	145,822	90,210	374,763	232,721

Total interest expense	932,126	579,896	2,511,182	1,461,602

Net interest income	1,888,299	1,218,607	5,331,550	3,417,193
Provision for loan losses	26,000	40,000	296,000	165,000

Net interest income after provision for loan losses	1,862,299	1,178,607	5,035,550	3,252,193

Non-interest revenue
Service charges on deposit accounts	67,339	62,237	195,693	179,740
Marine division broker origination fees	71,828	45,111	263,611	70,168
Earnings on bank owned life insurance	37,261	40,013	108,092	40,013
Income from investment in real estate, LLC	77,528	—	77,774	—
Other fees and commissions	68,100	37,527	140,838	157,685

Total non-interest revenue	322,056	184,888	786,008	447,606

Non-interest expenses
Salaries	713,357	524,764	1,988,168	1,354,774
Employee benefits	202,888	89,679	548,661	237,335
Occupancy	194,081	59,563	324,808	168,544
Equipment	61,232	27,993	125,842	81,236
Data processing	47,824	32,299	122,532	95,382
Other operating	315,172	212,059	886,485	617,608

Total non-interest expenses	1,534,554	946,357	3,996,496	2,554,879

Income before income taxes	649,801	417,138	1,825,062	1,144,920
Income taxes	233,177	135,867	618,243	394,165

Net Income	$416,624	$281,271	$1,206,819	$750,755

Basic earnings per common share	$0.10	$0.13	$0.28	$0.35
Diluted earnings per common share	$0.10	$0.13	$0.28	$0.35
See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income (loss)	income

Balance, December 31, 2005	4,248,898.5	$42,489	$31,735,627	$1,992,301	$(254,590)
Capital Offering (2005)	—	—	(1,891)	—	—
Net income	—	—	—	1,206,819	—	$1,206,819
Unrealized gain on securities available for sale, net of income taxes of $43,162	—	—	—	—	68,599	68,599

Comprehensive income						$1,275,418

Stock based compensation awards	—	—	82,047	—	—
Cash dividend $0.085 per share	—	—	—	(361,229)	—
Stock options exercised, including tax benefit of $1,008	1,200	12	12,787	—	—

Balance, September 30, 2006	4,250,098.5	$42,501	$31,828,570	$2,837,891	$(185,991)

See accompanying notes to consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities
Interest received	$7,774,627	$4,737,198
Fees and commissions received	608,438	409,545
Interest paid	(2,420,056)	(1,327,011)
Cash paid to suppliers and employees	(3,413,506)	(2,504,079)
Income taxes paid	(525,650)	(581,693)

	2,023,853	733,960

Cash flows from investing activities
Purchase of investment securities
Held to maturity	(599,758)	—
Available for sale	(1,000,000)	—
Proceeds from disposal of investment securities
Available for sale at maturity or call	426,990	1,291,914
Loans made, net of principal collected	(33,267,281)	(13,224,216)
Purchase of equity securities	(472,800)	(22,800)
Investment in real estate, LLC	—	(182,500)
Investment in bank owned life insurance (BOLI)	—	(3,250,000)
Redemption of certificates of deposit	—	300,000
Purchase of premises, equipment and software	(1,296,815)	(183,524)

	(36,209,664)	(15,271,126)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	46,556,920	17,437,568
Other deposits	(35,803,649)	6,183,431
Net change in borrowed funds	(1,100,877)	5,262,766
Proceeds from stock options exercised	11,791	131,098
Proceeds from (costs of) stock offering	(1,891)	—
Dividends paid	(361,229)	(161,120)

	9,301,065	28,853,743

Net increase (decrease) in cash and cash equivalents	(24,884,746)	14,316,577

Cash and cash equivalents at beginning of period	39,961,380	9,320,643

Cash and cash equivalents at end of period	$15,076,634	$23,637,220

See accompanying notes to consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Nine months ended
	September 30,
	2006	2005
Reconciliation of net income to net cash provided by operating activities
Net income	$1,206,819	$750,755

Adjustments to reconcile net income to net cash provided by operating actitivities
Depreciation and amortization	164,422	113,310
Provision for loan losses	296,000	165,000
Change in deferred loan fees net of costs	165,381	(47,814)
Amortization of premiums and discounts	1,800	3,729
Deferred income taxes	(28,432)	(30,569)
Stock based compensation awards	82,047	—
Increase (decrease) in
Accrued interest payable	91,126	134,591
Other liabilities	463,079	(109,731)
Decrease (increase) in
Accrued interest receivable	(235,286)	(97,512)
Bank owned life insurance	(100,042)	(38,125)
Other assets	(5,533)	(109,738)
(Income) loss from real estate investment, LLC	(77,528)	64

	$2,023,853	$733,960

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
     Old Line Bancshares also has an approximately $915,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). Old Line Bancshares owns 50% of Pointer Ridge. In connection with our execution of a guarantee for a construction loan made to Pointer Ridge by an unrelated bank, in November 2005 we reconsidered our investment in Pointer Ridge and determined that under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46R”), Pointer Ridge was a variable interest entity, but that Old Line Bancshares was not the primary beneficiary. Because we concluded that Old Line Bancshares was not the primary beneficiary of Pointer Ridge under FIN46R, we did not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we accounted for our investment in Pointer Ridge using the equity method.
     At the suggestion of our auditors and the direction of our audit committee, in May 2006, management requested guidance from the Securities and Exchange Commission (“SEC”) regarding FIN46R and our investment in Pointer Ridge. After discussions with the SEC, we reconsidered our original conclusions regarding our investment in Pointer Ridge. We again concluded that Pointer Ridge was a variable interest entity under FIN46R. We also concluded that our determination in November 2005 that Old Line Bancshares was not the primary beneficiary was incorrect. Therefore, we consolidated the results and financial position of Pointer Ridge with Old Line Bancshares for the period ended June 30, 2006. The effect of the consolidation on our financial statements was immaterial and, accordingly, we did not restate prior periods.
     On August 25, 2006, we executed a new Indemnity and Guaranty Agreement (“Guaranty Agreement”) with a new lender that was effective upon Pointer Ridge’s execution of an Amended Promissory Note and Amended Deed of Trust. As required under FIN46R, we once again reconsidered our investment in Pointer Ridge. Because the new Guaranty Agreement definitively limits Old Line’s guaranty and the variability caused by previous contracts executed by Pointer Ridge ceases to exist, we have determined that Pointer Ridge is no longer a variable interest entity. Therefore, at September 30, 2006, we have accounted for our investment in Pointer Ridge using the equity method.
     Basis of Presentation
     The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc., and its wholly owned subsidiary, Old Line Bank. We have eliminated all significant intercompany transactions and balances in consolidation.
     The foregoing consolidated financial statements are unaudited; however, in the opinion of management, the financial statements include all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. The balances as of December 31, 2005 were derived from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares, Inc.’s Form 10-KSB for the year ended December 31, 2005. There have been no significant changes to the Company’s accounting policies as disclosed in the Form 10-KSB.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average number of shares	4,250,099	2,151,402	4,249,496	2,143,941
Dilutive average number of shares	25,870	28,030	23,023	28,157
5. STOCK-BASED COMPENSATION
     Old Line Bancshares, Inc. accounts for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, Old Line Bancshares, Inc. adopted Statement of Financial Accounting Standards (SFAS) 123R, Share Based Payment, under the modified prospective method. Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an employee is required to provide service in exchange for such award. For the nine months ended September 30, 2006, we recorded stock-based compensation expense of approximately $82,000. For the three months ended September 30, 2006, we recorded stock-based compensation expense of approximately $23,000.
     There were no tax benefits associated with this expense. Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the three or nine months ended September 30, 2006.
     Prior to the implementation of SFAS 123R, we applied APB No. 25 in accounting for stock options. Accordingly, we did not recognize compensation expense in periods prior to the first quarter of 2006 for stock options granted. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) was issued in October 1995 to establish accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 required measurement of compensation expense provided by stock-based plans using a fair value based method of accounting, and recognition of compensation expense in the statement of income or disclosure in the notes to the financial statements.

     A summary of the status of the outstanding options follows:

	Number of	Weighted Average
	Shares	exercise price
Outstanding, beginning of year	172,620	$8.60
Options granted	—	—
Options exercised	(1,200)	9.83
Options expired	—	—

Outstanding, September 30, 2006	171,420	$8.60

Exercisable & weighted average price	115,047	$7.77

     Had we determined compensation expense and recorded it in our income statement in accordance with the provisions of SFAS No. 123R, it would have reduced our net income and earnings per share to the following pro forma amounts in September 2005:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income
As reported	$281,271	$750,755
Stock -based employee compensation expense	(23,158)	(29,725)
Income tax benefit of employee compensation expense	8,944	11,480

Pro forma	$267,057	$732,510

Basic earnings per share
As reported	$0.13	$0.35
Pro forma	0.12	0.34
Diluted earnings per share
As reported	$0.13	$0.35
Pro forma	0.12	0.34
6. RECENT ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement determining whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (or Opinion 12, Omnibus Opinion-1967, if the arrangement does not constitute a plan). The Task Force concluded that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. We expect the adoption of EITF Issue No. 06-4, which is effective for fiscal years beginning after December 15, 2006, will not have a material impact on our consolidated results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financials statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 will have a material impact on our consolidated results of operations or financial position.

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106 and 132(R). This standard requires that we recognize a net liability or asset to report the funded or unfunded status of our defined benefit pension and other post retirement benefit plans on our balance sheet. The effective date of the recognition and disclosure provisions is for fiscal years beginning after December 15, 2006. We do not expect that SFAS No. 158 will have a material impact on our consolidated results of operations or financial position.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. We anticipate FIN48 will not have a material impact on our consolidated results of operations or financial position.
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

Item 2. Management’s Discussion and Analysis.
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
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $915,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and has completed the construction of a commercial office building containing approximately 40,000 square feet. On July 10, 2006, we began leasing approximately 50% of this building for our main office (moving our existing main office from Waldorf, Maryland) and operating a branch of Old Line Bank from this address.
     As required under FIN46R, in June 2006, we reconsidered our investment in Pointer Ridge and determined that Pointer Ridge is a variable interest entity and that Old Line Bancshares is the primary beneficiary. We therefore consolidated the results and financial position of Pointer Ridge with Old Line Bancshares in June 2006.
     On August 25, 2006, we executed a new Indemnity and Guaranty Agreement (“Guaranty Agreement”) with a new lender that was effective upon Pointer Ridge’s execution of an Amended Promissory Note and Amended Deed of Trust. As required under FIN46R, we once again reconsidered our investment in Pointer Ridge. Because the new Guaranty Agreement definitively limits Old Line’s guaranty and the variability caused by previous contracts executed by Pointer Ridge ceases to exist, we have determined that Pointer Ridge is no longer a variable interest entity. Therefore, at September 30, 2006, we have accounted for our investment in Pointer Ridge using the equity method.

Summary of Recent Performance and Other Activities
          We are pleased to report that the three and nine month periods ended September 30, 2006 were, we believe, productive and successful periods as we worked to effectively and profitably use the $19.2 million in proceeds received from the stock offering in October 2005. In addition to meeting many of our financial objectives for the three and nine month periods, we made progress in several key areas that we believe will allow us to continue to grow and maximize shareholder value.
•	On July 10, 2006, we moved to our new headquarters location in Bowie, Maryland.

•	In July, we opened our fifth branch location in Bowie, Maryland.

•	In July, we hired a new Vice President of Business Development.

•	In August, we hired a new Vice President of Commercial Lending.

•	While our staff and Board of Directors continued to develop and establish significant customer relationships, the College Park loan production office continued to make a significant contribution to our loan and deposit growth.

•	As a result of increased gas prices, the marine division experienced a slow quarter, and on a year to date basis has an approximately $7,000 loss before taxes, while we continued to expand its geographic market focus. We anticipate this division will have a modest, positive impact on net income for the year.
     During the nine month period ended September 30, 2006, total loans, net of allowance, grew $32.9 million to $137.1 million, as compared to $104.2 million at December 31, 2005, representing an increase of 31.57%. The allowance for loan losses was $1.3 million or 0.91% of loans at September 30, 2006, compared to $954,706 or 0.91% of loans at December 31, 2005. We ended the quarter with no loans 90 days past due or non-performing. The deposit portfolio grew to $130.4 million, a $10.7 million or 8.94% increase from December 31, 2005.
     In the first quarter of 2006, we adopted Statement of Financial Accounting Standards 123R, Share Based Payment, under the modified prospective method. Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an employee is required to provide service in exchange for such award. For the three months ended September 30, 2006, we recorded stock-based compensation expense of approximately $23,000 and we recorded approximately $82,000 of stock-based compensation expense for the nine month period ended September 30, 2006.
     The following outlines the highlights of our financial performance for the three month period ended September 30, 2006 compared to the three month period September 30, 2005.

Three months ended September 30,	2006	2005	$ Change	% Change
Income Statement Data (000’s):
Net income	$417	$281	$136	48.40%
Interest revenue	2,820	1,799	1,021	56.75%
Interest expense	932	580	352	60.69%
Net interest income after provision for loan losses	1,862	1,179	683	57.93%
Non-interest revenue	322	185	137	74.05%
Non-interest expense	1,535	946	589	62.26%
Earnings Per Share
Earnings per share, basic	0.10	0.13	(0.03)	(23.08%)
Earnings per share, diluted	0.10	0.13	(0.03)	(23.08%)

The following outlines the highlights of our financial performance for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005.

Nine months ended September 30,	2006	2005	Change	% Change
Income Statement Data (000’s):
Net income	$1,207	$751	$456	60.72%
Interest revenue	7,843	4,879	2,964	60.75%
Interest expense	2,511	1,462	1,049	71.75%
Net interest income after provision for loan losses	5,036	3,252	1,784	54.86%
Non-interest revenue	786	448	338	75.45%
Non-interest expense	3,996	2,555	1,441	56.40%
Average interest earning assets	164,417	119,104	45,313	38.04%
Average gross loans	120,105	87,286	32,819	37.60%
Average interest bearing deposits	93,486	74,471	19,015	25.53%
Average non interest bearing deposits	33,662	26,524	7,138	26.91%
Interest Margin (1)	4.39%	3.90%
Return on average equity	4.72%	7.29%
Earnings Per Share
Earnings per share, basic	$0.28	$0.35	(0.07)	(20.00%)
Earnings per share, diluted	0.28	0.35	(0.07)	(20.00%)

(1)	Interest Margin is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of certain types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our interest margin and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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
Non-interest expense from these agreements during the three and nine months ended September 30, 2006 was $23,478 and $70,434, respectively.
Public Offering
     On October 21, 2005, we closed our public offering in which we sold 2,096,538 shares of common stock at a per share purchase price of $9.75. Our proceeds, after underwriters’ commissions and expenses, were $19.2 million. We used substantially all of the net offering proceeds to provide additional capital to Old Line Bank to support its growth and expansion. The additional capital increased Old Line Bank’s legal lending limit to approximately $4.2 million. During the first nine months of 2006, we began to deploy these funds into new loans. We invested the remainder in liquid assets, specifically federal funds. While the additional capital has had and should continue to positively impact interest revenue and net interest income, we anticipate the increase in the number of shares will continue to have a negative impact on earnings per share until we can deploy these proceeds into loans.
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
     As outlined previously, Old Line Bancshares, Inc. owns a 50% equity investment in Pointer Ridge Office Investment, LLC. In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”), an unrelated party, to begin construction of an approximately 40,000 square foot commercial office building at the property at a cost of $4,108,000. Waverly completed construction of the building and we moved to our new headquarters in July 2006.
     In August 2004, we announced plans to open a branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton, Maryland approximately 10 miles north of Pointer Ridge, the new Bowie, Maryland office. We planned to open that branch in the fourth quarter of 2005 or the first quarter of 2006. However, the owner of the property experienced engineering delays related to the construction of the facility that delayed Anne Arundel County’s issuance of a building permit. The owner has received a building permit from Anne Arundel County. As a result of various delays, the owner has not yet started construction. He has advised us that he expects construction will begin in the near future. Assuming he begins construction prior to year end 2006, we expect the branch will open in the second or third quarter of 2007.
     We plan to open a new branch in College Park (Prince George’s County), Maryland in the same building as the loan production office that houses our team of loan officers (see “Expansion of Commercial, Construction, and Commercial Real Estate Lending” below). Our lease provides that we will lease the branch space in January 2008 when the existing branch of a large southeastern regional bank moves from the space.
     Because of the new branches and the recent move of our headquarters to Bowie, we anticipate salary and benefit expenses and other non-interest expenses will increase. We anticipate that, over time, income generated from the new branches will offset any increase in expenses.
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
     In July 2006, we hired a new Vice President of Business Development who was formerly Executive Director of the Prince George’s County Chamber of Commerce. This individual works from our Bowie main office. We expect this individual’s expertise and market knowledge will allow us to continue to enhance our presence in the Prince George’s County market and beyond.

     In August 2006, we hired a new Vice President of Commercial Lending who has over 30 years of lending experience and is a significant addition to our lending team. We anticipate this lender’s expertise and market knowledge will allow us to expand our presence into southern Montgomery County and the District of Columbia.
     The addition of these individuals has caused an increase in salary and benefit expenses and an increase in rent expense. During the fourth quarter of 2005 and the first nine months of 2006, the College Park team developed and established several new customer relationships for us that had a positive impact on deposit and loan growth. Because of their efforts and the efforts of the rest of our team, the loan pipeline remains strong and we anticipate that we will experience continued improvement in loan growth during the remainder of 2006 and beyond. The additional capital from the offering should allow us to leverage our balance sheet to support the anticipated loan growth.
     Old Line Marine Division
     In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a recreational boat loan broker and to originate loans for Old Line Bank. We hired a veteran in the marine lending industry with over 27 years of experience to head this division. Since that time, we have hired three additional sales representatives. Currently, we have sales representatives in Annapolis, Maryland, Virginia Beach, Virginia and Wilmington, North Carolina. These representatives service the market from New York to Florida. Prior to joining us, each of these individuals operated as brokers in these markets. We conduct secondary market activity in our marine division as a broker and we earn a fee. In addition to increasing our non-interest income, we expect to capitalize on our relationships with high net worth individuals through loans we originate through this division. We anticipate this division will have a modest, positive impact on net income for the year.
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
     Three months ended September 30, 2006 compared to three months ended September 30, 2005
     Net interest income after provision for loan losses for the three months ended September 30, 2006 increased $683,692 or 58.01% to $1.9 million from $1.2 million for the same period in 2005. The increase was primarily attributable to an increase in total average interest earning assets. The proceeds from the capital offering together with loan growth caused the increase in average interest earning assets.
     Interest revenue increased from $1.8 million for the three months ended September 30, 2005 to $2.8 million for the same period in 2006. Interest expense for all interest bearing liabilities amounted to $932,126 for the three months ended September 30, 2006 versus $579,896 for the three months ended September 30, 2005. These changes were the result of normal business growth and a 200 basis point increase in the prime rate during the period from 6.25% on July 1, 2005 to 8.25% on September 30, 2006.

     Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     Net interest income after provision for loan losses for the nine months ended September 30, 2006 amounted to $5.0 million, which was $1.7 million or 51.52% greater than the 2005 level of $3.3 million. The increase was primarily attributable to a 38.04% or $45.3 million increase in total average interest earning assets to $164.4 million for the nine months ended September 30, 2006 from $119.1 million for the nine months ended September 30, 2005. The proceeds from the capital offering together with loan growth caused the increase in average interest earning assets.
     Interest revenue increased from $4.9 million for the nine months ended September 30, 2005 to $7.8 million for the nine months ended September 30, 2006. Interest expense for all interest bearing liabilities amounted to $2.5 million in the first nine months of 2006, which was $1.0 million higher than the first nine months 2005 level of $1.5 million. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of substantial increases in earning assets and increasing market interest rates. The increase in earning assets was directly attributable to the increased legal lending limit, the addition of the three new loan officers in the College Park loan production office and increased business development efforts.
     Our net interest margin was 4.39% for the nine months ended September 30, 2006, as compared to 3.90% for the nine months ended September 30, 2005. The increase in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 90 basis points from 5.54% in 2005 to 6.44% in 2006, and average interest-earning assets grew by $45.3 million. An 85 basis point increase of the yield on average interest-bearing liabilities from 2.27% in 2005 to 3.12% in 2006, and a $21.8 million increase in interest bearing liabilities partially offset these improvements.
     The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2006, the prime rate was 7.25%. By September 30, 2006, it had increased to 8.25%. On January 1, 2005, it was 5.25% and on September 30, 2005 it was 6.75%.
     These increased interest rates allowed us to earn a 186 basis point higher average yield on our federal funds and an 86 basis point higher average yield on our loan portfolio. The increased market interest rates and the introduction of the CDARS product in February 2006 caused the cost of average interest bearing liabilities to increase 85 basis points during the period. We expect further improvement in our net interest margin during the balance of 2006 because of anticipated increases in the federal funds and prime rates and because we expect the volume of and rates on loans to grow at a faster rate than the volume of and rates on interest bearing liabilities. We will offer promotional campaigns to attract deposits throughout the remainder of the year or seek brokered deposits, if required, to maintain an acceptable loan to deposit ratio.
     Because of the addition of the three new loan officers in the College Park loan production office, increased recognition in the Prince George’s County market and with continued growth in deposits, we anticipate that we will continue to grow earning assets during the rest of 2006. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our net interest income, although there is no assurance that this will be the case.

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
Average Balances, Interest, and Yields

	For the Nine Months Ended September 30,
	2006			2005
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield

Assets:
Federal funds sold(1)	$26,705,161	$974,827	4.88%	$13,850,355	$313,225	3.02%
Interest-bearing deposits	2,344	23	1.31	76,557	2,124	3.71
Investment Securities (1) (2)
U.S. Treasury	4,000,226	99,852	3.34	4,000,425	99,851	3.29
U.S. Agency	7,573,041	191,901	3.39	7,445,985	186,569	3.30
Mortgage-backed securities	1,697,716	50,005	3.94	2,246,288	66,040	3.88
Tax exempt securities	3,356,967	118,512	4.72	3,478,804	120,792	4.58
Other	2,177,359	59,992	3.68	1,575,085	33,855	2.83

Total investment securities	18,805,309	520,262	3.70	18,746,587	507,107	3.57

Loans: (3)
Commercial	24,300,076	1,518,251	8.35	12,513,568	696,310	7.44
Mortgage	73,430,485	4,017,572	7.32	52,328,109	2,535,338	6.48
Installment & other consumer	22,374,134	882,838	5.28	22,443,906	877,365	5.23

Total gross loans	120,104,695	6,418,661	7.15	87,285,583	4,109,013	6.29
Allowance for loan losses	1,200,318			854,673

Total loans, net of allowance	118,904,377	6,418,661	7.22	86,430,910	4,109,013	6.36

Total interest-earning assets(1)	164,417,191	7,913,773	6.44	119,104,409	4,931,469	5.54

Non-interest-bearing cash	3,865,350			3,071,170
Premises and equipment	2,674,295			2,381,604
Other assets	5,545,193			2,302,933

Total Assets	$176,502,029			$126,860,116

Liabilities and Stockholders’ Equity:
Interest-bearing deposits
Savings	$8,073,031	43,375	0.72%	$9,828,092	37,567	0.51%
Money market and NOW	21,625,775	228,937	1.42	19,640,443	99,197	0.68
Other time deposits	63,787,628	1,864,107	3.91	45,002,498	1,092,117	3.24

Total interest-bearing deposits	93,486,434	2,136,419	3.06	74,471,033	1,228,881	2.21
Borrowed funds	14,287,889	374,763	3.51	11,544,262	232,721	2.70

Total interest-bearing liabilities	107,774,323	2,511,182	3.12	86,015,295	1,461,602	2.27

Non-interest-bearing deposits	33,662,412			26,524,305

	141,436,735			112,539,600
Other liabilities	912,341			546,346
Stockholders’ equity	34,152,953			13,774,170

Total liabilities and stockholders’ equity	$176,502,029			$126,860,116

Net interest spread(1)			3.32%			3.27%
Net interest income(1)		$5,402,591	4.39%		$3,469,867	3.90%

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. We report the change in interest income due to both volume and rate with the rate variance.
Rate/Volume Variance Analysis

	Nine months ended September 30,
	2006 compared to 2005
	Variance due to:
	Total	Rate	Volume
Earning Assets:
Federal funds sold (1)	$661,602	$367,206	$294,396
Interest bearing deposits	(2,101)	(13)	(2,088)
Investment Securities (1)
U.S. Treasury	1	1	—
U.S. Agency	5,332	2,152	3,180
Mortgage-backed securities	(16,035)	—	(16,035)
Tax exempt securities	(2,280)	(6,512)	4,232
Other	26,137	13,212	12,925
Loans:
Commercial	821,941	156,946	664,995
Mortgage	1,482,234	445,263	1,036,971
Installment & other consumer	5,473	8,240	(2,767)

Total interest revenue (1)	2,982,304	986,495	1,995,809

Interest-bearing liabilities:
Savings	5,808	12,596	(6,788)
Money market and NOW	129,740	119,502	10,238
Other time deposits	771,990	310,439	461,551
Borrowed funds	142,042	85,866	56,176

Total interest expense	1,049,580	528,403	521,177

Net interest income(1)	$1,932,724	$458,092	$1,474,632

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
     Provision for Loan Losses
     Originating loans involves a degree of risk that loan losses will occur in varying amounts due to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. We add back recoveries on loans previously charged off to the allowance.
     The provision for loan losses decreased $14,000 or 35.00% to $26,000 for the three months ended September 30, 2006 versus $40,000 for the three months ended September 30, 2005. During the quarter, we decreased the provision for loan losses due to recoveries during the year, and slower loan growth.

     The provision for loan losses was $296,000 for the nine months ended September 30, 2006, as compared to $165,000 for the nine months ended September 30, 2005, an increase of $131,000 or 79.39%. The increase was primarily the result of growth in loan balances outstanding in all segments of the portfolio as well as a change in the composition of the portfolio to a lower percentage of boat loans and a higher percentage of commercial mortgages and commercial loans. Historical experience in the banking industry indicates commercial mortgages and commercial loans have a higher probability of loss than boat loans.
     We review the adequacy of the allowance for loan losses at least quarterly. Our review includes an evaluation of impaired loans as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s (the “SEC”) SAB No. 102, Loan Loss Allowance Methodology and Documentation, and the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions.
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
     With respect to commercial loans, management assigns a risk rating of one through eight to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of eight having the greatest amount of risk. For commercial loans of less than $250,000, we may review the risk rating annually based on, among other things, the borrower’s financial condition, cash flow and ongoing financial viability, the collateral securing the loan, the borrower’s industry and payment history. We review the risk rating for all commercial loans in excess of $250,000 at least annually. We evaluate loans with a risk rating of five or greater separately and assign loss amounts based upon the evaluation. For loans with risk ratings between one and four, we determine loss ratios based upon a review of prior 18 months delinquency trends, the three year loss ratio, peer group loss ratios and industry standards.
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
     The allowance for loan losses represents 0.91% of total loans at September 30, 2006, 0.91% at December 31, 2005 and 0.96% at September 30, 2005. We have no exposure to foreign countries or foreign borrowers. Management believes that the allowance for loan losses is adequate for each period presented.
     The following table represents an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2006	2005	2005
Balance, beginning of period	$954,706	$744,862	$744,862

Provision for loan losses	296,000	165,000	204,000

Chargeoffs:

Commercial	—	—	—
Mortgage	—	—	—
Installment & other consumer	(2,685)	(135)	(135)

Total chargeoffs	(2,685)	(135)	(135)
Recoveries:
Commercial	—	2,997	2,997
Mortgage	—	—	—
Installment & other consumer	5,055	646	2,982

Total recoveries	5,055	3,643	5,979

Net (chargeoffs) recoveries	2,370	3,508	5,844

Balance, end of period	$1,253,076	$913,370	$954,706

Allowance for loan losses to gross loans	0.91%	0.96%	0.91%
Ratio of net-chargeoffs (recoveries) during period to average loans outstanding during period	(0.002%)	(0.004%)	(0.006%)

     The following table provides a breakdown of the allowance for loan losses.
Allocation of Allowance for Loan Losses

	September 30,				December 31,
	2006		2005		2005
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & other con.	$7,578	0.61%	$6,198	0.62%	$6,995	0.57%
Boat	130,926	15.46	170,836	24.28	148,045	21.22
Mortgage	659,495	63.34	476,386	59.84	483,245	60.21
Commercial	455,077	20.59	259,950	15.26	316,421	18.00

Total	$1,253,076	100.00%	$913,370	100.00%	$954,706	100.00%

     Non-interest Revenue
     Three months ended September 30, 2006 compared to three months ended September 30, 2005
     Non-interest revenue totaled $322,056 for the three months ended September 30, 2006, an increase of $137,168 or 74.19% from the 2005 amount of $184,888. Non-interest revenue for the three months ended September 30, 2006 and September 30, 2005 included fee income from service charges on deposit accounts, broker origination fees from the marine division, earnings on bank owned life insurance, and other fees and commissions. For the three months ended September 30, 2006, non-interest revenue also included income from our investment in real estate, LLC (Pointer Ridge).
     For the three months ended September 30, 2006, service charges on deposit accounts increased $5,102 and marine division broker origination fees increased $26,717. Our earnings on bank owned life insurance decreased $2,752 and other fees and commissions increased $30,573. Service charges on deposit accounts and other fees and commissions increased due to increases in the number of customers and the services they used. The marine division’s broker origination fees increased due to the increase in the number of transactions and the average dollar amount of the transactions that the division brokered. Other loan fees increased due to an increase in the number of construction loans closed. Pointer Ridge began leasing its building to tenants in June 2006 and our interest in the earnings was $77,528 during the period.
     Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     Non-interest revenue totaled $786,008 for the nine months ended September 30, 2006, an increase of $338,402 or 75.60% from the 2005 amount of $447,606. Non-interest revenue for the nine months ended September 30, 2006 included primarily fee income from service charges on deposit accounts, marine division broker origination fees, earnings on bank owned life insurance, income from investment in real estate, LLC (Pointer Ridge) and other fees and commissions. Service charge fees increased $15,953 because of an increase in the number of customers and an increase in the services they used. Broker origination fees increased $193,443 or 276% due to the increase in the number of transactions and the average dollar amount of the transactions that the division brokered. Our earnings on the $3.3 million bank owned life insurance increased $68,079 because we purchased this investment in June 2005. Therefore, the nine months ended September 30, 2005 included three months of earnings versus nine months for the nine months ended September 30, 2006. Other fees and commissions decreased $16,847 because of a decrease in the number of construction loans closed during the period.
     During the rest of 2006, we anticipate the marine division will continue to increase income from broker origination fees and we will receive a full year of earnings on the bank owned life insurance. Because we anticipate the residential builders in our customer base will construct fewer new homes during the remainder of 2006, we expect construction loan fees will remain stable or decline slightly. We also believe the demand in the commercial real estate market will remain stable throughout the rest of the year. Therefore, other loan fees should remain constant. Additionally, because of the College Park loan production office, the new Bowie branch that we opened in July 2006, and the new loan officer in Gaithersburg we expect that customer relationships will grow. We anticipate this growth will cause an increase in service charges on deposit accounts. We also expect that our investment in Pointer Ridge will generate modest income during the remainder of the year, albeit at a lower rate than that realized in the quarter ended September 30, 2006.

Non-interest Expense
     Three months ended September 30, 2006 compared to three months ended September 30, 2005
     Non-interest expense was $1.5 million for the quarter ended September 2006, which was $588,197 greater than the 2005 level of $946,357. This increase was primarily due to increases in salaries and benefit costs, which amounted to $916,245 in the three months ended September 30, 2006, as compared to $614,443 in the comparable 2005 period. During the past twelve months, we have increased staff to support our growth from 45 employees at September 30, 2005 to 56 employees at September 30, 2006. These individuals’ annual salary and benefits as well as bonuses and salary increases for existing staff, caused the increase in salaries and benefits during the 2006 period. In June 2006, we also experienced an increase in medical and dental insurance premiums during the quarter. Additionally, in January 2006, we established a salary continuation plan for executive officers that increased benefit expenses by $23,478 and adopted SFAS 123 which increased benefits expense by approximately $23,000.
     Occupancy expenses increased $134,518 or 225.84% in the third quarter of 2006 compared to the third quarter of 2005. This increase was because of the establishment of the College Park loan production office in August 2005, the move of our new headquarters to Bowie in July 2006, the opening of the new Bowie branch in July 2006 and annual escalation clauses in existing leases.
     Data processing expenses increased $15,525 in the third quarter of 2006 relative to 2005 because of an increase in customer relationships, the implementation of a new network and data services in July 2006 and increased usage.
     Other operating expenses increased $103,113 or 48.62% from $212,059 for the three months ended September 30, 2005 to $315,172 for the three months ended September 30, 2006. This was primarily the result of an approximately $36,000 increase in broker and loan fees, a $23,000 increase in business development and advertising, a $17,000 increase in stationary and supplies, and a $16,000 increase in armored car and courier services. These increases occurred because of costs associated with the marine division, expenses associated with our move to Bowie and increased business development and marketing efforts during the period.
     Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     Non-interest expense for the nine months ended September 30, 2006 was $4.0 million versus $2.6 million for the same period in 2005. The $1.4 million or 53.85% increase was primarily attributable to a $944,720 increase in salary and benefit expense, a $156,264 increase in occupancy expense, and a $268,877 increase in other operating expenses. Salary and benefit expenses increased because of general salary increases and because of the new individuals hired in the marine division, the College Park loan production office, the lending officer and additions to corporate and branch staff. Annual escalations in the leases, the move of the main office from Waldorf, Maryland to Bowie, Maryland in July 2006, the establishment of the new Bowie branch in July 2006, and the new College Park loan office in August 2005 caused the increased occupancy expenses. Other operating expenses increased because of a $70,000 increase in business development and entertainment costs associated with the start up of the marine division and expanded business development efforts, a $45,000 increase in loan fees, a $40,000 increase in courier costs, approximately $40,000 in costs associated with the move to Bowie and the opening of the Bowie branch and a $29,000 increase in broker fees paid by the marine division to outside referral sources.
     We anticipate that during the remainder of 2006, non-interest expense will continue to increase. In addition to the personnel increases discussed above, we anticipate that we will continue to incur expenses relating to our July 2006 move of our main office from Waldorf to Bowie, Maryland. We also will work to identify and, perhaps, open a new branch location. We will incur a full year of expenses for executive life insurance established in June 2005 and salary continuation plans that were established in January 2006. We expect to somewhat offset the effect of these increases with increases in non-interest income that derive from the boat brokerage business, earnings on the bank owned life insurance, earnings from our investment in Pointer Ridge and continued increases in interest income through loan growth.

     Income Taxes
     Three months ended September 30, 2006 compared to three months ended September 30, 2005
     Income tax expense was $233,177 (35.88% of pre-tax income) for the three months ended September 30, 2006 as compared to $135,867 (32.57% of pre-tax income) for the comparable 2005 period. The increase in the effective tax rate is primarily due to a higher proportion of taxable income during the period.
     Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     Income tax expense was $618,243 (33.88% of pre-tax income) for the nine months ended September 30, 2006 compared to $394,165 (34.43% of pre-tax net income) for the same period in 2005. The decrease in the effective tax rate is primarily due to the tax-exempt income generated by the bank owned life insurance.
     Net Income
     Three months ended September 30, 2006 compared to three months ended September 30, 2005
     Net income was $416,624 or $0.10 basic and diluted earnings per common share for the three months ended September 30, 2006, an increase of $135,353 or 48.12%, compared to net income of $281,271 for the same period during 2005. The increase in net income was the result of increases in net interest income after provision for loan losses of $683,692 and non-interest revenue of $137,168, partially offset by increases in non-interest expense of $588,197 and income taxes of $97,310.
     Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
     Net income was $1.2 million or $0.28 basic and diluted earnings per common share for the nine month period ending September 30, 2006, an increase of $456,064 or 60.75% compared to net income of $750,755 or $0.35 basic and diluted earnings per common share for the same period in 2005. The increase in net income was the result of a $1.8 million increase in net interest income after provision for loan losses and a $338,402 increase in non-interest revenue. A $1.4 million increase in non-interest expense and a $224,078 increase in income tax expense for the period compared to the same period in 2005 offset the increase in income. Earnings per share decreased on a basic and diluted basis because of the increase in the number of average shares outstanding that derived from the public offering in October 2005.
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
     The investment portfolio at September 30, 2006 amounted to $17.4 million, an increase of $1.3 million, from the December 31, 2005 amount of $16.1 million. Available for sale investment securities increased to $14.6 million at September 30, 2006 from $13.9 million at December 31, 2005. The increase in the available for sale investment portfolio occurred as a result of purchases during the period. Held to maturity securities increased $599,146 from $2.2 million at December 31, 2005 to $2.8 million at September 30, 2006. The carrying value of available for sale securities included net unrealized losses of $303,016 at September 30, 2006 (reflected as unrealized losses of $185,991 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $414,777 ($254,590 net of taxes) as of December 31, 2005. In general, the decrease in unrealized losses was a result of declining interest rates. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period and determined that these losses are temporary because we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
     Investment in Pointer Ridge LLC and Minority Interest
          As discussed above, Old Line Bancshares also has an approximately $915,000 investment in Pointer Ridge, a real estate investment limited liability. Old Line Bancshares owns 50% of Pointer Ridge. In connection with our execution of a guarantee for a construction loan made to Pointer Ridge by an unrelated bank, in November 2005 we reconsidered our investment in Pointer Ridge and determined that under FASB Interpretation No. 46 Consolidation of Variable Interest Entities (“FIN46R”), Pointer Ridge was a variable interest entity, but that Old Line Bancshares was not the primary beneficiary. Because we concluded that Old Line Bancshares was not the primary beneficiary of Pointer Ridge under FIN46R, we did not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we accounted for our investment in Pointer Ridge using the equity method.
     At the suggestion of our auditors and the direction of our audit committee, in May 2006, we requested guidance from the SEC regarding FIN46R and our investment in Pointer Ridge. After discussions with the SEC, we reconsidered our original conclusions regarding our investment in Pointer Ridge. We again concluded that Pointer Ridge was a variable interest entity under FIN46R. We also concluded that our determination in November 2005 that Old Line Bancshares was not the primary beneficiary was incorrect. Therefore, we consolidated the results and financial position of Pointer Ridge with Old Line Bancshares for the period ended June 30, 2006. We did not restate our financial statements for the periods ended December 31, 2005 and March 31, 2006 to reflect these changes since the impact is immaterial.
     On August 25, 2006, as discussed further below, we executed a new “Guaranty Agreement” with a new lender that was effective upon Pointer Ridge’s execution of an Amended Promissory Note and Amended Deed of Trust, as described immediately below. As required under FIN46R, we once again reconsidered our investment in Pointer Ridge. Because the new Guaranty Agreement definitively limits Old Line’s guaranty and the variability caused by previous contracts executed by Pointer Ridge ceases to exist, we have determined that Pointer Ridge is no longer a variable interest entity and, therefore, we have accounted for our investment in Pointer Ridge using the equity method. However, even if we had continued to consolidate Pointer Ridge’s results and financial position, the effect of the consolidation on our financial statements would be immaterial.
     On September 25, 2006, Pointer Ridge advised us that on August 25, 2006, Pointer Ridge had entered into with an unrelated lender (1) an Amended and Restated Promissory Note that increased the principal amount of the current Deed of Trust Note dated November 3, 2005 from $5,880,000 to $6,620,000 (the “Amended Promissory Note”) and (2) an Amended and Restated Deed of Trust and Security Agreement that amended and restated the current Deed of Trust Assignment and Security Agreement dated November 3, 2005 (the “Amended Deed of Trust”) for that purpose and to reflect the other modifications, terms and conditions agreed upon by Pointer Ridge and the lender.
     The Amended Promissory Note provides that the loan will accrue interest from the date of the Amended Promissory Note through September 5, 2016 at a rate of 6.28% (“Initial Term Interest Rate”). After September 5, 2016, the interest rate will adjust to the greater of (i) the Initial Term Interest Rate plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.
     Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge will pay to the lender an installment of interest only. Commencing with the 13th payment and continuing until

August 5, 2036, Pointer Ridge will pay equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At September 30, 2006, Pointer Ridge had borrowed $6.6 million under Amended Promissory Note.
     On August 25, 2006, Old Line executed a new Guaranty Agreement with the lender that was effective upon Pointer Ridge’s execution of the Amended Promissory Note and Amended Deed of Trust. Pursuant to the terms of the guaranty, Old Line has guaranteed the payment to the lender of up to 50% of the loan amount plus any costs incurred by the lender resulting from any acts, omissions or alleged acts or omissions arising out of or relating to: (1) the misapplication or misappropriation by Pointer Ridge of any or all money collected, paid or received; (2) rents, issues, profits and revenues of all or any portion of the property located at 1525 Pointer Ridge Place, Bowie, Maryland (the “Security Property”) received or applicable to a period after the occurrence of any Event of Default which are not applied to pay, first (a) real estate taxes and other charges which, if unpaid, could result in liens superior to that of the Amended Deed of Trust and (b) premiums on insurance policies required under the loan documents, and, second, the other ordinary and necessary expenses of owning and operating the Security Property; (3) waste committed on the Security Property or damage to the Security Property as a result of intentional misconduct or gross negligence or the removal of all or any portion of the Security Property in violation of the terms of the loan documents; (4) fraud or material misrepresentation or failure to disclose a material fact; (5) the filing of any petition for bankruptcy; or (6) Pointer Ridge’s failure to maintain its status as a single purpose entity as required by the loan documents.
     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of our loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $32.9 million or 31.57% to $137.1 million at September 30, 2006 from $104.2 million at December 31, 2005. Commercial business loans increased by $9.5 million (50.26%), commercial real estate loans (generally owner-occupied) increased by $21.3 million (43.92%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $1.7 million (17.35%), real estate construction loans increased by $1.4 million (29.13%) and installment loans decreased by $646,619 (2.83%) from their respective balances at December 31, 2005.
     During the fourth quarter of 2005 and the first nine months of 2006, we saw loan and deposit growth generated from the team of lenders we hired for the College Park loan production office in August 2005, as well as our existing staff. We anticipate our entire team of lenders will continue to focus their efforts on business development during the remainder of 2006 and continue to grow the loan portfolio. The October 2005 capital offering increased our legal lending limit to $4.2 million. At September 30, 2006 it was $4.7 million. We expect that this increased limit will also allow us to originate and retain loans with a higher dollar value.

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	September 30,		December 31,
	2006		2005
Real Estate
Commercial	$69,796	50.54%	$48,530	46.29%
Construction	6,155	4.46	4,823	4.60
Residential	11,522	8.34	9,767	9.32
Commercial	28,435	20.59	18,871	18.00
Installment & other consumer	22,195	16.07	22,842	21.79

	138,103	100.00%	104,833	100.00%
Allowance for loan losses	(1,253)		(955)
Net deferred loan (fees) and costs	205		371

	$137,055		$104,249

     Asset Quality
     Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as nonaccrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as nonaccrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a nonaccrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. We recognize interest on nonaccrual loans only when received. There were no loans 90 days or more past due or nonaccrual loans as of September 30, 2006 or December 31, 2005.
     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of September 30, 2006 and December 31, 2005, we held no real estate acquired as a result of foreclosure.
     We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that we measure impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through a valuation allowance and corresponding provision for loan losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. We write off impaired loans when collection of the loan is doubtful. As of September 30, 2006 and December 31, 2005, we had no impaired or restructured loans.

     Bank owned life insurance
     In June 2005, we purchased $3.3 million of “Bank Owned Life Insurance” (“BOLI”) on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. We anticipate funding our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executives from earnings derived from the BOLI. During the nine months ended September 30, 2006, the cash surrender value of the insurance policies increased $100,042.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At September 30, 2006, the deposit portfolio had grown to $130.4 million, a $10.7 million or 8.94% increase over the December 31, 2005 level of $119.7 million. We have seen growth in several key categories over the period. Non-interest bearing deposits grew $1.3 million during the period to $31.7 million from $30.4 million due to new and expanded commercial relationships. Interest-bearing deposits grew $9.4 million to $98.7 million from $89.3 million. A portion of the growth in interest-bearing deposits was in other time deposits (primarily, certificates of deposit), which increased from $55.8 million at December 31, 2005 to $66.1 million at September 30, 2006. Certificates of deposits grew due to increased customer relationships, transfers of funds from savings, money market and NOW accounts, and the introduction of the CDARS product in February 2006. Money market and NOW accounts decreased from $25.3 million at December 31, 2005 to $25.1 million at September 30, 2006 while savings accounts decreased by $663,208 to $7.5 million at September 30, 2006 from $8.2 million at December 31, 2005.
     Historically, we have not purchased brokered deposits. As discussed above, however, in February 2006, we began accepting brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. As of September 30, 2006, we had $4.6 million in CDARS. We expect that we will continue to grow brokered deposits in 2006 with this product and others, if appropriate.
     During the third quarter of 2006, we saw a decline in deposits from the quarter ended June 30, 2006. Because of the slowdown in sales of homes in our primary market area during the third quarter, we experienced declines in balances in title company and real estate related business accounts relative to the second quarter of 2006. We anticipate that as long as residential sales remain slow in our market area that deposits in these accounts will remain below historical levels.
     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $22.5 million as of September 30, 2006. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta that totaled $56.9 million at September 30, 2006 and $56.3 million at December 31, 2005. Of this, we had borrowed $5 million at September 30, 2006 and advances of $2 million and $4 million at December 31, 2005, respectively, as outlined below.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers and federal funds purchased. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At December 31, 2005, Old Line Bank had $9.3 million outstanding in these short term promissory notes with an average interest rate of 2.02%. At September 30, 2006, Old Line Bank had $9.2 million outstanding with an average interest rate of 2.93%.
     At December 31, 2005, long term borrowings were comprised of advances from the Federal Home Loan Bank of Atlanta (FHLB) totaling $6 million. Old Line Bank borrowed $4.0 million of the $6.0 million in January

2001, and paid interest only at 4.80%. The FHLB had the option to convert the interest rate into a three (3) month LIBOR based floating rate on any future payment date.
     In March 2004, Old Line Bank borrowed an additional $2 million from the FHLB. Old Line Bank paid interest only. The FHLB had the option to convert the interest rate into a three (3) month LIBOR based floating rate on any future payment date.
     In March 2006, the FHLB increased the interest rate on the $2 million borrowing and offered Old Line Bank the option to prepay the facility. Old Line Bank paid the $2 million borrowing. In July 2006, the FHLB increased the interest rate on the $4 million advance and offered Old Line Bank the option to prepay the facility. Old Line Bank repaid the advance in full on July 3, 2006. There were no penalties associated with these prepayments.
     At September 30, 2006, long term borrowings consisted of advance from the FHLB totaling $5 million. On July 16, 2006, Old Line Bank borrowed $2 million of the $5.0 million and pays interest at 5.65% monthly. The balance is due in full on August 16, 2007. On July 20, 2006, Old Line Bank borrowed $3.0 million of the $5.0 million and pays interest at 5.328% each January, April, July and October. The balance is due in full on July 20, 2009. The FHLB has the one-time option to terminate the transaction and require payment in full on July 20, 2007. There are prepayment penalties for early prepayments with these facilities.
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
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $22.5 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include cash from the investment and loan portfolios.
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of September 30, 2006 we had $3.5 million in cash and due from banks and $11.6 million in federal funds sold and other overnight investments. At September 30, 2006, our investment in federal funds had declined because of the $32.9 million in loan growth that has occurred since December 31, 2005. As we continue to grow the loan portfolio, we anticipate these balances will decline.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
     Capital
     Our stockholders’ equity amounted to $34.5 million at September 30, 2006 and $33.5 million at December 31, 2005. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the period because of net income of $1.2 million, plus the $94,846 adjustment for stock-based compensation awards and options exercised less the dividends paid in September and June of $127,503 and in March of $106,223, and the $68,559 of unrealized gains, net of income taxes, in available for sale securities.
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
     Old Line Bancshares, Inc.’s guaranty obligation made in connection with Pointer Ridge’s construction loan, as described under “Investment in Pointer Ridge LLC and Minority Interest,” also creates off-balance sheet risk.

     Outstanding loan commitments, lines and letters of credit at September 30, 2006 and December 31, 2005 are as follows (000’s):

	September 30,	December 31,
	2006	2005

Commitments to extend credit and available credit lines:
Commercial	$10,354	$5,225
Real estate-undisbursed development and construction	25,179	13,921
Real estate-undisbursed home equity lines of credit	4,508	4,886

	$40,041	$24,032

Standby letters of credit	$1,655	$1,807

     We are not aware of any loss we would incur by funding our commitments or lines of credit. Commitments for real estate development and construction, which totaled $25.2 million, or 63.00% of the $40.0 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.
Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report.
Nine months ended September 30, 2006

	Federal Funds	Investment	Interest	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$952,888	$471,160	$7,842,732	$5,331,550
Tax equivalent adjustment	21,939	49,102	71,041	71,041

Tax equivalent interest income	$974,827	$520,262	$7,913,773	$5,402,591

GAAP interest yield	4.77%	3.35%	6.38%	4.33%	3.26%
Taxable equivalent adjustment	0.11%	0.35%	0.06%	0.06%	0.06%

Tax equivalent interest yield	4.88%	3.70%	6.44%	4.39%	3.32%

Nine months ended September 30, 2005

	Federal Funds	Investment	Interest	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$309,596	$458,062	$4,878,795	$3,417,193
Tax equivalent adjustment	3,629	49,045	52,674	52,674

Tax equivalent interest income	$313,225	$507,107	$4,931,469	$3,469,867

GAAP interest yield	2.99%	3.22%	5.48%	3.84%	3.21%
Taxable equivalent adjustment	0.03%	0.35%	0.06%	0.06%	0.06%

Tax equivalent interest yield	3.02%	3.57%	5.54%	3.90%	3.27%

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
Information Regarding Forward-Looking Statements
     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements also may be included in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

     The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals are forward looking. These statements are based on Old Line Bancshares, Inc.’s beliefs, assumptions and on information available to Old Line Bancshares, Inc. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares, Inc. to retain key personnel; the ability of Old Line Bancshares, Inc. to successfully implement its growth and expansion strategy; risk of loan losses; risks associated with the marine brokerage division; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares, Inc.; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, Inc.; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares, Inc.’s lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; and changes in economic, competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares, Inc. specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
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
Item 3. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-QSB, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of September 30, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f)) under the Exchange Act during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     Not applicable.
Item 4. Submission of Matters to a Vote of Securities Holders.
     None
Item 5. Other Information.
     Not applicable.
Item 6. Exhibits
3.1	Articles of Amendment and Restatement of Old Line Bancshares, Inc. (previously filed with, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended (File Number 000-50345).

3.1.1	Articles of Amendment of Old Line Bancshares, Inc.

3.1.2	Articles of Amendment of Old Line Bancshares, Inc.

10.36	Lease Agreement dated as of June 10, 2006 between Pointer Ridge Office Investment, LLC and Old Line Bank (1st Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.37	Lease Agreement dated as of June 10, 2006 between Pointer Ridge Office Investment, LLC and Old Line Bank (3rd Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.38	Lease Agreement dated as of June 10, 2006 between Pointer Ridge Office Investment, LLC and Old Line Bank (4th Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.39	Indemnity and Guaranty Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006.

31.1	Rule 13a-14(a)Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)Certification of Chief Financial Officer.

32	Rule 13a-14(b)Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.
Date: November 9, 2006	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Christine M. Rush
Christine M. Rush, Chief Financial Officer
(Principal Accounting and Financial Officer)