Form 10KSB
period 2006-12-31
OLD LINE BANCSHARES INC
filed 2007-03-28
CIK 1253317

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-50345
OLD LINE BANCSHARES, INC.
(Name of small business issuer in its charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	20-0154352 (I.R.S. Employer Identification No.)
1525 Pointer Ridge Place, Bowie, Md. 20716
(Address of principal executive offices) (Zip Code)
(301) 430-2500
(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common Stock, par value $0.01 per share	Name of exchange on which registered The NASDQ Stock Market LLC
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The issuer’s revenues for its most recent fiscal year were $12,052,088
The aggregate market value of the common equity held by non-affiliates was $41,974,246 as of March 19, 2007, based on a sales price of $11.00 per share of Common Stock, which is the sales price at which the Common Stock was last traded on March 16, 2007 as reported by the Nasdaq National Market.
The number of shares outstanding of the issuer’s Common Stock was 4,253,698.5 as of March 22, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.
Transitional Small Business Disclosure Format (check one):
Yes ☐   No ☑

OLD LINE BANCSHARES, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

		Page #
Part I

Item 1.	Description of Business	1
Item 2.	Description of Property	21
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters	23
Item 6.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	26
Item 7.	Financial Statements	55
	Report of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets December 31, 2006, 2005 and 2004
	Consolidated Statements of Income for the years ended
	December 31, 2006, 2005 and 2004
	Consolidated Statement of Changes in Stockholders’ Equity For
	the years ended December 31, 2006, 2005 and 2004
	Consolidated Statements of Cash Flows For the years ended
	December 31, 2006, 2005 and 2004
	Notes to Consolidated Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting
	And Financial Disclosure	85
Item 8A.	Controls and Procedures	85
Item 8B.	Other Information	85

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons, and Corporate
	Governance Compliance with Section 16 (a) of the Exchange Act	85
Item 10.	Executive Compensation	85
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	86
Item 12.	Certain Relationships and Related Transactions and Director Independence.	86
Item 13.	Exhibits	87
Item 14.	Principal Accountant Fees and Services	90

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
          Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $794,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. In connection with our execution of a guarantee for a construction loan made to Pointer Ridge by an unrelated bank, in November 2005 we reconsidered our investment in Pointer Ridge and determined that under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46R”), Pointer Ridge was a variable interest entity, but that Old Line Bancshares was not the primary beneficiary. Because we concluded that Old Line Bancshares was not the primary beneficiary of Pointer Ridge under FIN46R, we did not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we accounted for our investment in Pointer Ridge using the equity method.
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
          On August 25, 2006, we executed a new Indemnity and Guaranty Agreement (“Guaranty Agreement”) with a new lender that was effective upon Pointer Ridge’s execution of an Amended Promissory Note and Amended Deed of Trust. As required under FIN46R, we once again reconsidered our investment in Pointer Ridge. Because the new Guaranty Agreement definitively limits Old Line’s guaranty and the variability caused by previous contracts executed by Pointer Ridge ceases to exist, we have determined that Pointer Ridge is no longer a variable interest entity. Therefore, as of December 31, 2006, we have accounted for our investment in Pointer Ridge using the equity method.
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
          We are headquartered in Bowie, Maryland, approximately 10 miles east of Andrews Air Force Base and 20 miles east of Washington, D.C. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients. Our current primary market area is the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Charles and northern St. Mary’s. We also target customers throughout the greater Washington, D.C. metropolitan area. Our branch offices generally operate six days per week from 8:00 a.m. until 7:00 p.m. on weekdays and from 8:00 a.m. until noon on Saturday. None of our branch offices are open on Sunday.
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
Location and Market Area
          We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Charles and northern St. Mary’s. The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector.
          In the second quarter of 2006, we moved our headquarters location from Waldorf, Maryland to the Pointer Ridge location in Bowie, Maryland in Prince George’s County and we established a new branch at the Pointer Ridge location. A critical component of our strategic plan and future growth is Prince George’s County. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore. We currently have three branch locations in Prince George’s County including our newest branch, which opened in 2006. In August 2005, we opened a loan production office in College Park, Prince George’s County. We intend to open a branch in the office building in which the loan production office is located in 2008 and a new branch in Greenbelt, Prince George’s County in 2007.

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
          As part of our expansion efforts, in July 2004, Old Line Bank executed a lease and applied to regulatory authorities to open a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County, approximately 10 miles north of the Bowie, Maryland main office. In August 2004, we received regulatory authority to open the branch. We anticipated that construction of the building in which we planned to locate the branch would begin during the second or third quarter of 2006 and we expected to open the branch in the first quarter of 2007. However, the owner of the property was unable to complete the requirements contained in the lease and begin construction of the branch. We hope to either begin construction at this location or identify an alternative branch location in Anne Arundel County in 2007. Anne Arundel County borders the Chesapeake Bay and is situated in the high-tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living to many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.
Lending Activities
          General. Our primary market focus is on making loans to small and medium size businesses, entrepreneurs, professionals, consumers and high net worth clients in our primary market area. Our lending activities consist generally of short to medium term commercial business loans, commercial real estate loans, real estate construction loans, home equity loans and consumer installment loans, both secured and unsecured. As a niche-lending product, we provide luxury boat financing to individuals, who generally tend to be high net worth individuals. These boats are generally Coast Guard documented and have a homeport of record in the Chesapeake Bay or its tributaries.
          Credit Policies and Administration. We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, prior to funding, the loan committee consisting of the President, Chief Credit Officer, Chief Lending Officer and six members of the Board of Directors must approve by a majority vote all credit decisions in excess of a lending officer’s lending authority. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial condition of its borrowers and the concentration of loans in the portfolio.
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
          Commercial Business Lending . Our commercial business lending consists of lines of credit, revolving credit facilities, accounts receivable financing, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans. We originate commercial loans for any business purpose including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, contract administration and acquisition activities. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at Old Line Bank.

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
          Commercial Real Estate Lending. We finance commercial real estate for our clients, usually for owner occupied properties. We generally will finance owner-occupied commercial real estate at a maximum loan—to-value of 80%. Our underwriting policies and processes focus on the clients’ ability to repay the loan as well as an assessment of the underlying real estate. We originate commercial real estate loans on a fixed rate or adjustable rate basis. Usually, these rates adjust during a three, five or seven year time period based on the then current treasury or prime rate index. Repayment terms include amortization schedules ranging from three years to a maximum of 25 years with principal and interest payments due monthly and with all remaining principal due at maturity.
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
          Real Estate Construction Lending. This segment of our loan portfolio consists of funds advanced for construction of single family residences, multi-family housing and commercial buildings. These loans have short durations, meaning maturities typically of nine months or less. Residential houses, multi-family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. All of these loans are concentrated in our primary market area.
          Construction lending entails significant risks compared with residential mortgage lending. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. The value of the project is estimated prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To mitigate these risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property. We generally only offer real estate construction financing to experienced builders and commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take-out.” We also perform a complete analysis of the borrower and the project under construction. This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take out,” the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion bases. We inspect each project as needed prior to advancing funds during the term of the construction loan.
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

          Consumer Installment Lending.
          Luxury Boat Loans. We offer various types of secured and unsecured consumer loans. A primary aspect of our consumer lending is our financing for luxury boat purchases ($21.6 million or 96.86% of the consumer loans, excluding consumer real estate, and 14.26% of gross loans at December 31, 2006). Our average loan in the luxury boat loan category is approximately $150,000, with an 18 year term and a fixed interest rate. Our internal analysis and industry statistics indicate that the average life of these loans is approximately 42 months as the purchaser either trades or sells the vessel. These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets. Further, payment on these loans depends on the borrower’s continuing financial stability. Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay. To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans. As a general guideline, the individuals’ debt service should not exceed 36% of their gross income, they must own their home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%. To ascertain value, we generally receive a survey of the boat from a qualified surveyor and/or a current purchase agreement and compare the determined value to published industry values. The majority of these boats are United States Coast Guard documented vessels and we obtain a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title. As a result of these stringent guidelines, this segment of our portfolio has experienced minimal delinquency. Since inception of the portfolio in 1997, only two accounts have experienced 30-day delinquency with total losses in the portfolio of $20,000 from one account.
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
          Lending Limit. As of December 31, 2006, our legal lending limit for loans to one borrower was approximately $4.7 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.
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
Other Banking Products
          We offer our customers safe deposit boxes, wire transfer services, debit cards, ATM machines at all of our branch locations and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers. With our Internet banking service, our customers may view their accounts on-line and electronically remit bill payments. Our commercial account services include direct deposit of payroll for our commercial clients’ employees and an overnight sweep service.
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
          As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. During 2004 and 2005, we did not use brokered deposits. In the first quarter of 2006, we did begin using brokered certificate of deposits through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. In the fourth quarter of 2006, we also purchased brokered deposits.
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

Employees
          As of March 1, 2007, Old Line Bank had 52 full time and 4 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good. Old Line Bancshares, Inc. has no employees.
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
          Historically, the Federal Reserve Board was required to approve, among other things, the acquisition by a proposed bank holding company of control of more than 5% of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) repealed many of the restrictions on interstate acquisitions of banks by bank holding companies in September 1995. As a result of the Riegle-Neal Act, subject to certain time and deposit base requirements, we can acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.
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
          Effective March 11, 2000, pursuant to authority granted under the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.
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
          The following references to the laws and regulations which regulate Old Line Bank are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations.

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
Gramm-Leach-Bliley Act
          The GLBA substantially altered the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.
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
          State member banks are expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of Tier 1 Capital. In general, this requirement is similar to the capital that a bank must have in order to be considered “adequately capitalized” under the prompt corrective action regulations. See “Prompt Corrective Action.” Old Line Bank currently complies with this minimum requirement.
          Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale” in accordance with SFAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

          In addition to the risk-based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% — 5.0% or more. The highest-rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A bank having less than the minimum Leverage Capital Ratio requirement must, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank will achieve its minimum Leverage Capital Ratio requirement. A bank which fails to file such a plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease-and-desist order. Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.
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
          An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty will be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty will expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

          Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital, restricting transactions affiliates, requiring divestiture of the institution or sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.
          A “critically undercapitalized institution” will be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and the federal regulators agree to an extension. In general, good cause is defined as capital that has been raised and is immediately available for infusion into the bank except for certain technical requirements that may delay the infusion for a period of time beyond the 90 day time period.
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
Regulatory Enforcement Authority
          The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) included substantial enhancement to the enforcement powers available to federal banking regulators, including the Federal Reserve Board. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.
          The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Assessment rates for BIF deposits currently range from 5 basis points to 43 basis points. Old Line Bank was assigned to a capital and supervisory subcategory that had an assessment rate of 0 in 2006 and has not yet been assigned to a capital and supervisory subcategory for 2007. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the approximate $8.1 billion Financing Corporation noncallable bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve a designated reserve ratio for BIF deposits. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of Old Line Bank.
          Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
Maryland Regulatory Assessment
          The Maryland Commissioner of Financial Regulation in the Department of Labor, Licensing and Regulation assesses state chartered banks to cover the expense of regulating banking institutions. The Commissioner assesses each banking institution the sum of $1,000, plus $0.08 for each $1,000 of assets of the institution over $1,000,000, as disclosed on the banking institution’s most recent financial report.
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
          In addition, Old Line Bank is subject to the provisions of Section 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Bank (collectively, “Regulation W”), which limit the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates, and limits the amount of advances to third parties collateralized by the securities or obligations of affiliates. Regulation W limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of Old Line Bank and also limits the aggregate amount of transactions with all affiliates to 20% of capital and surplus. Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Regulation W, and the purchase of low quality assets from affiliates is generally prohibited.
          Regulation W, among other things, prohibits an institution from engaging in certain transactions with certain affiliates (as defined in the Federal Reserve Act) unless the transactions are on terms substantially the same, or at least as favorable to such institution and/or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated entities. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards that in good faith would be offered to or would apply to non-affiliated companies. In addition, under Regulation W:
•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

          Regulation W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.
          Old Line Bank also is subject to the restrictions contained in Sections 22(g) and 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder (collectively, “Regulation O”), which govern the loans and extensions of credit to executive officers, directors and principal stockholders. Under Regulation O, loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution’s unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution’s unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any “interested” director not participating in the voting. Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.
          All of Old Line Bank’s loans to its and Old Line Bancshares, Inc.’s executive officers, directors and greater-than-10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation W and Regulation O.
          We have entered into banking transactions with our directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business. We make any loans and loan commitments in accordance with all applicable laws.
Loans to One Borrower
          Old Line Bank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of Old Line Bank’s unimpaired capital and surplus.
Liquidity
          Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2006, amounts in transaction accounts above $8,500,000 and up to $45,800,000 must have reserves held against them in the ratio of three percent of the amount. Amounts above $45,800,000 require reserves of $1,119,000 plus 10 percent of the amount in excess of $45,800,000. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. Old Line Bank is in compliance with its reserve requirements.

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
Community Reinvestment Act
          Old Line Bank is required to comply with the Community Reinvestment Act (“CRA”) regardless of its capital condition. The CRA requires that, in connection with its examinations of Old Line Bank, the Federal Reserve evaluates the record of Old Line Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Old Line Bank received a “Satisfactory” rating in its latest CRA examination.
USA Patriot Act
          On October 26, 2001, President Bush signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Old Line Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue additional regulations that will further clarify the USA Patriot Act’s requirements.
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
          The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulations cannot be predicted with certainty.
Check 21
          On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as “Check 21.” The new law, which became effective on October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:
•	allowing check truncation without making it mandatory;

•	requiring that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.
Consumer Credit Reporting
          On December 4, 2003, President George W. Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) became effective in 2004. The FCRA Amendments include, among other things:
•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include us), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.
          The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because none of our affiliates is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.
Federal Deposit Insurance Reform
          On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). Among other things, FDIRA changes the Federal deposit insurance system by:
•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the “DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.
          FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

          The FDIC was required to adopt rules implementing the various provisions of FDIRA by November 5, 2006. The rules adopted include:
•	Inflation Index; Certain Retirement Accounts and Employee Benefit Plan Accounts (effective 10/12/2006);

•	One-time Assessment Credit (effective 11/17/2006);

•	Assessment Dividends (effective 1/1/2007);

•	Operational Processes Governing the FDIC’s Deposit Insurance Assessment Statement (effective 1/1/2007);

•	Risk-Based Assessment System (effective 1/1/2007);

•	Designated Reserve Ratio (effective 1/1/2007); and

•	Official FDIC Sign and Advertising of FDIC Membership (effective 11/13/2007).
Other Regulations
          Interest and other charges we collect or contract for are subject to state usury laws and federal laws concerning interest rates. For example, under the Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.
          Our loan operations are also subject to federal laws applicable to credit transactions, such as the following:
•	The Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
          Our deposit operations are subject to the following:
•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
Proposed Legislation and Regulatory Actions
          New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies
          Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Forward Looking Statements
          Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors”, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report, including with respect to anticipated expansion and the opening of new branches, growth of customer relationships and anticipated operating results, include forward-looking statements. These forward-looking statements include statements regarding profitability, liquidity, allowance for loan losses, interest rate sensitivity, market risk and financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report, which identifies a risk or uncertainty. Our actual results and the actual outcome of our expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.
Risk Factors
          You should consider carefully the following risks, along with other information contained in this Form 10-KSB. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 6-Management’s Discussion and Analysis of Financial Condition and Results of Operations. If any of the following events actually occur, it could materially and adversely affect our business and financial results.
          We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations and our business could suffer. Our success depends substantially on the skills and abilities of our senior management team, including Mr. Cornelsen, our President and Chief Executive Officer, Mr. Burnett, our Executive Vice President and Chief Lending Officer, and Ms. Rush, our Executive Vice President, Chief Financial Officer and Chief Credit Officer. They provide valuable services to us and would be difficult to replace. Although we have entered into employment agreements with these executives, the existence of such agreements does not assure that we will be able to retain their services.
          Also, our growth and success and our anticipated future growth and success, in a large part, is due and we anticipate will be due to the relationships maintained by our banking executives with our customers. The loss of services of one or more of these executives or other key employees could have a material adverse effect on our operations and our business could suffer. The experienced commercial lenders that we have hired are not a party to any employment agreement with us and they could terminate their employment with us at any time and for any reason.
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
          We plan to open a new branch in Greenbelt in Prince George’s County, Maryland during the second quarter of 2007. We also hope to open a new branch in Crofton in Anne Arundel County, Maryland during 2007. Additionally, we intend to open a branch in College Park in Prince George’s County in January 2008. With respect to these branches or any other branches that we may open, we may not be able to correctly identify profitable or growing markets for such new branches. If we were to acquire another financial institution or branch thereof, we may not be able to integrate the institution or branch into our operations. Also, the costs to start up new branch facilities or to acquire existing financial institutions or branches thereof, and the additional costs to operate these facilities, will increase our non-interest expense. It may also be difficult to adequately and profitably manage the anticipated growth from the new branches or acquisitions and we may not be able to maintain the relatively low levels of charge-offs and nonperforming loans that we have experienced.

          If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.
          Our focus on commercial and real estate loans may increase the risk of credit losses. We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans, which includes luxury boat financing. We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Washington, D.C. While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, a major change in the real estate market could have an adverse effect on our customers, which in turn could adversely impact us.
          Our marine brokerage division may not be successful. In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a boat loan broker and to originate loans for Old Line Bank. This division incurred non-interest expenses of $449,000 for the year ended December 31, 2006 and increased non-interest revenue by $455,000 during the same period. We may not continue generating sufficient volume from this division to exceed the division’s costs, and there can be no assurance that this division will ever generate sufficient volume to significantly contribute to our overall revenues and net profit. Also, the financial institutions to whom we broker loans will, among other things, evaluate our financial performance and the underlying performance of the loans we broker. If any of the investors to whom we broker loans terminate their relationships with us and we are not able to enter into new relationships with other investors it could adversely affect the success of this division.
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
          The market value of our investments could negatively impact stockholders’ equity. Approximately 83.44% of our securities investment portfolio (and 6.47% of total assets) at December 31, 2006 has been designated as available for sale pursuant to Statement of Financial Accounting Standards (SFAS) No. 115 relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. As of December 31, 2006, we had unrealized losses in our available for sale portfolio of $280,092 ($171,921 net of taxes). If the market value of the available for sale investment portfolio declines further, this will cause a corresponding decline in stockholders’ equity.

          Because Old Line Bank serves a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse. Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Charles and northern St. Mary’s. We are expanding in Prince George’s County and Anne Arundel County, Maryland and may expand in contiguous northern and western counties, such as Montgomery County and Howard County, Maryland. However, broad geographic diversification is not currently part of our community bank focus. As a result, if our market area suffers an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.
          Old Line Bank faces substantial competition which could adversely affect our growth and operating results. Old Line Bank operates in a competitive market for financial services and faces intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and lending limits than Old Line Bank, and are able to offer certain services that we are not able to offer. If Old Line Bank cannot attract deposits and make loans at a sufficient level, its operating results will suffer, as will its opportunities for growth.
          We face limits on our ability to lend. We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2006, we were able to lend approximately $4.7 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.
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
          Our stock benefit plans will increase our expenses, which may reduce our profitability and stockholders’ equity. Pursuant to our compensation plans, we expect to grant additional stock options. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which we implemented in January 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions be accounted for using a fair-value-based method and the resulting cost to be recognized in the financial statements over the option vesting periods. Recording compensation expense in our statement of income for stock options using the fair value method has in 2006 and could continue to have a significant negative effect on our reported financial results, particularly if we grant a significant number of options in future periods.

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
Item 2. Description of Property
          In July 2006, we moved our main office facility from Waldorf, Maryland to 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County and established a branch in this facility. Pointer Ridge Office Investment, LLC, an entity 50% owned by us and in which we currently have a $793,714 investment, owns this property. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. On June 6, 2006, we executed leases for 2,557 square feet on the 1st floor of the building for a new branch office, 5,449 square feet on the 3rd floor and 11,053 square feet on the 4th floor of this building for our new headquarters. The leases which commenced on July 1, 2006, are for thirteen years, with two, five-year renewal options. Payment terms on the leases are “triple net” with basic monthly payments of $40,558 and 3% annual increases.
          We acquired a full service banking branch and office facility located at 2995 Crain Highway in Waldorf, Maryland, in 1998 for $750,000, renovated the space at a cost of approximately $716,000, and moved our main office into it from our branch office located at 12080 Old Line Centre in Waldorf, Maryland. As an accommodation to the seller, we purchased this facility subject to a 99-year lease that we have paid in full. In 2004, we exercised the option to purchase the facility for $1.00. In July 2006 we moved our headquarters from this location to 1525 Pointer Ridge Place, Bowie, Maryland. We have retained our branch office at 2995 Crain Highway and plan to lease the remainder of the space in this building. We have not currently identified a tenant for this space.
          We continue to maintain a branch operation at the Old Line Centre location, and have done so since 1989. The lease, which commenced in August 1999, is for ten years with two, five-year renewal options. Payment terms on the lease are “triple net,” at $4,773 monthly with 1.5% annual increases.
          In 1995, we opened a branch at 15808 Livingston Road in Accokeek, Maryland in Prince George’s County in leased facilities. In March 2003, we purchased the Accokeek location for $155,877.
          Our Clinton, Maryland, Prince George’s County branch, located at 7801 Old Branch Avenue, was opened in September 2002 in leased space. In November 2006, the monthly rent at this facility increased from $825 to $2,301. Exclusive of the monthly rent, we pay no utilities or other expenses associated with this facility. The lease incorporates additional increases in monthly rent in October 2008 to $2,685 and 1.5% every year thereafter. The lease term is for a period of ten years, with three, five-year renewal options.
          Our loan production office in College Park, Prince George’s County, Maryland is located in leased space on the fourth floor of a four story building located at 9658 Baltimore Avenue. The lease which commenced in August 2005 is for two years and six months. Payment terms on the lease are “triple net,” at $2,601 monthly, with 3% annual increases. We have also leased space for a branch on the first floor of this building commencing January 2008 at $5,000 monthly (“triple net”) with 3% annual increases. The term for this space is 10 years with two five year renewal terms.

          In August 2004, we announced plans to open a branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton Maryland approximately 10 miles north of Pointer Ridge, the new Bowie, Maryland office. We planned to open that branch in the fourth quarter of 2005 or the first quarter of 2006. However, the owner of the property experienced engineering delays related to the construction of the facility that delayed Anne Arundel County’s issuance of a building permit. The owner has received a building permit from Anne Arundel County. As a result of various delays, the owner has not yet started construction. We remain in discussions with the property owner regarding opening the branch. At this time, we are uncertain if or when this branch may open. We plan to continue discussions with the property owner while researching alternative locations.
          Our loan production office in Gaithersburg, Montgomery County, Maryland is located in a leased space in an office building located at 12165 Darnestown Road, Gaithersburg, Maryland. The lease commenced on September 1, 2006 and is for twelve months. The total monthly lease payment for this facility is $500 a month.
          In January 2007, we announced plans to open a branch in Greenbelt, Maryland. We plan to lease 2,700 square feet of space on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Prince George’s County, Maryland. The lease has an initial term of five years commencing when the applicable public authority has issued a certificate of occupancy for Old Line Bank to occupy the premises. The lease is “triple net” with fixed basic monthly rent of $5,175 with 3% annual increases. The lease has an initial term of five years. After providing nine months written notice and paying a termination fee, Old Line Bank may terminate the lease after the 2nd anniversary of the commencement date. We have the right to extend the term of the lease for three additional five year terms. We anticipate we will open this branch during the third quarter of 2007.
          On January 31, 2007, Old Line Bank also entered into a lease agreement to lease approximately 33,000 square feet of ground area located at the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane in Greenbelt, Prince George’s County Maryland and a free-standing bank building that Old Line Bank will construct. The lease commences on the earlier to occur of (i) the date on which Old Line Bank first opens for business at the premises, or (ii) 785 days after January 31, 2007. The lease has an initial term of 30 years with two successive renewal periods of ten years. The initial monthly installments on this lease are $8,750. Old Line Bank plans to move the 6301 Ivy Lane, Greenbelt, Maryland branch into this new facility.
Item 3. Legal Proceedings
          From time to time, Old Line Bancshares, Inc. or Old Line Bank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2006, there were no material pending legal matters or litigation for Old Line Bank or Old Line Bancshares, Inc.
Item 4. Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Common Stock Prices
          The table below shows the high and low sales information as reported on the Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions. The prices quoted for the first quarter of 2005 were adjusted to reflect our 20% stock dividend paid March 24, 2005.

	Sale Price Range

	High	Low
2005
First Quarter	$12.50	$9.79
Second Quarter	11.00	8.90
Third Quarter	11.00	9.60
Fourth Quarter	10.50	9.87

2006
First Quarter	$12.00	$10.36
Second Quarter	12.00	11.50
Third Quarter	11.92	11.00
Fourth Quarter	11.70	10.50
          As of December 31, 2006, there were 4,253,698.5 shares of common stock issued and outstanding held by approximately 270 stockholders of record. There were 182,820 shares of common stock issuable on the exercise of outstanding stock options 139,353 of which were exercisable. The remaining 43,467 are exercisable as follows:

Date Exercisable	# of Shares
August 1, 2007	6,400
November 1, 2007	3,000
December 31, 2007	12,267
August 1, 2008	6,400
November 1, 2008	3,000
August 1, 2009	6,400
November 1, 2009	3,000
November 1, 2009	3,000

Total	43,467

Dividends
     We have paid the following dividends:

	2006	2005	2004
March	$0.025	$0.025	$0.025
June	0.030	0.024	0.025
September	0.030	0.026	0.025
December	0.030	0.025	0.025

Total	$0.115	$0.100	$0.100

          Our ability to pay dividends in the future will depend on the ability of Old Line Bank to pay dividends to us. Old Line Bank’s ability to continue paying dividends will depend on Old Line Bank’s compliance with certain dividend regulations imposed upon us by bank regulatory authorities. In addition, we will consider a number of other factors, including our income and financial condition, tax considerations, and general business conditions before deciding to pay additional dividends in the future. There can be no assurance that we will continue to pay dividends to our stockholders.

SELECTED FINANCIAL DATA
          The following table summarizes Old Line Bancshares, Inc.’s selected financial information and other financial data. The selected balance sheet and statement of income data are derived from our audited financial statements. This information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

Year Ended December 31,	2006	2005	2004

	(Dollars in thousands, except per share data)

Income Statement Data:
Interest revenue	$11,023	$7,004	$4,890
Interest expense	3,730	2,128	1,163
Net interest income	7,293	4,876	3,727
Provision for loan losses	339	204	220
Non-interest revenue	1,029	621	554
Non-interest expense	5,561	3,576	2,806
Income taxes	848	578	438
Net income	1,574	1,139	817

Per Share and Shares Outstanding Data: (1)
Basic net income	$0.37	$0.44	$0.38
Diluted net income	0.37	0.44	0.38
Cash dividends declared	0.115	0.10	0.10
Book value at period end	$8.18	$7.89	$6.33
Shares outstanding, period end	4,253,699	4,248,899	2,131,673
Average shares outstanding, basic	4,250,240	2,559,627	2,127,837
Average shares outstanding, diluted	4,275,886	2,585,170	2,163,915

Balance Sheet Data:
Total assets	$218,131	$169,028	$113,569
Total loans, net	150,417	104,249	81,505
Total investment securities	16,921	16,130	17,817
Total deposits	169,672	119,672	88,965
Stockholders’ equity	34,816	33,516	13.494

Performance Ratios:
Return on average assets	0.86%	0.85%	0.82%
Return on average equity	4.58%	6.38%	6.27%
Net interest margin(2)	4.37%	3.93%	4.07%

Asset Quality Ratios:
Allowance to period-end loans	0.85%	0.91%	0.91%
Non-performing assets to total assets	0.00%	0.00%	0.00%
Non-performing assets to provision for loan losses	0.00%	0.00%	0.00%

Capital Ratios:
Tier I risk-based capital	20.5%	27.5%	15.4%
Total risk-based capital	21.2%	28.3%	16.3%
Leverage capital ratio	17.5%	21.5%	12.7%
Total equity to total assets	16.0%	19.8%	11.9%
Dividend payout ratio for period	31.1%	23.5%	26.1%

(1)	All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, for our 20% stock dividend paid on March 24, 2005.
(2)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating-Reconciliation of Non-GAAP Measures.”

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All share amounts and dollar amounts per share with regard to the common stock have been adjusted, unless otherwise indicated, to reflect our 20% stock dividend paid on March 24, 2005.
Overview
          We are pleased to report that we once again achieved record earnings in 2006 of $1.6 million and exceeded $200 million in total assets. As outlined in the financial table below, we saw significant growth in net income, loans and deposits during the year. In addition to meeting our financial goals, we also accomplished several non-financial objectives that we believe will allow us to continue to support our future growth. Specifically, during the year we:
•	Moved our corporate headquarters to Bowie, Maryland,

•	Opened a new branch at our new corporate headquarters location,

•	Established a loan production office in Gaithersburg, Maryland,

•	Expanded the geographic coverage of our Marine division,

•	Executed the lease for a new branch location in Greenbelt, Maryland,

•	Increased our corporate and branch staffing, and

•	Added a new individual to our Board of Directors.
          The new capital added in October 2005 allowed us to effectively service new and larger customer requirements, fund the infrastructure needed to support our growth and open new locations that we believe will enable us to continue to grow the organization and enhance future earnings. While the 2,096,538 additional shares issued during the capital offering in October 2005 negatively impacted earnings per share, we believe that the investment of these proceeds into loans, infrastructure and new locations will vastly improve the long term rewards for our shareholders, employees and customers.
          The following summarizes the highlights of our financial performance for the twelve month period ended December 31, 2006 compared to the twelve month period ended December 31, 2005:

	Twelve months ended December 31,
	(Dollars in thousands)

	2006	2005	$ Change	% Change

Net income	$1,574	$1,139	$435	38.19%
Interest revenue	11,023	7,004	4,019	57.38
Interest expense	3,730	2,128	1,602	75.28
Net interest income after provision for loan losses	6,954	4,672	2,282	48.84
Non-interest revenue	1,029	621	408	65.70
Non-interest expense	5,561	3,576	1,985	55.51
Average interest earning assets	169,436	126,087	43,349	34.38
Average non interest bearing deposits	33,723	28,995	4,728	16.31
Average gross loans	125,927	90,085	35,842	39.79
Average interest bearing deposits	99,709	74,655	25,054	33.56
Interest Margin (1)	4.37%	3.93%
Return on average equity	4.58%	6.38%
Earnings per share basic	$0.37	$0.44	$(0.07)	(15.91%)
Earnings per share diluted	0.37	0.44	(0.07)	(15.91%)

(1)	See “Reconciliation of Non-GAAP Measures”

Public Offering
          On October 21, 2005, we closed our public offering in which we sold 2,096,538 shares of common stock at a per share purchase price of $9.75. Our proceeds, after underwriters’ commissions and expenses, were $19.2 million. We used substantially all of the net offering proceeds to provide additional capital to Old Line Bank to support its growth and expansion. To date, we have invested these additional funds in liquid assets, specifically federal funds, and funded new loans. Over time, we expect to continue to deploy these funds into new loans. While the additional capital has had and should continue to have a positive impact on interest revenue and net interest income, the increase in the number of shares caused a negative impact on earnings per share.
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
          As outlined previously, Old Line Bancshares, Inc. owns a 50% equity investment in Pointer Ridge Office Investment, LLC. In April 2005, Pointer Ridge executed a contract with Waverly Construction Inc. (“Waverly”), an unrelated party, to construct an approximately 40,000 square foot commercial office building at 1525 Pointer Ridge Place, Bowie, Maryland. In July 2006, we moved into this building (from our existing main office in Waldorf, Maryland) and we lease approximately half of this building for our main office and operate a branch of Old Line Bank from this address.
          In August 2004, we announced plans to open a branch in Crofton, Maryland in Anne Arundel County, located at 1641 Route 3 North, Crofton, Maryland approximately 10 miles north of Pointer Ridge, the new Bowie, Maryland office. We planned to open that branch in the fourth quarter of 2005 or the first quarter of 2006. However, the owner of the property experienced engineering delays related to the construction of the facility that delayed Anne Arundel County’s issuance of a building permit. The owner informed us he has received a building permit from Anne Arundel County. As a result of various delays, the owner has not yet started construction. We remain in discussions with the property owner regarding opening the branch. At this time, we are uncertain if or when this branch may open. We plan to continue discussions with the property owner while researching alternative locations.
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
          We also plan to open a new branch in Greenbelt (Prince George’s County), Maryland. Initially, we will open this branch on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Maryland. We anticipate we will open this branch during the 3rd quarter of 2007. Upon completion of construction of a bank building, we plan to move this branch to the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane, Greenbelt, Maryland.
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
          As we expected, the addition of these individuals caused an increase in salary and benefit expenses and an increase in rent expense in 2006. During the fourth quarter of 2005 and the entire year of 2006, these individuals developed and established several new customer relationships for us that had a positive impact on deposit and loan growth. As a result of their efforts, we anticipate the bank will experience continued improvement in loan growth during 2007 and beyond.
          In July 2006, we hired a new Vice President of Business Development who was formerly Executive Director of the Prince George’s County Chamber of Commerce. This individual works from our Bowie main office. We expect this individual’s expertise and market knowledge will allow us to continue to enhance our presence in the Prince George’s County market and beyond.
          In August 2006, we hired a new Vice President of Commercial Lending who has over 30 years of lending experience and is a significant addition to our lending team. This individual operates from a loan production office in Gaithersburg (Montgomery County), Maryland. We anticipate this lender’s expertise and market knowledge will allow us to expand our presence into southern Montgomery County and the District of Columbia.
          The additional capital from the offering should allow us to continue to leverage our balance sheet to support the anticipated loan growth from these new hires.
          Old Line Marine Division
          In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a luxury boat loan broker and to originate loans for Old Line Bank. We hired a veteran in the marine lending industry with over 27 years of experience to head this division. Since that time, we have hired three additional sales representatives. Currently we have sales representatives in Annapolis, Maryland, Virginia Beach, Virginia and Wilmington, North Carolina. These representatives service the market from New York to Florida. Prior to joining us, each of these individuals operated as brokers in these markets. We conduct secondary market activity in our marine division as a broker and we earn a fee. In addition to increasing our non-interest income, we expect to capitalize on our relationships with high net worth individuals through this division.
          The establishment of this division increased non-interest expense by approximately $449,000 for the twelve months ended December 31, 2006 and increased non-interest revenue by $455,000 during the same period. During the twelve months ended December 31, 2006, this division had a modest positive impact on net income. We anticipate this division will improve its profitability in 2007 and have a modest, positive impact on net income for the year.
          Addition to the Board of Directors
          In February 2007, we announced the appointment of John M. Suit, II to our Board of Directors. Mr. Suit formerly served as President and Chief Executive Officer of Farmers National Bancorp and Farmers National Bank of Maryland from 1989-1996 and later as Chairman of the Board of Farmers Bank of Maryland from 1996-2003. Most recently, following the 2003 Branch Bank and Trust (BB&T) acquisition of Farmers Bank of Maryland, Mr. Suit was a senior advisor and Senior Vice President for BB&T. Mr. Suit will serve on the Audit and Loan Committees.

          Other Opportunities
          We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, telephone banking and Internet banking with on-line account access and bill payer service. We will continue to evaluate cost effective ways that technology can enhance our management, products and services. In 2007, we plan to offer to selective commercial customers the ability to remotely capture their deposits and electronically transmit them to us. We anticipate that this service will modestly increase equipment cost, reduce courier fees, and positively impact deposit growth.
          We continually evaluate new products and services that may enhance the service we provide our customers. In February 2006, we began accepting brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts that exceed current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network.
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
          2006 compared to 2005
          Net interest income after provision for loan losses for the year ended December 31, 2006 increased $2.3 million or 48.94% to $7.0 million from $4.7 million for the same period in 2005. The increase was primarily attributable to an increase in total average interest earning assets. The proceeds from the capital offering together with loan growth caused the increase in average interest earning assets.
          Interest revenue increased from $7.0 million for the twelve months ended December 31, 2005 to $11.0 million for the same period in 2006. Interest expense for all interest bearing liabilities amounted to $3.7 million for the twelve months ended December 31, 2006 versus $2.1 million for the twelve months ended December 31, 2005. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of substantial increases in earning assets and increasing market interest rates. The increase in earnings assets continued to be directly attributable to the increased legal lending limit, the addition of the three new loan officers in the College Park loan production office and increased business development efforts from the entire Old Line Bank lending team. Additionally, we believe that the move to our new Bowie headquarters and the opening of the Bowie branch provided us with increased name recognition that also contributed to our growth.
          Our net interest margin was 4.37% for the twelve months ended December 31, 2006, as compared to 3.93% for the twelve months ended December 31, 2005. The increase in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 95 basis points from 5.62% in 2005 to 6.57% in 2006, and average interest-earning assets grew by $43.3 million. An 84 basis point increase of the yield on average interest-bearing liabilities from 2.44% in 2005 to 3.28% in 2006, and a $26.2 million increase in interest bearing liabilities partially offset these improvements.
          The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2006, the prime rate was 7.25% by December 31, 2006 it had increased to 8.25%. On January 1, 2005, it was 5.25% and on December 31, 2005 it was 7.25%. The yield also improved because loans, net of allowance comprised 73.59% of total average interest earning assets in 2006 versus 70.74% in 2005.

          The increased interest rates allowed us to earn a 152 basis point higher average yield on our federal funds and an 80 basis point higher average yield on our loan portfolio. The increased market interest rates, the introduction of the CDARS product in February 2006, and the purchase of $10.1 million in brokered certificates of deposit in the 3rd quarter of 2006 caused the cost of average interest bearing liabilities to increase 84 basis points during the period. We expect further improvement in our net interest margin during 2007 because we expect the volume of and rates on loans to grow at a faster rate than the volume of and rates on interest bearing liabilities. We will offer promotional campaigns to attract deposits throughout the year or seek brokered deposits, if required, to maintain an acceptable loan to deposit ratio.
          Because of the three loan officers in the College Park loan production office, increased recognition in the Prince George’s County market, the addition of the Bowie and Greenbelt branches, the loan production office in Gaithersburg, the new addition to the Board of Directors and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2007. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our net interest income, although there is no assurance that this will be the case.
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
          The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2004, the federal funds rate was 0.94% and on December 31, 2004 the federal funds rate was 1.97% and on December 31, 2005 it was 4.09%. The prime rate was 4.00% on January 1, 2004, it was 5.25% on December 31, 2004 and on December 31, 2005 it was 7.25%.
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
Average Balances, Interest and Yields

	2006			2005			2004
	Average			Average			Average
	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$26,348,931	$1,318,670	5.00%	$18,195,459	$633,182	3.48%	$4,055,755	$51,368	1.27%
Interest-bearing deposits	1,753	23	1.31	57,260	2,124	3.71	551,093	16,746	3.04
Investment securities(1)(2)
U.S. Treasury	4,000,200	133,465	3.34	4,000,400	133,465	3.34	3,654,031	119,041	3.26
U.S. Government agency	8,039,268	284,778	3.54	7,431,990	247,993	3.34	8,752,327	308,354	3.52
Mortgage-backed securities	1,658,240	65,186	3.93	2,146,501	84,139	3.92	2,988,771	118,088	3.95
Tax exempt securities	3,324,982	163,691	4.92	3,447,709	160,550	4.66	3,401,218	163,754	4.81
Other	1,367,533	81,109	5.93	1,607,775	45,912	2.86	1,015,507	35,097	3.46

Total investment securities	18,390,223	728,229	3.96	18,634,375	672,059	3.61	19,811,854	744,334	3.76

Loans: (3)
Commercial	25,996,077	2,180,477	8.39	13,050,801	999,552	7.66	9,224,604	648,870	7.03
Mortgage	77,545,669	5,713,871	7.37	54,257,380	3,582,824	6.60	39,958,732	2,388,944	5.98
Installment	22,385,611	1,185,854	5.30	22,776,395	1,190,587	5.23	20,517,755	1,112,861	5.42

Total loans	125,927,357	9,080,202	7.21	90,084,576	5,772,963	6.41	69,701,091	4,150,675	5.95
Allowance for loan losses	1,232,674	—		884,562	—		654,007	—

Total loans, net of allowance	124,694,683	9,080,202	7.28	89,200,014	5,772,963	6.47	69,047,084	4,150,675	6.01

Total interest-earning assets(1)	169,435,590	11,127,124	6.57	126,087,108	7,080,328	5.62	93,465,786	4,963,123	5.31

Noninterest-bearing cash	3,848,386			3,083,227			2,471,507
Premises and equipment	2,984,349			2,393,397			2,278,670
Other assets	6,314,672			3,102,641			1,108,945

Total assets(1)	$182,582,997			$134,666,373			$99,324,908

Liabilities and Stockholders’ Equity:
Interest-bearing deposits Savings	$8,693,260	$60,720	0.70	$9,374,143	$47,168	0.50	$11,252,236	$54,698	0.49
Money market and NOW	22,453,969	343,202	1.53	17,794,352	156,523	0.88	16,912,834	78,162	0.46
Other time deposits	68,561,412	2,815,904	4.11	47,486,890	1,587,004	3.34	30,438,116	800,697	2.63

Total interest-bearing deposits	99,708,641	3,219,826	3.23	74,655,385	1,790,695	2.40	58,603,186	933,557	1.59
Borrowed funds	13,831,772	509,851	3.69	12,624,230	337,258	2.67	6,036,503	229,696	3.81

Total interest-bearing liabilities	113,540,413	3,729,677	3.28	87,279,615	2,127,953	2.44	64,639,689	1,163,253	1.80
Non-interest-bearing deposits	33,723,186			28,995,265			21,222,852

	147,263,599	3,729,677	2.53	116,274,880	2,127,953	1.83	85,862,541	1,163,253	1.35
Other liabilities	941,585			536,458			431,255
Stockholders’ equity	34,377,813			17,855,035			13,031,112

Total liabilities and stockholders’ equity	$182,582,997			$134,666,373			$99,324,908

Net interest spread(1)			3.29			3.18			3.51
Net interest income(1)		$7,397,447	4.37%		$4,952,375	3.93%		$3,799,870	4.07%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	We had no non-accruing loans for the periods presented.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.
Rate/Volume Variance Analysis

	Twelve months Ended December 31,			Twelve months Ended December 31,
	2006 compared to 2005			2005 compared to 2004
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest Earning Assets:
Federal funds sold(1)	$685,488	$401,747	$283,741	$581,814	$402,240	$179,574
Interest bearing deposits	(2,101)	(42)	(2,059)	(14,622)	391	(15,013)
Investment Securities(1)
U.S. Treasury	—	—	—	14,424	3,132	11,292
U.S. Government agency	36,785	16,502	20,283	(60,361)	(13,885)	(46,476)
Mortgage-backed securities	(18,953)	187	(19,140)	(33,949)	(679)	(33,270)
Tax exempt securities	3,141	8,860	(5,719)	(3,204)	(5,440)	2,236
Other	35,197	42,068	(6,871)	10,815	(9,677)	20,492
Loans:
Commercial	1,180,925	189,317	991,608	350,682	81,700	268,982
Mortgage	2,131,047	594,020	1,537,027	1,193,880	338,821	855,059
Installment	(4,733)	15,705	(20,438)	77,726	(44,692)	122,418

Total interest revenue(1)	4,046,796	1,268,364	2,778,432	2,117,205	751,911	1,365,294

Interest-bearing liabilities
Savings	13,552	16,956	(3,404)	(7,530)	1,673	(9,203)
Money market and NOW	186,679	145,674	41,005	78,361	74,306	4,055
Other time deposits	1,228,900	525,011	703,889	786,307	337,924	448,383
Borrowed funds	172,593	140,352	32,241	107,562	(143,430)	250,992

Total interest expense	1,601,724	827,993	773,731	964,700	270,473	694,227

Net interest income(1)	$2,445,072	$440,371	$2,004,701	$1,152,505	$481,438	$671,067

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

          Provision for Loan Losses
          Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. We add back recoveries on loans previously charged to the allowance.
          The provision for loan losses was $339,000 for the year ended December 31, 2006, as compared to $204,000 for the year ended December 31, 2005, an increase of $135,000 or 66.18%. During the twelve month period, we increased the provision for loan losses because of the 44.34% growth in our loan portfolio, particularly the commercial real estate segment.
          The provision for loan losses was $204,000 for the year ended December 31, 2005, as compared to $220,000 for the year ended December 31, 2004, a decrease of $16,000 or 7.27%. The decrease was primarily the result of changes in the composition of the portfolio and recoveries. Additionally, our review of our 18 month historical loss experience and delinquency in the various segments of the portfolio did not warrant a higher provision.
          We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commissions SAB No. 102, Loan Loss Allowance Methodology and Documentation; the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision.
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

          We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management’s estimation increase the risk inherent in the category. If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category. For all periods presented, there were no specific adjustments made for concentrations of credit or economic considerations. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience. These factors include, but are not limited to, changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
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
          The allowance for loan losses represents 0.85% of total loans at December 31, 2006, and 0.91% at December 31, 2005 and 2004. We have no exposure to foreign countries or foreign borrowers. For seven years, we have had no non-performing loans and minimal past dues and charge-offs. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

          The following table represents an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

Year Ended December 31,	2006	2005	2004

Balance, beginning of period	$954,706	$744,862	$547,690
Provision for loan losses	339,000	204,000	220,000

Chargeoffs:
Commercial	(15,772)	—	(20,599)
Mortgage	—	—	—
Installment	(2,685)	(135)	(18,408)

Total chargeoffs	(18,457)	(135)	(39,007)
Recoveries:
Commercial	—	2,997	—
Mortgage	—	—	—
Installment	5,147	2,982	16,179

Total recoveries	5,147	5,979	16,179

Net (chargeoffs) recoveries	(13,310)	5,844	(22,828)

Balance, end of period	$1,280,396	$954,706	$744,862

Allowance for loan losses to gross loans	0.85%	0.91%	0.91%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.011%	(0.006%)	0.033%
          The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

December 31,	2006		2005		2004

		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category

Installment & others	$8,939	0.45%	$6,995	0.57%	$7,120	0.72%
Boat	169,093	14.29	148,045	21.22	148,411	25.35
Mortgage	869,101	61.55	483,245	60.21	401,585	60.27
Commercial	233,263	23.71	316,421	18.00	187,746	13.66

Total	$1,280,396	100.00%	$954,706	100.00%	$744,862	100.00%

          Non-interest Revenue
          2006 compared to 2005
          Non-interest revenue totaled $1.0 million for the twelve months ended December 31, 2006, an increase of $408,182 or 65.74% from the 2005 amount of $620,862. Non-interest revenue for the twelve months ended December 31, 2006 and December 31, 2005 included fee income from service charges on deposit accounts, broker origination fees from the marine division, income from our investment in real estate, LLC (Pointer Ridge) and other fees and commissions.
          For the twelve months ended December 31, 2006, service charges on deposit accounts increased $24,616, marine division broker origination fees increased $282,069, and earnings on bank owned life insurance increased $67,522. Service charges on deposit accounts increased due to increases in the number of customers and the services they used. The marine division’s broker origination fees increased due to the increase in the number of transactions and the average dollar amount of the transactions that the division brokered. Earnings on bank owned life insurance increased because we purchased the investment in June 2005 and had a full year of earnings in 2006 versus a half year of earnings in 2005. Pointer Ridge began leasing its building to tenants in June 2006 and our interest in the earnings for the twelve month period increased $56,342. Other fees and commissions decreased $22,367 because we collected fewer loan fees on construction loans during the year.
          Because of the new lenders we have hired and the new Bowie and Greenbelt (which we anticipate will open in the third quarter of 2007) branches, we expect that customer relationships will grow during 2007. We anticipate this growth will cause an increase in service charges on deposit accounts. We anticipate we will expand the marine division and it will continue to increase income from broker origination fees. We believe the demand in the commercial real estate market will remain stable and we will have an additional number of opportunities to provide financing of these facilities. Therefore, other loan fees which are included in other fees and commissions should remain constant. We expect our earnings on bank owned life insurance will increase in 2007 because we plan to purchase additional insurance during the year. We anticipate the income from Pointer Ridge will stabilize during the year and will produce break-even profitability. As a result, we expect our earnings in Pointer Ridge during 2007 will be nominal.
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
          In the second quarter of 2005, we began classifying fees from advances on construction loans as part of interest income instead of non-interest revenue. In 2005, management determined that this revenue relates more to the use of funds than to commitments to make such funds available. We have also reclassified these fees for 2004. Some of our residential builders who have revolving lines of credit for home construction pay fees for us to provide advances under these revolving lines of credit. The amounts reclassified did not have a material effect on total interest revenue on loans or other non-interest revenue.

          Non-interest Expense
          2006 compared to 2005
          Non-interest expense for the twelve months ended December 31, 2006 was $5.6 million versus $3.6 million for the same period in 2005. The $2.0 million or 55.56% increase was primarily attributable to a $1.2 million increase in salary and benefit expense, a $297,041 increase in occupancy expense, an $86,084 increase in equipment expense, a $44,719 increase in data processing costs and a $372,695 increase in other operating expenses.
          Salary and benefit expenses increased because of general salary increases and because of the new individuals hired in the marine division, the College Park loan production office, the new staff for the Bowie branch, the new loan officer in Gaithersburg, the new business development officer and additions to corporate and branch staff. At March 1, 2007, we had 52 full time and 4 part time employees compared to 44 full time and 5 part time employees at March 1, 2006. The recognition of stock based compensation awards in our financial statements also increased benefit expenses approximately $107,000.
          Occupancy expense increased because of the new corporate headquarters, the addition of the new Bowie branch in July 2006, and the establishment of the College Park loan production office in August 2005. Data processing increased because of the new locations, new services provided by our data processor, and contractual increases. Other operating expenses increased because of a $67,262 increase in business development and advertising costs, a $41,518 increase in courier costs, an approximately $45,000 increase in costs associated with the move to Bowie and opening of the Bowie branch and a $40,380 increase in broker fees paid by the marine division to outside referral sources.
          In 2007, we anticipate non-interest expense will continue to increase. In addition to the personnel increases discussed above, we will incur increased rent expense relating to our July 2006 move of our main office from Waldorf to Bowie, Maryland and the opening of our Bowie branch. In the third quarter, we anticipate we will open the new Greenbelt location that will also increase rent and operational expenses. We will have increased stock based compensation costs associated with awards granted in 2006 and 2007. We expect to somewhat offset the effect of these increases with increases in non-interest income that derives from the boat brokerage business and continued increases in interest income through loan growth.
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

          Income Taxes
          2006 Compared to 2005
          Income tax expense was $848,196 (35.02% of pre-tax income) for the twelve months ended December 31, 2006 as compared to $577,651 (33.65% of pre-tax income) for the same period in 2005. The increase in the effective tax rate is primarily due to the recognition of the stock based compensation expense of approximately $107,000 which is a non-deductible expense offset by an increase in interest income from tax exempt investments.
          2005 Compared to 2004
          Income tax expense was $577,651 (33.65% of pre-tax income) for 2005 as compared to $438,203 (34.92% of pre-tax income) for 2004.
          Net Income
          2006 Compared to 2005
          Net income was $1.6 million or $0.37 basic and diluted earning per common share for the twelve month period ending December 31, 2006, an increase of $434,912 or 38.19% compared to net income of $1.1 million or $0.44 basic and diluted earnings per common share for the same period in 2005. The increase in net income was the result of a $2.3 million increase in net interest income after provision for loan losses and a $408,182 increase in non-interest revenue. A $2.0 million increase in non-interest expense and a $270,545 increase in income tax expense for the period compared to the same period in 2005 offset the increase in income. Earnings per share decreased on basic and diluted basis because of the increase in the number of average shares outstanding that derived from the public offering in October 2005.
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
          The investment portfolio at December 31, 2006 amounted to $16.9 million, an increase of $791,482 million, or 4.91%, from the December 31, 2005 amount of $16.1 million. Available for sale investment securities increased to $14.1 million at December 31, 2006 from $13.9 million at December 31, 2005. The increase in the available for sale investment portfolio occurred because some of these assets matured and we purchased new securities. Held to maturity securities increased to $2.8 million on December 31, 2006 as compared to $2.2 million on December 31, 2005. The carrying value of available for sale securities included net unrealized losses of $280,092 at December 31, 2006 (reflected as unrealized losses of $171,921 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $414,777 ($254,590 net of taxes) as of December 31, 2005. In general, the decrease in unrealized losses was a result of the maturity of securities and a shortening of the remaining term until maturity. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
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
Investment Securities
(Dollars in thousands)

December 31,	2006	2005	2004

Available For Sale Securities
U.S. Treasury	$1,962	$1,945	$1,980
U.S. Government agency	7,839	7,148	7,778
Tax exempt state, county and municipal	2,889	3,092	3,322
Mortgage-backed	1,429	1,741	2,532

Total Available for Sale Securities	$14,119	$13,926	$15,612

Held To Maturity Securities
U.S. Treasury	$2,001	$2,002	$2,003
U.S. government agency	500	—	—
Tax exempt state, county, and municipal	301	201	201

Total Held to Maturity Securities	$2,802	$2,203	$2,204

Equity Securities	$1,576	$1,103	$1,080

          The following table shows the maturities for the securities portfolio at December 31, 2006 and 2005.
Amortized Cost, Carrying Value and Average Yield

	Available for Sale			Held to Maturity
	Amortized	Market	Average	Amortized	Market	Average
December 31, 2006	Cost	Value	Yield	Cost	Value	Yield

Maturing
3 months or less	$499,882	$499,062	2.48%	$—	$—
Over 3 months through 1 year	2,442,791	2,406,916	3.14%	500,000	500,530	5.65%
Over one to five years	10,756,631	10,523,594	3.75%	2,101,138	2,052,154	3.40%
Over five to ten years	699,437	689,077	3.30%	—	—
Over ten years	—	—		201,251	193,988	4.91%

	$14,398,741	$14,118,649		$2,802,389	$2,746,672

Pledged Securities	$8,709,125	$8,502,696		$2,001,350	$1,952,344

	Available for Sale			Held to Maturity
	Amortized	Market	Average	Amortized	Market	Average
December 31, 2005	Cost	Value	Yield	Cost	Value	Yield

Maturing
3 months or less	$—	$—		$—	$—
Over 3 months through 1 year	2,117,990	2,078,615	2.98%	—	—
Over one to five years	11,191,747	10,834,907	3.28%	2,002,061	1,948,047	3.40%
Over five to ten years	1,031,151	1,012,589	3.41%	—	—
Over ten years	—	—		201,384	197,596	4.91%

	$14,340,888	$13,926,111		$2,203,445	$2,145,643

Pledged Securities	$11,829,113	$11,463,555

          Contractual maturities of mortgage-backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.
          Investment in real estate, LLC
          As discussed above, Old Line Bancshares also has a $793,714 investment in Pointer Ridge, a real estate investment limited liability company. In December 2006, Pointer Ridge returned $100,000 in paid in capital to Old Line Bancshares. Old Line Bancshares continues to own 50% of Pointer Ridge.

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
          On September 25, 2006, Pointer Ridge advised us that on August 25, 2006, Pointer Ridge had entered into, with an unrelated lender, (1) an Amended and Restated Promissory Note that increased the principal amount of the current Deed of Trust Note dated November 3, 2005 from $5,880,000 to $6,620,000 (the “Amended Promissory Note”) and (2) an Amended and Restated Deed of Trust and Security Agreement that amended and restated the current Deed of Trust Assignment and Security Agreement dated November 3, 2005 (the “Amended Deed of Trust”) for that purpose and to reflect the other modifications, terms and conditions agreed upon by Pointer Ridge and the lender.
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
          Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge will pay to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge will pay equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At December 31, 2006, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.
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
          The loan portfolio, net of allowance, unearned fees and origination costs, increased $46.2 million or 44.34% to $150.4 million at December 31, 2006 from $104.2 million at December 31, 2005. Commercial business loans increased by $17.0 million (89.95%), commercial real estate loans (generally owner-occupied) increased by $25.0 million (51.55%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $1.6 million (16.33%), real estate construction loans increased by $3.5 million (72.92%) and installment loans decreased by $512,000 (2.24%) from their respective balances at December 31, 2005.
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
          During the fourth quarter of 2005 and all of 2006, we saw loan and deposit growth generated from the team of lenders we hired for the College Park loan production office in August 2005, as well as our existing staff. We anticipate our entire team of lenders will continue to focus their efforts on business development during 2007 and continue to grow the loan portfolio. The October 2005 capital offering increased our legal lending limit to $4.2 million effective January 2006. At December 31, 2006 it was $4.7 million. We expect that this increased limit will continue to allow us to originate and retain loans with a higher dollar value.
          The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)
December 31,	2006		2005		2004

Real Estate
Commercial	$73,511	48.54%	$48,530	46.29%	$34,300	41.86%
Construction	8,321	5.49	4,823	4.60	6,551	8.00
Residential	11,391	7.52	9,767	9.32	8,530	10.41
Commercial	35,914	23.71	18,871	18.00	11,190	13.66
Installment	22,330	14.74	22,842	21.79	21,356	26.07

	$151,467	100.00%	$104,833	100.00%	$81,927	100.00%

Allowance for loan losses	(1,280)		(955)		(745)

Net deferred loan (fees) and costs	230		371		323

	$150,417		$104,249		$81,505

          The following table presents the maturities or repricing periods of selected loans outstanding at December 31, 2006:

	Loan Maturity Distribution at December 31, 2006
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)
Real Estate
Commercial	$15,033,666	$54,907,463	$3,569,842	$73,510,971
Construction	7,052,718	987,105	280,966	8,320,789
Residential	9,041,321	1,909,508	440,306	11,391,135
Commercial	20,224,945	15,041,758	647,680	35,914,383
Installment	1,010,683	281,728	21,037,955	22,330,366

Total Loans	$52,363,333	$73,127,562	$25,976,749	$151,467,644

Fixed Rates	17,016,860	50,928,022	21,900,896	89,845,778
Variable Rates	35,346,473	22,199,540	4,075,853	61,621,866

Total Loans	$52,363,333	$73,127,562	$25,976,749	$151,467,644

          Asset Quality
          Management performs reviews of all delinquent loans and relationship officers are charged with working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when delinquent principal and interest payments are brought current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. There were no non-accrual loans as of December 31, 2006, 2005 and 2004. No loans were 90 days or more past due as of December 31, 2006, 2005 or 2004.
          We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2006, 2005 and 2004, we held no real estate acquired as a result of foreclosure.
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
          As of December 31, 2006, 2005 and 2004, we had no impaired or restructured loans.

          Bank owned life insurance
          In June 2005, we purchased $3.3 million of “Bank Owned Life Insurance” (“BOLI”) on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. We anticipate funding our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executives from earnings derived from the BOLI. During the twelve months ended December 31, 2006, the cash surrender value of the insurance policies increased $133,405. In 2007, we plan to invest additional funds in bank owned life insurance and insure the lives of several key officers of Old Line Bank.
          On January 3, 2006, Old Line Bank entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements, and started accruing for a related annual expense, with Mr. Cornelsen, Mr. Burnett and Ms. Rush. Under these agreements, and in accordance with the conditions specified therein, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen — $131,607; Mr. Burnett — $23,177; and Ms. Rush — $56,658. Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen— $668,327; Mr. Burnett — $396,161 and Ms. Rush — $813,365. Old Line Bank has funded these obligations through the BOLI outlined above.
          Deposits
          We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
          At December 31, 2006, the deposit portfolio had grown to $169.7 million, a $50.0 million or 41.77% increase over the December 31, 2005 level of $119.7 million. We have seen growth in several key categories over the period. Non-interest bearing deposits grew $7.6 million during the period to $38.0 million from $30.4 million due to new and expanded commercial relationships. Interest-bearing deposits grew $42.4 million to $131.7 million from $89.3 million. The majority of the growth in interest-bearing deposits was in other time deposits (primarily, certificates of deposit), which increased from $55.8 million at December 31, 2005 to $94.8 million at December 31, 2006. Certificates of deposits grew due to increased customer relationships, and the introduction of the CDARS product in February 2006 which totaled $15.8 million at December 31, 2006. We also acquired $10.1 million of brokered certificates of deposit in October 2006. Money market and NOW accounts increased from $25.3 million at December 31, 2005 to $25.6 million at December 31, 2006 while savings accounts increased by $3.0 million to $11.2 million at December 31, 2006 from $8.2 million at December 31, 2005. Deposits in all categories increased because of the opening of the Bowie branch in July 2006 and the successful business development efforts of our branch staff, lending personnel and Board of Directors.
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

          Historically, we have not purchased brokered deposits. In the first quarter of 2006, we began acquiring brokered certificate of deposits through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. As a result of this service, we expect that we will have brokered deposits in 2006.
          The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2006.

	Certificate of Deposit Maturity Distribution
	December 31, 2006
	Three Months or	Three Months to	Over
	Less	Twelve Months	Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit
Less than $100,000	$7,738	$39,991	$15,306	$63,035
Greater than or equal to $100,000	745	22,377	8,677	31,799

Total	$8,483	$62,368	$23,983	$94,834

          Borrowings
          Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $22.8 million as of December 31, 2006. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $53.8 million at December 31, 2006 and $56.3 million at December 31, 2005. Of this, we had borrowed $5 million at December 31, 2006 and $6 million as of December 31, 2005.
          Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At December 31, 2006, Old Line Bank had $7.2 million outstanding in these short term promissory notes with an average interest rate of 3.46%. At December 31, 2005, Old Line Bank had $9.3 million outstanding with an average interest rate of 2.02%. At December 31, 2006 and 2005, Old Line Bank did not have any borrowings in overnight federal funds with the FHLB. On December 31, 2006, Old Line Bank had $2 million outstanding in short term advances from the FHLB. On July 16, 2006, Old Line Bank borrowed $2 million from the FHLB at an interest rate of 5.65% monthly. The balance is due in full on January 16, 2007.
          At December 31, 2006, long term borrowings were one advance from the FHLB. On July 20, 2006, Old Line Bank borrowed $3.0 million and pays interest at 5.328% each January, April, July and October. The balance is due in full on July 20, 2009. The FHLB has the one-time option to terminate the transaction and require payment in full on July 20, 2007. There is a prepayment penalty for early prepayment on this facility.
          At December 31, 2005 and 2004, long term borrowings were comprised of advances from the Federal Home Loan Bank of Atlanta totaling $5 million and $6 million, respectively. Old Line Bank borrowed $4.0 million of the $6.0 million in January 2001, paid interest only at 4.80%, with total repayment of the $4.0 million due in January 2011. Interest was payable January 3, April 3, July 3, and October 3 of each year. Effective January 3, 2002 and any payment date thereafter, the FHLB had the option to convert the interest rate into a three (3) month LIBOR based floating rate.

          In March 2004, Old Line Bank borrowed an additional $2 million from the Federal Home Loan Bank. Old Line Bank paid interest only, at 1.79%, and with total repayment of the $2.0 million due in March 2009. Interest was payable March 17, June 17, September 17 and December 17, of each year. Effective March 16, 2006 and any payment date thereafter, the FHLB had the option to convert the interest rate into a three (3) month LIBOR based floating rate.
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
          Old Line Bank currently has a negative gap over the short term, which suggests that the net yield on interest earning assets may decrease during periods of rising interest rates. However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest-earning assets and costs associated with interest-bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

          The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2006. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2006
	Maturing or Repricing
	Within	4-12	1-5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)

Interest Earning Assets:
Investment securities	$999	$4,508	$10,524	$890	$16,921
Loans	44,301	8,062	73,128	25,977	151,468
Federal funds sold	34,508	—	—	—	34,508

Total interest earning assets	79,808	12,570	83,652	26,867	202,897

Interest Bearing Liabilities:
Interest-bearing transaction deposits	15,382	10,255	—	—	25,637
Savings accounts	3,746	3,746	3,745		11,237
Time deposits	8,483	62,368	23,983	—	94,834

Total interest-bearing deposits	27,611	76,369	27,728	—	131,708

FHLB Advances	2,000	—	3,000	—	5,000
Other borrowings	7,193	—	—	—	7,193

Total interest-bearing liabilities	36,804	76,369	30,728	—	143,901

Period Gap	$43,004	$(63,799)	$52,924	$26,867	$58,996

Cumulative Gap	$43,004	$(20,795)	$32,129	$58,996

Cumulative Gap/Total Assets	19.71%	(9.53%)	14.73%	27.05%
          Liquidity
          Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $22.8 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

          Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of December 31, 2006, we had $5.1 million in cash and due from banks, and $34.5 million in federal funds sold and other overnight investments. As of December 31, 2005 and 2004, we had $4.4 million and $4.1 million in cash and due from banks, and $35.6 million and $5.2 million, respectively, in federal funds sold and other overnight investments. At December 31, 2006 and 2005, our investment in federal funds was significantly higher than prior periods because of the $19.2 million in net proceeds received from the capital offering in October 2005. As we continue to deploy these proceeds into loans, we anticipate these balances will decline.
          Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
          Capital
          Our stockholders’ equity amounted to $34.8 million at December 31, 2006, $33.5 million at December 31, 2005, and $13.5 million at December 31, 2004. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.
          The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation — Capital Adequacy Guidelines.”
Risk Based Capital Analysis
(Dollars in thousands)

December 31,	2006	2005	2004

Tier 1 Capital
Common stock	$43	$42	$18
Additional paid-in capital	31,868	31,736	12,446
Retained earnings	3,077	1,991	1,121
Less: disallowed assets	—	—	—

Total Tier 1 Capital	$34,988	$33,769	$13,585

Tier 2 Capital:
Allowance for loan losses	1,280	955	745

Total Risk Based Capital	$36,268	$34,724	$14,330

Risk weighted assets	$170,809	$122,829	$88,131

				Regulatory
				Minimum
Capital Ratios:
Tier 1 risk based capital ratio	20.5%	27.5%	15.4%	4.00%
Total risk based capital ratio	21.2%	28.3%	16.3%	8.00%
Leverage ratio	17.5%	21.5%	12.7%	4.00%

Return on Average Assets and Average Equity
          The ratio of net income to average equity and average assets and certain other ratios are as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Average total assets	$182,583	$134,666	$99,325

Average equity	34,378	17,855	13,031

Net income	1,574	1,139	817

Cash dividends declared	489	267	213

Divided payout ratio for period	31.06%	23.46%	26.09%

Return on average assets	0.86%	0.85%	0.82%

Return on average equity	4.58%	6.38%	6.27%

Average stockholders’ equity to average total assets	18.83%	13.26%	13.12%

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
          Old Line Bancshares, Inc. is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit. Old Line Bancshares, Inc. uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on Old Line Bancshares, Inc. Old Line Bancshares, Inc. also has operating lease obligations.
          Old Line Bancshares, Inc.’s guaranty obligation made in connection with Pointer Ridge’s construction loan also creates off-balance sheet risk, as further described below.

          Outstanding loan commitments and lines and letters of credit at December 31 of 2006, 2005 and 2004 are as follows:

December 31,	2006	2005	2004
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$13,095	$5,225	$2,896
Real estate-undisbursed development and construction	27,295	13,921	7,419
Real estate-undisbursed home equity lines of credit	4,525	4,886	3,426

	$44,915	$24,032	$13,741

Standby letters of credit	$1,515	$1,807	$1,307

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
          Commitments for real estate development and construction, which totaled $27.3 million, or 60.80% of the $44.9 million, are generally short-term and turn over rapidly, satisfying cash requirements with principal repayments and from sales of the properties financed.
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
          As indicated above, on August 25, 2006, Pointer Ridge, entered into a loan agreement with an unrelated bank, pursuant to which the bank agreed to make a mortgage loan to Pointer Ridge in a principal amount of $6.6 million to finance the commercial office building at 1525 Pointer Ridge Place, Bowie, Maryland. We lease approximately half of this building for our main office and operate a branch of Old Line Bank from this address. Old Line Bancshares, Inc. has a 50% ownership in Pointer Ridge and we record this investment on the equity method.
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

          Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge will pay to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge will pay equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At December 31, 2006, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.
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
          Old Line Bancshares, Inc. has various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date.
Contractual Obligations
(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years	Total

Noninterest-bearing deposits	$37,963	$—	$—	$—	$37,963
Interest-bearing deposits	104,610	20,125	7,604	—	132,339
Short-term borrowings	9,193	—	—	—	9,193
Long-term borrowings	—	3,000	—	—	3,000
Purchase obligations	760	462	—	—	1,222
Operating leases	649	1,481	1,530	18,264	21,924

Total	$153,175	$25,068	$9,134	$18,264	$205,641

          Old Line Bancshares, Inc.’s operating lease obligations represents rental payments for three branches, two loan production offices, and our corporate headquarters. We also assume we become obligated on the Greenbelt lease in July 2007 and include these payments in lease obligations. We have not included any amounts for the Crofton lease. The interest-bearing obligations include accrued interest. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts, and accounts payable for goods and services received through December 31, 2006.

Reconciliation of Non-GAAP Measures
          Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:
Twelve months ended December 31, 2006

	Federal Funds	Investment	Interest	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$1,288,536	$654,283	$11,023,044	$7,293,367
Tax equivalent adjustment	30,134	73,946	104,080	104,080

Tax equivalent interest income	$1,318,670	$728,229	$11,127,124	$7,397,447

GAAP interest yield	4.89%	3.56%	6.51%	4.31%	3.22%
Taxable equivalent adjustment	0.11%	0.40%	0.06%	0.06%	0.06%

Tax equivalent interest yield	5.00%	3.96%	6.57%	4.37%	3.28%

Twelve months ended December 31, 2005

	Federal Funds	Investment	Interest	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$622,070	$606,299	$7,003,456	$4,875,503
Tax equivalent adjustment	11,112	65,760	76,872	76,872

Tax equivalent interest income	$633,182	$672,059	$7,080,328	$4,952,375

GAAP interest yield	3.42%	3.25%	5.55%	3.87%	3.12%
Taxable equivalent adjustment	0.06%	0.36%	0.07%	0.06%	0.06%

Tax equivalent interest yield	3.48%	3.61%	5.62%	3.93%	3.18%

Twelve months ended December 31, 2004

	Federal Funds	Investment	Interest	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$50,936	$671,498	$4,889,855	$3,726,602
Tax equivalent adjustment	432	72,836	73,268	73,268

Tax equivalent interest income	$51,368	$744,334	$4,963,123	$3,799,870

GAAP interest yield	1.26%	3.39%	5.24%	3.99%	3.44%
Taxable equivalent adjustment	0.01%	0.37%	0.07%	0.08%	0.07%

Tax equivalent interest yield	1.27%	3.76%	5.31%	4.07%	3.51%

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
          The most significant accounting policies that we follow are presented in Note 2 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the provision for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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
Recent Accounting Pronouncements
          The following are recent accounting pronouncements approved by the Financial Accounting Standards Board (FASB). These Statements will not have any material impact on the financial statements of Bancshares or the Bank.
          In October 2006, the FASB ratified EITF 06-05, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4. This issue addresses how an entity should determine the amount the entity could realize under the insurance contract at the balance sheet date in applying FTB85-4 and if the determination should be on an individual or group policy basis. We anticipate the adoption of EITF 06-5, which is effective for fiscal years beginning after December 15, 2007, will not have a material impact on our consolidated results of operations or financial position.
          In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement determining whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (or Opinion 12, Omnibus Opinion-1967, if the arrangement does not constitute a plan). The Task Force concluded that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. We expect the adoption of EITF Issue No. 06-4, which is effective for fiscal years beginning after December 15, 2007, will not have a material impact on our consolidated results of operations or financial position.

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 will have a material impact on our consolidated results of operations or financial position.
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
          In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The standard requires initial measurement of all newly-purchased or issued separately recognized servicing assets and servicing liabilities at fair value, if practicable. Subsequent measurements may be made using either the fair value or amortization method. Statement No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 with early adoption permitted in the quarter ended March 31, 2006. We do not anticipate this statement will have a material effect on our consolidated results of operations or financial position.
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
Item 7. Financial Statements
          The following consolidated financial statements are filed with this report:
          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets — December 31, 2006, 2005 and 2004
          Consolidated Statements of Income — For the years ended December 31, 2006, 2005 and 2004
          Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2006, 2005 and 2004
          Consolidated Statements of Cash Flows — For the year ended December 31, 2006, 2005 and 2004
          Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Bowie, Maryland
          We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2006, 2005, and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2006, 2005, and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
          As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, Share-Based Payment.
/s/ Rowles & Company, LLP
Baltimore, Maryland
January 31, 2007

Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

December 31,	2006	2005	2004

Assets

Cash and due from banks	$5,120,068	$4,387,676	$4,090,776
Federal funds sold	34,508,127	35,573,704	5,229,867

Total cash and cash equivalents	39,628,195	39,961,380	9,320,643
Time deposits in other banks	—	—	300,000
Investment securities available for sale	14,118,649	13,926,111	15,612,411
Investment securities held to maturity	2,802,389	2,203,445	2,204,290
Loans, less allowance for loan losses	150,417,217	104,249,383	81,504,890
Restricted equity securities at cost	1,575,550	1,102,750	1,079,950
Investment in real estate, LLC	793,714	837,436	550,000
Bank premises and equipment	4,049,393	2,436,652	2,352,348
Accrued interest receivable	820,628	504,299	365,388
Deferred income taxes	226,873	200,663	88,723
Bank owned life insurance	3,458,065	3,324,660	—
Other assets	239,989	281,045	190,675

	$218,130,662	$169,027,824	$113,569,318

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$37,963,066	$30,417,858	$25,424,314
Interest-bearing	131,708,780	89,253,741	63,540,800

Total deposits	169,671,846	119,671,599	88,965,114
Short-term borrowings	9,193,391	9,292,506	4,637,012
Long-term borrowings	3,000,000	6,000,000	6,000,000
Accrued interest payable	629,557	336,868	173,320
Income tax payable	334,496	86,151	184,975
Other liabilities	485,418	124,873	114,585

	183,314,708	135,511,997	100,075,006

Stockholders’ equity
Common stock, par value $.01 per share; authorized 15,000,000 shares in 2006 and 5,000,000 shares in 2005 and 2004; issued and outstanding 4,253,698.5 in 2006, 4,248,898.5 in 2005, and 1,776,394.5 in 2004	42,537	42,489	17,764
Additional paid-in capital	31,868,025	31,735,627	12,446,229
Retained earnings	3,077,313	1,992,301	1,120,705

	34,987,875	33,770,417	13,584,698
Accumulated other comprehensive income	(171,921)	(254,590)	(90,386)

	34,815,954	33,515,827	13,494,312

	$218,130,662	$169,027,824	$113,569,318

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income

Years Ended December 31,	2006	2005	2004

Interest revenue
Loans, including fees	$9,080,202	$5,772,963	$4,150,675
U.S. Treasury securities	127,299	127,299	113,541
U.S. government agency securities	271,621	236,536	294,108
Mortgage backed securities	65,186	84,139	118,088
Tax exempt securities	110,555	113,514	111,236
Federal funds sold	1,288,536	622,070	50,936
Other	79,645	46,935	51,271

Total interest revenue	11,023,044	7,003,456	4,889,855

Interest expense
Deposits	3,219,826	1,790,695	933,557
Borrowed funds	509,851	337,258	229,696

Total interest expense	3,729,677	2,127,953	1,163,253

Net interest income	7,293,367	4,875,503	3,726,602

Provision for loan losses	339,000	204,000	220,000

Net interest income after provision for loan losses	6,954,367	4,671,503	3,506,602

Non-interest revenue
Service charges on deposit accounts	266,235	241,619	244,831
Marine division broker origination fees	391,738	109,669	—
Earnings on bank owned life insurance	145,880	78,358	—
Income (loss) on investment in real estate, LLC	56,278	(64)	—
Other fees and commissions	168,913	191,280	309,370

Total non-interest revenue	1,029,044	620,862	554,201

Non-interest expense
Salaries	2,720,022	1,933,631	1,417,434
Employee benefits	732,447	333,788	245,162
Occupancy	533,020	235,979	202,627
Equipment	197,644	111,560	118,280
Data processing	176,928	132,209	126,552
Other operating	1,201,303	828,608	695,904

Total non-interest expense	5,561,364	3,575,775	2,805,959

Income before income taxes	2,422,047	1,716,590	1,254,844

Income taxes	848,196	577,651	438,203

Net income	$1,573,851	$1,138,939	$816,641

Basic earnings per common share	$0.37	$0.44	$0.38
Diluted earnings per common share	$0.37	$0.44	$0.38
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2003	1,756,894.5	$17,569	$12,362,902	$517,096	$(69,914)

Net income	—	—	—	816,641	—	$816,641
Unrealized (loss) on securities available for sale, net of income taxes of $11,024	—	—	—	—	(20,472)	(20,472)

Comprehensive income						$796,169

Cash dividend $0.10 per share	—	—	—	(213,032)	—
Stock options exercised, including tax benefit of $10,322	19,500.0	195	83,327	—	—

Balance, December 31, 2004	1,776,394.5	17,764	12,446,229	1,120,705	(90,386)
Capital Offering	2,096,538.0	20,965	19,156,542	—	—
Net income	—	—	—	1,138,939	—	$1,138,939
Unrealized (loss) on securities available for sale, net of income taxes of $109,345	—	—	—	—	(164,204)	(164,204)

Comprehensive income						$974,735

Cash dividend $0.10 per share	—	—	—	(267,207)	—
Stock split effected in the form of a 20% stock dividend	355,266.0	3,553	(3,553)	(136)	—
Stock options exercised, including tax benefit of $46,123	20,700.0	207	136,409	—	—

Balance, December 31, 2005	4,248,898.5	42,489	31,735,627	1,992,301	(254,590)
Capital Offering (2005)	—	—	(1,891)	—	—
Net income	—	—	—	1,573,851	—	$1,573,851
Unrealized gain on securities available for sale, net of income taxes of $52,015	—	—	—	—	82,669	82,669

Comprehensive income						$1,656,520

Stock based compensation awards	—	—	107,258	—	—
Cash dividend $0.115 per share	—	—	—	(488,839)	—
Stock options exercised, including tax benefit of $1,008	4,800.0	48	27,031	—	—

Balance, December 31, 2006	4,253,698.5	$42,537	$31,868,025	$3,077,313	$(171,921)

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows

Years Ended December 31,	2006	2005	2004

Cash flows from operating activities
Interest received	$10,849,461	$6,821,355	$4,722,940
Fees and commissions received	939,361	620,926	554,201
Interest paid	(3,436,988)	(1,964,405)	(1,139,764)
Cash paid to suppliers and employees	(4,915,395)	(3,492,512)	(2,668,340)
Income taxes paid	(678,076)	(632,947)	(400,677)

	2,758,363	1,352,417	1,068,360

Cash flows from investing activities
Purchase of investment securities
Held to maturity	(599,758)	—	(842,422)
Available for sale	(2,000,000)	—	(1,253,113)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	—	—	440,000
Available for sale at maturity or call	1,941,051	1,409,104	2,983,820
Loans made, net of principal collected	(46,647,671)	(22,900,811)	(22,081,500)
Purchase of equity securities	(472,800)	(22,800)	(261,500)
Investment in bank owned life insurance (BOLI)	—	(3,324,660)	—
Return of principal from (investment in) real estate, LLC	100,000	(287,500)	(550,000)
Redemption of certificates of deposit	—	300,000	400,000
Purchase of premises and equipment and software	(1,851,351)	(247,648)	(221,166)
Proceeds from sale of premises and equipment	1,500	—	21,000

	(49,529,029)	(25,074,315)	(21,364,881)

Cash flows from financing activities
Net increase (decrease) in Time deposits	39,038,125	19,383,732	11,162,317
Other deposits	10,962,122	11,322,752	8,477,720
Net increase in short-term borrowings	(99,115)	4,655,494	1,637,012
(Decrease) increase in long-term borrowings	(3,000,000)	—	2,000,000
Proceeds from stock options exercised, including tax benefit	27,079	90,493	73,200
(Costs) proceeds from stock offering	(1,891)	19,177,507	—
Dividends paid	(488,839)	(267,343)	(213,032)

	46,437,481	54,362,635	23,137,217

Net increase (decrease) in cash and cash equivalents	(333,185)	30,640,737	2,840,696

Cash and cash equivalents at beginning of year	39,961,380	9,320,643	6,479,947

Cash and cash equivalents at end of year	$39,628,195	$39,961,380	$9,320,643

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows

Years Ended December 31,	2006	2005	2004

Reconciliation of net income to net cash provided by operating activities
Net income	$1,573,851	$1,138,939	$816,641
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	250,420	155,795	149,709
Provision for loan losses	339,000	204,000	220,000
(Gain) Loss on sale of equipment	510	—	964
Change in deferred loan fees net of costs	140,837	(47,681)	(125,700)
Amortization of premiums and discounts	1,909	4,492	8,847
Deferred income taxes	(78,225)	(2,595)	(16,774)
Stock based compensation awards	107,258	—	—
Increase (decrease) in
Accrued interest payable	292,689	163,548	23,489
Other liabilities	608,890	(42,413)	66,319
Decrease (increase) in
Accrued interest receivable	(316,329)	(138,911)	(50,062)
Bank owned life insurance	(133,405)	—	—
Other assets	27,236	(82,821)	(25,073)
(Income) loss from investment in real estate, LLC	(56,278)	64	—

	$2,758,363	$1,352,417	$1,068,360

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of Old Line Bank. Old Line Bancshares also has an approximately $794,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).
Old Line Bank is a full service commercial bank operating in the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Charles and northern St. Mary’s. The Bank offers deposit services and loans to individuals, small businesses, associations and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders and travelers cheques. The Bank also offers credit card services and on-line account access with bill payer service.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation — The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc. and its wholly owned subsidiary, Old Line Bank. We have eliminated all significant intercompany transactions and balances.
Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.
Cash and cash equivalents — For purposes of the consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, we purchase and sell federal funds for one-day periods.
Investment securities — As we purchase securities, management determines if we should classify the securities as held to maturity, available for sale or trading. We record the securities which management has the intent and ability to hold to maturity at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. We classify securities which we may sell before maturity as available for sale and carry these securities at fair value with unrealized gains and losses included in stockholders’ equity on an after tax basis. Management has not identified any investment securities as trading.
We record gains and losses on the sale of securities on the trade date and determine these gains or losses using the specific identification method. We amortize premiums and accrete discounts using the interest method.
Stock options — We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an employee is required to provide service in exchange for such award. For the twelve months ended December 31, 2006, we recorded stock-based compensation expense of $107,258.

2. Summary of Significant Accounting Policies (Continued)
We did not recognize any tax benefits associated with this expense. Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the twelve months ended December 31, 2006.
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
Had we determined compensation in accordance with the provisions of SFAS No. 123, it would have reduced Old Line Bancshare’s net income and earnings per share to the following pro forma amounts:

December 31,	2005	2004

Net income
As reported	$1,138,939	$816,641
Stock-based compensation expense	(100,614)	(59,200)
Income tax benefit of compensation expense	11,619	22,863

Pro forma	$1,049,944	$780,304

Basic earnings per share
As reported	$0.44	$0.38
Pro forma	0.41	0.37
Diluted earnings per share
As reported	$0.44	$0.38
Pro forma	0.41	0.36
Bank premises and equipment — We record premises and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful life of the assets.
Investment in real estate LLC — On July 22, 2004, Old Line Bancshares executed an Operating Agreement as a member to establish Pointer Ridge Office Investment, LLC (“Pointer Ridge”). The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Md. In 2006, Pointer Ridge completed construction of a commercial office building on the property. The Bank leases approximately 50% of this building for its main office and a branch of Old Line Bank. Old Line Bancshares’ ownership percentage is 50% and four other members hold the remaining 50% ownership. Old Line Bancshares records this investment using the equity method.
Foreclosed real estate — We record real estate acquired through foreclosure at the lower of cost or fair market value on the date acquired. We charge losses incurred at the time of acquisition of the property to the allowance for loan losses. We include subsequent reductions in the estimated value of the property in non-interest expense.
Advertising — We expense advertising costs over the life of ad campaigns. We expense general purpose advertising as we incur it.

2. Summary of Significant Accounting Policies (Continued)
Loans and allowance for loan losses — We state loans at face value plus deferred origination costs, less deferred origination fees and the allowance for loan losses.
We accrue for interest on loans based on the principal amounts outstanding. We amortize origination fees and costs to income over the terms of the loans using an approximate interest method.
We discontinue the accrual of interest when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.
Based on current information, we consider loans impaired when management determines that it is unlikely that the borrower will make principal and interest payments according to contractual terms.
Generally, we do not review loans for impairment until we have discontinued the accrual of interest. If it is doubtful that we will collect principal, we apply all payments to principal.
The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management bases its judgment in determining the adequacy of the allowance on evaluations of the collectibility of loans. Management takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers’ ability to pay, overall portfolio quality, and review of specific problem areas. If the current economy or real estate market were to suffer a severe downturn, we would need to increase the estimate for uncollectible accounts. We charge off loans which we deem uncollectible and deduct them from the allowance. We add recoveries on loans previously charged off to the allowance.
Income taxes — The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We allocate tax expense and tax benefits to the Bank and Bancshares based on their proportional share of taxable income.
Earnings per share — We determine basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive effect to the stock dividends.
We calculate diluted earnings per share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

December 31,	2006	2005	2004

Weighted average number of shares	4,250,239.9	2,559,627.1	2,127,837.4
Dilutive average number of shares	25,646.0	25,543.0	36,078.0
Comprehensive income — Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale net of related income taxes.
Reclassifications — In 2005, management reclassified revenue from advances on construction loans to interest revenue. In 2005, management determined that this revenue relates more to the use of funds than to the commitment to make such funds available. The amount reclassified was $71,598 for the year ended December 31, 2005.

3. Cash and Equivalents
The Bank may carry balances with other banks that exceed the federally insured limit. The average balance in 2006, 2005 and 2004 did not exceed the federally insured limit. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $26,348,931, $18,195,459 and $4,055,755, in 2006, 2005, and 2004, respectively.
Federal banking regulators require banks to carry non-interest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

4. Investment Securities
Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	cost	gains	losses	value

Available for sale
U. S. Treasury	$1,998,743	$—	$(36,555)	$1,962,188
U. S. government agency	7,997,662	—	(158,813)	7,838,849
State, county, and municipal	2,928,312	758	(39,974)	2,889,096
Mortgage-backed	1,474,024	—	(45,508)	1,428,516

	$14,398,741	$758	$(280,850)	$14,118,649

Held to maturity
U. S. Treasury	$2,001,350	$—	$(49,006)	$1,952,344
U. S. government agency	500,000	530	—	500,530
State, county, and municipal	301,039	22	(7,263)	293,798

	$2,802,389	$552	$(56,269)	$2,746,672

December 31, 2005

Available for sale
U. S. Treasury	$1,998,232	$—	$(53,232)	$1,945,000
U. S. government agency	7,391,453	—	(243,647)	7,147,806
State, county, and municipal	3,153,183	3,327	(64,065)	3,092,445
Mortgage-backed	1,798,020	—	(57,160)	1,740,860

	$14,340,888	$3,327	$(418,104)	$13,926,111

Held to maturity
U. S. Treasury	$2,002,061	$—	$(54,014)	$1,948,047
State, county, and municipal	201,384	—	(3,788)	197,596

	$2,203,445	$—	$(57,802)	$2,145,643

December 31, 2004

Available for sale
U. S. Treasury	$1,997,721	$—	$(17,408)	$1,980,313
U. S. government agency	7,885,261	191	(107,612)	7,777,840
State, county, and municipal	3,314,167	30,341	(22,006)	3,322,502
Mortgage-backed	2,556,491	749	(25,484)	2,531,756

	$15,753,640	$31,281	$(172,510)	$15,612,411

Held to maturity
U. S. Treasury	$2,002,773	$7,567	$(12,449)	$1,997,891
State, county, and municipal	201,517	—	(4,702)	196,815

	$2,204,290	$7,567	$(17,151)	$2,194,706

4.	Investment Securities (Continued)
The table below summarizes investment securities with unrealized losses as of December 31, 2006:

	Fair	Unrealized
December 31, 2006	Value	Losses

Losses less than 12 months
U.S. Treasury	$—	$—
U.S. government agency	1,995,164	4,836
State, county, and municipal	—	—
Mortgage-backed	—	—

Total less than 12 months	1,995,164	4,836

Losses greater than 12 months
U.S. Treasury	3,914,532	85,561
U.S. government agency	5,843,685	153,977
State, county, and municipal	2,580,808	47,237
Mortgage-backed	1,428,516	45,508

Total greater than 12 months	13,767,541	332,283

Total losses
U.S. Treasury	3,914,532	85,561
U.S. government agency	7,838,849	158,813
State, county, and municipal	2,580,808	47,237
Mortgage-backed	1,428,516	45,508

Total	$15,762,705	$337,119

We consider all unrealized losses on securities as of December 31, 2006 to be temporary losses because each security will be redeemed at face value at or prior to maturity. In most cases, market interest rate fluctuations cause a temporary impairment in value. The Bank has the intent and the ability to hold these securities until recovery or maturity.
There were no sales of securities in 2006, 2005 and 2004.

4.	Investment Securities (Continued)
Contractual maturities and pledged securities at December 31, 2006, 2005, and 2004, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2006	cost	value	cost	value

Maturing
Within one year	$2,942,673	$2,905,978	$500,000	$500,530
Over one to five years	10,756,631	10,523,594	2,101,138	2,052,154
Over five to ten years	699,437	689,077	—	—
Over ten years	—	—	201,251	193,988

	$14,398,741	$14,118,649	$2,802,389	$2,746,672

Pledged securities	$8,709,125	$8,502,696	$2,001,350	$1,952,344

December 31, 2005

Maturing
Within one year	$2,117,990	$2,078,615	$—	$—
Over one to five years	11,191,747	10,834,907	2,002,061	1,948,047
Over five to ten years	1,031,151	1,012,589	—	—
Over ten years	—	—	201,384	197,596

	$14,340,888	$13,926,111	$2,203,445	$2,145,643

Pledged securities	$11,829,113	$11,463,555

December 31, 2004

Maturing
Within one year	$575,557	$575,035	$—	$—
Over one to five years	11,789,877	11,668,087	2,002,773	1,997,891
Over five to ten years	3,388,206	3,369,289	—	—
Over ten years	—	—	201,517	196,815

	$15,753,640	$15,612,411	$2,204,290	$2,194,706

Pledged securities	$12,824,536	$12,686,914

Securities are pledged to secure a line of credit from the Federal Home Loan Bank.

5.	Credit Commitments
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

December 31,	2006	2005	2004

Commitments to extend credit and available credit lines:
Commercial	$13,094,966	$5,224,841	$2,895,972
Real estate-undisbursed development and construction	27,295,149	13,921,598	7,418,916
Real estate-undisbursed home equity lines of credit	4,524,621	4,885,663	3,426,235

	$44,914,736	$24,032,102	$13,741,123

Standby letters of credit	$1,514,811	$1,807,337	$1,307,459

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

6.	Loans
Major classifications of loans are as follows:

December 31,	2006	2005	2004

Real estate
Commercial	$73,510,971	$48,529,784	$34,299,921
Construction	8,320,789	4,822,858	6,550,550
Residential	11,391,135	9,767,561	8,530,410
Commercial	35,914,383	18,871,232	11,190,012
Installment	22,330,366	22,841,848	21,355,734

	151,467,644	104,833,283	81,926,627
Allowance for loan losses	(1,280,396)	(954,706)	(744,862)
Deferred loan costs, net	229,969	370,806	323,125

	$150,417,217	$104,249,383	$81,504,890

The maturity and rate repricing distribution of the loan portfolio follows:

December 31,	2006	2005	2004

Within one year	$52,363,333	$41,870,250	$34,943,883
Over one to five years	73,127,562	36,182,828	22,861,858
Over five years	25,976,749	26,780,205	24,120,886

	$151,467,644	$104,833,283	$81,926,627

No loans were 90 days or more past due or considered impaired at December 31, 2006, 2005 and 2004.
Transactions in the allowance for loan losses were as follows:

December 31,	2006	2005	2004

Beginning balance	$954,706	$744,862	$547,690
Provisions charged to operations	339,000	204,000	220,000
Recoveries	5,147	5,979	16,179

	1,298,853	954,841	783,869
Loans charged off	18,457	135	39,007

Ending balance	$1,280,396	$954,706	$744,862

The Bank makes loans to customers located in the Maryland suburbs of Washington D.C. Although the loan portfolio is diversified, the regional economy will influence its performance.

7.	Restricted Equity Securities

Restricted equity securities were as follows:

December 31,	2006	2005	2004

Federal Reserve Bank stock	$827,050	$356,450	$356,450
Atlantic Central Bankers Bank stock	12,000	12,000	12,000
Federal Home Loan Bank stock	561,500	559,300	511,500
Maryland Financial Bank stock	175,000	175,000	200,000

Total	$1,575,550	$1,102,750	$1,079,950

8.	Investment in Real Estate, LLC

We have a $793,714 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. In connection with our execution of a guarantee for a construction loan made to Pointer Ridge by an unrelated bank, in November 2005 we reconsidered our investment in Pointer Ridge and determined that under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46R”), Pointer Ridge was a variable interest entity, but that Old Line Bancshares was not the primary beneficiary. Because we concluded that Old Line Bancshares was not the primary beneficiary of Pointer Ridge under FIN46R, we did not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we accounted for our investment in Pointer Ridge using the equity method.

On August 25, 2006, we executed a new Indemnity and Guaranty Agreement (“Guaranty Agreement”) with a new lender that was effective upon Pointer Ridge’s execution of an Amended Promissory Note and Amended Deed of Trust. As required under FIN46R, we once again reconsidered our investment in Pointer Ridge. Because the new Guaranty Agreement definitively limits our guaranty and the variability caused by previous contracts executed by Pointer Ridge ceased to exist, we have determined that Pointer Ridge is no longer a variable interest entity. Therefore, at December 31, 2006, we have accounted for our investment in Pointer Ridge using the equity method. The following table summarizes the condensed Balance Sheet and Statement of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC Balance Sheet

December 31,	2006	2005	2004

Current assets	$387,928	$75,561	$221,383
Non-current assets	7,837,157	3,407,098	881,324
Liabilities	6,637,657	1,807,787	2,707
Equity	1,587,428	1,674,872	1,100,000

Statement of Income
Revenue	406,432	—	—
Expenses	293,877	128	—
Net income (loss)	$112,555	$(128)	$—

9.	Bank Premises and Equipment

A summary of bank premises and equipment and the related depreciation follows:

December 31,	Useful lives	2006	2005	2004

Land		$487,673	$487,673	$487,673
Building	50 years	1,435,249	1,264,831	1,264,831
Leasehold improvements	5-30 years	1,221,877	601,388	523,019
Furniture and equipment	5-7 years	1,636,066	897,688	767,515

		4,780,865	3,251,580	3,043,038
Accumulated depreciation		731,472	814,928	690,690

Net bank premises and equipment		$4,049,393	$2,436,652	$2,352,348

Depreciation expense		$216,195	$124,238	$123,673

Computer software included in other assets, and related amortization, are as follows:

Cost	3 years	$179,303	$240,542	$201,436
Accumulated amortization		132,241	179,660	148,103

Net computer software		$47,062	$60,882	$53,333

Amortization expense		$34,225	$31,557	$26,036

10.	Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2006	2005	2004

Money market and NOW	$25,637,107	$25,254,627	$16,475,269
Savings	11,237,282	8,202,848	10,652,997
Other time deposits-$100,000 and over	31,799,466	25,338,694	17,269,348
Other time deposits	63,034,925	30,457,572	19,143,186

	$131,708,780	$89,253,741	$63,540,800

Time deposits mature as follows:

December 31,	2006	2005	2004

Within one year	$70,850,631	$16,329,558	$10,636,468
Over one to two years	11,394,072	14,398,127	9,445,817
Over two to three years	4,985,990	7,273,043	5,430,631
Over three to four years	7,603,698	17,795,538	10,899,618

	$94,834,391	$55,796,266	$36,412,534

10.	Deposits (Continued)

Interest on deposits for the years ended December 31, 2006, 2005, and 2004 consisted of the following:

December 31,	2006	2005	2004

Money market and NOW	$343,202	$156,523	$81,213
Savings	60,720	47,168	51,648
Other time deposits — $100,000 and over	1,065,151	742,234	358,154
Other time deposits	1,750,753	844,770	442,542

	$3,219,826	$1,790,695	$933,557

11.	Short-Term Borrowings

The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $22.8 million as of December 31, 2006. The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $53.8 million of which the Bank had borrowed $5 million as of December 31, 2006 as outlined below. As a condition of obtaining the line of credit from the FHLB, the FHLB required that the Bank purchase shares of capital stock in the FHLB. Therefore, we have purchased stock in the FHLB.

Short-term borrowings consist of promissory notes sold to the Bank’s customers, federal funds purchased and advances from the FHLB. The Bank sells short-term promissory notes to its customers. These notes reprice daily and have maturities of 270 days or less. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

Information relating to short-term borrowings is a follows:

December 31,	2006		2005		2004

	Amount	Rate	Amount	Rate	Amount	Rate

Amount outstanding at year-end
Short-term promissory notes	$7,193,391	3.46%	$9,292,506	2.02%	$3,637,012	0.77%
FHLB advance due Jan. 2007	2,000,000	5.65%	—		—
FHLB federal funds purchased	—		—		1,000,000	1.64%

Total	$9,193,391		$9,292,506		$4,637,012

Average for the Year
Short-term promissory notes	$9,116,705	3.00%	$6,616,011	1.60%	$115,320	0.74%
FHLB advance due Jan. 2007	917,807	5.65%	—		—
FHLB federal funds purchased	—		8,219	1.65%	85,117	1.74%

Total	$10,034,512		$6,624,230		$200,437

12.	Long-Term Borrowings

At December 31, 2006, the Bank had one advance from the Federal Home Loan Bank (FHLB) totaling $3,000,000. The 5.328% FHLB borrowing in the amount of $3,000,000 is due July 20, 2009. Interest is payable January, April, July and October of each year. The FHLB has the one time option to require payment in full on July 20, 2009.

At December 31, 2005, the Bank had two long-term advances from the FHLB totaling $6,000,000. The 1.79% FHLB borrowing in the amount of $2,000,000 was due March 17, 2009. Interest was payable March 17, June 17, September 17 and December 17 of each year. Effective March 16, 2006 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate. This borrowing was repaid in March 2006.

The 4.80% FHLB borrowing in the amount of $4,000,000 was due on January 3, 2011. Interest was payable January 3, April 3, July 3, and October 3 of each year. Effective January 3, 2002 and any payment date thereafter, the FHLB has the option to convert the interest rate into a three (3) month LIBOR based floating rate. This advance was repaid in July 2006.

December 31,	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year-end
FHLB advance due March 2009	$—		$2,000,000	1.79%	$2,000,000	1.79%
FHLB advance due July 2009	3,000,000	5.328%	—		—
FHLB advance due Jan. 2011	—		4,000,000	4.80%	4,000,000	4.80%

Total	$3,000,000		$6,000,000		$6,000,000

Average for the Year
FHLB advance due March 2009	$416,438	1.790%	$2,000,000	1.79%	$1,836,066	1.78%
FHLB advance due July 2009	1,364,384	5.328%	—		—
FHLB advance due Jan. 2011	2,016,438	4.800%	4,000,000	4.80%	4,000,000	4.80%

Total	$3,797,260		$6,000,000		$5,836,066

13.	Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $13,951, $10,248, and $6,886, during the years ended December 31, 2006, 2005, and 2004, respectively.

We have a fifty percent or $793,714 investment in Pointer Ridge. Frank Lucente, a director of Bancshares and the Bank, controls twenty five percent of Pointer Ridge. In 2006, the Bank paid Pointer Ridge $272,070 in lease payments and $253,761 for leasehold improvements. Loans made to directors and executive officers or their affiliated companies totaled $4,756,505, $4,748,281, and $2,888,793, at December 31, 2006, 2005, and 2004, respectively. The directors, executive officers and their affiliated companies maintained deposits with the Bank of $9,407,392, $10,814,062, and $7,992,743 at December 31, 2006, 2005, and 2004, respectively. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

13.	Related Party Transactions (Continued)

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2006	2005	2004

Balance at beginning of year	$4,748,281	$2,888,793	$1,959,356
Additions	2,294,222	3,888,529	2,661,910
Repayments	(2,285,998)	(2,029,041)	(1,732,473)

Balance at end of year	$4,756,505	$4,748,281	$2,888,793

14.	Income Taxes

The components of income tax are as follows:

December 31,	2006	2005	2004

Current
Federal	$832,302	$505,213	$386,878
State	94,119	75,033	68,099

	926,421	580,246	454,977
Deferred	(78,225)	(2,595)	(16,774)

	$848,196	$577,651	$438,203

The components of the deferred income taxes are as follows:

December 31,	2006	2005	2004

Provision for loan losses	$(130,922)	$(79,083)	$(75,849)
Organization costs	5,897	5,897	5,897
Deferred loan origination costs, net	63,155	55,047	38,251
Depreciation	19,915	15,544	14,927
Supplemental executive retirement plan	(36,270)	—	—

	$(78,225)	$(2,595)	$(16,774)

14.	Income Taxes (Continued)

The components of the net deferred tax assets are as follows:

December 31,	2006	2005	2004

Deferred tax assets
Allowance for loan losses	$463,342	$332,420	$253,337
Organization costs	10,322	16,219	22,116
Supplemental executive retirement plan	36,270	—	—
Net unrealized loss on securities available for sale	108,172	160,187	50,842

	618,106	508,826	326,295

Deferred tax liabilities
Deferred loan origination costs	255,224	192,069	137,022
Depreciation	136,009	116,094	100,550

	391,233	308,163	237,572

Net deferred tax asset	$226,873	$200,663	$88,723

The differences between the federal income tax rate of 34 percent and the effective tax rate for the Bank are reconciled as follows:

December 31,	2006	2005	2004

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	2.2	2.8	3.1
Tax exempt income	(1.2)	(2.1)	(2.6)
Stock based compensation awards	1.5	—	—
Other nondeductible expenses	0.4	0.5	0.3
Bank owned life insurance	(1.9)	(1.5)	—
Other	—	—	0.1

Effective tax rate	35.0%	33.7%	34.9%

15.	Retirement Plan

The Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, which was amended in March 2003 and effective January 1, 2003, the Bank matches the first 3% of employee contributions to the plan and 50% of the next 2% of employee contributions, for a maximum required contribution of 4% of employee eligible compensation. This plan, which covers substantially all employees, allows for elective employee deferrals. The Bank’s contributions to the plan for 2006, 2005, and 2004, were $88,621, $57,641, and $42,623, respectively.

In 2006, the Bank also offered Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits as well as pre-retirement death benefits. We accrue the present value of these benefits over the remaining number of years to the executives’ retirement dates. The Bank’s expenses for the SERPs were $93,916 in 2006.

16.	Capital Standards
The Federal Deposit Insurance Corporation and the Federal Reserve Board have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2006, 2005, and 2004, the capital ratios and minimum capital requirements are as follows:

			Minimum capital		To be well
(in thousands)	Actual		adequacy		capitalized
December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$36,268	21.2%	$13,665	8.0%	$17,081	10.0%
Old Line Bank	$31,594	18.6%	$13,592	8.0%	$16,990	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$34,988	20.5%	$6,832	4.0%	$10,249	6.0%
Old Line Bank	$30,314	17.8%	$6,796	4.0%	$10,194	6.0%
Tier 1 capital (to average assets)
Consolidated	$34,988	17.5%	$8,019	4.0%	$10,023	5.0%
Old Line Bank	$30,314	15.2%	$7,980	4.0%	$9,975	5.0%

December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$34,725	28.3%	$9,826	8.0%	$12,283	10.0%
Old Line Bank	$30,254	24.8%	$9,766	8.0%	$12,208	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$33,770	27.5%	$4,913	4.0%	$7,370	6.0%
Old Line Bank	$29,299	24.0%	$4,883	4.0%	$7,325	6.0%
Tier 1 capital (to average assets)
Consolidated	$33,770	21.5%	$6,292	4.0%	$7,865	5.0%
Old Line Bank	$29,299	18.7%	$6,268	4.0%	$7,835	5.0%

December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$14,330	16.3%	$7,050	8.0%	$8,813	10.0%
Old Line Bank	$13,662	15.5%	$7,050	8.0%	$8,813	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$13,585	15.4%	$3,525	4.0%	$5,288	6.0%
Old Line Bank	$12,917	14.7%	$3,525	4.0%	$5,288	6.0%
Tier 1 capital (to average assets)
Consolidated	$13,585	12.7%	$4,272	4.0%	$5,340	5.0%
Old Line Bank	$12,917	12.1%	$4,257	4.0%	$5,321	5.0%
Tier 1 capital consists of common stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.
Failure to meet the capital requirement could affect our ability to pay dividends and accept deposits and may significantly affect our operations.
In the most recent regulatory report, we were categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

17.	Commitments and Contingencies
We lease three branch locations, two loan production offices, and our corporate headquarters under operating lease agreements expiring through 2040. Each of the leases provides extension options. In December, the Bank executed a lease for space located at 6301 Ivy Lane, Greenbelt, Maryland. We expect this lease to commence in July 2007. On January 31, 2007, the Bank also executed a lease for approximately 33,000 square feet of ground area and a free-standing bank building that Old Line Bank will construct. We plan to move the Ivy Lane branch to this facility and expect this lease will commence in July 2009.
The approximate future minimum lease commitments under the operating leases as of December 31, 2006, are as follows:

Year	Amount

2007	$648,895
2008	731,620
2009	749,290
2010	755,949
2011	774,530
Remaining	18,263,977

$21,924,261

Rent expense was $345,636, $87,821, and $74,463 for the years ended December 31, 2006, 2005, and 2004, respectively.
On August 25, 2006, Pointer Ridge entered into a loan agreement with an unrelated bank, in a principal amount of $6.6 million to finance the commercial office building located at 1525 Pointer Ridge Place, Bowie, Maryland. We lease approximately half of this building for our main office and operate a branch from this address. Pursuant to the terms of a guaranty between the bank and Old Line Bancshares dated August 25, 2006, Old Line Bancshares has guaranteed up to 50% of the loan amount plus costs incurred by the lender resulting from any acts, omissions or alleged acts or omissions.
In the normal course of business the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements.

18.	Fair Value of Financial Instruments
The estimated fair values of financial instruments equal the carrying value of the instruments except as noted.
Time Deposits — The fair value of time deposits with other banks is an estimate determined by discounting future cash flows using current rates offered for deposits of similar remaining maturities.
Investment Securities — The fair values of investment securities available for sale and held to maturity are based upon quoted market prices or dealer quotes.
Loans — The fair value of loans is an estimate determined by discounting future cash flows using current rates for which the Bank would make similar loans to borrowers with similar credit histories.
Deposits — The fair value of demand deposits and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit is an estimate using the rates currently offered for deposits of similar remaining maturities.
Borrowed funds — The fair value of short-term and long-term fixed rate FHLB advances is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

	December 31, 2006		December 31, 2005		December 31, 2004
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	amount	value	amount	value	amount	value

Financial assets
Time deposits	$—	$—	$—	$—	$300,000	$301,469
Investment securities	16,921,038	16,865,321	16,129,556	16,071,754	17,816,701	17,807,117
Loans	150,417,217	147,638,509	104,249,383	102,750,575	81,504,890	81,800,291

Financial liabilities
Interest bearing deposits	$131,708,780	$132,234,852	$89,253,741	$89,136,186	$63,540,800	$63,618,816
FHLB borrowings	5,000,000	5,018,219	6,000,000	5,738,859	6,000,000	6,024,540

19.	Other Operating Expenses
Other operating expenses that are significant are as follows:

Year Ended December 31,	2006	2005	2004

Advertising	$39,759	$26,497	$9,813
Audit & exam fees	54,500	62,000	60,000
Branch security costs	26,947	27,743	35,499
Broker referrals	51,481	11,101	—
Business development	81,545	27,545	15,225
Courier fees	86,975	45,457	27,144
Director fees	112,000	107,700	93,359
Organizational & legal expenses	35,149	36,590	41,673
Stationery & supplies	75,810	56,549	44,285
Other	637,137	427,426	368,906

Total	$1,201,303	$828,608	$695,904

20.	Parent Company Financial Information
The balance sheet, statement of income, and statement of cash flows for Old Line Bancshares, Inc. (Parent Company) follow:
Old Line Bancshares, Inc.
Balance Sheet

December 31,	2006	2005	2004

Assets
Cash and due from banks	$3,793,016	$3,591,373	$47,715
Investment in real estate, LLC	793,714	837,436	550,000
Investment in Old Line Bank	30,142,215	29,043,818	12,826,689
Deferred income taxes	10,322	16,219	22,116
Other assets	110,948	60,523	47,912

	$34,850,215	$33,549,369	$13,494,432

Liabilities and Stockholders’ Equity

Accounts payable	$34,261	$33,542	$120

Stockholders’ equity
Common stock	42,537	42,489	17,764
Additional paid-in-capital	31,868,025	31,735,627	12,446,229
Retained earnings	3,077,313	1,992,301	1,120,705

	34,987,875	33,770,417	13,584,698
Accumulated other comprehensive income	(171,921)	(254,590)	(90,386)

	34,815,954	33,515,827	13,494,312

	$34,850,215	$33,549,369	$13,494,432

20.	Parent Company Financial Information (Continued)
Old Line Bancshares, Inc.
Statement of Income

Years Ended December 31,	2006	2005	2004

Interest and dividend revenue
Dividend from bank	$488,839	$467,342	$413,032
U.S. Treasury securities	—	—	602
Interest on money market and certificates of deposit	142,418	76,632	4,910

Total interest and dividend revenue	631,257	543,974	418,544

Non-interest revenue
Income (loss) on investment in real estate, LLC	56,278	(64)	—

Non-interest expense	93,963	111,017	94,499

Income before income taxes	593,572	432,893	324,045
Income tax expense (benefit)	35,449	(11,713)	(30,256)

	558,123	444,606	354,301

Undistributed net income of bank	1,015,728	694,333	462,340

Net income	$1,573,851	$1,138,939	$816,641

20.	Parent Company Financial Information (Continued)
Old Line Bancshares, Inc.
Statement of Cash Flows

Years Ended December 31,	2006	2005	2004

Cash flows from operating activities
Interest and dividends received	$631,257	$543,974	$417,892
Income taxes	29,591	51,122	—
Cash paid for operating expenses	(95,554)	(77,595)	(94,379)

	565,294	517,501	323,513

Cash flows from investing activities
Purchase of investment securities held to maturity	—	—	(139,874)
Proceeds from maturity of investment securities held to maturity	—	—	440,000
Investment in bank	—	(15,687,000)	—
Return of principal from (investment in) real estate, LLC	100,000	(287,500)	(550,000)

	100,000	(15,974,500)	(249,874)

Cash flows from financing activities
Proceeds from stock options exercised	26,071	90,493	73,200
Tax benefit from stock options exercised	1,008	—	—
Proceeds from stock offering	(1,891)	19,177,507	—
Dividends paid	(488,839)	(267,343)	(213,032)
	(463,651)	19,000,657	(139,832)

Net increase (decrease) in cash	201,643	3,543,658	(66,193)

Cash and cash equivalents at beginning of year	3,591,373	47,715	113,908

Cash and cash equivalents at end of year	$3,793,016	$3,591,373	$47,715

Reconciliation of net income to net cash provided by operating activities
Net income	$1,573,851	$1,138,939	$816,641
Adjustments to reconcile net income to net cash used in operating activities
Undistributed net income of subsidiary	(1,015,728)	(694,333)	(462,340)
Accretion of discount on debt securities	—	—	(652)
Stock based compensation awards	107,258	—	—
(Increase) decrease in deferred income taxes	5,897	5,897	5,897
(Income) Loss on real estate, LLC	(56,278)	64	—
Increase in other liabilities	719	33,422	120
(Increase) decrease in other assets and tax expense	(50,425)	33,512	(36,153)

	$565,294	$517,501	$323,513

21.	Stockholders’ Equity
Stock Options
We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have issued grants with options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. As of December 31, 2006, there were 199,680 shares remaining available for future issuance under the stock option plans.
The intrinsic value of the 4,800 options that directors and officers exercised for the year ended December 31, 2006 was $29,730.
A summary of the status of the outstanding options follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of shares	exercise price	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	172,620	$8.60	114,420	$6.62	107,100	$4.93
Options granted	15,000	11.31	79,800	10.35	30,720	9.83
Options exercised	(4,800)	5.43	(20,700)	4.37	(23,400)	3.13
Options expired	—	—	(900)	9.58	—	—

Outstanding, end of year	182,820	$8.91	172,620	$8.60	114,420	$6.62

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	December 31, 2006	term	price	December 31, 2006	price

$3.33—$4.17	11,700	4.00	$3.44	11,700	$3.44
$4.18—$5.00	29,700	3.88	4.67	29,700	4.67
$9.58—$10.00	46,620	7.64	9.74	46,620	9.74
$10.01—$11.31	94,800	8.99	10.50	51,333	10.43

	182,820	7.50	$8.91	139,353	$8.38

Intrinsic value of outstanding options	$310,794

Intrinsic value of exercisable options	$310,757

21.	Stockholders’ Equity (Continued)
At December 31, 2006 there was $160,390 of total unrecognized compensation cost related to nonvested stock options. The following table summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values. We used the Black-Scholes option-pricing model.

Year Ended December 31,	2006	2005	2004

Dividend yield	1.06%	0.96%	1.02%
Risk-free interest rate	4.57%	4.39%	4.22%
Expected volatility	20.33%	22.27%	25.10%
Expected life in years	6.01	9.83	10.00
Weighted average fair value of options granted	$3.06	$3.79	$3.03
     Preferred stock
We are authorized to issue up to 1,000,000 shares of preferred stock with a par value of one cent per share. There were no preferred shares outstanding at December 31, 2006, 2005, and 2004.

22.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations
Three months ended

2006	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands except per share data)
Interest income	$3,180	$2,820	$2,643	$2,380
Interest expense	1,218	932	853	727
Net interest income	1,962	1,888	1,790	1,653
Provision for loan losses	43	26	140	130
Net income	367	417	407	383
Earnings per share-basic	0.09	0.10	0.10	0.09
Earnings per share-diluted	0.09	0.10	0.10	0.09

2005

Interest income	$2,126	$1,800	$1,621	$1,456
Interest expense	666	580	471	411
Net interest income	1,460	1,220	1,150	1,045
Provision for loan losses	39	40	75	50
Net income	388	281	243	227
Earnings per share-basic	0.10	0.13	0.11	0.11
Earnings per share-diluted	0.10	0.13	0.11	0.10

2004

Interest income	$1,366	$1,283	$1,130	$1,111
Interest expense	312	288	283	280
Net interest income	1,054	995	847	831
Provision for loan losses	45	85	45	45
Net income	248	239	150	180
Earnings per share-basic	0.12	0.11	0.07	0.08
Earnings per share-diluted	0.12	0.11	0.07	0.08

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
          There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.
Item 8A. Controls and Procedures
          As of the end of the period covered by this annual report on Form 10-KSB, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2006. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
Item 8B. Other Information
          None
PART III.
Item 9. Directors, Executive Officers, Promoters, Control Persons; Compliance with Section 16(a) of the Exchange Act
Code of Ethics
          Old Line Bancshares, Inc.’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Senior Financial Officers has been posted on Old Line Bancshares, Inc.’s internet website at www.oldlinebank.com. A copy of the Code of Conduct that applies to all of Old Line Bancshares’ and Old Line Bank’s officers, directors and employees is also available on Old Line Bancshares, Inc.’s internet website.
          The remaining information required by this Item 9 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of Old Line Bancshares, Inc.
Item 10. Executive Compensation
          The information required by this Item 10 is incorporated by reference to the information appearing under the captions “Director Compensation” and “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plans
          The following table sets forth certain information as of December 31, 2006, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.
Equity Compensation Plan Information
December 31, 2006

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options,	options, warrants	remaining available
Plan Category	warrants and rights	and rights	for future issuance

Equity compensation plans approved by security holders(1)	182,820	$8.91	199,680

(1)	Includes the 1990 Stock Option Plan, as amended, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. The 1990 Stock Option Plan, as amended, and the 2001 Incentive Stock Option Plan, as amended, were approved by security holders of Old Line Bank and its predecessor, Old Line National Bank. Effective September 15, 2003, all of the then stockholders of Old Line Bank became stockholders of Old Line Bancshares, Inc. The 2004 Equity Incentive Plan was approved by security holders of Old Line Bancshares, Inc.
          The remaining information required by this Item 11 is incorporated by reference to the information appearing under the captions “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of Old Line Bancshares, Inc.
Item 12. Certain Relationships and Related Transactions, and Director Independence
          The information required by this Item 12 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2007 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13. Exhibits
EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.2(1)	Articles of Amendment of Old Line Bancshares, Inc.

3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.

4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.

10.1(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and James W. Cornelsen

10.2(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and James W. Cornelsen

10.3(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and James W. Cornelsen

10.3.5(M)	Third Amendment to Executive Employment Agreement dated January 1, 2007 between Old Line Bank and James W. Cornelson

10.4(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.5(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.6(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and Joseph E. Burnett

10.7(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Joseph W. Burnett

10.8(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and Joseph E. Burnett

10.8.5(M)	Third Amendment to Executive Employment Agreement dated January 1, 2007 between Old Line Bank and Joseph E. Burnett

10.9(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett

10.10(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett

10.11(A)	Employment Agreement March 31, 2003 between Old Line Bank and Christine M. Rush

10.12(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Christine M. Rush

10.13(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and Christine M. Rush

10.13.5(M)	Third Amendment to Executive Employment Agreement dated January 1, 2007 between Old Line Bank and Christine M. Rush

10.14(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.15(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.16(B)	2001 Stock Option Plan, as amended

10.17(B)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.18(B)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.19(C)	1990 Stock Option Plan, as amended

10.20(C)	Form of Incentive Stock Option Grant Letter for 1990 Stock Option Plan

10.21(C)	Form of Director Non-Qualified Stock Option Agreement for 1990 Stock Option Plan

10.22(E)	2004 Equity Incentive Plan

10.23(G)	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.24(G)	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

10.25(D)	Lease Agreement dated April 29, 1999 between Live Oak Limited Partnership and Old Line National Bank

10.26(D)	Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank

Exhibit No.	Description of Exhibits
10.27(F)	Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank

10.28(F)	Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC

10.29(H)	AIA Construction Agreement dated April 14, 2005 between Pointer Ridge Office Investment, LLC and Waverly Construction & Management Company Inc.

10.30(H)	Incentive Plan Model and Stock Option Model

10.31(I)	Deed of Lease dated as of July 28, 2005 between Baltimore Boulevard Associates Limited Partnership and Old Line Bank

10.33	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

10.34	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

10.35(J)	Amendment of Lease Agreement dated July 5, 2006 between Ridgley I, LLC and Old Line Bank to the lease entered into July 7, 2004.

10.36(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (1st Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.37(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (3rd Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.38(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (4th Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.39(L)	Indemnity Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006.

21(A)	Subsidiaries of Registrant

23.1	Consent of Rowles & Company, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

(A)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-111587).

(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-113097).

(D)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB/A filed on April 8, 2004.

(E)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Registration Statement on Form SB2, under the Securities Act of 1933, as amended (Registration Number 333-127792) filed on August 23, 2005.

(J)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-QSB filed on August 10, 2006.

(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(L)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 9, 2006.

(M)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 31, 2007.
Note: Exhibits 10.1 through 10.24, and 10.30 relate to management contracts or compensatory plans or arrangements.

Item 14. Principal Accountant Fees and Services.
Audit and Non-Audit Fees
          The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

	Year Ended
	December 31,
	2006	2005
Audit Fees (1)	$45,100	$50,490
Audit Related Fees (2)	—	12,570
Tax Fees (3)	758	10,167
All Other Fees (4)	2,440	—

Total	$48,298	$73,227

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Rowles & Company, LLP in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) financial statements and are not reported under “Audit Fees”. In 2005, these fees included costs associated with reviews and advisory services related to the public offering.

(3)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4)	All Other Fees in 2006 are for discussions regarding the consolidation of Pointer Ridge Office Investment, LLC under FIN 46R.
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

Old Line Bancshares, Inc.
Date: March 22, 2007	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James W. Cornelsen James W. Cornelsen	Director, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2007

/s/ Christine M. Rush Christine M. Rush	Chief Financial Officer (Principal Accounting and Financial Officer)	March 22, 2007

/s/ Charles A. Bongar, Jr. Charles A. Bongar, Jr.	Director	March 22, 2007

/s/ Craig E. Clark Craig E. Clark	Director and Chairman of the Board	March 22, 2007

/s/ Daniel W. Deming Daniel W. Deming	Director	March 22, 2007

/s/ James F. Dent James F. Dent	Director	March 22, 2007

/s/ Nancy L. Gasparovic Nancy L. Gasparovic	Director	March 22, 2007

/s/ Frank Lucente, Jr. Frank Lucente, Jr.	Director	March 22, 2007

/s/ Gail D. Manuel Gail D. Manuel	Director	March 22, 2007

/s/ John D. Mitchell John D. Mitchell	Director	March 22, 2007

/s/ Gregory S. Proctor, Sr. Gregory S. Proctor, Sr.	Director	March 22, 2007

/s/ Suhas R. Shah Suhas R. Shah	Director	March 22, 2007

/s/ John M. Suit, II John M. Suit, II	Director	March 22, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.2(1)	Articles of Amendment of Old Line Bancshares, Inc.

3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.

4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.

10.1(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and James W. Cornelsen

10.2(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and James W. Cornelsen

10.3(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and James W. Cornelsen

10.3.5(M)	Third Amendment to Executive Employment Agreement dated January 1, 2007 between Old Line Bank and James W. Cornelson

10.4(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.5(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.6(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and Joseph E. Burnett

10.7(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Joseph W. Burnett

10.8(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and Joseph E. Burnett

10.8.5(M)	Third Amendment to Executive Employment Agreement dated January 1, 2007 between Old Line Bank and Joseph E. Burnett

10.9(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett

10.10(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett

10.11(A)	Employment Agreement March 31, 2003 between Old Line Bank and Christine M. Rush

10.12(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Christine M. Rush

10.13(K)	Second Amendment to Executive Employment Agreement dated December 30, 2005 between Old Line Bank and Christine M. Rush

10.13.5(M)	Third Amendment to Executive Employment Agreement dated January 1, 2007 between Old Line Bank and Christine M. Rush

10.14(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.15(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.16(B)	2001 Stock Option Plan, as amended

10.17(B)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.18(B)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.19(C)	1990 Stock Option Plan, as amended

10.20(C)	Form of Incentive Stock Option Grant Letter for 1990 Stock Option Plan

10.21(C)	Form of Director Non-Qualified Stock Option Agreement for 1990 Stock Option Plan

10.22(E)	2004 Equity Incentive Plan

10.23(G)	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.24(G)	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

10.25(D)	Lease Agreement dated April 29, 1999 between Live Oak Limited Partnership and Old Line National Bank

10.26(D)	Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank

10.27(F)	Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank

Exhibit No.	Description of Exhibits
10.28(F)	Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC

10.29(H)	AIA Construction Agreement dated April 14, 2005 between Pointer Ridge Office Investment, LLC and Waverly Construction & Management Company Inc.

10.30(H)	Incentive Plan Model and Stock Option Model

10.31(I)	Deed of Lease dated as of July 28, 2005 between Baltimore Boulevard Associates Limited Partnership and Old Line Bank

10.33	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

10.34	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

10.35(J)	Amendment of Lease Agreement dated July 5, 2006 between Ridgley I, LLC and Old Line Bank to the lease entered into July 7, 2004.

10.36(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (1st Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.37(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (3rd Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.38(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (4th Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.39(L)	Indemnity Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006.

21(A)	Subsidiaries of Registrant

23.1	Consent of Rowles & Company, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

(A)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-111587).

(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-113097).

(D)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB/A filed on April 8, 2004.

(E)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Registration Statement on Form SB2, under the Securities Act of 1933, as amended (Registration Number 333-127792) filed on August 23, 2005.

(J)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-QSB filed on August 10, 2006.

(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(L)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 9, 2006.

(M)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 31, 2007.
Note: Exhibits 10.1 through 10.24, and 10.30 relate to management contracts or compensatory plans or arrangements.