Form 10-Q
period 2007-03-31
OLD LINE BANCSHARES INC
filed 2007-05-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50345
Old Line Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0154352
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1525 Pointer Ridge Place	20716
Bowie, Maryland	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (301) 430-2500
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007, the registrant had 4,254,598.5 shares of common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$4,650,949	$5,120,068
Federal funds sold	25,915,504	34,508,127

Total cash and cash equivalents	30,566,453	39,628,195
Investment securities available for sale	13,550,881	14,118,649
Investment securities held to maturity	2,802,192	2,802,389
Loans, less allowance for loan losses	158,008,212	150,417,217
Restricted equity securities at cost	1,630,250	1,575,550
Investment in real estate LLC	803,482	793,714
Bank premises and equipment	4,073,881	4,049,393
Accrued interest receivable	794,307	820,628
Deferred income taxes	230,352	226,873
Bank owned life insurance	7,520,652	3,458,065
Other assets	572,293	239,989

	$220,552,955	$218,130,662

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$34,323,022	$37,963,066
Interest-bearing	137,376,085	131,708,780

Total deposits	171,699,107	169,671,846
Short-term borrowings	9,403,978	9,193,391
Long-term borrowings	3,000,000	3,000,000
Accrued interest payable	771,387	629,557
Income tax payable	153,560	334,496
Other liabilities	388,665	485,418

	185,416,697	183,314,708

Stockholders’ equity
Common stock, par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 4,254,598.5 in 2007, and 4,253,698.5 in 2006	42,546	42,537
Additional paid-in capital	31,957,459	31,868,025
Retained earnings	3,277,216	3,077,313

	35,277,221	34,987,875
Accumulated other comprehensive income	(140,963)	(171,921)

	35,136,258	34,815,954

	$220,552,955	$218,130,662

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31,	2007	2006

Interest revenue
Loans, including fees	$2,880,557	$1,844,173
U.S. Treasury securities	31,575	31,575
U.S. government agency securities	80,360	58,564
Mortgage backed securities	13,915	17,395
Tax exempt securities	26,978	27,777
Federal funds sold	373,465	381,333
Other	21,288	18,930

Total interest revenue	3,428,138	2,379,747

Interest expense
Deposits	1,360,514	628,052
Borrowed funds	106,244	98,563

Total interest expense	1,466,758	726,615

Net interest income	1,961,380	1,653,132

Provision for loan losses	56,000	130,000

Net interest income after provision for loan losses	1,905,380	1,523,132

Non-interest revenue
Service charges on deposit accounts	70,920	57,307
Marine division broker origination fees	77,674	124,351
Earnings on bank owned life insurance	67,350	34,142
Income (loss) on investment in real estate LLC	9,768	—
Other fees and commissions	40,195	35,829

Total non-interest revenue	265,907	251,629

Non-interest expense
Salaries	754,171	606,606
Employee benefits	284,814	180,196
Occupancy	210,438	66,217
Equipment	61,446	30,858
Data processing	59,440	37,361
Other operating	332,658	284,809

Total non-interest expense	1,702,967	1,206,047

Income before income taxes	468,320	568,714

Income taxes	140,778	185,261

Net income	$327,542	$383,453

Basic earnings per common share	$0.08	$0.09
Diluted earnings per common share	$0.08	$0.09
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2006	4,253,698.5	$42,537	$31,868,025	$3,077,313	$(171,921)

Net income	—	—	—	327,542	—	$327,542
Unrealized (loss) on securities available for sale, net of income taxes of $19,479	—	—	—	—	30,958	30,958

Comprehensive income						$358,500

Stock based compensation awards	—	—	83,193	—	—
Cash dividend $0.03 per share	—	—	—	(127,639)	—
Stock options exercised, including tax benefit of $2,001	900.0	9	6,241	—	—

Balance, March 31, 2007	4,254,598.5	$42,546	$31,957,459	$3,277,216	$(140,963)

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2007	2006

Cash flows from operating activities
Interest received	$3,438,361	$2,366,622
Fees and commissions received	193,552	220,854
Interest paid	(1,324,928)	(702,368)
Cash paid to suppliers and employees	(1,980,236)	(1,414,067)
Income taxes paid	(344,670)	(90,872)

	(17,921)	380,169

Cash flows from investing activities
Proceeds from disposal of investment securities Available for sale at maturity or call	617,371	64,971
Loans made, net of principal collected	(7,629,868)	(10,251,970)
Purchase of equity securities	(54,700)	(427,800)
Investment in bank owned life insurance (BOLI)	(4,000,000)	—
Purchase of premises, equipment and software	(164,281)	(15,142)
Proceeds from sale of premises and equipment	71,198	—

	(11,160,280)	(10,629,941)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	10,848,786	8,109,449
Other deposits	(8,821,525)	11,755,296
Net increase in short-term borrowings	210,587	1,181,130
(Decrease) increase in long-term borrowings	—	(2,000,000)
Proceeds from stock options exercised, including tax benefit	6,250	—
(Costs) proceeds from stock offering	—	(1,891)
Dividends paid	(127,639)	(106,222)

	2,116,459	18,937,762

Net increase (decrease) in cash and cash equivalents	(9,061,742)	8,687,990

Cash and cash equivalents at beginning of year	39,628,195	39,961,380

Cash and cash equivalents at end of year	$30,566,453	$48,649,370

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2007	2006

Reconciliation of net income to net cash provided (used) by operating activities
Net income	$327,542	$383,453

Adjustments to reconcile net income to net cash provided (used) by operating activities

Depreciation and amortization	85,656	42,732
Provision for loan losses	56,000	130,000
Loss on sale of equipment	(12,190)	—
Change in deferred loan fees net of costs	(17,127)	40,112
Amortization of premiums and discounts	1,029	664
Deferred income taxes	(22,956)	(13,581)
Stock based compensation awards	83,193	36,017
Increase (decrease) in Accrued interest payable	141,830	24,247
Other liabilities	(277,689)	154,726
Decrease (increase) in Accrued interest receivable	26,321	(53,901)
Bank owned life insurance	(62,587)	(30,775)
Other assets	(337,175)	(333,525)
(Income) loss from investment in real estate LLC	(9,768)	—

	$(17,921)	$380,169

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of the Old Line Bank. Old Line Bancshares also has an approximately $803,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).

Old Line Bank is a full service commercial bank operating in the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Charles and northern St. Mary’s. Old Line Bank offers deposit services and loans to individuals, small businesses, associations and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders and travelers cheques. Old Line Bank also offers credit card services and on-line account access with bill payer service.

Basis of Presentation and Consolidation-The accompanying consolidated financial statements include the activity of Old Line Bancshares, Inc. and its wholly owned subsidiary, Old Line Bank. We have eliminated all significant intercompany transactions and balances.

The foregoing consolidated financial statements are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2006 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares, Inc.’s Form 10-KSB for the year ended December 31, 2006. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-KSB.

The accounting and reporting policies of Old Line Bancshares, Inc. conform to accounting principles generally accepted in the United States of America.

2.	INVESTMENT SECURITIES

As Old Line Bancshares purchases securities, management determines if we should classify the securities as held to maturity, available for sale or trading. We record the securities which management has the intent and ability to hold to maturity at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. We classify securities which we may sell before maturity as available for sale and carry these securities at fair value with unrealized gains and losses included in stockholders’ equity on an after tax basis. Management has not identified any investment securities as trading.

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

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
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

Three Months Ended March 31,	2007	2006

Weighted average number of shares	4,254,359.0	4,248,898.5
Dilutive average number of shares	14,923.0	34,149.0
5.	STOCK-BASED COMPENSATION

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an employee is required to provide service in exchange for such award. For the three months ended March 31, 2007 and 2006, we recorded stock-based compensation expense of $83,193 and $36,017, respectively.

Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). For the three months ended March 31, 2007, we recognized an $11,887 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options There were no non-qualified options included in the expense calculation during the twelve months ended March 31, 2006.

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have issued grants with options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. As of March 31, 2007, there were 164,480 shares remaining available for future issuance under the stock option plans.

The intrinsic value of the 900 options that directors and officers exercised during the quarter ended March 31, 2007 was $5,184.

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
     5. STOCK-BASED COMPENSATION (Continued)
     A summary of the status of the outstanding options follows:

	2007
		Weighted
	Number	average
	of shares	exercise price

Outstanding, beginning of year	182,820	$8.91
Options granted	35,200	10.48
Options exercised	(900)	4.72
Options expired	—	—

Outstanding, March 31, 2007	217,120	$9.18

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	March 31, 2007	term	price	March 31, 2007	price
$3.33-$4.17	11,700	3.76	$3.44	11,700	$3.44
$4.18-$5.00	28,800	3.73	4.67	28,800	4.67
$9.58-$10.00	46,620	7.39	9.74	46,620	9.74
$10.01-$11.31	130,000	9.04	10.50	69,733	10.44

	217,120	7.69	$9.18	156,853	$8.65

Intrinsic value of outstanding options		$364,762

Intrinsic value of exercisable options		$346,645
6.	Retirement Plan

Old Line Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, which was amended in March 2003 and effective January 1, 2003, Old Line Bank matches the first 3% of employee contributions to the plan and 50% of the next 2% of employee contributions, for a maximum required contribution of 4% of employee eligible compensation. This plan, which covers substantially all employees, allows for elective employee deferrals. Old Line Bank’s contributions to the plan for the three months ended March 31, 2007 and 2006, were $33,299, and $19,076, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits as well as pre-retirement death benefits. We accrue the present value of these benefits over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the three months ended March 31, 2007 and 2006, were $25,492, and $23,478, respectively.

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
7.	Recent Accounting Standards

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS No. 115, to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this standard provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account, when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008. SFAS No. 159 permits early adoption as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We have not elected early adoption of SFAS No. 159. We have not completed our assessment of SFAS No. 159, and the impact, if any, on our consolidated results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This standard requires that we recognize a net liability or asset to report the funded or unfunded status of our defined benefit pension and other post retirement benefit plans on our balance sheet. The effective date of the recognition and disclosure provisions is for fiscal years beginning after December 15, 2006. We do not expect that SFAS No. 158 will have a material impact on our consolidated results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This guidance clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. Additionally, it applies to the recognition and measurement of income tax uncertainties resulting from a purchase business combination. This guidance is effective for fiscal years beginning after December 15, 2006. We anticipate FIN48 will not have a material impact on our consolidated results of operations or financial position.

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
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $803,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and has completed the construction of a commercial office building containing approximately 40,000 square feet. On July 10, 2006, we began leasing approximately 50% of this building for our main office (moving our existing main office from Waldorf, Maryland) and operating a branch of Old Line Bank from this address.
Summary of Recent Performance and Other Activities
     We are pleased to report that the three months ended March 31, 2007 was, we believe, another productive and successful quarter. Although net income for the first quarter of 2007 was lower than that reported in the first quarter of 2006, this was primarily due to our investment in infrastructure in the 2nd and 3rd quarters of 2006, increased stock-based compensation expense during the period, and softening in the marine industry.
     As expected, the opening of the new Bowie branch and the establishment of our new headquarters in July 2006 caused a $144,221 or 217.80% increase in occupancy costs during the quarter. As a result of the staffing requirements for the new Bowie branch, the new business development and loan officers hired in the 3rd quarter of 2006, and additions to corporate staff in 2007, salaries and benefit expenses increased $252,183 or 32.05%. The stock-based compensation expense also contributed to the increase in benefits. During the first quarter, this expense increased $47,176 from $36,017 in the first quarter of 2006 to $83,193 in the first quarter of 2007. This amount was approximately $50,000 higher during the first quarter of the year than it will be during each of the remaining three quarters of the year. We believe these investments in personnel and facilities provide the infrastructure and support required to continue to grow the bank and will provide long term benefits. While we anticipate that we will bear the burden of these increased costs during the first half of the year, we expect the benefits will begin to follow during the second half of the year.
     During the first quarter, we continued to work towards our long term goals of growing the loan portfolio while maintaining asset quality and growing our branch network. During the quarter the following events occurred.
•	We announced the lease for our 6th branch location in Greenbelt, Maryland.

•	The loan portfolio grew $7.6 million or 5.05%.

•	We maintained asset quality with one non-accrual loan in the amount of $60,000 and no other loans past due more than 90 days. We anticipate full repayment of this loan during the second quarter of 2007.

•	As a result of high gas prices, adverse weather conditions and general concerns about the industry, the marine division experienced a $42,279 pre-tax loss during the quarter compared to $52,061 of pre-tax income during the 1st quarter of 2006.

•	We appointed a new individual to our Board of Directors.

•	We invested an additional $4 million in bank owned life insurance which will improve non-interest revenue and provide tax benefits.
     In addition, in April 2007, we hired a new commercial lender to service the Anne Arundel County market.
     The following summarizes the highlights of our financial performance for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006.

	Three months ended March 31,
	(Dollars in thousands)
	2007	2006	$ Change	% Change
Net income	$328	$383	$(55)	(14.36)%
Interest revenue	3,428	2,380	1,048	44.03
Interest expense	1,467	727	740	101.79
Net interest income after provision for loan losses	1,905	1,523	382	25.08
Non-interest revenue	266	252	14	5.56
Non-interest expense	1,703	1,206	497	41.21
Average interest earning assets	203,179	159,935	43,244	27.04
Average non-interest bearing deposits	36,007	33,459	2,548	7.62
Average gross loans	157,495	107,512	49,983	46.49
Average interest bearing deposits	136,339	90,622	45,717	50.45
Net interest margin (1)	3.97%	4.25%
Return on average equity	3.78%	4.59%
Earnings per share basic	$0.08	$0.09	$(0.01)	(11.11%)
Earnings per share diluted	0.08	0.09	(0.01)	(11.11%)

(1)	See “Reconciliation of Non-GAAP Measures”
Growth Strategy
     We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.
     Expansion
     We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. We plan to expand in Prince George’s County and Anne Arundel County, Maryland, and may expand in Charles County and contiguous northern and western counties, such as Montgomery County and Howard County, Maryland.
     In July 2006, we moved our headquarters to 1525 Pointer Ridge Place, Bowie, Maryland (from our existing main office in Waldorf, Maryland) and we opened a new branch in this building. We hired the majority of the staff for this branch during the 2nd quarter of 2006.
     We also plan to open a new branch in Greenbelt (Prince George’s County), Maryland. Initially, we will open this branch on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Maryland. We anticipate we will open this branch during the 3rd quarter of 2007. Upon completion of construction of a bank building, we plan to move this branch to the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane, Greenbelt, Maryland. In April 2007, we hired the Branch Manager for this location and are currently recruiting for the remainder of the staff.
     In 2005, we announced plans to open a new branch in College Park (Prince George’s County), Maryland in the same building as the loan production office that houses our team of loan officers. Our lease provides that we will lease the branch space in January 2008 when the existing branch of a large southeastern regional bank moves from the space. We plan to hire a Branch Manager and the staff for this location during the 3rd and 4th quarters of 2007.
     As expected, the opening of the new Bowie branch and the establishment of our new headquarters in July 2006 caused a $144,221 or 217.80% increase in occupancy costs during the quarter. Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increase in expenses.
     Expansion of Commercial, Construction and Commercial Real Estate Lending
     In April 2007, we hired a new Senior Vice President of Commercial Lending. This individual is a skilled commercial lender who has worked in the Anne Arundel and Prince George’s County markets for over 25 years. We believe that with his qualifications and through his long term associations with businesses and prominent individuals, he will develop new lending and deposit opportunities for us in these markets. Initially, he will work from our Bowie headquarters.
     We hired a new Senior Vice President of Commercial Lending, in August 2006, who has over 30 years of lending experience and is a significant addition to our lending team. This individual operates from a loan production office in Gaithersburg (Montgomery County), Maryland. This lender’s expertise and market knowledge have allowed us to expand our presence into southern Montgomery County and the District of Columbia. We anticipate that as a result of this person’s efforts, we will continue to expand in these markets.
     In July 2006, we hired a new Vice President of Business Development who was formerly Executive Director of the Prince George’s County Chamber of Commerce. This individual works from our Bowie main office. We believe this individual’s expertise and market knowledge have allowed us to continue to enhance our presence in the Prince George’s County market and beyond.
     As we expected, the increase in personnel during the second half of 2006 caused an increase in salary and benefit expenses in the first quarter of 2007 compared to the first quarter of 2006. These individuals also contributed to our loan and deposit growth. As a result of their efforts, we anticipate the bank will experience continued improvement in loan growth during 2007 and beyond.
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

     As a result of high gasoline prices, adverse weather conditions and general concerns about the economy, the marine industry experienced declining sales during the first quarter of 2007. The decline in sales was particularly evident in boats priced in the $250,000 to $500,000 price range. Historically, this segment of the market was one of the most lucrative and fastest growing segments. This deterioration in the market caused the marine division to experience a $42,270 pre-tax loss during the quarter compared to $52,061 of pre-tax income during the first quarter of 2006. We plan to continue to monitor the market, expand our market focus, and make any other necessary adjustments that will allow this division to attain and maintain profitability for the remainder of 2007.
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
     Bank owned life insurance
     We increased our investment in Bank Owned Life Insurance (“BOLI”) in February 2007 by $4 million. In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With the new investment made in February, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006.
     Other Opportunities
     We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, telephone banking and Internet banking with on-line account access and bill payer service. We will continue to evaluate cost effective ways that technology can enhance our management, products and services. In 2007, we plan to offer to selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us. We anticipate that this service will modestly increase equipment cost, reduce courier fees, and positively impact deposit growth. We continually evaluate new products and services that may enhance the service we provide our customers.
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
     March 31, 2007 compared to March 31, 2006
     Net interest income after provision for loan losses for the three months ended March 31, 2007 increased $382,248 or 25.10% to $1.9 million from $1.5 million for the same period in 2006. The increase was primarily attributable to an increase in total average interest earning assets. A decrease in Federal Funds and deposit growth funded the loan growth that caused the increase in average interest earning assets.

     Interest revenue increased from $2.4 million for the three months ended March 31, 2006 to $3.4 million for the same period in 2007. Interest expense for all interest bearing liabilities amounted to $1.5 million for the three months ended March 31, 2007 versus $726,615 for the three months ended March 31, 2006. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of increases in earning assets and increasing market interest rates. The increase in earnings assets was a result of increased business development efforts from the entire Old Line Bank lending team. Additionally, we believe that the move to our new Bowie headquarters and the opening of the Bowie branch provided us with increased name recognition that also contributed to our growth.
     Our net interest margin was 3.97% for the three months ended March 31, 2007, as compared to 4.25% for the three months ended March 31, 2006. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 80 basis points from 6.10% in 2006 to 6.90% in 2007, and average interest-earning assets grew by $43.3 million. A 120 basis point increase of the yield on average interest-bearing liabilities from 2.85% in 2006 to 4.05% in 2007, and a $43.5 million increase in interest bearing liabilities partially offset these improvements.
     The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2006, the prime rate was 7.50%. By March 31, 2006, it had increased to 7.75%. For the first three months of 2007, the prime rate was 8.25%. The yield also improved because loans, net of allowance comprised 76.84% of total average interest earning assets in 2007 versus 66.55% in 2006.
     The increased interest rates allowed us to earn an 85 basis point higher average yield on our federal funds and a 46 basis point higher average yield on our loan portfolio. Increases in market interest rates, and the purchase of $10.1 million in brokered certificates of deposit in the 3rd quarter of 2006 caused the cost of average interest bearing liabilities to increase 120 basis points during the period. We expect improvement in our net interest margin during 2007 because we expect the volume of and rates on loans to grow at a faster rate than the volume of and rates on interest bearing liabilities. We will offer promotional campaigns to attract deposits throughout the year or seek brokered deposits, if required, to maintain an acceptable loan to deposit ratio.
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

	Average Balances, Interest and Yields
Three Months Ended March 31,	2007			2006
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$28,855,433	$384,204	5.40%	$34,833,244	$391,150	4.55%
Interest bearing deposits	—	—		7,111	23	1.31
Investment securities(1)(2)
U.S. Treasury	4,000,075	33,104	3.36	4,000,276	33,104	3.31
U.S. Government agency	8,086,801	84,252	4.23	7,391,988	61,401	3.32
Mortgage-backed securities	1,419,727	13,915	3.97	1,766,138	17,395	3.94
Tax exempt securities	3,228,974	39,296	4.94	3,354,101	37,130	4.43
Other	1,467,479	21,685	5.99	2,141,908	19,262	3.60

Total investment securities	18,203,056	192,252	4.28	18,654,411	168,292	3.61

Loans: (3)
Commercial	39,188,677	823,733	8.52	20,485,471	421,743	8.35
Mortgage	96,741,333	1,787,379	7.49	63,971,667	1,122,228	7.11
Installment	21,565,294	269,445	5.07	23,055,101	300,202	5.28

Total loans	157,495,304	2,880,557	7.42	107,512,239	1,844,173	6.96
Allowance for loan losses	1,374,075	—		1,071,708	—

Total loans, net of allowance	156,121,229	2,880,557	7.48	106,440,531	1,844,173	7.03

Total interest earning assets(1)	203,179,718	3,457,013	6.90	159,935,297	2,403,638	6.10

Non-interest bearing cash	3,839,335			3,469,606
Premises and equipment	4,081,213			2,425,755
Other assets	8,409,822			5,685,312

Total assets(1)	$219,510,088			$171,515,970

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$9,064,901	$15,009	0.67	$7,961,853	$13,991	0.71
Money market and NOW	23,620,827	116,425	2.00	23,293,375	78,311	1.36
Other time deposits	103,653,622	1,229,080	4.81	59,367,230	535,750	3.66

Total interest-bearing deposits	136,339,350	1,360,514	4.05	90,622,458	628,052	2.81
Borrowed funds	10,674,695	106,244	4.04	12,870,032	98,563	3.11

Total interest bearing liabilities	147,014,045	1,466,758	4.05	103,492,490	726,615	2.85
Non-interest bearing deposits	36,007,396			33,458,604

	183,021,441	1,466,758	3.25	136,951,094	726,615	2.15
Other liabilities	1,347,673			662,332
Stockholders’ equity	35,140,974			33,902,544

Total liabilities and stockholders’ equity	$219,510,088			$171,515,970

Net interest spread(1)			2.85			3.25

Net interest income and Net interest margin(1)		$1,990,255	3.97%		$1,677,023	4.25%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Non-accruing loans for the period ended March 31, 2007 were $59,809 and $0 for the period ended March 31, 2006.

     The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest revenue, interest expense and net interest income due to both volume and rate is reported with the rate variance.
Rate/Volume Variance Analysis

	Three months Ended March 31,
	2007 compared to 2006
	Variance due to:
	Total	Rate	Volume
Interest Earning Assets:
Federal funds sold(1)	$(6,946)	$60,120	$(67,066)
Interest bearing deposits	(23)	—	(23)
Investment Securities(1) U.S. Treasury	—	—	—
U.S. Government agency	22,851	17,163	5,688
Mortgage-backed securities	(3,480)	(115)	(3,365)
Tax exempt securities	2,166	3,533	(1,367)
Other	2,423	8,410	(5,987)
Loans:
Commercial	401,990	16,909	385,081
Mortgage	665,151	90,649	574,502
Installment	(30,757)	(11,361)	(19,396)

Total interest revenue (1)	1,053,375	185,308	868,067

Interest-bearing liabilities
Savings	1,018	(913)	1,931
Money market and NOW	38,114	37,016	1,098
Other time deposits	693,330	293,661	399,669
Borrowed funds	7,681	24,516	(16,835)

Total interest expense	740,143	354,280	385,863

Net interest income(1)	$313,232	$(168,972)	$482,204

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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
     The provision for loan losses was $56,000 for the three months ended March 31, 2007, as compared to $130,000 for the three months ended March 31, 2006, a decrease of $74,000 or 56.92%. For the 2007 period, we decreased the provision for loan losses because for over seven years we have had minimal past dues and charge-offs and we currently have only $59,809 in non-accruals. Loan growth during the quarter was a modest 5.05% and after completing the analysis outlined below, we determined that we have had no significant changes in economic factors, personnel, policies or practices during the period to warrant a higher provision.
     We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s SAB No. 102, Loan Loss Allowance Methodology and Documentation; the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision.
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
     With respect to commercial loans, management assigns a risk rating of one through eight to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of eight having the greatest amount of risk. For commercial loans of less than $250,000, we may review the risk rating annually based on, among other things, the borrower’s financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower’s industry; and payment history. We review the risk rating for all commercial loans in excess of $250,000 at least annually. We evaluate loans with a risk rating of five or greater separately and assign loss amounts based upon the evaluation. For loans with risk ratings between one and four, we determine loss ratios based upon a review of prior 18 months delinquency trends, the three year loss ratio, peer group loss ratios and industry standards.
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
     We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At March 31, 2006, we had $0 in impaired loans. At March 31, 2007, we had one non-performing loan in the amount of $59,809. This loan is fully collateralized and we anticipate full repayment during the second quarter of 2007.
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
     The allowance for loan losses represents 0.84% of total loans at March 31, 2007, 0.85% at December 31, 2006, and 0.94% at March 31, 2006. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Balance, beginning of period	$1,280,396	$954,706	$954,706
Provision for loan losses	56,000	130,000	339,000

Chargeoffs:
Commercial	—	(658)	(15,772)
Mortgage	—	—	—
Installment	(4,979)	—	(2,685)

Total chargeoffs	(4,979)	(658)	(18,457)
Recoveries:
Commercial	—	—	—
Mortgage	—	—	—
Installment	184	250	5,147

Total recoveries	184	250	5,147

Net (chargeoffs) recoveries	(4,795)	(408)	(13,310)

Balance, end of period	$1,331,601	$1,084,298	$1,280,396

Allowance for loan losses to gross loans	0.84%	0.94%	0.85%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.003%	0.000%	0.011%
     The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

	March 31,				December 31,
	2007		2006		2006
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & others	$9,092	1.48%	$7,630	0.68%	$8,939	0.45%
Boat	155,244	12.10	149,621	18.84	169,093	14.29
Mortgage	841,365	61.33	593,875	60.95	869,101	61.55
Commercial	325,900	25.09	333,172	19.53	233,263	23.71

Total	$1,331,601	100.00%	$1,084,298	100.00%	$1,280,396	100.00%

     Non-interest Revenue
     March 31, 2007 compared to March 31, 2006
     Non-interest revenue totaled $265,907 for the three months ended March 31, 2007, an increase of $14,278 or 5.67% from the 2006 amount of $251,629. Non-interest revenue for the three months ended March 31, 2007 and March 31, 2006 included fee income from service charges on deposit accounts, broker origination fees from the marine division, earnings on bank owned life insurance, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions.
     The following table outlines the changes in non-interest revenue.

	March 31,	March 31,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$70,920	$57,307	$13,613	23.75%
Marine division broker origination fees	77,674	124,351	(46,677)	(37.54)
Earnings on bank owned life insurance	67,350	34,142	33,208	97.26
Income(loss) on investment in real estate LLC	9,768	—	9,768
Other fees and commissions	40,195	35,829	4,366	12.19

Total non-interest revenue	$265,907	$251,629	$14,278	5.67%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they used. As a result of high gasoline prices, adverse weather conditions and general concerns about the economy, the marine industry experienced declining sales during the first quarter of 2007. The decline in sales was particularly evident in boats priced in the $250,000 to $500,000 price range. Historically, this segment of the market was one of the most lucrative and fastest growing segments. This deterioration in the market caused the marine division to experience a decline in the dollar value of transactions brokered. This caused the decline in the broker origination fees. Earnings on bank owned life insurance increased primarily because we invested an additional $4 million in February 2007. Pointer Ridge’s income increased because it began leasing its building to tenants in June 2006 and had no income during the first quarter of 2006. Other fees and commissions increased $4,366 because of miscellaneous fee income collected during the period.
     Because of the new lenders we have hired and the new Bowie and Greenbelt (which we anticipate will open in the third quarter of 2007) branches, we expect that customer relationships will grow during 2007. We anticipate this growth will cause an increase in service charges on deposit accounts. We anticipate that we will see improvement in fee income from the marine division during the 2nd and 3rd quarter of 2007. We believe the demand in the commercial real estate market will remain stable and we will have an additional number of opportunities to provide financing of these facilities. Therefore, other loan fees which are included in other fees and commissions should remain constant. We expect our earnings on bank owned life insurance will increase in 2007 primarily because of the additional $4 million investment in February 2007. We anticipate the income from Pointer Ridge will stabilize during the year and will produce break-even profitability. As a result, we expect our earnings in Pointer Ridge during 2007 will be nominal.

     Non-interest Expense
     March 31, 2007 compared to March 31, 2006
     Non-interest expense for the three months ended March 31, 2007 was $1.7 million versus $1.2 million for the same period in 2006. The following chart outline the changes in non-interest expenses for the period.

	March 31,	March 31,
	2007	2006	$ Change	% Change
Salaries	$754,171	$606,606	$147,565	24.33%
Employee benefits	284,814	180,196	104,618	58.06
Occupancy	210,438	66,217	144,221	217.80
Equipment	61,446	30,858	30,588	99.13
Data processing	59,440	37,361	22,079	59.10
Other operating	332,658	284,809	47,849	16.80

Total non-interest expenses	$1,702,967	$1,206,047	$496,920	41.20%

     Salary and benefit expenses increased because of general salary increases and because of the new staff for the Bowie branch, the new loan officer in Gaithersburg, the new business development officer and additions to corporate and branch staff. Stock based compensation expense was approximately $47,000 higher during the 1st quarter of 2007 than the 1st quarter of 2006 because there was a higher number of options issued that immediately vested during the period.
     Occupancy expense increased because of the new corporate headquarters and the addition of the new Bowie branch in July 2006. Data processing increased because of the new locations, new services provided by our data processor, and contractual increases. Other operating expenses increased because of an approximately $9,000 increase in business development and advertising costs, a $4,000 increase in courier costs, and an approximately $10,000 increase in security costs.
     For the remainder of 2007, we anticipate non-interest expenses will continue to increase. In addition to the personnel increases discussed above, we will incur increased rent expense relating to our July 2006 move of our main office from Waldorf to Bowie, Maryland and the opening of our Bowie branch. In the third quarter, we anticipate we will open the new Greenbelt location that will also increase rent and operational expenses. We expect to somewhat offset the effect of these increases with a reduction in the stock based compensation expense of $50,000 for each of the remaining three quarters of the year, improvement in non-interest income that derives from the boat brokerage business, and continued increases in interest income through loan growth.
     Income Taxes
     March 31, 2007 Compared to March 31, 2006
     Income tax expense was $140,778 (30.06% of pre-tax income) for the three months ended March 31, 2007 as compared to $185,261 (32.58% of pre-tax income) for the same period in 2006. The decrease in the effective tax rate is primarily due to a $33,208 increase in interest income from the bank owned life insurance which is tax exempt.
     Net Income
     March 31, 2007 Compared to March 31, 2006
     Net income was $327,542 or $0.08 per basic and diluted common share for the three month period ending March 31, 2007, a decrease of $55,911 or 14.58% compared to net income of $383,453 or $0.09 per basic and diluted common share for the same period in 2006. The decrease in net income was a result of a

$496,920 increase in non-interest expense for the period compared to the same period in 2006. This increase in non-interest expense was partially offset by a $382,248 increase in net interest income after provision for loan losses, a $14,278 increase in non-interest revenue and a $44,483 decrease in income taxes. This decrease in income caused earnings per share on a basic and diluted basis to decline.
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
     The investment portfolio at March 31, 2007 amounted to $16.4 million, a decrease of $567,965, or 3.36%, from the December 31, 2006 amount of $16.9 million. Available for sale investment securities decreased to $13.6 million at March 31, 2007 from $14.1 million at December 31, 2006. The decrease in the available for sale investment portfolio occurred because some of these assets matured and we purchased new securities or deployed the proceeds into loans. There was no change in the held to maturity securities at March 31, 2007 and the balance remained the same as the $2.8 million balance on December 31, 2006. The carrying value of available for sale securities included net unrealized losses of $229,657 at March 31, 2007 (reflected as unrealized losses of $140,963 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $280,092 ($171,921 net of taxes) as of December 31, 2006. In general, the decrease in unrealized losses was a result of the maturity of securities and a shortening of the remaining term until maturity. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
     Investment in real estate LLC
     As discussed above, Old Line Bancshares also has a 50% ownership or $803,482 investment in Pointer Ridge, a real estate investment limited liability company. In July 2006, we moved our main office facility from Waldorf, Maryland to the building owned by Pointer Ridge at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County and established a branch in this facility.
     Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. On June 6, 2006, we executed leases for 2,557 square feet on the 1st floor of the building for a new branch office, 5,449 square feet on the 3rd floor and 11,053 square feet on the 4th floor of this building for our new headquarters. The leases which commenced on July 1, 2006, are for thirteen years, with two, five-year renewal options. Payment terms on the leases are “triple net” with basic monthly payments of $40,558 and 3% annual increases.

     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $7.6 million or 5.05% to $158.0 million at March 31, 2007 from $150.4 million at December 31, 2006. Commercial business loans increased by $4.0 million (11.16%), commercial real estate loans (generally owner-occupied) increased by $4.4 million (6.02%), residential real estate loans (generally home equity and fixed rate home improvement loans) decreased by $707,490 (6.21%), real estate construction loans increased by $619,450 (7.44%) and installment loans decreased by $715,094 (3.20%) from their respective balances at December 31, 2006.
     During the first quarter of 2007, we saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during 2007 and continue to grow the loan portfolio.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	March 31,		December 31,
	2007		2006
Real Estate Commercial	$77,933	48.98%	$73,511	48.54%
Construction	8,940	5.62	8,321	5.49
Residential	10,684	6.72	11,391	7.52
Commercial	39,921	25.09	35,914	23.71
Installment	21,615	13.59	22,330	14.74

	$159,093	100.00%	$151,467	100.00%

Allowance for loan losses	(1,332)		(1,280)

Net deferred loan (fees) and costs	247		230

	$158,008		$150,417

     Asset Quality
     Management performs reviews of all delinquent loans and directs relationship officers to working with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. There was one non-accrual loan in the amount of $59,809 at March 31, 2007 and no non-accrual loans as of December 31, 2006. With the exception of the one non-accrual loan, there were no loans 90 days or more past due as of March 31, 2007 or December 31, 2006. The non-accrual loan on March 31, 2007 is well collateralized and we anticipate full repayment during the second quarter of 2007.
     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2007 and December 31, 2006, we held no real estate acquired as a result of foreclosure.
     We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, we recognize an impairment through a valuation allowance and corresponding provision for loan losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. We write off impaired loans when collection of the loan is doubtful.
     As of March 31, 2007 and December 31, 2006, we had no impaired or restructured loans.
     Bank owned life insurance
We increased our investment in Bank Owned Life Insurance (“BOLI”) in February 2007 by $4 million. In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With the new investment made in February, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. As a result of this additional $4 million investment and earnings, during the first quarter of 2007, the cash surrender value of the insurance policies increased by $4.1 million.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At March 31, 2007, the deposit portfolio had grown to $171.7 million, a $2.0 million or 1.18% increase over the December 31, 2006 level of $169.7 million. Non-interest bearing deposits declined $3.7 million during the period to $34.3 million from $38.0 million primarily due to a decline in balances in commercial checking accounts as well as in title company accounts and the transfer of funds to interest bearing accounts. Interest-bearing deposits grew $5.7 million to $137.4 million from $131.7 million. The majority of the growth in interest-bearing deposits was in other time deposits (primarily, certificates of deposit), which increased to $105.7 million at March 31, 2007 from $94.8 million at December 31, 2006. Certificates of deposits grew due to new customer relationships and the transfer of funds from non-interest bearing accounts. Money market and NOW accounts decreased from $25.6 million at December 31, 2006 to $22.4 million at March 31, 2007 and savings accounts decreased by $1.9 million to $9.3 million at March 31, 2007 from $11.2 million at December 31, 2006.
     In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. At March 31, 2007, we had $15.9 million in CDARS compared to $15.8 million at December 31, 2006. At March 31, 2007 and December 31, 2006, we also had $10.1 million in brokered deposits that we acquired in October 2006.

     During the three months ended March 31, 2007, we saw growth in total deposits because of the opening of the Bowie branch in July 2006 and the successful business development efforts of our branch staff, lending personnel and Board of Directors. We did experience a shift in deposits from non-interest bearing, money market and savings accounts to interest bearing certificates of deposit and to our commercial sweep service (outlined below) as our customers began looking for higher yields. Additionally, during the first three months of the year, some of our commercial customers’ accounts maintain a lower level of balances as they pay taxes and first quarter expenditures. This coupled with the continued slow down in real estate settlements caused a lower level of balances on deposit in non-interest bearing accounts. We expect the balances in non-interest bearing accounts will improve as the year progresses.
     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $27.8 million as of March 31, 2007. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $65.1 million at March 31, 2007 and $53.8 million at December 31, 2006. Of this, we had borrowed $3 million at March 31, 2007 and $5 million as of December 31, 2006.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At March 31, 2007, Old Line Bank had $9.4 million outstanding in these short term promissory notes with an average interest rate of 2.66%. At December 31, 2006, Old Line Bank had $7.2 million outstanding with an average interest rate of 3.46%. At March 31, 2007 and December 31, 2006, Old Line Bank did not have any borrowings in overnight federal funds with the FHLB. On December 31, 2006, Old Line Bank had $2 million outstanding in short term advances from the FHLB. On July 16, 2006, Old Line Bank borrowed $2 million from the FHLB at an interest rate of 5.65% monthly. We paid this balance in full on January 16, 2007.
     At March 31, 2007 and December 31, 2006, long term borrowings were one advance from the FHLB. On July 20, 2006, Old Line Bank borrowed $3.0 million and pays interest at 5.328% each January, April, July and October. The balance is due in full on July 20, 2009. The FHLB has the one-time option to terminate the transaction and require payment in full on July 20, 2007. There is a prepayment penalty for early payment on this facility.
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
     The Asset and Liability Committee establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a bank’s earnings resulting from movements in market interest rates. Management monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Monthly financial reports supply management with information to evaluate and manage rate sensitivity and adherence to policy. Old Line Bank’s asset/liability policy’s goal is to manage assets and liabilities in a manner that stabilizes net interest income and net economic value within a broad range of interest rate environments. Management makes adjustments to the mix of assets and liabilities periodically in an effort to achieve dependable, steady growth in net interest income regardless of the behavior of interest rates in general.
     As part of the interest rate risk sensitivity analysis, the Asset and Liability Committee examines the extent to which Old Line Bank’s assets and liabilities are interest rate sensitive and monitors the interest rate sensitivity gap. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If re-pricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.
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
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $27.8 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. On March 31, 2007, we had $4.7 million in cash and due from banks, and $25.9 million in federal funds sold and overnight investments. As of December 31, 2006, we had $5.1 million in cash and due from banks, and $34.5 million in federal funds sold and other overnight investments. As we continue to deploy these proceeds into loans, we anticipate these balances will decline.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
     Capital
     Our stockholders’ equity amounted to $35.1 million at March 31, 2007 and $34.8 million at December 31, 2006. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the period because of net income of $327,542, plus the $89,443 adjustment for stock based compensation awards and proceeds from stock options exercised, and the $30,958 unrealized gain in available for sale securities less the $127,639 in dividends paid in March.

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
     Old Line Bancshares, Inc.’s guaranty obligation made in connection with Pointer Ridge’s construction loan, outlined below, also creates off-balance sheet risk, as further described below.
Outstanding loan commitments and lines and letters of credit at March 31, 2007 and
     December 31, 2006, are as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$15,097	$13,095
Real estate-undisbursed development and construction	26,702	27,295
Real estate-undisbursed home equity lines of credit	5,552	4,525

	$47,351	$44,915

Standby letters of credit	$1,309	$1,515

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
     Commitments for real estate development and construction, which totaled $26.7 million, or 56.33% of the $47.4 million, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     On August 25, 2006, Pointer Ridge entered into a loan agreement with an unrelated bank, pursuant to which the bank agreed to make a mortgage loan to Pointer Ridge in a principal amount of $6.6 million to finance the commercial office building at 1525 Pointer Ridge Place, Bowie, Maryland. We lease approximately half of this building for our main office and operate a branch of Old Line Bank from this address. Old Line Bancshares, Inc. has a 50% ownership in Pointer Ridge and we record this investment on the equity method.
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
     Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge will pay to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge will pay equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At March 31, 2007, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.
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

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:
Three months ended March 31, 2007

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$373,465	$174,116	$3,428,138	$1,961,380
Tax equivalent adjustment	10,739	18,136	28,875	28,875

Tax equivalent interest income	$384,204	$192,252	$3,457,013	$1,990,255

GAAP interest yield	5.25%	3.88%	6.84%	3.91%	2.79%
Taxable equivalent adjustment	0.15%	0.40%	0.06%	0.06%	0.06%

Tax equivalent interest yield	5.40%	4.28%	6.90%	3.97%	2.85%

Three months ended March 31, 2006

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$381,333	$154,218	$2,379,747	$1,653,132
Tax equivalent adjustment	9,817	14,074	23,891	23,891

Tax equivalent interest income	$391,150	$168,292	$2,403,638	$1,677,023

GAAP interest yield	4.44%	3.31%	6.04%	4.19%	3.19%
Taxable equivalent adjustment	0.11%	0.30%	0.06%	0.06%	0.06%

Tax equivalent interest yield	4.55%	3.61%	6.10%	4.25%	3.25%

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

Application of Critical Accounting Policies
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We base these estimates, assumptions, and judgments on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.
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
     The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including statements regarding profitability, earnings, liquidity, the allowance for loan losses, repayment of non-accrual loans, expected loan and asset growth, interest rate sensitivity, market risk, financial and other goals and plans, the expected costs and benefits of new facilities and personnel, expected openings of new branches, earnings on BOLI, customer growth and expected demand in the commercial real estate market are forward looking. These statements are based on Old Line Bancshares, Inc.’s beliefs, assumptions and on information available to Old Line Bancshares, Inc. as of the date of this filing, and involve risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares, Inc. to retain key personnel; the ability of Old Line Bancshares, Inc. to successfully implement its growth and expansion strategy; risk of loan losses; risks associated with the marine brokerage division; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares, Inc.; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, Inc.; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares, Inc.’s lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; and changes in economic, competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares, Inc. specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. For information regarding our Quantitative and Qualitative Disclosure about Market Risk, see “Interest Rate Sensitivity Analysis and Interest Rate Risk Management” in Part I, Item 2 of this Form 10-Q.
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of March 31, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
          There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not Applicable

Item 3. Defaults Upon Senior Securities and Use of Proceeds
          None
Item 4. Submission of Matters to a Vote of Security Holders
          None
Item 5. Other Information
          None
Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

10.40	Lease Agreement dated December 29, 2006 between Old Line Bank and Eleventh Springhill Lake Associates, LLC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.
Date: May 9, 2007	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2007	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)