Form 10-Q
period 2007-06-30
OLD LINE BANCSHARES INC
filed 2007-08-09
CIK 1253317

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Yes ☐ No ☑
As of July 31, 2007, the registrant had 4,254,598.5 shares of common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$5,015,620	$5,120,068
Federal funds sold	32,892,808	34,508,127

Total cash and cash equivalents	37,908,428	39,628,195
Investment securities available for sale	12,882,962	14,118,649
Investment securities held to maturity	2,301,993	2,802,389
Loans, less allowance for loan losses	171,355,281	150,417,217
Restricted equity securities at cost	1,630,250	1,575,550
Investment in real estate LLC	788,630	793,714
Bank premises and equipment	4,263,697	4,049,393
Accrued interest receivable	837,962	820,628
Income tax receivable	9,868	—
Deferred income taxes	255,299	226,873
Bank owned life insurance	7,602,020	3,458,065
Other assets	418,173	239,989

	$240,254,563	$218,130,662

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$35,430,789	$37,963,066
Interest-bearing	145,883,630	131,708,780

Total deposits	181,314,419	169,671,846
Short-term borrowings	19,385,204	9,193,391
Long-term borrowings	3,000,000	3,000,000
Accrued interest payable	713,389	629,557
Income tax payable	—	334,496
Other liabilities	414,408	485,418

	204,827,420	183,314,708

Stockholders’ equity
Common stock, par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 4,254,598.5 in 2007, and 4,253,698.5 in 2006	42,546	42,537
Additional paid-in capital	31,993,556	31,868,025
Retained earnings	3,557,239	3,077,313

	35,593,341	34,987,875
Accumulated other comprehensive income	(166,198)	(171,921)

	35,427,143	34,815,954

	$240,254,563	$218,130,662

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest revenue
Loans, including fees	$2,970,722	$2,106,543	$5,851,279	$3,950,716
U.S. Treasury securities	29,769	31,764	61,344	63,339
U.S. government agency securities	79,622	58,813	159,982	117,377
Mortgage backed securities	12,801	16,674	26,716	34,069
Tax exempt securities	26,966	28,315	53,944	56,092
Federal funds sold	381,489	380,634	754,954	761,967
Other	21,640	19,817	42,928	38,747

Total interest revenue	3,523,009	2,642,560	6,951,147	5,022,307

Interest expense
Deposits	1,402,699	722,063	2,763,213	1,350,115
Borrowed funds	133,052	130,378	239,296	228,941

Total interest expense	1,535,751	852,441	3,002,509	1,579,056

Net interest income	1,987,258	1,790,119	3,948,638	3,443,251

Provision for loan losses	30,000	140,000	86,000	270,000

Net interest income after provision for loan losses	1,957,258	1,650,119	3,862,638	3,173,251

Non-interest revenue
Service charges on deposit accounts	72,998	71,047	143,918	128,354
Marine division broker origination fees	135,284	67,432	212,958	191,783
Earnings on bank owned life insurance	89,288	37,500	156,638	71,642
Income (loss) on investment in real estate LLC	(6,000)	—	3,768	246
Other fees and commissions	79,474	35,852	119,669	71,435

Total non-interest revenue	371,044	211,831	636,951	463,460

Non-interest expense
Salaries	800,866	668,205	1,555,037	1,274,811
Employee benefits	228,451	165,577	513,265	345,773
Occupancy	224,183	64,510	434,621	130,727
Equipment	56,956	33,752	118,402	64,610
Data processing	54,652	37,347	114,092	74,708
Other operating	356,566	286,012	689,224	570,821

Total non-interest expense	1,721,674	1,255,403	3,424,641	2,461,450

Income before income taxes	606,628	606,547	1,074,948	1,175,261

Income taxes	198,968	199,805	339,746	385,066

Net income	$407,660	$406,742	$735,202	$790,195

Basic earnings per common share	$0.10	$0.10	$0.17	$0.19
Diluted earnings per common share	$0.10	$0.10	$0.17	$0.19
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2006	4,253,698.5	$42,537	$31,868,025	$3,077,313	$(171,921)

Net income	—	—	—	735,202	—	$735,202
Unrealized gain on securities available for sale, net of income taxes of $3,605	—	—	—	—	5,723	5,723

Comprehensive income						$740,925

Stock based compensation awards	—	—	119,290	—	—
Cash dividend $0.06 per share	—	—	—	(255,276)	—
Stock options exercised, including tax benefit of $2,001	900.0	9	6,241	—	—

Balance, June 30, 2007	4,254,598.5	$42,546	$31,993,556	$3,557,239	$(166,198)

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2007	2006

Cash flows from operating activities
Interest received	$6,925,518	$5,019,416
Fees and commissions received	498,080	397,786
Interest paid	(2,918,677)	(1,515,526)
Cash paid to suppliers and employees	(3,418,998)	(2,027,698)
Income taxes paid	(706,268)	(369,197)

	379,655	1,504,781

Cash flows from investing activities
Purchase of investment securities
Held to maturity	—	(599,758)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	500,000	—
Available for sale at maturity or call	1,243,312	133,342
Loans made, net of principal collected	(21,013,675)	(26,561,347)
Purchase of equity securities	(54,700)	(427,800)
Investment in bank owned life insurance (BOLI)	(4,000,000)	—
Return of principal from (investment in) real estate, LLC	8,852	—
Purchase of premises, equipment and software	(429,104)	—
Proceeds from sale of premises and equipment	60,533	(630,695)

	(23,684,782)	(28,086,258)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	12,462,215	10,877,473
Other deposits	(819,642)	3,276,727
Net increase in short-term borrowings	10,191,813	8,712,654
(Decrease) increase in long-term borrowings	—	(2,000,000)
Proceeds from stock options exercised, including tax benefit	6,250	11,791
(Costs) proceeds from stock offering	—	(1,891)
Dividends paid	(255,276)	(233,726)

	21,585,360	20,643,028

Net increase (decrease) in cash and cash equivalents	(1,719,767)	(5,938,449)

Cash and cash equivalents at beginning of year	39,628,195	39,961,380

Cash and cash equivalents at end of year	$37,908,428	$34,022,931

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2007	2006

Reconciliation of net income to net cash provided (used) by operating activities
Net income	$735,202	$790,195

Adjustments to reconcile net income to net cash provided (used) by operating activities

Depreciation and amortization	171,149	85,572
Provision for loan losses	86,000	270,000
Loss on sale of equipment	(12,190)	—
Change in deferred loan fees net of costs	(10,389)	101,579
Amortization of premiums and discounts	2,094	1,352
Deferred income taxes	(32,026)	(19,363)
Stock based compensation awards	119,290	59,032
(Income) loss from investment in real estate LLC	(3,768)	246
Increase (decrease) in
Accrued interest payable	83,832	63,530
Other liabilities	(405,506)	251,835
Decrease (increase) in
Accrued interest receivable	(17,334)	(105,822)
Bank owned life insurance	(143,955)	(65,920)
Other assets	(192,744)	72,545

	$379,655	$1,504,781

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of the Old Line Bank. Old Line Bancshares also has an approximately $789,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).

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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2006 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares, Inc.’s Form 10-KSB for the year ended December 31, 2006. We have made certain reclassifications to the 2006 consolidated financial statement to conform to the 2007 presentation. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-KSB.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average number of shares	4,254,598.50	4,249,478.72	4,254,479.0	4,249,190.2
Dilutive average number of shares	10,232.00	19,676.00	13,565.0	21,811.0
5.	STOCK-BASED COMPENSATION

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an individual is required to provide service in exchange for such award. For the six months ended June 30, 2007 and 2006, we recorded stock-based compensation expense of $119,290 and $59,032, respectively. For the three months ended June 30, 2007 and 2006, we recorded stock-based compensation expense of $36,097 and $23,303, respectively.

Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). For the three and six months ended June 30, 2007, we recognized an $11,887 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options. There were no non-qualified options included in the expense calculation during the three and six months ended June 30, 2006.

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have issued grants with options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. As of June 30, 2007, there were 152,480 shares remaining available for future issuance under the stock option plans.

The intrinsic value of the 900 options that directors and officers exercised during the six months ended June 30, 2007 was $5,184. Directors and officers did not exercise any options during the three month period ended June 30, 2007.

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
5.	STOCK-BASED COMPENSATION (Continued)

A summary of the stock option activity during the six month period follows:

	June 30,
	2007		2006
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	182,820	$8.91	172,620	$8.60
Options granted	47,200	10.57	—	—
Options exercised	(900)	4.72	(1,200)	9.83
Options expired	—	—	—	—

Outstanding, June 30,	229,120	$9.27	171,420	$8.59

Information related to options as of June 30, 2007 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	June 30, 2007	term	price	June 30, 2007	price
$3.33-$4.17	11,700	3.51	$3.44	11,700	$3.44
$4.18-$5.00	28,800	3.48	4.67	28,800	4.67
$5.01-$10.00	46,620	7.14	9.74	46,620	9.74
$10.01-$11.31	142,000	8.88	10.53	71,733	10.44

	229,120	7.57	$9.27	158,853	$8.68

Intrinsic value of outstanding options		$109,978

Intrinsic value of exercisable options		$169,973

6.	Retirement Plan

Old Line Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, which was amended in March 2003 and effective January 1, 2003, Old Line Bank matches the first 3% of employee contributions to the plan and 50% of the next 2% of employee contributions, for a maximum required contribution of 4% of employee eligible compensation. This plan, which covers substantially all employees, allows for elective employee deferrals. Old Line Bank’s contributions to the plan for the six months ended June 30, 2007 and 2006 were $61,010, and $38,763, respectively. Old Line Bank’s contributions to the plan for the three months ended June 30, 2007 and 2006 were $27,711 and 19,687, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits as well as pre-retirement death benefits. We accrue the present value of these benefits over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the six months ended June 30, 2007 and 2006, were $48,970, and $46,956, respectively. The SERP expense for the three month period ended June 30, 2007 and 2006 was $25,492 and $23,478, respectively.

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
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $789,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and has completed the construction of a commercial office building containing approximately 40,000 square feet. On July 10, 2006, we began leasing approximately 50% of this building for our main office (moving our existing main office from Waldorf, Maryland) and operating a branch of Old Line Bank from this address.
Summary of Recent Performance and Other Activities
     We are pleased to report sound financial performance for the first six months and the second quarter of 2007. Net income was $407,660 or $0.10 per basic and diluted common share for the three month period ending June 30, 2007. This was comparable to net income of $406,742 or $0.10 per basic and diluted common share for the same period in 2006. Net income for the six month period ended June 30, 2007 was $735,202 or $0.17 per basic and diluted common share. This represented a decrease of $54,993 or 6.96% compared to net income of $790,195 or $0.19 basic and diluted per common share for the six months ended June 30, 2006.
     During the first six months of 2007, the following events occurred.
•	In June, we opened our 6th branch location at 6301 Ivy Lane, Greenbelt, Maryland.

•	We grew the loan portfolio $21.0 million or 13.96%.

•	We maintained asset quality, collected full payment on the one non-accrual loan that we held at the end of the 1st quarter of 2007 in the amount of $60,000 and had no loans past due more than 90 days.

•	We invested an additional $4 million in bank owned life insurance which will improve non-interest revenue and provide tax benefits.

•	We grew total deposits $11.6 million or 6.84%.

•	As a result of high gas prices, adverse weather conditions and difficult market conditions, the marine division experienced a $66,000 pre-tax loss during the six month period compared to a $15,000 pre-tax profit for the first six months of 2006.

•	We appointed a new individual to our Board of Directors.

•	We hired a new commercial lender to service the Anne Arundel County market.

     We believe that it was an accomplishment to maintain earnings while incurring the expenses associated with the opening of the Greenbelt branch during the second quarter as well as the costs incurred from our investments in infrastructure during the 2nd and 3rd quarters of 2006, and continued softness in the marine industry. The following summarizes the highlights of our financial performance for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006.
Three months ended June 30,
(Dollars in thousands)

	2007	2006	$ Change	% Change
Net income	$408	$407	$1	0.25%
Interest revenue	3,523	2,643	880	33.30
Interest expense	1,536	852	684	80.28
Net interest income after provision for loan losses	1,957	1,650	307	18.61
Non-interest revenue	371	212	159	75.00
Non-interest expense	1,722	1,255	467	37.21
Earnings per share basic	$0.10	$0.10	$—	0.00%
Earnings per share diluted	0.10	0.10	—	0.00%
The following outlines the highlights of our financial performance for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006.
Three months ended June 30,
(Dollars in thousands)

	2007	2006	$ Change	% Change
Net income	$735	$790	$(55)	(6.96)%
Interest revenue	6,951	5,022	1,929	38.41
Interest expense	3,003	1,579	1,424	90.18
Net interest income after provision for loan losses	3,863	3,173	690	21.75
Non-interest revenue	637	463	174	37.58
Non-interest expense	3,425	2,461	964	39.17
Average interest earning assets	204,327	163,904	40,423	24.66
Average non-interest bearing deposits	35,415	34,291	1,124	3.28
Average gross loans	158,690	113,382	45,308	39.96
Average interest bearing deposits	137,302	92,769	44,533	48.00
Net interest margin (1)	3.95%	4.30%
Return on average equity	4.20%	4.68%
Earnings per share basic	$0.17	$0.19	$(0.02)	(10.53%)
Earnings per share diluted	0.17	0.19	(0.02)	(10.53%)

(1)	See “Reconciliation of Non-GAAP Measures”

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
     In June 2007, we opened a new branch in Greenbelt (Prince George’s County), Maryland. Initially, we opened this branch on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Maryland. Upon completion of construction of new a bank building, we plan to move this branch to the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane, Greenbelt, Maryland. In April 2007, we hired the Branch Manager for this location and hired the remainder of the staff in May and June of 2007.
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
     As expected, the opening of the new Bowie and Greenbelt branches and the establishment of our new headquarters in July 2006 caused a $357,686 or 183% increase in occupancy and equipments costs during the six month period and a $182,877 or 186% increase during the three month period. Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increase in expenses.
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
     We hired a Senior Vice President of Commercial Lending, in August 2006, who has over 30 years of lending experience and is a significant addition to our lending team. This individual operates from a loan production office in Gaithersburg (Montgomery County), Maryland. This lender’s expertise and market knowledge have allowed us to expand our presence into southern Montgomery County and the District of Columbia. We anticipate that as a result of this person’s efforts, we will continue to expand in these markets.
     In July 2006, we hired a Vice President of Business Development who was formerly Executive Director of the Prince George’s County Chamber of Commerce. This individual works from our Bowie main office. We believe this individual’s expertise and market knowledge have allowed us to continue to enhance our presence in the Prince George’s County market and beyond.

     As we expected, the increase in personnel during the second half of 2006 and in 2007 caused an increase in salary and benefit expenses in the second quarter of 2007 compared to the second quarter of 2006 and for the six month period ended June 30, 2007 compared to the same period in 2006. These individuals also contributed to our loan and deposit growth. As a result of their efforts, we anticipate the bank will experience continued improvement in loan growth during 2007 and beyond. We plan to continue to identify and establish new branch locations that will support our long term growth plans.
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
     Although we experienced improvement in the marine division’s performance during the second quarter of 2007 relative to the second quarter of 2006, the high gasoline prices, adverse weather conditions and general concerns about the economy continued to cause weakness in the marine industry. This weakness caused volume and earnings per originator to decline. As a result, the marine division experienced an approximately $23,000 pre-tax loss during the quarter compared to a pre-tax loss of $37,000 during the second quarter of 2006. For the six month period, the division posted a pre-tax loss of approximately $66,000 versus a pre-tax profit of $15,000 for the six months ended June 30, 2006. We plan to continue to monitor the market, expand our market focus, and make any other necessary adjustments to help this division attain and maintain profitability for the remainder of 2007, though there can be no assurance that we will be able to do so.
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
     Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Net interest income after provision for loan losses for the three months ended June 30, 2007 increased $307,139 or 18.61% to $2.0 million from $1.7 million for the same period in 2006. The increase was primarily attributable to an increase in total average interest earning assets. A decrease in Federal Funds and deposit growth funded the loan growth. This loan growth caused the increase in average interest earning assets.
     Interest revenue increased from $2.6 million for the three months ended June 30, 2006 to $3.5 million for the same period in 2007. Interest expense for all interest bearing liabilities amounted to $1.5 million for the three months ended June 30, 2007 versus $852,441 for the three months ended June 30, 2006. These changes were a result of loan and deposit growth that originated from all areas of the bank.
     Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Net interest income after provision for loan losses for the six months ended June 30, 2007 amounted to $3.9 million, which was $689,387 or 21.72% greater than the 2006 level of $3.2 million. The increase was primarily attributable to a $40.4 million increase in total average interest earning assets to $204.3 million for the six months ended June 30, 2007 from $163.9 million for the six months ended June 30, 2006. Interest expense for all interest bearing liabilities was $3.0 million for the six months ended June 30, 2007 versus $1.6 million for the six months ended June 30, 2006. The increase in earnings assets was a result of increased business development efforts from the entire Old Line Bank lending team. Additionally, we believe that the move to our new Bowie headquarters and the opening of the Bowie and Greenbelt branches provided us with increased name recognition that also contributed to our growth.
     Our net interest margin was 3.95% for the six months ended June 30, 2007, as compared to 4.30% for the six months ended June, 2006. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 67 basis points from 6.24% in 2006 to 6.91% in 2007, and average interest-earning assets grew by $40.4 million. A 106 basis point increase of the yield on average interest-bearing liabilities from 2.98% in 2006 to 4.04% in 2007, and a $43.1 million increase in interest bearing liabilities offset these improvements.
     The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2006, the prime rate was 7.50%. By June 30, 2007, it had increased to 8.25%. The yield also improved because loans, net of allowance comprised 77.00% of total average interest earning assets in 2007 versus 68.48% in 2006.
     The increased interest rates allowed us to earn a 60 basis point higher average yield on our federal funds and a 41 basis point higher average yield on our loan portfolio. Increases in market interest rates and an increase in the percentage of average balances maintained in interest bearing deposits relative to total deposits caused the cost of average interest bearing liabilities to increase 106 basis points during the period. We expect improvement in our net interest margin during 2007 because we expect the volume of and rates on loans to grow at a faster rate than the volume of and rates on interest bearing liabilities. We will offer promotional campaigns to attract deposits throughout the year or seek brokered deposits, if required, to maintain an acceptable loan to deposit ratio.

     Because of the three loan officers in the College Park loan production office, increased recognition in the Prince George’s County market, the new loan officer in Anne Arundel County, the addition of the Bowie and Greenbelt branches, the loan production office in Gaithersburg, the new addition to the Board of Directors and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2007. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our net interest income, although there is no assurance that this will be the case.

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
Average Balances, Interest and Yields

Six Months Ended June 30,	2007			2006
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$28,988,555	$774,054	5.38%	$32,982,867	$781,907	4.78%
Interest bearing deposits	—	—		3,536	23	1.30
Investment securities(1)(2)
U.S. Treasury	3,872,978	64,315	3.35	4,000,251	66,407	3.35
U.S. Government agency	8,036,855	167,731	4.21	7,398,297	123,062	3.35
Mortgage-backed securities	1,362,224	26,716	3.95	1,733,894	34,069	3.96
Tax exempt securities	3,228,427	78,446	4.90	3,382,629	79,282	4.73
Other	1,502,068	43,765	5.88	2,162,678	39,436	3.68

Total investment securities	18,002,552	380,973	4.27	18,677,749	342,256	3.70

Loans:(3)
Commercial	39,573,748	1,663,362	8.48	22,697,353	937,335	8.33
Mortgage	98,064,317	3,644,152	7.49	68,095,417	2,428,314	7.19
Installment	21,051,455	543,765	5.21	22,589,417	585,067	5.22

Total loans	158,689,520	5,851,279	7.44	113,382,187	3,950,716	7.03
Allowance for loan losses	1,353,354	—		1,142,108	—

Total loans, net of allowance	157,336,166	5,851,279	7.50	112,240,079	3,950,716	7.10

Total interest earning assets(1)	204,327,273	7,006,306	6.91	163,904,231	5,074,902	6.24

Non-interest bearing cash	3,872,730			3,826,617
Premises and equipment	4,099,803			2,411,419
Other assets	9,469,549			5,661,513

Total assets(1)	$221,769,355			$175,803,780

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$8,812,237	$29,200	0.67	$8,149,794	$29,197	0.72
Money market and NOW	24,428,931	240,314	1.98	22,218,212	149,533	1.36
Other time deposits	104,060,965	2,493,699	4.83	62,401,003	1,171,385	3.79

Total interest-bearing deposits	137,302,133	2,763,213	4.06	92,769,009	1,350,115	2.93
Borrowed funds	12,507,453	239,296	3.86	13,925,362	228,941	3.32

Total interest bearing liabilities	149,809,586	3,002,509	4.04	106,694,371	1,579,056	2.98

Non-interest bearing deposits	35,415,159			34,291,269

	185,224,745			140,985,640
Other liabilities	1,225,693			750,107
Stockholders’ equity	35,318,917			34,068,033

Total liabilities and stockholders’ equity	$221,769,355			$175,803,780

Net interest spread(1)			2.87			3.26

Net interest income and Net interest margin(1)		$4,003,797	3.95%		$3,495,846	4.30%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Non-accruing loans for the periods ended June 30, 2007 and 2006 were $0.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.
Rate/Volume Variance Analysis

	Six months Ended June 30,
	2007 compared to 2006
	Variance due to:
	Total	Rate	Volume
Interest Earning Assets:
Federal funds sold(1)	$(7,853)	$123,050	$(130,903)
Interest bearing deposits	(23)	—	(23)
Investment Securities(1)
U.S. Treasury	(2,092)	43	(2,135)
U.S. Government agency	44,669	38,242	6,427
Mortgage-backed securities	(7,353)	(127)	(7,226)
Tax exempt securities	(836)	3,956	(4,792)
Other	4,329	22,676	(18,347)
Loans:
Commercial	726,027	33,425	692,602
Mortgage	1,215,838	196,511	1,019,327
Installment	(41,302)	(3,052)	(38,250)

Total interest revenue (1)	1,931,404	414,724	1,516,680

Interest-bearing liabilities
Savings	3	(3,086)	3,089
Money market and NOW	90,781	82,015	8,766
Other time deposits	1,322,314	601,874	720,440
Borrowed funds	10,355	43,547	(33,192)

Total interest expense	1,423,453	724,350	699,103

Net interest income(1)	$507,951	$(309,626)	$817,577

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

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
     The provision for loan losses was $30,000 for the three months ended June 30, 2007, as compared to $140,000 for the three months ended June 30, 2006, a decrease of $110,000 or 78.57%. The provision for the six month period was $86,000. This represented a $184,000 or 68.15% decline as compared to the six months ended June 30, 2006. For the 2007 period, we decreased the provision for loan losses because for over seven years we have had minimal past dues and charge-offs and we currently have $0 in non-accruals. Loan growth during the quarter was 13.92% with a significant percentage of that growth occurring in the last 10 days of the quarter. After completing the analysis outlined below, we determined that we have had no significant changes in economic factors, personnel, policies or practices during the period to warrant a higher provision. We further determined that we have completed two years of experience with new lending personnel and a higher legal lending limit and have not experienced any change in our delinquency patterns. Based on this analysis, we determined that it was prudent to reduce our provision during the quarter.
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
     We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At June 30, 2007 and 2006, we had $0 in impaired loans.
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
     The allowance for loan losses represents 0.79% of total loans at June 30, 2007 and 0.85% at December 31, 2006. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:

	Six Months Ended		Year Ended
	June 30,		December 31,
	2007	2006	2006

Balance, beginning of period	$1,280,396	$954,706	$954,706
Provision for loan losses	86,000	270,000	339,000

Chargeoffs:
Commercial	(4,979)	(658)	(15,772)
Mortgage	—	—	—
Installment	—	(2,027)	(2,685)

Total chargeoffs	(4,979)	(2,685)	(18,457)
Recoveries:
Commercial	—	—	—
Mortgage	—	—	—
Installment	306	354	5,147

Total recoveries	306	354	5,147

Net (chargeoffs) recoveries	(4,673)	(2,331)	(13,310)

Balance, end of period	$1,361,723	$1,222,375	$1,280,396

Allowance for loan losses to gross loans	0.79%	0.93%	0.85%
Ratio of net-chargeoffs during period to average loans outstanding during period	(0.00%)	(0.00%)	0.01%
     The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

	June 30,				December 31,
	2007		2006		2006
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & others	$11,254	0.56%	$8,098	0.51%	$8,939	0.45%
Boat	127,841	11.02	144,487	15.99	169,093	14.29
Mortgage	902,839	64.42	692,166	63.06	869,101	61.55
Commercial	319,789	24.00	377,624	20.44	233,263	23.71

Total	$1,361,723	100.00%	$1,222,375	100.00%	$1,280,396	100.00%

     Non-interest Revenue
     Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Non-interest revenue totaled $371,044 for the three months ended June 30, 2007, an increase of $159,213 or 75.16% from the 2006 amount of $211,831. Non-interest revenue for the three months ended June 30, 2007 and June 30, 2006 included fee income from service charges on deposit accounts, broker origination fees from the marine division, earnings on bank owned life insurance, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions.
     The following table outlines the changes in non-interest revenue for the three month periods.

	June 30,	June 30,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$72,998	$71,047	$1,951	2.75%
Marine division broker origination fees	135,284	67,432	67,852	100.62
Earnings on bank owned life insurance	89,288	37,500	51,788	138.10
Income (loss) on investment in real estate LLC	(6,000)	—	(6,000)
Other fees and commissions	79,474	35,852	43,622	121.67

Total non-interest revenue	$371,044	$211,831	$159,213	75.16%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they used. Although marine division broker origination fees increased, this was largely the result of increased originators for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. As a result of high gasoline prices and general concerns about the economy, the marine industry experienced declining sales per originator during the second quarter of 2007. Earnings on bank owned life insurance increased primarily because we invested an additional $4 million in February 2007. Pointer Ridge began leasing its building to tenants in June 2006 and it had minimal income and expenses prior to that time. Therefore, it had no income during the second quarter of 2006. As a result of costs associated with leasing the building, it experienced a loss during the three months ended June 30, 2007. Other fees and commissions increased $43,622 primarily because we leased the Waldorf office space that we vacated in July 2006 and because of increases in miscellaneous and loan income received from the increased volume of closings on loans and letters of credit.
     Six months ended June 30, 2007 compared to six months ended June 30, 2006
     The following table outlines the changes in non-interest revenue for the six month periods.

	June 30,	June 30,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$143,918	$128,354	$15,564	12.13%
Marine division broker origination fees	212,958	191,783	21,175	11.04
Earnings on bank owned life insurance	156,638	71,642	84,996	118.64
Income (loss) on investment in real estate LLC	3,768	246	3,522	1431.71
Other fees and commissions	119,669	71,435	48,234	67.52

Total non-interest revenue	$636,951	$463,460	$173,491	37.43%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they use. Primarily due to the increase in the number of originators and referral sources we used for the marine division, the division’s broker origination fees increased. Earnings on bank owned life insurance increased because we invested an additional $4 million in February 2007. Pointer Ridge began leasing its building to tenants in June 2006 and it did not have any income or expenses prior to that time. Therefore, it had minimal income in 2006. As a result of tenant income exceeding expenses, it experienced a profit during the six months ended June 30, 2007. Other fees and commissions increased $48,324 primarily because we leased the Waldorf office space that we vacated in July 2006 and because of increases in miscellaneous and loan income received from the increased volume of closings on loans and letters of credit.
     Because of the new lenders we have hired and the new Bowie and Greenbelt branches that we have opened, we expect that customer relationships will continue to grow during the remainder of 2007. We anticipate this growth will cause an increase in service charges on deposit accounts. We anticipate that we will see improvement in fee income from the marine division during the 3rd quarter of 2007. We believe the demand in the commercial real estate market will remain stable and we will have an additional number of opportunities to provide financing of these facilities. Therefore, other loan fees which are included in other fees and commissions should remain constant. We expect our earnings on bank owned life insurance will continue to increase during the remainder of 2007 primarily because of the additional $4 million investment in February 2007. We anticipate the income from Pointer Ridge will stabilize during the year and will produce break-even profitability. As a result, we expect our earnings in Pointer Ridge during 2007 will be nominal.
     Non-interest Expense
     Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Non-interest expense for the three months ended June 30, 2007 was $1.7 million versus $1.3 million for the same period in 2006. The following chart outlines the changes in non-interest expenses for the period.

	June 30,	June 30,
	2007	2006	$ Change	% Change
Salaries	$800,866	$668,205	$132,661	19.85%
Employee benefits	228,451	165,577	62,874	37.97
Occupancy	224,183	64,510	159,673	247.52
Equipment	56,956	33,752	23,204	68.75
Data processing	54,652	37,347	17,305	46.34
Other operating	356,566	286,012	70,554	24.67

Total non-interest expenses	$1,721,674	$1,255,403	$466,271	37.14%

     Salary and benefit expenses increased because of general salary increases and because of the new staff for the Bowie and Greenbelt branches, two new loan officers, the new business development officer and additions to corporate and branch staff. Stock based compensation expense also contributed to the increase and was approximately $13,000 higher during the 2nd quarter of 2007 than the 2nd quarter of 2006 because there were more vested options outstanding to an increased number of directors and employees.
     Occupancy expense increased because of the new corporate headquarters, the addition of the new Bowie branch in July 2006 and the new Greenbelt branch in June 2007. Data processing increased because of the new locations, new services provided by our data processor, and contractual increases. Other operating expenses increased because janitorial, business development, advertising, stationery, office, and marine division origination costs increased during the period.

     Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Non-interest expense for the six months ended June 30, 2007 was $3.4 million as compared to $2.5 million for the same period in 2006. The following chart outlines the changes in non-interest expenses for the period.

	June 30,	June 30,
	2007	2006	$ Change	% Change
Salaries	$1,555,037	$1,274,811	$280,226	21.98%
Employee benefits	513,265	345,773	167,492	48.44
Occupancy	434,621	130,727	303,894	232.46
Equipment	118,402	64,610	53,792	83.26
Data processing	114,092	74,708	39,384	52.72
Other operating	689,224	570,821	118,403	20.74

Total non-interest expenses	$3,424,641	$2,461,450	$963,191	39.13%

     Salary and benefit expenses increased because of general salary increases and because of the new staff for the Bowie and Greenbelt branches, two new loan officers, the new business development officer and additions to corporate and branch staff. Stock based compensation expense also contributed to the increase and was approximately $60,258 higher during the six month period ended June 30, 2007 than the six month period ended June 30, 2006 because there were more vested options outstanding to an increased number of directors and employees.
     Occupancy expense increased because of the new corporate headquarters, the addition of the new Bowie branch in July 2006 and the new Greenbelt branch in June 2007. Data processing increased because of the new locations, new services provided by our data processor, and contractual increases. Other operating expenses increased because of increases in janitorial, business development, travel, advertising, stationery, office, security and marine division origination expenses.
     For the remainder of 2007, we anticipate non-interest expenses will continue to increase. In addition to the personnel increases discussed above, we will incur increased rent expense related to the new Greenbelt location that will also increase operational expenses. We expect to somewhat offset the effect of these increases with a reduction in the stock based compensation expense of $50,000 for each of the remaining two quarters of the year, improvement in non-interest income that derives from the boat brokerage business, and continued increases in interest income through loan growth.
     Income Taxes
     Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Income tax expense was $198,968 (32.80% of pre-tax income) for the three months ended June 30, 2007 as compared to $199,805 (32.94% of pre-tax income) for the same period in 2006. The decrease in the effective tax rate is primarily due to a $51,788 increase in income from the bank owned life insurance which is tax exempt.
     Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Income tax expense was $339,746 (31.61% of pre-tax income) for the six months ended June 30, 2007 compared to $385,066 (32.76% of pre-tax income) for the same period in 2006. The decrease in the effective tax rate is primarily due to the tax-exempt income generated by the bank owned life insurance and the $11,887 tax benefit associated the portion of the stock compensation expense that was related to the issuance of non-qualified options.

     Net Income
     Three months ended June 30, 2007 compared to three months ended June 30, 2006
     Net income was $407,660 or $0.10 per basic and diluted common share for the three month period ending June 30, 2007 compared to net income of $406,742 or $0.10 per basic and diluted common share for the same period in 2006.
     Six months ended June 30, 2007 compared to six months ended June 30, 2006
     Net income was $735,202 or $0.17 per basic and diluted common share for the six month period ending June 30, 2007, a decrease of $54,993 or 6.96% compared to net income of $790,195 or $0.19 per basic and diluted common share for the same period in 2006. The decrease in net income was the result of a $689,387 increase in net interest income after provision for loan losses, a $45,320 decrease in income taxes, and a $173,491 increase in non-interest revenue, offset by a $963,191 increase in non-interest expense for the period compared to the same period in 2006. Earnings per share decreased on a basic and diluted basis because of lower earnings in 2007.
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
     The investment portfolio at June 30, 2007 amounted to $15.2 million, a decrease of $1.7 million, or 10.06%, from the December 31, 2006 amount of $16.9 million. Available for sale investment securities decreased to $12.9 million at June 30, 2007 from $14.1 million at December 31, 2006. The decrease in the available for sale investment portfolio occurred because some of these assets matured and we purchased federal funds or deployed the proceeds into loans. Held to maturity securities at June 30, 2007 declined $500,396 from the $2.8 million balance on December 31, 2006 because of a maturing investment during the period. The carrying value of available for sale securities included net unrealized losses of $270,769 at June 30, 2007 (reflected as unrealized losses of $166,198 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $280,092 ($171,921 net of taxes) as of December 31, 2006. In general, the decrease in unrealized losses was a result of the maturity of securities and a shortening of the remaining term until maturity. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
     Investment in real estate LLC
     As discussed above, Old Line Bancshares also has a 50% ownership or $788,630 investment in Pointer Ridge, a real estate investment limited liability company. In July 2006, we moved our main office facility from Waldorf, Maryland to the building owned by Pointer Ridge at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County and established a branch in this facility.
     Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. On June 6, 2006, we executed leases for 2,557 square feet on the 1st floor of the building for a new branch office, 5,449 square feet on the 3rd floor and 11,053 square feet on the 4th floor of this building for our new headquarters. The leases which commenced on July 1, 2006, are for thirteen years, with two, five-year renewal options. The leases are full service leases and payment terms include the cost of taxes, insurance and maintenance with basic monthly payments of $40,558 and 3% annual increases in base rents plus adjustment for increased taxes, insurances and maintenance.

     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $21.0 million or 13.96% to $171.4 million at June 30, 2007 from $150.4 million at December 31, 2006. Commercial business loans increased by $5.5 million (15.32%), commercial real estate loans (generally owner-occupied) increased by $11.8 million (16.05%), residential real estate loans (generally home equity and fixed rate home improvement loans) decreased by $1.0 million (8.77%), real estate construction loans increased by $7.1 million (85.54%) and installment loans decreased by $2.3 million (10.31%) from their respective balances at December 31, 2006.
     During the first six months and second quarter of 2007, we saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during 2007 and continue to grow the loan portfolio.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	June 30,		December 31,
	2007		2006

Real Estate
Commercial	$85,335	49.48%	$73,511	48.54%
Construction	15,422	8.94	8,321	5.49
Residential	10,367	6.01	11,391	7.52
Commercial	41,388	23.99	35,914	23.71
Installment	19,965	11.58	22,330	14.74

	172,477	100.00%	151,467	100.00%

Allowance for loan losses	(1,362)		(1,280)

Net deferred loan (fees) and costs	256		230

	$171,371		$150,417

     Asset Quality
     Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. There was one non-accrual loan in the amount of $59,809 at March 31, 2007. We received payment in full on this loan during the second quarter and there were no non-accrual loans on June 30, 2007 and December 31, 2006. There were also no loans 90 days or more past due as of June 30, 2007 or December 31, 2006.
     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of June 30, 2007 and December 31, 2006, we held no real estate acquired as a result of foreclosure.
     We apply the provisions of Statement of Financial Accounting Standards No. 114 (“SFAS No. 114”), Accounting by Creditors for Impairment of a Loan, as amended by Statement of Financial Accounting Standards No. 118 (“SFAS No. 118”), Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure. SFAS No. 114 and SFAS No. 118 require that impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, we recognize impairment through a valuation allowance and corresponding provision for loan losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the SFAS No. 114 impairment test to these loans. We write off impaired loans when collection of the loan is doubtful.
     As of June 30, 2007 and December 31, 2006, we had no impaired or restructured loans.
     Bank owned life insurance
     We increased our investment in Bank Owned Life Insurance (“BOLI”) in February 2007 by $4 million. In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With the new investment made in February, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. As a result of this additional $4 million investment and earnings, during the first six months of 2007, the cash surrender value of the insurance policies increased by $4.2 million.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At June 30, 2007, the deposit portfolio had grown to $181.3 million, an $11.6 million or 6.84% increase over the December 31, 2006 level of $169.7 million. Non-interest bearing deposits declined $2.6 million during the period to $35.4 million from $38.0 million primarily due to a decline in balances in commercial checking accounts as well as in title company accounts and the transfer of funds to interest bearing accounts. Interest-bearing deposits grew $14.2 million to $145.9 million from $131.7 million. The majority of the growth in interest-bearing deposits was in money market and certificates of deposit. Money market accounts grew from $29.4 million at December 31, 2006 to $34.5 million at June 30, 2007. Certificates of deposit grew $12.5 million or 13.19% to $107.3 million from $94.8 million. The growth in these deposits was offset by a $3.1 million decline in savings accounts. Certificates of deposit and money market accounts grew due to new customer relationships and the transfer of funds from savings accounts.

     In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. At June 30, 2007, we had $28.2 million in CDARS compared to $15.8 million at December 31, 2006. At June 30, 2007, we had $9.9 million in brokered certificates of deposit a $61,000 decrease over the December 31, 2006, balance of $10.1 million.
     During the six and three months ended June 30, 2007, we saw growth in total deposits because of the opening of the Greenbelt branch in June 2007, the opening of the Bowie branch in July 2006 and the successful business development efforts of our branch staff, lending personnel and Board of Directors. We did experience a shift in deposits from non-interest bearing, money market and savings accounts to interest bearing certificates of deposit and to our commercial sweep service (outlined below) as our customers began looking for higher yields. This coupled with the continued slow down in real estate settlements caused a lower level of balances on deposit in non-interest bearing accounts. We expect the balances in non-interest bearing accounts will improve as the year progresses.
     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $27.8 million as of June 30, 2007. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $65.9 million at June 30, 2007 and $53.8 million at December 31, 2006. Of this, we had borrowed $3 million at June 30, 2007 and $5 million as of December 31, 2006.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At June 30, 2007, Old Line Bank had $19.4 million outstanding in these short term promissory notes with an average interest rate of 3.74%. At December 31, 2006, Old Line Bank had $7.2 million outstanding with an average interest rate of 3.46%. At June 30, 2007 and December 31, 2006, Old Line Bank did not have any borrowings in overnight federal funds with the FHLB. On December 31, 2006, Old Line Bank had $2 million outstanding in short term advances from the FHLB. On July 16, 2006, Old Line Bank borrowed $2 million from the FHLB at an interest rate of 5.65% monthly. We paid this balance in full on January 16, 2007.
     At June 30, 2007 and December 31, 2006, long term borrowings were one advance from the FHLB. On July 20, 2006, Old Line Bank borrowed $3.0 million and pays interest at 5.328% each January, April, July and October. The balance was due in full on July 20, 2009. The FHLB had the one-time option to terminate the transaction and require payment in full on July 20, 2007. The FHLB exercised its option to terminate the transaction and we paid the borrowings in full on July 20, 2007.
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
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. On June 30, 2007, we had $5.0 million in cash and due from banks, and $32.9 million in federal funds sold and overnight investments. As of December 31, 2006, we had $5.1 million in cash and due from banks, and $34.5 million in federal funds sold and other overnight investments. As we continue to deploy these proceeds into loans, we anticipate these balances will decline.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
     Capital
     Our stockholders’ equity amounted to $35.4 million at June 30, 2007 and $34.8 million at December 31, 2006. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the six month period because of net income of $735,202, plus the $125,540 adjustment for stock based compensation awards and proceeds from stock options exercised, and the $5,723 unrealized gain in available for sale securities less the $255,276 in dividends paid in March and June.

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
     Old Line Bancshares, Inc.’s guaranty obligation made in connection with Pointer Ridge’s mortgage loan, outlined below, also creates off-balance sheet risk, as further described below.
Outstanding loan commitments and lines and letters of credit at June 30, 2007 and December 31, 2006, are as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$14,548	$13,095
Real estate-undisbursed development and construction	27,200	27,295
Real estate-undisbursed home equity lines of credit	5,295	4,525

	$47,043	$44,915

Standby letters of credit	$1,389	$1,515

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
     Commitments for real estate development and construction, which totaled $27.2 million, or 57.87% of the $47.0 million, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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
     Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge will pay to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge will pay equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At June 30, 2007, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.
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

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:
Six months ended June 30, 2007

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$754,954	$344,914	$6,951,147	$3,948,638
Tax equivalent adjustment	19,100	36,059	55,159	55,159

Tax equivalent interest income	$774,054	$380,973	$7,006,306	$4,003,797

GAAP interest yield	5.25%	3.86%	6.86%	3.90%	2.82%
Taxable equivalent adjustment	0.13%	0.41%	0.05%	0.05%	0.05%

Tax equivalent interest yield	5.38%	4.27%	6.91%	3.95%	2.87%

Six months ended June 30, 2006

	Federal				Net
	Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$761,967	$309,601	$5,022,307	$3,443,251
Tax equivalent adjustment	19,940	32,655	52,595	52,595

Tax equivalent interest income	$781,907	$342,256	$5,074,902	$3,495,846

GAAP interest yield	4.68%	3.38%	6.21%	4.27%	3.22%
Taxable equivalent adjustment	0.10%	0.32%	0.03%	0.03%	0.04%

Tax equivalent interest yield	4.78%	3.70%	6.24%	4.30%	3.26%

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

Application of Critical Accounting Policies
     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We base these estimates, assumptions, and judgments on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. We base the fair values and the information used to record valuation adjustments for certain assets and liabilities on quoted market prices or from information other third-party sources provide, when available.
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
Information Regarding Forward-Looking Statements
     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also include forward-looking statements in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
     The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including statements regarding profitability and expenses, earnings, liquidity, the allowance for loan losses, expected loan growth, interest rate sensitivity, changes in our net interest margin, market risk, financial and other goals and plans, the expected costs and benefits of new facilities and personnel, anticipated new hires, expected openings of new branches and market expansion, earnings on BOLI, customer growth and expected demand in the commercial real estate market are forward looking. Old Line Bancshares, Inc. bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares, Inc. to retain key personnel; the ability of Old Line Bancshares, Inc. to successfully implement its growth and expansion strategy; risk of loan losses; risks associated with the marine brokerage division; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares, Inc.; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, Inc.; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares, Inc.’s lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; and changes in economic, competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares, Inc. specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

     Old Line Bancshares, Inc.’s actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Old Line Bancshares, Inc. undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after we have made the forward-looking statements.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of June 30, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     (a) Old Line Bancshares, Inc. held its annual meeting of stockholders on May 24, 2007.
     (b) At the annual meeting, James W. Cornelsen, Daniel W. Deming, James F. Dent and John D. Mitchell, Jr. were elected to serve a three-year term expiring upon the date of Old Line Bancshares, Inc.’s 2010 Annual Meeting and John M. Suit, II was elected to serve the remainder of a three year term expiring in 2009. The term of office of the following directors continued after the meeting:
Term Expiring at 2008 Annual Meeting
Craig E. Clark
Gail D. Manuel
Gregory S. Proctor, Jr.
Suhas R. Shah
Term Expiring at 2009 Annual Meeting
Charles A. Bongar, Jr.
Nancy L. Gasparovic
Frank Lucente, Jr.
     (c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2010 Annual Meeting. The number of votes for or withheld for each nominee was as follows:

	For	Withheld	Total
James W. Cornelsen	3,858,159.5	11,046.0	3,869,205.5
James F. Dent	3,858,159.5	11,046.0	3,869,205.5
Daniel W. Deming	3,858,159.5	11,046.0	3,869,205.5
John D. Mitchell, Jr.	3,858,159.5	11,046.0	3,869,205.5
     John M. Suit, II was elected to serve the remainder of a three year term expiring in 2009. The number of votes for or withheld for John M. Suit, II was as follows:

For	Withheld	Total
3,826,359.5.5	42,846.0	3,869,205.5
     2. Votes were cast to ratify the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of Old Line Bancshares, Inc. for 2007 as follows:

For	Against	Abstain	Broker Non-Votes	Total
3,862,465.5	4,050.0	2,690.0	0	3,869,205.5
Item 5. Other Information
     None
Item 6. Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: August 9, 2007	By:	/s/ James W. Cornelsen

James W. Cornelsen,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Christine M. Rush

Christine M. Rush,
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)