Form 10-Q
period 2007-09-30
OLD LINE BANCSHARES INC
filed 2007-11-06
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50345
Old Line Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0154352
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1525 Pointer Ridge Place Bowie, Maryland (Address of principal executive offices)	20716 (Zip Code)
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
Yes ☐      No ☑
As of October 29, 2007, the registrant had 4,254,598.5 shares of common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$3,293,249	$5,120,068
Federal funds sold	17,236,791	34,508,127

Total cash and cash equivalents	20,530,040	39,628,195
Investment securities available for sale	12,416,484	14,118,649
Investment securities held to maturity	2,301,792	2,802,389
Loans, less allowance for loan losses	188,060,945	150,417,217
Restricted equity securities at cost	1,585,250	1,575,550
Investment in real estate LLC	783,648	793,714
Bank premises and equipment	4,242,934	4,049,393
Accrued interest receivable	950,180	820,628
Deferred income taxes	211,673	226,873
Bank owned life insurance	7,685,110	3,458,065
Other assets	473,180	239,989

	$239,241,236	$218,130,662

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$31,017,479	$37,963,066
Interest-bearing	148,691,269	131,708,780

Total deposits	179,708,748	169,671,846
Short-term borrowings	22,576,637	9,193,391
Long-term borrowings	—	3,000,000
Accrued interest payable	770,814	629,557
Income tax payable	49,085	334,496
Other liabilities	393,826	485,418

	203,499,110	183,314,708

Stockholders’ equity
Common stock, par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 4,254,598.5 in 2007, and 4,253,698.5 in 2006	42,546	42,537
Additional paid-in capital	32,023,889	31,868,025
Retained earnings	3,758,139	3,077,313

	35,824,574	34,987,875
Accumulated other comprehensive income	(82,448)	(171,921)

	35,742,126	34,815,954

	$239,241,236	$218,130,662

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest revenue
Loans, including fees	$3,359,297	$2,467,945	$9,210,576	$6,418,661
U.S. Treasury securities	27,993	31,899	89,337	95,239
U.S. government agency securities	70,848	65,658	230,830	183,035
Mortgage backed securities	11,731	15,936	38,447	50,005
Municipal securities	26,954	27,509	80,898	83,601
Federal funds sold	270,175	190,922	1,025,129	952,888
Other	19,268	20,556	62,196	59,303

Total interest revenue	3,786,266	2,820,425	10,737,413	7,842,732

Interest expense
Deposits	1,485,826	786,304	4,249,039	2,136,419
Borrowed funds	180,826	145,822	420,122	374,763

Total interest expense	1,666,652	932,126	4,669,161	2,511,182

Net interest income	2,119,614	1,888,299	6,068,252	5,331,550

Provision for loan losses	120,000	26,000	206,000	296,000

Net interest income after provision for loan losses	1,999,614	1,862,299	5,862,252	5,035,550

Non-interest revenue
Service charges on deposit accounts	76,579	67,339	220,497	195,693
Marine division broker origination fees	49,260	71,828	262,218	263,611
Earnings on bank owned life insurance	91,492	37,261	248,130	108,092
Income (loss) on investment in real estate LLC	(3,512)	77,528	256	77,774
Gain (loss) on disposal of assets	(7,372)	—	(7,372)	—
Other fees and commissions	71,436	68,100	191,105	140,838

Total non-interest revenue	277,883	322,056	914,834	786,008

Non-interest expense
Salaries	851,056	713,357	2,406,093	1,988,168
Employee benefits	236,253	202,888	749,518	548,661
Occupancy	241,648	194,081	676,269	324,808
Equipment	66,197	61,232	184,599	125,842
Data processing	51,293	47,824	165,385	122,532
Other operating	338,654	315,172	1,027,878	886,485

Total non-interest expense	1,785,101	1,534,554	5,209,742	3,996,496

Income before income taxes	492,396	649,801	1,567,344	1,825,062

Income taxes	163,857	233,177	503,603	618,243

Net income	$328,539	$416,624	$1,063,741	$1,206,819

Basic earnings per common share	$0.08	$0.10	$0.25	$0.28
Diluted earnings per common share	$0.08	$0.10	$0.25	$0.28
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2006	4,253,698.5	$42,537	$31,868,025	$3,077,313	$(171,921)

Net income	—	—	—	1,063,741	—	$1,063,741
Unrealized gain on securities available for sale, net of income taxes of $48,178	—	—	—	—	89,473	89,473

Comprehensive income						$1,153,214

Stock based compensation awards	—	—	149,623	—	—
Cash dividend $0.09 per share	—	—	—	(382,915)	—
Stock options exercised, including tax benefit of $2,001	900.0	9	6,241	—	—

Balance, September 30, 2007	4,254,598.5	$42,546	$32,023,889	$3,758,139	$(82,448)

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2007	2006

Cash flows from operating activities
Interest received	$10,538,974	$7,774,627
Fees and commissions received	700,985	608,438
Interest paid	(4,527,904)	(2,420,056)
Cash paid to suppliers and employees	(5,112,192)	(3,413,506)
Income taxes paid	(830,109)	(525,650)

	769,754	2,023,853

Cash flows from investing activities
Purchase of investment securities
Held to maturity	—	(599,758)
Available for sale	—	(1,000,000)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	500,000	—
Available for sale at maturity or call	1,845,400	426,990
Loans made, net of principal collected	(37,780,841)	(33,267,281)
Purchase of equity securities	(9,700)	(472,800)
Investment in bank owned life insurance (BOLI)	(4,000,000)	—
Return of principal from real estate, LLC	10,322	—
Purchase of premises, equipment and software	(553,066)	(1,296,815)
Proceeds from sale of premises and equipment	76,493	—

	(39,911,392)	(36,209,664)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	9,891,630	46,556,920
Other deposits	145,272	(35,803,649)
(Decrease) increase in short-term borrowings	13,383,246	(100,877)
(Decrease) increase in long-term borrowings	(3,000,000)	(1,000,000)
Proceeds from stock options exercised, including tax benefit	6,250	11,791
(Costs) proceeds from stock offering	—	(1,891)
Dividends paid	(382,915)	(361,229)

	20,043,483	9,301,065

Net increase (decrease) in cash and cash equivalents	(19,098,155)	(24,884,746)

Cash and cash equivalents at beginning of year	39,628,195	39,961,380

Cash and cash equivalents at end of year	$20,530,040	$15,076,634

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2007	2006

Reconciliation of net income to net cash provided (used) by operating activities
Net income	$1,063,741	$1,206,819

Adjustments to reconcile net income to net cash provided (used) by operating activities

Depreciation and amortization	248,936	164,422
Provision for loan losses	206,000	296,000
Loss on sale of equipment	7,372	—
Change in deferred loan fees net of costs	(68,887)	165,381
Amortization of premiums and discounts	3,130	1,800
Deferred income taxes	(41,095)	(28,432)
Stock based compensation awards	149,623	82,047
(Income) loss from investment in real estate LLC	(256)	(77,528)
Increase (decrease) in
Accrued interest payable	141,257	91,126
Other liabilities	(377,003)	463,079
Decrease (increase) in
Accrued interest receivable	(129,552)	(235,286)
Bank owned life insurance	(227,045)	(100,042)
Other assets	(206,467)	(5,533)

	$769,754	$2,023,853

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of the Old Line Bank. Old Line Bancshares, Inc. also has an approximately $784,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average number of shares	4,254,599	4,250,099	4,254,599	4,249,496
Dilutive average number of shares	8,193	25,870	5,869	23,023
5.	STOCK-BASED COMPENSATION

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an individual is required to provide service in exchange for such award. For the nine months ended September 30, 2007 and 2006, we recorded stock-based compensation expense of $149,623 and $82,047, respectively. For the three months ended September 30, 2007 and 2006, we recorded stock-based compensation expense of $30,333 and $23,016, respectively.

Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). For the nine months ended September 30, 2007, we recognized an $11,887 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options. There were no non-qualified options included in the expense calculation during the three months ended September 30, 2007 and 2006 and for the nine months ended September 30, 2006.

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have issued grants with options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. As of September 30, 2007, there were 156,480 shares remaining available for future issuance under the stock option plans.

The intrinsic value of the 900 options that directors and officers exercised during the nine months ended September 30, 2007 was $5,184. Directors and officers did not exercise any options during the three month period ended September 30, 2007.

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
5.	STOCK-BASED COMPENSATION (Continued)

A summary of the stock option activity during the nine month period follows:

	September 30,
	2007		2006
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	182,820	$8.91	172,620	$8.60
Options granted	47,200	10.57	—	—
Options exercised	(900)	4.72	(1,200)	9.83
Option forfeited	(4,000)	11.31	—	—
Options expired	—	—	—	—

Outstanding, September 30,	225,120	$9.23	171,420	$8.59

Information related to options as of September 30, 2007 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	September 30, 2007	term	price	September 30, 2007	price
$3.33-$4.17	11,700	3.25	$3.44	11,700	$3.44
$4.18-$5.00	28,800	3.22	4.67	28,800	4.67
$5.01-$10.00	46,620	6.89	9.74	46,620	9.74
$10.01-$11.31	138,000	8.61	10.50	78,133	10.44

	225,120	7.29	$9.23	165,253	$8.74

Intrinsic value of outstanding options		$56,280

Intrinsic value of exercisable options		$122,287

6.	Retirement Plan

Old Line Bank maintains a 401(k) profit sharing plan for employees who meet the eligibility requirements set forth in the plan. Pursuant to the plan, which was amended in March 2003 and effective January 1, 2003, Old Line Bank matches the first 3% of employee contributions to the plan and 50% of the next 2% of employee contributions, for a maximum potential contribution of 4% of employee eligible compensation. This plan, which covers substantially all employees, allows for elective employee deferrals. Old Line Bank’s contributions to the plan for the nine months ended September 30, 2007 and 2006 were $97,182 and $66,656, respectively. Old Line Bank’s contributions to the plan for the three months ended September 30, 2007 and 2006 were $36,172 and $27,893, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits as well as pre-retirement death benefits. We accrue the present value of these benefits over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the nine months ended September 30, 2007 and 2006 were $72,448, and $70,434, respectively. The SERP expense for each of the three month periods ended September 30, 2007 and 2006 was $23,478.

7.	Recent Accounting Standards

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS No. 115, to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this standard provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account, when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008. SFAS No. 159 permits early adoption as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. We anticipate SFAS No. 159 will not have a material impact on our consolidated results of operations or financial position.

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
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $784,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge has acquired the property and has completed the construction of a commercial office building containing approximately 40,000 square feet. On July 10, 2006, we began leasing approximately 50% of this building for our main office (moving our existing main office from Waldorf, Maryland) and operating a branch of Old Line Bank from this address.
Summary of Recent Performance and Other Activities
     We are pleased to report sound financial performance for the first nine months and the third quarter of 2007. Net income was $328,539 or $0.08 per basic and diluted common share for the three month period ending September 30, 2007. This was $88,085 or 21.14% lower than net income of $416,624 or $0.10 per basic and diluted common share for the same period in 2006. Net income for the nine month period ended September 30, 2007 was $1,063,741 or $0.25 per basic and diluted common share. This represented a decrease of $143,078 or 11.86% compared to net income of $1,206,819 or $0.28 per basic and diluted common share for the nine months ended September 30, 2006.
     During the first nine months of 2007, the following events occurred.
•	In June, we opened our 6th branch location at 6301 Ivy Lane, Greenbelt, Maryland. At period end, deposits in this branch totaled $10.7 million.

•	We grew the loan portfolio $37.7 million or 25.07%.

•	We maintained asset quality, with only one loan in the amount of $126,000 classified as non-accrual and no other loans past due more than 90 days. We anticipate we will receive payment in full on the loan in non-accrual during the 4th quarter of 2007 or early in 2008.

•	We invested an additional $4 million in bank owned life insurance which will improve non-interest revenue and provide tax benefits.

•	We grew total deposits $10.0 million or 5.89% and customer deposits in Master Notes $9.4 million or 102%.

•	As a result of high gas prices, adverse weather conditions and difficult market conditions, the marine division experienced a $122,000 pre-tax loss during the nine month period compared to a $30,000 pre-tax loss for the first nine months of 2006. Because of these losses and because we do not foresee an imminent improvement in the marine industry, in September, we closed this division and released the employees associated with it.

•	We appointed a new individual to our Board of Directors.

•	We hired a new commercial lender to service the Anne Arundel County market

•	We hired a new commercial lender to service the Charles County market
     We believe that it was an accomplishment to maintain earnings while incurring the expenses associated with the opening of the Greenbelt branch during the second quarter as well as the costs incurred from our investments in infrastructure during the 2nd and 3rd quarters of 2006 and continued softness in the marine industry. The following summarizes the highlights of our financial performance for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2007	2006	$Change	% Change
Net income	$329	$417	$(88)	(21.10)%
Interest revenue	3,786	2,820	966	34.26
Interest expense	1,667	932	735	78.86
Net interest income after provision for loan losses	2,000	1,863	137	7.35
Non-interest revenue	278	322	(44)	(13.66)
Non-interest expense	1,785	1,535	250	16.29
Basic earnings per share	$0.08	$0.10	$(0.02)	(20.00)
Diluted earnings per share	0.08	0.10	(0.02)	(20.00)

The following outlines the highlights of our financial performance for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Nine months ended September 30,
	(Dollars in thousands)
	2007	2006	$Change	% Change
Net income	$1,064	$1,207	$(143)	(11.85)%
Interest revenue	10,737	7,843	2,894	36.90
Interest expense	4,669	2,511	2,158	85.94
Net interest income after provision for loan losses	5,862	5,036	826	16.40
Non-interest revenue	915	786	129	16.41
Non-interest expense	5,210	3,996	1,214	30.38
Average gross loans	165,611	120,105	45,506	37.89
Average interest earning assets	207,957	164,417	43,540	26.48
Average interest bearing deposits	139,420	93,486	45,934	49.13
Average non-interest bearing deposits	34,632	33,662	970	2.88
Net interest margin (1)	3.95%	4.39%
Return on average equity	4.01%	4.72%
Basic earnings per share	$0.25	$0.28	$(0.03)	(10.71%)
Diluted earnings per share	0.25	0.28	(0.03)	(10.71%)

(1)	See “Reconciliation of Non-GAAP Measures”
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
     In June 2007, we opened a new branch in Greenbelt (Prince George’s County), Maryland. Initially, we opened this branch on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Maryland. Upon completion of construction of a new bank building, we plan to move this branch to the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane, Greenbelt, Maryland. In April 2007, we hired the Branch Manager for this location and hired the remainder of the staff in May and September of 2007.

     In 2005, we announced plans to open a new branch in College Park (Prince George’s County), Maryland in the same building as the loan production office that houses our team of loan officers. Our lease provides that we will lease the branch space in January 2008 when the existing branch of a large southeastern regional bank moves from the space. We plan to hire a Branch Manager and the staff for this location during the 4th quarter of 2007.
     In July 2007, we identified a site for a second branch location in Bowie, Maryland. Currently, the landlord is preparing a pad site. Assuming the landlord completes the preparation of the pad site and meets all of the conditions of the lease, we plan to lease the pad site and construct a branch. The pad site is located in the Fairwood Office Park in Bowie, Maryland. We anticipate we will open this branch during the 2nd or 3rd quarter of 2008.
     As expected, the opening of the new Bowie branch in July 2006 and the Greenbelt branch in June 2007 and the establishment of our new headquarters in July 2006 caused a $410,218 or 91.03% increase in occupancy and equipments costs during the nine month period and a $52,532 or 20.58% increase during the three month period. Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increase in expenses.
     Expansion of Commercial, Construction and Commercial Real Estate Lending
     In September 2007, we hired a new Vice President of Commercial Lending for our Waldorf office. This individual’s professional background includes a twenty year career with a large, regional financial institution where she earned successive promotions and had numerous professional accomplishments. We believe that her experience and success in the banking industry will further enhance Old Line Bank’s service and commitment to the southern Maryland market.
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
     As we expected, the increase in personnel during the second half of 2006 and in 2007 caused an increase in salary and benefit expenses in the third quarter of 2007 compared to the third quarter of 2006 and for the nine month period ended September 30, 2007 compared to the same period in 2006. These individuals also contributed to our loan and deposit growth. As a result of their efforts, we anticipate the bank will experience continued improvement in loan growth during 2007 and beyond. We plan to continue to identify and establish new branch locations that will support our long term growth plans.
     Old Line Marine Division
     In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a luxury boat loan broker and to originate loans for Old Line Bank.
     High gasoline prices and general concerns about the economy continued to cause weakness in the marine industry. For the three month period ended September 30, 2007, this division posted a $56,000 pre-tax loss compared to a pre-tax loss of $16,337 during the third quarter of 2006. For the nine month period, the division posted a pre-tax loss of approximately $122,000 versus a pre-tax loss of $30,000 for the nine months ended September 30, 2006. Because of the losses experienced in this division and because we do not foresee an imminent improvement in the marine industry, in September of 2007, we closed this division and released the employees associated with it.

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
     Other Opportunities
     We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, telephone banking and Internet banking with on-line account access and bill payer service. We will continue to evaluate cost effective ways that technology can enhance our management, products and services. By the end of the year, we plan to offer to selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us. We anticipate that this service will modestly increase equipment cost, reduce courier fees, and positively impact deposit growth. We continually evaluate new products and services that may enhance the service we provide our customers.
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
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Net interest income after provision for loan losses for the three months ended September 30, 2007 increased $137,315 or 7.37% to $2.0 million from $1.9 million for the same period in 2006. The increase was primarily attributable to an increase in total average interest earning assets. A decrease in Federal Funds, an increase in Federal Funds borrowings and deposit growth funded the loan growth. This loan growth caused the increase in average interest earning assets.
     Interest revenue increased from $2.8 million for the three months ended September 30, 2006 to $3.8 million for the same period in 2007. Interest expense for all interest bearing liabilities amounted to $1.7 million for the three months ended September 30, 2007 versus $932,126 for the three months ended September 30, 2006. These changes were a result of loan and deposit growth that originated from all areas of the bank.
     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Net interest income after provision for loan losses for the nine months ended September 30, 2007 amounted to $5.9 million, which was $826,702 or 16.42% greater than the 2006 level of $5.0 million. The increase was primarily attributable to a $43.6 million increase in total average interest earning assets to $208.0 million for the nine months ended September 30, 2007 from $164.4 million for the nine months ended September 30, 2006. Interest expense for all interest bearing liabilities was $4.7 million for the nine months ended September 30, 2007 versus $2.5 million for the nine months ended September 30, 2006. The increase in earnings assets and deposits was a result of increased business development efforts from the entire Old Line Bank lending team. Additionally, we believe that the move to our new Bowie headquarters and the opening of the Bowie and Greenbelt branches provided us with increased name recognition that also contributed to our growth.

     Our net interest margin was 3.95% for the nine months ended September 30, 2007, as compared to 4.39% for the nine months ended September 30, 2006. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets improved during the period 52 basis points from 6.44% in 2006 to 6.96% in 2007, and average interest-earning assets grew by $43.6 million. A 92 basis point increase of the yield on average interest-bearing liabilities from 3.12% in 2006 to 4.04% in 2007, and a $46.6 million increase in interest bearing liabilities offset these improvements.
     The yield on average interest-earning assets improved and the cost of interest bearing liabilities increased because of increases in market interest rates. On January 1, 2006, the prime rate was 7.50%. By September 30, 2007, it had increased to 7.75%. The yield also improved because loans, net of allowance comprised 78.98% of total average interest earning assets in 2007 versus 72.32% in 2006.
     The increased interest rates allowed us to earn a 48 basis point higher average yield on our federal funds and a 28 basis point higher average yield on our loan portfolio. Increases in market interest rates and an increase in the percentage of average balances maintained in interest bearing deposits relative to total deposits caused the cost of average interest bearing liabilities to increase 92 basis points during the period. We expect the net interest margin will remain stable for the rest of 2007. We will offer promotional campaigns to attract deposits or seek brokered deposits, if required, to maintain an acceptable loan to deposit ratio.
     Because of the three loan officers in the College Park loan production office, increased recognition in the Prince George’s County market, the new loan officers in Charles and Anne Arundel Counties, the addition of the Bowie and Greenbelt branches, the loan production office in Gaithersburg, the new addition to the Board of Directors and with continued growth in deposits, we anticipate that we will continue to grow earning assets during the remainder of 2007. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our net interest income, although there is no assurance that this will be the case.

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

	Average Balances, Interest and Yields
Nine Months Ended September 30,	2007			2006
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$26,200,812	$1,049,652	5.36%	$26,705,161	$974,827	4.88%
Interest bearing deposits	—	—		2,344	23	1.31
Investment securities(1)(2)
U.S. Treasury	3,747,278	93,664	3.34	4,000,226	99,852	3.34
U.S. Government agency	7,771,329	242,011	4.16	7,573,041	191,901	3.39
Mortgage-backed securities	1,303,726	38,447	3.94	1,697,716	50,005	3.94
Municipal securities	3,227,878	121,146	5.02	3,356,967	118,512	4.72
Other	1,459,307	63,365	5.81	2,177,359	59,992	3.68

Total investment securities	17,509,518	558,633	4.27	18,805,309	520,262	3.70

Loans: (3)
Commercial	41,160,713	2,591,531	8.42	24,300,076	1,518,251	8.35
Mortgage	103,742,840	5,804,009	7.48	73,430,485	4,017,572	7.32
Installment	20,707,507	815,036	5.26	22,374,134	882,838	5.28

Total loans	165,611,060	9,210,576	7.44	120,104,695	6,418,661	7.15
Allowance for loan losses	1,364,252	—		1,200,318	—

Total loans, net of allowance	164,246,808	9,210,576	7.50	118,904,377	6,418,661	7.22

Total interest earning assets(1)	207,957,138	10,818,861	6.96	164,417,191	7,913,773	6.44

Non-interest bearing cash	3,836,934			3,865,350
Premises and equipment	4,168,379			2,674,295
Other assets	9,736,622			5,545,193

Total assets(1)	$225,699,073			$176,502,029

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$8,668,562	$43,283	0.67	$8,073,031	$43,375	0.72
Money market and NOW	26,441,171	423,018	2.14	21,625,775	228,937	1.42
Other time deposits	104,310,045	3,782,738	4.85	63,787,628	1,864,107	3.91

Total interest-bearing deposits	139,419,778	4,249,039	4.07	93,486,434	2,136,419	3.06
Borrowed funds	14,955,868	420,122	3.76	14,287,889	374,763	3.51

Total interest bearing liabilities	154,375,646	4,669,161	4.04	107,774,323	2,511,182	3.12

Non-interest bearing deposits	34,631,504			33,662,412

	189,007,150			141,436,735
Other liabilities	1,233,502			912,341
Stockholders’ equity	35,458,421			34,152,953

Total liabilities and stockholders’ equity	$225,699,073			$176,502,029

Net interest spread (1)			2.92			3.32

Net interest income and Net interest margin (1)		$6,149,700	3.95%		$5,402,591	4.39%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Non-accruing loans for the periods ended September 30, 2007 and 2006 were $126,440 and $0, respectively.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.
Rate/Volume Variance Analysis

	Nine months Ended September 30,
	2007 compared to 2006
	Variance due to:
	Total	Rate	Volume
Interest Earning Assets:
Federal funds sold(1)	$74,825	$97,516	$(22,691)
Interest bearing deposits	(23)	—	(23)
Investment Securities(1)
U.S. Treasury	(6,188)	178	(6,366)
U.S. Government agency	50,110	46,161	3,949
Mortgage-backed securities	(11,558)	81	(11,639)
Municipal securities	2,634	8,070	(5,436)
Other	3,373	30,065	(26,692)
Loans:
Commercial	1,073,280	15,721	1,057,559
Mortgage	1,786,437	121,570	1,664,867
Installment	(67,802)	(2,908)	(64,894)

Total interest revenue (1)	2,905,088	316,454	2,588,634

Interest-bearing liabilities
Savings	(92)	(3,645)	3,553
Money market and NOW	194,081	146,392	47,689
Other time deposits	1,918,631	645,531	1,273,100
Borrowed funds	45,359	30,386	14,973

Total interest expense	2,157,979	818,664	1,339,315

Net interest income(1)	$747,109	$(502,210)	$1,249,319

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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

     The provision for loan losses was $120,000 for the three months ended September 30, 2007, as compared to $26,000 for the three months ended September 30, 2006, an increase of $94,000 or 361.54%. After completing the analysis outlined below, during the three month period ended September 30, 2007, we increased the provision for loan losses primarily because of the $16.7 million (9.74%) growth in the loan portfolio from June 30, 2007 to September 30, 2007, the composition of these loans, and because we added new lenders who began to originate loans during the 3rd quarter. Although we have not experienced any change in the quality of the loans in the portfolio, this growth and the two new lenders we hired this year add a higher degree of uncertainty to the calculation. Based on our analysis, we determined that it was prudent to increase our provision during the quarter.
     The provision for the nine month period was $206,000. This represented a $90,000 or 30.41% decline as compared to the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we decreased the provision for loan losses because for over seven years we have had minimal past dues and charge-offs. After completing the analysis outlined below, we determined during the nine month period that we had no significant changes in economic factors, personnel, policies or practices during the period that would directly impact the quality of the loan portfolio and warrant a higher provision. We further determined that we have completed two years of experience with the majority of our new lending personnel and a higher legal lending limit and have not experienced any change in our delinquency patterns.
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
     We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At September 30, 2007, we had one non-accrual loan in the amount of $126,400. With the exception of this loan, we had no loans 90 days or more past due at September 30, 2007 and 2006. We also had no impaired loans at September 30, 2007 and 2006.
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
     The allowance for loan losses represents 0.78% of gross loans at September 30, 2007 and 0.85% at December 31, 2006. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2007	2006	2006

Balance, beginning of period	$1,280,396	$954,706	$954,706
Provision for loan losses	206,000	296,000	339,000

Chargeoffs:
Commercial	—	—	(15,772)
Mortgage	—	—	—
Installment	(5,896)	(2,685)	(2,685)

Total chargeoffs	(5,896)	(2,685)	(18,457)
Recoveries:
Commercial	—	—	—
Mortgage	—	—	—
Installment	352	5,055	5,147

Total recoveries	352	5,055	5,147

Net (chargeoffs) recoveries	(5,544)	2,370	(13,310)

Balance, end of period	$1,480,852	$1,253,076	$1,280,396

Allowance for loan losses to gross loans	0.78%	0.91%	0.85%
Ratio of net-chargeoffs during period to average loans outstanding during period	(0.00%)	(0.00%)	0.01%
     The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

	September 30,				December 31,
	2007		2006		2006
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & others	$12,200	0.59%	$7,578	0.61%	$8,939	0.45%
Boat	124,244	9.78	130,926	15.46	169,093	14.29
Mortgage	958,367	62.96	659,495	63.34	869,101	61.55
Commercial	386,041	26.67	455,077	20.59	233,263	23.71

Total	$1,480,852	100.00%	$1,253,076	100.00%	$1,280,396	100.00%

     Non-interest Revenue
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Non-interest revenue totaled $277,883 for the three months ended September 30, 2007, a decrease of $44,173 or 13.72% from the 2006 amount of $322,056. Non-interest revenue for the three months ended September 30, 2007 and September 30, 2006 included fee income from service charges on deposit accounts, broker origination fees from the marine division, earnings on bank owned life insurance, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions.
     The following table outlines the changes in non-interest revenue for the three month periods.

	September 30,	September 30,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$76,579	$67,339	$9,240	13.72%
Marine division broker origination fees	49,260	71,828	(22,568)	(31.42)
Earnings on bank owned life insurance	91,492	37,261	54,231	145.54
Income (loss) on investment in real estate LLC	(3,512)	77,528	(81,040)	(104.53)
Gain (loss) on disposal of assets	(7,372)	—	(7,372)	—
Other fees and commissions	71,436	68,100	3,336	4.90

Total non-interest revenue	$277,883	$322,056	$(44,173)	(13.72)%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they used. Because of high gasoline prices and general concerns about the economy, the marine industry experienced declining sales during the third quarter of 2007. This caused a decline in broker origination fees during the third quarter. Earnings on bank owned life insurance increased primarily because we invested an additional $4 million in February 2007. Pointer Ridge began leasing its building to tenants in July 2006. During its first quarter of operations it posted minimal expenses. As a result of increased costs associated with leasing and operating the building, it experienced a loss during the three months ended September 30, 2007. Other fees and commissions increased $3,366 primarily because in April 2007 we started leasing the Waldorf office space that we vacated in July 2006.
     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     The following table outlines the changes in non-interest revenue for the nine month periods.

	September 30,	September 30,
	2007	2006	$ Change	% Change
Service charges on deposit accounts	$220,497	$195,693	$24,804	12.67%
Marine division broker origination fees	262,218	263,611	(1,393)	(0.53)
Earnings on bank owned life insurance	248,130	108,092	140,038	129.55
Income (loss) on investment in real estate LLC	256	77,774	(77,518)	(99.67)
Gain (loss) on disposal of assets	(7,372)	—	(7,372)	—
Other fees and commissions	191,105	140,838	50,267	35.69

Total non-interest revenue	$914,834	$786,008	$128,826	16.39%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they use. Because of high gasoline prices, inclement weather and general concerns about the economy, the marine industry experienced declining sales during 2007. Earnings on bank owned life insurance increased because we invested an additional $4 million in February 2007. Pointer Ridge began leasing its building to tenants in July 2006 and it had minimal expenses in 2006. In 2007, expenses associated with operating the building increased. As a result, Pointer Ridge’s profitability declined in 2007. Other fees and commissions increased $50,267 primarily because in April 2007, we began leasing the Waldorf office space that we vacated in July 2006 and because of increases in miscellaneous and loan income received from the increased volume of closings on loans and letters of credit.

     Because of the new lenders we have hired and the new Bowie and Greenbelt branches that we have opened, we expect that customer relationships will continue to grow during the remainder of 2007. We anticipate this growth will cause an increase in service charges on deposit accounts. As a result of our decision to cease operations in the marine division, we will have minimal fee income from the marine division in the 4th quarter of 2007. We believe the demand in the commercial real estate market will remain stable and we will have an additional number of opportunities to provide financing of these facilities. Therefore, other loan fees which are included in other fees and commissions should remain constant. We expect our earnings on bank owned life insurance will continue to increase during the remainder of 2007 primarily because of the additional $4 million investment in February 2007. We anticipate the income from Pointer Ridge will stabilize during the remainder of the year and will produce break-even profitability. As a result, we expect our earnings in Pointer Ridge during 2007, if any, will be nominal.
     Non-interest Expense
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Non-interest expense for the three months ended September 30, 2007 was $1.8 million versus $1.5 million for the same period in 2006. The following chart outlines the changes in non-interest expenses for the period.

	September 30,	September 30,
	2007	2006	$ Change	% Change
Salaries	$851,056	$713,357	$137,699	19.30%
Employee benefits	236,253	202,888	33,365	16.45
Occupancy	241,648	194,081	47,567	24.51
Equipment	66,197	61,232	4,965	8.11
Data processing	51,293	47,824	3,469	7.25
Other operating	338,654	315,172	23,482	7.45

Total non-interest expenses	$1,785,101	$1,534,554	$250,547	16.33%

     Salary and benefit expenses increased because of general salary increases and because of the new staff for the Greenbelt branch, two new loan officers, and additions to corporate and branch staff. Stock based compensation expense also contributed to the increase and was approximately $7,000 higher during the 3rd quarter of 2007 than the 3rd quarter of 2006 because there were more vested options outstanding to an increased number of directors and employees.
     Occupancy expense increased because of the new Greenbelt branch opened in June 2007. Data processing increased because of the new locations, new services provided by our data processor, and contractual increases. Other operating expenses increased primarily because marine division origination costs increased during the period.

     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Non-interest expense for the nine months ended September 30, 2007 was $5.2 million as compared to $4.0 million for the same period in 2006. The following chart outlines the changes in non-interest expenses for the period.

	September 30,	September 30,
	2007	2006	$ Change	% Change
Salaries	$2,406,093	$1,988,168	$417,925	21.02%
Employee benefits	749,518	548,661	200,857	36.61
Occupancy	676,269	324,808	351,461	108.21
Equipment	184,599	125,842	58,757	46.69
Data processing	165,385	122,532	42,853	34.97
Other operating	1,027,878	886,485	141,393	15.95

Total non-interest expenses	$5,209,742	$3,996,496	$1,213,246	30.36%

     Salary and benefit expenses increased because of general salary increases and because of the new staff for the Bowie and Greenbelt branches, three new loan officers, the new business development officer we hired in July 2006 (who remained with us until July 2007) and additions to corporate and branch staff. Stock based compensation expense also contributed to the increase and was $67,576 higher during the nine month period ended September 30, 2007 than the nine month period ended September 30, 2006 because there were more vested options outstanding to an increased number of directors and employees.
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
     For the remainder of 2007, we anticipate non-interest expenses will decrease. Although we will incur increased rent expense related to the new Greenbelt location that will also increase operational expenses, during the 3rd quarter we closed the marine division and will realize cost reductions from the cessation of its operation. We also reduced staffing levels during the period that we expect will provide additional savings. The stock based compensation expense will also decline during the 4th quarter and we anticipate continued increases in interest income through loan growth.
     Income Taxes
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Income tax expense was $163,857 (33.28% of pre-tax income) for the three months ended September 30, 2007 as compared to $233,177 (35.88% of pre-tax income) for the same period in 2006. The decrease in the effective tax rate is primarily due to a $54,231 increase in income from the bank owned life insurance which is tax exempt.
     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Income tax expense was $503,603 (32.13% of pre-tax income) for the nine months ended September 30, 2007 compared to $618,243 (33.88% of pre-tax income) for the same period in 2006. The decrease in the effective tax rate is primarily due to the tax-exempt income generated by the bank owned life insurance and the $11,887 tax benefit associated the portion of the stock compensation expense that was related to the issuance of non-qualified options.

     Net Income
     Three months ended September 30, 2007 compared to three months ended September 30, 2006
     Net income was $328,539 or $0.08 per basic and diluted common share for the three month period ending September 30, 2007 compared to net income of $416,624 or $0.10 per basic and diluted common share for the same period in 2006.
     Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     Net income was $1,063,741 or $0.25 per basic and diluted common share for the nine month period ending September 30, 2007, a decrease of $143,078 or 11.86% compared to net income of $1,206,819 or $0.28 per basic and diluted common share for the same period in 2006. The decrease in net income was the result of an $826,702 increase in net interest income after provision for loan losses, a $114,640 decrease in income taxes, and a $128,826 increase in non-interest revenue, offset by a $1.2 million increase in non-interest expense for the period compared to the same period in 2006. Earnings per share decreased on a basic and diluted basis because of lower earnings in 2007.
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
     The investment portfolio at September 30, 2007 amounted to $14.7 million, a decrease of $2.2 million, or 13.02%, from the December 31, 2006 amount of $16.9 million. Available for sale investment securities decreased to $12.4 million at September 30, 2007 from $14.1 million at December 31, 2006. The decrease in the available for sale investment portfolio occurred because some of these assets matured and we purchased federal funds or deployed the proceeds into loans. Held to maturity securities at September 30, 2007 declined to $2.3 million from the $2.8 million balance on December 31, 2006 because of maturing investments during the period. The carrying value of available for sale securities included net unrealized losses of $134,325 at September 30, 2007 (reflected as unrealized losses of $82,448 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $280,092 ($171,921 net of taxes) as of December 31, 2006. In general, the decrease in unrealized losses was a result of the maturity of securities, declining interest rates and a shortening of the remaining term until maturity. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
     Investment in real estate LLC
     As discussed above, Old Line Bancshares also has a 50% ownership or $783,648 investment in Pointer Ridge, a real estate investment limited liability company. In July 2006, we moved our main office facility from Waldorf, Maryland to the building owned by Pointer Ridge at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County and established a branch in this facility.

     Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. On June 6, 2006, we executed leases for 2,557 square feet on the 1st floor of the building for a new branch office, 5,449 square feet on the 3rd floor and 11,053 square feet on the 4th floor of this building for our new headquarters. The leases which commenced on July 1, 2006, are for thirteen years, with two, five-year renewal options. The leases are full service leases and payment terms include the cost of taxes, insurance and maintenance with basic monthly payments of $41,967 and 3% annual increases in base rents plus adjustment for increased taxes, insurances and maintenance.
     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $37.7 million or 25.07% to $188.1 million at September 30, 2007 from $150.4 million at December 31, 2006. Commercial business loans increased by $14.6 million (40.55%), commercial real estate loans (generally owner-occupied) increased by $16.1 million (21.90%), residential real estate loans (generally home equity and fixed rate home improvement loans) decreased by $297,000 (2.61%), real estate construction loans (primarily commercial real estate construction) increased by $10.1 million (121.75%) and installment loans decreased by $2.7 million (12.16%) from their respective balances at December 31, 2006.
     During the first nine months and third quarter of 2007, we saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2007 and continue to grow the loan portfolio.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	September 30,		December 31,
	2007		2006
Real Estate
Commercial	$89,605	47.35%	$73,511	48.54%
Construction	18,452	9.75	8,321	5.49
Residential	11,094	5.86	11,391	7.52
Commercial	50,476	26.67	35,914	23.71
Installment	19,615	10.37	22,330	14.74

	189,242	100.00%	151,467	100.00%

Allowance for loan losses	(1,481)		(1,280)

Net deferred loan (fees) and costs	300		230

	$188,061		$150,417

     Asset Quality
     Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. There was one non-accrual loan in the amount of $126,440 at September 30, 2007. We anticipate we will receive full payment of this loan in the 4th quarter of 2007 or early in 2008. There were no non-accrual loans on December 31, 2006.

     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of September 30, 2007 and December 31, 2006, we held no real estate acquired as a result of foreclosure.
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
     As of September 30, 2007 and December 31, 2006, we had no impaired or restructured loans.
     Bank owned life insurance
     We increased our investment in Bank Owned Life Insurance (“BOLI”) in February 2007 by $4.0 million. In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With the new investment made in February, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. As a result of this additional $4 million investment and increased earnings, during the first nine months of 2007, the cash surrender value of the insurance policies increased by $4.2 million.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At September 30, 2007, the deposit portfolio had grown to $179.7 million, a $10.0 million or 5.89% increase over the December 31, 2006 level of $169.7 million. Non-interest bearing deposits declined $7.0 million during the period to $31.0 million from $38.0 million primarily due to a decline in balances in commercial checking accounts that was primarily caused by the decline in the real estate market and the transfer of funds to interest bearing accounts. Interest-bearing deposits grew $17.0 million to $148.7 million from $131.7 million. The majority of the growth in interest-bearing deposits was in money market and certificates of deposit. Money market accounts grew from $29.4 million at December 31, 2006 to $38.9 million at September 30, 2007. Certificates of deposit grew $9.9 million or 10.44% to $104.7 million from $94.8 million. The growth in these deposits was offset by a $3.6 million decline in savings accounts. Certificates of deposit and money market accounts grew due to new customer relationships and the transfer of funds from savings accounts.

     In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. At September 30, 2007, we had $19.0 million in CDARS compared to $15.8 million at December 31, 2006. At September 30, 2007, we had $5.0 million in brokered certificates of deposit a $5.1 million decrease from the December 31, 2006, balance of $10.1 million.
     During the nine and three months ended September 30, 2007, we saw growth in total deposits because of the opening of the Greenbelt branch in June 2007, the opening of the Bowie branch in July 2006 and the successful business development efforts of our branch staff, lending personnel and Board of Directors. We did experience a shift in deposits from non-interest bearing, money market and savings accounts to interest bearing certificates of deposit and to our commercial sweep service (outlined below) as our customers began looking for higher yields. This coupled with the continued slow down in real estate settlements caused a lower level of balances on deposit in non-interest bearing accounts. We expect the balances in non-interest bearing accounts will improve during the remainder of the year.
     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $27.8 million as of September 30, 2007. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $71.8 million at September 30, 2007 and $53.8 million at December 31, 2006. Of this, we had borrowed $4.0 million at September 30, 2007 and $5 million as of December 31, 2006.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At September 30, 2007, Old Line Bank had $18.6 million outstanding in these short term promissory notes with an average interest rate of 2.34%. At December 31, 2006, Old Line Bank had $7.2 million outstanding with an average interest rate of 3.46%. At September 30, 2007, Old Line Bank had $4 million in overnight federal funds with the FHLB. On December 31, 2006, Old Line Bank had $2 million outstanding in short term advances from the FHLB. On July 16, 2006, Old Line Bank borrowed $2 million from the FHLB at an interest rate of 5.65% monthly. We paid this balance in full on January 16, 2007.
     At September 30, 2007 we had no long term borrowings. On December 31, 2006, long term borrowings were one advance from the FHLB. On July 20, 2006, Old Line Bank borrowed $3.0 million and paid interest at 5.328% each January, April, July and October. The balance was due in full on July 20, 2009. The FHLB exercised its one-time option to terminate the transaction and required payment in full on July 20, 2007. The FHLB exercised its one-time option to terminate the transaction on July 20, 2007 and we paid the borrowings in full on that date.
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
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $29.8 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. On September 30, 2007, we had $3.3 million in cash and due from banks, and $17.2 million in federal funds sold and overnight investments. As of December 31, 2006, we had $5.1 million in cash and due from banks, and $34.5 million in federal funds sold and other overnight investments. As we continue to deploy these proceeds into loans, we anticipate these balances will decline.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
     Capital
     Our stockholders’ equity amounted to $35.7 million at September 30, 2007 and $34.8 million at December 31, 2006. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the nine month period because of net income of $1.1 million, plus the $155,873 adjustment for stock based compensation awards and proceeds from stock options exercised, and the $89,473 unrealized gain in available for sale securities less the $382,915 in dividends paid in March, June and September.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
     Old Line Bancshares, Inc. is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit. Old Line Bancshares, Inc. uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These commitments do not represent unusual risks and management does not anticipate any losses which would have a material effect on Old Line Bancshares, Inc. Old Line Bancshares, Inc. also has operating lease obligations.
     Old Line Bancshares, Inc’s guaranty obligation made in connection with Pointer Ridge’s mortgage loan, outlined below, also creates off-balance sheet risk, as further described below.
     Outstanding loan commitments and lines and letters of credit at September 30, 2007 and December 31, 2006, are as follows:

	September 30,	December 31,
	2007	2006

	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$17,527	$13,095
Real estate-undisbursed development and construction	31,622	27,295
Real estate-undisbursed home equity lines of credit	5,102	4,525

	$54,251	$44,915

Standby letters of credit	$955	$1,515

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
     Commitments for real estate development and construction, which totaled $31.6 million, or 58.29% of the $54.3 million, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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
     Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge paid to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge will pay equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At September 30, 2007, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.
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

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:
Nine months ended September 30, 2007

	Federal Funds	Investment	Interest	Net Interest	Net Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$1,025,129	$501,708	$10,737,413	$6,068,252
Tax equivalent adjustment	24,523	56,925	81,448	81,448

Tax equivalent interest income	$1,049,652	$558,633	$10,818,861	$6,149,700

GAAP interest yield	5.23%	3.83%	6.90%	3.90%	2.86%
Taxable equivalent adjustment	0.13%	0.44%	0.06%	0.05%	0.06%

Tax equivalent interest yield	5.36%	4.27%	6.96%	3.95%	2.92%

Nine months ended September 30, 2006

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$952,888	$471,183	$7,842,732	$5,331,550
Tax equivalent adjustment	21,939	49,079	71,041	71,041

Tax equivalent interest income	$974,827	$520,262	$7,913,773	$5,402,591

GAAP interest yield	4.77%	3.35%	6.38%	4.33%	3.26%
Taxable equivalent adjustment	0.11%	0.35%	0.06%	0.06%	0.06%

Tax equivalent interest yield	4.88%	3.70%	6.44%	4.39%	3.32%

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
     The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including statements regarding revenue and expenses, earnings, sources of liquidity, the allowance for loan losses, expected loan and asset growth, payment of non-performing loans, interest rate sensitivity, changes in our net interest margin, market risk, financial and other goals and plans, the expected costs and benefits of new facilities and personnel, anticipated new hires, expected openings of new branches and market expansion, earnings on BOLI, and customer growth are forward looking. Old Line Bancshares, Inc. bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.

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
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of September 30, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
          There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
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

Old Line Bancshares, Inc.
Date November 6, 2007	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2007	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)