Form 10-K
period 2007-12-31
OLD LINE BANCSHARES INC
filed 2008-03-13
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50345
Old Line Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0154352
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1525 Pointer Ridge Place	20716
Bowie, Maryland	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (301) 430-2500
Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	Name of exchange on which registered
(Title of each class)	The NASDQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes     ☑ No
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes     ☑ No
The aggregate market value of the common equity held by non-affiliates was $37,218,680 as of June 29, 2007, based on a sales price of $9.75 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 29, 2007 as reported by the NASDAQ Stock Market LLC.
The number of shares outstanding of the issuer’s Common Stock was 4,049,951 as of February 29, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

OLD LINE BANCSHARES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS

		Page #

Part I

Item 1.	Business	1
Item 1A.	Risk Factors	18
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

Part II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	54
Item 8.	Financial Statements and Supplementary Data	57
	Report of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets December 31, 2007, 2006 and 2005
	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
	Consolidated Statement of Changes in Stockholders’ Equity For the years ended December 31, 2007, 2006 and 2005
	Consolidated Statements of Cash Flows For the years ended December 31, 2007, 2006 and 2005
	Notes to Consolidated Financial Statements
Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure	86
Item 9A.	Controls and Procedures	86
Item 9B.	Other Information	86

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	87
Item 11.	Executive Compensation	87
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	87
Item 13.	Certain Relationships and Related Transactions and Director Independence.	88
Item 14.	Principal Accounting Fees and Services	88

PART IV

Item 15.	Exhibits, Financial Statements Schedules	89

PART I
Item 1. Business
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
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $806,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge.
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
     We are headquartered in Bowie, Maryland, approximately 10 miles east of Andrews Air Force Base and 20 miles east of Washington, D.C. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients. Our current primary market area is the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Charles, Anne Arundel and northern St. Mary’s. We also target customers throughout the greater Washington, D.C. metropolitan area. Our branch offices generally operate six days per week from 8:00 a.m. until 7:00 p.m. on weekdays and from 8:00 a.m. until noon on Saturday. None of our branch offices are open on Sunday.

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
Recent Business Developments
     Branch Expansion Developments
     In June 2007, we opened a new branch in Greenbelt (Prince George’s County), Maryland. Initially, we opened this branch on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Maryland. Upon completion of construction of a bank building, we plan to move this branch to the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane, Greenbelt, Maryland. In April 2007, we hired the Branch Manger for this location and hired the remainder of the staff in May and September of 2007.
     In July 2007, we identified a site for a second branch location in Bowie, Maryland. Currently, the landlord is preparing a pad site. Assuming the landlord completes the preparation of the pad site and meets all of the conditions of the lease, we plan to lease the pad site and construct a branch. The pad site is located in the Fairwood Office Park in Bowie, Maryland. We anticipate we will open this branch in late 2008 or early 2009.
     In addition, in March 2008, we opened a new branch in College Park (Prince George’s County), Maryland at 9658 Baltimore Avenue, College Park Maryland. This branch is in the same building as the loan production office that houses our team of loan officers. We hired the Branch Manager and staff for this location in February 2008.
      Additional Personnel — Commercial, Construction and Commercial Real Estate Lending
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
     We hired a Senior Vice President of Commercial Lending, in August 2006, who has over 30 years of lending experience and is a significant addition to our lending team. This individual operated from a loan production office in Gaithersburg (Montgomery County), Maryland. This lender’s expertise and market knowledge allowed us to expand our presence into southern Montgomery County and the District of Columbia. In February 2008, this individual resigned his position with the bank and we plan to terminate our lease on the Gaithersburg office. We do not expect that this individual’s departure will negatively impact our loan growth in a material manner.

     Old Line Marine Division
     In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a luxury boat loan broker and to originate loans for Old Line Bank.
     High gasoline prices and general concerns about the economy caused weakness in the marine industry. Because of the losses experienced in this division and because we do not foresee an imminent improvement in the marine industry, in September of 2007, we closed this division and released the employees associated with it.
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
Location and Market Area
     We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Anne Arundel, Charles and northern St. Mary’s. The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector.
     In the second quarter of 2006, we moved our headquarters location from Waldorf, Maryland to the Pointer Ridge location in Bowie, Maryland in Prince George’s County and we established a new branch at the Pointer Ridge location. A critical component of our strategic plan and future growth is Prince George’s County. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore. We currently have five branch locations in Prince George’s County including our newest branch, which opened in 2008. In August 2005, we opened a loan production office in College Park, Prince George’s County. In March, 2008 we opened a branch in the office building in which the loan production office is located and a new branch in Greenbelt, Prince George’s County in June, 2007. We expect to open an additional branch in Bowie, Prince George’s County in late 2008 or early 2009.
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
     As part of our expansion efforts, in July 2004, Old Line Bank executed a lease and applied to regulatory authorities to open a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County, approximately 10 miles north of the Bowie, Maryland main office. In August 2004, we received regulatory authority to open the branch. We anticipated that construction of the building in which we plan to locate the branch would begin during the second or third quarter of 2006 and we expected to open the branch in the first quarter of 2007. However, the owner of the property was unable to complete the requirements contained in the lease and begin construction of the branch. Construction at this location began in late 2007. We expect to open this branch during the fourth quarter of 2008 or the first quarter of 2009.
     We plan to open an additional branch in Annapolis, Anne Arundel County in 2008. Anne Arundel County borders the Chesapeake Bay and is situated in the high-tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living to many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.

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
     Residential Real Estate Lending. We offer a variety of consumer-oriented residential real estate loans. The bulk of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 85%. We also offer fixed rate home improvement loans. Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 40%, collateral value, length of employment and prior credit history. We do not have any sub-prime residential real estate loans.
     Consumer Installment Lending.
     Luxury Boat Loans. We offer various types of secured and unsecured consumer loans. A primary aspect of our consumer lending is our financing for luxury boat purchases ($17.6 million or 95.14% of the consumer loans, excluding consumer real estate, and 8.66% of gross loans at December 31, 2007). Our average loan in the luxury boat loan category is approximately $150,000, with a 17 year term and a fixed interest rate. Our internal analysis and industry statistics indicate that the average life of these loans is approximately 42 months as the purchaser either trades or sells the vessel. These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets. Further, payment on these loans depends on the borrower’s continuing financial stability. Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay. To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans. As a general guideline, the individuals’ debt service should not exceed 36% of their gross income, they must own their home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%. To ascertain value, we generally receive a survey of the boat from a qualified surveyor and/or a current purchase agreement and compare the determined value to published industry values. The majority of these boats are United States Coast Guard documented vessels and we obtain a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title. As a result of these stringent guidelines, this segment of our portfolio has experienced minimal delinquency. Since inception of the portfolio in 1997, only three accounts have experienced 30-day delinquency with total losses in the portfolio of $20,000 from one account.

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
     Lending Limit. As of December 31, 2007, our legal lending limit for loans to one borrower was approximately $4.9 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.
Old Line Marine
     In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a boat loan broker and to originate loans for Old Line Bank. In 2007, high gasoline prices and an anemic economy negatively impacted the performance of the marine division. Because of losses experienced in this division and because we did not foresee an imminent improvement in the marine industry, in September 2007, we closed this division and released the employees associated with it.
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
     We actively monitor our investment portfolio and the majority of the portfolio is classified as “available for sale.” In general, under such a classification, we may sell investment instruments as management deems appropriate. On a monthly basis, we “mark to market” the investment portfolio through an adjustment to stockholders’ equity net of taxes as required by Statement of Financial Accounting Standards No. 115 (“SFAS 115”). Additionally, we use the investment portfolio to balance our asset and liability position. We invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.
Other Banking Products
     We offer our customers safe deposit boxes, wire transfer services, debit cards, ATM machines at all of our branch locations and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers. With our Internet banking service, our customers may view their accounts on-line and electronically remit bill payments. Our commercial account services include direct deposit of payroll for our commercial clients’ employees, an overnight sweep service and remote deposit capture service.

Deposit Activities
     Deposits are the major source of our funding. We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.
     As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. Prior to 2006, we did not use brokered deposits. In the first quarter of 2006, we did begin using brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. In the fourth quarter of 2006 and during 2007, we also purchased brokered certificates of deposit from other sources.
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
Employees
     As of March 1, 2008, Old Line Bank had 53 full time and five part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good. Old Line Bancshares, Inc. has no employees.

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
     The Federal Reserve Board must approve, among other things, the acquisition by a bank holding company of control of more than 5% of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. The Riegle-Neale Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) repealed many of the restrictions on interstate acquisitions of banks by bank holding companies in September 1995. As a result of the Riegle-Neal Act, subject to certain time and deposit base requirements, we can acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.
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

     Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.
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
     The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory subcategory to which it is assigned. Assessment rates for BIF deposits currently range from 5 basis points to 43 basis points. Old Line Bank was assigned to a capital and supervisory subcategory that had an assessment rate of 5 basis points in 2007 and has not yet been assigned to a capital and supervisory subcategory for 2008. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve a designated reserve ratio for BIF deposits. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of Old Line Bank.

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
     Regulation W generally excludes non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

     Old Line Bank also is subject to the restrictions contained in Sections 22(g) and 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder (collectively, “Regulation O”), which govern loans and extensions of credit to executive officers, directors and principal stockholders. Under Regulation O, loans to a director, an executive officer or a greater-than-10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans-to-one-borrower limit applicable to national banks (generally 15% of the institution’s unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution’s unimpaired capital and unimpaired surplus. Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater-than-10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any interested director not participating in the voting. Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees. Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written pre-authorized extension of credit or transfer of funds plans.
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
Liquidity
     Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2007, amounts in transaction accounts above $9.3 million and up to $43.9 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $43.9 million require reserves of $1.1 million plus 10 percent of the amount in excess of $43.9 million. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. Old Line Bank is in compliance with its reserve requirements.
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
USA Patriot Act
     The USA Patriot Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the Act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Old Line Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. Treasury is expected to issue additional regulations that will further clarify the USA Patriot Act’s requirements.
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
Check 21
     The Check Clearing for the 21st Century Act, also known as “Check 21,” gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:
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
Consumer Credit Reporting
     The Fair and Accurate Credit Transactions Act amended the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) include, among other things:
•	requirements for financial institutions to develop policies and procedures to identify relevant patterns, practices, and specific forms of activity that are “red flags” signaling potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include us), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.
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
Federal Deposit Insurance Reform
     The Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) among other things, changed the Federal deposit insurance system by:
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

Forward Looking Statements
     Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors”, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report, including with respect to anticipated expansion and the opening of new branches, growth of customer relationships and anticipated operating results, include forward-looking statements. These forward-looking statements include statements regarding revenues, expenses and profitability, liquidity, asset, loan and deposit growth, use of brokered deposits, payment on non-accrual loans, allowance for loan losses, interest rate sensitivity, market risk, impact of new hires and personnel departures, our guarantee agreement on certain of Pointer Ridge’s obligations, and business, financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report, which identifies a risk or uncertainty. Our actual results and the actual outcome of our expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.
ITEM 1A. Risk Factors
     You should consider carefully the following risks, along with other information contained in this Form 10-K. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations. If any of the following events actually occur, it could materially and adversely affect our business and financial results.
     We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations and our business could suffer. Our success depends substantially on the skills and abilities of our senior management team, including Mr. Cornelsen, our President and Chief Executive Officer, Mr. Burnett, our Executive Vice President and Chief Lending Officer, and Ms. Rush, our Executive Vice President, Chief Financial Officer and Chief Credit Officer. They provide valuable services to us and would be difficult to replace. Although we have entered into employment agreements with these executives, the existence of such agreements does not assure that we will retain their services.
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
     Our growth and expansion strategy may not be successful. Our ability to grow depends upon our ability to open new branches, attract new deposits, identify loan and investment opportunities and maintain adequate capital levels. We may also grow through acquisitions of existing financial institutions or branches thereof. There are no guarantees that our expansion strategies will be successful. Also, in order to effectively manage our anticipated and/or actual loan growth we may need to make additional investments in equipment and personnel, which would also increase our non-interest expense.

     We plan to open a new branch in Annapolis in Anne Arundel County, Maryland during the second or third quarter of 2008. We also expect to open a new branch in Crofton in Anne Arundel County, Maryland during 2008 or 2009. Additionally, we intend to open a branch in Bowie in Prince George’s County in 2008 or 2009. With respect to these branches or any other branches that we may open, we may not be able to correctly identify profitable or growing markets for such new branches. If we were to acquire another financial institution or branch thereof, we may not be able to integrate the institution or branch into our operations. Also, the costs to start up new branch facilities or to acquire existing financial institutions or branches thereof, and the additional costs to operate these facilities, will increase our non-interest expense. It may also be difficult to adequately and profitably manage the anticipated growth from the new branches or acquisitions and we may not be able to maintain the relatively low levels of charge-offs and nonperforming loans that we have experienced.
     If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.
     Our focus on commercial and real estate loans may increase the risk of credit losses. We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans, which includes luxury boat financing. We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Washington, D.C. While we believe our credit underwriting adequately considers the underlying collateral in the evaluation process, and although the recent real estate downturn has not adversely impacted us, further weakness in the real estate market could adversely effect our customers, which in turn could adversely impact us.
     Our concentrations of loans in various categories may also increase the risk of credit losses. We currently invest more than 25% of our capital in various loan types and industry segments, including commercial real estate loans, marine loans and loans to the hospitality industry (hotels/motels). While recent declines in the local commercial real estate market have not had any adverse impact on the collateral securing our loans, a further deterioration in the commercial real estate market could cause deterioration in the collateral securing these loans and/or a decline in our customers’ earning capacity. This could negatively impact us.
     If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management, through a periodic review and consideration of the loan portfolio, determines the amount of the allowance for loan losses. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses or be sure that our allowance will be adequate in the future. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our earnings will suffer.
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

     The market value of our investments could negatively impact stockholders’ equity. We have designated approximately 80.32% of our securities investment portfolio (and 3.83% of total assets) at December 31, 2007 as available for sale pursuant to Statement of Financial Accounting Standards (SFAS) No. 115 relating to accounting for investments. SFAS 115 requires that unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax. As of December 31, 2007, we had unrealized losses in our available for sale portfolio of $49,127 ($29,749 net of taxes). If the market value of the available for sale investment portfolio declines further, this will cause a corresponding decline in stockholders’ equity.
     Because Old Line Bank serves a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse. Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Anne Arundel, Charles and northern St. Mary’s. We are expanding in Prince George’s County and Anne Arundel County, Maryland and may expand in contiguous northern and western counties, such as Montgomery County and Howard County, Maryland. However, broad geographic diversification is not currently part of our community bank focus. As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.
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
     We face limits on our ability to lend. We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2007, we were able to lend approximately $4.9 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.
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

     Our stock benefit plans will increase our expenses, which may reduce our profitability. Pursuant to our compensation plans, we expect to grant additional stock options. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which we implemented in January 2006. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions be accounted for using a fair-value-based method and the resulting cost to be recognized in the financial statements over the option vesting periods. Recording compensation expense in our statement of income for stock options using the fair value method has in 2006 and 2007 and could continue to have a significant negative effect on our reported financial results, particularly if we grant a significant number of options in future periods.
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
Item 1B. Unresolved Staff Comments
     Not applicable as we are not an accelerated filer or large accelerated filer.
Item 2. Properties
     In July 2006, we moved our main office facility from Waldorf, Maryland to 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County and established a branch in this facility. Pointer Ridge Office Investment, LLC, an entity 50% owned by us and in which we currently have an $805,971 investment, owns this property. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. On June 6, 2006, we executed leases for 2,557 square feet on the 1st floor of the building for a new branch office, 5,449 square feet on the 3rd floor and 11,053 square feet on the 4th floor of this building for our new headquarters. The leases which commenced on July 1, 2006, are for thirteen years, with two, five-year renewal options. The current basic monthly payment terms on the leases are for payments of $41,967 with 3% annual increases. The basic monthly payments include our pro-rata share of taxes, insurances and common area maintenance on the building with any deficiencies incurred incorporated into the following year’s basic monthly payments.
     In 2004, we finalized our purchase of our then current full service banking branch and office facility located at 2995 Crain Highway in Waldorf, Maryland. In July 2006, we moved our headquarters from this location to 1525 Pointer Ridge Place, Bowie, Maryland. We have retained our branch office at 2995 Crain Highway. A realtor currently leases from us the remainder of the space in this building.
     We continue to maintain a branch operation at the Old Line Centre location, and have done so since 1989. The lease, which commenced in August 1999, is for ten years with two, five-year renewal options. Payment terms on the lease are $4,773 monthly with 1.5% annual increases. We pay our pro-rata share of common area maintenance, taxes and insurance on the building.
     We own our branch at 15808 Livingston Road in Accokeek, Maryland in Prince George’s County.
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

     Our loan production office in College Park, Prince George’s County, Maryland is located in leased space on the fourth floor of a four story building located at 9658 Baltimore Avenue. The lease which commenced in August 2005 is for two years and six months. Payment terms on the lease are $2,754 monthly, with 3% annual increases. We also lease space for a branch on the first floor of this building. This lease commenced January 2008 at $5,000 monthly with 3% annual increases. The term for this space is 10 years with two five year renewal terms. We pay our pro-rata share of taxes, insurance and common area maintenance associated with the building
     In August 2004, we announced plans to open a branch in Crofton, Maryland. Due to engineering and resultant permit delays, construction on the building in which we plan to lease for our branch did not begin until late 2007. At this time, we anticipate this branch will open in the fourth quarter of 2008 or first quarter of 2009.
     Our loan production office in Gaithersburg, Montgomery County, Maryland is located in a leased space in an office building located at 12165 Darnestown Road, Gaithersburg, Maryland. In February 2008, the loan officer located in this office resigned. We plan to terminate our lease on this office. The total monthly lease payment for this facility is $500 a month and there are no termination fees.
     In June 2007, we opened a branch in Greenbelt, Maryland. We lease 2,700 square feet of space on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Prince George’s County, Maryland. We pay taxes, insurance, and common area maintenance based on our pro-rata share of the building plus a fixed basic monthly rent of $5,175 with 3% annual increases. The lease has an initial term of five years. After providing nine months written notice and paying a termination fee, Old Line Bank may terminate the lease after the 2nd anniversary of the commencement date. We have the right to extend the term of the lease for three additional five year terms.
     On January 31, 2007, Old Line Bank also entered into a lease agreement to lease approximately 33,000 square feet of ground area located at the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane in Greenbelt, Prince George’s County, Maryland. Old Line Bank will construct a free standing bank building on the land. The lease commences on the earlier to occur of (i) the date on which Old Line Bank first opens for business at the premises, or (ii) 785 days after January 31, 2007. The lease has an initial term of 30 years with two successive renewal periods of ten years. The initial monthly installments on this lease are $8,750. Old Line Bank plans to move the 6301 Ivy Lane, Greenbelt, Maryland branch into this new facility.
     During 2008, we plan to open new branch locations in Annapolis in Anne Arundel, County, Maryland and in Bowie, Maryland. We have identified an Annapolis location, but have not finalized lease terms on this location. We anticipate we will open this branch in the 2nd or 3rd quarter of 2008.
     In July 2007, we identified a site for a second branch location in Bowie, Maryland. Currently, the landlord is preparing a pad site. Assuming the landlord completes the preparation of the pad site and meets all of the conditions of the lease, we plan to lease the pad site and construct a branch on the pad site. The pad site is located in the Fairwood Office Park in Bowie, Maryland. We plan to open this branch in late 2008 or early 2009.
Item 3. Legal Proceedings
     From time to time, Old Line Bancshares, Inc. or Old Line Bank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2007, we did not have any material pending legal matters or litigation for Old Line Bank or Old Line Bancshares, Inc.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
     The table below shows the high and low sales information as reported on the Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Sale Price Range
	High	Low
2006
First Quarter	$12.00	$10.36
Second Quarter	12.00	11.50
Third Quarter	11.92	11.00
Fourth Quarter	11.70	10.50

2007
First Quarter	$11.05	$9.80
Second Quarter	11.09	9.60
Third Quarter	10.25	8.50
Fourth Quarter	9.60	7.50
     As of December 31, 2007, there were 4,075,849 shares of common stock issued and outstanding held by approximately 263 stockholders of record. There were 216,920 shares of common stock issuable on the exercise of outstanding stock options 171,320 of which were exercisable. The remaining 45,600 are exercisable as follows:

Date Exercisable	# of Shares

January 25, 2008	8,400
May 7, 2008	2,000
August 1, 2008	6,400
November 1, 2008	1,200
January 25, 2009	8,400
May 7, 2009	2,000
August 1, 2009	6,400
November 1, 2009	1,200
May 7, 2010	2,000
November 1, 2010	1,200
May 7, 2011	2,000
November 1, 2011	1,200
May 7, 2012	2,000
November 1, 2012	1,200

Total	45,600

Dividends
     We have paid the following dividends:

	2007	2006
March	$0.030	$0.025
June	0.030	0.030
September	0.030	0.030
December	0.030	0.030

Total	$0.120	$0.115

     Our ability to pay dividends in the future will depend on the ability of Old Line Bank to pay dividends to us. Old Line Bank’s ability to continue paying dividends will depend on Old Line Bank’s compliance with certain dividend regulations imposed upon us by bank regulatory authorities. In addition, we will consider a number of other factors, including our income and financial condition, tax considerations, and general business conditions before deciding to pay additional dividends in the future. We can provide no assurance that we will continue to pay dividends to our stockholders.
Issuer Purchases of Equity Securities
     We announced on August 17, 2007 that our board of directors had authorized our repurchase of up to 300,000 shares of our common stock. The following table outlines the purchases we made of our shares of common stock during the fourth quarter of the year ended December 31, 2007.

			Total Number
			of	Maximum Number
			Shares Purchased	of Shares That
			as	May
	Total Number		Part of Publicly	Yet Be Purchased
	of	Average Price	Announced Plan	Under the Plan or
Date	Shares Purchased	Paid per Share(1)	or Program	Programs
October 1-31, 2007	—	$—	—	300,000
November 1-30, 2007	131,450	8.87	131,450	168,550
December 1-31, 2007	54,500	8.39	54,500	114,050

Total Fourth Quarter	185,950	$8.73	185,950	114,050

1)	Includes commissions and fees.
     At December 31, 2007, there are 114,050 shares of common stock that we may yet repurchase as part of our publicly announced plan.

Item 6. Selected Financial Data
     The following table summarizes Old Line Bancshares, Inc.’s selected financial information and other financial data. The selected balance sheet and statement of income data are derived from our audited financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

December 31,	2007	2006	2005

	(Dollars in thousands, except per share data)

Income Statement Data:
Interest revenue	$14,554	$11,023	$7,004
Interest expense	6,263	3,730	2,128
Net interest income	8,291	7,293	4,876
Provision for loan losses	318	339	204
Non-interest revenue	1,173	1,029	621
Non-interest expense	6,774	5,561	3,576
Income taxes	789	848	578
Net income	1,583	1,574	1,139

Per Share and Shares Outstanding Data:
Basic net income	$0.37	$0.37	$0.44
Diluted net income	0.37	0.37	0.44
Cash dividends declared	0.12	0.115	0.10
Book value at period end	$8.50	$8.18	$7.89
Shares outstanding, period end	4,075,849	4,253,699	4,248,899
Average shares outstanding, basic	4,237,266	4,250,240	2,559,627
Average shares outstanding, diluted	4,243,304	4,275,886	2,585,170

Balance Sheet Data:
Total assets	$245,211	$218,131	$169,028
Total loans, net	201,942	150,417	104,249
Total investment securities	11,695	16,921	16,130
Total deposits	177,812	169,672	119,672
Stockholders’ equity	34,631	34,816	33,516

Performance Ratios:
Return on average assets	0.69%	0.86%	0.85%
Return on average equity	4.46%	4.58%	6.38%
Net interest margin (1)	3.98%	4.37%	3.93%

Asset Quality Ratios:
Allowance to period-end loans	0.78%	0.85%	0.91%
Non-performing assets to total assets	0.43%	0.00%	0.00%
Non-performing assets to allowance for loan losses	67.86%	0.00%	0.00%

Capital Ratios:
Tier I risk-based capital	15.6%	20.5%	27.5%
Total risk-based capital	16.3%	21.2%	28.3%
Leverage capital ratio	14.6%	17.5%	21.5%
Total equity to total assets	14.1%	16.0%	19.8%
Dividend payout ratio for period	31.9%	31.1%	23.5%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating-Reconciliation of Non-GAAP Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Despite the challenging interest rate, credit and economic environment, we are pleased to report stable earnings, sound financial performance and that we ended the year with over $245 million in total assets. As outlined in the financial table below, net income for the year ended December 31, 2007 remained comparable to that reported for the year ended December 31, 2006. Net interest income after provision for loan losses and non-interest revenue increased during the period. We saw considerable growth in loans during the year and continued to maintain the quality in the loan portfolio. As expected, the opening of the Greenbelt and Bowie branches in June 2007 and July 2006, respectively, and the establishment of our new headquarters in July 2006 caused non-interest expense to increase during the year. We believe these investments in infrastructure and branches provide the foundation on which we expect to achieve our strategic objective of becoming the premier community bank on the eastern side of Washington, D.C. and allow us to improve the long term rewards for our shareholders, employees and customers. Although our industry and we faced many challenges this year, we achieved most of our objectives. Specifically, we:
•	Grew average gross loans $47.1 million or 37.38%,

•	Maintained asset quality,

•	Invested an additional $4 million in bank owned life insurance,

•	Grew average interest bearing deposits 41.29% and non-interest bearing deposits 2.48%,

•	Appointed a new individual to our Board of Directors,

•	Hired a new commercial lender to service the Anne Arundel County market,

•	Hired a new commercial lender to service the Charles County market,

•	Repurchased 185,950 shares of our common stock at an average share price of $8.73,

•	Opened our 6th branch location at 6301 Ivy Lane, Greenbelt, Maryland,

•	Received confirmation that construction began on our Crofton, Maryland branch.
     The major disappointment during 2007 was the need to close the marine division. High gasoline prices and an anemic economy negatively impacted the performance of the marine division during the year. For the year ended December 31, 2007, the division posted a pre-tax loss of approximately $122,000 versus a pre-tax profit of $6,000 for the year ended December 31, 2006. Because of losses in this division and because we did not foresee an imminent improvement in this division, in September 2007, we closed this division and released the employees associated with it. We do not plan to grow our marine portfolio in 2008.
     We believe that it was an accomplishment to maintain earnings while incurring the expenses associated with the opening of the Greenbelt branch during the second quarter as well as the costs incurred from our investments in infrastructure during the 2nd and 3rd quarters of 2006 and continued softness in the marine industry.

     The following summarizes the highlights of our financial performance for the twelve month period ended December 31, 2007 compared to the twelve month period ended December 31, 2006:

	Twelve months ended December 31,
	(Dollars in thousands)
	2007	2006	$ Change	% Change

Net income	$1,583	$1,574	$9	0.57%
Interest revenue	14,554	11,023	3,531	32.03
Interest expense	6,263	3,730	2,533	67.91
Net interest income after
provision for loan losses	7,973	6,954	1,019	14.65
Non-interest revenue	1,173	1,029	144	13.99
Non-interest expense	6,774	5,561	1,213	21.81
Average interest earning assets	210,557	169,436	41,121	24.27
Average noninterest bearing deposits	34,561	33,723	838	2.48
Average gross loans	173,003	125,927	47,076	37.38
Average interest bearing deposits	140,877	99,709	41,168	41.29
Interest Margin (1)	3.98%	4.37%
Return on average equity	4.46%	4.58%
Basic earnings per common share	$0.37	$0.37	$—	0.00%
Diluted earnings per common share	0.37	0.37	—	0.00%

(1)	See “Reconciliation of Non-GAAP Measures”
Growth Strategy
     We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.
     We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. We plan to expand in Prince George’s County and Anne Arundel County, Maryland, and may expand in Charles County and contiguous northern and western counties, such as Montgomery County and Howard County, Maryland. As discussed in Item 1, Business, we have opened additional branches during 2007 and the first quarter of 2008 and plan to open additional branches during 2008 and 2009.
     Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increase in expenses. We plan to continue to identify and establish new branch locations that will support our long term growth plans.

      Expansion of Commercial, Construction and Commercial Real Estate Lending
     We hired a new Vice President of Commercial Lending for our Waldorf office and a new Senior Vice President of Commercial Lending during 2007. We also hired a Senior Vice President of Commercial Lending, in August 2006, who resigned in February 2008.
     As we expected, the increase in personnel during the second half of 2006 and in 2007 caused an increase in salary and benefit expenses in the year ended December 31, 2007 compared to the year ended December 31, 2006. These individuals also contributed to our loan and deposit growth. As a result of their efforts, we anticipate the Old Line Bank will experience continued improvement in loan growth during 2008 and beyond.
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
      2007 compared to 2006
     Net interest income after provision for loan losses for the year ended December 31, 2007 amounted to $8.0 million, which was $1.0 million or 14.29% greater than the 2006 level of $7.0 million. The increase was primarily attributable to a 24.32% or $41.2 million increase in total average interest earning assets to $210.6 million for the twelve months ended December 31, 2007 from $169.4 million for the twelve months ended December 31, 2006.
     Interest revenue increased from $11.0 million for the year ended December 31, 2006 to $14.6 million for the year ended December 31, 2007. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of substantial increases in earning assets primarily caused by loan growth. The growth in average loans was directly attributable to the increased business development efforts of the entire Old Line Bank lending team. Additionally, we believe that the move to our new Bowie headquarters and the opening of the Bowie and Greenbelt branches provided us with increased name recognition and new opportunities that also contributed to our growth. Interest expense for all interest bearing liabilities amounted to $6.3 million in 2007, which was $2.6 million higher than the 2006 level of $3.7 million.
     Our net interest margin was 3.98% for the year ended December 31, 2007, as compared to 4.37% for the year ended December 31, 2006. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets increased during the period 39 basis points from 6.57% in 2006 to 6.96% in 2007, and average interest-earning assets grew by $41.2 million. A 70 basis point increase of the yield on average interest-bearing liabilities from 3.28% in 2006 to 3.98% in 2007, and a $43.8 million increase in interest bearing liabilities offset these improvements.
     The yield on average interest-earning assets improved primarily because there were a higher percentage of funds invested in higher yielding commercial and mortgage loans during the period. In the prior year, these funds were invested in federal funds and lower yielding investments. There was also a 31 basis point increase in the average federal funds rate during the period and a 27 basis point increase in the yield on investments.
     Increases in market interest rates and an increase in the percentage of average balances maintained in interest bearing deposits relative to total deposits caused the cost of average interest bearing liabilities to increase 70 basis points during the period. As a result of continued growth in the loan portfolio, and re-pricing of certificates of deposit, we expect the net interest margin will improve in 2008. We will offer promotional campaigns to attract deposits or seek brokered deposits, if required, to maintain an acceptable loan to deposit ratio.

     Because of the three loan officers in the College Park loan production office, increased recognition in the Prince George’s County market, the new loan officers in Charles and Anne Arundel Counties, the addition of the Bowie and Greenbelt branches, the new addition to the Board of Directors and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2008. We believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our net interest income, although there is no assurance that this will be the case.
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
Average Balances, Interest and Yields

	2007			2006			2005
	Average			Average			Average
	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$21,525,420	$1,142,707	5.31%	$26,348,931	$1,318,670	5.00%	$18,195,459	$633,182	3.48%
Interest bearing deposits	498,630	25,556	5.13	1,753	23	1.31	57,260	2,124	3.71
Investment securities(1)(2)
U.S. Treasury	3,621,923	121,196	3.35	4,000,200	133,465	3.34	4,000,400	133,465	3.34
U.S. government agency	7,347,989	302,119	4.11	8,039,268	284,778	3.54	7,431,990	247,993	3.34
Mortgage backed securities	1,247,089	48,946	3.92	1,658,240	65,186	3.93	2,146,501	84,139	3.92
Municipal securities	3,240,786	159,015	4.91	3,324,982	163,691	4.92	3,447,709	160,550	4.66
Other	1,477,894	84,859	5.74	1,367,533	81,109	5.93	1,607,775	45,912	2.86

Total investment securities	16,935,681	716,135	4.23	18,390,223	728,229	3.96	18,634,375	672,059	3.61

Loans:
Commercial	44,125,513	3,654,176	8.28	25,996,077	2,180,477	8.39	13,050,801	999,552	7.66
Mortgage	108,513,579	8,039,542	7.41	77,545,669	5,713,871	7.37	54,257,380	3,582,824	6.60
Installment	20,363,658	1,074,436	5.28	22,385,611	1,185,854	5.30	22,776,395	1,190,587	5.23

Total loans	173,002,750	12,768,154	7.38	125,927,357	9,080,202	7.21	90,084,576	5,772,963	6.41
Allowance for loan losses	1,405,182	—		1,232,674	—		884,562	—

Total loans, net of allowance	171,597,568	12,768,154	7.44	124,694,683	9,080,202	7.28	89,200,014	5,772,963	6.47

Total interest earning assets(1)	210,557,299	14,652,552	6.96	169,435,590	11,127,124	6.57	126,087,108	7,080,328	5.62

Non-interest bearing cash	3,800,713			3,848,386			3,083,227
Premises and equipment	4,186,529			2,984,349			2,393,397
Other assets	10,030,452			6,314,672			3,102,641

Total assets(1)	$228,574,993			$182,582,997			$134,666,373

Liabilities and Stockholders’ Equity:
Interest bearing deposits Savings	$8,250,010	55,660	0.67	$8,693,260	60,720	0.70	$9,374,143	47,168	0.50
Money market and NOW	28,382,013	588,824	2.07	22,453,969	343,202	1.53	17,794,352	156,523	0.88
Other time deposits	104,244,760	5,045,070	4.84	68,561,412	2,815,904	4.11	47,486,890	1,587,004	3.34

Total interest bearing deposits	140,876,783	5,689,554	4.04	99,708,641	3,219,826	3.23	74,655,385	1,790,695	2.40
Borrowed funds	16,423,688	573,405	3.49	13,831,772	509,851	3.69	12,624,230	337,258	2.67

Total interest bearing liabilities	157,300,471	6,262,959	3.98	113,540,413	3,729,677	3.28	87,279,615	2,127,953	2.44
Non-interest bearing deposits	34,561,334			33,723,186			28,995,265

	191,861,805	6,262,959	3.26	147,263,599	3,729,677	2.53	116,274,880	2,127,953	1.83

Other liabilities	1,249,573			941,585			536,458
Stockholders’ equity	35,463,615			34,377,813			17,855,035

Total liabilities and stockholders’ equity	$228,574,993			$182,582,997			$134,666,373

Net interest spread(1)			2.98			3.29			3.18
Net interest income(1)		$8,389,593	3.98%		$7,397,447	4.37%		$4,952,375	3.93%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.
Rate/Volume Variance Analysis

	Twelve months Ended December 31,			Twelve months Ended December 31,
	2007 compared to 2006			2006 compared to 2005
		Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume

Interest Earning Assets:
Federal funds sold(1)	$(175,963)	$76,447	$(252,410)	$685,488	$401,747	$283,741
Interest bearing deposits	25,533	259	25,274	(2,101)	(42)	(2,059)
Investment Securities(1)
U.S. Treasury	(12,269)	388	(12,657)	—	—	—
U.S. government agency	17,341	43,200	(25,859)	36,785	16,502	20,283
Mortgage backed securities	(16,240)	(103)	(16,137)	(18,953)	187	(19,140)
Municipal securities	(4,676)	(543)	(4,133)	3,141	8,860	(5,719)
Other	3,750	(2,646)	6,396	35,197	42,068	(6,871)
Loans:
Commercial	1,473,699	(28,003)	1,501,702	1,180,925	189,317	991,608
Mortgage	2,325,671	31,493	2,294,178	2,131,047	594,020	1,537,027
Installment	(111,418)	(4,717)	(106,701)	(4,733)	15,705	(20,438)

Total interest revenue (1)	3,525,428	115,775	3,409,653	4,046,796	1,268,364	2,778,432

Interest-bearing liabilities
Savings	(5,060)	(2,027)	(3,033)	13,552	16,956	(3,404)
Money market and NOW	245,622	141,257	104,365	186,679	145,674	41,005
Other time deposits	2,229,166	568,932	1,660,234	1,228,900	525,011	703,889
Borrowed funds	63,554	(28,049)	91,603	172,593	140,352	32,241

Total interest expense	2,533,282	680,113	1,853,169	1,601,724	827,993	773,731

Net interest income(1)	$992,146	$(564,338)	$1,556,484	$2,445,072	$440,371	$2,004,701

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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

     The provision for loan losses was $318,000 for the year ended December 31, 2007, as compared to $339,000 for the year ended December 31, 2006, a decrease of $21,000 or 6.19%. We decreased the provision for loan losses because for over seven years we have had minimal past dues and charge-offs. After completing the analysis outlined below, we determined during the twelve month period that we had no significant changes in economic factors, personnel, policies or practices during the period that would directly impact the quality of the loan portfolio and warrant a higher provision. We further determined that we have completed two years of experience with the majority of our new lending personnel and a higher legal lending limit and have not experienced any change in our delinquency patterns.
     The provision for loan losses was $339,000 for the year ended December 31, 2006, as compared to $204,000 for the year ended December 31, 2005, an increase of $135,000 or 66.18%. During the twelve month period, we increased the provision for loan losses because of the 44.34% growth in our loan portfolio, particularly the commercial real estate segment, our higher legal lending limit, and the volume of loans generated by the College Park lending team that we hired in August 2005.
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
     We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At December 31, 2007, we had two non-accrual loans totaling $1.1 million and one loan in the amount of approximately $6,000 past due 30 days at year end. We have not designated a specific allowance for either of these non-accrual loans. We have no other loans past due more than 60 or 90 days. We also do not have any substantive loans comprised of sub-prime mortgages.
     Our policies require a review of assets on a regular basis, and we believe that we appropriately classify loans as well as other assets if warranted. We believe that we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy, and new information that becomes available to us. However, there are no assurances that the allowance for loan losses is sufficient to absorb losses on non-performing assets, or that the allowance will be sufficient to cover losses on non-performing assets in the future.
     The allowance for loan losses represents 0.78% of total loans at December 31, 2007, 0.85% at December 31, 2006, and 0.91% at December 31, 2005. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

Year Ended December 31,	2007	2006	2005

Balance, beginning of period	$1,280,396	$954,706	$744,862
Provision for loan losses	318,000	339,000	204,000

Chargeoffs:
Commercial	(6,064)	(15,772)	—
Installment	(6,085)	(2,685)	(135)

Total chargeoffs	(12,149)	(18,457)	(135)
Recoveries:
Commercial	—	—	2,997
Installment	490	5,147	2,982

Total recoveries	490	5,147	5,979

Net (chargeoffs) recoveries	(11,659)	(13,310)	5,844

Balance, end of period	$1,586,737	$1,280,396	$954,706

Allowance for loan losses to gross loans	0.78%	0.85%	0.91%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.007%	0.011%	(0.006%)
     The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

December 31,	2007		2006		2005
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category

Installment & others	$10,236	0.46%	$8,939	0.45%	$6,995	0.57%
Boat	106,405	8.66	169,093	14.29	148,045	21.22
Mortgage	1,080,897	63.56	869,101	61.55	483,245	60.21
Commercial	389,199	27.32	233,263	23.71	316,421	18.00

Total	$1,586,737	100.00%	$1,280,396	100.00%	$954,706	100.00%

     Non-interest Revenue
     2007 compared to 2006
     The following table outlines the changes in non-interest revenue for the twelve month periods.

	December 31,	December 31,	$	%
	2007	2006	Change	Change
Service charges on deposit accounts	$292,610	$266,235	$26,375	9.91%
Marine division broker origination fees	272,349	391,738	(119,389)	(30.48)
Earnings on bank owned life insurance	340,853	145,880	194,973	133.65
Income (loss) on investment in real estate LLC	24,100	56,278	(32,178)	(57.18)
Other fees and commissions	243,402	168,913	74,489	44.10

Total non-interest revenue	$1,173,314	$1,029,044	$144,270	14.02%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they use. Because of high gasoline prices, inclement weather and general concerns about the economy, the marine industry experienced declining sales during 2007. In September 2007, we discontinued the operations of the marine division and there were minimal broker origination fees earned during the 4th quarter of 2007. Earnings on bank owned life insurance increased because we invested an additional $4 million in February 2007. Pointer Ridge began leasing its building to tenants in July 2006 and it had minimal expenses in 2006. In 2007, expenses associated with operating the building increased. As a result, Pointer Ridge’s profitability declined in 2007. Other fees and commissions increased primarily because in April 2007, we began leasing the Waldorf office space that we vacated in July 2006 and because of increases in miscellaneous and loan income received from the increased volume of closings on loans and letters of credit.
     Because of the new lenders we have hired and the new College Park, Bowie and Greenbelt branches that we have opened, we expect that customer relationships will continue to grow during 2008. We anticipate this growth will cause an increase in service charges on deposit accounts. As a result of our decision to cease operations in the marine division, we will not have any fee income from the marine division in 2008. We believe the demand in the commercial real estate market will remain stable in 2008 and we will have an additional number of opportunities to provide financing of these facilities. Therefore, other loan fees which are included in other fees and commissions should remain constant. We expect our earnings on bank owned life insurance will increase during 2008 primarily because of the additional $4 million investment in February 2007. We anticipate the income from Pointer Ridge will remain stable in 2008 and will produce break-even profitability. As a result, we expect our earnings in Pointer Ridge during 2008, if any, will be nominal.
     2006 compared to 2005
     The following table outlines the changes in non-interest revenue for the twelve month periods.

	December 31,	December 31,	$	%
	2006	2005	Change	Change
Service charges on deposit accounts	$266,235	$241,619	$24,616	10.19%
Marine division broker origination fees	391,738	109,669	282,069	257.20
Earnings on bank owned life insurance	145,880	78,358	67,522	86.17
Income (loss) on investment in real estate LLC	56,278	(64)	56,342
Other fees and commissions	168,913	191,280	(22,367)	(11.69)

Total non-interest revenue	$1,029,044	$620,862	$408,182	65.74%

     Non-interest revenue totaled $1.0 million for the twelve months ended December 31, 2006, an increase of $408,182 or 65.74% from the 2005 amount of $620,862. Non-interest revenue for the twelve months ended December 31, 2006 and December 31, 2005 included fee income from service charges on deposit accounts, broker origination fees from the marine division, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions.
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
     Non-interest Expense
     2007 compared to 2006
     Non-interest expense for the twelve months ended December 31, 2007 was $6.8 million as compared to $5.6 million for the same period in 2006. The following chart outlines the changes in non-interest expenses for the period.

	December 31,	December 31,	$	%
	2007	2006	Change	Change
Salaries	$3,045,932	$2,720,022	$325,910	11.98%
Employee benefits	953,554	732,447	221,107	30.19
Occupancy	934,277	533,020	401,257	75.28
Equipment	248,182	197,644	50,538	25.57
Data processing	221,107	176,928	44,179	24.97
Other operating	1,371,499	1,201,303	170,196	14.17

Total non-interest expenses	$6,774,551	$5,561,364	$1,213,187	21.81%

     Salary and benefit expenses increased because of general salary increases and because of the new staff for the Bowie and Greenbelt branches, three new loan officers, and additions to corporate and branch staff. Stock based compensation expense also contributed to the increase and was $66,456 higher during the year ended December 31, 2007 than year ended December 31, 2006 because there were more vested options outstanding to an increased number of directors and employees.
     Occupancy expense increased because of the new corporate headquarters that we opened in July 2006, the addition of the new Bowie branch in July 2006 and the new Greenbelt branch in June 2007. Data processing increased because of the new locations, new services provided by our data processor, and contractual increases. Other operating expenses increased because of increases in director fees, janitorial, business development, travel, advertising, stationery, office, and security expenses.
     In 2008, we anticipate non-interest expenses will increase. We will incur increased rent expense related to the new Greenbelt location that opened in June 2007 and the new College Park location that opened in March 2008. We will also have additional salary and operational expenses associated with the opening of the College Park branch. Because we expect to open the Bowie and Crofton branches in late 2008 or early 2009, we anticipate these branches will also increase salaries, rent, and operational expenses. The closing of the marine division and reductions in staff that occurred in 2007 will offset some of these increases.

     2006 compared to 2005
     The following table outlines the non-interest expenses for the years ended December 31, 2006 and 2005.

	December 31,	December 31,	$	%
	2006	2005	Change	Change
Salaries	$2,720,022	$1,933,631	$786,391	40.67%
Employee benefits	732,447	333,788	398,659	119.43
Occupancy	533,020	235,979	297,041	125.88
Equipment	197,644	111,560	86,084	77.16
Data processing	176,928	132,209	44,719	33.82
Other operating	1,201,303	828,608	372,695	44.98

Total non-interest expenses	$5,561,364	$3,575,775	$1,985,589	55.53%

     Non-interest expense for the year ended December 31, 2006 was $5.6 million versus $3.6 million for the same period in 2005. The $2.0 million or 55.56% increase was primarily attributable to a $1.2 million increase in salary and benefit expense, a $297,041 increase in occupancy expense, an $86,084 increase in equipment expense, a $44,719 increase in data processing costs and a $372,695 increase in other operating expenses.
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
     Income Taxes
     2007 Compared to 2006
     Income tax expense was $789,053 (33.26% of pre-tax income) for the year ended December 31, 2007 compared to $848,196 (35.02% of pre-tax income) for the same period in 2006. The decrease in the effective tax rate is primarily due to the tax-exempt income generated by the bank owned life insurance and the $12,141 tax benefit associated with the portion of the stock based compensation expense that was related to the issuance of non-qualified options.
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

     Net Income
     2007 Compared to 2006
     For the year ended December 31, 2007 and 2006, net income was $1.6 million or $0.37 per basic and diluted common share. Although net income remained unchanged, there was a $1.0 million increase in net interest income after provision for loan losses, a $59,143 decrease in income taxes, and a $144,270 increase in non-interest revenue, offset by a $1.2 million increase in non-interest expense compared to the same period in 2006.
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
     The investment portfolio at December 31, 2007 amounted to $11.7 million, a decrease of $5.2 million, or 30.77%, from the December 31, 2006 amount of $16.9 million. Available for sale investment securities decreased to $9.4 million at December 31, 2007 from $14.1 million at December 31, 2006. The decrease in the available for sale investment portfolio occurred because some of these assets matured and we purchased federal funds or deployed the proceeds into loans. Held to maturity securities decreased to $2.3 million on December 31, 2007 as compared to $2.8 million on December 31, 2006 because of maturing investments during the period. The carrying value of available for sale securities included net unrealized losses of $49,127 at December 31, 2007 (reflected as unrealized losses of $29,749 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $280,092 ($171,921 net of taxes) as of December 31, 2006. In general, the decrease in unrealized losses was a result of the maturity of securities, declining interest rates and a shortening of the remaining term until maturity. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

     The investment portfolio at December 31, 2006 amounted to $16.9 million, an increase of $791,842, or 4.91%, from the December 31, 2005 amount of $16.1 million. Available for sale investment securities increased to $14.1 million at December 31, 2006 from $13.9 million at December 31, 2005. The increase in the available for sale investment portfolio occurred because some of these assets matured and we purchased new securities. Held to maturity securities increased to $2.8 million on December 31, 2006 as compared to $2.2 million on December 31, 2005. The carrying value of available for sale securities included net unrealized losses of $280,092 at December 31, 2006 (reflected as unrealized losses of $171,921 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $414,777 ($254,590 net of taxes) as of December 31, 2005. In general, the decrease in unrealized losses was a result of the maturity of securities and a shortening of the remaining term until maturity.
     The following table sets forth a summary of the investment securities portfolio as of the periods indicated. Available for sale securities are reported at estimated fair value; held to maturity securities are reported at amortized cost.
Investment Securities
(Dollars in thousands)

December 31,	2007	2006	2005

Available For Sale Securities
U.S. Treasury	$998	$1,962	$1,945
U.S. government agency	4,472	7,839	7,148
Municipal securities	2,914	2,889	3,092
Mortgage backed securities	1,009	1,429	1,741

Total Available for Sale Securities	$9,393	$14,119	$13,926

Held To Maturity Securities
U.S. Treasury	$2,001	$2,001	$2,002
U.S. government agency	—	500	—
Municipal securities	301	301	201

Total Held to Maturity Securities	$2,302	$2,802	$2,203

Equity Securities	$2,080	$1,576	$1,103

     The following table shows the maturities for the securities portfolio at December 31, 2007 and 2006.
Amortized Cost, Carrying Value and Average Yield

	Available for Sale			Held to Maturity
	Amortized	Market	Average	Amortized	Market	Average
December 31, 2007	Cost	Value	Yield	Cost	Value	Yield

Maturing
3 months or less	$1,349,685	$1,348,028	3.17%	$—	$—
Over 3 months through 1 year	2,644,398	2,629,408	3.32%	1,500,855	1,498,672	3.23%
Over one to five years	3,530,043	3,512,777	3.43%	599,618	604,237	3.84%
Over five to ten years	1,707,775	1,693,237	3.60%	201,118	194,430	4.91%
Over ten years	210,582	209,906	4.00%	—	—

	$9,442,483	$9,393,356		$2,301,591	$2,297,339

Pledged Securities	$5,921,588	$5,890,011		$2,000,638	$2,002,891

	Available for Sale			Held to Maturity
	Amortized	Market	Average	Amortized	Market	Average
December 31, 2006	Cost	Value	Yield	Cost	Value	Yield

Maturing
3 months or less	$499,882	$499,062	2.48%	$—	$—
Over 3 months through 1 year	2,442,791	2,406,916	3.14%	500,000	500,530	5.65%
Over one to five years	10,756,631	10,523,594	3.75%	2,101,138	2,052,154	3.40%
Over five to ten years	699,437	689,077	3.30%	—	—
Over ten years	—	—		201,251	193,988	4.91%

	$14,398,741	$14,118,649		$2,802,389	$2,746,672

Pledged Securities	$8,709,125	$8,502,696		$2,001,350	$1,952,344

     Contractual maturities of mortgage-backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.
          Investment in real estate LLC
     As discussed above, Old Line Bancshares also has a 50% ownership or an $805,971 investment in Pointer Ridge, a real estate investment limited liability company. We lease space for our headquarters office and branch location in the building owned by Pointer Ridge at 1525 Pointer Ridge Place, Bowie, Maryland. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge.
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

     At the suggestion of our auditors and the direction of our audit committee, in May 2006, we requested guidance from the SEC regarding FIN46R and our investment in Pointer Ridge. After discussions with the SEC, we reconsidered our original conclusions regarding our investment in Pointer Ridge. We again concluded that Pointer Ridge was a variable interest entity under FIN46R. We also concluded that our determination in November 2005 that Old Line Bancshares was not the primary beneficiary was incorrect. Therefore, we consolidated the results and financial position of Pointer Ridge with Old Line Bancshares for the period ended June 30, 2006. We did not restate our financial statements for the periods ended December 31, 2005 and March 31, 2006 to reflect these changes since the impact was immaterial.
     On August 25, 2006, as discussed further below, we executed a new “Guaranty Agreement” with a new lender that was effective upon Pointer Ridge’s execution of an Amended Promissory Note and Amended Deed of Trust, as described immediately below. As required under FIN46R, we once again reconsidered our investment in Pointer Ridge. Because the new Guaranty Agreement definitively limits Old Line’s guaranty and the variability caused by previous contracts executed by Pointer Ridge ceases to exist, we have determined that Pointer Ridge is no longer a variable interest entity and, therefore, we have accounted for our investment in Pointer Ridge using the equity method. However, even if we had continued to consolidate Pointer Ridge’s results and financial position, the effect of the consolidation on our financial statements would have been immaterial.
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
     Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge paid to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge will pay equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At December 31, 2007, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.
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

     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. We do not have any substantive loans comprised of sub-prime mortgages. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs increased $51.5 million or 34.24% to $201.9 million at December 31, 2007 from $150.4 million at December 31, 2006. Commercial business loans increased by $19.6 million (54.59%), commercial real estate loans (generally owner-occupied) increased by $22.5 million (30.61%), residential real estate loans (generally home equity and fixed rate home improvement loans) decreased by $164,000 (1.44%), real estate construction loans (primarily commercial real estate construction) increased by $13.6 million (163.9%) and installment loans decreased by $3.8 million (17.04%) from their respective balances at December 31, 2006.
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
     During 2007, we saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during 2008 and continue to grow the loan portfolio.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

December 31,	2007		2006		2005

Real Estate
Commercial	$96,018	47.26%	$73,511	48.54%	$48,530	46.29%
Construction	21,905	10.78	8,321	5.49	4,823	4.60
Residential	11,227	5.53	11,391	7.52	9,767	9.32
Commercial	55,513	27.32	35,914	23.71	18,871	18.00
Installment	18,528	9.11	22,330	14.74	22,842	21.79

	$203,191	100.00%	$151,467	100.00%	$104,833	100.00%

Allowance for loan losses	(1,586)		(1,280)		(955)

Deferred loan
costs, net	337		230		371

	$201,942		$150,417		$104,249

     The following table presents the maturities or re-pricing periods of selected loans outstanding at December 31, 2007:

	Loan Maturity Distribution at December 31, 2007
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)
Real Estate
Commercial	$26,912	$60,531	$8,575	$96,018
Construction	18,143	3,762	—	21,905
Residential	8,643	2,282	302	11,227
Commercial	30,739	23,275	1,499	55,513
Installment	261	530	17,737	18,528

Total Loans	$84,698	$90,380	$28,113	$203,191

Fixed Rates	44,375	65,238	21,916	131,529
Variable Rates	40,323	25,142	6,197	71,662

Total Loans	$84,698	$90,380	$28,113	$203,191

     Asset Quality
     Management performs reviews of all delinquent loans and relationship officers work with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when collection of full principal and interest under the original terms of the loan is not expected or payment of principal or interest is 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. At December 31, 2007, we had two loans totaling $1.1 million that were 90 days past due and were classified as non-accrual. The foreclosure process on one of these loans in the amount of $127,000 was completed in January 2008. We anticipate we will receive payment in full (including costs) in March, 2008. The borrower on the second loan in the amount of $934,144 filed for bankruptcy protection in November, 2007. A commercial real estate property secures this loan. The loan to value at inception of this loan was 80%. In February 2008, we received a lift stay on the property, the borrower made a payment of $5,000, and made arrangements to pay the remainder of the past due amount during the next 12 months. We anticipate that we will receive repayment for all of the balance due on this loan. As of December 31, 2007, the interest not accrued on these loans was $28,327, none of which was included in net income for the year ended December 31, 2007. There were no non-accrual loans as of December 31, 2006 and 2005. Other than the loans outlined above there were no loans 90 days or more past due as of December 31, 2007. There were no loans 90 days or more past due as of December 31, 2006 or 2005.
     We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2007, 2006 and 2005, we held no real estate acquired as a result of foreclosure.
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

     As of December 31, 2007, 2006 and 2005, we had no impaired loans. The only restructured loan was the $934,144 loan outlined above.
     Bank owned life insurance
     We increased our investment in Bank Owned Life Insurance (“BOLI”) in February 2007 by $4.0 million. In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With the new investment made in February, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. As a result of this additional $4 million investment and increased earnings, during 2007, the cash surrender value of the insurance policies increased by $4.3 million.
     On January 3, 2006, Old Line Bank entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements, with Mr. Cornelsen, Mr. Burnett and Ms. Rush and started accruing for a related annual expense. Under these agreements, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen — $131,607; Mr. Burnett — $23,177; and Ms. Rush — $56,658. Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen— $874,101; Mr. Burnett — $557,232; Ms. Rush — $812,618; and all other officers-$1.9 million. Old Line Bank has funded these obligations through the BOLI outlined above. There is no obligation to provide any of the insured executives’ beneficiaries post retirement benefits from the BOLI.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At December 31, 2007, the deposit portfolio had grown to $177.8 million, an $8.1 million or 4.77% increase over the December 31, 2006 level of $169.7 million. Non-interest bearing deposits declined $2.9 million during the period to $35.1 million from $38.0 million primarily due to a decline in balances in commercial checking accounts that was caused by the decline in the real estate market and the transfer of funds to interest bearing accounts. Interest-bearing deposits grew $11.0 million to $142.7 million from $131.7 million. The majority of the growth in interest-bearing deposits was in money market and certificates of deposit. Money market and NOW accounts grew from $25.6 million at December 31, 2006 to $33.9 million at December 31, 2007. Certificates of deposit grew $7.3 million or 7.70% to $102.1 million from $94.8 million. The growth in these deposits was offset by a $4.6 million decline in savings accounts. Certificates of deposit and NOW and money market accounts grew due to new customer relationships and the transfer of funds from savings accounts.
     At December 31, 2006, the deposit portfolio had grown to $169.7 million, a $50.0 million or 41.77% increase over the December 31, 2005 level of $119.7 million. We saw growth in several key categories over the period. Non-interest bearing deposits grew $7.6 million during the period to $38.0 million from $30.4 million due to new and expanded commercial relationships. Interest-bearing deposits grew $42.4 million to $131.7 million from $89.3 million. The majority of the growth in interest-bearing deposits was in other time deposits (primarily, certificates of deposit), which increased from $55.8 million at December 31, 2005 to $94.8 million at December 31, 2006. Certificates of deposit grew due to increased customer relationships, and the introduction of the CDARS product in February 2006 which totaled $15.8 million at December 31, 2006. We also acquired $10.1 million of brokered certificates of deposit in October 2006. Money market and NOW accounts increased from $25.3 million at December 31, 2005 to $25.6 million at December 31, 2006 while savings accounts increased by $3.0 million to $11.2 million at December 31, 2006 from $8.2 million at December 31, 2005. Deposits in all categories increased because of the opening of the Bowie branch in July 2006 and the successful business development efforts of our branch staff, lending personnel and Board of Directors.

     In the first quarter of 2006, we began acquiring brokered certificate of deposits through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. As a result of this service, we expect that we will continue to use brokered deposits as a component of our funding strategy. At December 31, 2007, we had an additional $5 million in brokered certificates of deposit that were not related to the CDARs program. We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.
     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2007.

	Certificate of Deposit Maturity Distribution
	December 31, 2007
		Three Months
	Three Months	to	Over
	or	Twelve	Twelve
	Less	Months	Months	Total

		(Dollars in thousands)
Certificates of deposit
Less than $100,000	$20,680	$30,423	$9,897	$61,000
Greater than or equal to $100,000	12,945	24,944	3,262	41,151

Total	$33,625	$55,367	$13,159	$102,151

     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $24.8 million as of December 31, 2007. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $71.1 million at December 31, 2007 and $53.8 million at December 31, 2006. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $36.7 million of borrowings. Of this, we had borrowed $15 million at December 31, 2007 and $5 million at December 31, 2006.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. In 2004, Old Line Bank developed an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At December 31, 2007, Old Line Bank had $16.3 million outstanding in these short term promissory notes with an average interest rate of 2.53%. At December 31, 2006, Old Line Bank had $7.2 million outstanding with an average interest rate of 3.46%. At December 31, 2007 and 2006, Old Line Bank did not have any borrowings in overnight federal funds with the FHLB. On December 31, 2007, we did not have any other short term borrowings. On December 31, 2006, Old Line Bank also had $2 million outstanding in short term advances from the FHLB. On July 16, 2006, Old Line Bank borrowed $2 million from the FHLB at an interest rate of 5.65% monthly. The balance was due in full on January 16, 2007.

     At December 31, 2007, Old Line Bank had three advances in the amount of $5.0 million each, from the FHLB totaling $15.0 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
     On December 12, 2007, Old Line Bank borrowed another $5.0 million from the FHLB. The interest rate on this advance is 3.3575% and interest is payable on the 12th day of each March, June, September and December, commencing on March 12, 2008. On December 12, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance to a fixed rate three (3) month LIBOR. The maturity date on this advance is December 12, 2012.
     On December 19, 2007, Old Line Bank borrowed an additional $5.0 million from the FHLB. The interest rate on this borrowing is 3.119% and is payable on the 19th day of each month. On January 22, 2008 or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a one (1) month LIBOR based variable rate. This borrowing matures on December 19, 2012.
     At December 31, 2006, long term borrowings were one advance from the FHLB. On July 20, 2006, Old Line Bank borrowed $3.0 million and paid interest at 5.328% each January, April, July and October. The balance was due in full on July 20, 2009. The FHLB had the one-time option to terminate the transaction and require payment in full on July 20, 2007. The FHLB exercised this option and we paid the balance in full on July 20, 2007.
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
     In March 2004, Old Line Bank borrowed an additional $2 million from the Federal Home Loan Bank. Old Line Bank paid interest only, at 1.79% with total repayment of the $2.0 million due in March 2009. Interest was payable March 17, June 17, September 17 and December 17, of each year. Effective March 16, 2006 and any payment date thereafter, the FHLB had the option to convert the interest rate into a three (3) month LIBOR based floating rate.
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
     For additional information about our borrowings, see Notes 10 and 11 to our consolidated financial statements.
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $24.8 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

     Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of December 31, 2007, we had $3.1 million in cash and due from banks, and $9.8 million in federal funds sold and other overnight investments. As of December 31, 2006 and 2005, we had $5.1 million and $4.4 million in cash and due from banks, and $34.5 million and $35.6 million, respectively, in federal funds sold and other overnight investments. At December 31, 2006 and 2005, our investment in federal funds was significantly higher than prior periods because of the $19.2 million in net proceeds received from the capital offering in October 2005. As anticipated these balances declined as we deployed the proceeds from the capital offering into loans.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
     Capital
     Our stockholders’ equity amounted to $34.6 million at December 31, 2007, $34.8 million at December 31, 2006, and $33.5 million at December 31, 2005. The Federal Reserve considers us “well capitalized” under their guidelines.
     The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation — Capital Adequacy Guidelines.”
Risk Based Capital Analysis
(Dollars in thousands)

December 31,	2007	2006	2005

Tier 1 Capital Common stock	$41	$43	$42
Additional paid-in capital	30,465	31,868	31,736
Retained earnings	4,155	3,077	1,992
Less: disallowed assets	—	—	—

Total Tier 1 Capital	$34,661	$34,988	$33,770

Tier 2 Capital:
Allowance for loan losses	1,587	1,280	955

Total Risk Based Capital	$36,248	$36,268	$34,725

Risk weighted assets	$222,033	$170,809	$122,829

				Regulatory
				Minimum
Capital Ratios:
Tier 1 risk based capital ratio	15.6%	20.5%	27.5%	4.00%
Total risk based capital ratio	16.3%	21.2%	28.3%	8.00%
Leverage ratio	14.6%	17.5%	21.5%	4.00%

Return on Average Assets and Average Equity
     The ratio of net income to average equity and average assets and certain other ratios are as follows:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Average total assets	$228,575	$182,583	$134,666

Average equity	35,464	34,378	17,855

Net income	1,583	1,574	1,139

Cash dividends declared	505	489	267

Divided payout ratio for period	31.91%	31.06%	23.46%

Return on average assets	0.69%	0.86%	0.85%

Return on average equity	4.46%	4.58%	6.38%

Average stockholders’ equity to average total assets	15,52%	18.83%	13.26%

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

     Outstanding loan commitments and lines and letters of credit at December 31 of 2007, 2006 and 2005 are as follows:

December 31,	2007	2006	2005

	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$16,398	$13,095	$5,225
Real estate-undisbursed development and construction	35,966	27,295	13,921
Real estate-undisbursed home equity lines of credit	5,250	4,525	4,886

	$57,614	$44,915	$24,032

Standby letters of credit	$1,634	$1,515	$1,807

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
     Commitments for real estate development and construction, which totaled $36.0 million, or 62.50% of the $57.6 million, are generally short-term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Our borrowers generally secure the entire letter of credit commitment with cash.
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

Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge paid to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge will pay equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At December 31, 2007, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.
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
     Old Line Bancshares, Inc. has various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date.
Contractual Obligations
(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years	Total

Noninterest-bearing deposits	$35,141	$—	$—	$—	$35,141
Interest-bearing deposits	130,206	12,392	767	—	143,365
Short-term borrowings	16,347	—	—	—	16,347
Long-term borrowings	—	5,000	10,000	—	15,000
Purchase obligations	757	207	—	—	964
Operating leases	761	1,578	1,619	17,523	21,481

Total	$183,212	$19,177	$12,386	$17,523	$232,298

     Old Line Bancshares, Inc.’s operating lease obligations represents rental payments for four branches, two loan production offices, and our corporate headquarters. We have not included any amounts for the Crofton, Annapolis or Bowie leases which we may become obligated for in 2008. The interest-bearing obligations include accrued interest. Purchase obligations represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligation amounts presented above primarily relate to estimated obligations under data and item processing contracts, and accounts payable for goods and services received through December 31, 2007.

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:
Twelve months ended December 31, 2007

	Federal				Net
	Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$1,116,822	$643,826	$14,554,358	$8,291,399
Tax equivalent adjustment	25,885	72,309	98,194	98,194

Tax equivalent interest income	$1,142,707	$716,135	$14,652,552	$8,389,593

GAAP interest yield	5.19%	3.80%	6.91%	3.94%	2.94%
Taxable equivalent adjustment	0.12%	0.43%	0.05%	0.04%	0.04%

Tax equivalent interest yield	5.31%	4.23%	6.96%	3.98%	2.98%

Twelve months ended December 31, 2006

	Federal				Net
	Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$1,288,536	$654,283	$11,023,044	$7,293,367
Tax equivalent adjustment	30,134	73,946	104,080	104,080

Tax equivalent interest income	$1,318,670	$728,229	$11,127,124	$7,397,447

GAAP interest yield	4.89%	3.56%	6.51%	4.31%	3.23%
Taxable equivalent adjustment	0.11%	0.40%	0.06%	0.06%	0.06%

Tax equivalent interest yield	5.00%	3.96%	6.57%	4.37%	3.29%

Twelve months ended December 31, 2005

	Federal				Net
	Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$622,070	$606,299	$7,003,456	$4,875,503
Tax equivalent adjustment	11,112	65,760	76,872	76,872

Tax equivalent interest income	$633,182	$672,059	$7,080,328	$4,952,375

GAAP interest yield	3.42%	3.25%	5.55%	3.87%	3.12%
Taxable equivalent adjustment	0.06%	0.36%	0.07%	0.06%	0.06%

Tax equivalent interest yield	3.48%	3.61%	5.62%	3.93%	3.18%

Impact of Inflation and Changing Prices and Seasonality
     We have prepared the financial statements and related data presented herein in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
     Unlike industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, and may frequently reflect government policy initiatives or economic factors not measured by price index. As discussed in Item 7A, we strive to manage our interest sensitive assets and liabilities in order to offset the effects of rate changes and inflation.
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
     The most significant accounting policies that we follow are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how we value significant assets and liabilities in the financial statements and how we determine those values. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

     The allowance for loan losses represents management’s best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments. The loan portfolio also represents the largest asset type on the consolidated balance sheets.
     We evaluate the adequacy of the allowance for loan losses based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which management evaluates separately and assigns loss amounts based upon the evaluation. We apply loss ratios to each category of loan other than commercial loans (including letters of credit and unused commitments), where we further divide the loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts. Categories of loans are installment and other consumer loans (other than boat loans), boat loans, mortgage loans (commercial real estate, residential real estate and real estate construction) and commercial loans.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs. Additionally, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income uncertainties in a business combination after the measurement period will impact income tax expense. The provisions of this standard are effective beginning January 1, 2009. We do not expect that SFAS No. 141(R) will have a material impact on our consolidated results of operations or financial position.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS No. 115, to among other things require certain disclosures for amounts for which the fair value option is applied. Additionally, this standard provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account, when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008. SFAS No. 159 permits early adoption as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. SFAS No. 159 did not have a material impact on our consolidated results of operations or financial position.

     In September 2006, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement determining whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (or Opinion 12, Omnibus Opinion-1967, if the arrangement does not constitute a plan). The Task Force concluded that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. The adoption of EITF Issue No. 06-4, which is effective for fiscal years beginning after December 15, 2007, did not have a material impact on our consolidated results of operations or financial position.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on our consolidated results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us.
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

     The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2007. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2007
	Maturing or Repricing
	Within	4-12	1-5	Over
	3 Months	Months	Years	5 Years	Total

	(Dollars in thousands)
Interest Earning Assets:
Investment securities	$1,348	$4,130	$4,113	$2,104	$11,695
Loans	60,172	24,526	90,380	28,113	203,191
Federal funds sold	—	—	—	—	—

Total interest earning assets	61,520	28,656	94,493	30,217	214,886

Interest Bearing Liabilities:
Interest-bearing transaction deposits	22,736	11,199	—	—	33,935
Savings accounts	2,195	2,195	2,195	—	6,585
Time deposits	33,625	55,367	13,159	—	102,151

Total interest-bearing deposits	58,556	68,761	15,354	—	142,671

FHLB advances	—	15,000	—	—	15,000
Other borrowings	16,347	—	—	—	16,347

Total interest-bearing liabilities	74,903	83,761	15,354	—	174,018

Period Gap	$(13,383)	$(55,105)	$79,139	$30,217	$40,868

Cumulative Gap	$(13,383)	$(68,488)	$10,651	$40,868

Cumulative Gap/Total Assets	(5.46%)	(27.93%)	4.34%	16.67%

Item 8.	Financial Statements
The following consolidated financial statements are filed with this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2007, 2006 and 2005
Consolidated Statements of Income — For the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows — For the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Bowie, Maryland
     We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2007, 2006, and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiary as of December 31, 2007, 2006, and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP
Baltimore, Maryland
March 7, 2008

Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

December 31,	2007	2006	2005

Assets

Cash and due from banks	$3,172,089	$5,120,068	$4,387,676
Federal funds sold	9,822,079	34,508,127	35,573,704

Total cash and cash equivalents	12,994,168	39,628,195	39,961,380
Time deposits in other banks	2,000,000	—	—
Investment securities available for sale	9,393,356	14,118,649	13,926,111
Investment securities held to maturity	2,301,591	2,802,389	2,203,445
Loans, less allowance for loan losses	201,941,667	150,417,217	104,249,383
Restricted equity securities at cost	2,080,250	1,575,550	1,102,750
Investment in real estate LLC	805,971	793,714	837,436
Bank premises and equipment	4,207,395	4,049,393	2,436,652
Accrued interest receivable	918,078	820,628	504,299
Deferred income taxes	161,940	226,873	200,663
Bank owned life insurance	7,769,290	3,458,065	3,324,660
Other assets	637,570	239,989	281,045

	$245,211,276	$218,130,662	$169,027,824

Liabilities and Stockholders’ Equity

Deposits
Non-interest bearing	$35,141,289	$37,963,066	$30,417,858
Interest bearing	142,670,944	131,708,780	89,253,741

Total deposits	177,812,233	169,671,846	119,671,599
Short-term borrowings	16,347,096	9,193,391	9,292,506
Long-term borrowings	15,000,000	3,000,000	6,000,000
Accrued interest payable	693,868	629,557	336,868
Income tax payable	238,226	334,496	86,151
Other liabilities	488,599	485,418	124,873

	210,580,022	183,314,708	135,511,997

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares in 2007 and 2006 and 5,000,000 shares in 2005; issued and outstanding 4,075,849 in 2007, 4,253,699 in 2006, and 4,248,899 in 2005	40,758	42,537	42,489
Additional paid-in capital	30,465,013	31,868,025	31,735,627
Retained earnings	4,155,232	3,077,313	1,992,301

	34,661,003	34,987,875	33,770,417
Accumulated other comprehensive income	(29,749)	(171,921)	(254,590)

	34,631,254	34,815,954	33,515,827

	$245,211,276	$218,130,662	$169,027,824

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income

Years Ended December 31,	2007	2006	2005

Interest revenue
Loans, including fees	$12,768,154	$9,080,202	$5,772,963
U.S. Treasury securities	115,597	127,299	127,299
U.S. government agency securities	288,161	271,621	236,536
Mortgage backed securities	48,946	65,186	84,139
Municipal securities	107,852	110,555	113,514
Federal funds sold	1,116,822	1,288,536	622,070
Other	108,826	79,645	46,935

Total interest revenue	14,554,358	11,023,044	7,003,456

Interest expense
Deposits	5,689,554	3,219,826	1,790,695
Borrowed funds	573,405	509,851	337,258

Total interest expense	6,262,959	3,729,677	2,127,953

Net interest income	8,291,399	7,293,367	4,875,503

Provision for loan losses	318,000	339,000	204,000

Net interest income after provision for loan losses	7,973,399	6,954,367	4,671,503

Non-interest revenue
Service charges on deposit accounts	292,610	266,235	241,619
Marine division broker origination fees	272,349	391,738	109,669
Earnings on bank owned life insurance	340,853	145,880	78,358
Income (loss) on investment in real estate LLC	24,100	56,278	(64)
Other fees and commissions	243,402	168,913	191,280

Total non-interest revenue	1,173,314	1,029,044	620,862

Non-interest expense
Salaries	3,045,932	2,720,022	1,933,631
Employee benefits	953,554	732,447	333,788
Occupancy	934,277	533,020	235,979
Equipment	248,182	197,644	111,560
Data processing	221,107	176,928	132,209
Other operating	1,371,499	1,201,303	828,608

Total non-interest expense	6,774,551	5,561,364	3,575,775

Income before income taxes	2,372,162	2,422,047	1,716,590

Income taxes	789,053	848,196	577,651

Net income	$1,583,109	$1,573,851	$1,138,939

Basic earnings per common share	$0.37	$0.37	$0.44
Diluted earnings per common share	$0.37	$0.37	$0.44
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2004	1,776,395	$17,764	$12,446,229	$1,120,705	$(90,386)
Capital Offering	2,096,538	20,965	19,156,542	—	—
Net income	—	—	—	1,138,939	—	$1,138,939
Unrealized (loss) on securities available for sale, net of income taxes of $109,345	—	—	—	—	(164,204)	(164,204)

Comprehensive income						$974,735

Cash dividend $0.10 per share	—	—	—	(267,207)	—
Stock split effected in the form of a 20% stock dividend	355,266	3,553	(3,553)	(136)	—
Stock options exercised, including tax benefit of $46,123	20,700	207	136,409	—	—

Balance, December 31, 2005	4,248,899	42,489	31,735,627	1,992,301	(254,590)
Capital Offering (2005)	—	—	(1,891)	—	—
Net income	—	—	—	1,573,851	—	$1,573,851
Unrealized gain on securities available for sale, net of income taxes of $52,015	—	—	—	—	82,669	82,669

Comprehensive income						$1,656,520

Stock based compensation awards	—	—	107,258	—	—
Cash dividend $0.115 per share	—	—	—	(488,839)	—
Stock options exercised, including tax benefit of $1,008	4,800	48	27,031	—	—

Balance, December 31, 2006	4,253,699	42,537	31,868,025	3,077,313	(171,921)
Common stock repurchased	(185,950)	(1,860)	(1,621,238)	—	—
Net income	—	—	—	1,583,109	—	$1,583,109
Unrealized gain on securities available for sale, net of income taxes of $92,590	—	—	—	—	142,172	142,172

Comprehensive income						$1,725,281

Stock based compensation awards	—	—	173,714	—	—
Cash dividend $0.12 per share	—	—	—	(505,190)	—
Stock options exercised, including tax benefit of $6,345	8,100	81	44,512	—	—

Balance, December 31, 2007	4,075,849	$40,758	$30,465,013	$4,155,232	$(29,749)

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows

Years Ended December 31,	2007	2006	2005

Cash flows from operating activities
Interest received	$14,349,483	$10,849,461	$6,821,355
Fees and commissions received	853,995	939,361	620,926
Interest paid	(6,198,648)	(3,436,988)	(1,964,405)
Cash paid to suppliers and employees	(6,636,141)	(4,915,395)	(3,492,512)
Income taxes paid	(909,184)	(678,076)	(632,947)

	1,459,505	2,758,363	1,352,417

Cash flows from investing activities
Purchase of investment securities
Held to maturity	—	(599,758)	—
Available for sale	—	(2,000,000)	—
Proceeds from disposal of investment securities
Held to maturity at maturity or call	500,000	—	—
Available for sale at maturity or call	4,952,894	1,941,051	1,409,104
Loans made, net of principal collected	(51,735,025)	(46,647,671)	(22,900,811)
Purchase of equity securities	(504,700)	(472,800)	(22,800)
Investment in bank owned life insurance	(4,000,000)	—	(3,324,660)
Return of principal from (investment in) real estate LLC	11,843	100,000	(287,500)
(Purchase) redemption of certificates of deposit	(2,000,000)	—	300,000
Purchase of premises and equipment and software	(630,950)	(1,851,351)	(247,648)
Proceeds from sale of premises and equipment	102,008	1,500	—

	(53,303,930)	(49,529,029)	(25,074,315)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	7,316,708	39,038,125	19,383,732
Other deposits	823,680	10,962,122	11,322,752
Net increase in short-term borrowings	7,153,705	(99,115)	4,655,494
(Decrease) increase in long-term borrowings	12,000,000	(3,000,000)	—
Proceeds from stock options exercised, including tax benefit	44,593	27,079	90,493
(Costs) proceeds from stock offering	—	(1,891)	19,177,507
(Repurchase) of common stock	(1,623,098)	—	—
Dividends paid	(505,190)	(488,839)	(267,343)

	25,210,398	46,437,481	54,362,635

Net increase (decrease) in cash and cash equivalents	(26,634,027)	(333,185)	30,640,737

Cash and cash equivalents at beginning of year	39,628,195	39,961,380	9,320,643

Cash and cash equivalents at end of year	$12,994,168	$39,628,195	$39,961,380

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows

Years Ended December 31,	2007	2006	2005

Reconciliation of net income to net cash provided by operating activities
Net income	$1,583,109	$1,573,851	$1,138,939

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	359,720	250,420	155,795
Provision for loan losses	318,000	339,000	204,000
Loss on sale of equipment	7,372	510	—
Change in deferred loan fees net of costs	(107,425)	140,837	(47,681)
Amortization of premiums and discounts	4,162	1,909	4,492
Deferred income taxes	(23,861)	(78,225)	(2,595)
Stock based compensation awards	173,714	107,258	—
(Income) loss from investment in real estate LLC	(24,100)	(56,278)	64
Increase (decrease) in
Accrued interest payable	64,311	292,689	163,548
Other liabilities	(93,089)	608,890	(42,413)
Decrease (increase) in
Accrued interest receivable	(97,450)	(316,329)	(138,911)
Bank owned life insurance	(311,225)	(133,405)	—
Other assets	(393,733)	27,236	(82,821)

	$1,459,505	$2,758,363	$1,352,417

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
1.	Summary of Significant Accounting Policies

Organization and Description of Business-Old Line Bancshares, Inc. is the holding company for Old Line Bank. We provide a full range of banking services to customers located in Prince George’s, Charles and St. Mary’s counties in Maryland and surrounding areas. We also have a 50% interest in Pointer Ridge Office Investment, LLC, a real estate investment.

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

Investment securities-As we purchase securities, management determines if we should classify the securities as held to maturity, available for sale or trading. We record the securities which management has the intent and ability to hold to maturity at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. We classify securities which we may sell before maturity as available for sale and carry these securities at fair value with unrealized gains and losses included in stockholders’ equity on an after tax basis. Management has not identified any investment securities as trading.

We record gains and losses on the sale of securities on the trade date and determine these gains or losses using the specific identification method. We amortize premiums and accrete discounts using the interest method.

Stock options- We account for individual stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an individual is required to provide service in exchange for such award. For the year ended December 31, 2007 and 2006, we recorded stock-based compensation expense of $173,714 and $107,258, respectively.

Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). For the year ended December 31, 2007, we recognized a $12,141 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options. There were no non-qualified options included in the expense calculation during the year ended December 31, 2006.

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

1.	Summary of Significant Accounting Policies (Continued)

Had we determined compensation in accordance with the provisions of SFAS No. 123, it would have reduced Old Line Bancshares’ net income and earnings per common share for 2005 to the following pro forma amounts:

December 31,	2005

Net income
As reported	$1,138,939
Stock-based compensation expense	(100,614)
Income tax benefit of compensation expense	11,619

Pro forma	$1,049,944

Basic earnings per common share
As reported	$0.44
Pro forma	0.41
Diluted earnings per common share
As reported	$0.44
Pro forma	0.41
Bank premises and equipment-We record premises and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful life of the assets.
Investment in real estate LLC-We account for our investment in Pointer Ridge Office Investment, LLC using the equity method.
Foreclosed real estate-We record real estate acquired through foreclosure at the lower of cost or fair market value on the date acquired. We charge losses incurred at the time of acquisition of the property to the allowance for loan losses. We include subsequent reductions in the estimated value of the property in non-interest expense.
Advertising-We expense advertising costs over the life of ad campaigns. We expense general purpose advertising as we incur it.
Loans and allowance for loan losses-We report loans at face value plus deferred origination costs, less deferred origination fees and the allowance for loan losses.
We accrue interest on loans based on the principal amounts outstanding. We amortize origination fees and costs to income over the terms of the loans using an approximate interest method.
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

1.	Summary of Significant Accounting Policies (Continued)

The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management bases its judgment in determining the adequacy of the allowance on evaluations of the collectibility of loans. Management takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers’ ability to pay, overall portfolio quality, and review of specific problem areas. If the current economy or real estate market were to suffer a severe downturn, we may need to increase the estimate for uncollectible accounts. We charge off loans which we deem uncollectible and deduct them from the allowance. We add recoveries on loans previously charged off to the allowance.

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

Earnings per share-We determine basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive effect to stock dividends.

We calculate diluted earnings per common share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

December 31,	2007	2006	2005

Weighted average number of shares	4,237,266	4,250,240	2,559,627
Dilutive average number of shares	6,038	25,646	25,543
Comprehensive income-Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale net of related income taxes.
Reclassifications-We have made certain reclassifications to the 2006 and 2005 financial presentation to conform to the 2007 presentation.
2.	Cash and Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. The average balance in 2007, 2006 and 2005 did not exceed the federally insured limit. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $21,525,420, $26,348,931, and $18,195,459, in 2007, 2006, and 2005, respectively.

Federal banking regulators require banks to carry non-interest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	cost	gains	losses	value

Available for sale
U. S. Treasury	$999,398	$—	$(1,117)	$998,281
U. S. government agency	4,499,658	—	(27,480)	4,472,178
Municipal securities	2,924,037	2,984	(12,902)	2,914,119
Mortgage-backed	1,019,390	—	(10,612)	1,008,778

	$9,442,483	$2,984	$(52,111)	$9,393,356

Held to maturity
U. S. Treasury	$2,000,638	$4,436	$(2,183)	$2,002,891
Municipal securities	300,953	183	(6,688)	294,448

	$2,301,591	$4,619	$(8,871)	$2,297,339

December 31, 2006

Available for sale
U. S. Treasury	$1,998,743	$—	$(36,555)	$1,962,188
U. S. government agency	7,997,662	—	(158,813)	7,838,849
Municipal securities	2,928,312	758	(39,974)	2,889,096
Mortgage-backed	1,474,024	—	(45,508)	1,428,516

	$14,398,741	$758	$(280,850)	$14,118,649

Held to maturity
U. S. Treasury	$2,001,350	$—	$(49,006)	$1,952,344
U. S. government agency	500,000	530	—	500,530
Municipal securities	301,039	22	(7,263)	293,798

	$2,802,389	$552	$(56,269)	$2,746,672

December 31, 2005

Available for sale
U. S. Treasury	$1,998,232	$—	$(53,232)	$1,945,000
U. S. government agency	7,391,453	—	(243,647)	7,147,806
Municipal securities	3,153,183	3,327	(64,065)	3,092,445
Mortgage-backed	1,798,020	—	(57,160)	1,740,860

	$14,340,888	$3,327	$(418,104)	$13,926,111

Held to maturity
U. S. Treasury	$2,002,061	$—	$(54,014)	$1,948,047
Municipal securities	201,384	—	(3,788)	197,596

	$2,203,445	$—	$(57,802)	$2,145,643

3.	Investment Securities (Continued)

The table below summarizes investment securities with unrealized losses as of December 31, 2007:

	Fair	Unrealized
December 31, 2007	Value	Losses

Losses less than 12 months
U.S. Treasury	$1,498,672	$2,183
U.S. government agency	—	—
Municipal securities	—	—
Mortgage-backed	—	—

Total less than 12 months	1,498,672	2,183

Losses greater than 12 months
U.S. Treasury	998,281	1,117
U.S. government agency	4,472,178	27,480
Municipal securities	2,075,851	19,590
Mortgage-backed	1,008,778	10,612

Total greater than 12 months	8,555,088	58,799

Total losses
U.S. Treasury	2,496,953	3,300
U.S. government agency	4,472,178	27,480
Municipal securities	2,075,851	19,590
Mortgage-backed	1,008,778	10,612

Total	$10,053,760	$60,982

We consider all unrealized losses on securities as of December 31, 2007 to be temporary losses because each security will be redeemed at face value at or prior to maturity. In most cases, market interest rate fluctuations cause a temporary impairment in value. The Bank has the intent and the ability to hold these securities until recovery or maturity.
There were no sales of securities in 2007, 2006, and 2005.

3.	Investment Securities (Continued)

Contractual maturities and pledged securities at December 31, 2007, 2006, and 2005, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2007	cost	value	cost	value

Maturing
Within one year	$3,994,083	$3,977,436	$1,500,855	$1,498,672
Over one to five years	3,530,043	3,512,777	599,618	604,237
Over five to ten years	1,707,775	1,693,237	201,118	194,430
Over ten years	210,582	209,906	—	—

	$9,442,483	$9,393,356	$2,301,591	$2,297,339

Pledged securities	$5,921,558	$5,890,011	$2,000,638	$2,002,891

December 31, 2006

Maturing
Within one year	$2,942,673	$2,905,978	$500,000	$500,530
Over one to five years	10,756,631	10,523,594	2,101,138	2,052,154
Over five to ten years	699,437	689,077	—	—
Over ten years	—	—	201,251	193,988

	$14,398,741	$14,118,649	$2,802,389	$2,746,672

Pledged securities	$8,709,125	$8,502,696	$2,001,350	$1,952,344

December 31, 2005

Maturing
Within one year	$2,117,990	$2,078,615	$—	$—
Over one to five years	11,191,747	10,834,907	2,002,061	1,948,047
Over five to ten years	1,031,151	1,012,589	—	—
Over ten years	—	—	201,384	197,596

	$14,340,888	$13,926,111	$2,203,445	$2,145,643

Pledged securities	$11,829,113	$11,463,555

Securities are pledged to secure a line of credit from the Federal Home Loan Bank.

4.	Credit Commitments
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

December 31,	2007	2006	2005

Commitments to extend credit and available credit lines:
Commercial	$16,398,206	$13,094,966	$5,224,841
Real estate-undisbursed development and construction	35,966,127	27,295,149	13,921,598
Real estate-undisbursed home equity lines of credit	5,250,212	4,524,621	4,885,663

	$57,614,545	$44,914,736	$24,032,102

Standby letters of credit	$1,634,022	$1,514,811	$1,807,337

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
5. Loans
     Major classifications of loans are as follows:

December 31,	2007	2006	2005

Real estate
Commercial	$96,017,558	$73,510,971	$48,529,784
Construction	21,905,237	8,320,789	4,822,858
Residential	11,227,505	11,391,135	9,767,561
Commercial	55,513,122	35,914,383	18,871,232
Installment	18,527,588	22,330,366	22,841,848

	203,191,010	151,467,644	104,833,283
Allowance for loan losses	(1,586,737)	(1,280,396)	(954,706)
Deferred loan costs, net	337,394	229,969	370,806

	$201,941,667	$150,417,217	$104,249,383

5.	Loans (Continued)
The maturity and rate repricing distribution of the loan portfolio follows:

December 31,	2007	2006	2005

Within one year	$84,698,659	$52,363,333	$41,870,250
Over one to five years	90,379,861	73,127,562	36,182,828
Over five years	28,112,490	25,976,749	26,780,205

	$203,191,010	$151,467,644	$104,833,283

Transactions in the allowance for loan losses were as follows:

December 31,	2007	2006	2005

Beginning balance	$1,280,396	$954,706	$744,862
Provisions charged to operations	318,000	339,000	204,000
Recoveries	490	5,147	5,979

	1,598,886	1,298,853	954,841
Loans charged off	12,149	18,457	135

Ending balance	$1,586,737	$1,280,396	$954,706

At December 31, 2007, we had two loans totaling $1,061,144 that were 90 days past due and were classified as non-accrual. The foreclosure process on one of these loans in the amount of $127,000 was completed in January, 2008. We anticipate we will receive payment in full (including costs) in March, 2008. The borrower on the second loan in the amount of $934,144 filed for bankruptcy protection in November, 2007. A commercial real estate property secures this loan. The loan to value at inception of this loan was 80%. We anticipate that we will receive repayment for all of the balance due on this loan. As of December 31, 2007, the interest not accrued on these loans was $28,327. We have not designated a specific allowance for either of these non-accrual loans. There were no loans 90 days or more past due or considered impaired at December 31, 2006 and 2005.
The company has pledged loans totaling $59,135,266 to support Federal Home Loan Bank borrowings.
The Bank makes loans to customers located in the Maryland suburbs of Washington D.C. Although the loan portfolio is diversified, the regional economy will influence its performance.

6.	Restricted Equity Securities
We own the following restricted equity securities:

December 31,	2007	2006	2005

Federal Reserve Bank stock	$827,050	$827,050	$356,450
Atlantic Central Bankers Bank stock	12,000	12,000	12,000
Federal Home Loan Bank stock	1,066,200	561,500	559,300
Maryland Financial Bank stock	175,000	175,000	175,000

Total	$2,080,250	$1,575,550	$1,102,750

7.	Investment in Real Estate LLC
We have an $805,971 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. In connection with our execution of a guarantee for a construction loan made to Pointer Ridge by an unrelated bank, in November 2005 we reconsidered our investment in Pointer Ridge and determined that under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46R”), Pointer Ridge was a variable interest entity, but that Old Line Bancshares was not the primary beneficiary. Because we concluded that Old Line Bancshares was not the primary beneficiary of Pointer Ridge under FIN46R, we did not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we accounted for our investment in Pointer Ridge using the equity method.
On August 25, 2006, we executed a new Indemnity and Guaranty Agreement (“Guaranty Agreement”) with a new lender that was effective upon Pointer Ridge’s execution of an Amended Promissory Note and Amended Deed of Trust. As required under FIN46R, we once again reconsidered our investment in Pointer Ridge. Because the new Guaranty Agreement definitively limits our guaranty and the variability caused by previous contracts executed by Pointer Ridge ceased to exist, we have determined that Pointer Ridge is no longer a variable interest entity. Therefore, we have accounted for our investment in Pointer Ridge using the equity method. The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.
Pointer Ridge Office Investment, LLC

December 31,	2007	2006	2005

Balance Sheets
Current assets	$440,256	$387,928	$75,561
Non-current assets	7,815,892	7,837,157	3,407,098
Liabilities	6,644,206	6,637,657	1,807,787
Equity	1,611,942	1,587,428	1,674,872

Statements of Income
Revenue	$941,520	$406,432	$—
Expenses	893,320	293,877	128

Net income (loss)	$48,200	$112,555	$(128)

8.	Bank Premises and Equipment
A summary of bank premises and equipment and the related depreciation follows:

December 31,	Useful lives	2007	2006	2005

Land		$487,673	$487,673	$487,673
Building	5-50 years	1,600,297	1,435,249	1,264,831
Leasehold improvements	3-30 years	1,380,032	1,221,877	601,388
Furniture and equipment	3-23 years	1,743,823	1,636,066	897,688

		5,211,825	4,780,865	3,251,580
Accumulated depreciation		1,004,430	731,472	814,928

Net bank premises and equipment		$4,207,395	$4,049,393	$2,436,652

Depreciation expense		$336,844	$216,195	$124,238

     Computer software included in other assets, and related amortization, are as follows:

Cost	3 years	$205,564	$179,303	$240,542
Accumulated amortization		154,654	132,241	179,660

Net computer software		$50,910	$47,062	$60,882

Amortization expense		$22,876	$34,225	$31,557

9.	Deposits
Major classifications of interest bearing deposits are as follows:

December 31,	2007	2006	2005

Money market and NOW	$33,935,011	$25,637,107	$25,254,627
Savings	6,584,834	11,237,282	8,202,848
Other time deposits-$100,000 and over	41,150,781	31,799,466	25,338,694
Other time deposits	61,000,318	63,034,925	30,457,572

	$142,670,944	$131,708,780	$89,253,741

     Time deposits mature as follows:

December 31,	2007	2006	2005

Within one year	$88,992,052	$70,850,631	$16,329,558
Over one to two years	6,618,733	11,394,072	14,398,127
Over two to three years	5,773,384	4,985,990	7,273,043
Over three to four years	219,449	7,603,698	17,795,538
Over four to five years	547,481	—	—

	$102,151,099	$94,834,391	$55,796,266

9.	Deposits (Continued)
Interest on deposits for the years ended December 31, 2007, 2006, and 2005 consisted of the following:

December 31,	2007	2006	2005

Money market and NOW	$588,824	$343,202	$156,523
Savings	55,660	60,720	47,168
Other time deposits — $100,000 and over	1,503,715	1,065,151	742,234
Other time deposits	3,541,355	1,750,753	844,770

	$5,689,554	$3,219,826	$1,790,695

10.	Short-Term Borrowings
The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $24.8 million as of December 31, 2007. The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $71.1 million of which the Bank had borrowed $15 million as of December 31, 2007 as outlined below. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that the Bank purchase shares of capital stock in the FHLB. Prior to allowing the Bank to borrow under the line of credit, the FHLB also requires that the Bank provide collateral to support borrowings.
Short-term borrowings consist of promissory notes sold to the Bank’s customers, federal funds purchased and advances from the FHLB. The Bank sells short-term promissory notes to its customers. These notes reprice daily and have maturities of 270 days or less. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.
Information relating to short-term borrowings is a follows:

December 31,	2007		2006		2005

	Amount	Rate	Amount	Rate	Amount	Rate

Amount outstanding at year-end Short-term promissory notes	$16,347,096	2.53%	$7,193,391	3.46%	$9,292,506	2.02%
FHLB advance due Jan. 2007	—		2,000,000	5.65%	—

Total	$16,347,096		$9,193,391		$9,292,506

Average for the Year
Short-term promissory notes	$13,674,099	3.23%	$9,116,705	3.00%	$6,616,011	1.60%
FHLB advance due Jan. 2007	169,862	5.65%	917,807	5.65%	—
Federal funds purchased	55,069	5.99%	—		8,219	1.65%

Total	$13,899,030		$10,034,512		$6,624,230

11.	Long-Term Borrowings
At December 31, 2007, the Bank had three advances, in the amount of $5,000,000 each, from the Federal Home Loan Bank (FHLB) totaling $15,000,000. The 3.66% FHLB borrowing matures November 23, 2010. Interest is payable on the 23rd day of each February, May, August, and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month LIBOR based variable rate.
The 3.3575% FHLB borrowing matures December 12, 2012. Interest is payable on the 12th day of each March, June, September and December, commencing on March 12, 2008. On December 12, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month LIBOR based variable rate.
The 3.119% FHLB borrowing matures December 19, 2012. Interest is payable on the 19th day of each month. On January 22, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a one (1) month LIBOR based variable rate.

December 31,	2007		2006			2005

	Amount	Rate	Amount	Rate		Amount	Rate

Amount outstanding at year-end
FHLB advance due Nov. 2010	$5,000,000	3.660%	$—		%	$—		%
FHLB advance due Dec. 2012	5,000,000	3.358	—			—
FHLB advance due Dec. 2012	5,000,000	3.119	—			—
FHLB advance due March 2009	—		—			2,000,000	1.790
FHLB advance due July 2009	—		3,000,000	5.328		—
FHLB advance due Jan. 2011	—		—			4,000,000	4.800

Total	$15,000,000		$3,000,000			$6,000,000

Average for the Year
FHLB advance due Nov. 2010	$520,548	3.660%	$—		%	$—		%
FHLB advance due Dec. 2012	260,274	3.358	—			—
FHLB advance due Dec. 2012	164,384	3.119	—			—
FHLB advance due March 2009	—		416,438	1.790		2,000,000	1.800
FHLB advance due July 2009	1,652,055	5.328	1,364,384	5.328		—
FHLB advance due Jan. 2011	—		2,016,438	4.800		4,000,000	4.800

Total	$2,597,261		$3,797,260			$6,000,000

12.	Related Party Transactions
The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $110, $13,951, and $10,248, during the years ended December 31, 2007, 2006, and 2005, respectively.
We have a fifty percent or $805,971 investment in Pointer Ridge. Frank Lucente, a director of Bancshares and the Bank, controls twenty five percent of Pointer Ridge. In 2007, the Bank paid Pointer Ridge $496,272 in lease payments and $24,005 for leasehold improvements. In 2006, the Bank paid Pointer Ridge $272,070 in lease payments and $253,761 for leasehold improvements.
The directors, executive officers and their affiliated companies maintained deposits with the Bank of $9,117,683, $9,407,392, and $10,814,062, at December 31, 2007, 2006, and 2005, respectively.

12.	Related Party Transactions (Continued)
The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2007	2006	2005

Balance at beginning of year	$4,756,505	$4,748,281	$2,888,793
Additions	877,550	2,294,222	3,888,529
Repayments	(1,373,491)	(2,285,998)	(2,029,041)

Balance at end of year	$4,260,564	$4,756,505	$4,748,281

In addition to the outstanding balances, the Directors and Executive Officers or affiliated companies have $1,879,454 in unused commitments as of December 31, 2007. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.
13.	Income Taxes
The components of income tax are as follows:

December 31,	2007	2006	2005

Current
Federal	$715,134	$832,302	$505,213
State	97,780	94,119	75,033

	812,914	926,421	580,246
Deferred	(23,861)	(78,225)	(2,595)

	$789,053	$848,196	$577,651

The components of deferred income taxes are as follows:

December 31,	2007	2006	2005

Provision for loan losses	$(135,333)	$(130,922)	$(79,083)
Nonaccrual interest	(11,174)	—	—
Organization costs	5,190	5,897	5,897
Director stock option expense	(12,141)	—	—
Supplemental executive retirement plan	(42,586)	(36,270)	—
Deferred loan origination costs, net	94,909	63,155	55,047
Depreciation	77,274	19,915	15,544

	$(23,861)	$(78,225)	$(2,595)

13.	Income Taxes (Continued)
The components of net deferred tax assets are as follows:

December 31,	2007	2006	2005

Deferred tax assets
Allowance for loan losses	$598,675	$463,342	$332,420
Nonaccrual interest	11,174	—	—
Organization costs	5,132	10,322	16,219
Director stock option expense	12,141	—	—
Supplemental executive retirement plan	78,856	36,270	—
Net unrealized loss on securities available for sale	19,378	108,172	160,187

	725,356	618,106	508,826

Deferred tax liabilities
Deferred loan origination costs	350,133	255,224	192,069
Depreciation	213,283	136,009	116,094

	563,416	391,233	308,163

Net deferred tax asset	$161,940	$226,873	$200,663

The differences between the federal income tax rate of 34 percent and our effective tax rate for are reconciled as follows:

December 31,	2007	2006	2005

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from State income taxes, net of federal income tax benefit	2.3	2.2	2.8
Tax exempt income	(1.2)	(1.2)	(2.1)
Stock based compensation awards	2.1	1.5	—
Other nondeductible expenses	0.6	0.4	0.5
Bank owned life insurance	(4.5)	(1.9)	(1.5)

Effective tax rate	33.3%	35.0%	33.7%

14.	Retirement Plan
Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of employee eligible compensation. Our contributions to the plan, included in employee benefit expenses, were $122,901, $88,621 and $57,641 for 2007, 2006, and 2005, respectively.
In 2007 and 2006, the Bank also offered Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The Bank’s expenses for the SERPs were $105,997 and $93,916 in 2007 and 2006, respectively.

15.	Capital Standards
The Federal Deposit Insurance Corporation and the Federal Reserve Board have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2007, 2006, and 2005, the capital ratios and minimum capital requirements are as follows:

			Minimum capital		To be well
(in thousands)	Actual		adequacy		capitalized
December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$36,248	16.3%	$17,763	8.0%	$22,203	10.0%
Old Line Bank	$32,913	15.0%	$17,583	8.0%	$21,979	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$34,661	15.6%	$8,881	4.0%	$13,322	6.0%
Old Line Bank	$31,326	14.3%	$8,791	4.0%	$13,187	6.0%
Tier 1 capital (to average assets)
Consolidated	$34,661	14.6%	$9,480	4.0%	$11,850	5.0%
Old Line Bank	$31,326	13.3%	$9,390	4.0%	$11,738	5.0%

December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$36,268	21.2%	$13,665	8.0%	$17,081	10.0%
Old Line Bank	$31,594	18.6%	$13,592	8.0%	$16,990	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$34,988	20.5%	$6,832	4.0%	$10,249	6.0%
Old Line Bank	$30,314	17.8%	$6,796	4.0%	$10,194	6.0%
Tier 1 capital (to average assets)
Consolidated	$34,988	17.5%	$8,019	4.0%	$10,023	5.0%
Old Line Bank	$30,314	15.2%	$7,980	4.0%	$9,975	5.0%

December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$34,725	28.3%	$9,826	8.0%	$12,283	10.0%
Old Line Bank	$30,254	24.8%	$9,766	8.0%	$12,208	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$33,770	27.5%	$4,913	4.0%	$7,370	6.0%
Old Line Bank	$29,299	24.0%	$4,883	4.0%	$7,325	6.0%
Tier 1 capital (to average assets)
Consolidated	$33,770	21.5%	$6,292	4.0%	$7,865	5.0%
Old Line Bank	$29,299	18.7%	$6,268	4.0%	$7,835	5.0%
Consolidated Tier 1 capital consists of common stock, additional paid-in capital and retained earnings. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.
Failure to meet the capital requirement could affect our ability to pay dividends and accept deposits and may significantly affect our operations.
In the most recent regulatory report, we were categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

16.	Commitments and Contingencies
We lease four branch locations, two loan production offices, and our corporate headquarters under operating lease agreements expiring through 2040. Each of the leases provides extension options. On January 31, 2007, the Bank executed a lease for approximately 33,000 square feet of ground area and a free-standing bank building that Old Line Bank will construct on Ivy Lane in Greenbelt, Md. We plan to move the current Greenbelt branch located on Ivy Lane to this facility and expect this lease will commence in July 2009.
The approximate future minimum lease commitments under the operating leases as of December 31, 2007, are as follows:

Year	Amount

2008	$761,011
2009	785,027
2010	792,704
2011	809,568
2012	809,992
Remaining	17,522,992

$21,481,294

Rent expense was $671,110, $345,636, and $87,821 for the years ended December 31, 2007, 2006, and 2005, respectively.
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

Time Deposits-The fair value of time deposits with other banks is an estimate determined by discounting future cash flows using current rates offered for deposits of similar remaining maturities.

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

Borrowed funds-The fair value of short-term and long-term fixed rate FHLB advances is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

	Carrying	Fair
	amount	value

December 31, 2007

Financial assets
Time deposits	$2,000,000	$2,003,325
Investment securities	11,694,947	11,690,695
Loans	201,941,667	200,202,101

Financial liabilities
Interest bearing deposits	$142,670,944	$143,517,303
Long term borrowings	15,000,000	14,980,071

December 31, 2006

Financial assets
Investment securities	$16,921,038	$16,865,321
Loans	150,417,217	147,638,509

Financial liabilities
Interest bearing deposits	$131,708,780	$132,234,852
Long term borrowings	3,000,000	3,018,219

December 31, 2005

Financial assets
Investment securities	$16,129,556	$16,071,754
Loans	104,249,383	102,750,575

Financial liabilities
Interest bearing deposits	$89,253,741	$89,136,186
Long term borrowings	6,000,000	5,738,859

18.	Other Operating Expenses

Other operating expenses that are significant are as follows:

Years Ended December 31,	2007	2006	2005

Advertising	$46,797	$39,759	$26,497
Audit & exam fees	54,000	54,500	62,000
Branch security costs	50,422	26,947	27,743
Broker referrals	27,565	51,481	11,101
Business development	78,935	81,545	27,545
Courier fees	81,067	86,975	45,457
Director fees	120,400	112,000	107,700
FDIC Assessment	87,766	27,984	22,416
Organizational & legal expenses	36,734	35,149	36,590
Stationery & supplies	75,180	75,810	56,549
Other	712,633	609,153	405,010

Total	$1,371,499	$1,201,303	$828,608

19.	Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Old Line Bancshares, Inc. (Parent Company) follow:

Old Line Bancshares, Inc.
Balance Sheets
December 31,	2007	2006	2005

Assets
Cash and due from banks	$985,479	$3,793,016	$3,591,373
Loans	1,424,317	—	—
Investment in real estate LLC	805,971	793,714	837,436
Investment in Old Line Bank	31,296,637	30,142,215	29,043,818
Deferred income taxes	5,132	10,322	16,219
Other assets	189,065	110,948	60,523

	$34,706,601	$34,850,215	$33,549,369

Liabilities and Stockholders’ Equity

Accounts payable	$75,347	$34,261	$33,542

Stockholders’ equity
Common stock	40,758	42,537	42,489
Additional paid-in capital	30,465,013	31,868,025	31,735,627
Retained earnings	4,155,232	3,077,313	1,992,301

	34,661,003	34,987,875	33,770,417
Accumulated other comprehensive income	(29,749)	(171,921)	(254,590)

	34,631,254	34,815,954	33,515,827

	$34,706,601	$34,850,215	$33,549,369

19.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Income
Years Ended December 31,	2007	2006	2005

Interest and dividend revenue
Dividend from subsidiary	$505,189	$488,839	$467,342
Interest on money market and certificates of deposit	128,775	142,418	76,632
Interest on loans	54,170	—	—

Total interest and dividend revenue	688,134	631,257	543,974

Non-interest revenue
Income (loss) on investment in real estate LLC	24,100	56,278	(64)
Other fees	5,000	—	—

Total non-interest revenue	29,100	56,278	(64)

Non-interest expense	105,057	93,963	111,017

Income before income taxes	612,177	593,572	432,893
Income tax expense (benefit)	41,319	35,449	(11,713)

	570,858	558,123	444,606

Undistributed net income of subsidiary	1,012,251	1,015,728	694,333

Net income	$1,583,109	$1,573,851	$1,138,939

19.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Cash Flows
Years Ended December 31,	2007	2006	2005

Cash flows from operating activities
Interest and dividends received	$683,087	$631,257	$543,974
Income taxes	35,894	29,591	51,122
Cash paid for operating expenses	(30,349)	(95,554)	(77,595)

	688,632	565,294	517,501

Cash flows from investing activities
Loans made, net of principal collected	(1,424,317)	—	—
Investment in bank	—	—	(15,687,000)
Return of principal from (investment in) real estate LLC	11,843	100,000	(287,500)

	(1,412,474)	100,000	(15,974,500)

Cash flows from financing activities
Proceeds from stock options exercised	32,706	26,071	90,493
Tax benefit from stock options exercised	11,887	1,008	—
(Costs) proceeds from stock offering	—	(1,891)	19,177,507
Repurchase of common stock	(1,623,098)	—	—
Dividends paid	(505,190)	(488,839)	(267,343)

	(2,083,695)	(463,651)	19,000,657

Net increase (decrease) in cash and cash equivalents	(2,807,537)	201,643	3,543,658

Cash and cash equivalents at beginning of year	3,793,016	3,591,373	47,715

Cash and cash equivalents at end of year	$985,479	$3,793,016	$3,591,373

Reconciliation of net income to net cash provided by operating activities
Net income	$1,583,109	$1,573,851	$1,138,939
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of subsidiary	(1,012,251)	(1,015,728)	(694,333)
Stock based compensation awards	173,714	107,258	—
Decrease in deferred income taxes	5,190	5,897	5,897
(Income) Loss from investment in real estate LLC	(24,100)	(56,278)	64
Increase in other liabilities	41,086	719	33,422
(Increase) decrease in other assets	(78,116)	(50,425)	33,512

	$688,632	$565,294	$517,501

20.	Stockholders’ Equity

Stock Options

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. As of December 31, 2007, there were 157,480 shares remaining available for future issuance under the stock option plans.

The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2007, 2006, and 2005 was $26,432, $29,730, and $119,427, respectively.

A summary of the status of the outstanding options follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of shares	exercise price	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	182,820	$8.91	172,620	$8.60	114,420	$6.62
Options granted	47,200	10.57	15,000	11.31	79,800	10.35
Options exercised	(8,100)	4.72	(4,800)	5.43	(20,700)	4.37
Options expired	(5,000)	11.31	—	—	(900)	9.58

Outstanding, end of year	216,920	$9.37	182,820	$8.91	172,620	$8.60

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
	of shares at	remaining	exercise	of shares at	exercise
Exercise price	December 31, 2007	term	price	December 31, 2007	price

$3.33-$4.17	11,700	3.00	$3.44	11,700	$3.44
$4.18-$5.00	21,600	3.96	4.65	21,600	4.65
$7.65-$10.00	46,620	6.64	9.74	46,620	9.74
$10.01-$11.31	137,000	8.36	10.50	91,400	10.45

	216,920	7.26	$9.37	171,320	$9.04

Intrinsic value of vested exercisable options where the market value exceeds the exercise price	$123,719
Intrinsic value of outstanding options where the market value exceeds the exercise price	$127,365

20.	Stockholders’ Equity (Continued)

At December 31, 2007 there was $112,396 of total unrecognized compensation cost related to nonvested stock options that we expect to realize over the next 5 years. The following table summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values. We used the Black-Scholes option-pricing model.

Years Ended December 31,	2007	2006	2005

Expected Dividends	1%	1%	1%
Risk-free interest rate	4.64%	4.57%	4.39%
Expected volatility	20.2-20.4%	20.30%	22.27%
Weighted-average volatility	20.31%	20.33%	22.27%
Expected life in years	6.0-7.0	6.0-6.0	6.0-10.0
Weighted average fair value of options granted	$2.92	$3.06	$3.79
Preferred stock

We are authorized to issue up to 1,000,000 shares of preferred stock with a par value of one cent per share. There were no preferred shares outstanding at December 31, 2007, 2006, and 2005.

21.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations
Three months ended
(Dollars in thousands except per share data)

2007	December 31,	September 30,	June 30,	March 31,

Interest income	$3,817	$3,786	$3,523	$3,428
Interest expense	1,594	1,666	1,536	1,467
Net interest income	2,223	2,120	1,987	1,961
Provision for loan losses	112	120	30	56
Net income	519	328	408	328
Earnings per share-basic	0.13	0.08	0.10	0.08
Earnings per share-diluted	0.13	0.08	0.10	0.08

2006	December 31,	September 30,	June 30,	March 31,

Interest income	$3,180	$2,820	$2,643	$2,380
Interest expense	1,218	932	853	727
Net interest income	1,962	1,888	1,790	1,653
Provision for loan losses	43	26	140	130
Net income	367	417	407	383
Earnings per share-basic	0.09	0.10	0.10	0.09
Earnings per share-diluted	0.09	0.10	0.10	0.09

2005

Interest income	$2,126	$1,800	$1,621	$1,456
Interest expense	666	580	471	411
Net interest income	1,460	1,220	1,150	1,045
Provision for loan losses	39	40	75	50
Net income	388	281	243	227
Earnings per share-basic	0.10	0.13	0.11	0.11
Earnings per share-diluted	0.10	0.13	0.11	0.10

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 9A.	Controls and Procedures
     As of the end of the period covered by this annual report on Form 10-K, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2007. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
Management’s Report On Internal Control Over Financial Reporting
     The management of Old Line Bancshares, Inc. (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
     Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information
     None

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
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
     The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11.	Executive Compensation
     The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table sets forth certain information as of December 31, 2007, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.
Equity Compensation Plan Information
December 31, 2007

	Number of securities to	Weighted average exercise
	be issued upon exercise	price of outstanding	Number of securities
	of outstanding options,	options, warrants and	remaining available
Plan Category	warrants and rights	rights	for future issuance

Equity compensation plans approved by security holders (1)	216,920	$9.37	157,480

(1)	Includes the 1990 Stock Option Plan, as amended, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. The 1990 Stock Option Plan, as amended, and the 2001 Incentive Stock Option Plan, as amended, were approved by security holders of Old Line Bank and its predecessor, Old Line National Bank. Effective September 15, 2003, all of the then stockholders of Old Line Bank became stockholders of Old Line Bancshares, Inc. The 2004 Equity Incentive Plan was approved by security holders of Old Line Bancshares, Inc.
     The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2008 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14.	Principal Accounting Fees and Services.
Audit and Non-Audit Fees
     The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

	Year Ended
	December 31,
	2007	2006
Audit Fees (1)	$41,600	$40,100
Tax Fees (2)	5,000	5,758
All Other Fees (3)	263	2,440

Total	$46,863	$48,298

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Rowles & Company, LLP in connection with statutory and regulatory filings or engagements.

(2)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(3)	All Other Fees in 2007 are for review of Press Releases and in 2006 are for discussions regarding the consolidation of Pointer Ridge Office Investment, LLC under FIN 46R.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
     Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.
3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.2(1)	Articles of Amendment of Old Line Bancshares, Inc.
3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.
4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and James W. Cornelsen
10.2(G)	Fourth Amendment to Executive Employment Agreement dated January 1, 2008 between Old Line Bank and James W. Cornelsen
10.4(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.4.1(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen
10.5(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.5.1(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen
10.6(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and Joseph E. Burnett
10.7(G)	Fourth Amendment to Executive Employment Agreement dated January1, 2008 between Old Line Bank and Joseph . Burnett
10.9(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett
10.9.1(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett
10.10(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett
10.10.1(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett
10.11(A)	Employment Agreement March 31, 2003 between Old Line Bank and Christine M. Rush
10.12(G)	Fourth Amendment to Executive Employment Agreement dated January 1, 2008 between Old Line Bank and Christine M. Rush
10.14(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.14.1(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Christine Rush
10.15(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.15.1(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush
10.16(B)	2001 Stock Option Plan, as amended
10.17(B)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan
10.18(B)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan
10.19(C)	1990 Stock Option Plan, as amended
10.20(C)	Form of Incentive Stock Option Grant Letter for 1990 Stock Option Plan
10.21(C)	Form of Director Non-Qualified Stock Option Agreement for 1990 Stock Option Plan
10.22(E)	2004 Equity Incentive Plan
10.23(G)	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan
10.24(G)	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy
10.25(D)	Lease Agreement dated April 29, 1999 between Live Oak Limited Partnership and Old Line National Bank
10.26(D)	Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank
10.27(F)	Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank

Exhibit No.	Description of Exhibits
10.28(F)	Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC
10.29(H)	AIA Construction Agreement dated April 14, 2005 between Pointer Ridge Office Investment, LLC and Waverly Construction & Management Company Inc.
10.30(H)	Incentive Plan Model and Stock Option Model
10.31(I)	Deed of Lease dated as of July 28, 2005 between Baltimore Boulevard Associates Limited Partnership and Old Line Bank
10.32(M)	First Amendment to Deed of Lease dated as of February 7, 2008 by and between Baltimore Boulevard Associated Limited Partnership and Old Line Bank
10.33(N)	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.
10.34(N)	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.
10.35(J)	Amendment of Lease Agreement dated June 5, 2006 between Ridgley I, LLC and Old Line Bank to the lease entered into July 7, 2004.
10.36(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (1st Floor 1525 Pointer Ridge Place, Bowie, Md.).
10.37(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (3rd Floor 1525 Pointer Ridge Place, Bowie, Md.).
10.38(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (4th Floor 1525 Pointer Ridge Place, Bowie, Md.).
10.39(L)	Indemnity Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006.
10.40(P)	Lease Agreement dated December 29, 2006 between Old Line Bank and Eleventh Springhill Lake Associates, LLC
21(A)	Subsidiaries of Registrant
23.1	Consent of Rowles & Company, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

(A)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-111587).

(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-113097).

(D)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB/A filed on April 8, 2004.

(E)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on February 5, 2008.

(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Registration Statement on Form SB2, under the Securities Act of 1933, as amended (Registration Number 333-127792) filed on August 23, 2005.

(J)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-QSB filed on August 10, 2006.

(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(L)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 9, 2006.

(M)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on February 12, 2008.

(N)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB filed on March 28, 2006.

(O)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 7, 2008.

(P)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-Q filed on May 10, 2007.
Note: Exhibits 10.1 through 10.24, and 10.30 relate to management contracts or compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.
Date: March 11, 2008	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James W. Cornelsen James W. Cornelsen	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2008

/s/ Christine M. Rush Christine M. Rush	Chief Financial Officer (Principal Accounting and Financial Officer)	March 11, 2008

/s/ Charles A. Bongar, Jr. Charles A. Bongar, Jr.	Director	March 11, 2008

/s/ Craig E. Clark Craig E. Clark	Director and Chairman of the Board	March 11, 2008

/s/ Daniel W. Deming Daniel W. Deming	Director	March 11, 2008

/s/ James F. Dent James F. Dent	Director	March 11, 2008

/s/ Nancy L. Gasparovic Nancy L. Gasparovic	Director	March 11, 2008

/s/ Frank Lucente, Jr. Frank Lucente, Jr.	Director	March 11, 2008

/s/ Gail D. Manuel Gail D. Manuel	Director	March 11, 2008

/s/ John D. Mitchell John D. Mitchell	Director	March 11, 2008

/s/ Gregory S. Proctor, Sr. Gregory S. Proctor, Sr.	Director	March 11, 2008

/s/ Suhas R. Shah Suhas R. Shah	Director	March 11, 2008

/s/ John M. Suit, II John M. Suit, II	Director	March 11, 2008