Form 10-Q
period 2008-03-31
OLD LINE BANCSHARES INC
filed 2008-05-12
CIK 1253317

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
     Yes ☐      No ☑
As of April 25, 2008, the registrant had 3,907,450 shares of common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash and due from banks	$4,394,513	$3,172,089
Federal funds sold	16,260,451	9,822,079

Total cash and cash equivalents	20,654,964	12,994,168
Time deposits in other banks	2,000,000	2,000,000
Investment securities available for sale	6,003,112	9,393,356
Investment securities held to maturity	9,543,082	2,301,591
Loans, less allowance for loan losses	203,221,267	201,941,667
Restricted equity securities at cost	2,126,550	2,080,250
Investment in real estate LLC	818,967	805,971
Bank premises and equipment	4,484,744	4,207,395
Accrued interest receivable	975,295	918,078
Deferred income taxes	140,309	161,940
Bank owned life insurance	7,851,470	7,769,290
Other assets	751,252	637,570

	$258,571,012	$245,211,276

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$34,739,228	$35,141,289
Interest-bearing	152,032,664	142,670,944

Total deposits	186,771,892	177,812,233
Short-term borrowings	21,836,844	16,347,096
Long-term borrowings	15,000,000	15,000,000
Accrued interest payable	578,253	693,868
Income tax payable	78,416	238,226
Other liabilities	644,484	488,599

	224,909,889	210,580,022

Stockholders’ equity
Common stock, par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 3,907,450 in 2008, and 4,075,849 in 2007	39,074	40,758
Additional paid-in capital	29,126,022	30,465,013
Retained earnings	4,478,645	4,155,232

	33,643,741	34,661,003
Accumulated other comprehensive income	17,382	(29,749)

	33,661,123	34,631,254

	$258,571,012	$245,211,276

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Interest revenue
Loans, including fees	$3,503,684	$2,880,557
U.S. Treasury securities	22,487	31,575
U.S. government agency securities	25,532	80,360
Mortgage backed securities	18,059	13,915
Municipal securities	24,917	26,978
Federal funds sold	126,378	373,465
Other	49,385	21,288

Total interest revenue	3,770,442	3,428,138

Interest expense
Deposits	1,334,837	1,360,514
Borrowed funds	206,072	106,244

Total interest expense	1,540,909	1,466,758

Net interest income	2,229,533	1,961,380

Provision for loan losses	38,400	56,000

Net interest income after provision for loan losses	2,191,133	1,905,380

Non-interest revenue
Service charges on deposit accounts	72,952	70,920
Marine division broker origination fees	—	77,674
Earnings on bank owned life insurance	91,603	67,350
Income on investment in real estate LLC	12,896	9,768
Other fees and commissions	54,987	40,195

Total non-interest revenue	232,438	265,907

Non-interest expense
Salaries	734,931	754,171
Employee benefits	269,453	284,814
Occupancy	279,922	210,438
Equipment	70,475	61,446
Data processing	61,252	59,440
Other operating	329,277	332,658

Total non-interest expense	1,745,310	1,702,967

Income before income taxes	678,261	468,320

Income taxes	233,428	140,778

Net income	$444,833	$327,542

Basic earnings per common share	$0.11	$0.08
Diluted earnings per common share	$0.11	$0.08
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2007	4,075,849.0	$40,758	$30,465,013	$4,155,232	$(29,749)
Common stock repurchased	(168,399.0)	(1,684)	(1,383,870)	—	—
Net income	—	—	—	444,833	—	$444,833
Unrealized gain on securities available for sale, net of income taxes of $30,700	—	—	—	—	47,131	47,131

Comprehensive income						$491,964

Stock based compensation awards	—	—	44,879	—	—
Cash dividend $0.03 per share	—	—	—	(121,420)	—

Balance, March 31, 2008	3,907,450.0	$39,074	$29,126,022	$4,478,645	$17,382

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2008	2007

Cash flows from operating activities
Interest received	$3,653,997	$3,438,361
Fees and commissions received	137,262	193,552
Interest paid	(1,656,524)	(1,324,928)
Cash paid to suppliers and employees	(1,560,139)	(1,980,236)
Income taxes paid	(402,307)	(344,670)

	172,289	(17,921)

Cash flows from investing activities
Purchase of investment securities
Held to maturity	(7,241,731)	—
Available for sale	(2,000,000)	—
Proceeds from disposal of investment securities
Available for sale at maturity or call	5,467,425	617,371
Loans made, net of principal collected	(1,257,882)	(7,629,868)
Purchase of equity securities	(46,300)	(54,700)
Investment in bank owned life insurance (BOLI)	—	(4,000,000)
Investment in real estate LLC	(100)	—
Purchase of premises, equipment and software	(375,337)	(164,281)
Proceeds from sale of premises and equipment	—	71,198

	(5,453,925)	(11,160,280)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	7,064,240	10,848,786
Other deposits	1,895,418	(8,821,525)
(Decrease) increase in short-term borrowings	5,489,748	210,587
Proceeds from stock options exercised, including tax benefit	—	6,250
Repurchase of common stock	(1,385,554)	—
Dividends paid	(121,420)	(127,639)

	12,942,432	2,116,459

Net increase (decrease) in cash and cash equivalents	7,660,796	(9,061,742)

Cash and cash equivalents at beginning of year	12,994,168	39,628,195

Cash and cash equivalents at end of year	$20,654,964	$30,566,453

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2008	2007

Reconciliation of net income to net cash provided (used) by operating activities
Net income	$444,833	$327,542

Adjustments to reconcile net income to net cash provided (used) by operating activities

Depreciation and amortization	97,644	85,656
Provision for loan losses	38,400	56,000
Loss on sale of equipment	—	(12,190)
Change in deferred loan fees net of costs	(60,118)	(17,127)
Amortization of premiums and discounts	890	1,029
Deferred income taxes	(9,069)	(22,956)
Stock based compensation awards	44,879	83,193
(Income) loss from investment in real estate LLC	(12,896)	(9,768)
Increase (decrease) in
Accrued interest payable	(115,615)	141,830
Other liabilities	(3,925)	(277,689)
Decrease (increase) in
Accrued interest receivable	(57,217)	26,321
Bank owned life insurance	(82,180)	(62,587)
Other assets	(113,337)	(337,175)

	$172,289	$(17,921)

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business-Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of Old Line Bank. Old Line Bancshares, Inc. also has an approximately $819,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).

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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2007 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares, Inc.’s Form 10-K for the year ended December 31, 2007. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

	Three Months Ended
	March 31,
	2008	2007

Weighted average number of shares	4,034,126	4,254,359
Dilutive average number of shares	3,121	14,923
5.	STOCK-BASED COMPENSATION

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an individual is required to provide service in exchange for such award. For the three months ended March 31, 2008 and 2007, we recorded stock-based compensation expense of $44,879 and $83,193, respectively.

Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the three months ended March 31, 2008. For the three months ended March 31, 2007, we recognized an $11,887 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options.

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have issued grants with options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. At March 31, 2008, there was $126,858 of total unrecognized compensation cost related to nonvested stock options that we expect to realize over the next 4.5 years. As of March 31, 2008, there were 130,180 shares remaining available for future issuance under the stock option plans.

Directors and officers did not exercise any options during the three month period ended March 31, 2008. The intrinsic value of the 900 options that directors and officers exercised during the quarter ended March 31, 2007 was $5,184.

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
5.	STOCK-BASED COMPENSATION (Continued)

A summary of the stock option activity during the three month period follows:

	March 31,
	2008		2007
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	216,920	$9.37	182,820	$8.91
Options granted	37,300	7.75	35,200	10.48
Options exercised	—	—	(900)	4.72
Option forfeited	(10,000)	11.00	—	—

Outstanding, end of period	244,220	$9.06	217,120	$9.18

Information related to options as of March 31, 2008 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	March 31, 2008	term	price	March 31, 2008	price
$3.33-$4.17	11,700	2.75	$3.44	11,700	$3.44
$4.18-$5.00	21,600	3.71	4.65	21,600	4.65
$5.01-$10.00	83,920	7.92	8.85	59,054	9.32
$10.01-$11.31	127,000	8.08	10.46	95,800	10.45

	244,220	7.39	$9.06	188,154	$8.99

Intrinsic value of outstanding options where the market value exceeds the exercise price		$142,085
Intrinsic value of exercisable options where the market value exceeds the exercise price		$47,684

6.	RETIREMENT PLAN

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of employee eligible compensation. Our contributions to the plan, included in employee benefit expenses, were $32,114, and $33,299, for the three months ended March 31, 2008 and 2007, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the three month periods ended March 31, 2008 and 2007 were $29,811 and $25,492, respectively.

7.	ASSETS MEASURED AT FAIR VALUE ON A CONTINUING BASIS

On January 1, 2008, we adopted Statement of Financing Accounting Standards No. 157, Fair Value Measurements. Old Line Bank values investment securities classified as available for sale at fair value. The fair value hierarchy established in SFAS 157, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. We value U.S. Treasury securities under Level 1, and municipal, debt securities, and equity investments under Level 2 and agency securities under Level 3. At March 31, 2008, we established values for available for sale investment securities as follows:

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Invesment securities available for sale	6,003,112	501,094	4,997,568	504,450

8.	RECENT ACCOUNTING STANDARDS

The following are recent accounting pronouncements approved by the Financial Accounting Standards Board (FASB). These Statements will not have any material impact on the financial statements of Bancshares or the Bank.

In December 2007, the FASB issued SFAS No. 160 (revised 2007), Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of the company’s first fiscal year after December 15, 2008. We do not expect that SFAS 160 will have a material impact on our consolidated results of operations or financial position.

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

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financing reporting. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This Statements is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect SFAS No. 161 will have a material impact on our consolidated results of operations or financial position.
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

          Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $819,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants. We lease approximately 50% of this building for our main office and operate a branch of Old Line Bank from this address.
Summary of Recent Performance and Other Activities
          We are pleased to report sound financial performance for the first quarter of 2008. Net income was $444,833 or $0.11 per basic and diluted common share for the three month period ending March 31, 2008. This was $117,291 or 35.81% higher than net income of $327,542 or $0.08 per basic and diluted common share for the same period in 2007.
          During the first quarter of 2008, the following events occurred.
•	We opened our 7th branch location in College Park, Maryland.

•	The loan portfolio grew $1.3 million (0.64%).

•	We maintained asset quality.

•	Total deposits grew $8.9 million (5.06%).

•	Total assets grew $13.4 million (5.46%).

•	We repurchased 168,399 shares of our common stock at an average price of $8.23 per share.

          We believe that it was an accomplishment to increase earnings, grow the loan portfolio and maintain credit quality despite the challenging economic environment and the uncertainties faced by our industry. The following summarizes the highlights of our financial performance for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)
	2008	2007	$Change	% Change
Net income	$445	$328	$117	35.67%
Interest revenue	3,770	3,428	342	9.98
Interest expense	1,541	1,467	74	5.04
Net interest income after provision for loan losses	2,191	1,905	286	15.01
Non-interest revenue	232	266	(34)	(12.78)
Non-interest expense	1,745	1,703	42	2.47
Average total loans	204,787	157,495	47,292	30.03
Average interest earning assets	234,486	203,180	31,306	15.41
Average total interest-bearing deposits	148,424	136,339	12,085	8.86
Average noninterest-bearing deposits	35,307	36,007	(700)	(1.94)
Net interest Margin (1)	3.84%	3.97%
Return on average equity	5.13%	3.78%
Basic earnings per common share	$0.11	$0.08	$0.03	37.50
Diluted earnings per common share	0.11	0.08	0.03	37.50

(1)	See “Reconciliation of Non-GAAP Measures”
Growth Strategy
          We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.
          We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. We plan to expand in Prince George’s County and Anne Arundel County, Maryland and may expand in Charles County and contiguous northern and western counties, such as Montgomery County and Howard County, Maryland.
          In February 2008, we opened a branch in College Park (Prince George’s County), Maryland at 9658 Baltimore Avenue, College Park, Maryland. This branch is in the same building as the loan production office that houses our team of loan officers. We hired the Branch Manager and staff for this location in February 2008.
          As part of our expansion efforts, in July 2004, Old Line Bank executed a lease and applied to regulatory authorities to open a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County. We anticipated that construction of the building in which we plan to locate the branch would begin during the second or third quarter of 2006 and we expected to open the branch in the first quarter of 2007. However, the owner of the property was unable to complete the requirements contained in the lease and begin construction of the branch. Construction of this location began in 2007. We expect to open this branch during the fourth quarter of 2008 or the first quarter of 2009.

          In July 2007, we identified a site for a second branch location in Bowie, Maryland. Currently, the landlord is preparing a pad site. Assuming the landlord completes the preparation of the pad site and meets all of the conditions of the lease, we plan to lease the pad site and construct a branch. The pad site is located in the Fairwood Office Park in Bowie, Maryland. We anticipate we will open this branch during the 3rd or 4th quarter of 2008.
          We plan to open an additional branch in Annapolis, Anne Arundel County in 2008. We have identified a potential site for this branch and are currently in negotiations with the landlord regarding the lease.
          As expected, the operations of the Greenbelt branch that we opened in June 2007 and the opening of the College Park branch in February 2008 were the primary reasons for a $69,484 or 33.02% increase in occupancy expense and a $9,029 or 14.69% increase in equipments costs during the three month period. Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increase in expenses.
          Expansion of Commercial, Construction and Commercial Real Estate Lending
          We hired a new Vice President of Commercial Lending for our Waldorf office and a new Senior Vice President of Commercial Lending to service the Anne Arundel County market during 2007. We also hired a Senior Vice President of Commercial Lending, in August 2006, who resigned in February 2008.
          As we expected, the increase in personnel during 2007 and the staffing for the new College Park and Greenbelt branches caused an increase in salary and benefit expenses in the first quarter of 2008 compared to the first quarter of 2007. This increase was offset by the termination of the employees that worked in the marine division that we closed at the end of the third quarter of 2007.
          As a result of the new branches and lending personnel, we anticipate the bank will experience continued improvement in loan and deposit growth during 2008 and beyond. We anticipate that after establishment of the Bowie, Annapolis and Crofton branches outlined above that we will slow down the rate of branch expansion, although should we identify new branch locations that will support our long term growth plans we may open additional branches.
          Other Opportunities
          We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, telephone banking and Internet banking with on-line account access and bill payer service. In the fourth quarter of 2007, we began offering selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us. We anticipate that this service will modestly increase equipment cost, reduce courier fees, and positively impact deposit growth. We will continue to evaluate cost effective ways that technology can enhance our management, products and services.
          We plan to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We currently have no specific plans to acquire existing financial institutions or branches thereof or to hire additional loan officers.
Results of Operations
     Net Interest Income
          Net interest income is the difference between income on interest earning assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments, and federal funds sold; interest-bearing deposits and other borrowings make up the cost of funds. Noninterest-bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

          Three months ended March 31, 2008 compared to three months ended March 31, 2007
          Net interest income after provision for loan losses for the three months ended March 31, 2008 increased $285,753 or 15.00% to $2.2 million from $1.9 million for the same period in 2007. The increase was primarily attributable to an increase in total average interest earning assets.
          Interest revenue increased from $3.4 million for the three months ended March 31, 2007 to $3.8 million for the same period in 2008. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of substantial increases in interest earning assets primarily caused by a $47.3 million increase in average total loans. The growth in average total loans was attributable to the business development efforts of the entire Old Line Bank lending team and directors and the expansion of our branch network. We believe that the expansion of our branch network provides us with increased name recognition and new opportunities that contributed to our growth. Interest expense for all interest-bearing liabilities amounted to $1.5 million for the three months ended March 31, 2008 and 2007.
          Our net interest margin was 3.84% for the three months ended March 31, 2008, as compared to 3.97% for the three months ended March 31, 2007. The 13 basis point decrease in the net interest margin is the result of several components. The yield on average interest earning assets decreased 42 basis points during the period primarily because of the recent and rapid 300 basis point rate reduction in the federal funds interest rate that the Federal Reserve implemented. We partially offset these rate reductions through growth in the loan portfolio. As a result of this growth, there were a higher percentage of funds invested in higher yielding commercial and mortgage loans during the period. In the prior year, these funds were invested in federal funds and lower yielding investments.
          The 65 basis point reduction in the cost of interest-bearing liabilities that occurred as a result of re-pricing of interest bearing accounts to current market interest rates and maturities of and subsequent re-pricing of time deposits offset the decrease in yield on interest earning assets and improved our net interest spread. However, because of an increase in the percentage of average balances maintained in interest-bearing deposits relative to total deposits, the net interest margin declined.
          Because of increased recognition in the Prince George’s County market, the new loan officers in Charles and Anne Arundel Counties, the addition of the College Park and Greenbelt branches and with continued growth in deposits, we anticipate that we will continue to grow earning assets during the remainder of 2008. Provided that the Federal Reserve does not continue to implement rapid federal funds decreases, we believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our net interest income and modest improvement in the net interest margin during the remainder of 2008, although there is no assurance that this will be the case.

     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended March 31,	2008			2007
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$16,712,451	$129,193	3.10%	$28,855,433	$384,204	5.40%
Time deposits in other banks	2,000,000	20,266	4.06	—	—
Investment securities(1)(2)
U.S. Treasury	2,769,346	23,783	3.44	4,000,075	33,104	3.36
U.S. government agency	3,065,740	27,004	3.53	8,086,801	84,252	4.23
Mortgage backed securities	1,675,894	18,059	4.32	1,419,727	13,915	3.97
Municipal securities	3,005,390	36,248	4.84	3,228,974	39,296	4.94
Other	2,080,657	30,041	5.79	1,467,479	21,685	5.99

Total investment securities	12,597,027	135,135	4.30	18,203,056	192,252	4.28

Loans: (3)
Commercial	55,896,847	1,053,762	7.56	39,188,677	823,733	8.52
Mortgage	130,781,054	2,210,937	6.78	96,741,333	1,787,379	7.49
Installment	18,109,472	238,985	5.29	21,565,294	269,445	5.07

Total loans	204,787,373	3,503,684	6.86	157,495,304	2,880,557	7.42

Allowance for loan losses	1,610,509	—		1,374,075	—

Total loans, net of allowance	203,176,864	3,503,684	6.92	156,121,229	2,880,557	7.48

Total interest earning assets(1)	234,486,342	3,788,278	6.48	203,179,718	3,457,013	6.90

Non-interest bearing cash	3,844,427			3,839,335
Premises and equipment	4,195,720			4,081,213
Other assets	10,775,269			8,409,822

Total assets(1)	$253,301,758			$219,510,088

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$6,245,038	11,561	0.74	$9,064,901	15,009	0.67
Money market and NOW	34,283,999	111,404	1.30	23,620,827	116,425	2.00
Other time deposits	107,894,604	1,211,872	4.51	103,653,622	1,229,080	4.81

Total interest-bearing deposits	148,423,641	1,334,837	3.61	136,339,350	1,360,514	4.05
Borrowed funds	33,306,846	206,072	2.48	10,674,695	106,244	4.04

Total interest-bearing liabilities	181,730,487	1,540,909	3.40	147,014,045	1,466,758	4.05

Noninterest-bearing deposits	35,307,109			36,007,396

	217,037,596			183,021,441
Other liabilities	1,479,612			1,347,673
Stockholders’ equity	34,784,550			35,140,974

Total liabilities and stockholders’ equity	$253,301,758			$219,510,088

Net interest spread(1)			3.08			2.85

Net interest income and Net interest margin(1)		$2,247,369	3.84%		$1,990,255	3.97%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Average non-accruing loans for the periods ended March 31, 2008 and 2007 were $1,061,145 and $49,176, respectively.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

	Three months Ended March 31,
	2008 compared to 2007
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$(255,011)	$(204,598)	$(50,413)
Time deposits in other banks	20,266	—	20,266
Investment Securities(1)
U.S. Treasury	(9,321)	2,880	(12,201)
U.S. Government agency	(57,248)	(29,436)	(27,812)
Mortgage backed securities	4,144	2,735	1,409
Municipal securities	(3,048)	(1,630)	(1,418)
Other	8,356	(2,434)	10,790
Loans:
Commercial	230,029	(247,413)	477,442
Mortgage	423,558	(441,104)	864,662
Installment	(30,460)	29,992	(60,452)

Total interest revenue (1)	331,265	(891,008)	1,222,273

Interest-bearing liabilities
Savings	(3,448)	3,458	(6,906)
Money market and NOW	(5,021)	(84,103)	79,082
Other time deposits	(17,208)	(102,369)	85,161
Borrowed funds	99,828	(149,936)	249,764

Total interest expense	74,151	(332,950)	407,101

Net interest income(1)	$257,114	$(558,058)	$815,172

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

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
          The provision for loan losses was $38,400 for the three months ended March 31, 2008, as compared to $56,000 for the three months ended March 31, 2007, a decrease of $17,600 or 31.43%. After completing the analysis outlined below, during the three month period ended March 31, 2008, we decreased the provision for loan losses primarily because there was a minimal 0.63% growth in the loan portfolio from December 31, 2007 to March 31, 2008 and imminent resolution of the $1.1 million in non-performing assets in the loan portfolio discussed in the Asset Quality section below. We have not experienced any change in the quality of the loans in the portfolio and we have no loans, other than the two non-performing assets, past due more than 30 days. We believe that most of our clients, even those that directly or indirectly serve the real estate industry, remain financially strong. Based on our analysis, there is not any justification for an increased provision at this time.
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

          We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management’s estimation increase the risk inherent in the category. If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category. For all periods presented, there were no specific adjustments made for concentrations of credit or economic considerations. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience. These factors include, but are not limited to, changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and the effect of other external factors such as economic factors, competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
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
          We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At March 31, 2008, we had two non-accrual loans totaling $1.1 million. We have not designated a specific allowance for either of these non-accrual loans. We have no other loans past due 30 days or more. We also do not have any substantive loans comprised of sub-prime mortgages.
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
          The allowance for loan losses represents 0.79% of gross loans at March 31, 2008 and 0.78% at December 31, 2007. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

     The following table provides an analysis of the allowance for loan losses for the periods indicated:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2008	2007	2007

Balance, beginning of period	$1,586,737	$1,280,396	$1,280,396
Provision for loan losses	38,400	56,000	318,000

Chargeoffs:
Commercial	—	—	(6,064)
Installment	—	(4,979)	(6,085)

Total chargeoffs	—	(4,979)	(12,149)
Recoveries:
Installment	159	184	490

Total recoveries	159	184	490

Net (chargeoffs) recoveries	159	(4,795)	(11,659)

Balance, end of period	$1,625,296	$1,331,601	$1,586,737

Allowance for loan losses to gross loans	0.79%	0.84%	0.78%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.000%	0.003%	0.007%
     The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

	March 31,				December 31,
	2008		2007		2007
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & others	$10,563	0.40%	$9,092	1.48%	$10,236	0.45%
Boat	101,557	8.09	155,244	12.10	106,405	8.66
Mortgage	1,108,791	63.86	841,365	61.33	1,080,897	63.57
Commercial	404,385	27.65	325,900	25.09	389,199	27.32

Total	$1,625,296	100.00%	$1,331,601	100.00%	$1,586,737	100.00%

          Non-interest Revenue
          Three months ended March 31, 2008 compared to three months ended March 31, 2007
          Non-interest revenue totaled $232,438 for the three months ended March 31, 2008, a decrease of $33,469 or 12.59% from the 2007 amount of $265,907. Non-interest revenue for the three months ended March 31, 2008 and March 31, 2007 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions. For the period ended March 31, 2007, non-interest revenue also included broker origination fees from the marine division.
     The following table outlines the changes in non-interest revenue for the three month periods.

	March 31,	March 31,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$72,952	$70,920	$2,032	2.87%
Marine division broker origination fees	—	77,674	(77,674)	(100.00)
Earnings on bank owned life insurance	91,603	67,350	24,253	36.01
Income (loss) on investment in real estate LLC	12,896	9,768	3,128	32.02
Other fees and commissions	54,987	40,195	14,792	36.80

Total non-interest revenue	$232,438	$265,907	$(33,469)	(12.59)%

          Service charges on deposit accounts increased due to increases in the number of customers and the services they used. There were no fees earned from marine division broker origination fees during the quarter ended March 31, 2008 because late in the third quarter of 2007, we closed this division. Earnings on bank owned life insurance increased primarily because we invested an additional $4 million in February 2007. Therefore, we had an additional thirty days in earnings on the BOLI during the three months ended March 31, 2008. Pointer Ridge was fully leased during the 1st quarter of 2008 and had vacancies during the 1st quarter of 2007. As a result of this and rental increases, income on investment in real estate LLC was higher in the 1st quarter of 2008 than the comparable period of 2007. Other fees and commissions increased $14,792 primarily because in April 2007 we started leasing the Waldorf office space that we vacated in July 2006.
          Because of the new lenders we have hired and the new College Park and Greenbelt branches that we have opened, we expect that customer relationships will continue to grow during the remainder of 2008. We anticipate this growth will cause an increase in service charges on deposit accounts. As a result of our decision to cease operations in the marine division, we will not have any fee income from the marine division in 2008. We believe the demand in the commercial real estate market will remain stable and we will have an additional number of opportunities to provide financing of these facilities. Therefore, other loan fees which are included in other fees and commissions should remain constant. We expect our earnings on bank owned life insurance will remain stable during the remainder of 2008. We anticipate the income from Pointer Ridge will remain stable during the remainder of the year and will produce moderate earnings.

          Non-interest Expense
          Three months ended March 31, 2008 compared to three months ended March 31, 2007
          Non-interest expense remained relatively stable for the three months ended March 31, 2008 at $1.7 million compared to the same period in 2007. The following chart outlines the changes in non-interest expenses for the period.

	March 31,	March 31,
	2008	2007	$ Change	%Change
Salaries	$734,931	$754,171	$(19,240)	(2.55)%
Employee benefits	269,453	284,814	(15,361)	(5.39)
Occupancy	279,922	210,438	69,484	33.02
Equipment	70,475	61,446	9,029	14.69
Data processing	61,252	59,440	1,812	3.05
Other operating	329,277	332,658	(3,381)	(1.02)

Total non-interest expenses	$1,745,310	$1,702,967	$42,343	2.49%

          Salary and benefit expenses decreased primarily because we closed the marine division late in the third quarter of 2007 and terminated the employees associated with it and stock based compensation expense decreased from $83,193 in 2007 to $44,879 for the same period in 2008. The stock based compensation expense decreased because the Board of Directors did not receive any vested options in the first quarter of 2008 and they received 10,000 vested options during the first quarter of 2007. These reductions were partially offset by the costs associated with the new personnel hired for the Greenbelt and College Park branches and the new loan officers hired in April and September of 2007.
          Occupancy expense increased because of the opening of the new Greenbelt branch in June 2007 and the new College Park branch in February 2008. Data processing increased because of the new locations and new services provided by our data processor. Other operating expenses decreased primarily because there were no origination costs derived from the marine division during the period.
          For the remainder of 2008, we anticipate non-interest expenses will increase. We will incur increased rent expense related to the new Greenbelt and College Park location and increased operational expenses associated with these branches as well as costs associated with the additional branches we expect to open during 2008. The stock based compensation expense will decline during the remainder of the year.
          Income Taxes
          Three months ended March 31, 2008 compared to three months ended March 31, 2007
          Income tax expense was $233,428 (34.42% of pre-tax income) for the three months ended March 31, 2008 as compared to $140,778 (30.06% of pre-tax income) for the same period in 2007. The increase in the effective tax rate is primarily due to a decrease in interest on tax exempt securities as a percent of pre-tax income during the period.

          Net Income
          Three months ended March 31, 2008 compared to three months ended March 31, 2007
          Net income was $444,833 or $0.11 per basic and diluted common share for the three month period ending March 31, 2008 compared to net income of $327,542 or $0.08 per basic and diluted common share for the same period in 2007. The increase in net income was the result of a $285,753 increase in net interest income after provision for loan losses and a $42,343 reduction in non-interest expense partially offset by a $33,469 decrease in non-interest revenue and a $92,650 increase in income taxes for the period compared to the same period in 2007. Earnings per common share increased on a basic and diluted basis because of higher earnings in 2008 and because the average number of common shares decreased by 214,773 common shares from 4,254,359 in 2007 to 4,034,126 in 2008 because we repurchased 354,359 shares of common stock since inception of the Stock Repurchase Program in December 2007. We repurchased 168,399 shares of common stock during the quarter ended March 31, 2008.
Analysis of Financial Condition
          Investment Securities
          Our portfolio consists primarily of U.S. Treasury securities, U.S. government agency securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying our earning asset portfolio. While we generally intend to hold the investment securities until maturity, we classify a significant portion of the investment securities as available for sale. We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for investment securities classified in the held to maturity category at amortized cost. We invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
          The investment securities at March 31, 2008 amounted to $15.5 million, an increase of $3.8 million, or 32.93%, from the December 31, 2007 amount of $11.7 million. Available for sale investment securities decreased to $6.0 million at March 31, 2008 from $9.4 million at December 31, 2007. The decrease in the available for sale investment securities occurred because some of these assets matured and we purchased federal funds, investment securities held to maturity, or deployed the proceeds into loans. Held to maturity securities at March 31, 2008 increased to $9.5 million from the $2.3 million balance on December 31, 2007 because we purchased new securities during the period. The fair value of available for sale securities included net unrealized gains of $28,704 at March 31, 2008 (reflected as unrealized gains of $17,382 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $49,127 ($29,749 net of taxes) as of December 31, 2007. In general, the increase in fair value was a result of the maturity of securities, declining interest rates and a shortening of the remaining term until maturity. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
          Investment in real estate LLC
          As discussed above, Old Line Bancshares has a 50% ownership or $818,967 investment in Pointer Ridge, a real estate investment limited liability company. In July 2006, we moved our main office facility from Waldorf, Maryland to the building owned by Pointer Ridge at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County and established a branch in this facility.
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
          The loan portfolio, net of allowance, unearned fees and origination costs, increased $1.3 million or 0.64% to $203.2 million at March 31, 2008 from $201.9 million at December 31, 2007. Commercial business loans increased by $1.0 million (1.85%), commercial real estate loans (generally owner-occupied) increased by $337,000 (0.35%), residential real estate loans (generally home equity and fixed rate home improvement loans) decreased by $543,000 (4.84%), real estate construction loans (primarily commercial real estate construction) increased by $1.6 million (7.32%) and installment loans decreased by $1.2 million (6.30%) from their respective balances at December 31, 2007.
          During the first quarter of 2008, we received approximately $9 million in loan payoffs that negatively impacted our loan growth for the period. These payoffs were primarily attributable to a significant slowdown in the real estate market. In spite of these payoffs, we experienced nominal growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2008 and continue to grow the loan portfolio.
          The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	(Dollars in thousands)
	March 31,		December 31,
	2008		2007
Real Estate
Commercial	$96,355	47.13%	$96,018	47.26%
Construction	23,508	11.50	21,905	10.78
Residential	10,684	5.23	11,227	5.53
Commercial	56,540	27.65	55,513	27.32
Installment	17,361	8.49	18,528	9.11

	204,448	100.00%	203,191	100.00%

Allowance for loan losses	(1,625)		(1,586)
Deferred loan costs, net	398		337

	$203,221		$201,942

          Asset Quality
          Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. At March 31, 2008 and December 31, 2007, we had two loans totaling $1.1 million that were 90 days past due and were classified as non-accrual. The foreclosure process on one of these loans in the amount of $127,000 was completed in January 2008. We anticipate we will receive payment in full (including costs) during the second quarter of 2008. The borrower on the second loan in the amount of $934,144 filed for bankruptcy protection in November, 2007. A commercial real estate property secures this loan. The loan to value at inception of this loan was 80%. During the first quarter, the borrower began remitting payments and advised us that the borrower will make all past due interest and principal current prior to March 31, 2009. We do not expect to incur any losses on this loan. As of March 31, 2008, the interest not accrued on these loans was $33,695 none of which was included in net income for the quarter ended March 31, 2008. Other than the loans outlined above there were no loans 30 days or more past due as of March 31, 2008 and only one loan in the amount of approximately $6,000 was more than 30 days past due as of December 31, 2007.
          We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2008 and December 31, 2007, we held no real estate acquired as a result of foreclosure.
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
          As of March 31, 2008 and December 31, 2007, we had no impaired or restructured loans.
          Bank owned life insurance
          We increased our investment in Bank Owned Life Insurance (“BOLI”) in February 2007 by
          $4.0 million. In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With the new investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. The additional $4 million investment caused increased earnings, during the first three months of 2008 and the cash surrender value of the insurance policies increased by $82,180. There were no post retirement death benefits associated with the BOLI policies.

          Deposits
          We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
          At March 31, 2008, the deposit portfolio had grown to $186.8 million, a $9.0 million or 5.06% increase over the December 31, 2007 level of $177.8 million. Noninterest-bearing deposits declined $402,000 during the period to $34.7 million from $35.1 million primarily due to a decline in balances in commercial checking accounts that was primarily caused by the decline in the real estate market and the transfer of funds to interest-bearing accounts. Interest-bearing deposits grew $9.3 million to $152.0 million from $142.7 million. The majority of the growth in interest-bearing deposits was in money market accounts and certificates of deposit. Money market accounts grew from $33.9 million at December 31, 2007 to $36.3 million at March 31, 2008. Certificates of deposit grew $7.1 million or 6.95% to $109.2 million from $102.1 million. The growth in these deposits was offset by a $100,000 decline in savings accounts. Certificates of deposit and money market accounts grew due to new customer relationships, new deposits from existing customers, and the transfer of funds from savings accounts.
          In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. At March 31, 2008, we had $15.7 million in CDARS compared to $13.5 million at December 31, 2007. At March 31, 2008 and December 31, 2007, we had an additional $5 million in brokered certificates of deposit.
          During the three months ended March 31, 2008, we saw growth in total deposits because of the opening of the Greenbelt branch in June 2007, the opening of the College Park branch in February 2008 and the successful business development efforts of our branch staff, lending personnel and Board of Directors. During the period, our new and existing customers looked for higher yields. This coupled with the continued slow down in real estate settlements caused a lower level of balances on deposit in noninterest-bearing accounts. We expect the balances in noninterest-bearing accounts will improve during the remainder of the year.
          Borrowings
          Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $33.3 million as of March 31, 2008. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $72.9 million at March 31, 2008 and $71.1 million at December 31, 2007. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, at March 31, 2008 we have provided collateral to support up to $38.9 million of borrowings. Of this, we had borrowed $15 million at March 31, 2008 and December 31, 2007.
          Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers. Old Line Bank offers its commercial customers an enhancement to the basic noninterest-bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest-bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At March 31, 2008, Old Line Bank had $21.8 million outstanding in these short term promissory notes with an average interest rate of 1.75%. At December 31, 2007, Old Line Bank had $16.3 million outstanding with an average interest rate of 2.53%.
          At March 31, 2008 and December 31, 2007, Old Line Bank had three advances in the amount of $5.0 million each, from the FHLB totaling $15.0 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
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

          Our immediate sources of liquidity are cash and due from banks and federal funds sold. On March 31, 2008, we had $4.4 million in cash and due from banks, and $16.3 million in federal funds sold and overnight investments. As of December 31, 2007, we had $3.2 million in cash and due from banks, and $9.8 million in federal funds sold and other overnight investments. As we continue to deploy these proceeds into loans, we anticipate these balances will decline.
          Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
          Capital
          Our stockholders’ equity amounted to $33.7 million at March 31, 2008 and $34.6 million at December 31, 2007. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity decreased during the three month period because of the $1.4 million cost for stock repurchases during the period and the $121,420 dividend paid in March 2008. These items were partially offset by net income of $444,833, plus the $44,879 adjustment for stock based compensation awards, and the $47,131 unrealized gain in available for sale securities.
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
          Outstanding loan commitments and lines and letters of credit at March 31, 2008 and December 31, 2007, are as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$21,508	$16,398
Real estate-undisbursed development and construction	32,476	35,966
Real estate-undisbursed home equity lines of credit	5,580	5,250

	$59,564	$57,614

Standby letters of credit	$1,743	$1,634

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares, Inc. generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. We are not aware of any loss that we would incur by funding our commitments or lines of credit.
          Commitments for real estate development and construction, which totaled $32.5 million, or 54.53% of the $59.6 million of outstanding commitments, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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
          Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge paid to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge pays equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At March 31, 2008, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.
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

Reconciliation of Non-GAAP Measures
          Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended March 31, 2008

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$126,378	$120,114	$3,770,442	$2,229,533
Tax equivalent adjustment	2,815	15,021	17,836	17,836

Tax equivalent interest income	$129,193	$135,135	$3,788,278	$2,247,369

GAAP interest yield	3.03%	3.82%	6.45%	3.81%	3.05%
Taxable equivalent adjustment	0.07%	0.48%	0.03%	0.03%	0.03%

Tax equivalent interest yield	3.10%	4.30%	6.48%	3.84%	3.08%

Three months ended March 31, 2007

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$373,465	$174,116	$3,428,138	$1,961,380
Tax equivalent adjustment	10,739	18,136	28,875	28,875

Tax equivalent interest income	$384,204	$192,252	$3,457,013	$1,990,255

GAAP interest yield	5.25%	3.88%	6.84%	3.91%	2.79%
Taxable equivalent adjustment	0.15%	0.40%	0.06%	0.06%	0.06%

Tax equivalent interest yield	5.40%	4.28%	6.90%	3.97%	2.85%

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

          The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including statements regarding revenue and expenses, changes in various revenue components, earnings/income, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, changes in the composition of earnings assets, costs of funds, commercial real estate demand and related financing opportunities, payment of non-performing loans, interest rate sensitivity, improvement in our net interest margin, market risk, financial and other goals and plans, expansion of services and use of technology, the expected income from new branches offsetting related expenses, the impact of remote deposit capture on expenses and deposit growth, expected openings of new branches, earnings on BOLI, and customer growth are forward looking. Old Line Bancshares, Inc. bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares, Inc. to retain key personnel; the ability of Old Line Bancshares, Inc. to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares, Inc.; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, Inc.; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares, Inc.’s lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; and changes in economic, competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares, Inc. specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Item 4. Controls and Procedures
          As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of March 31, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
          There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Issuer Purchases of Equity Securities
          We announced on August 17, 2007 that our board of directors had authorized our repurchase of up to 300,000 shares of our common stock. On March 12, 2008, we announced that the board of directors had authorized the repurchase of an additional 100,000 shares of our common stock. The following table outlines the purchases we made of our shares of common stock during the first quarter ended March 31, 2008.

			Total Number
			of	Maximum Number
			Shares Purchased	of Shares That
			as	May
	Total Number		Part of Publicly	Yet Be Purchased
	of	Average Price	Announced Plan	Under the Plan or
Date	Shares Purchased	Paid Per Share(1)	or Program	Programs
December 31, 2007				114,050
January 1-31, 2008	20,155	$8.05	20,155	93,895
February 1-29, 2008	5,863	8.05	5,863	88,032
Repurchase Program Increase-3/12/08				188,032
March 1-31, 2008	142,381	8.26	142,381	45,651

Total First Quarter	168,399	$8.23	168,399	45,651

1)	Includes commissions and fees.
          At March 31, 2008, there are 45,651 shares of common stock that we may yet repurchase as part of our publicly announced plan.

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

Old Line Bancshares, Inc.
Date: May 12, 2008	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)