Form 10-Q
period 2008-06-30
OLD LINE BANCSHARES INC
filed 2008-08-12
CIK 1253317

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes   ☑   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☑
As of July 25, 2008, the registrant had 3,891,150 shares of common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets
Cash and due from banks	$6,098,646	$3,172,089
Federal funds sold	11,048,810	9,822,079

Total cash and cash equivalents	17,147,456	12,994,168
Time deposits in other banks	2,052,009	2,000,000
Investment securities available for sale	6,258,432	9,393,356
Investment securities held to maturity	10,175,547	2,301,591
Loans, less allowance for loan losses	217,258,833	201,941,667
Restricted equity securities at cost	2,126,550	2,080,250
Investment in real estate LLC	819,663	805,971
Bank premises and equipment	4,686,670	4,207,395
Accrued interest receivable	840,807	918,078
Deferred income taxes	201,223	161,940
Bank owned life insurance	7,932,654	7,769,290
Other assets	920,264	637,570

	$270,420,108	$245,211,276

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$40,055,451	$35,141,289
Interest-bearing	157,834,605	142,670,944

Total deposits	197,890,056	177,812,233
Short-term borrowings	22,343,877	16,347,096
Long-term borrowings	15,000,000	15,000,000
Accrued interest payable	559,064	693,868
Income tax payable	100,259	238,226
Other liabilities	618,209	488,599

	236,511,465	210,580,022

Stockholders’ equity
Common stock, par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 3,898,050 in 2008, and 4,075,849 in 2007	38,980	40,758
Additional paid-in capital	29,073,627	30,465,013
Retained earnings	4,858,245	4,155,232

	33,970,852	34,661,003
Accumulated other comprehensive income	(62,209)	(29,749)

	33,908,643	34,631,254

	$270,420,108	$245,211,276

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest revenue
Loans, including fees	$3,473,981	$2,970,722	$6,977,665	$5,851,279
U.S. Treasury securities	18,698	29,769	41,185	61,344
U.S. government agency securities	24,175	79,622	49,707	159,982
Mortgage backed securities	94,791	12,801	112,850	26,716
Municipal securities	23,894	26,966	48,811	53,944
Federal funds sold	45,591	381,489	171,969	754,954
Other	44,566	21,640	93,951	42,928

Total interest revenue	3,725,696	3,523,009	7,496,138	6,951,147

Interest expense
Deposits	1,181,809	1,402,699	2,516,646	2,763,213
Borrowed funds	184,049	133,052	390,121	239,296

Total interest expense	1,365,858	1,535,751	2,906,767	3,002,509

Net interest income	2,359,838	1,987,258	4,589,371	3,948,638

Provision for loan losses	126,600	30,000	165,000	86,000

Net interest income after provision for loan losses	2,233,238	1,957,258	4,424,371	3,862,638

Non-interest revenue
Service charges on deposit accounts	79,252	72,998	152,204	143,918
Marine division broker origination fees	—	135,284	—	212,958
Earnings on bank owned life insurance	91,111	89,288	182,714	156,638
Income (loss) on investment in real estate LLC	745	(6,000)	13,641	3,768
Other fees and commissions	89,552	79,474	144,539	119,669

Total non-interest revenue	260,660	371,044	493,098	636,951

Non-interest expense
Salaries	751,700	800,866	1,486,631	1,555,037
Employee benefits	231,905	228,451	501,358	513,265
Occupancy	270,787	224,183	550,709	434,621
Equipment	76,191	56,956	146,666	118,402
Data processing	64,627	54,652	125,879	114,092
Other operating	336,659	356,566	665,936	689,224

Total non-interest expense	1,731,869	1,721,674	3,477,179	3,424,641

Income before income taxes	762,029	606,628	1,440,290	1,074,948

Income taxes	265,205	198,968	498,633	339,746

Net income	$496,824	$407,660	$941,657	$735,202

Basic earnings per common share	$0.13	$0.10	$0.24	$0.17
Diluted earnings per common share	$0.13	$0.10	$0.24	$0.17
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2007	4,075,849.0	$40,758	$30,465,013	$4,155,232	$(29,749)
Common stock repurchased	(177,799.0)	(1,778)	(1,456,186)	—	—
Net income	—	—	—	941,657	—	$941,657
Unrealized loss on securities available for sale, net of income tax benefit of $21,145	—	—	—	—	(32,460)	(32,460)

Comprehensive income						$909,197

Stock based compensation awards	—	—	64,800	—	—
Cash dividend $0.06 per share	—	—	—	(238,644)	—

Balance, June 30, 2008	3,898,050.0	$38,980	$29,073,627	$4,858,245	$(62,209)

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2008	2007

Cash flows from operating activities
Interest received	$7,533,235	$6,925,518
Fees and commissions received	316,042	498,080
Interest paid	(3,041,571)	(2,918,677)
Cash paid to suppliers and employees	(3,370,809)	(3,418,998)
Income taxes paid	(654,738)	(706,268)

	782,159	379,655

Cash flows from investing activities
Purchases of time deposits in other banks	(52,009)	—
Purchase of investment securities
Held to maturity	(8,237,285)	—
Available for sale	(3,000,000)	—
Proceeds from disposal of investment securities
Held to maturity	363,834	500,000
Available for sale at maturity or call	6,079,589	1,243,312
Loans made, net of principal collected	(15,440,767)	(21,013,675)
Purchase of equity securities	(46,300)	(54,700)
Investment in bank owned life insurance (BOLI)	—	(4,000,000)
Investment in real estate LLC	(51)	8,852
Purchase of premises, equipment and software	(673,878)	(429,104)
Proceeds from sale of premises and equipment	—	60,533

	(21,006,867)	(23,684,782)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	16,130,974	12,462,215
Other deposits	3,946,849	(819,642)
(Decrease) increase in short-term borrowings	5,996,781	10,191,813
Proceeds from stock options exercised, including tax benefit	—	6,250
Repurchase of common stock	(1,457,964)	—
Dividends paid	(238,644)	(255,276)

	24,377,996	21,585,360

Net increase (decrease) in cash and cash equivalents	4,153,288	(1,719,767)

Cash and cash equivalents at beginning of year	12,994,168	39,628,195

Cash and cash equivalents at end of year	$17,147,456	$37,908,428

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2008	2007

Reconciliation of net income to net cash provided (used) by operating activities
Net income	$941,657	$735,202

Adjustments to reconcile net income to net cash provided (used) by operating activities

Depreciation and amortization	201,283	171,149
Provision for loan losses	165,000	86,000
Loss on sale of equipment	—	(12,190)
Change in deferred loan fees net of costs	(41,399)	(10,389)
Amortization of premiums and discounts	1,225	2,094
Deferred income taxes	(18,138)	(32,026)
Stock based compensation awards	64,800	119,290
(Income) loss from investment in real estate LLC	(13,641)	(3,768)
Increase (decrease) in
Accrued interest payable	(134,804)	83,832
Income tax payable & other liabilities	(8,357)	(405,506)
Decrease (increase) in
Accrued interest receivable	77,271	(17,334)
Bank owned life insurance	(163,364)	(143,955)
Other assets	(289,374)	(192,744)

	$782,159	$379,655

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Description of Business-Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of Old Line Bank. Old Line Bancshares, Inc. also has an approximately $820,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).

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
3.	INVESTMENT IN REAL ESTATE LLC
We have a 50% investment in a real estate limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge). As required under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46R”), we have considered our investment in Pointer Ridge and determined Pointer Ridge is a variable interest entity, but Old Line Bancshares is not the primary beneficiary. Therefore, we do not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we account for investment in Pointer Ridge using the equity method.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.
Pointer Ridge Office Investment, LLC

	June 30,	December 31,
	2008	2007
Balance Sheets
Current assets	$491,112	$440,256
Non-current assets	7,734,316	7,815,892
Liabilities	6,586,102	6,644,206
Equity	1,639,326	1,611,942

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Statements of Income
Revenue	$243,123	$228,080	$489,246	$453,713
Expenses	241,633	240,080	461,964	446,177

Net income (loss)	$1,490	$(12,000)	$27,282	$7,536
4.	INCOME TAXES
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average number of shares	3,906,753	4,254,599	3,970,440	4,254,479
Dilutive average number of shares	916	10,232	3,539	13,565
6.	STOCK-BASED COMPENSATION
We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an individual is required to provide service in exchange for such award. For the six months ended June 30, 2008 and 2007, we recorded stock-based compensation expense of $64,800 and $119,290, respectively. For the three months ended June 30, 2008 and 2007, we recorded stock-based compensation expense of $19,921 and $36,097, respectively.

Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, we recognized an $11,887 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options.

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have issued grants with options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. At June 30, 2008, there was $99,169 of total unrecognized compensation cost related to nonvested stock options that we expect to realize over the next 4.5 years. As of June 30, 2008, there were 134,180 shares remaining available for future issuance under the stock option plans.

Directors and officers did not exercise any options during the three or six month period ended June 30, 2008. The intrinsic value of the 900 options that directors and officers exercised during the three and six months ended June 30, 2007 was $0 and $5,184, respectively.

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
6.	STOCK-BASED COMPENSATION (Continued)
A summary of the stock option activity during the six month period follows:

	June 30,
	2008		2007
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	216,920	$9.37	182,820	$8.91
Options granted	37,300	7.75	47,200	10.57
Options exercised	—	—	(900)	4.72
Option forfeited	(14,000)	11.09	—	—

Outstanding, end of period	240,220	$9.02	229,120	$9.27

Information related to options as of June 30, 2008 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	June 30, 2008	term	price	June 30, 2008	price

$3.33-$4.17	11,700	2.50	$3.44	11,700	$3.44
$4.18-$5.00	21,600	3.46	4.65	21,600	4.65
$5.01-$10.00	83,920	7.68	8.85	59,054	9.32
$10.01-$11.31	123,000	7.81	10.43	93,800	10.42

	240,220	7.12	$9.02	186,154	$8.96

Intrinsic value of outstanding options where the market value exceeds the exercise price		$82,743
Intrinsic value of exercisable options where the market value exceeds the exercise price		$53,708

7.	RETIREMENT PLAN
Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of employee eligible compensation. Our contributions to the plan, included in employee benefit expenses, for the six months ended June 30, 2008 and 2007 were $66,993, and $61,010, respectively. Old Line Bank’s contributions to the plan for the three months ended June 30, 2008 and 2007 were $34,879 and $27,711, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the six month periods ended June 30, 2008 and 2007 were $59,622 and $48,970, respectively. The SERP expense for the three month periods ended June 30, 2008 and 2007 were $29,811 and $23,478, respectively.
8.	ASSETS MEASURED AT FAIR VALUE ON A CONTINUING BASIS
On January 1, 2008, we adopted Statement of Financing Accounting Standards No. 157, Fair Value Measurements. Old Line Bank values investment securities classified as available for sale at fair value. The fair value hierarchy established in SFAS 157, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. We value collateralized mortgage obligations, and some agency securities under Level 2 and some agency securities under Level 3. At June 30, 2008, we established values for available for sale investment securities as follows:

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Invesment securities available for sale	6,258,432	—	3,321,694	2,936,738
The following table reconciles the changes in Level 3 input balances during the quarter (000’s):

Balance beginning of quarter	$504
Total unrealized losses included in other comprehensive income	(69)
Purchases, issuances, and settlments	1,000
Transfers in and/or out of Level 3	1,502

Balance June 30, 2008	$2,937

The amount of total losses for the period attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(69)

There were no changes in gains and losses (realized and unrealized) included in earnings for the quarter ended June 30, 2008.
9.	RECENT ACCOUNTING STANDARDS
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

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financing reporting. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We do not expect SFAS No. 161 will have a material impact on our consolidated results of operations or financial position.

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
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $820,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants. We lease approximately 50% of this building for our main office and operate a branch of Old Line Bank from this address.
Summary of Recent Performance and Other Activities
     We are pleased to report sound financial performance for the second quarter of 2008. Net income was $496,824 or $0.13 per basic and diluted common share for the three month period ending June 30, 2008. This was $89,164 or 21.87% higher than net income of $407,660 or $0.10 per basic and diluted common share for the same period in 2007. Net income for the six month period ended June 30, 2008 was $941,657 or $0.24 per basic and diluted common share. This represented an increase of $206,455 or 28.08% compared to net income of $735,202 or $0.17 per basic and diluted common share for the six months ended June 30, 2007.
     During the first six months of 2008, the following events occurred.
•	We maintained asset quality and collected all principal, interests and costs on an approximately $127,000 non-accrual loan that we previously reported.

•	We increased the provision for loan losses 91.86% or $79,000.

•	The loan portfolio grew $15.4 million (7.63%).

•	Total assets increased $25.2 million (10.28%).

•	We announced the execution of a lease and our plans to open a new Annapolis, Maryland branch located at 167-U Jennifer Road, Annapolis, Maryland.

•	We repurchased 177,799 shares of our common stock at an average price of $8.20 per share.

•	We increased earnings per basic share $0.07 or 41.18%.

•	We increased the number of shares of the Company’s common stock that we may repurchase under the previously approved Stock Repurchase Program from 400,000 shares of common stock to 500,000 shares.

     We believe that it was an accomplishment to increase earnings, grow the loan portfolio and maintain credit quality despite the continued weak economic environment and the uncertainties faced by our industry. Because of this weak economic environment and growth in the loan portfolio, we increased the provision for loan losses 322.00% or $96,600 during the three month period and 91.86% or $79,000 during the six month period ended June 30, 2008.
     The following summarizes the highlights of our financial performance for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)
	2008	2007	$ Change	% Change

Net income	$497	$408	$89	21.81%
Interest revenue	3,726	3,523	203	5.76
Interest expense	1,366	1,536	(170)	(11.07)
Net interest income after provision for loan losses	2,233	1,957	276	14.10
Non-interest revenue	261	371	(110)	(29.65)
Non-interest expense	1,732	1,722	10	0.58
Average total loans	213,192	159,871	53,321	33.35
Average interest earning assets	241,207	205,462	35,745	17.40
Average total interest-bearing deposits	154,495	138,254	16,241	11.75
Average noninterest-bearing deposits	36,014	34,829	1,185	3.40
Net interest Margin (1)	3.95%	3.93%
Return on average equity	5.88%	4.61%
Basic earnings per common share	$0.13	$0.10	$0.03	30.00
Diluted earnings per common share	0.13	0.10	0.03	30.00

(1)	See “Reconciliation of Non-GAAP Measures”

The following outlines the highlights of our financial performance for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007.

	Six months ended June 30,
	(Dollars in thousands)
	2008	2007	$ Change	% Change

Net income	$942	$735	$207	28.16%
Interest revenue	7,496	6,951	545	7.84
Interest expense	2,907	3,003	(96)	(3.20)
Net interest income after provision for loan losses	4,424	3,863	561	14.52
Non-interest revenue	493	637	(144)	(22.61)
Non-interest expense	3,477	3,425	52	1.52
Average total loans	208,990	158,690	50,300	31.70
Average interest earning assets	237,853	204,327	33,526	16.41
Average total interest-bearing deposits	151,459	137,302	14,157	10.31
Average noninterest-bearing deposits	35,660	35,415	245	0.69
Net interest Margin (1)	3.90%	3.95%
Return on average equity	5.48%	4.20%
Basic earnings per common share	$0.24	$0.17	$0.07	41.18
Diluted earnings per common share	0.24	0.17	0.07	41.18

(1)	See “Reconciliation of Non-GAAP Measures”
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

     In May 2008, we executed a lease agreement to lease 1,620 square feet of space in a store unit located at 167-U Jennifer Road, Annapolis, Maryland in the County of Anne Arundel. The building is located in the Jennifer Square Shopping Center. We plan to open this branch during the 3rd quarter of 2008.
     As expected, the operations of the Greenbelt branch that we opened in June 2007 was the primary reason for the $65,839 or 23.42% increase in occupancy and equipments costs during the three month period ended June 30, 2008. The openings of the Greenbelt branch and the College Park branch in February 2006, were the major factors contributing to the $144,352 or 26.10% increase in these costs during the six month period ended June 30, 2008. Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increase in expenses.
     Expansion of Commercial, Construction and Commercial Real Estate Lending
     We hired a new Vice President of Commercial Lending for our Waldorf office and a new Senior Vice President of Commercial Lending to service the Anne Arundel County market during 2007. As we expected, the increase in personnel during 2007 and the staffing for the new College Park and Greenbelt branches caused an increase in salary and benefit expenses in the second quarter of 2008 compared to the second quarter of 2007. This increase was offset by the termination of the employees that worked in the marine division that we closed at the end of the third quarter of 2007.
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
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Net interest income after provision for loan losses for the three months ended June 30, 2008 increased $275,980 or 14.10% to $2.2 million from $2.0 million for the same period in 2007.
     Interest revenue increased from $3.5 million for the three months ended June 30, 2007 to $3.7 million for the same period in 2008. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest-bearing liabilities.

The increase in interest bearing assets was primarily caused by a $53.3 million increase in average total loans. In order to fund this loan growth, we deployed funds from lower yielding federal funds sold. The growth in average total loans was attributable to the business development efforts of the entire Old Line Bank lending team and directors and the expansion of our branch network. We believe that the expansion of our branch network provides us with increased name recognition and new opportunities that contributed to our growth. In June 2008, we also recognized approximately $20,000 in non-accrued interest and late fees from the repayment of a non-accrual loan. This collection improved the net interest margin approximately 3 basis points for the three months ended June 30, 2008.
     Interest expense for all interest-bearing liabilities decreased 169,893 or 11.06% to $1.4 million for the three months ended June 30, 2008. This was primarily attributable to a 100 basis point decrease in the cost of interest-bearing deposits and a 162 basis point decrease in the cost of borrowed funds. As a result of these items, our net interest margin was 3.95% for the three months ended June 30, 2008, as compared to 3.93% for the three months ended June 30, 2007.

     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended June 30, 2008 and 2007, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended June 30,	2008			2007
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$9,165,249	$46,087	2.02%	$29,120,215	$389,850	5.37%
Time deposits in other banks	2,014,860	15,849	3.16	—	—
Investment securities(1)(2)
U.S. Treasury	2,269,547	19,776	3.50	3,747,278	31,211	3.34
U.S. government agency	2,791,209	25,569	3.67	7,987,457	83,479	4.19
Mortgage backed securities	8,440,752	94,791	4.50	1,305,353	12,801	3.93
Municipal securities	2,873,597	32,614	4.55	3,227,886	39,151	4.86
Other	2,127,436	29,649	5.59	1,536,277	22,079	5.76

Total investment securities	18,502,541	202,399	4.39	17,804,251	188,721	4.25

Loans: (3)
Commercial	61,916,953	1,019,303	6.60	39,954,588	839,629	8.43
Mortgage	134,384,770	2,240,256	6.69	99,372,763	1,856,773	7.49
Installment	16,890,014	214,422	5.09	20,543,263	274,320	5.36

Total loans	213,191,737	3,473,981	6.54	159,870,614	2,970,722	7.45
Allowance for loan losses	1,667,185	—	—	1,332,860	—	—

Total loans, net of allowance	211,524,552	3,473,981	6.59	158,537,754	2,970,722	7.52

Total interest earning assets(1)	241,207,202	3,738,316	6.22	205,462,220	3,549,293	6.93

Non-interest bearing cash	3,923,614			3,905,758
Premises and equipment	4,487,093			4,118,188
Other assets	11,125,146			10,517,675

Total assets	$260,743,055			$224,003,841

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$6,803,272	10,069	0.59	$8,562,350	14,191	0.66
Money market and NOW	33,659,255	71,301	0.85	25,228,155	123,889	1.97
Other time deposits	114,032,475	1,100,439	3.87	104,463,830	1,264,619	4.86

Total interest-bearing deposits	154,495,002	1,181,809	3.07	138,254,335	1,402,699	4.07
Borrowed funds	35,004,683	184,049	2.11	14,320,072	133,052	3.73

Total interest-bearing liabilities	189,499,685	1,365,858	2.89	152,574,407	1,535,751	4.04

Noninterest-bearing deposits	36,013,714			34,829,430

	225,513,399			187,403,837
Other liabilities	1,334,766			1,104,793
Stockholders’ equity	33,894,890			35,495,211

Total liabilities and stockholders’ equity	$260,743,055			$224,003,841

Net interest spread(1)			3.33			2.89

Net interest income and
Net interest margin(1)		$2,372,458	3.95%		$2,013,542	3.93%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these investments. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Average non-accruing loans for the three month periods ended June 30, 2008 and 2007 were $1,061,145 and $126,440, respectively.

     Six months ended June 30, 2008 compared to six months ended June 30, 2007
     Net interest income after provision for loan losses for the six months ended June 30, 2008 amounted to $4.4 million, which was $561,733 or 14.54% greater than the 2007 level of $3.9 million. The increase was primarily attributable to a $33.6 million increase in total average interest earning assets to $237.9 million for the six months ended June 30, 2008 from $204.3 million for the six months ended June 30, 2007. As previously discussed, in June 2008, we also collected approximately $20,000 in non-accrued interest and late fees from the repayment of a non-accrual loan. Interest expense for all interest bearing liabilities was $2.9 million for the six months ended June 30, 2008 versus $3.0 million for the six months ended June 30, 2007. The increase in earnings assets was a result of increased business development efforts from the entire Old Line Bank lending team. Additionally, we believe that the opening of the College Park and Greenbelt branches provided us with increased name recognition that also contributed to our growth.
     Our net interest margin was 3.90% for the six months ended June 30, 2008, as compared to 3.95% for the six months ended June 30, 2007. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets declined during the period 56 basis points from 6.91% in 2007 to 6.35% in 2007. This decrease was because of the rapid 300 basis point reduction in the federal funds interest rate that the Federal Reserve implemented. We partially offset these rate reductions through growth in the loan portfolio. As a result of this growth, there were a higher percentage of funds invested in higher yielding commercial and mortgage loans during the period. The collection of the $20,000 in non-accrued interest and late charges in June 2008 increased the net interest margin approximately 2 basis points for the six month period.
     The 90 basis point reduction in the cost of interest-bearing liabilities that occurred as a result of re-pricing of interest bearing accounts to current market interest rates and maturities of and subsequent re-pricing of time deposits partially offset the decrease in yield on interest earning assets and improved our net interest spread. However, because of an increase in the percentage of average total interest bearing liabilities relative to total average liabilities the net interest margin declined.
     Because of increased recognition in the Prince George’s County market, the new loan officers in Charles and Anne Arundel Counties, the addition of the College Park and Greenbelt branches and with continued growth in deposits, we anticipate that we will continue to grow earning assets during the remainder of 2008. Provided that the Federal Reserve maintains the federal funds rate at current levels, we believe that the anticipated growth in earning assets, the change in the composition of earning assets as more funds are deployed to loans and the relatively low cost of funds will result in an increase in our net interest income and modest improvement in the net interest margin during the remainder of 2008, although there is no assurance that this will be the case.

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

	Average Balances, Interest and Yields
Six Months Ended June 30,	2008			2007
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$12,938,850	$175,281	2.72%	$28,988,555	$774,054	5.38%
Time deposits in other banks	2,007,430	36,115	3.61	—	—
Investment securities(1)(2)
U.S. Treasury	2,519,447	43,559	3.47	3,872,978	64,315	3.35
U.S. government agency	2,928,474	52,572	3.60	8,036,855	167,731	4.21
Mortgage backed securities	5,058,323	112,850	4.47	1,362,224	26,716	3.95
Municipal securities	2,945,581	68,862	4.69	3,228,427	78,446	4.90
Other	2,104,046	59,690	5.69	1,502,068	43,765	5.88

Total investment securities	15,555,871	337,533	4.35	18,002,552	380,973	4.27

Loans: (3)
Commercial	58,906,900	2,073,065	7.06	39,573,748	1,663,362	8.48
Mortgage	132,582,911	4,451,193	6.73	98,064,317	3,644,152	7.49
Installment	17,499,743	453,407	5.20	21,051,455	543,765	5.21

Total loans	208,989,554	6,977,665	6.70	158,689,520	5,851,279	7.44
Allowance for loan losses	1,638,847	—		1,353,354	—

Total loans, net of allowance	207,350,707	6,977,665	6.75	157,336,166	5,851,279	7.50

Total interest earning assets(1)	237,852,858	7,526,594	6.35	204,327,273	7,006,306	6.91

Non-interest bearing cash	3,884,020			3,872,730
Premises and equipment	4,341,407			4,099,803
Other assets	10,950,208			9,469,549

Total assets	$257,028,493			$221,769,355

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$6,524,155	21,630	0.66	$8,812,237	29,200	0.67
Money market and NOW	33,971,627	182,705	1.08	24,428,931	240,314	1.98
Other time deposits	110,963,539	2,312,311	4.18	104,060,965	2,493,699	4.83

Total interest-bearing deposits	151,459,321	2,516,646	3.33	137,302,133	2,763,213	4.06
Borrowed funds	34,155,764	390,121	2.29	12,507,453	239,296	3.86

Total interest-bearing liabilities	185,615,085	2,906,767	3.14	149,809,586	3,002,509	4.04

Noninterest-bearing deposits	35,660,411			35,415,159

	221,275,496			185,224,745
Other liabilities	1,272,551			1,225,693
Stockholders’ equity	34,480,446			35,318,917

Total liabilities and stockholders’ equity	$257,028,493			$221,769,355

Net interest spread(1)			3.21			2.87
Net interest income and Net interest margin(1)		$4,619,827	3.90%		$4,003,797	3.95%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these investments. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Average non-accruing loans for the six months ended June 30, 2008 and 2007 were $1,061,145 and $88,088, respectively.

The following tables describe the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.
Rate/Volume Variance Analysis

	Three months Ended June 30,
	2008 compared to 2007
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(343,763)	$(269,910)	$(73,853)
Time deposits in other banks	15,849	—	15,849
Investment Securities(1)
U.S. Treasury	(11,435)	4,213	(15,648)
U.S. Government agency	(57,910)	(25,033)	(32,877)
Mortgage backed securities	81,990	7,893	74,097
Municipal securities	(6,537)	(4,585)	(1,952)
Other	7,570	(2,261)	9,831
Loans:
Commercial	179,674	(455,324)	634,998
Mortgage	383,483	(509,660)	893,143
Installment	(59,898)	(31,531)	(28,367)

Total interest revenue (1)	189,023	(1,286,198)	1,475,221

Interest-bearing liabilities
Savings	(4,122)	(2,788)	(1,334)
Money market and NOW	(52,588)	(118,091)	65,503
Other time deposits	(164,180)	(355,796)	191,616
Borrowed funds	50,997	(182,216)	233,213

Total interest expense	(169,893)	(658,891)	488,998

Net interest income(1)	$358,916	$(627,307)	$986,223

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Rate/Volume Variance Analysis

	Six months Ended June 30,
	2008 compared to 2007
		Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(598,773)	$(384,517)	$(214,256)
Time deposits in other banks	36,115	—	36,115
Investment Securities(1)
U.S. Treasury	(20,756)	4,129	(24,885)
U.S. Government agency	(115,159)	(36,071)	(79,088)
Mortgage backed securities	86,134	7,620	78,514
Municipal securities	(9,584)	(4,763)	(4,821)
Other	15,925	(2,648)	18,573
Loans:
Commercial	409,703	(498,610)	908,313
Mortgage	807,041	(649,553)	1,456,594
Installment	(90,358)	(2,557)	(87,801)

Total interest revenue (1)	520,288	(1,566,970)	2,087,258

Interest-bearing liabilities
Savings	(7,570)	(279)	(7,291)
Money market and NOW	(57,609)	(172,681)	115,072
Other time deposits	(181,388)	(413,002)	231,614
Borrowed funds	150,825	(218,331)	369,156

Total interest expense	(95,742)	(804,293)	708,551

Net interest income(1)	$616,030	$(762,677)	$1,378,707

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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

     The provision for loan losses was $126,600 for the three months ended June 30, 2008, as compared to $30,000 for the three months ended June 30, 2007, an increase of $96,600 or 322.00%. After completing the analysis outlined below, during the three month period ended June 30, 2008, we increased the provision for loan losses primarily because there was a 7.58% growth in the loan portfolio from December 31, 2007 to June 30, 2008 and there is continued weakness in the economic environment in which we operate. We have not experienced any change in the quality of the loans in the portfolio and we have no loans, other than the one non-performing asset, past due more than 30 days. We believe that most of our clients, even those that directly or indirectly serve the real estate industry, remain financially strong. However, as the real estate industry continues to encounter weakness and gasoline prices escalate, we believe that it is prudent to continue to increase our provision for loan losses.
     The provision for the six month period was $165,000. This represented a $79,000 or 91.86% increase as compared to the six months ended June 30, 2007. For the six months ended June 30, 2008, we increased the provision for loan losses because the real estate industry continues to encounter difficulties. Although we do not have any investments or substantive loans comprised of sub-prime mortgages, because the real estate industry is a significant contributor to our local economy, we believe that its difficulties and higher gasoline prices may cause financial turmoil for other segments of the local economy. After completing the analysis outlined below, we determined during the six month period that there were changes in economic factors during the period that would directly impact the quality of the loan portfolio and warrant a higher provision. Although we continue to closely monitor our loan portfolio and have not identified any specific areas of weakness, in the current economic environment, we believe that it is prudent to continue to increase the loan loss provision for all segments of our portfolio.
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
     We base the evaluation of the adequacy of the allowance for loan losses upon loan categories. We categorize loans as installment and other consumer loans (other than boat loans), boat loans, mortgage loans (commercial real estate, residential real estate and real estate construction) and commercial loans. We apply loss ratios to each category of loan other than commercial loans. We further divide commercial loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts. We evaluate delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral separately and assign loss amounts based upon the evaluation.
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

     We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management’s estimation increase the risk inherent in the category. If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category. For all periods presented, there were no specific adjustments made for concentrations of credit. As discussed above, we have increased our provision for loan losses for the period in all segments of our portfolio as a result of economic considerations. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience. These factors include, but are not limited to, changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and the effect of other external factors such as economic factors, competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
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
     We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At June 30, 2008, we had one non-accrual loan totaling approximately $935,000. We have not designated a specific allowance for this non-accrual loan. We have no other loans past due 30 days or more. We also do not have any substantive loans comprised of sub-prime mortgages.
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
     The allowance for loan losses represents 0.79% of gross loans at June 30, 2008 and 0.78% at December 31, 2007. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

     The following table provides an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Six Months Ended		Year Ended
	June 30,		December 31,
	2008	2007	2007

Balance, beginning of period	$1,586,737	$1,280,396	$1,280,396
Provision for loan losses	165,000	86,000	318,000

Chargeoffs:
Commercial	—	—	(6,064)
Installment	(15,000)	(4,979)	(6,085)

Total chargeoffs	(15,000)	(4,979)	(12,149)
Recoveries:
Installment	362	306	490

Total recoveries	362	306	490

Net (chargeoffs) recoveries	(14,638)	(4,673)	(11,659)

Balance, end of period	$1,737,099	$1,361,723	$1,586,737

Allowance for loan losses to gross loans	0.79%	0.79%	0.78%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.007%	0.000%	0.007%
The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

	June 30, 2008				December 31,
	2008		2007		2007
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category

Installment & others	$10,378	0.36%	$11,254	0.56%	$10,236	0.45%
Boat	102,125	7.08	127,841	11.02	106,405	8.66
Mortgage	1,133,736	63.05	902,839	64.42	1,080,897	63.57
Commercial	490,860	29.51	319,789	24.00	389,199	27.32

Total	$1,737,099	100.00%	$1,361,723	100.00%	$1,586,737	100.00%

     Non-interest Revenue
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Non-interest revenue totaled $260,660 for the three months ended June 30, 2008, a decrease of $110,384 or 29.75% from the 2007 amount of $371,044. Non-interest revenue for the three months ended June 30, 2008 and June 30, 2007 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions. For the period ended June 30, 2007, non-interest revenue also included broker origination fees from the marine division.
     The following table outlines the changes in non-interest revenue for the three month periods.

	June 30,	June 30,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$79,252	$72,998	$6,254	8.57%
Marine division broker origination fees	—	135,284	(135,284)	(100.00)
Earnings on bank owned life insurance	91,111	89,288	1,823	2.04
Income (loss) on investment in real estate LLC	745	(6,000)	6,745	(112.42)
Other fees and commissions	89,552	79,474	10,078	12.68

Total non-interest revenue	$260,660	$371,044	$(110,384)	(29.75)%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they used. There were no fees earned from marine division broker origination fees during the quarter ended June 30, 2008 because late in the third quarter of 2007, we closed this division. Earnings on bank owned life insurance increased primarily because the rate earned on the investment increased. Pointer Ridge was fully leased during the 2nd quarter of 2008 and had vacancies during the 2nd quarter of 2007. As a result of this and rental increases, income on investment in real estate LLC was higher in the 2nd quarter of 2008 than the comparable period of 2007. Other fees and commissions increased $10,078 primarily because of growth in other loan fees caused by the increased number and dollar volume of settlements and the collection of $10,000 in other loan fees from the payoff of a non-accrual loan.
      Six months ended June 30, 2008 compared to six months ended June 30, 2007
     The following table outlines the changes in non-interest revenue for the six month periods.

	June 30,	June 30,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$152,204	$143,918	$8,286	5.76%
Marine division broker origination fees	—	212,958	(212,958)	(100.00)
Earnings on bank owned life insurance	182,714	156,638	26,076	16.65
Income (loss) on investment in real estate LLC	13,641	3,768	9,873	262.02
Other fees and commissions	144,539	119,669	24,870	20.78

Total non-interest revenue	$493,098	$636,951	$(143,853)	(22.58)%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they use. We did not earn any marine division broker origination fees during the period because we closed this division at the end of the third quarter of 2007. Earnings on bank owned life insurance increased because we invested an additional $4 million in February 2007. As a result, we had an additional thirty days of interest income on the investment in 2008. Pointer Ridge income increased $9,873 because it had more tenants and as a result of rent increases. Other fees and commissions increased $24,870 primarily because in April 2007, we began leasing the Waldorf office space that we vacated in July 2006 and because of increases in loan income received from the repayment of a non-accrual loan as well as an increased volume of closings of loans and letters of credit.

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
     Non-interest Expense
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Non-interest expense remained relatively stable for the three months ended June 30, 2008 at $1.7 million compared to the same period in 2007. The following chart outlines the changes in non-interest expenses for the period.

	June 30,	June 30,
	2008	2007	$ Change	% Change
Salaries	$751,700	$800,866	$(49,166)	(6.14)%
Employee benefits	231,905	228,451	3,454	1.51
Occupancy	270,787	224,183	46,604	20.79
Equipment	76,191	56,956	19,235	33.77
Data processing	64,627	54,652	9,975	18.25
Other operating	336,659	356,566	(19,907)	(5.58)

Total non-interest expenses	$1,731,869	$1,721,674	$10,195	0.59%

     Salaries decreased primarily because we closed the marine division late in the third quarter of 2007 and terminated the employees associated with it. This reduction was partially offset by the costs associated with the new personnel hired for the Greenbelt and College Park branches and the new loan officer hired in September of 2007.
     Occupancy and equipment expenses increased because of the opening of the new Greenbelt branch in June 2007 and annual rental increases. Data processing increased because of our new locations and new services provided by our data processor. Other operating expenses decreased primarily because there were no origination costs derived from the marine division during the period.

     Six months ended June 30, 2008 compared to six months ended June 30, 2007
     Non-interest expense for the six months ended June 30, 2008 remained relatively comparable to the amount reported in the same period in 2007. The following chart outlines the changes in non-interest expenses for the period.

	June 30,	June 30,
	2008	2007	$ Change	% Change
Salaries	$1,486,631	$1,555,037	$(68,406)	(4.40)%
Employee benefits	501,358	513,265	(11,907)	(2.32)
Occupancy	550,709	434,621	116,088	26.71
Equipment	146,666	118,402	28,264	23.87
Data processing	125,879	114,092	11,787	10.33
Other operating	665,936	689,224	(23,288)	(3.38)

Total non-interest expenses	$3,477,179	$3,424,641	$52,538	1.53%

     Salary and benefit expenses decreased primarily because we closed the marine division late in the third quarter of 2007 and terminated the employees associated with it and stock based compensation expense decreased from $119,290 in 2007 to $64,800 for the same period in 2008. The stock based compensation expense decreased because the Board of Directors did not receive any vested options in 2008 and they received 10,000 vested options in 2007. These reductions were partially offset by the costs associated with the new personnel hired for the Greenbelt and College Park branches and the new loan officers hired in April and September 2007.
     Occupancy and equipment expenses increased because of the opening of the new Greenbelt branch in June 2007 and the College Park branch in February 2008 and annual rental increases. Data processing increased because of the new locations, new services provided by our data processor, and contractual increases. Other operating expenses decreased primarily because of the elimination of the costs associated with the marine division.
     For the remainder of 2008, we anticipate non-interest expenses will increase. We will incur increased rent expense related to the new Greenbelt and Annapolis locations and increased operational expenses associated with these branches as well as costs associated with the additional branches we expect to open during 2008.
     Income Taxes
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Income tax expense was $265,205 (34.80% of pre-tax income) for the three months ended June 30, 2008 as compared to $198,968 (32.80% of pre-tax income) for the same period in 2007. The increase in the effective tax rate is primarily due to a decrease in interest on tax exempt securities as a percent of pre-tax income during the period.
     Six months ended June 30, 2008 compared to six months ended June 30, 2007
     Income tax expense was $498,633 (34.62% of pre-tax income) for the six months ended June 30, 2008 compared to $339,746 (31.61% of pre-tax income) for the same period in 2007. The increase in the effective tax rate is primarily due to a decrease in interest on tax exempt securities as a percent of pre-tax income during the period.

     Net Income
     Three months ended June 30, 2008 compared to three months ended June 30, 2007
     Net income was $496,824 or $0.13 per basic and diluted common share for the three month period ending June 30, 2008 compared to net income of $407,660 or $0.10 per basic and diluted common share for the same period in 2007. The increase in net income was the result of a $275,980 increase in net interest income after provision for loan losses that was partially offset by a $110,384 decrease in non-interest revenue, a $10,195 increase in non-interest expense and a $66,237 increase in income taxes for the period compared to the same period in 2007. Earnings per common share increased on a basic and diluted basis because of higher earnings in 2008 and because the average number of common shares decreased by 347,846 common shares from 4,254,599 for the three months ended June 30, 2007 to 3,906,753 for the same period in 2008. This occurred because we repurchased 177,799 shares of common stock during 2008 and 185,950 shares of common stock in the 4th quarter of 2007 that caused the average shares outstanding to decline.
     Six months ended June 30, 2008 compared to six months ended June 30, 2007
     Net income was $941,657 or $0.24 per basic and diluted common share for the six month period ending June 30, 2008, an increase of $206,455 or 28.08% compared to net income of $735,202 or $0.17 per basic and diluted common share for the same period in 2007. The increase in net income was the result of a $561,733 increase in net interest income after provision for loan losses. This was partially offset by a $143,853 decrease in non-interest revenue, a $52,538 increase in non-interest expense and a $158,887 increase in income taxes. Earnings per share increased on a basic and diluted basis because of higher earnings and because we repurchased 177,799 shares of common stock during the six month period ended June 30, 2008 and 185,950 shares of common stock in the 4th quarter of 2007 that caused the average number of common shares outstanding to decline to 3,970,440 from 4,254,479 for the same period in 2007.
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
     The investment securities at June 30, 2008 amounted to $16.4 million, an increase of $4.7 million, or 40.17%, from the December 31, 2007 amount of $11.7 million. Available for sale investment securities decreased to $6.3 million at June 30, 2008 from $9.4 million at December 31, 2007. The decrease in the available for sale investment securities occurred because some of these assets matured and with the proceeds we purchased federal funds, investment securities held to maturity, and deployed the proceeds into loans. Held to maturity securities at June 30, 2008 increased to $10.2 million from the $2.3 million balance on December 31, 2007 because we purchased new securities during the period. The fair value of available for sale securities included net unrealized losses of $102,732 at June 30, 2008 (reflected as unrealized losses of $62,209 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $49,127 ($29,749 net of taxes) as of December 31, 2007. In general, the decrease in fair value was a result of maturities, increasing interest rates on investments and changes in investment ratings. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

     Investment in real estate LLC
     As discussed above, Old Line Bancshares has a 50% ownership or $819,663 investment in Pointer Ridge, a real estate investment limited liability company. In July 2006, we moved our main office facility from Waldorf, Maryland to the building owned by Pointer Ridge at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County and established a branch in this facility.
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
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $15.4 million or 7.63% to $217.3 million at June 30, 2008 from $201.9 million at December 31, 2007. Commercial business loans increased by $9.0 million (16.22%), commercial real estate loans increased by $5.0 million (5.21%), residential real estate loans (generally home equity and fixed rate home improvement loans) decreased by $592,769 (5.28%), real estate construction loans (primarily commercial real estate construction) increased by $3.1 million (0.01%) and installment loans decreased by $2.2 million (11.89%) from their respective balances at December 31, 2007.
     During the first six months of 2008, we received several loan payoffs that negatively impacted our loan growth for the period. These payoffs were primarily attributable to a significant slowdown in the real estate market. In spite of these payoffs, we experienced growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2008 and continue to grow the loan portfolio.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	(Dollars in thousands)
	June 30,		December 31,
	2008		2007

Real Estate
Commercial	$101,037	46.22%	$96,018	47.26%
Construction	24,962	11.42	21,905	10.78
Residential	11,820	5.41	11,227	5.53
Commercial	64,522	29.51	55,513	27.32
Installment	16,276	7.44	18,528	9.11

	218,617	100.00%	203,191	100.00%

Allowance for loan losses	(1,737)		(1,586)
Deferred loan costs, net	379		337

	$217,259		$201,942

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

Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. At December 31, 2007, we had two loans totaling $1.1 million that were 90 days past due and were classified as non-accrual. The foreclosure process on one of these loans in the amount of $127,000 was completed in January 2008 and we received payment in full in June 2008. The borrower on the second loan in the amount of $934,144 filed for bankruptcy protection in November, 2007. A commercial real estate property secures this loan. The loan to value at inception of this loan was 80%. During the first quarter, the borrower began remitting payments and advised us that the borrower will make all past due interest and principal current prior to March 31, 2009. We do not expect to incur any losses on this loan. As of June 30, 2008, the interest not accrued on this loan was $18,166 none of which was included in net income for the six months or quarter ended June 30, 2008. During the 2nd quarter, we repossessed a boat that secured a loan at the time of repossession of approximately $80,000. At the time of repossession, we charged $15,000 to the allowance for loan losses for anticipated losses we expect to incur on this transaction and reversed all accrued and unpaid interest. We anticipate we will sell the boat and we do not expect to recognize any substantive additional losses on the boat. Other than the loans outlined above there were no loans 30 days or more past due as of June 30, 2008 and only one loan in the amount of approximately $6,000 was more than 30 days past due as of December 31, 2007.
     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of June 30, 2008 and December 31, 2007, we held no real estate acquired as a result of foreclosure.
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
     As of June 30, 2008 and December 31, 2007, we had no impaired or restructured loans.
     Bank owned life insurance
     We increased our investment in Bank Owned Life Insurance (“BOLI”) in February 2007 by $4.0 million. In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With the new investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. The additional $4 million investment and higher rates caused increased earnings, during the first six months of 2008 and the cash surrender value of the insurance policies increased by $163,364. There were no post retirement death benefits associated with the BOLI policies.

     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At June 30, 2008, the deposit portfolio had grown to $197.9 million, a $20.1 million or 11.30% increase over the December 31, 2007 level of $177.8 million. Noninterest-bearing deposits increased $5.0 million during the period to $40.1 million from $35.1 million primarily due to the addition of new customers which caused an increase in commercial checking accounts. Interest-bearing deposits grew $15.1 million to $157.8 million from $142.7 million. The majority of the growth in interest-bearing deposits was in certificates of deposit. Certificates of deposit grew $16.2 million or 13.69% to $118.3 million from $102.1 million. The growth in these deposits was offset by a $1.1 million decline in money market and savings accounts. Certificates of deposit grew because during the period we implemented a new Internet related deposit service that allows other financial institutions to electronically open certificates of deposit with us. As a result of this service, our new branches and our business development efforts, we opened new customer relationships and collected new deposits from existing customers.
     In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also receive deposits through this network without receiving matching deposits. At June 30, 2008, we had $16.2 million in CDARS through the reciprocal deposit program compared to $13.5 million at December 31, 2007. At June 30, 2008, we had received $5 million in deposits through the CDARS network that were not reciprocal deposits. At December 31, 2007, we had $5 million in brokered certificates of deposit.
     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $33.3 million as of June 30, 2008. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $72.9 million at June 30, 2008 and $71.1 million at December 31, 2007. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, at June 30, 2008 we have provided collateral to support up to $39.3 million of borrowings. Of this, we had borrowed $15 million at June 30, 2008 and December 31, 2007.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers. Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest-bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At June 30, 2008, Old Line Bank had $22.3 million outstanding in these short term promissory notes with an average interest rate of 1.23%. At December 31, 2007, Old Line Bank had $16.3 million outstanding with an average interest rate of 2.53%.
     At June 30, 2008 and December 31, 2007, Old Line Bank had three advances in the amount of $5.0 million each, from the FHLB totaling $15.0 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
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
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $33.3 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta.

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
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. On June 30, 2008, we had $6.1 million in cash and due from banks, and $11.0 million in federal funds sold and overnight investments. As of December 31, 2007, we had $3.2 million in cash and due from banks, and $9.8 million in federal funds sold and other overnight investments.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
     Capital
     Our stockholders’ equity amounted to $33.9 million at June 30, 2008 and $34.6 million at December 31, 2007. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity decreased during the six month period because of the $1.5 million cost for stock repurchases during the period, the $32,460 after tax unrealized loss in available for sale securities and the $238,644 dividend paid in March and June 2008. These items were partially offset by net income of $941,657, plus the $64,800 adjustment for stock based compensation awards.
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

     Outstanding loan commitments and lines and letters of credit at June 30, 2008 and December 31, 2007, are as follows:

	June 30,	December 31,
	2008	2007

	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$23,352	$16,398
Real estate-undisbursed development and construction	42,203	35,966
Real estate-undisbursed home equity lines of credit	5,241	5,250

	$70,796	$57,614

Standby letters of credit	$1,564	$1,634

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
     Commitments for real estate development and construction, which totaled $42.2 million, or 59.60% of the $70.8 million of outstanding commitments, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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
     Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge paid to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge pays equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At June 30, 2008, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.

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

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended June 30, 2008

	Federal		Interest	Net	Net
	Funds	Investment	Earning	Interest	Interest
	Sold	Securities	Assets	Income	Spread
GAAP interest income	$45,591	$190,275	$3,725,696	$2,359,838
Tax equivalent adjustment	496	12,124	12,620	12,620

Tax equivalent interest income	$46,087	$202,399	$3,738,316	$2,372,458

GAAP interest yield	2.00%	4.12%	6.19%	3.92%	3.30%
Taxable equivalent adjustment	0.02%	0.27%	0.03%	0.03%	0.03%

Tax equivalent interest yield	2.02%	4.39%	6.22%	3.95%	3.33%

Three months ended June 30, 2007

	Federal		Interest	Net	Net
	Funds	Investment	Earning	Interest	Interest
	Sold	Securities	Assets	Income	Spread
GAAP interest income	$381,489	$170,798	$3,523,009	$1,987,258
Tax equivalent adjustment	8,361	17,923	26,284	26,284

Tax equivalent interest income	$389,850	$188,721	$3,549,293	$2,013,542

GAAP interest yield	5.25%	3.85%	6.88%	3.88%	2.84%
Taxable equivalent adjustment	0.12%	0.40%	0.05%	0.05%	0.05%

Tax equivalent interest yield	5.37%	4.25%	6.93%	3.93%	2.89%

Six months ended June 30, 2008

	Federal		Interest	Net	Net
	Funds	Investment	Earning	Interest	Interest
	Sold	Securities	Assets	Income	Spread
GAAP interest income	$171,969	$310,389	$7,496,138	$4,589,371
Tax equivalent adjustment	3,312	27,144	30,456	30,456

Tax equivalent interest income	$175,281	$337,533	$7,526,594	$4,619,827

GAAP interest yield	2.67%	4.00%	6.32%	3.87%	3.18%
Taxable equivalent adjustment	0.05%	0.35%	0.03%	0.03%	0.03%

Tax equivalent interest yield	2.72%	4.35%	6.35%	3.90%	3.21%

Six months ended June 30, 2007

	Federal		Interest	Net	Net
	Funds	Investment	Earning	Interest	Interest
	Sold	Securities	Assets	Income	Spread
GAAP interest income	$754,954	$344,914	$6,951,147	$3,948,638
Tax equivalent adjustment	19,100	36,059	55,159	55,159

Tax equivalent interest income	$774,054	$380,973	$7,006,306	$4,003,797

GAAP interest yield	5.25%	3.86%	6.86%	3.90%	2.82%
Taxable equivalent adjustment	0.13%	0.41%	0.05%	0.05%	0.05%

Tax equivalent interest yield	5.38%	4.27%	6.91%	3.95%	2.87%

Impact of Inflation and Changing Prices
     Management has prepared the financial statements and related data presented herein in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
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
Information Regarding Forward-Looking Statements
     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also include forward-looking statements in other statements that we make. All statements that are not descriptions of historical facts are forward-looking statements. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
     The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including market expansion, statements regarding anticipated changes in revenue and expenses, future sources of earnings/income, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, costs of funds, commercial real estate demand and related financing opportunities, losses on non-performing loans, interest rate sensitivity, the anticipated impact of new services we offer, financial and other goals and plans, the expected income from new branches offsetting related expenses, the impact of remote deposit capture on expenses and deposit growth, expected openings of new branches, earnings on BOLI, and customer growth are forward looking. Old Line Bancshares, Inc. bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares, Inc. to retain key personnel; the ability of Old Line Bancshares, Inc. to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares, Inc.; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, Inc.; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares, Inc.’s lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; and changes in economic, competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares, Inc. specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of June 30, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
          There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Issuer Purchases of Equity Securities
     We announced on August 17, 2007 that our board of directors had authorized our repurchase of up to 300,000 shares of our common stock. On March 12, 2008, we announced that the board of directors had authorized the repurchase of an additional 100,000 shares of our common stock. On July 18, 2008, we announced that the board of directors had authorized the repurchase of another 100,000 shares of our common stock. The following table outlines the purchases we have made of our shares of common stock during the quarter ended June 30, 2008.

			Total Number
			of	Maximum Number
			Shares Purchased	of Shares That
			as	May
	Total Number		Part of Publicly	Yet Be Purchased
	of	Average Price	Announced Plan	Under the Plan or
Date	Shares Purchased	Paid Per Share(1)	or Program	Programs
March 31, 2008				45,651
April 1-30, 2008	—	$—	—	45,651
May 1-31, 2008	—	—	—	45,651
June 1-30, 2008	9,400	7.70	9,400	36,251

Total Second Quarter	9,400	$7.70	9,400	36,251

1)	Includes commissions and fees.
     At June 30, 2008, there are 36,251 shares of common stock that we may yet repurchase as part of our publicly announced plan.
Item 3. Defaults Upon Senior Securities
          None
Item 4. Submission of Matters to a Vote of Security Holders
          (a) Old Line Bancshares, Inc. held its annual meeting of stockholders on May 29, 2008.
          (b) At the annual meeting Craig E. Clark, Gail D. Manuel, Gregory S. Proctor, Jr. and Suhas R. Shah were elected to serve a three-year term expiring upon the date of Old Line Bancshares, Inc.’s 2011 Annual Meeting and John P. Davey was elected to serve the remainder of a three year term expiring in 2010. The term of office of the following directors continued after the meeting:
Term Expiring at 2009 Annual Meeting
Charles A. Bongar, Jr.
Nancy L. Gasparovic
Frank Lucente, Jr.
John M. Suit, II
Term Expiring at 2010 Annual Meeting
James W. Cornelsen
Daniel W. Deming
James F. Dent
John D. Mitchell, Jr.

          (c) 1. The following individuals were nominees for the Board of Directors for a term to expire at the 2011 Annual Meeting. The number of votes for or withheld for each nominee was as follows:

	For	Withheld	Total
Craig E. Clark	3,391,853	131,199	3,523,052
Gail D. Manuel	3,387,209	135,843	3,523,052
Gregory S. Proctor, Js.	3,386,654	136,398	3,523,052
Suhas R. Shah	3,391,654	131,398	3,523,052
               John P. Davey was elected to serve the remainder of a three year term expiring in 2010. The number of votes for or withheld for John P. Davey were as follows:

	For	Withheld	Total
John P. Davey	3,393,109	129,943	3,523,052
                    2. Votes were cast to ratify the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of Old Line Bancshares, Inc. for 2008 as follows:

For	Against	Abstain	Broker Non-Votes	Total
3,173,220	6,750	343,082	0	3,523,052
Item 5. Other Information
          None
Item 6. Exhibits

10.41	Lease Agreement by and between Old Line Bank and AF Limited Partnership dated May 31, 2008

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.
Date: August 7, 2008	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)