Form 10-Q
period 2008-09-30
OLD LINE BANCSHARES INC
filed 2008-11-12
CIK 1253317

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Yes ☐ No ☑
As of October 31, 2008 the registrant had 3,858,764 shares of common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiary
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$3,949,847	$3,172,089
Federal funds sold	21,904,173	9,822,079

Total cash and cash equivalents	25,854,020	12,994,168
Time deposits in other banks	—	2,000,000
Investment securities available for sale	8,751,056	9,393,356
Investment securities held to maturity	9,847,243	2,301,591
Loans, less allowance for loan losses	223,531,239	201,941,667
Restricted equity securities at cost	2,126,550	2,080,250
Investment in real estate LLC	811,925	805,971
Bank premises and equipment	4,801,831	4,207,395
Accrued interest receivable	992,284	918,078
Deferred income taxes	186,948	161,940
Bank owned life insurance	8,013,389	7,769,290
Other assets	1,042,618	637,570

	$285,959,103	$245,211,276

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$35,483,127	$35,141,289
Interest-bearing	176,913,764	142,670,944

Total deposits	212,396,891	177,812,233
Short-term borrowings	23,310,048	16,347,096
Long-term borrowings	15,000,000	15,000,000
Accrued interest payable	653,738	693,868
Income tax payable	48,609	238,226
Other liabilities	559,142	488,599

	251,968,428	210,580,022

Stockholders’ equity
Common stock, par value $.01 per share; authorized 15,000,000 shares; issued and outstanding 3,859,117 in 2008, and 4,075,849 in 2007	38,591	40,758
Additional paid-in capital	28,802,634	30,465,013
Retained earnings	5,175,823	4,155,232

	34,017,048	34,661,003
Accumulated other comprehensive income	(26,373)	(29,749)

	33,990,675	34,631,254

	$285,959,103	$245,211,276

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest revenue
Loans, including fees	$3,642,695	$3,359,297	$10,620,360	$9,210,576
U.S. Treasury securities	17,052	27,993	58,237	89,337
U.S. government agency securities	40,319	70,848	90,026	230,830
Mortgage backed securities	96,203	11,731	209,053	38,447
Municipal securities	23,883	26,954	72,694	80,898
Federal funds sold	85,110	270,175	257,079	1,025,129
Other	31,262	19,268	125,213	62,196

Total interest revenue	3,936,524	3,786,266	11,432,662	10,737,413

Interest expense
Deposits	1,256,945	1,485,826	3,773,591	4,249,039
Borrowed funds	202,894	180,826	593,015	420,122

Total interest expense	1,459,839	1,666,652	4,366,606	4,669,161

Net interest income	2,476,685	2,119,614	7,066,056	6,068,252

Provision for loan losses	180,000	120,000	345,000	206,000

Net interest income after provision for loan losses	2,296,685	1,999,614	6,721,056	5,862,252

Non-interest revenue
Service charges on deposit accounts	78,533	76,579	230,737	220,497
Marine division broker origination fees	—	49,260	—	262,218
Earnings on bank owned life insurance	90,895	91,492	273,609	248,130
Income (loss) on investment in real estate LLC	(7,737)	(3,512)	5,904	256
Gain (loss) on disposal of assets	—	(7,372)	—	(7,372)
Other fees and commissions	47,419	71,436	191,958	191,105

Total non-interest revenue	209,110	277,883	702,208	914,834

Non-interest expense
Salaries	822,131	851,056	2,308,762	2,406,093
Employee benefits	222,607	236,253	723,965	749,518
Occupancy	286,729	241,648	837,438	676,269
Equipment	81,771	66,197	228,437	184,599
Data processing	67,163	51,293	193,042	165,385
Other operating	348,886	338,654	1,014,822	1,027,878

Total non-interest expense	1,829,287	1,785,101	5,306,466	5,209,742

Income before income taxes	676,508	492,396	2,116,798	1,567,344

Income taxes	243,115	163,857	741,748	503,603

Net income	$433,393	$328,539	$1,375,050	$1,063,741

Basic earnings per common share	$0.11	$0.08	$0.35	$0.25
Diluted earnings per common share	$0.11	$0.08	$0.35	$0.25
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2008
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2007	4,075,849	$40,758	$30,465,013	$4,155,232	$(29,749)
Common stock repurchased	(216,732)	(2,167)	(1,747,000)	—	—
Net income	—	—	—	1,375,050	—	$1,375,050
Unrealized gain on securities available for sale, net of income taxes of $2,199	—	—	—	—	3,376	3,376

Comprehensive income						$1,378,426

Stock based compensation awards	—	—	84,621	—	—
Cash dividend $0.09 per share	—	—	—	(354,459)	—

Balance, September 30, 2008	3,859,117	$38,591	$28,802,634	$5,175,823	$(26,373)

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2008	2007

Cash flows from operating activities
Interest received	$11,337,320	$10,538,974
Fees and commissions received	452,155	700,985
Interest paid	(4,406,736)	(4,527,904)
Cash paid to suppliers and employees	(5,257,879)	(5,112,192)
Income taxes paid	(958,572)	(830,109)

	1,166,288	769,754

Cash flows from investing activities
Purchases of time deposits in other banks	2,000,000	—
Purchase of investment securities
Held to maturity	(8,237,285)	—
Available for sale	(5,534,900)	—
Proceeds from disposal of investment securities
Held to maturity	693,467	500,000
Available for sale at maturity or call	6,178,534	1,845,400
Loans made, net of principal collected	(21,911,029)	(37,780,841)
Purchase of equity securities	(46,300)	(9,700)
Investment in bank owned life insurance (BOLI)	—	(4,000,000)
Investment in real estate LLC	(50)	10,322
Purchase of premises, equipment and software	(892,856)	(553,066)
Proceeds from sale of premises and equipment	—	76,493

	(27,750,419)	(39,911,392)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	34,182,473	9,891,630
Other deposits	402,184	145,272
(Decrease) increase in short-term borrowings	6,962,952	13,383,246
(Decrease) increase in long-term borrowings	—	(3,000,000)
Repurchase of common stock	(1,749,167)	—
Proceeds from stock options exercised, including tax benefit	—	6,250
Dividends paid	(354,459)	(382,915)

	39,443,983	20,043,483

Net increase (decrease) in cash and cash equivalents	12,859,852	(19,098,155)

Cash and cash equivalents at beginning of year	12,994,168	39,628,195

Cash and cash equivalents at end of year	$25,854,020	$20,530,040

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2008	2007

Reconciliation of net income to net cash provided (used) by operating activities
Net income	$1,375,050	$1,063,741

Adjustments to reconcile net income to net cash provided (used) by operating activities

Depreciation and amortization	311,780	248,936
Provision for loan losses	345,000	206,000
Loss on sale of equipment	—	7,372
Change in deferred loan fees net of costs	(23,543)	(68,887)
Amortization of premiums and discounts	2,408	3,130
Deferred income taxes	(27,207)	(41,095)
Stock based compensation awards	84,621	149,623
(Income) loss from investment in real estate LLC	(5,904)	(256)
Increase (decrease) in
Accrued interest payable	(40,130)	141,257
Income tax payable & other liabilities	(119,074)	(377,003)
Decrease (increase) in
Accrued interest receivable	(74,206)	(129,552)
Bank owned life insurance	(244,099)	(227,045)
Other assets	(418,408)	(206,467)

	$1,166,288	$769,754

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business-Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of Old Line Bank. Old Line Bancshares, Inc. also has an approximately $812,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).

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

We have a 50% investment in a real estate limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge). As required under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN46R”), we have considered our investment in Pointer Ridge and determined Pointer Ridge is a variable interest entity, but Old Line Bancshares is not the primary beneficiary. Therefore, we do not consolidate Pointer Ridge’s results and financial position with that of Old Line Bancshares. Rather, we account for our investment in Pointer Ridge using the equity method.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.
Pointer Ridge Office Investment, LLC

	September 30,	December 31,
Balance Sheets	2008	2007
Current assets	$508,342	$440,256
Non-current assets	7,685,421	7,815,892
Liabilities	6,569,913	6,644,206
Equity	1,623,850	1,611,942

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statements of Income
Revenue	$265,181	$238,684	$754,427	$692,397
Expenses	280,655	245,708	742,619	691,885

Net income (loss)	$(15,474)	$(7,024)	$11,808	$512

4.	INCOME TAXES

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

	Three MonthsEnded		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average number of shares	3,880,460	4,254,599	3,940,228	4,254,599
Dilutive average number of shares	1,324	8,193	2,742	5,869
6.	STOCK-BASED COMPENSATION
We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an individual is required to provide service in exchange for such award. For the nine months ended September 30, 2008 and 2007, we recorded stock-based compensation expense of $84,621 and $149,623, respectively. For the three months ended September 30, 2008 and 2007, we recorded stock-based compensation expense of $19,821 and $30,333, respectively.
Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, we recognized an $11,887 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options.
We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have issued grants with options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. At September 30, 2008, there was $79,248 of total unrecognized compensation cost related to nonvested stock options that we expect to realize over the next 3.75 years. As of September 30, 2008, there were 134,180 shares remaining available for future issuance under the stock option plans.
Directors and officers did not exercise any options during the three or nine month period ended September 30, 2008. The intrinsic value of the 900 options that directors and officers exercised during the nine months ended September 30, 2007 was $5,184. Directors and officers did not exercise any options during the three month period ended September 30, 2007.

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
6.	STOCK-BASED COMPENSATION (Continued)

A summary of the stock option activity during the nine month period follows:

	September 30,
	2008		2007
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	216,920	$9.37	182,820	$8.91
Options granted	37,300	7.75	47,200	10.57
Options exercised	—	—	(900)	4.72
Options forfeited	(14,000)	11.09	(4,000)	11.31

Outstanding, end of period	240,220	$9.02	225,120	$9.23

Information related to options as of September 30, 2008 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	September 30, 2008	term	price	September 30, 2008	price
$3.33-$4.17	11,700	2.25	$3.44	11,700	$3.44
$4.18-$5.00	21,600	3.21	4.65	21,600	4.65
$5.01-$10.00	83,920	7.42	8.85	59,054	9.32
$10.01-$11.31	123,000	7.56	10.43	100,200	10.41

	240,220	6.86	$9.02	192,554	$9.00

Intrinsic value of outstanding options where the market value exceeds the exercise price		$117,375
Intrinsic value of exercisable options where the market value exceeds the exercise price		$117,375

7.	RETIREMENT PLAN
Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of employee eligible compensation. Our contributions to the plan, included in employee benefit expenses, for the nine months ended September 30, 2008 and 2007 were $100,273, and $97,182, respectively. Old Line Bank’s contributions to the plan for the three months ended September 30, 2008 and 2007 were $33,280 and $36,172, respectively.
Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the nine month periods ended September 30, 2008 and 2007 were $89,434 and $72,448, respectively. The SERP expense for the three month periods ended September 30, 2008 and 2007 were $29,812 and $23,478, respectively.
8.	ASSETS MEASURED AT FAIR VALUE ON A CONTINUING BASIS

On January 1, 2008, we adopted Statement of Financing Accounting Standards No. 157, Fair Value Measurements. Old Line Bank values investment securities classified as available for sale at fair value. The fair value hierarchy established in SFAS 157, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs. We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations, and some agency securities under Level 2. At September 30, 2008, we established values for available for sale investment securities as follows (000’s):

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Invesment securities available for sale	8,751	5,507	3,244	—
The following table reconciles the changes in Level 3 input balances during the quarter (000’s):

Balance beginning of quarter	$2,937
Total unrealized losses included in other comprehensive income
Purchases, issuances, and settlments
Transfers in and/or out of Level 3	(2,937)

Balance September 30, 2008	$—

The amount of total losses for the period attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

There were no changes in gains and losses (realized and unrealized) included in earnings for the quarter ended September 30, 2008.
9.	RECENT ACCOUNTING STANDARDS

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
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $812,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants. We lease approximately 50% of this building for our main office and operate a branch of Old Line Bank from this address.
Summary of Recent Performance and Other Activities
     We are pleased to report sound financial performance for the third quarter of 2008. Net income was $433,393 or $0.11 per basic and diluted common share for the three month period ending September 30, 2008. This was $104,854 or 31.92% higher than net income of $328,539 or $0.08 per basic and diluted common share for the same period in 2007. Net income for the nine month period ended September 30, 2008 was $1.4 million or $0.35 per basic and diluted common share. This represented an increase of $311,309 or 29.27% compared to net income of $1.1 million or $0.25 per basic and diluted common share for the nine months ended September 30, 2007.
     During the first nine months of 2008, the following events occurred.
•	We opened our 8th branch at 167-U Jennifer Road, Annapolis, Anne Arundel County, Maryland.

•	We maintained asset quality and collected all principal, interests and costs on an approximately $127,000 non-accrual loan that we previously reported.

•	We increased the provision for loan losses 67.48% or $139,000.

•	The loan portfolio grew $21.6 million (10.70%).

•	Total assets increased $40.8 million (16.64%).

•	We repurchased 216,732 shares of our common stock at an average price of $8.07 per share.

•	We increased earnings per basic share $0.10 or 40.0%.

•	We increased the number of shares of the Company’s common stock that we may repurchase under the previously approved Stock Repurchase Program from 400,000 shares of common stock to 500,000 shares.

•	We maintained liquidity and by all regulatory measures remained “well capitalized”.

     We believe that it was an accomplishment to increase earnings, grow the loan portfolio and maintain credit quality despite the turbulence in the financial markets, the continued weak economic environment and the uncertainties faced by our industry. Because of this weak economic environment and growth in the loan portfolio, we increased the provision for loan losses 50.0% or $60,000 during the three month period and 67.48% or $139,000 during the nine month period ended September 30, 2008.
     The following summarizes the highlights of our financial performance for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2008	2007	$ Change	% Change
Net income	$433	$329	$104	31.61%
Interest revenue	3,937	3,786	151	3.99
Interest expense	1,460	1,667	(207)	(12.42)
Net interest income after provision for loan losses	2,297	2,000	297	14.85
Non-interest revenue	209	278	(69)	(24.82)
Non-interest expense	1,829	1,785	44	2.46
Average total loans	223,182	179,228	43,954	24.52
Average interest earning assets	259,704	215,098	44,606	20.74
Average total interest-bearing deposits	171,862	143,586	28,276	19.69
Average noninterest-bearing deposits	35,866	33,090	2,776	8.39
Net interest Margin (1)	3.81%	3.96%
Return on average equity	5.04%	3.65%
Basic earnings per common share	$0.11	$0.08	$0.03	37.50
Diluted earnings per common share	0.11	0.08	0.03	37.50

(1)	See “Reconciliation of Non-GAAP Measures”

The following outlines the highlights of our financial performance for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007.

	Nine months ended September 30,
	(Dollars in thousands)
	2008	2007	$ Change	% Change
Net income	$1,375	$1,064	$311	29.23%
Interest revenue	11,433	10,737	696	6.48
Interest expense	4,367	4,669	(302)	(6.47)
Net interest income after provision for loan losses	6,721	5,862	859	14.65
Non-interest revenue	702	915	(213)	(23.28)
Non-interest expense	5,306	5,210	96	1.84
Average total loans	213,755	165,611	48,144	29.07
Average interest earning assets	245,186	207,957	37,229	17.90
Average total interest-bearing deposits	158,310	139,420	18,890	13.55
Average noninterest-bearing deposits	35,730	34,632	1,098	3.17
Net interest Margin (1)	3.87%	3.95%	(0)	(2.03)
Return on average equity	5.34%	4.01%	0	33.17
Basic earnings per common share	$0.35	$0.25	$0.10	40.00
Diluted earnings per common share	0.35	0.25	0.10	40.00

(1)	See “Reconciliation of Non-GAAP Measures”
Growth Strategy
     We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.
     We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. We plan to expand in Prince George’s County, Maryland and may expand in Charles County and Anne Arundel County as well as contiguous northern and western counties, such as Montgomery County and Howard County, Maryland.
     In May 2008, we executed a lease agreement to lease 1,620 square feet of space in a store unit located at 167-U Jennifer Road, Annapolis, Maryland in the County of Anne Arundel. In September 2008, we opened this branch. We hired the staff for this branch during the months of August and September of 2008.
     In February 2008, we opened a branch in College Park (Prince George’s County), Maryland at 9658 Baltimore Avenue, College Park, Maryland. This branch is in the same building as the loan production office that houses our team of loan officers. We hired the Branch Manager and staff for this location in February 2008.
     As part of our expansion efforts, in July 2004, Old Line Bank executed a lease and applied to regulatory authorities to open a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County. We anticipated that construction of the building in which we plan to locate the branch would begin during the second or third quarter of 2006 and we expected to open the branch in the first quarter of 2007. However, the owner of the property was unable to complete the requirements contained in the lease and begin construction of the branch. Construction of this location began in 2007. We expect to open this branch during the first or second quarter of 2009.

     In July 2007, we identified a site for a second branch location in Bowie, Maryland. Currently, the landlord is preparing a pad site. Assuming the landlord completes the preparation of the pad site and meets all of the conditions of the lease, we plan to lease the pad site and construct a branch. The pad site is located in the Fairwood Office Park in Bowie, Maryland. We anticipate we will open this branch during the 1st or 2nd quarter of 2009.
     As expected, the costs associated with opening of the Annapolis branch caused a $60,655 or 19.70% increase in occupancy and equipments costs during the three month period ended September 30, 2008. The openings of this branch, the Greenbelt branch in June 2007 and the College Park branch in February 2008 were the major factors contributing to the $205,007 or 23.81% increase in these costs during the nine month period ended September 30, 2008. Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase. We anticipate that, over time, income generated from the branches will offset any increase in expenses.
     Expansion of Commercial, Construction and Commercial Real Estate Lending
     We hired a new Vice President of Commercial Lending for our Waldorf office and a new Senior Vice President of Commercial Lending to service the Anne Arundel County market during 2007. As we expected, the increase in personnel during 2007 and the staffing for the new Annapolis, College Park and Greenbelt branches caused an increase in salary and benefit expenses in the third quarter of 2008 compared to the third quarter of 2007. This increase was offset by the termination of the employees that worked in the marine division that we closed at the end of the third quarter of 2007.
     Although the current economic climate presents significant challenges to our industry, as a result of the new branches and lending personnel, we anticipate the bank will experience loan and deposit growth during the remainder of 2008 and beyond. We do expect that the current economic climate will cause a slower rate of loan growth in the future than we have historically experienced. We anticipate that after establishment of the Bowie and Crofton branches outlined above that we will slow down the rate of branch expansion, although should we identify new branch locations that will support our long term growth plans we may open additional branches.
     Other Opportunities
     We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, telephone banking and Internet banking with on-line account access and bill payer service. In the fourth quarter of 2007, we began offering selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us. This service has modestly increased equipment cost, reduced courier fees, and positively impacted deposit growth. We will continue to evaluate cost effective ways that technology can enhance our management, products and services.
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
     Three months ended September 30, 2008 compared to three months ended September 30, 2007
     Net interest income after provision for loan losses for the three months ended September 30, 2008 increased $297,071 or 14.86% to $2.3 million from $2.0 million for the same period in 2007.

     Interest revenue increased from $3.8 million for the three months ended September 30, 2007 to $3.9 million for the same period in 2008. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest-bearing liabilities. A decline in the interest rates on these assets partially offset the growth in loans. The increase in interest bearing assets was primarily caused by a $44.0 million increase in average total loans. In order to fund this loan growth, we deployed funds from lower yielding federal funds sold. The growth in average total loans was attributable to the business development efforts of the entire Old Line Bank lending team and directors and the expansion of our branch network. We believe that the expansion of our branch network provides us with increased name recognition and new opportunities that contributed to our growth.
     Interest expense for all interest-bearing liabilities decreased $206,813 or 12.41% to $1.5 million for the three months ended September 30, 2008. This was primarily attributable to a 121 basis point decrease in the cost of interest-bearing deposits and a 142 basis point decrease in the cost of borrowed funds. This decrease in the cost of interest bearing liabilities was partially offset by a $44.9 million increase in total interest bearing liabilities. As a result of these items, our net interest margin was 3.81% for the three months ended September 30, 2008, as compared to 3.96% for the three months ended September 30, 2007.

     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended September 30, 2008 and 2007, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended September 30,	2008			2007
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$17,066,658	$86,739	2.02%	$20,716,231	$275,598	5.28%
Time deposits in other banks	1,539,007	11,083	2.86	—	—
Investment securities(1)(2) U.S. Treasury	2,000,219	18,035	3.58	3,499,976	29,349	3.33
U.S. government agency	4,252,471	42,643	3.98	7,248,935	74,280	4.07
Mortgage backed securities	8,478,144	96,203	4.50	1,188,637	11,731	3.92
Municipal securities	2,872,573	38,626	5.33	3,226,799	42,700	5.25
Other	2,093,391	20,627	3.91	1,375,179	19,600	5.65

Total investment securities	19,696,798	216,134	4.35	16,539,526	177,660	4.26

Loans:(3)
Commercial	65,730,075	1,098,186	6.63	44,282,892	928,169	8.32
Mortgage	141,040,659	2,320,927	6.53	114,914,717	2,159,857	7.46
Installment	16,411,781	223,582	5.40	20,030,827	271,271	5.37

Total loans	223,182,515	3,642,695	6.48	179,228,436	3,359,297	7.44
Allowance for loan losses	1,780,801	—		1,385,694	—

Total loans, net of allowance	221,401,714	3,642,695	6.53	177,842,742	3,359,297	7.49

Total interest earning assets(1)	259,704,177	3,956,651	6.04	215,098,499	3,812,555	7.03

Non-interest bearing cash	4,095,686			3,766,509
Premises and equipment	4,558,753			4,303,295
Other assets	11,382,635			10,262,060

Total assets	$279,741,251			$233,430,363

Liabilities and Stockholders’ Equity:

Interest bearing deposits
Savings	$6,891,844	10,271	0.59	$8,385,896	14,083	0.67
Money market and NOW	34,783,690	77,031	0.88	30,400,034	182,704	2.38
Other time deposits	130,186,143	1,169,643	3.56	104,800,085	1,289,039	4.88

Total interest-bearing deposits	171,861,677	1,256,945	2.90	143,586,015	1,485,826	4.11
Borrowed funds	36,418,106	202,894	2.21	19,772,858	180,826	3.63

Total interest-bearing liabilities	208,279,783	1,459,839	2.78	163,358,873	1,666,652	4.05

Noninterest-bearing deposits	35,866,273			33,089,747

	244,146,056			196,448,620
Other liabilities	1,455,087			1,248,865
Stockholders’ equity	34,140,108			35,732,878

Total liabilities and stockholders’ equity	$279,741,251			$233,430,363

Net interest spread(1)			3.26			2.98

Net interest income and Net interest margin(1)		$2,496,812	3.81%		$2,145,903	3.96%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these investments. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Average non-accruing loans for the three month periods ended September 30, 2008 and 2007 were $934,705 and $126,440, respectively.

     Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
     Net interest income after provision for loan losses for the nine months ended September 30, 2008 amounted to $6.7 million, which was $858,804 or 14.65% greater than the 2007 level of $5.9 million. The increase was primarily attributable to a $37.2 million increase in total average interest earning assets to $245.2 million for the nine months ended September 30, 2008 from $208.0 million for the nine months ended September 30, 2007. Interest expense for all interest bearing liabilities was $4.4 million for the nine months ended September 30, 2008 versus $4.7 million for the nine months ended September 30, 2007. The increase in earnings assets was a result of increased business development efforts from the entire Old Line Bank lending team. Additionally, we believe that the opening of the College Park and Greenbelt branches provided us with increased name recognition that also contributed to our growth.
     Our net interest margin was 3.87% for the nine months ended September 30, 2008, as compared to 3.95% for the nine months ended September 30, 2007. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets declined during the period 72 basis points from 6.96% in 2007 to 6.24% in 2008. This decrease was because of the rapid reduction in the federal funds interest rate that the Federal Reserve implemented. We partially offset these rate reductions through growth in the loan portfolio. As a result of this growth, there were a higher percentage of funds invested in higher yielding commercial and mortgage loans during the period.
     The 103 basis point reduction in the cost of interest-bearing liabilities that occurred as a result of re-pricing of interest bearing accounts to current market interest rates and maturities of and subsequent re-pricing of time deposits partially offset the decrease in yield on interest earning assets and improved our net interest spread. However, because of an increase in the percentage of average total interest bearing liabilities relative to average total liabilities the net interest margin declined.
     Because of increased recognition in the Prince George’s County market, the new loan officers in Charles and Anne Arundel Counties, the addition of the College Park, Greenbelt, and Annapolis branches and with continued growth in deposits; we anticipate that we will continue to grow earning assets during the remainder of 2008. In an effort to stimulate the economy, the Federal Reserve has continued to decrease interest rates which may result in lower interest rates that we can charge on loans as well lower interest rates paid on our other interest-earning assets. Although we expect to deploy federal funds into higher earning investments and loans for the remainder of the year, we anticipate that it will be a challenge to continue to grow net interest income and the net interest margin during the remainder of 2008.

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
Average Balances, Interest and Yields

	2008			2007
	Average			Average
Nine Months Ended September 30,	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$14,324,829	$262,020	2.44%	$26,200,812	$1,049,652	5.36%
Time deposits in other banks	1,850,149	47,198	3.40	—	—
Investment securities(1)(2) U.S. Treasury	2,345,107	61,594	3.50	3,747,278	93,664	3.34
U.S. government agency	3,373,028	95,215	3.76	7,771,329	242,011	4.16
Mortgage backed securities	6,206,584	209,053	4.49	1,303,726	38,447	3.94
Municipal securities	2,917,024	107,488	4.91	3,227,878	121,146	5.02
Other	2,100,469	80,317	5.09	1,459,307	63,365	5.81

Total investment securities	16,942,212	553,667	4.35	17,509,518	558,633	4.27

Loans: (3)
Commercial	61,197,893	3,171,251	6.90	41,160,713	2,591,531	8.42
Mortgage	135,422,739	6,772,121	6.66	103,742,840	5,804,009	7.48
Installment	17,134,442	676,988	5.26	20,707,507	815,036	5.26

Total loans	213,755,074	10,620,360	6.62	165,611,060	9,210,576	7.44
Allowance for loan losses	1,686,510	—		1,364,252	—

Total loans, net of allowance	212,068,564	10,620,360	6.67	164,246,808	9,210,576	7.50

Total interest earning assets(1)	245,185,754	11,483,245	6.24	207,957,138	10,818,861	6.96

Non-interest bearing cash	3,955,090			3,836,934
Premises and equipment	4,414,384			4,168,379
Other assets	11,095,402			9,736,622

Total assets	$264,650,630			$225,699,073

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$6,647,613	31,901	0.64	$8,668,562	43,283	0.67
Money market and NOW	34,244,291	259,736	1.01	26,441,171	423,018	2.14
Other time deposits	117,417,843	3,481,954	3.95	104,310,045	3,782,738	4.85

Total interest-bearing deposits	158,309,747	3,773,591	3.18	139,419,778	4,249,039	4.07
Borrowed funds	34,915,382	593,015	2.26	14,955,868	420,122	3.76

Total interest-bearing liabilities	193,225,129	4,366,606	3.01	154,375,646	4,669,161	4.04

Noninterest-bearing deposits	35,729,533			34,631,504

	228,954,662			189,007,150
Other liabilities	1,385,765			1,233,502
Stockholders’ equity	34,310,203			35,458,421

Total liabilities and stockholders’ equity	$264,650,630			$225,699,073

Net interest spread(1)			3.23			2.92

Net interest income and Net interest margin(1)		$7,116,639	3.87%		$6,149,700	3.95%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these investments. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Average non-accruing loans for the nine months ended September 30, 2008 and 2007 were $1,019,502 and $42,147, respectively.

The following tables describe the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.
Rate/Volume Variance Analysis

	Three months Ended September 30,
	2008 compared to 2007
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$(188,859)	$(176,198)	$(12,661)
Time deposits in other banks	11,083	—	11,083
Investment Securities(1)
U.S. Treasury	(11,314)	5,683	(16,997)
U.S. Government agency	(31,637)	(5,389)	(26,248)
Mortgage backed securities	84,472	7,460	77,012
Municipal securities	(4,074)	1,953	(6,027)
Other	1,027	(13,632)	14,659
Loans:
Commercial	170,017	(455,172)	625,189
Mortgage	161,070	(562,201)	723,271
Installment	(47,689)	5,817	(53,506)

Total interest revenue (1)	144,096	(1,191,679)	1,335,775

Interest-bearing liabilities
Savings	(3,812)	(2,725)	(1,087)
Money market and NOW	(105,673)	(149,746)	44,073
Other time deposits	(119,396)	(606,515)	487,119
Borrowed funds	22,068	(183,012)	205,080

Total interest expense	(206,813)	(941,998)	735,185

Net interest income(1)	$350,909	$(249,681)	$600,590

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Rate/Volume Variance Analysis

	Nine months Ended September 30,
	2008 compared to 2007
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$(787,632)	$(484,926)	$(302,706)
Time deposits in other banks	47,198	—	47,198
Investment Securities(1)
U.S. Treasury	(32,070)	5,484	(37,554)
U.S. Government agency	(146,796)	(27,252)	(119,544)
Mortgage backed securities	170,606	7,951	162,655
Municipal securities	(13,658)	(3,161)	(10,497)
Other	16,952	(10,550)	27,502
Loans:
Commercial	579,720	(644,313)	1,224,033
Mortgage	968,112	(836,679)	1,804,791
Installment	(138,048)	190	(138,238)

Total interest revenue (1)	664,384	(1,993,256)	2,657,640

Interest-bearing liabilities
Savings	(11,382)	(2,220)	(9,162)
Money market and NOW	(163,282)	(291,487)	128,205
Other time deposits	(300,784)	(831,539)	530,755
Borrowed funds	172,893	(270,631)	443,524

Total interest expense	(302,555)	(1,395,877)	1,093,322

Net interest income(1)	$966,939	$(597,379)	$1,564,318

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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

          The provision for loan losses was $180,000 for the three months ended September 30, 2008, as compared to $120,000 for the three months ended September 30, 2007, an increase of $60,000 or 50%. After completing the analysis outlined below, during the three month period ended September 30, 2008, we increased the provision for loan losses primarily because there was a 10.69% growth in the loan portfolio from December 31, 2007 to September 30, 2008, and there remains significant weakness in the economic environment in which we operate. We have not experienced any change in the quality of the loans in the portfolio and at quarter end we had one credit card with a balance of approximately $2,000 past due and the one non-performing asset, we previously reported, past due more than 30 days. We believe that most of our clients, even those that directly or indirectly serve the real estate industry, remain financially strong. However, as the real estate industry continues to encounter weakness, gasoline prices remain high and there is evidence that we are in a recession, we believe that it is prudent to continue to increase our provision for loan losses.
          The provision for the nine month period was $345,000. This represented a $139,000 or 67.48% increase as compared to the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we increased the provision for loan losses because the real estate industry continues to encounter difficulties, there is significant turbulence in the financial markets, there is evidence of weakness in the general economy and this may worsen. Although we do not have any investments or substantive loans comprised of sub-prime mortgages, because the real estate industry is a significant contributor to our local economy, we believe that its difficulties and higher gasoline prices have started to cause financial turmoil for other segments of the local economy and continued deterioration may negatively impact us. After completing the analysis outlined below, we determined during the nine month period that there were changes in economic factors during the period that would directly impact the quality of the loan portfolio and warrant a higher provision. Although we continue to closely monitor our loan portfolio and have not identified any specific areas of weakness, in the current economic environment, we believe that it is prudent to continue to increase the loan loss provision for all segments of our portfolio.
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
          We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At September 30, 2008, we had one non-accrual loan totaling $934,705. We have not designated a specific allowance for this non-accrual loan. We have one credit card with a balance of approximately $2,000 that was past due 30 days at quarter end. The borrower subsequently made a payment on this credit card. We have no other loans past due 30 days or more. We also do not have any substantive loans comprised of sub-prime mortgages.
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
          The allowance for loan losses represents 0.85% of gross loans at September 30, 2008 and 0.78% at December 31, 2007. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

          The following table provides an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2008	2007	2007

Balance, beginning of period	$1,586,737	$1,280,396	$1,280,396
Provision for loan losses	345,000	206,000	318,000

Chargeoffs:
Commercial	—	—	(6,064)
Installment	(15,940)	(5,896)	(6,085)

Total chargeoffs	(15,940)	(5,896)	(12,149)
Recoveries:
Installment	454	352	490

Total recoveries	454	352	490

Net (chargeoffs) recoveries	(15,486)	(5,544)	(11,659)

Balance, end of period	$1,916,251	$1,480,852	$1,586,737

Allowance for loan losses to gross loans	0.85%	0.78%	0.78%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.007%	0.003%	0.007%
          The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

	September 30,				December 31,
	2008		2007		2007
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Installment & others	$13,850	0.52%	$12,200	0.59%	$10,236	0.45%
Boat	101,544	6.61	124,244	9.78	106,405	8.66
Mortgage	1,287,905	63.62	958,367	62.96	1,080,897	63.57
Commercial	512,952	29.25	386,041	26.67	389,199	27.32

Total	$1,916,251	100.00%	$1,480,852	100.00%	$1,586,737	100.00%

          Non-interest Revenue
          Three months ended September 30, 2008 compared to three months ended September 30, 2007
          Non-interest revenue totaled $209,110 for the three months ended September 30, 2008, a decrease of $68,773 or 24.75% from the 2007 amount of $277,883. Non-interest revenue for the three months ended September 30, 2008 and September 30, 2007 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions. For the period ended September 30, 2007, non-interest revenue also included broker origination fees from the marine division.
          The following table outlines the changes in non-interest revenue for the three month periods.

	September 30,	September 30,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$78,533	$76,579	$1,954	2.55%
Marine division broker origination fees	—	49,260	(49,260)	(100.00)
Earnings on bank owned life insurance	90,895	91,492	(597)	(0.65)
Income (loss) on investment in real estate LLC	(7,737)	(3,512)	(4,225)	120.30
Gain (loss) on disposal of assets	—	(7,372)	7,372
Other fees and commissions	47,419	71,436	(24,017)	(33.62)

Total non-interest revenue	$209,110	$277,883	$(68,773)	(24.75)%

          Service charges on deposit accounts increased due to increases in the number of customers and the services they used. There were no marine division broker origination fees earned during the quarter ended September 30, 2008 because late in the third quarter of 2007, we closed this division. Earnings on bank owned life insurance decreased primarily because the rate earned on the investment decreased. As a result of increased operating expenses, the loss on investment in real estate LLC was higher in the 3rd quarter of 2008 than the comparable period of 2007. Other fees and commissions decreased $24,017 primarily because of a decrease in other loan fees that was caused primarily from a decline in construction related settlements.
          Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
          The following table outlines the changes in non-interest revenue for the nine month periods.

	September 30,	September 30,
	2008	2007	$ Change	% Change
Service charges on deposit accounts	$230,737	$220,497	$10,240	4.64%
Marine division broker origination fees	—	262,218	(262,218)	(100.00)
Earnings on bank owned life insurance	273,609	248,130	25,479	10.27
Income (loss) on investment in real estate LLC	5,904	256	5,648	2206.25
Gain (loss) on disposal of assets	—	(7,372)	7,372	(100.00)
Other fees and commissions	191,958	191,105	853	0.45

Total non-interest revenue	$702,208	$914,834	$(212,626)	(23.24)%

          Service charges on deposit accounts increased due to increases in the number of customers and the services they use. We did not earn any marine division broker origination fees during the period because we closed this division at the end of the third quarter of 2007. Earnings on bank owned life insurance increased because we invested an additional $4 million in February 2007. As a result, we had an additional thirty days of interest income on the investment in 2008. Pointer Ridge income increased $5,648 because it had more tenants and there were rent increases implemented during the nine month period. Other fees and commissions increased $853 primarily because in April 2007, we began leasing the Waldorf office space that we vacated in July 2006 and because of increases in loan income received from the repayment of a non-accrual loan. These increases were offset by a decline in construction loan fees.
          Because of the new lenders we have hired and the new Annapolis, College Park and Greenbelt branches that we have opened, we expect that customer relationships will continue to grow during the remainder of 2008. We anticipate this growth will cause an increase in service charges on deposit accounts. As a result of our decision to cease operations in the marine division, we will not have any fee income from the marine division in 2008. We believe the demand in the commercial real estate market will slow during the 4th quarter of 2008. As a result, we expect other loan fees which are included in other fees and commissions will either remain consistent with the 3rd quarter or decline slightly. We expect our earnings on bank owned life insurance will remain stable during the remainder of 2008. We anticipate the loss from Pointer Ridge in the 4th quarter 2008 will remain comparable to the loss in the 3rd quarter of 2008. The Federal Reserve’s recent decrease in the Federal Funds rate may cause a decline in our net interest income and net interest margin.
          Non-interest Expense
          Three months ended September 30, 2008 compared to three months ended September 30, 2007
          Non-interest expense increased 2.48% or $44,186 for the three months ended September 30, 2008. The following chart outlines the changes in non-interest expenses for the period.

	September 30,	September 30,
	2008	2007	$ Change	% Change
Salaries	$822,131	$851,056	$(28,925)	(3.40)%
Employee benefits	222,607	236,253	(13,646)	(5.78)
Occupancy	286,729	241,648	45,081	18.66
Equipment	81,771	66,197	15,574	23.53
Data processing	67,163	51,293	15,870	30.94
Other operating	348,886	338,654	10,232	3.02

Total non-interest expenses	$1,829,287	$1,785,101	$44,186	2.48%

          Salaries and benefits decreased primarily because we closed the marine division late in the third quarter of 2007 and terminated the employees associated with it. This reduction was partially offset by the costs associated with the new personnel hired for the College Park and Annapolis branches and the new loan officer hired in September of 2007.
          Occupancy and equipment expenses increased because of the opening of the new Annapolis branch in September 2008, the College Park branch in February 2008 and annual rental increases. Data processing costs increased because of our new locations and new services provided by our data processor. Other operating expenses increased primarily because of increased business development and other employees expenses that were partially offset by a decrease in the origination costs derived from the marine division during the period.

          Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
          Non-interest expense for the nine months ended September 30, 2008 increased 1.86% or $96,724 relative to the amount reported in the same period in 2007. The following chart outlines the changes in non-interest expenses for the period.

	September 30,	September 30,
	2008	2007	$ Change	% Change
Salaries	$2,308,762	$2,406,093	$(97,331)	(4.05)%
Employee benefits	723,965	749,518	(25,553)	(3.41)
Occupancy	837,438	676,269	161,169	23.83
Equipment	228,437	184,599	43,838	23.75
Data processing	193,042	165,385	27,657	16.72
Other operating	1,014,822	1,027,878	(13,056)	(1.27)

Total non-interest expenses	$5,306,466	$5,209,742	$96,724	1.86%

          Salary and benefit expenses decreased primarily because we closed the marine division late in the third quarter of 2007 and terminated the employees associated with it and stock based compensation expense decreased from $149,623 in 2007 to $84,621 for the same period in 2008. The stock based compensation expense decreased because the Board of Directors did not receive any vested options in 2008 and they received 10,000 vested options in 2007. These reductions were partially offset by the costs associated with the new personnel hired for the Greenbelt, College Park and Annapolis branches and the new loan officers hired in April and September 2007.
          Occupancy and equipment expenses increased because of the opening of the new Greenbelt branch in June 2007, the College Park branch in February 2008, the Annapolis branch in September 2008, and annual rental increases. Data processing costs increased because of the new locations, new services provided by our data processor, and contractual increases. Other operating expenses decreased primarily because of the elimination of the costs associated with the marine division.
          For the remainder of 2008, we anticipate non-interest expenses will increase relative to the comparable period in 2007. We will incur increased rent expense related to the new Greenbelt and Annapolis locations and increased operational expenses associated with these branches as well as costs associated with the additional branch we expect to open during the 1st or 2nd quarter 2009.
          Income Taxes
          Three months ended September 30, 2008 compared to three months ended September 30, 2007
          Income tax expense was $243,115 (35.94% of pre-tax income) for the three months ended September 30, 2008 as compared to $163,857 (33.28% of pre-tax income) for the same period in 2007. The increase in the effective tax rate is primarily due to a decrease in interest on tax exempt securities as a percent of pre-tax income during the period.
          Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
          Income tax expense was $741,748 (35.04% of pre-tax income) for the nine months ended September 30, 2008 compared to $503,603 (32.13% of pre-tax income) for the same period in 2007. The increase in the effective tax rate is primarily due to a decrease in interest on tax exempt securities as a percent of pre-tax income during the period.

          Net Income
          Three months ended September 30, 2008 compared to three months ended September 30, 2007
          Net income was $433,393 or $0.11 per basic and diluted common share for the three month period ending September 30, 2008 compared to net income of $328,539 or $0.08 per basic and diluted common share for the same period in 2007. The increase in net income was the result of a $297,071 increase in net interest income after provision for loan losses that was partially offset by a $68,773 decrease in non-interest revenue, a $44,186 increase in non-interest expense and a $79,258 increase in income taxes for the period compared to the same period in 2007. Earnings per common share increased on a basic and diluted basis because of higher earnings in 2008 and because the average number of common shares decreased by 374,139 common shares from 4,254,599 for the three months ended September 30, 2007 to 3,880,460 for the same period in 2008. This occurred because we repurchased 216,732 shares of common stock during 2008 and 185,950 shares of common stock in the 4th quarter of 2007 that caused the average shares outstanding to decline.
          Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
          Net income was $1.4 million or $0.35 per basic and diluted common share for the nine month period ending September 30, 2008, an increase of $311,309 or 29.27% compared to net income of $1.1 million or $0.25 per basic and diluted common share for the same period in 2007. The increase in net income was the result of an $858,804 increase in net interest income after provision for loan losses. This was partially offset by a $212,626 decrease in non-interest revenue, a $96,724 increase in non-interest expense and a $238,145 increase in income taxes. Earnings per share increased on a basic and diluted basis because of higher earnings and because we repurchased 216,732 shares of common stock during the nine month period ended September 30, 2008 and 185,950 shares of common stock in the 4th quarter of 2007 that caused the average number of common shares outstanding to decline to 3,940,228 from 4,254,599 for the same period in 2007.
Analysis of Financial Condition
          Investment Securities
          Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock. We have prudently managed our investment portfolio to maintain liquidity and safety and we have never owned stock in Fannie Mae or Freddie Mac or any of the more complex securities available in the market. The portfolio provides a source of liquidity, collateral for repurchase agreements as well as a means of diversifying our earning asset portfolio. While we generally intend to hold the investment securities until maturity, we classify a significant portion of the investment securities as available for sale. We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for investment securities classified in the held to maturity category at amortized cost. We invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
          The investment securities at September 30, 2008 amounted to $18.6 million, an increase of $6.9 million, or 58.97%, from the December 31, 2007 amount of $11.7 million. Available for sale investment securities decreased to $8.8 million at September 30, 2008 from $9.4 million at December 31, 2007. The decrease in the available for sale investment securities occurred because some of these assets matured and with the proceeds we purchased federal funds, investment securities held to maturity, and funded loans. Held to maturity securities at September 30, 2008 increased to $9.8 million from the $2.3 million balance on December 31, 2007 because we purchased new securities during the period. The fair value of available for sale securities included net unrealized losses of $43,552 at September 30, 2008 (reflected as unrealized losses of $26,373 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $49,127 ($29,749 net of taxes) as of December 31, 2007. In general, the increase in fair value was a result of maturities, decreasing interest rates on investments and changes in investment ratings. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

          Investment in real estate LLC
          As discussed above, Old Line Bancshares has a 50% ownership or $811,925 investment in Pointer Ridge, a real estate investment limited liability company. In July 2006, we moved our main office facility from Waldorf, Maryland to the building owned by Pointer Ridge at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County and established a branch in this facility.
          Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls 25% of Pointer Ridge and controls the manager of Pointer Ridge. On June 6, 2006, we executed leases for 2,557 square feet on the 1st floor of the building for a new branch office, 5,449 square feet on the 3rd floor and 11,053 square feet on the 4th floor of this building for our new headquarters. The leases which commenced on July 1, 2006, are for thirteen years, with two, five-year renewal options. The leases are full service leases and payment terms include the cost of taxes, insurance and maintenance with basic monthly payments of $43,226 and 3% annual increases in base rents plus adjustment for increased taxes, insurances and maintenance.
          Loan Portfolio
          Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
          The loan portfolio, net of allowance, unearned fees and origination costs, increased $21.6 million or 10.70% to $223.5 million at September 30, 2008 from $201.9 million at December 31, 2007. Commercial business loans increased by $10.3 million (18.56%), commercial real estate loans increased by $12.2 million (12.71%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $665,000 (5.92%), real estate construction loans (primarily commercial real estate construction) increased by $1.2 million (5.48%) and installment loans decreased by $2.4 million (12.97%) from their respective balances at December 31, 2007.
          During the first nine months of 2008, we received several loan payoffs that negatively impacted our loan growth for the period. These payoffs were primarily attributable to a significant slowdown in the real estate market. In spite of these payoffs, we experienced growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2008 and continue to grow the loan portfolio. However, continued deterioration in the economic climate may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	September 30,		December 31,
	2008		2007
Real Estate
Commercial	$108,225	48.08%	$96,018	47.26%
Construction	23,088	10.26	21,905	10.78
Residential	11,892	5.28	11,227	5.53
Commercial	65,829	29.25	55,513	27.32
Installment	16,053	7.13	18,528	9.11

	225,087	100.00%	203,191	100.00%

Allowance for loan losses	(1,916)		(1,586)
Deferred loan costs, net	361		337

	$223,532		$201,942

          Asset Quality
          Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. At December 31, 2007, we had two loans totaling $1.1 million that were 90 days past due and were classified as non-accrual. The foreclosure process on one of these loans in the amount of $127,000 was completed in January 2008 and we received payment in full in June 2008. The borrower on the second loan in the amount of $934,705 filed for bankruptcy protection in November, 2007. A commercial real estate property secures this loan. The loan to value at inception of this loan was 80%. During the first quarter, the borrower began remitting payments and advised us that the borrower will make all past due interest and principal current prior to March 31, 2009. We do not expect to incur any losses on this loan. As of September 30, 2008, the interest not accrued on this loan was $55,209 none of which was included in net income for the nine months or quarter ended September 30, 2008. During the 2nd quarter, we repossessed a boat that secured a loan at the time of repossession of approximately $80,000. At the time of repossession, we charged $15,000 to the allowance for loan losses for anticipated losses we expect to incur on this transaction and reversed all accrued and unpaid interest. We recorded this repossessed boat in other assets. We anticipate we will sell the boat and we do not expect to recognize any substantive additional losses on the boat. Other than the loans outlined above and the payment on the $2,000 credit card balance that we previously outlined, there were no loans 30 days or more past due as of September 30, 2008 and only one loan in the amount of approximately $6,000 was more than 30 days past due as of December 31, 2007.
          We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of September 30, 2008 and December 31, 2007, we held no real estate acquired as a result of foreclosure.

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
          As of September 30, 2008 and December 31, 2007, we had no impaired or restructured loans. Although we are currently unaware that any of our borrowers are facing significant financial difficulty and have no impaired or restructured loans, a continued decline in the economy may adversely affect our asset quality.
          Bank owned life insurance
          We increased our investment in Bank Owned Life Insurance (“BOLI”) in February 2007 by
          $4.0 million. In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With the new investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. The additional $4 million investment and higher rates caused increased earnings, during the first nine months of 2008 and the cash surrender value of the insurance policies increased by $244,099. There were no post retirement death benefits associated with the BOLI policies.
          Deposits
          We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
          At September 30, 2008, the deposit portfolio had grown to $212.4 million, a $34.6 million or 19.46% increase over the December 31, 2007 level of $177.8 million. Noninterest-bearing deposits increased $341,838 during the period to $35.5 million from $35.1 million primarily due to the addition of new customers which caused an increase in commercial checking accounts. Interest-bearing deposits grew $34.2 million to $176.9 million from $142.7 million. Substantially all of the growth in interest-bearing deposits was in certificates of deposit. Certificates of deposit grew because during the period we implemented a new Internet related deposit service that allows other financial institutions to electronically open certificates of deposit with us. As a result of this service, our new branches and our business development efforts, we opened new customer relationships and collected new deposits from existing customers.
     In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At September 30, 2008, we had $15.8 million in CDARS through the reciprocal deposit program compared to $13.5 million at December 31, 2007. At September 30, 2008, we had received $12.0 million in deposits through the CDARS network that were not reciprocal deposits. At December 31, 2007, we had $5 million in brokered certificates of deposit.

          Borrowings
          Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $33.3 million as of September 30, 2008. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $80.5 million at September 30, 2008 and $71.1 million at December 31, 2007. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, at September 30, 2008 we have provided collateral to support up to $65.5 million of borrowings. Of this, we had borrowed $15 million at September 30, 2008 and December 31, 2007.
          Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers. Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest-bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At September 30, 2008, Old Line Bank had $23.3 million outstanding in these short term promissory notes with an average interest rate of 1.42%. At December 31, 2007, Old Line Bank had $16.3 million outstanding with an average interest rate of 2.53%.
          At September 30, 2008 and December 31, 2007, Old Line Bank had three advances in the amount of $5 million each, from the FHLB totaling $15 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
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
          Our immediate sources of liquidity are cash and due from banks and federal funds sold. On September 30, 2008, we had $3.9 million in cash and due from banks, and $21.9 million in federal funds sold and overnight investments. As of December 31, 2007, we had $3.2 million in cash and due from banks, and $9.8 million in federal funds sold and other overnight investments.
          Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.
          During the recent period of turmoil in the financial markets, some institutions experienced large deposit withdrawals that caused liquidity problems. We did not have any significant withdrawals of deposits or any liquidity issues. Although we plan for various liquidity scenarios, if turmoil in the financial markets continues or worsens and our depositors lose confidence in us, we could experience liquidity issues.
          Capital
          Our stockholders’ equity amounted to $34.0 million at September 30, 2008 and $34.6 million at December 31, 2007. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity decreased during the nine month period because of the $1.7 million cost for stock repurchases during the period and the $354,459 in total dividends paid in March, June and September 2008. These items were partially offset by net income of $1.4 million, the $84,621 adjustment for stock based compensation awards, and the $3,376 after tax unrealized gain on available for sale securities. By all regulatory measures, we remain well capitalized. We are currently evaluating participation in the Treasury Capital Purchase Program to determine if it will benefit us, our customers, employees or shareholders.

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
          Outstanding loan commitments and lines and letters of credit at September 30, 2008 and December 31, 2007, are as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$25,753	$16,398
Real estate-undisbursed development and construction	35,655	35,966
Real estate-undisbursed home equity lines of credit	5,509	5,250

	$66,917	$57,614

Standby letters of credit	$1,556	$1,634

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares, Inc. generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. During this period of economic turmoil, we have re-evaluated many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.
          Commitments for real estate development and construction, which totaled $35.7 million, or 53.36% of the $66.9 million of outstanding commitments, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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
          Payments on the Amended Promissory Note began October 5, 2006. For the first 12 months, Pointer Ridge paid to the lender an installment of interest only. Commencing with the 13th payment and continuing until August 5, 2036, Pointer Ridge pays equal monthly payments of principal and interest based on a 30-year amortization. There is a prepayment penalty if Pointer Ridge prepays the loan prior to September 5, 2016. At September 30, 2008, Pointer Ridge had borrowed $6.6 million under the Amended Promissory Note.
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

Reconciliation of Non-GAAP Measures
          Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended September 30, 2008

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$85,110	$197,636	$3,936,524	$2,476,685
Tax equivalent adjustment	1,629	18,498	20,127	20,127

Tax equivalent interest income	$86,739	$216,134	$3,956,651	$2,496,812

GAAP interest yield	1.98%	3.98%	6.01%	3.78%	3.23%
Taxable equivalent adjustment	0.04%	0.37%	0.03%	0.03%	0.03%

Tax equivalent interest yield	2.02%	4.35%	6.04%	3.81%	3.26%

Three months ended September 30, 2007

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$270,175	$156,794	$3,786,266	$2,119,614
Tax equivalent adjustment	5,423	20,866	26,289	26,289

Tax equivalent interest income	$275,598	$177,660	$3,812,555	$2,145,903

GAAP interest yield	5.17%	3.76%	6.98%	3.91%	2.94%
Taxable equivalent adjustment	0.11%	0.50%	0.05%	0.05%	0.04%

Tax equivalent interest yield	5.28%	4.26%	7.03%	3.96%	2.98%

Nine months ended September 30, 2008

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$257,079	$508,025	$11,432,662	$7,066,056
Tax equivalent adjustment	4,941	45,642	50,583	50,583

Tax equivalent interest income	$262,020	$553,667	$11,483,245	$7,116,639

GAAP interest yield	2.39%	3.99%	6.21%	3.84%	3.20%
Taxable equivalent adjustment	0.05%	0.36%	0.03%	0.03%	0.03%

Tax equivalent interest yield	2.44%	4.35%	6.24%	3.87%	3.23%

Nine months ended September 30, 2007

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$1,025,129	$501,708	$10,737,413	$6,068,252
Tax equivalent adjustment	24,523	56,925	81,448	81,448

Tax equivalent interest income	$1,049,652	$558,633	$10,818,861	$6,149,700

GAAP interest yield	5.23%	3.83%	6.90%	3.90%	2.86%
Taxable equivalent adjustment	0.13%	0.44%	0.06%	0.05%	0.06%

Tax equivalent interest yield	5.36%	4.27%	6.96%	3.95%	2.92%

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
          The statements presented herein with respect to, among other things, Old Line Bancshares, Inc.’s plans, objectives, expectations and intentions, including market expansion, statements regarding anticipated changes in revenue and expenses, future sources of earnings/income, strategic opportunities, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, expected net income and interest margin growth, costs of funds, commercial real estate demand and related financing opportunities, losses on non-accrual and non-performing loans, interest rate sensitivity, financial and other goals and plans, the expected income from new branches offsetting related expenses, expected openings of new branches, earnings on BOLI, and customer growth are forward looking. Old Line Bancshares, Inc. bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares, Inc. to retain key personnel; the ability of Old Line Bancshares, Inc. to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares, Inc.; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, Inc.; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares, Inc.’s lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares, Inc. specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Item 4. Controls and Procedures
          As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of September 30, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
               None
Item 1A. Risk Factors
               There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Issuer Purchases of Equity Securities
          We announced on August 17, 2007 that our board of directors had authorized our repurchase of up to 300,000 shares of our common stock. On March 12, 2008, we announced that the board of directors had authorized the repurchase of an additional 100,000 shares of our common stock. On July 18, 2008, we announced that the board of directors had authorized the repurchase of another 100,000 shares of our common stock. The following table outlines the purchases we have made of our shares of common stock during the quarter ended September 30, 2008.

			Total Number
			of	Maximum Number
			Shares Purchased	of Shares That
			as	May
	Total Number		Part of Publicly	Yet Be Purchased
	of	Average Price	Announced Plan	Under the Plan or
Date	Shares Purchased	Paid Per Share(1)	or Program	Programs
June 30, 2008				136,251
July 1-31, 2008	6,900	$7.33	6,900	129,351
August 1-31, 2008	26,644	7.45	26,644	102,707
September 1-30. 2008	5,389	7.79	5,389	97,318

Total Third Quarter	38,933	$7.48	38,933	97,318

1)	Includes commissions and fees.
          At September 30, 2008, there are 97,318 shares of common stock that we may yet repurchase as part of our publicly announced plan.
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

Old Line Bancshares, Inc.
Date: November 10, 2008	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)