Form 10-K
period 2008-12-31
OLD LINE BANCSHARES INC
filed 2009-03-27
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50345
Old Line Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland	20-0154352
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1525 Pointer Ridge Place
Bowie, Maryland	20716
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (301) 430-2500
Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	Name of exchange on which registered
(Title of each class)	The NASDQ Stock Market LLC
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
☐ Yes  ☑ No
The aggregate market value of the common equity held by non-affiliates was $23,994,269 as of June 30, 2008 based on a sales price of $6.71 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2008 as reported by the NASDAQ Stock Market LLC.
The number of shares outstanding of the issuer’s Common Stock was 3,862,364 as of March 1, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

OLD LINE BANCSHARES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I
Item 1. Business
Business of Old Line Bancshares, Inc.
     Old Line Bancshares, Inc. was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of Old Line Bank.
     On May 22, 2003, the stockholders of Old Line Bank approved the reorganization of Old Line Bank into a holding company structure. The reorganization became effective on September 15, 2003. In connection with the reorganization, (i) Old Line Bank became our wholly-owned subsidiary and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock was converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock became the holders of all our outstanding shares.
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $1.1 million investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 62.50% of Pointer Ridge.
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
     Old Line Bank does not exercise trust powers and its regulatory structure is the same as a Maryland chartered commercial bank. Old Line Bank is a member of the Federal Reserve System and the Federal Deposit Insurance Corporation insures our deposits.
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
Recent Business Developments
     Branch Expansion Developments
     As part of our expansion efforts, in July 2004, Old Line Bank executed a lease and applied to regulatory authorities to open a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County. Construction is continuing and we expect to open this branch in the second quarter of 2009.
     In June 2007, we opened a new branch in Greenbelt (Prince George’s County), Maryland. Initially, we opened this branch on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Maryland. We plan to move this branch to the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane, Greenbelt, Maryland where we are currently constructing a bank building. We anticipate we will complete construction and move this branch location during the third quarter of 2009. In April 2007, we hired the Branch Manger for this location and hired the remainder of the staff in May and September of 2007.
     In July 2007, we identified a site for a second branch location in Bowie, Maryland. Currently, the landlord is preparing a pad site. Assuming the landlord completes the preparation of the pad site and meets all of the conditions of the lease, we plan to lease the pad site and construct a branch. The pad site is located in the Fairwood Office Park in Bowie, Maryland. We anticipate we will open this branch in the third quarter of 2009.
     We opened a new branch in College Park (Prince George’s County), Maryland at 9658 Baltimore Avenue, College Park Maryland in March 2008. This branch is in the same building as the loan production office that houses our team of loan officers. We hired the Branch Manager and staff for this location in February 2008.
     In May 2008, we executed a lease agreement to lease 1,620 square feet of space in a store unit located at 167-U Jennifer Road, Annapolis, Maryland in Anne Arundel County. We opened this branch in September 2008. We hired the staff for this branch during the months of August and September of 2008.
     Old Line Marine Division
     In February 2005, we established Old Line Marine as a division of Old Line Bank to serve as a luxury boat loan broker and to originate loans for Old Line Bank.
     High gasoline prices and general concerns about the economy caused weakness in the marine industry. Because of the losses experienced in this division and because we did not foresee an imminent improvement in the marine industry, in September of 2007, we closed this division and released the employees associated with it.
     Addition to the Board of Directors
     In March 2008, Mr. John P. Davey joined our Board of Directors. Mr. Davey is the Managing Director for the Law Firm O’Malley, Miles, Nylen & Gilmore, P.A.  The firm has offices in Calverton, La Plata, and Annapolis, Maryland. Mr. Davey has been with the firm since 1991 and became the Managing Director in 2001.  He also sits on the Board of Directors of the Greater Washington Board of Trade and serves on the Federal City Council Executive Committee.

     Sale of Preferred Stock to the U.S. Treasury
     On December 5, 2008, we issued $7 million of our Series A Preferred Stock and warrants to purchase 141,892 shares of our common stock at $7.40 per share to the U.S. Department of the Treasury pursuant to the Capital Purchase Program under the Troubled Asset Relief Program implemented pursuant to the Emergency Economic Stabilization Act of 2008. Please see “-Supervision and Regulation-The Emergency Economic Stabilization Act of 2008” for additional information.
Location and Market Area
     We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Anne Arundel, Charles and northern St. Mary’s. The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector.
     In the second quarter of 2006, we moved our headquarters location from Waldorf, Maryland to the Pointer Ridge location in Bowie, Maryland in Prince George’s County and we established a new branch at the Pointer Ridge location. A critical component of our strategic plan and future growth is Prince George’s County. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore. We currently have five branch locations in Prince George’s County including our College Park branch, which opened in 2008. In August 2005, we opened a loan production office in College Park, Prince George’s County. In March, 2008 we opened a branch in the office building in which the loan production office is located and a new branch in Greenbelt, Prince George’s County in June, 2007. We expect to open an additional branch in Bowie, Prince George’s County during the third quarter of 2009.
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
     As part of our expansion efforts, in July 2004, Old Line Bank executed a lease and applied to regulatory authorities to open a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County, approximately 10 miles north of the Bowie, Maryland main office. In August 2004, we received regulatory authority to open the branch. We anticipated that construction of the building in which we plan to locate the branch would begin during the second or third quarter of 2006 and we expected to open the branch in the first quarter of 2007. However, the owner of the property was unable to complete the requirements contained in the lease and begin construction of the branch. Construction at this location began in late 2007. We expect to open this branch during the second quarter of 2009.
     In September 2008, we opened an additional branch in Annapolis, Anne Arundel County. Anne Arundel County borders the Chesapeake Bay and is situated in the high-tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living to many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.
Lending Activities
     General. Our primary market focus is on making loans to small and medium size businesses, entrepreneurs, professionals, consumers and high net worth clients in our primary market area. Our lending activities consist generally of short to medium term commercial business loans, commercial real estate loans, real estate construction loans, home equity loans and consumer installment loans, both secured and unsecured. As a niche-lending product, we have provided luxury boat financing to individuals, who generally tend to be high net worth individuals. These boats are generally Coast Guard documented and have a homeport of record in the Chesapeake Bay or its tributaries.

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
     Consumer Installment Lending.
     Luxury Boat Loans. We offer various types of secured and unsecured consumer loans. Prior to 2008, a primary aspect of our consumer lending was financing for luxury boat purchases. Although we continue to maintain a portfolio comprised of these loans ($14.5 million or 92.95% of the consumer loans, excluding consumer real estate, and 6.23% of gross loans at December 31, 2008) and would consider making such loans in the future if borrowers were to apply for them, we have not originated any substantive new marine loans since the third quarter of 2007. Our average loan in the luxury boat loan category is approximately $150,000, with a 15 year term and a fixed interest rate. Historically, our internal analysis and industry statistics indicated that the average life of these loans was approximately 42 months as the purchaser either traded or sold the vessel. We believe that the current economic turmoil has extended the average life of these loans as borrowers are not trading their boats for new ones or able to sell the boat (and pay off the related loan) when they desire to do so. These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets. Further, payment on these loans depends on the borrower’s continuing financial stability. Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay. To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans. As a general guideline, the individuals’ debt service should not exceed 36% of their gross income, they must own their home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%. To ascertain value, we generally receive a survey of the boat from a qualified surveyor and/or a current purchase agreement and compare the determined value to published industry values. The majority of these boats are United States Coast Guard documented vessels and we obtain a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title. As a result of these stringent guidelines, this segment of our portfolio has experienced minimal delinquency. Since inception of the portfolio in 1997, only four accounts have experienced 30-day delinquency with total losses in the portfolio of $35,000 from two accounts. The most recent loss occurred during the second quarter of 2008 when we repossessed a boat. At the time of repossession, this boat secured a loan of $80,000. We have charged $15,000 to the allowance for loan losses for anticipated losses we expect to incur on this transaction. We anticipate we will sell the boat and we do not expect to recognize any substantive additional losses on the boat.

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
     Lending Limit. As of December 31, 2008, our legal lending limit for loans to one borrower was approximately $6.1 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.
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
Investments and Funding
     We balance our liquidity needs based on loan and deposit growth via the investment portfolio, purchased funds, and short term borrowings. It is our goal to provide adequate liquidity to support our loan growth. In the event we have excess liquidity, we use investments to generate positive earnings. In the event deposit growth does not fully support our loan growth, we can use a combination of investment sales, federal funds, other purchased funds and short term borrowings to augment our funding position.
     We actively monitor our investment portfolio and we classify the majority of the portfolio as “available for sale.” In general, under such a classification, we may sell investment instruments as management deems appropriate. On a monthly basis, we “mark to market” the investment portfolio through an adjustment to stockholders’ equity net of taxes as required by Statement of Financial Accounting Standards No. 115 (“SFAS 115”). Additionally, we use the investment portfolio to balance our asset and liability position. We invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.
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
     As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. Prior to 2006, we did not use brokered deposits. In the first quarter of 2006, we did begin using brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. In the fourth quarter of 2006 and during 2007 and 2008, we also purchased brokered certificates of deposit from other sources.
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
Employees
     As of March 1, 2009, Old Line Bank had 59 full time and 8 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good. Old Line Bancshares, Inc. has no employees.

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
Old Line Bancshares, Inc.
     Old Line Bancshares, Inc. is a Maryland corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. We are subject to regulation and examination by the Federal Reserve Board, and are required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities closely related to banking or managing or controlling banks.
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
     The status of Old Line Bancshares, Inc. as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to Maryland corporations generally, including, without limitation, certain provisions of the federal securities laws.
Old Line Bank
     Old Line Bank is a Maryland chartered trust company (with all powers of a commercial bank), is a member of the Federal Reserve System (a “state member bank”) and the Deposit Insurance Fund of the FDIC insures its deposit accounts up to the maximum legal limits of the FDIC. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of Old Line Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing Old Line Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.
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
     The U.S. Banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. A definitive rule for implementing the advanced approaches of Basel II in the United States, that applies only to certain large or internationally active banking organizations or “core banks”, defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application is not appropriate in light of the bank’s asset size, level of complexity, risk profile or scope of operations. Old Line Bank is not required to comply with Basel II.
     In July 2008, the regulatory agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but the regulatory agencies have not issued a final rule. The proposed rule, if adopted, would replace the regulatory agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive.
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
Deposit Insurance Assessments
     The FDIC maintains a risk based assessment system for determining deposit insurance premiums. The FDIC has established four risk categories (I-IV), each subject to different premium rates, based upon an institution’s status as well capitalized, adequately capitalized or under capitalized, and the institution’s supervisory rating. During 2008, all insured depository institutions in risk category 1 (well capitalized institutions, perceived as posing the least risk to the insurance fund) paid deposit insurance premiums ranging between 5 and 7 basis points based on the institution’s assessment base. The FDIC may periodically adjust the level of rates. Proposed rates beginning April 1, 2009, range from a minimum initial assessment rate of 10 to 45 basis points for every $100 of domestic deposits.
     On February 27, 2009, the FDIC announced that it plans to impose a 20-basis-point special emergency assessment, payable September 30, 2009 and it has the authority to implement an additional 10 basis-point premium in any quarter. The premium increase and assessments will cause Old Line Bank’s operating expenses to increase and net income to decline in 2009. We cannot comment on the exact financial impact of these changes at this time because the changes are dependent upon a variety of factors, some of which are beyond our control. Subsequently, the Senate Banking Chairman, Christopher Dodd, introduced legislation in the Senate that would permanently raise the FDIC’s line of credit from Treasury to $100 billion and temporarily increase the borrowing authority to $500 billion until December 31, 2020. The FDIC pledged to cut the 20 basis point emergency special assessment if Congress approves legislation expanding the agency’s line of credit.
     Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The Emergency Economic Stabilization Act of 2008
     In the third quarter of 2008, the Federal Reserve, the U.S. Treasury and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorizes the U.S. Treasury to provide funds to restore liquidity and stability to the U.S. financial system. Under the authority of EESA, the U.S. Treasury instituted a voluntary capital purchase program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers to support the U.S. economy. Under the program, the U.S. Treasury has purchased senior preferred shares of financial institutions that will pay cumulative dividends at a rate of 5% per year for five years and thereafter at a rate of 9% per year. The initial terms of the senior preferred shares indicated that that the issuer could not redeem the shares for three years except with the proceeds of a “qualifying equity offering” and that after three years, the issuer may redeem the shares, in whole or in part, at par value plus accrued and unpaid dividends. The senior preferred shares are non-voting and qualify as Tier 1 capital for regulatory reporting purposes. In connection with purchasing senior preferred shares, the U.S. Treasury also received warrants to purchase the common stock of participating financial institutions that had a market price of 15% of the amount of senior preferred shares on the date of investment with an exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. The warrants have a term of ten years and are immediately exercisable, in whole, or in part. For a period of three years, participating institutions must receive the approval of the Treasury to increase their common stock dividend or repurchase their common stock, other than in connection with benefit plans consistent with past practice. Participation in the capital purchase program also includes certain restrictions on executive compensation. The minimum subscription price amount available to participating institutions is one percent of total risk-weighted assets. The maximum subscription amount is three percent of risk-weighted assets. On December 5, 2008, Old Line Bancshares issued to the U.S. Treasury $7 million of Series A Preferred Stock and warrants to purchase 141,892 shares of our common stock at $7.40 per share. We elected to participate in the capital purchase program at an amount equal to approximately 3% of our risk weighted assets at the time.

Temporary Liquidity Guarantee Program
     On November 21, 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The FDIC announced the TLG Program on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of the Treasury (after consultation with the President), as an initiative to counter the system wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (1) guarantee through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009, (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. On December 5, 2008, Old Line Bank elected to participate in only the FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts.
Maryland Regulatory Assessment
     The Maryland Commissioner of Financial Regulation in the Department of Labor, Licensing and Regulation assesses state chartered banks to cover the expense of regulating banking institutions. The Commissioner assesses each banking institution the sum of $1,000, plus $0.08 for each $1,000 of assets of the institution over $1,000,000, as disclosed on the banking institution’s most recent financial report. In 2008, we paid $19,880 to the Maryland Commissioner of Financial Regulation.
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
Liquidity
     Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. Old Line

Bank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2008, amounts in transaction accounts above $10.3 million and up to $44.4 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $44.4 million require reserves of 10 percent of the amount in excess of $44.4 million. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. Old Line Bank is in compliance with its reserve requirements.
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
USA Patriot Act
     The USA Patriot Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the Act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The U.S. Treasury Department (“Treasury”) has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Old Line Bank. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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
Proposed Legislation and Regulatory Actions
     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which any new regulation or statute may affect our business.
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

Forward Looking Statements
     Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors”, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report, including with respect to anticipated expansion and the opening of new branches, growth of customer relationships and anticipated operating results, include forward-looking statements. These forward-looking statements include statements regarding future revenues and expenses, liquidity, loan and deposit growth, use of brokered deposits, payment on non-accrual loans, potential regulatory changes, eviction of the non-paying tenant at 2995 Crain Highway, the allowance for loan losses, interest rate sensitivity, market risk, declines in the unrealized losses in our investment portfolio and business, financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report, which identifies a risk or uncertainty. Our actual results and the actual outcome of our expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.
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
     If economic conditions continue to deteriorate, borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases, these conditions could adversely affect our results of operations and financial condition. Changes in prevailing economic conditions, including declining real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results. Because a significant portion of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio. Although recent adverse economic changes have not impacted us due to our strict underwriting standards, further adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.
     Because Old Line Bank serves a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse. Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Anne Arundel, Charles and northern St. Mary’s. We are expanding in Prince George’s County and Anne Arundel County, Maryland and may expand in contiguous northern and western counties, such as Montgomery County and Howard County, Maryland. However, broad geographic diversification is not currently part of our community bank focus. Overall, during 2008, the business environment negatively impacted many businesses and households in the United States and worldwide. Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values. As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area. Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

     If U.S. markets and economic conditions continue to deteriorate, our liquidity could be adversely affected. Old Line Bank must maintain sufficient liquidity to ensure sufficient cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes. We obtain funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta and others. Economic uncertainty and disruptions in the financial system may adversely affect our liquidity. Dramatic declines in the housing market during the past year, falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write-downs by financial institutions, including government-sponsored entities and investment banks. These investment write-downs have caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity. To mitigate this risk, we closely monitor our liquidity and maintain a line of credit with the Federal Home Loan Bank and have received approval to borrow from the Federal Reserve Bank of Richmond.
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
     We believe that the amendments to EESA adopted by ARRA and outlined under “Supervision and Regulation” of this report, may have caused the employment contracts with our management team to no longer be valid and this may have effectively made our senior executive officers employees at will and could harm our ability to retain these individuals and our ability to attract and retain other key employees.
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
     We opened a new branch in Annapolis in Anne Arundel County, Maryland during the third quarter of 2008. We also expect to open a new branch in Crofton in Anne Arundel County, Maryland during 2009. Additionally, we intend to open a branch in Bowie in Prince George’s County in 2009. With respect to these branches or any other branches that we may open, we may not be able to correctly identify profitable or growing markets for such new branches. If we were to acquire another financial institution or branch thereof, we may not be able to integrate the institution or branch into our operations. Also, the costs to start up new branch facilities or to acquire existing financial institutions or branches thereof, and the additional costs to operate these facilities, will increase our non-interest expense. It may also be difficult to adequately and profitably manage the anticipated growth from the new branches or acquisitions and we may not be able to maintain the relatively low levels of charge-offs and nonperforming loans that we have experienced.
     If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

     Our focus on commercial and real estate loans may increase the risk of credit losses. We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans, which includes luxury boat financing. We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Washington, D.C. During 2008, property values declined in our market, energy prices were volatile, and there was rising private sector layoffs and unemployment, which caused consumer lending to slow. Although we believe our credit underwriting adequately considers these factors and the continued deterioration in the economy and the decline in real estate values have not adversely impacted us, further weakness in the economy and the real estate market could adversely affect our customers’ ability to repay their loans, which in turn could adversely impact us.
     Our concentrations of loans in various categories may also increase the risk of credit losses. We currently invest more than 25% of our capital in various loan types and industry segments, including commercial real estate loans, marine loans and loans to the hospitality industry (hotels/motels). While recent declines in the local commercial real estate market have not caused the collateral securing our loans to exceed acceptable loan to value ratios, a further deterioration in the commercial real estate market could cause deterioration in the collateral securing these loans and/or a decline in our customers’ earning capacity. This could negatively impact us. Although we have made a large portion of our hospitality loans to long-term, well established operators in strategic locations, a continued decline in the occupancy rate in these facilities could negatively impact their earnings. This could adversely impact their ability to repay their loan which would adversely impact our net income.
     Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and our growth strategy. The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy, ability to attract and retain personnel and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors. In addition, the cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.
     In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. In light of the recent performance of and government intervention in the financial sector, we fully expect there will be significant changes to the banking and financial institutions’ regulatory agencies in the near future. We further anticipate that additional laws and regulations may be enacted in response to the current financial crises that could have an impact on our operations. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors.
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

     As of December 31, 2008, commercial and industrial, construction, and commercial real estate mortgage loans comprise approximately 87.77% of our loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans. A deterioration of one or a few of these loans could cause a significant increase in non-performing loans. This increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
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
     The market value of our investments could negatively impact stockholders’ equity. We have designated approximately 78.70% of our securities investment portfolio (and 9.31% of total assets) at December 31, 2008 as available for sale pursuant to Statement of Financial Accounting Standards (SFAS) No. 115 relating to accounting for investments. SFAS 115 requires that temporary unrealized gains and losses in the estimated value of the available for sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity, net of tax and that other than temporary impairment be expensed in the income statement. As of December 31, 2008, we had temporary unrealized gains in our available for sale portfolio of $392,611 (net of taxes). As a result of the economic recession, several municipalities have reported budget deficits and companies have reported lower earnings. These budget deficits and lower earnings could cause temporary and other-than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.
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
     We face limits on our ability to lend. We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2008, we were able to lend approximately $6.1 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

     Our stock benefit plans will increase our expenses, which may reduce our profitability. Pursuant to our compensation plans, we expect to grant additional stock options. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which we implemented in January 2006.  SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires such transactions be accounted for using a fair-value-based method and the resulting cost to be recognized in the financial statements over the option vesting periods.  Recording compensation expense in our statement of income for stock options using the fair value method has in 2007 and 2008 and could continue to have a significant negative effect on our reported financial results, particularly if we grant a significant number of options in future periods.
     The costs of being a public company are proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 1B. Unresolved Staff Comments
     Not applicable as we are not an accelerated filer or large accelerated filer.
Item 2. Properties
     In July 2006, we moved our main office facility from Waldorf, Maryland to 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County and established a branch in this facility. Pointer Ridge Office Investment, LLC, an entity in which in 2008 we purchased an additional 12.50% membership interest that increased our membership interest to 62.50%, and in which we currently have a $1.1 million investment, owns this property. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge. On June 6, 2006, we executed leases for 2,557 square feet on the 1st floor of the building for a new branch office, 5,449 square feet on the 3rd floor and 11,053 square feet on the 4th floor of this building for our new headquarters. The leases which commenced on July 1, 2006, are for thirteen years, with two, five-year renewal options. The current basic monthly payment terms on the leases are for payments of $43,226 with 3% annual increases. The basic monthly payments include our pro-rata share of taxes, insurances and common area maintenance on the building with any deficiencies incurred incorporated into the following year’s basic monthly payments. We eliminate 62.50% of these lease payments in consolidation.
     In 2004, we finalized our purchase of our then current full service banking branch and office facility located at 2995 Crain Highway in Waldorf, Maryland. In July 2006, we moved our headquarters from this location to 1525 Pointer Ridge Place, Bowie, Maryland. We have retained our branch office at 2995 Crain Highway. Previously, we leased the remainder of the space in this building to a realtor. However, the realtor is currently delinquent on the lease payment and we expect to proceed with eviction in early 2009. We have not included any of the delinquent lease payments in income.
     We continue to maintain a branch operation at the Old Line Centre location, and have done so since 1989. The lease, which commenced in August 1999, is for ten years with two, five-year renewal options. Payment terms on the lease are $4,918 monthly with 1.5% annual increases. We pay our pro-rata share of common area maintenance, taxes and insurance on the building. We have notified the landlord of our intent to exercise the first five-year renewal option.
     We own our branch at 15808 Livingston Road in Accokeek, Maryland in Prince George’s County.
     Our Clinton, Maryland, Prince George’s County branch, located at 7801 Old Branch Avenue, was opened in September 2002 in leased space. In November 2006, the monthly rent at this facility increased from $825 to $2,301. Exclusive of the monthly rent, we pay no utilities or other expenses associated with this facility. The lease incorporated an increase in monthly rent in October 2008 to $2,685 and 1.5% every year thereafter. The lease term is for a period of ten years, with three, five-year renewal options.
Our loan production office in College Park, Prince George’s County, Maryland is located in leased space on the fourth floor of a four story building located at 9658 Baltimore Avenue. The lease which commenced in August 2005 was for two years and six months. We have extended this lease to February 2013. Payment terms on the lease are $2,834 monthly, with 3% annual increases. We also lease space for a branch on the first floor of this building. This lease commenced January 2008 at $5,000 monthly with 3% annual increases. The term for this space is 10 years with two five year renewal terms. We pay our pro-rata share of taxes, insurance and common area maintenance associated with the building
     In August 2004, we announced plans to open a branch in Crofton, Maryland. Due to engineering and resultant permit delays, construction on the building which we plan to lease for our branch did not begin until late 2007. At this time, we anticipate this branch will open in the second quarter of 2009.

     In June 2007, we opened a branch in Greenbelt, Maryland. We lease 2,700 square feet of space on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Prince George’s County, Maryland. We pay taxes, insurance, and common area maintenance based on our pro-rata share of the building plus a fixed basic monthly rent of $5,130 with 3% annual increases. The lease has an initial term of five years. After providing nine months written notice and paying a termination fee, Old Line Bank may terminate the lease after the 2nd anniversary of the commencement date. We have the right to extend the term of the lease for three additional five year terms. In January 2009, we notified the landlord of our intent to terminate this lease in August 2009 and paid the termination fee.
     On January 31, 2007, Old Line Bank also entered into a lease agreement to lease approximately 33,000 square feet of ground area located at the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane in Greenbelt, Prince George’s County, Maryland. Old Line Bank will construct a free standing bank building on the land. The lease commences on the earlier to occur of (i) the date on which Old Line Bank first opens for business at the premises, or (ii) 785 days after January 31, 2007. The lease has an initial term of 30 years with two successive renewal periods of ten years. The initial monthly installments on this lease are $8,750. Old Line Bank plans to move the 6301 Ivy Lane, Greenbelt, Maryland branch into this new facility in September of 2009.
     In May 2008, we executed a lease agreement to lease 1,620 square feet of space in a store unit located at 167-U Jennifer Road, Annapolis, Maryland in Anne Arundel County. In September 2008, we opened this branch. The lease has an initial term of 5 years with one renewal option of five years. The initial monthly installments of this lease are $5,284 with 3% annual increases. We also pay taxes, insurance, utilities and our pro-rata share of common area maintenance.
     In July 2007, we identified a site for a second branch location in Bowie, Maryland. Currently, we are constructing a branch on a leased pad site. The pad site is located in the Fairwood Office Park in Bowie, Maryland. We plan to open this branch in the third quarter of 2009.
Item 3. Legal Proceedings
     From time to time, Old Line Bancshares, Inc. or Old Line Bank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2008, we did not have any material pending legal matters or litigation for Old Line Bank or Old Line Bancshares, Inc.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
     The table below shows the high and low sales information as reported on the Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Sale Price Range
	High	Low
2007
First Quarter	$11.05	$9.80
Second Quarter	11.09	9.60
Third Quarter	10.25	8.50
Fourth Quarter	9.60	7.50

2008
First Quarter	$9.35	$7.51
Second Quarter	8.75	6.71
Third Quarter	8.00	6.01
Fourth Quarter	8.00	5.59
     As of December 31, 2008, there were 3,862,364 shares of common stock issued and outstanding held by approximately 252 stockholders of record. There were 236,620 shares of common stock issuable on the exercise of outstanding stock options, 188,954 of which were exercisable. The remaining 47,666 are exercisable as follows:

Date Exercisable	# of Shares
January 25, 2009	8,400
January 31, 2009	12,433
May 7, 2009	2,000
August 1, 2009	6,400
January 31, 2010	12,433
May 7, 2010	2,000
May 7, 2011	2,000
May 7, 2012	2,000

Total	47,666

     As of December 31, 2008, the U.S. Department of the Treasury held warrants to purchase up to 141,892 shares of our common stock, $0.01 par value per share, at an exercise price of $7.40 for a term of ten years.

Dividends
     We have paid the following dividends on our common stock:

	2008	2007
March	$0.030	$0.030
June	0.030	0.030
September	0.030	0.030
December	0.030	0.030

Total	$0.120	$0.120

     Our ability to pay dividends in the future will depend on the ability of Old Line Bank to pay dividends to us. Old Line Bank’s ability to continue paying dividends will depend on Old Line Bank’s compliance with certain dividend regulations imposed upon us by bank regulatory authorities. Further, under the terms of the Series A Preferred Stock, we cannot pay dividends on our common stock unless we are current on our payment of dividends on the Series A Preferred Stock. We also cannot pay a quarterly dividend on our common stock in excess of $0.03 without Treasury’s consent until the earlier of December 5, 2011 or the date on which Treasury ceases to hold any shares of the preferred stock.
     In addition, we will consider a number of other factors, including our income and financial condition, tax considerations, and general business conditions before deciding to pay additional dividends in the future. We can provide no assurance that we will continue to pay dividends to our stockholders.
Issuer Purchases of Equity Securities
     We announced on August 17, 2007 that our board of directors had authorized our repurchase of up to 300,000 shares of our common stock. On March 12, 2008, we announced that the board of directors had authorized the repurchase of an additional 100,000 shares of our common stock. On July 18, 2008, we announced that the board of directors had authorized the repurchase of another 100,000 shares of our common stock. Because the terms of the U.S. Treasury Capital Purchase Program prohibit us from repurchasing shares of our common stock without Treasury’s consent until the earlier of December 5, 2011 or the date on which Treasury ceases to hold any shares of our Series A Preferred Stock, on December 5, 2008, as required by the U.S. Treasury Capital Purchase Program, we canceled our repurchase program. The following table outlines the purchases we made of our shares of common stock during the fourth quarter of the year ended December 31, 2008.

Total Number
			of	Maximum Number
			Shares Purchased	of Shares That
			as	May
	Total Number		Part of Publicly	Yet Be Purchased
	of	Average Price	Announced Plan	Under the Plan or
Date	Shares Purchased	Paid per Share(1)	or Program	Programs
October 1-31, 2008	353	$7.05	353	96,965
November 1-30, 2008	—	—	—	96,965
December 5, 2008	—	—	—	—

Total Fourth Quarter	353	$7.05	353	—

1)	Includes commissions and fees.

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

December 31,	2008	2007	2006
	(Dollars in thousands, except per share data)
Earnings and dividends:
Interest revenue	$15,424	$14,554	$11,023
Interest expense	5,910	6,263	3,730
Net interest income	9,514	8,291	7,293
Provision for loan losses	415	318	339
Non-interest revenue	964	1,173	1,029
Non-interest expense	7,373	6,774	5,561
Income taxes	939	789	848
Net income	1,756	1,583	1,574
Net income available to common shareholders	1,727	1,583	1,574

Per common share data
Basic net income	$0.44	$0.37	$0.37
Diluted net income	0.44	0.37	0.37
Dividends paid	0.12	0.12	0.115
Average common shares outstanding
Basic	3,919,903	4,237,266	4,250,240
Diluted	3,923,223	4,243,304	4,275,886
Common shares outstanding, period end	3,862,364	4,075,849	4,253,669
Common shareholders book value, period end	$8.98	$8.50	$8.18

Balance Sheet Data:
Total assets	$317,731	$245,211	$218,131
Total loans, less allowance for loan losses	231,054	201,942	150,417
Total investment securities	37,569	11,695	16,921
Total deposits	231,431	177,812	169,672
Stockholders’ equity	41,687	34,631	34,816

Performance Ratios:
Return on average assets	0.64%	0.69%	0.86%
Return on average shareholders’ equity	5.04%	4.46%	4.58%
Total ending equity to total ending assets	13.1%	14.1%	16.0%
Net interest margin (1)	3.80%	3.98%	4.37%
Dividend payout ratio for period	26.8%	31.9%	31.1%

Asset Quality Ratios:
Allowance to period-end loans	0.85%	0.78%	0.85%
Non-performing assets to total assets	0.27%	0.43%	0.00%
Non-performing assets to allowance for loan losses	42.88%	66.88%	0.00%

Capital Ratios:
Tier I risk-based capital	16.6%	15.6%	20.5%
Total risk-based capital	17.4%	16.3%	21.2%
Leverage capital ratio	14.0%	14.6%	17.5%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating-Reconciliation of Non-GAAP Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     During a period of unprecedented economic turmoil that has caused significant turbulence in the financial markets, we are pleased to report a 9.08% increase in net income available to common shareholders. As outlined in the financial table below, net income available to common shareholders was $1.7 million for the year ended December 31, 2008 or $0.44 per basic and diluted common share. In spite of a decline in the net interest margin and an increase in the provision for loan losses, net interest income after provision for loan losses increased during the year. We saw considerable growth in loans during the year and continued to maintain quality in the loan portfolio. As expected, because of the opening of the College Park and Annapolis branches this year and our Greenbelt branch last year, non-interest expenses increased during the year. We believe these investments in branches provide the foundation on which we expect to achieve our strategic objective of becoming the premiere community bank on the eastern side of Washington, D.C. These investments also allow us to provide long term, sustainable rewards to our shareholders, customers and employees. Although this was, perhaps, one of the most difficult years we have encountered in our industry, we achieved all of our objectives. Specifically, we:
•	Grew average gross loans $44.5 million or 25.75%,

•	Maintained asset quality, with one non-accrual loan and no loans past due 30 days or more at year end,

•	Grew average interest bearing deposits 17.55% and non-interest bearing deposits 3.14%,

•	Appointed a new individual to our Board of Directors,

•	Repurchased 217,085 shares of our common stock at an average share price of $8.07,

•	Received a $7 million investment from the U.S. Treasury under its Capital Purchase Program,

•	Opened our 7th and 8th new branch locations at College Park and Annapolis, Maryland,

•	Progressed with construction on our new Crofton, Maryland branch,

•	Began construction of our new Bowie, Maryland and Greenbelt, Maryland branches, and

•	Executed a new data processing agreement that will allow us to enhance our core data processing system.
     We believe that it was an accomplishment to improve earnings in a very difficult economic climate while incurring a full year of the expenses associated with operating the Greenbelt branch that we opened during the second quarter of 2007 and the opening and operating expenses connected with the College Park and Annapolis branches that we opened in February and September 2008.

     The following summarizes the highlights of our financial performance for the twelve month period ended December 31, 2008 compared to the twelve month period ended December 31, 2007:

	Twelve months ended December 31,
	(Dollars in thousands)
	2008	2007	$ Change	% Change
Net income available to common shareholders	$1,727	$1,583	$144	9.10%
Interest revenue	15,424	14,554	870	5.98
Interest expense	5,910	6,263	(353)	(5.64)
Net interest income after provision for loan losses	9,100	7,973	1,127	14.14
Non-interest revenue	964	1,173	(209)	(17.82)
Non-interest expense	7,373	6,774	599	8.84
Average interest earning assets	252,027	210,557	41,470	19.70
Average non-interest bearing deposits	35,645	34,561	1,084	3.14
Average gross loans	217,550	173,003	44,547	25.75
Average interest bearing deposits	165,596	140,877	24,719	17.55
Interest Margin (1)	3.80%	3.98%
Return on average equity	5.04%	4.46%
Basic earnings per common share	$0.44	$0.37	$0.07	18.92%
Diluted earnings per common share	0.44	0.37	0.07	18.92%

(1)	See “Reconciliation of Non-GAAP Measures”
Growth Strategy
     We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.
     We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. Other than the Bowie and Crofton branches that we plan to open in 2009, we have no definitive plans for any additional branches, at this time. We may identify additional locations in Maryland that will allow us to expand in Prince George’s County, Anne Arundel County, Charles County and contiguous northern and western counties, such as Montgomery County and Howard County. As discussed in Item 1, Business, we have opened two branches during 2008 and plan to open more branches during 2009. In order to support this growth, provide improved management information systems and enhance the products and services we deliver to our customers, in 2009, we also plan to enhance our core data processing system.
     Because of the new branches and the enhanced data processing system, we anticipate salaries and benefits expense and other operating expenses will increase. We anticipate that, over time, income generated from the branches, new products we may develop and cost efficiencies derived from the data processing system, will offset the increase in expenses and the cost of our investment in infrastructure.

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
     2008 compared to 2007
     Net interest income after provision for loan losses for the year ended December 31, 2008 amounted to $9.1 million, which was $1.1 million or 13.75% greater than the 2007 level of $8.0 million. The increase was primarily attributable to a 19.66% or $41.4 million increase in total average interest earning assets to $252.0 million for the twelve months ended December 31, 2008 from $210.6 million for the twelve months ended December 31, 2007.
     Interest revenue increased from $14.6 million for the year ended December 31, 2007 to $15.4 million for the year ended December 31, 2008. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of substantial increases in earning assets. The increase in interest bearing assets was primarily caused by a $44.6 million increase in average total loans. As a result of this growth, there were a higher percentage of funds invested in higher yielding commercial and mortgage loans during the period.
     In order to fund this loan growth, we deployed funds from lower yielding investment securities and federal funds sold. The growth in average total loans was attributable to the business development efforts of the entire Old Line Bank lending team and directors and the expansion of our branch network. We believe that the continued expansion of our branch network provides us with increased name recognition and new opportunities that contributed to our growth.
     Interest expense for all interest bearing liabilities amounted to $5.9 million in 2008, which was $353,224 lower than the 2007 level of $6.3 million. Although average interest bearing deposits grew $24.7 million during the period and average borrowed funds increased $18.4 million, the rate paid on these funds decreased during the year.
     Our net interest margin was 3.80% for the year ended December 31, 2008, as compared to 3.98% for the year ended December 31, 2007. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets decreased 81 basis points during the period from 6.96% in 2007 to 6.15% in 2008, and average interest-earning assets grew by $41.4 million. During the period, interest rates declined dramatically and we experienced a 103 basis point decrease of the yield on average interest-bearing liabilities from 3.98% in 2007 to 2.95% in 2008.
     This decrease was because of the rapid reduction in the federal funds interest rate that the Federal Reserve implemented. We partially offset these rate reductions through growth in the loan portfolio, movement of federal funds into higher yielding investments and increased reliance on short term, low cost borrowing. During November and December of 2008, we moved funds from Federal Funds to higher earning investments and loans and placed more reliance on short term, low interest rate borrowings for loan funding. If interest rates do not increase dramatically or quickly, we anticipate we will realize improvements in our net interest margin.

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
Average Balances, Interest and Yields

	2008			2007			2006
	Average			Average			Average
	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$13,342,150	$290,788	2.18%	$21,525,420	$1,142,707	5.31%	$26,348,931	$1,318,670	5.00%
Interest bearing deposits	3,116,699	104,560	3.35	498,630	25,556	5.13	1,753	23	1.31
Investment securities(1)(2)
U.S. Treasury	2,072,573	73,061	3.53	3,621,923	121,196	3.35	4,000,200	133,465	3.34
U.S. government agency	4,896,926	192,271	3.93	7,347,989	302,119	4.11	8,039,268	284,778	3.54
Mortgage backed securities	7,799,475	356,398	4.57	1,247,089	48,946	3.92	1,658,240	65,186	3.93
Municipal securities	2,875,141	140,893	4.90	3,240,786	159,015	4.91	3,324,982	163,691	4.92
Other	2,124,236	92,723	4.37	1,477,894	84,859	5.74	1,367,533	81,109	5.93

Total investment securities	19,768,351	855,346	4.33	16,935,681	716,135	4.23	18,390,223	728,229	3.96

Loans:
Commercial	62,783,300	4,234,175	6.74	44,125,513	3,654,176	8.28	25,996,077	2,180,477	8.39
Mortgage	137,944,563	9,109,972	6.60	108,513,579	8,039,542	7.41	77,545,669	5,713,871	7.37
Consumer	16,821,749	896,398	5.33	20,363,658	1,074,436	5.28	22,385,611	1,185,854	5.30

Total loans	217,549,612	14,240,545	6.55	173,002,750	12,768,154	7.38	125,927,357	9,080,202	7.21
Allowance for loan losses	1,749,885	—		1,405,182	—		1,232,674	—

Total loans, net of allowance	215,799,727	14,240,545	6.60	171,597,568	12,768,154	7.44	124,694,683	9,080,202	7.28

Total interest earning assets(1)	252,026,927	15,491,239	6.15	210,557,299	14,652,552	6.96	169,435,590	11,127,124	6.57

Non-interest bearing cash	4,369,508			3,800,713			3,848,386
Premises and equipment	5,157,011			4,186,529			2,984,349
Other assets	11,107,525			10,030,452			6,314,672

Total assets(1)	$272,660,971			$228,574,993			$182,582,997

Liabilities and Stockholders’ Equity:
Interest bearing deposits Savings	$6,436,599	39,492	0.61	$8,250,010	55,660	0.67	$8,693,260	60,720	0.70
Money market and NOW	34,046,098	321,164	0.94	28,382,013	588,824	2.07	22,453,969	343,202	1.53
Other time deposits	125,113,791	4,740,952	3.79	104,244,760	5,045,070	4.84	68,561,412	2,815,904	4.11

Total interest bearing deposits	165,596,488	5,101,608	3.08	140,876,783	5,689,554	4.04	99,708,641	3,219,826	3.23
Borrowed funds	34,754,155	808,127	2.33	16,423,688	573,405	3.49	13,831,772	509,851	3.69

Total interest bearing liabilities	200,350,643	5,909,735	2.95	157,300,471	6,262,959	3.98	113,540,413	3,729,677	3.28
Non-interest bearing deposits	36,039,280			34,561,334			33,723,186

	236,389,923	5,909,735	2.50	191,861,805	6,262,959	3.26	147,263,599	3,729,677	2.53

Other liabilities & Minority interest	1,450,813			1,249,573			941,585
Stockholders’ equity	34,820,235			35,463,615			34,377,813

Total liabilities and stockholders’ equity	$272,660,971			$228,574,993			$182,582,997

Net interest spread(1)			3.20			2.98			3.29
Net interest income(1)		$9,581,504	3.80%		$8,389,593	3.98%		$7,397,447	4.37%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of securities. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.
Rate/Volume Variance Analysis

	Twelve months Ended December 31,			Twelve months Ended December 31,
	2008 compared to 2007			2007 compared to 2006
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest Earning Assets:
Federal funds sold(1)	$(851,919)	$(517,342)	$(334,577)	$(175,963)	$76,447	$(252,410)
Interest bearing deposits	79,004	(11,704)	90,708	25,533	259	25,274
Investment Securities(1)
U.S. Treasury	(48,135)	6,190	(54,325)	(12,269)	388	(12,657)
U.S. government agency	(109,848)	(13,039)	(96,809)	17,341	43,200	(25,859)
Mortgage backed securities	307,452	9,296	298,156	(16,240)	(103)	(16,137)
Municipal securities	(18,122)	(203)	(17,919)	(4,676)	(543)	(4,133)
Other	7,864	(23,531)	31,395	3,750	(2,646)	6,396
Loans:
Commercial	579,999	(766,923)	1,346,922	1,473,699	(28,003)	1,501,702
Mortgage	1,070,430	(942,512)	2,012,942	2,325,671	31,493	2,294,178
Consumer	(178,038)	10,630	(188,668)	(111,418)	(4,717)	(106,701)

Total interest revenue (1)	838,687	(2,249,138)	3,087,825	3,525,428	115,775	3,409,653

Interest-bearing liabilities
Savings	(16,168)	(4,709)	(11,459)	(5,060)	(2,027)	(3,033)
Money market and NOW	(267,660)	(368,202)	100,542	245,622	141,257	104,365
Other time deposits	(304,118)	(1,210,217)	906,099	2,229,166	568,932	1,660,234
Borrowed funds	234,722	(241,040)	475,762	63,554	(28,049)	91,603

Total interest expense	(353,224)	(1,824,168)	1,470,944	2,533,282	680,113	1,853,169

Net interest income(1)	$1,191,911	$(424,970)	$1,616,881	$992,146	$(564,338)	$1,556,484

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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

     The provision for loan losses was $415,000 for the year ended December 31, 2008, as compared to $318,000 for the year ended December 31, 2007, an increase of $97,000 or 30.50%. We increased the provision for loan losses because the real estate industry continues to encounter difficulties, there is significant turbulence in the financial markets, unemployment is rising, there is evidence of weakness in the general economy and this may worsen. Although we do not have any investments or substantive loans comprised of sub-prime mortgages, because the real estate industry is a significant contributor to our local economy, we believe that its difficulties have started to cause financial turmoil for other segments of the local economy and continued deterioration may negatively impact us. After completing the analysis outlined below, we determined during the twelve month period that there were changes in economic factors during the period that would directly impact the quality of the loan portfolio and warrant a higher provision. Although we continue to closely monitor our loan portfolio and have not identified any specific areas of weakness, in the current economic environment, we believe that it is prudent to continue to increase the loan loss provision for all segments of our portfolio.
     The provision for loan losses was $318,000 for the year ended December 31, 2007, as compared to $339,000 for the year ended December 31, 2006, a decrease of $21,000 or 6.19%. We decreased the provision for loan losses because for over seven years we had minimal past dues and charge-offs. After completing the analysis outlined below, we determined during the twelve month period that we had no significant changes in economic factors, personnel, policies or practices during the period that would directly impact the quality of the loan portfolio and warrant a higher provision. We further determined that we had completed two years of experience with the majority of our new lending personnel and a higher legal lending limit and had not experienced any change in our delinquency patterns.
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

     We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management’s estimation increase the risk inherent in the category. If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category. For all periods presented, there were no specific adjustments made for concentrations of credit. As discussed above, in 2008 we increased our provision for loan losses for the period in all segments of our portfolio as a result of economic considerations. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience. These factors include, but are not limited to, changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
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
     We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. Based on current information, we consider loans impaired when management determines that it is unlikely that the borrower will make principal and interest payments according to contractual terms. Generally, we do not review loans for impairment until we have discontinued the accrual of interest. We consider several factors in determining impairment including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Usually, we do not classify loans that experience insignificant payment delays and payment shortfalls as impaired. Management determines the significance of payment delays and payment shortfall on a case-by-case basis. We consider all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. We measure impairment on a loan by loan basis for commercial and construction loans by determining either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. We did not have any impaired loans on December 31, 2008, 2007 or 2006.
     At December 31, 2008, we had one non-accrual loan totaling $850,675. We have not designated a specific allowance for this non-accrual loan. We discontinue the accrual of interest when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. We did not have any other loans past due 30 days or more at year end. We also do not have any substantive loans comprised of sub-prime mortgages.
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
     The allowance for loan losses represents 0.85% of total loans at December 31, 2008, 0.78% at December 31, 2007, and 0.85% at December 31, 2006. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

     The following table represents an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

Year Ended December 31,	2008	2007	2006

Balance, beginning of period	$1,586,737	$1,280,396	$954,706
Provision for loan losses	415,000	318,000	339,000

Chargeoffs:
Commercial	—	(6,064)	(15,772)
Consumer	(18,440)	(6,085)	(2,685)

Total chargeoffs	(18,440)	(12,149)	(18,457)
Recoveries:
Consumer	454	490	5,147

Total recoveries	454	490	5,147

Net (chargeoffs) recoveries	(17,986)	(11,659)	(13,310)

Balance, end of period	$1,983,751	$1,586,737	$1,280,396

Allowance for loan losses to gross loans	0.85%	0.78%	0.85%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.008%	0.007%	0.011%
     The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

December 31,	2008		2007		2006
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Consumer	$13,391	0.02%	$10,236	0.46%	$8,939	0.45%
Boat	94,910	6.70	106,405	8.66	169,093	14.29
Mortgage	1,348,850	63.21	1,080,897	63.56	869,101	61.55
Commercial	526,600	30.07	389,199	27.32	233,263	23.71

Total	$1,983,751	100.00%	$1,586,737	100.00%	$1,280,396	100.00%

     Non-interest Revenue
     2008 compared to 2007
     Non-interest revenue totaled $963,932 for the twelve months ended December 31, 2008, a decrease of $209,382 or 17.85%. Non-interest revenue for the twelve months ended December 31, 2008 and December 31, 2007 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions. For the period ended December 31, 2007, non-interest revenue also included broker origination fees from the marine division.
     The following table outlines the changes in non-interest revenue for the twelve month periods.

	December 31,	December 31,	$	%
	2008	2007	Change	Change
Service charges on deposit accounts	$311,268	$292,610	$18,658	6.38%
Marine division broker origination fees	—	272,349	(272,349)	(100.00)
Earnings on bank owned life insurance	366,785	340,853	25,932	7.61
Income (loss) on investment in real estate LLC	3,741	24,100	(20,359)	(84.48)
Other fees and commissions	282,138	243,402	38,736	15.91

Total non-interest revenue	$963,932	$1,173,314	$(209,382)	(17.85)%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they used. We did not earn any marine division broker origination fees during the period because we closed this division at the end of the third quarter of 2007. Earnings on bank owned life insurance increased because we invested an additional $4 million in February 2007. As a result, we had an additional thirty days of interest income on the investment in 2008. Other fees and commissions increased because of the consolidation of Pointer Ridge’s results of operations from the date of acquisition as outlined below. Other fees and commissions also increased because in April 2007, we began leasing the Waldorf office space that we vacated in July 2006 and because of increases in loan income received from the repayment of a non-accrual loan.
     As previously outlined, in November 2008, we acquired an additional 12.50% membership interest in Pointer Ridge. As a result of this purchase, our membership interest increased from 50.00% to 62.50%. Consequently, we consolidated Pointer Ridge’s results of operations from the date of acquisition. Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method. This consolidation caused the earnings on our investment in real estate LLC to decline and other fees and commissions to increase. Pointer Ridge’s earnings declined during the year because it had two tenants that did not pay their rent in a timely manner and they recorded a reserve for these uncollected rents. Additionally, operating expenses on the building increased during the year.
     Because of the new lenders we have hired and the new Annapolis, College Park and Greenbelt branches that we have opened, we expect that customer relationships will continue to grow during 2009. We anticipate this growth will cause an increase in service charges on deposit accounts. We believe the demand in the commercial real estate market will remain slow during 2009. As a result, we expect other loan fees which are included in other fees and commissions will either remain consistent with 2008 or decline slightly. As a result of declining interest rates, we expect our earnings on bank owned life insurance will decline slightly during 2009. We anticipate that earnings from Pointer Ridge will improve. In December 2008, one of the primary tenants in the Pointer Ridge building departed. In 2009, we leased the space to a new tenant and negotiated a settlement from the prior tenant. Therefore, we will record a one time gain from this settlement in 2009.

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
     Non-interest Expense
     2008 compared to 2007
     Non-interest expense for the twelve months ended December 31, 2008 increased 8.83% or $598,277 relative to the amount reported in 2007. The following chart outlines the changes in non-interest expenses for the period.

	December 31,	December 31,	$	%
	2008	2007	Change	Change
Salaries	$3,316,219	$3,045,932	$270,287	8.87%
Employee benefits	923,666	953,554	(29,888)	(3.13)
Occupancy	1,124,838	934,277	190,561	20.40
Equipment	313,133	248,182	64,951	26.17
Data processing	269,632	221,107	48,525	21.95
Other operating	1,425,290	1,371,499	53,791	3.92

Total non-interest expenses	$7,372,778	$6,774,551	$598,227	8.83%

     Salary and benefit expenses increased primarily because we opened the College Park, Greenbelt and Annapolis branches during the year and we hired new loan officers in April and September 2007. These increases were partially offset by the reduction in salary expense that we realized when we closed the marine division late in the third quarter of 2007 and terminated the employees associated with it. Additionally, stock based compensation expenses decreased from $173,714 in 2007 to $104,541 for the same period in 2008. The stock based compensation expense decreased because the Board of Directors did not receive any vested options in 2008 and they received 10,000 vested options in 2007.
     Occupancy and equipment expenses increased because of the opening of the new Greenbelt branch in June 2007, the College Park branch in February 2008, the Annapolis branch in September 2008, and annual rental increases. Data processing costs increased because of the new locations, new services provided by our data processor, and contractual increases. Other operating expenses increased primarily because of increased FDIC and state of Maryland insurance assessments, higher audit and exam fees, and increased business development expenses. The elimination of the costs associated with the marine division partially offset these increases.
     During 2009, we anticipate non-interest expenses will increase relative to the comparable period in 2008. We will incur increased rent expense related to the new Greenbelt and Annapolis locations and increased operational expenses associated with these branches due to their being open for a full year during 2009 as well as costs associated with the Crofton and Bowie branches that we plan to open during 2009. In April 2009, we also expect to upgrade our data processing systems and this will increase our data processing costs for the year. The FDIC’s proposed increases in FDIC insurance premiums and the emergency assessment will also increase operating expenses.
     2007 compared to 2006
     The following table outlines the non-interest expenses for the years ended December 31, 2007 and 2006.

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

     Income Taxes
     2008 Compared to 2007
     Income tax expense was $939,383 (34.85% of pre-tax income) for the year ended December 31, 2008 compared to $789,053 (33.26% of pre-tax income) for the same period in 2007. The increase in the effective tax rate is primarily due to a decrease in interest on tax exempt securities as a percent of pre-tax income during the period and an increase in the state tax rate.
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
Net Income
     2008 Compared to 2007
     Net income available to common shareholders was $1.7 million or $0.44 per basic and diluted common share for the twelve month period ending December 31, 2008, an increase of $143,680 or 9.08% compared to net income of $1.6 million or $0.37 per basic and diluted common share for the same period in 2007. The increase in net income was the result of a $1.1 million increase in net interest income after provision for loan losses. This was partially offset by a $209,382 decrease in non-interest revenue, a $598,227 increase in non-interest expense, the new 5% preferred stock dividend payable to the U.S. Treasury for its $7 million investment, and a $150,330 increase in income taxes. Earnings per share increased on a basic and diluted basis because of higher earnings and because we repurchased 217,085 shares of common stock during the twelve month period ended December 31, 2008 and 185,950 shares of common stock in the 4th quarter of 2007 that caused the average number of common shares outstanding to decline to 3,919,903 from 4,237,266 for the same period in 2007.
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

Analysis of Financial Condition
     Investment Securities
     Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock. We have prudently managed our investment portfolio to maintain liquidity and safety and we have never owned stock in Fannie Mae or Freddie Mac or any of the more complex securities available in the market. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we generally intend to hold the investment securities until maturity, we classify a significant portion of the investment securities as available for sale. We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for investment securities classified in the held to maturity category at amortized cost. We invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
     The investment securities at December 31, 2008 amounted to $37.6 million, an increase of $25.9 million, or 221.24%, from the December 31, 2007 amount of $11.7 million. Available for sale investment securities increased to $29.6 million at December 31, 2008 from $9.4 million at December 31, 2007. Held to maturity securities at December 31, 2008 increased to $8.0 million from $2.3 million. The increase in the available for sale investment and held to maturity securities occurred because as liquidity concerns in the market began to dissipate and interest rates declined, in the fourth quarter, we used federal funds to purchase securities. The fair value of available for sale securities included net unrealized gains of $648,356 at December 31, 2008 (reflected as unrealized gains of $392,611 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $49,127 ($29,749 net of taxes) as of December 31, 2007. In general, the increase in fair value was a result of maturities, decreasing interest rates on investments and changes in investment ratings. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, we expect the unrealized losses in the portfolio will decline or dissipate.
     The investment portfolio at December 31, 2007 amounted to $11.7 million, a decrease of $5.2 million, or 30.77%, from the December 31, 2006 amount of $16.9 million. Available for sale investment securities decreased to $9.4 million at December 31, 2007 from $14.1 million at December 31, 2006. The decrease in the available for sale investment portfolio occurred because some of these assets matured and we purchased federal funds or deployed the proceeds into loans. Held to maturity securities decreased to $2.3 million on December 31, 2007 as compared to $2.8 million on December 31, 2006 because of maturing investments during the period. The carrying value of available for sale securities included net unrealized losses of $49,127 at December 31, 2007 (reflected as unrealized losses of $29,749 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $280,092 ($171,921 net of taxes) as of December 31, 2006. In general, the decrease in unrealized losses was a result of the maturity of securities, declining interest rates and a shortening of the remaining term until maturity

     The following table sets forth a summary of the investment securities portfolio as of the periods indicated. Available for sale securities are reported at estimated fair value; held to maturity securities are reported at amortized cost.
Investment Securities
(Dollars in thousands)

December 31,	2008	2007	2006

Available For Sale Securities
U.S. Treasury	$—	$998	$1,962
U.S. government agency	10,898	4,472	7,839
Municipal securities	2,443	2,914	2,889
Mortgage backed	16,225	1,009	1,429

Total Available for Sale Securities	$29,566	$9,393	$14,119

Held To Maturity Securities
U.S. Treasury	$500	$2,001	$2,001
U.S. government agency	—	—	500
Municipal securities	301	301	301
Mortgage-backed	7,202	—	—

Total Held to Maturity Securities	$8,003	$2,302	$2,802

Equity Securities	$2,127	$2,080	$1,576

     The following table shows the maturities for the securities portfolio at December 31, 2008 and 2007
        .
Amortized Cost, Carrying Value and Average Yield

	Available for Sale			Held to Maturity
			Weighted			Weighted
	Amortized	Market	Average	Amortized	Market	Average
December 31, 2008	Cost	Value	Yield	Cost	Value	Yield

Maturing
Over 3 months through 1 year	$1,150,265	$1,171,205	3.18%	$499,942	$507,031	3.91%
Over one to five years	11,635,121	11,957,725	3.88%	99,881	100,075	3.50%
Over five to ten years	8,995,942	9,249,654	4.69%	2,051,611	2,091,071	4.47%
Over ten years	7,136,292	7,187,392	4.43%	5,351,957	5,536,836	4.68%

	$28,917,620	$29,565,976		$8,003,391	$8,235,013

Pledged Securities	$—	$—		$—	$—

	Available for Sale			Held to Maturity
	Amortized	Market	Average	Amortized	Market	Average
December 31, 2007	Cost	Value	Yield	Cost	Value	Yield

Maturing
3 months or less	$1,349,685	$1,348,028	3.17%	$—	$—
Over 3 months through 1 year	2,644,398	2,629,408	3.32%	1,500,855	1,498,672	3.23%
Over one to five years	3,530,043	3,512,777	3.43%	599,618	604,237	3.84%
Over five to ten years	1,707,775	1,693,237	3.60%	201,118	194,430	4.91%
Over ten years	210,582	209,906	4.00%	—	—

	$9,442,483	$9,393,356		$2,301,591	$2,297,339

Pledged Securities	$5,921,588	$5,890,011		$2,000,638	$2,002,891

     Contractual maturities of mortgage-backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.

     Investment in real estate LLC
     As discussed above, on November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.50% membership interest in Pointer Ridge, a real estate investment limited liability company. As a result of this purchase, our membership interest increased from 50.00% to 62.50%. Consequently, we consolidated Pointer Ridge’s results of operations from the date of acquisition. Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method. The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.
     Pointer Ridge Office Investment, LLC

December 31,	2008	2007	2006

Balance Sheets
Current assets	$540,105	$440,256	$387,928
Non-current assets	7,619,352	7,815,892	7,837,157
Liabilities	6,548,760	6,644,206	6,637,657
Equity	1,610,697	1,611,942	1,587,428

Statements of Income
Revenue	$1,014,136	$941,520	$406,432
Expenses	1,019,577	893,320	293,877

Net income (loss)	$(5,441)	$48,200	$112,555

     We purchased Chesapeake Custom Homes, L.L.C.’s 12.50% membership interest at the book value which was equivalent to the fair value. Accordingly, we did not record any goodwill with this purchase.
     We lease space for our headquarters office and branch location in the building owned by Pointer Ridge at 1525 Pointer Ridge Place, Bowie, Maryland. We eliminate these lease payments in consolidation. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls 25.00% of Pointer Ridge and controls the manager of Pointer Ridge.
     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. We do not have any substantive loans comprised of sub-prime mortgages. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs increased $29.2 million or 14.46% to $231.1 million at December 31, 2008 from $201.9 million at December 31, 2007. Commercial business loans increased by $14.5 million (26.13%), commercial real estate loans (generally owner-occupied) increased by $14.8 million (15.42%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $1.6 million (14.29%), real estate construction loans increased by $1.5 million (6.85%) and installment loans decreased by $2.9 million (15.68%) from their respective balances at December 31, 2007.

     The following table outlines those construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.
December 31, 2008

	# of
Loans with interest paid from loan advances:	Borrowers	(000’s)
Hotels	3	$8,563
Owner occupied	1	2,882
Single family acquisition & development	5	5,889

	9	$17,334

     There are three additional borrowers included in construction loans with loan balances totaling $5.0 million that are for the purpose of acquisition and development that are currently paying their interest due from their own cash reserves. Two of these loans, totaling $2.7 million, are for single family acquisition and development and one loan in the amount of $2.2 million is for commercial construction and development.
     At inception, the total loan and commitment amount were equivalent to an appraised “as is” or “as developed” 80% or less loan to value. We continually monitor these loans and where appropriate have received new appraisals on these properties, additional collateral, a payment on the principal, or have downgraded the risk rating on the loan and increased our loan loss provision accordingly. In certain cases, these loans have experienced a delay in the project either as a result of delays in receiving regulatory approvals or the borrower has elected to delay the project because the current economic climate has caused real estate values to decline. Although payments on these loans are current, management monitors their performance closely.
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
     During 2008, we received several loan payoffs from builders and developers that negatively impacted our loan growth for the period. These payoffs were primarily attributable to a significant slowdown in the real estate market. Usually these builders and developers would have taken out new loans in order to continue building. However, because of the slowdown in the real estate market, these builders did not continue to build and did not take out new loans. In spite of these payoffs, we experienced growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during 2009 and continue to grow the loan portfolio. However, continued deterioration in the economic climate may cause slower loan growth and an increase in non-performing or problem loans.

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

December 31,	2008		2007		2006

Real Estate
Commercial	$110,826	47.63%	$96,018	47.26%	$73,511	48.54%
Construction	23,422	10.07	21,905	10.78	8,321	5.49
Residential	12,820	5.51	11,227	5.53	11,391	7.52
Commercial	69,961	30.07	55,513	27.32	35,914	23.71
Consumer	15,638	6.72	18,528	9.11	22,330	14.74

	$232,667	100.00%	$203,191	100.00%	$151,467	100.00%

Allowance for loan losses	(1,983)		(1,586)		(1,280)
Deferred loan costs, net	370		337		230

	$231,054		$201,942		$150,417

     The following table presents the maturities or re-pricing periods of selected loans outstanding at December 31, 2008:

	Loan Maturity Distribution at December 31, 2008
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)
Real Estate
Commercial	$27,692	$77,868	$5,266	$110,826
Construction	15,425	7,457	540	23,422
Residential	11,136	1,372	312	12,820
Commercial	36,795	31,115	2,051	69,961
Consumer	601	951	14,086	15,638

Total Loans	$91,649	$118,763	$22,255	$232,667

Fixed Rates	$42,710	$92,181	$20,616	$155,507
Variable Rates	48,939	26,582	1,639	77,160

Total Loans	$91,649	$118,763	$22,255	$232,667

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

     At December 31, 2007, we had two loans totaling $1.1 million that were 90 days past due and were classified as non-accrual. The foreclosure process on one of these loans in the amount of $127,000 was completed in January 2008 and we received payment in full in June 2008. The borrower on the second loan, with a balance of $850,675 at December 31, 2008, filed for bankruptcy protection in November, 2007 under Chapter 11 of United States Bankruptcy Code. In February 2009, the borrower exited bankruptcy. A commercial real estate property secures this loan. The loan to value at inception of this loan was 80%. During the first quarter of 2008, the borrower began remitting payments and advised us that the borrower planned to make all past due interest and principal current prior to March 31, 2009. Through October 2008, the borrower remitted regular payments plus a portion of the arrearage. In November 2008, the borrower requested a revision to this repayment schedule with full repayment of all past due amounts to occur by May 2010. We expect to receive payment in full on this loan. Therefore, we do not consider it impaired and have not designated a specific allowance for this non-accrual loan. As of December 31, 2008, the interest not accrued on this loan was $85,706 none of which was included in net income for the twelve months or quarter ended December 31, 2008. During the year ended December 31, 2008, we applied $80,099 in interest payments to the principal balance on the loan.
     During the 2nd quarter of 2008, we repossessed a boat that secured a loan at the time of repossession of approximately $80,000. At the time of repossession, we charged $15,000 to the allowance for loan losses for anticipated losses we expect to incur on this transaction and reversed all accrued and unpaid interest. We recorded this repossessed boat in other assets. We anticipate we will sell the boat and we do not expect to recognize any substantive additional losses on the boat.
     Other than the loans outlined above we had no other loans 90 days or more past due as of December 31, 2008, 2007 or 2006. At December 31, 2008, other than the one non-accrual loan, we had no other loans past due 90 days or more.
     We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2008, 2007, and 2006, we held no real estate acquired as a result of foreclosure.
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
     As of December 31, 2008, 2007, and 2006 we had no impaired loans. The only restructured loan was the $850,675 loan outlined above.
     Bank owned life insurance
     We increased our investment in Bank Owned Life Insurance (“BOLI”) in February 2007 by $4.0 million. In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With the February 2007 investment, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. As a result of earnings net of mortality costs, during 2008, the cash surrender value of the insurance policies increased by $326,749.

     On January 3, 2006, Old Line Bank entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements, with Mr. Cornelsen, Mr. Burnett and Ms. Rush and started accruing for a related annual expense. Under these agreements, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen — $131,607; Mr. Burnett — $23,177; and Ms. Rush — $56,658. Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen— $1.1 million; Mr. Burnett — $703,311; Ms. Rush — $803,732; and all other officers-$2.1 million. Old Line Bank has funded these obligations through the BOLI outlined above. There is no obligation to provide any of the insured executives’ beneficiaries post retirement benefits from the BOLI.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At December 31, 2008, the deposit portfolio had grown to $231.4 million, a $53.6 million or 30.15% increase over the December 31, 2007 level of $177.8 million. Non-interest bearing deposits increased $4.8 million during the period to $39.9 million from $35.1 million primarily due to increases in commercial checking accounts that was caused by new accounts established in our branches. Interest-bearing deposits grew $48.9 million to $191.6 million from $142.7 million. The growth in interest-bearing deposits was in certificates of deposit which grew $52.0 million from $102.2 million to $154.2 million. A $2.0 million decline in money market and NOW and a $1.1 million decline in savings accounts partially offset this growth. Certificate of deposit accounts grew due to new customer relationships and the transfer of funds from savings accounts.
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
     In the first quarter of 2006, we began acquiring brokered certificate of deposits through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2008, we had $31.8 million in CDARS through the reciprocal deposit program compared to $13.5 million at December 31, 2007. At December 31, 2008, we had received $12.1 million in deposits through the CDARS network that were not reciprocal deposits. We had $5 million in other brokered certificates of deposit as of December 31, 2007 and $0 as of December 31, 2008 and 2006. We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

     The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2008.

	Certificate of Deposit Maturity Distribution
	December 31, 2008
		Three Months
	Three Months	to	Over
	or	Twelve	Twelve
	Less	Months	Months	Total
	(Dollars in thousands)
Certificates of deposit
Less than $100,000	$41,409	$41,128	$27,337	$109,874
Greater than or equal to $100,000	2,918	13,939	27,463	44,320

Total	$44,327	$55,067	$54,800	$154,194

     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $33.2 million as of December 31, 2008. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $85.4 million at December 31, 2008 and $71.1 million at December 31, 2007. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $22 million of borrowings. Of this, we had borrowed $15 million at December 31, 2008 and 2007. We may increase availability by providing additional collateral.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. Old Line Bank has an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At December 31, 2008, Old Line Bank had $17.8 million outstanding in these short term promissory notes with an average interest rate of 0.50%. At December 31, 2007, Old Line Bank had $16.3 million outstanding with an average interest rate of 2.53%. At December 31, 2008 and 2007, Old Line Bank did not have any borrowings in overnight federal funds with the FHLB or any other short term borrowings.
     At December 31, 2008 and December 31, 2007, Old Line Bank had three advances in the amount of $5.0 million each, from the FHLB totaling $15.0 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
     On December 12, 2007, Old Line Bank borrowed another $5.0 million from the FHLB. The interest rate on this advance is 3.3575% and interest is payable on the 12th day of each March, June, September and December, commencing on March 12, 2008. On December 12, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance to a fixed rate based on the three (3) month LIBOR. The maturity date on this advance is December 12, 2012.
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

     As outlined previously, as a result of increasing our membership interest in Pointer Ridge to 62.50%, we have consolidated their results of operation from the date of acquisition. Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method. On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory note in the principal amount of $6.6 million. This loan accrues interest at a rate of 6.28% through September 5, 2016. After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points. At December 31, 2008, Pointer Ridge had borrowed $6.5 million under the Amended Promissory Note. We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.
     For additional information about our borrowings, see Notes 10 and 11 to our consolidated financial statements.
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $33.2 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.
     Our immediate sources of liquidity are cash and due from banks and federal funds sold. As of December 31, 2008, we had $8.8 million in cash and due from banks, and $2.1 million in federal funds sold and other overnight investments. As of December 31, 2007 and 2006, we had $3.1 million and $5.1 million in cash and due from banks, and $9.8 million and $34.5 million, respectively, in federal funds sold and other overnight investments. At December 31, 2006, our investment in federal funds was significantly higher than prior periods because of the $19.2 million in net proceeds received from the capital offering in October 2005. As anticipated these balances declined as we deployed the proceeds from the capital offering into loans.
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
Capital
     Our stockholders’ equity amounted to $41.7 million at December 31, 2008, $34.6 million at December 31, 2007, and $34.8 million at December 31, 2006. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the twelve month period by net income of $1.8 million and as outlined under Supervision and Regulation, on December 5, 2008, we issued the U.S. Treasury $7 million of Series A Preferred Stock and warrants to purchase 141,892 shares of our common stock at $7.40 per share. The $104,541 adjustment for stock based compensation awards, the $18,777 received from stock option proceeds and the $422,360 after tax unrealized gain on available for sale securities also increased stockholders’ equity. These items were partially offset by the $1.8 million cost for stock repurchases during the period and the $470,249 in total dividends paid in March, June, September and December 2008.

     The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation — Capital Adequacy Guidelines.”
Risk Based Capital Analysis
(Dollars in thousands)

December 31,	2008	2007	2006

Tier 1 Capital
Preferred and common stock	$7,043	$41	$43
Additional paid-in capital	28,839	30,465	31,868
Retained earnings	5,412	4,155	3,077
Less: disallowed assets	—	—	—

Total Tier 1 Capital	$41,294	$34,661	$34,988

Tier 2 Capital:
Allowance for loan losses	1,984	1,587	1,280

Total Risk Based Capital	$43,278	$36,248	$36,268

Risk weighted assets	$248,555	$222,033	$170,809

				Regulatory
				Minimum
Capital Ratios:
Tier 1 risk based capital ratio	16.6%	15.6%	20.5%	4.00%
Total risk based capital ratio	17.4%	16.3%	21.2%	8.00%
Leverage ratio	14.0%	14.6%	17.5%	4.00%

Return on Average Assets and Average Equity
     The ratio of net income to average equity and average assets and certain other ratios are as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Average total assets	$272,661	$228,575	$182,583

Average equity	34,820	35,464	34,378

Net income	1,756	1,583	1,574

Cash dividends declared	470	505	489

Divided payout ratio for period	26.77%	31.91%	31.06%

Return on average assets	0.64%	0.69%	0.86%

Return on average equity	5.04%	4.46%	4.58%

Average stockholders’ equity to average total assets	12.77%	15,52%	18.83%

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
Outstanding loan commitments and lines and letters of credit at December 31 of 2008, 2007 and 2006 are as follows:

December 31,	2008	2007	2006
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$23,937	$16,398	$13,095
Real estate-undisbursed development and construction	21,981	35,966	27,295
Real estate-undisbursed home equity lines of credit	5,515	5,250	4,525

	$51,433	$57,614	$44,915

Standby letters of credit	$1,583	$1,634	$1,515

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for on-balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. During this period of economic turmoil, we have re-evaluated many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.
     Commitments for real estate development and construction, which totaled $22.0 million, or 42.80% of the $51.4 million, are generally short-term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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

     Old Line Bancshares, Inc. has various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date.
Contractual Obligations
(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years	Total
Noninterest-bearing deposits	$39,880	$—	$—	$—	$39,880
Interest-bearing deposits	137,376	46,923	7,877	—	192,176
Short-term borrowings	17,773	—	—	—	17,773
Long-term borrowings	—	5,000	10,000	6,531	21,531
Purchase obligations	6,701	572	607	—	7,880
Operating leases	696	1,636	1,575	14,020	17,927

Total	$202,426	$54,131	$20,059	$20,551	$297,167

          Old Line Bancshares, Inc.’s operating lease obligations represent rental payments for six branches, a loan production office and our main office. We lease our main office and our Bowie branch location from Pointer Ridge. We have excluded 62.50% of these lease payments in consolidation. We have not included any amounts for the Crofton or Bowie leases which we may become obligated for in 2009. The interest-bearing obligations include accrued interest. Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. In 2009, the purchase obligations amounts include principal and interest due on participation loans, branch construction projects, estimated obligations under data processing contracts and accounts payable for goods and services. In subsequent years, the purchase obligations amounts primarily relate to estimated obligations under data processing contracts, and accounts payable for goods and services received through December 31, 2008.

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:
Twelve months ended December 31, 2008

	Federal				Net
	Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$285,619	$793,512	$15,424,236	$9,514,501
Tax equivalent adjustment	5,169	61,834	67,003	67,003

Tax equivalent interest income	$290,788	$855,346	$15,491,239	$9,581,504

GAAP interest yield	2.14%	4.01%	6.12%	3.77%	3.17%
Taxable equivalent adjustment	0.04%	0.32%	0.03%	0.03%	0.03%

Tax equivalent interest yield	2.18%	4.33%	6.15%	3.80%	3.20%

Twelve months ended December 31, 2007

	Federal				Net
	Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$1,116,822	$643,826	$14,554,358	$8,291,399
Tax equivalent adjustment	25,885	72,309	98,194	98,194

Tax equivalent interest income	$1,142,707	$716,135	$14,652,552	$8,389,593

GAAP interest yield	5.19%	3.80%	6.91%	3.94%	2.94%
Taxable equivalent adjustment	0.12%	0.43%	0.05%	0.04%	0.04%

Tax equivalent interest yield	5.31%	4.23%	6.96%	3.98%	2.98%

Twelve months ended December 31, 2006

	Federal				Net
	Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$1,288,536	$654,283	$11,023,044	$7,293,367
Tax equivalent adjustment	30,134	73,946	104,080	104,080

Tax equivalent interest income	$1,318,670	$728,229	$11,127,124	$7,397,447

GAAP interest yield	4.89%	3.56%	6.51%	4.31%	3.23%
Taxable equivalent adjustment	0.11%	0.40%	0.06%	0.06%	0.06%

Tax equivalent interest yield	5.00%	3.96%	6.57%	4.37%	3.29%

Impact of Inflation and Changing Prices and Seasonality
     Management has prepared the financial statements and related data presented herein in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
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
     In December 2007, the FASB issued SFAS No. 160 (revised 2007), Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of the company’s first fiscal year after December 15, 2008. SFAS 160 will affect the way we report the minority interest in Pointer Ridge, but will not have a material impact on our consolidated results of operations or financial position.

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

     The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2008. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2008
	Maturing or Repricing
	Within	4-12	1-5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Investment securities	$—	$1,671	$12,057	$23,841	$37,569
Time deposits in other banks	10,000	3,267	—	—	13,267
Loans	68,099	23,550	118,763	22,255	232,667
Federal funds sold	2,141	—	—	—	2,141

Total interest earning assets	80,240	28,488	130,820	46,096	285,644

Interest Bearing Liabilities:
Interest-bearing transaction deposits	21,341	10,511	—	—	31,852
Savings accounts	1,872	1,816	1,816	—	5,504
Time deposits	44,327	55,067	54,800	—	154,194

Total interest-bearing deposits	67,540	67,394	56,616	—	191,550

FHLB advances	15,000	—	—	—	15,000
Other borrowings	17,774	—	—	6,531	24,305

Total interest-bearing liabilities	100,314	67,394	56,616	6,531	230,855

Period Gap	$(20,074)	$(38,906)	$74,204	$39,565	$54,789

Cumulative Gap	$(20,074)	$(58,980)	$15,224	$54,789

Cumulative Gap/Total Assets	(6.32%)	(18.56%)	4.79%	17.24%

Item 8. Financial Statements
The following consolidated financial statements are filed with this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets — December 31, 2008, 2007 and 2006
Consolidated Statements of Income — For the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows — For the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Bowie, Maryland
     We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2008, 2007, and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2008, 2007, and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Baltimore, Maryland
March 20, 2009

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

December 31,	2008	2007	2006

Assets
Cash and due from banks	$8,823,170	$3,172,089	$5,120,068
Federal funds sold	2,140,525	9,822,079	34,508,127

Total cash and cash equivalents	10,963,695	12,994,168	39,628,195
Time deposits in other banks	13,267,000	2,000,000	—
Investment securities available for sale	29,565,976	9,393,356	14,118,649
Investment securities held to maturity	8,003,391	2,301,591	2,802,389
Loans, less allowance for loan losses	231,053,618	201,941,667	150,417,217
Restricted equity securities at cost	2,126,550	2,080,250	1,575,550
Investment in real estate LLC	—	805,971	793,714
Premises and equipment	12,388,046	4,207,395	4,049,393
Accrued interest receivable	1,091,560	918,078	820,628
Prepaid income taxes	35,649	—	—
Deferred income taxes	—	161,940	226,873
Bank owned life insurance	8,096,039	7,769,290	3,458,065
Other assets	1,139,101	637,570	239,989

	$317,730,625	$245,211,276	$218,130,662

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$39,880,119	$35,141,289	$37,963,066
Interest bearing	191,550,521	142,670,944	131,708,780

Total deposits	231,430,640	177,812,233	169,671,846
Short-term borrowings	17,773,934	16,347,096	9,193,391
Long-term borrowings	21,531,133	15,000,000	3,000,000
Accrued interest payable	625,446	693,868	629,557
Income tax payable	—	238,226	334,496
Deferred income taxes	65,651	—	—
Other liabilities	4,012,968	488,599	485,418

	275,439,772	210,580,022	183,314,708

Minority Interest	604,011	—	—

Stockholders’ equity
Preferred stock, par value $0.01 per share and additional paid in capital; 7,000 shares issued and outstanding	6,703,591	—	—
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 3,862,364 in 2008, 4,075,849 in 2007, and 4,253,699 in 2006	38,624	40,758	42,537
Additional paid-in capital	28,838,810	30,465,013	31,868,025
Warrants to purchase 141,892 shares of common stock	301,434	—	—
Retained earnings	5,411,772	4,155,232	3,077,313

	41,294,231	34,661,003	34,987,875
Accumulated other comprehensive income	392,611	(29,749)	(171,921)

	41,686,842	34,631,254	34,815,954

	$317,730,625	$245,211,276	$218,130,662

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2008	2007	2006

Interest revenue
Loans, including fees	$14,240,545	$12,768,154	$9,080,202
U.S. Treasury securities	69,079	115,597	127,299
U.S. government agency securities	181,792	288,161	271,621
Mortgage backed securities	356,398	48,946	65,186
Municipal securities	95,822	107,852	110,555
Federal funds sold	285,619	1,116,822	1,288,536
Other	194,981	108,826	79,645

Total interest revenue	15,424,236	14,554,358	11,023,044

Interest expense
Deposits	5,101,608	5,689,554	3,219,826
Borrowed funds	808,127	573,405	509,851

Total interest expense	5,909,735	6,262,959	3,729,677

Net interest income	9,514,501	8,291,399	7,293,367

Provision for loan losses	415,000	318,000	339,000

Net interest income after provision for loan losses	9,099,501	7,973,399	6,954,367

Non-interest revenue
Service charges on deposit accounts	311,268	292,610	266,235
Marine division broker origination fees	—	272,349	391,738
Earnings on bank owned life insurance	366,785	340,853	145,880
Income (loss) on investment in real estate LLC	3,741	24,100	56,278
Other fees and commissions	282,138	243,402	168,913

Total non-interest revenue	963,932	1,173,314	1,029,044

Non-interest expense
Salaries	3,316,219	3,045,932	2,720,022
Employee benefits	923,666	953,554	732,447
Occupancy	1,124,838	934,277	533,020
Equipment	313,133	248,182	197,644
Data processing	269,632	221,107	176,928
Other operating	1,425,290	1,371,499	1,201,303

Total non-interest expense	7,372,778	6,774,551	5,561,364

Minority interest in loss of real estate LLC	(4,846)	—	—
Income before income taxes	2,695,501	2,372,162	2,422,047

Income taxes	939,383	789,053	848,196

Net income	1,756,118	1,583,109	1,573,851

Preferred stock dividends and discount accretion	29,329	—	—

Net income available to common shareholders	1,726,789	1,583,109	1,573,851

Basic earnings per common share	$0.44	$0.37	$0.37
Diluted earnings per common share	$0.44	$0.37	$0.37
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred					Accumulated
	Stock			Additional		other
	&	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Warrants	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2005	$—	4,248,899	$42,489	$31,735,627	$1,992,301	$(254,590)
Capital Offering (2005)	—	—	—	(1,891)	—	—
Net income	—	—	—	—	1,573,851	—	$1,573,851
Unrealized gain on securities available for sale, net of income taxes of $52,015	—	—	—	—	—	82,669	82,669

Comprehensive income	—						$1,656,520

Stock based compensation awards	—	—	—	107,258	—	—
Cash dividend $0.115 per share	—	—	—	—	(488,839)	—
Stock options exercised, including tax benefit of $1,008	—	4,800	48	27,031	—	—

Balance, December 31, 2006	—	4,253,699	42,537	31,868,025	3,077,313	(171,921)
Common stock repurchased	—	(185,950)	(1,860)	(1,621,238)	—	—
Net income	—	—	—	—	1,583,109	—	$1,583,109
Unrealized gain on securities available for sale, net of income taxes of $92,590	—	—	—	—	—	142,172	142,172

Comprehensive income	—						$1,725,281

Stock based compensation awards	—	—	—	173,714	—	—
Cash dividend $0.12 per share	—	—	—	—	(505,190)	—
Stock options exercised, including tax benefit of $6,345	—	8,100	81	44,512	—	—

Balance, December 31, 2007		4,075,849	40,758	30,465,013	4,155,232	(29,749)
Common stock repurchased	—	(217,085)	(2,170)	(1,749,485)	—	—
Net income	—	—	—	—	1,756,118	—	$1,756,118
Unrealized gain on securities available for sale, net of income taxes of $275,122	—	—	—	—	—	422,360	422,360

Comprehensive income	—						$2,178,478

Stock based compensation awards	—	—	—	104,541	—	—
Common stock cash dividend $0.12 per share	—	—	—	—	(470,249)	—
Issuance of preferred stock and warrants	7,000,000	—	—	—	—	—
Preferred stock dividend payable and accretion	5,025	—	—	—	(29,329)	—
Stock options exercised, including tax benefit of $2,777	—	3,600	36	18,741	—	—

Balance, December 31, 2008	$7,005,025	3,862,364	$38,624	$28,838,810	$5,411,772	$392,611

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2008	2007	2006

Cash flows from operating activities
Interest received	$15,224,058	$14,349,483	$10,849,461
Fees and commissions received	438,955	853,995	939,361
Interest paid	(5,978,157)	(6,198,648)	(3,436,988)
Cash paid to suppliers and employees	(3,101,842)	(6,636,141)	(4,915,395)
Income taxes paid	(1,260,789)	(909,184)	(678,076)

	5,322,225	1,459,505	2,758,363

Cash flows from investing activities
Purchase of investment securities
Held to maturity	(8,237,285)	—	(599,758)
Available for sale	(27,029,054)	—	(2,000,000)
Proceeds from maturity or call of investment securities
Held to maturity at maturity or call	2,539,088	500,000	—
Available for sale at maturity or call	7,399,382	4,952,894	1,941,051
Proceeds from sale of available for sale investment securities	141,919	—	—
Loans made, net of principal collected	(29,494,324)	(51,735,025)	(46,647,671)
Purchase of equity securities	(46,300)	(504,700)	(472,800)
Investment in bank owned life insurance	—	(4,000,000)	—
Return of principal from (investment in) real estate LLC	(205,050)	11,843	100,000
(Purchase) redemption of time deposits in other banks	(11,267,000)	(2,000,000)	—
Purchase of premises and equipment and software	(1,006,641)	(630,950)	(1,851,351)
Proceeds from sale of premises and equipment	28,315	102,008	1,500

	(67,176,950)	(53,303,930)	(49,529,029)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	52,043,034	7,316,708	39,038,125
Other deposits	1,575,373	823,680	10,962,122
Net increase in short-term borrowings	1,408,972	7,153,705	(99,115)
(Decrease) increase in long-term borrowings	—	12,000,000	(3,000,000)
Proceeds from stock options exercised, including tax benefit	18,777	44,593	27,079
Cost of stock offering	—	—	(1,891)
Proceeds from issuance of preferred stock	7,000,000	—	—
Repurchase of common stock	(1,751,655)	(1,623,098)	—
Dividends paid	(470,249)	(505,190)	(488,839)

	59,824,252	25,210,398	46,437,481

Net decrease in cash and cash equivalents	(2,030,473)	(26,634,027)	(333,185)

Cash and cash equivalents at beginning of year	12,994,168	39,628,195	39,961,380

Cash and cash equivalents at end of year	$10,963,695	$12,994,168	$39,628,195

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2008	2007	2006

Reconciliation of net income to net cash provided by operating activities
Net income	$1,756,118	$1,583,109	$1,573,851

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	447,529	359,720	250,420
Provision for loan losses	415,000	318,000	339,000
Loss on sale of equipment	3,099	7,372	510
Change in deferred loan fees net of costs	(32,627)	(107,425)	140,837
Loss on sale of securities	3,081	—	—
Amortization of premiums and discounts	5,931	4,162	1,909
Deferred income taxes	(47,531)	(23,861)	(78,225)
Stock based compensation awards	104,541	173,714	107,258
(Income) loss from investment in real estate LLC	3,741	(24,100)	(56,278)
Increase (decrease) in
Accrued interest payable	(68,422)	64,311	292,689
Other liabilities	3,698,061	(93,089)	608,890
Decrease (increase) in
Accrued interest receivable	(173,482)	(97,450)	(316,329)
Bank owned life insurance	(326,749)	(311,225)	(133,405)
Other assets	(466,065)	(393,733)	27,236

	$5,322,225	$1,459,505	$2,758,363

On November 1, 2008, Old Line Bancshares, Inc. acquired a 12.5% membership interest in Pointer Ridge, LLC. As a result of this purchase, Old Line Bancshares, Inc.’s membership interest in Pointer Ridge increased to 62.5%. The fair values of the non cash assets acquired and liabilities assumed were $7.7 million and $6.6 million.
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiary
Notes to Consolidated Financial Statements
1.	Summary of Significant Accounting Policies

Organization and Description of Business-Old Line Bancshares, Inc. (Bancshares) is the holding company for Old Line Bank (Bank). We provide a full range of banking services to customers located in Prince George’s, Charles and St. Mary’s counties in Maryland and surrounding areas.

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge Office Investment, LLC (Pointer Ridge), a real estate investment company. The effective date of the purchase was November 1, 2008. As a result of this purchase, our membership interest increased from 50.0% to 62.5%. Consequently, we consolidated Pointer Ridge’s results of operations from the date of acquisition. Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method.

Basis of Presentation and Consolidation-The accompanying consolidated financial statements include the activity of Bancshares, its wholly owned subsidiary, Old Line Bank, and its majority owned membership interest in Pointer Ridge. We have eliminated all significant intercompany transactions and balances.

We report the minority ownership interests in Pointer Ridge in the consolidated balance sheet. We reported the loss of Pointer Ridge from the date of our acquisition of majority interest separately on the consolidated statement of income.

Use of estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

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

Stock options- We account for individual stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an individual is required to provide service in exchange for such award. For the year ended December 31, 2008, 2007 and 2006, we recorded stock-based compensation expense of $104,541, $173,714 and $107,258, respectively.

Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation for the year ended December 31, 2008. For the year ended December 31, 2007, we recognized a $12,141 tax benefit. There were no non-qualified options included in the expense calculation during the year ended December 31, 2006.

1.	Summary of Significant Accounting Policies (Continued)

Premises and equipment-We record premises and equipment at cost less accumulated depreciation. We compute depreciation using the straight-line method over the estimated useful life of the assets.

Investment in real estate LLC-As outlined above, prior to November 1, 2008, we accounted for our investment in Pointer Ridge using the equity method. Subsequent to November 1, 2008, we consolidated Pointer Ridge’s results of operations and have eliminated all significant intercompany transactions and balances.

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

We discontinue the accrual of interest when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Based on current information, we consider loans impaired when management determines that it is unlikely that the borrower will make principal and interest payments according to contractual terms. Generally, we do not review loans for impairment until we have discontinued the accrual of interest. We consider several factors in determining impairment including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Usually, we do not classify loans that experience insignificant payment delays and payment shortfalls as impaired. Management determines the significance of payment delays and payment shortfall on a case-by case basis. We consider all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. We measure impairment on a loan by loan basis for commercial and real estate loans by determining either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral of the loan is collateral dependent. If it is doubtful that we will collect principal, we apply all payments to principal.

We collectively evaluate large groups of smaller balance homogeneous loans for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment disclosures unless such loans are the subject of a restructuring agreement.

The allowance for loan losses represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management bases its judgment in determining the adequacy of the allowance on evaluations of the collectibility of loans. Management takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers’ ability to pay, overall portfolio quality, and review of specific problem areas. If the current economy or real estate market continues to suffer a severe downturn, we may need to increase the estimate for uncollectible accounts. We charge off loans which we deem uncollectible and deduct them from the allowance. We add recoveries on loans previously charged off to the allowance.

1.	Summary of Significant Accounting Policies (Continued)

Income taxes-The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We allocate tax expense and tax benefits to Bancshares and its subsidiaries based on their proportional share of taxable income.

Earnings per share-We determine basic earnings per common share by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding giving retroactive effect to stock dividends.

We calculate diluted earnings per common share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated using the treasury stock method.

December 31,	2008	2007	2006

Weighted average number of shares	3,919,903	4,237,266	4,250,240
Dilutive average number of shares	3,320	6,038	25,646
Comprehensive income-Comprehensive income includes net income and the unrealized gain (loss) on investment securities available for sale net of related income taxes.

Reclassifications-We have made certain reclassifications to the 2006 and 2007 financial presentation to conform to the 2008 presentation.

2.	Cash and Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. The average balances in 2008, 2007 and 2006 did not exceed the federally insured limit. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $13,342,150, $21,525,420, and $26,348,931 in 2008, 2007 and 2006, respectively.

Federal banking regulators require banks to carry non-interest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	cost	gains	losses	value

Available for sale
U. S. government agency	$10,578,928	$318,722	$—	$10,897,650
Municipal securities	2,425,036	21,547	(3,105)	2,443,478
Mortgage-backed	15,913,656	311,457	(265)	16,224,848

	$28,917,620	$651,726	$(3,370)	$29,565,976

Held to maturity
U. S. Treasury	$499,942	$7,089	$—	$507,031
Municipal securities	300,866	194	(2,753)	298,307
Mortgage-backed	7,202,583	227,092	—	7,429,675

	$8,003,391	$234,375	$(2,753)	$8,235,013

December 31, 2007

Available for sale
U. S. Treasury	$999,398	$—	$(1,117)	$998,281
U. S. government agency	4,499,658	—	(27,480)	4,472,178
Municipal securities	2,924,037	2,984	(12,902)	2,914,119
Mortgage-backed	1,019,390	—	(10,612)	1,008,778

	$9,442,483	$2,984	$(52,111)	$9,393,356

Held to maturity
U. S. Treasury	$2,000,638	$4,436	$(2,183)	$2,002,891
Municipal securities	300,953	183	(6,688)	294,448

	$2,301,591	$4,619	$(8,871)	$2,297,339

December 31, 2006

Available for sale
U. S. Treasury	$1,998,743	$—	$(36,555)	$1,962,188
U. S. government agency	7,997,662	—	(158,813)	7,838,849
Municipal securities	2,928,312	758	(39,974)	2,889,096
Mortgage-backed	1,474,024	—	(45,508)	1,428,516

	$14,398,741	$758	$(280,850)	$14,118,649

Held to maturity
U. S. Treasury	$2,001,350	$—	$(49,006)	$1,952,344
U. S. government agency	500,000	530	—	500,530
Municipal securities	301,039	22	(7,263)	293,798

	$2,802,389	$552	$(56,269)	$2,746,672

3.	Investment Securities (Continued)

The table below summarizes investment securities with unrealized losses as of December 31, 2008:

	Fair	Unrealized
December 31, 2008	Value	Losses

Unrealized losses less than 12 months
U.S. Treasury	$—	$—
U.S. government agency	—	—
Municipal securities	475,127	5,858
Mortgage-backed	2,070,069	265

Total unrealized losses less than 12 months	2,545,196	6,123

Unrealized losses greater than 12 months
U.S. Treasury	—	—
U.S. government agency	—	—
Municipal securities	—	—
Mortgage-backed	—	—

Total unrealized losses greater than 12 months	—	—

Total unrealized losses
U.S. Treasury	—	—
U.S. government agency	—	—
Municipal securities	475,127	5,858
Mortgage-backed	2,070,069	265

Total unrealized losses	$2,545,196	$6,123

We consider all unrealized losses on securities as of December 31, 2008 to be temporary losses because we will redeem each security at face value at or prior to maturity. In most cases, market interest rate fluctuations cause a temporary impairment in value. The Bank has the intent and the ability to hold these securities until recovery or maturity.

During 2008, proceeds from sales of investment securities were $141,919 resulting in gross losses of $3,081. There were no sales of securities in 2007 and 2006.

3.	Investment Securities (Continued)

Contractual maturities and pledged securities at December 31, 2008, 2007 and 2006, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage backed securities based on maturity date. However, the company receives payments on a monthly basis.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2008	cost	value	cost	value

Maturing
Within one year	$1,150,265	$1,171,205	$499,942	$507,031
Over one to five years	11,635,121	11,957,725	99,881	100,075
Over five to ten years	8,995,942	9,249,654	2,051,611	2,091,071
Over ten years	7,136,292	7,187,392	5,351,957	5,536,836

	$28,917,620	$29,565,976	$8,003,391	$8,235,013

Pledged securities	$—	$—	$—	$—

December 31, 2007

Maturing
Within one year	$3,994,083	$3,977,436	$1,500,855	$1,498,672
Over one to five years	3,530,043	3,512,777	599,618	604,237
Over five to ten years	1,707,775	1,693,237	201,118	194,430
Over ten years	210,582	209,906	—	—

	$9,442,483	$9,393,356	$2,301,591	$2,297,339

Pledged securities	$5,921,558	$5,890,011	$2,000,638	$2,002,891

December 31, 2006

Maturing
Within one year	$2,942,673	$2,905,978	$500,000	$500,530
Over one to five years	10,756,631	10,523,594	2,101,138	2,052,154
Over five to ten years	699,437	689,077	—	—
Over ten years	—	—	201,251	193,988

	$14,398,741	$14,118,649	$2,802,389	$2,746,672

Pledged securities	$8,709,125	$8,502,696	$2,001,350	$1,952,344

In 2008, there were no pledged securities. In 2007 and 2006 we pledged securities to secure a line of credit from the Federal Home Loan Bank.

4.	Credit Commitments

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

December 31,	2008	2007	2006

Commitments to extend credit and available credit lines:
Commercial	$23,937,346	$16,398,206	$13,094,966
Real estate-undisbursed development and construction	21,980,974	35,966,127	27,295,149
Real estate-undisbursed home equity lines of credit	5,515,222	5,250,212	4,524,621

	$51,433,542	$57,614,545	$44,914,736

Standby letters of credit	$1,582,717	$1,634,022	$1,514,811

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
5.	Loans

Major classifications of loans are as follows:

December 31,	2008	2007	2006

Real estate
Commercial	$110,826,321	$96,017,558	$73,510,971
Construction	23,422,258	21,905,237	8,320,789
Residential	12,819,445	11,227,505	11,391,135
Commercial	69,961,313	55,513,122	35,914,383
Consumer	15,638,011	18,527,588	22,330,366

	232,667,348	203,191,010	151,467,644
Allowance for loan losses	(1,983,751)	(1,586,737)	(1,280,396)
Deferred loan costs, net	370,021	337,394	229,969

	$231,053,618	$201,941,667	$150,417,217

5.	Loans (Continued)

The maturity and rate repricing distribution of the loan portfolio follows:

December 31,	2008	2007	2006

Within one year	$91,649,352	$84,698,659	$52,363,333
Over one to five years	118,762,804	90,379,861	73,127,562
Over five years	22,255,192	28,112,490	25,976,749

	$232,667,348	$203,191,010	$151,467,644

Transactions in the allowance for loan losses were as follows:

December 31,	2008	2007	2006

Beginning balance	$1,586,737	$1,280,396	$954,706
Provisions charged to operations	415,000	318,000	339,000
Recoveries	454	490	5,147

	2,002,191	1,598,886	1,298,853
Loans charged off	18,440	12,149	18,457

Ending balance	$1,983,751	$1,586,737	$1,280,396

At December 31, 2008, we had one loan past due and classified as non-accrual in the amount of $850,675. The borrower on this loan filed for bankruptcy protection in November, 2007. A commercial real estate property secures this loan. The loan to value at inception of this loan was 80%. We anticipate that we will receive repayment for all of the balance due on this loan. As of December 31, 2008, the interest not accrued on this loan was $85,706. During the year ended December 31, 2008, we applied $80,099 in interest payments to the principal balance on the loan. We have not designated a specific allowance for this non-accrual loan.

At December 31, 2007, we had two loans totaling $1,061,144 that were 90 days past due and were classified as non-accrual. We received payment in full on one of these loans in June 2008.

There were no accruing loans 90 days or more past due or considered impaired at December 31, 2008, 2007 and 2006.

The company has pledged loans totaling $37,077,637 to support Federal Home Loan Bank borrowings.

The Bank makes loans to customers located in the Maryland suburbs of Washington D.C. Residential and commercial real estate secure substantial portions of the Bank’s loans. Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

6.	Restricted Equity Securities

We own the following restricted equity securities:

December 31,	2008	2007	2006

Federal Reserve Bank stock	$827,050	$827,050	$827,050
Atlantic Central Bankers Bank stock	12,000	12,000	12,000
Federal Home Loan Bank stock	1,112,500	1,066,200	561,500
Maryland Financial Bank stock	175,000	175,000	175,000

Total	$2,126,550	$2,080,250	$1,575,550

7.	Pointer Ridge Office Investment, LLC

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge. The effective date of the purchase was November 1, 2008. As a result of this purchase, we own 62.50% of Pointer Ridge and consolidated their results of operations from the date of the acquisition.

On August 25, 2006, we executed an Indemnity and Guaranty Agreement (“Guaranty Agreement”) with a lender that was effective upon Pointer Ridge’s execution of an Amended Promissory Note and Amended Deed of Trust. As required under FIN46R, we reconsidered our investment in Pointer Ridge. Because the Guaranty Agreement definitively limits our guaranty and the variability caused by previous contracts executed by Pointer Ridge ceased to exist, we determined that Pointer Ridge was not a variable interest entity. Therefore, prior to the acquisition date of a majority interest we accounted for our investment in Pointer Ridge using the equity method. The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

December 31,	2008	2007	2006

Balance Sheets
Current assets	$540,105	$440,256	$387,928
Non-current assets	7,619,352	7,815,892	7,837,157
Liabilities	6,548,760	6,644,206	6,637,657
Equity	1,610,697	1,611,942	1,587,428

Statements of Income
Revenue	$1,014,136	$941,520	$406,432
Expenses	1,019,577	893,320	293,877

Net income (loss)	$(5,441)	$48,200	$112,555

We purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest at the book value which was equivalent to the fair value. Accordingly, we did not record any goodwill with this purchase.

8.	Premises and Equipment

A summary of our premises and equipment and the related depreciation follows:

December 31,	Useful lives	2008	2007	2006

Land		$2,959,864	$487,673	$487,673
Building	5-50 years	7,351,089	1,600,297	1,435,249
Leasehold improvements	3-30 years	1,890,119	1,380,032	1,221,877
Furniture and equipment	3-23 years	2,005,424	1,743,823	1,636,066

		14,206,496	5,211,825	4,780,865
Accumulated depreciation		1,818,450	1,004,430	731,472

Net bank premises and equipment		$12,388,046	$4,207,395	$4,049,393

Depreciation expense		$420,595	$336,844	$216,195

Computer software included in other assets, and related amortization, are as follows:

Cost	3 years	$214,670	$205,564	$179,303
Accumulated amortization		181,063	154,654	132,241

Net computer software		$33,607	$50,910	$47,062

Amortization expense		$26,934	$22,876	$34,225

9.	Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2008	2007	2006

Money market and NOW	$31,852,127	$33,935,011	$25,637,107
Savings	5,504,261	6,584,834	11,237,282
Other time deposits-$100,000 and over	44,319,687	41,150,781	31,799,466
Other time deposits	109,874,446	61,000,318	63,034,925

	$191,550,521	$142,670,944	$131,708,780

Time deposits mature as follows:

December 31,	2008	2007	2006

Within one year	$99,393,921	$88,992,052	$70,850,631
Over one to two years	8,565,022	6,618,733	11,394,072
Over two to three years	38,358,097	5,773,384	4,985,990
Over three to four years	6,975,611	219,449	7,603,698
Over four to five years	901,482	547,481	—

	$154,194,133	$102,151,099	$94,834,391

9.	Deposits (Continued)

Interest on deposits for the years ended December 31, 2008, 2007, and 2006, consisted of the following:

December 31,	2008	2007	2006

Money market and NOW	$321,164	$588,824	$343,202
Savings	39,492	55,660	60,720
Other time deposits — $100,000 and over	1,490,587	1,503,715	1,065,151
Other time deposits	3,250,365	3,541,355	1,750,753

	$5,101,608	$5,689,554	$3,219,826

10.	Short-Term Borrowings

The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $33.2 million as of December 31, 2008. The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $85.4 million. Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank provide collateral to support borrowings. At December 31, 2008, we had provided $37 million in collateral and as outlined below have borrowed $15 million. We have additional available borrowing capacity of $22 million. We may increase this availability by pledging additional collateral. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

Short-term borrowings consist of promissory notes sold to the Bank’s customers, federal funds purchased and advances from the FHLB. The Bank sells short-term promissory notes to its customers. These notes reprice daily and have maturities of 270 days or less. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.

Information relating to short-term borrowings is a follows:

December 31,	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year-end
Short-term promissory notes	$17,773,934	0.50%	$16,347,096	2.53%	$7,193,391	3.46%
FHLB advance due Jan. 2007	—		—		2,000,000	5.65%

Total	$17,773,934		$16,347,096		$9,193,391

Average for the Year
Short-term promissory notes	$18,954,799	1.36%	$13,674,099	3.23%	$9,116,705	3.00%
FHLB advance due Jan. 2007	—		169,862	5.65%	917,807	5.65%
Federal funds purchased	253,338	0.66%	55,069	5.99%	—

Total	$19,208,137		$13,899,030		$10,034,512

11.	Long-Term Borrowings

At December 31, 2008, the Bank had three advances, in the amount of $5,000,000 each, from the Federal Home Loan Bank (FHLB) totaling $15,000,000. The 3.66% FHLB borrowing matures November 23, 2010. Interest is payable on the 23rd day of each February, May, August, and November. On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month LIBOR based variable rate.

The 3.3575% FHLB borrowing matures December 12, 2012. Interest is payable on the 12th day of each March, June, September and December, commencing on March 12, 2008. On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month LIBOR based variable rate.

The 3.119% FHLB borrowing matures December 19, 2012. Interest is payable on the 19th day of each month. On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a one (1) month LIBOR based variable rate.

December 31,	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year-end
FHLB advance due Nov. 2010	$5,000,000	3.660%	$5,000,000	3.660%	$—		%
FHLB advance due Dec. 2012	5,000,000	3.358	5,000,000	3.358	—
FHLB advance due Dec. 2012	5,000,000	3.119	5,000,000	3.119	—
FHLB advance due July 2009	—		—		3,000,000	5.328
Senior note, fixed at 6.28%	6,531,133	6.280	—		—

Total	$21,531,133		$15,000,000		$3,000,000

Average for the Year
FHLB advance due Nov. 2010	$5,000,000	3.660%	$520,548	3.660%	$—		%
FHLB advance due Dec. 2012	5,000,000	3.358	260,274	3.358	—
FHLB advance due Dec. 2012	5,000,000	3.119	164,384	3.119	—
FHLB advance due March 2009	—	—	—		416,438	1.790
FHLB advance due July 2009	—	—	1,652,055	5.328	1,364,384	5.328
FHLB advance due Jan. 2011	—		—		2,016,438	4.800
Senior note, fixed at 6.28%	546,018	6.280	—		—

Total	$15,546,018		$2,597,261		$3,797,260

The Senior note is an obligation of Pointer Ridge.

12.	Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $15,481, $110, and $13,951, during the years ended December 31, 2008, 2007, and 2006, respectively.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000. This purchase increased Bancshares’ membership interest from 50.0% to 62.5%. Frank Lucente, a director of Bancshares and the Bank, is the President and 52% stockholder of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C. Lucente Enterprises has retained its 12.5% membership interest in Pointer Ridge. In 2008, the Bank paid Pointer Ridge $513,939 in lease payments and $0 for leasehold improvements. In 2007, the Bank paid Pointer Ridge $496,272 in lease payments and $24,005 for leasehold improvements. In 2006, the Bank paid Pointer Ridge $272,070 in lease payments and $253,761 for leasehold improvements.

12.	Related Party Transactions (Continued)

The directors, executive officers and their affiliated companies maintained deposits with the Bank of $11,026,340, $9,117,683, and $9,407,392 at December 31, 2008, 2007, and 2006, respectively.

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2008	2007	2006

Balance at beginning of year	$4,260,564	$4,756,505	$4,748,281
Additions	454,252	877,550	2,294,222
Repayments	(3,825,186)	(1,373,491)	(2,285,998)

Balance at end of year	$889,630	$4,260,564	$4,756,505

In addition to the outstanding balances, the Directors and Executive Officers or affiliated companies have $2,343,836 in unused commitments as of December 31, 2008. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

13.	Income Taxes

The components of income tax are as follows:

December 31,	2008	2007	2006

Current
Federal	$786,677	$715,134	$832,302
State	200,237	97,780	94,119

	986,914	812,914	926,421
Deferred	(47,531)	(23,861)	(78,225)

	$939,383	$789,053	$848,196

The components of deferred income taxes are as follows:

December 31,	2008	2007	2006

Provision for loan losses	$(163,697)	$(135,333)	$(130,922)
Nonaccrual interest	(22,633)	(11,174)	—
Organization costs	5,132	5,190	5,897
Director stock option expense	—	(12,141)	—
Supplemental executive retirement plan	(47,036)	(42,586)	(36,270)
Deferred loan origination costs, net	57,172	94,909	63,155
Depreciation	123,531	77,274	19,915

	$(47,531)	$(23,861)	$(78,225)

13.	Income Taxes (Continued)

The components of net deferred tax assets and liabilities are as follows:

December 31,	2008	2007	2006

Deferred tax assets
Allowance for loan losses	$762,372	$598,675	$463,342
Nonaccrual interest	33,807	11,174	—
Organization costs	—	5,132	10,322
Director stock option expense	12,141	12,141	—
Supplemental executive retirement plan	125,892	78,856	36,270
Net unrealized loss on securities available for sale	—	19,378	108,172

	934,212	725,356	618,106

Deferred tax liabilities
Deferred loan origination costs	407,305	350,133	255,224
Depreciation	336,814	213,283	136,009
Net unrealized gain on securities available for sale	255,744	—	—

	999,863	563,416	391,233

Net deferred tax asset (liability)	$(65,651)	$161,940	$226,873

The differences between the federal income tax rate of 34 percent and our effective tax rate are reconciled as follows:

December 31,	2008	2007	2006

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	4.3	2.3	2.2
Tax exempt income	(0.9)	(1.2)	(1.2)
Stock based compensation awards	1.3	2.1	1.5
Other nondeductible expenses	0.3	0.6	0.4
Bank owned life insurance	(4.1)	(4.5)	(1.9)

Effective tax rate	34.9%	33.3%	35.0%

14.	Retirement Plan

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of employee eligible compensation. Our contributions to the plan, included in employee benefit expenses, were $128,189, $122,901, and $88,621 for 2008, 2007, and 2006, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The Bank’s expenses for the SERPs were $119,245, $105,997 and $93,916 in 2008, 2007 and 2006, respectively.

15.	Capital Standards

The Federal Deposit Insurance Corporation and the Federal Reserve Board have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2008, 2007, and 2006, the capital ratios and minimum capital requirements are as follows:

			Minimum capital		To be well
(in thousands)	Actual		adequacy		capitalized
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$43,278	17.4%	$19,884	8.0%	$24,856	10.0%
Old Line Bank	$41,596	16.8%	$19,766	8.0%	$24,707	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$41,294	16.6%	$9,942	4.0%	$14,913	6.0%
Old Line Bank	$39,612	16.0%	$9,883	4.0%	$14,824	6.0%
Tier 1 capital (to average assets)
Consolidated	$41,294	14.0%	$11,767	4.0%	$14,708	5.0%
Old Line Bank	$39,612	13.5%	$11,707	4.0%	$14,634	5.0%

December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$36,248	16.3%	$17,763	8.0%	$22,203	10.0%
Old Line Bank	$32,913	15.0%	$17,583	8.0%	$21,979	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$34,661	15.6%	$8,881	4.0%	$13,322	6.0%
Old Line Bank	$31,326	14.3%	$8,791	4.0%	$13,187	6.0%
Tier 1 capital (to average assets)
Consolidated	$34,661	14.6%	$9,480	4.0%	$11,850	5.0%
Old Line Bank	$31,326	13.3%	$9,390	4.0%	$11,738	5.0%

December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$36,268	21.2%	$13,665	8.0%	$17,081	10.0%
Old Line Bank	$31,594	18.6%	$13,592	8.0%	$16,990	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$34,988	20.5%	$6,832	4.0%	$10,249	6.0%
Old Line Bank	$30,314	17.8%	$6,796	4.0%	$10,194	6.0%
Tier 1 capital (to average assets)
Consolidated	$34,988	17.5%	$8,019	4.0%	$10,023	5.0%
Old Line Bank	$30,314	15.2%	$7,980	4.0%	$9,975	5.0%
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

We lease five branch locations and one loan production office from non-related parties under lease agreements expiring through 2040. We lease our corporate headquarters and one branch location from Pointer Ridge. Each of the leases provides extension options. On January 31, 2007, the Bank executed a lease for approximately 33,000 square feet of ground area and a free-standing bank building that Old Line Bank will construct on Ivy Lane in Greenbelt, Md. We plan to move the current Greenbelt branch located on Ivy Lane to this facility and expect this lease will commence in August 2009.

The approximate future minimum lease commitments under the operating leases as of December 31, 2008, are presented below. We have eliminated 62.50% of lease commitments to Pointer Ridge in consolidation.

Year	Amount
2009	$695,968
2010	810,830
2011	825,185
2012	817,387
2013	758,211
Remaining	14,019,592

$17,927,173

Rent expense was $796,429, $671,110, and $345,636, for the years ended December 31, 2008, 2007, and 2006, respectively.

On August 25, 2006, Pointer Ridge entered into a loan agreement with an unrelated bank, in a principal amount of $6.6 million to finance the commercial office building located at 1525 Pointer Ridge Place, Bowie, Maryland. We lease approximately half of this building for our main office and operate a branch from this address. Pursuant to the terms of a guaranty between the bank and Old Line Bancshares dated August 25, 2006, Old Line Bancshares has guaranteed up to 62.50% of the loan amount plus costs incurred by the lender resulting from any acts, omissions or alleged acts or omissions.

In the normal course of business the Bank is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank’s financial statements.

17.	Fair Value of Financial Instruments

On January 1, 2008, we adopted Statement of Financing Accounting Standards No. 157, Fair Value Measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transactions costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. The Bank values investment securities classified as available for sale at fair value. The fair value hierarchy established in SFAS 157, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs.

We value investment securities classified as available for sale at fair value on a recurring basis. We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2. At December 31, 2008, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value	Level 1	Level 2	Level 3
	December 31, 2008	Inputs	Inputs	Inputs
Investment securities available for sale	$29,566	$10,898	$18,668	$—

Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value. Furthermore, we have not comprehensively revalued the fair value amounts since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the above presented amounts.

17.	Fair Value of Financial Instruments (Continued)

We use the following methodologies for estimating fair values of financial instruments that we do not measure on a recurring basis. The estimated fair values of financial instruments equal the carrying value of the instruments except as noted.

Time Deposits-The fair value of time deposits with other banks is an estimate determined by discounting future cash flows using current rates offered for deposits of similar remaining maturities.

Investment Securities-The fair values of investment securities held to maturity are based upon quoted market prices or dealer quotes.

Loans-The fair value of loans is an estimate determined by discounting future cash flows using current rates for which the Bank would make similar loans to borrowers with similar credit histories.

Interest bearing deposits-The fair value of demand deposits and savings accounts is the amount payable on demand. The fair value of fixed maturity certificates of deposit is an estimate using the rates currently offered for deposits of similar remaining maturities.

Long term borrowings-The fair value of long-term fixed rate borrowings is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

Loan Commitments, Standby and Commercial Letters of Credit-Lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair value of these items is insignificant and is not included in the following table.

	Carrying	Fair
	amount	value

December 31, 2008
Financial assets
Time deposits	$13,267,000	$13,276,560
Investment securities	37,569,367	37,800,989
Loans	231,053,618	233,640,929

Financial liabilities
Interest bearing deposits	$191,550,521	$194,267,851
Long term borrowings	21,531,133	22,314,640

December 31, 2007
Financial assets
Time deposits	$2,000,000	$2,003,325
Investment securities	11,694,947	11,690,695
Loans	201,941,667	200,202,101

Financial liabilities
Interest bearing deposits	$142,670,944	$143,517,303
Long term borrowings	15,000,000	14,980,071

December 31, 2006
Financial assets
Investment securities	$16,921,038	$16,865,321
Loans	150,417,217	147,638,509

Financial liabilities
Interest bearing deposits	$131,708,780	$132,234,852
Long term borrowings	3,000,000	3,018,219

18.	Other Operating Expenses

Other operating expenses that are significant are as follows:

Years Ended December 31,	2008	2007	2006

Advertising	$30,102	$46,797	$39,759
Audit & exam fees	67,000	54,000	54,500
Branch security costs	45,417	50,422	26,947
Broker referrals	—	27,565	51,481
Business development	96,418	78,935	81,545
Courier fees	30,435	81,067	86,975
Director fees	124,450	120,400	112,000
FDIC & State of Maryland Assessments	151,149	87,766	27,984
Organizational & legal expenses	43,944	36,734	35,149
Stationery & supplies	75,107	75,180	75,810
Other	761,268	712,633	609,153

Total	$1,425,290	$1,371,499	$1,201,303

19.	Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc. Balance Sheets

December 31,	2008	2007	2006

Assets
Cash and due from banks	$164,263	$985,479	$3,793,016
Loans	551,752	1,424,317	—
Investment in real estate LLC	1,006,686	805,971	793,714
Investment in Old Line Bank	40,004,678	31,296,637	30,142,215
Deferred income taxes	—	5,132	10,322
Other assets	9,321	189,065	110,948

	$41,736,700	$34,706,601	$34,850,215

Liabilities and Stockholders’ Equity
Accounts payable	$49,858	$75,347	$34,261

Stockholders’ equity
Preferred stock	6,703,591	—	—
Common stock	38,624	40,758	42,537
Additional paid-in capital	28,838,810	30,465,013	31,868,025
Warrants to purchase common stock	301,434
Retained earnings	5,411,772	4,155,232	3,077,313

	41,294,231	34,661,003	34,987,875
Accumulated other comprehensive income	392,611	(29,749)	(171,921)

	41,686,842	34,631,254	34,815,954

	$41,736,700	$34,706,601	$34,850,215

19.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc. Statements of Income

Years Ended December 31,	2008	2007	2006

Interest and dividend revenue
Dividend from Old Line Bank	$445,943	$505,189	$488,839
Interest on money market and certificates of deposit	5,921	128,775	142,418
Interest on loans	76,783	54,170	—

Total interest and dividend revenue	528,647	688,134	631,257

Non-interest revenue
Income (loss) on investment in real estate LLC	(4,335)	24,100	56,278
Other fees	—	5,000	—

Total non-interest revenue	(4,335)	29,100	56,278

Non-interest expense	117,381	105,057	93,963

Income before income taxes	406,931	612,177	593,572
Income tax expense (benefit)	(14,775)	41,319	35,449

	421,706	570,858	558,123

Undistributed net income of Old Line Bank	1,334,412	1,012,251	1,015,728

Net income	$1,756,118	$1,583,109	$1,573,851

19.	Parent Company Financial Information (Continued)
       Old Line Bancshares, Inc.
       Statements of Cash Flows

Years Ended December 31,	2008	2007	2006

Cash flows from operating activities
Interest and dividends received	$530,833	$683,087	$631,257
Income taxes (refund received)	(35,894)	35,894	29,591
Reimbursement received (cash paid) for operating expenses	219,457	(30,349)	(95,554)

	714,396	688,632	565,294

Cash flows from investing activities
Loans made, net of principal collected	872,565	(1,424,317)	—
Investment in bank	(7,000,000)	—	—
Return of principal from (investment in) real estate LLC	(205,050)	11,843	100,000

	(6,332,485)	(1,412,474)	100,000

Cash flows from financing activities
Proceeds from stock options exercised	16,000	32,706	26,071
Tax benefit from stock options exercised	2,777	11,887	1,008
(Costs) proceeds from stock offering	—	—	(1,891)
Proceeds from issuance of preferred stock	7,000,000	—	—
Repurchase of common stock	(1,751,655)	(1,623,098)	—
Dividends paid	(470,249)	(505,190)	(488,839)

	4,796,873	(2,083,695)	(463,651)

Net increase (decrease) in cash and cash equivalents	(821,216)	(2,807,537)	201,643

Cash and cash equivalents at beginning of year	985,479	3,793,016	3,591,373

Cash and cash equivalents at end of year	$164,263	$985,479	$3,793,016

Reconciliation of net income to net cash provided by operating activities
Net income	$1,756,118	$1,583,109	$1,573,851
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of subsidiary	(1,334,411)	(1,012,251)	(1,015,728)
Stock based compensation awards	104,541	173,714	107,258
Decrease in deferred income taxes	5,132	5,190	5,897
(Income) Loss from investment in real estate LLC	4,335	(24,100)	(56,278)
Increase (Decrease) in other liabilities	(1,063)	41,086	719
(Increase) decrease in other assets	179,744	(78,116)	(50,425)

	$714,396	$688,632	$565,294

20.	Stockholders’ Equity

Stock Options

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. As of December 31, 2008, there were 134,180 shares remaining available for future issuance under the stock option plans.

The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2008, 2007, and 2006 was $7,040, $26,432, and $29,730, respectively.

A summary of the status of the outstanding options follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of shares	exercise price	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	216,920	$9.37	182,820	$8.91	172,620	$8.60
Options granted	37,300	7.75	47,200	10.57	15,000	11.31
Options exercised	(3,600)	4.44	(8,100)	4.72	(4,800)	5.43
Options expired	(14,000)	11.09	(5,000)	11.31	—	—

Outstanding, end of year	236,620	$9.09	216,920	$9.37	182,820	$8.91

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	December 31, 2008	term in years	price	December 31, 2008	price
$3.33–$4.17	11,700	2.00	$3.44	11,700	$3.44
$4.18–$5.00	18,000	3.55	4.69	18,000	4.69
$7.65–$8.65	37,300	9.09	7.75	12,434	7.75
$8.66–$10.00	46,620	5.64	9.74	46,620	9.74
$10.01–11.31	123,000	7.31	10.43	100,200	10.41

	236,620	6.71	$9.09	188,954	$9.09

Intrinsic value of vested exercisable options where the market value exceeds the exercise price	$55,579
Intrinsic value of outstanding options where the market value exceeds the exercise price	$74,489

20.	Stockholders’ Equity (Continued)

At December 31, 2008 there was $59,328 of total unrecognized compensation cost related to nonvested stock options that we expect to realize over the next 3.5 years. The following table summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values. We used the Black-Scholes option-pricing model.

Years Ended December 31,	2008	2007	2006

Expected Dividends	2%	1%	1%
Risk-free interest rate	3.31%	4.64%	4.57%
Expected volatility	20.80%	20.2–20.4%	20.30%
Weighted-average volatility	20.79%	20.31%	20.33%
Expected life in years	7.80	6.0–7.0	6.0–6.0
Weighted average fair value of options granted	$1.94	$2.92	$3.06
Preferred stock

On December 5, 2008, Bancshares issued 7,000 shares of Fixed Rate Cumulative Preferred Stock, Series A, $1 par value (“Series A Preferred Stock”) with a liquidation preference per share equal to $1,000 and a ten year warrant to purchase up to 141,892 shares of Bancshares’ common stock, $0.01 par value per share, at an exercise price of $7.40 per share, for a total purchase price of $7 million in cash as part of the Troubled Asset Relief Program-Capital Purchase Program of the U.S. Department of Treasury (“Treasury”). Bancshares allocated the cash proceeds between the Series A Preferred Stock and the warrant to purchase common stock based on the relative estimated fair values at the date of issuance.

Dividends on the Series A Preferred Stock, will accrue and be paid quarterly at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The shares of Series A Preferred Stock have no stated maturity, do not have voting rights except in certain limited circumstances and are not subject to mandatory redemption or a sinking fund.

The terms of the Series A Preferred Stock indicate that Bancshares cannot redeem the shares during the first three years except with the proceeds from a qualifying equity offering. Thereafter, Bancshares may redeem the Series A Preferred Stock at liquidation preference plus accrued and unpaid dividends. Bancshares must provide at least 30 days and no more than 60 days notice to the holder of its intention to redeem the shares. In February 2009, legislation was signed that may result in changes in those terms.

The Series A Preferred Stock has priority over Bancshares common stock with regard to the payment of dividends and liquidation distribution. The Series A Preferred Stock qualifies as Tier 1 capital.

The agreement with the Treasury contains limitations on certain actions of Bancshares, including the payment of quarterly cash dividends on Bancshares’ common stock in excess of $0.03 per share and the repurchase of its common stock during the first three years of the agreement. Bancshares also agreed that, while the Treasury owns the Series A Preferred Stock, Bancshares’ employee benefit plans and other executive compensation arrangements for its senior executive officers must comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008. The legislation signed in February 2009, expanded the restrictions on compensation to senior executive officers of Bancshares.

During the year ended December 31, 2008, Bancshares accrued a $24,304 dividend payable on the Series A Preferred Stock and recorded $5,025 of accretion associated with the discounted value of preferred shares.

There were no preferred shares outstanding at December 31, 2007 and 2006.

21.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations
Three months ended
(Dollars in thousands except per share data)

2008	December 31,	September 30,	June 30,	March 31,

Interest revenue	$3,991	$3,937	$3,726	$3,770
Interest expense	1,543	1,460	1,366	1,541
Net interest income	2,448	2,477	2,360	2,229
Provision for loan losses	70	180	127	38
Net income available to common shareholders	352	433	497	445
Earnings per share-basic	0.09	0.11	0.13	0.11
Earnings per share-diluted	0.09	0.11	0.13	0.11

2007	December 31,	September 30,	June 30,	March 31,

Interest revenue	$3,817	$3,786	$3,523	$3,428
Interest expense	1,594	1,666	1,536	1,467
Net interest income	2,223	2,120	1,987	1,961
Provision for loan losses	112	120	30	56
Net income	519	328	408	328
Earnings per share-basic	0.13	0.08	0.10	0.08
Earnings per share-diluted	0.13	0.08	0.10	0.08

2006	December 31,	September 30,	June 30,	March 31,

Interest revenue	$3,180	$2,820	$2,643	$2,380
Interest expense	1,218	932	853	727
Net interest income	1,962	1,888	1,790	1,653
Provision for loan losses	43	26	140	130
Net income	367	417	407	383
Earnings per share-basic	0.09	0.10	0.10	0.09
Earnings per share-diluted	0.09	0.10	0.10	0.09

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
               There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.
Item 9A. Controls and Procedures
               As of the end of the period covered by this annual report on Form 10-K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2008. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
               In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
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
          Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.
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
Item 9B. Other Information
               None

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Code of Ethics
          Old Line Bancshares, Inc.’s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Senior Financial Officers is posted on Old Line Bancshares, Inc.’s internet website at www.oldlinebank.com. A copy of the Code of Conduct that applies to all of Old Line Bancshares’ and Old Line Bank’s officers, directors and employees is also available on Old Line Bancshares, Inc.’s internet website.
          The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of Old Line Bancshares, Inc.
Item 11. Executive Compensation
          The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table sets forth certain information as of December 31, 2008, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.
Equity Compensation Plan Information
December 31, 2008

Number of securities
	to be issued upon	Weighted average
	exercise of outstanding	exercise price of	Number of securities
	options,	outstanding options,	remaining available for
Plan Category	warrants and rights	warrants and rights	future issuance
Equity compensation plans approved by security holders(1)	236,620	$9.09	134,180

(1)	Includes the 1990 Stock Option Plan, as amended, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. The 1990 Stock Option Plan, as amended, and the 2001 Incentive Stock Option Plan, as amended, were approved by security holders of Old Line Bank and its predecessor, Old Line National Bank. Effective September 15, 2003, all of the then stockholders of Old Line Bank became stockholders of Old Line Bancshares, Inc. The 2004 Equity Incentive Plan was approved by security holders of Old Line Bancshares, Inc.
          The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence
          The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2009 Annual Meeting of Stockholders of Old Line Bancshares, Inc.
Item 14. Principal Accounting Fees and Services.
Audit and Non-Audit Fees
          The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2008 and 2007 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

	Years Ended
	December 31,
	2008	2007
Audit Fees (1)	$43,350	$41,600
Tax Fees (2)	6,417	5,000
All Other Fees (3)	920	263

Total	$50,687	$46,863

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that are normally provided by Rowles & Company, LLP in connection with statutory and regulatory filings or engagements.

(2)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(3)	All Other Fees in 2007 and 2008 are for review of Press Releases and in 2008 are also for discussions regarding the accounting for the preferred stock issued.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
          Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.2(1)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.3(T)	Old Line Bancshares, Inc. Articles Supplementary Fixed Rate Cumulative Preferred Stock, Series A.

3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.

4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.

4.1(T)	Form of Certificate for the Series A Preferred Stock

4.2(T)	Warrant To Purchase 141,892 Shares of Common Stock Of Old Line Bancshares, Inc.

10.1(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and James W. Cornelsen

10.2(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and James W. Cornelsen

10.3(Q)	Fifth Amendment to Executive Employment Agreement dated January 1, 2009 between Old Line Bank and James W. Cornelsen

10.3.1	Letter Agreement with James W. Cornelson pursuant to executive compensation restrictions in connection with TARP

10.4(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.4.1(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen

10.5(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.5.1(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen

10.6(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and Joseph E. Burnett

10.7(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Joseph W. Burnett

10.8(Q)	Fifth Amendment to Executive Employment Agreement dated January 1, 2009 between Old Line Bank and Joseph Burnett

10.9(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett

10.9.1(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett

10.10(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett

10.10.1(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett

10.11(A)	Employment Agreement March 31, 2003 between Old Line Bank and Christine M. Rush

10.12(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Christine M. Rush

10.13(Q)	Fifth Amendment to Executive Employment Agreement dated January 1, 2009 between Old Line Bank and Christine M. Rush

10.14(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.14.1(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Christine Rush

10.15(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.15.1(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush

10.16(B)	2001 Stock Option Plan, as amended

10.17(B)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.18(B)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

Exhibit No.	Description of Exhibits
10.19(C)	1990 Stock Option Plan, as amended

10.20(C)	Form of Incentive Stock Option Grant Letter for 1990 Stock Option Plan

10.21(C)	Form of Director Non-Qualified Stock Option Agreement for 1990 Stock Option Plan

10.22(E)	2004 Equity Incentive Plan

10.23(G)	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.23.1	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan

10.24(G)	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

10.25(D)	Lease Agreement dated April 29, 1999 between Live Oak Limited Partnership and Old Line National Bank

10.26(D)	Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank

10.27(F)	Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank

10.28(F)	Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC

10.29(H)	AIA Construction Agreement dated April 14, 2005 between Pointer Ridge Office Investment, LLC and Waverly Construction & Management Company Inc.

10.30(H)	Incentive Plan Model and Stock Option Model

10.31(I)	Deed of Lease dated as of July 28, 2005 between Baltimore Boulevard Associates Limited Partnership and Old Line Bank

10.32(M)	First Amendment to Deed of Lease dated as of February 7, 2008 by and between Baltimore Boulevard Associated Limited Partnership and Old Line Bank

10.33(N)	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

10.34(N)	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

10.35(J)	Amendment of Lease Agreement dated June 5, 2006 between Ridgley I, LLC and Old Line Bank to the lease entered into July 7, 2004.

10.36(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (1st Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.37(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (3rd Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.38(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (4th Floor 1525 Pointer Ridge Place, Bowie, Md.).

10.39(L)	Indemnity Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006.

10.40(P)	Lease Agreement dated December 29, 2006 between Old Line Bank and Eleventh Springhill Lake Associates, LLC

10.41(R)	Lease Agreement by and between Old Line Bank and AF Limited Partnership dated May 31, 2008

10.42(S)	Agreement Of Purchase And Sale Of Membership Interests by and between Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc. dated as of November 1, 2008

10.43(S)	Third Amendment To Operating Agreement For Pointer Ridge Office Investment, LLC by and between Old Line Bancshares, Inc. J. Webb, Inc., Michael M. Webb Revocable Trust, and Lucente Enterprises, Inc. dated as of November 1, 2008

10.44(S)	Assignment of Membership Interest by and between Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc. dated as of November 1, 2008

10.45(T)	Letter Agreement, dated December 5, 2008, between Old Line Bancshares, Inc. and United States Department of the Treasury, with respect to the issuance and sale of the Series A Preferred Stock and the Warrant

10.46(T)	Form of Waiver, executed by each of Messrs. James W. Cornelsen and Joseph E. Burnett and Ms. Christine M. Rush, pursuant to Old Line Banchshares’ participation in the TARP

21(A)	Subsidiaries of Registrant

23.1	Consent of Rowles & Company, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibits
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

(A)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-111587).

(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-113097).

(D)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB/A filed on April 8, 2004.

(E)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Registration Statement on Form SB2, under the Securities Act of 1933, as amended (Registration Number 333-127792) filed on August 23, 2005.

(J)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2006.

(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(L)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 9, 2006.

(M)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on February 12, 2008.

(N)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB filed on March 28, 2006.

(O)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 7, 2008.

(P)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2007.

(Q)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 27, 2009.

(R)	Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on August 12, 2008.

(S)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on November 19, 2008.

(T)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on December 5, 2008.
Note: Exhibits 10.1 through 10.24, 10.30 and 10.46 relate to management contracts or compensatory plans or arrangements.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.
Date: March 26, 2009	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Change Date for 2009
Name	Title	Date

/s/ James W. Cornelsen James W. Cornelsen	Director, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2009

/s/ Christine M. Rush Christine M. Rush	Chief Financial Officer (Principal Accounting and Financial Officer)	March 26, 2009

/s/ Charles A. Bongar, Jr. Charles A. Bongar, Jr.	Director	March 26, 2009

/s/ Craig E. Clark Craig E. Clark	Director and Chairman of the Board	March 26, 2009

/s/ John P. Davey John P. Davey	Director	March 26, 2009

/s/ Daniel W. Deming Daniel W. Deming	Director	March 26, 2009

/s/ James F. Dent James F. Dent	Director	March 26, 2009

/s/ Nancy L. Gasparovic Nancy L. Gasparovic	Director	March 26, 2009

/s/ Frank Lucente, Jr. Frank Lucente, Jr.	Director	March 26, 2009

/s/ Gail D. Manuel Gail D. Manuel	Director	March 26, 2009

/s/ John D. Mitchell John D. Mitchell	Director	March 26, 2009

/s/ Gregory S. Proctor, Sr. Gregory S. Proctor, Sr.	Director	March 26, 2009

/s/ Suhas R. Shah Suhas R. Shah	Director	March 26, 2009

/s/ John M. Suit, II John M. Suit, II	Director	March 26, 2009