Form 10-Q
period 2009-03-31
OLD LINE BANCSHARES INC
filed 2009-05-13
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
     Yes ☐    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐    No ☑
As of May 8, 2009, the registrant had 3,862,364 shares of common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008

	(Unaudited)

Assets
Cash and due from banks	$7,053,061	$8,823,170
Federal funds sold	111,267	2,140,525

Total cash and cash equivalents	7,164,328	10,963,695
Time deposits in other banks	11,638,162	13,267,000
Investment securities available for sale	30,869,489	29,565,976
Investment securities held to maturity	7,630,994	8,003,391
Loans, less allowance for loan losses	246,841,748	231,053,618
Restricted equity securities at cost	2,765,650	2,126,550
Premises and equipment	12,258,128	12,388,046
Accrued interest receivable	1,126,374	1,091,560
Prepaid income taxes	—	35,649
Bank owned life insurance	8,177,510	8,096,039
Other assets	2,505,564	1,139,101

Total assets	$330,977,947	$317,730,625

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$36,403,344	$39,880,119
Interest-bearing	203,851,047	191,550,521

Total deposits	240,254,391	231,430,640
Short-term borrowings	24,661,925	17,773,934
Long-term borrowings	21,510,918	21,531,133
Accrued interest payable	588,637	625,446
Income tax payable	177,349	—
Deferred income taxes	66,614	65,651
Other liabilities	912,397	4,012,968

Total liabilities	288,172,231	275,439,772

Stockholders’ equity
Preferred stock, par value $0.01 per share and additional paid in capital; 7,000 shares issued and outstanding	6,718,662	6,703,591
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 3,862,364 in 2009 and 2008	38,624	38,624
Additional paid-in capital	28,909,419	28,838,810
Warrants to purchase 141,892 shares of common stock	301,434	301,434
Retained earnings	5,705,656	5,411,772
Accumulated other comprehensive income	428,629	392,611

Total Old Line Bancshares, Inc. stockholders’ equity	42,102,424	41,686,842
Noncontrolling interest	703,292	604,011

Total equity	42,805,716	42,290,853

Total liabilities and equity	$330,977,947	$317,730,625

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31,	2009	2008

Interest revenue
Loans, including fees	$3,601,883	$3,503,684
U.S. Treasury securities	4,856	22,487
U.S. government agency securities	102,921	25,532
Mortgage backed securities	267,921	18,059
Municipal securities	22,999	24,917
Federal funds sold	435	126,378
Other	100,933	49,385

Total interest revenue	4,101,948	3,770,442

Interest expense
Deposits	1,189,384	1,334,837
Borrowed funds	260,311	206,072

Total interest expense	1,449,695	1,540,909

Net interest income	2,652,253	2,229,533

Provision for loan losses	300,000	38,400

Net interest income after provision for loan losses	2,352,253	2,191,133

Non-interest revenue
Service charges on deposit accounts	79,089	72,952
Earnings on bank owned life insurance	93,461	91,603
Income on investment in real estate LLC	—	12,896
Other fees and commissions	431,050	54,987

Total non-interest revenue	603,600	232,438

Non-interest expense
Salaries	837,057	734,931
Employee benefits	302,424	269,453
Occupancy	232,181	279,922
Equipment	79,878	70,475
Data processing	75,337	61,252
Other operating	535,253	329,277

Total non-interest expense	2,062,130	1,745,310

Income before income taxes	893,723	678,261

Income taxes	282,115	233,428

Net income	611,608	444,833

Less: Net income attributable to the noncontrolling interest	99,281	—

Net income attributable to Old Line Bancshares, Inc.	512,327	444,833

Preferred stock dividends and discount accretion	102,572	—

Net income available to common shareholders	$409,755	$444,833

Basic earnings per common share	$0.11	$0.11
Diluted earnings per common share	$0.11	$0.11
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2009
(Unaudited)

	Preferred					Accumulated
	Stock			Additional		other
	&	Common stock		paid-in	Retained	comprehensive	Comprehensive	Noncontrolling
	Warrants	Shares	Par value	capital	earnings	income	income	Interest

Balance, December 31, 2008	7,005,025	3,862,364	$38,624	$28,838,810	$5,411,772	$392,611	$—	$604,011
Net income		—	—	—	512,327	—	512,327
Unrealized gain on securities available for sale, net of income taxes of $23,461		—	—	—	—	36,018	36,018

Comprehensive income							$548,345	99,281

Stock based compensation awards		—	—	70,609	—	—
Common stock cash dividend $0.03 per share		—	—	—	(115,871)	—

Preferred stock dividend and accretion	15,071	—	—	—	(102,572)	—

Balance, March 31, 2009	$7,020,096	3,862,364	$38,624	$28,909,419	$5,705,656	$428,629		$703,292

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2009	2008

Cash flows from operating activities
Interest received	$4,022,418	$3,653,997
Fees and commissions received	522,129	137,262
Interest paid	(1,486,504)	(1,656,524)
Cash paid to suppliers and employees	(6,316,141)	(1,560,139)
Income taxes paid	(92,578)	(402,307)

	(3,350,676)	172,289

Cash flows from investing activities
Net decrease of time deposits in other banks	1,628,838	—
Purchase of investment securities
Held to maturity	—	(7,241,731)
Available for sale	(3,103,269)	(2,000,000)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	374,057	—
Available for sale at maturity or call	1,840,790	5,467,425
Loans made, net of principal collected	(16,026,628)	(1,257,882)
Purchase of equity securities	(639,100)	(46,300)
Investment in real estate LLC	—	(100)
Purchase of premises, equipment and software	(30,979)	(375,337)

	(15,956,291)	(5,453,925)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	8,894,793	7,064,240
Other deposits	(71,042)	1,895,418
Net increase in short-term borrowings	6,887,991	5,489,748
(Decrease) increase in long-term borrowings	(20,215)	—
Repurchase of common stock	—	(1,385,554)
Cash dividends paid-preferred stock	(68,056)	—
Cash dividends paid-common stock	(115,871)	(121,420)

	15,507,600	12,942,432

Net increase (decrease) in cash and cash equivalents	(3,799,367)	7,660,796

Cash and cash equivalents at beginning of year	10,963,695	12,994,168

Cash and cash equivalents at end of year	$7,164,328	$20,654,964

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Three Months Ended March 31,	2009	2008

Reconciliation of net income to net cash provided by operating activities
Net income	$512,327	$444,833

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	167,177	97,644
Provision for loan losses	300,000	38,400
Change in deferred loan fees net of costs	(61,502)	(60,118)
Amortization of premiums and discounts	16,786	890
Deferred income taxes	(23,461)	(9,069)
Stock based compensation awards	70,609	44,879
(Income) loss from investment in real estate LLC	—	(12,896)
Increase (decrease) in
Accrued interest payable	(36,809)	(115,615)
Other liabilities	(2,835,723)	(3,925)
Decrease (increase) in
Accrued interest receivable	(34,814)	(57,217)
Bank owned life insurance	(81,471)	(82,180)
Other assets	(1,343,795)	(113,337)

	$(3,350,676)	$172,289

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business-Old Line Bancshares, Inc. (Old Line Bancshares) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank. We provide a full range of banking services to customers located in Prince George’s, Charles, Anne Arundel, and St. Mary’s counties in Maryland and surrounding areas.

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

Basis of Presentation and Consolidation-The accompanying consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its majority owned membership interest in Pointer Ridge. We have eliminated all significant intercompany transactions and balances.

We report the noncontrolling interests in Pointer Ridge in the consolidated balance sheet. We reported the income of Pointer Ridge attributable to Old Line Bancshares from the date of our acquisition of majority interest separately on the consolidated statement of income.

The foregoing consolidated financial statements are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2008 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2008. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

The accounting and reporting policies of Old Line Bancshares conform to accounting principles generally accepted in the United States of America.
2.	INVESTMENT SECURITIES

As Old Line Bank purchases securities, management determines if we should classify the securities as held to maturity, available for sale or trading. We record the securities which management has the intent and ability to hold to maturity at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. We classify securities which we may sell before maturity as available for sale and carry these securities at fair value with unrealized gains and losses included in stockholders’ equity on an after tax basis. Management has not identified any investment securities as trading.

We record gains and losses on the sale of securities on the trade date and determine these gains or losses using the specific identification method. We amortize premiums and accrete discounts using the interest method.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
3.	POINTER RIDGE OFFICE INVESTMENT, LLC

On January 1, 2009, we adopted SFAS No. 160 (revised 2007), Noncontrolling Interests in Consolidated Financial Statements. On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge. The effective date of the purchase was November 1, 2008. As a result of this purchase, we own 62.5% of Pointer Ridge and consolidated their results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

	March 31,	December 31,
Balance Sheets	2009	2008
Current assets	$868,226	$540,105
Non-current assets	7,570,466	7,619,352
Liabilities	6,563,245	6,548,760
Equity	$1,875,447	$1,610,697

	Three Months Ended
	March 31,
	2009	2008

Statements of Income
Revenue	$535,155	$249,122
Expenses	270,405	240,701

Net income	$264,750	$8,421

4.	INCOME TAXES

The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We allocate tax expense and tax benefits to the Bank and Old Line Bancshares based on their proportional share of taxable income.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
5.	EARNINGS PER SHARE

Effective January 1, 2009, we adopted the Financial Accounting Standards Board Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities. FSP EITF 03-6-1 provides that unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We have determined that our outstanding non-vested stock awards are not participating securities. We determine basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive effect to the stock dividends.

We calculate diluted earnings per share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended
	March 31,
	2009	2008

Weighted average number of shares	3,862,364	4,034,126
Dilutive average number of shares	—	3,121
6.	STOCK-BASED COMPENSATION

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. In the first quarter of 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. Statement 123R requires companies to recognize compensation expense related to stock-based compensation awards in their income statements over the period during which an individual is required to provide service in exchange for such award. For the three months ended March 31, 2009 and 2008, we recorded stock-based compensation expense of $70,609 and $44,879, respectively.

Under SFAS 123R, a company may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). For the three months ended March 31, 2009, we recognized an $8,298 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options. There were no non-qualified options included in the expense calculation during the three months ended March 31, 2008.

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have issued grants with options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. At March 31, 2009, there was $63,157 of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next 3.5 years. As of March 31, 2009, there were 71,530 shares remaining available for future issuance under the stock option plans. Directors and officers did not exercise any options during the three month period ended March 31, 2009 or 2008.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
6.	STOCK-BASED COMPENSATION (Continued)

A summary of the stock option activity during the three month period follows:

	March 31,
	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	236,620	$9.09	216,920	$9.37
Options granted	62,650	6.30	37,300	7.75
Options forfeited	—	—	(10,000)	11.00

Outstanding, end of period	299,270	$8.50	244,220	$9.06

Information related to options as of March 31, 2009 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	March 31, 2009	term	price	March 31, 2009	price

$3.33-$4.80	19,800	2.16	$3.83	19,800	$3.83
$4.81-$6.50	72,550	8.99	6.12	38,784	5.95
$6.51-$8.00	37,300	8.84	7.75	24,867	7.75
$8.01-$10.50	159,620	6.51	10.20	153,220	10.20
$10.51-11.31	10,000	8.11	10.85	2,000	10.85

	299,270	7.17	$8.50	238,671	$8.73

Intrinsic value of outstanding options where the market value exceeds the exercise price		$98,316
Intrinsic value of exercisable options where the market value exceeds the exercise price		$50,530

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
7.	RETIREMENT PLAN

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of employee eligible compensation. Our contributions to the plan, included in employee benefit expenses, for the three months ended March 31, 2009 and 2008 were $31,376 and $32,114, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the three month periods ended March 31, 2009 and 2008 were $31,358 and $29,811, respectively.
8.	ASSETS MEASURED AT FAIR VALUE ON A CONTINUING BASIS

On January 1, 2008, we adopted Statement of Financing Accounting Standards No. 157, Fair Value Measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. The Bank values investment securities classified as available for sale at fair value. The fair value hierarchy established in SFAS 157, defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs.

We value investment securities classified as available for sale at fair value on a recurring basis. We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2. At March 31, 2009, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value	Level 1	Level 2	Level 3
	March 31, 2009	Inputs	Inputs	Inputs
Investment securities available for sale	$30,869	$9,866	$21,003	$—

Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes our methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value. Furthermore, we have not comprehensively revalued the fair value amounts since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the above presented amounts. There were no gains or losses (realized and unrealized) included in earnings for the quarter ended March 31, 2009.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
9.	RECENT ACCOUNTING STANDARDS

The following are recent accounting pronouncements approved by the Financial Accounting Standards Board (FASB). These Statements will not have any material impact on the financial statements of Old Line Bancshares or the Bank.

In December 2007, the FASB issued SFAS No. 160 (revised 2007), Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of the company’s first fiscal year after December 15, 2008. On January 1, 2009, we adopted SFAS 160 and it affected the way we reported the noncontrolling interest in Pointer Ridge, but it did not have a material impact on our consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs. Additionally, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. The provisions of this standard were effective beginning January 1, 2009. SFAS No. 141(R) did not have a material impact on our consolidated results of operations or financial position.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financing reporting. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 did not have a material impact on our consolidated results of operations or financial position.
Financial Accounting Standards Board Staff Positions and Interpretations

FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 became effective on January 1, 2009. As outlined in Note 5-Earnings Per Share, we adopted EITF 03-06-1 and it did not have any impact on our consolidated results of operations or financial position.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
FSP SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly affirms that the objective of fair value when the market for an asset is not active is the price that we would receive to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 also requires an entity to base its conclusion on whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements. FSP SFAS 157-4 becomes effective for interim and annual reporting periods ending after June 15, 2009. We do not expect that it will have a material impact on our consolidated results of operations or financial position.

FSP SFAS 115-2 and SFAS 124-2 Recognition and Presentation of Other-Than Temporary Impairments (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert that it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely that it will not have to sell the security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 become effective for interim and annual reporting periods ended after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect that FSP SFAS 115-2 and SFAS 124-2 will have a material impact on our consolidated results of operations or financial position.

FSP SFAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments to interim financial information and amends APB Opinion No. 28. Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in our interim financial statements beginning with the second quarter of 2009.

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
Overview
          Old Line Bancshares was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.
          Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $1.2 million investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge). We own 62.5% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants. We lease approximately 50% of this building for our main office and operate a branch of Old Line Bank from this address.
Summary of Recent Performance and Other Activities
          During one of the most challenging economic periods in the last thirty years, we are pleased to report continued profitability for the first quarter of 2009. Net income available to common shareholders declined $35,078 or 7.89% to $409,755 for the three month period ending March 31, 2009 and there was no change to earnings of $0.11 per basic and diluted common share.
          During the first three months of 2009 the following events occurred.
•	We maintained asset quality with total non-performing assets of $1.5 million (0.45% of total assets) and no other loans past due more than 30 days at quarter end.

•	We increased the provision for loan losses by $261,600 from $38,400 to $300,000.

•	The loan portfolio grew $15.7 million or 6.79%.

•	Total deposits grew $8.9 million or 3.85%.

•	We maintained liquidity and by all regulatory measures remained “well capitalized”.

•	We recognized a non-recurring increase in earnings on our investment in Pointer Ridge of approximately $153,000 during the quarter.
          We believe that it was an accomplishment to increase earnings, grow the loan portfolio and maintain credit quality despite the turbulence in the financial markets, the continued weak economic environment and the uncertainties faced by our industry.

          The following summarizes the highlights of our financial performance for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)
	2009	2008	$ Change	% Change

Net income available to common shareholders	$410	$445	$(35)	(7.87)%
Interest revenue	4,102	3,770	332	8.81
Interest expense	1,450	1,541	(91)	(5.91)
Net interest income after provision for loan losses	2,352	2,191	161	7.35
Non-interest revenue	604	232	372	160.34
Non-interest expense	2,062	1,745	317	18.17
Average total loans	239,957	204,787	35,170	17.17
Average interest earning assets	292,632	234,486	58,146	24.80
Average total interest-bearing deposits	200,636	148,424	52,212	35.18
Average noninterest-bearing deposits	36,388	35,307	1,081	3.06
Net interest margin (1)	3.70%	3.84%
Return on average equity	5.00%	5.13%
Basic earnings per common share	$0.11	$0.11	$—	—
Diluted earnings per common share	0.11	0.11	—	—

(1)	See “Reconciliation of Non-GAAP Measures”
Growth Strategy
          We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.
          We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network. We plan to expand in Prince George’s County, Maryland and may expand in Charles County and Anne Arundel County as well as into contiguous northern and western counties, such as Montgomery County and Howard County, Maryland.
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

          In July 2007, we identified a site for a second branch location in Bowie, Maryland. Currently, the landlord is preparing a pad site. Assuming the landlord completes the preparation of the pad site and meets all of the conditions of the lease, we plan to lease the pad site and construct a branch. The pad site is located in the Fairwood Office Park in Bowie, Maryland. We anticipate we will open this branch during the 3rd quarter of 2009.
          As previously reported, in December 2008, we increased our ownership in Pointer Ridge Office Investment, LLC from 50.0% to 62.5%. As a result, we now consolidate their results of operations and financial performance. This consolidation caused an approximately $405,000 increase in non-interest revenue, a $102,000 increase in interest expense, an $81,000 reduction in occupancy expense, a $119,000 increase in non-interest expense and an approximately $165,000 increase in pre-tax earnings.
          Although the current economic climate presents significant challenges to our industry, we anticipate the bank will experience loan and deposit growth during the remainder of 2009 and beyond. We do expect that the current economic climate will cause a slower rate of loan growth in the future than we have historically experienced. We anticipate that after establishment of the Bowie and Crofton branches outlined above that we will slow down the rate of branch expansion, although should we identify new branch locations that will support our long term growth plans we may open additional branches.
          Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase during 2009. We anticipate that, over time, income generated from the branches will offset any increase in expenses. We also expect that for the remainder of 2009 Pointer Ridge will operate at a slight loss.
          Other Opportunities
          We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, Internet banking with on-line account access and bill payer service. In 2007, we began offering selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us. This service has modestly increased equipment cost, reduced courier fees, and positively impacted deposit growth.
          In order to support our growth, provide improved management information capabilities and enhance the products and services we deliver to our customers, during the 1st quarter of 2009, we began enhancing our core data processing systems. We completed this process in April 2009. We anticipate that this new system will cause data processing costs to moderately increase. We will continue to evaluate cost effective ways that technology can enhance our management, products and services.
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
Three months ended March 31, 2009 compared to three months ended March 31, 2008
          Net interest income after provision for loan losses for the three months ended March 31, 2009 increased $161,120 or 7.35% to $2.4 million from $2.2 million for the same period in 2008
          Interest revenue increased from $3.8 million for the three months ended March 31, 2008 to $4.1 million for the same period in 2009. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest-bearing liabilities. A decline in the interest rates on these interest earning assets partially offset the growth. The decline in rates was a result of the Federal Reserve decreasing the federal funds rate from 4.25% in the first quarter of 2008 to 0.25% in the first quarter of 2009. The increase in interest earning assets was primarily caused by a $35.2 million increase in average total loans. In order to fund this loan growth, we deployed funds from lower yielding federal funds sold. The growth in average total loans was attributable to a $1.1 million increase in our legal lending limit that occurred as a result of the issuance of the $7 million of Series A Preferred Stock to the U.S. Treasury in December 2008, because of the business development efforts of the entire Old Line Bank lending team and directors, and the expansion of our branch network. We believe that the expansion of our branch network provides us with increased name recognition and new opportunities that contributed to our growth. During the fourth quarter of 2008, we also transferred balances from lower yielding federal funds into higher yielding investment securities. This transfer also improved interest income.
          Interest expense for all interest-bearing liabilities decreased $91,214 or 5.92% to $1.4 million for the three months ended March 31, 2009. This was primarily attributable to a 121 basis point decrease in the cost of interest-bearing deposits. This decrease was partially offset by a 10 basis point increase in the cost of borrowed funds. The decrease in the interest rate on interest-bearing deposits was a result of the decrease in the Federal Reserve interest rate previously discussed. The consolidation of Pointer Ridge’s assets, liabilities and equity caused a 10 basis point increase in the cost of borrowed funds. The decrease in the cost of interest-bearing liabilities was partially offset by a $59.9 million increase in average total interest-bearing liabilities. As a result of these items, our net interest margin was 3.70% for the three months ended March 31, 2009, as compared to 3.84% for the three months ended March 31, 2008.

     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended March 31, 2009 and 2008, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.
Average Balances, Interest and Yields

	2009			2008

	Average			Average
Three Months Ended March 31,	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$415,599	$436	0.43%	$16,712,451	$129,193	3.10%
Time deposits in other banks	14,081,697	87,668	2.52	2,000,000	20,266	4.06
Investment securities(1)(2)
U.S. Treasury	499,956	5,142	4.17	2,769,346	23,783	3.44
U.S. government agency	10,510,365	108,854	4.20	3,065,740	27,004	3.53
Mortgage backed securities	23,921,423	267,921	4.54	1,675,894	18,059	4.32
Municipal securities	2,725,547	33,709	5.02	3,005,390	36,248	4.84
Other	2,578,398	13,267	2.09	2,080,657	30,041	5.79

Total investment securities	40,235,689	428,893	4.32	12,597,027	135,135	4.30

Loans: (3)
Commercial	71,891,993	1,062,649	5.99	55,896,847	1,053,762	7.56
Mortgage	152,503,483	2,331,221	6.20	130,781,054	2,210,937	6.78
Consumer	15,561,072	208,013	5.42	18,109,472	238,985	5.29

Total loans	239,956,548	3,601,883	6.09	204,787,373	3,503,684	6.86
Allowance for loan losses	2,057,751	—	—	1,610,509	—

Total loans, net of allowance	237,898,797	3,601,883	6.14	203,176,864	3,503,684	6.92

Total interest earning assets(1)	292,631,782	4,118,880	5.71	234,486,342	3,788,278	6.48

Non-interest bearing cash	6,267,452			3,844,427
Premises and equipment	12,324,862			4,195,720
Other assets	10,492,299			10,775,269

Total assets	$321,716,395			$253,301,758

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$5,948,272	5,617	0.38	$6,245,038	11,561	0.74
Money market and NOW	31,429,957	31,708	0.41	34,283,999	111,404	1.30
Other time deposits	163,257,626	1,152,059	2.86	107,894,604	1,211,872	4.51

Total interest-bearing deposits	200,635,855	1,189,384	2.40	148,423,641	1,334,837	3.61
Borrowed funds	40,925,627	260,311	2.58	33,306,846	206,072	2.48

Total interest-bearing liabilities	241,561,482	1,449,695	2.43	181,730,487	1,540,909	3.40

Noninterest-bearing deposits	36,388,123			35,307,109

	277,949,605			217,037,596
Other liabilities	1,534,543			1,479,612
Noncontrolling interest	669,272			—
Stockholders’ equity	41,562,975			34,784,550

Total liabilities and stockholders’ equity	$321,716,395			$253,301,758

Net interest spread(1)			3.28			3.08

Net interest income and Net interest margin(1)		$2,669,185	3.70%		$2,247,369	3.84%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these investments. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Average non-accruing loans for the three month periods ended March 31, 2009 and 2008 were $1,000,461 and $1,061,145, respectively.

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.
Rate/Volume Variance Analysis

	Three months Ended March 31,
	2009 compared to 2008
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(128,757)	$(100,695)	$(28,062)
Time deposits in other banks	67,402	(35,430)	102,832
Investment Securities(1)
U.S. Treasury	(18,641)	10,168	(28,809)
U.S. government agency	81,850	19,627	62,223
Mortgage backed securities	249,862	3,828	246,034
Municipal securities	(2,539)	2,549	(5,088)
Other	(16,774)	(28,373)	11,599
Loans:
Commercial	8,887	(438,316)	447,203
Mortgage	120,284	(410,173)	530,457
Consumer	(30,972)	14,607	(45,579)

Total interest revenue (1)	330,602	(962,208)	1,292,810

Interest-bearing liabilities
Savings	(5,944)	(5,804)	(140)
Money market and NOW	(79,696)	(77,381)	(2,315)
Other time deposits	(59,813)	(957,641)	897,828
Borrowed funds	54,239	22,329	31,910

Total interest expense	(91,214)	(1,018,497)	927,283

Net interest income(1)	$421,816	$56,289	$365,527

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

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
          The provision for loan losses was $300,000 for the three months ended March 31, 2009, as compared to $38,400 for the three months ended March 31, 2008, an increase of $261,600 or 681.25%. After completing the analysis outlined below, during the three month period ended March 31, 2009, we increased the provision for loan losses primarily because there was a 6.83% growth in the loan portfolio from December 31, 2008 to March 31, 2009, and there remains significant weakness in the economic environment in which we operate. Although we have not experienced any substantive change in the quality of the loans in the portfolio, during the period we placed one additional loan in the amount of $699,856 in non-accrual status. At quarter end, we had two non-performing loans and no other loans past due more than 30 days. We believe that most of our clients, even those that directly or indirectly serve the real estate industry, remain financially strong. However, as the real estate industry continues to encounter weakness and we remain in a recession, we believe that it is prudent to continue to increase our provision for loan losses.
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
          We determine loss ratios for installment and other consumer loans (other than boat loans), boat loans and mortgage loans (commercial real estate, residential real estate and real estate construction) based upon a review of prior 18 months delinquency trends for the category, the three year loss ratio for the category, peer group loss ratios, probability of loss factors and industry standards.

          With respect to commercial loans, management assigns a risk rating of one through eight to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of eight having the greatest amount of risk. For commercial loans of less than $250,000, we may review the risk rating annually based on, among other things, the borrower’s financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower’s industry; and payment history. We review the risk rating for all commercial loans in excess of $250,000 at least annually. We evaluate loans with a risk rating of five or greater separately and allocate a portion of the allowance for loan losses based upon the evaluation. For loans with risk ratings between one and four, we determine loss ratios based upon a review of prior 18 months delinquency trends, the three year loss ratio, peer group loss ratios, probability of loss factors and industry standards.
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
          We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118. At March 31, 2009, we had two non-accrual loans totaling $1.5 million. As outlined in previous reports, we do not consider the first non-accrual loan in the amount of $839,875 as impaired. For approximately one year, the borrower has made payments on the principal balance and the value of the collateral is sufficient to provide repayment. Therefore, we have not allocated any portion of the allowance for loan losses to this loan. The borrower on the second facility has declared bankruptcy. We are currently in the process of determining the value of the property securing this loan and in negotiations with the borrower regarding reaffirmation of the debt. We have determined this loan is impaired. We have allocated $175,000 of the allowance for loan losses to this loan. We have no other loans past due 30 days or more. We also do not have any substantive loans comprised of sub-prime mortgages.
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
          The allowance for loan losses represents 0.92% of gross loans at March 31, 2009 and 0.85% at December 31, 2008. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

          The following table provides an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Three Months Ended		Year Ended
	March 31,		December 31,
	2009	2008	2008

Balance, beginning of period	$1,983,751	$1,586,737	$1,586,737
Provision for loan losses	300,000	38,400	415,000

Chargeoffs:
Commercial	—	—	—
Consumer	—	—	(18,440)

Total chargeoffs	—	—	(18,440)
Recoveries:
Consumer	—	159	454

Total recoveries	—	159	454

Net (chargeoffs) recoveries	—	159	(17,986)

Balance, end of period	$2,283,751	$1,625,296	$1,983,751

Ratio of allowance for loan losses to:
Total loans	0.92%	0.79%	0.85%
Non-accrual loans	148.32%	155.71%	233.20%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.000%	0.000%	0.008%
          The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

	March 31,				December 31,
	2009		2008		2008
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category

Consumer & others	$8,273	0.40%	$10,563	0.40%	$13,391	0.02%
Boat	99,820	5.65	101,557	8.09	94,910	6.70
Mortgage	1,734,420	63.56	1,108,791	63.86	1,348,850	63.21
Commercial	441,238	30.39	404,385	27.65	526,600	30.07

Total	$2,283,751	100.00%	$1,625,296	100.00%	$1,983,751	100.00%

          Non-interest Revenue
          Three months ended March 31, 2009 compared to three months ended March 31, 2008
          Non-interest revenue totaled $603,600 for the three months ended March 31, 2009, an increase of $371,162 or 159.68% from the 2008 amount of $232,438. As previously outlined, in November 2008, we increased our ownership interest in Pointer Ridge from 50.0% to 62.5% and consolidated their results of operations from the date of acquisition. Prior to that time, we recorded our income from our investment in Pointer Ridge in other income. Non-interest revenue for the three months ended March 31, 2009 and March 31, 2008 also included fee income from service charges on deposit accounts and earnings on bank owned life insurance.
The following table outlines the changes in non-interest revenue for the three month periods.

	March 31,	March 31,
	2009	2008	$ Change	% Change
Service charges on deposit accounts	$79,089	$72,952	$6,137	8.41%
Earnings on bank owned life insurance	93,461	91,603	1,858	2.03
Income (loss) on investment in real estate LLC	—	12,896	(12,896)	(100.00)
Pointer Ridge rent and other revenue	405,477	—	405,477	100.00
Other fees and commissions	25,573	54,987	(29,414)	(53.49)

Total non-interest revenue	$603,600	$232,438	$371,162	159.68%

          During the 1st quarter of 2009, Pointer Ridge received a one-time lease termination fee in the amount of approximately $300,000. This amount plus Pointer Ridge’s monthly rental income increased our non-interest revenue $405,477. Service charges on deposit accounts increased due to increases in the number of customers and the services they used. Earnings on bank owned life insurance increased primarily because the rate earned on the investment increased. Other fees and commissions decreased $29,414 primarily because of a decrease in other loan fees that was caused primarily from a decline in construction related settlements.
          Non-interest Expense
          Three months ended March 31, 2009 compared to three months ended March 31, 2008
          Non-interest expense increased 18.15% or $316,820 for the three months ended March 31, 2009. The following chart outlines the changes in non-interest expenses for the period. As previously outlined, in November 2008, we increased our ownership interest in Pointer Ridge from 50.0% to 62.5% and consolidated their results of operations from the date of acquisition.

	March 31	March 31,
	2009	2008	$ Change	% Change
Salaries	$837,057	$734,931	$102,126	13.90%
Employee benefits	302,424	269,453	32,971	12.24
Occupancy	232,181	279,922	(47,741)	(17.06)
Equipment	79,878	70,475	9,403	13.34
Data processing	75,337	61,252	14,085	23.00
Pointer Ridge other operating	119,065	—	119,065	100.00
Other operating	416,188	329,277	86,911	26.39

Total non-interest expenses	$2,062,130	$1,745,310	$316,820	18.15%

          Salaries and benefits increased primarily because we opened the College Park branch in February 2008 and the Annapolis branch in September 2008, the increase in stock option expense for options granted in the first quarter and an increase in health care costs. The opening of these branches and annual rental increases increased occupancy and equipment expenses. As a result of the consolidation of Pointer Ridge, these increases were offset by the elimination of $129,678 of rental expenses paid to Pointer Ridge. Data processing costs increased because of our new locations and new services provided by our data processor. Other operating expenses increased primarily because of increased FDIC and Maryland State insurance assessments, higher ATM and Visa Debit costs, increased stationery and supplies and increased travel expenses.
          Income Taxes
          Three months ended March 31, 2009 compared to three months ended March 31, 2008
          Income tax expense was $282,115 (31.57% of pre-tax income) for the three months ended March 31, 2009 as compared to $233,428 (34.42% of pre-tax income) for the same period in 2008. The decrease in the effective tax rate is primarily due to the consolidation of net income attributable to the noncontrolling interest and the $8,298 tax benefit recognized from the issuance of non-qualified stock options in 2009.
          Net Income Available to Common Shareholders
          Three months ended March 31, 2009 compared to three months ended March 31, 2008
          Net income attributable to Old Line Bancshares was $512,327 for the three months ended March 31, 2009 compared to $444, 833 for the three month period ended March 31, 2008. Net income available to common shareholders was $409,755 or $0.11 per basic and diluted common share for the three month period ending March 31, 2009 compared to net income available to common shareholders of $444,833 or $0.11 per basic and diluted common share for the same period in 2008. The increase in net income attributable to Old Line Bancshares for the 2009 period was primarily the result of a $161,120 increase in net interest income after provision for loan losses and a $371,162 increase in non-interest revenue compared to the same period in 2008. These items were offset by a $316,820 increase in non-interest expense, a $48,687 increase in income taxes, and the elimination of the $99,281 noncontrolling interest compared to the same period in 2008. The decrease in net income available to common shareholders for the 2009 period was primarily due to the $102,572 preferred stock dividend payable to the U.S. Treasury during the period for its $7 million investment in the preferred stock. This preferred stock was not issued as of March 31, 2008. Earnings per common share remained comparable for the period on a basic and diluted basis because of marginally lower earnings in 2009 and because the average number of common shares decreased by 171,762 common shares from 4,034,126 for the three months ended March 31, 2008 to 3,862,364 for the same period in 2009. This occurred because we repurchased 217,085 shares of common stock during 2008.
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

          The investment securities at March 31, 2009 amounted to $38.5 million, an increase of $931,116 million, or 2.48%, from the December 31, 2008 amount of $37.6 million. Available for sale investment securities increased to $30.9 million at March 31, 2009 from $29.6 million at December 31, 2008. The increase in the available for sale investment securities occurred because we deployed federal funds into higher yielding investment securities. Held to maturity securities at March 31, 2009 decreased to $7.6 million from the $8.0 million balance on December 31, 2008 because securities matured or were called during the period. The fair value of available for sale securities included net unrealized gains of $707,835 at March 31, 2009 (reflected as unrealized gains of $428,629 in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $648,356 ($392,611 net of taxes) as of December 31, 2008. In general, the increase in fair value was a result of maturities, decreasing market rates and changes in investment ratings. As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
          Loan Portfolio
          Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
          The loan portfolio, net of allowance, unearned fees and origination costs, increased $15.7 million or 6.79% to $246.8 million at March 31, 2009 from $231.1 million at December 31, 2008. Commercial business loans increased by $5.6 million (8.00%), commercial real estate loans increased by $12.7 million (11.46%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $749,000 (5.84%), real estate construction loans (primarily commercial real estate construction) decreased by $2.4 million (10.26%) and consumer loans decreased by $585,000 (3.74%) from their respective balances at December 31, 2008.
          During the first three months of 2009, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period. In spite of these payoffs, we experienced a 6.79% growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2009 and continue to grow the loan portfolio. However, continued deterioration in the economic climate may cause slower loan growth.
          The following table outlines those construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

	3/31/09		12/31/08
	# of		# of
	Borrowers	(000’s)	Borrowers	(000’s)
Loans with interest paid from loan advances:
Hotels	3	$12,627	3	$8,563
Owner occupied		—	1	2,882
Single family acquisition & development	5	6,133	5	5,889

	8	$18,760	9	$17,334

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

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	March 31		December 31,
	2009		2008

Real Estate
Commercial	$123,458	49.64%	$110,826	47.63%
Construction	21,039	8.46	23,422	10.07
Residential	13,569	5.46	12,820	5.51
Commercial	75,575	30.39	69,961	30.07
Consumer	15,053	6.05	15,638	6.72

	248,694	100.00%	232,667	100.00%

Allowance for loan losses	(2,284)		(1,983)
Deferred loan costs, net	431		370

	$246,841		$231,054

          Asset Quality
          Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management generally classifies loans as non-accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received. At March 31, 2009, we had two loans totaling $1.5 million that were 90 days past due and were classified as non-accrual compared to one loan in the amount of $850,675 at December 31, 2008.
          As previously reported, in March 2009, the borrower on an approximately $700,000 residential real estate mortgage filed bankruptcy. We are currently in the process of determining the value of the property that secured this loan and are in negotiations with the borrower regarding reaffirmation of the debt. We have determined the loan is impaired and have allocated $175,000 of the allowance for loan losses for this loan. The borrower on the second loan in the amount of $839,875 at March 31, 2009 filed for bankruptcy protection in November, 2007 under Chapter 11 of the United States Bankruptcy Code. In February 2009, the borrower exited bankruptcy. A commercial real estate property secures this loan. The loan to value at inception of this loan was 80%. During the first quarter of 2008, the borrower began remitting payments and advised us that the borrower planned to make all past due interest and principal current prior to March 31, 2009. Through October 2008, the borrower remitted regular payments plus a portion of the arrearage. In November 2008, the borrower requested a revision to this repayment schedule with full repayment of all past due amounts to occur by May 2010. We expect to receive payment in full on this loan. Therefore, we do not consider it impaired and have not designated a specific allowance for this non-accrual loan. As of March 31, 2009, the interest not accrued on these loans was $108,085 none of which was included in net income for the quarter ended March 31, 2009. Other than the loans outlined above there were no loans 30 days or more past due as of March 31, 2009 and December 31, 2008.

          We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2009 and December 31, 2008, we held no real estate acquired as a result of foreclosure.
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
          As of March 31, 2009 we had one impaired loan as outlined above and no restructured loans. At December 31, 2008, we had no impaired or restructured loans. Although we are currently unaware that any of our borrowers are facing significant financial difficulty and have no impaired or restructured loans, a continued decline in the economy may adversely affect our asset quality.
          Bank owned life insurance
          In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. Higher rates caused increased earnings during the first three months of 2009 and the cash surrender value of the insurance policies increased by $81,471. There were no post retirement death benefits associated with the BOLI policies.
          Deposits
          We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
          At March 31, 2009, the deposit portfolio had grown to $240.3 million, an $8.9 million or 3.85% increase over the December 31, 2008 level of $231.4 million. Noninterest-bearing deposits decreased $3.5 million during the period to $36.4 million from $39.9 million primarily due to existing customers moving funds into interest bearing accounts. Interest-bearing deposits grew $12.3 million to $203.9 million from $191.6 million. Approximately $8.9 million of the increase in interest bearing deposits was in certificates of deposit and the remainder was in money market and savings accounts. The growth in these categories was the result of expansion of existing customer relationships and new customers.
          In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At March 31, 2009, we had $30.9 million in CDARS through the reciprocal deposit program compared to $31.8 million at December 31, 2008. We had received $17.0 million at March 31, 2009 and $12.1 million at December 31, 2008 in deposits through the CDARS network that were not reciprocal deposits.

          Borrowings
          Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $25.9 million as of March 31, 2009. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $92.8 million at March 31, 2009 and $85.4 million at December 31, 2008. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, at March 31, 2009 we have provided collateral to support up to $74.9 million of borrowings. Of this, we had borrowed $15 million at March 31, 2009 and December 31, 2008.
          Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers. Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest-bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At March 31, 2009, Old Line Bank had $24.7 million outstanding in these short term promissory notes with an average interest rate of 0.45%. At December 31, 2008, Old Line Bank had $17.8 million outstanding with an average interest rate of 0.50%.
          At March 31, 2009 and December 31, 2008, Old Line Bank had three advances in the amount of $5 million each, from the FHLB totaling $15 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
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
          As outlined previously, as a result of increasing our membership interest in Pointer Ridge to 62.5%, we have consolidated their results of operation from the date of acquisition. Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method. On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory note in the principal amount of $6.6 million. This loan accrues interest at a rate of 6.28% through September 5, 2016. After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points. At December 31, 2008, Pointer Ridge had borrowed $6.5 million under the Amended Promissory Note. We have guaranteed to the lender payment of up to 62.5% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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
          Liquidity
          Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $25.9 million. Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

          Our immediate sources of liquidity are cash and due from banks and federal funds sold. On March 31, 2009, we had $7.1 million in cash and due from banks, and $111,267 in federal funds sold and overnight investments. As of December 31, 2008, we had $8.8 million in cash and due from banks, and $2.1 million in federal funds sold and other overnight investments. Federal funds decreased because we deployed these funds to loans.
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
          Capital
          Our stockholders’ equity amounted to $42.8 million at March 31, 2009 and $42.3 million at December 31, 2008. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the three month period by net income of $512,327. The $70,609 adjustment for stock based compensation awards and the $36,018 after tax unrealized gain on available for sale securities also increased stockholders’ equity. These items were partially offset by the $115,871 dividend paid in March on common stock and the $102,572 accrued dividend and accretion discount on the preferred stock issued to the U.S. Treasury. By all regulatory measures, we remain well capitalized.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
          Old Line Bancshares is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit. Old Line Bancshares uses these financial instruments to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These commitments do not represent unusual risks and management does not anticipate any losses which would have a material effect on Old Line Bancshares. Old Line Bancshares also has operating lease obligations.
          Outstanding loan commitments and lines and letters of credit at March 31, 2009 and December 31, 2008, are as follows:

	March 31,	December 31,
	2009	2008

	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$24,336	$23,937
Real estate-undisbursed development and construction	14,970	21,981
Real estate-undisbursed home equity lines of credit	8,951	5,515

	$48,257	$51,433

Standby letters of credit	$1,220	$1,583

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. During this period of economic turmoil, we have re-evaluated many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.
          Commitments for real estate development and construction, which totaled $15.0 million, or 30.80% of the $48.6 million of outstanding commitments at March 31, 2009, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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
Reconciliation of Non-GAAP Measures
          Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended March 31, 2009

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$435	$411,962	$4,101,948	$2,652,253
Tax equivalent adjustment	1	16,931	16,932	16,932

Tax equivalent interest income	$436	$428,893	$4,118,880	$2,669,185

GAAP interest yield	0.42%	4.15%	5.68%	3.67%	3.25%
Taxable equivalent adjustment	0.01%	0.17%	0.03%	0.03%	0.03%

Tax equivalent interest yield	0.43%	4.32%	5.71%	3.70%	3.28%

Three months ended March 31, 2008

					Net
	Federal Funds	Investment	Interest	Net Interest	Interest
	Sold	Securities	Earning Assets	Income	Spread
GAAP interest income	$126,378	$120,114	$3,770,442	$2,229,533
Tax equivalent adjustment	2,815	15,021	17,836	17,836

Tax equivalent interest income	$129,193	$135,135	$3,788,278	$2,247,369

GAAP interest yield	3.03%	3.82%	6.45%	3.81%	3.05%
Taxable equivalent adjustment	0.07%	0.48%	0.03%	0.03%	0.03%

Tax equivalent interest yield	3.10%	4.30%	6.48%	3.84%	3.08%

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
          The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including branch and market expansion, statements regarding anticipated changes in revenue and expenses, our expectation that Pointer Ridge will operate at a slight loss for the remainder of 2009, future sources of earnings/income, strategic opportunities, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, costs of funds, our intentions with respect to our investment securities, losses on non-accrual loans, interest rate sensitivity, the expected income from new branches offsetting related expenses, expected openings of new branches, earnings on BOLI and financial and other goals and plans are forward looking. Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2008.
          Old Line Bancshares’ actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and Old Line Bancshares undertakes no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after we have made the forward-looking statements.

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
Item 4. Controls and Procedures
          As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
          There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

Old Line Bancshares, Inc.
Date: May 12, 2009	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2009	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)