Form 10-Q
period 2009-06-30
OLD LINE BANCSHARES INC
filed 2009-08-06
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes        ☑       No       ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes        ☐       No       ☑

As of July 30, 2009, the registrant had 3,862,364 shares of common stock outstanding.

Part I.   Financial Information

Item 1.  Financial Statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)

Assets
Cash and due from banks	$8,413,890	$8,823,170
Federal funds sold	881,352	2,140,525
Total cash and cash equivalents	9,295,242	10,963,695
Time deposits in other banks	20,950,404	13,267,000
Investment securities available for sale	30,649,157	29,565,976
Investment securities held to maturity	6,646,723	8,003,391
Loans, less allowance for loan losses	253,644,988	231,053,618
Restricted equity securities at cost	2,957,650	2,126,550
Premises and equipment	14,520,286	12,388,046
Accrued interest receivable	1,129,584	1,091,560
Prepaid income taxes	-	35,649
Deferred income taxes	44,874	-
Bank owned life insurance	8,259,090	8,096,039
Other assets	522,791	1,139,101
Total assets	$348,620,789	$317,730,625

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$40,226,093	$39,880,119
Interest-bearing	226,873,066	191,550,521
Total deposits	267,099,159	231,430,640
Short-term borrowings	15,276,272	17,773,934
Long-term borrowings	21,492,645	21,531,133
Accrued interest payable	639,265	625,446
Income tax payable	77,247	-
Deferred income taxes	-	65,651
Other liabilities	1,020,148	4,012,968
Total liabilities	305,604,736	275,439,772

Stockholders' equity
Preferred stock, par value $0.01 per share and additional paid in
capital; 7,000 shares issued and outstanding	6,733,733	6,703,591
Common stock, par value $0.01 per share; authorized 15,000,000 shares;
issued and outstanding 3,862,364 in 2009 and 2008	38,624	38,624
Additional paid-in capital	28,929,394	28,838,810
Warrants to purchase 141,892 shares of common stock	301,434	301,434
Retained earnings	6,037,271	5,411,772
Accumulated other comprehensive income	271,398	392,611
Total Old Line Bancshares, Inc. stockholders' equity	42,311,854	41,686,842
Noncontrolling interest	704,199	604,011
Total stockholders' equity	43,016,053	42,290,853
Total liabilities and stockholders' equity	$348,620,789	$317,730,625

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest revenue
Loans, including fees	$3,788,846	$3,473,981	$7,390,729	$6,977,665
U.S. Treasury securities	2,374	18,698	7,230	41,185
U.S. government agency securities	84,269	24,175	187,190	49,707
Mortgage backed securities	256,443	94,791	524,364	112,850
Municipal securities	21,000	23,894	43,999	48,811
Federal funds sold	305	45,591	740	171,969
Other	74,097	44,566	175,030	93,951
Total interest revenue	4,227,334	3,725,696	8,329,282	7,496,138
Interest expense
Deposits	1,156,871	1,181,809	2,346,255	2,516,646
Borrowed funds	259,463	184,049	519,774	390,121
Total interest expense	1,416,334	1,365,858	2,866,029	2,906,767

Net interest income	2,811,000	2,359,838	5,463,253	4,589,371

Provision for loan losses	250,000	126,600	550,000	165,000
Net interest income after provision for loan losses	2,561,000	2,233,238	4,913,253	4,424,371

Non-interest revenue
Service charges on deposit accounts	79,791	79,252	158,880	152,204
Gains on sales of investment securities	157,917	-	157,917	-
Earnings on bank owned life insurance	94,154	91,111	187,615	182,714
Income (loss) on investment in real estate LLC	-	745	-	13,641
Other fees and commissions	203,138	89,552	634,188	144,539
Total non-interest revenue	535,000	260,660	1,138,600	493,098

Non-interest expense
Salaries	938,930	751,700	1,775,987	1,486,631
Employee benefits	215,422	231,905	517,846	501,358
Occupancy	234,125	270,787	466,306	550,709
Equipment	82,516	76,191	162,394	146,666
Data processing	81,654	64,627	156,991	125,879
Other operating	719,601	336,659	1,254,854	665,936
Total non-interest expense	2,272,248	1,731,869	4,334,378	3,477,179

Income before income taxes	823,752	762,029	1,717,475	1,440,290
Income taxes	272,787	265,205	554,902	498,633
Net Income	550,965	496,824	1,162,573	941,657
Less: Net Income attributable to the noncontrolling interest	907	-	100,188	-
Net Income attributable to Old Line Bancshares, Inc.	550,058	496,824	1,062,385	941,657

Preferred stock dividends and discount accretion	102,572	-	205,144	-
Net income available to common stockholders	$447,486	$496,824	$857,241	$941,657

Basic earnings per common share	$0.12	$0.13	$0.22	$0.24
Diluted earnings per common share	$0.12	$0.13	$0.22	$0.24

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2009
(Unaudited)

	Preferred Stock & Warrants					Accumulated other comprehensive income
				Additional paid-in capital
		Common stock			Retained earnings		Comprehensive income	Noncontrolling Interest
		Shares	Par value

Balance, December 31, 2008	7,005,025	3,862,364	$38,624	$28,838,810	$5,411,772	$392,611	$-	$604,011
Net income		-	-	-	1,062,385	-	1,062,385
Unrealized loss on
securities available for sale,
net of income tax benefit of $78,974		-	-	-	-	(121,213)	(121,213)
Comprehensive income							$941,172	100,188
Stock based compensation awards		-	-	90,584	-	-
Common stock cash dividend $0.03 per share		-	-	-	(231,742)	-
Preferred stock dividend and accretion	30,142	-	-	-	(205,144)	-

Balance, June 30, 2009	$7,035,167	3,862,364	$38,624	$28,929,394	$6,037,271	$271,398		$704,199

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2009	2008

Cash flows from operating activities
Interest received	$8,278,210	$7,533,235
Fees and commissions received	816,712	316,042
Interest paid	(2,852,210)	(3,041,571)
Cash paid to suppliers and employees	(6,305,052)	(3,370,809)
Income taxes paid	(473,574)	(654,738)
	(535,914)	782,159

Cash flows from investing activities
Net decrease of time deposits in other banks	(7,683,404)	(52,009)
Purchase of investment securities
Held to maturity	-	(8,237,285)
Available for sale	(9,624,892)	(3,000,000)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	1,360,050	363,834
Available for sale at maturity or call	8,292,609	6,079,589
Gain on sale of available for sale securities	158,837	-
Loans made, net of principal collected	(23,082,772)	(15,440,767)
Purchase of equity securities	(831,100)	(46,300)
Investment in real estate LLC	-	(51)
Purchase of premises, equipment and software	(2,466,938)	(673,878)
	(33,877,610)	(21,006,867)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	24,963,989	16,130,974
Other deposits	10,704,530	3,946,849
Net increase in short-term borrowings	(2,497,662)	5,996,781
(Decrease) increase in long-term borrowings	(38,488)	-
Repurchase of common stock	-	(1,457,964)
Cash dividends paid-preferred stock	(155,556)	-
Cash dividends paid-common stock	(231,742)	(238,644)
	32,745,071	24,377,996

Net increase (decrease) in cash and cash equivalents	(1,668,453)	4,153,288

Cash and cash equivalents at beginning of year	10,963,695	12,994,168
Cash and cash equivalents at end of year	$9,295,242	$17,147,456

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Six Months Ended June 30,	2009	2008

Reconciliation of net income to net cash
provided by operating activities
Net income	$1,162,573	$941,657

Adjustments to reconcile net income to net
cash provided by operating activities

Depreciation and amortization	334,698	201,283
Provision for loan losses	550,000	165,000
Change in deferred loan fees net of costs	(58,598)	(41,399)
Gain on sale of securities	(158,837)	-
Amortization of premiums and discounts	45,550	1,225
Deferred income taxes	(31,568)	(18,138)
Stock based compensation awards	90,584	64,800
(Income) loss from investment in real estate LLC	-	(13,641)
Increase (decrease) in
Accrued interest payable	13,819	(134,804)
Income tax payable	77,247	-
Other liabilities	(3,012,266)	(8,357)
Decrease (increase) in
Accrued interest receivable	(38,024)	77,271
Bank owned life insurance	(163,051)	(163,364)
Prepaid income taxes	35,649	-
Other assets	616,310	(289,374)
	$(535,914)	$782,159

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

Basis of Presentation and Consolidation-The accompanying consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its majority owned subsidiary Pointer Ridge. We have eliminated all significant intercompany transactions and balances.

We report the non-controlling interests in Pointer Ridge separately in the consolidated balance sheet.  We reported the income of Pointer Ridge attributable to Old Line Bancshares from the date of our acquisition of majority interest on the consolidated statement of income.

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

Reclassifications-We have made certain reclassifications to the 2008 financial presentation to conform to the 2009 presentation.

2.	INVESTMENT SECURITIES

As Old Line Bank purchases securities, management determines if we should classify the securities as held to maturity, available for sale or trading.  We record the securities which management has the intent and ability to hold to maturity at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity.  We classify securities which we may sell before maturity as available for sale and carry these securities at fair value with unrealized gains and losses included in stockholders' equity on an after tax basis.  Management has not identified any investment securities as trading.

We record gains and losses on the sale of securities on the trade date and determine these gains or losses using the specific identification method.  We amortize premiums and accrete discounts using the interest method.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

2.   INVESTMENT SECURITIES (Continued)

Presented below is a summary of the amortized cost and estimated fair value of securities.

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale
U.S. government agency	$7,570,313	$190,983	$(21)	$7,761,275
Municipal securities	2,271,209	21,647	(3,593)	2,289,263
Mortgage-backed	20,359,450	262,004	(22,835)	20,598,619
	$30,200,972	$474,634	$(26,449)	$30,649,157

Held to maturity
Municipal securities	$300,823	$4,247	$-	$305,070
Mortgage-backed	6,345,900	214,250	-	6,560,150
	$6,646,723	$218,497	$-	$6,865,220
December 31, 2008
Available for sale
U.S. government agency	$10,578,928	$318,722	$-	$10,897,650
Municipal securities	2,425,036	21,547	(3,105)	2,443,478
Mortgage-backed	15,913,656	311,457	(265)	16,224,848
	$28,917,620	$651,726	$(3,370)	$29,565,976

Held to maturity
U.S. Treasury	$499,942	$7,089	$-	$507,031
Municipal securities	300,866	194	(2,753)	298,307
Mortgage-backed	7,202,583	227,092	-	7,429,675
	$8,003,391	$234,375	$(2,753)	$8,235,013

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

2.           INVESTMENT SECURITIES (Continued)

As of June 30, 2009, securities with unrealized losses segregated by length of impairment were as follows:

June 30, 2009	Fair Value	Unrealized Losses
Unrealized losses less than 12 months
U.S. government agency	$1,014,790	$21
Municipal securities	689,049	3,593
Mortgage-backed	2,061,804	22,835
Total unrealized losses less than 12 months	3,765,643	26,449

Unrealized losses greater than 12 months
U.S. government agency	$-	$-
Municipal securities	-	-
Mortgage-backed	-	-
Total unrealized losses greater than 12 months	-	-

Total unrealized losses
U.S. government agency	$1,014,790	$21
Municipal securities	689,049	3,593
Mortgage-backed	2,061,804	22,835
Total unrealized losses	3,765,643	26,449

We consider all unrealized losses on securities as of June 30, 2009 to be temporary losses because we will receive face value for the security at or prior to maturity.  We have the ability and intent to hold the securities in the table above until they mature, at which time we will receive full value for the securities.  As of June 30, 2009, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated income statement.

In the three month period ended June 30, 2009, we recorded gross realized gains of $157,917 from the sale of available-for-sale securities.  There were no recorded realized or unrealized gains or losses in the three or six month periods ended June 30, 2008.

Contractual maturities and pledged securities at June 30, 2009 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

2.           INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at June 30, 2009 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale		Held to Maturity
June 30, 2009	Amortized cost	Fair Value	Amortized cost	Fair Value

Maturing
Within one year	$2,397,540	$2,434,120	$-	$-
Over one to five years	7,240,711	7,414,555	99,904	100,144
Over five to ten years	6,216,746	6,364,479	2,585,881	2,656,791
Over ten years	14,345,975	14,436,003	3,960,938	4,108,285
	$30,200,972	$30,649,157	$6,646,723	$6,865,220
Pledged securities	$-	$-	$-	$-

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

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

Balance Sheets	June 30,	December 31,
	2009	2008
Current assets	$866,927	$540,105
Non-current assets	7,521,570	7,619,352
Liabilities	6,510,632	6,548,760
Equity	1,877,865	1,610,697

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Statements of Income
Revenue	$245,806	$243,123	$780,961	$489,246
Expenses	243,388	241,633	513,793	461,964
Net income (loss)	$2,418	$1,490	$267,168	$27,282

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

4.	INCOME TAXES

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

Effective January 1, 2009, we adopted the Financial Accounting Standards Board Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities.  FSP EITF 03-6-1 provides that non-vested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  We have determined that our outstanding non-vested stock awards are not participating securities. We determine basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive effect to the stock dividends.

We calculate diluted earnings per share by including the average dilutive common stock equivalents outstanding during the period.  Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three MonthsEnded June 30,		Six MonthsEnded June 30,
	2009	2008	2009	2008

Weighted average number of shares	3,862,364	3,906,753	3,862,364	3,970,440
Dilutive average number of shares	6,713	916	6,358	3,539

6.	STOCK-BASED COMPENSATION

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant.  We recognize compensation expense related to stock-based compensation awards in our income statements over the period during which an individual is required to provide service in exchange for such award. For the six months ended June 30, 2009 and 2008, we recorded stock-based compensation expense of $90,584 and $64,800 respectively  For the three months ended June 30, 2009 and 2008, we recorded stock-based compensation expense of $19,975 and $19,921, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the three months and six months ended June 30, 2009, we recognized an $8,298 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options. For the three and six months ended June 30, 2008, there were no non-qualified options included in the expense calculation.

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the stock option plans.  As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued.  The Compensation Committee has approved and we have issued grants with options vesting immediately as well as over periods of two, three and five years.  We recognize the compensation expense associated with these grants over their respective vesting period.  At June 30, 2009, there was $66,988 of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next 3.25 years.  As of June 30, 2009, there were 71,530 shares remaining available for future issuance under the stock option plans.  Directors and officers did not exercise any options during the three or six month period ended
June 30, 2009 or 2008.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

A summary of the stock option activity during the six month period follows:

	June 30,
	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	236,620	$9.09	216,920	$9.37
Options granted	62,650	6.30	37,300	7.75
Options forfeited	-	-	(14,000)	11.09
Outstanding, end of period	299,270	$8.50	240,220	$9.02

Information related to options as of June 30, 2009 follows:

	Outstanding options			Exercisable options
Exercise price	Number of shares at June 30, 2009	Weighted average remaining term	Weighted average exercise price	Number of shares at June 30, 2009	Weighted average exercise price

$3.33-$4.80	19,800	1.91	$3.83	19,800	$3.83
$4.81-$6.50	72,550	8.74	6.12	38,784	5.95
$6.51-$8.00	37,300	8.59	7.75	24,866	7.75
$8.01-$10.50	159,620	6.26	10.20	153,220	10.20
$10.51-$11.31	10,000	7.86	10.85	4,000	10.85
	299,270	6.92	$8.50	240,670	$8.75

Intrinsic value of outstanding options where the market value exceeds the exercise price		$50,530
Intrinsic value of exercisable options where the market value exceeds the exercise price		$50,530

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

7.	RETIREMENT PLAN

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of employee eligible compensation. Our contributions to the plan, included in employee benefit expenses, for the six months ended June 30, 2009 and 2008 were $63,621, and $66,993 respectively.  Old Line Bank’s contributions to the plan for the three months ended June 30, 2009 and 2008 were $32,245 and $34,879, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits.  We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the six month periods ended June 30, 2009 and 2008 were $61,169 and $59,622, respectively.  The SERP expense for the three month periods ended June 30, 2009 and 2008 were $29,811.

8.           FAIR VALUE MEASUREMENTS

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

We value investment securities classified as available for sale at fair value on a recurring basis.  We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2.  At June 30, 2009, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value June 30, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale	$30,649	$7,761	$22,888	$-

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

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years.  Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 did not have a material impact on our consolidated results of operations or financial position.

FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue.  SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on our consolidated results of operations or financial position.

FASB Statement No. 166 Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 amends SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related  to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special purpose entity” and changes the requirements for derecognizing financial assets.  SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  SFAS 166 will be effective January 1, 2010.  We do not expect the adoption of SFAS 166 will have a material impact on our consolidated results of operations or financial position.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

FASB Statement No. 167 Amendments to FASB Interpretation No. 46(R) amends FIN46 (Revised December 2003), Consolidation of Variable Interest Entities to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  FAS 167 will be effective January 1, 2010 and we do not expect adoption to have a significant impact on our consolidated results of operations or financial position.

FASB Statement No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162 replaces SFAS 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative.  SFAS 168 will be effective for periods ending after September 15, 2009.  We do not expect that SFAS 168 will have a significant impact on our consolidated results of operations or financial position.

Financial Accounting Standards Board Staff Positions and Interpretations

FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 became effective on January 1, 2009.  As outlined in Note 5-Earnings Per Share, we adopted EITF 03-06-1 and it did not have any impact on our consolidated results of operations or financial position.

FASB Statement No. 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly affirms that the objective of fair value when the market for an asset is not active is the price that we would receive to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.  FSP SFAS 157-4 also requires an entity to base its conclusion on whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements.  FSP SFAS 157-4 became effective for interim and annual reporting periods ending after June 15, 2009.  Adoption of FSP SFAS 157-4 did not have a material impact on our consolidated results of operations or financial position.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

FASB Statements 115-2 and 124-2 Recognition and Presentation of Other-Than Temporary Impairments (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert that it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely that it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  FSP SFAS 115-2 and SFAS 124-2 became effective for interim and annual reporting periods ended after June 15, 2009.  Adoption of FASB Statement 115-2 and 124-2 did not have a material impact on our consolidated results of operations or financial position.

FASB Statement No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments to interim financial information and amends APB Opinion No. 28. Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107.  We have included the new interim disclosures required by FASB Statement 107-1 and APB 28-1 in Note 8-Fair Value Measurements.

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

Summary of Recent Performance and Other Activities

During one of the most challenging economic periods in the last thirty years, we are pleased to report continued profitability for the second quarter of 2009.  Net income available to common stockholders was $447,486 or $0.12 per basic and diluted common share for the three month period ending June 30, 2009.  This was $49,338 or 9.93% lower than net income available to common stockholders of $496,824 or $0.13 per basic and diluted common share for the same period in 2008.  Net income available to common stockholders for the six month period ended June 30, 2009 was $857,241 or $0.22 per basic and diluted common share.  This represented a decrease of $84,416 or 8.96% compared to net income available to common stockholders of $941,657 or $0.24 per basic and diluted common share for the six months ended June 30, 2008.

During the first six months of 2009, the following events occurred.

•
We maintained asset quality with total non-performing assets of $1.8 million (0.52% of total assets) and one other loan in the amount of approximately $148,000 past due more than 30 days at quarter end.

•	We increased the provision for loan losses by $385,000 from $165,000 to $550,000.
•	The loan portfolio grew $22.5 million or 9.74%.
•	Total deposits grew $35.7 million or 15.43%.
•	We maintained liquidity and by all regulatory measures remained “well capitalized”.
•
We recognized an increase in earnings on our investment in Pointer Ridge of approximately $168,000 inclusive of a non-recurring lease termination fee of approximately $158,000 in the quarter ended March 31, 2009.

•	We recorded an approximately $158,000 gain from sale on investments.
•	We incurred a $255,130 increase in FDIC insurance premiums inclusive of a $149,748 special assessment.

In addition, subsequent to June 30, 2009, on July 15, 2009, we repurchased from the U.S. Treasury 7,000 shares of preferred stock that we issued to them in December 2008.

We believe that it was an accomplishment to continue to grow loans and deposits, manage operating expenses and sustain respectable earnings in spite of an economic climate that presents a multitude of challenges to us, our industry and our customers.

 The following summarizes the highlights of our financial performance for the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)

	2009	2008	$ Change	% Change

Net income available to common shareholders	$448	$497	$(49)	(9.86	) %
Interest revenue	4,227	3,726	501	13.45
Interest expense	1,416	1,366	50	3.66
Net interest income after provision for loan losses	2,561	2,233	328	14.69
Non-interest revenue	535	261	274	104.98
Non-interest expense	2,272	1,732	540	31.18
Average total loans	253,411	213,192	40,219	18.87
Average interest earning assets	306,264	241,207	65,057	26.97
Average total interest-bearing deposits	215,226	154,495	60,731	39.31
Average noninterest-bearing deposits	39,169	36,014	3,155	8.76
Net interest margin (1)	3.71%	3.95%
Return on average equity	5.27%	5.88%
Basic earnings per common share	$0.12	$0.13	$(0.01)	(7.69)
Diluted earnings per common share	0.12	0.13	(0.01)	(7.69)

 (1) See “Reconciliation of Non-GAAP Measures”

The following outlines the highlights of our financial performance for the six month period ended June 30, 2009 compared to the six month period ended June 30, 2008.

	Six months ended June 30,
	(Dollars in thousands)

	2009	2008	$ Change	% Change

Net income available to common shareholders	$857	$942	$(85)	(9.02	) %
Interest revenue	8,329	7,496	833	11.11
Interest expense	2,866	2,907	(41)	(1.41)
Net interest income after provision for loan losses	4,913	4,424	489	11.05
Non-interest revenue	1,139	493	646	131.03
Non-interest expense	4,334	3,477	857	24.65
Average total loans	246,784	208,990	37,794	18.08
Average interest earning assets	299,232	237,853	61,379	25.81
Average total interest-bearing deposits	207,971	151,459	56,512	37.31
Average noninterest-bearing deposits	37,786	35,660	2,126	5.96
Net interest Margin (1)	3.71%	3.90%
Return on average equity	5.15%	5.48%
Basic earnings per common share	$0.22	$0.24	$(0.02)	(8.33)
Diluted earnings per common share	0.22	0.24	(0.02)	(8.33)

(1) See “Reconciliation of Non-GAAP Measures”

Growth Strategy

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short-term goals include maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.

We believe a natural evolution of a community-focused bank like Old Line Bank is to expand the delivery channels via the branch network.  In the past 18 months, we have expanded in Prince George’s County and Anne Arundel County, Maryland.

We opened a branch at 167-U Jennifer Road, Annapolis, Maryland in Anne Arundel County in September 2008.  We hired the staff for this branch during the months of August and September of 2008.  In February 2008, we opened a branch in Prince George’s County at 9658 Baltimore Avenue, College Park, Maryland in the same building as the loan production office that houses our team of loan officers.  We hired the Branch Manager and staff for this location in February 2008.  On July 1, 2009, we opened a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County.

In July 2007, we identified a site for a second branch location in Bowie at Fairwood Office Park in Bowie, Maryland.  Currently, we are constructing a branch at this site and anticipate we will open this, our 10th branch, in September 2009.

We believe with these 10 branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we are positioned to focus our future efforts on improving earnings per share and enhancing stockholder value by capitalizing on the many opportunities available in the market.

As previously reported, in December 2008, we increased our ownership in Pointer Ridge Office Investment, LLC from 50.0% to 62.5%.  As a result, we now consolidate their results of operations and financial performance.  This consolidation caused an approximately $355,000 increase in non-interest revenue, a $207,000 increase in interest expense, a $259,000 reduction in occupancy expense, a $100,000 increase in non-interest expense and an approximately $167,000      increase in pre-tax earnings.

Although the current economic climate presents significant challenges to our industry, we anticipate the bank will experience loan and deposit growth during the remainder of 2009 and beyond.  We do expect that the current economic climate will cause a slower rate of loan growth in the future than we have historically experienced.  After we open the Bowie branch as discussed above, we will have substantially completed our current branch expansion.  Accordingly, we don’t anticipate opening any additional branches in the immediate future, although should we identify new branch locations that will support our long term growth plans we may open additional branches.

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

We may take advantage of strategic opportunities presented to us via mergers occurring in our marketplace.  For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers.  We currently have no specific plans to acquire existing financial institutions or branches thereof or to hire additional loan officers.

Subsequent Event

Repayment of Troubled Asset Relief Program (TARP) Investment

On July 15, 2009, we repurchased from the U.S. Treasury 7,000 shares of preferred stock that we issued to them in December 2008 under the U.S. Treasury’s Capital Purchase Program through the Troubled Asset Relief Program.  We paid the U.S. Treasury $7,058,333 to repurchase the preferred stock which reflects the liquidation value of the preferred stock and $58,333 of accrued but unpaid dividends.  As a result of this repurchase, we will record the approximately $264,000 accretion of the preferred stock during the period ended September 30, 2009. After careful consideration, we determined that we would repay the U.S. Treasury and believe this repayment will be in the best long term interest of our stockholders.

We have also sent to the U.S. Treasury a Notice of Repurchase to repurchase at fair market value the warrant to purchase 141,892 shares of our common stock that was issued to the U.S. Treasury in conjunction with the issuance of the preferred stock.  Assuming we can reach an agreement with the U.S. Treasury on the fair market value of this warrant, we plan to repurchase the warrant.

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

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Net interest income after provision for loan losses for the three months ended June 30, 2009 increased $327,762 or 14.68% to $2.6 million from $2.2 million for the same period in 2008.

Interest revenue increased from $3.7 million for the three months ended June 30, 2008 to $4.2 million for the same period in 2009.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest-bearing liabilities and the interest yield on interest bearing liabilities declining at a faster rate than the interest yield on interest bearing assets.  The increase in interest bearing assets was primarily caused by a $40.2 million increase in average total loans and a $19.6 million increase in total investment securities.  In order to fund this loan growth, we deployed funds from lower yielding federal funds sold.  The growth in average total loans was attributable to the business development efforts of the entire Old Line Bank lending team and directors and the expansion of our branch network.  We believe that the expansion of our branch network provides us with increased name recognition and new opportunities that contributed to our growth.  The growth in interest bearing assets was partially offset by a 25 basis point decrease in the yield on investment securities and a 52 basis point decline in the yield on the loan portfolio.

Interest expense for all interest-bearing liabilities increased $50,476 or 3.70% to $1.4 million for the three months ended June 30, 2009.  This was primarily attributable to a $60.7 million increase in average interest bearing deposits.  This increase in average interest bearing deposits was partially offset by a 91 basis point decrease in the cost of interest-bearing deposits and a 54 basis point increase in the cost of borrowed funds.  The consolidation of Pointer Ridge’s assets, liabilities, and equity caused the increase in the cost of borrowed funds.  The remaining increase was because we used overnight federal funds borrowing during the period.  As a result of these items, our net interest margin was 3.71% for the three months ended June 30, 2009, as compared to 3.95 % for the three months ended June 30, 2008.

The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended June 30, 2009 and 2008, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended June 30,	2009			2008
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$744,817	$305	0.16%	$9,165,249	$46,087	2.02%
Time deposits in other banks	16,352,452	60,123	1.47	2,014,860	15,849	3.16
Investment securities(1)(2)
U.S. Treasury	258,234	2,511	3.90	2,269,547	19,776	3.50
U.S. government agency	8,429,476	89,126	4.24	2,791,209	25,569	3.67
Mortgage backed securities	24,142,055	256,443	4.26	8,440,752	94,791	4.50
Municipal securities	2,526,641	31,382	4.98	2,873,597	32,614	4.55
Other	2,760,447	13,974	2.03	2,127,436	29,649	5.59
Total investment securities	38,116,853	393,436	4.14	18,502,541	202,399	4.39
Loans: (3)
Commercial	61,412,247	980,585	6.40	61,916,953	1,019,303	6.60
Mortgage	176,590,989	2,588,507	5.88	134,384,770	2,240,256	6.69
Consumer	15,407,332	227,478	5.92	16,890,014	214,422	5.09
Total loans	253,410,568	3,796,570	6.01	213,191,737	3,473,981	6.54
Allowance for loan losses	2,360,513	-		1,667,185	-
Total loans, net of allowance	251,050,055	3,796,570	6.07	211,524,552	3,473,981	6.59
Total interest earning assets(1)	306,264,177	4,250,434	5.57	241,207,202	3,738,316	6.22
Non-interest bearing cash	7,880,288			3,923,614
Premises and equipment	13,703,787			4,487,093
Other assets	9,962,122			11,125,146
Total assets	$337,810,374			$260,743,055
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$7,232,711	6,697	0.37	$6,803,272	10,069	0.59
Money market and NOW	33,607,802	37,925	0.45	33,659,255	71,301	0.85
Other time deposits	174,385,351	1,112,249	2.56	114,032,475	1,100,439	3.87
Total interest-bearing deposits	215,225,864	1,156,871	2.16	154,495,002	1,181,809	3.07
Borrowed funds	39,214,888	259,463	2.65	35,004,683	184,049	2.11
Total interest-bearing liabilities	254,440,752	1,416,334	2.23	189,499,685	1,365,858	2.89
Noninterest-bearing deposits	39,168,711			36,013,714
	293,609,463			225,513,399
Other liabilities	1,651,365			1,334,766
Noncontrolling interest	703,633			-
Stockholders' equity	41,845,913			33,894,890
Total liabilities and stockholders' equity	$337,810,374			$260,743,055
Net interest spread(1)			3.34			3.33
Net interest income and Net interest margin(1)		$2,834,100	3.71%		$2,372,458	3.95%

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

2)	Available for sale investment securities are presented at amortized cost.
3)	Average non-accruing loans for the three month periods ended June 30, 2009 and 2008 were $1,394,215 and $ 1,061,145, respectively.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Net interest income after provision for loan losses for the six months ended June 30, 2009 amounted to  $4.9 million, which was $488,882 or 11.05% greater than the 2008 level of $4.4 million.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest-bearing liabilities.  A decline in interest rates on these interest earning assets partially offset this growth.  Changes in the federal funds rate and the prime rate affect the interest rates on interest earning assets, net interest income and net interest margin.

 The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter, 175 basis points in the fourth quarter and at year end 2008 was 3.25%.  During the first six months of 2009, the prime interest rate remained unchanged at 3.25% for the entire period.  The intended federal funds rate has also moved in a similar manner to the prime interest rate.  It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 to 200 basis points in the fourth quarter and ended the year of 2008 at zero to 0.25%.  During the first six months of 2009, the intended federal funds rate remained at zero to 0.25% for the entire period.

We offset the effect on net interest income caused by these declines in interest rates primarily by growing total average interest earning assets $61.3 million to $299.2 million for the six months ended June 30, 2009 from $237.9 million for the six months ended June 30, 2008.  The growth in interest earning assets derived primarily from a $37.8 million increase in total loans, a $23.3 million growth in investment securities and a $13.2 million increase in time deposits in other banks.  The growth in net interest income that derived from the increase in total average interest earning assets was also offset by growth in interest bearing deposits which grew to $208.0 million from $151.5 million.

Our net interest margin was 3.71% for the six months ended June 30, 2009, as compared to 3.90% for the six months ended June 30, 2008.  The decrease in the net interest margin is the result of several components.  The yield on average interest-earning assets declined during the period 71 basis points from 6.35% in 2008 to 5.64% in 2009.  This decrease was because of the 246 basis point reduction in the federal funds interest yield and the 175 basis point decrease in the prime rate.  As outlined above, we partially offset these rate reductions through growth in the loan portfolio.  As a result of this growth, there were a higher percentage of funds invested in higher yielding commercial and mortgage loans during the period.  The collection of $20,000 in non-accrued interest and late charges in June 2008 also increased the net interest margin approximately 2 basis points for the six month period ended June 30, 2008.  We did not collect any non-accrued interest or late charges during the six months ended June 30, 2009.  The yield on borrowed funds increased 33 basis points during the period. The consolidation of Pointer Ridge’s assets, liabilities, and equity caused the increase in the cost of borrowed funds.

With our new branches and increased recognition in the Prince George’s County and Anne Arundel County markets, and with continued growth in deposits, we anticipate that we will continue to grow earning assets during the remainder of 2009.  If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits for the remainder of 2009.  We also believe that we will maintain or improve the net interest margin during the remainder of the year. As a result of this growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during the remainder of 2009, although there can be no guarantee that this will be the case.

The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the six months ended June 30, 2009 and 2008, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Six Months Ended June 30,	2009			2008
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$581,118	$740	0.26%	$12,938,850	$175,281	2.72%
Time deposits in other banks	15,223,347	143,112	1.90	2,007,430	36,115	3.61
Investment securities(1)(2)
U.S. Treasury	378,427	7,647	4.07	2,519,447	43,559	3.47
U.S. government agency	9,464,172	197,980	4.22	2,928,474	52,572	3.60
Mortgage backed securities	24,032,348	524,364	4.40	5,058,323	112,850	4.47
Municipal securities	2,625,545	65,092	5.00	2,945,581	68,862	4.69
Other	2,352,172	31,918	2.74	2,104,046	59,690	5.69
Total investment securities	38,852,664	827,001	4.29	15,555,871	337,533	4.35
Loans: (3)
Commercial	66,686,783	2,043,234	6.18	58,906,900	2,073,065	7.06
Mortgage	164,613,776	4,919,728	6.03	132,582,911	4,451,193	6.73
Consumer	15,483,837	435,491	5.67	17,499,743	453,407	5.20
Total loans	246,784,396	7,398,453	6.05	208,989,554	6,977,665	6.70
Allowance for loan losses	2,209,969	-		1,638,847	-
Total loans, net of allowance	244,574,427	7,398,453	6.10	207,350,707	6,977,665	6.75
Total interest earning assets(1)	299,231,556	8,369,306	5.64	237,852,858	7,526,594	6.35
Non-interest bearing cash	7,077,657			3,884,020
Premises and equipment	13,364,204			4,341,407
Other assets	10,054,182			10,950,208
Total assets	$329,727,599			$257,028,493
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$6,594,039	12,314	0.38	$6,524,155	21,630	0.66
Money market and NOW	32,524,896	69,633	0.43	33,971,627	182,705	1.08
Other time deposits	168,852,228	2,264,308	2.70	110,963,539	2,312,311	4.18
Total interest-bearing deposits	207,971,163	2,346,255	2.28	151,459,321	2,516,646	3.33
Borrowed funds	40,065,587	519,774	2.62	34,155,764	390,121	2.29
Total interest-bearing liabilities	248,036,750	2,866,029	2.33	185,615,085	2,906,767	3.14
Noninterest-bearing deposits	37,785,736			35,660,411
	285,822,486			221,275,496
Other liabilities	1,609,024			1,272,551
Noncontrolling interest	686,453			-
Stockholders' equity	41,609,636			34,480,446
Total liabilities and stockholders' equity	$329,727,599			$257,028,493
Net interest spread(1)			3.31			3.21
Net interest income and Net interest margin(1)		$5,503,277	3.71%		$4,619,827	3.90%

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

2)	Available for sale investment securities are presented at amortized cost.
3)	Average non-accruing loans for the six month periods ended June 30, 2009 and 2008 were $1,767,420 and $1,061,145, respectively.

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months Ended June 30,
	2009 compared to 2008
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(45,782)	$(36,644)	$(9,138)
Time deposits in other banks	44,274	$(41,857)	86,131
Investment Securities(1)
U.S. Treasury	(17,265)	6,121	(23,386)
U.S. government agency	63,557	14,899	48,658
Mortgage backed securities	161,652	(19,964)	181,616
Municipal securities	(1,232)	5,037	(6,269)
Other	(15,675)	(29,842)	14,167
Loans:
Commercial	(38,718)	(36,268)	(2,450)
Mortgage	348,251	(642,292)	990,543
Consumer	13,056	44,699	(31,643)
Total interest revenue (1)	512,118	(736,111)	1,248,229

Interest-bearing liabilities
Savings	(3,372)	(4,456)	1,084
Money market and NOW	(33,376)	(33,349)	(27)
Other time deposits	11,810	(830,019)	841,829
Borrowed funds	75,414	67,572	7,842
Total interest expense	50,476	(800,252)	850,728

Net interest income(1)	$461,642	$64,141	$397,501

(1)  Interest revenue is presented on a fully taxable equivalent (FTE) basis.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

Rate/Volume Variance Analysis

	Six months Ended June 30,
	2009 compared to 2008
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(174,541)	$(114,599)	$(59,942)
Time deposits in other banks	106,997	(46,441)	153,438
Investment Securities(1)
U.S. Treasury	(35,912)	11,077	(46,989)
U.S. Government agency	145,408	19,530	125,878
Mortgage backed securities	411,514	(3,805)	415,319
Municipal securities	(3,770)	6,131	(9,901)
Other	(27,772)	(37,543)	9,771
Loans:
Commercial	(29,831)	(376,468)	346,637
Mortgage	468,535	(779,742)	1,248,277
Installment	(17,916)	52,935	(70,851)
Total interest revenue (1)	842,712	(1,268,925)	2,111,637

Interest-bearing liabilities
Savings	(9,316)	(9,659)	343
Money market and NOW	(113,072)	(109,226)	(3,846)
Other time deposits	(48,003)	(1,412,196)	1,364,193
Borrowed funds	129,653	80,838	48,815
Total interest expense	(40,738)	(1,450,243)	1,409,505

Net interest income(1)	$883,450	$181,318	$702,132

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

The provision for loan losses was $250,000 for the three months ended June 30, 2009, as compared to $126,600 for the three months ended June 30, 2008, an increase of $123,400 or 97.47%.  After completing the analysis outlined below, during the three month period ended June 30, 2009, we increased the provision for loan losses primarily because there was a 9.74% growth in the loan portfolio from December 31, 2008 to June 30, 2009, and there remains significant weakness in the economic environment in which we operate.  Although we have not experienced any substantive change in the quality of the loans in the portfolio, during the second quarter we placed one additional loan in the amount of $238,699 in non-accrual status.  We believe that most of our clients, even those that directly or indirectly serve the real estate industry, remain financially strong.  However, as the real estate industry continues to encounter weakness and we remain in a recession, we believe that it is prudent to continue to increase our provision for loan losses.

The provision for the six month period was $550,000.  This represented a $385,000 or 233.33% increase as compared to the six months ended June 30, 2008.  For the six months ended June 30, 2009, we increased the provision for loan losses because we believe that although our asset quality remains strong, the longer the weaknesses in the economy exist the more difficult it becomes for even our strong borrowers to maintain profitability consistent with prior periods.

At quarter end, we had three non-performing real estate loans and one commercial loan past due more than 30 days.   As outlined below, we are currently working towards resolution with all of these borrowers.

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

We will not create a separate valuation allowance unless we consider a loan impaired under SFAS No. 114 and SFAS No. 118.  At June 30, 2009, we had three non-accrual loans totaling $1.8 million.  As outlined in previous reports, we do not consider the first non-accrual loan in the amount of approximately $824,000 as impaired. For more than a year, the borrower has made payments on the principal balance and the value of the collateral is sufficient to provide repayment.  Therefore, we have not designated a specific allowance for this non-accrual loan.  The borrower on the second facility in the amount of approximately $700,000 declared bankruptcy.  After receipt of an appraisal on the property, we have restructured this loan.  In July, we charged $150,000 of the previously reported $175,000 allocated allowance to the allowance for loan losses.  The borrower has reaffirmed $550,000 of the debt and began remitting payments.  The third loan is in the amount of approximately $239,000.  The value of the collateral is sufficient to provide repayment and we do not consider this loan impaired.  We have proceeded with foreclosure and the borrower is attempting to sell the property.  We have not designated a specific allowance for this non-accrual loan.  The borrower on the $148,437 loan that was past due 30 days at quarter end remitted one payment in July, but remains delinquent.

During the period, we charged off one loan in the amount of approximately $195,000 to the allowance for loan losses.  This charge-off was the result of one land developer who was unable to meet all of his financial obligations and advised us that he could no longer make any of his payments and there was no remaining value in the underlying collateral.

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

The allowance for loan losses represents 0.92% of gross loans at June 30, 2009 and 0.85% at December 31, 2008.   We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following table provides an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Six Months Ended		Year Ended
	June 30,		December 31,
	2009	2008	2008

Balance, beginning of period	$1,983,751	$1,586,737	$1,586,737
Provision for loan losses	550,000	165,000	415,000

Chargeoffs:
Commercial	(194,969)	-	-
Consumer	-	(15,000)	(18,440)
Total chargeoffs	(194,969)	(15,000)	(18,440)
Recoveries:
Consumer	-	362	454
Total recoveries	-	362	454
Net (chargeoffs) recoveries	(194,969)	(14,638)	(17,986)

Balance, end of period	$2,338,782	$1,737,099	$1,983,751

Ratio of allowance for loan losses to:
Total gross loans	0.92%	0.79%	0.85%
Non-accrual loans	132.72%	185.79%	233.20%
Ratio of net-chargeoffs during period to
average loans outstanding during period	0.077%	0.007%	0.008%

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses
	June 30,				December 31,
	2009		2008		2008
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Consumer & others	$9,002	0.14%	$10,378	0.36%	$13,391	0.02%
Boat	89,488	5.73	102,125	7.08	94,910	6.70
Mortgage	1,834,573	65.31	1,133,736	63.05	1,348,850	63.21
Commercial	405,719	28.82	490,860	29.51	526,600	30.07

Total	$2,338,782	100.00%	$1,737,099	100.00%	$1,983,751	100.00%

Non-interest Revenue

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Non-interest revenue totaled $535,000 for the three months ended June 30, 2009, an increase of $274,340    or 105.25% from the 2008 amount of $260,660.  Non-interest revenue for the three months ended June 30, 2009 and June 30, 2008 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, and other fees and commissions. As previously outlined, in November 2008, we increased our ownership interest in Pointer Ridge from 50.0% to 62.5% and consolidated their results of operations from the date of acquisition.  Prior to that time, we recorded our income from our investment in Pointer Ridge in income on investment in real estate LLC.  Non-interest revenue for the three months ended June 30, 2009 also includes gains on sales of investment securities.  There were no gains on sales of investment securities in the three months ended June 30, 2008.  Other fees and commission increased primarily because of an increase in rental income received from the rental of property at our 301 branch location in Waldorf, Maryland.

The following table outlines the changes in non-interest revenue for the three month periods.
	June 30, 2009	June 30, 2008	$ Change	% Change
Service charges on deposit accounts	$79,791	$79,252	$539	0.68%
Gains on sales of investment securities	157,917	-	157,917	100.00
Earnings on bank owned life insurance	94,154	91,111	3,043	3.34
Income (loss) on investment in real estate LLC	-	745	(745)	(100.00)
Pointer Ridge rent and other revenue	68,765	-	68,765	100.00
Other fees and commissions	134,373	89,552	44,821	50.05
Total non-interest revenue	$535,000	$260,660	$274,340	105.25%

Six months ended June 30, 2009 compared to six months ended June 30, 2008

The following table outlines the changes in non-interest revenue for the six month periods.

	June 30, 2009	June 30, 2008	$ Change	% Change
Service charges on deposit accounts	$158,880	$152,204	$6,676	4.39%
Gains on sales of investment securities	157,917	-	157,917	100.00
Earnings on bank owned life insurance	187,615	182,714	4,901	2.68
Income (loss) on investment in real estate LLC	-	13,641	(13,641)	(100.00)
Pointer Ridge rent and other revenue	488,101	-	488,101	100.00
Other fees and commissions	146,087	144,539	1,548	1.07
Total non-interest revenue	$1,138,600	$493,098	$645,502	130.91%

Service charges on deposit accounts increased due to increases in the number of customers and the services they use.  Gains on sales of investment securities derived from sale of available-for-sale investments during the period.

Because of the business development efforts of our lenders, managers and the new College Park and Greenbelt branches that we have opened, we expect that customer relationships will continue to grow during the remainder of 2009.  We anticipate this growth will cause an increase in service charges on deposit accounts. We expect our earnings on bank owned life insurance will remain stable during the remainder of 2009.

Non-interest Expense

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Non-interest expense increased $540,379 for the three months ended June 30, 2009.  The following chart outlines the changes in non-interest expenses for the period. As previously outlined, in November 2008, we increased our ownership interest in Pointer Ridge from 50.0% to 62.5% and consolidated their results of operations from the date of acquisition.

	June 30, 2009	June 30, 2008	$ Change	% Change
Salaries	$938,930	$751,700	$187,230	24.91%
Employee benefits	215,422	231,905	(16,483)	(7.11)
Occupancy	234,125	270,787	(36,662)	(13.54)
Equipment	82,516	76,191	6,325	8.30
Data processing	81,654	64,627	17,027	26.35
Pointer Ridge other operating	152,118	-	152,118	100.00
Other operating	567,483	336,659	230,824	68.56
Total non-interest expenses	$2,272,248	$1,731,869	$540,379	31.20%

Salaries increased primarily because we opened the Annapolis branch in September 2008.  Employee benefits decreased because we restructured our employee health plan and reduced its cost.  The opening of the Annapolis branch and annual rental increases increased occupancy and equipment expenses.  As a result of the consolidation of Pointer Ridge, these increases were offset by the elimination of $129,678 of rental expenses paid to Pointer Ridge.  Data processing costs increased because of our new locations, implementation of our new core processing system and new services provided by our data processor.  Other operating expenses increased primarily because we accrued approximately $150,000 for the FDIC’s special assessment during the quarter, higher ATM and Visa Debit costs, and increased stationery and supplies expenses.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Non-interest expense for the six months ended June 30, 2009 increased $857,199 or 24.65% to $4.3 million compared to $3.5 million for the same period in 2008.  The following chart outlines the changes in non-interest expenses for the period.

	June 30, 2009	June 30, 2008	$ Change	% Change
Salaries	$1,775,987	$1,486,631	$289,356	19.46%
Employee benefits	517,846	501,358	16,488	3.29
Occupancy	466,306	550,709	(84,403)	(15.33)
Equipment	162,394	146,666	15,728	10.72
Data processing	156,991	125,879	31,112	24.72
Pointer Ridge other operating	321,121	-	321,121	100.00
Other operating	933,733	665,936	267,797	40.21
Total non-interest expenses	$4,334,378	$3,477,179	$857,199	24.65%

Salaries, employee benefits, equipment and data processing expenses increased primarily because of increased operating expenses from the College Park and Annapolis branches that we opened in February 2008 and September 2008, respectively.  As a result of the consolidation of Pointer Ridge, these increases and increases in occupancy due to the new branches were partially offset by the elimination of $259,376 of rental expenses paid to Pointer Ridge.  Salaries also increased because of the increase in stock option expenses for options granted in the first quarter of 2009.  There were no options granted in 2008.  In April of 2009, we converted our core data processing system to a new service provider.  This also caused an increase in data processing costs.  Other operating expenses increased because of a $255,130 increase in FDIC insurance premiums and Maryland State assessments, inclusive of the $150,000 special assessment.

For the remainder of 2009, we anticipate non-interest expenses will increase. We will incur increased rent expense related to the new Crofton, Bowie and Annapolis locations and increased operational expenses associated with these branches.  We will also incur increased data processing costs because of these new branches and our new core processing system and increased FDIC insurance premiums.

Income Taxes

Three months ended June 30, 2009 compared to three months ended June 30, 2009

Income tax expense was $272,787 (33.12% of pre-tax income) for the three months ended June 30, 2009 as compared to $265,205 (34.80% of pre-tax income) for the same period in 2008.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Income tax expense was $554,902 (32.31% of pre-tax income) for the six months ended June 30, 2009 compared to $498,633 (34.62% of pre-tax income) for the same period in 2008.  The decrease in the effective tax rate is primarily due to the $8,298 tax benefit recognized from the issuance of non-qualified stock options in 2009.

Net Income Available to Common Stockholders

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Net income attributable to Old Line Bancshares was $550,058 for the three months ended June 30, 2009 compared to $496,824 for the three month period ended June 30, 2008.  Net income available to common stockholders was $447,486 or $0.12 per basic and diluted common share for the three month period ending June 30, 2009 compared to net income available to common stockholders of $496,824 or $0.13 per basic and diluted common share for the same period in 2008.  The increase in net income attributable to Old Line Bancshares for the 2009 period was primarily the result of a $327,762 increase in net interest income after provision for loan losses and a $274,340 increase in non-interest revenue compared to the same period in 2008.  These items were partially offset by a $540,379 increase in non-interest expense, a $7,582 increase in income taxes, and the elimination of the $907 noncontrolling interest compared to the same period in 2008.  The decrease in net income available to common stockholders for the 2009 period was primarily due to the inclusion of $102,572 for the dividends and accretion on the preferred stock and the warrant issued to the U.S. Treasury for its $7 million investment in the preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program in December 2008.  Earnings per common share declined $0.01 for the period on a basic and diluted basis primarily because of the dividend and accretion.  This was partially offset by the $53,234 increase in net income attributable to Old Line Bancshares, Inc. and the decline in the average number of shares outstanding.  This occurred because we repurchased 39,286 shares of common stock during the six month period ended December 31, 2008 that caused the average number of common shares outstanding to decline to 3,862,364 from 3,906,753 for the same period in 2008.

As a result of the repurchase of the 7,000 shares of preferred stock from U.S. Treasury, we will record approximately $264,000 attributable to accretion of the preferred stock during the three month period ended September 30, 2009.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Net income attributable to Old Line Bancshares increased $120,728 or 12.82% for the six months ended June 30, 2009 to $1.1 million from $941,657 for the six months ended June 30, 2008.  After inclusion of the dividends and accretion on the preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program in December 2008, net income available to common stockholders for the six month period was $857,241.  Earnings per basic and diluted common share were $0.22 for the six months ended June 30, 2009 and $0.24 for the same period in 2008.  The increase in net income was the result of a $488,882 increase in net interest income after provision for loan losses and a $645,502 increase in non-interest revenue.  This was partially offset by an $857,199 increase in non-interest expense and a $56,269 increase in income taxes.  Earnings per share decreased on a basic and diluted basis because of dividends and accretion on the preferred stock.  This was partially offset by higher earnings and because we repurchased 39,286 shares of common stock during the six month period ended December 31, 2008 that caused the average number of common shares outstanding to decline to 3,862,364 from 3,970,440 for the same period in 2008.

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

The investment securities at June 30, 2009 amounted to $37.3 million, a decrease of $273,487, or (0.73%), from the December 31, 2008 amount of $37.6 million.  Available for sale investment securities increased to $30.6 million at June 30, 2009 from $29.6 million at December 31, 2008.  The increase in the available for sale investment securities occurred because we invested funds from maturing held to maturity investment securities into available for sale investment securities.  Held to maturity securities at June 30, 2009 decreased to $6.6 million from the $8.0 million balance on December 31, 2008 because securities matured or were called during the period.  The fair value of available for sale securities included net unrealized gains of $448,185 at June 30, 2009 (reflected as unrealized gains of $271,398 in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $648,356 ($392,611 net of taxes) as of December 31, 2008.   In general, the increase in fair value was a result of maturities, decreasing market rates and changes in investment ratings.  As required under SFAS No. 115, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio

Loans secured by real estate or luxury boats comprise the majority of the loan portfolio.  Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $22.5 million or   9.74% to $253.6 million at June 30, 2009 from $231.1 million at December 31, 2008.  Commercial business loans increased by $3.7 million (5.29%), commercial real estate loans increased by $12.5 million (11.28%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $4.8 million (37.50%), real estate construction loans (primarily commercial real estate construction) increased by $2.6 million (11.11%) and consumer loans decreased by $645,000 (4.12%) from their respective balances at December 31, 2008.

During the first six months of 2009, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period.  In spite of these payoffs, we experienced a 9.74% growth in the loan portfolio.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2009 and continue to grow the loan portfolio.  However, continued deterioration in the economic climate may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)
	June 30, 2009		December 31, 2008

Real Estate
Commercial	$123,323	48.26%	$110,826	47.63%
Construction	25,963	10.16	23,422	10.07
Residential	17,610	6.89	12,820	5.51
Commercial	73,666	28.83	69,961	30.07
Consumer	14,993	5.87	15,638	6.72
	255,555	100.00%	232,667	100.00%
Allowance for loan losses	(2,339)		(1,983)
Deferred loan costs, net	429		370
	$253,645		$231,054

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

The following table outlines those construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

	6/30/09		12/31/08
Loans with interest paid from loan advances:	# of Borrowers	(000's)	# of Borrowers	(000's)
Hotels	3	$14,563	3	$8,563
Owner occupied	-	-	1	2,882
Single family acquisition & development	4	4,907	5	5,889
	7	$19,470	9	$17,334

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

With the exception of the three non-accrual loans and the one loan that is 30 days past due, all of our loans are performing in accordance with contractual terms.  Management has identified nine potential problem loans totaling $5.6 million that are complying with their repayment terms.  Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

As previously discussed in the provision for loan losses section of this report, at June 30, 2009, we had three loans totaling $1.8 million that were 90 days past due and were classified as non-accrual compared to one loan in the amount of $850,675 at December 31, 2008.

In March 2009, we reported that the borrower on an approximately $700,000 residential real estate mortgage filed bankruptcy.  After receipt of an appraisal on the property, we have restructured this loan.  In July, we charged $150,000 of the previously reported $175,000 allocated allowance to the allowance for loan losses.  The borrower has reaffirmed $550,000 of the debt and began remitting payments.  We anticipate that we will return this loan to accrual status after six months of satisfactory repayment history.  At June 30, 2009, the non-accrued interest on this loan was $22,862 none of which was included in net income for the quarter or six months ended June 30, 2009.  With the subsequent restructure of the loan we will not collect this non-accrued interest.

During the first quarter of 2008, the borrower on the second loan began remitting payments and advised us that the borrower planned to make all past due interest and principal current prior to June 30, 2009. Through October 2008, the borrower remitted regular payments plus a portion of the arrearage.  In November 2008, the borrower requested a revision to this repayment schedule with full repayment of all past due amounts to occur by May 2010.  We expect to receive payment in full on this loan.  Therefore, we do not consider it impaired and have not designated a specific allowance for this non-accrual loan.  As of June 30, 2009, the interest not accrued on this loan was $112,499 none of which was included in net income for the three or six months ended June 30, 2009.

The third loan is in the amount of approximately $239,000.  The value of the collateral is sufficient to provide repayment and we do not consider this loan impaired.  We have proceeded with foreclosure and the borrower is attempting to sell the property.  We have not designated a specific allowance for this non-accrual loan.  As of June 30, 2009, the non-accrued interest due on this loan was $15,782 none of which was included in the quarter or six month period ended June 30, 2009.

We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value.   We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure.  We charge to expense any subsequent adjustments to net realizable value.  Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis.  As of June 30, 2009 and December 31, 2008, we held no real estate acquired as a result of foreclosure.

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

As of June 30, 2009 we had no impaired loans as outlined above and one restructured loan.  Subsequent to quarter end, we restructured this loan and no longer consider it impaired.  At December 31, 2008, we had no impaired or restructured loans. A continued decline in the economy may adversely affect our asset quality.

Bank owned life insurance

In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush.  With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank.  We anticipate the earnings on these policies will pay for our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006.  Higher rates caused increased earnings during the first six months of 2009 and the cash surrender value of the insurance policies increased by $163,051.  There are no post retirement death benefits associated with the BOLI policies.

Deposits

 We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At June 30, 2009, the deposit portfolio had grown to $267.1 million, a $35.7 million or 15.43% increase over the December 31, 2008 level of $231.4 million.  Noninterest-bearing deposits increased $345,974 during the period to $40.2 million from $39.9 million primarily due to the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts.  Interest-bearing deposits grew $35.3 million to $226.9 million from $191.6 million.  Approximately $24.9 million of the increase in interest bearing deposits was in certificates of deposit, $8.6 million was in money market accounts and $1.8 million was in savings accounts.  The growth in these categories was the result of expansion of existing customer relationships and new customers.

In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network.  Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At June 30, 2009, we had $30.3 million in CDARS through the reciprocal deposit program compared to $31.8 million at December 31, 2008.  We had received $25.1 million at June 30, 2009 and $12.1 million at December 31, 2008 in deposits through the CDARS network that were not reciprocal deposits.

Borrowings

Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $32.0 million as of June 30, 2009.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $96.7 million at June 30, 2009 and $85.4 million at December 31, 2008.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, at June 30, 2009 we have provided collateral to support up to $54.4 million of borrowings.  Of this, we had borrowed $15 million at June 30, 2009 and December 31, 2008.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest-bearing Master Note with Old Line Bank.  These Master Notes re-price daily and have maturities of 270 days or less.  At June 30, 2009, Old Line Bank had $15.3 million outstanding in these short term promissory notes with an average interest rate of 0.67%.  At December 31, 2008, Old Line Bank had $17.8 million outstanding with an average interest rate of 0.45%.

At June 30, 2009 and December 31, 2008, Old Line Bank had three advances in the amount of $5 million each, from the FHLB totaling $15 million.  On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%.  Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008.  On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate.  Old Line Bank must repay this advance in full on November 23, 2010.

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

As outlined previously, as a result of increasing our membership interest in Pointer Ridge to 62.5%, we have consolidated their results of operation from the date of acquisition.  Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method.  On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At June 30, 2009 and December 31, 2008, Pointer Ridge had borrowed $6.5 million under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.5% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  We have credit lines unsecured and secured available from several correspondent banks totaling $32.0 million.  Additionally, we may borrow funds from the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell or pledge available for sale investment securities to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On June 30, 2009, we had $8.4 million in cash and due from banks, $881,352 in federal funds sold and overnight investments and $21.0 million in time deposits in other banks.  As of December 31, 2008, we had $8.8 million in cash and due from banks, $2.1 million in federal funds sold and other overnight investments and $13.3 million in time deposits in other banks.  Federal funds decreased because we deployed these funds to loans.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

During the recent period of turmoil in the financial markets, some institutions experienced large deposit withdrawals that caused liquidity problems.  We did not have any significant withdrawals of deposits or any liquidity issues.  Although we plan for various liquidity scenarios, if there is further turmoil in the financial markets or our depositors lose confidence in us, we could experience liquidity issues.

Capital

Our stockholders’ equity amounted to $43.0 million at June 30, 2009 and $42.3 million at December 31, 2008.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity increased during the six month period by net income available to common stockholders of $857,241.  The $90,584 adjustment for stock based compensation awards also increased stockholders’ equity.  These items were partially offset by the $205,144 dividend and accretion discount on the preferred stock issued to the U.S. Treasury and the $121,213 after tax unrealized loss on available for sale securities.  By all regulatory measures, we remain well capitalized even after repurchase of the preferred stock from the U.S. Treasury.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2009 and December 31, 2008, are as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$16,962	$23,074
Real estate-undisbursed development and construction	16,981	21,981
Consumer Lines including undisbursed home equity lines of credit	10,275	6,379

	$44,218	$51,434
Standby letters of credit	$1,023	$1,583

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Old Line Bancshares generally requires collateral to support financial instruments with credit risk on the same basis as it does for on-balance sheet instruments. The collateral is based on management's credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee.  Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition.  These lines generally have variable interest rates.  Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements.  We evaluate each customer's credit-worthiness on a case-by-case basis. During this period of economic turmoil, we have re-evaluated many of our commitments to extend credit.  Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments.  We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Commitments for real estate development and construction, which totaled $17.0 million, or 38.46% of the $44.2 million of outstanding commitments at June 30, 2009, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended June 30, 2009

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$2,811,000	3.68%	3.31%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	15,376	0.02	0.02
Loans	7,724	0.01	0.01
Total tax equivalent adjustment	23,100	0.03	0.03
Tax equivalent interest yield	$2,834,100	3.71%	3.34%

Three months ended June 30, 2008

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$2,359,838	3.92%	3.30%
Tax equivalent adjustment
Federal funds sold	496	0.02	0.01
Investment securities	12,124	0.01	0.02
Loans	-	-	-
Total tax equivalent adjustment	12,620	0.03	0.03
Tax equivalent interest yield	$2,372,458	3.95%	3.33%

Six months ended June 30, 2009

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$5,463,253	3.68%	3.28%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	32,300	0.02	0.02
Loans	7,724	0.01	0.01
Total tax equivalent adjustment	40,024	0.03	0.03
Tax equivalent interest yield	$5,503,277	3.71%	3.31%

Six months ended June 30, 2008

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$4,589,371	3.87%	3.18%
Tax equivalent adjustment
Federal funds sold	3,312	0.01	0.01
Investment securities	27,144	0.02	0.02
Loans	-	-	-
Total tax equivalent adjustment	30,456	0.03	0.03
Tax equivalent interest yield	$4,619,827	3.90%	3.21%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including branch and market expansion, statements regarding anticipated changes in revenue, expenses and income, continued improvement in our net interest margin, our expectation that Pointer Ridge will operate at a slight loss for the remainder of 2009, future sources of earnings/income, strategic opportunities, anticipated growth in customer relationships, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, losses on and our intentions with respect to our investment securities, losses on non-accrual loans and anticipated return of loan to accrual status, resolution of non-performing and past-due loans, interest rate sensitivity, the expected income from new branches offsetting related expenses, expected opening of our tenth branch, earnings on BOLI, stockholder benefits from the repurchase of the preferred stock issued under TARP, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2008.

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

Item 4.                      Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2009.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

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

None

Item 3.               Defaults Upon Senior Securities

None

Item 4.               Submission of Matters to a Vote of Security Holders

(a) Old Line Bancshares, Inc. held its annual meeting of stockholders on May 28, 2009.

(b)
At the annual meeting Charles A. Bongar, Jr., Nancy L. Gasparovic, Frank Lucente, Jr., and John M. Suit, II were elected to serve a three-year term expiring upon the date of Old Line Bancshares, Inc.’s 2012 Annual Meeting.  The term of office of the following directors continued after the meeting:

Term Expiring at 2010 Annual Meeting
James W. Cornelsen
John P. Davey
Daniel W. Deming
James F. Dent
John D. Mitchell

Term Expiring at 2011 Annual Meeting
Craig E. Clark
Gail D. Manuel
Gregory S. Proctor, Jr.
Suhas R. Shah

(c)	1. The following individuals were nominees for the Board of Directors for a term to expire at the 2012 Annual Meeting. The number of votes for or withheld for each nominee was as follows:

	For	Withheld	Total
Charles A. Bongar, Jr.	3,388,344	40,448	3,428,792
Nancy L. Gasparovic	3,073,851	354,941	3,428,792
Frank Lucente, Jr.	3,387,344	41,448	3,428,792
John M. Suit, II	3,388,344	40,448	3,428,792

2.      Votes were cast to ratify the appointment of Rowles & Company, LLP as independent public accountants to audit the financial statements of Old Line Bancshares, Inc. for 2009 as follows:

For	Against	Abstain	Broker Non-Votes	Total
3,098,367	6,750	323,675	-	3,428,792

3.      Non-binding advisory votes were cast on the overall compensation of Old Line Bank’s executives as described in the “Executive Compensation” section of the Proxy Statement for the 2009 Annual Meeting of Stockholders as follows:

For	Against	Abstain	Broker Non-Votes	Total
2,543,815	455,247	429,730	-	3,428,792

Item 5.               Other Information

None

Item 6.               Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: August 5, 2009	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date August 5, 2009	By:	/s/ Christine M. Rush
Christine M. Rush, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)