Form 10-Q
period 2009-09-30
OLD LINE BANCSHARES INC
filed 2009-11-09
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐      No ☑
As of October 31, 2009, the registrant had 3,862,364 shares of common stock outstanding.

Part I. Financial Information

Item 1.	Financial Statements
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets
Cash and due from banks	$10,705,211	$8,823,170
Federal funds sold	52,976	2,140,525

Total cash and cash equivalents	10,758,187	10,963,695
Time deposits in other banks	16,403,920	13,267,000
Investment securities available for sale	29,871,265	29,565,976
Investment securities held to maturity	6,198,980	8,003,391
Loans, less allowance for loan losses	262,350,195	231,053,618
Restricted equity securities at cost	2,957,650	2,126,550
Premises and equipment	15,149,716	12,388,046
Accrued interest receivable	1,114,818	1,091,560
Prepaid income taxes	—	35,649
Bank owned life insurance	8,341,566	8,096,039
Other assets	929,314	1,139,101

Total assets	$354,075,611	$317,730,625

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$40,886,676	$39,880,119
Interest-bearing	237,521,579	191,550,521

Total deposits	278,408,255	231,430,640
Short-term borrowings	15,653,411	17,773,934
Long-term borrowings	21,474,069	21,531,133
Accrued interest payable	675,643	625,446
Income tax payable	413	—
Deferred income taxes	100,105	65,651
Other liabilities	1,347,704	4,012,968

Total liabilities	317,659,600	275,439,772

Stockholders’ equity
Preferred stock, par value $0.01 per share and additional paid in capital; 7,000 shares issued and outstanding in 2008	—	6,703,591
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 3,862,364 in 2009 and 2008	38,624	38,624
Additional paid-in capital	29,021,473	28,838,810
Warrants to purchase 141,892 shares of common stock	—	301,434
Retained earnings	6,148,084	5,411,772
Accumulated other comprehensive income	507,889	392,611

Total Old Line Bancshares, Inc. stockholders’ equity	35,716,070	41,686,842
Noncontrolling interest	699,941	604,011

Total stockholders’ equity	36,416,011	42,290,853

Total liabilities and stockholders’ equity	$354,075,611	$317,730,625

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest revenue
Loans, including fees	$3,952,742	$3,642,695	$11,343,471	$10,620,360
U.S. Treasury securities	—	17,052	7,230	58,237
U.S. government agency securities	75,672	40,319	262,862	90,026
Mortgage backed securities	276,302	96,203	800,666	209,053
Municipal securities	20,809	23,883	64,808	72,694
Federal funds sold	233	85,110	973	257,079
Other	66,360	31,262	241,390	125,213

Total interest revenue	4,392,118	3,936,524	12,721,400	11,432,662

Interest expense
Deposits	1,153,366	1,256,945	3,499,621	3,773,591
Borrowed funds	252,263	202,894	772,037	593,015

Total interest expense	1,405,629	1,459,839	4,271,658	4,366,606
Net interest income	2,986,489	2,476,685	8,449,742	7,066,056
Provision for loan losses	210,000	180,000	760,000	345,000

Net interest income after provision for loan losses	2,776,489	2,296,685	7,689,742	6,721,056

Non-interest revenue
Service charges on deposit accounts	66,615	78,533	225,495	230,737
Net gains on sales of investment securities	634	—	158,551	—
Earnings on bank owned life insurance	95,322	90,895	282,937	273,609
Income (loss) on investment in real estate LLC	—	(7,737)	—	5,904
Loss on disposal of assets	(4,803)	—	(4,803)	—
Other fees and commissions	210,640	47,419	844,828	191,958

Total non-interest revenue	368,408	209,110	1,507,008	702,208

Non-interest expense
Salaries	1,075,572	822,131	2,851,559	2,308,762
Employee benefits	242,778	222,607	760,624	723,965
Occupancy	306,871	286,729	773,177	837,438
Equipment	96,004	81,771	258,398	228,437
Data processing	90,821	67,163	247,812	193,042
Other operating	572,065	348,886	1,826,919	1,014,822

Total non-interest expense	2,384,111	1,829,287	6,718,489	5,306,466

Income before income taxes	760,786	676,508	2,478,261	2,116,798
Income taxes	257,512	243,115	812,414	741,748

Net Income	503,274	433,393	1,665,847	1,375,050
Less: Net Income attributable to the noncontrolling interest	(4,258)	—	95,930	—

Net Income attributable to Old Line Bancshares, Inc.	507,532	433,393	1,569,917	1,375,050
Preferred stock dividends and discount accretion	280,849	—	485,993	—

Net income available to common stockholders	$226,683	$433,393	$1,083,924	$1,375,050

Basic earnings per common share	$0.06	$0.11	$0.28	$0.35
Diluted earnings per common share	$0.06	$0.11	$0.28	$0.35
Dividend per common share	$0.03	$0.03	$0.09	$0.09
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2009
(Unaudited)

	Preferred					Accumulated
	Stock			Additional		other
	&	Common stock		paid-in	Retained	comprehensive	Comprehensive	Noncontrolling
	Warrants	Shares	Par value	capital	earnings	income	income	Interest

Balance, December 31, 2008	7,005,025	3,862,364	$38,624	$28,838,810	$5,411,772	$392,611	—	$604,011
Net income attributable to Old Line Bancshares, Inc.	—	—	—	—	1,569,917	—	1,569,917	—
Unrealized loss on securities available for sale, net of income tax benefit of $75,091	—	—	—	—	—	115,278	115,278	—

Comprehensive income	—	—	—	—	—	—	$1,685,195	—

Net income attributable to noncontrolling interest	—	—	—	—	—	—		95,930
Stock based compensation awards	—	—	—	106,230	—	—		—
Common stock cash dividend $0.09 per share	—	—	—	—	(347,612)	—		—
Repayment of preferred stock and warrant	(7,301,433)	—	—	76,433	—	—		—
Preferred stock dividend and accretion	296,408	—	—	—	(485,993)	—		—

Balance, September 30, 2009	$—	3,862,364	$38,624	$29,021,473	$6,148,084	$507,889		$699,941

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2009	2008

Cash flows from operating activities
Interest received	$12,705,525	$11,337,320
Fees and commissions received	1,102,930	452,155
Interest paid	(4,221,461)	(4,406,736)
Cash paid to suppliers and employees	(8,533,195)	(5,257,879)
Income taxes paid	(816,988)	(958,572)

	236,811	1,166,288

Cash flows from investing activities
Net change of time deposits in other banks	(3,136,920)	2,000,000
Purchase of investment securities
Held to maturity	—	(8,237,285)
Available for sale	(9,936,282)	(5,534,900)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	1,809,595	693,467
Available for sale at maturity or call	5,912,538	6,178,534
Available for sale, sold	3,994,289	—
Loans made, net of principal collected	(31,996,060)	(21,911,029)
Purchase of equity securities	(831,100)	(46,300)
Investment in real estate LLC	—	(50)
Purchase of premises, equipment and software	(3,271,907)	(892,856)

	(37,455,847)	(27,750,419)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	40,615,700	34,182,473
Other deposits	6,361,915	402,184
(Decrease) increase in short-term borrowings	(2,120,523)	6,962,952
Decrease in long-term borrowings	(57,064)	—
Repurchase of common stock	—	(1,749,167)
Redemption of preferred stock and warrants	(7,225,000)	—
Cash dividends paid-preferred stock	(213,888)	—
Cash dividends paid-common stock	(347,612)	(354,459)

	37,013,528	39,443,983

Net increase (decrease) in cash and cash equivalents	(205,508)	12,859,852

Cash and cash equivalents at beginning of year	10,963,695	12,994,168

Cash and cash equivalents at end of year	$10,758,187	$25,854,020

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Nine Months Ended September 30,	2009	2008

Reconciliation of net income to net cash provided by operating activities
Net income	$1,665,847	$1,375,050

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	510,237	311,780
Provision for loan losses	760,000	345,000
Change in deferred loan fees net of costs	(60,517)	(23,543)
Net gains on sale of securities	(158,551)	—
Amortization of premiums and discounts	67,900	2,408
Deferred income taxes	(40,636)	(27,207)
Stock based compensation awards	106,230	84,621
(Income) loss from investment in real estate LLC	—	(5,904)
Increase (decrease) in
Accrued interest payable	50,197	(40,130)
Income tax payable	413	—
Other liabilities	(2,640,960)	(119,074)
Decrease (increase) in
Accrued interest receivable	(23,258)	(74,206)
Bank owned life insurance	(245,527)	(244,099)
Prepaid income taxes	35,649	—
Other assets	209,787	(418,408)

	$236,811	$1,166,288

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

Accounting Standards Codification-The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, ASC became FASB’s officially recognized source of authoritative United States (U.S.) generally accepting accounting principles (GAAP) applicable to all public and non-public, non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2009	Cost	Gains	Losses	Fair Value

Available for sale
U.S. government agency	$7,564,710	$198,739	$(20,429)	$7,743,020
Municipal securities	2,231,664	49,959	(371)	2,281,252
Mortgage-backed	19,236,168	610,825	—	19,846,993

	$29,032,542	$859,523	$(20,800)	$29,871,265

Held to maturity
Municipal securities	$300,801	$6,879	$—	$307,680
Mortgage-backed	5,898,179	321,862	—	6,220,041

	$6,198,980	$328,741	$—	$6,527,721

December 31, 2008

Available for sale
U.S. government agency	$10,578,928	$318,722	$—	$10,897,650
Municipal securities	2,425,036	21,547	(3,105)	2,443,478
Mortgage-backed	15,913,656	311,457	(265)	16,224,848

	$28,917,620	$651,726	$(3,370)	$29,565,976

Held to maturity
U.S. Treasury	$499,942	$7,089	$—	$507,031
Municipal securities	300,866	194	(2,753)	298,307
Mortgage-backed	7,202,583	227,092	—	7,429,675

	$8,003,391	$234,375	$(2,753)	$8,235,013

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
2.	INVESTMENT SECURITIES (Continued)

As of September 30, 2009, securities with unrealized losses segregated by length of impairment were as follows:

	Fair	Unrealized
September 30, 2009	Value	Losses

Unrealized losses less than 12 months
U.S. government agency	$2,004,960	$20,429
Municipal securities	200,300	371
Mortgage-backed	—	—

Total unrealized losses less than 12 months	2,205,260	20,800

Unrealized losses greater than 12 months
U.S. government agency	$—	$—
Municipal securities	—	—
Mortgage-backed	—	—

Total unrealized losses greater than 12 months	—	—

Total unrealized losses
U.S. government agency	$2,004,960	$20,429
Municipal securities	200,300	371
Mortgage-backed	—	—

Total unrealized losses	2,205,260	20,800

We consider all unrealized losses on securities as of September 30, 2009 to be temporary losses because we will receive face value for the security at or prior to maturity. We have the ability and intent to hold the securities in the table above until they mature, at which time we will receive full value for the securities. As of September 30, 2009, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated income statement.

In the three and nine month periods ended September 30, 2009, we recorded gross realized gains of $634 and $163,674, respectively from the sale of available-for-sale securities. There were no recorded realized or unrealized gains or losses in the three month period ended September 30, 2009. We recorded a $5,123 realized loss in the nine month period and no unrealized gains or losses.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
2.	INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at September 30, 2009 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage backed securities based on maturity date. However, we receive payments on a monthly basis.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2009	cost	Value	cost	Value

Maturing
Within one year	$2,644,427	$2,674,580	$—	$—
Over one to five years	6,591,921	6,765,016	99,915	100,186
Over five to ten years	6,265,403	6,550,543	2,416,655	2,534,280
Over ten years	13,530,791	13,881,126	3,682,410	3,893,255

	$29,032,542	$29,871,265	$6,198,980	$6,527,721

Pledged securities	$—	$—	$—	$—

3.	POINTER RIDGE OFFICE INVESTMENT, LLC

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge. The effective date of the purchase was November 1, 2008. As a result of this purchase, we own 62.5% of Pointer Ridge and consolidated their results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC
Balance Sheets

	September 30,	December 31,
	2009	2008
Current assets	$887,794	$540,105
Non-current assets	7,472,675	7,619,352
Liabilities	6,493,960	6,548,760
Equity	1,866,509	1,610,697

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statements of Income
Revenue	$251,274	$265,181	$1,032,235	$754,427
Expenses	262,630	280,655	776,423	742,619

Net income (loss)	$(11,356)	$(15,474)	$255,812	$11,808

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
4.	INCOME TAXES

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
5.	EARNINGS PER COMMON SHARE

Effective January 1, 2009, we adopted the new authoritative accounting guidance under FASB ASC Topic 260, Earnings Per Share, which provides that non-vested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We have determined that our outstanding non-vested stock awards are not participating securities. We determine basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive effect to stock dividends.

We calculate diluted earnings per common share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average number of shares	3,862,364	3,880,460	3,862,364	3,940,228
Dilutive average number of shares	9,159	1,324	6,857	2,742
6.	STOCK-BASED COMPENSATION

We account for employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. We recognize compensation expense related to stock-based compensation awards in our income statements over the period during which an individual is required to provide service in exchange for such award. For the nine months ended September 30, 2009 and 2008, we recorded stock-based compensation expense of $106,230 and $84,621 respectively. For the three months ended September 30, 2009 and 2008, we recorded stock-based compensation expense of $15,646 and $19,821, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). For the nine months ended September 30, 2009, we recognized an $8,298 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options. For the three months ended September 30, 2009 and for the three and nine months ended September 30, 2008, there were no non-qualified options included in the expense calculation.

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
respective vesting period. At September 30, 2009, there was $51,342 of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next 3 years. As of September 30, 2009, there were 71,530 shares remaining available for future issuance under the stock option plans. Directors and officers did not exercise any options during the three or nine month periods ended September 30, 2009 or 2008.

A summary of the stock option activity during the nine month period follows:

		September 30,
	2009		2008
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	236,620	$9.09	216,920	$9.37
Options granted	62,650	6.30	37,300	7.75
Options forfeited	—	—	(14,000)	11.09

Outstanding, end of period	299,270	$8.50	240,220	$9.02

Information related to options as of September 30, 2009 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	September 30, 2009	term	price	September 30, 2009	price
$3.33- $4.80	19,800	1.66	$3.83	19,800	$3.83
$4.81- $6.50	72,550	8.49	6.12	38,784	5.95
$6.51- $8.00	37,300	8.34	7.75	24,866	7.75
$8.01- $10.50	159,620	6.01	10.20	159,620	10.20
$10.51- $11.31	10,000	7.61	10.85	4,000	10.85

	299,270	6.67	$8.50	247,070	$8.79

Intrinsic value of outstanding options where the market value exceeds the exercise price		$69,799
Intrinsic value of exercisable options where the market value exceeds the exercise price		$67,097

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
7.	RETIREMENT PLAN

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of employee eligible compensation. Our contributions to the plan, included in employee benefit expenses, for the nine months ended September 30, 2009 and 2008 were $99,106, and $100,273 respectively. Old Line Bank’s contributions to the plan for the three months ended September 30, 2009 and 2008 were $35,485 and $33,280, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the nine month periods ended September 30, 2009 and 2008 were $91,738 and $89,434, respectively. The SERP expense for the three month periods ended September 30, 2009 and 2008 were $30,569 and $29,812 respectively. The SERPs are non-qualified defined benefit pension plans that we have not funded.
8.	FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. The Bank values investment securities classified as available for sale at fair value. The fair value hierarchy established in FASB ASC Topic 820 defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs.

We value investment securities classified as available for sale at fair value on a recurring basis. We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2. At September 30, 2009, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value	Level 1	Level 2	Level 3
	September 30, 2009	Inputs	Inputs	Inputs
Investment securities available for sale	$29,871	$7,743	$22,128	$—

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
9.	NEW AUTHORITATIVE ACCOUNTING GUIDANCE

As discussed in Note-1 Summary of Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public, non-governmental entities, superseding existing FASB, ACIPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies, citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure.

FASB ASC Topic 260-Earnings Per Share. On January 1, 2009, we adopted new authoritative accounting guidance under FASB ASC Topic 260-Earnings Per Share which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and entities shall include these participating securities in the computation of earnings per share pursuant to the two-class method. As outlined in Note 5-Earnings Per Share, we adopted ASC Topic 260 and it did not have any impact on our consolidated results of operations or financial position.

FASB ASC Topic 320-Investments-Debt and Equity Securities. New authoritative accounting guidance under ASC Topic 320-Investments-Debt and Equity Securities (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, entities that deem that the declines in the fair value of held-to-maturity and available-for-sale securities below their cost are other than temporary will reflect these other than temporary losses in earnings as realized losses to the extent the impairment is related to credit losses. Entities will record the amount of the impairment related to other factors in other comprehensive income. ASC Topic 320 became effective for interim and annual reporting periods ended after June 15, 2009. Adoption of this new guidance did not have a material impact on our consolidated results of operations or financial position.

FASB ASC Topic 715-Compensation Retirement Benefits. New authoritative guidance under ASC Topic 715-Compensation Retirement Benefits provides guidance related to an employer’s disclosure about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how managers of the plan make allocation decisions, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. ASC Topic 715 becomes effective for financial statements beginning with the financial statements for the year ended December 31, 2009 and we do not anticipate that it will have a material impact on our consolidated results of operations or financial position.

FASB ASC Topic 805- Business Combinations. The new authoritative guidance under ASC Topic 805 Business Combinations became applicable to how we account for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. The acquirer must recognize and measure at fair value contingent consideration when the acquirer can determine the amount of that consideration beyond a reasonable doubt. The fair value approach replaces the cost-allocation process required under previous accounting guidance

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
9.	NEW AUTHORITATIVE ACCOUNTING GUIDANCE (Continued)

whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires the acquirer to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. If the acquirer cannot reasonably estimate the value of the asset or liability, the acquirer would generally recognize the value of the asset or liability in accordance with ASC Topic 450-Contingencies. Under ASC Topic 805, in order for the acquirer to accrue for a restructuring plan in purchase accounting it must meet the requirements of ASC Topic 420-Exit or Disposal Cost Obligations. The acquirer is to recognize contingencies at fair value, unless the contingencies are not likely to materialize, in which case, the acquirer should not recognize anything in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450-Contingencies. We did not have any business combination closing on or after January 1, 2009 and the adoption of ASC Topic 805 did not impact our consolidated results of operations or financial condition.

FASB ASC Topic 810-Consolidation. New authoritative guidance under ASC Topic 810 amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that the consolidated entity should report as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income be reported at amounts attributable to both the parent and non-controlling interest. It also requires disclosure, on the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. ASC Topic 810 became effective on January 1, 2009, and it affected the way we reported the non-controlling interest in Pointer Ridge, but it did not have a material impact on our consolidated results of operations or financial position.

Further new authoritative guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled though voting (or similar rights) should be consolidated. ASC Topic 810 requires a company to determine whether to consolidate an entity based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative guidance under ASC Topic 810 will be effective January 1, 2010 and we do not expect that it will have a material impact on our consolidated results of operations or financial position.

FASB ASC Topic 820-Fair Value Measurements and Disclosures. New authoritative guidance under ASC Topic 820-Fair Value Measurements and Disclosures affirms that the objective of fair value when the market for an asset is not active is the price that the company would receive to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there is a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not have a material impact on our consolidated results of operations or financial position.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity must measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets,

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
9.	NEW AUTHORITATIVE ACCOUNTING GUIDANCE (Continued)
(iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative guidance under ASC Topic 820 will be effective for our financial statements beginning October 1, 2009 and we do not expect that it will have a significant impact on our consolidated results of operations or financial position.
FASB ASC Topic 825-Financial Instruments. New authoritative accounting guidance under ASC Topic 825 Financial Instruments requires an entity to provide disclosures about fair value of financial instruments in interim financial information and amends prior guidance to require these disclosures in summarized financial information at interim reporting periods. We include the new interim disclosures required under Topic 825 in Note 8-Fair Value Measurements.

FASB ASC Topic 855-Subsequent Events. New authoritative guidance under ASC Topic 855 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before an entity issues financial statements or the entity has the financial statements available for issuance. ASC Topic 855 defines (i) the period after the balance sheet during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This new authoritative guidance under ASC Topic 855 became effective for financial statements for periods ending after June 15, 2009 and did not have a material impact on our consolidated results of operation or financial position.

FASB ASC Topic 860-Transfers and Servicing. New authoritative guidance under ASC Topic 860-Transfers and Servicing amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred, financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative guidance under ASC Topic 860 will be effective January 1, 2010 and we do not expect that it will have a material impact on our consolidated results of operation or financial position.

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
Summary of Recent Performance and Other Activities
     During one of the most challenging economic periods in the last thirty years, we are pleased to report continued profitability for the third quarter of 2009. Net income available to common stockholders was $226,683 or $0.06 per basic and diluted common share for the three month period ending September 30, 2009. This was $206,710 or 47.70% lower than net income available to common stockholders of $433,393 or $0.11 per basic and diluted common share for the same period in 2008. Net income available to common stockholders for the nine month period ended September 30, 2009 was $1.1 million or $0.28 per basic and diluted common share. This represented a decrease of $291,126 or 21.17% compared to net income available to common stockholders of $1.4 million or $0.35 per basic and diluted common share for the nine months ended September 30, 2008.
     During the first nine months of 2009, the following events occurred.
•	We maintained asset quality with total non-performing assets of $1.6 million (0.45% of total assets) and 4 other loans in the amount of approximately $153,000 past due between 30 and 89 days at quarter end.

•	We increased the provision for loan losses by $415,000 from $345,000 to $760,000.

•	The loan portfolio grew $31.0 million or 13.41%.

•	Total deposits grew $47.0 million or 20.31%.

•	We maintained liquidity and by all regulatory measures remained “well capitalized”.

•	We recognized an increase in earnings on our investment in Pointer Ridge of approximately $160,000 inclusive of a non-recurring lease termination fee of approximately $158,000 recognized in the quarter ended March 31, 2009.

•	We recorded an approximately $159,000 gain from sale on investments.

•	We incurred a $326,000 increase in FDIC insurance premiums inclusive of a $149,748 special assessment.

•	We repurchased from the U.S. Treasury 7,000 shares of preferred stock and the warrant to purchase 141,892 share of our common stock that we issued to them in December 2008.

•	We opened new branch locations in Crofton and Glen Dale, Maryland and moved our Greenbelt location to a permanent building.
     In an economic climate that continues to present a multitude of challenges to us, many of our peer banks and our customers, we are very satisfied with our performance. We believe that it was an accomplishment to maintain profitability and asset quality in an extremely challenging environment while incurring increased FDIC insurance cost, increased operating costs associated with the new branches and a $415,000 increase in the loan loss provision for the nine month period.
     The following summarizes the highlights of our financial performance for the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2009	2008	$ Change	% Change
Net income available to common stockholders	$227	$433	$(206)	(47.58)%
Interest revenue	4,392	3,937	455	11.56
Interest expense	1,406	1,460	(54)	(3.70)
Net interest income after provision for loan losses	2,777	2,297	480	20.90
Non-interest revenue	368	209	159	76.08
Non-interest expense	2,384	1,829	555	30.34
Average total loans	260,563	223,183	37,380	16.75
Average interest earning assets	309,189	259,704	49,485	19.05
Average total interest-bearing deposits	226,719	171,862	54,857	31.92
Average noninterest-bearing deposits	39,760	35,866	3,894	10.86
Net interest margin (1)	3.89%	3.81%
Return on average equity	5.37%	5.04%
Basic earnings per common share	$0.06	$0.11	$(0.05)	(45.45)
Diluted earnings per common share	0.06	0.11	(0.05)	(45.45)

(1)	See “Reconciliation of Non-GAAP Measures”

The following outlines the highlights of our financial performance for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008.

	Nine months ended September 30,
	(Dollars in thousands)
	2009	2008	$ Change	% Change
Net income available to common stockholders	$1,084	$1,375	$(291)	(21.16)%
Interest revenue	12,721	11,433	1,288	11.27
Interest expense	4,272	4,367	(95)	(2.18)
Net interest income after provision for loan losses	7,690	6,721	969	14.42
Non-interest revenue	1,507	702	805	114.67
Non-interest expense	6,718	5,306	1,412	26.61
Average total loans	251,428	213,755	37,673	17.62
Average interest earning assets	302,587	245,186	57,401	23.41
Average total interest-bearing deposits	214,289	158,310	55,979	35.36
Average noninterest-bearing deposits	38,451	35,730	2,721	7.62
Net interest Margin (1)	3.77%	3.87%
Return on average equity	5.22%	5.34%
Basic earnings per common share	$0.28	$0.35	$(0.07)	(20.00)
Diluted earnings per common share	0.28	0.35	(0.07)	(20.00)

(1)	See “Reconciliation of Non-GAAP Measures”
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
     We opened a branch at 167-U Jennifer Road, Annapolis, Maryland in Anne Arundel County in September 2008. We hired the staff for this branch during the months of August and September of 2008. In February 2008, we opened a branch in Prince George’s County at 9658 Baltimore Avenue, College Park, Maryland in the same building as the loan production office that houses our team of loan officers. We hired the Branch Manager and staff for this location in February 2008. On July 1, 2009, we opened a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County. During July and August of 2009, we hired the staff for this location. In October 2009, we opened our branch in the Fairwood Office Park located at 12100 Annapolis Road, Suite 1, Glen Dale, Maryland. We hired the staff for this location during the third quarter of 2009.
     We believe with these 10 branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we are positioned to focus our future efforts on improving earnings per share and enhancing stockholder value by capitalizing on the many opportunities available in the market.

     As previously reported, in December 2008, we increased our ownership in Pointer Ridge Office Investment, LLC from 50.0% to 62.5%. As a result, we now consolidate their results of operations and financial performance. This consolidation caused an approximately $479,000 increase in non-interest revenue, a $311,000 increase in interest expense, a $393,000 reduction in occupancy expense and a $73,000 increase in non-interest expense.
     Although the current economic climate continues to present significant challenges for our industry, we anticipate the bank will experience loan and deposit growth during the remainder of 2009 and beyond. We do expect that the current economic climate will cause a slower rate of loan growth in the future than we have historically experienced. Although we remain cautiously optimistic that we will continue to successfully navigate through this difficult period, we also recognize that we are not immune to losses in our loan portfolio as even our strong borrowers continue to cope with declining revenues, diminishing cash flows and depreciating collateral values in their businesses. Therefore, we may have to continue to increase our loan loss provisions.
     With the opening of the Fairwood branch as discussed above, we have substantially completed our current branch expansion. Accordingly, we don’t anticipate opening any additional branches in the immediate future, although should we identify new branch locations that will support our long term growth plans we may open additional branches.
     Because of the new branches, we anticipate salaries and benefits expenses and other operating expenses will increase during the remainder of 2009 and in 2010. We anticipate that, over time, income generated from the branches will offset any increase in expenses. We also expect that for the remainder of 2009 Pointer Ridge will operate at a slight loss.
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
     Repayment of Troubled Asset Relief Program (TARP) Investment
     On July 15, 2009, we repurchased from the U.S. Treasury 7,000 shares of preferred stock that we issued to them in December 2008 under the U.S. Treasury’s Capital Purchase Program through the Troubled Asset Relief Program. We paid the U.S. Treasury $7,058,333 to repurchase the preferred stock which reflects the liquidation value of the preferred stock and $58,333 of accrued but unpaid dividends. As a result of this repurchase, we recorded approximately $281,000 for the remaining dividend due and the accretion of the preferred stock during the three month period ended September 30, 2009. For the nine month period ended September 30, 2009, we recorded approximately $486,000 for the dividend due and the accretion of the preferred stock. After careful consideration, we determined that we would repay the U.S. Treasury and believe this repayment will be in the best long term interest of our stockholders. We have also repurchased at a fair market value of $225,000 the warrant to purchase 141,892 shares of our common stock that was issued to the U.S. Treasury in conjunction with the issuance of the preferred stock.

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
Three months ended September 30, 2009 compared to three months ended September 30, 2008
     Net interest income after provision for loan losses for the three months ended September 30, 2009 increased $479,804 or 20.89% to $2.8 million from $2.3 million for the same period in 2008.
     Interest revenue increased from $3.9 million for the three months ended September 30, 2008 to $4.4 million for the same period in 2009. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest-bearing liabilities and the interest yield on interest bearing liabilities declining at a faster rate than the interest yield on interest bearing assets. The increase in interest bearing assets was primarily caused by a $37.4 million increase in average total loans and a $20.3 million increase in average total investment securities. In order to fund this loan growth, we deployed funds from lower yielding federal funds sold. The growth in average total loans was attributable to the business development efforts of the entire Old Line Bank lending team and directors and the expansion of our branch network. We believe that the expansion of our branch network provides us with increased name recognition and new opportunities that contributed to our growth. The growth in interest bearing assets was partially offset by a 32 basis point decrease in the yield on investment securities and a 41 point decline in the yield on the loan portfolio.
     Interest expense for all interest-bearing liabilities decreased $54,210 or 3.71% to $1.4 million for the three months ended September 30, 2009. This was primarily attributable to an 88 basis point decrease in the cost of interest-bearing deposits. This decrease in the cost of interest-bearing deposits was partially offset by a $54.8 million increase in average interest bearing deposits and a 63 basis point increase in the cost of borrowed funds. The consolidation of Pointer Ridge’s assets, liabilities, and equity caused the increase in the cost of borrowed funds. We also used overnight federal funds borrowing during the period. As a result of these items, our net interest margin was 3.89% for the three months ended September 30, 2009, as compared to 3.81% for the three months ended September 30, 2008.

The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended September 30, 2009 and 2008, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended September 30,	2009			2008
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$434,238	$233	0.21%	$17,066,658	$86,739	2.02%
Time deposits in other banks	10,513,525	48,522	1.83	1,539,007	11,083	2.86
Investment securities(1)(2)
U.S. Treasury	—	—	—	2,000,219	18,035	3.58
U.S. government agency	7,568,260	80,034	4.20	4,252,471	42,643	3.98
Mortgage backed securities	25,968,160	276,302	4.22	8,478,144	96,203	4.50
Municipal securities	2,455,492	31,323	5.06	2,872,573	38,626	5.33
Other	3,976,513	18,047	1.80	2,093,391	20,627	3.91

Total investment securities	39,968,425	405,706	4.03	19,696,798	216,134	4.35

Loans: (1) (3)
Commercial	75,254,258	1,063,052	5.60	65,730,075	1,098,186	6.63
Mortgage	169,750,186	2,707,705	6.33	141,040,659	2,320,927	6.53
Consumer	15,558,258	211,507	5.39	16,411,781	223,582	5.40

Total loans	260,562,702	3,982,264	6.06	223,182,515	3,642,695	6.48
Allowance for loan losses	2,290,316	—		1,780,801	—

Total loans, net of allowance	258,272,386	3,982,264	6.12	221,401,714	3,642,695	6.53

Total interest earning assets(1)	309,188,574	4,436,725	5.69	259,704,177	3,956,651	6.04

Non-interest bearing cash	7,567,129			4,095,686
Premises and equipment	14,717,765			4,558,753
Other assets	10,094,330			11,382,635

Total assets	$341,567,798			$279,741,251

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$7,058,391	6,611	0.37	$6,891,844	10,271	0.59
Money market and NOW	34,630,956	47,773	0.55	34,783,690	77,031	0.88
Other time deposits	185,029,565	1,098,982	2.36	130,186,143	1,169,643	3.56

Total interest-bearing deposits	226,718,912	1,153,366	2.02	171,861,677	1,256,945	2.90
Borrowed funds	35,187,194	252,263	2.84	36,418,106	202,894	2.21

Total interest-bearing liabilities	261,906,106	1,405,629	2.13	208,279,783	1,459,839	2.78

Noninterest-bearing deposits	39,760,199			35,866,273

	301,666,305			244,146,056
Other liabilities	1,721,983			1,455,087
Noncontrolling interest	700,862			—
Stockholders’ equity	37,478,648			34,140,108

Total liabilities and stockholders’ equity	$341,567,798			$279,741,251

Net interest spread(1)			3.56			3.26

Net interest income and Net interest margin(1)		$3,031,096	3.89%		$2,496,812	3.81%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these investments. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Average non-accruing loans for the three month periods ended September 30, 2009 and 2008 were $1,623,984 and $934,705, respectively.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     Net interest income after provision for loan losses for the nine months ended September 30, 2009 amounted to $7.7 million, which was $1.0 million or 14.93% greater than the 2008 level of $6.7 million. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest-bearing liabilities. A decline in interest rates on these interest earning assets partially offset this growth. The interest rate on interest bearing deposits also declined at a faster rate than the rate on interest earning assets. Changes in the federal funds rate and the prime rate affect the interest rates on interest earning assets, net interest income and net interest margin.
     The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter, 175 basis points in the fourth quarter and at year end 2008 was 3.25%. During the first nine months of 2009, the prime interest rate remained unchanged at 3.25% for the entire period. The intended federal funds rate has also moved in a similar manner to the prime interest rate. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 to 200 basis points in the fourth quarter and ended the year of 2008 at zero to 0.25%. During the first nine months of 2009, the intended federal funds rate remained at zero to 0.25% for the entire period.
     We offset the effect on net interest income caused by these declines in interest rates primarily by growing total average interest earning assets $57.4 million to $302.6 million for the nine months ended September 30, 2009 from $245.2 million for the nine months ended September 30, 2008. The growth in interest earning assets derived primarily from a $37.6 million increase in total loans, a $22.3 million growth in investment securities and a $11.7 million increase in time deposits in other banks. The growth in net interest income that derived from the increase in total average interest earning assets was also offset by growth in interest bearing deposits which grew to $214.3 million from $158.3 million.
     Our net interest margin was 3.77% for the nine months ended September 30, 2009, as compared to 3.87% for the nine months ended September 30, 2008. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets declined during the period 58 basis points from 6.24% in 2008 to 5.66% in 2009. This decrease was primarily because of the 246 basis point reduction in the federal funds interest yield and the 175 basis point decrease in the prime rate. As outlined above, we partially offset these rate reductions through growth in the loan portfolio. As a result of this growth, there were a higher percentage of funds invested in higher yielding commercial and mortgage loans during the period. The collection of $20,000 in non-accrued interest and late charges in June 2008 also increased the net interest margin approximately 17 basis points for the nine month period ended September 30, 2008. We did not collect any non-accrued interest during the nine months ended September 30, 2009. The yield on borrowed funds increased 43 basis points during the period. The consolidation of Pointer Ridge’s assets, liabilities, and equity was the primary cause of the increase in the cost of borrowed funds.
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

The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the nine months ended September 30, 2009 and 2008, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Nine Months Ended September 30,	2009			2008
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$531,620	$974	0.24%	$14,324,829	$262,020	2.44%
Time deposits in other banks	13,636,155	191,634	1.88	1,850,149	47,198	3.40
Investment securities(1) (2)
U.S. Treasury	250,899	7,647	4.07	2,345,107	61,594	3.50
U.S. government agency	8,825,257	278,014	4.21	3,373,028	95,215	3.76
Mortgage backed securities	24,684,708	800,666	4.34	6,206,584	209,053	4.49
Municipal securities	2,568,238	96,414	5.02	2,917,024	107,488	4.91
Other	2,899,569	49,965	2.30	2,100,469	80,317	5.09

Total investment securities	39,228,671	1,232,706	4.20	16,942,212	553,667	4.35

Loans: (1) (3)
Commercial	69,573,990	3,106,287	5.97	61,197,893	3,171,251	6.90
Mortgage	166,344,728	7,627,432	6.13	135,422,739	6,772,121	6.66
Consumer	15,508,917	646,997	5.58	17,134,442	676,988	5.26

Total loans	251,427,635	11,380,716	6.05	213,755,074	10,620,360	6.62
Allowance for loan losses	2,237,045	—		1,686,510	—

Total loans, net of allowance	249,190,590	11,380,716	6.11	212,068,564	10,620,360	6.67

Total interest earning assets(1)	302,587,036	12,806,030	5.66	245,185,754	11,483,245	6.24

Non-interest bearing cash	7,242,201			3,955,090
Premises and equipment	13,820,618			4,414,384
Other assets	10,078,923			11,095,402

Total assets	$333,728,778			$264,650,630

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$6,750,524	18,925	0.37	$6,647,613	31,901	0.64
Money market and NOW	33,234,630	117,407	0.47	34,244,291	259,736	1.01
Other time deposits	174,303,932	3,363,289	2.58	117,417,843	3,481,954	3.95

Total interest-bearing deposits	214,289,086	3,499,621	2.18	158,309,747	3,773,591	3.18
Borrowed funds	38,421,693	772,037	2.69	34,915,382	593,015	2.26

Total interest-bearing liabilities	252,710,779	4,271,658	2.26	193,225,129	4,366,606	3.01

Noninterest-bearing deposits	38,450,973			35,729,533

	291,161,752			228,954,662
Other liabilities	1,641,626			1,385,765
Noncontrolling interest	691,255			—
Stockholders’ equity	40,234,145			34,310,203

Total liabilities and stockholders’ equity	$333,728,778			$264,650,630

Net interest spread(1)			3.40			3.23

Net interest income and Net interest margin(1)		$8,534,372	3.77%		$7,116,639	3.87%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these investments. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

3)	Average non-accruing loans for the nine month periods ended September 30, 2009 and 2008 were $1,584,801 and $1,019,502, respectively.

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.
Rate/Volume Variance Analysis

	Three months Ended September 30,
	2009 compared to 2008
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$(86,506)	$(67,867)	$(18,639)
Time deposits in other banks	37,439	$(18,029)	55,468
Investment Securities(1)
U.S. Treasury	(18,035)	—	(18,035)
U.S. government agency	37,391	8,125	29,266
Mortgage backed securities	180,099	(23,205)	203,304
Municipal securities	(7,303)	(4,263)	(3,040)
Other	(2,580)	(27,944)	25,364
Loans:
Commercial	(35,134)	(285,821)	250,687
Mortgage	386,778	(208,778)	595,556
Consumer	(12,075)	(1,674)	(10,401)

Total interest revenue (1)	480,074	(629,456)	1,109,530

Interest-bearing liabilities
Savings	(3,660)	(4,089)	429
Money market and NOW	(29,258)	(29,172)	(86)
Other time deposits	(70,661)	(804,176)	733,515
Borrowed funds	49,369	61,265	(11,896)

Total interest expense	(54,210)	(776,172)	721,962

Net interest income(1)	$534,284	$146,716	$387,568

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Rate/Volume Variance Analysis

	Nine months Ended September 30,
	2009 compared to 2008
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$(261,046)	$(144,971)	$(116,075)
Time deposits in other banks	144,436	(39,007)	183,443
Investment Securities(1)
U.S. Treasury	(53,947)	11,009	(64,956)
U.S. government agency	182,799	16,513	166,286
Mortgage backed securities	591,613	(9,610)	601,223
Municipal securities	(11,074)	2,924	(13,998)
Other	(30,352)	(60,045)	29,693
Loans:
Commercial	(64,964)	(529,285)	464,321
Mortgage	855,311	(708,363)	1,563,674
Consumer	(29,991)	44,789	(74,780)

Total interest revenue (1)	1,322,785	(1,416,046)	2,738,831

Interest-bearing liabilities
Savings	(12,976)	(13,580)	604
Money market and NOW	(142,329)	(136,669)	(5,660)
Other time deposits	(118,665)	(1,702,255)	1,583,590
Borrowed funds	179,022	127,801	51,221

Total interest expense	(94,948)	(1,724,703)	1,629,755

Net interest income(1)	$1,417,733	$308,657	$1,109,076

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

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
     The provision for loan losses was $210,000 for the three months ended September 30, 2009, as compared to $180,000 for the three months ended September 30, 2008, an increase of $30,000 or 16.67%. After completing the analysis outlined below, during the three month period ended September 30, 2009, we increased the provision for loan losses primarily because there was a 13.55% growth in the loan portfolio from December 31, 2008 to September 30, 2009, and there remains significant weakness in the economic environment in which we operate. Although we have not experienced any substantive change in the quality of the loans in the portfolio, the real estate industry continues to encounter weakness and our customers continue to cope with declining revenues, diminishing cash flows and depreciating collateral values. Therefore, we believe it is prudent to continue to increase our loan loss provision.
     The provision for the nine month period was $760,000. This represented a $415,000 or 120.29% increase as compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we increased the provision for loan losses because we believe that although our asset quality remains strong, the longer the weaknesses in the economy exist the more difficult it becomes for even our strong borrowers to maintain profitability consistent with prior periods.
     At quarter end, we had $1.6 million in non-performing real estate loans. We also have 4 loans totaling $153,000 past due between 30-89 days. As outlined below, we are currently working towards resolution with all of these borrowers.
     We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by ASC Topic 310-Receivables, and ASC Topic 450-Contingencies. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s SAB No. 102, Loan Loss Allowance Methodology and Documentation; the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision.
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
     We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management’s estimation increase the risk inherent in the category. If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category. For all periods presented, there were no specific adjustments made for concentrations of credit. As discussed above, we have increased our provision for loan losses for the period in all segments of our portfolio as a result of economic considerations and the increase in the loan portfolio. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience. These factors include, but are not limited to, changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and the effect of other external factors such as economic factors, competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
     In the event that our review of the adequacy of the allowance results in any unallocated amounts, we reallocate such amounts to our loan categories based on the percentage that each category represents to total gross loans. We have risk management practices designed to ensure timely identification of changes in loan risk profiles. However, undetected losses inherently exist within the portfolio. We believe that the allocation of the unallocated portion of the reserve in the manner described above is appropriate. Although we may allocate specific portions of the allowance for specific credits or other factors, the entire allowance is available for any credit that we should charge off.
     We will not create a separate valuation allowance unless we consider a loan impaired. At September 30, 2009, we had 3 non-accrual loans totaling $1.6 million. As outlined in previous reports, we do not consider the first non-accrual loan in the amount of approximately $810,000 impaired. For more than a year, the borrower has made payments on the principal balance and the value of the collateral is sufficient to provide repayment. Therefore, we have not designated a specific allowance for this non-accrual loan. The borrower on the second facility in the amount of approximately $700,000 declared bankruptcy. After receipt of an appraisal on the property, we have restructured this loan. In July, we charged $150,000 of the previously reported $175,000 allocated allowance to the allowance for loan losses. The borrower has reaffirmed $550,000 of the debt and began remitting payments. The third loan is in the amount of approximately $227,000. The value of the collateral is sufficient to provide repayment and we do not consider this loan impaired. We have foreclosed on the property and are currently awaiting ratification from the court. Once we receive ratification, we anticipate that we will hold the real estate as other real estate owned for future sale. We have not designated a specific allowance for this non-accrual loan. The borrower on a $144,241 loan that was past due 30 days at quarter end continues to remit payments on a monthly basis, but remains delinquent.

     During the nine month period, we charged off a loan in the amount of approximately $195,000 to the allowance for loan losses. This charge-off was the result of one land developer who was unable to meet all of his financial obligations and advised us that he could no longer make any of his payments and there was no remaining value in the underlying collateral. During the third quarter, we also repossessed a boat with a loan balance of approximately $100,000. We charged $50,000 to the allowance for loan losses for anticipated losses on this repossession and have recorded this boat in other assets. We charged an additional $150,000 to the allowance for loan losses for the restructured loan discussed above.
     Our policies require a review of assets on a regular basis and we believe that we appropriately classify loans as well as other assets if warranted. We believe that we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that the determination is inherently subjective and that future adjustments may be necessary depending upon, among other factors, a change in economic conditions of specific borrowers or generally in the economy and new information that becomes available to us. However, there are no assurances that the allowance for loan losses will be sufficient to absorb losses on non-performing assets, or that the allowance will be sufficient to cover losses on non-performing assets in the future.
     The allowance for loan losses represents 0.89% of gross loans at September 30, 2009 and 0.85% at December 31, 2008. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.
     The following table provides an analysis of the allowance for loan losses for the periods indicated:

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2009	2008	2008

Balance, beginning of period	$1,983,751	$1,586,737	$1,586,737
Provision for loan losses	760,000	345,000	415,000

Chargeoffs:
Commercial	—	—	—
Mortgage	(344,825)	—	—
Consumer	(50,240)	(15,940)	(18,440)

Total chargeoffs	(395,065)	(15,940)	(18,440)
Recoveries:
Consumer	—	454	454

Total recoveries	—	454	454

Net (chargeoffs) recoveries	(395,065)	(15,486)	(17,986)

Balance, end of period	$2,348,686	$1,916,251	$1,983,751

Ratio of allowance for loan losses to:
Total gross loans	0.89%	0.85%	0.85%
Non-accrual loans	148.41%	205.01%	233.20%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.157%	0.007%	0.008%

     The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses
	September 30,				December 31,
	2009		2008		2008
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Consumer & others	$9,331	0.53%	$13,850	0.52%	$13,391	0.02%
Boat	81,292	5.09	101,544	6.61	94,910	6.70
Mortgage	1,540,845	65.61	1,287,905	63.62	1,348,850	63.21
Commercial	717,218	28.77	512,952	29.25	526,600	30.07

Total	$2,348,686	100.00%	$1,916,251	100.00%	$1,983,751	100.00%

     Non-interest Revenue
     Three months ended September 30, 2009 compared to three months ended September 30, 2008
     Non-interest revenue totaled $368,408 for the three months ended September 30, 2009, an increase of $159,298 or 76.18% from the 2008 amount of $209,110. Non-interest revenue for the three months ended September 30, 2009 and September 30, 2008 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, and other fees and commissions. As previously outlined, in November 2008, we increased our ownership interest in Pointer Ridge from 50.0% to 62.5% and consolidated their results of operations from the date of acquisition. Prior to that time, we recorded our income from our investment in Pointer Ridge in income on investment in real estate LLC. Non-interest revenue for the three months ended September 30, 2009 also includes gains on sales of available-for-sale investment securities. There were no gains on sales of investment securities in the three months ended September 30, 2008. Other fees and commission increased primarily because of an increase in rental income received from the rental of property at our 301 branch location in Waldorf, Maryland and an increase in other loan fees.
     The following table outlines the changes in non-interest revenue for the three month periods.

	September 30,	September 30,
	2009	2008	$ Change	% Change
Service charges on deposit accounts	$66,615	$78,533	$(11,918)	(15.18)%
Gains on sales of investment securities	634	—	634	100.00
Earnings on bank owned life insurance	95,322	90,895	4,427	4.87
Pointer Ridge rent and other revenue	151,209	—	151,209	100.00
Income (loss) on investment in real estate LLC	—	(7,737)	7,737	(100.00)
Gain (loss) on disposal of assets	(4,803)	—	(4,803)	100.00
Other fees and commissions	59,431	47,419	12,012	25.33

Total non-interest revenue	$368,408	$209,110	$159,298	76.18%

     Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     The following table outlines the changes in non-interest revenue for the nine month periods.

	September 30,	September 30,
	2009	2008	$ Change	% Change
Service charges on deposit accounts	$225,495	$230,737	$(5,242)	(2.27)%
Net gains on sales of investment securities	158,551	—	158,551	100.00
Earnings on bank owned life insurance	282,937	273,609	9,328	3.41
Income (loss) on investment in real estate LLC	—	5,904	(5,904)	(100.00)
Pointer Ridge rent and other revenue	639,310	—	639,310	100.00
Gain (loss) on disposal of assets	(4,803)	—	(4,803)	100.00
Other fees and commissions	205,518	191,958	13,560	7.06

Total non-interest revenue	$1,507,008	$702,208	$804,800	114.61%

     Gains on sales of investment securities derived from sale of available-for-sale investment securities during the period.
     Because of the business development efforts of our lenders, managers and the new branches that we have opened, we expect that customer relationships will continue to grow during the remainder of 2009. We anticipate this growth will cause an increase in service charges on deposit accounts. We expect our earnings on bank owned life insurance will remain stable during the remainder of 2009.
     Non-interest Expense
     Three months ended September 30, 2009 compared to three months ended September 30, 2008
     Non-interest expense increased $554,824 for the three months ended September 30, 2009. The following chart outlines the changes in non-interest expenses for the period. As previously outlined, in November 2008, we increased our ownership interest in Pointer Ridge from 50.0% to 62.5% and consolidated their results of operations from the date of acquisition.

	September 30,	September 30,
	2009	2008	$ Change	% Change
Salaries	$1,075,572	$822,131	$253,441	30.83%
Employee benefits	242,778	222,607	20,171	9.06
Occupancy	306,871	286,729	20,142	7.02
Equipment	96,004	81,771	14,233	17.41
Data processing	90,821	67,163	23,658	35.22
Pointer Ridge other operating	168,322	—	168,322	100.00
Other operating	403,743	348,886	54,857	15.72

Total non-interest expenses	$2,384,111	$1,829,287	$554,824	30.33%

     Salaries and employee benefits increased primarily because we opened the Annapolis branch in September 2008, the Crofton branch in July 2009 and because of the costs associated with the staff hired in anticipation of the opening of our new Fairwood branch located in Glen Dale, Maryland. The opening of these branches and annual rental increases increased occupancy and equipment expenses. As a result of the consolidation of Pointer Ridge, these increases were partially offset by the elimination of approximately $134,000 of rental expenses paid to Pointer Ridge. Data processing costs increased because of our new locations, implementation of our new core processing system and new services provided by our data processor. Other operating expenses increased primarily because of an increase in FDIC insurance premiums, higher ATM and Visa Debit costs, and increased stationery and supplies expenses.
     Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     Non-interest expense for the nine months ended September 30, 2009 increased $1.4 million or 20.57% to $6.7 million compared to $5.3 million for the same period in 2008. The following chart outlines the changes in non-interest expenses for the period.

	September 30,	September 30,
	2009	2008	$ Change	% Change
Salaries	$2,851,559	$2,308,762	$542,797	23.51%
Employee benefits	760,624	723,965	36,659	5.06
Occupancy	773,177	837,438	(64,261)	(7.67)
Equipment	258,398	228,437	29,961	13.12
Data processing	247,812	193,042	54,770	28.37
Pointer Ridge other operating	320,440	—	320,440	100.00
Other operating	1,506,479	1,014,822	491,657	48.45

Total non-interest expenses	$6,718,489	$5,306,466	$1,412,023	26.61%

     Salaries, employee benefits, equipment and data processing expenses increased primarily because of increased operating expenses from the College Park and Annapolis branches that we opened in February 2008 and September 2008, respectively and because of the opening of the Crofton branch in July 2009 and the costs associated with the staff hired in anticipation of the opening of our new Fairwood branch located in Glen Dale, Maryland. As a result of the consolidation of Pointer Ridge, these increases and increases in occupancy expenses due to the new branches were partially offset by the elimination of $393,000 of rental expenses paid to Pointer Ridge. Benefits also increased because of the increase in stock option expenses for options granted in the first quarter of 2009. There were no options granted in 2008. In April of 2009, we converted our core data processing system to a new service provider. This also caused an increase in data processing costs. Other operating expenses increased because of a $326,000 increase in FDIC insurance premiums and Maryland State assessments, inclusive of the approximately $149,000 special assessment.
     For the remainder of 2009, we anticipate non-interest expenses will increase. We will incur increased rent expense related to the new Fairwood, Crofton, College Park and Annapolis locations and increased operational expenses associated with these branches. We will also incur increased data processing costs because of these new branches and our new core processing system and increased FDIC insurance premiums.

     Income Taxes
     Three months ended September 30, 2009 compared to three months ended September 30, 2008
     Income tax expense was $257,512 (33.85% of pre-tax income) for the three months ended September 30, 2009 as compared to $243,115 (35.94% of pre-tax income) for the same period in 2008.
     Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     Income tax expense was $812,414 (32.78% of pre-tax income) for the nine months ended September 30, 2009 compared to $741,748 (35.04% of pre-tax income) for the same period in 2008. The decrease in the effective tax rate is primarily due to the $8,298 tax benefit recognized from the issuance of non-qualified stock options in 2009 and higher tax exempt interest income.
     Net Income Available to Common Stockholders
     Three months ended September 30, 2009 compared to three months ended September 30, 2008
     Net income attributable to Old Line Bancshares was $507,532 for the three months ended September 30, 2009 compared to $433,393 for the three month period ended September 30, 2008. Net income available to common stockholders was $226,683 or $0.06 per basic and diluted common share for the three month period ending September 30, 2009 compared to net income available to common stockholders of $433,393 or $0.11 per basic and diluted common share for the same period in 2008. The increase in net income attributable to Old Line Bancshares for the 2009 period was primarily the result of a $479,804 increase in net interest income after provision for loan losses, and a $159,298 increase in non-interest revenue compared to the same period in 2008. These items were partially offset by a $554,824 increase in non-interest expense and a $14,397 increase in income taxes. The decrease in net income available to common stockholders for the 2009 period was primarily due to the inclusion of $280,849 for the dividends and accretion on the preferred stock and the warrant issued to the U.S. Treasury for its $7 million investment in the preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program in December 2008. Earnings per common share declined to $0.06 for the period on a basic and diluted basis primarily because of the dividend and accretion. This was partially offset by higher earnings and the decline in the average number of shares outstanding. This occurred because we repurchased 217,085 shares of common stock during the year ended December 31, 2008 that caused the average number of common shares outstanding to decline to 3,862,364 from 3,880,460 for the same period in 2008.
     As a result of the repurchase of the 7,000 shares of preferred stock from the U.S. Treasury, we recorded approximately $264,000 attributable to accretion of the preferred stock during the three month period ended September 30, 2009.
     Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     Net income attributable to Old Line Bancshares increased $194,867 or 14.17% for the nine months ended September 30, 2009 to $1.6 million from $1.4 million for the nine months ended September 30, 2008. After inclusion of the dividends and accretion on the preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program in December 2008, net income available to common stockholders for the nine month period was $1.1 million. Earnings per basic and diluted common share were $0.28 for the nine months ended September 30, 2009 and $0.35 for the same period in 2008. The increase in net income was the result of a $1.0 million increase in net interest income after provision for loan losses and an $804,800 increase in non-interest revenue. This was partially offset by a $1.4 million increase in non-interest expense and a $70,666 increase in income taxes. Earnings per share decreased on a basic and diluted basis because of dividends and accretion on the preferred stock. This was partially offset by higher earnings and because we repurchased 217,085 shares of common stock during the year ended December 31, 2008 that caused the average number of common shares outstanding to decline to 3,862,364 from 3,940,228 for the same period in 2008.

Analysis of Financial Condition
     Investment Securities
     Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage-backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock. We have prudently managed our investment portfolio to maintain liquidity and safety and we have never owned stock in Fannie Mae or Freddie Mac or any of the more complex securities available in the market. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we generally intend to hold the investment securities until maturity, we classify a significant portion of the investment securities as available for sale. We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for investment securities classified in the held to maturity category at amortized cost. Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
     The investment securities at September 30, 2009 amounted to $36.1 million, a decrease of $1.5 million, or 3.99%, from the December 31, 2008 amount of $37.6 million. Available for sale investment securities increased to $29.9 million at September 30, 2009 from $29.6 million at December 31, 2008. The increase in the available for sale investment securities occurred because we invested funds from maturing held to maturity investment securities into available for sale investment securities. Held to maturity securities at September 30, 2009 decreased to $6.2 million from the $8.0 million balance on December 31, 2008 because securities matured or were called during the period. The fair value of available for sale securities included net unrealized gains of $838,723 at September 30, 2009 (reflected as unrealized gains of $507,889 in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $648,356 ($392,611 net of taxes) as of December 31, 2008. In general, the increase in fair value was a result of maturities, decreasing market rates and changes in investment ratings. We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $31.3 million or 13.54% to $262.4 million at September 30, 2009 from $231.1 million at December 31, 2008. Commercial business loans increased by $6 million (8.57%), commercial real estate loans increased by $19.7 million (17.78%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $8.2 million (64.06%), real estate construction loans (primarily commercial real estate construction) decreased by $1.5 million (6.41%) and consumer loans decreased by $786,000 (5.03%) from their respective balances at December 31, 2008.
     During the first nine months of 2009, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period. In spite of these payoffs, we experienced a 13.54% growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2009 and continue to grow the loan portfolio. However, continued deterioration in the economic climate may cause slower loan growth.

     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	September 30,		December 31,
	2009		2008

Real Estate
Commercial	$130,452	49.37%	$110,826	47.63%
Construction	21,888	8.28	23,422	10.07
Residential	21,040	7.96	12,820	5.51
Commercial	76,036	28.77	69,961	30.07
Consumer	14,852	5.62	15,638	6.72

	264,268	100.00%	232,667	100.00%

Allowance for loan losses	(2,349)		(1,983)
Deferred loan costs, net	431		370

	$262,350		$231,054

     Asset Quality
     Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.
     The following table outlines those construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

	9/30/09		12/31/08
	# of		# of
	Borrowers	(000’s)	Borrowers	(000’s)
Loans with interest paid from loan advances:
Hotels	3	$15,195	3	$8,563
Owner occupied	—	—	1	2,882
Single family acquisition & development	3	4,547	5	5,889

	6	$19,742	9	$17,334

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
     With the exception of the three non-accrual loans and the four loans that are 30-89 days past due, all of our loans are performing in accordance with contractual terms. Management has identified an additional seven potential problem loans totaling $5.7 million that are complying with their repayment terms. Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these credits.

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
     As previously discussed in the provision for loan losses section of this report, at September 30, 2009, we had three loans totaling $1.6 million that were 90 days past due and were classified as non-accrual compared to one loan in the amount of $850,675 at December 31, 2008.
     In March 2009, we reported that the borrower on an approximately $700,000 residential real estate mortgage filed bankruptcy. After receipt of an appraisal on the property, we have restructured this loan. In July, we charged $150,000 of the previously reported $175,000 allocated allowance to the allowance for loan losses. The borrower has reaffirmed $550,000 of the debt and began remitting payments. We anticipate that we will return this loan to accrual status after six months of satisfactory repayment history. At September 30, 2009, the non-accrued interest on this loan was $7,376 none of which was included in net income for the quarter or nine months ended September 30, 2009. With the subsequent restructure of the loan we will not collect this non-accrued interest.
     During the first quarter of 2008, the borrower on the second loan began remitting payments and advised us that the borrower planned to make all past due interest and principal current prior to June 30, 2009. Through October 2008, the borrower remitted regular payments plus a portion of the arrearage. In November 2008, the borrower requested a revision to this repayment schedule with full repayment of all past due amounts to occur by May 2010. In October 2009, the Borrower re-entered bankruptcy under Chapter 11 of the United States Bankruptcy Code. A commercial real estate property secures this loan. We have a hearing scheduled to obtain a “lift stay” on the property. Assuming the court provides the “lift stay” on the property, we plan to proceed with foreclosure on the property. The loan to value at inception of this loan was 80% and a recent appraisal indicates that the current loan principal to value is less than 80%. As of September 30, 2009, the interest not accrued on this loan was $133,176 none of which was included in net income for the three or nine months ended September 30, 2009. We have not designated a specific allowance for this non-accrual loan.
     The third loan is in the amount of approximately $227,000. The value of the collateral is sufficient to provide repayment and we do not consider this loan impaired. We have proceeded with foreclosure and anticipate ratification of the foreclosure by the end of November 2009. We have not designated a specific allowance for this non-accrual loan. As of September 30, 2009, the non-accrued interest due on this loan was $13,880 none of which was included in the quarter or nine month period ended September 30, 2009.

     The table below presents a breakdown of the non-performing loans and accruing past due loans at September 30, 2009.
Non-Accrual and Past Due Loans
(Dollars in thousands)

	September 30, 2009			December 31, 2008
	# of	Account	Interest Not	# of	Account	Interest Not
	Borrowers	Balance	Accrued	Borrowers	Balance	Accrued
Real Estate
Commercial	2	$1,039	$147	1	$851	$86
Construction	0	—	—	0	—	—
Residential	1	544	7	0	—	—
Commercial	0	—	—	0	—	—
Consumer	0	—	—	0	—	—

Total non-performing assets	3	$1,583	$154	1	$851	$86

Non-performing assets as a percentage of:
Total gross loans		0.5990%			0.3658%
Total assets		0.4471%			0.2678%

Accruing past due loans:
30-89 days past due		153			—
90 or more days past due		—			—

Total accruing past due loans		153			—

Ratio of accruing past due loans to total loans:
30-89 days past due		0.0579%			—%
90 or more days past due		—			—

Total accruing past due loans		0.0579%			—%

     We classify any property acquired as a result of foreclosure on a mortgage loan as “real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of September 30, 2009 and December 31, 2008, we held no real estate acquired as a result of foreclosure.
     As required by ASC Topic 310-Receivables and ASC Topic 450-Contingencies, we measure all impaired loans, which consist of all modified loans and other loans for which collection of all contractual principal and interest is not probable, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, we recognize impairment through a valuation allowance and corresponding provision for loan losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the impairment test to these loans. We write off impaired loans when collection of the loan is doubtful.
     As of September 30, 2009 we had no impaired loans as outlined above and one restructured loan. At December 31, 2008, we had no impaired or restructured loans. A continued decline in the economy may adversely affect our asset quality.
     Bank owned life insurance
     In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. Higher rates caused increased earnings during the first nine months of 2009 and the cash surrender value of the insurance policies increased by $245,527. There are no post retirement death benefits associated with the BOLI policies.
          Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At September 30, 2009, the deposit portfolio had grown to $278.4 million, a $47.0 million or 20.31% increase over the December 31, 2008 level of $231.4 million. Noninterest-bearing deposits increased $1.0 million during the period to $40.9 million from $39.9 million primarily due to the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts. Interest-bearing deposits grew $45.9 million to $237.5 million from $191.6 million. Approximately $40.5 million of the increase in interest bearing deposits was in certificates of deposit, $4.0 million was in money market accounts and $1.4 million was in savings accounts. The growth in these categories was the result of expansion of existing customer relationships and new customers.
     In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At September 30, 2009, we had $37.1 million in CDARS through the reciprocal deposit program compared to $31.8 million at December 31, 2008. We had received $25.2 million at September 30, 2009 and $12.1 million at December 31, 2008 in deposits through the CDARS network that were not reciprocal deposits.
     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $32.0 million as of September 30, 2009. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $102.0 million at September 30, 2009 and $85.4 million at December 31, 2008. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, at September 30, 2009 we have provided collateral to support up to $58.1 million of borrowings. Of this, we had borrowed $15.0 million at September 30, 2009 and December 31, 2008.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers. Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest-bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At September 30, 2009, Old Line Bank had $15.6 million outstanding in these short term promissory notes with an average interest rate of 0.60%. At December 31, 2008, Old Line Bank had $17.8 million outstanding with an average interest rate of 0.45%.
     At September 30, 2009 and December 31, 2008, Old Line Bank had three advances in the amount of $5 million each, from the FHLB totaling $15 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
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
     As outlined previously, as a result of increasing our membership interest in Pointer Ridge to 62.5%, we have consolidated their results of operation from the date of acquisition. Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method. On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million. This loan accrues interest at a rate of 6.28% through September 5, 2016. After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points. At September 30, 2009 and December 31, 2008, Pointer Ridge had borrowed $6.5 million under the Amended Promissory Note. We have guaranteed to the lender payment of up to 62.5% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

     Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On September 30, 2009, we had $10.7 million in cash and due from banks, $52,976 in federal funds sold and overnight investments and $16.4 million in time deposits in other banks. As of December 31, 2008, we had $8.8 million in cash and due from banks, $2.1 million in federal funds sold and other overnight investments and $13.3 million in time deposits in other banks. Federal funds decreased because we deployed these funds to loans.
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
     Capital
     Our stockholders’ equity amounted to $36.4 million at September 30, 2009 and $42.3 million at December 31, 2008. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity decreased during the nine month period primarily because of the $7.2 million repurchase of the preferred stock and warrant issued to the U.S. Treasury, the $485,993 in accretion and cash dividends on the preferred stock and the $347,612 common stock cash dividend. These items were partially offset by net income attributable to Old Line Bancshares, Inc. of $1.6 million, the $106,230 adjustment for stock based compensation awards and the $115,278 after tax unrealized gain on available for securities. By all regulatory measures, we remain well capitalized even after repurchase of the preferred stock from the U.S. Treasury.

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
     Outstanding loan commitments and lines and letters of credit at September 30, 2009 and December 31, 2008, are as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$18,699	$23,074
Real estate-undisbursed development and construction	15,505	21,981
Consumer Lines including undisbursed home equity lines of credit	9,186	6,379

	$43,390	$51,434

Standby letters of credit	$3,877	$1,583

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
     Commitments for real estate development and construction, which totaled $15.5 million, or 35.71% of the $43.4 million of outstanding commitments at September 30, 2009, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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

Reconciliation of Non-GAAP Measures
Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended September 30, 2009

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$2,986,489	3.83%	3.51%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	15,085	0.04	0.03
Loans	29,522	0.02	0.02

Total tax equivalent adjustment	44,607	0.06	0.05

Tax equivalent interest yield	$3,031,096	3.89%	3.56%

Three months ended September 30, 2008

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$2,476,685	3.78%	3.23%
Tax equivalent adjustment
Federal funds sold	1,629	0.02	0.01
Investment securities	18,498	0.01	0.02
Loans	—	—	—

Total tax equivalent adjustment	20,127	0.03	0.03

Tax equivalent interest yield	$2,496,812	3.81%	3.26%

Nine months ended September 30, 2009

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$8,449,742	3.73%	3.36%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	47,385	0.02	0.02
Loans	37,245	0.02	0.02

Total tax equivalent adjustment	84,630	0.04	0.04

Tax equivalent interest yield	$8,534,372	3.77%	3.40%

Nine months ended September 30, 2008

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$7,066,056	3.84%	3.20%
Tax equivalent adjustment
Federal funds sold	4,941	0.01	0.01
Investment securities	45,642	0.02	0.02
Loans	—	—	—

Total tax equivalent adjustment	50,583	0.03	0.03

Tax equivalent interest yield	$7,116,639	3.87%	3.23%

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
     The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including branch and market expansion, statements regarding anticipated changes in revenue, hiring and acquisition intentions, expenses and income, continued improvement in our net interest margin, our expectation that Pointer Ridge will operate at a slight loss for the remainder of 2009, future sources of earnings/income, anticipated growth in customer relationships, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, losses on and our intentions with respect to our investment securities, losses on non-accrual loans and anticipated return of loan to accrual status, resolution of non-performing and past-due loans, interest rate sensitivity, the expected income from new branches offsetting related expenses, earnings on BOLI, stockholder benefits from the repurchase of the preferred stock issued under TARP, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking. Old Line

Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; continued deterioration in general economic conditions or slower than anticipated recovery; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Factors Affecting Future Results” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2008.
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
Item 4. Controls and Procedures
     As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.
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

Old Line Bancshares, Inc.
Date: November 6, 2009	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2009	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)