Form 10-K
period 2009-12-31
OLD LINE BANCSHARES INC
filed 2010-03-26
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-50345
Old Line Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-0154352 (I.R.S. Employer Identification No.)

1525 Pointer Ridge Place	20716
Bowie, Maryland (Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (301) 430-2500
Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share (Title of each class)	Name of exchange on which registered The NASDQ Stock Market LLC
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
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the common equity held by non-affiliates was $19,799,562 as of June 30, 2009 based on a sales price of $5.90 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2009 as reported by the NASDAQ Stock Market LLC.
The number of shares outstanding of the issuer’s Common Stock was 3,862,364 as of March 1, 2010.         .
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

OLD LINE BANCSHARES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
Recent Business Developments
     Branch Expansion Developments
     In 2009, we substantially completed our branch expansion efforts with the opening of two new branch locations. On July 1, 2009, we opened a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County. We had initially executed a lease and applied to regulatory authorities to open this branch in 2004, but its construction was delayed due to engineering and permit delays. During July and August 2009, we hired the staff for this location.
     In October 2009, we opened an additional branch in the Fairwood Office Park located at 12100 Annapolis Road, Suite 1, Glen Dale, Maryland. We hired the staff for this location during the third quarter of 2009.
     In the fourth quarter of 2009, we moved our Greenbelt (Prince George’s County) Maryland branch that was opened in June 2007 on the 1st floor of an office building to a free standing building at the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane, Greenbelt, Maryland. In April 2007, we hired the Branch Manager for this location and hired the remainder of the staff in May and September of 2007.
     Expansion of Commercial, Construction and Commercial Real Estate Lending
     In December 2009, we added a team of four experienced, highly skilled loan officers to our staff. These officers have a combined 50 years of commercial banking experience and were employed by a large regional bank with offices in the suburban Maryland market prior to joining us. These individuals have worked in our market area for many years, have worked together as a team for several years and have a history of successfully generating a high volume of commercial, construction and commercial real estate loans. This team operates from our Greenbelt, Maryland branch location.
     We anticipate the addition of these individuals and our new branches will cause an increase in non-interest expenses in 2010. We also expect that as a result of the addition of these individuals and branches, the bank will experience an increased level of loan and deposit growth in 2010 and beyond that will provide increased interest income that exceeds their non-interest expenses.

     Sale and Repurchase of Preferred Stock to the U.S. Treasury
     On December 5, 2008, we issued $7 million of our Series A Preferred Stock and warrants to purchase 141,892 shares of our common stock at $7.40 per share to the U.S. Department of the Treasury (“U.S. Treasury”) pursuant to the Capital Purchase Program under the Troubled Asset Relief Program implemented pursuant to the Emergency Economic Stabilization Act of 2008. Please see “-Supervision and Regulation-The Emergency Economic Stabilization Act of 2008” for additional information.
     On July 15, 2009, we paid the U.S. Treasury $7,058,333 to repurchase the preferred stock outlined above. The amount paid included the liquidation value of the preferred stock and $58,333 of accrued but unpaid dividends. We have also repurchased at a fair market value of $225,000 the warrant to purchase 141,892 shares of our common stock that was issued to the U.S. Treasury in conjunction with the issuance of the preferred stock.
Location and Market Area
     We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Anne Arundel, Charles and northern St. Mary’s. The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector.
     Our headquarters and a branch are located at 1525 Pointer Ridge Place, Bowie, Prince George’s County, Maryland. A critical component of our strategic plan and future growth is Prince George’s County. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore. We currently have six branch locations in Prince George’s County including our new Fairwood Office Park branch that opened in October 2009.
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
     Two of our branch offices are located in Anne Arundel County, one in Annapolis that we opened in September 2008 and our new branch that we opened in Crofton in July 2009. Anne Arundel County borders the Chesapeake Bay and is situated in the high-tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living to many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.
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

     Credit Policies and Administration. We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, prior to funding, the loan committee consisting of the President, Chief Credit Officer, Chief Lending Officer and six members of the Board of Directors must approve by a majority vote all credit decisions in excess of a lending officer’s lending authority. Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial condition of its borrowers and the concentrations of loans in the portfolio.
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
     Commercial Real Estate Lending. We finance commercial real estate for our clients, usually for owner occupied properties. We generally will finance owner-occupied commercial real estate at a maximum loan–to-value of 85%. Our underwriting policies and processes focus on the clients’ ability to repay the loan as well as an assessment of the underlying real estate. We originate commercial real estate loans on a fixed rate or adjustable rate basis. Usually, these rates adjust during a three, five or seven year time period based on the then current treasury or prime rate index. Repayment terms include amortization schedules from three years to a maximum of 25 years with principal and interest payments due monthly and with all remaining principal due at maturity.
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
     Consumer Installment Lending
     Luxury Boat Loans. We offer various types of secured and unsecured consumer loans. Prior to 2008, a primary aspect of our consumer lending was financing for luxury boat purchases. Although we continue to maintain a portfolio comprised of these loans ($13.1 million or 89.73% of the consumer loans, excluding consumer real estate, and 4.91% of gross loans at December 31, 2009) and would consider making such loans in the future if borrowers were to apply for them, we have not originated any substantive new marine loans since the third quarter of 2007. Our average loan in the luxury boat loan category is approximately $150,000, with a 15 year term and a fixed interest rate. Historically, our internal analysis and industry statistics indicated that the average life of these loans was approximately 42 months as the purchaser either traded or sold the vessel. We believe that the current economic turmoil has extended the average life of these loans as borrowers are not trading their boats for new ones or able to sell the boat (and pay off the related loan) when they desire to do so. These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets. Further, payment on these loans depends on the borrower’s continuing financial stability. Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay. To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans. As a general guideline, the individuals’ debt service should not exceed 36% of their gross income, they must own their home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%. To ascertain value, we generally receive a survey of the boat from a qualified surveyor and/or a current purchase agreement and compare the determined value to published industry values. The majority of these boats are United States Coast Guard documented vessels and we obtain a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title. As a result of these stringent guidelines, this segment of our portfolio has experienced minimal delinquency. Since inception of the portfolio in 1997, only five accounts have experienced 30-day delinquency with total losses in the portfolio of $97,000 from three accounts. The most recent loss occurred during the third quarter of 2009 when we repossessed a boat. At the time of repossession, this boat secured a loan of approximately $100,000. We have charged $50,000 to the allowance for loan losses for anticipated losses we expect to incur on this transaction and we have included in other assets $50,000 for the repossessed value of the boat. We anticipate we will sell the boat and we do not expect to recognize any substantive additional losses on the boat.
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
     Lending Limit. As of December 31, 2009, our legal lending limit for loans to one borrower was approximately $5.4 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.
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
     We actively monitor our investment portfolio and we classify the majority of the portfolio as “available for sale.” In general, under such a classification, we may sell investment instruments as management deems appropriate. On a monthly basis, we “mark to market” the investment portfolio through an adjustment to stockholders’ equity net of taxes. Additionally, we use the investment portfolio to balance our asset and liability position. We invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.
Other Banking Products
     We offer our customers safe deposit boxes, wire transfer services, debit cards, automated teller machines at all of our branch locations and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers. With our Internet banking service, our customers may view their accounts on-line and electronically remit bill payments. Our commercial account services include direct deposit of payroll for our commercial clients’ employees, an overnight sweep service and remote deposit capture service.

Deposit Activities
     Deposits are the major source of our funding. We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.
     As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. Prior to 2006, we did not use brokered deposits. In the first quarter of 2006, we did begin using brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network. During 2007, 2008 and 2009, we also purchased brokered certificates of deposit from other sources.
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
Employees
     As of March 1, 2010, Old Line Bank had 73 full time and 10 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good. Old Line Bancshares, Inc. has no employees.

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
     The Federal Reserve Board must approve, among other things, the acquisition by a bank holding company of control of more than 5% of the voting shares, or substantially all the assets, of any bank, or the merger or consolidation by a bank holding company with another bank holding company. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) repealed many of the restrictions on interstate acquisitions of banks by bank holding companies in September 1995. As a result of the Riegle-Neal Act, subject to certain time and deposit base requirements, we can acquire a bank located in Maryland or any other state, and a bank holding company located outside of Maryland can acquire any Maryland-based bank holding company or bank.
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
Old Line Bank
     Old Line Bank is a Maryland chartered trust company (with all powers of a commercial bank), is a member of the Federal Reserve System (a “state member bank”) and the Deposit Insurance Fund of the FDIC (“DIF”) insures its deposit accounts up to the maximum legal limits of the FDIC. It is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Reserve Board. The regulations of these various agencies govern most aspects of Old Line Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing Old Line Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.
     The following references to the laws and regulations which regulate Old Line Bank are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations.
Branching and Interstate Banking
     The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Act by timely adopting a law which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act.
     The Riegle-Neal Act authorizes the federal banking agencies to approve interstate branching de novo by national and state banks in states that specifically allow for such branching. The District of Columbia, Maryland and Virginia have all enacted laws that permit interstate acquisitions of banks and bank branches and permit out-of-state banks to establish de novo branches.
Gramm-Leach-Bliley Act
     The Gramm-Leach-Bliley Act of 1999 (“GLBA”) substantially altered the statutory framework for providing banking and other financial services in the United States of America. The GLBA, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers.

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
     Tier 1 Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale”. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
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

     On September 3, 2009, the U. S. Treasury issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The U.S. Treasury developed this statement in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to the regulatory capital and liquidity regime for regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement new capital standards at an earlier date.
     On December 17, 2009, the Basel Committee on Banking Supervision (“Basel Committee”) issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 Capital and Tier 2 Capital, with the most significant changes being to Tier 1 Capital. Most notably, the Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 Capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 Capital instead be deducted from common equity as a component of Tier 1 Capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier 1 Capital and total capital ratios of 4.0% and 8.0%, respectively.
     Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals”, and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio”, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long term funding of the assets and activities of banks over a one year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.
     Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.
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
     Currently, Old Line Bank is well capitalized.

Deposit Insurance Assessments
     The DIF insures substantially all of Old Line Bank’s deposits. The FDIC maintains a risk based assessment system for determining deposit insurance premiums. The FDIC has established four risk categories (I-IV), each subject to different premium rates, based upon an institution’s status as well capitalized, adequately capitalized or under capitalized, and the institution’s supervisory rating. In December 2008, the FDIC raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in Risk Category 1 (well capitalized institutions, perceived as posing the least risk to the insurance fund) from 12 to 14 basis points. In February 2009, the FDIC issued final rules to amend the DIF restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. As a result of this final rule the annualized assessment rates for institutions in Risk Category 1 range from 12 to 16 basis points. Old Line Bank is a Risk Category 1 institution.
     In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling five basis points of each institution’s assets minus its Tier 1 Capital as of June 30, 2009, not to exceed 10 basis points of the institution’s domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. During the year ended December 31, 2009, our FDIC insurance premiums increased $392,000 inclusive of the $149,748 special assessment.
     In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011. In December 2009, we paid $1.4 million in prepaid risk based assessments, which included $88,882 related to the fourth quarter of 2009 that we would have otherwise paid in the first quarter of 2010. This amount is included in our deposit insurance expense for 2009. The accompanying consolidated balance sheet as of December 31, 2009, includes the remaining $1.3 million in pre-paid deposit insurance in other assets.
     Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The Emergency Economic Stabilization Act of 2008
     In the third quarter of 2008, the Federal Reserve, the U.S. Treasury and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorized the U.S. Treasury to provide funds to restore liquidity and stability to the U.S. financial system. Under the authority of EESA, the U.S. Treasury instituted a voluntary capital purchase program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers to support the U.S. economy. Under the program, the U.S. Treasury purchased senior preferred shares of financial institutions that pay cumulative dividends at a rate of 5% per year for five years and thereafter at a rate of 9% per year. On December 5, 2008, Old Line Bancshares issued to the U.S. Treasury $7 million of Series A Preferred Stock and warrants to purchase 141,892 shares of our common stock at $7.40 per share. We elected to participate in the capital purchase program at an amount equal to approximately 3% of our risk weighted assets at the time.
     On July 15, 2009, we repurchased from the U.S. Treasury the 7,000 shares of preferred stock that we issued to them in December 2008. We also repurchased the warrant to purchase 141,892 shares of our common stock that was issued to the U.S. Treasury in conjunction with the issuance of preferred stock.
Temporary Liquidity Guarantee Program
     On November 21, 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The FDIC announced the TLG Program on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of the Treasury (after consultation with the President), as an initiative to counter the system wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee certain newly issued senior unsecured debt issued by participating institutions, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six month extension period in 2010, the fee assessment increases to 15 basis points per quarter for Risk Category 1 institutions. On December 5, 2008, Old Line Bank elected to participate in only the FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts and we elected to participate in the six month extension period for these accounts.
Maryland Regulatory Assessment
     The Maryland Commissioner of Financial Regulation in the Department of Labor, Licensing and Regulation assesses state chartered banks to cover the expense of regulating banking institutions. The Commissioner assesses each banking institution the sum of $1,000, plus $0.08 for each $1,000 of assets of the institution over $1,000,000, as disclosed on the banking institution’s most recent financial report. In 2009, we paid $37,940 to the Maryland Commissioner of Financial Regulation.
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
Loans to One Borrower
     Old Line Bank is subject to the statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of Old Line Bank’s unimpaired capital and unimpaired surplus.

Liquidity
     Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions. Specifically, as of December 31, 2009, amounts in transaction accounts above $10.7 million and up to $55.2 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $55.2 million require reserves of 10 percent of the amount in excess of $55.2 million. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D. Old Line Bank is in compliance with its reserve requirements.
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
USA Patriot Act
     The USA Patriot Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the Act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The U.S. Treasury has issued a number of implementing regulations that apply to various requirements of the USA Patriot Act to financial institutions such as Old Line Bank. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.
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

Consumer Protection Laws
     Old Line Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.
     In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
     Effective July 1, 2010, a new federal banking rule under the Electronic Funds Transfer Act will prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. If a consumer does not opt in, the financial institution will deny any ATM transaction or debit that overdraws the consumer’s account. This new rule does not cover overdrafts on the payment of checks and regular electronic bill payments. Before opting in, the financial institution must provide the consumer a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.
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

Forward Looking Statements
     Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors”, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report, including with respect to anticipated expansion and the opening of new branches, growth of customer relationships and anticipated operating results, include forward-looking statements. These forward-looking statements include statements regarding future revenues (including changes in revenues), income and expenses, improved earnings and stockholder value, liquidity, loan, deposit and asset growth, use of brokered deposits, payment and losses on non-accrual loans, potential regulatory changes, the allowance for loan losses, interest rate sensitivity, market risk, leasing of the second floor of our Waldorf branch, the status of the unrealized losses in our investment portfolio and business, financial and other goals. Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts. When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report, which identifies a risk or uncertainty. Our actual results and the actual outcome of our expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

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
     If economic conditions deteriorate further, our borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases, these conditions could adversely affect our results of operations and financial condition. Changes in prevailing economic conditions, including declining real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results. Because a significant portion of our loan portfolio is comprised of real estate related loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio. Although the adverse economic climate during the past two years has not severely impacted us due to our strict underwriting standards, further adverse changes in the economy, including increased unemployment or the economy moving back into a recession, could have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.
     If U.S. markets and economic conditions continue to deteriorate, our liquidity could be adversely affected. Old Line Bank must maintain sufficient liquidity to ensure sufficient cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes. We obtain funding through deposits and various short-term and long-term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta and others. Economic uncertainty and disruptions in the financial system may adversely affect our liquidity. Dramatic declines in the housing market during the past two years, falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write-downs by financial institutions, including government-sponsored entities and investment banks. These investment write-downs have caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity. To mitigate this risk, we closely monitor our liquidity and maintain a line of credit with the Federal Home Loan Bank and have received approval to borrow from the Federal Reserve Bank of Richmond.

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
     In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. In light of the performance of and government intervention in the financial sector, we fully expect there will be significant changes to the banking and financial institutions’ regulatory agencies in the near future. We further anticipate that additional laws and regulations may be enacted in response to the ongoing financial crisis that could have an impact on our operations. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors.
     Because Old Line Bank serves a limited market area in Maryland, economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse. Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Anne Arundel, Charles and northern St. Mary’s. We have expanded in Prince George’s County and Anne Arundel County, Maryland and may expand in contiguous northern and western counties, such as Montgomery County and Howard County, Maryland. However, broad geographic diversification is not currently part of our community bank focus. Overall, during 2008 and 2009, the business environment negatively impacted many businesses and households in the United States and worldwide. Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values. As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area. Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.
     We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations and our business could suffer. Our success depends substantially on the skills and abilities of our senior management team, including Mr. Cornelsen, our President and Chief Executive Officer, Mr. Burnett, our Executive Vice President and Chief Lending Officer, Ms. Rush, our Executive Vice President, Chief Financial Officer and Chief Credit Officer and Ms. Burnett, our Executive Vice President and College Park Team Leader. They provide valuable services to us and would be difficult to replace. Although we have entered into employment agreements with these executives, with the exception of Ms. Burnett, the existence of such agreements does not assure that we will retain their services. Further, Ms. Burnett is not party to an employment agreement with us and could terminate her employment at any time.
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

     The federal agencies that regulate us are currently considering placing restrictions on executive compensation. This could cause the employment contracts with our management team to no longer be valid and this may effectively make our senior executive officers employees at will and could harm our ability to retain these individuals and our ability to attract and retain other key employees.
     Our growth and expansion strategy may not be successful. Our ability to grow depends upon our ability to attract new deposits, identify loan and investment opportunities and maintain adequate capital levels. We may also grow through acquisitions of existing financial institutions or branches thereof. There are no guarantees that our expansion strategies will be successful. Also, in order to effectively manage our anticipated and/or actual loan growth we have and may continue to make additional investments in equipment and personnel, which also will increase our non-interest expense.
     We opened a new branch in Crofton in Anne Arundel County, Maryland and a new branch in Bowie in Prince George’s County, Maryland during 2009. With respect to these branches or any other branches that we may open, we may not be able to correctly identify profitable or growing markets for such new branches. If we were to acquire another financial institution or branch thereof, we may not be able to integrate the institution or branch into our operations. Also, the costs to start up new branch facilities or to acquire existing financial institutions or branches thereof, and the additional costs to operate these facilities, will increase our non-interest expense. It may also be difficult to adequately and profitably manage the anticipated growth from the new branches or acquisitions and we may not be able to maintain the relatively low levels of charge-offs and nonperforming loans that we have experienced.
     If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially and adversely affect our financial performance.
     Our focus on commercial and real estate loans may increase the risk of credit losses. We offer a variety of loans including commercial business loans, commercial real estate loans, construction loans, home equity loans and consumer loans. We secure many of our loans with real estate (both residential and commercial) in the Maryland suburbs of Washington, D.C. During 2008 and 2009, property values declined in our market, energy prices were volatile, and there were rising private sector layoffs and unemployment, which caused consumer lending to slow. Although we believe our credit underwriting adequately considers these factors, further weakness in the economy and the real estate market could adversely affect our customers’ ability to repay their loans, which in turn could adversely impact us.
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
     If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management, through a periodic review and consideration of the loan portfolio, determines the amount of the allowance for loan losses. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, even under normal economic conditions, we cannot predict such losses with certainty. The unprecedented volatility experienced in the financial and capital markets during the last two to three years makes this determination even more difficult as processes we use to estimate the allowance for loan losses may no longer be dependable because they rely on complex judgments, including forecasts of economic conditions that may not be accurate. As a result, we cannot be sure that our allowance is or will be adequate in the future. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our earnings will suffer.

     As of December 31, 2009, commercial and industrial, construction, and commercial real estate mortgage loans comprise approximately 85.78% of our loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans. A deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.
     Our profitability depends on interest rates and changes in monetary policy may impact us. Our results of operations depend to a large extent on our “net interest income,” which is the difference between the interest expense incurred in connection with our interest bearing liabilities, such as interest on deposit accounts, and the interest income received from our interest earning assets, such as loans and investment securities. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy, and geo-political stability, are not predictable or controllable. Additionally, competitive factors heavily influence the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin.
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
     The market value of our investments could negatively impact stockholders’ equity. We have designated approximately 82.83% of our investment securities portfolio (and 7.84% of total assets) at December 31, 2009 as available for sale. Temporary unrealized gains and losses in the estimated value of the available for sale portfolio are “marked to market” and are reflected as a separate item in stockholders’ equity, net of taxes. As of December 31, 2009, we had temporary unrealized gains in our available for sale portfolio of $368,880 (net of taxes). As a result of the recent economic recession and the continued economic slowdown, several municipalities have reported budget deficits and companies have reported lower earnings. These budget deficits and lower earnings could cause temporary and other-than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.
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
     We face limits on our ability to lend. We are limited in the amount we can loan to a single borrower by the amount of our capital. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2009, we were able to lend approximately $5.4 million to any one borrower. This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

     The costs of being a public company are proportionately higher for small companies like us due to the requirement of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission (“SEC”) have increased the scope, complexity, and cost of corporate governance, reporting, and disclosure practices. These regulations are applicable to our company. We expect to experience increasing compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. These necessary costs are proportionately higher for a company of our size and will affect our profitability more than that of some of our larger competitors.

Item 1B.	Unresolved Staff Comments
     Not applicable as we are not an accelerated filer or large accelerated filer.

Item 2.	Properties
     Our headquarters is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County. Pointer Ridge Office Investment, LLC, an entity in which we have a $1.2 million investment and a 62.50% ownership interest owns this property. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge. On June 6, 2006, we executed leases for 2,557 square feet on the 1st floor of the building for a new branch office, 5,449 square feet on the 3rd floor and 11,053 square feet on the 4th floor of this building. The leases which commenced on July 1, 2006, are for thirteen years, with two, five-year renewal options. The current basic monthly payment terms on the leases are for payments of $44,523 with 3% annual increases. The basic monthly payments include our pro-rata share of taxes, insurances and common area maintenance on the building with any deficiencies incurred incorporated into the following year’s basic monthly payments. We eliminate 62.50% of these lease payments in consolidation.
     In 2004, we finalized our purchase of our then current full service banking branch and office facility located at 2995 Crain Highway in Waldorf, Maryland. In July 2006, we moved our headquarters from this location to 1525 Pointer Ridge Place, Bowie, Maryland. We have retained our branch office at 2995 Crain Highway. Since 2007, we have leased the second floor of this building to a realtor. This tenant has notified us that it will not renew its lease and will vacate the property in March 2010. Assuming that we can locate a new tenant, we plan to continue to lease this space.
     We maintain a branch operation at the Old Line Centre location, and have done so since 1989. The lease, which commenced in August 1999, is for ten years with two, five-year renewal options. Payment terms on the lease are $4,991 monthly with 1.5% annual increases. We pay our pro-rata share of common area maintenance, taxes and insurance on the building. We have exercised the first five-year renewal option.
     We own our branch at 15808 Livingston Road in Accokeek, Maryland in Prince George’s County.
     Our Clinton, Maryland, Prince George’s County branch, located at 7801 Old Branch Avenue, was opened in September 2002 in leased space. The monthly lease payment on this facility is $2,725. Exclusive of the monthly rent, we pay no utilities or other expenses associated with this facility. The lease term is for a period of ten years, with three, five-year renewal options.
     Our loan production office in College Park, Prince George’s County, Maryland is located in leased space on the fourth floor of a four story building located at 9658 Baltimore Avenue. The lease which commenced in August 2005 expires in February 2013. Payment terms on the lease are $3,042 monthly, with 3% annual increases. We also lease space for a branch on the first floor of this building. This lease commenced in January 2008 at $5,000 monthly with 3% annual increases. The term for this space is 10 years with two five year renewal terms. We pay our pro-rata share of taxes, insurance and common area maintenance associated with the building
     In August 2004, we announced plans to open a branch in Crofton, Maryland. Due to engineering and resultant permit delays, construction on the building was delayed. We opened this branch in July of 2009. We pay lease payments of $6,816 monthly with 2.5% annual increases plus our pro-rata share of operating expenses, taxes and insurance. The lease term is for 10 full calendar years with automatic renewal for three additional terms of five years, unless the bank provides no less than 180 days notice.

     In June 2007, we opened a branch in Greenbelt, Maryland. Initially, we leased 2,700 square feet of space on the 1st floor of an office building located at 6301 Ivy Lane, Greenbelt, Prince George’s County, Maryland. The lease had a term of five years. After providing nine months written notice and paying a termination fee, Old Line Bank had the option to terminate the lease after the 2nd anniversary of the commencement date. In January 2009, we notified the landlord of our intent to terminate this lease in August 2009, paid the termination fee of $33,909 and moved this branch to the new facility in the fourth quarter of 2009 as outlined below.
     On January 31, 2007, Old Line Bank also entered into a lease agreement to lease approximately 33,000 square feet of ground area located at the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane in Greenbelt, Prince George’s County, Maryland. In 2009, Old Line Bank constructed a free standing bank building on the land. The lease commenced in July 2009 and has an initial term of 30 years with two successive renewal periods of ten years. Old Line Bank moved the 6301 Ivy Lane, Greenbelt, Maryland branch into this new facility in the fourth quarter of 2009. We pay $8,825 per month for this lease plus taxes, insurance and operating expenses.
     In May 2008, we executed a lease agreement to lease 1,620 square feet of space in a store unit located at 167-U Jennifer Road, Annapolis, Maryland in Anne Arundel County. In September 2008, we opened this branch. The lease has an initial term of 5 years with one renewal option of five years. The monthly installments of this lease are $5,284 with 3% annual increases. We also pay taxes, insurance, utilities and our pro-rata share of common area maintenance.
     In July 2007, we identified a site for a second branch location at 12100 Annapolis Road, Glen Dale, Maryland in Prince George’s County. In 2009, we purchased the pad site located in the Fairwood Office Park, constructed a 2,863 square foot branch and opened this branch in October 2009.

Item 3.	Legal Proceedings
     From time to time, Old Line Bancshares, Inc. or Old Line Bank may be involved in litigation relating to claims arising out of its normal course of business. As of December 31, 2009, we did not have any material pending legal matters or litigation for Old Line Bank or Old Line Bancshares, Inc.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock Prices
     The table below shows the high and low sales information as reported on the Nasdaq Capital Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

	Sale Price Range
	High	Low
2009
First Quarter	$6.60	$4.03
Second Quarter	6.98	5.21
Third Quarter	7.25	5.90
Fourth Quarter	6.77	6.00

2008
First Quarter	$9.35	$7.51
Second Quarter	8.75	6.71
Third Quarter	8.00	6.01
Fourth Quarter	8.00	5.59
     As of December 31, 2009, there were 3,862,364 shares of common stock issued and outstanding held by approximately 250 stockholders of record. There were 299,270 shares of common stock issuable on the exercise of outstanding stock options, 247,070 of which were exercisable. The remaining 52,200 are exercisable as follows:

Date Exercisable	# of Shares
January 22, 2010	16,883
January 31, 2010	12,433
May 7, 2010	2,000
January 22, 2011	16,884
May 7, 2011	2,000
May 7, 2012	2,000

Total	52,200

Dividends
     We have paid the following dividends on our common stock during the years indicated:

	2009	2008
March	$0.030	$0.030
June	0.030	0.030
September	0.030	0.030
December	0.030	0.030

Total	$0.120	$0.120

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
We did not repurchase any of our securities during the quarter ended December 31, 2009.

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

December 31,	2009	2008	2007
	(Dollars in thousands, except per share data)
Earnings and dividends:
Interest revenue	$17,096	$15,424	$14,554
Interest expense	5,580	5,910	6,263
Net interest income	11,516	9,514	8,291
Provision for loan losses	900	415	318
Non-interest revenue	1,820	964	1,173
Non-interest expense	9,257	7,373	6,774
Income taxes	1,056	939	789
Net income	2,123	1,751	1,583
Less: Net income (loss) attributable to the non-controlling interest	87	(5)	—
Net income attributable to Old Line Bancshares, Inc.	2,036	1,756	1,583
Net income available to common stockholders	1,550	1,727	1,583

Per common share data
Basic earnings	$0.40	$0.44	$0.37
Diluted earnings	0.40	0.44	0.37
Dividends paid	0.12	0.12	0.12
Common stockholders book value, period end	9.31	$8.98	$8.50
Average common shares outstanding
Basic	3,862,364	3,919,903	4,237,266
Diluted	3,869,466	3,923,223	4,243,304
Common shares outstanding, period end	3,862,364	3,862,364	4,075,849

Balance Sheet Data:
Total assets	$357,219	$317,731	$245,211
Total loans, less allowance for loan losses	265,009	231,054	201,942
Total investment securities	33,819	37,569	11,695
Total deposits	286,348	231,431	177,812
Stockholders’ equity	35,941	41,687	34,631

Performance Ratios:
Return on average assets	0.60%	0.64%	0.69%
Return on average stockholders’ equity	5.13%	5.04%	4.46%
Total ending equity to total ending assets	10.1%	13.1%	14.1%
Net interest margin (1)	3.77%	3.80%	3.98%
Dividend payout ratio for period	22.7%	26.8%	31.9%

Asset Quality Ratios:
Allowance to period-end loans	0.93%	0.85%	0.78%
Non-performing assets to total assets	0.44%	0.27%	0.43%
Non-performing assets to allowance for loan losses	63.93%	42.88%	66.88%

Capital Ratios:
Tier I risk-based capital	12.8%	16.6%	15.6%
Total risk-based capital	13.7%	17.4%	16.3%
Leverage capital ratio	10.0%	14.0%	14.6%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating-Reconciliation of Non-GAAP Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $1.2 million investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge). We own 62.50% of Pointer Ridge. Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge. The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland. Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants. We lease approximately 50% of this building for our main office and operate a branch of Old Line Bank from this address.
Summary of Recent Performance and Other Activities
     During one of the most challenging economic periods in the last thirty years, we are pleased to report continued profitability for 2009. Net income attributable to Old Line Bancshares, Inc. increased $280,032 or 15.95% for the year ended December 31, 2009. After inclusion of the dividends and accretion on the preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program in December 2008, net income available to common stockholders was $1.6 million or $0.40 per basic and diluted common share for the year ending December 31, 2009.
     The following events occurred during 2009.
•	We maintained asset quality with total non-performing assets of $1.6 million (0.44% of total assets) and two other loans totaling approximately $581,000 past due between 30 and 89 days at year end.

•	We increased the provision for loan losses by $485,000 from $415,000 to $900,000.

•	The loan portfolio grew $33.9 million or 14.67%.

•	Total deposits grew $54.9 million or 23.73%.

•	We maintained liquidity and by all regulatory measures remained “well capitalized”.

•	We recognized an increase in earnings on our investment in Pointer Ridge of approximately $145,000 inclusive of a non-recurring lease termination fee of approximately $158,000 recognized in the quarter ended March 31, 2009.

•	We recorded an approximately $159,000 gain from sale on investments.

•	We incurred a $392,000 increase in FDIC insurance premiums inclusive of a $149,748 special assessment.

•	We enhanced our core data processing system.

•	We repurchased from the U.S. Treasury 7,000 shares of preferred stock and the warrant to purchase 141,892 share of our common stock that we issued to them in December 2008.

•	We opened new branch locations in Crofton and Glen Dale, Maryland and moved our Greenbelt location to a permanent building.

•	We added a team of four highly skilled loan officers to our staff.
     The following summarizes the highlights of our financial performance for the twelve month period ended December 31, 2009 compared to the twelve month period ended December 31, 2008 (000’s):

Year Ended December 31, 2009	2009	2008	$ Change	% Change

Net income available to common stockholders	$1,550	$1,727	$(177)	(10.25)%
Interest revenue	17,096	15,424	1,672	10.84
Interest expense	5,580	5,910	(330)	(5.58)
Net interest income after provision for loan losses	10,616	9,100	1,516	16.66
Non-interest revenue	1,820	964	856	88.80
Non-interest expense	9,257	7,373	1,884	25.55
Average total loans	254,562	217,550	37,012	17.01
Average interest earning assets	308,416	252,027	56,389	22.37
Average total interest bearing deposits	221,651	165,596	56,055	33.85
Average non-interest bearing deposits	39,410	36,039	3,371	9.35
Net Interest Margin (1)	3.77%	3.80%
Return on average equity	5.13%	5.04%
Basic earnings per common share	$0.40	$0.44	$(0.04)	(9.09%)
Diluted earnings per common share	0.40	0.44	(0.04)	(9.09%)

(1)	See “Reconciliation of Non-GAAP Measures”
     Growth Strategy
     We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value. In the past 24 months, we have expanded in Prince George’s County and Anne Arundel County, Maryland.
     We opened a branch at 167-U Jennifer Road, Annapolis, Maryland in Anne Arundel County in September 2008. We hired the staff for this branch during the months of August and September of 2008. In February 2008, we opened a branch in Prince George’s County at 9658 Baltimore Avenue, College Park, Maryland in the same building as the loan production office that houses one of our teams of loan officers. We hired the Branch Manager and staff for this location in February 2008. On July 1, 2009, we opened a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County. During July and August of 2009, we hired the staff for this location. In October 2009, we opened our branch in the Fairwood Office Park located at 12100 Annapolis Road, Suite 1, Glen Dale, Maryland. We hired the staff for this location during the third quarter of 2009.

     As previously reported, in December 2008, we increased our ownership in Pointer Ridge Office Investment, LLC from 50.00% to 62.50%. As a result, we now consolidate their results of operations and financial performance. During 2009, this consolidation caused an approximately $567,283 increase in non-interest revenue, a $413,610 increase in interest expense, a $526,494 reduction in occupancy expense and an $87,215 increase in non-interest expense.
     While many of our peer banks have experienced devastating financial losses, high delinquencies and record levels of charge-offs, we have managed to maintain profitability and asset quality in an extremely challenging environment while incurring increased FDIC insurance cost, increased operating costs associated with the new branches and a $485,000 increase in the loan loss provision for the twelve month period. We continue to remain cautiously optimistic that we will continue to successfully navigate through this difficult period. However, we also recognize that we are not immune to losses in our loan portfolio. If the unemployment rate continues to remain high and real estate values decline further, we anticipate that even our strong borrowers may experience financial difficulties as they continue to cope with declining revenues, diminishing cash flows and depreciating collateral values in their businesses. Therefore, we expect that we will continue to maintain a higher allowance for loan losses than we have historically required.
     Although the current economic climate continues to present significant challenges for our industry, we anticipate the bank will experience loan and deposit growth during 2010. We do expect that the current economic climate will cause a slower rate of loan growth in the future than we have historically experienced.
     With the opening of the Fairwood branch as discussed above, we have substantially completed our current branch expansion. Accordingly, we don’t anticipate opening any additional branches in the immediate future, although should we identify new branch locations that will support our long term growth plans we may open additional branches.
     Because of the new branches and the additional loan officers, we anticipate salaries and benefits expenses and other operating expenses will increase in 2010. We anticipate that, over time, income generated from the branches will offset any increase in expenses. We also expect that in 2010 Pointer Ridge will operate at a slight loss. We believe with these 10 branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we are positioned to focus our future efforts on improving earnings per share and enhancing stockholder value by capitalizing on the many opportunities available in the market.
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

     Repayment of Troubled Asset Relief Program (TARP) Investment
     On July 15, 2009, we repurchased from the U.S. Treasury 7,000 shares of preferred stock that we issued to them in December 2008 under the U.S. Treasury’s Capital Purchase Program through the Troubled Asset Relief Program. We paid the U.S. Treasury $7,058,333 to repurchase the preferred stock which reflects the liquidation value of the preferred stock and $58,333 of accrued but unpaid dividends. We have also repurchased at a fair market value of $225,000 the warrant to purchase 141,892 shares of our common stock that was issued to the U.S. Treasury in conjunction with the issuance of the preferred stock. For the twelve month period ended December 31, 2009, we recorded approximately $486,000 for the dividend due and the accretion of the preferred stock. After careful consideration, we determined that we would repay the U.S. Treasury and believe this repayment will be in the best long term interest of our stockholders.
Results of Operations
     Net Interest Income
     Net interest income is the difference between income on interest earning assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments, and federal funds sold; interest bearing deposits and other borrowings make up the cost of funds. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.
     2009 compared to 2008
     Net interest income after provision for loan losses for the year ended December 31, 2009 amounted to $10.6 million, which was $1.5 million or 16.48% greater than the 2008 level of $9.1 million. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest-bearing liabilities. A decline in interest rates on these interest earning assets partially offset this growth. The interest rate on interest bearing deposits also declined at a faster rate than the rate on interest earning assets. Changes in the federal funds rate and the prime rate affect the interest rates on interest earning assets, net interest income and net interest margin.
     The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter, 175 basis points in the fourth quarter and at year end 2008 was 3.25%. During 2009, the prime interest rate remained unchanged at 3.25% for the entire period. The intended federal funds rate has also moved in a similar manner to the prime interest rate. It began 2008 at 4.25% and decreased 200 basis points in the first quarter, 25 basis points in the second quarter and 175 to 200 basis points in the fourth quarter and ended the year of 2008 at zero to 0.25%. During 2009, the intended federal funds rate remained at zero to 0.25% for the entire period.
     We offset the effect on net interest income caused by these declines in interest rates primarily by growing total average interest earning assets $56.4 million to $308.4 million for the year ended December 31, 2009 from $252.0 million for the year ended December 31, 2008. The growth in average interest earning assets derived primarily from a $37.1 million increase in average total loans, an $18.9 million growth in average investment securities and a $13.9 million increase in average interest bearing deposits in other banks. The growth in net interest income that derived from the increase in total average interest earning assets was also offset by growth in average interest bearing deposits which grew to $221.7 million from $165.6 million.
     Our net interest margin was 3.77% for the year ended December 31, 2009, as compared to 3.80% for the year ended December 31, 2008. The decrease in the net interest margin is the result of several components. The yield on average interest-earning assets declined during the period 57 basis points from 6.15% in 2008 to 5.58% in 2009. This decrease was primarily because of the lower federal funds interest yield and the lower prime rate during the year. As outlined above, we partially offset these rate reductions through growth in the loan portfolio. As a result of this growth, there were a higher percentage of funds invested in higher yielding commercial and mortgage loans during the period. The yield on borrowed funds increased 39 basis points during the period. The consolidation of Pointer Ridge’s assets, liabilities, and equity was the primary cause of the increase in the cost of borrowed funds.
     With our new branches and increased recognition in the Prince George’s County and Anne Arundel County markets, and with continued growth in deposits, we anticipate that we will continue to grow earning assets during

2010. If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits in 2010. We also believe that we will maintain or improve the net interest margin during 2010. As a result of this growth and maintenance of the net interest margin, we expect that net interest income will increase during 2010, although there can be no guarantee that this will be the case.
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

	Average Balances, Interest and Yields
Twelve Months Ended December 31,	2009			2008			2007
	Average			Average			Average
	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$458,457	$1,149	0.25%	$13,342,150	$290,788	2.18%	$21,525,420	$1,142,707	5.31%
Interest bearing deposits	17,004,299	270,290	1.59	3,116,699	104,560	3.35	498,630	25,556	5.13
Investment securities(1)(2)
U.S. Treasury	187,658	7,647	4.07	2,072,573	73,061	3.53	3,621,923	121,196	3.35
U.S. government agency	8,411,754	313,654	3.73	4,896,926	192,271	3.93	7,347,989	302,119	4.11
Mortgage backed securities	24,642,044	1,059,386	4.30	7,799,475	356,398	4.57	1,247,089	48,946	3.92
Municipal securities	2,540,562	126,752	4.99	2,875,141	140,893	4.90	3,240,786	159,015	4.91
Other	2,886,213	72,150	2.50	2,124,236	92,723	4.37	1,477,894	84,859	5.74

Total investment securities	38,668,231	1,579,589	4.08	19,768,351	855,346	4.33	16,935,681	716,135	4.23

Loans:(1)
Commercial	70,966,468	4,168,203	5.87	62,783,300	4,234,175	6.74	44,125,513	3,654,176	8.28
Mortgage	168,196,382	10,346,433	6.15	137,944,563	9,109,972	6.60	108,513,579	8,039,542	7.41
Consumer	15,399,539	856,562	5.56	16,821,749	896,398	5.33	20,363,658	1,074,436	5.28

Total loans	254,562,389	15,371,198	6.04	217,549,612	14,240,545	6.55	173,002,750	12,768,154	7.38
Allowance for loan losses	2,277,747	—		1,749,885	—		1,405,182	—

Total loans, net of allowance	252,284,642	15,371,198	6.09	215,799,727	14,240,545	6.60	171,597,568	12,768,154	7.44

Total interest earning assets(1)	308,415,629	17,222,226	5.58	252,026,927	15,491,239	6.15	210,557,299	14,652,552	6.96

Non-interest bearing cash	7,104,387			4,369,508			3,800,713
Premises and equipment	14,548,001			5,157,011			4,186,529
Other assets	11,904,806			11,107,525			10,030,452

Total assets(1)	$341,972,823			$272,660,971			$228,574,993

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$6,853,343	25,602	0.37	$6,436,599	39,492	0.61	$8,250,010	55,660	0.67
Money market and NOW	33,931,390	171,476	0.51	34,046,098	321,164	0.94	28,382,013	588,824	2.07
Other time deposits	180,866,687	4,356,021	2.41	125,113,791	4,740,952	3.79	104,244,760	5,045,070	4.84

Total interest bearing deposits	221,651,420	4,553,099	2.05	165,596,488	5,101,608	3.08	140,876,783	5,689,554	4.04
Borrowed funds	37,817,464	1,026,755	2.72	34,754,155	808,127	2.33	16,423,688	573,405	3.49

Total interest bearing liabilities	259,468,884	5,579,854	2.15	200,350,643	5,909,735	2.95	157,300,471	6,262,959	3.98
Non-interest bearing deposits	39,410,471			36,039,280			34,561,334

	298,879,355	5,579,854	1.87	236,389,923	5,909,735	2.50	191,861,805	6,262,959	3.26

Other liabilities	3,390,944			1,450,813			1,249,573
Non-controlling interest	692,144			—			—
Stockholders’ equity	39,010,380			34,820,235			35,463,615

Total liabilities and stockholders’ equity	$341,972,823			$272,660,971			$228,574,993

Net interest spread(1)			3.43			3.20			2.98%
Net interest income(1)		$11,642,372	3.77%		$9,581,504	3.80%		$8,389,593	3.98

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.
Rate/Volume Variance Analysis

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2009 compared to 2008			2008 compared to 2007
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$(289,639)	$(138,510)	$(151,129)	$(851,919)	$(517,342)	$(334,577)
Interest bearing deposits	165,730	(80,912)	246,642	79,004	(11,704)	90,708
Investment Securities(1)
U.S. Treasury	(65,414)	9,878	(75,292)	(48,135)	6,190	(54,325)
U.S. government agency	121,383	(10,132)	131,515	(109,848)	(13,039)	(96,809)
Mortgage backed securities	702,988	(22,306)	725,294	307,452	9,296	298,156
Municipal securities	(14,141)	2,512	(16,653)	(18,122)	(203)	(17,919)
Other	(20,573)	(47,347)	26,774	7,864	(23,531)	31,395
Loans:
Commercial	(65,972)	(582,060)	516,088	579,999	(766,923)	1,346,922
Mortgage	1,236,461	(657,060)	1,893,521	1,070,430	(942,512)	2,012,942
Consumer	(39,836)	38,138	(77,974)	(178,038)	10,630	(188,668)

Total interest revenue (1)	1,730,987	(1,487,799)	3,218,786	838,687	(2,249,138)	3,087,825

Interest bearing liabilities:
Savings	(13,890)	(16,305)	2,415	(16,168)	(4,709)	(11,459)
Money market and NOW	(149,688)	(148,610)	(1,078)	(267,660)	(368,202)	100,542
Other time deposits	(384,931)	(2,074,050)	1,689,119	(304,118)	(1,210,217)	906,099
Borrowed funds	218,628	143,283	75,345	234,722	(241,040)	475,762

Total interest expense	(329,881)	(2,095,682)	1,765,801	(353,224)	(1,824,168)	1,470,944

Net interest income(1)	$2,060,868	$607,883	$1,452,985	$1,191,911	$(424,970)	$1,616,881

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
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
     The provision for loan losses was $900,000 for the year ended December 31, 2009. This represented a $485,000 or 116.87% increase as compared to the year ended December 31, 2008. We increased the provision for loan losses because we believe that although our asset quality remains strong, the longer the weaknesses in the economy exist the more difficult it becomes for even our strong borrowers to maintain profitability consistent with prior periods.
     At year end, we had $1.6 million in non-performing real estate loans. We also have two loans totaling approximately $581,000 past due between 30-89 days. As outlined below, we are currently working towards resolution with all of these borrowers.
     The provision for loan losses was $415,000 for the year ended December 31, 2008, as compared to $318,000 for the year ended December 31, 2007, an increase of $97,000 or 30.50%. We increased the provision for loan losses because the real estate industry encountered difficulties, there was significant turbulence in the financial markets, unemployment was rising, and there was evidence of weakness in the general economy. After completing the analysis outlined below, we determined during the twelve month period ended December 31, 2008 that there were changes in economic factors that directly impacted the quality of the loan portfolio and warranted a higher provision.
     We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by ASC Topic 310-Receivables, and ASC Topic 450-Contingencies. Also incorporated in determining the adequacy of the allowance is guidance contained in the SEC’s SAB No. 102, Loan Loss Allowance Methodology and Documentation; the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision.
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

     We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management’s estimation increase the risk inherent in the category. If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category. For all periods presented, there were no specific adjustments made for concentrations of credit. As discussed above, in 2008 and 2009 we increased our provision for loan losses for the periods in all segments of our portfolio as a result of economic considerations. We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience. These factors include, but are not limited to, changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
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
     We will not create a separate valuation allowance unless we consider a loan impaired. At December 31, 2009, we had three loans totaling $1.6 million past due and classified as non-accrual. The first loan has a balance of $810,291 and is the same loan that we reported in our December 31, 2008 financial statements. During 2009, we received $40,384 in payments on this loan. In the 4th quarter of 2009, we proceeded with obtaining a “lift stay” on this property and are waiting for ratification. Once received, we plan to foreclose on this property. The second loan is in the amount of $223,169. The value of the collateral is sufficient to provide repayment. We have foreclosed on the property and were waiting for ratification from the court as of December 31, 2009. In March 2010, we received ratification and we anticipate that we will hold the real estate for future sale. The third loan is a land development loan secured by real estate in the amount of $553,039. The borrower on this loan has filed bankruptcy. A recent appraisal of the property securing this loan indicates that the value of the collateral is sufficient to provide repayment. We plan to proceed with foreclosure on this property. We do not believe that any of these loans are impaired and we have not designated a specific allowance for any of these non-accrual loans. The total non-accrued interest on these loans at December 31, 2009 was $190,701.
     During the year ended December 31, 2009, we charged off a loan in the amount of approximately $195,000 to the allowance for loan losses. This charge-off was the result of one land developer who was unable to meet all of his financial obligations and advised us that he could no longer make any of his payments and there was no remaining value in the underlying collateral. During the third quarter, we also repossessed a boat with a loan balance of approximately $100,000. We charged $50,000 to the allowance for loan losses for anticipated losses on this repossession and have recorded the remaining value of the boat in other assets. We plan to sell this boat.
     In July 2009, we charged an additional $150,000 to the allowance for loan losses for the deficiency balance due on a $700,000 loan that was in non-accrual status until December 2009. In July, we restructured the remaining $550,000 of the loan balance and the borrower began remitting monthly payments. The borrower has submitted six monthly payments in a timely manner. As a result, we have taken this loan out of non-accrual status and we now classify it as an accrual loan. The remaining $7,000 charged to the allowance for loan losses in 2009 and the total $18,440 in 2008 and the $12,149 in 2007 were comprised of various immaterial deficiencies on several loans.

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
     The allowance for loan losses represents 0.93% of total loans at December 31, 2009, 0.85% at December 31, 2008, and 0.78% at December 31, 2007. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.
     The following table represents an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

Years Ended December 31,	2009	2008	2007

Balance, beginning of period	$1,983,751	$1,586,737	$1,280,396
Provision for loan losses	900,000	415,000	318,000

Chargeoffs:
Commercial	—	—	(6,064)
Mortgage	(344,825)	—	—
Consumer	(57,210)	(18,440)	(6,085)

Total chargeoffs	(402,035)	(18,440)	(12,149)
Recoveries:
Consumer	—	454	490

Total recoveries	—	454	490

Net (chargeoffs) recoveries	(402,035)	(17,986)	(11,659)

Balance, end of period	$2,481,716	$1,983,751	$1,586,737

Ratio of allowance for loan losses to:
Total gross loans	0.93%	0.85%	0.78%
Non-accrual loans	156.43%	233.19%	145.93%
Ratio of net-chargeoffs during period to average loans outstanding during period	0.158%	0.008%	0.007%

     The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

December 31,	2009		2008		2007
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Consumer	$10,319	0.57%	$13,391	0.50%	$10,236	0.46%
Boat	81,417	4.91	94,910	6.22	106,405	8.66
Mortgage	1,845,126	66.74	1,348,850	63.21	1,080,897	63.56
Commercial	544,854	27.78	526,600	30.07	389,199	27.32

Total	$2,481,716	100.00%	$1,983,751	100.00%	$1,586,737	100.00%

     Non-interest Revenue
     2009 compared to 2008
     Non-interest revenue totaled $1.8 million for the twelve months ended December 31, 2009, an increase of $855,835 or 88.79%. Non-interest revenue for the twelve months ended December 31, 2009 and December 31, 2008 included fee income from service charges on deposit accounts, gains on sales of investment securities, earnings on bank owned life insurance, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions.
     The following table outlines the changes in non-interest revenue for the twelve month periods.

Years Ended December 31,	2009	2008	$ Change	% Change

Service charges on deposit accounts	$307,012	$311,268	$(4,256)	(1.37)%
Net gains on sales of investment securities	158,551	(3,081)	161,632
Earnings on bank owned life insurance	376,165	366,785	9,380	2.56
Income (loss) on investment in real estate LLC	—	3,741	(3,741)	(100.00)
Pointer Ridge rent and other revenue	567,283	53,738	513,545	955.65
Other fees and commissions	410,756	231,481	179,275	77.45

Total non-interest revenue	$1,819,767	$963,932	$855,835	88.79%

     Although the number of customers increased, service charges on deposit accounts remained relatively stable because these customers used lower cost services. In an effort to minimize call and prepayment risk and manage future interest rate risk, we elected to sell available-for-sale securities during 2009. We recorded gains on these investments because the decline in market interest rates caused an increase in the securities’ value. In 2008, we sold a security because it no longer met our investment guidelines. The interest rates for these types of securities had increased which caused the security value to decline and we experienced a loss. Other fees and commissions increased primarily because we issued a higher dollar value of letters of credit that caused letter of credit fees to increase. We also had higher loan fees as a result of an increase in expired loan commitments and an increase in the number of loans that we settled during the year.
     As previously outlined, in November 2008, we acquired an additional 12.50% membership interest in Pointer Ridge. As a result of this purchase, our membership interest increased from 50.00% to 62.50%. Consequently, we consolidated Pointer Ridge’s results of operations from the date of acquisition. Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method. This consolidation caused the earnings on our investment in real estate LLC to decline and Pointer Ridge rent and other revenue to increase during 2009.
     Because of the new lenders we have hired and the new branches that we have opened, we expect that customer relationships will grow during 2010. We anticipate this growth will cause an increase in service charges on deposit accounts. We believe the demand in the commercial real estate market will remain slow during 2010. As a result, we expect other loan fees which are included in other fees and commissions will either remain consistent with 2009 or decline slightly. As a result of declining interest rates, we expect our earnings on bank owned life insurance will decline slightly during 2010. We anticipate that Pointer Ridge will have a decline in earnings in 2010 and operate at a loss. In December 2008, one of the primary tenants in the Pointer Ridge building departed. In 2009, Pointer Ridge leased the space to a new tenant that has since departed and there are currently vacancies in the building. In 2009, Pointer Ridge also negotiated a settlement from the prior tenant. Therefore, we recorded a one time gain from this settlement in 2009.
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
     The following table outlines the changes in non-interest revenue for the twelve month periods.

			$	%
Years Ended December 31,	2008	2007	Change	Change

Service charges on deposit accounts	$311,268	$292,610	$18,658	6.38%
Marine division broker origination fees	—	272,349	(272,349)	(100.00)
Earnings on bank owned life insurance	366,785	340,853	25,932	7.61
Income (loss) on investment in real estate LLC	3,741	24,100	(20,359)	(84.48)
Other fees and commissions	282,138	243,402	38,736	15.91

Total non-interest revenue	$963,932	$1,173,314	$(209,382)	(17.85)%

     Service charges on deposit accounts increased due to increases in the number of customers and the services they used. We did not earn any marine division broker origination fees during the period because we closed this division at the end of the third quarter of 2007. Earnings on bank owned life insurance increased because we invested an additional $4 million in February 2007. As a result, we had an additional thirty days of interest income on the investment in 2008. Other fees and commissions increased because of the consolidation of Pointer Ridge’s results of operations from the date of acquisition as outlined below. Other fees and commissions also increased because in April 2007, we began leasing the Waldorf office space that we vacated in July 2006 and because of increases in loan income received from the repayment of a non-accrual loan. The consolidation of Pointer Ridge’s results of operations, as discussed above, caused the earnings on our investment in real estate LLC to decline and other fees and commissions to increase in 2008.
     Pointer Ridge’s earnings declined during the year because it had two tenants that did not pay their rent in a timely manner and they recorded a reserve for these uncollected rents. Additionally, operating expenses on the building increased during the year.
     Non-interest Expense
     2009 compared to 2008
     Non-interest expense for the twelve months ended December 31, 2009 increased 25.55% or $1.9 million relative to the amount reported in 2008. The following chart outlines the changes in non-interest expenses for the period.

			$	%
Years Ended December 31,	2009	2008	Change	Change

Salaries	$4,037,027	$3,316,219	$720,808	21.74%
Employee benefits	1,012,014	923,666	88,348	9.56
Occupancy	1,085,768	1,124,838	(39,070)	(3.47)
Equipment	354,531	313,133	41,398	13.22
Data processing	340,870	269,632	71,238	26.42
FDIC Insurance and State of Maryland assessments	561,850	151,149	410,701	271.72
Pointer Ridge other operating	66,458	24,414	42,044	172.21
Other operating	1,798,363	1,249,727	548,636	43.90

Total non-interest expenses	$9,256,881	$7,372,778	$1,884,103	25.55%

     Salaries, employee benefits, equipment, data processing expenses, and other operating expenses increased primarily because of increased operating expenses from the two branches that we opened in 2008, two additional branches opened in 2009 and the new lending team that we hired in December 2009. As a result of the consolidation of Pointer Ridge, these increases and increases in occupancy expenses due to the new branches were partially offset by the elimination of $526,494 of rental expenses paid to Pointer Ridge. Benefits also increased because of the increase in stock option expenses for options granted in the first quarter of 2009. There were no options granted in 2008. In April of 2009, we converted our core data processing system to a new service provider. In addition to the impact from the new branches, the conversion also caused an increase in data processing costs. Non-interest expenses also increased because of a $410,701 increase in FDIC insurance premiums and Maryland State assessments, inclusive of the approximately $149,000 special assessment.
     For 2010, we anticipate non-interest expenses will increase. We will incur increased rent expense related to the new Fairwood, Crofton, College Park and Annapolis locations and increased operational expenses associated with these branches. We will also incur increased data processing costs because of these new branches and our new core processing system and increased FDIC insurance premiums.

     2008 compared to 2007
     The following chart outlines the non-interest expenses for the years ended December 31, 2008 and 2007.

			$	%
Years Ended December 31,	2008	2007	Change	Change

Salaries	$3,316,219	$3,045,932	$270,287	8.87%
Employee benefits	923,666	953,554	(29,888)	(3.13)
Occupancy	1,124,838	934,277	190,561	20.40
Equipment	313,133	248,182	64,951	26.17
Data processing	269,632	221,107	48,525	21.95
Other operating	1,425,290	1,371,499	53,791	3.92

Total non-interest expenses	$7,372,778	$6,774,551	$598,227	8.83%

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
Income Taxes
     2009 compared to 2008
     Income tax expense was $1,055,522 (33.20% of pre-tax income) for the year ended December 31, 2009 compared to $939,383 (34.91% of pre-tax income) for the same period in 2008. The decrease in the effective tax rate is primarily due to higher tax exempt interest income.
     2008 Compared to 2007
     Income tax expense was $939,383 (34.91% of pre-tax income) for the year ended December 31, 2008 compared to $789,053 (33.26% of pre-tax income) for the same period in 2007. The increase in the effective tax rate is primarily due to a decrease in interest on tax exempt securities as a percent of pre-tax income during the period and an increase in the state tax rate.
Net Income Available to Common Stockholders
     2009 compared to 2008
     Net income attributable to Old Line Bancshares increased $280,032 or 15.95% for the twelve month period ended December 31, 2009 to $2.0 million from $1.8 million for the twelve month period ended December 31, 2008. After inclusion of the dividends and accretion on the preferred stock issued under the U.S. Treasury’s Capital Purchase Program in December 2008, net income available to common stockholders for the twelve month period was $1.6 million. Earnings per basic and diluted common share were $0.40 for the twelve months ended December 31, 2009 and $0.44 for the same period in 2008. The increase in net income was the result of a $1.5 million increase in net interest income after provision for loan losses and an $855,835 increase in non-interest revenue. This was partially offset by a $1.9 million increase in non-interest expense and a $116,139 increase in income taxes. Earnings per share decreased on a basic and diluted basis because of dividends and accretion on the preferred stock. This was partially offset by higher earnings and because we repurchased 217,085 shares of common stock during the year ended December 31, 2008 that caused the average number of common shares outstanding during 2009 to decline to 3,862,364 from 3,919,903 for the same period in 2008.
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
     The investment securities at December 31, 2009 amounted to $33.8 million, a decrease of $3.8 million, or 10.11%, from the December 31, 2008 amount of $37.6 million. Available for sale investment securities decreased to $28.0 million at December 31, 2009 from $29.6 million at December 31, 2008. The decrease in the available for sale investment securities occurred primarily because we deployed these funds into loans or other interest bearing deposits. Held to maturity securities at December 31, 2009 decreased to $5.8 million from the $8.0 million balance on December 31, 2008 because securities matured or were called during the period. The fair value of available for sale securities included net unrealized gains of $609,165 at December 31, 2009 (reflected as unrealized gains of $368,880 in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $648,356 ($392,611 net of taxes) as of December 31, 2008. In general, the decrease in fair value was the result of increasing market rates. We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

     The investment securities at December 31, 2008 amounted to $37.6 million, an increase of $25.9 million, or 221.24%, from the December 31, 2007 amount of $11.7 million. Available for sale investment securities increased to $29.6 million at December 31, 2008 from $9.4 million at December 31, 2007. Held to maturity securities at December 31, 2008 increased to $8.0 million from $2.3 million. The increase in the available for sale investment and held to maturity securities occurred because as liquidity concerns in the market began to dissipate and interest rates declined, in the fourth quarter, we used federal funds to purchase securities. The fair value of available for sale securities included net unrealized gains of $648,356 at December 31, 2008 (reflected as unrealized gains of $392,611 in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $49,127 ($29,749 net of taxes) as of December 31, 2007. In general, the increase in fair value was a result of maturities, decreasing interest rates on investments and changes in investment ratings. As required, we have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. As the maturity date moves closer and/or interest rates decline, we expect the unrealized losses in the portfolio will decline or dissipate.
     The following table sets forth a summary of the investment securities portfolio as of the periods indicated. Available for sale securities are reported at estimated fair value; held to maturity securities are reported at amortized cost.
Investment Securities
(Dollars in thousands)

December 31,	2009	2008	2007

Available For Sale Securities
U.S. Treasury	$—	$—	$998
U.S. government agency	7,291	10,898	4,472
Municipal securities	2,275	2,443	2,914
Mortgage backed	18,447	16,225	1,009

Total Available for Sale Securities	$28,013	$29,566	$9,393

Held To Maturity Securities
U.S. Treasury	$—	$500	$2,001
Municipal securities	301	301	301
Mortgage-backed	5,506	7,202	—

Total Held to Maturity Securities	$5,807	$8,003	$2,302

Equity Securities	$2,958	$2,127	$2,080

     The following table shows the maturities for the securities portfolio at December 31, 2009 and 2008:
Fair Value, Amortized Cost and Weighted Average Yield

	Available for Sale			Held to Maturity
	Amortized	Fair	Weighted Average	Amortized	Fair	Weighted Average
December 31, 2009	Cost	Value	Yield	Cost	Value	Yield

Maturing
Less than 3 months	$250,039	$250,398	2.55%	$—	$—
Over 3 months through 1 year	1,394,559	1,413,114	3.22%	—	—
Over one to five years	4,440,360	4,621,900	4.00%	99,927	100,210	3.50%
Over five to ten years	8,567,790	8,760,477	3.32%	2,279,892	2,373,515	4.40%
Over ten years	12,751,035	12,967,059	4.16%	3,426,688	3,603,040	4.78%

	$27,403,783	$28,012,948		$5,806,507	$6,076,765

Pledged Securities	$—	$—		$—	$—

	Available for Sale			Held to Maturity
	Amortized	Fair	Weighted Average	Amortized	Fair	WeightedAverage
December 31, 2008	Cost	Value	Yield	Cost	Value	Yield

Maturing
Over 3 months through 1 year	$1,150,265	$1,171,205	3.18%	$499,942	$507,031	3.91%
Over one to five years	11,635,121	11,957,725	3.88%	99,881	100,075	3.50%
Over five to ten years	8,995,942	9,249,654	4.69%	2,051,611	2,091,071	4.47%
Over ten years	7,136,292	7,187,392	4.43%	5,351,957	5,536,836	4.68%

	$28,917,620	$29,565,976		$8,003,391	$8,235,013

Pledged Securities	$—	$—		$—	$—

     Contractual maturities of mortgage-backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.

     Investment in real estate LLC
     On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.50% membership interest in Pointer Ridge, a real estate investment limited liability company. As a result of this purchase, our membership interest increased from 50.00% to 62.50%. Consequently, we consolidated Pointer Ridge’s results of operations from the date of acquisition. Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method. The following table summarizes the condensed Balance Sheets and Statements of Income for Pointer Ridge.

Pointer Ridge Office Investment, LLC
December 31,	2009	2008	2007

Balance Sheets
Current assets	$891,233	$540,105	$440,256
Non-current assets	7,432,268	7,619,352	7,815,892
Liabilities	6,480,230	6,548,760	6,644,206
Equity	1,843,271	1,610,697	1,611,942

Statements of Income
Revenue	$1,239,137	$1,014,136	$941,520
Expenses	1,006,563	1,019,577	893,320

Net income (loss)	$232,574	$(5,441)	$48,200

     We purchased Chesapeake Custom Homes, L.L.C.’s 12.50% membership interest at the book value which was equivalent to the fair value. Accordingly, we did not record any goodwill with this purchase.
     We lease space for our headquarters office and branch location in the building owned by Pointer Ridge at 1525 Pointer Ridge Place, Bowie, Maryland. We eliminate these lease payments in consolidation. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank, controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge.
     Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $33.9 million or 14.67% to $265.0 million at December 31, 2009 from $231.1 million at December 31, 2008. Commercial business loans increased by $4.2 million (6.00%), commercial real estate loans increased by $13.2 million (11.91%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $10.6 million (82.81%), real estate construction loans (primarily commercial real estate construction) increased by $7.5 million (32.05%) and consumer loans decreased by $1.0 million (6.41%) from their respective balances at December 31, 2008.
     The loan portfolio, net of allowance, unearned fees and origination costs increased $29.2 million or 14.46% to $231.1 million at December 31, 2008 from $201.9 million at December 31, 2007. Commercial business loans increased by $14.5 million (26.13%), commercial real estate loans (generally owner-occupied) increased by $14.8 million (15.42%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $1.6 million (14.29%), real estate construction loans increased by $1.5 million (6.85%) and consumer loans decreased by $2.9 million (15.68%) from their respective balances at December 31, 2007.
     During 2009, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period. In spite of these payoffs, we experienced a 14.67% growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during 2010 and continue to grow the loan portfolio. However, continued deterioration in the economic climate may cause slower loan growth.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

December 31,	2009		2008		2007

Real Estate
Commercial	$124,002	46.44%	$110,826	47.63%	$96,018	47.26%
Construction	30,872	11.56	23,422	10.07	21,905	10.78
Residential	23,350	8.74	12,820	5.51	11,227	5.53
Commercial	74,175	27.78	69,961	30.07	55,513	27.32
Consumer	14,622	5.48	15,638	6.72	18,528	9.11

	267,021	100.00%	232,667	100.00%	203,191	100.00%

Allowance for loan losses	(2,481)		(1,983)		(1,586)
Deferred loan costs, net	469		370		337

	$265,009		$231,054		$201,942

     The following table presents the maturities or re-pricing periods of selected loans outstanding at December 31, 2009:

	Loan Maturity Distribution at December 31, 2009
	1 year or less	1-5 years	After 5 years	Total
		(Dollars in thousands)
Real Estate
Commercial	$26,577	$78,954	$18,471	$124,002
Construction	21,022	9,730	120	30,872
Residential	14,577	7,880	893	23,350
Commercial	38,954	33,573	1,648	74,175
Consumer	680	982	12,960	14,622

Total Loans	$101,810	$131,119	$34,092	$267,021

Fixed Rates	$19,841	$46,545	$27,858	$94,244
Variable Rates	81,969	84,574	6,234	172,777

Total Loans	$101,810	$131,119	$34,092	$267,021

     Asset Quality
     Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

     The following table outlines those construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.
Loans With Interest Paid From Loan Advances
(Dollars in thousands)

Years Ended December 31,	2009		2008
	# of		# of
	Borrowers		Borrowers
Hotels	1	$1,741	3	$8,563
Owner occupied		—	1	2,882
Single family acquisition & development	2	4,028	5	5,889

	3	$5,769	9	$17,334

     At inception, the total loan and commitment amount were equivalent to an appraised 80% or less “as is” or “as developed” loan to value. We continually monitor these loans and where appropriate have received new appraisals on these properties, additional collateral, a payment on the principal, or have downgraded the risk rating on the loan and increased our loan loss provision accordingly. In certain cases, these loans have experienced a delay in the project either as a result of delays in receiving regulatory approvals or the borrower has elected to delay the project because the current economic climate has caused real estate values to decline. Although payments on these loans are current, management monitors their performance closely.
     At year end, with the exception of the three non-accrual loans and two loans that were 30-89 days past due, all of our loans were performing in accordance with contractual terms. Management has identified eight additional potential problem loans totaling $6.2 million. Management has concerns either about the ability of these borrowers to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these credits. During the 1st quarter of 2010, we placed one of these loans in the amount of $442,242 on non-accrual status. We proceeded with foreclosure on the real estate that secures this loan. At the foreclosure, there was a buyer for the property and we anticipate we will have no significant losses on this loan.
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
     As previously discussed in the provision for loan losses section of this report, at December 31, 2009, we had three loans totaling $1.6 million that were 90 days past due and were classified as non-accrual compared to one loan in the amount of $850,675 at December 31, 2008.
     During the first quarter of 2008, the borrower on the first non-accrual loan that has a balance of $810,291 began remitting payments and advised us that the borrower planned to make all past due interest and principal current prior to June 30, 2009. Through October 2008, the borrower remitted regular payments plus a portion of the arrearage. In November 2008, the borrower requested a revision to this repayment schedule with full repayment of all past due amounts to occur by May 2010. In October 2009, the Borrower re-entered bankruptcy under Chapter 11 of the United States Bankruptcy Code. A commercial real estate property secures this loan. We have a hearing scheduled to obtain a “lift stay” on the property. Assuming the court provides the “lift stay” on the property, we plan to proceed with foreclosure on the property. The loan to value at inception of this loan was 80% and a recent appraisal indicates that the current loan principal to value is less than 80%. As of December 31, 2009, the interest not accrued on this loan was $149,406 none of which was included in net income for the twelve months ended December 31, 2009. We have not designated a specific allowance for this non-accrual loan.

     The second loan is in the amount of approximately $223,000. The value of the collateral is sufficient to provide repayment and we do not consider this loan impaired. We have proceeded with foreclosure and received ratification of the foreclosure in March 2010. We have not designated a specific allowance for this non-accrual loan. As of December 31, 2009, the non-accrued interest due on this loan was $32,582 none of which was included in net income in the twelve month period ended December 31, 2009.
     The third loan in the amount of $553,039 is a land development loan secured by real estate. The borrower on this loan has filed bankruptcy. A recent appraisal of the property securing this loan indicates that the value of the collateral is sufficient to provide repayment and we do not consider this loan impaired. We plan to proceed with foreclosure on this property. The total non-accrued interest on this loan at December 31, 2009 was $8,713 none of which was included in net income in the twelve month period ended December 31, 2009.
     In March 2009, we reported that the borrower on an approximately $700,000 residential real estate mortgage filed bankruptcy. After receipt of an appraisal on the property, we have restructured this loan. In July, we charged $150,000 of the previously reported $175,000 allocated allowance to the allowance for loan losses. The borrower has reaffirmed $550,000 of the debt and began remitting payments. We returned this loan to accrual status in December after six months of satisfactory repayment history.

     The table below presents a breakdown of the non-performing loans and accruing past due loans at December 31, 2009.
Non-Accrual and Past Due Loans
(Dollars in thousands)

Year Ended December 31,	2009			2008
	# of	Account	Interest Not	# of	Account	Interest Not
	Borrowers	Balance	Accrued	Borrowers	Balance	Accrued
Real Estate
Commercial	3	$1,586	$191	1	$851	$86
Construction		—	—		—	—
Residential		—	—		—	—
Commercial		—	—		—	—
Consumer		—	—		—	—

Total non-performing assets	3	$1,586	$191	1	$851	$86

Non-performing assets as a percentage of:
Total gross loans		0.59%			0.37%
Total assets		0.44%			0.27%

Accruing past due loans:
30-89 days past due	2	$581			—
90 or more days past due		—			—

Total accruing past due loans	2	$581			—

Ratio of accruing past due loans to total loans:
30-89 days past due		0.22%			—%
90 or more days past due		—			—

Total accruing past due loans		0.22%			—%

     We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of December 31, 2009, 2008, and 2007, we held no real estate acquired as a result of foreclosure.
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
     As of December 31, 2009 we had no impaired loans as outlined above and one restructured loan. At December 31, 2008, the only restructured loan was the $810,291 loan outlined above. A continued decline in the economy may adversely affect our asset quality.
     Bank owned life insurance
     In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will partially offset our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. Higher rates caused increased earnings during 2009 and the cash surrender value of the insurance policies increased by $326,840. There are no post retirement death benefits associated with the BOLI policies.
     On January 3, 2006, Old Line Bank entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements, with Mr. Cornelsen, Mr. Burnett and Ms. Rush and started accruing for the related post retirement benefits. Under these agreements, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen — $159,738; Mr. Burnett — $24,651; and Ms. Rush — $77,783. Mr. Burnett will receive an additional $5,895 per year if he continues his employment with us until he reaches age 68. Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen—$1.3 million; Mr. Burnett—$703,465; Ms. Rush—$797,618 ; and all other officers-$1.8 million. Old Line Bank has funded these obligations through the BOLI outlined above. There is no obligation to provide any of the insured executives’ beneficiaries post retirement benefits from the BOLI.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At December 31, 2009, the deposit portfolio had grown to $286.3 million, a $54.9 million or 23.73% increase over the December 31, 2008 level of $231.4 million. Noninterest-bearing deposits increased $1.0 million during the period to $40.9 million from $39.9 million primarily due to the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts. Interest-bearing deposits grew $53.9 million to $245.5 million from $191.6 million. Approximately $40.3 million of the increase in interest bearing deposits was in certificates of deposit, $11.5 million was in money market accounts and $2.1 million was in savings accounts. The growth in these categories was the result of expansion of existing customer relationships and new customers. Although we offer competitive interest rates on our interest bearing deposits, we believe that our growth in these deposits is a result of the customers’ desire to bank with a quality institution versus high rates.
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

     In the first quarter of 2006, we began acquiring brokered certificate of deposits through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2009, we had $31.8 million in CDARS through the reciprocal deposit program compared to $13.5 million at December 31, 2008. At December 31, 2009, we had received $25.2 million in deposits through the CDARS network that were not reciprocal deposits. We had $5 million in other brokered certificates of deposit as of December 31, 2008 and $0 as of December 31, 2009 and 2007. We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.
          The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2009.

	Certificate of Deposit Maturity Distribution
	December 31, 2009
		Three Months
	Three Months	to	Over
	or	Twelve	Twelve
	Less	Months	Months	Total
		(Dollars in thousands)
Certificates of deposit
Less than $100,000	$55,536	$54,587	$22,458	$132,581
Greater than or equal to $100,000	8,249	27,846	25,785	61,880

Total	$63,785	$82,433	$48,243	$194,461

     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $32.0 million as of December 31, 2009. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $103.7 million at December 31, 2009 and $85.4 million at December 31, 2008. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $39.3 million of borrowings. Of this, we had borrowed $15 million at December 31, 2009, 2008, and 2007. We may increase availability by providing additional collateral.
     Short term borrowings consisted of short term promissory notes issued to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. Old Line Bank has an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At December 31, 2009, Old Line Bank had $11.1 million outstanding in these short term promissory notes with an average interest rate of 0.50%. At December 31, 2008, Old Line Bank had $17.8 million outstanding with an average interest rate of 0.50%. At December 31, 2009 and 2008, Old Line Bank did not have any borrowings in overnight federal funds with the FHLB or any other short term borrowings.
     At December 31, 2009 and December 31, 2008, Old Line Bank had three advances in the amount of $5.0 million each, from the FHLB totaling $15.0 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must pay this advance in full on November 23, 2010.
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
     As outlined previously, as a result of increasing our membership interest in Pointer Ridge to 62.50%, we have consolidated their results of operation from the date of acquisition. Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method. On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million. This loan accrues interest at a rate of 6.28% through September 5, 2016. After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points. At December 31, 2009 and 2008, Pointer Ridge had borrowed $6.5 million under the Amended Promissory Note. We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.
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
     Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On December 31, 2009, we had $7.4 million in cash and due from banks, $4.0 million in interest bearing accounts with other banks, $81,138 in federal funds sold and overnight investments and $15.0 million in time deposits in other banks. As of December 31, 2008, we had $8.8 million in cash and due from banks, $2.1 million in federal funds sold and other overnight investments and $13.3 million in time deposits in other banks. Federal funds decreased because we deployed these funds to loans.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

     During the recent period of turmoil in the financial markets, some institutions experienced large deposit withdrawals that caused liquidity problems. We did not have any significant withdrawals of deposits or any liquidity issues. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.
Capital
     Our stockholders’ equity amounted to $36.6 million at December 31, 2009 and $42.3 million at December 31, 2008. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity decreased during the twelve month period primarily because of the $7.2 million repurchase of the preferred stock and warrant issued to the U.S. Treasury, the net value of the dividends and accretion on the preferred stock of $485,993, the $463,483 common stock cash dividend and the $23,731 after tax unrealized loss on available for securities. These items were partially offset by net income attributable to Old Line Bancshares, Inc. of $2.0 million and the $119,711 adjustment for stock based compensation awards. By all regulatory measures, we remain well capitalized.
     The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation — Capital Adequacy Guidelines.”
Risk Based Capital Analysis
(Dollars in thousands)

December 31,	2009	2008	2007

Tier 1 Capital
Preferred and common stock	$39	$7,043	$41
Additional paid-in capital	29,035	28,839	30,465
Retained earnings	6,498	5,412	4,155
Less: disallowed assets	—	—	—

Total Tier 1 Capital	$35,572	$41,294	$34,661

Tier 2 Capital:
Allowance for loan losses	2,482	1,984	1,587

Total Risk Based Capital	$38,054	$43,278	$36,248

Risk weighted assets	$277,989	$248,555	$222,033

				Regulatory
				Minimum
Capital Ratios:
Tier 1 risk based capital ratio	12.8%	16.6%	15.6%	4.00%
Total risk based capital ratio	13.7%	17.4%	16.3%	8.00%
Leverage ratio	10.0%	14.0%	14.6%	4.00%

Return on Average Assets and Average Equity
     The ratio of net income to average equity and average assets and certain other ratios are as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Average total assets	$341,973	$272,661	$228,575

Average equity	39,010	34,820	35,464

Net income attributable to Old Line Bancshares, Inc.	2,036	1,756	1,583

Cash dividends declared common stock	463	470	505

Dividend payout ratio for period	22.74%	26.77%	31.91%

Return on average assets	0.60%	0.64%	0.69%

Return on average equity	5.13%	5.04%	4.46%

Average stockholders’ equity to average total assets	11.41%	12.77%	15.52%

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements
     We are party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit. We use these financial instruments to meet the financing needs of our customers. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any losses which would have a material effect on Old Line Bancshares, Inc. We also have operating lease obligations.
     Outstanding loan commitments and lines and letters of credit at December 31 of 2009, 2008 and 2007 are as follows:

December 31,	2009	2008	2007
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$21,153	$23,074	$15,506
Real estate-undisbursed development and construction	14,573	21,981	35,966
Consumer	9,015	6,379	6,142

	$44,741	$51,434	$57,614

Standby letters of credit	$3,883	$1,583	$1,634

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case-by-case basis. During this period of economic turmoil, we have re-evaluated many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.
     Commitments for real estate development and construction, which totaled $14.6 million, or 32.66% of the $44.7 million, are generally short-term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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

     We have various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date.
Contractual Obligations
(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years	Total
Noninterest-bearing deposits	$40,883	$—	$—	$—	$40,883
Interest-bearing deposits	197,739	42,527	5,716	—	245,982
Short-term borrowings	16,149	—	—	—	16,149
Long-term borrowings	—	10,000	—	6,454	16,454
Purchase obligations	1,446,791	721,742	702,844	—	2,871,377
Operating leases	650	1,327	1,157	9,245	12,379

Total	$1,702,212	$775,596	$709,717	$15,699	$3,203,224

     Our operating lease obligations represent rental payments for eight branches, a loan production office and our main office. We lease our main office and our Bowie branch location from Pointer Ridge. We have excluded 62.50% of these lease payments in consolidation. The interest-bearing obligations include accrued interest. Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. In 2009, the purchase obligations amounts include principal and interest due on participation loans, estimated obligations under data processing contracts, income tax payable and accounts payable for goods and services. In subsequent years, the purchase obligations amounts primarily relate to estimated obligations under data processing contracts.

Reconciliation of Non-GAAP Measures
     Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:
Twelve months ended December 31, 2009

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$11,516,002	3.73%	3.39%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	59,779	0.02	0.02
Loans	66,590	0.02	0.02

Total tax equivalent adjustment	126,370	0.04	0.04

Tax equivalent interest yield	$11,642,372	3.77%	3.43%

Twelve months ended December 31, 2008

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$9,514,501	3.77%	3.17%
Tax equivalent adjustment
Federal funds sold	5,169	0.00	0.00
Investment securities	61,834	0.03	0.03
Loans	—	—	—

Total tax equivalent adjustment	67,003	0.03	0.03

Tax equivalent interest yield	$9,581,504	3.80%	3.20%

Twelve months ended December 31, 2007

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$8,291,399	3.94%	2.94%
Tax equivalent adjustment
Federal funds sold	25,885	0.01	0.01
Investment securities	72,309	0.03	0.03
Loans	—	—	—

Total tax equivalent adjustment	98,194	0.04	0.04

Tax equivalent interest yield	$8,389,593	3.98%	2.98%

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
New Authoritative Accounting Guidance
     On July 1, 2009, the Accounting Standards Codification (“ASC”) became the Federal Accounting Standards Board’s (“FASB”) officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public companies, non-governmental entities, superseding existing FASB, ACIPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section, and Paragraph structure.
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
     FASB ASC Topic 715-Compensation Retirement Benefits. New authoritative guidance under ASC Topic 715-Compensation Retirement Benefits provides guidance related to an employer’s disclosure about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how managers of the plan make allocation decisions, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. ASC Topic 715 becomes effective for financial statements beginning with the financial statements for the year ended December 31, 2009. Adoption of this guidance did not have a material impact on our consolidated results of operations or financial position.
     FASB ASC Topic 805- Business Combinations. The new authoritative guidance under ASC Topic 805 Business Combinations became applicable to how we account for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. The acquirer must recognize and measure at fair value contingent consideration when the acquirer can determine the amount of that consideration beyond a reasonable doubt. The fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires the acquirer to expense acquisition related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. If the acquirer cannot reasonably estimate the value of the asset or liability, the acquirer would generally recognize the value of the asset or liability in accordance with ASC Topic 450-Contingencies. Under ASC Topic 805, in order for the acquirer to accrue for a restructuring plan in purchase accounting it must meet the requirements of ASC Topic 420-Exit or Disposal Cost Obligations. The acquirer is to recognize contingencies at fair value, unless the contingencies are not likely to materialize, in which case, the acquirer should not recognize anything in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450-Contingencies. We did not have any business combination closing on or after January 1, 2009 and the adoption of ASC Topic 805 did not impact our consolidated results of operations or financial condition.
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

     Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity must measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative guidance under ASC Topic 820 was effective for our financial statements beginning October 1, 2009 and it did not have a significant impact on our consolidated results of operations or financial position.
     FASB ASC Topic 825-Financial Instruments. New authoritative accounting guidance under ASC Topic 825 Financial Instruments requires an entity to provide disclosures about fair value of financial instruments in interim financial information and amends prior guidance to require these disclosures in summarized financial information at interim reporting periods. We include the new interim disclosures required under Topic 825 in the Notes to Consolidated Financial Statements
     FASB ASC Topic 855-Subsequent Events. New authoritative guidance under ASC Topic 855 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before an entity issues financial statements or the entity has the financial statements available for issuance. ASC Topic 855 defines (i) the period after the balance sheet during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This new authoritative guidance under ASC Topic 855 became effective for financial statements for periods ending after June 15, 2009 and did not have a material impact on our consolidated results of operation or financial position.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
     Old Line Bank currently has a negative gap over the short term, which suggests that the net interest income on interest earning assets may decrease during periods of rising interest rates. However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest-earning assets and costs associated with interest-bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

     The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2009. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2009
	Maturing or Repricing
	Within	4-12	1-5	Over
	3 Months	Months	Years	5 Years	Total
		(Dollars in thousands)
Interest Earning Assets:
Investment securities	$250	$1,413	$4,722	$27,435	$33,820
Time deposits in other banks	8,407	6,624	—	—	15,031
Loans	75,468	26,342	131,119	34,092	267,021
Federal funds sold	81	—	—	—	81

Total interest earning assets	84,206	34,379	135,841	61,527	315,953

Interest Bearing Liabilities:
Interest-bearing transaction deposits	29,095	14,330	—	—	43,425
Savings accounts	2,527	2,526	2,526	—	7,579
Time deposits	63,785	82,433	48,243	—	194,461

Total interest-bearing deposits	95,407	99,289	50,769	—	245,465

FHLB advances	15,000	—	—	—	15,000
Other borrowings	11,150	—	—	—	11,150

Total interest-bearing liabilities	121,557	99,289	50,769	—	271,615

Period Gap	$(37,351)	$(64,910)	$85,072	$61,527	$44,338

Cumulative Gap	$(37,351)	$(102,261)	$(17,189)	$44,338

Cumulative Gap/Total Assets	(10.46%)	(28.63%)	(4.81%)	12.41%

Item 8.	Financial Statements
     The following consolidated financial statements are filed with this report:
     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets — December 31, 2009, 2008 and 2007
     Consolidated Statements of Income — For the years ended December 31, 2009, 2008 and 2007
     Consolidated Statements of Changes in Stockholders’ Equity — For the years ended December 31, 2009, 2008 and 2007
     Consolidated Statements of Cash Flows — For the years ended December 31, 2009, 2008 and 2007
     Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Bowie, Maryland
     We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2009, 2008, and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2009, 2008, and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
Baltimore, Maryland
March 22, 2010
101 E. Chesapeake Avenue, Suite 300, Baltimore, Maryland 21286
410-583-6990 FAX 410-583-7061
Website: www.Rowles.com

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

December 31,	2009	2008	2007

Assets
Cash and due from banks	$7,402,137	$8,823,170	$3,172,089
Interest bearing accounts	3,953,312	—	—
Federal funds sold	81,138	2,140,525	9,822,079

Total cash and cash equivalents	11,436,587	10,963,695	12,994,168
Time deposits in other banks	15,031,102	13,267,000	2,000,000
Investment securities available for sale	28,012,948	29,565,976	9,393,356
Investment securities held to maturity	5,806,507	8,003,391	2,301,591
Loans, less allowance for loan losses	265,008,669	231,053,618	201,941,667
Restricted equity securities at cost	2,957,650	2,126,550	2,080,250
Investment in real estate LLC	—	—	805,971
Premises and equipment	17,326,099	12,388,046	4,207,395
Accrued interest receivable	1,055,249	1,091,560	918,078
Prepaid income taxes	—	35,649	—
Deferred income taxes	178,574	—	161,940
Bank owned life insurance	8,422,879	8,096,039	7,769,290
Other assets	1,982,262	1,139,101	637,570

Total assets	$357,218,526	$317,730,625	$245,211,276

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$40,883,419	$39,880,119	$35,141,289
Interest bearing	245,464,373	191,550,521	142,670,944

Total deposits	286,347,792	231,430,640	177,812,233
Short term borrowings	16,149,939	17,773,934	16,347,096
Long term borrowings	16,454,067	21,531,133	15,000,000
Accrued interest payable	517,889	625,446	693,868
Income tax payable	175,543	—	238,226
Deferred income taxes	—	65,651	—
Other liabilities	941,165	4,012,968	488,599

Total liabilities	320,586,395	275,439,772	210,580,022

Stockholders’ equity
Preferred stock, par value $0.01 per share and additional paid in capital; 7,000 shares issued and outstanding in 2008	—	6,703,591	—
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 3,862,364 in 2009 and 2008 and 4,075,849 in 2007	38,624	38,624	40,758
Additional paid-in capital	29,034,954	28,838,810	30,465,013
Warrants to purchase 141,892 shares of common stock	—	301,434	—
Retained earnings	6,498,446	5,411,772	4,155,232
Accumulated other comprehensive income	368,880	392,611	(29,749)

Total Old Line Bancshares, Inc. stockholders’ equity	35,940,904	41,686,842	34,631,254
Non-controlling interest	691,227	604,011	—

Total stockholders’ equity	36,632,131	42,290,853	34,631,254

Total liabilities and stockholders’ equity	$357,218,526	$317,730,625	$245,211,276

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2009	2008	2007

Interest revenue
Loans, including fees	$15,304,608	$14,240,545	$12,768,154
U.S. Treasury securities	7,230	69,079	115,597
U.S. government agency securities	296,560	181,792	288,161
Mortgage backed securities	1,059,386	356,398	48,946
Municipal securities	84,797	95,822	107,852
Federal funds sold	1,148	285,619	1,116,822
Other	342,127	194,981	108,826

Total interest revenue	17,095,856	15,424,236	14,554,358

Interest expense
Deposits	4,553,099	5,101,608	5,689,554
Borrowed funds	1,026,755	808,127	573,405

Total interest expense	5,579,854	5,909,735	6,262,959

Net interest income	11,516,002	9,514,501	8,291,399
Provision for loan losses	900,000	415,000	318,000

Net interest income after provision for loan losses	10,616,002	9,099,501	7,973,399

Non-interest revenue
Service charges on deposit accounts	307,012	311,268	292,610
Marine division broker origination fees	—	—	272,349
Net gains on sales of investment securities	158,551	(3,081)	—
Earnings on bank owned life insurance	376,165	366,785	340,853
Income on investment in real estate LLC	—	3,741	24,100
Other fees and commissions	978,039	285,219	243,402

Total non-interest revenue	1,819,767	963,932	1,173,314

Non-interest expense
Salaries	4,037,027	3,316,219	3,045,932
Employee benefits	1,012,014	923,666	953,554
Occupancy	1,085,768	1,124,838	934,277
Equipment	354,531	313,133	248,182
Data processing	340,870	269,632	221,107
FDIC insurance and State of Maryland assessments	561,850	151,149	87,766
Other operating	1,864,821	1,274,141	1,283,733

Total non-interest expense	9,256,881	7,372,778	6,774,551

Income before income taxes	3,178,888	2,690,655	2,372,162
Income taxes	1,055,522	939,383	789,053

Net income	2,123,366	1,751,272	1,583,109
Less: Net income (loss) attributable to the non-controlling interest	87,216	(4,846)	—

Net income attributable to Old Line Bancshares, Inc.	2,036,150	1,756,118	1,583,109
Preferred stock dividends and discount accretion	485,993	29,329	—

Net income available to common stockholders	$1,550,157	$1,726,789	$1,583,109

Basic earnings per common share	$0.40	$0.44	$0.37
Diluted earnings per common share	0.40	0.44	0.37
Dividend per common share	0.12	0.12	0.12
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Preferred					Accumulated
	stock			Additional		other
	&	Common stock		paid-in	Retained	comprehensive	Comprehensive	Non-controlling
	warrants	Shares	Par value	capital	earnings	income	income	interest

Balance, December 31, 2006	$—	4,253,699	$42,537	$31,868,025	$3,077,313	$(171,921)		$—
Common stock repurchased	—	(185,950)	(1,860)	(1,621,238)	—	—		—
Net income attributable to Old Line Bancshares, Inc.	—	—	—	—	1,583,109	—	1,583,109	—
Unrealized gain on securities available for sale, net of income taxes of $92,590	—	—	—	—	—	142,172	142,172	—

Comprehensive income	—	—	—	—	—	—	$1,725,281	—

Stock based compensation awards	—	—	—	173,714	—	—		—
Common stock cash dividend $0.12 per share	—	—	—	—	(505,190)	—		—
Stock options exercised including tax benefit of $6,345	—	8,100	81	44,512	—	—		—

Balance, December 31, 2007	—	4,075,849	40,758	30,465,013	4,155,232	(29,749)		—
Common stock repurchased	—	(217,085)	(2,170)	(1,749,485)	—	—		—
Net income attributable to Old Line Bancshares, Inc.	—	—	—	—	1,756,118	—	1,756,118	—
Unrealized gain on securities available for sale, net of income taxes of $275,122	—	—	—	—	—	422,360	422,360	—

Comprehensive income	—	—	—	—	—	—	$2,178,478	—

Recognition of non-controlling interest								608,857
Net income (loss) attributable to non-controlling interest	—	—	—	—	—	—		(4,846)
Stock based compensation awards	—	—	—	104,541	—	—		—
Common stock cash dividend $0.12 per share	—	—	—	—	(470,249)	—		—
Issuance of preferred stock & warrants	7,000,000	—	—	—	—	—		—
Preferred stock dividend payable and accretion	5,025	—	—	—	(29,329)	—		—
Stock options exercised including tax benefit of $2,777	—	3,600	36	18,741	—	—		—

Balance, December 31, 2008	$7,005,025	3,862,364	$38,624	$28,838,810	$5,411,772	$392,611		$604,011

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)

	Preferred					Accumulated
	stock			Additional		other
	&	Common stock		paid-in	Retained	comprehensive	Comprehensive	Non-controlling
	warrants	Shares	Par value	capital	earnings	income	income	interest

Balance, December 31, 2008	$7,005,025	3,862,364	$38,624	$28,838,810	$5,411,772	$392,611	—	$604,011
Net income attributable to Old Line Bancshares, Inc.	—	—	—	—	2,036,150	—	2,036,150	—
Unrealized loss on securities available for sale, net of income tax benefit of $15,458	—	—	—	—	—	(23,731)	(23,731)	—

Comprehensive income	—	—	—	—	—	—	$2,012,419	—

Net income attributable to non-controlling interest	—	—	—	—	—	—		87,216
Stock based compensation awards	—	—	—	119,711	—	—		—
Common stock cash dividend $0.12 per share	—	—	—	—	(463,483)	—		—
Repayment of preferred stock and warrant	(7,301,433)	—	—	76,433	—	—		—
Preferred stock dividend and accretion	296,408	—	—	—	(485,993)	—		—

Balance, December 31, 2009	$—	3,862,364	$38,624	$29,034,954	$6,498,446	$368,880		$691,227

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2009	2008	2007

Cash flows from operating activities
Interest received	$17,125,737	$15,224,058	$14,349,483
Fees and commissions received	1,339,179	438,955	853,995
Interest paid	(5,687,411)	(5,978,157)	(6,198,648)
Cash paid to suppliers and employees	(12,328,485)	(3,101,842)	(6,636,141)
Income taxes paid	(1,073,097)	(1,260,789)	(909,184)

	(624,077)	5,322,225	1,459,505

Cash flows from investing activities
Net change in time deposits in other banks	(1,764,102)	(11,267,000)	(2,000,000)
Purchase of investment securities
Held to maturity	—	(8,237,285)	—
Available for sale	(12,868,441)	(27,029,054)	—
Proceeds from disposal of investment securities
Held to maturity at maturity or call	2,203,921	2,539,088	500,000
Available for sale at maturity or call	10,197,347	7,399,382	4,952,894
Available for sale sold	4,243,654	141,919	—
Loans made, net of principal collected	(34,755,829)	(29,494,324)	(51,735,025)
Purchase of equity securities	(831,100)	(46,300)	(504,700)
Investment in bank owned life insurance	—	—	(4,000,000)
Return of principal from (investment in) real estate LLC	—	(205,050)	11,843
Purchase of premises, equipment and software	(5,642,201)	(1,006,641)	(630,950)
Proceeds from sale of premises and equipment	—	28,315	102,008

	(39,216,751)	(67,176,950)	(53,303,930)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	40,266,481	52,043,034	7,316,708
Other deposits	14,650,671	1,575,373	823,680
Short term borrowings	(1,623,995)	1,408,972	7,153,705
Long term borrowings	(5,077,066)	—	12,000,000
Proceeds from stock options exercised, including tax benefit	—	18,777	44,593
Proceeds from issuance of preferred stock & warrants	—	7,000,000	—
Repurchase of preferred stock & warrants	(7,225,000)	—	—
Repurchase of common stock	—	(1,751,655)	(1,623,098)
Cash dividends paid-preferred stock	(213,888)	—	—
Cash dividends paid-common stock	(463,483)	(470,249)	(505,190)

	40,313,720	59,824,252	25,210,398

Net increase (decrease) in cash and cash equivalents	472,892	(2,030,473)	(26,634,027)

Cash and cash equivalents at beginning of year	10,963,695	12,994,168	39,628,195

Cash and cash equivalents at end of year	$11,436,587	$10,963,695	$12,994,168

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2009	2008	2007

Reconciliation of net income to net cash provided (used) by operating activities
Net income	$2,123,365	$1,751,272	$1,583,109
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation and amortization	699,345	447,529	359,720
Provision for loan losses	900,000	415,000	318,000
Loss on sale of equipment	4,803	3,099	7,372
Change in deferred loan fees net of costs	(99,222)	(32,627)	(107,425)
(Gain) loss on sale of securities	(158,551)	3,081	—
Amortization of premiums and discounts	92,792	5,931	4,162
Deferred income taxes	(228,766)	(47,531)	(23,861)
Stock based compensation awards	119,711	104,541	173,714
(Income) loss from investment in real estate LLC	—	3,741	(24,100)
Increase (decrease) in
Accrued interest payable	(107,557)	(68,422)	64,311
Income tax payable	175,543	(238,226)	(96,270)
Other liabilities	(3,047,499)	3,941,133	3,181
Decrease (increase) in
Accrued interest receivable	36,311	(173,482)	(97,450)
Bank owned life insurance	(326,840)	(326,749)	(311,225)
Prepaid income taxes	35,649	(35,649)	—
Other assets	(843,161)	(430,416)	(393,733)

	$(624,077)	$5,322,225	$1,459,505

On November 1, 2008, Old Line Bancshares, Inc. acquired a 12.5% membership interest in Pointer Ridge, LLC. As a result of this purchase, our membership interest in Pointer Ridge increased to 62.5%. The fair values of the non-cash assets acquired and liabilities assumed were $7.7 million and $6.6 million.
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
1.	Summary of Significant Accounting Policies

Organization and Description of Business-Old Line Bancshares, Inc. (Bancshares) is the holding company for Old Line Bank (Bank). We provide a full range of banking services to customers located in Anne Arundel, Charles, Prince George’s and St. Mary’s counties in Maryland and surrounding areas.

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

We report the non-controlling interests in Pointer Ridge separately in the consolidated balance sheet. We reported the income of Pointer Ridge attributable to Bancshares from the date of our acquisition of majority interest on the consolidated statement of income.

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

Time deposits in other banks-We record time deposits in other banks at cost. All time deposits in other banks mature within one year.

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

Stock options-We account for individual stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. For the years ended December 31, 2009, 2008 and 2007, we recorded stock-based compensation expense of $119,711, $104,541, and $173,714 respectively.

1.	Summary of Significant Accounting Policies (Continued)

We may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). For the year ended December 31, 2009, we recognized an $8,298 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options. There were no non-qualified options included in the expense calculation for the year ended December 31, 2008. For the year ended December 31, 2007, we recognized a $12,141 tax benefit.

Premises and equipment-We record premises and equipment at cost less accumulated depreciation. Generally we compute depreciation using the straight-line method over the estimated useful life of the assets.

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

We discontinue the accrual of interest when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. Based on current information, we consider loans impaired when management determines that it is unlikely that the borrower will make principal and interest payments according to contractual terms. Generally, we do not review loans for impairment until we have discontinued the accrual of interest. We consider several factors in determining impairment including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Usually, we do not classify loans that experience insignificant payment delays and payment shortfalls as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis. We consider all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. We measure impairment on a loan by loan basis for commercial and real estate loans by determining either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. If it is doubtful that we will collect principal, we apply all payments to principal.

We collectively evaluate large groups of smaller balance homogeneous loans for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment unless such loans are the subject of a restructuring agreement.

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

Earnings per share-We determine basic earnings per common share by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding giving retroactive effect to stock dividends.

We calculate diluted earnings per common share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated using the treasury stock method.

December 31,	2009	2008	2007

Weighted average number of shares	3,862,364	3,919,903	4,237,266
Dilutive average number of shares	7,102	3,320	6,038
Comprehensive income-Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes.

Accounting Standards Codification-The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, ASC became FASB’s officially recognized source of authoritative United States (U.S.) generally accepted accounting principles (GAAP) applicable to all public and non-public, non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Reclassifications-We have made certain reclassifications to the 2008 and 2007 financial presentation to conform to the 2009 presentation.

2.	Cash and Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. In 2009, the average balance exceeded the federally insured limit by $11,263,538. The average balances in 2008 and 2007 did not exceed the federally insured limit. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $458,457, $13,342,150 and $21,525,420 in 2009, 2008 and 2007, respectively.

Federal banking regulators require banks to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	cost	gains	losses	value

Available for sale
U. S. government agency	$7,133,657	$171,946	$(14,928)	$7,290,675
Municipal securities	2,253,107	36,759	(14,294)	2,275,572
Mortgage-backed	18,017,019	429,682	—	18,446,701

	$27,403,783	$638,387	$(29,222)	$28,012,948

Held to maturity
Municipal securities	$300,779	$2,714	$—	$303,493
Mortgage-backed	5,505,728	267,544	—	5,773,272

	$5,806,507	$270,258	$—	$6,076,765

December 31, 2008

Available for sale
U. S. government agency	$10,578,928	$318,722	$—	$10,897,650
Municipal securities	2,425,036	21,547	(3,105)	2,443,478
Mortgage-backed	15,913,656	311,457	(265)	16,224,848

	$28,917,620	$651,726	$(3,370)	$29,565,976

Held to maturity
U. S. Treasury	$499,942	$7,089	$—	$507,031
Municipal securities	300,866	194	(2,753)	298,307
Mortgage-backed	7,202,583	227,092	—	7,429,675

	$8,003,391	$234,375	$(2,753)	$8,235,013

December 31, 2007

Available for sale
U. S. Treasury	$999,398	$—	$(1,117)	$998,281
U. S. government agency	4,499,658	—	(27,480)	4,472,178
Municipal securities	2,924,037	2,984	(12,902)	2,914,119
Mortgage-backed	1,019,390	—	(10,612)	1,008,778

	$9,442,483	$2,984	$(52,111)	$9,393,356

Held to maturity
U. S. Treasury	$2,000,638	$4,436	$(2,183)	$2,002,891
Municipal securities	300,953	183	(6,688)	294,448

	$2,301,591	$4,619	$(8,871)	$2,297,339

3.	Investment Securities (Continued)

The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2009:

	Fair	Unrealized
December 31, 2009	value	losses

Unrealized losses less than 12 months
U.S. government agency	$2,554,652	$14,928
Municipal securities	800,059	14,294
Mortgage-backed	—	—

Total unrealized losses less than 12 months	3,354,711	29,222

Unrealized losses greater than 12 months
U.S. government agency	—	—
Municipal securities	—	—
Mortgage-backed	—	—

Total unrealized losses greater than 12 months	—	—

Total unrealized losses
U.S. government agency	2,554,652	14,928
Municipal securities	800,059	14,294
Mortgage-backed	—	—

Total unrealized losses	$3,354,711	$29,222

We consider all unrealized losses on securities as of December 31, 2009 to be temporary losses because we will redeem each security at face value at or prior to maturity. In most cases, market interest rate fluctuations cause a temporary impairment in value. The Bank has the intent and ability to hold these securities until recovery or maturity.

During the year ended December 31, 2009, we received $4,243,654 in proceeds from the sale of investment securities and recorded gross realized gains of $158,551 from the sale of available-for-sale securities. During 2008, proceeds from sales of investment securities were $141,919 resulting in gross losses of $3,081. There were no sales of securities in 2007.

3.	Investment Securities (Continued)

Contractual maturities and pledged securities at December 31, 2009, 2008 and 2007, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage backed securities based on maturity date. However, the Bank receives payments on a monthly basis.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2009	cost	value	cost	value

Maturing
Within one year	$1,644,598	$1,663,512	$—	$—
Over one to five years	4,440,360	4,621,900	99,927	100,210
Over five to ten years	8,567,790	8,760,477	2,279,892	2,373,515
Over ten years	12,751,035	12,967,059	3,426,688	3,603,040

	$27,403,783	$28,012,948	$5,806,507	$6,076,765

Pledged securities	$—	$—	$—	$—

December 31, 2008

Maturing
Within one year	$1,150,265	$1,171,205	$499,942	$507,031
Over one to five years	11,635,121	11,957,725	99,881	100,075
Over five to ten years	8,995,942	9,249,654	2,051,611	2,091,071
Over ten years	7,136,292	7,187,392	5,351,957	5,536,836

	$28,917,620	$29,565,976	$8,003,391	$8,235,013

Pledged securities	$—	$—	$—	$—

December 31, 2007

Maturing
Within one year	$3,994,083	$3,977,436	$1,500,855	$1,498,672
Over one to five years	3,530,043	3,512,777	599,618	604,237
Over five to ten years	1,707,775	1,693,237	201,118	194,430
Over ten years	210,582	209,906	—	—

	$9,442,483	$9,393,356	$2,301,591	$2,297,339

Pledged securities	$5,921,558	$5,890,011	$2,000,638	$2,002,891

In 2007, we pledged securities to secure a line of credit from the Federal Home Loan Bank.

4.	Credit Commitments

The Bank is party to financial instruments with off balance sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

December 31,	2009	2008	2007

Commitments to extend credit and available credit lines:
Commercial	$21,153,839	$23,073,938	$15,506,189
Real estate undisbursed development and construction	14,573,064	21,980,974	35,966,127
Consumer	9,014,671	6,378,630	6,142,229

	$44,741,574	$51,433,542	$57,614,545

Standby letters of credit	$3,882,806	$1,582,717	$1,634,022

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

5.	Loans

Major classifications of loans are as follows:

December 31,	2009	2008	2007

Real estate
Commercial	$124,002,072	$110,826,321	$96,017,558
Construction	30,872,499	23,422,258	21,905,237
Residential	23,350,018	12,819,445	11,227,505
Commercial	74,174,400	69,961,313	55,513,122
Consumer	14,622,153	15,638,011	18,527,588

	267,021,142	232,667,348	203,191,010
Allowance for loan losses	(2,481,716)	(1,983,751)	(1,586,737)
Deferred loan costs, net	469,243	370,021	337,394

	$265,008,669	$231,053,618	$201,941,667

5. Loans (Continued)
The following table outlines the maturity and rate repricing distribution of the loan portfolio. For purposes of this disclosure, we have classified non-accrual loans as immediately repricing or maturing.

December 31,	2009	2008	2007

Within one year	$101,809,560	$91,649,352	$84,698,659
Over one to five years	131,119,339	118,762,804	90,379,861
Over five years	34,092,243	22,255,192	28,112,490

	$267,021,142	$232,667,348	$203,191,010

Transactions in the allowance for loan losses were as follows:

December 31,	2009	2008	2007

Beginning balance	$1,983,751	$1,586,737	$1,280,396
Provision charged to operations	900,000	415,000	318,000
Recoveries	—	454	490

	2,883,751	2,002,191	1,598,886
Loans charged off	402,035	18,440	12,149

Ending balance	$2,481,716	$1,983,751	$1,586,737

At December 31, 2009, we had three loans totaling $1,586,499 past due and classified as non-accrual. The first loan is the same loan that we reported in our December 31, 2008 financial statements and described below. During 2009, we received $40,384 in payments on this loan and the current balance is $810,291. In October 2009, the Borrower re-entered bankruptcy under Chapter 11 of the United States Bankruptcy Code. We have a hearing scheduled to obtain “a lift stay” on the commercial property that secures this loan. Assuming the court provides the “lift stay” on the property, we plan to proceed with foreclosure on the property. The second loan is in the amount of $223,169. The value of the collateral is sufficient to provide repayment and we do not consider this loan impaired. We have foreclosed on the property and were awaiting ratification from the court. Once we receive ratification, we anticipate that we will hold the real estate for future sale. The third loan is a land development loan secured by real estate in the amount of $553,039. The borrower on this loan has filed bankruptcy. A recent appraisal of the property securing this loan indicates that the value of the collateral is sufficient to provide repayment and we do not consider this loan impaired. We plan to proceed with foreclosure on this property. We have not designated a specific allowance for any of these non-accrual loans. The total non-accrued interest on these loans at December 31, 2009 was $190,701.
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
There were no accruing loans 90 days or more past due or considered impaired at December 31, 2009, 2008 and 2007.

5. Loans (Continued)
The company has pledged loans totaling $114,160,379 to support Federal Home Loan Bank borrowings.
The Bank makes loans to customers located in the Maryland suburbs of Washington D.C. Residential and commercial real estate secure substantial portions of the Bank’s loans. Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.
6. Restricted Equity Securities
We own the following restricted equity securities:

December 31,	2009	2008	2007

Federal Reserve Bank stock	$1,037,050	$827,050	$827,050
Atlantic Central Bankers Bank stock	12,000	12,000	12,000
Federal Home Loan Bank stock	1,733,600	1,112,500	1,066,200
Maryland Financial Bank stock	175,000	175,000	175,000

Total	$2,957,650	$2,126,550	$2,080,250

We have recorded these securities at cost and have not evaluated them for impairment.
7. Pointer Ridge Office Investment, LLC
On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge. The effective date of the purchase was November 1, 2008. As a result of this purchase, we own 62.5% of Pointer Ridge and consolidated their results of operations from the date of the acquisition. Prior to the acquisition date of a majority interest, we accounted for our investment in Pointer Ridge using the equity method. The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC
December 31,	2009	2008	2007

Balance Sheets
Current assets	$891,233	$540,105	$440,256
Non-current assets	7,432,268	7,619,352	7,815,892
Liabilities	6,480,230	6,548,760	6,644,206
Equity	1,843,271	1,610,697	1,611,942

Statements of Income
Revenue	$1,239,137	$1,014,136	$941,520
Expenses	1,006,563	1,019,577	893,320

Net income (loss)	$232,574	$(5,441)	$48,200

We purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest at the book value which was equivalent to the fair value. Accordingly, we did not record any goodwill with this purchase.

8. Premises and Equipment
A summary of our premises and equipment and the related depreciation follows:

December 31,	Useful lives	2009	2008	2007

Land		$5,061,583	$2,959,864	$487,673
Building	5-50 years	10,188,380	7,351,089	1,600,297
Leasehold improvements	3-30 years	2,171,310	1,890,119	1,380,032
Furniture and equipment	3-23 years	2,384,207	2,005,424	1,743,823

		19,805,480	14,206,496	5,211,825
Accumulated depreciation		2,479,381	1,818,450	1,004,430

Net premises and equipment		$17,326,099	$12,388,046	$4,207,395

Depreciation expense		$676,127	$420,595	$336,844

Computer software included in other assets, and related amortization, are as follows:

Cost	3 years	$224,028	$214,670	$205,564
Accumulated amortization		204,280	181,063	154,654
Net computer software		$19,748	$33,607	$50,910

Amortization expense		$23,218	$26,934	$22,876

9. Deposits
Major classifications of interest bearing deposits are as follows:

December 31,	2009	2008	2007

Money market and NOW	$43,424,979	$31,852,127	$33,935,011
Savings	7,578,780	5,504,261	6,584,834
Other time deposits-$100,000 and over	58,681,241	44,319,687	41,150,781
Other time deposits	135,779,373	109,874,446	61,000,318

	$245,464,373	$191,550,521	$142,670,944

Time deposits mature as follows:

December 31,	2009	2008	2007

Within three months	$63,785,047	$44,327,104	$33,624,666
Over three to twelve months	82,433,333	55,066,817	55,367,386
Over one to three years	42,526,579	46,923,119	12,392,117
Over three to five years	5,715,655	7,877,093	766,930

	$194,460,614	$154,194,133	$102,151,099

9. Deposits (Continued)
Interest on deposits for the years ended December 31, 2009, 2008, and 2007, consisted of the following:

December 31,	2009	2008	2007

Money market and NOW	$171,476	$321,164	$588,824
Savings	25,602	39,492	55,660
Other time deposits — $100,000 and over	1,608,367	1,490,587	1,503,715
Other time deposits	2,747,654	3,250,365	3,541,355

	$4,553,099	$5,101,608	$5,689,554

10. Short Term Borrowings
The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $32.0 million as of December 31, 2009. The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $103.7 million. Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank provide collateral to support borrowings. At December 31, 2009, we had provided $39.3 million in collateral value and as outlined below have borrowed $15.0 million. We have additional available borrowing capacity of $24.3 million. We may increase this availability by pledging additional collateral. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.
Short term borrowings consist of promissory notes sold to the Bank’s customers, federal funds purchased and advances from the FHLB. The 3.66% FHLB borrowing matures November 23, 2010. Interest is payable on the 23rd day of each February, May, August, and November. On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month LIBOR based variable rate.
The Bank sells short term promissory notes to its customers. These notes reprice daily and have maturities of 270 days or less. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.
Information relating to short term borrowings is as follows:

December 31,	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year end
Short term promissory notes	$11,149,939	0.50%	$17,773,934	0.50%	$16,347,096	2.53%
FHLB advance due Nov. 2010	5,000,000	3.66%	—		—

Total	$16,149,939		$17,773,934		$16,347,096

Average for the year
Short term promissory notes	$14,928,391	0.62%	$18,954,799	1.36%	$13,674,099	3.23%
FHLB advance due Jan. 2007	—		—		169,862	5.65%
FHLB advance due Nov. 2010	1,837,268	3.66%	—		—
Federal funds purchased	603	0.66%	253,338	0.66%	55,069	5.99%

Total	$16,766,262		$19,208,137		$13,899,030

11.	Long Term Borrowings

At December 31, 2009, the Bank had two advances, in the amount of $5,000,000 each, from the Federal Home Loan Bank (FHLB) totaling $10,000,000. The 3.3575% FHLB borrowing matures December 12, 2012. Interest is payable on the 12th day of each March, June, September and December. On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month LIBOR based variable rate.

The 3.119% FHLB borrowing matures December 19, 2012. Interest is payable on the 19th day of each month. On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a one (1) month LIBOR based variable rate.

The Senior note is an obligation of Pointer Ridge. It has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.

December 31,	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year end
FHLB advance due Nov. 2010	$—	%	$5,000,000	3.660%	$5,000,000	3.660%
FHLB advance due Dec. 2012	5,000,000	3.358	5,000,000	3.358	5,000,000	3.358
FHLB advance due Dec. 2012	5,000,000	3.119	5,000,000	3.119	5,000,000	3.119
Senior note	6,454,067	6.280	6,531,133	6.280	—

Total	$16,454,067		$21,531,133		$15,000,000

Average for the year
FHLB advance due Nov. 2010	$4,561,644	3.660%	$5,000,000	3.660%	$520,548	3.660%
FHLB advance due Dec. 2012	5,000,000	3.358	5,000,000	3.358	260,274	3.358
FHLB advance due Dec. 2012	5,000,000	3.119	5,000,000	3.119	164,384	3.119
FHLB advance due July 2009	—		—		1,652,055	5.328
Senior note, fixed at 6.28%	6,489,559	6.280	546,018	6.280	—

Total	$21,051,203		$15,546,018		$2,597,261

Principal payments on long term debt obligations are due as follows:

Year	Amount
2010	$83,297
2011	88,743
2012	10,094,545
2013	100,727
2014	107,312
Remaining	5,979,443
$16,454,067

12.	Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $21,566, $15,481, and $110, during the years ended December 31, 2009, 2008, and 2007, respectively.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000. This purchase increased Bancshares’ membership interest from 50.0% to 62.5%. Frank Lucente, a director of Bancshares and the Bank, is the President and 52.0% stockholder of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C. Lucente Enterprises has retained its 12.5% membership interest in Pointer Ridge. In 2009 and 2008, the Bank paid Pointer Ridge $526,494 and $513,939 in lease payments, respectively. In 2007, the Bank paid Pointer Ridge $496,272 in lease payments and $24,005 for leasehold improvements.

The directors, executive officers and their affiliated companies maintained deposits with the Bank of $8,798,695, $11,026,340, and $9,117,683, at December 31, 2009, 2008, and 2007, respectively.

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2009	2008	2007

Balance at beginning of year	$889,630	$4,260,564	$4,756,505
Additions	967,630	454,252	877,550
Repayments	(393,145)	(3,825,186)	(1,373,491)

Balance at end of year	$1,464,115	$889,630	$4,260,564

In addition to the outstanding balances, the directors and executive officers or affiliated companies have $941,050 in unused commitments as of December 31, 2009. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

13.	Income Taxes

The components of income tax expense are as follows:

December 31,	2009	2008	2007

Current
Federal	$1,024,750	$786,677	$715,134
State	259,538	200,237	97,780

	1,284,288	986,914	812,914
Deferred	(228,766)	(47,531)	(23,861)

	$1,055,522	$939,383	$789,053

13.	Income Taxes (Continued)

The components of deferred income taxes are as follows:

December 31,	2009	2008	2007

Provision for loan losses	$(171,316)	$(163,697)	$(135,333)
Nonaccrual interest	6,110	(22,633)	(11,174)
Organization costs	—	5,132	5,190
Director stock option expense	(8,298)	—	(12,141)
Supplemental executive retirement plan	(52,760)	(47,036)	(42,586)
Deferred loan origination costs, net	(114,426)	57,172	94,909
Depreciation	111,924	123,531	77,274

	$(228,766)	$(47,531)	$(23,861)

The components of net deferred tax assets and liabilities are as follows:

December 31,	2009	2008	2007

Deferred tax assets
Allowance for loan losses	$933,688	$762,372	$598,675
Nonaccrual interest	27,697	33,807	11,174
Organization costs	—	—	5,132
Director stock option expense	20,439	12,141	12,141
Supplemental executive retirement plan	178,652	125,892	78,856
Net unrealized loss on securities available for sale	—	—	19,378

	1,160,476	934,212	725,356

Deferred tax liabilities
Deferred loan origination costs	292,879	407,305	350,133
Depreciation	448,738	336,814	213,283
Net unrealized gain on securities available for sale	240,285	255,744	—

	981,902	999,863	563,416

Net deferred tax asset (liability)	$178,574	$(65,651)	$161,940

13.	Income Taxes (Continued)

The differences between the federal income tax rate of 34 percent and our effective tax rate are reconciled as follows:

December 31,	2009	2008	2007

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	4.0	4.3	2.3
Tax exempt income	(1.8)	(0.9)	(1.2)
Stock based compensation awards	1.1	1.3	2.1
Other nondeductible expenses	0.3	0.3	0.6
Bank owned life insurance	(3.5)	(4.1)	(4.5)
Net income attributable to the non-controlling interest	(0.9)	—	—

Effective tax rate	33.2%	34.9%	33.3%

14.	Retirement Plan

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, were $132,284, $128,189, and $122,901 for 2009, 2008, and 2007, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The Bank’s expenses for the SERPs were $133,758, $119,245, and $105,997 in 2009, 2008, and 2007, respectively.

15.	Capital Standards

The Federal Deposit Insurance Corporation and the Federal Reserve Board have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2009, 2008, and 2007, the capital ratios and minimum capital requirements are as follows:

			Minimum capital		To be well
(in thousands)	Actual		adequacy		capitalized
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$38,088	13.7%	$22,239	8.0%	$27,799	10.0%
Old Line Bank	$36,444	12.8%	$22,700	8.0%	$28,385	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$35,571	12.8%	$11,120	4.0%	$16,679	6.0%
Old Line Bank	$36,444	12.0%	$11,354	4.0%	$17,031	6.0%
Tier 1 capital (to average assets)
Consolidated	$35,571	10.0%	$14,228	4.0%	$17,785	5.0%
Old Line Bank	$36,444	9.6%	$14,181	4.0%	$17,727	5.0%

December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$43,278	17.4%	$19,884	8.0%	$24,856	10.0%
Old Line Bank	$41,596	16.8%	$19,766	8.0%	$24,707	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$41,294	16.6%	$9,942	4.0%	$14,913	6.0%
Old Line Bank	$39,612	16.0%	$9,883	4.0%	$14,824	6.0%
Tier 1 capital (to average assets)
Consolidated	$41,294	14.0%	$11,767	4.0%	$14,708	5.0%
Old Line Bank	$39,612	13.5%	$11,707	4.0%	$14,634	5.0%

December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$36,248	16.3%	$17,763	8.0%	$22,203	10.0%
Old Line Bank	$32,913	15.0%	$17,583	8.0%	$21,979	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$34,661	15.6%	$8,881	4.0%	$13,322	6.0%
Old Line Bank	$31,326	14.3%	$8,791	4.0%	$13,187	6.0%
Tier 1 capital (to average assets)
Consolidated	$34,661	14.6%	$9,480	4.0%	$11,850	5.0%
Old Line Bank	$31,326	13.3%	$9,390	4.0%	$11,738	5.0%
Tier 1 capital consists of common and preferred stock, additional paid-in capital and retained earnings. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

Failure to meet the capital requirement could affect our ability to pay dividends and accept deposits and may significantly affect our operations.

In the most recent regulatory report, we were categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

16.	Commitments and Contingencies

We lease seven branch locations and one loan production office from non-related parties under lease agreements expiring through 2040. We lease our corporate headquarters and one branch location from Pointer Ridge. Each of the leases provides extension options.

The approximate future minimum lease commitments under the operating leases as of December 31, 2009, are presented below. We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation.

Year	Amount
2010	$650,104
2011	664,590
2012	662,468
2013	608,461
2014	548,274
Remaining	9,244,843

$12,378,740

Rent expense was $475,113, $796,429, and $671,110, for the years ended December 31, 2009, 2008, and 2007, respectively.

On August 25, 2006, Pointer Ridge entered into a loan agreement with an unrelated bank, in an original principal amount of $6.6 million to finance the commercial office building located at 1525 Pointer Ridge Place, Bowie, Maryland. We lease approximately half of this building for our main office and operate a branch from this address. Pursuant to the terms of a guaranty between the bank and Bancshares dated August 25, 2006, Bancshares has guaranteed up to 62.5% of the loan amount plus costs incurred by the lender resulting from any acts, omissions or alleged acts or omissions.

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

We value investment securities classified as available for sale at fair value on a recurring basis. We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2. At December 31, 2009, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value	Level 1	Level 2	Level 3
	December 31, 2009	Inputs	Inputs	Inputs
Investment securities available for sale	$28,013	$4,708	$23,305	$—

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

Time Deposits-The fair value of time deposits in other banks is an estimate determined by discounting future cash flows using current rates offered for deposits of similar remaining maturities.

Investment Securities-The fair values of investment securities are based upon quoted market prices or dealer quotes.

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

Long and short term borrowings-The fair value of long and short term fixed rate borrowings is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

Loan Commitments, Standby and Commercial Letters of Credit-Lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair value of these items is insignificant and is not included in the following table.

	Carrying	Fair
	amount	value

December 31, 2009
Financial assets
Time deposits	$15,031,102	$15,491,899
Investment securities	33,819,455	34,089,713
Loans	265,008,669	269,907,318

Financial liabilities
Interest bearing deposits	$245,464,373	$247,456,675
Short term borrowings	16,149,939	16,297,360
Long term borrowings	16,454,067	17,261,757

December 31, 2008
Financial assets
Time deposits	$13,267,000	$13,276,560
Investment securities	37,569,367	37,800,989
Loans	231,053,618	233,640,929

Financial liabilities
Interest bearing deposits	$191,550,521	$194,267,851
Long term borrowings	21,531,133	22,314,640

December 31, 2007
Financial assets
Time deposits	$2,000,000	$2,003,325
Investment securities	11,694,947	11,690,695
Loans	201,941,667	200,202,101
Financial liabilities
Interest bearing deposits	$142,670,944	$143,517,303
Long term borrowings	15,000,000	14,980,071

18.	Other Operating Expenses

Other operating expenses that are significant are as follows:

Years Ended December 31,	2009	2008	2007

Advertising	$41,787	$30,102	$46,797
Audit & exam fees	60,500	67,000	54,000
Branch security costs	44,020	45,417	50,422
Broker referrals	—	—	27,565
Business development	116,819	96,418	78,935
Courier fees	15,680	30,435	81,067
Director fees	137,698	124,450	120,400
Organizational & legal expenses	68,491	43,944	36,734
Stationery & supplies	64,037	75,107	75,180
Other	1,315,789	761,268	712,633

Total	$1,864,821	$1,274,141	$1,283,733

19. Parent Company Financial Information
The balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.
Balance Sheets
December 31,	2009	2008	2007

Assets
Cash and due from banks	$95,232	$164,263	$985,479
Loans	275,920	551,752	1,424,317
Investment in real estate LLC	1,152,044	1,006,686	805,971
Investment in Old Line Bank	34,331,418	40,004,678	31,296,637
Deferred income taxes	—	—	5,132
Other assets	120,918	9,321	189,065

	$35,975,532	$41,736,700	$34,706,601

Liabilities and Stockholders’ Equity
Accounts payable	$34,628	$49,858	$75,347

Stockholders’ equity
Preferred stock	—	6,703,591	—
Common stock	38,624	38,624	40,758
Additional paid-in capital	29,034,954	28,838,810	30,465,013
Warrants to purchase common stock	—	301,434	—
Retained earnings	6,498,446	5,411,772	4,155,232

	35,572,024	41,294,231	34,661,003
Accumulated other comprehensive income	368,880	392,611	(29,749)

	35,940,904	41,686,842	34,631,254

	$35,975,532	$41,736,700	$34,706,601

19.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Income
Years Ended December 31,	2009	2008	2007

Interest and dividend revenue
Dividend from Old Line Bank	$653,067	$445,943	$505,189
Interest on money market and certificates of deposit	612	5,921	128,775
Interest on loans	37,019	76,783	54,170

Total interest and dividend revenue	690,698	528,647	688,134

Non-interest revenue
Income (loss) on investment in real estate LLC	145,359	(4,335)	24,100
Other fees	—	—	5,000

Total non-interest revenue	145,359	(4,335)	29,100

Non-interest expense	129,134	117,381	105,057

Income before income taxes	706,923	406,931	612,177
Income tax expense (benefit)	21,243	(14,775)	41,319

	685,680	421,706	570,858

Undistributed net income of Old Line Bank	1,350,470	1,334,412	1,012,251

Net income	$2,036,150	$1,756,118	$1,583,109

19.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Cash Flows
Years Ended December 31,	2009	2008	2007

Cash flows from operating activities
Interest and dividends received	$692,352	$530,833	$683,087
Income taxes (refund received)	(8,613)	(35,894)	35,894
Reimbursement received (cash paid) for operating expenses	(126,231)	219,457	(30,349)

	557,508	714,396	688,632

Cash flows from investing activities
Loans made, net of principal collected	275,832	872,565	(1,424,317)
Investment in Old Line Bank	7,000,000	(7,000,000)	—
Return of principal from (investment in) real estate LLC	—	(205,050)	11,843

	7,275,832	(6,332,485)	(1,412,474)

Cash flows from financing activities
Proceeds from stock options exercised	—	16,000	32,706
Tax benefit from stock options exercised	—	2,777	11,887
Proceeds from issuance of preferred stock	—	7,000,000	—
Repurchase of preferred stock & warrants	(7,225,000)	—	—
Repurchase of common stock	—	(1,751,655)	(1,623,098)
Cash dividends paid-preferred stock	(213,888)	—	—
Cash dividends paid-common stock	(463,483)	(470,249)	(505,190)

	(7,902,371)	4,796,873	(2,083,695)

Net increase (decrease) in cash and cash equivalents	(69,031)	(821,216)	(2,807,537)
Cash and cash equivalents at beginning of year	164,263	985,479	3,793,016

Cash and cash equivalents at end of year	$95,232	$164,263	$985,479

Reconciliation of net income to net cash provided by operating activities
Net income	$2,036,150	$1,756,118	$1,583,109
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(1,350,470)	(1,334,412)	(1,012,251)
Stock based compensation awards	119,711	104,541	173,714
Decrease in deferred income taxes	—	5,132	5,190
(Income) Loss from investment in real estate LLC	(145,359)	4,335	(24,100)
Increase (Decrease) in other liabilities	9,073	(1,063)	41,086
(Increase) decrease in other assets	(111,597)	179,745	(78,116)

	$557,508	$714,396	$688,632

20.	Stockholders’ Equity
Stock Options

We have two stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. As of December 31, 2009, there were 71,530 shares remaining available for future issuance under the stock option plans.

The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2009, 2008, and 2007 was $0, $7,040, and $26,432, respectively.

A summary of the status of the outstanding options follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of shares	exercise price	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	236,620	$9.09	216,920	$9.37	182,820	$8.91
Options granted	62,650	6.30	37,300	7.75	47,200	10.57
Options exercised	—	—	(3,600)	4.44	(8,100)	4.72
Options expired	—	—	(14,000)	11.09	(5,000)	11.31

Outstanding, end of year	299,270	$8.50	236,620	$9.09	216,920	$9.37

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	December 31, 2009	term in years	price	December 31, 2009	price
$3.33-$4.17	11,700	1.00	$3.44	11,700	$3.44
$4.18-$5.00	18,000	2.55	4.69	18,000	4.69
$5.01-$7.64	62,650	9.07	6.30	28,884	6.30
$7.65-$8.65	37,300	8.09	7.75	24,866	7.75
$8.66-$10.00	46,620	4.64	9.74	46,620	9.74
$10.01-11.31	123,000	6.31	10.43	117,000	10.41

	299,270	6.41	$8.50	247,070	$8.79

Intrinsic value of vested exercisable options where the market value exceeds the exercise price		$79,400
Intrinsic value of outstanding options where the market value exceeds the exercise price		$89,192

20.	Stockholders’ Equity (Continued)
At December 31, 2009, there was $37,862 of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next 3.5 years. The following table summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values. We used the Black-Scholes option pricing model.

Years Ended December 31,	2009	2008	2007

Expected dividends	2%	2%	1%
Risk free interest rate	2.15%	3.31%	4.64%
Expected volatility	25.40%	20.80%	20.2-20.4%
Weighted average volatility	25.39%	20.79%	20.31%
Expected life in years	6.8-10.0	7.80	6.0-7.0
Weighted average fair value of options granted	$1.57	$1.94	$2.92
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

In July of 2009, we repurchased from the Treasury the 7,000 shares of preferred stock that we issued to them. We paid Treasury $7,058,333 to repurchase the preferred stock which reflects the liquidation value of the preferred stock and $58,333 of accrued but unpaid dividends. In August, we also repurchased at a fair market value of $225,000 the warrant to purchase 141,892 shares of our common stock.

21.	Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations
Three months ended
(Dollars in thousands except per share data)

2009	December 31,	September 30,	June 30,	March 31,

Interest revenue	$4,374	$4,392	$4,227	$4,102
Interest expense	1,308	1,406	1,416	1,450
Net interest income	3,066	2,986	2,811	2,652
Provision for loan losses	140	210	250	300
Net income available to common stockholders	466	227	447	410
Earnings per share-basic	0.12	0.06	0.12	0.11
Earnings per share-diluted	0.12	0.06	0.12	0.11

2008	December 31,	September 30,	June 30,	March 31,

Interest revenue	$3,991	$3,937	$3,726	$3,770
Interest expense	1,543	1,460	1,366	1,541
Net interest income	2,448	2,477	2,360	2,229
Provision for loan losses	70	180	127	38
Net income available to common stockholders	352	433	497	445
Earnings per share-basic	0.09	0.11	0.13	0.11
Earnings per share-diluted	0.09	0.11	0.13	0.11

2007	December 31,	September 30,	June 30,	March 31,

Interest revenue	$3,817	$3,786	$3,523	$3,428
Interest expense	1,594	1,666	1,536	1,467
Net interest income	2,223	2,120	1,987	1,961
Provision for loan losses	112	120	30	56
Net income available to common stockholders	519	328	408	328
Earnings per share-basic	0.13	0.08	0.10	0.08
Earnings per share-diluted	0.13	0.08	0.10	0.08

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 9A.	Controls and Procedures
     As of the end of the period covered by this annual report on Form 10-K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2009. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.
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
     Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.
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
     The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11.	Executive Compensation
     The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized For Issuance Under Equity Compensation Plans
     The following table sets forth certain information as of December 31, 2009, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.
Equity Compensation Plan Information
December 31, 2009

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options,	options, warrants	remaining available
Plan Category	warrants and rights	and rights	for future issuance
Equity compensation plans approved by security holders(1)	299,270	$8.50	71,530

(1)	Includes the 1990 Stock Option Plan, as amended, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. The 1990 Stock Option Plan, as amended, and the 2001 Incentive Stock Option Plan, as amended, were approved by security holders of Old Line Bank and its predecessor, Old Line National Bank. Effective September 15, 2003, all of the then stockholders of Old Line Bank became stockholders of Old Line Bancshares, Inc. The 2004 Equity Incentive Plan was approved by security holders of Old Line Bancshares, Inc.
          The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2010 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14.	Principal Accounting Fees and Services.
Audit and Non-Audit Fees
     The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2009 and 2008 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

	Years Ended
	December 31,
	2009	2008
Audit Fees (1)	$45,500	$43,350
Tax Fees (2)	7,567	6,417
All Other Fees (3)	—	920

Total	$53,067	$50,687

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that Rowles & Company, LLP normally provides in connection with statutory and regulatory filings or engagements.

(2)	Tax Fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(3)	All Other Fees in 2008 and 2009 are for discussions regarding the accounting for the preferred stock issued.
Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor
     Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.
3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.2(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.3(T)	Old Line Bancshares, Inc. Articles Supplementary Fixed Rate Cumulative Preferred Stock, Series A.
3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.
4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and James W. Cornelsen
10.2(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and James W. Cornelsen
10.3(Q)	Sixth Amendment to Executive Employment Agreement dated January 1, 2009 between Old Line Bank and James W. Cornelsen
10.4(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.4.1(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen
10.5(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.5.1(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen
10.6(A)	Executive Employment Agreement dated March 31, 2003 between Old Line Bank and Joseph E. Burnett
10.7(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Joseph W. Burnett
10.8(Q)	Sixth Amendment to Executive Employment Agreement dated January 1, 2009 between Old Line Bank and Joseph Burnett
10.9(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett
10.9.1(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett
10.10(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph E. Burnett
10.10.1(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett
10.11(A)	Employment Agreement March 31, 2003 between Old Line Bank and Christine M. Rush
10.12(G)	First Amendment to Executive Employment Agreement dated December 31, 2004 between Old Line Bank and Christine M. Rush
10.13(Q)	Sixth Amendment to Executive Employment Agreement dated January 1, 2009 between Old Line Bank and Christine M. Rush
10.14(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.14.1(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Christine Rush
10.15(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.15.1(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush
10.16(B)	2001 Stock Option Plan, as amended
10.17(B)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan
10.18(B)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

Exhibit No.	Description of Exhibits
10.19(C)	1990 Stock Option Plan, as amended
10.20(C)	Form of Incentive Stock Option Grant Letter for 1990 Stock Option Plan
10.21(C)	Form of Director Non-Qualified Stock Option Agreement for 1990 Stock Option Plan
10.22(E)	2004 Equity Incentive Plan
10.23(G)	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan
10.23.1(T)	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan
10.23.2(U)	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan
10.24(G)	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy
10.25(D)	Lease Agreement dated April 29, 1999 between Live Oak Limited Partnership and Old Line National Bank
10.26(D)	Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank
10.27(F)	Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank
10.28(F)	Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC
10.29(H)	AIA Construction Agreement dated April 14, 2005 between Pointer Ridge Office Investment, LLC and Waverly Construction & Management Company Inc.
10.30(H)	Incentive Plan Model and Stock Option Model
10.31(I)	Deed of Lease dated as of July 28, 2005 between Baltimore Boulevard Associates Limited Partnership and Old Line Bank
10.32(M)	First Amendment to Deed of Lease dated as of February 7, 2008 by and between Baltimore Boulevard Associated Limited Partnership and Old Line Bank
10.33(N)	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.
10.34(N)	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.
10.35(J)	Amendment of Lease Agreement dated June 5, 2006 between Ridgley I, LLC and Old Line Bank to the lease entered into July 7, 2004.
10.36(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (1st Floor 1525 Pointer Ridge Place, Bowie, Md.).
10.37(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (3rd Floor 1525 Pointer Ridge Place, Bowie, Md.).
10.38(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (4th Floor 1525 Pointer Ridge Place, Bowie, Md.).
10.39(L)	Indemnity Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006.
10.40(P)	Lease Agreement dated December 29, 2006 between Old Line Bank and Eleventh Springhill Lake Associates, LLC
10.41(R)	Lease Agreement by and between Old Line Bank and AF Limited Partnership dated May 31, 2008
10.42(S)	Agreement Of Purchase And Sale Of Membership Interests by and between Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc. dated as of November 1, 2008
10.43(S)	Third Amendment To Operating Agreement For Pointer Ridge Office Investment, LLC by and between Old Line Bancshares, Inc. J. Webb, Inc., Michael M. Webb Revocable Trust, and Lucente Enterprises, Inc. dated as of November 1, 2008
10.44(S)	Assignment of Membership Interest by and between Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc. dated as of November 1, 2008
21(A)	Subsidiaries of Registrant
23.1	Consent of Rowles & Company, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibits
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto
99.1	Certification of Principal Executive Officer under Treasury’s Capital Purchase Program under the Troubled Asset Relief Program Pursuant to 31 C.F.R. § 30.15
99.2	Certification of Principal Financial Officer under Treasury’s Capital Purchase Program under the Troubled Asset Relief Program Pursuant to 31 C.F.R. § 30.15

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
(Q) Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on February 2, 2010.
(R) Previously filed by Old Line Bancshares, Inc. as part of and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on August 12, 2008.
(S) Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on November 19, 2008.
(T) Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 27, 2009.
(U) Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 28, 2010.
Note: Exhibits 10.1 through 10.24 and 10.30 relate to management contracts or compensatory plans or arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.
Date: March 25, 2010	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James W. Cornelsen James W. Cornelsen	Director, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2010

/s/ Christine M. Rush Christine M. Rush	Chief Financial Officer (Principal Accounting and Financial Officer)	March 25, 2010

/s/ Charles A. Bongar, Jr. Charles A. Bongar, Jr.	Director	March 25, 2010

/s/ Craig E. Clark Craig E. Clark	Director and Chairman of the Board	March 25, 2010

/s/John P. Davey John P. Davey	Director	March 25, 2010

/s/ Daniel W. Deming Daniel W. Deming	Director	March 25, 2010

/s/ James F. Dent James F. Dent	Director	March 25, 2010

/s/ Nancy L. Gasparovic Nancy L. Gasparovic	Director	March 25, 2010

/s/ Frank Lucente, Jr. Frank Lucente, Jr.	Director	March 25, 2010

/s/ Gail D. Manuel Gail D. Manuel	Director	March 25, 2010

/s/ John D. Mitchell John D. Mitchell	Director	March 25, 2010

/s/ Gregory S. Proctor, Sr. Gregory S. Proctor, Sr.	Director	March 25, 2010

/s/ Suhas R. Shah Suhas R. Shah	Director	March 25, 2010

/s/ John M. Suit, II John M. Suit, II	Director	March 25, 2010