Form 10-Q
period 2010-03-31
OLD LINE BANCSHARES INC
filed 2010-05-07
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Yes ☐      No ☑
As of May 1, 2010, the registrant had 3,880,005 shares of common stock outstanding.

Part I. Financial Information

Item 1.	Financial Statements
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$5,666,112	$7,402,137
Interest bearing accounts	13,889,606	3,953,312
Federal funds sold	165,814	81,138

Total cash and cash equivalents	19,721,532	11,436,587
Time deposits in other banks	13,372,271	15,031,102
Investment securities available for sale	29,586,036	28,012,948
Investment securities held to maturity	22,000,103	5,806,507
Loans, less allowance for loan losses	270,762,389	265,008,669
Restricted equity securities at cost	2,957,650	2,957,650
Premises and equipment	17,240,486	17,326,099
Accrued interest receivable	1,197,397	1,055,249
Prepaid income taxes	88,882	—
Deferred income taxes	163,623	178,574
Bank owned life insurance	8,495,835	8,422,879
Other real estate owned	223,169	—
Other assets	1,946,104	1,982,262

Total assets	$387,755,477	$357,218,526

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$51,455,994	$40,883,419
Interest bearing	250,695,018	245,464,373

Total deposits	302,151,012	286,347,792
Short term borrowings	30,743,345	16,149,939
Long term borrowings	16,432,635	16,454,067
Accrued interest payable	483,805	517,889
Income tax payable	—	175,543
Other liabilities	913,024	941,165

Total liabilities	350,723,821	320,586,395

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 3,880,005 in 2009 and 3,862,364 in 2008	38,800	38,624
Additional paid-in capital	29,075,048	29,034,954
Retained earnings	6,846,581	6,498,446
Accumulated other comprehensive income	409,715	368,880

Total Old Line Bancshares, Inc. stockholders’ equity	36,370,144	35,940,904
Non-controlling interest	661,512	691,227

Total stockholders’ equity	37,031,656	36,632,131

Total liabilities and stockholders’ equity	$387,755,477	$357,218,526

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest revenue
Loans, including fees	$3,953,356	$3,601,883
U.S. Treasury securities	—	4,856
U.S. government agency securities	54,555	102,921
Mortgage backed securities	275,216	267,921
Municipal securities	19,633	22,999
Federal funds sold	643	435
Other	86,726	100,933

Total interest revenue	4,390,129	4,101,948

Interest expense
Deposits	974,929	1,189,384
Borrowed funds	273,544	260,311

Total interest expense	1,248,473	1,449,695

Net interest income	3,141,656	2,652,253
Provision for loan losses	70,000	300,000

Net interest income after provision for loan losses	3,071,656	2,352,253

Non-interest revenue
Service charges on deposit accounts	74,820	72,189
Earnings on bank owned life insurance	86,123	93,461
Other fees and commissions	131,946	437,950

Total non-interest revenue	292,889	603,600

Non-interest expense
Salaries	1,165,415	837,057
Employee benefits	350,135	302,424
Occupancy	333,406	232,181
Equipment	106,876	79,878
Data processing	94,426	75,337
FDIC insurance and State of Maryland assessments	115,115	82,771
Other operating	529,409	452,482

Total non-interest expense	2,694,782	2,062,130

Income before income taxes	669,763	893,723
Income taxes	230,069	282,115

Net Income	439,694	611,608
Less: Net income (loss) attributable to the non-controlling interest	(24,840)	99,281

Net Income attributable to Old Line Bancshares, Inc.	464,534	512,327
Preferred stock dividends and discount accretion	—	102,572

Net income available to common stockholders	$464,534	$409,755

Basic earnings per common share	$0.12	$0.11
Diluted earnings per common share	$0.12	$0.11
Dividend per common share	$0.03	$0.03
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Three Months Ended March 31, 2010
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive	Non-controlling
	Shares	Par value	capital	earnings	income	income	Interest

Balance, December 31, 2009	3,862,364	$38,624	$29,034,954	$6,498,446	$368,880	—	$691,227
Net income attributable to Old Line Bancshares, Inc.	—	—	—	464,534	—	464,534	—
Distributions to minority member(s)	—	—	—	—	—	—	(4,875)
Unrealized gain on securities available for sale, net of income tax benefit of $26,600	—	—	—	—	40,835	40,835	—

Comprehensive income	—	—	—	—	—	$505,369	—

Net income attributable to noncontrolling interest	—	—	—	—	—		(24,840)
Stock based compensation awards	17,641	176	40,094	—	—		—
Common stock cash dividend $0.03 per share	—	—	—	(116,399)	—		—

Balance, March 31, 2010	3,880,005	$38,800	$29,075,048	$6,846,581	$409,715		$661,512

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2010	2009

Cash flows from operating activities
Interest received	$4,259,662	$4,022,418
Fees and commissions received	219,933	522,129
Interest paid	(1,282,557)	(1,486,504)
Cash paid to suppliers and employees	(2,447,341)	(6,316,141)
Income taxes paid	(506,144)	(92,578)

	243,553	(3,350,676)

Cash flows from investing activities
Net change in time deposits in other banks	1,658,831	1,628,838
Purchase of investment securities
Held to maturity	(16,620,595)	—
Available for sale	(3,140,625)	(3,103,269)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	427,831	374,057
Available for sale at maturity or call	1,606,397	1,840,790
Loans made, net of principal collected	(6,030,826)	(16,026,628)
Purchase of equity securities	—	(639,100)
Purchase of premises, equipment and software	(113,541)	(30,979)

	(22,212,528)	(15,956,291)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	3,593,546	8,894,793
Other deposits	12,209,674	(71,042)
Increase in short-term borrowings	14,593,406	6,887,991
Decrease in long-term borrowings	(21,432)	(20,215)
Cash dividends paid-preferred stock	—	(68,056)
Cash dividends paid-common stock	(116,399)	(115,871)
Distributions to minority members	(4,875)	—

	30,253,920	15,507,600

Net increase (decrease) in cash and cash equivalents	8,284,945	(3,799,367)

Cash and cash equivalents at beginning of year	11,436,587	10,963,695

Cash and cash equivalents at end of year	$19,721,532	$7,164,328

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2010	2009

Reconciliation of net income to net cash provided by operating activities
Net income	$439,694	$512,327

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	199,154	167,177
Provision for loan losses	70,000	300,000
Change in deferred loan fees net of costs	(16,063)	(61,502)
Amortization of premiums and discounts	27,744	16,786
Deferred income taxes	(11,650)	(23,461)
Stock based compensation awards	40,270	70,609
Increase (decrease) in
Accrued interest payable	(34,084)	(36,809)
Income tax payable	(175,543)	177,349
Other liabilities	(28,141)	(3,013,072)
Decrease (increase) in
Accrued interest receivable	(142,148)	(34,814)
Bank owned life insurance	(72,956)	(81,471)
Prepaid income taxes	(88,882)	35,649
Other assets	36,158	(1,379,444)

	$243,553	$(3,350,676)

Supplemental Disclosure:
Loans transferred to other real estate owned	$223,169	$—

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
The foregoing consolidated financial statements are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2009 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2009. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.
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
Reclassifications-We have made certain reclassifications to the 2009 financial presentation to conform to the 2010 presentation.

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

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
March 31, 2010	cost	gains	losses	fair value

Available for sale
U.S. government agency	$7,011,629	$149,362	$(19,448)	$7,141,543
Municipal securities	2,002,023	33,276	(9,860)	2,025,439
Mortgage-backed	19,895,784	551,768	(28,498)	20,419,054

	$28,909,436	$734,406	$(57,806)	$29,586,036

Held to maturity
Municipal securities	$200,819	$3,531	$—	$204,350
Mortgage-backed	21,799,284	291,571	(244,793)	21,846,062

	$22,000,103	$295,102	$(244,793)	$22,050,412

December 31, 2009

Available for sale
U.S. government agency	$7,133,657	$171,946	$(14,928)	$7,290,675
Municipal securities	2,253,107	36,759	(14,294)	2,275,572
Mortgage-backed	18,017,019	429,682	—	18,446,701

	$27,403,783	$638,387	$(29,222)	$28,012,948

Held to maturity
Municipal securities	$300,779	$2,714	$—	$303,493
Mortgage-backed	5,505,728	267,544	—	5,773,272

	$5,806,507	$270,258	$—	$6,076,765

2.	INVESTMENT SECURITIES (Continued)
As of March 31, 2010, securities with unrealized losses segregated by length of impairment were as follows:

	Fair	Unrealized
March 31, 2010	value	losses

Unrealized losses less than 12 months
U.S. government agency	$2,459,753	$19,448
Municipal securities	603,876	9,560
Mortgage-backed	19,487,436	273,291

Total unrealized losses less than 12 months	22,551,065	302,299

Unrealized losses greater than 12 months
Municipal securities	200,292	300
Mortgage-backed	—	—

Total unrealized losses greater than 12 months	200,292	300

Total unrealized losses
U.S. government agency	2,459,753	19,448
Municipal securities	804,168	9,860
Mortgage-backed	19,487,436	273,291

Total unrealized losses	$22,751,357	$302,599

We consider all unrealized losses on securities as of March 31, 2010 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of March 31, 2010, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.
We did not sell any securities during the three month periods ended March 31, 2010 and 2009, respectively.

2.	INVESTMENT SECURITIES (Continued)
Contractual maturities and pledged securities at March 31, 2010 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage backed securities based on maturity date. However, we receive payments on a monthly basis.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
March 31, 2010	cost	value	cost	value

Maturing
Within one year	$1,394,865	$1,403,911	$—	$—
Over one to five years	4,395,472	4,562,900	—	—
Over five to ten years	8,110,799	8,316,098	5,213,131	5,236,406
Over ten years	15,008,300	15,303,127	16,786,972	16,814,006

	$28,909,436	$29,586,036	$22,000,103	$22,050,412

Pledged securities	$—	$—	$—	$—

3.	POINTER RIDGE OFFICE INVESTMENT, LLC
On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge. The effective date of the purchase was November 1, 2008. As a result of this purchase, we own 62.5% of Pointer Ridge and consolidated their results of operations from the date of acquisition.
The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.
Pointer Ridge Office Investment, LLC

	March 31,	December 31,
Balance Sheets	2010	2009

Current assets	$842,044	$891,233
Non-current assets	7,383,486	7,432,268
Liabilities	6,453,374	6,480,230
Equity	1,772,156	1,843,271

	Three Months Ended
	March 31,
	2010	2009
Statements of Income
Revenue	$197,539	$535,155
Expenses	263,780	270,405

Net income (loss)	$(66,241)	$264,750

4.	INCOME TAXES
The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. We have not recorded a valuation allowance against deferred tax assets as management believes that it is more likely than not that we will realize all of the deferred tax assets because they were supported by recoverable taxes paid in prior years. We allocate tax expense and tax benefits to Old Line Bank and Old Line Bancshares based on their proportional share of taxable income.
5.	EARNINGS PER COMMON SHARE
Effective January 1, 2009, we adopted the new authoritative accounting guidance under FASB ASC Topic 260, Earnings Per Share, which provides that non-vested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per common share pursuant to the two-class method. We have determined that our outstanding stock option awards are not participating securities and do not include them in the computation of basic earnings per common share. We have determined that our restricted stock awards are participating securities and include them in the computation of basic earnings per common share. We calculate basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive effect to stock dividends.
We calculate diluted earnings per common share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended
	March 31,
	2010	2009
Weighted average number of shares	3,873,537	3,862,364
Dilutive average number of shares	14,239	—
6.	STOCK-BASED COMPENSATION
We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. We recognize compensation expense related to stock-based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award. For the three months ended March 31, 2010 and 2009, we recorded stock-based compensation expense of $40,270 and $70,609, respectively.
We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the three months ended March 31, 2010. For the three months ended March 31, 2009, we recognized an $8,298 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options.
We have two stock option plans under which we may issue stock options and restricted stock, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the equity incentive plans. As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of option, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued. The Compensation

6.	STOCK-BASED COMPENSATION (Continued)
Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years. We recognize the compensation expense associated with these grants over their respective vesting periods. At March 31, 2010, there was $166,319 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 3 years. As of March 31, 2010, there were 31,308 shares remaining available for future issuance under the equity incentive plans. Directors and officers did not exercise any options during the three month period ended March 31, 2010 or 2009.
A summary of the stock option activity during the three month period follows:

	March 31,
	2010		2009
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	299,270	$8.50	236,620	$9.09
Options granted	22,581	7.13	62,650	6.30
Options forfeited	—	—	—	—

Outstanding, end of period	321,851	$8.41	299,270	$8.50

Information related to options as of March 31, 2010 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	March 31, 2010	term	price	March 31, 2010	price
$3.33-$4.17	11,700	0.75	$3.44	11,700	$3.44
$4.18-$5.00	18,000	2.30	4.69	18,000	4.69
$5.01-$7.64	85,231	9.09	6.52	53,294	6.42
$7.65-$8.65	37,300	7.84	7.75	37,300	7.75
$8.66-$10.00	46,620	4.39	9.74	46,620	9.74
$10.01-$11.31	123,000	6.06	10.43	117,000	10.41

	321,851	6.43	$8.41	283,914	$8.55

Intrinsic value of outstanding options where the market value exceeds the exercise price		$172,391
Intrinsic value of exercisable options where the market value exceeds the exercise price		$149,116

6.	STOCK-BASED COMPENSATION (Continued)
During the three months ended March 31, 2010, we granted 17,641 restricted common stock awards. Of these, 8,280 will vest on December 31, 2010, 4,681 will vest on December 31, 2011 and 4,680 will vest on December 31, 2012. We did not grant any restricted common stock awards during the three months ended March 31, 2009. A summary of the restricted stock awards during the three month period follows:

	March 31,
	2010
		Weighted
		average
	Number	grant date
	of shares	fair value

Outstanding, beginning of period	—	$—
Restricted stock granted	17,641	7.13
Restricted stock forfeited	—	—

Outstanding, end of period	17,641	$7.13

Intrinsic value of outstanding restricted stock awards		$128,670
Intrinsic value of vested restricted stock awards		$—
7.	RETIREMENT PLAN
Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, for the three months ended March 31, 2010 and 2009 were $37,670 and $31,376, respectively.
Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the three month periods ended March 31, 2010 and 2009 were $43,948 and $31,358, respectively. The SERPs are non-qualified defined benefit pension plans that we have not funded.
8.	FAIR VALUE MEASUREMENTS
On January 1, 2008, we adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact. We value investment securities classified as available for sale at fair value. The fair value hierarchy established in FASB ASC Topic 820 defines three input levels for fair value measurement. Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than those in Level 1. Level 3 is based on significant unobservable inputs.

8.	FAIR VALUE MEASUREMENTS (Continued)
We value investment securities classified as available for sale at fair value on a recurring basis. We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2. At March 31, 2010, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value	Level 1	Level 2	Level 3
	March 31, 2010	Inputs	Inputs	Inputs
Investment securities available for sale	$29,586	$4,682	$24,904	$—

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
Investment Securities-We base the fair values of investment securities upon quoted market prices or dealer quotes.
Loans-We estimate the fair value of loans by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories.
Interest bearing deposits-The fair value of demand deposits and savings accounts is the amount payable on demand. We estimate the fair value of fixed maturity certificates of deposit using the rates currently offered for deposits of similar remaining maturities.
Long and short term borrowings-The fair value of long and short term fixed rate borrowings is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.
Loan Commitments, Standby and Commercial Letters of Credit-Lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates. Therefore, the fair value of these items is insignificant and we have not included it in the following table.

8.	FAIR VALUE MEASUREMENTS (Continued)

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Time deposits	$13,372,271	$13,374,826	$15,031,102	$15,491,899
Investment securities	51,586,139	51,636,448	33,819,455	34,089,713
Loans	270,762,389	275,310,475	265,008,669	269,907,318

Financial liabilities
Interest bearing deposits	250,695,018	251,168,983	$245,464,373	$247,456,675
Short term borrowings	30,743,345	30,847,046	16,149,939	16,297,360
Long term borrowings	16,432,635	17,166,749	16,454,067	17,261,757

We measure certain financial assets and financial liabilities at fair value on a non-recurring basis. These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2010 or December 31, 2009.
We also measure certain non-financial assets such as other real estate owned and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market date or Level 3 inputs based on discounting criteria. At March 31, 2010, other real estate owned measured at fair value using Level 2 valuation inputs was $223,169 and repossessed property was $46,413.
9.	Accounting Standards Updates
Accounting Standards Updates (ASU) No. 2009-16, “Transfers and Servicing (Topic- 860)-Accounting for Transfers of Financial Assets” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvement with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on our consolidated results of operations or financial position.
ASU No. 2009-17, “Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” amends prior guidance to change how a company determines when an entity that is sufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and they did not have a material impact on our consolidated results of operations or financial position.

9.	Accounting Standards Updates (Continued)
ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010. See Note 8-Fair Value Measurements.
ASU No. 2010-10, “Consolidations (Topic 810)-Amendments for Certain Investment Funds” defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services-Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, companies are not required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. ASU 2010-10 also clarifies that companies should not use a quantitative calculation as the sole basis for evaluating whether a decision maker’s or service provider’s fee is variable interest. The provisions of ASU 2010-10 became effective as of January 1, 2010 and did not have a material impact on our consolidated results of operations or financial position.
ASU No. 2010-11, “Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives” clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirement are those that relate to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010. We do not anticipate that it will have a material impact on our consolidated results of operations or financial position.

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
Summary of Recent Performance and Other Activities
     In an extremely challenging economic environment, we are pleased to report continued profitability for the first quarter of 2010. Net income available to common stockholders was $464,534 or $0.12 per basic and diluted common share for the three month period ending March 31, 2010. This was $54,779 or 13.37% higher than net income available to common stockholders of $409,755 or $0.11 per basic and diluted common share for the same period in 2009.
     During the first three months of 2010, the following events occurred.
•	We maintained asset quality with total non-performing assets of $1.7 million (0.44% of total assets) and one other loan in the amount of approximately $1.6 million past due between 30 and 89 days at quarter end.

•	We decreased the provision for loan losses by $230,000 from $300,000 to $70,000.

•	The loan portfolio grew $5.8 million or 2.19%.

•	Total deposits grew $15.9 million or 5.55%.

•	We maintained liquidity and by all regulatory measures remained “well capitalized”.

•	We recognized a loss on our investment in Pointer Ridge of approximately $42,000.

     The following summarizes the highlights of our financial performance for the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)

	2010	2009	$ Change	% Change
Net income available to common stockholders	$465	$410	$55	13.41%
Interest revenue	4,390	4,102	288	7.02
Interest expense	1,248	1,450	(202)	(13.93)
Net interest income after provision for loan losses	3,072	2,352	720	30.61
Non-interest revenue	293	604	(311)	(51.49)
Non-interest expense	2,695	2,062	633	30.70
Average total loans	268,629	239,957	28,672	11.95
Average interest earning assets	333,611	292,632	40,979	14.00
Average total interest bearing deposits	242,884	200,636	42,248	21.06
Average non-interest bearing deposits	46,768	36,388	10,380	28.53
Net interest margin (1)	3.87%	3.70%
Return on average equity	5.17%	5.00%
Basic earnings per common share	$0.12	$0.11	$0.01	9.09
Diluted earnings per common share	0.12	0.11	0.01	9.09

(1)	See “Reconciliation of Non-GAAP Measures”

Growth Strategy
     We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short-term goals include maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past two years, we have expanded in Prince George’s County and Anne Arundel County, Maryland.
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
     Other Opportunities
     We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, Internet banking with on-line account access and bill payer service. We provide selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us.
     In order to support our growth, provide improved management information capabilities and enhance the products and services we deliver to our customers, during the 1st quarter of 2009, we began enhancing our core data processing systems. We completed this process in April 2009. As a result, we anticipate that data processing costs will be moderately higher in 2010 than in 2009. We will continue to evaluate cost effective ways that technology can enhance our management, products and services.
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

     Although the current economic climate continued to present significant challenges for our industry, we worked diligently towards our goal of becoming the premier community bank east of Washington D.C. While it remains uncertain whether the economy will continue on its path towards recovery, it appears the economy may reach sustainable recovery during late 2010 or early 2011 and we remain cautiously optimistic that our borrowers will continue to stay current on their loans. Now that we have substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy.
     Because of the new branches and the loan production team hired in 2009, we anticipate salaries and benefits expenses and other operating expenses will increase during 2010. We anticipate that, over time, income generated from the branches and our new loan officers will offset any increase in expenses. We also expect that for the remainder of 2010 Pointer Ridge will operate at a loss. We believe with our 10 branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we are positioned to focus our efforts on continuing to improve earnings per share and enhancing stockholder value.
     Results of Operations
Net Interest Income
     Net interest income is the difference between income on interest earning assets and the cost of funds supporting those assets. Earning assets are comprised primarily of loans, investments, interest bearing deposits and federal funds sold. Cost of funds consists of interest bearing deposits and other borrowings. Non-interest bearing deposits and capital are also funding sources. Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.
Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Net interest income for the three months ended March 31, 2010 increased $489,403 or 18.45% to $3.1 million from $2.7 million for the same period in 2009. Interest revenue increased from $4.1 million for the three months ended March 31, 2009 to $4.4 million for the same period in 2010. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest bearing liabilities. A decline in interest rates on these interest earning assets partially offset this growth. The interest rate on interest bearing deposits also declined at a faster rate than the rate on interest earning assets. This resulted in an improvement in the net interest margin which also increased net interest income.
     Changes in the federal funds rate and the prime rate impact the interest rates on interest earning assets, net interest income and net interest margin. The prime interest rate, which is the rate banks offer to borrowers with strong credit, began 2008 at 7.25% and decreased 400 basis points during the year. The federal funds rate also declined 400 basis points during 2008. During the first quarter of 2009 and the first quarter of 2010, the prime interest rate was 3.25% and the intended federal funds rate remained relatively constant at zero to 0.25%. As a result, when investments and loans matured during 2009, they were reinvested in lower yielding securities and loans.
     We offset the effect on net income caused by these declines primarily by growing total average interest earning assets $4.0 million or 14.01% to $333.6 million at March 31, 2010 from $292.6 million at March 31, 2009. The growth in average interest earning assets derived from a $28.6 million increase in average total loans and a $13.1 million increase in interest bearing deposits. These increases were offset by $1.7 million decrease in investment securities. The growth in net interest income that derived from the increase in total average interest earning assets was also offset by growth in average interest bearing deposits which grew $42.3 million to $242.9 million at March 31, 2010 from $200.6 million at March 31, 2009.
     Our net interest margin was 3.87% for the three months ended March 31, 2010 as compared to 3.70% for the three months ended March 31, 2009. The yield on average interest earning assets declined during the period 32 basis points from 5.71% for the quarter ended March 31, 2009 to 5.39% for the quarter ended March 31, 2010. This decrease was primarily because we received a lower rate on federal funds, a lower rate on interest bearing deposits and the average rate on the loan portfolio declined 8 basis points. As outlined above, we partially offset these rate reductions through growth in the loan portfolio. As a result of this growth, there was a higher percentage of funds invested in the commercial and mortgage loan portfolios than there was in the prior period. The decline in interest rates also lowered our cost of interest bearing deposits to 1.63% from 2.40% and our cost of borrowed funds to 2.47% from 2.58% in 2009.

     With our new branches, our expanded commercial lending team and increased recognition in Prince Georges’ and Anne Arundel Counties, and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2010. If the Federal Reserve continues to maintain the federal funds rate at current levels and the economy continues to improve, we believe that we can continue to grow total loans and deposits for the remainder of 2010. We also believe that we will continue to maintain the net interest margin. As a result of this growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during 2010, although there can be no guarantee that this will be the case.

     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended March 31, 2010 and 2009, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	2010			2009
	Average			Average
Three Months Ended March 31,	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$1,748,352	$643	0.15%	$415,599	$436	0.43%
Interest bearing deposits	27,225,642	66,554	0.99	14,081,697	87,668	2.52
Investment securities(1)(2)
U.S. Treasury	—	—	—	499,956	5,142	4.17
U.S. government agency	7,087,111	57,700	3.30	10,510,365	108,854	4.20
Mortgage backed securities	26,224,492	275,216	4.26	23,921,423	267,921	4.54
Municipal securities	2,354,600	28,283	4.87	2,725,547	33,709	5.02
Other	2,833,656	20,426	2.92	2,578,398	13,267	2.09

Total investment securities	38,499,859	381,625	4.02	40,235,689	428,893	4.32

Loans: (1) (3)
Commercial	72,995,285	1,014,893	5.64	71,891,993	1,062,649	5.99
Mortgage	180,888,945	2,765,783	6.20	152,503,483	2,331,221	6.20
Consumer	14,744,834	200,346	5.51	15,561,072	208,013	5.42

Total loans	268,629,064	3,981,022	6.01	239,956,548	3,601,883	6.09
Allowance for loan losses	2,492,377	—		2,057,751	—

Total loans, net of allowance	266,136,687	3,981,022	6.07	237,898,797	3,601,883	6.14

Total interest earning assets(1)	333,610,540	4,429,844	5.39	292,631,782	4,118,880	5.71

Non-interest bearing cash	9,720,531			6,267,452
Premises and equipment	17,286,712			12,324,862
Other assets	11,946,739			10,492,299

Total assets	$372,564,522			$321,716,395

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$7,569,600	6,684	0.36	$5,948,272	5,617	0.38
Money market and NOW	43,015,595	83,267	0.79	31,429,957	31,708	0.41
Other time deposits	192,299,113	884,978	1.87	163,257,626	1,152,059	2.86

Total interest bearing deposits	242,884,308	974,929	1.63	200,635,855	1,189,384	2.40
Borrowed funds	44,891,310	273,544	2.47	40,925,627	260,311	2.58

Total interest bearing liabilities	287,775,618	1,248,473	1.76	241,561,482	1,449,695	2.43

Non-interest bearing deposits	46,768,076			36,388,123

	334,543,694			277,949,605
Other liabilities	1,608,587			1,534,543
Non-controlling interest	673,250			669,272
Stockholders’ equity	35,738,991			41,562,975

Total liabilities and stockholders’ equity	$372,564,522			$321,716,395

Net interest spread(1)			3.63			3.28

Net interest income and Net interest margin(1)		$3,181,371	3.87%		$2,669,185	3.70%

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	Average non-accruing loans for the three month periods ended March 31, 2010 and 2009 were $1,823,445 and $1,000,461, respectively.

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.
Rate/Volume Variance Analysis

	Three months Ended March 31,
	2010 compared to 2009
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$207	$(1,168)	$1,375
Time deposits in other banks	(21,114)	$(133,996)	112,882
Investment Securities(1)
U.S. Treasury	(5,142)	—	(5,142)
U.S. government agency	(51,154)	(37,190)	(13,964)
Mortgage backed securities	7,295	(32,169)	39,464
Municipal securities	(5,426)	(2,505)	(2,921)
Other	7,159	6,748	411
Loans:(1)
Commercial	(47,756)	(75,557)	27,801
Mortgage	434,562	2,221	432,341
Consumer	(7,667)	7,926	(15,593)

Total interest revenue (1)	310,964	(265,690)	576,654

Interest bearing liabilities
Savings	1,067	(980)	2,047
Money market and NOW	51,559	46,918	4,641
Other time deposits	(267,081)	(601,150)	334,069
Borrowed funds	13,233	(23,720)	36,953

Total interest expense	(201,222)	(578,932)	377,710

Net interest income(1)	$512,186	$313,242	$198,944

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

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
     The provision for loan losses was $70,000 for the three months ended March 31, 2010, as compared to $300,000 for the three months ended March 31, 2009, a decrease of $230,000 or 76.67% . After completing the analysis outlined below, during the three month period ended March 31, 2010, we decreased the provision for loan losses primarily because our asset quality remained stable and the economy continued to show evidence of continued improvement. As previously mentioned, while it remains uncertain whether the economy will continue on its path towards recovery, it appears the economy may reach a sustainable recovery during late 2010 or early 2011 and we remain cautiously optimistic that our borrowers will continue to stay current on their loans. The $70,000 provision supported the 2.19% growth in the loan portfolio during the period.
     At quarter end, we had $1.5 million in non-performing real estate loans. At March 31, 2010, we had one additional loan in the amount of $1.6 million past due 31 days and no other loans past due between 30 and 89 days. As outlined below, we are currently working towards resolution with all of these borrowers.
     We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by ASC Topic 310-Receivables, and ASC Topic 450-Contingencies. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s SAB No. 102, Loan Loss Allowance Methodology and Documentation, the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision.
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
     We will not create a separate valuation allowance unless we consider a loan impaired. At March 31, 2010, we had three non-accrual loans totaling $1.5 million. As outlined in previous reports, we do not consider the first non-accrual loan in the amount of approximately $810,291 impaired. During 2009, we received $40,384 in payments on this loan. In the 4th quarter of 2009, we proceeded with obtaining a “lift stay” on the property. We anticipate that we will foreclose on this property in May 2010. The second loan is a land development loan secured by real estate in the amount of $553,039. The borrower on this loan has filed bankruptcy. A recent appraisal of the property securing this loan indicates that the value of the collateral is sufficient to provide repayment. We are currently in process of proceeding with foreclosure on this property. We do not anticipate that we will incur any loss on this loan and do not consider it impaired. The third loan is an unsecured facility in the amount of $137,151. The borrower and one of the guarantors on this loan have filed bankruptcy. We do consider this loan impaired and we have allocated an amount equivalent to the entire loan balance of $137,151 from the allowance for loan losses to this loan.
     In prior periods, we reported that we had a loan in the amount of $223,169 on which we were proceeding with foreclosure. We have foreclosed on this property. The entire balance in other real estate owned consists of this property. We plan to hold this property for future sale and do not anticipate that we will incur any loss on this property.
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
     The allowance for loan losses represented 0.93% of gross loans at March 31, 2010 and December 31, 2009. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

     The following table provides an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Three Months Ended		Year Ended
	March 31,		December 31,
	2010	2009	2009

Balance, beginning of period	$2,481,716	$1,983,751	$1,983,751
Provision for loan losses	70,000	300,000	900,000

Chargeoffs:
Commercial	—	—	—
Mortgage	(11,733)	—	(344,825)
Consumer	(1,223)	—	(57,210)

Total chargeoffs	(12,956)	—	(402,035)
Recoveries:
Consumer	206	—	—

Total recoveries	206	—	—

Net (chargeoffs) recoveries	(12,750)	—	(402,035)

Balance, end of period	$2,538,966	$2,283,751	$2,481,716

Ratio of allowance for loan losses to:
Total gross loans	0.93%	0.92%	0.93%
Non-accrual loans	169.21%	148.32%	156.43%
Ratio of net-chargeoffs during period to average total loans during period	0.005%	0.000%	0.158%

     The following table provides a breakdown of the allowance for loan losses:

	Allocation of Allowance for Loan Losses

	March 31,				December 31,
	2010		2009		2009
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Consumer & others	$10,174	0.54%	$8,273	0.40%	$10,319	0.57%
Boat	109,359	4.72	99,820	5.65	81,417	4.91
Mortgage	2,102,088	67.28	1,734,420	63.56	1,845,126	66.74
Commercial	317,345	27.46	441,238	30.39	544,854	27.78

Total	$2,538,966	100.00%	$2,283,751	100.00%	$2,481,716	100.00%

     Non-interest Revenue
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Non-interest revenue totaled $292,889 for the three months ended March 31, 2010, a decrease of $310,711 or 51.48% from the 2009 amount of $603,600. Non-interest revenue for the three months ended March 31, 2010 and March 31, 2009 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, and other fees and commissions including revenues with respect to Pointer Ridge. During the first three months of 2009, Pointer Ridge produced $405,477 in rental income that is included in other fees and commissions. Approximately $300,000 of that amount derived from a non-recurring lease termination fee. During the same period in 2010, we received $63,970 in rental income from Pointer Ridge. The absence of the lease termination fee in 2010 and the subsequent loss of an additional tenant in the building owned by Pointer Ridge were the major causes of the decline in non-interest revenue. Other fees and commissions (excluding Pointer Ridge) increased $35,503 primarily because in 2010, we received approximately $25,000 in rental income from the tenant who leases the second floor of our branch located at 301 Crain Highway, Waldorf, Maryland. We did not receive any rental income from this facility during the first quarter of 2009. Earnings on bank owned life insurance declined $7,338 as a result of lower interest rates on our investments.
     The following table outlines the changes in non-interest revenue for the three month periods.

	March 31,	March
	2010	31, 2009	$ Change	% Change
Service charges on deposit accounts	$74,820	$72,189	$2,631	3.64%
Earnings on bank owned life insurance	86,123	93,461	(7,338)	(7.85)
Pointer Ridge rent and other revenue	63,970	405,477	(341,507)	(84.22)
Other fees and commissions	67,976	32,473	35,503	109.33

Total non-interest revenue	$292,889	$603,600	$(310,711)	(51.48)%

     Because of the business development efforts of our lenders, managers and the new branches that we have opened, we expect that customer relationships will continue to grow during the remainder of 2010. We anticipate this growth will cause an increase in service charges on deposit accounts. We expect our earnings on bank owned life insurance will remain stable during the remainder of 2010. The tenant in our Crain Highway location has vacated the building. Although we will attempt to lease this space, we may not have rental income from this facility during the remainder of 2010. We anticipate that Pointer Ridge will continue to operate at a loss in 2010 similar to that experienced in the first quarter. In December 2008, one of the primary tenants in the Pointer Ridge building departed. In 2009, Pointer Ridge leased the space to a new tenant that has since departed and there remain vacancies in the building. In 2009, Pointer Ridge also negotiated a settlement from the prior tenant. Therefore, we recorded a onetime gain from this settlement in 2009.
     Non-interest Expense
Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Non-interest expense increased $632,652 for the three months ended March 31, 2010. The following chart outlines the changes in non-interest expenses for the period.

	March 31,	March 31,
	2010	2009	$ Change	% Change
Salaries	$1,165,415	$837,057	$328,358	39.23%
Employee benefits	350,135	302,424	47,711	15.78
Occupancy	333,406	232,181	101,225	43.60
Equipment	106,876	79,878	26,998	33.80
Data processing	94,426	75,337	19,089	25.34
Pointer Ridge other operating	113,770	119,065	(5,295)	(4.45)
FDIC insurance and State of Maryland assessments	115,115	82,771	32,344	39.08
Other operating	415,639	333,417	82,222	24.66

Total non-interest expenses	$2,694,782	$2,062,130	$632,652	30.68%

     Salaries, employee benefits, equipment, data processing expenses, and other operating expenses increased primarily because of increased operating expenses from the branches that we opened in 2009 and the new lending team that we hired in December 2009. Benefits also increased because of the increase in stock option and restricted stock awards granted in the first quarter of 2010. FDIC insurance and State of Maryland assessments increased because of a higher dollar value of deposits and increased rates.
     For the remainder of 2010, we anticipate non-interest expenses will remain relatively stable and will exceed last year’s expenses. In 2010, we will incur increased salary, benefits, occupancy, equipment and data processing expenses related to the new Fairwood and Crofton locations and increased operational expenses associated with these branches. We will also incur increased salary and benefits expenses associated with our new lending team and increased FDIC insurance premiums as our deposits continue to grow.
     Income Taxes
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Income tax expense was $230,069 (34.35% of pre-tax income) for the three months ended March 31, 2010 as compared to $282,115 (31.57% of pre-tax income) for the same period in 2009.

     Net Income Available to Common Stockholders
     Three months ended March 31, 2010 compared to three months ended March 31, 2009
     Net income attributable to Old Line Bancshares was $464,534 for the three months ended March 31, 2010 compared to $512,327 for the three month period ended March 31, 2009. Net income available to common stockholders was $464,534 or $0.12 per basic and diluted common share for the three month period ending March 31, 2010 compared to net income available to common stockholders of $409,755 or $0.11 per basic and diluted common share for the same period in 2009. The decrease in net income attributable to Old Line Bancshares for the 2010 period was primarily the result of a $310,711 decrease in non-interest revenue and a $632,652 increase in non-interest expense compared to the 2009 period, which were not fully offset by a $719,403 increase in net interest income after provision for loan losses and a $52,046 decrease in income taxes compared to the same period in 2009. The increase in net income available to common stockholders for the 2010 period was a result of our repurchase during 2009 from the U.S. Treasury the 7,000 shares of preferred stock that we issued to them as part of the Troubled Asset Relief Program. As a result of this repurchase, we no longer pay dividends on the preferred stock. Earnings per common share increased to $0.12 for the period on a basic and diluted basis because of the items outlined above.
Analysis of Financial Condition
     Investment Securities
     Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock. We have prudently managed our investment portfolio to maintain liquidity and safety and we have never owned stock in Fannie Mae or Freddie Mac or any of the more complex securities available in the market. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we generally intend to hold the investment securities until maturity, we classify a significant portion of the investment securities as available for sale. We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for investment securities classified in the held to maturity category at amortized cost. Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
     The investment securities at March 31, 2010 amounted to $51.6 million, an increase of $17.8 million, or 52.66%, from the December 31, 2009 amount of $33.8 million. Available for sale investment securities increased to $29.6 million at March 31, 2010 from $28.0 million at December 31, 2009. Held to maturity securities at March 31, 2010 increased to $22.0 million from the $5.8 million balance on December 31, 2009. Deposits and customer sweep accounts (short term borrowings) grew at a faster rate than our loans. Therefore, we deployed the excess funds into held to maturity securities. The fair value of available for sale securities included net unrealized gains of $676,600 at March 31, 2010 (reflected as unrealized gains of $409,715 in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $609,165 ($368,880 net of taxes) as of December 31, 2009. In general, the increase in fair value was a result of maturities, decreasing market rates and changes in investment ratings. We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio
     Loans secured by real estate or luxury boats comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $5.8 million or 2.19% to $270.8 million at March 31, 2010 from $265.0 million at December 31, 2009 Commercial business loans increased by $738,000 (1.00%), commercial real estate loans increased by $19.2 million ( 15.48%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $729,000 (3.12%), real estate construction loans (primarily commercial real estate construction) decreased by $14.6 million (47.25%) and consumer loans decreased by $277,000 (1.89%) from their respective balances at December 31, 2009. During the first three months of 2010, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period. In spite of these payoffs, we experienced a 2.19% growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2010 and continue to grow the loan portfolio. However, any deterioration in the economic climate may cause slower loan growth.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	Loan Portfolio
	(Dollars in thousands)

	March 31,		December 31,
	2010		2009

Real Estate
Commercial	$143,242	52.50%	$124,002	46.44%
Construction	16,237	5.95	30,872	11.56
Residential	24,079	8.83	23,350	8.74
Commercial	74,913	27.46	74,175	27.78
Consumer	14,345	5.26	14,622	5.48

	272,816	100.00%	267,021	100.00%

Allowance for loan losses	(2,539)		(2,481)
Deferred loan costs, net	485		469

	$270,762		$265,009

     Asset Quality
     Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.
     As outlined below, we have only one construction loan remaining that has an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.
Loans With Interest Paid From Loan Advances
(Dollars in thousands)

	3/31/10		12/31/09
	# of		# of
	Borrowers	(000’s)	Borrowers	(000’s)
Hotels	—	—	1	$1,741
Single family acquisition & development	1	2,462	2	4,028

	1	$2,462	3	$5,769

     With the exception of the three non-accrual loans and the one loan that is 30-89 days past due, all of our loans are performing in accordance with contractual terms. Management has identified an additional ten potential problem loans totaling $4.9 million that are complying with their repayment terms. Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these credits.
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
     As previously discussed in the provision for loan losses section of this report, at March 31, 2010, we had loans totaling $1.5 million that were 90 days past due and were classified as non-accrual compared to three loans in the amount of $1.6 million at December 31, 2009.
     During the first quarter of 2008, the borrower on the first non-accrual loan that has a balance of $810,291 began remitting payments and advised us that the borrower planned to make all past due interest and principal current prior to June 30, 2009. Through October 2008, the borrower remitted regular payments plus a portion of the arrearage. In November 2008, the borrower requested a revision to this repayment schedule with full repayment of all past due amounts to occur by May 2010. In October 2009, the borrower re-entered bankruptcy under Chapter 11 of the United States Bankruptcy Code. A commercial real estate property secures this loan. We have a hearing scheduled to obtain a “lift stay” on the property. Assuming the court provides the “lift stay” on the property, we plan to proceed with foreclosure on the property. The loan to value at inception of this loan was 80% and a recent appraisal indicates that the current loan principal to value is less than 80%. As of March 31, 2010, the interest not accrued on this loan was $165,113 none of which was included in net income for the three months ended March 31, 2010. We have not designated a specific allowance for this non-accrual loan.
     The second loan in the amount of $553,039 is a land development loan secured by real estate. The borrower on this loan has filed bankruptcy. A recent appraisal of the property securing this loan indicates that the value of the collateral is sufficient to provide repayment and we do not consider this loan impaired. We are in the process of proceeding with foreclosure on this property. The total non-accrued interest on this loan as of March 31, 2010 was $15,971 none of which was included in net income in the three month period ended March 31, 2010.

     The third loan is an unsecured credit facility in the amount of $137,151. The borrower and a guarantor have filed bankruptcy. We consider this loan impaired and have the entire balance of the loan allocated in the allowance for loan losses. We plan to pursue legal action against the second guarantor. The non-accrued interest on this loan at March 31, 2010 was $3,771.
     The table below presents a breakdown of the non-performing loans, other real estate owned and accruing past due loans at March 31, 2010.
Non-Performing Assets and Past Due Loans
(Dollars in thousands)

	March 31, 2010			December 31, 2009
			Interest Not			Interest Not
	#	Balance	Accrued	#	Balance	Accrued
Real Estate
Commercial	2	$1,364	$180	3	$1,586	$191
Construction	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial	1	137	4	—	—	—
Consumer	—	—	—	—	—	—
Other real estate owned	—	223	—		—	—

Total non-performing assets	3	$1,724	$184	3	$1,586	$191

Non-performing assets as a percentage of total assets		0.44%			0.44%
Non-performing loans as a percentage of total gross loans		0.55%			0.59%

Accruing past due loans:
30-89 days past due	1	$1,616		2	581
90 or more days past due	—	—		—	—

Total accruing past due loans	1	$1,616		2	$581

Ratio of accruing past due loans to total loans:
30-89 days past due		0.5923%			0.0022%
90 or more days past due		—			—

Total accruing past due loans		0.5923%			0.0022%

     We classify any property acquired as a result of foreclosure on a mortgage loan as “other real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of March 31, 2010 we owned one property valued at $223,000 as a result of foreclosure and on December 31, 2009 we held no real estate acquired as a result of foreclosure.
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
     As of March 31, 2010 we had one impaired loan as outlined above and one restructured loan. At December 31, 2009, we had no impaired loans and one restructured loan. A continued decline in the economy may adversely affect our asset quality.
     Bank owned life insurance
     In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. Higher rates caused increased earnings during the first three months of 2010 and the cash surrender value of the insurance policies increased by $72,956. There are no post retirement death benefits associated with the BOLI policies.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At March 31, 2010, the deposit portfolio had grown to $302.2 million, a 15.9 million or 5.55% increase over the December 31, 2009 level of $286.3 million. Non-interest bearing deposits increased $10.6 million during the period to $51.5 million from $40.9 million primarily due to the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts. Interest-bearing deposits grew $5.2 million to $250.7 million from $245.5 million. Approximately $3.6 million of the increase in interest bearing deposits was in certificates of deposit, $300,000 was in money market accounts and $1.5 million was in savings accounts. The growth in these categories was the result of expansion of existing customer relationships and new customers.
     In the first quarter of 2006, we began acquiring brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At March 31, 2010, we had $34.0 million in CDARS through the reciprocal deposit program compared to $31.8 million at December 31, 2009. We had received $25.0 million at March 31, 2010 and $25.2 million at December 31, 2009 in deposits through the CDARS network that were not reciprocal deposits.

     Borrowings
     Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $32.0 million as of March 31, 2010. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $104.7 million at March 31, 2010 and $103.7 million at December 31, 2009. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, at March 31, 2010 we have provided collateral to support up to $59.7 million of borrowings. Of this, we had borrowed $15.0 million at March 31, 2010 and December 31, 2009.
     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers. Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest-bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At March 31, 2010, Old Line Bank had $25.7 million outstanding in these short term promissory notes with an average interest rate of 0.50%. At December 31, 2009, Old Line Bank had $11.2 million outstanding with an average interest rate of 0.50% .
     At March 31, 2010 and December 31, 2009, Old Line Bank had three advances in the amount of $5 million each, from the FHLB totaling $15 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
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
     On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million. This loan accrues interest at a rate of 6.28% through September 5, 2016. After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points. At March 31, 2010 and December 31, 2009, Pointer Ridge had borrowed $6.5 million under the Amended Promissory Note. We have guaranteed to the lender payment of up to 62.5% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

     Interest Rate Sensitivity Analysis and Interest Rate Risk Management
     A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities. The Asset and Liability Committee of the Board of Directors oversees this review.
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
     As part of the interest rate risk sensitivity analysis, the Asset and Liability Committee examines the extent to which Old Line Bank’s assets and liabilities are interest rate sensitive and monitors the interest rate sensitivity gap. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. The interest rate sensitivity gap is the difference between interest earning assets and interest bearing liabilities scheduled to mature or re-price within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If re-pricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.
     Old Line Bank currently has a negative gap over the short term, which suggests that the net yield on interest earning assets may decrease during periods of rising interest rates. However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest-rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $32.0 million. Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.
     Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On March 31, 2010, we had $5.7 million in cash and due from banks, $165,814 in federal funds sold and overnight investments and $13.9 million in time deposits in other banks. As of December 31, 2009, we had $7.4 million in cash and due from banks $4.0 million in interest bearing accounts, $81,138 in federal funds sold and other overnight investments and $15.0 million in time deposits in other banks.
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
     Capital
     Our stockholders’ equity amounted to $37.0 million at March 31, 2010 and $36.6 million at December 31, 2009. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the three month period primarily because of net income attributable to Old Line Bancshares, Inc. of $464,534, the $40,270 adjustment for stock based compensation awards and the $40,835 after tax unrealized gain on available for sale securities. These items were partially offset by the $116,399 common stock cash dividend.
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
     Outstanding loan commitments and lines and letters of credit at March 31, 2010 and December 31, 2009, are as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$22,605	$21,153
Real estate-undisbursed development and construction	15,901	14,573
Consumer	8,305	9,015

	$46,811	$44,741

Standby letters of credit	$3,877	$3,883

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares generally requires collateral to support financial instruments with credit risk on the same basis as it does for on balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. During this period of economic turmoil, we have reevaluated many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we have not had to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.
     Commitments for real estate development and construction, which totaled $15.9 million, or 33.97% of the $46.8 million of outstanding commitments at March 31, 2010, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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

Reconciliation of Non-GAAP Measures
Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended March 31, 2010

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$3,141,656	3.82%	3.58%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	12,049	0.01	0.01
Loans	27,666	0.04	0.04

Total tax equivalent adjustment	39,715	0.05	0.05

Tax equivalent interest yield	$3,181,371	3.87%	3.63%

Three months ended March 31, 2009

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$2,652,253	3.67%	3.25%
Tax equivalent adjustment
Federal funds sold	1	0.00	0.00
Investment securities	16,931	0.03	0.03
Loans	—	—	—

Total tax equivalent adjustment	16,932	0.03	0.03

Tax equivalent interest yield	$2,669,185	3.70%	3.28%

Impact of Inflation and Changing Prices
     Management has prepared the financial statements and related data presented herein in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.
     Unlike industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, and may frequently reflect government policy initiatives or economic factors not measured by a price index. As discussed above, we strive to manage our interest sensitive assets and liabilities in order to offset the effects of rate changes and inflation.
Application of Critical Accounting Policies
     We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. We base these estimates, assumptions, and judgments on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. We base the fair values and the information used to record valuation adjustments for certain assets and liabilities on quoted market prices or from information other third party sources provide, when available.
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
     The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including branch and market expansion, statements regarding anticipated changes in revenue, expenses and income, hiring and acquisition intentions, maintenance of our net interest margin, our expectation that Pointer Ridge will operate at a loss for 2010, future sources of earnings/income, our belief that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, continued growth in customer relationships, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, losses on and our intentions with respect to our investment securities, anticipated foreclosures, losses on non-accrual loans or foreclosed property, pursuing the guarantor on a non-accrual loan, resolution of non-performing and past-due loans, interest rate sensitivity, the expected income from new branches and the loan production team hired in 2009 offsetting related expenses, earnings on BOLI, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking. Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions or a slower than anticipated recovery; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2009.
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
     As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2010. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.
PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
     None

Item 1A.	Risk Factors
     There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009..

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None

Item 3.	Defaults Upon Senior Securities
     None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None

Item 6.	Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.
Date: May 7, 2010	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)