Form 10-Q
period 2010-06-30
OLD LINE BANCSHARES INC
filed 2010-08-02
CIK 1253317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Yes ☐ No ☑
As of July 20, 2010, the registrant had 3,880,005 shares of common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$6,164,751	$7,402,137
Interest bearing accounts	19,329,598	3,953,312
Federal funds sold	3,177,084	81,138

Total cash and cash equivalents	28,671,433	11,436,587
Time deposits in other banks	10,379,857	15,031,102
Investment securities available for sale	27,001,553	28,012,948
Investment securities held to maturity	24,572,928	5,806,507
Loans, less allowance for loan losses	285,819,888	265,008,669
Restricted equity securities at cost	2,747,650	2,957,650
Premises and equipment	17,187,953	17,326,099
Accrued interest receivable	1,162,564	1,055,249
Prepaid income taxes	28,458	—
Deferred income taxes	66,505	178,574
Bank owned life insurance	8,566,098	8,422,879
Other real estate owned	223,169	—
Other assets	1,781,510	1,982,262

Total assets	$408,209,566	$357,218,526

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$53,408,446	$40,883,419
Interest bearing	265,370,631	245,464,373

Total deposits	318,779,077	286,347,792
Short term borrowings	33,790,253	16,149,939
Long term borrowings	16,413,098	16,454,067
Accrued interest payable	461,053	517,889
Income tax payable	—	175,543
Other liabilities	1,127,487	941,165

Total liabilities	370,570,968	320,586,395

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 3,880,005 in 2010 and 3,862,364 in 2009	38,800	38,624
Additional paid-in capital	29,101,030	29,034,954
Retained earnings	7,260,278	6,498,446
Accumulated other comprehensive income	597,282	368,880

Total Old Line Bancshares, Inc. stockholders’ equity	36,997,390	35,940,904
Non-controlling interest	641,208	691,227

Total stockholders’ equity	37,638,598	36,632,131

Total liabilities and stockholders’ equity	$408,209,566	$357,218,526

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest revenue
Loans, including fees	$4,045,643	$3,788,846	$7,998,999	$7,390,729
U.S. Treasury securities	—	2,374	—	7,230
U.S. government agency securities	36,142	84,269	90,697	187,190
Mortgage backed securities	398,261	256,443	673,477	524,364
Municipal securities	20,727	21,000	40,360	43,999
Federal funds sold	1,543	305	2,186	740
Other	71,487	74,097	158,213	175,030

Total interest revenue	4,573,803	4,227,334	8,963,932	8,329,282

Interest expense
Deposits	999,436	1,156,871	1,974,365	2,346,255
Borrowed funds	281,189	259,463	554,733	519,774

Total interest expense	1,280,625	1,416,334	2,529,098	2,866,029

Net interest income	3,293,178	2,811,000	6,434,834	5,463,253
Provision for loan losses	170,000	250,000	240,000	550,000

Net interest income after provision for loan losses	3,123,178	2,561,000	6,194,834	4,913,253

Non-interest revenue
Service charges on deposit accounts	78,411	72,665	153,231	144,854
Gains on sales of investment securities	—	157,917	—	157,917
Earnings on bank owned life insurance	83,985	94,154	170,108	187,615
Other fees and commissions	108,657	210,264	240,603	648,214

Total non-interest revenue	271,053	535,000	563,942	1,138,600

Non-interest expense
Salaries	1,130,944	938,930	2,296,359	1,775,987
Employee benefits	317,803	215,422	667,938	517,846
Occupancy	319,051	234,125	652,457	466,306
Equipment	99,152	82,516	206,028	162,394
Data processing	105,074	81,654	199,500	156,991
FDIC insurance and State of Maryland assessments	115,553	259,531	230,668	342,302
Other operating	522,337	460,070	1,051,746	912,552

Total non-interest expense	2,609,914	2,272,248	5,304,696	4,334,378

Income before income taxes	784,317	823,752	1,454,080	1,717,475
Income taxes	270,063	272,787	500,132	554,902

Net Income	514,254	550,965	953,948	1,162,573
Less: Net Income (loss) attributable to the noncontrolling interest	(15,843)	907	(40,683)	100,188

Net Income attributable to Old Line Bancshares, Inc.	530,097	550,058	994,631	1,062,385
Preferred stock dividends and discount accretion	—	102,572	—	205,144

Net income available to common stockholders	$530,097	$447,486	$994,631	$857,241

Basic earnings per common share	$0.14	$0.12	$0.26	$0.22
Diluted earnings per common share	$0.14	$0.12	$0.26	$0.22
Dividend per common share	$0.03	$0.03	$0.06	$0.06
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended June 30, 2010
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in		comprehensive	Comprehensive	Non-controlling
	Shares	Par value	capital	Retained earnings	income	income	Interest
Balance, December 31, 2009	3,862,364	$38,624	$29,034,954	$6,498,446	$368,880	$—	$691,227
Net income attributable to Old Line Bancshares, Inc.	—	—	—	994,631	—	994,631	—
Distributions to minority member(s)	—	—	—	—	—	—	(9,336)
Unrealized gain on securities available for sale, net of income tax benefit of $148,779	—	—	—	—	228,402	228,402	—

Comprehensive income	—	—	—	—	—	$1,223,033

Net income attributable to noncontrolling interest	—	—	—	—	—		(40,683)
Stock based compensation awards	17,641	176	66,076	—	—		—
Common stock cash dividend $0.06 per share	—	—	—	(232,799)	—		—

Balance, June 30, 2010	3,880,005	$38,800	$29,101,030	$7,260,278	$597,282		$641,208

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2010	2009
Cash flows from operating activities
Interest received	$8,941,021	$8,278,210
Fees and commissions received	420,723	816,712
Interest paid	(2,585,934)	(2,852,210)
Cash paid to suppliers and employees	(4,447,524)	(6,305,052)
Income taxes paid	(740,843)	(473,574)

	1,587,443	(535,914)

Cash flows from investing activities
Net change in time deposits in other banks	4,651,245	(7,683,404)
Purchase of investment securities
Held to maturity	(20,316,548)	—
Available for sale	(3,140,625)	(9,624,892)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	1,513,869	1,360,050
Available for sale at maturity or call	4,454,506	4,207,792
Available for sale securities sold	—	4,243,654
Loans made, net of principal collected	(21,247,839)	(23,082,772)
Redemption (Purchase) of equity securities	210,000	(831,100)
Purchase of premises, equipment and software	(265,700)	(2,466,938)

	(34,141,092)	(33,877,610)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	5,177,927	24,963,989
Other deposits	27,253,358	10,704,530
Increase in short-term borrowings	17,640,314	(2,497,662)
Decrease in long-term borrowings	(40,969)	(38,488)
Cash dividends paid-preferred stock	—	(155,556)
Cash dividends paid-common stock	(232,799)	(231,742)
Distributions to minority members	(9,336)	—

	49,788,495	32,745,071

Net increase (decrease) in cash and cash equivalents	17,234,846	(1,668,453)

Cash and cash equivalents at beginning of year	11,436,587	10,963,695

Cash and cash equivalents at end of year	$28,671,433	$9,295,242

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2010	2009
Reconciliation of net income to net cash provided by operating activities
Net income	$953,948	$1,162,573

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	403,846	334,698
Provision for loan losses	240,000	550,000
Change in deferred loan fees net of costs	(26,549)	(58,598)
Gain on sale of securities	—	(158,837)
Amortization of premiums and discounts	110,953	45,550
Deferred income taxes	(36,710)	(31,568)
Stock based compensation awards	66,252	90,584
Increase (decrease) in
Accrued interest payable	(56,836)	13,819
Income tax payable	(175,543)	77,247
Other liabilities	186,322	(3,012,266)
Decrease (increase) in
Accrued interest receivable	(107,315)	(38,024)
Bank owned life insurance	(143,219)	(163,051)
Prepaid income taxes	(28,458)	35,649
Other assets	200,752	616,310

	$1,587,443	$(535,914)

Supplemental Disclosure:
Loans transferred to other real estate owned	$223,169	$—

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

We report the non-controlling interest in Pointer Ridge separately in the consolidated balance sheet. We reported the income of Pointer Ridge attributable to Old Line Bancshares from the date of our acquisition of majority interest on the consolidated statement of income.

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

Subsequent Events-We evaluated subsequent events after June 30, 2010 through July 28, 2010, the date this report was available to be issued. No significant subsequent events were identified which would affect the presentation of the financial statements.

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

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2010
Available for sale
U.S. government agency	$5,365,191	$120,953	$(9,532)	$5,476,612
Municipal securities	2,000,965	33,618	(235)	2,034,348
Mortgage-backed	18,649,052	841,541	—	19,490,593

	$26,015,208	$996,112	$(9,767)	$27,001,553

Held to maturity
Municipal securities	$682,817	$7,592	$(15,632)	$674,777
Mortgage-backed	23,890,111	614,870	—	24,504,981

	$24,572,928	$622,462	$(15,632)	$25,179,758

December 31, 2009
Available for sale
U.S. government agency	$7,133,657	$171,946	$(14,928)	$7,290,675
Municipal securities	2,253,107	36,759	(14,294)	2,275,572
Mortgage-backed	18,017,019	429,682	—	18,446,701

	$27,403,783	$638,387	$(29,222)	$28,012,948

Held to maturity
Municipal securities	$300,779	$2,714	$—	$303,493
Mortgage-backed	5,505,728	267,544	—	5,773,272

	$5,806,507	$270,258	$—	$6,076,765

2. INVESTMENT SECURITIES (Continued)
As of June 30, 2010, securities with unrealized losses segregated by length of impairment were as follows:

	Fair	Unrealized
June 30, 2010	value	losses
Unrealized losses less than 12 months
U.S. government agency	$1,826,836	$9,532
Municipal securities	466,399	15,632
Mortgage-backed	—	—

Total unrealized losses less than 12 months	2,293,235	25,164

Unrealized losses greater than 12 months
Municipal securities	200,318	235
Mortgage-backed	—	—

Total unrealized losses greater than 12 months	200,318	235

Total unrealized losses
U.S. government agency	1,826,836	9,532
Municipal securities	666,717	15,867
Mortgage-backed	—	—

Total unrealized losses	$2,493,553	$25,399

We consider all unrealized losses on securities as of June 30, 2010 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of June 30, 2010, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

In the three month period ended June 30, 2010, we did not record any gains or losses from the sale of available for sale securities. In the three month period ended June 30, 2009, we recorded gross realized gains of $157,917 from the sale of available-for-sale securities.

2.	INVESTMENT SECURITIES (Continued)
Contractual maturities and pledged securities at June 30, 2010 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage backed securities based on maturity date. However, we receive payments on a monthly basis.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
June 30, 2010	cost	value	cost	value
Maturing
Within one year	$395,000	$395,036	$—	$—
Over one to five years	4,588,674	4,747,404	—	—
Over five to ten years	10,822,269	11,168,645	4,994,073	5,148,237
Over ten years	10,209,265	10,690,468	19,578,855	20,031,521

	$26,015,208	$27,001,553	$24,572,928	$25,179,758

Pledged securities	$—	$—	$—	$—

3. POINTER RIDGE OFFICE INVESTMENT, LLC
In 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge. As a result of this purchase, we own 62.5% of Pointer Ridge and consolidated their results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

	June 30,	December 31,
Balance Sheets	2010	2009
Current assets	$811,954	$891,233
Non-current assets	7,334,703	7,432,268
Liabilities	6,436,770	6,480,230
Equity	1,709,887	1,843,271

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of Income	2010	2009	2010	2009
Revenue	$199,657	$245,806	$397,196	$780,961
Expenses	241,904	243,388	505,684	513,793

Net income (loss)	$(42,247)	$2,418	$(108,488)	$267,168

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
5. EARNINGS PER COMMON SHARE
Effective January 1, 2009, we adopted the new authoritative accounting guidance under FASB ASC Topic 260, Earnings Per Share, which provides that non-vested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per common share pursuant to the two class method. We have determined that our outstanding stock option awards are not participating securities and do not include them in the computation of basic earnings per common share. We have determined that our restricted stock awards are participating securities and include them in the computation of basic earnings per common share. We calculate basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding giving retroactive effect to stock dividends.

We calculate diluted earnings per common share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average number of shares	3,880,005	3,862,364	3,876,789	3,862,364
Dilutive average number of shares	20,595	6,713	17,300	6,358
6. STOCK-BASED COMPENSATION
We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. We recognize compensation expense related to stock-based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award. For the six months ended June 30, 2010 and 2009, we recorded stock-based compensation expense of $66,252 and $90,584, respectively. For the three months ended June 30, 2010 and 2009, we recorded stock-based compensation expense of $25,982 and $19,975, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the three months and six months ended June 30, 2010 or the three months ended June 30, 2009. We recognized an $8,298 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options for the six months ended June 30, 2009.

6.	STOCK-BASED COMPENSATION (Continued)
We have two stock option plans under which we may issue stock options and restricted stock, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the equity incentive plans. As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of option, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years. We recognize the compensation expense associated with these grants over their respective vesting periods. At June 30, 2010, there was $140,335 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 3 years. As of June 30, 2010, there were 31,308 shares remaining available for future issuance under the equity incentive plans. Directors and officers did not exercise any options during the three month or six month periods ended June 30, 2010 or 2009. At the 2010 Annual Meeting of Stockholders, the stockholders approved the 2010 Equity Incentive Plan, which makes an additional 250,000 common shares available for issuance of various stock awards

A summary of the stock option activity during the six month period follows:

	June 30,
	2010		2009
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price
Outstanding, beginning of period	299,270	$8.50	236,620	$9.09
Options granted	22,581	7.13	62,650	6.30
Options forfeited	—	—	—	—

Outstanding, end of period	321,851	$8.41	299,270	$8.50

Information related to options as of June 30, 2010 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
Exercise	of shares at	remaining	exercise	of shares at	exercise
price	June 30, 2010	term	price	June 30, 2010	price
$3.33- $4.17	11,700	0.50	$3.44	11,700	$3.44
$4.18- $5.00	18,000	2.06	4.69	18,000	4.69
$5.01- $7.64	85,231	8.84	6.52	53,294	6.42
$7.65- $8.65	37,300	7.59	7.75	37,300	7.75
$8.66- $10.00	46,620	4.14	9.74	46,620	9.74
$10.01- $11.31	123,000	5.81	10.43	119,000	10.42

	321,851	6.18	$8.41	285,914	$8.57

Intrinsic value of outstanding options where the market value exceeds the exercise price	$182,735
Intrinsic value of exercisable options where the market value exceeds the exercise price	$156,585

6. STOCK-BASED COMPENSATION (Continued)
During the six months ended June 30, 2010, we granted 17,641 restricted common stock awards. Of these, 8,280 will vest on December 31, 2010, 4,681 will vest on December 31, 2011 and 4,680 will vest on December 31, 2012. We did not grant any restricted common stock awards during the six months ended June 30, 2009. A summary of the restricted stock awards during the six month period follows:

	June 30,
	2010
		Weighted
		average
	Number	grant date
	of shares	fair value
Outstanding, beginning of period	—	$—
Restricted stock granted	17,641	7.13
Restricted stock forfeited	—	—

Outstanding, end of period	17,641	$7.13

Vested, end of period	—	—

Intrinsic value of outstanding restricted stock awards		$132,484
Intrinsic value of vested restricted stock awards		$—
7. RETIREMENT PLAN
Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, for the six months ended June 30, 2010 and 2009 were $78,950 and $63,621, respectively. Old Line Bank’s contribution to the plan for the three months ended June 30, 2010 and 2009 were $41,280 and $32,245, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the six month periods ended June 30, 2010 and 2009 were $102,676 and $61,169, respectively. The SERP expense for the three month periods ended June 30, 2010 and 2009 were $58,728 and $29,811, respectively. The SERPs are non-qualified defined benefit pension plans that we have not funded.
8. FAIR VALUE MEASUREMENTS
On January 1, 2008, we adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are

8. FAIR VALUE MEASUREMENTS (Continued)
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

We value investment securities classified as available for sale at fair value on a recurring basis. We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2. At June 30, 2010, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value	Level 1	Level 2	Level 3
	June 30, 2010	Inputs	Inputs	Inputs
Investment securities available for sale	$27,002	$3,650	$23,352	$—

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

8. FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Time deposits	$10,379,857	$10,394,570	$15,031,102	$15,491,899
Investment securities	51,574,481	52,181,311	33,819,455	34,089,713
Loans	285,819,888	288,825,168	265,008,669	269,907,318

Financial liabilities
Interest bearing deposits	265,370,631	266,902,785	$245,464,373	$247,456,675
Short term borrowings	33,790,253	33,850,717	16,149,939	16,297,360
Long term borrowings	16,413,098	17,079,907	16,454,067	17,261,757

We measure certain financial assets and financial liabilities at fair value on a non-recurring basis. These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2010 or year ended December 31, 2009.

We also measure certain non-financial assets such as other real estate owned and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria. At June 30, 2010, other real estate owned measured at fair value using Level 2 valuation inputs was $223,169 and we did not have any repossessed property.
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
Summary of Recent Performance and Other Activities
          In a continually challenging economic environment, we are pleased to report continued profitability for the second quarter of 2010. Net income available to common stockholders was $530,097 or $0.14 per basic and diluted common share for the three month period ending June 30, 2010. This was $82,611 or 18.46% higher than net income available to common stockholders of $447,486 or $0.12 per basic and diluted common share for the same period in 2009. Net income available to common stockholders was $994,631 or $0.26 per basic and diluted common share for the six month period ending June 30, 2010. This was $137,390 or 16.03% higher than net income available to common stockholders of $857,241 or $0.22 per basic and diluted common share for the same period in 2009.
          During the first six months of 2010, the following events occurred.
•	We placed two additional loans on non-accrual status which increased total non-accrual loans to $4.7 million (1.14% of total assets) from $1.6 million (0.44%) at December 31, 2009. We do not have any other loans past due between 30 and 89 days at quarter end.

•	We decreased the provision for loan losses by $310,000 from $550,000 to $240,000.

•	The loan portfolio grew $20.8 million or 7.85%.

•	Total deposits grew $32.5 million or 11.35%.

•	We maintained liquidity and by all regulatory measures remained “well capitalized”.

•	We recognized a loss on our investment in Pointer Ridge of approximately $68,000.

•	Andre’ J. Gingles was appointed to our Board of Directors.

•	Our Greenbelt lending team that we hired in December 2009 was a significant contributor to our loan and deposit growth during the three and six month periods.

          The following summarizes the highlights of our financial performance for the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)
	2010	2009	$ Change	% Change
Net income available to common stockholders	$530	$448	$82	18.30%
Interest revenue	4,574	4,227	347	8.21
Interest expense	1,281	1,416	(135)	(9.53)
Net interest income after provision for loan losses	3,123	2,561	562	21.94
Non-interest revenue	271	535	(264)	(49.35)
Non-interest expense	2,610	2,272	338	14.88
Average total loans	279,843	253,411	26,432	10.43
Average interest earning assets	356,899	306,264	50,635	16.53
Average total interest bearing deposits	256,971	215,226	41,745	19.40
Average non-interest bearing deposits	52,343	39,169	13,174	33.63
Net interest margin (1)	3.75%	3.71%
Return on average equity	5.88%	5.27%
Basic earnings per common share	$0.14	$0.12	$0.02	16.67
Diluted earnings per common share	0.14	0.12	0.02	16.67

(1)	See “Reconciliation of Non-GAAP Measures”

          The following summarizes the highlights of our financial performance for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Six months ended June 30,
	(Dollars in thousands)
	2010	2009	$ Change	% Change
Net income available to common stockholders	$995	$857	$138	16.10%
Interest revenue	8,964	8,329	635	7.62
Interest expense	2,529	2,866	(337)	(11.76)
Net interest income after provision for loan losses	6,195	4,913	1,282	26.09
Non-interest revenue	564	1,139	(575)	(50.48)
Non-interest expense	5,305	4,334	971	22.40
Average total loans	274,267	246,784	27,483	11.14
Average interest earning assets	345,319	299,232	46,087	15.40
Average total interest bearing deposits	249,966	207,971	41,995	20.19
Average non-interest bearing deposits	49,571	37,786	11,785	31.19
Net interest margin (1)	3.80%	3.71%
Return on average equity	5.58%	5.15%
Basic earnings per common share	$0.26	$0.22	$0.04	18.18
Diluted earnings per common share	0.26	0.22	0.04	18.18

(1)	See “Reconciliation of Non-GAAP Measures”

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
          In order to support our growth, provide improved management information capabilities and enhance the products and services we deliver to our customers, during the 1st quarter of 2009, we began enhancing our core data processing systems. We completed this process in April 2009. As a result, we anticipate that data processing costs will be moderately higher in 2010 than in 2009. We will continue to evaluate cost effective ways that technology can enhance our management capabilities, products and services.
          We may take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire.
          Repayment of Troubled Asset Relief Program (TARP) Investment
          On July 15, 2009, we repurchased from the U.S. Treasury the 7,000 shares of preferred stock that we issued to them in December 2008 under the U.S. Treasury’s Capital Purchase Program through the Troubled Asset Relief Program. We paid the U.S. Treasury $7,058,333 to repurchase the preferred stock which reflects the liquidation value of the preferred stock and $58,333 of accrued but unpaid dividends. In August 2009, we also repurchased at a fair market value of $225,000 the warrant to purchase 141,892 shares of our common stock.

          Although the current economic climate continued to present significant challenges for our industry, we worked diligently towards our goal of becoming the premier community bank east of Washington D.C. While it remains uncertain whether the economy will continue on its path towards recovery, it appears the economy may reach sustainable recovery during late 2010 or early 2011. We remain cautiously optimistic that we have identified any problem assets and the remaining borrowers will continue to stay current on their loans. Now that we have substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy.
          Because of the new branches and the loan production team hired in 2009, we anticipate salaries and benefits expenses and other operating expenses will continue to increase during 2010. We anticipate that, over time, income generated from the branches and our new loan officers will offset any increase in expenses. We also expect that for the remainder of 2010 Pointer Ridge will operate at a loss. We believe with our 10 branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, our team can continue to focus our efforts on improving earnings per share and enhancing stockholder value.
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
Three months ended June 30, 2010 compared to three months ended June 30, 2009
          Net interest income after provision for loan losses for the three months ended June 30, 2010 increased $562,178 or 21.95% to $3.1 million from $2.6 million for the same period in 2009.
          Interest revenue increased from $4.2 million for the three months ended June 30, 2009 to $4.6 million for the same period in 2010. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities. A decline in interest rates on these interest earning assets partially offset this growth. The interest rate on interest bearing liabilities also declined at a faster rate than the rate on interest earning assets. This resulted in an improvement in the net interest margin which also increased net interest income.
          Changes in the federal funds rate and the prime rate impact the interest rates on interest earning assets, net interest income and net interest margin. The prime interest rate, which is the rate banks offer to borrowers with strong credit, began 2008 at 7.25% and decreased 400 basis points during the year. The federal funds rate also declined 400 basis points during 2008. During the first quarter and six months of 2009 and 2010, the prime interest rate was 3.25% and the intended federal funds rate remained relatively constant at zero to 0.25%. These declines have caused the short and long term interest yield to decline dramatically during the past two years from prior periods. As a result, when investments and loans matured during 2009 and 2010, they were reinvested in lower yielding securities and loans.
          We offset the effect on net income caused by these declines primarily by growing total average interest earning assets $50.6 million or 16.52% to $356.9 million for the three months ended June 30, 2010 from $306.3 million for the three months ended June 30, 2009. The growth in average interest earning assets derived from a $26.4 million increase in average total loans, a $6.7 million increase in average interest bearing deposits and a $16.6 million increase in average investment securities. The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities. The growth in average interest bearing liabilities derived primarily from the $41.8 million increase in average interest bearing deposits which increased to $257.0 million for the three months ended June 30, 2010 from $215.2 million for the three months ended June 30, 2009. A $7.6 million increase in average borrowed funds also contributed to the growth in interest bearing liabilities.

          Our net interest margin was 3.75% for the three months ended June 30, 2010 as compared to 3.71% for the three months ended June 30, 2009. The yield on average interest earning assets declined during the period 38 basis points from 5.57% for the quarter ended June 30, 2009 to 5.19% for the quarter ended June 30, 2010. This decrease was primarily because we received a lower rate on federal funds, a lower rate on interest bearing deposits and the average rate on the loan portfolio declined 17 basis points. As outlined above, we partially offset these rate reductions through growth in the loan portfolio. The decline in interest rates also lowered our cost of interest bearing deposits in the three month period to 1.56% from 2.16% and our cost of borrowed funds to 2.41% from 2.65% in 2009.

          The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended June 30, 2010 and 2009, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2010			2009
	Average			Average
Three Months Ended June 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$1,918,232	$1,543	0.32%	$744,817	$305	0.16%
Interest bearing deposits	23,062,192	54,777	0.95	16,352,452	60,123	1.47
Investment securities(1)(2)
U.S. Treasury	—	—	—	258,234	2,511	3.90
U.S. government agency	6,574,597	38,225	2.33	8,429,476	89,126	4.24
Mortgage backed securities	42,901,651	398,261	3.72	24,142,055	256,443	4.26
Municipal securities	2,456,788	30,512	4.98	2,526,641	31,382	4.98
Other	2,724,246	16,869	2.48	2,760,447	13,974	2.03

Total investment securities	54,657,282	483,867	3.55	38,116,853	393,436	4.14

Loans: (1) (3)
Commercial	76,703,160	1,049,082	5.49	61,412,247	980,585	6.40
Mortgage	188,752,588	2,826,331	6.01	176,590,989	2,588,507	5.88
Consumer	14,387,378	198,188	5.53	15,407,332	227,478	5.92

Total loans	279,843,126	4,073,601	5.84	253,410,568	3,796,570	6.01
Allowance for loan losses	2,581,336	—		2,360,513	—

Total loans, net of allowance	277,261,790	4,073,601	5.89	251,050,055	3,796,570	6.07

Total interest earning assets(1)	356,899,496	4,613,788	5.19	306,264,177	4,250,434	5.57

Non-interest bearing cash	7,758,921			7,880,288
Premises and equipment	17,231,394			13,703,787
Other assets	12,408,417			9,962,122

Total assets	$394,298,228			$337,810,374

Liabilities and Stockholders’ Equity:

Interest bearing deposits
Savings	$7,985,806	7,154	0.36	$7,232,711	6,697	0.37
Money market and NOW	49,497,248	106,738	0.86	33,607,802	37,925	0.45
Other time deposits	199,487,652	885,544	1.78	174,385,351	1,112,249	2.56

Total interest bearing deposits	256,970,706	999,436	1.56	215,225,864	1,156,871	2.16
Borrowed funds	46,772,435	281,189	2.41	39,214,888	259,463	2.65

Total interest bearing liabilities	303,743,141	1,280,625	1.69	254,440,752	1,416,334	2.23

Non-interest bearing deposits	52,343,095			39,168,711

	356,086,236			293,609,463
Other liabilities	1,405,463			1,651,365
Non-controlling interest	651,675			703,633
Stockholders’ equity	36,154,854			41,845,913

Total liabilities and stockholders’ equity	$394,298,228			$337,810,374

Net interest spread(1)			3.50			3.34

Net interest income and Net interest margin(1)		$3,333,163	3.75%		$2,834,100	3.71%

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	Average non-accruing loans for the three month periods ended June 30, 2010 and 2009 were $1,823,445 and $1,000,461, respectively.

Six months ended June 30, 2010 compared to six months ended June 30, 2009
     Net interest income after provision for loan losses for the six months ended June 30, 2010 increased $1.3 million or 26.53% to $6.2 million from $4.9 million for the same period in 2009. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities. A decline in interest rates on these interest earning assets partially offset this growth. The interest rate on interest bearing deposits also declined at a faster rate than the rate on interest earning assets. This resulted in an improvement in the net interest margin which also increased net interest income.
     We offset the effect on net income caused by the previously discussed declines in the prime interest rate and federal funds rate during the past two years primarily by growing total average interest earning assets $46.1 million or 15.41% to $345.3 million for the six months ending June 30, 2010 from $299.2 million for the six months ending June 30, 2009. The growth in average interest earning assets derived from a $27.5 million increase in average total loans, a $9.9 million increase in average interest bearing deposits and a $7.7 million increase in average investments. The growth in net interest income that derived from the increase in total average interest earning assets was offset by growth in average interest liabilities which grew $47.8 million. This growth in average interest bearing liabilities resulted from a $42.0 million increase in average interest bearing deposits and a $5.7 million increase in average borrowed funds.
     Our net interest margin was 3.80% for the six months ended June 30, 2010 as compared to 3.71% for the six months ended June 30, 2009. The yield on average interest earning assets declined 36 basis points during the period from 5.64% for the six months ending June 30, 2009 to 5.28% for the six months ending June 30, 2010. This decrease was primarily because we received a lower rate on federal funds, a lower rate on interest bearing deposits and the average rate on the loan portfolio declined 13 basis points. As outlined above, we partially offset these rate reductions through growth in the loan portfolio. The decline in interest rates also lowered our cost of interest bearing deposits to 1.59% from 2.28% and our cost of borrowed funds to 2.44% from 2.62% in 2009.
     With our new branches, our expanded commercial lending team and increased recognition in Prince Georges’ and Anne Arundel Counties, and with continued growth in deposits, we anticipate that we will continue to grow interest earning assets during 2010. If the Federal Reserve continues to maintain the federal funds rate at current levels and the economy continues to improve, we believe that we can continue to grow total loans and deposits for the remainder of 2010. We also believe that we will continue to maintain the net interest margin. As a result of this growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during 2010, although there can be no guarantee that this will be the case.

The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the six months ended June 30, 2010 and 2009, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2010			2009
	Average			Average
Six Months Ended June 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$1,833,761	$2,186	0.24%	$581,118	$740	0.26%
Interest bearing deposits	25,132,416	121,331	0.97	15,223,347	143,112	1.90
Investment securities(1)(2)
U.S. Treasury	—	—	—	378,427	7,647	4.07
U.S. government agency	6,829,438	95,925	2.83	9,464,172	197,980	4.22
Mortgage backed securities	34,609,141	673,477	3.92	24,032,348	524,364	4.40
Municipal securities	2,405,977	58,795	4.93	2,625,545	65,092	5.00
Other	2,778,649	37,296	2.71	2,352,172	31,918	2.74

Total investment securities	46,623,205	865,493	3.74	38,852,664	827,001	4.29

Loans: (1) (3)
Commercial	74,859,465	2,063,975	5.56	66,686,783	2,043,234	6.18
Mortgage	184,842,489	5,592,113	6.10	164,613,776	4,919,728	6.03
Consumer	14,565,119	398,535	5.52	15,483,837	435,491	5.67

Total loans	274,267,073	8,054,623	5.92	246,784,396	7,398,453	6.05
Allowance for loan losses	2,537,102	—		2,209,969	—

Total loans, net of allowance	271,729,971	8,054,623	5.98	244,574,427	7,398,453	6.10

Total interest earning assets(1)	345,319,353	9,043,633	5.28	299,231,556	8,369,306	5.64

Non-interest bearing cash	8,734,201			7,077,657
Premises and equipment	17,260,588			13,364,204
Other assets	12,177,262			10,054,182

Total assets	$383,491,404			$329,727,599

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$7,778,853	13,839	0.36	$6,594,039	12,314	0.38
Money market and NOW	46,274,327	190,004	0.83	32,524,896	69,633	0.43
Other time deposits	195,913,240	1,770,522	1.82	168,852,228	2,264,308	2.70

Total interest bearing deposits	249,966,420	1,974,365	1.59	207,971,163	2,346,255	2.28
Borrowed funds	45,837,128	554,733	2.44	40,065,587	519,774	2.62

Total interest bearing liabilities	295,803,548	2,529,098	1.72	248,036,750	2,866,029	2.33

Non-interest bearing deposits	49,570,865			37,785,736

	345,374,413			285,822,486
Other liabilities	1,506,457			1,609,024
Non-controlling interest	662,462			686,453
Stockholders’ equity	35,948,072			41,609,636

Total liabilities and stockholders’ equity	$383,491,404			$329,727,599

Net interest spread(1)			3.56			3.31

Net interest income and Net interest margin(1)		$6,514,535	3.80%		$5,503,277	3.71%

1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	Average non-accruing loans for the six month periods ended June 30, 2010 and 2009 were $1,823,445 and $1,000,461, respectively.

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.
Rate/Volume Variance Analysis

	Three months Ended June 30,
	2010 compared to 2009
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$1,238	$880	$358
Time deposits in other banks	(5,346)	(42,425)	37,079
Investment Securities(1)
U.S. Treasury	(2,511)	—	(2,511)
U.S. government agency	(50,901)	(45,371)	(5,530)
Mortgage backed securities	141,818	(101,202)	243,020
Municipal securities	(870)	(10)	(860)
Other	2,895	3,214	(319)
Loans:(1)
Commercial	68,497	(292,997)	361,494
Mortgage	237,824	132,297	105,527
Consumer	(29,290)	(23,501)	(5,789)

Total interest revenue (1)	363,354	(369,115)	732,469

Interest bearing liabilities
Savings	457	(521)	978
Money market and NOW	68,813	60,929	7,884
Other time deposits	(226,705)	(489,170)	262,465
Borrowed funds	21,726	(51,305)	73,031

Total interest expense	(135,709)	(480,067)	344,358

Net interest income(1)	$499,063	$110,952	$388,111

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Rate/Volume Variance Analysis

	Six months Ended June 30,
	2010 compared to 2009
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$1,446	$(98)	$1,544
Time deposits in other banks	(21,781)	(125,088)	103,307
Investment Securities(1)
U.S. Treasury	(7,647)	—	(7,647)
U.S. government agency	(102,055)	(71,861)	(30,194)
Mortgage backed securities	149,113	(103,521)	252,634
Municipal securities	(6,297)	(1,615)	(4,682)
Other	5,378	(667)	6,045
Loans:(1)
Commercial	20,741	(298,748)	319,489
Mortgage	672,385	112,746	559,639
Consumer	(36,956)	(17,731)	(19,225)

Total interest revenue (1)	674,327	(506,583)	1,180,910

Interest bearing liabilities
Savings	1,525	(1,006)	2,531
Money market and NOW	120,371	97,991	22,380
Other time deposits	(493,786)	(980,572)	486,786
Borrowed funds	34,959	(55,610)	90,569

Total interest expense	(336,931)	(939,197)	602,266

Net interest income(1)	$1,011,258	$432,614	$578,644

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

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
          The provision for loan losses was $170,000 for the three months ended June 30, 2010, as compared to $250,000 for the three months ended June 30, 2009, a decrease of $80,000 or 32.00%. After completing the analysis outlined below, during the three month period ended June 30, 2010, we decreased the provision for loan losses primarily because our asset quality remained stable and the economy continued to show evidence of continued improvement. As previously mentioned, while it remains uncertain whether the economy will continue on its path towards recovery, it appears the economy may reach a sustainable recovery during late 2010 or early 2011 and we remain cautiously optimistic that our borrowers will continue to stay current on their loans. The $170,000 provision supported the 5.56% growth in the loan portfolio during the period.
          The provision for the six month period was $240,000. This represented a $310,000 or 56.36% decrease as compared to the six months ended June 30, 2009. For the six months ended June 30, 2010, we decreased the provision for loan losses because we believe that in 2009 we specifically identified and appropriately reserved for any potential deterioration in the loan portfolio caused by the tumultuous economic climate. We believe the economy has stabilized in 2010. We also believe that we have appropriately identified and allocated specific reserves to previously identified borrowers that represent increased risk or potential loss. At quarter end, we had four real estate loans totaling $4.5 million and one commercial loan in the amount of $137,000 in non-performing loans. We have also completed foreclosure on one property that we value at $223,000. We had no other loans past due between 30 and 89 days. As outlined below, we are currently working towards resolution with all of these borrowers and we have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.
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
          We will not create a separate valuation allowance unless we consider a loan impaired. At June 30, 2010, we had five non-accrual loans totaling $4.7 million. During 2009, we increased the provision because we recognized that the economy may cause increased hardships for our borrowers and there was a higher probability that we may incur losses on these loans. As outlined below in the Loan Portfolio section of this report, we have allocated a specific valuation allowance to those loans where we anticipate a loss.
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
          The allowance for loan losses represented 0.94% of gross loans at June 30, 2010 and 0.93% as of December 31, 2009. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

          The following table provides an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Six Months Ended		Year Ended
	June 30,		December 31,
	2010	2009	2009

Balance, beginning of period	$2,481,716	$1,983,751	$1,983,751
Provision for loan losses	240,000	550,000	900,000

Chargeoffs:
Commercial	—	(194,969)	—
Mortgage	(11,733)	—	(344,825)
Consumer	(1,223)	—	(57,210)

Total chargeoffs	(12,956)	(194,969)	(402,035)
Recoveries:
Mortgage	3,650
Consumer	519	—	—

Total recoveries	4,169	—	—

Net (chargeoffs) recoveries	(8,787)	(194,969)	(402,035)

Balance, end of period	$2,712,929	$2,338,782	$2,481,716

Ratio of allowance for loan losses to:
Total gross loans	0.94%	0.92%	0.93%
Non-accrual loans	56.71%	132.72%	156.43%
Ratio of net-chargeoffs during period to average total loans during period	0.003%	0.077%	0.158%

          The following table provides a breakdown of the allowance for loan losses:
Allocation of Allowance for Loan Losses

	June 30,				December 31,
	2010		2009		2009
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Consumer & others	$9,736	0.57%	$9,002	0.14%	$10,319	0.57%
Boat	129,405	4.28	89,488	5.73	81,417	4.91
Mortgage	2,020,334	68.21	1,834,573	65.31	1,845,126	66.74
Commercial	553,454	26.94	405,719	28.82	544,854	27.78

Total	$2,712,929	100.00%	$2,338,782	100.00%	$2,481,716	100.00%

          Non-interest Revenue
          Three months ended June 30, 2010 compared to three months ended June 30, 2009
          Non-interest revenue totaled $271,053 for the three months ended June 30, 2010, a decrease of $263,947 or 49.34% from the 2009 amount of $535,000. Non-interest revenue for the three months ended June 30, 2010 and June 30, 2009 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, and other fees and commissions including revenues with respect to Pointer Ridge. The primary cause of the decline in non-interest revenue was because in the three months ended June 30, 2009, we sold investments and recorded a gain of $157,917. For the same period in 2010, we did not sell any investments. Additionally, the interest we earned on our bank owned life insurance declined as a result of a decline in the interest rate paid on these investments. Other fees and commissions (excluding Pointer Ridge) decreased $50,208 primarily because in 2009, we received approximately $59,000 in rental income from the tenant who leased the second floor of our branch located at 301 Crain Highway, Waldorf, Maryland. The tenant terminated its lease in March 2010. As a result, we did not receive any rental income from this facility during the second quarter of 2010. The loss of tenants in the building that Pointer Ridge owns caused a $51,399 decline in the rent revenue that we earn from Pointer Ridge.
          The following table outlines the changes in non-interest revenue for the three month periods.

	June 30,	June 30,
	2010	2009	$ Change	% Change
Service charges on deposit accounts	$78,411	$72,665	$5,746	7.91%
Gain on sales of investment securities	—	157,917	(157,917)	(100.00)
Earnings on bank owned life insurance	83,985	94,154	(10,169)	(10.80)
Pointer Ridge rent and other revenue	64,729	116,128	(51,399)	(44.26)
Other fees and commissions	43,928	94,136	(50,208)	(53.34)

Total non-interest revenue	$271,053	$535,000	$(263,947)	(49.34)%

          Six months ended June 30, 2010 compared to six months ended June 30, 2009
          Non-interest revenue declined $574,658 during the six month period ended June 30, 2010 primarily because of the $392,906 decline in rent and other revenue from Pointer Ridge and the $157,917 decline in gain on sales of investment securities. During the first six months of 2009, Pointer Ridge produced $521,605 in rental income that is included in other fees and commissions. As outlined in our March 2010 report, approximately $300,000 of that amount derived from a non-recurring lease termination fee. During the same period in 2010, we received $128,699 in rental income from Pointer Ridge. The absence of the lease termination fee in 2010 and the subsequent loss of additional tenants in the building owned by Pointer Ridge were the major causes of the decline in non-interest revenue. Service charges on deposit accounts increased $8,377 in 2010 primarily as a result of an increase in customers. Other fees and commissions (excluding Pointer Ridge) decreased $14,705 primarily because in 2010, we received $58,740 in rental income from the tenant who leased the second floor of our branch located at 301 Crain Highway, Waldorf, Maryland. The tenant terminated his lease in March 2010. As a result, rental income declined $33,210. An increase in other loan fees and letter of credit fees offset a portion of this decline.
          The following table outlines the changes in non-interest revenue for the six month periods.

	June 30,	June 30,
	2010	2009	$ Change	% Change
Service charges on deposit accounts	$153,231	$144,854	$8,377	5.78%
Gain on sales of investment securitites	—	157,917	(157,917)	(100.00)
Earnings on bank owned life insurance	170,108	187,615	(17,507)	(9.33)
Pointer Ridge rent and other revenue	128,699	521,605	(392,906)	(75.33)
Other fees and commissions	111,904	126,609	(14,705)	(11.61)

Total non-interest revenue	$563,942	$1,138,600	$(574,658)	(50.47)%

          Because of the business development efforts of our lenders, managers and the new branches that we have opened, we expect that customer relationships will continue to grow during the remainder of 2010. We anticipate this growth will cause an increase in service charges on deposit accounts. We expect our earnings on bank owned life insurance will remain stable during the remainder of 2010. The tenant in our Crain Highway location has vacated the building. Although we will attempt to lease this space, we may not have rental income from this facility during the remainder of 2010. We anticipate that rental income from Pointer Ridge for each of the remaining two quarters in 2010 will remain comparable to that received during the second quarter of 2010.

          Non-interest Expense
Three months ended June 30, 2010 compared to three months ended June 30, 2009
          Non-interest expense increased $337,666 for the three months ended June 30, 2010. The following chart outlines the changes in non-interest expenses for the period.

	June 30,	June 30,
	2010	2009	$ Change	% Change
Salaries	$1,130,944	$938,930	$192,014	20.45%
Employee benefits	317,803	215,422	102,381	47.53
Occupancy	319,051	234,125	84,926	36.27
Equipment	99,152	82,516	16,636	20.16
Data processing	105,074	81,654	23,420	28.68
Pointer Ridge other operating	88,700	90,096	(1,396)	(1.55)
FDIC insurance and State of Maryland assessments	115,553	259,531	(143,978)	(55.48)
Other operating	433,637	369,974	63,663	17.21

Total non-interest expenses	$2,609,914	$2,272,248	$337,666	14.86%

          Salaries, employee benefits, occupancy, equipment, data processing and other operating expenses increased primarily because of increased operating expenses from the branches that we opened in 2009 and the new lending team that we hired in December 2009. In 2009, the FDIC assessed a special assessment of approximately $150,000 during the second quarter that they did not assess in 2010 which caused a decrease in FDIC and State of Maryland assessments in 2010.
Six months ended June 30, 2010 compared to six months ended June 30, 2009
          Non-interest expense for the six months ended June 30, 2010 increased $970,318 or 22.39% to $5.3 million compared to $4.3 million for the same period in 2009. Salaries, employee benefits, occupancy, equipment, data processing expenses, and other operating expenses increased primarily because of increased operating expenses from the branches that we opened in 2009 and the new lending team that we hired in December 2009. Benefits also increased because of the increase in stock option and restricted stock awards granted in the first quarter of 2010. As outlined above, FDIC and State of Maryland assessments decreased because of the elimination of the special assessment of approximately $150,000. This savings was offset by increased rates and higher deposit levels.
          The following chart outlines the changes in non-interest expenses for the period.

	June 30,	June 30,
	2010	2009	$ Change	% Change
Salaries	$2,296,359	$1,775,987	$520,372	29.30%
Employee benefits	667,938	517,846	150,092	28.98
Occupancy	652,457	466,306	186,151	39.92
Equipment	206,028	162,394	43,634	26.87
Data processing	199,500	156,991	42,509	27.08
Pointer Ridge other operating	202,400	321,121	(118,721)	(36.97)
FDIC insurance and State of Maryland assessments	230,668	342,302	(111,634)	(32.61)
Other operating	849,346	591,431	257,915	43.61

Total non-interest expenses	$5,304,696	$4,334,378	$970,318	22.39%

          For the remainder of 2010, we anticipate non-interest expenses will remain relatively stable and will exceed last year’s expenses. During the remainder of 2010, we will continue to incur increased salary, benefits, occupancy, equipment and data processing expenses related to the new Fairwood and Crofton locations and increased operational expenses associated with these branches. We will also incur increased salary and benefits expenses associated with our new lending team and increased FDIC insurance premiums as our deposits continue to grow.
          Income Taxes
          Three months ended June 30, 2010 compared to three months ended June 30, 2009
          Income tax expense was $270,063 (34.43% of pre-tax income) for the three months ended June 30, 2010 as compared to $272,787 (33.12% of pre-tax income) for the same period in 2009.
          Six months ended June 30, 2010 compared to six months ended June 30, 2009
          Income tax expense was $500,132 (34.40% of pre-tax income) for the six months ended June 30, 2010 as compared to $554,902 (32.31% of pre-tax income) for the same period in 2009.
          Net Income Available to Common Stockholders
          Three months ended June 30, 2010 compared to three months ended June 30, 2009
          Net income attributable to Old Line Bancshares was $530,097 for the three months ended June 30, 2010 compared to $550,058 for the three month period ended June 30, 2009. Net income available to common stockholders was $530,097 or $0.14 per basic and diluted common share for the three month period ending June 30, 2010 compared to net income available to common stockholders of $447,486 or $0.12 per basic and diluted common share for the same period in 2009. The decrease in net income attributable to Old Line Bancshares for the 2010 period was primarily the result of a $263,947 decrease in non-interest revenue and a $337,666 increase in non-interest expense compared to the 2009 period, which were not fully offset by a $562,178 increase in net interest income after provision for loan losses and a $2,724 decrease in income taxes compared to the same period in 2009. The increase in net income available to common stockholders for the 2010 period was a result of our repurchase during 2009 from the U.S. Treasury the 7,000 shares of preferred stock that we issued to them as part of the Troubled Asset Relief Program. As a result of this repurchase, we no longer pay dividends on the preferred stock. Earnings per common share increased to $0.14 for the period on a basic and diluted basis because of the items outlined above.
          Six months ended June 30, 2010 compared to six months ended June 30, 2009
          Net income attributable to Old Line Bancshares decreased $67,754 or 6.38% for the six months ended June 30, 2010 to $994,631 from $1.1 million for the six month period ended June 30, 2009. Net income available to common stockholders was $994,631 or $0.26 per basic and diluted common share for the six month period ending June 30, 2010 compared to net income available to common stockholders of $857,241 or $0.22 per basic and diluted common share for the same period in 2009. The decrease in net income attributable to Old Line Bancshares for the 2010 period was primarily the result of a $574,658 decrease in non-interest revenue and a $970,318 increase in non-interest expense compared to the 2009 period, which were not fully offset by a $1.3 million increase in net interest income after provision for loan losses and a $54,770 decrease in income taxes compared to the same period in 2009. The increase in net income available to common stockholders for the 2010 period was a result of our repurchase during 2009 from the U.S. Treasury the 7,000 shares of preferred stock that we issued to them as part of the Troubled Asset Relief Program. As a result of this repurchase, we no longer pay dividends on the preferred stock. Earnings per common share increased to $0.26 for the period on a basic and diluted basis because of the items outlined above.

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
          The investment securities at June 30, 2010 amounted to $51.6 million, an increase of $17.8 million, or 52.66%, from the December 31, 2009 amount of $33.8 million. Available for sale investment securities decreased to $27.0 million at June 30, 2010 from $28.0 million at December 31, 2009. Held to maturity securities at June 30, 2010 increased to $24.6 million from the $5.8 million balance on December 31, 2009. Deposits and customer sweep accounts (short term borrowings) grew at a faster rate than our loans. Therefore, we deployed the excess funds into held to maturity securities. The fair value of available for sale securities included net unrealized gains of $986,345 at June 30, 2010 (reflected as unrealized gains of $597,282 in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $609,165 ($368,880 net of taxes) as of December 31, 2009. In general, the increase in fair value was a result of maturities, decreasing market rates and changes in investment ratings. We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.
          Loan Portfolio
          Commercial loans and loans secured by real estate comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
          The loan portfolio, net of allowance, unearned fees and origination costs, increased $20.8 million or 7.85% to $285.8 million at June 30, 2010 from $265.0 million at December 31, 2009 Commercial business loans increased by $3.4 million (4.58%), commercial real estate loans increased by $26.1 million (21.05%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $1.8 million (7.69%), real estate construction loans (primarily commercial real estate construction) decreased by $9.8 million (31.72%) and consumer loans decreased by $644,000 (4.40%) from their respective balances at December 31, 2009. During the first six months of 2010, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period. In spite of these payoffs, we experienced a 7.85% growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2010 and continue to grow the loan portfolio. However, any deterioration in the economic climate may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	June 30,		December 31,
	2010		2009
Real Estate
Commercial	$150,142	52.13%	$124,002	46.44%
Construction	21,142	7.34	30,872	11.56
Residential	25,168	8.74	23,350	8.74
Commercial	77,607	26.94	74,175	27.78
Consumer	13,978	4.85	14,622	5.48

	288,037	100.00%	267,021	100.00%

Allowance for loan losses	(2,713)		(2,481)
Deferred loan costs, net	496		469

	$285,820		$265,009

          Asset Quality
          Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.
          As outlined below, we have only two construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.
Loans With Interest Paid From Loan Advances
(Dollars in thousands)

	June 30,		December 31,
	2010		2009
	# of		# of
	Borrowers	(000’s)	Borrowers	(000’s)
Hotels	1	$950	1	$1,741
Single family acquisition & development	1	2,495	2	4,028

	2	$3,445	3	$5,769

          With the exception of the five non-accrual loans, all of our loans are performing in accordance with contractual terms. Management has identified an additional seven potential problem loans totaling $2.0 million that are complying with their repayment terms. Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these credits.
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

          As previously discussed in the provision for loan losses section of this report, at June 30, 2010, we had five loans totaling $4.7 million that were 90 days past due and were classified as non-accrual compared to three loans in the amount of $1.6 million at December 31, 2009. At June 30, 2010, we have completed foreclosure on one commercial property and hold this property in other real estate owned at a value of $223,000.
          During the first quarter of 2008, the borrower on the first non-accrual loan that has a balance of $810,291 began remitting payments and advised us that the borrower planned to make all past due interest and principal current prior to June 30, 2009. Through October 2008, the borrower remitted regular payments plus a portion of the arrearage. In November 2008, the borrower requested a revision to this repayment schedule with full repayment of all past due amounts to occur by May 2010. In October 2009, the borrower re-entered bankruptcy under Chapter 11 of the United States Bankruptcy Code. A commercial real estate property secures this loan. We have obtained a “lift stay” on the property and we have proceeded with foreclosure. We are currently waiting for the ratification of the foreclosure on the property. The loan to value at inception of this loan was 80% and an appraisal received in 2008 indicates that the current loan principal to value is less than 80%. We have ordered a new appraisal on the property. Once we receive ratification of the foreclosure, we plan to list the property for sale. As of June 30, 2010, the interest not accrued on this loan was $180,995 none of which was included in net income for the three months ended June 30, 2010. We have not designated a specific allowance for this non-accrual loan.
          The second loan in the amount of $553,039 is a land development loan secured by real estate. The borrower on this loan has filed bankruptcy. A recent appraisal of the property securing this loan indicates that the value of the collateral is sufficient to provide repayment and we do not consider this loan impaired. We are in the process of receiving a deed in lieu of foreclosure on this property. Once we receive the deed to the property, we plan to proceed with sale of the property. The total non-accrued interest on this loan as of June 30, 2010 was $23,311 none of which was included in net income in the three month period ended June 30, 2010.
          The third loan is an unsecured credit facility in the amount of $137,151. The borrower and a guarantor have filed bankruptcy. We consider this loan impaired, anticipate that we will charge the balance of this loan to the allowance for loan losses and have the entire balance of the loan allocated in the allowance for loan losses. We have pursued legal action against the second guarantor and obtained a judgment. The non-accrued interest on this loan at June 30, 2010 was $6,198.
          The fourth loan is a residential land acquisition and development loan with a balance of $1,546,739 at June 30, 2010. The non-accrued interest on this loan was $18,761 at June 30, 2010, none of which is included in interest income. We expect to receive a deed in lieu of foreclosure on this loan. We have ordered an appraisal on the property that is collateral for this loan and anticipate that the value of the collateral will be lower than it was at inception of the loan and consider the loan impaired. Therefore, we have allocated $850,000 of the allowance for loan losses towards this loan.
          The fifth loan is also a residential land acquisition and development loan with a balance of $1,616,317 at June 30, 2010. The non-accrued interest on this loan was $46,105 at June 30, 2010, none of which is included in interest income. We have proceeded with obtaining a judgment against the guarantors on this loan and are currently working with the borrower towards a resolution. At inception, the loan to value on this loan was less than 80% and we have ordered an appraisal to determine the current value of the collateral that secures this loan. At this point, we do not consider this loan impaired. Upon receipt of the appraisal, we plan to determine if this loan is impaired. We have allocated $150,000 of the allowance for loan losses to this loan.

          The table below presents a breakdown of the non-performing loans, other real estate owned and accruing past due loans at June 30, 2010.
Non-Performing Assets and Past Due Loans
(Dollars in thousands)

	June 30, 2010			December 31, 2009
			Interest Not			Interest Not
	#	Balance	Accrued	#	Balance	Accrued
Real Estate
Commercial	4	$4,527	$269	3	$1,586	$191
Construction	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial	1	137	6	—	—	—
Consumer	—	—	—	—	—	—
Other real estate owned	1	223	—	—	—	—

Total non-performing assets	6	$4,887	$275	3	$1,586	$191

Non-performing assets as a percentage of total assets		1.20%			0.44%
Non-performing loans as a percentage of total gross loans		1.62%			0.59%
Accruing past due loans:
30-89 days past due	—	$—		2	581
90 or more days past due	—	—		—	—

Total accruing past due loans	—	$—		2	$581

Ratio of accruing past due loans to total loans:
30-89 days past due		—%			0.22%
90 or more days past due		—			—

Total accruing past due loans		—%			0.22%

          We classify any property acquired as a result of foreclosure on a mortgage loan as “other real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write-down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis. As of June 30, 2010 we owned one property valued at $223,000 as a result of foreclosure. As outlined in our December 31, 2010 Annual Report on Form 10-K, in March 2010, we completed foreclosure on the property. We have listed that property for sale and have accepted a contract from a non-affiliated buyer for purchase of the property. The purchaser has a 60 day feasibility period and a 45 day settlement period. If the settlement occurs, we anticipate that we will receive full repayment of all amounts due during the third or fourth quarter of 2010. On December 31, 2009 we held no real estate acquired as a result of foreclosure.
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
          As of June 30, 2010 we had two impaired loans as outlined above and one restructured loan. At December 31, 2009, we had no impaired loans and one restructured loan. A continued decline in the economy may adversely affect our asset quality.
          Bank owned life insurance
          In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. During the first six months of 2010, the cash surrender value of the insurance policies increased by $143,219 as a result of earnings on the investments. There are no post retirement death benefits associated with the BOLI policies.
          Deposits
          We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
          At June 30, 2010, the deposit portfolio had grown to $318.8 million, a $32.5 million or 8.41% increase over the December 31, 2009 level of $286.3 million. Non-interest bearing deposits increased $12.5 million during the period to $53.4 million from $40.9 million primarily due to the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts. Interest-bearing deposits grew $19.9 million to $265.4 million from $245.5 million. Approximately $5.1 million of the increase in interest bearing deposits was in certificates of deposit, $13.6 million was in money market accounts and $1.2 million was in savings accounts. The growth in these categories was the result of expansion of existing customer relationships and new customers.
          We acquire brokered certificates of deposit through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At June 30, 2010, we had $27.6 million in CDARS through the reciprocal deposit program compared to

$31.8 million at December 31, 2009. We had received $25.0 million at June 30, 2010 and $25.2 million at December 31, 2009 in deposits through the CDARS network that were not reciprocal deposits.
          Borrowings
          Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of June 30, 2010. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $98.8 million at June 30, 2010 and $103.7 million at December 31, 2009. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, at June 30, 2010 we have provided collateral to support up to $67.0 million of borrowings. Of this, we had borrowed $15.0 million at June 30, 2010 and December 31, 2009.
          Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers. Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest-bearing Master Note with Old Line Bank. These Master Notes re-price daily and have maturities of 270 days or less. At June 30, 2010, Old Line Bank had $28.8 million outstanding in these short term promissory notes with an average interest rate of 0.50%. At December 31, 2009, Old Line Bank had $11.2 million outstanding with an average interest rate of 0.50% .
          At June 30, 2010 and December 31, 2009, Old Line Bank had three advances in the amount of $5 million each, from the FHLB totaling $15 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
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
          On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million. This loan accrues interest at a rate of 6.28% through September 5, 2016. After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points. At June 30, 2010 and December 31, 2009, Pointer Ridge had borrowed $6.4 million under the Amended Promissory Note. We have guaranteed to the lender payment of up to 62.5% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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
          Liquidity
          Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. We have credit lines unsecured and secured available from several correspondent banks totaling $29.5 million. Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell or pledge available for sale investment securities to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

          Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On June 30, 2010, we had $6.2 million in cash and due from banks, $19.3 million in interest bearing accounts, $3.2 million in federal funds sold, and $10.4 million in time deposits in other banks. As of December 31, 2009, we had $7.4 million in cash and due from banks $4.0 million in interest bearing accounts, $81,138 in federal funds sold and other overnight investments and $15.0 million in time deposits in other banks.
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
          Capital
          Our stockholders’ equity amounted to $37.6 million at June 30, 2010 and $36.6 million at December 31, 2009. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the three month period primarily because of net income attributable to Old Line Bancshares, Inc. of $994,631, the $66,252 adjustment for stock based compensation awards and the $228,402 after tax unrealized gain on available for sale securities. These items were partially offset by the $232,799 common stock cash dividend.
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
          Outstanding loan commitments and lines and letters of credit at June 30, 2010 and December 31, 2009, are as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$31,495	$21,153
Real estate-undisbursed development and construction	17,608	14,573
Consumer	8,032	9,015

	$57,135	$44,741

Standby letters of credit	$5,526	$3,883

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
          Commitments for real estate development and construction, which totaled $17.6 million, or 30.82% of the $57.1 million of outstanding commitments at June 30, 2010, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.
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

Reconciliation of Non-GAAP Measures
Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended June 30, 2010

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$3,293,178	3.70%	3.45%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	12,027	0.01	0.01
Loans	27,958	0.04	0.04

Total tax equivalent adjustment	39,985	0.05	0.05

Tax equivalent interest yield	$3,333,163	3.75%	3.50%

Three months ended June 30, 2009

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$2,811,000	3.68%	3.31%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	15,376	0.02	0.02
Loans	7,724	0.01	0.01

Total tax equivalent adjustment	23,100	0.03	0.03

Tax equivalent interest yield	$2,834,100	3.71%	3.34%

Six months ended June 30, 2010

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$6,434,834	3.75%	3.51%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	24,077	0.02	0.02
Loans	55,624	0.03	0.03

Total tax equivalent adjustment	79,701	0.05	0.05

Tax equivalent interest yield	$6,514,535	3.80%	3.56%

Six months ended June 30, 2009

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$5,463,253	3.68%	3.28%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	32,300	0.02	0.02
Loans	7,724	0.01	0.01

Total tax equivalent adjustment	40,024	0.03	0.03

Tax equivalent interest yield	$5,503,277	3.71%	3.31%

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
          The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including branch and market expansion, statements regarding anticipated changes in revenue, expenses and income, hiring and acquisition intentions, maintenance of our net interest margin, our expectation regarding income from Pointer Ridge and that Pointer Ridge will operate at a loss for 2010, future sources of earnings/income, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, continued growth in customer relationships, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, losses on and our intentions with respect to our investment securities, anticipated sales of foreclosed properties and receipt of deed in lieu of foreclosure on past due loans, resolution of and losses on past due and non-accrual loans or foreclosed property, interest rate sensitivity, the expected income from new branches and the loan production team hired in 2009 offsetting related expenses, earnings on BOLI, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking. Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions or a slower than anticipated recovery; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2009.
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
Item 4. Controls and Procedures
          As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2010. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
          In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.
PART II-OTHER INFORMATION
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
          There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None
Item 4. (Removed and Reserved)
Item 5. Other Information
          At its annual meeting of stockholders held on May 27, 2010, the Old Line Bancshares’ stockholders approved the adoption of the Old Line Bancshares, Inc. 2010 Equity Incentive Plan (the “Plan”).
          The purpose of the Plan is to advance the interests of Old Line Bancshares by providing directors and selected employees of Old Line Bank, Old Line Bancshares and their affiliates with the opportunity to acquire shares of our common stock. The Plan, which is administered by Old Line Bancshares’ Board of Directors or a committee thereof (the “Administrator”), permits the granting of stock options (including incentive stock options within the meaning of section 422 of the Internal Revenue Code and non-qualified stock options), stock appreciation rights, restricted or unrestricted stock awards, phantom stock, performance awards and other stock-based awards, or any combination thereof. All of Old Line Bancshares’, Old Line Bank’s and their affiliates’ employees, including executive officers, non-employee directors, and all other individuals providing bona fide services to or for Old Line Bancshares, Old Line Bank or an affiliate, such as consultants and independent contractors, are eligible to receive awards under the Plan.
          The maximum number of shares our common stock that may be issued with respect to awards granted under the Plan is 250,000 plus (i) any shares of common stock that are available under the Old Line Bancshares, Inc. 2004 Equity Incentive Plan (the “2004 Plan”) as of its termination date and (ii) shares of common stock subject to options granted under the 2004 Plan that expire or terminate without having been fully exercised. This number of shares of common stock with respect to which awards may be issued under the Plan may be adjusted to reflect any changes in the outstanding common stock. If the outstanding common stock changes as a result of a stock dividend, spin-off, stock split, reverse stock split, split-up, recapitalization, reclassification, reorganization, combination or exchange of shares, merger, consolidation, liquidation, business combination or similar occurrence, then (a) the maximum number of shares of common stock as to which awards may be granted under the Plan and (b) the number of shares covered by and the exercise price and other terms of outstanding awards will automatically be adjusted to reflect such event, unless the Board of Directors determines that no adjustment to the maximum number of shares issuable under the Plan will be made.

          Except as otherwise determined by the Administrator and set forth in the agreement evidencing an award (and in any case with respect to an incentive stock option), no award granted under the Plan is transferable other than by will or the applicable laws of descent and distribution in the event of the participant’s death, or pursuant to the terms of a “qualified domestic relations order” (as defined in Section 414(p) of the Internal Revenue Code). Unless otherwise determined by the Administrator, during the grantee’s lifetime, an award may be exercised only by the grantee or, during a period the grantee is under a legal disability, by the grantee’s guardian or legal representative.
          The Board of Directors may amend or terminate the Plan or any portion thereof at any time, but no amendment or modification may impair the rights of any grantee under any outstanding award without his or her consent. However, the Board of Directors may not amend or modify the Plan or any portion thereof without the approval of our stockholders if stockholder approval of the amendment is required by applicable law, rules or regulations. Furthermore, the Administrator may not amend or modify any award if such amendment or modification would require the approval of the stockholders if the amendment or modification were made to the Plan. In addition, the Administrator may not make any modifications, amendments, extensions or renewals of outstanding awards without the consent of the affected award holder if such action would materially adversely affect any outstanding award.
          In the event of a change of control of Old Line Bancshares (as defined in the Plan), holders of options and other awards that are exercisable or convertible, or that become exercisable or convertible upon or prior to a change of control as provided for in the agreement evidencing such award, may exercise or convert such awards immediately prior to the change of control. If the agreement evidencing the award makes no provision for the acceleration of exercisability or conversion of the award in connection with a change of control, any unvested portion of such award may terminate upon the change of control.
          Unless sooner terminated by the Board of Directors, the Plan will terminate on May 27, 2020. The termination of the Plan will not, however, affect the validity of any awards outstanding on the date of termination
Item 6. Exhibits
10.45	Old Line Bancshares, Inc. 2010 Equity Incentive Plan (incorporated by reference to Appendix A to Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A filed with the Commission on April 19, 2010)

10.46	Form of Restricted Stock Agreement (incorporated by reference to Appendix A to Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A filed with the Commission on April 19, 2010)

10.47	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Appendix A to Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A filed with the Commission on April 19, 2010)

10.48	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Appendix A to Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A filed with the Commission on April 19, 2010)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.
Date: August 2, 2010	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2010	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)