Form 10-Q
period 2010-09-30
OLD LINE BANCSHARES INC
filed 2010-11-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
      Yes ☐ No ☑
As of November 1, 2010, the registrant had 3,886,305 shares of common stock outstanding.

Part I. Financial Information
Item 1. Financial Statements
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009

	(Unaudited)
Assets
Cash and due from banks	$10,330,900	$7,402,137
Interest bearing accounts	13,328,485	3,953,312
Federal funds sold	3,112,431	81,138

Total cash and cash equivalents	26,771,816	11,436,587
Time deposits in other banks	7,894,859	15,031,102
Investment securities available for sale	24,113,001	28,012,948
Investment securities held to maturity	23,528,079	5,806,507
Loans, less allowance for loan losses	296,634,058	265,008,669
Restricted equity securities at cost	2,623,351	2,957,650
Premises and equipment	17,041,913	17,326,099
Accrued interest receivable	1,241,977	1,055,249
Prepaid income taxes	325	—
Deferred income taxes	117,722	178,574
Bank owned life insurance	8,635,741	8,422,879
Other real estate owned	823,169	—
Other assets	1,786,434	1,982,262

Total assets	$411,212,445	$357,218,526

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$64,254,972	$40,883,419
Interest bearing	276,859,497	245,464,373

Total deposits	341,114,469	286,347,792
Short term borrowings	13,947,355	16,149,939
Long term borrowings	16,393,239	16,454,067
Accrued interest payable	460,362	517,889
Income tax payable	—	175,543
Other liabilities	1,496,390	941,165

Total liabilities	373,411,815	320,586,395

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 3,880,005 in 2010 and 3,862,364 in 2009	38,800	38,624
Additional paid-in capital	29,126,953	29,034,954
Retained earnings	7,456,442	6,498,446
Accumulated other comprehensive income	557,129	368,880

Total Old Line Bancshares, Inc. stockholders’ equity	37,179,324	35,940,904
Non-controlling interest	621,306	691,227

Total stockholders’ equity	37,800,630	36,632,131

Total liabilities and stockholders’ equity	$411,212,445	$357,218,526

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest revenue
Loans, including fees	$4,260,382	$3,952,742	$12,259,381	$11,343,471
U.S. Treasury securities	—	—	—	7,230
U.S. government agency securities	42,133	75,672	132,830	262,862
Mortgage backed securities	373,619	276,302	1,047,096	800,666
Municipal securities	19,699	20,809	60,059	64,808
Federal funds sold	2,656	233	4,842	973
Other	60,707	66,360	218,920	241,390

Total interest revenue	4,759,196	4,392,118	13,723,128	12,721,400

Interest expense
Deposits	985,950	1,153,366	2,960,315	3,499,621
Borrowed funds	248,292	252,263	803,025	772,037

Total interest expense	1,234,242	1,405,629	3,763,340	4,271,658

Net interest income	3,524,954	2,986,489	9,959,788	8,449,742
Provision for loan losses	200,000	210,000	440,000	760,000

Net interest income after provision for loan losses	3,324,954	2,776,489	9,519,788	7,689,742

Non-interest revenue
Service charges on deposit accounts	78,247	80,641	231,478	225,495
Gains on sales of investment securities	—	634	—	158,551
Earnings on bank owned life insurance	83,963	95,322	254,071	282,937
Loss on disposal of assets	—	(4,803)	—	(4,803)
Other fees and commissions	141,036	196,614	381,639	844,828

Total non-interest revenue	303,246	368,408	867,188	1,507,008

Non-interest expense
Salaries	1,263,368	1,075,572	3,559,727	2,851,559
Employee benefits	319,550	242,778	987,488	760,624
Occupancy	330,752	306,871	983,209	773,177
Equipment	105,342	96,004	311,370	258,398
Data processing	126,412	90,821	325,912	247,812
FDIC insurance and State of Maryland assessments	130,595	100,590	361,263	442,892
Merger Expense	187,125	—	187,125	—
Other operating	605,068	471,475	1,656,814	1,384,027

Total non-interest expense	3,068,212	2,384,111	8,372,908	6,718,489

Income before income taxes	559,988	760,786	2,014,068	2,478,261
Income taxes	265,299	257,512	765,431	812,414

Net Income	294,689	503,274	1,248,637	1,665,847
Less: Net Income (loss) attributable to the noncontrolling interest	(17,876)	(4,258)	(58,559)	95,930

Net Income attributable to Old Line Bancshares, Inc.	312,565	507,532	1,307,196	1,569,917
Preferred stock dividends and discount accretion	—	280,849	—	485,993

Net income available to common stockholders	$312,565	$226,683	$1,307,196	$1,083,924

Basic earnings per common share	$0.08	$0.06	$0.34	$0.28
Diluted earnings per common share	$0.08	$0.06	$0.34	$0.28
Dividend per common share	$0.03	$0.03	$0.09	$0.09
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2010
(Unaudited)

					Accumulated
			Additional		other
	Common stock		paid-in		comprehensive	Comprehensive	Non-controlling
	Shares	Par value	capital	Retained earnings	income	income	Interest

Balance, December 31, 2009	3,862,364	$38,624	$29,034,954	$6,498,446	$368,880	$—	$691,227
Net income attributable to Old Line Bancshares, Inc.	—	—	—	1,307,196	—	1,307,196	—
Unrealized gain on securities available for sale, net of income tax benefit of $122,624	—	—	—	—	188,249	188,249	—

Comprehensive income	—	—	—	—	—	$1,495,445	—

Net income attributable to noncontrolling interest	—	—	—	—	—		(58,559)
Distributions to minority member(s)	—	—	—	—	—	—	(11,362)
Stock based compensation awards	17,641	176	91,999	—	—		—
Common stock cash dividend $0.09 per share	—	—	—	(349,200)	—		—

Balance September 30, 2010	3,880,005	$38,800	$29,126,953	$7,456,442	$557,129		$621,306

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2010	2009

Cash flows from operating activities
Interest received	$13,694,364	$12,705,525
Fees and commissions received	654,326	1,102,930
Interest paid	(3,820,867)	(4,221,461)
Cash paid to suppliers and employees	(6,924,009)	(8,533,195)
Income taxes paid	(1,003,071)	(816,988)

	2,600,743	236,811

Cash flows from investing activities
Net change in time deposits in other banks	7,136,243	(3,136,920)
Purchase of investment securities
Held to maturity	(20,316,548)	—
Available for sale	(3,140,625)	(9,936,282)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	2,819,165	1,809,595
Available for sale at maturity or call	6,940,703	5,912,538
Available for sale securities sold	—	3,994,289
Loans made, net of principal collected	(32,859,969)	(31,996,060)
Redemption (Purchase) of equity securities	334,299	(831,100)
Purchase of premises, equipment and software	(321,485)	(3,271,907)

	(39,408,217)	(37,455,847)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	5,800,014	40,615,700
Other deposits	48,966,663	6,361,915
Increase in short term borrowings	(2,202,584)	(2,120,523)
Decrease in long term borrowings	(60,828)	(57,064)
Redemption of preferred stock and warrants	—	(7,225,000)
Cash dividends paid-preferred stock	—	(213,888)
Cash dividends paid-common stock	(349,200)	(347,612)
Distributions to minority members	(11,362)	—

	52,142,703	37,013,528

Net increase (decrease) in cash and cash equivalents	15,335,229	(205,508)

Cash and cash equivalents at beginning of period	11,436,587	10,963,695

Cash and cash equivalents at end of period	$26,771,816	$10,758,187

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2010	2009

Reconciliation of net income to net cash provided by operating activities
Net income	$1,248,637	$1,665,847

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	605,671	510,237
Provision for loan losses	440,000	760,000
Change in deferred loan fees net of costs	(28,589)	(60,517)
Gain on sale of securities	—	(158,551)
Amortization of premiums and discounts	186,553	67,900
Deferred income taxes	(61,772)	(40,636)
Stock based compensation awards	92,175	106,230
Increase (decrease) in
Accrued interest payable	(57,527)	50,197
Income tax payable	(175,543)	413
Other liabilities	555,225	(2,640,960)
Decrease (increase) in
Accrued interest receivable	(186,728)	(23,258)
Bank owned life insurance	(212,862)	(245,527)
Prepaid income taxes	(325)	35,649
Other assets	195,828	209,787

	$2,600,743	$236,811

Supplemental Disclosure:
Loans transferred to other real estate owned	$823,169	$—

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Description of Business—Old Line Bancshares, Inc. (Old Line Bancshares) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank. We provide a full range of banking services to customers located in Prince George’s, Charles, Anne Arundel, and St. Mary’s counties in Maryland and surrounding areas.

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

Basis of Presentation and Consolidation—The accompanying consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its majority owned subsidiary Pointer Ridge. We have eliminated all significant intercompany transactions and balances.

We report the non-controlling interest in Pointer Ridge separately in the consolidated balance sheet. We report the income of Pointer Ridge attributable to Old Line Bancshares on the consolidated statement of income.

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

Accounting Standards Codification—The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, ASC became FASB’s officially recognized source of authoritative United States (U.S.) generally accepted accounting principles (GAAP) applicable to all public and non-public, non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the United States Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Reclassifications—We have made certain reclassifications to the 2009 financial presentation to conform to the 2010 presentation.

Subsequent Events—We evaluated subsequent events after September 30, 2010 through November 8, 2010, the date this report was available to be issued. No significant subsequent events were identified which would affect the presentation of the financial statements.

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

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
September 30, 2010	cost	gains	losses	fair value

Available for sale
U.S. government agency	$4,791,451	$110,424	$(9,067)	$4,892,808
Municipal securities	1,303,147	65,421	(111)	1,368,457
Mortgage-backed	17,098,365	753,371	—	17,851,736

	$23,192,963	$929,216	$(9,178)	$24,113,001

Held to maturity
Municipal securities	$984,451	$27,009	$—	$1,011,460
Mortgage-backed	22,543,628	618,829	—	23,162,457

	$23,528,079	$645,838	$—	$24,173,917

December 31, 2009

Available for sale
U.S. government agency	$7,133,657	$171,946	$(14,928)	$7,290,675
Municipal securities	2,253,107	36,759	(14,294)	2,275,572
Mortgage-backed	18,017,019	429,682	—	18,446,701

	$27,403,783	$638,387	$(29,222)	$28,012,948

Held to maturity
Municipal securities	$300,779	$2,714	$—	$303,493
Mortgage-backed	5,505,728	267,544	—	5,773,272

	$5,806,507	$270,258	$—	$6,076,765

2.	INVESTMENT SECURITIES (Continued)

As of September 30, 2010, securities with unrealized losses segregated by length of impairment were as follows:

	Fair	Unrealized
September 30, 2010	value	losses

Unrealized losses less than 12 months
U.S. government agency	$—	$—
Municipal securities	—	—
Mortgage-backed	—	—

Total unrealized losses less than 12 months	—	—

Unrealized losses greater than 12 months
U.S. government agency	1,757,789	9,067
Municipal securities	200,402	111
Mortgage-backed	—	—

Total unrealized losses greater than 12 months	1,958,191	9,178

Total unrealized losses
U.S. government agency	1,757,789	9,067
Municipal securities	200,402	111
Mortgage-backed	—	—

Total unrealized losses	$1,958,191	$9,178

We consider all unrealized losses on securities as of September 30, 2010 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of September 30, 2010, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

In the three and nine month periods ended September 30, 2010, we did not record any gains or losses from the sale of available for sale securities. In the three and nine month periods ended September 30, 2009, we recorded gross realized gains of $634 and $158,551, respectively from the sale of available-for-sale securities.

2.	INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at September 30, 2010 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage backed securities based on maturity date. However, we receive payments on a monthly basis.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
September 30, 2010	cost	value	cost	value

Maturing
Over one to five years	$4,047,832	$4,201,476	$—	$—
Over five to ten years	9,756,293	10,062,011	7,170,646	7,503,589
Over ten years	9,388,838	9,849,514	16,357,433	16,670,328

	$23,192,963	$24,113,001	$23,528,079	$24,173,917

Pledged securities	$—	$—	$—	$—

3. POINTER RIDGE OFFICE INVESTMENT, LLC
In 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge. As a result of this purchase, we own 62.5% of Pointer Ridge and consolidated their results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

	September 30,	December 31,
Balance Sheets	2010	2009

Current assets	$786,313	$891,233
Non-current assets	7,301,501	7,432,268
Liabilities	6,430,997	6,480,230
Equity	1,656,817	1,843,271

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Statements of Income
Revenue	$215,704	$251,274	$612,900	$1,032,235
Expenses	263,374	262,630	769,058	776,423

Net income (loss)	$(47,670)	$(11,356)	$(156,158)	$255,812

4.	INCOME TAXES
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

	Three Months Ended		Nine Months Ended
	Sepember 30,		September 30,
	2010	2009	2010	2009

Weighted average number of shares	3,880,005	3,862,364	3,880,005	3,862,364
Dilutive average number of shares	24,011	9,159	19,154	6,857
6.	STOCK-BASED COMPENSATION
We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock-based compensation expense at the date of grant. We recognize compensation expense related to stock-based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award. For the nine months ended September 30, 2010 and 2009, we recorded stock-based compensation expense of $92,175 and $106,230, respectively. For the three months ended September 30, 2010 and 2009, we recorded stock-based compensation expense of $25,923 and $15,646, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). There were no non-qualified options included in the expense calculation during the three months and nine months ended September 30, 2010 or the three months ended September 30, 2009. We recognized an $8,298 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options for the nine months ended September 30, 2009.

6.	STOCK-BASED COMPENSATION (Continued)

We have three equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan. Our Compensation Committee administers the equity incentive plans. As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years. We recognize the compensation expense associated with these grants over their respective vesting periods. At September 30, 2010, there was $114,419 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 3 years. As of September 30, 2010, there were 281,308 shares remaining available for future issuance under the equity incentive plans. Directors and officers did not exercise any options during the three month or nine month periods ended September 30, 2010 or 2009.

A summary of the stock option activity during the nine month period follows:

	September 30,
	2010		2009
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	299,270	$8.50	236,620	$9.09
Options granted	22,581	7.13	62,650	6.30
Options forfeited	—	—	—	—

Outstanding, end of period	321,851	$8.41	299,270	$8.50

Information related to options as of September 30, 2010 follows:

	Outstanding options			Exercisable options
		Weighted	Weighted		Weighted
	Number	average	average	Number	average
	of shares at	remaining	exercise	of shares at	exercise
Exercise price	September 30, 2010	term	price	September 30, 2010	price
$3.33-$4.17	11,700	0.25	$3.44	11,700	$3.44
$4.18-$5.00	18,000	1.80	4.69	18,000	4.69
$5.01-$7.64	85,231	8.59	6.52	53,294	6.42
$7.65-$8.65	37,300	7.34	7.75	37,300	7.75
$8.66-$10.00	46,620	3.89	9.74	46,620	9.74
$10.01-$11.31	123,000	5.56	10.43	119,000	10.42

	321,851	5.92	$8.41	285,914	$8.57

Intrinsic value of outstanding options where the market value exceeds the exercise price	$268,166
Intrinsic value of exercisable options where the market value exceeds the exercise price	$222,215

6.	STOCK-BASED COMPENSATION (Continued)
During the nine months ended September 30, 2010, we granted 17,641 restricted common stock awards. Of these, 8,280 will vest on December 31, 2010, 4,681 will vest on December 31, 2011 and 4,680 will vest on December 31, 2012. We did not grant any restricted common stock awards during the nine months ended September 30, 2009. A summary of the restricted stock awards during the nine month period follows:

	September 30,
	2010
		Weighted
		average
	Number	grant date
	of shares	fair value

Outstanding, beginning of period	—	$—
Restricted stock granted	17,641	7.13
Restricted stock forfeited	—	—

Outstanding, end of period	17,641	$7.13

Vested, end of period	—	—

Intrinsic value of outstanding restricted stock awards		$143,421
Intrinsic value of vested restricted stock awards		$—
7.	RETIREMENT PLAN

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, for the nine months ended September 30, 2010 and 2009 were $120,598 and $99,106, respectively. Old Line Bank’s contribution to the plan for the three months ended September 30, 2010 and 2009 were $41,648 and $35,485, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. Old Line Bank’s expenses for the SERPs for the nine month periods ended September 30, 2010 and 2009 were $163,086 and $91,738, respectively. The SERP expense for the three month periods ended September 30, 2010 and 2009 were $60,410 and $30,569, respectively. The SERPs are non-qualified defined benefit pension plans that we have not funded.
8.	FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures which defines fair value as the price that participants would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are

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

We value investment securities classified as available for sale at fair value on a recurring basis. We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2. At September 30, 2010, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value	Level 1	Level 2	Level 3
	September 30, 2010	Inputs	Inputs	Inputs
Investment securities available for sale	$24,113	$3,135	$20,978	$—

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

Loans-We estimate the fair value of loans by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories. We then adjust this calculated amount for any impairment.

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

8.	FAIR VALUE MEASUREMENTS (Continued)

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Time deposits	$7,894,859	$7,911,366	$15,031,102	$15,491,899
Investment securities	47,641,080	48,286,918	33,819,455	34,089,713
Loans	296,634,058	299,646,603	265,008,669	269,907,318

Financial liabilities
Interest bearing deposits	276,859,497	278,146,941	$245,464,373	$247,456,675
Short term borrowings	13,947,355	13,965,558	16,149,939	16,297,360
Long term borrowings	16,393,239	17,018,884	16,454,067	17,261,757

We measure certain financial assets and financial liabilities at fair value on a non-recurring basis. These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment. We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 or year ended December 31, 2009.

We also measure certain non-financial assets such as other real estate owned and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria. At September 30, 2010, other real estate owned measured at fair value using Level 2 valuation inputs was $823,169 and we did not have any repossessed property.
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

ASU No. 2010-11, “Derivatives and Hedging (Topic 815)-Scope Exception Related to Embedded Credit Derivatives” clarifies that the only form of an embedded credit derivative that is exempt from the embedded derivative bifurcation requirement are those that relate to the subordination of one financial instrument to another. Entities that have contracts containing an embedded credit derivative feature in a form other than subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective on July 1, 2010 and did not have a material impact on our consolidated results of operations or financial position.

ASU No. 2010-20 “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-2 will become effective for financial statements as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period. Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on or after January 2011.

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
Summary of Recent Performance and Other Activities
     In a continually challenging economic environment, we are pleased to report continued profitability for the third quarter of 2010. Net income available to common stockholders was $312,565 or $0.08 per basic and diluted common share for the three month period ending September 30, 2010. This was $85,882 or 37.89% higher than net income available to common stockholders of $226,683 or $0.06 per basic and diluted common share for the same period in 2009. Net income available to common stockholders was $1.3 million or $0.34 per basic and diluted common share for the nine month period ending September 30, 2010. This was $223,272 or 20.61% higher than net income available to common stockholders of $1.1 million or $0.28 per basic and diluted common share for the same period in 2009.
     During the first nine months of 2010, the following events occurred.
•	On September 1, 2010, we announced that we had executed a merger agreement that provided for the acquisition of Maryland Bankcorp.

•	We placed three additional loans on non-accrual status, foreclosed on two properties that secured non-accrual loans and charged off one non-accrual loan.

•	At September 30, 2010, we had loans to three borrowers in non-accrual status with total balances due of $3.0 million (0.73% of total assets) compared to three borrowers with total balances due of $1.6 million (0.44%) at December 31, 2009.

•	In the third quarter, we charged off one unsecured non-accrual loan in the amount of $137,151.

•	In the third quarter, we also received a deed in lieu of foreclosure on the property that secured a non-accrual loan. The loan balance was approximately $947,000 higher than the current appraised value of the property. Therefore, we charged off $947,000 of the loan balance and recorded the remaining value of $600,000 in other real estate owned.

•	At third quarter end, we had one other loan past due between 30 and 89 days in the amount of approximately $83,000. Subsequent to quarter end, the borrower submitted the payment due.

•	We decreased the provision for loan losses by $320,000 from $760,000 to $440,000.

•	The loan portfolio grew $31.6 million or 11.92%.

•	Total deposits grew $54.8 million or 19.14%.

•	We maintained liquidity and by all regulatory measures remained “well capitalized”.

•	We recognized a loss on our investment in Pointer Ridge of approximately $97,599.

•	Andre’ J. Gingles was appointed to our Board of Directors.

•	Our Greenbelt lending team that we hired in December 2009 was a significant contributor to our loan and deposit growth.
     The following summarizes the highlights of our financial performance for the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2010	2009	$ Change	% Change

Net income available to common stockholders	$313	$227	$86	37.89%
Interest revenue	4,759	4,392	367	8.36
Interest expense	1,234	1,406	(172)	(12.23)
Net interest income after provision for loan losses	3,325	2,777	548	19.73
Non-interest revenue	303	368	(65)	(17.66)
Non-interest expense	3,068	2,384	684	28.69
Average total loans	292,831	260,563	32,268	12.38
Average interest earning assets	362,678	309,189	53,489	17.30
Average total interest bearing deposits	273,879	226,719	47,160	20.80
Average non-interest bearing deposits	55,552	39,760	15,792	39.72
Net interest margin (1)	3.90%	3.89%
Return on average equity	3.39%	5.37%
Basic earnings per common share	$0.08	$0.06	$0.02	33.33
Diluted earnings per common share	0.08	0.06	0.02	33.33

(1)	See “Reconciliation of Non-GAAP Measures”

     The following summarizes the highlights of our financial performance for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Nine months ended September 30,
	(Dollars in thousands)
	2010	2009	$ Change	% Change

Net income available to common stockholders	$1,307	$1,084	$223	20.57%
Interest revenue	13,723	12,721	1,002	7.88
Interest expense	3,763	4,272	(509)	(11.91)
Net interest income after provision for loan losses	9,520	7,690	1,830	23.80
Non-interest revenue	867	1,507	(640)	(42.47)
Non-interest expense	8,373	6,718	1,655	24.64
Average total loans	280,523	251,428	29,095	11.57
Average interest earning assets	351,169	302,587	48,582	16.06
Average total interest bearing deposits	258,025	214,289	43,736	20.41
Average non-interest bearing deposits	51,586	38,451	13,135	34.16
Net interest margin (1)	3.84%	3.77%
Return on average equity	4.83%	5.22%
Basic earnings per common share	$0.34	$0.28	$0.06	21.43
Diluted earnings per common share	0.34	0.28	0.06	21.43

(1)	See “Reconciliation of Non-GAAP Measures”
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
     On September 1, 2010, we announced that we had executed a merger agreement that provides for the acquisition of Maryland Bankcorp, the parent company of Maryland Bank & Trust Company, N.A. This acquisition will create the sixth-largest independent commercial bank based in Maryland, with assets of more than $750 million and with 20 full service branches serving five counties. During the third quarter, teams from both institutions have worked, and continue to work diligently to join the two organizations. We plan to complete the merger during the 1st quarter of 2011.
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
     Although the current economic climate continued to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank east of Washington D.C. While it remains uncertain whether the economy will continue on its path towards recovery, it appears the economy may reach sustainable recovery during 2011. We remain cautiously optimistic that we have identified any problem assets and the remaining borrowers will continue to stay current on their loans. Now that we have announced the acquisition of Maryland Bankcorp, substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy.
     Until completion of the merger with Maryland Bankcorp, we anticipate that merger related expenses will cause lower than expected earnings. We anticipate the merger will be accretive to earnings by the end of 2011. Because of the new branches and the loan production team hired in 2009, we anticipate salaries and benefits expenses and other operating expenses will continue to increase during the remainder of 2010. We also expect that salaries and benefits expenses and other operating expenses will increase in 2011 following the merger with Maryland Bankcorp. We anticipate that, over time, income generated from the branches opened in 2009 and our new loan officers, as well as the new branches and employees we will acquire as a result of the merger, will offset any increase in expenses. We also expect that for the remainder of 2010 Pointer Ridge will operate at a loss. We believe with our 10 branches, the addition of Maryland Bankcorp’s 10 branches and staff, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

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
Three months ended September 30, 2010 compared to three months ended September 30, 2009
     Net interest income after provision for loan losses for the three months ended September 30, 2010 increased $548,465 or 19.75% to $3.3 million from $2.8 million for the same period in 2009.
     Interest revenue increased from $4.4 million for the three months ended September 30, 2009 to $4.8 million for the same period in 2010. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities. A decline in interest rates on these interest earning assets partially offset this growth. The interest rate on interest bearing liabilities also declined at a faster rate than the rate on interest earning assets. This resulted in a slight improvement in the net interest margin which also increased net interest income.
     Changes in the federal funds rate and the prime rate impact the interest rates on interest earning assets, net interest income and net interest margin. The prime interest rate, which is the rate banks offer to borrowers with strong credit, began 2008 at 7.25% and decreased 400 basis points during the year. The federal funds rate also declined 400 basis points during 2008. During the third quarter and nine months of 2009 and 2010, the prime interest rate was 3.25% and the intended federal funds rate remained relatively constant at zero to 0.25%. These declines have caused the short and long term interest yield to decline dramatically during the past two years from prior periods. As a result, when investments and loans matured during 2009 and 2010, they were reinvested in lower yielding securities and loans.
     We offset the effect on net income caused by these declines primarily by growing total average interest earning assets $53.5 million or 17.30% to $362.7 million for the three months ended September 30, 2010 from $309.2 million for the three months ended September 30, 2009. The growth in average interest earning assets derived from a $32.2 million increase in average total loans, a $7.0 million increase in average interest bearing deposits and an $11.5 million increase in average investment securities. The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities. The growth in average interest bearing liabilities derived primarily from the $47.2 million increase in average interest bearing deposits which increased to $273.9 million for the three months ended September 30, 2010 from $226.7 million for the three months ended September 30, 2009. A $1.8 million decrease in average borrowed funds decreased the total growth in interest bearing liabilities.
     Our net interest margin was 3.90% for the three months ended September 30, 2010 as compared to 3.89% for the three months ended September 30, 2009. The yield on average interest earning assets declined during the period 44 basis points from 5.69% for the quarter ended September 30, 2009 to 5.25% for the quarter ended September 30, 2010. This decrease was primarily because we received a lower rate on interest bearing deposits and the average rate on the loan portfolio declined 25 basis points. As outlined above, we partially offset these rate reductions through growth in the loan portfolio. The decline in interest rates also lowered our cost of interest bearing deposits in the three month period to 1.43% from 2.02%. Our cost of borrowed funds increased slightly during the period to 2.95% from 2.84% in 2009.

     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended September 30, 2010 and 2009, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended September 30,	2010			2009
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$3,169,347	$2,657	0.33%	$434,238	$233	0.21%
Interest bearing deposits	17,563,292	43,979	0.99	10,513,525	48,522	1.83
Investment securities(1)(2)
U.S. government agency	5,223,912	44,562	3.38	7,568,260	80,034	4.20
Mortgage backed securities	41,442,021	373,619	3.58	25,968,160	276,302	4.22
Municipal securities	2,309,832	29,134	5.00	2,455,492	31,323	5.06
Other	2,522,421	16,977	2.67	3,976,513	18,047	1.80

Total investment securities	51,498,186	464,292	3.58	39,968,425	405,706	4.03

Loans: (1) (3)
Commercial	80,732,917	1,102,357	5.42	75,254,258	1,063,052	5.60
Mortgage	198,135,067	2,993,170	5.99	169,750,186	2,707,705	6.33
Consumer	13,963,419	193,706	5.50	15,558,258	211,507	5.39

Total loans	292,831,403	4,289,233	5.81	260,562,702	3,982,264	6.06
Allowance for loan losses	2,383,989	—	—	2,290,316	—	—

Total loans, net of allowance	290,447,414	4,289,233	5.86	258,272,386	3,982,264	6.12

Total interest earning assets(1)	362,678,239	4,800,161	5.25	309,188,574	4,436,725	5.69

Non-interest bearing cash	9,382,943			7,567,129
Premises and equipment	17,126,259			14,717,765
Other assets	12,453,680			10,094,330

Total assets	$401,641,121			$341,567,798

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$8,942,236	7,723	0.34	$7,058,391	6,611	0.37
Money market and NOW	59,392,839	135,468	0.90	34,630,956	47,773	0.55
Other time deposits	205,543,927	842,759	1.63	185,029,565	1,098,982	2.36

Total interest bearing deposits	273,879,002	985,950	1.43	226,718,912	1,153,366	2.02
Borrowed funds	33,415,351	248,292	2.95	35,187,194	252,263	2.84

Total interest bearing liabilities	307,294,353	1,234,242	1.59	261,906,106	1,405,629	2.13

Non-interest bearing deposits	55,552,085			39,760,199

	362,846,438			301,666,305
Other liabilities	1,575,711			1,721,983
Non-controlling interest	628,126			700,862
Stockholders’ equity	36,590,846			37,478,648

Total liabilities and stockholders’ equity	$401,641,121			$341,567,798

Net interest spread(1)			3.66			3.56

Net interest income and Net interest margin(1)		$3,565,919	3.90%		$3,031,096	3.89%

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	Average non-accruing loans for the three month periods ended September 30, 2010 and 2009 were $4,157,490 and $1,623,984, respectively.

          Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     Net interest income after provision for loan losses for the nine months ended September 30, 2010 increased $1.8 million or 23.38% to $9.5 million from $7.7 million for the same period in 2009. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities. A decline in interest rates on these interest earning assets partially offset this growth. The interest rate on interest bearing deposits also declined at a faster rate than the rate on interest earning assets. This resulted in an improvement in the net interest margin which also increased net interest income.
     We offset the effect on net income caused by the previously discussed declines in the prime interest rate and federal funds rate during the past two years primarily by growing total average interest earning assets $48.6 million or 16.06% to $351.2 million for the nine months ended September 30, 2010 from $302.6 million for the nine months ended September 30, 2009. The growth in average interest earning assets derived from a $29.1 million increase in average total loans, a $9.0 million increase in average interest bearing deposits and a $9.1million increase in average investments. The growth in net interest income that derived from the increase in total average interest earning assets was offset by growth in average interest bearing liabilities which grew $47.0 million. This growth in average interest bearing liabilities resulted from a $43.7 million increase in average interest bearing deposits and a $3.3 million increase in average borrowed funds.
     Our net interest margin was 3.84% for the nine months ended September 30, 2010 as compared to 3.77% for the nine months ended September 30, 2009. The yield on average interest earning assets declined 39 basis points during the period from 5.66% for the nine months ended September 30, 2009 to 5.27% for the nine months ended September 30, 2010. This decrease was primarily because we received a lower rate on interest bearing deposits and the average rate on the loan portfolio declined 17 basis points. This was partially offset by a slightly higher rate on federal funds. As outlined above, we partially offset these rate reductions through growth in the loan portfolio. The decline in interest rates also lowered our cost of interest bearing deposits to 1.53% from 2.18% and our cost of borrowed funds to 2.58% from 2.69% in 2009.
     With our new branches, our expanded commercial lending team and increased recognition in Prince Georges’ and Anne Arundel Counties, and with continued growth in deposits, we anticipate that we will continue to grow interest earning assets during the remainder of 2010. If the Federal Reserve continues to maintain the federal funds rate at current levels and the economy continues to improve, we believe that we can continue to grow total loans and deposits for the remainder of 2010. We also believe that we will continue to maintain the net interest margin. As a result of this growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during the remainder of 2010, although there can be no guarantee that this will be the case.

     The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the nine months ended September 30, 2010 and 2009, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Nine Months Ended September 30,	2010			2009
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield

Assets:
Federal funds sold(1)	$2,283,849	$4,843	0.28%	$531,620	$974	0.24%
Interest bearing deposits	22,581,649	165,310	0.98	13,636,155	191,634	1.88
Investment securities(1)(2)
U.S. Treasury	—	—	—	250,899	7,647	4.07
U.S. government agency	6,288,382	140,487	2.99	8,825,257	278,014	4.21
Mortgage backed securities	36,911,796	1,047,096	3.79	24,684,708	800,666	4.34
Municipal securities	2,373,576	87,929	4.95	2,568,238	96,414	5.02
Other	2,692,301	54,273	2.70	2,899,569	49,965	2.30

Total investment securities	48,266,055	1,329,785	3.68	39,228,671	1,232,706	4.20

Loans: (1) (3)
Commercial	76,838,797	3,166,333	5.51	69,573,990	3,106,287	5.97
Mortgage	189,322,040	8,585,283	6.06	166,344,728	7,627,432	6.13
Consumer	14,362,349	592,240	5.51	15,508,917	646,997	5.58

Total loans	280,523,186	12,343,856	5.88	251,427,635	11,380,716	6.05
Allowance for loan losses	2,485,503	—		2,237,045	—

Total loans, net of allowance	278,037,683	12,343,856	5.94	249,190,590	11,380,716	6.11

Total interest earning assets(1)	351,169,236	13,843,794	5.27	302,587,036	12,806,030	5.66

Non-interest bearing cash	8,952,613			7,242,201
Premises and equipment	17,185,259			13,820,618
Other assets	12,300,672			10,078,923

Total assets	$389,607,780			$333,728,778

Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$8,170,909	21,561	0.35	$6,750,524	18,925	0.37
Money market and NOW	50,695,217	325,472	0.86	33,234,630	117,407	0.47
Other time deposits	199,158,747	2,613,282	1.75	174,303,932	3,363,289	2.58

Total interest bearing deposits	258,024,873	2,960,315	1.53	214,289,086	3,499,621	2.18
Borrowed funds	41,651,147	803,025	2.58	38,421,693	772,037	2.69

Total interest bearing liabilities	299,676,020	3,763,340	1.68	252,710,779	4,271,658	2.26

Non-interest bearing deposits	51,586,292			38,450,973

	351,262,312			291,161,752

Other liabilities	1,529,766			1,641,626
Non-controlling interest	651,017			691,255
Stockholders’ equity	36,164,685			40,234,145

Total liabilities and stockholders’ equity	$389,607,780			$333,728,778

Net interest spread(1)			3.59			3.40

Net interest income and Net interest margin(1)		$10,080,454	3.84%		$8,534,372	3.77%

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

(3)	Average non-accruing loans for the nine month periods ended September 30, 2010 and 2009 were $3,103,083 and $1,584,801, respectively.

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated. We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.
Rate/Volume Variance Analysis

	Three months Ended September 30,
	2010 compared to 2009
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$2,424	$634	$1,790
Time deposits in other banks	(4,543)	(50,833)	46,290
Investment Securities(1)
U.S. government agency	(35,472)	(25,268)	(10,204)
Mortgage backed securities	97,317	(116,938)	214,255
Municipal securities	(2,189)	(939)	(1,250)
Other	(1,070)	10,185	(11,255)
Loans:(1)
Commercial	39,305	(74,529)	113,834
Mortgage	285,465	(345,218)	630,683
Consumer	(17,801)	11,290	(29,091)

Total interest revenue (1)	363,436	(591,616)	955,052

Interest bearing liabilities
Savings	1,112	(1,297)	2,409
Money market and NOW	87,695	68,736	18,959
Other time deposits	(256,223)	(458,535)	202,312
Borrowed funds	(3,971)	15,898	(19,869)

Total interest expense	(171,387)	(375,198)	203,811

Net interest income(1)	$534,823	$(216,418)	$751,241

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Rate/Volume Variance Analysis

	Nine months Ended September 30,
	2010 compared to 2009
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$3,869	$232	$3,637
Time deposits in other banks	(26,324)	(137,219)	110,895
Investment Securities(1)
U.S. Treasury	(7,647)	—	(7,647)
U.S. government agency	(137,527)	(79,070)	(58,457)
Mortgage backed securities	246,430	(138,285)	384,715
Municipal securities	(8,485)	(1,604)	(6,881)
Other	4,308	8,710	(4,402)
Loans:(1)
Commercial	60,046	(292,327)	352,373
Mortgage	957,851	(110,845)	1,068,696
Consumer	(54,757)	(9,466)	(45,291)

Total interest revenue (1)	1,037,764	(759,874)	1,797,638

Interest bearing liabilities
Savings	2,636	(1,449)	4,085
Money market and NOW	208,065	140,513	67,552
Other time deposits	(750,007)	(1,281,894)	531,887
Borrowed funds	30,988	(38,715)	69,703

Total interest expense	(508,318)	(1,181,545)	673,227

Net interest income(1)	$1,546,082	$421,671	$1,124,411

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

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
     The provision for loan losses was $200,000 for the three months ended September 30, 2010, as compared to $210,000 for the three months ended September 30, 2009, a decrease of $10,000 or 4.76%. After completing the analysis outlined below, during the three month period ended September 30, 2010, we decreased the provision for loan losses primarily because our asset quality remained stable and the economy showed evidence of continued improvement. As previously mentioned, while it remains uncertain whether the economy will continue on its path towards recovery, it appears the economy may reach a sustainable recovery during 2011 and we remain cautiously optimistic that our borrowers will continue to stay current on their loans. The $200,000 provision supported the 3.78% growth in the loan portfolio during the period.
     The provision for the nine month period was $440,000. This represented a $320,000 or 42.11% decrease as compared to the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we decreased the provision for loan losses because we believe that in 2009 we specifically identified and appropriately reserved for any potential deterioration in the loan portfolio caused by the tumultuous economic climate. We believe the economy has stabilized in 2010. We also believe that we have appropriately identified and allocated specific reserves to previously identified borrowers that represent increased risk or potential loss. At quarter end, we had 3 real estate loans totaling $2.98 million in non-performing loans. We have also completed foreclosure on two properties that we value at $823,000. We had one other loan in the amount of approximately $83,000 past due between 30 and 89 days. Subsequent to quarter end, the borrower paid the payment that was past due on this loan. As outlined below, we are currently working towards resolution with all of these borrowers and we have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.
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
     In the event that our review of the adequacy of the allowance results in any unallocated amounts, we reallocate such amounts to our loan categories based on the percentage that each category represents to total gross loans. We have risk management practices designed to ensure timely identification of changes in loan risk profiles. However, undetected losses inherently exist within the portfolio. We believe that the allocation of the unallocated portion of the reserve in the manner described above is appropriate. Although we may allocate specific portions of the allowance for specific credits or other factors, the entire allowance is available for any credit that we should charge off. We will not create a separate valuation allowance unless we consider a loan impaired. At December 31, 2009, we had 3 non-accrual loans totaling $1.59 million. During 2009, we increased the provision because we recognized that the economy may cause increased hardships for our borrowers and there was a higher probability that we may incur losses on these loans. In the third quarter of 2010, we charged off one unsecured non-accrual loan in the amount of $137,151. In the third quarter of 2010, we also received a deed in lieu of foreclosure on the property that secured a non-accrual loan. The loan balance was approximately $947,000 higher than the current appraised value of the property. Therefore, we charged off approximately $947,000 of the loan balance and recorded the remaining value of $600,000 in other real estate owned. As outlined below in the Loan Portfolio section of this report, we have allocated a specific valuation allowance to those loans where we anticipate a loss.
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
     The allowance for loan losses represented 0.61% of gross loans at September 30, 2010 and 0.93% as of December 31, 2009. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

     The following table provides an analysis of the allowance for loan losses for the periods indicated:
Allowance for Loan Losses

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2010	2009	2009

Balance, beginning of period	$2,481,716	$1,983,751	$1,983,751
Provision for loan losses	440,000	760,000	900,000

Chargeoffs:
Commercial	(137,151)	—	—
Mortgage	(958,472)	(344,825)	(344,825)
Consumer	(4,194)	(50,240)	(57,210)

Total chargeoffs	(1,099,817)	(395,065)	(402,035)
Recoveries:
Mortgage	3,650	—	—
Consumer	723	—	—

Total recoveries	4,373	—	—

Net (chargeoffs) recoveries	(1,095,444)	(395,065)	(402,035)

Balance, end of period	$1,826,272	$2,348,686	$2,481,716

Ratio of allowance for loan losses to:
Total gross loans	0.61%	0.89%	0.93%
Non-accrual loans	61.29%	148.41%	156.43%
Ratio of net-chargeoffs during period to average total loans during period	0.391%	0.157%	0.158%

     The following table provides a breakdown of the allowance for loan losses:

	Allocation of Allowance for Loan Losses September 30,				December 31,
	2010		2009		2009

		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category

Consumer & others	$8,267	0.47%	$9,331	0.53%	$10,319	0.57%
Boat	153,479	3.96	81,292	5.09	81,417	4.91
Mortgage	1,235,001	67.63	1,540,845	65.61	1,845,126	66.74
Commercial	429,525	27.94	717,218	28.77	544,854	27.78

Total	$1,826,272	100.00%	$2,348,686	100.00%	$2,481,716	100.00%

     Non-interest Revenue
     Three months ended September 30, 2010 compared to three months ended September 30, 2009
     Non-interest revenue totaled $303,246 for the three months ended September 30, 2010, a decrease of $65,162 or 17.69% from the 2009 amount of $368,408. Non-interest revenue for the three months ended September 30, 2010 and September 30, 2009 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, and other fees and commissions including revenues with respect to Pointer Ridge. The primary cause of the decline in non-interest revenue was the $55,578 decrease in other fees and commission as a result of the $73,083 decrease in income from Pointer Ridge rent and other revenue during the 2010 period compared to the same period in 2009. The loss of tenants in the building that Pointer Ridge owns caused the decline in the rent and other revenue that we earn from Pointer Ridge. Other fees and commissions (excluding Pointer Ridge) increased $17,505 primarily because of an increase in ATM, debit card and letter of credit fees partially offsetting the decrease in income and other revenue from Pointer Ridge. The decline in the interest we earned on our bank owned life insurance, which declined as a result of a decline in the interest rates paid on these investments, also contributed to the decrease in non-interest revenue during the period.
     The following table outlines the changes in non-interest revenue for the three month periods.

	September 30,	September 30,
	2010	2009	$ Change	% Change
Service charges on deposit accounts	$78,247	$80,641	$(2,394)	(2.97)%
Gain on sales of investment securities	—	634	(634)	(100.00)
Earnings on bank owned life insurance	83,963	95,322	(11,359)	(11.92)
Pointer Ridge rent and other revenue	78,126	151,209	(73,083)	(48.33)
Gain (loss) on disposal of assets	—	(4,803)	4,803	100.00
Other fees and commissions	62,910	45,405	17,505	38.55

Total non-interest revenue	$303,246	$368,408	$(65,162)	(17.69)%

     Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     Non-interest revenue declined $639,820 during the nine month period ended September 30, 2010 primarily because of the $432,485 decline in rent and other revenue from Pointer Ridge and the $158,551decline in gain on sales of investment securities. During the first nine months of 2009, Pointer Ridge produced $521,605 in rental income that is included in other fees and commissions. As outlined in our March 2010 report, approximately $300,000 of that amount derived from a non-recurring lease termination fee. During the same period in 2010, we received $206,825 in rental income from Pointer Ridge. The absence of the lease termination fee in 2010 and the subsequent loss of additional tenants in the building owned by Pointer Ridge were the major causes of the decline in non-interest revenue. Service charges on deposit accounts increased $5,983 in 2010 primarily as a result of an increase in customers. Other fees and commissions (excluding Pointer Ridge) decreased $30,704 primarily because in 2010, we received $25,530 in rental income from the tenant who leased the second floor of our branch located at 301 Crain Highway, Waldorf, Maryland compared to $84,270 in 2009. The tenant terminated his lease in March 2010. As a result, rental income declined $58,740. An increase in other loan fees and letter of credit fees offset a portion of this decline.
     The following table outlines the changes in non-interest revenue for the nine month periods.

	September 30,	September 30,
	2010	2009	$ Change	% Change
Service charges on deposit accounts	$231,478	$225,495	$5,983	2.65%
Gain on sales of investment securitites	—	158,551	(158,551)	(100.00)
Earnings on bank owned life insurance	254,071	282,937	(28,866)	(10.20)
Pointer Ridge rent and other revenue	206,825	639,310	(432,485)	(67.65)
Gain (loss) on disposal of assets	—	(4,803)	4,803	(100.00)
Other fees and commissions	174,814	205,518	(30,704)	(14.94)

Total non-interest revenue	$867,188	$1,507,008	$(639,820)	(42.46)%

     Because of the business development efforts of our lenders, managers and the new branches that we have opened, we expect that customer relationships will continue to grow during the remainder of 2010. We anticipate this growth will cause an increase in service charges on deposit accounts. We expect our earnings on bank owned life insurance will remain stable during the remainder of 2010. The tenant in our Crain Highway location has vacated the building. We will not lease this building to other tenants because we anticipate that we may use this space if we complete the acquisition of Maryland Bankcorp. As a result, we will not have rental income from this facility during the remainder of 2010. We anticipate that rental income from Pointer Ridge for the fourth quarter of 2010 will remain comparable to that received during the third quarter of 2010.

     Non-interest Expense
Three months ended September 30, 2010 compared to three months ended September 30, 2009
     Non-interest expense increased $684,101 for the three months ended September 30, 2010. The following chart outlines the changes in non-interest expenses for the period.

	September 30,	September 30,
	2010	2009	$ Change	% Change
Salaries	$1,263,368	$1,075,572	$187,796	17.46%
Employee benefits	319,550	242,778	76,772	31.62
Occupancy	330,752	306,871	23,881	7.78
Equipment	105,342	96,004	9,338	9.73
Data processing	126,412	90,821	35,591	39.19
Pointer Ridge other operating	111,791	168,322	(56,531)	(33.59)
FDIC insurance and State of Maryland assessments	130,595	100,590	30,005	29.83
Merger Expense	187,125	—	187,125	100.00
Other operating	493,277	303,153	190,124	62.72

Total non-interest expenses	$3,068,212	$2,384,111	$684,101	28.69%

     Salaries, employee benefits, occupancy, equipment, data processing and other operating expenses increased primarily because of increased operating expenses from the branches that we opened in 2009 and the new lending team that we hired in December 2009. The transfer of the ownership of other real estate owned from the borrower’s name to ours and maintenance of these properties contributed approximately $35,000 to the increase in other operating expenses. Pointer Ridge other operating expense decreased primarily because there were fewer tenants in the building and operating expenses associated with the building were lower. During the three month period, we incurred $187,125 in costs associated with the agreement to acquire Maryland Bankcorp for attorney, advisory and accounting fees.
Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     The following chart outlines the changes in non-interest expenses for the period.

	September 30,	September 30,
	2010	2009	$ Change	% Change
Salaries	$3,559,727	$2,851,559	$708,168	24.83%
Employee benefits	987,488	760,624	226,864	29.83
Occupancy	983,209	773,177	210,032	27.16
Equipment	311,370	258,398	52,972	20.50
Data processing	325,912	247,812	78,100	31.52
Pointer Ridge other operating	314,191	320,440	(6,249)	(1.95)
FDIC insurance and State of Maryland assessments	361,263	442,892	(81,629)	(18.43)
Merger Expense	187,125	—	187,125	100.00
Other operating	1,342,623	1,063,587	279,036	26.24

Total non-interest expenses	$8,372,908	$6,718,489	$1,654,419	24.62%

     Non-interest expense for the nine months ended September 30, 2010 increased $1.7 million or 24.62% to $8.4 million compared to $6.7 million for the same period in 2009. Salaries, employee benefits, occupancy, equipment, data processing expenses, and other operating expenses increased primarily because of increased operating expenses from the branches that we opened in 2009 and the new lending team that we hired in December 2009. Benefits also increased because of the increase in stock option and restricted stock awards granted in the first quarter of 2010. The transfer of the ownership of other real estate owned from the borrower’s name to ours and maintenance of these properties contributed approximately $42,000 to the increase in other operating expenses. FDIC and State of Maryland assessments decreased because of the elimination of the special assessment of approximately $150,000. This savings was offset by increased rates and higher deposit levels. During the nine month period, we incurred $187,125 in costs associated with the agreement to acquire Maryland Bankcorp for attorney, advisory and accounting fees.
     For the remainder of 2010, we anticipate non-interest expenses will remain relatively stable and will exceed last year’s expenses. During the remainder of 2010, we will continue to incur increased salary, benefits, occupancy, equipment and data processing expenses related to the new Fairwood and Crofton locations and increased operational expenses associated with these branches. We will also incur increased salary and benefits expenses associated with our new lending team and increased FDIC insurance premiums as our deposits continue to grow. We also anticipate that we will continue to incur legal, accounting and advisory fees associated with the merger of Maryland Bankcorp.
     Income Taxes
     Three months ended September 30, 2010 compared to three months ended September 30, 2009
     Income tax expense was $265,299 (47.38% of pre-tax income) for the three months ended September 30, 2010 as compared to $257,512 (33.85% of pre-tax income) for the same period in 2009. The $187,125 merger expense is non-deductible for tax purposes and was the primary cause of the increase in the tax rate.
     Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     Income tax expense was $765,431 (38.00% of pre-tax income) for the nine months ended September 30, 2010 as compared to $812,414 (32.78% of pre-tax income) for the same period in 2009. The $187,125 merger expense is non-deductible for tax purposes and was the primary cause of the increase in the tax rate.
     Net Income Available to Common Stockholders
     Three months ended September 30, 2010 compared to three months ended September 30, 2009
     Net income attributable to Old Line Bancshares was $312,565 for the three months ended September 30, 2010 compared to $507,532 for the three month period ended September 30, 2009. Net income available to common stockholders was $312,565 or $0.08 per basic and diluted common share for the three month period ending September 30, 2010 compared to net income available to common stockholders of $226,683 or $0.06 per basic and diluted common share for the same period in 2009. The decrease in net income attributable to Old Line Bancshares for the 2010 period was primarily the result of a $684,101 increase in non-interest expense which includes $187,125 in cost associated with the agreement to acquire Maryland Bankcorp. In addition, a $65,162 decrease in non-interest revenue, and a $7,787 increase in income taxes compared to the 2009 period added to the decline in net income attributable to Old Line Bancshares. These items were partially offset by a $548,465 increase in net interest income after provision for loan losses compared to the same period in 2009. The increase in net income available to common stockholders for the 2010 period was a result of our repurchase during 2009 from the U.S. Treasury the 7,000 shares of preferred stock that we issued to them as part of the Troubled Asset Relief Program. As a result of this repurchase, we no longer pay dividends on the preferred stock. Earnings per common share increased to $0.08 for the period on a basic and diluted basis because of the items outlined above.

     Nine months ended September 30, 2010 compared to nine months ended September 30, 2009
     Net income attributable to Old Line Bancshares decreased $262,721 or 16.73% for the nine months ended September 30, 2010 to $1.3 million from $1.6 million for the nine month period ended September 30, 2009. Net income available to common stockholders was $1.3 million or $0.34 per basic and diluted common share for the nine month period ending September 30, 2010 compared to net income available to common stockholders of $1.1 million or $0.28 per basic and diluted common share for the same period in 2009. The decrease in net income attributable to Old Line Bancshares for the 2010 period was primarily the result of a $639,820 decrease in non-interest revenue and a $1.7 million increase in non-interest expense compared to the 2009 period, which includes $187,125 in costs associated with the merger agreement with Maryland Bankcorp, discussed in other sections of this report. These items were not fully offset by a $1.8 million increase in net interest income after provision for loan losses and a $46,983 decrease in income taxes compared to the same period in 2009. The increase in net income available to common stockholders for the 2010 period was a result of our repurchase during 2009 from the U.S. Treasury the 7,000 shares of preferred stock that we issued to them as part of the Troubled Asset Relief Program. As a result of this repurchase, we no longer pay dividends on the preferred stock. Earnings per common share increased to $0.34 for the period on a basic and diluted basis because of the items outlined above.
Analysis of Financial Condition
     Investment Securities
     Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock. We have prudently managed our investment portfolio to maintain liquidity and safety and we have never owned stock in Fannie Mae or Freddie Mac or any of the more complex securities available in the market. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we generally intend to hold the investment securities until maturity, we classify a portion of the investment securities as available for sale. We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for investment securities classified in the held to maturity category at amortized cost. Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities. There are no trading securities in the portfolio.
     The investment securities at September 30, 2010 amounted to $47.6 million, an increase of $13.8 million, or 40.83%, from the December 31, 2009 amount of $33.8 million. Available for sale investment securities decreased to $24.1 million at September 30, 2010 from $28.0 million at December 31, 2009. Held to maturity securities at September 30, 2010 increased to $23.5 million from the $5.8 million balance on December 31, 2009. Deposits and customer sweep accounts (short term borrowings) grew at a faster rate than our loans. Therefore, we deployed the excess funds into held to maturity securities. The fair value of available for sale securities included net unrealized gains of $920,038 at September 30, 2010 (reflected as unrealized gains of $557,129 in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $609,165 ($368,880 net of taxes) as of December 31, 2009. In general, the increase in fair value was a result of maturities, decreasing market rates and changes in investment ratings. We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio
     Commercial loans and loans secured by real estate comprise the majority of the loan portfolio. Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.
     The loan portfolio, net of allowance, unearned fees and origination costs, increased $31.6 million or 11.92% to $296.6 million at September 30, 2010 from $265.0 million at December 31, 2009 Commercial business loans increased by $9.0 million (12.13%), commercial real estate loans increased by $28.9 million (23.31%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $3.1 million (13.25%), real estate construction loans (primarily commercial real estate construction) decreased by $8.8 million (28.48%) and consumer loans decreased by $1.4 million (9.59%) from their respective balances at December 31, 2009. During the first nine months of 2010, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period. In spite of these payoffs, we experienced an 11.93% growth in the loan portfolio. We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors. We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2010 and continue to grow the loan portfolio. However, the current economic climate may cause slower loan growth.
     The following table summarizes the composition of the loan portfolio by dollar amount and percentages:
Loan Portfolio
(Dollars in thousands)

	September 30,		December 31,
	2010		2009

Real Estate
Commercial	$152,929	51.32%	$124,002	46.44%
Construction	22,104	7.42	30,872	11.56
Residential	26,477	8.89	23,350	8.74
Commercial	83,243	27.94	74,175	27.78
Consumer	13,210	4.43	14,622	5.48

	297,963	100.00%	267,021	100.00%

Allowance for loan losses	(1,827)		(2,481)
Deferred loan costs, net	498		469

	$296,634		$265,009

     Asset Quality
     Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.
     As outlined below, we have only two construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.
Loans With Interest Paid From Loan Advances
(Dollars in thousands)

	September 30,			December 31,
	2010			2009

	# of			# of
	Borrowers	(000’s	)	Borrowers	(000’s	)
Hotels	1	$967		1	$1,741
Single family acquisition & development	1	2,406		2	4,028

	2	$3,373		3	$5,769

     With the exception of the three non-accrual loans, all of our loans are performing in accordance with contractual terms. Management has identified an additional 7 potential problem loans totaling $1.9 million that are complying with their repayment terms. Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these credits.
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
     As previously discussed in the provision for loan losses section of this report, at September 30, 2010, we had three loans totaling $2.98 million that were 90 days past due and were classified as non-accrual compared to three loans in the amount of $1.6 million at December 31, 2009. At September 30, 2010, we have completed foreclosure on two commercial properties and hold these properties in other real estate owned at a value of $823,169.
     The table below outlines the transfer of loans from and to non-accrual status for the nine month period:

	# of	Loan
	Borrowers	Balance
Beginning Balance	3	$1,586
Added to non-accrual		3,301
Charged-off		(1,084)
Transferred to other real estate owned		(823)

Ending balance non-accrual loans	3	$2,980

     During the first quarter of 2008, the borrower on the first non-accrual loan that has a balance of $810,291 began remitting payments and advised us that the borrower planned to make all past due interest and principal current prior to June 30, 2009. Through October 2008, the borrower remitted regular payments plus a portion of the arrearage. In November 2008, the borrower requested a revision to this repayment schedule with full repayment of all past due amounts to occur by May 2010. In October 2009, the borrower re-entered bankruptcy under Chapter 11 of the United States Bankruptcy Code. A commercial real estate property secures this loan. We have obtained a “lift stay” on the property and we have proceeded with foreclosure. We are currently waiting for the ratification of the foreclosure on the property. The loan to value at inception of this loan was 80% and an appraisal received in 2010 indicates that the current loan principal to value is less than 80%. Once we receive ratification of the foreclosure, we plan to list the property for sale. As of September 30, 2010, the interest not accrued on this loan was $197,050 none of which was included in net income for the three or nine months ended September 30, 2010. We have not designated a specific allowance for this non-accrual loan.
     The second loan in the amount of $553,039 is a land development loan secured by real estate. The borrower on this loan has filed bankruptcy. A recent appraisal of the property securing this loan indicates that the value of the collateral is sufficient to provide repayment and we do not consider this loan impaired. We are in the process of receiving a deed in lieu of foreclosure on this property. We are in negotiations with a purchaser for this property. Once we receive the deed to the property, we plan to proceed with sale of the property. The total non-accrued interest on this loan as of September 30, 2010 was $30,371 none of which was included in net income in the three or nine month period ended September 30, 2010.
     The third loan, which we added to non-accrual in the third quarter, is also a residential land acquisition and development loan with a balance of $1,616,317 at September 30, 2010. The non-accrued interest on this loan was $73,986 at September 30, 2010, none of which is included in interest income. We have obtained a judgment against the guarantors on this loan. At inception, the loan to value on this loan was less than 80% and we have received an appraisal that indicates the current value of the collateral that secures this loan is insufficient for repayment. We are currently working with the borrower and the guarantor to obtain additional collateral. At this point, we consider this loan impaired. We have allocated $200,000 of the allowance for loan losses to this loan.
     As discussed in the provision for loan losses section of this report, during the third quarter we charged $137,151 to the allowance for loan losses for an unsecured credit facility in the amount of $137,151 that we previously classified as non-accrual.
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
     As of September 30, 2010, we owned two properties totaling $823,169 as a result of foreclosures. One property is valued at $223,169. As outlined in our December 31, 2009 Annual Report on Form 10-K, in March 2010, we completed foreclosure on this property. We have listed that property for sale and have accepted a contract from a non-affiliated buyer for purchase of the property. The purchaser has requested an extension to a 60 day feasibility period and a 45 day settlement period. If the settlement occurs, we anticipate that we will receive full repayment of all amounts due during the fourth quarter of 2010.
     The second property originally secured a residential land acquisition and development loan with a balance of $1,546,739. In the third quarter of 2010, we received a deed in lieu of foreclosure on this property. A recent appraisal indicated the value of the property was insufficient to repay the full principal balance and cost associated with selling the property. Therefore, we recognized this impairment and charged $946,739 to the allowance for loan losses in the third quarter and report the current value of $600,000 in other real estate owned.
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
     As of September 30, 2010, we had one impaired loan as outlined above and one restructured loan. At December 31, 2009, we had no impaired loans and one restructured loan. A continued decline in the economy may adversely affect our asset quality.
     The table below presents a breakdown of the non-performing loans, other real estate owned and accruing past due loans at September 30, 2010.
Non-Performing Assets and Past Due Loans
(Dollars in thousands)

	September 30, 2010			December 31, 2009

			Interest Not			Interest Not
	#	Balance	Accrued	#	Balance	Accrued
Real Estate
Commercial	3	$2,980	$302	3	$1,586	$191
Construction	—	—	—	—	—	—
Residential	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other real estate owned	2	823	—	—	—	—

Total non-performing assets	5	$3,803	$302	3	$1,586	$191

Non-performing assets as a percentage of total assets		0.92%			0.44%
Non-performing loans as a percentage of total gross loans		1.00%			0.59%

Accruing past due loans:
30-89 days past due	1	$83		2	581
90 or more days past due	—	—		—	—

Total accruing past due loans	1	$83		2	$581

Ratio of accruing past due loans to total loans:
30-89 days past due		0.0279%			0.22%
90 or more days past due		—			—

Total accruing past due loans		0.0279%			0.22%

     Bank owned life insurance
     In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush. With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006. During the first nine months of 2010, the cash surrender value of the insurance policies increased by $212,862 as a result of earnings on the investments. There are no post retirement death benefits associated with the BOLI policies.
     Deposits
     We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.
     At September 30, 2010, the deposit portfolio had grown to $341.1 million, a $54.8 million or 19.14% increase over the December 31, 2009 level of $286.3 million. Non-interest bearing deposits increased $23.4 million during the period to $64.3 million from $40.9 million primarily due to the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts. Interest-bearing deposits grew $31.4 million to $276.9 million from $245.5 million. Approximately $5.7 million of the increase in interest bearing deposits was in certificates of deposit, $21.5 million was in money market accounts and $4.2 million was in savings accounts. The growth in these categories was the result of expansion of existing customer relationships, the new money market accounts discussed below and new customers.
     We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network. Through this deposit matching network and its certificate of deposit and money market account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. Generally, these deposits originate from local municipalities, homeowners’ associations or other similar type customers with whom we maintain a significant relationship. We can also place deposits through this network without receiving matching deposits. At September 30, 2010, we had $25.2 million in CDARS certificates of deposit and $4.6 million in CDARS money market accounts through the reciprocal deposit program compared to $31.8 million in certificates of deposit at December 31, 2009. We had received $32.0 million at September 30, 2010 and $25.2 million at December 31, 2009 in certificates of deposit through the CDARS network that were not reciprocal deposits.
     Borrowings
     Old Line Bancshares has available a $5 million line of credit secured by Old Line Bank stock. Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $24.5 million as of September 30, 2010. Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $105.0 million at September 30, 2010 and $103.7 million at December 31, 2009. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. This collateral consists of commercial and residential mortgage loans held in our portfolio. The FHLB monitors the value of this collateral and performs audits on a regular basis. At September 30, 2010, we have provided collateral to support up to $58.5 million of borrowings. Of this, we had borrowed $15.0 million at September 30, 2010 and December 31, 2009, as outlined below. This was the maximum amount that we had borrowed during the three and ninth month periods ended September 30, 2010.

     Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers. Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into an interest-bearing Master Note with Old Line Bank. These Master Notes are payable on demand, re-price daily and have maturities of 270 days or less. At September 30, 2010, Old Line Bank had $8.9 million outstanding in these short term promissory notes with an average interest rate of 0.30%. At December 31, 2009, Old Line Bank had $11.2 million outstanding with an average interest rate of 0.50%.
     At September 30, 2010 and December 31, 2009, Old Line Bank had three advances in the amount of $5 million each, from the FHLB totaling $15 million. On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%. Interest is due on the 23rd day of each February, May, August and November, commencing on February 23, 2008. On November 23, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate. Old Line Bank must repay this advance in full on November 23, 2010.
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
     On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million. This loan accrues interest at a rate of 6.28% through September 5, 2016. After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points. At September 30, 2010 and December 31, 2009, Pointer Ridge had borrowed $6.4 million under the Amended Promissory Note. We have guaranteed to the lender payment of up to 62.5% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.
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
     Liquidity
     Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines. As outlined in the borrowing section of this report, we have credit lines, unsecured and secured, available from several correspondent banks totaling $29.5 million. Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.
     Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On September 30, 2010, we had $10.3 million in cash and due from banks, $13.3 million in interest bearing accounts, $3.1 million in federal funds sold, and $7.9 million in time deposits in other banks. As of December 31, 2009, we had $7.4 million in cash and due from banks, $4.0 million in interest bearing accounts, $81,138 in federal funds sold and other overnight investments and $15.0 million in time deposits in other banks.
     Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs. We have experienced no material change in borrowings or fluctuations in deposits during the three or ninth month period ended September 30, 2010.
     During the turmoil in the financial markets in late 2008 and early 2009, some institutions experienced large deposit withdrawals that caused liquidity problems. We did not have any significant withdrawals of deposits or any liquidity issues. Although we plan for various liquidity scenarios, if there is further turmoil in the financial markets or our depositors lose confidence in us, we could experience liquidity issues.

     Capital
     Our stockholders’ equity amounted to $37.8 million at September 30, 2010 and $36.6 million at December 31, 2009. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve. Stockholders’ equity increased during the nine month period primarily because of net income attributable to Old Line Bancshares, Inc. of $1.3 million , the $92,175 adjustment for stock based compensation awards and the $188,249 after tax unrealized gain on available for sale securities. These items were partially offset by the $349,200 common stock cash dividend.
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
     Outstanding loan commitments and lines and letters of credit at September 30, 2010 and December 31, 2009, are as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$36,405	$21,153
Real estate-undisbursed development and construction	14,689	14,573
Consumer	7,642	9,015

	$58,736	$44,741

Standby letters of credit	$6,471	$3,883

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares generally requires collateral to support financial instruments with credit risk on the same basis as it does for on balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case-by-case basis. We regularly reevaluate many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.
     Commitments for real estate development and construction, which totaled $14.7 million, or 25.04% of the $58.7 million of outstanding commitments at September 30, 2010, are generally short-term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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
Reconciliation of Non-GAAP Measures
Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended September 30, 2010

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$3,524,954	3.86%	3.62%
Tax equivalent adjustment
Federal funds sold	1	0.00	0.00
Investment securities	12,113	0.01	0.01
Loans	28,851	0.03	0.03

Total tax equivalent adjustment	40,965	0.04	0.04

Tax equivalent interest yield	$3,565,919	3.90%	3.66%

Three months ended September 30, 2009

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$2,986,489	3.83%	3.51%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	15,085	0.04	0.03
Loans	29,522	0.02	0.02

Total tax equivalent adjustment	44,607	0.06	0.05

Tax equivalent interest yield	$3,031,096	3.89%	3.56%

Nine months ended September 30, 2010

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$9,959,788	3.79%	3.54%
Tax equivalent adjustment			—
Federal funds sold	1	0.00	0.00
Investment securities	36,190	0.02	0.02
Loans	84,475	0.03	0.03

Total tax equivalent adjustment	120,666	0.05	0.05

Tax equivalent interest yield	$10,080,454	3.84%	3.59%

Nine months ended September 30, 2009

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$8,449,742	3.73%	3.36%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	47,385	0.02	0.02
Loans	37,245	0.02	0.02

Total tax equivalent adjustment	84,630	0.04	0.04

Tax equivalent interest yield	$8,534,372	3.77%	3.40%

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
     The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including our expectations regarding the completion of the merger with Maryland Bankcorp and the timing thereof, that merger related expenses will cause lower than expected earnings and that the merger will be accretive to earnings by the end of 2011, branch and market expansion, statements regarding anticipated changes in revenue, expenses and income, increases in net interest income, hiring and acquisition intentions, maintenance of our net interest margin, our expectation regarding leasing space in our Crain Highway location and income from Pointer Ridge, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, continued growth in customer relationships, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, losses on and our intentions with respect to our investment securities, anticipated receipt of all amounts due in connection with the sale of a foreclosed property, interest rate sensitivity, the expected income from new branches and the loan production team hired in 2009 as well as the new branches and employees we will acquire as a result of the merger offsetting related expenses, earnings on BOLI, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking. Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others: those discussed in this report; the businesses of Maryland Bankcorp may not be integrated into Old Line Bancshares successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized, or realized within the expected timeframe; we may not receive required regulatory and stockholder approvals for the merger in the timeframe expected or at all; potential disruption in our businesses, operations and customer and employee relationships as a result of the announcement and pendency of the merger; the ability to complete the merger in the expected timeframe may be more difficult, time-consuming or costly than expected, or the merger may not be completed at all; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions or a slower than anticipated recovery; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally. For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2009, Old Line Bancshares’ registration statement on Form S-4 filed on November 8, 2010, and the Risk Factors section of this report.
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
     As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2010. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.
PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
          None

Item 1A.	Risk Factors
          We have identified the following material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
     Failure to complete the merger with Maryland Bankcorp could negatively impact our stock price and future businesses and financial results. If the merger is not completed, Old Line Bancshares’ ongoing businesses may be adversely affected and we will be subject to several risks, including the following:
•	Old Line Bancshares may be required, under certain circumstances, to pay Maryland Bankcorp a termination fee of $750,000 under the merger agreement;

•	Old Line Bancshares will pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees; and

•	Matters relating to the merger may require substantial commitments of time and resources by Old Line Bancshares management that they could have otherwise devoted to other opportunities that may have been beneficial to Old Line Bancshares as an independent company.
     In addition, if the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits. We might also experience negative reactions from the financial markets and from our customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the merger agreement. If the merger is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

     We may fail to realize all of the anticipated benefits of the merger. The success of the pending merger with Maryland Bankcorp will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Old Line Bancshares and Maryland Bankcorp. To realize these anticipated benefits and cost savings, however, we must successfully combine the businesses of Old Line Bancshares and Maryland Bankcorp. If we are unable to achieve these objectives, we may not realize the anticipated benefits and cost savings of the merger or it may take longer to realize the benefits and savings than expected.
     Old Line Bancshares and Maryland Bankcorp have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect Old Line Bancshares’ and Maryland Bankcorp’s ability to maintain their relationships with their respective clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies may, to some extent, also divert management attention and resources. These integration matters could have an adverse effect on us during such transition period.
     The recently enacted Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition. On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. Among other things, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), includes provisions affecting corporate governance and executive compensation disclosure at all Securities and Exchange Commission (“SEC”) reporting companies and that allow financial institutions to pay interest on business checking accounts, broadens the base for FDIC insurance assessments, and includes new restrictions on how mortgage brokers and loan originators may be compensated. The Dodd-Frank Act requires the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions, and the full impact of the Dodd-Frank Act on our business will not be known for years until regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

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

Old Line Bancshares, Inc.
Date: November 10, 2010	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2010	By:	/s/ Christine M. Rush
Christine M. Rush,
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)