Form 10-K
period 2010-12-31
OLD LINE BANCSHARES INC
filed 2011-03-30
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  o    No  o

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                                                        Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                     Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No

The aggregate market value of the common equity held by non-affiliates was $24.9 million as of June 30, 2010 based on a sales price of $7.51 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2010 as reported by the NASDAQ Stock Market LLC.

The number of shares outstanding of the issuer’s Common Stock was 3,891,705 as of March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

OLD LINE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	115

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $1.0  million investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).  We own 62.50% of Pointer Ridge.

Business of Old Line Bank

General

Old Line Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland.  Old Line Bank was originally chartered in 1989 as a national bank under the title “Old Line National Bank.”  In June 2002, Old Line Bank converted to a Maryland chartered trust company exercising the powers of a commercial bank, and received a Certificate of Authority to do business from the Maryland Commissioner of Financial Regulation.

Old Line Bank converted from a national bank to a Maryland chartered trust company to reduce certain federal, supervisory and application fees that were then applicable to Old Line National Bank and to have a local primary regulator.  Prior to the conversion, Old Line Bank’s primary regulator was the Office of the Comptroller of the Currency.  Currently, Old Line Bank’s primary regulator is the Maryland Commissioner of Financial Regulation.

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

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services and using technology to maximize stockholder value.

Recent Business Developments

Pending Merger with Maryland Bankcorp, Inc.

On September 1, 2010, we announced that we had executed a merger agreement that provided for our acquisition of Maryland Bankcorp, Inc., the parent company of Maryland Bank & Trust Company, N.A., which provides for our acquisition of Maryland Bankcorp, Inc. for approximately, $20 million, or approximately $30.93 per share, in cash (not to exceed $1 million) and stock, subject to adjustment as provided in the merger agreement.

Pursuant to the terms of the merger agreement, Maryland Bankcorp, Inc. will be merged with and into Old Line Bancshares, Inc. with Old Line Bancshares, Inc. surviving the merger.  Immediately after the merger, Maryland Bank & Trust Company, N.A. will merge with and into Old Line Bank, with Old Line Bank being the surviving bank.

The acquisition will increase Old Line Bancshares, Inc.’s total assets by more than $349 million for total assets immediately after closing of approximately $750 million.  The acquisition will add ten full service branches to Old Line Bank’s existing ten branch network. This acquisition will create the sixth largest independent commercial bank based in Maryland, with assets of more than $750 million and with 20 full service branches serving five counties.

The stockholders of both companies approved the acquisition in January 2011 and we have received regulatory approval or non-objection, as applicable, from the Office of the Comptroller of the Currency, the Federal Reserve Bank of Richmond and the Maryland Commissioner of Financial Regulation to complete the acquisition pursuant to the merger agreement.  We currently expect the acquisition to close on April 1, 2011.

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

On January 2, 2011, we executed an agreement to lease 3,682 square feet of space on the 1st floor of an office building, plus the area comprising the drive-thru banking facilities, located at 2530 Riva Road in Annapolis, Maryland.  We plan to move our current Annapolis branch to this new location during the second quarter of 2011.  We are currently evaluating alternative uses for the existing branch.

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

As anticipated, the addition of these individuals and our new branches caused an increase in non-interest expenses in 2010.  As a result of the addition of these individuals and branches, however, we also experienced an increased level of loan and deposit growth during 2010 that we expect will continue for the foreseeable future, which has provided and we expect will continue to provide increased interest income that exceeds their non-interest expenses.

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

Our headquarters and a branch are located at 1525 Pointer Ridge Place, Bowie, Prince George’s County, Maryland.  A critical component of our strategic plan and future growth is Prince George’s County.  Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents.  There are several national and international airports less than an hour away, as is Baltimore.  We currently have six branch locations in Prince George’s County.

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

Two of our branch offices are located in Anne Arundel County, one in Annapolis that we opened in September 2008 and one that we opened in Crofton in July 2009.  Anne Arundel County borders the Chesapeake Bay and is situated in the high tech corridor between Baltimore and Washington, D.C.  With over 534 miles of shoreline, it provides waterfront living to many residential communities.  Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County.  Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.

Lending Activities

General. Our primary market focus is on making loans to small and medium size businesses, entrepreneurs, professionals, consumers and high net worth clients in our primary market area.  Our lending activities consist generally of short to medium term commercial business loans, commercial real estate loans, real estate construction loans, home equity loans and consumer installment loans, both secured and unsecured.  As a niche lending product, we have provided luxury boat financing to individuals, who generally tend to be high net worth individuals.  These boats are generally Coast Guard documented and have a homeport of record in the Chesapeake Bay or its tributaries.

Credit Policies and Administration.  We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  Our lending staff follows pricing guidelines established periodically by our management team.  In an effort to manage risk, prior to funding, the loan committee consisting of our executive officers and six members of the Board of Directors must approve by a majority vote all credit decisions in excess of a lending officer’s lending authority. Management believes that we employ experienced lending officers, secures appropriate collateral and carefully monitors the financial condition of its borrowers and the concentrations of loans in the portfolio.

In addition to the normal repayment risks, all loans in the portfolio are subject to the state of the economy and the related effects on the borrower and/or the real estate market.  With the exception of loans provided to finance luxury boats, generally longer term loans have periodic interest rate adjustments and/or call provisions.  Senior management monitors the loan portfolio closely to ensure that we minimize past due loans and that we swiftly deal with potential problem loans.

           Old Line Bank also retains an outside, independent firm to review the loan portfolio.  This firm performs a detailed annual review and an interim update at least once a year.  We use the results of the firm’s report to validate our internal loan ratings and we review their commentary on specific loans and on our loan administration activities in order to improve our operations.

Commercial Business Lending.  Our commercial business lending consists of lines of credit, revolving credit facilities, accounts receivable financing, term loans, equipment loans, SBA loans, standby letters of credit and unsecured loans.  We originate commercial loans for any business purpose including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital and acquisition activities. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment.  We generally secure commercial business loans with accounts receivable, equipment, deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at Old Line Bank.

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

Commercial Real Estate Lending.  We finance commercial real estate for our clients, usually for owner occupied properties.  We generally will finance owner occupied commercial real estate at a maximum loan to value of 85%.  Our underwriting policies and processes focus on the clients’ ability to repay the loan as well as an assessment of the underlying real estate.  We originate commercial real estate loans on a fixed rate or adjustable rate basis.  Usually, these rates adjust during a three, five or seven year time period based on the then current treasury or prime rate index.  Repayment terms include amortization schedules from three years to a maximum of 25 years with principal and interest payments due monthly and with all remaining principal due at maturity.

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

Real Estate Construction Lending.  This segment of our loan portfolio consists of funds advanced for construction of single family residences, multifamily housing and commercial buildings. These loans have short durations, meaning maturities typically of nine months or less. Residential houses, multifamily dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans.  All of these loans are concentrated in our primary market area.

Construction lending entails significant risks compared with residential mortgage lending.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction.  The value of the project is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan to value ratios.  To mitigate these risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property.  We generally only offer real estate construction financing to experienced builders and commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take out.”  We also perform a complete analysis of the borrower and the project under construction.  This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take out”, the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral.   During construction, we advance funds on these loans on a percentage of completion bases.  We inspect each project as needed prior to advancing funds during the term of the construction loan.

Residential Real Estate Lending.  We offer a variety of consumer oriented residential real estate loans.  The bulk of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 85%.  We also offer fixed rate home improvement loans.  Our home equity and home improvement loan portfolio gives us a diverse client base.  Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk.  Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence.  Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 40%, collateral value, length of employment and prior credit history.  We do not have any subprime residential real estate loans.

Consumer Installment Lending

Luxury Boat Loans. We offer various types of secured and unsecured consumer loans.  Prior to 2008, a primary aspect of our consumer lending was financing for luxury boat purchases.  Although we continue to maintain a portfolio comprised of these loans ($11.6 million or 88.85% of the consumer loans, excluding consumer real estate, and 3.85% of gross loans at December 31, 2010) and would consider making such loans in the future if borrowers were to apply for them, we have not originated any substantive new marine loans since the third quarter of 2007.  Our average loan in the luxury boat loan category is approximately $125,000, with a 15 year term and a fixed interest rate.  Historically, our internal analysis and industry statistics indicated that the average life of these loans was approximately 42 months as the purchaser either traded or sold the vessel.  We believe that the current economic turmoil has extended the average life of these loans as borrowers are not trading their boats for new ones or able to sell the boat (and pay off the related loan) when they desire to do so.  These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets.  Further, payment on these loans depends on the borrower’s continuing financial stability.  Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay.  To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans.  As a general guideline, the individual’s debt service should not exceed 36% of his or her gross income, the individual must own a home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%.  To ascertain value, we generally receive a survey of the boat from a qualified surveyor and/or a current purchase agreement and compare the determined value to published industry values.  The majority of these boats are United States Coast Guard documented vessels and we obtain a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title.  As a result of these stringent guidelines, this segment of our portfolio has experienced minimal delinquency.  Since inception of the portfolio in 1997, only five accounts have experienced 30 day delinquency with total losses in the portfolio of $98,000 from three accounts.   The most recent loss occurred during the third quarter of 2009 when we repossessed a boat.  At the time of repossession, we charged $50,000 to the allowance for loan losses for anticipated losses we expected to incur on this transaction and included in other assets $50,000 for the repossessed value of the boat.

Personal and Household Loans.  We also make consumer loans for personal, family or household purposes as a convenience to our customer base.  However, these loans are not a focus of our lending activities.  As a general guideline, a consumer’s total debt service should not exceed 40% of his or her gross income.  The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

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

Lending Limit.  As of December 31, 2010, our legal lending limit for loans to one borrower was approximately $5.7 million.  As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions.  This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure.  However, this strategy may not always be available.

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

Other Banking Products

We offer our customers safe deposit boxes, wire transfer services, debit cards, automated teller machines at all of our branch locations and credit cards through a third party processor.  Additionally, we provide Internet banking capabilities to our customers.  With our Internet banking service, our customers may view their accounts on line and electronically remit bill payments.  Our commercial account services include direct deposit of payroll for our commercial clients’ employees, an overnight sweep service and remote deposit capture service.

Deposit Activities

Deposits are the major source of our funding.  We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit.  We believe that we pay competitive rates on our interest bearing deposits.  As a relationship oriented organization, we generally seek to obtain deposit relationships with our loan clients.

As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure.  We do use brokered deposits as a funding mechanism.  Our primary source of brokered deposits is the  Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account and money market registry services, we obtained the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network.  During 2008, 2009 and 2010, we also purchased brokered certificates of deposit from other sources.

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

Employees

As of March 1, 2011, Old Line Bank had 69 full time and 12 part time employees.  No collective bargaining unit represents any of our employees and we believe that relations with our employees are good.  Old Line Bancshares, Inc. has no employees.

Supervision and Regulation

Old Line Bancshares, Inc. and Old Line Bank are subject to extensive regulation under state and federal banking laws and regulations. These laws impose specific requirements and restrictions on virtually all aspects of operations and generally are intended to protect depositors, not stockholders.  The following summary sets forth certain material elements of the regulatory framework applicable to Old Line Bancshares, Inc. and Old Line Bank.  It does not describe all of the provisions of the statutes, regulations and policies that are identified.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions.  A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

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

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both.  This doctrine is commonly known as the “source of strength” doctrine.  The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company.  Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The status of Old Line Bancshares, Inc. as a registered bank holding company under the Bank Holding Company Act of 1856, as amended, does not exempt it from certain federal and state laws and regulations applicable to Maryland corporations generally, including, without limitation, certain provisions of the federal securities laws.

Old Line Bank

Old Line Bank is a Maryland chartered trust company (with all of the powers of a commercial bank), is a member of the Federal Reserve System and the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) insures its deposit accounts up to the maximum legal limits of the FDIC.  It is subject to regulation, supervision and regular examination by the Maryland Office of the Commissioner of Financial Regulation (“Commissioner”) and the Federal Reserve Board.  The regulations of these various agencies govern most aspects of Old Line Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.  The Dodd-Frank Act transferred responsibility for the implementation of financial consumer protection laws to a new independent agency in the Federal Reserve Board.  The new agency, the Consumer Financial Protection Bureau, will issue rules and regulations governing consumer financial protection.  However, depository institutions of less than $10 billion in assets, such as Old Line Bank, will continue to be examined for compliance with consumer protection laws by the Commissioner and Federal Reserve Board, which will also have enforcement authority.

Capital Adequacy Guidelines

The Federal Reserve Board and the FDIC have adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and in analyzing bank regulatory applications.  Risk based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off balance sheet items.

Old Line Bank is expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier I) and supplementary capital (Tier II)) to risk weighted assets of 8%.  At least half of this amount (4%) should be in the form of Tier I Capital.  In general, this requirement is similar to the capital that a bank must have in order to be considered “adequately capitalized” under the prompt corrective action regulations.  See “– Prompt Corrective Action.”  Old Line Bank currently complies with this minimum requirement.

Tier I Capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier I Capital), less goodwill, without adjustment for changes in the market value of securities classified as “available for sale.”  Tier II Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier I Capital; term subordinated debt and intermediate term preferred stock; and, subject to limitations, general allowances for loan losses.  Assets are adjusted under the risk based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans.

Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk weighing system, as are certain privately-issued mortgage backed securities representing indirect ownership of such loans.  Off balance sheet items also are adjusted to take into account certain risk characteristics.

In addition to the risk based capital requirements, the Federal Reserve Board has established a minimum 3.0% Leverage Capital Ratio (Tier I Capital to total adjusted assets) requirement for the most highly rated banks, with an additional cushion of at least 100 to 200 basis points for all other banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more.  The highest rated banks are those that are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.  A bank having less than the minimum Leverage Capital Ratio requirement must, within 60 days of the date as of which it fails to comply with such requirement, submit a reasonable plan describing the means and timing by which the bank will achieve its minimum Leverage Capital Ratio requirement.  A bank that fails to file such a plan is deemed to be operating in an unsafe and unsound manner, and could be subject to a cease and desist order.  Any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act (the “FDIA”) and is subject to potential termination of deposit insurance.  However, such an institution will not be subject to an enforcement proceeding solely on account of its capital ratios if it has entered into and is in compliance with a written agreement to increase its Leverage Capital Ratio and to take such other action as may be necessary for the institution to be operated in a safe and sound manner.  The capital regulations also provide, among other things, for the issuance of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period.

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

An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty will be limited to the lesser of (i) an amount equal to 5.0% of the institution’s total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized.  Such a guaranty will expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters.  An institution that fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, will be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan; (iv) restrict the growth of the institution’s assets; and (v) require prior approval of certain expansion proposals.  The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long term cost to the deposit insurance fund, subject in certain cases to specified procedures.  These discretionary supervisory actions include:  requiring the institution to raise additional capital, restricting transactions with affiliates, requiring divestiture of the institution or sale of the institution to a willing purchaser, and any other supervisory action that the agency deems appropriate.  These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

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

Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution’s obligations exceed its assets; (ii) there is substantial dissipation of the institution’s assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease and desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution’s capital, and there is no reasonable prospect of becoming “adequately capitalized” without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution’s condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

Currently, Old Line Bank is well capitalized.

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”.  Basel III, when implemented by the U.S. banking agencies and fully phased in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.  Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk weighted assets, raising the target minimum common equity ratio to 7%.  This capital conservation buffer also increases the minimum Tier 1 capital ratio from 6% to 8.5% and the minimum total capital ratio from 8% to 10.5%.  In addition, Basel III introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth.  Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards.  The requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our financial results.

Deposit Insurance

The deposits of Old Line Bank are insured up to applicable limits per insured depositor by the FDIC.  The Dodd-Frank Act permanently increased the FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000.  In November 2010, as required by the Dodd-Frank Act, the FDIC issued a Final Rule that provides for unlimited insurance coverage of non-interest bearing demand transaction accounts, regardless of the balance of the account, until January 1, 2013.  On January 18, 2011, the FDIC issued a Final Rule to include Interest on Lawyer Trust Accounts (“IOLTAs”) in the temporary unlimited insurance coverage for non-interest bearing demand transaction accounts.  This temporary unlimited insurance coverage replaces the Transaction Account Guarantee Program (TAGP), which expired on December 31, 2010.  Unlike the TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt out of the unlimited coverage.

Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Deposit Insurance Assessments

Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures.  In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate.  A depository institution is assessed premiums by the FDIC based on its risk category and the amount of deposits held. On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing (“Rule”).  The Rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity.  In addition, the Rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the Depository Insurance Fund (“DIF”) reserve ratio exceeds 1.5%, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.  Under the Rule, larger insured depository institutions will likely be forced to pay higher assessments to the DIF than under the old system, which should offset the cost of the assessment increases for institutions with consolidated assets of less than $10 billion, such as Old Line Bank.

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

Maryland Regulatory Assessment

The Maryland Commissioner of Financial Regulation in the Department of Labor, Licensing and Regulation assesses state chartered banks to cover the expense of regulating banking institutions.  The Commissioner assesses each banking institution the sum of $1,000, plus $0.08 for each $1,000 of assets of the institution over $1,000,000, as disclosed on the banking institution’s most recent financial report.  In 2010, we paid $41,904 to the Maryland Commissioner of Financial Regulation.

Regulatory Enforcement Authority

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) included substantial enhancement to the enforcement powers available to federal banking regulators, including the Federal Reserve Board.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution affiliated parties.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.  FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

Restrictions on Transactions with Affiliates and Insiders

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

In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

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

Old Line Bank also is subject to the restrictions contained in Sections 22(g) and 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder (collectively, “Regulation O”), which govern loans and extensions of credit to executive officers, directors and principal stockholders.  Under Regulation O, loans to a director, an executive officer or a greater than 10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans to one borrower limit applicable to national banks (generally 15% of the institution’s unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution’s unimpaired capital and unimpaired surplus.  Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater than 10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any interested director not participating in the voting.  Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees.  Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written preauthorized extension of credit or transfer of funds plans.

All of Old Line Bank’s loans to its and Old Line Bancshares, Inc.’s executive officers, directors and greater than 10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation W and Regulation O.

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

Liquidity

Old Line Bank is subject to the reserve requirements imposed by the State of Maryland.  A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits.  Old Line Bank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions.  Specifically, as of December 31, 2010, amounts in transaction accounts above $10.7 million and up to $58.8 million must have reserves held against them in the ratio of 3% of the amount.  Amounts above $58.8 million require reserves of $1,443,000 plus 10% of the amount in excess of $58.8 million.  The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D.  Old Line Bank is in compliance with its reserve requirements.

Dividends

Old Line Bancshares, Inc. is a legal entity separate and distinct from Old Line Bank.  Virtually all of Old Line Bancshares, Inc.’s revenue available for the payment of dividends on its common stock results from dividends paid to Old Line Bancshares, Inc. by Old Line Bank.  Under Maryland law, Old Line Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock.  Also, if Old Line Bank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings.  In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Old Line Bank being in an unsafe and unsound condition.

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

USA PATRIOT Act

The USA PATRIOT Act of 2001 (the “USA PATRIOT Act”)  substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extraterritorial jurisdiction of the United States.  The PATRIOT Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the Act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers.  The U.S. Treasury has issued a number of implementing regulations that apply to various requirements of the USA PATRIOT Act to financial institutions such as Old Line Bank.  Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the previously mentioned Dodd-Frank Act was signed into law.  The Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions in addition to those already mentioned.  Those include restrictions related to mortgage loan originations, risk retention requirements as to securitized loans and the noted newly created consumer protection agency.   The Dodd-Frank Act also addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Old Line Bancshares, Inc.  The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Other Legislative Initiatives

In addition to the Dodd-Frank Act and the regulations that will be promulgated thereunder, new proposals may be introduced in the United States Congress and in the Maryland Legislature and before various bank regulatory authorities which would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services.  Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which any new regulation or statute may affect our business.

Effect of Governmental Monetary Policies

Domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies affect our earnings.  The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Forward Looking Statements

Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors”, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report, including with respect to our pending merger with Maryland Bankcorp, Inc., including the expected timing and the effects thereof, anticipated expansion and the opening of new branches, growth of customer relationships and anticipated operating results, include forward-looking statements.  These forward-looking statements include statements regarding future revenues (including changes in revenues), income and expenses (including costs associated with deposits), improved earnings and stockholder value, our growth and expansion strategy, liquidity, loan, deposit, asset and customer growth, maintaining or improving the net interest margin during 2011, borrowers continuing to stay current on their loans, our expectations that we will rent additional space from Pointer Ridge which will result in increased earnings for Pointer Ridge, use of brokered deposits, losses on non-accrual loans, our expectation that we will repossess a boat that secures a non-accrual luxury boat loan and sale of foreclosed property with respect to another non-accrual loan, potential regulatory changes, the impact of new accounting guidance, the allowance for loan losses, interest rate sensitivity, market risk, use of the second floor of our Waldorf branch, the status of the unrealized losses in our investment portfolio and business, financial and other goals.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts.  When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report, which identifies a risk or uncertainty.  Our actual results and the actual outcome of our expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements.  All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

ITEM 1A.  Risk Factors

You should consider carefully the following risks, along with other information contained in this Form 10-K.  The risks and uncertainties described below are not the only ones that may affect us.  Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Any of the following events, should they actually occur, could materially and adversely affect our business and financial results.

Risk Factors Related to the Pending Merger with Maryland Bankcorp

We may fail to realize all of the anticipated benefits of the merger.  The success of the pending merger with Maryland Bankcorp, as discussed above in “Item 1-Business” will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses with Maryland Bankcorp’s.  To realize these anticipated benefits and cost savings, however, we must successfully combine these businesses.  If we are unable to achieve these objectives, we may not fully realize the anticipated benefits and cost savings of the merger or they may take longer to realize than expected.

Old Line Bancshares and Maryland Bankcorp have operated and, until the completion of the merger, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain our relationships with our clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.  Integration efforts between the two companies may, to some extent, also divert management attention and resources.  These integration matters could have an adverse effect on us during such transition period.

Factors currently affecting the market price of our common stock may change and may affect the market price of our common stock differently after the merger than those currently affecting the market price of the common stock. The businesses of Old Line Bancshares and Maryland Bankcorp differ and, accordingly, factors currently affecting the market price of our common stock may change and they may impact the independent results of operations and market prices of our common stock differently than they impact us today.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.  We have incurred substantial expenses in connection with the execution of the merger agreement and the pending merger with Maryland Bankcorp.  The completion of the merger depends on the satisfaction of specified conditions.  There is no guarantee that either party will meet these conditions.  If we do not complete the merger, these expenses could have a material adverse impact on our financial condition and we will not realize the expected benefits.

Failure to complete the merger could negatively impact our stock price, future business and financial results. If we do not complete the merger, it may adversely affect our ongoing business and we will be subject to several risks, including the following:

●	We may be required, under certain circumstances, to pay Maryland Bankcorp a termination fee of $750,000 under the merger agreement;

●	We will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

●	Matters relating to the merger may require substantial commitments of time and resources by our management that they could otherwise have devoted to other opportunities that may be beneficial to us.

●
In addition, if we do not complete the merger, we may experience negative reactions from the financial markets and from our customers and employees.  We could also be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the merger agreement.

●	If we do not complete the merger, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

Risk Factors Relating to Old Line Bancshares’ Business

If economic conditions deteriorate further, our borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.  These conditions could adversely affect our results of operations and financial condition. Changes in prevailing economic conditions, including declining real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results.  While the recession has officially ended and there is evidence of improvement in the economy, it remains unclear when conditions will improve to the extent that they will positively impact borrowers’ ability to repay their loans in general and demand for loans overall.  Although signs of stability have started to emerge, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future.  Although we have seen limited pockets of price stability or even appreciation in our market area, there remains potential for future decline in real estate values.  Because real estate related loans comprise a significant portion of our loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.  Although the adverse economic climate during the past three years has not severely impacted us due to our strict underwriting standards, further adverse changes in the economy, including increased unemployment or the economy moving back into a recession, could have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If U.S. markets and economic conditions continue to deteriorate, it could adversely affect our liquidity.  Old Line Bank must maintain sufficient liquidity to ensure cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes.  We obtain funding through deposits and various short term and long term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta and others.  Economic uncertainty and disruptions in the financial system may adversely affect our liquidity.  Dramatic declines in the housing market during the past three years, falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write downs by financial institutions, including government sponsored entities and investment banks.  These investment write downs have caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity.  To mitigate this risk, we closely monitor our liquidity and maintain a line of credit with the Federal Home Loan Bank and have received approval to borrow from the Federal Reserve Bank of Richmond.

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

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations.  In light of the performance of and government intervention in the financial sector, we fully expect there will be significant changes to the banking and financial institutions’ regulatory agencies in the near future.  We further anticipate that regulatory authorities may enact additional laws and regulations in response to the ongoing financial crisis that could have an impact on our operations.  Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition.  In addition, the burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors.

The recently enacted Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.  In July 2010, President Obama signed into law the Dodd-Frank Act.  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry.  Among other things, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), includes provisions affecting corporate governance and executive compensation disclosure at all Securities and Exchange Commission (“SEC”) reporting companies, allows financial institutions to pay interest on business checking accounts, broadens the base for FDIC insurance assessments, and includes new restrictions on how mortgage brokers and loan originators may be compensated.  The Dodd-Frank Act requires the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions.  We will not know the full impact of the Dodd-Frank Act on our business for years until regulations implementing the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.  Further, if the industry responds to provisions allowing financial institutions to pay interest on business checking accounts by competing for those deposits with interest bearing accounts, this may put some degree of downward pressure on our net interest margin during 2011 and beyond.

Because we serve a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse.  Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Prince George’s, Anne Arundel, Charles and northern St. Mary’s.  We have expanded in Prince George’s County and Anne Arundel County, Maryland and may expand in contiguous northern and western counties, such as Montgomery County and Howard County, Maryland, and after the merger with Maryland Bankcorp we will have branches in Calvert and St. Mary’s Counties as well.  However, broad geographic diversification is not currently part of our community bank focus.  Overall, during 2009 and 2010, the business environment negatively impacted many businesses and households in the United States and worldwide.  Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values.  As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.  Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans.  Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

We depend on the services of key personnel.  The loss of any of these personnel could disrupt our operations and our business could suffer. Our success depends substantially on the skills and abilities of our executive management team, including James W. Cornelsen, our President and Chief Executive Officer, Joseph E. Burnett, our Executive Vice President and Chief Lending Officer, Christine M. Rush, our Executive Vice President and Chief Financial Officer and Sandi F. Burnett, our Executive Vice President and Chief Credit Officer.  They provide valuable services to us and would be difficult to replace. Although we have entered into employment agreements with these executives, the existence of such agreements does not assure that we will retain their services.

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

Our concentrations of loans in various categories may also increase the risk of credit losses. We currently invest more than 25% of our capital in various loan types and industry segments, including commercial real estate loans, marine loans and loans to the hospitality industry (hotels/motels). While recent declines in the local commercial real estate market have not caused the collateral securing our loans to exceed acceptable loan to value ratios, a further deterioration in the commercial real estate market could cause deterioration in the collateral securing these loans and/or a decline in our customers’ earning capacity.  This could negatively impact us.  Although we have made a large portion of our hospitality loans to long term, well established operators in strategic locations, a continued decline in the occupancy rate in these facilities could negatively impact their earnings.  This could adversely impact their ability to repay their loan which would adversely impact our net income.

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

As of December 31, 2010, commercial and industrial, construction, and commercial real estate mortgage loans comprise approximately 95.66% of our loan portfolio.  These types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans.  A deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

Further, we do not have the experience with Maryland Bank & Trust’s loan portfolio that we have with Old Line Bank’s loan portfolio.  As a result, it may be more difficult for us to accurately provision for the portion of our loan portfolio, subsequent to the pending merger, that Maryland Bank & Trust originated.

Our profitability depends on interest rates and changes in monetary policy may impact us. Our results of operations depend to a large extent on our “net interest income,” which is the difference between the interest expense incurred in connection with our interest bearing liabilities, such as interest on deposit accounts, and the interest income received from our interest earning assets, such as loans and investment securities.  Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy, and geopolitical stability, are not predictable or controllable.  Additionally, competitive factors heavily influence the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits.  Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super regional or national banks that have access to the national and international capital markets.  These factors influence our ability to maintain a stable net interest margin.

We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or reprice during any period so that we may reasonably predict our net interest margin.  However, interest rate fluctuations, loan prepayments, loan production and deposit flows are constantly changing and influence our ability to maintain this neutral position.  Generally speaking, our earnings are more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature and reprice in any period.  The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset than liability sensitive.  Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer.

The market value of our investments could negatively impact stockholders’ equity.  We have designated approximately 60.32% of our investment securities portfolio (and 8.22% of total assets) at December 31, 2010 as available for sale.  We expect this figure to be 82.79% of our investment portfolio (and 14.22% of total assets) after the merger with Maryland Bankcorp, Inc.  We “mark to market” temporary unrealized gains and losses in the estimated value of the available for sale portfolio and reflect this adjustment as a separate item in stockholders’ equity, net of taxes.  As of December 31, 2010, we had temporary unrealized gains in our available for sale portfolio of $272,956 (net of taxes).  As a result of the recent economic recession and the continued economic slowdown, several municipalities have reported budget deficits and companies have reported lower earnings.  These budget deficits and lower earnings could cause temporary and other than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.

Any future issuances of common stock in connection with acquisitions or otherwise could dilute your ownership of Old Line Bancshares.  We may use our common stock to acquire other companies or to make investments in banks and other complementary businesses in the future.  We may also issue common stock, or securities convertible into common stock, through public or private offerings, in order to raise additional capital in connection with future acquisitions, to satisfy regulatory capital requirements or for general corporate purposes.  Any such stock issuances would dilute your ownership interest in Old Line Bancshares and may dilute the per share value of the common stock.

Our future acquisitions, if any, may cause us to become more susceptible to adverse economic events. While we currently have no plans to acquire additional financial institutions, we may do so in the future if an attractive acquisition opportunity arises that is consistent with our business plan.  Any future business acquisitions could be material to us, and the degree of success achieved in acquiring and integrating these businesses into Old Line Bancshares could have a material effect on the value of our common stock.  In addition, any acquisition could require us to use substantial cash or other liquid assets or to incur debt.  In those events, we could become more susceptible to future economic downturns and competitive pressures.

Additional capital may not be available when needed or required by regulatory authorities. Federal and state regulatory authorities require us to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance future acquisitions, if any, or we may otherwise elect or our regulators may require that we raise additional capital, including in connection with the merger.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control.  Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital.  Accordingly, we may not be able to raise additional capital if needed or on terms that are favorable or otherwise not dilutive to existing stockholders.  If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

We face substantial competition which could adversely affect our growth and operating results.  We operate in a competitive market for financial services and face intense competition from other financial institutions both in making loans and in attracting deposits.  Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and lending limits than we do, and are able to offer certain services that we are not able to offer.  If we cannot attract deposits and make loans at a sufficient level, our operating results will suffer, as will our opportunities for growth.

We face limits on our ability to lend.  The amount of our capital limits the amount that we can loan to a single borrower.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2010, we were able to lend approximately $5.7 million to any one borrower.  This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available.  We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Item 1B.              Unresolved Staff Comments

Not applicable as we are not an accelerated filer or large accelerated filer.

Item 2.                  Properties

Our headquarters is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County.  Pointer Ridge Office Investment, LLC, an entity in which we have a $1.0 million investment and a 62.50% ownership interest owns this property.  Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge.  On June 6, 2006, we executed leases for 2,557 square feet on the 1st floor of the building for a new branch office, 5,449 square feet on the 3rd floor and 11,053 square feet on the 4th floor of this building.  The leases which commenced on July 1, 2006, are for thirteen years, with two, five-year renewal options.  The current basic monthly payment terms on the leases are for payments of $45,859 with 3% annual increases.  The basic monthly payments include our pro-rata share of taxes, insurances and common area maintenance on the building with any deficiencies incurred incorporated into the following year’s basic monthly payments.  We eliminate 62.50% of these lease payments in consolidation.

In 2004, we finalized our purchase of our then current full service banking branch and office facility located at 2995 Crain Highway in Waldorf, Maryland.  In July 2006, we moved our headquarters from this location to 1525 Pointer Ridge Place, Bowie, Maryland.  We have retained our branch office at 2995 Crain Highway.  Since 2007, we have leased the second floor of this building to a realtor.  This tenant vacated the property in March 2010.  We anticipate that if we complete the merger with Maryland Bankcorp that we will use this space for a loan production office and we have not attempted to lease it.

We maintain a branch operation at the Old Line Centre location, and have done so since 1989.  The lease, which commenced in August 1999, is for ten years with two, five year renewal options.  Payment terms on the lease are $5,066 monthly with 1.5% annual increases.  We pay our pro-rata share of common area maintenance, taxes and insurance on the building.  We have exercised the first five year renewal option.

We own our branch at 15808 Livingston Road in Accokeek, Maryland in Prince George’s County.

Our Clinton, Maryland, Prince George’s County branch, located at 7801 Old Branch Avenue, was opened in September 2002 in leased space.  The monthly lease payment on this facility is $2,766.  Exclusive of the monthly rent, we pay no utilities or other expenses associated with this facility.  The lease term is for a period of ten years, with three, five year renewal options.

Our loan production office in College Park, Prince George’s County, Maryland is located in leased space on the fourth floor of a four story building located at 9658 Baltimore Avenue.  The lease which commenced in August 2005 expires in February 2013.  Payment terms on the lease are $3,127 monthly, with 3% annual increases.  We also lease space for a branch on the first floor of this building.  This lease commenced in January 2008.  We pay lease payments of $5,464 monthly with 3% annual increases.  The term for this space is 10 years with two five year renewal terms.  We also pay our pro-rata share of taxes, insurance and common area maintenance associated with the building

We opened a branch in Crofton, Maryland in July, 2009.  We pay lease payments of $6,986 monthly with 2.5% annual increases plus our pro-rata share of operating expenses, taxes and insurance.  The lease term is for 10 full calendar years with automatic renewal for three additional terms of five years, unless we provide no less than 180 days notice.

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

On January 31, 2007, we also entered into an agreement to lease approximately 33,000 square feet of ground area located at the southwest corner of the intersection of Kenilworth Avenue and Ivy Lane in Greenbelt, Prince George’s County, Maryland.  In 2009, we constructed a free standing bank building on the land.  The lease commenced in July 2009 and has an initial term of 30 years with two successive renewal periods of ten years.  We moved our 6301 Ivy Lane, Greenbelt, Maryland branch into this new facility in the fourth quarter of 2009.  We pay $8,825 per month for this lease plus taxes, insurance and operating expenses.

In May 2008, we executed an agreement to lease 1,620 square feet of space in a store unit located at 167-U Jennifer Road, Annapolis, Maryland in Anne Arundel County.  In September 2008, we opened this branch.  The lease has an initial term of 5 years with one renewal option of five years.  The monthly installments of this lease are $5,442 with 3% annual increases.  We also pay taxes, insurance, utilities and our pro-rata share of common area maintenance.  On January 3, 2011, we reported that we planned to move this branch to the 1st floor of an office building located at 2530 Riva Road, Annapolis, Maryland.  We are currently evaluating alternative uses for the facility located at Jennifer Road.

We own our 2,863 square foot Fairwood Office Park branch located at 12100 Annapolis Road, Glen Dale, Maryland in Prince George’s County.  We opened this branch in October 2009.

Item 3.  Legal Proceedings

From time to time, Old Line Bancshares, Inc. or Old Line Bank may be involved in litigation relating to claims arising out of its normal course of business.  As of December 31, 2010, we did not have any material pending legal matters or litigation for Old Line Bank or Old Line Bancshares, Inc.

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

	Sale Price Range

	High	Low

2010
First Quarter	$7.65	$6.20
Second Quarter	8.09	7.44
Third Quarter	8.99	7.02
Fourth Quarter	8.99	7.26

2009
First Quarter	$6.60	$4.03
Second Quarter	6.98	5.21
Third Quarter	7.25	5.90
Fourth Quarter	6.77	6.00

As of December 31, 2010, there were 3,891,705 shares of common stock issued and outstanding held by approximately 242 stockholders of record.   There were 310,151 shares of common stock issuable on the exercise of outstanding stock options, 281,740 of which were exercisable.  The remaining are exercisable as follows:

Date Exercisable	# of Shares

January 22, 2011	16,884
May 7, 2011	2,000
December 31, 2011	7,527
May 7, 2012	2,000
Total	28,411

Dividends

We have paid the following dividends on our common stock during the years indicated:

	2010	2009
March	$0.03	$0.03
June	0.03	0.03
September	0.03	0.03
December	0.03	0.03
Total	$0.12	$0.12

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended December 31, 2010.

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

December 31,	2010	2009	2008

	(Dollars in thousands, except per share data)
Earnings and dividends:
Interest revenue	$18,509	$17,096	$15,424
Interest expense	4,943	5,580	5,910
Net interest income	13,566	11,516	9,514
Provision for loan losses	1,082	900	415
Non-interest revenue	1,352	1,820	964
Non-interest expense	11,409	9,257	7,373
Income taxes	997	1,056	939
Net income	1,430	2,123	1,751
Less: Net income (loss) attributable to the non-controlling interest	(73)	87	(5)
Net income attributable to Old Line Bancshares, Inc.	1,503	2,036	1,756
Net income available to common stockholders	1,503	1,550	1,727

Per common share data
Basic earnings	$0.39	$0.40	$0.44
Diluted earnings	0.38	0.40	0.44
Dividends paid	0.12	0.12	0.12
Common stockholders book value, period end	9.52	9.31	8.98
Average common shares outstanding
Basic	3,880,060	3,862,364	3,919,903
Diluted	3,903,577	3,869,466	3,923,223
Common shares outstanding, period end	3,891,705	3,862,364	3,862,364

Balance Sheet Data:
Total assets	$401,910	$357,219	$317,731
Total loans, less allowance for loan losses	299,606	265,009	231,054
Total investment securities	54,786	33,819	37,569
Total deposits	340,527	286,348	231,431
Stockholders’ equity	37,054	35,941	41,687

Performance Ratios:
Return on average assets	0.38%	0.60%	0.64%
Return on average stockholders’ equity	4.14%	5,22%	5.04%
Total ending equity to total ending assets	9.22%	10.06%	13.12%
Net interest margin (1)	3.86%	3.77%	3.80%
Dividend payout ratio for period	31.0%	22.7%	26.8%

Asset Quality Ratios:
Allowance to period-end loans	0.82%	0.93%	0.85%
Non-performing assets to total assets	0.96%	0.44%	0.27%
Non-performing loans to allowance for loan losses	109.81%	63.93%	42.88%

Capital Ratios:
Tier I risk-based capital	11.6%	12.8%	16.6%
Total risk-based capital	12.4%	13.7%	17.4%
Leverage capital ratio	9.2%	10.0%	14.0%

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $1.0 million investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.50% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 50% of this building for our main office and operate a branch of Old Line Bank from this address.

Summary of Recent Performance and Other Activities

In an economic climate that continues to present challenges for our industry, we are pleased to report significant strategic accomplishments during the year and continued profitability.  Net income available to common stockholders, after inclusion of $574,369 in merger and integration expenses, was $1.5 million or $0.39 per basic common share and $0.38 per diluted common share for the year ending December 31, 2010 which was comparable to the $1.6 million net income available to common stockholders that we reported for the year ending December 31, 2009.

The following events occurred during 2010:

•
On September 1, 2010, we announced that we had executed a merger agreement that provided for the acquisition of Maryland Bankcorp.   In January 2011, we received stockholder approval for this merger/acquisition and we have received all required regulatory approvals.  We anticipate that this merger will become effective April 1, 2011.

•
During the year, we placed four loans on non-accrual status, foreclosed on two properties that secured non-accrual loans, sold a foreclosed property and recorded a gain on this sale of $192,724 and charged off one non-accrual loan.

•
At December 31, 2010, we had three loans to three borrowers in non-accrual status with total balances due of $2.7 million (0.67% of total assets) compared to three borrowers with total balances due of $1.6 million (0.44% of total assets) at December 31, 2009. We ended the year with no loans other than non-accrual loans past due 30-89 days.

•	At December 31, 2010, we had two properties in other real estate owned that we valued at $1.2 million compared to no other real estate owned at December 31, 2009.
•	At December 31, 2010, total non-performing assets were $3.9 million or 0.96% of total assets compared to $1.6 million or 0.44% of total assets at December 31, 2009.
•	We increased the provision for loan losses by $182,000 from $900,000 to $1.1 million.
•	The loan portfolio grew $34.6 million or 13.06%.
•	Total deposits grew $54.2 million or 18.92%.

•  We maintained liquidity and by all regulatory measures remained “well capitalized”.
•	We recognized a loss on our investment in Pointer Ridge of approximately $121,000.
•	Andre' J. Gingles was appointed to our Board of Directors.
•	Our Greenbelt lending team that we hired in December 2009 was a significant contributor to our loan and deposit growth.

The following summarizes the highlights of our financial performance for the twelve month period ended
December 31, 2010 compared to the twelve month period ended December 31, 2009 (000’s):

Year Ended December 31,	2010	2009	$ Change	% Change

Net income available to common stockholders	$1,503	$1,550	$(47)	(3.03	) %
Interest revenue	18,509	17,096	1,413	8.27
Interest expense	4,943	5,580	(637)	(11.42)
Net interest income after provision for loan losses	12,484	10,616	1,868	17.60
Non-interest revenue	1,352	1,820	(468)	(25.71)
Non-interest expense	11,409	9,257	2,152	23.25
Average total loans	285,465	254,562	30,903	12.14
Average interest earning assets	355,590	308,416	47,174	15.30
Average total interest bearing deposits	263,007	221,651	41,356	18.66
Average non-interest bearing deposits	54,335	39,410	14,925	37.87
Net Interest Margin (1)	3.86%	3.77%
Return on average equity	4.14%	5.22%
Basic earnings per common share	$0.39	$0.40	$(0.01)	(2.50%)
Diluted earnings per common share	0.38	0.40	(0.02)	(5.00%)

(1) See “Reconciliation of Non-GAAP Measures”

Growth Strategy

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include maintaining credit quality, creating an attractive branch network, expanding fee income, generating extensions of core banking services, using technology to maximize stockholder value and successfully integrating the operations of Maryland Bankcorp.

On September 1, 2010, we announced that we had executed a merger agreement that provides for the acquisition of Maryland Bankcorp, the parent company of Maryland Bank & Trust Company, N.A.  We anticipate that this acquisition will create the sixth largest independent commercial bank based in Maryland, with assets of more than $750 million and with 20 full service branches serving five counties.  During the third and fourth quarters, teams from both institutions have worked, and continue to work diligently to join the two organizations.  We plan to complete the merger on April 1, 2011.

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

Repayment of Troubled Asset Relief Program (TARP) Investment

On July 15, 2009, we repurchased from the U.S. Treasury 7,000 shares of preferred stock that we issued to them in December 2008 under the U.S. Treasury’s Capital Purchase Program through the Troubled Asset Relief Program.  We paid the U.S. Treasury $7,058,333 to repurchase the preferred stock which reflects the liquidation value of the preferred stock and $58,333 of accrued but unpaid dividends.  We have also repurchased at a fair market value of $225,000 the warrant to purchase 141,892 shares of our common stock

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank east of Washington D.C.  While it remains uncertain whether the economy will continue on its path towards recovery, economists anticipate that the economy may reach sustainable recovery during 2011.  We remain cautiously optimistic that we have identified any problem assets and our remaining borrowers will continue to stay current on their loans.  However, we also recognize that we are not immune to losses in our loan portfolio.  If the unemployment rate continues to remain high and real estate values decline further, we anticipate that even our strong borrowers may experience financial difficulties as they continue to cope with declining revenues, diminishing cash flows and depreciating collateral values in their businesses.

Now that we have announced the acquisition of Maryland Bankcorp, substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy.

Until completion of the merger with Maryland Bankcorp, we anticipate that merger related expenses will cause lower than expected earnings.  We anticipate the merger will be accretive to earnings by the end of 2011.  We also expect that salaries and benefits expenses and other operating expenses will increase in 2011 following the merger with Maryland Bankcorp.  We anticipate that, over time, income generated from the branches opened in 2009 and our new loan officers, as well as the new branches and employees we will acquire as a result of the merger, will offset any corresponding increases in expenses.  We believe with our 10 branches, the addition of Maryland Bankcorp’s 10 branches and staff, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

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

2010 compared to 2009

Net interest income after provision for loan losses for the year ended December 31, 2010 amounted to $12.5 million, which was $1.9 million or 17.92% greater than the 2009 level of $10.6 million.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of interest earning assets growing at a faster rate than interest-bearing liabilities.  A decline in interest rates on these interest earning assets partially offset this growth.  The interest rate on interest bearing deposits also declined at a faster rate than the rate on interest earning assets.

Changes in the federal funds rate and the prime rate affect the interest rates on interest earning assets, net interest income and net interest margin.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, began 2008 at 7.25% and decreased 400 basis points during the year.  During 2009 and 2010, the prime interest rate remained unchanged at 3.25% for the entire period.  The intended federal funds rate has also moved in a similar manner to the prime interest rate.  It began 2008 at 4.25% and decreased 400 basis points during the year.  During 2009 and 2010, the intended federal funds rate remained relatively constant at zero to 0.25% for the entire period.  These declines have caused the short and long term interest yield to decline dramatically during the past two years from prior periods.  As a result, when investments and loans matured during 2009 and 2010, they were invested in lower yielding securities and loans.

We offset the effect on net interest income caused by these declines in interest rates primarily by growing total average interest earning assets $47.2 million to $355.6 million for the year ended December 31, 2010 from $308.4 million for the year ended December 31, 2009.  The growth in average interest earning assets derived primarily from a $30.9 million increase in average total loans, an $11.2 million growth in average investment securities and a $2.8 million increase in average interest bearing deposits in other banks.  The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing deposits which grew $41.3 million to $263.0 million from $221.7 million.

One of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  The growth of this lower cost funding base positively impacts our net interest margin.  Average non-interest bearing deposits grew $14.9 million or 37.82% to $54.3 million for the year ended December 31, 2010 from $39.4 million for the year ended December 31, 2009.

Our net interest margin was 3.86% for the year ended December 31, 2010, as compared to 3.77% for the year ended December 31, 2009.  The increase in the net interest margin occurred because the cost of interest bearing deposits decreased 56 basis points from 2.05% for the twelve months ended December 31, 2009 to 1.49% for the twelve months ended December 31, 2010.  A 4 basis point decline in the interest yield on borrowed funds also contributed to the improvement in the net interest margin.  The decrease in these interest yields during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit.

With our new branches and increased recognition in the Prince George’s County and Anne Arundel County markets, and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2011.   We also anticipate that the merger with Maryland Bankcorp will positively impact our growth in earning assets.
If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits in 2011.  We also believe that we will maintain or improve the net interest margin during 2011.   As a result of this growth and maintenance of the net interest margin, we expect that net interest income will increase during 2011, although there can be no guarantee that this will be the case.

As stated earlier, one of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  Although, we have not yet determined the ultimate impact of this legislation on our operations, we expect that interest costs associated with deposits to increase.

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

Average Balances, Interest and Yields
Twelve Months Ended December 31,	2010			2009			2008
	Average			Average			Average
	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$2,720,879	$7,258	0.27%	$458,457	$1,149	0.25%	$13,342,150	$290,788	2.18%
Interest bearing deposits	19,837,453	188,361	0.95	17,004,299	270,290	1.59	3,116,699	104,560	3.35
Investment securities(1)(2)
U.S. Treasury	-	-	-	187,658	7,647	4.07	2,072,573	73,061	3.53
U.S. government agency	5,778,185	173,228	3.00	8,411,754	313,654	3.73	4,896,926	192,271	3.93
Mortgage backed securities	39,179,963	1,399,979	3.57	24,642,044	1,059,386	4.30	7,799,475	356,398	4.57
Municipal securities	2,351,798	117,062	4.98	2,540,562	126,752	4.99	2,875,141	140,893	4.90
Other	2,621,530	70,976	2.71	2,886,213	72,150	2.50	2,124,236	92,723	4.37
Total investment securities	49,931,476	1,761,245	3.53	38,668,231	1,579,589	4.08	19,768,351	855,346	4.33
Loans:(1)
Commercial	78,586,868	4,298,503	5.47	70,966,468	4,168,203	5.87	62,783,300	4,234,175	6.74
Mortgage	192,748,540	11,638,569	6.04	168,196,382	10,346,433	6.15	137,944,563	9,109,972	6.60
Consumer	14,129,643	775,337	5.49	15,399,539	856,562	5.56	16,821,749	896,398	5.33
Total loans	285,465,051	16,712,409	5.85	254,562,389	15,371,198	6.04	217,549,612	14,240,545	6.55
Allowance for loan losses	2,364,613	-		2,277,747	-		1,749,885	-
Total loans, net of allowance	283,100,438	16,712,409	5.90	252,284,642	15,371,198	6.09	215,799,727	14,240,545	6.60
Total interest earning assets(1)	355,590,246	18,669,273	5.25	308,415,629	17,222,226	5.58	252,026,927	15,491,239	6.15
Non-interest bearing cash	8,811,003			7,104,387			4,369,508
Premises and equipment	17,151,436			14,548,001			5,157,011
Other assets	12,470,229			11,904,806			11,107,525
Total assets(1)	$394,022,914			$341,972,823			$272,660,971
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$8,692,555	27,487	0.32	$6,853,343	25,602	0.37	$6,436,599	39,492	0.61
Money market and NOW	54,820,016	480,613	0.88	33,931,390	171,476	0.51	34,046,098	321,164	0.94
Other time deposits	199,494,261	3,412,238	1.71	180,866,687	4,356,021	2.41	125,113,791	4,740,952	3.79
Total interest bearing deposits	263,006,832	3,920,338	1.49	221,651,420	4,553,099	2.05	165,596,488	5,101,608	3.08
Borrowed funds	38,079,368	1,022,425	2.68	37,817,464	1,026,755	2.72	34,754,155	808,127	2.33
Total interest bearing liabilities	301,086,200	4,942,763	1.64	259,468,884	5,579,854	2.15	200,350,643	5,909,735	2.95
Non-interest bearing deposits	54,335,130			39,410,471			36,039,280
	355,421,330	4,942,763	1.39	298,879,355	5,579,854	1.87	236,389,923	5,909,735	2.50
Other liabilities	1,632,031			3,390,944			1,450,813
Non-controlling interest	640,378			692,144			-
Stockholders' equity	36,329,175			39,010,380			34,820,235
Total liabilities and stockholders' equity	$394,022,914			$341,972,823			$272,660,971
Net interest spread(1)			3.61			3.43			3.20
Net interest income(1)		$13,726,510	3.86%		$11,642,372	3.77%		$9,581,504	3.80%

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

Rate/Volume Variance Analysis

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2010 compared to 2009			2009 compared to 2008
	Variance due to:			Variance due to:

	Total	Rate	Volume	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$6,109	$79	$6,030	$(289,639)	$(138,510)	$(151,129)
Interest bearing deposits	(81,929)	(121,656)	39,727	165,730	(80,912)	246,642
Investment Securities(1)
U.S. Treasury	(7,647)	-	(7,647)	(65,414)	9,878	(75,292)
U.S. government agency	(140,426)	(54,063)	(86,363)	121,383	(10,132)	131,515
Mortgage backed securities	340,593	(202,358)	542,951	702,988	(22,306)	725,294
Municipal securities	(9,690)	(293)	(9,397)	(14,141)	2,512	(16,653)
Other	(1,174)	5,731	(6,905)	(20,573)	(47,347)	26,774
Loans:
Commercial	130,300	(298,525)	428,825	(65,972)	(582,060)	516,088
Mortgage	1,292,136	(193,487)	1,485,623	1,236,461	(657,060)	1,893,521
Consumer	(81,225)	(11,408)	(69,817)	(39,836)	38,138	(77,974)
Total interest revenue (1)	1,447,047	(875,980)	2,323,027	1,730,987	(1,487,799)	3,218,786

Interest bearing liabilities:
Savings	1,885	(4,315)	6,200	(13,890)	(16,305)	2,415
Money market and NOW	309,137	168,213	140,924	(149,688)	(148,610)	(1,078)
Other time deposits	(943,783)	(1,358,323)	414,540	(384,931)	(2,074,050)	1,689,119
Borrowed funds	(4,330)	(11,410)	7,080	218,628	143,283	75,345
Total interest expense	(637,091)	(1,205,835)	568,744	(329,881)	(2,095,682)	1,765,801

Net interest income(1)	$2,084,138	$329,855	$1,754,283	$2,060,868	$607,883	$1,452,985

1)
Interest revenue is presented on a fully taxable equivalent (FTE) basis.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses

Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions.  We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any).  We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely.  We add back recoveries on loans previously charged to the allowance.

The provision for loan losses was $1.1 million for the year ended December 31, 2010.  This represented a $182,000 or 20.22% increase as compared to $900,000 for the year ended December 31, 2009. After completing the analysis outlined below, we increased the provision for loan losses primarily because we have seen a modest increase in our historical losses over prior periods and some of our borrowers continue to report weaker profitability.  As previously mentioned, while it remains uncertain whether the economy will continue on its path towards recovery, it appears the economy may reach a sustainable recovery during 2011 and we remain cautiously optimistic that our borrowers will continue to stay current on their loans.

At year end 2010, we had three loans totaling $2.7 million past due and classified as non-accrual.  We had no other loans past due between 30-89 days.   As outlined in the asset quality section of this report, we are currently working towards resolution with all of these borrowers.

The provision for loan losses was $900,000 for the year ended December 31, 2009.  This represented a $485,000 or 116.87% increase as compared to the year ended December 31, 2008.  We increased the provision for loan losses because we believed that although our asset quality remained strong during 2009, the longer the weaknesses in the economy existed the more difficult it would become for even our strong borrowers to maintain profitability consistent with prior periods.

At year end 2009, we had $1.6 million in non-performing real estate loans.  We also had two loans totaling approximately $581,000 past due between 30-89 days.

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

We base the evaluation of the adequacy of the allowance for loan losses upon loan categories.  We categorize loans as installment and other consumer loans (other than boat loans), boat loans, mortgage loans (commercial real estate, residential real estate and real estate construction) and commercial loans.  We apply loss ratios to each category of loan.  We further divide commercial and commercial real estate loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts.  We evaluate delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral separately and assign loss amounts based upon the evaluation.

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

We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management’s estimation increase the risk inherent in the category.  If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category.  For all periods presented, there were no specific adjustments made for concentrations of credit.  As discussed above, for all periods presented we have adjusted our provision for loan losses in all segments of our portfolio as a result of economic considerations.  We consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience.  These factors include, but are not limited to, changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

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

During the year ended December 31, 2010, we charged $1.1 million to the allowance for loan losses.  This amount derived primarily from two loans.  The first loan was an unsecured facility in the amount of $137,151.  The borrower experienced health related problems that detrimentally impacted his business.  The second loan is a residential land acquisition and development loan.  During the third quarter of 2010, we received a deed in lieu of foreclosure on this property and an appraisal of the property indicated that the value was insufficient to repay the full principal balance and cost associated with the property.  Therefore, we recognized this impairment and charged $946,739 to the allowance for losses during the third quarter of 2010.  The remaining amount charged to the allowance for loan losses during 2010 consisted of small deficiencies related to various loans.

During the year ended December 31, 2009, we charged off a loan in the amount of approximately $195,000 to the allowance for loan losses.  This charge-off was the result of one land developer who was unable to meet all of his financial obligations and advised us that he could no longer make any of his payments and there was no remaining value in the underlying collateral.  During the third quarter, we also repossessed a boat with a loan balance of approximately $100,000.  We charged $50,000 to the allowance for loan losses for anticipated losses on this repossession and recorded the remaining value of the boat in other assets.  We subsequently sold this boat with no material loss.

In July 2009, we charged an additional $150,000 to the allowance for loan losses for the deficiency balance due on a $700,000 loan that was in non-accrual status until December 2009.  In July 2009, we restructured the remaining $550,000 of the loan balance and the borrower began remitting monthly payments.  The borrower has submitted all payments since the restructure in a timely manner.  As a result, in 2009, we took this loan out of non-accrual status and we now classify it as an accrual loan.  The remaining $7,000 charged to the allowance for loan losses in 2009 and the total $18,440 in 2008 were comprised of various immaterial deficiencies on several loans.

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

The allowance for loan losses represents 0.82% of total loans at December 31, 2010, 0.93% at December 31, 2009, and 0.85% at December 31, 2008.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following table represents an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

Years Ended December 31,	2010	2009	2008
Balance, beginning of period	$2,481,716	$1,983,751	$1,586,737
Provision for loan losses	1,082,000	900,000	415,000

Chargeoffs:
Commercial	(137,151)	-	-
Mortgage	(958,472)	(344,825)	-
Consumer	(4,194)	(57,210)	(18,440)
Total chargeoffs	(1,099,817)	(402,035)	(18,440)
Recoveries:
Mortgage	3,650	-	-
Consumer	927	-	454
Total recoveries	4,577	-	454
Net (chargeoffs) recoveries	(1,095,240)	(402,035)	(17,986)

Balance, end of period	$2,468,476	$2,481,716	$1,983,751

Ratio of allowance for loan losses to:
Total gross loans	0.82%	0.93%	0.85%
Non-accrual loans	91.07%	156.43%	233.19%
Ratio of net-chargeoffs during period to
average loans outstanding during period	0.384%	0.158%	0.008%

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses
December 31,	2010		2009		2008
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Consumer	$8,433	0.48%	$10,319	0.57%	$13,391	0.50%
Boat	294,723	3.86	81,417	4.91	94,910	6.22
Mortgage	1,748,122	67.97	1,845,126	66.74	1,348,850	63.21
Commercial	417,198	27.69	544,854	27.78	526,600	30.07

Total	$2,468,476	100.00%	$2,481,716	100.00%	$1,983,751	100.00%

Non-interest Revenue

2010 compared to 2009

Non-interest revenue declined $476,765 to $1.4 million for the twelve months ended December 31, 2010 primarily because of a $286,653 decline in rent and other revenue from Pointer Ridge, a $158,551 decline in gain on sales of investment securities and a $175,490 decline in other fees and commissions.  During the twelve months ended 2009, Pointer Ridge produced $567,283 in rent and other revenue that is included in other fees and commissions.  Approximately $300,000 of that amount derived from a non-recurring lease termination fee.  During the same period in 2010, we received $280,630 in rental and other income from Pointer Ridge.  The absence of the lease termination fee in 2010 and the subsequent loss of additional tenants in the building owned by Pointer Ridge were the major causes of the decline in Pointer Ridge’s rent and other revenue.  In an effort to minimize call and prepayment risk and manage future interest rate risk, we elected to sell available for sale securities during 2009.  During 2010, we did not identify any compelling reasons to sell any investment securities.  Earnings on bank owned life insurance declined $39,331 as a result of a decline in the interest yield earned on the life insurance policies.  Other fees and commissions (excluding Pointer Ridge) declined $175,490 primarily because in 2010, we received $25,530 in rental income from the tenant who leased the second floor of our branch located at 301 Crain Highway, Waldorf, Maryland compared to $109,800 in 2009.  The tenant terminated his lease in March 2010.  As a result, rental income declined $84,270.  These declines were offset by a $192,724 gain on the sale of other real estate owned.  During the fourth quarter of 2010, we ratified the sale of property that we had acquired through foreclosure in March 2010.  At the time of foreclosure, we valued the property at $223,169 and we subsequently sold the property for $425,000 less approximately $10,000 in costs.

 Upon completion of the acquisition of Maryland Bank and Trust, we anticipate in 2011 that we will rent additional space from Pointer Ridge.  As a result, we expect that Pointer Ridge will have an increase in earnings in 2011 and operate at breakeven or a slight profit. We also anticipate that we will use the space available in our Crain Highway location.  Therefore, we will not receive rental income from this facility. We also believe that we will see an increase in service charges on deposit accounts and other fees and commissions as a result of growth in our existing customers, new customers originated by our current staff and new customers acquired as a result of the acquisition of Maryland Bankcorp.

The following table outlines the changes in non-interest revenue for the twelve month periods.

Years Ended December 31,	2010	2009	$ Change	% Change
Service charges on deposit accounts	$306,548	$307,012	$(464)	(0.15	) %
Net gains on sales of investment securities	-	158,551	(158,551)	(100.00)
Earnings on bank owned life insurance	336,834	376,165	(39,331)	(10.46)
Pointer Ridge rent and other revenue	280,630	567,283	(286,653)	(50.53)
Gain on other real estate owned	192,724	-	192,724	100.00
Other fees and commissions	235,266	410,756	(175,490)	(42.72)
Total non-interest revenue	$1,352,002	$1,819,767	$(467,765)	(25.70	) %

2009 compared to 2008

Non-interest revenue totaled $1.8 million for the twelve months ended December 31, 2009, an increase of $855,835 or 88.79%.  Non-interest revenue for the twelve months ended December 31, 2009 and December 31, 2008 included fee income from service charges on deposit accounts, gains on sales of investment securities, earnings on bank owned life insurance, income from our investment in real estate LLC (Pointer Ridge) and other fees and commissions. Although the number of customers increased, service charges on deposit accounts remained relatively stable because these customers used lower cost services.  In an effort to minimize call and prepayment risk and manage future interest rate risk, we elected to sell available for sale securities during 2009.  We recorded gains on these investments because the decline in market interest rates caused an increase in the securities’ value.  In 2008, we sold a security because it no longer met our investment guidelines.  The interest rates for these types of securities had increased which caused the security value to decline and we experienced a loss.  Other fees and commissions increased primarily because we issued a higher dollar value of letters of credit that caused letter of credit fees to increase.  We also had higher loan fees as a result of an increase in expired loan commitments and an increase in the number of loans that we settled during the year.

As previously outlined, in November 2008, we acquired an additional 12.50% membership interest in Pointer Ridge.  As a result of this purchase, our membership interest increased from 50.00% to 62.50%.  Consequently, we consolidated Pointer Ridge’s results of operations from the date of acquisition.  Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method.  This consolidation caused Pointer Ridge rent and other revenue to increase during 2009.

The following table outlines the changes in non-interest revenue for the twelve month periods.

Years Ended December 31,	2009	2008	$ Change	% Change

Service charges on deposit accounts	$307,012	$311,268	$(4,256)	(1.37	) %
Net gains on sales of investment securities	158,551	(3,081)	161,632	5246.09
Earnings on bank owned life insurance	376,165	366,785	9,380	2.56
Pointer Ridge rent and other revenue	567,283	53,738	513,545	955.65
Other fees and commissions	410,756	235,222	175,534	74.62
Total non-interest revenue	$1,819,767	$963,932	$855,835	88.79%

Non-interest Expense

 2010 compared to 2009

Non-interest expense for the twelve months ended December 31, 2010 increased 23.25% or $2.2 million relative to the amount reported in 2009.  Salaries, employee benefits, occupancy, equipment, data processing expenses, and other operating expenses increased primarily because of increased operating expenses from the two branches that we opened in 2009 and the new lending team that we hired in December 2009.  Benefits also increased because of the increase in stock option and restricted stock awards granted in the first quarter of 2010.  The transfer of the ownership of other real estate owned from the borrowers’ name to ours and maintenance of these properties caused a $72,000 increase in other operating expenses. A $104,376 increase in director fees was also a primary contributor to the increase in other operating expenses.  Director fees increased because we increased the fees paid for participation in meetings and the retainer fee for directors in 2010. FDIC and State of Maryland assessments decreased $34,043 because there was no special assessment in 2010 while we paid a special assessment of approximately $149,000 in 2009.  This savings was offset by increased rates and higher deposit levels.  During the twelve month period, we incurred $574,369 in merger costs associated with the agreement to acquire Maryland Bankcorp for accounting, advisory, attorney, data processing and salaries.

The following chart outlines the changes in non-interest expenses for the period.

Years Ended December 31,	2010	2009	$ Change	% Change
Salaries	$4,681,679	$4,037,027	$644,652	15.97%
Employee benefits	1,284,993	1,012,014	272,979	26.97
Occupancy	1,296,088	1,085,768	210,320	19.37
Equipment	416,094	354,531	61,563	17.36
Data processing	452,675	340,870	111,805	32.80
FDIC Insurance and State of Maryland assessments	527,807	561,850	(34,043)	(6.06)
Pointer Ridge other operating	413,484	405,868	7,616	1.88
Merger Expense	574,369	-	574,369	100.00
Other operating	1,762,316	1,458,953	303,363	20.79
Total non-interest expenses	$11,409,505	$9,256,881	$2,152,624	23.25%

 For 2011 we anticipate non-interest expenses will increase as a result of the merger with Maryland Bankcorp.   We will incur increased rent expense related to the expansion of space in our headquarters building.  We expect that the number of branches that we operate will increase from 10 to 20 and that we will incur the increased operational expenses associated with these branches.  We will also incur increased data processing costs because of these new branches and the integration of our computer systems with Maryland Bankcorp’s and increased FDIC insurance premiums as a result of the increase in deposits.  We also anticipate that we will continue to incur legal, accounting and advisory fees associated with the merger of Maryland Bankcorp during 2011.

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

The following chart outlines the changes in non-interest expenses for the period.

Years Ended December 31,	2009	2008	$ Change	% Change

Salaries	$4,037,027	$3,316,219	$720,808	21.74%
Employee benefits	1,012,014	923,666	88,348	9.56
Occupancy	1,085,768	1,124,838	(39,070)	(3.47)
Equipment	354,531	313,133	41,398	13.22
Data processing	340,870	269,632	71,238	26.42
FDIC Insurance and State of Maryland assessments	561,850	151,149	410,701	271.72
Pointer Ridge other operating	405,868	24,414	381,454	1562.44
Other operating	1,458,953	1,249,727	209,226	16.74
Total non-interest expenses	$9,256,881	$7,372,778	$1,884,103	25.55%

Income Taxes

2010 compared to 2009

Income tax expense was $996,750 (41.08% of pre-tax income) for the year ended December 31, 2010 compared to $1,055,522 (33.20% of pre-tax income) for the same period in 2009.  The increase in the effective tax rate is primarily due to certain merger expenses that are not deductible for tax purposes.

2009 compared to 2008

Income tax expense was $1,055,522 (33.20% of pre-tax income) for the year ended December 31, 2009 compared to $939,383 (34.91% of pre-tax income) for the same period in 2008.  The decrease in the effective tax rate is primarily due to higher tax exempt interest income.

Net Income Available to Common Stockholders

2010 compared to 2009

Net income attributable to Old Line Bancshares decreased $533,486 for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009.  Net income available to common stockholders for the twelve month period ended December 31, 2010 of $1.5 million remained comparable to the $1.6 million reported for the twelve month period ended December 31, 2009.  Earnings per basic and diluted common share were $0.39 and $0.38, respectively, for the twelve months ended December 31, 2010 and $0.40 for the same period in 2009.  The decrease in net income attributable to Old Line Bancshares was the result of a $467,765 decrease in non-interest revenue and a $2.2 million increase in non-interest expense.  This was partially offset by a $1.9 million increase in net interest income after provision for loan losses.  As a result of our repurchase during 2009 from the U.S.Treasury the 7,000 shares of preferred stock that we issued to them as part of the Troubled Asset Relief Program, we eliminated the dividends associated with this stock and, as a result, net income available to common stockholders remained comparable for the twelve months ended December 31, 2010 and 2009.

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

The investment securities at December 31, 2010 amounted to $54.9 million, an increase of $21.1million, or 62.43%, from the December 31, 2009 amount of $33.8 million.  Available for sale investment securities increased to $33.0 million at December 31, 2010 from $28.0 million at December 31, 2009.  The increase in the available for sale investment securities occurred primarily because we moved funds from time deposits in other banks in order to increase the yield on these investments while maintaining liquidity.  Held to maturity securities at December 31, 2010 increased to $21.7 million from the $5.8 million balance on December 31, 2009 because we had sufficient liquidity that when available for sale securities or time deposits matured we elected to categorize the newly purchased investments as held to maturity.  The fair value of available for sale securities included net unrealized gains of $450,758 at December 31, 2010 (reflected as unrealized gains of $272,956 in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $609,165 ($368,880 net of taxes) as of December 31, 2009.   In general, the increase in fair value was the result of decreasing market rates.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

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

Investment Securities
(Dollars in thousands)

December 31,	2010	2009	2008

Available For Sale Securities
U.S. government agency	$3,804	$7,291	$10,898
Municipal securities	1,327	2,275	2,443
Mortgage backed	27,919	18,447	16,225
Total Available for Sale Securities	$33,050	$28,013	$29,566

Held To Maturity Securities
U.S. Treasury	$-	$-	$500
Municipal securities	984	301	301
Mortgage backed	20,752	5,506	7,202
Total Held to Maturity Securities	$21,736	$5,807	$8,003

Equity securities	$2,563	$2,958	$2,127

The following table shows the maturities for the securities portfolio at December 31, 2010 and 2009:

Fair Value, Amortized Cost and Weighted Average Yield

	Available for Sale			Held to Maturity
December 31, 2010	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Maturing
Less than 3 months	$-	$-		$-	$-
Over 3 months through 1 year	1,009,341	1,041,750	3.68%	-	-
Over one to five years	1,992,780	2,078,874	3.81%	302,084	305,385	3.40%
Over five to ten years	12,034,769	12,202,523	2.90%	6,784,476	7,005,706	3.76%
Over ten years	17,562,147	17,726,648	3.65%	14,649,909	14,654,490	3.15%
	$32,599,037	$33,049,795		$21,736,469	$21,965,581

Pledged Securities	$-	$-		$-	$-

	Available for Sale			Held to Maturity
December 31, 2009	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Maturing
Less than 3 months	$250,039	$250,398	2.55%	$-	$-
Over 3 months through 1 year	1,394,559	1,413,114	3.22%	-	-
Over one to five years	4,440,360	4,621,900	4.00%	99,927	100,210	3.50%
Over five to ten years	8,567,790	8,760,477	3.32%	2,279,892	2,373,515	4.40%
Over ten years	12,751,035	12,967,059	4.16%	3,426,688	3,603,040	4.78%
	$27,403,783	$28,012,948		$5,806,507	$6,076,765

Pledged Securities	$-	$-		$-	$-

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

Pointer Ridge Office Investment, LLC
December 31,	2010	2009	2008
Balance Sheets
Current assets	$758,257	$891,233	$540,105
Non-current assets	7,252,413	7,432,268	7,619,352
Liabilities	6,397,360	6,480,230	6,548,760
Equity	1,613,310	1,843,271	1,610,697

Statements of Income
Revenue	$822,920	$1,239,137	$1,014,136
Expenses	1,017,184	1,006,563	1,019,577
Net income (loss)	$(194,264)	$232,574	$(5,441)

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

The loan portfolio, net of allowance, unearned fees and origination costs, increased $34.6 million or 13.06% to $299.6 million at December 31, 2010 from $265.0 million at December 31, 2009.  Commercial business loans increased by $9.3 million (12.53%), commercial real estate loans increased by $29.5 million (23.79%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $3.7 million (15.81%), real estate construction loans (primarily commercial real estate construction) decreased by $6.5 million (21.04%) and consumer loans decreased by $1.5 million (10.27%) from their respective balances at December 31, 2009.

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

During 2010, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period.  In spite of these payoffs, we experienced a 13.06% growth in the loan portfolio.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team will continue to focus their efforts on business development during 2011 and continue to grow the loan portfolio.  However, continued deterioration in the economic climate may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)
December 31,	2010		2009		2008

Real Estate
Commercial	$153,527	50.91%	$124,002	46.44%	$110,826	47.63%
Construction	24,378	8.08	30,872	11.56	23,422	10.07
Residential	27,081	8.98	23,350	8.74	12,820	5.51
Commercial	83,523	27.69	74,175	27.78	69,961	30.07
Consumer	13,080	4.34	14,622	5.48	15,638	6.72
	301,589	100.00%	267,021	100.00%	232,667	100.00%
Allowance for loan losses	(2,469)		(2,481)		(1,983)
Deferred loan costs, net	486		469		370
	$299,606		$265,009		$231,054

The following table presents the maturities or re-pricing periods of selected loans outstanding at December 31, 2010:

	Loan Maturity Distribution at December 31, 2010
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)
Real Estate
Commercial	$32,938	$111,257	$9,332	$153,527
Construction	17,115	5,571	1,692	24,378
Residential	22,087	4,178	816	27,081
Commercial	51,774	27,782	3,967	83,523
Consumer	1,001	820	11,259	13,080
Total Loans	$124,915	$149,608	$27,066	$301,589

Fixed Rates	$23,438	$47,455	$25,374	$96,267
Variable Rates	101,477	102,153	1,692	205,322
Total Loans	$124,915	$149,608	$27,066	$301,589

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

The following table outlines those construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

Loans With Interest Paid From Loan Advances
(Dollars in thousands)
Years Ended December 31,	2010		2009
	# of Borrowers		# of Borrowers

Hotels	1	$979	1	$1,741
Single family acquisition & development	1	2,336	2	4,028
	2	$3,315	3	$5,769

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

At year end, with the exception of the three non-accrual loans, there were no loans 30-89 days past due, and all of our remaining loans were performing in accordance with contractual terms.  Management has identified an additional ten potential problem loans totaling $4.6 million.  Management has concerns either about the ability of these borrowers to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits

Management generally classifies loans as non-accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Once we classify a loan as non-accrual we no longer accrue interest on such loan and reverse any interest previously accrued but not collected.  We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments.  We recognize interest on non-accrual loans only when received.

As previously discussed in the provision for loan losses section of this report, at December 31, 2010, we had three loans totaling $2.7 million that were 90 days past due and were classified as non-accrual compared to three loans in the amount of 1.6 million at December 31, 2009 which were 90 days past due and were classified as non-accrual

The table below outlines the transfer of loans from and to non-accrual status for the nine month period:

	# of Borrowers	Loan Balance
Beginning Balance	3	$1,586
Added to non-accrual		3,585
Charged-off		(1,084)
Transferred to other real estate owned		(1,376)
Ending balance non-accrual loans	3	$2,711

At December 31, 2010, we had three loans totaling $2.7 million past due and classified as non-accrual as compared to three loans totaling $1.6 million at December 31, 2009.  The first loan in the amount of $810,291 is the same loan that we previously reported in December 31, 2008 and 2009 and described below.  At December 31, 2010, we had obtained a “lift stay” on the property that secured the loan and were awaiting ratification of foreclosure.  We received this ratification in January 2011 and subsequent to year end transferred this property to other real estate owned.  At year end 2010, the non-accrued interest on this loan was $212,936.

The second loan, in the amount of $1,616,317, is a residential acquisition and development loan secured by real estate.  The borrower and the guarantor on this loan have filed bankruptcy.  We have received an appraisal that indicates the current value of the collateral that secures this loan is insufficient for repayment and are currently working towards obtaining a “lift stay” and foreclosure.  At December 31, 2010, we considered this loan impaired and had allocated $450,000 of the allowance for loan losses to this loan.  At December 31, 2010, the interest not accrued on this loan was $101,867.

The third loan is a luxury boat loan in the amount of $284,011.  The borrower on this loan has filed bankruptcy.  We anticipate that we will repossess the boat securing this loan.  At repossession, we will obtain a survey on the boat to determine its value.  Although we have not specifically allocated a reserve for this loan, we anticipate that we may have to charge off approximately $50,000 which we have included in our allowance for loan losses boat allocation.  At December 31, 2010, the interest not accrued on this loan was $3,728.

As previously discussed in the provision for loan losses section of this report, at December 31, 2009, we had three loans totaling $1.6 million that were 90 days past due and classified as non-accrual compared to one loan in the amount of $850,675 at December 31, 2008.

During the first quarter of 2008, the borrower on the first non-accrual loan that has a balance of $810,291 began remitting payments and advised us that the borrower planned to make all past due interest and principal current prior to June 30, 2009. Through October 2008, the borrower remitted regular payments plus a portion of the arrearage.  In November 2008, the borrower requested a revision to this repayment schedule with full repayment of all past due amounts to occur by May 2010.  In October 2009, the borrower re-entered bankruptcy under Chapter 11 of the United States Bankruptcy Code.  A commercial real estate property secures this loan.  The loan to value at inception of this loan was 80% and an appraisal received in 2010 indicates that the current loan to value is less than 80%.  As discussed above, we received ratification of foreclosure on the property that secures this loan in January 2011 and subsequent to year end transferred this property to other real estate owned.

The second loan on December 31, 2009, was in the amount of approximately $223,000.  In March 2010, we foreclosed on the property that secured this loan and transferred the value of the property from non-accrual loans to other real estate owned.  In the fourth quarter of 2010, we sold this property and recorded a gain on the sale of $192,724.

At December 31, 2009, the third loan in the amount of $553,039 was a land development loan secured by real estate.  The borrower on this loan filed bankruptcy.  A recent appraisal of the property securing this loan indicates that the value of the collateral is sufficient to provide repayment.  We received a deed in lieu of foreclosure on this property and during 2010 transferred the value of this property from non-accrual loans to other real estate owned.  We have executed a contract for sale on the property the proceeds of which, if consummated, will repay the majority of the amount due.  The purchaser is currently conducting a feasibility study on the property.  If the purchaser does not encounter any difficulties during the feasibility study period, we anticipate that we will complete the sale of this property during the 2nd or 3rd quarter of 2011.

In March 2009, we reported that the borrower on an approximately $700,000 residential real estate mortgage filed bankruptcy.  After receipt of an appraisal on this property, we have restructured this loan.  In July 2009, we charged $150,000 of the previously reported $175,000 allocated allowance to the allowance for loan losses.  The borrower has reaffirmed $550,000 of the debt and began remitting payments.  We returned this loan to accrual status in December 2009 after six months of satisfactory repayment history.

As discussed in the provision for loan losses section of this report, during the third quarter of 2010 we charged $137,151 to the allowance for loan losses for an unsecured credit facility in the amount of $137,151 that we previously classified as non-accrual.

 As of December 31, 2010, we owned two properties totaling $1.2 million as a result of foreclosure.  As outlined above, we value one property at $553,169.

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

On December 31, 2009 and 2008, we held no other real estate owned.

We classify any property acquired as a result of foreclosure on a mortgage loan as foreclosed real estate and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the loan at the lower of cost or net realizable value.  We charge any required write down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure.  We charge to expense any subsequent adjustments to net realizable value.  Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis.

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

As of December 31, 2010, we had one impaired loan in the amount of $1.6 million for which we had allocated a specific reserve of $450,000 and we had one restructured loan.  We also had eight loans totaling $4.3 million that we individually evaluated for impairment.  We determined that these loans were not impaired and we have not allocated a specific reserve for these loans.  At December 31, 2009, we had one restructured loan and we had two loans totaling $2.0 million that we had individually evaluated for impairment and had allocated a specific reserve of $750,000.  We also had ten loans totaling $5.8 million that we had individually evaluated for impairment.  We determined that there was no impairment and did not allocate a specific reserve for these loans.  Any future decline in the economy may adversely affect our asset quality.

The table below presents a breakdown of the non-performing loans and accruing past due loans at December 31, 2010 and 2009.

Non-Accrual and Past Due Loans
(Dollars in thousands)

Year Ended December 31,	2010			2009
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$2,427	$315	3	$1,586	$191
Construction		-	-		-	-
Residential		-	-		-	-
Commercial		-	-		-	-
Consumer	1	284	4		-	-
Other real estate owned	2	1,153	-		-	-
Total non-performing assets	5	$3,864	$319	3	$1,586	$191

Non-performing assets as a percentage of total assets		0.96%			0.44%
Non-performing loans as a percentage of total gross loans		0.90%			0.59%

Accruing past due loans:
30-89 days past due		$-		2	$581
90 or more days past due		-			-
Total accruing past due loans		$-		2	$581

Ratio of accruing past due loans to total loans:
30-89 days past due		-%			0.22%
90 or more days past due		-			-
Total accruing past due loans		-%			0.22%

Bank owned life insurance

In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush.  With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank, including Sandi F. Burnett.  We anticipate the earnings on these policies will partially offset our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006.  The cash surrender value of the insurance policies increased by $280,296 during 2010 as a result of earnings net of cost on these policies.  There are no post retirement death benefits associated with the BOLI policies.

On January 3, 2006, Old Line Bank entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements with Mr. Cornelsen, Mr. Burnett and Ms. Rush and started accruing for the related post retirement benefits.  Under these agreements, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen $77,773; Mr. Burnett $24,651; Ms. Burnett $66,310; and Ms. Rush $77,773. Mr. Burnett will receive an additional $5,895 per year if he continues his employment with us until he reaches age 68.  Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen $1.4 million; Mr. Burnett $746,705; Ms. Burnett $322,413; Ms. Rush $779,152; and we have aggregate insurance on all other officers of $2.0 million.  Old Line Bank has funded these obligations through the BOLI outlined above.  There is no obligation to provide any of the insured executives’ beneficiaries post retirement benefits from the BOLI.

Deposits

 We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At December 31, 2010, the deposit portfolio had grown to $340.5 million, a $54.2 million or an 18.93% increase over the December 31, 2009 level of $286.3 million.  Non-interest bearing deposits increased $26.6 million during the period to $67.5 million from $40.9 million primarily due to the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts.  Interest bearing deposits grew $27.5 million to $273.0 million from $245.5 million.  Approximately $27.5 million of the increase was in money market accounts and $1.9 million was in savings accounts.  These increases were offset by a $1.9 million decrease in certificates of deposit.  The growth in these categories was the result of expansion of existing customer relationships, the new money market accounts provided through Promontory Interfinancial Network discussed below and new customers.

At December 31, 2009, the deposit portfolio had grown to $286.3 million, a $54.9 million or 23.73% increase over the December 31, 2008 level of $231.4 million.  Non-interest bearing deposits increased $1.0 million during the period to $40.9 million from $39.9 million primarily due to the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts.  Interest bearing deposits grew $53.9 million to $245.5 million from $191.6 million.  Approximately $40.3 million of the increase in interest bearing deposits was in certificates of deposit, $11.5 million was in money market accounts and $2.1 million was in savings accounts.  The growth in these categories was the result of expansion of existing customer relationships and new customers.  Although we offer competitive interest rates on our interest bearing deposits, we believe that our growth in these deposits is a result of the customers’ desire to bank with a quality institution versus high rates.

We acquire brokered certificate of deposits through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At December 31, 2010, we had $21.1 million in CDARS and $5.7 million in money market accounts through Promontory’s reciprocal deposit program compared to $31.8 million and $0, respectively, at December 31, 2009.  At December 31, 2010, we had received $31.8 million in deposits through the Promontory network that were not reciprocal deposits.  We had no other brokered certificates of deposit as of December 31, 2009 and 2010.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2010.

	Certificate of Deposit Maturity Distribution
	December 31, 2010
	Three Months or Less	Three Months to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit
Less than $100,000	$52,000	$44,722	$28,228	$124,950
Greater than or equal to $100,000	7,636	26,844	33,100	67,580
Total	$59,636	$71,566	$61,328	$192,530

Borrowings

Old Line Bancshares has available a $3 million unsecured line of credit.  Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of December 31, 2010.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $120.9 million at December 31, 2010.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $60.9 million of borrowings.  Of this, we had borrowed $10 million at December 31, 2010.  We may increase availability by providing additional collateral.

Short term borrowings consisted of short term promissory notes issued to Old Line Bank’s customers, federal funds purchased and advances from the FHLB.  Old Line Bank has an enhancement to the basic non-interest bearing demand deposit account for its commercial clients. This service electronically sweeps excess funds from the customer’s account into an interest bearing Master Note with Old Line Bank.  These Master Notes re-price daily and have maturities of 270 days or less.  At December 31, 2010, Old Line Bank had $5.7 million outstanding in these short term promissory notes with an average interest rate of 0.50%.  At December 31, 2009, Old Line Bank had $11.1 million outstanding with an average interest rate of 0.50%.  At December 31, 2010 and 2009, Old Line Bank did not have any borrowings in overnight federal funds with the FHLB or any other short term borrowings.

At December 31, 2010, Old Line Bank had two advances in the amount of $5 million each, from the FHLB totaling $10 million.  At December 31, 2009 and 2008, Old Line Bank had three advances in the amount of $5.0 million each, from the FHLB totaling $15.0 million.

On November 24, 2007, Old Line Bank borrowed $5.0 million with an interest rate of 3.66%.  Interest was due on the 23rd day of each February, May, August and November, commencing on February 23, 2008.  On November 23, 2008, or any interest payment date thereafter, the FHLB had the option to convert the interest rate on this advance from a fixed rate to a three (3) month London Interbank Offer Rate (LIBOR) based variable rate.  Old Line Bank paid this advance in full on November 23, 2010.

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

As outlined previously, as a result of increasing our membership interest in Pointer Ridge to 62.50%, we have consolidated their results of operation from the date of acquisition.  Prior to the date of acquisition, we accounted for our investment in Pointer Ridge using the equity method.  On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At December 31, 2010 and 2009, Pointer Ridge had borrowed $6.4 million and $6.5 million, respectively, under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

For additional information about our borrowings, see Notes 10 and 11 to our consolidated financial statements.

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  We have unsecured and secured credit lines available from several correspondent banks totaling $32.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell or pledge investment securities to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On December 31, 2010, we had $14.3 million in cash and due from banks, $109,170 in interest bearing accounts with other banks, $180,536 in federal funds sold and $297,000 in time deposits in other banks.  As of December 31, 2009, we had $7.4 million in cash and due from banks, $4.0 million in interest bearing accounts with other banks, $81,138 in federal funds sold and overnight investments and $15.0 million in time deposits in other banks.

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

Capital

Our stockholders’ equity amounted to $37.7 million at December 31, 2010 and $36.6 million at December 31, 2009.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity increased during the twelve month period primarily because of net income attributable to Old Line Bancshares, Inc. of $1.5 million, $53,829 in proceeds received for stock options issued and the $118,127 adjustment for stock based compensation awards.  These items were partially offset by the $465,842 dividend paid to common stockholders.  By all regulatory measures, we remain well capitalized.

The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.”  For a discussion of these capital requirements, see “Supervision and Regulation – Capital Adequacy Guidelines.”

Risk Based Capital Analysis
(Dollars in thousands)

December 31,	2010	2009	2008

Tier 1 Capital
Preferred and common stock	$39	$39	$7,043
Additional paid-in capital	29,207	29,034	28,839
Retained earnings	7,535	6,498	5,412
Less: disallowed assets	-	-	-
Total Tier 1 Capital	36,781	35,571	41,294

Tier 2 Capital:
Allowance for loan losses	2,468	2,482	1,984
Total Risk Based Capital	$39,249	$38,053	$43,278

Risk weighted assets	$317,029	$277,989	$248,555

				Regulatory Minimum
Capital Ratios:
Tier 1 risk based capital ratio	11.6%	12.8%	16.6%	4.00%
Total risk based capital ratio	12.4%	13.7%	17.4%	8.00%
Leverage ratio	9.2%	10.0%	14.0%	4.00%

Return on Average Assets and Average Equity

The ratio of net income to average equity and average assets and certain other ratios are as follows:

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Average total assets	$394,022	$341,973	$272,661

Average equity	36,329	39,010	34,820

Net income attributable to Old Line Bancshares, Inc.	1,503	2,036	1,756

Cash dividends declared-common stock	466	463	470

Dividend payout ratio for period	31.00%	22.74%	26.77%

Return on average assets	0.38%	0.60%	0.64%

Return on average equity	4.14%	5.22%	5.04%

Average stockholders’ equity to
average total assets	9.22%	11.41%	12.77%

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

Outstanding loan commitments and lines and letters of credit at December 31 of 2009, 2008 and 2007 are as follows:

December 31,	2010	2009	2008
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$34,485	$21,153	$23,074
Construction	11,512	14,573	21,981
Consumer	7,256	9,015	6,379
	$53,253	$44,741	$51,434

Standby letters of credit	$7,901	$3,883	$1,583

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee.  Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition.  These lines generally have variable interest rates.  Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements.  We evaluate each customer's credit worthiness on a case by case basis. During periods of economic turmoil, we reevaluate many of our commitments to extend credit.  Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments.  We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Commitments for real estate development and construction, which totaled $11.5 million, or 21.58% of the $53.3 million, are generally short term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Our exposure to credit loss in the event of non-performance by the customer is the contract amount of the commitment.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  In general, we make loan commitments, credit lines and letters of credit on the same terms, including with respect to collateral, as outstanding loans.  We evaluate each customer's credit-worthiness and the collateral required on a case-by-case basis.

We have various financial obligations, including contractual obligations and commitments.  The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date.

Contractual Obligations
(Dollars in thousands)

	Within one year	One to three years	Three to five years	Over five years	Total

Non-interest bearing deposits	$67,495	$-	$-	$-	$67,495
Interest bearing deposits	208,971	55,680	8,816	-	273,467
Short term borrowings	5,669	-	-	-	5,669
Long term borrowings	89	10,195	221	5,867	16,372
Purchase obligations	1,637,349	1,263,715	416,431	-	3,317,495
Operating leases	665	1,271	1,073	8,720	11,729
Total	$1,920,238	$1,330,861	$426,541	$14,587	$3,692,227

Our operating lease obligations represent rental payments for seven branches, a loan production office and our main office.  We lease our main office and our Bowie branch location from Pointer Ridge.  We have excluded 62.50% of these lease payments in consolidation.  The interest bearing obligations include accrued interest.  Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding.  In 2011, the purchase obligations amounts include principal and interest due on participation loans, estimated obligations under data processing contracts, income tax payable and accounts payable for goods and services.  In subsequent years, the purchase obligations amounts primarily relate to estimated obligations under data processing contracts.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:

Twelve months ended December 31, 2010

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$13,566,068	3.82%	3.57%
Tax equivalent adjustment
Federal funds sold	3	-	-
Investment securities	47,642	0.01	0.01
Loans	112,797	0.03	0.03
Total tax equivalent adjustment	160,442	0.04	0.04
Tax equivalent interest yield	$13,726,510	3.86%	3.61%

Twelve months ended December 31, 2009

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$11,516,002	3.73%	3.39%
Tax equivalent adjustment
Federal funds sold	1	-	-
Investment securities	59,779	0.02	0.02
Loans	66,590	0.02	0.02
Total tax equivalent adjustment	126,370	0.04	0.04
Tax equivalent interest yield	$11,642,372	3.77%	3.43%

Twelve months ended December 31, 2008

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$9,514,501	3.77%	3.17%
Tax equivalent adjustment
Federal funds sold	5,169	0.00	0.00
Investment securities	61,834	0.03	0.03
Loans	-	-	-
Total tax equivalent adjustment	67,003	0.03	0.03
Tax equivalent interest yield	$9,581,504	3.80%	3.20%

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

Application of Critical Accounting Policies

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which we operate.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.   We base these estimates, assumptions, and judgments on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.   Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.   Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third party sources, when available.

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

             Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets.  Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge offs, which would adversely affect income and capital.  For additional information regarding the allowance for loan losses, see the “Provision for Loan Losses” section of this annual report.

New Authoritative Accounting Guidance

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010.  See Note 17-Fair Value of Financial Instruments in our consolidated financial statements.

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

ASU No. 2010-20 “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 became effective for financial statements as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period.  Disclosures that relate to activity during a reporting period will be required for financial statements that include periods beginning on or after January 1, 2011.

ASU No. 2010-29 “Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations” contains amendments that specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands supplemental pro forma disclosures under Topic 350 to include a description of the nature and amount of material, non-recurring  pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings.  ASU 2010-29 became effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  We do not anticipate that the implementation of ASU 2010-29 will have a material impact on our consolidated results of operations or financial position.

ASU 2010-28 “Intangibles-Goodwill and Other (Topic 350): When Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative” contains amendments that modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether any adverse qualitative factors indicate that impairment may exists.  The qualitative factors are consistent with guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below carrying value.  ASU 2010-28 became effective for fiscal years and interim periods within those years beginning after December 15, 2010.  We do not anticipate that the implementation of ASU 2010-28 will have a material impact on our consolidated results of operations or financial position.

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

As part of the interest rate risk sensitivity analysis, the Asset and Liability Committee examines the extent to which Old Line Bank’s assets and liabilities are interest rate sensitive and monitors the interest rate sensitivity gap.  An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates.  The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or re-price within such time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If repricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

Old Line Bank currently has a negative gap, which suggests that the net interest income on interest earning assets may decrease during periods of rising interest rates.  However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how changes in interest rates will affect net interest income.  Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates.  In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap.  The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2010.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2010
	Maturing or Repricing
	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$109	$-	$-	$-	$109
Time deposits in other banks	198	99	-	-	297
Federal funds sold	181	-	-	-	181
Investment securities	-	1,042	2,381	51,363	$54,786
Loans	103,589	21,326	149,608	27,066	301,589
Total interest earning assets	104,077	22,467	151,989	78,429	356,962

Interest Bearing Liabilities:
Interest-bearing transaction deposits	47,332	23,666	-	-	70,998
Savings accounts	3,168	3,168	3,168	-	9,504
Time deposits	59,636	71,566	61,328	-	192,530
Total interest-bearing deposits	110,136	98,400	64,496	-	273,032
FHLB advances	10,000	-	-	-	10,000
Other borrowings	5,669	-	-	6,372	12,041
Total interest-bearing liabilities	125,805	98,400	64,496	6,372	295,073

Period Gap	$(21,728)	$(75,933)	$87,493	$72,057	$61,889

Cumulative Gap	$(21,728)	$(97,661)	$(10,168)	$61,889

Cumulative Gap/Total Assets	(6.08%)	(27.34%)	(2.85%)	17.33%

Item 8.  Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010, 2009 and 2008

Consolidated Statements of Income – For the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows – For the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Bowie, Maryland

We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2010, 2009, and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2010, 2009, and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
March 21, 2011

101 E. Chesapeake Avenue, Suite 300, Baltimore, Maryland 21286
410-583-6990  FAX 410-583-7061
Website:  www.Rowles.com

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

December 31,	2010	2009	2008
Assets
Cash and due from banks	$14,325,266	$7,402,137	$8,823,170
Interest bearing accounts	109,170	3,953,312	-
Federal funds sold	180,536	81,138	2,140,525
Total cash and cash equivalents	14,614,972	11,436,587	10,963,695
Time deposits in other banks	297,000	15,031,102	13,267,000
Investment securities available for sale	33,049,795	28,012,948	29,565,976
Investment securities held to maturity	21,736,469	5,806,507	8,003,391
Loans, less allowance for loan losses	299,606,430	265,008,669	231,053,618
Restricted equity securities at cost	2,562,750	2,957,650	2,126,550
Premises and equipment	16,867,561	17,326,099	12,388,046
Accrued interest receivable	1,252,970	1,055,249	1,091,560
Prepaid income taxes	189,523	-	35,649
Deferred income taxes	265,551	178,574	-
Bank owned life insurance	8,703,175	8,422,879	8,096,039
Other real estate owned	1,153,039	-	-
Other assets	1,610,715	1,982,262	1,139,101
Total assets	$401,909,950	$357,218,526	$317,730,625

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$67,494,744	$40,883,419	$39,880,119
Interest bearing	273,032,442	245,464,373	191,550,521
Total deposits	340,527,186	286,347,792	231,430,640
Short term borrowings	5,669,332	16,149,939	17,773,934
Long term borrowings	16,371,947	16,454,067	21,531,133
Accrued interest payable	434,656	517,889	625,446
Income taxes payable	-	175,543	-
Deferred income taxes	-	-	65,651
Other liabilities	1,248,079	941,165	4,012,968
Total liabilities	364,251,200	320,586,395	275,439,772

Stockholders' equity
Preferred stock, par value $0.01 per share and additional paid in
capital; 7,000 shares issued and outstanding in 2008	-	-	6,703,591
Common stock, par value $0.01 per share; authorized 15,000,000 shares;
issued and outstanding 3,891,705 in 2010 and 3,862,364 in 2009 and 2008	38,917	38,624	38,624
Additional paid-in capital	29,206,617	29,034,954	28,838,810
Warrants to purchase 141,892 shares of common stock	-	-	301,434
Retained earnings	7,535,268	6,498,446	5,411,772
Accumulated other comprehensive income	272,956	368,880	392,611
Total Old Line Bancshares, Inc. stockholders' equity	37,053,758	35,940,904	41,686,842
Non-controlling interest	604,992	691,227	604,011
Total stockholders' equity	37,658,750	36,632,131	42,290,853
Total liabilities and stockholders' equity	$401,909,950	$357,218,526	$317,730,625

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2010	2009	2008
Interest revenue
Loans, including fees	$16,599,612	$15,304,608	$14,240,545
U.S. Treasury securities	-	7,230	69,079
U.S. government agency securities	163,787	296,560	181,792
Mortgage backed securities	1,399,979	1,059,386	356,398
Municipal securities	79,758	84,797	95,822
Federal funds sold	7,255	1,148	285,619
Other	258,440	342,127	194,981
Total interest revenue	18,508,831	17,095,856	15,424,236
Interest expense
Deposits	3,920,338	4,553,099	5,101,608
Borrowed funds	1,022,425	1,026,755	808,127
Total interest expense	4,942,763	5,579,854	5,909,735
Net interest income	13,566,068	11,516,002	9,514,501
Provision for loan losses	1,082,000	900,000	415,000
Net interest income after provision for loan losses	12,484,068	10,616,002	9,099,501
Non-interest revenue
Service charges on deposit accounts	306,548	307,012	311,268
Net gains (losses) on sales of investment securities	-	158,551	(3,081)
Earnings on bank owned life insurance	336,834	376,165	366,785
Gain on sale of other real estate owned	192,724	-	-
Other fees and commissions	515,896	978,039	288,960
Total non-interest revenue	1,352,002	1,819,767	963,932
Non-interest expense
Salaries	4,681,679	4,037,027	3,316,219
Employee benefits	1,284,993	1,012,014	923,666
Occupancy	1,296,088	1,085,768	1,124,838
Equipment	416,094	354,531	313,133
Data processing	452,675	340,870	269,632
FDIC insurance and State of Maryland assessments	527,807	561,850	151,149
Merger and integration expenses	574,369	-	-
Other operating	2,175,800	1,864,821	1,274,141
Total non-interest expense	11,409,505	9,256,881	7,372,778
Income before income taxes	2,426,565	3,178,888	2,690,655
Income taxes	996,750	1,055,522	939,383
Net income	1,429,815	2,123,366	1,751,272
Less: Net income (loss) attributable to the non-controlling interest	(72,849)	87,216	(4,846)
Net income attributable to Old Line Bancshares, Inc.	1,502,664	2,036,150	1,756,118
Preferred stock dividends and discount accretion	-	485,993	29,329
Net income available to common stockholders	$1,502,664	$1,550,157	$1,726,789

Basic earnings per common share	$0.39	$0.40	$0.44
Diluted earnings per common share	0.38	0.40	0.44
Dividend per common share	0.12	0.12	0.12

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Preferred stock &	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Comprehensive	Non-controlling
	Warrants	Shares	Par value	capital	earnings	income	income	interest
Balance, December 31, 2007	$-	4,075,849	$40,758	$30,465,013	$4,155,232	$(29,749)		$-
Common stock repurchased	-	(217,085)	(2,170)	(1,749,485)	-	-		-
Net income attributable to Old Line Bancshares, Inc.	-	-	-	-	1,756,118	-	$1,756,118	-
Unrealized gain on
securities available for sale,
net of income taxes of $275,122	-	-	-	-	-	422,360	422,360	-
Comprehensive income	-	-	-	-	-	-	$2,178,478	-
Recognition of non-controlling interest	-	-	-	-	-	-		608,857
Net income (loss) attributable to non-controlling interest	-	-	-	-	-	-		(4,846)
Stock based compensation awards	-	-	-	104,541	-	-		-
Common stock cash dividend $0.12 per share	-	-	-	-	(470,249)	-		-
Issuance of preferred stock & warrants	7,000,000	-	-	-	-	-		-
Preferred stock dividend payable and accretion	5,025	-	-	-	(29,329)	-		-
Stock options exercised including tax benefit of $2,777	-	3,600	36	18,741	-	-		-
Balance, December 31, 2008	7,005,025	3,862,364	38,624	28,838,810	5,411,772	392,611		604,011
Net income attributable to Old Line Bancshares, Inc.	-	-	-	-	2,036,150	-	$2,036,150	-
Unrealized loss on
securities available for sale,
net of income tax benefit of $15,458	-	-	-	-	-	(23,731)	(23,731)	-
Comprehensive income	-	-	-	-	-	-	$2,012,419	-
Net income attributable to non-controlling interest	-	-	-	-	-	-		87,216
Stock based compensation awards	-	-	-	119,711	-	-		-
Common stock cash dividend $0.12 per share	-	-	-	-	(463,483)	-		-
Repayment of preferred stock and warrant	(7,301,433)	-	-	76,433	-	-		-
Preferred stock dividend and accretion	296,408	-	-	-	(485,993)	-		-
Balance, December 31, 2009	$-	3,862,364	$38,624	$29,034,954	$6,498,446	$368,880		$691,227

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Continued)

	Preferred stock &	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Comprehensive	Non-controlling
	warrants	Shares	Par value	capital	earnings	income	income	interest
Balance, December 31, 2009	$-	3,862,364	$38,624	$29,034,954	$6,498,446	$368,880		$691,227
Net income attributable to Old Line Bancshares, Inc.	-	-	-	-	1,502,664	-	$1,502,664	-
Unrealized loss on
securities available for sale,
net of income tax benefit of $62,483	-	-	-	-	-	(95,924)	(95,924)	-
Comprehensive income	-	-	-	-	-	-	$1,406,740	-
Net income attributable to non-controlling interest	-	-	-	-	-	-		(72,849)
Distribution to minority member(s)	-	-	-	-	-	-		(13,386)
Stock based compensation awards	-	-	-	118,127	-	-		-
Common stock cash dividend $0.12 per share	-	-	-	-	(465,842)	-		-
Stock options exercised including tax benefit of $13,630	-	11,700	117	53,712
Restricted stock issued	-	17,641	176	(176)	-	-		-
Balance, December 31, 2010	$-	3,891,705	$38,917	$29,206,617	$7,535,268	$272,956		$604,992

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2010	2009	2008
Cash flows from operating activities
Interest received	$18,626,720	$17,125,737	$15,224,058
Fees and commissions received	878,982	1,339,179	438,955
Interest paid	(5,025,996)	(5,687,411)	(5,978,157)
Cash paid to suppliers and employees	(9,805,184)	(12,328,485)	(3,101,842)
Income taxes paid	(1,386,310)	(1,073,097)	(1,260,789)
	3,288,212	(624,077)	5,322,225
Cash flows from investing activities
Net change in time deposits in other banks	14,734,102	(1,764,102)	(11,267,000)
Purchase of investment securities
Held to maturity	(20,316,548)	-	(8,237,285)
Available for sale	(16,277,804)	(12,868,441)	(27,029,054)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	4,561,229	2,203,921	2,539,088
Available for sale at maturity or call	10,575,564	10,197,347	7,399,382
Available for sale sold	-	4,243,654	141,919
Loans made, net of principal collected	(37,039,236)	(34,755,829)	(29,494,324)
Proceeds from sale of other real estate owned	415,893	-	-
Redemption (purchase) of equity securities	394,900	(831,100)	(46,300)
Return of principal from (investment in) real estate LLC	-	-	(205,050)
Purchase of premises, equipment and software	(349,195)	(5,642,201)	(978,326)
	(43,301,095)	(39,216,751)	(67,176,950)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(1,930,127)	40,266,481	52,043,034
Other deposits	56,109,521	14,650,671	1,575,373
Short term borrowings	(10,480,607)	(1,623,995)	1,408,972
Long term borrowings	(82,120)	(5,077,066)	-
Proceeds from stock options exercised, including tax benefit	53,829	-	18,777
Proceeds from issuance of preferred stock & warrants	-	-	7,000,000
Repurchase of preferred stock & warrants	-	(7,225,000)	-
Repurchase of common stock	-	-	(1,751,655)
Cash dividends paid-preferred stock	-	(213,888)	-
Cash dividends paid-common stock	(465,842)	(463,483)	(470,249)
Distrbutions to minority members	(13,386)	-	-
	43,191,268	40,313,720	59,824,252
Net increase (decrease) in cash and cash equivalents	3,178,385	472,892	(2,030,473)

Cash and cash equivalents at beginning of year	11,436,587	10,963,695	12,994,168
Cash and cash equivalents at end of year	$14,614,972	$11,436,587	$10,963,695

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2010	2009	2008

Reconciliation of net income to net cash
provided (used) by operating activities
Net income	$1,429,815	$2,123,366	$1,751,272
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Depreciation and amortization	807,733	699,345	447,529
Provision for loan losses	1,082,000	900,000	415,000
Gain on sale of other real estate owned	(192,724)	-	-
Loss on sale of equipment	-	4,803	3,099
(Gain) loss on sale of securities	-	(158,551)	3,081
Amortization of premiums and discounts	332,343	92,791	5,931
Deferred income taxes	(24,494)	(228,766)	(47,531)
Stock based compensation awards	118,127	119,711	104,541
(Income) loss from investment in real estate LLC	-	-	3,741
Increase (decrease) in
Accrued interest payable	(83,233)	(107,557)	(68,422)
Income taxes payable	(175,543)	175,543	(238,226)
Deferred loan fees net of costs	(16,733)	(99,222)	(32,627)
Other liabilities	306,914	(3,047,499)	3,941,133
Decrease (increase) in
Accrued interest receivable	(197,721)	36,311	(173,482)
Bank owned life insurance	(280,296)	(326,840)	(326,749)
Prepaid income taxes	(189,523)	35,649	(35,649)
Other assets	371,547	(843,161)	(430,416)
	$3,288,212	$(624,077)	$5,322,225
Supplemental Disclosure:
Loans transferred to other real estate owned	$1,376,208	$-	$-

On November 1, 2008, Old Line Bancshares, Inc. acquired a 12.5% membership interest in Pointer Ridge, LLC. As a result of this purchase, our membership interest in Pointer Ridge increased to 62.5%.  The fair values of the non-cash assets acquired and liabilities assumed were $7.7 million and $6.6 million, respectively.

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

We report the non-controlling interests in Pointer Ridge separately in the consolidated balance sheets.  We report the income of Pointer Ridge attributable to Bancshares from the date of our acquisition of majority interest on the consolidated statements of income.

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

Cash and cash equivalents-For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.  Generally, we purchase and sell federal funds for one day periods.

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

Stock based compensation awards-We account for individual stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  For the years ended December 31, 2010, 2009 and 2008, we recorded stock based compensation expense of $118,127, $119,711, and $104,541, respectively.

1.           Summary of Significant Accounting Policies (Continued)

We may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the years ended December 31, 2010 and 2009 we recognized a tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options of $10,124 and $8,298, respectively.  There were no non-qualified options included in the expense calculation for the year ended December 31, 2008.

Premises and equipment-We record premises and equipment at cost less accumulated depreciation.  Generally we compute depreciation using the straight line method over the estimated useful life of the assets.

Other real estate owned-We record real estate acquired through foreclosure at the lower of cost or fair market value on the date acquired.  We charge losses incurred at the time of acquisition of the property to the allowance for loan losses.  We include subsequent reductions in the estimated value of the property in non-interest expense.

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

We discontinue the accrual of interest when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full.  Based on current information, we consider loans impaired when management determines that it is unlikely that the borrower will make principal and interest payments according to contractual terms.   Generally, we do not review loans for impairment until we have discontinued the accrual of interest.  We consider several factors in determining impairment including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Generally, we do not classify loans that experience insignificant payment delays and payment shortfalls as impaired.  Management determines the significance of payment delays and payment shortfalls on a case by case basis.  We consider all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  We measure impairment on a loan by loan basis for commercial and real estate loans by determining either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  If it is doubtful that we will collect principal, we apply all payments to principal.

We collectively evaluate large groups of smaller balance homogeneous loans for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment unless such loans are the subject of a restructuring agreement or the borrower has filed bankruptcy.

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

December 31,	2010	2009	2008

Weighted average number of shares	3,880,060	3,862,364	3,919,903
Dilutive average number of shares	23,517	7,102	3,320

Comprehensive income-Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes.

Reclassifications-We have made certain reclassifications to the 2008 and 2009 financial presentation to conform to the 2010 presentation.

Subsequent Events-We evaluated subsequent events after December 31, 2010 through March 21, 2011, the date this report was available to be issued.

On January 3, 2011, we entered into an agreement to lease 3,682 square feet of space on the 1st floor of an office building located at 2530 Riva Road, Annapolis, Maryland 21401.  We plan to move our Annapolis branch currently located at 167 Jennifer Road, Suite U, Annapolis, Maryland 21401 to this facility.  We are currently evaluating alternative uses for the facility located at Jennifer Road.

On February 1, 2011, we announced that we had completed the sale of 776,872 shares of common stock at a price of $8.25 per share to accredited investors.  We received proceeds of approximately $6.3 million after issuance costs as a result of the private placement.  We intend to use the proceeds of the offering for additional working capital and other general corporate purposes.

In March 2011, we received regulatory approval from all of the required banking regulatory agencies for the acquisition of Maryland Bankcorp, Inc.  We anticipate this acquisition will be effective April 1, 2011.

2.           Cash and Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. The average balance exceeded the federally insured limit by $13,403,045 in 2010 and by $11,263,538 in 2009.  The average balances in 2008 did not exceed the federally insured limit.  The Bank also sells federal funds on an unsecured basis to the same banks.  The average balance sold was $2,720,879, $458,457 and $13,342,150 in 2010, 2009 and 2008, respectively.  Federal banking regulations require banks to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

3.            Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	cost	gains	losses	value

Available for sale
U. S. government agency	$3,716,858	$90,881	$(3,942)	$3,803,797
Municipal securities	1,302,630	24,746	(169)	1,327,207
Mortgage backed	27,579,549	519,919	(180,677)	27,918,791
	$32,599,037	$635,546	$(184,788)	$33,049,795
Held to maturity
Municipal securities	$983,783	$11,569	$(39,568)	$955,784
Mortgage backed	20,752,686	290,747	(33,636)	21,009,797
	$21,736,469	$302,316	$(73,204)	$21,965,581
December 31, 2009

Available for sale
U. S. government agency	$7,133,657	$171,946	$(14,928)	$7,290,675
Municipal securities	2,253,107	36,759	(14,294)	2,275,572
Mortgage backed	18,017,019	429,682	-	18,446,701
	$27,403,783	$638,387	$(29,222)	$28,012,948
Held to maturity
Municipal securities	$300,779	$2,714	$-	$303,493
Mortgage backed	5,505,728	267,544	-	5,773,272
	$5,806,507	$270,258	$-	$6,076,765
December 31, 2008

Available for sale
U. S. government agency	$10,578,928	$318,722	$-	$10,897,650
Municipal securities	2,425,036	21,547	(3,105)	2,443,478
Mortgage backed	15,913,656	311,457	(265)	16,224,848
	$28,917,620	$651,726	$(3,370)	$29,565,976
Held to maturity
U. S. Treasury	$499,942	$7,089	$-	$507,031
Municipal securities	300,866	194	(2,753)	298,307
Mortgage backed	7,202,583	227,092	-	7,429,675
	$8,003,391	$234,375	$(2,753)	$8,235,013

3.           Investment Securities (Continued)

The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2010:

December 31, 2010	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. government agency	$-	$-
Municipal securities	441,411	39,568
Mortgage backed	18,975,791	214,313

Total unrealized losses less than 12 months	19,417,202	253,881
Unrealized losses greater than 12 months
U.S. government agency	1,692,547	3,942
Municipal securities	200,304	169
Mortgage backed	-	-

Total unrealized losses greater than 12 months	1,892,851	4,111

Total unrealized losses
U.S. government agency	1,692,547	3,942
Municipal securities	641,715	39,737
Mortgage backed	18,975,791	214,313

Total unrealized losses	$21,310,053	$257,992

We consider all unrealized losses on securities as of December 31, 2010 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of December 31, 2010, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income

We did not sell any investment securities during the year ended December 31, 2010. During 2009, we received $4,243,654 in proceeds from the sale of investment securities and recorded gross realized gains of $158,551 from the sale of available-for-sale securities.  During 2008, proceeds from sales of investment securities were $141,919 resulting in gross losses of $3,081.

3.           Investment Securities (Continued)

Contractual maturities and pledged securities at December 31, 2010, 2009 and 2008, are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, the Bank receives payments on a monthly basis.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2010	cost	value	cost	value

Maturing
Within one year	$1,009,341	$1,041,750	$-	$-
Over one to five years	1,992,780	2,078,874	302,084	305,385
Over five to ten years	12,034,769	12,202,523	6,784,476	7,005,706
Over ten years	17,562,147	17,726,648	14,649,909	14,654,490
	$32,599,037	$33,049,795	$21,736,469	$21,965,581

Pledged securities	$-	$-	$-	$-

December 31, 2009

Maturing
Within one year	$1,644,598	$1,663,512	$-	$-
Over one to five years	4,440,360	4,621,900	99,927	100,210
Over five to ten years	8,567,790	8,760,477	2,279,892	2,373,515
Over ten years	12,751,035	12,967,059	3,426,688	3,603,040
	$27,403,783	$28,012,948	$5,806,507	$6,076,765

Pledged securities	$-	$-	$-	$-

December 31, 2008

Maturing
Within one year	$1,150,265	$1,171,205	$499,942	$507,031
Over one to five years	11,635,121	11,957,725	99,881	100,075
Over five to ten years	8,995,942	9,249,654	2,051,611	2,091,071
Over ten years	7,136,292	7,187,392	5,351,957	5,536,836
	$28,917,620	$29,565,976	$8,003,391	$8,235,013

Pledged securities	$-	$-	$-	$-

4.	Credit Commitments

The Bank is party to financial instruments with off balance sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

December 31,	2010	2009	2008

Commitments to extend credit and available credit lines:
Commercial	$34,484,923	$21,153,839	$23,073,938
Construction	11,512,287	14,573,064	21,980,974
Consumer	7,256,092	9,014,671	6,378,630

	$53,253,302	$44,741,574	$51,433,542

Standby letters of credit	$7,900,689	$3,882,806	$1,582,717

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

5.	Loans

Major classifications of loans are as follows:

December 31,	2010	2009	2008

Real estate
Commercial	$153,526,907	$124,002,072	$110,826,321
Construction	24,377,690	30,872,499	23,422,258
Residential	27,081,399	23,350,018	12,819,445
Commercial	83,523,056	74,174,400	69,961,313
Consumer	13,079,878	14,622,153	15,638,011
	301,588,930	267,021,142	232,667,348
Allowance for loan losses	(2,468,476)	(2,481,716)	(1,983,751)
Deferred loan costs, net	485,976	469,243	370,021
	$299,606,430	$265,008,669	$231,053,618

5.	Loans (Continued)

Credit policies and Administration
We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  We have designed our underwriting standards to promote a complete banking relationship rather than a transactional relationship.  In an effort to manage risk, prior to funding, the loan committee consisting of the Executive Officers and six members of the Board of Directors must approve by a majority vote all credit decisions in excess of a lending officer’s lending authority.  Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial condition of its borrowers and loan concentrations.

In addition to the internal business processes employed in the credit administration area, the Bank retains an outside independent firm to review the loan portfolio.  This firm performs a detailed annual review and an interim update.  We use the results of the firm’s report to validate our internal rating and we review the commentary on specific loans and on our loan administration activities in order to improve our operations.

Commercial Real Estate Loans
We finance commercial real estate for our clients, for owner occupied and investment properties.  We will generally finance owner occupied commercial real estate at a maximum loan to value of 85% and investor real estate at a maximum loan to value of 75%.  Our underwriting policies and processes focus on the clients’ ability to repay the loan as well as an assessment of the underlying real estate.  Our underwriting generally includes an analysis of the borrower’s capacity to repay, the current collateral value, a cash flow analysis and review of the character of the borrower and current and prospective conditions in the market.  We view these loans primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.

Commercial real estate lending entails significant risks.  Risks inherent in managing our commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay.  We attempt to mitigate these risks by carefully underwriting these loans.  We also generally require the personal or corporate guarantee(s) of the owners and/or occupant(s) of the property.  For loans of this type in excess of $250,000, we monitor the financial condition and operating performance of the borrower through a review of annual tax returns and updated financial statements.  In addition, we meet with the borrower and/or perform site visits as required.

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we do have a concentration in the hospitality industry.  At December 31, 2010, we had approximately $38.5 million of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Real Estate Construction Loans
This segment of our portfolio consists of funds advanced for construction of single family residences, multi-family housing and commercial buildings.  These loans generally have short durations, meaning maturities typically of nine months or less.  Residential houses, multi-family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans.  All of these loans are concentrated in our primary market area.

5.	Loans (Continued)

Construction lending also entails significant risk.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction.  An appraisal of the property estimates the value of the project prior to completion of construction.  Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan-to-value ratios.  To mitigate the risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property.  We generally only offer real estate construction financing to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take-out.”  We also perform a complete analysis of the borrower and the project under construction.  This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take-out”, the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral.  During construction, we advance funds on these loans on a percentage of completion basis.  We inspect each project as needed prior to advancing funds during the term of the construction loan.

Residential Real Estate Loans
We offer a variety of consumer oriented residential real estate loans.  The majority of our residential real estate portfolio is home equity loans to individuals with a loan to value not exceeding 85%.  We also offer fixed rate home improvement loans.  Our home equity and home improvement loan portfolio consists of a diverse client base.  Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk.  Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence.  Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 40%, collateral value, length of employment and prior credit history.  We do not have any sub-prime residential real estate loans.

Commercial Business Lending
Our commercial business lending consists of lines of credit, revolving credit facilities, accounts receivable financing, term loans, equipment loans, SBA loans, stand-by letters of credit and unsecured loans.  We originate commercial business loans for any business purpose including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, and acquisition activities.  We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment.  We generally secure commercial business loans with accounts receivable, equipment, deeds of trust and other collateral such as marketable securities, cash value of life insurance and time deposits at Old Line Bank.

Commercial business loans generally depend on the success of the business for repayment.  They may also involve high average balances, increased difficulty monitoring and a high risk of default.  To help manage this risk, we typically limit these loans to proven businesses and we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of the business.  For loans in excess of $250,000 monitoring generally includes a review of the borrower’s annual tax returns and updated financial statements.

Consumer Installment Lending

We offer various types of secured and unsecured consumer loans.  Prior to 2008, a primary aspect of our consumer lending was financing for luxury boat purchases.  Although we continue to maintain a portfolio of approximately $11.6 million of these loans, we have not originated any substantive new luxury boat loan since the third quarter of 2007.  These loans are risky because the boats that secure these loans are depreciable assets.  Further, payment on these loans depends on the borrower’s continuing financial stability.  Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay.  To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans.  As a general guideline, the individual’s debt service should not exceed 36% of gross income, must own a home, have stability of employment

5.	Loans (Continued)

and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%.  The majority of these boats are United States Coast Guard documented vessels and we have obtained a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title.

We also make consumer loans for personal, family or household purposes as a convenience to our customer base.  However, these loans are not a focus of our lending activities.  As a general guideline, a consumer’s total debt service should not exceed 40% of his or her gross income.  The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

Consumer loans are risky because they are unsecured or rapidly depreciating assets secure these loans.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation.  Consumer loan collections depend on the borrower’s continuing financial stability.  If a borrower suffers personal financial difficulties, the consumer may not repay the loan.  Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

Concentrations of Credit
Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of December 31, 2010, 2009 and 2008, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

Non-Accrual and Past Due Loans
We consider loans past due if the borrower has not paid the required principal and interest payments when due.  Management generally classifies loans as non-accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due.  When we classify a loan as non-accrual, we no longer accrue interest on such loan and we reverse any interest previously accrued but not collected.  We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments.  We recognize interest on non-accrual loans only when received.

5.	Loans (Continued)

The table below presents a breakdown of the non-performing loans and accruing past due loans at December 31, 2010 and 2009, respectively.

Non-Accrual and Past Due Loans
(Dollars in thousands)

December 31,	2010			2009
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$2,426,608	$314,804	3	$1,586,499	$190,701
Construction		-	-		-	-
Residential		-	-		-	-
Commercial		-	-		-	-
Consumer	1	284,011	3,728		-	-
Total non-performing loans	3	$2,710,619	$318,532	3	$1,586,499	$190,701

Accruing past due loans:
30-89 days past due		$-		2	$581,018
90 or more days past due		-		-	-
Total accruing past due loans		$-		2	$581,018

At December 31, 2010, we had three loans totaling $2,710,619 past due and classified as non-accrual.  The first loan in the amount of $810,291 is the same loan that we previously reported in our December 31, 2008 and December 31, 2009 financial statements and described below.  At December 31, 2010, we had obtained a “lift stay” on the property and were awaiting ratification of foreclosure.  We received this ratification in January 2011 and transferred this property to other real estate owned.  At December 31, 2010, the non-accrued interest on this loan was $212,934.  The second loan in the amount of $1,616,317 is a residential acquisition and development loan secured by real estate.  The borrower and the guarantor on this loan have filed bankruptcy.  We have received an appraisal that indicates the current value of the collateral that secures this loan is insufficient for repayment and are currently working towards obtaining a “lift stay” and foreclosure.  At December 31, 2010, we considered this loan impaired and had allocated $450,000 of the allowance for loan losses to this loan.  At December 31, 2010, the interest not accrued on this loan was $101,867.  The third loan is a luxury boat loan in the amount of $284,011.  The borrower on this loan has also filed bankruptcy.  We anticipate that we will repossess this boat.  At December 31, 2010, the interest not accrued on this loan was $3,728.

At December 31, 2009, we had three loans totaling $1,586,499 past due and classified as non-accrual.   The first loan is the same loan that we reported in our December 31, 2008 financial statements and described below.  During 2009, we received $40,384 in payments on this loan and the current balance is $810,291.  In October 2009, the Borrower re-entered bankruptcy under Chapter 11 of the United States Bankruptcy Code.  As outlined above, in 2010, we obtained a “lift stay” on the commercial property that secures this loan and proceeded with foreclosure.

5.           Loans (Continued)

The second loan is in the amount of $223,169.  In 2010, we foreclosed on the property and sold this property for a gain of $192,724.  The third loan is a land development loan secured by real estate in the amount of $553,039.  The borrower on this loan has filed bankruptcy.  A recent appraisal of the property securing this loan indicated that the value of the collateral is sufficient to provide repayment and we did not consider this loan impaired.  We foreclosed on this property and transferred it to other real estate owned in 2010.  The total non-accrued interest on these loans at December 31, 2009 was $190,701.

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

As discussed above, there was one non-accruing loan in the amount of $1,616,317 considered impaired at December 31, 2010 and no accruing loans 90 days or more past due or considered impaired at December 31, 2009 and 2008.

Credit Quality Indicators
We review the adequacy of the allowance for loan losses at least quarterly.  Our review includes evaluation of impaired loans as required by ASC Topic 310-Receivables, and ASC Topic 450 Contingencies.  Also, incorporated in determining the adequacy of the allowance is guidance contained in the SEC’s SAB No. 102, Loan Loss Allowance Methodology and Documentation; the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions, and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision.

We base the evaluation of the adequacy of the allowance for loan losses upon loan categories.  We categorize loans as installment and other consumer loans (other than boat loans), boat loans, real estate loans and commercial loans.  We further divide commercial and real estate loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts.  We evaluate delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with collateral separately and assign loss amounts based upon the evaluation.

We determine loss ratios for installment and other consumer loans (other than boat loans), boat loans and real estate loans based upon a review of prior 18 months delinquency trends for the category, the three year loss ratio for the category, peer group loss ratios and industry standards.

With respect to commercial loans, management assigns a risk rating of one through eight as follows:

o
Risk rating 1 (Highest Quality) is normally assigned to investment grade risks, meaning that level of risk is associated with entities having access (or capable of access) to the public capital markets and the loan underwriting in question conforms to the standards of institutional credit providers.  We also include in this category loans with a perfected security interest in U.S. government securities, investment grade government sponsored entities’ bonds, investment grade municipal bonds, insured savings accounts, and insured certificates of deposits drawn on high quality financial institutions.

5.	Loans (Continued)

o
Risk rating 2 (Good Quality) is normally assigned to a loan with a sound primary and secondary source of repayment.  The borrower may have access to alternative sources of financing.  This loan carries a normal level of risk, with minimal loss exposure.  The borrower has the ability to perform according to the terms of the credit facility.   Cash flow coverage is greater than 1.25:1 but may be vulnerable to more rapid deterioration than the higher quality loans.  We may also include loans secured by high quality traded stocks, lower grade municipal bonds and uninsured certificates of deposit.

Characteristics of such credits should include: (a) sound primary and secondary repayment sources; (b) strong debt capacity and coverage; (c) good management in all key positions.  A credit secured by a properly margined portfolio of marketable securities, but with some portfolio concentration, also would qualify for this risk rating.  Additionally, individuals with significant liquidity, low leverage and a defined source of repayment would fall within this risk rating.

o
Risk rating 3 (Acceptable Quality) is normally assigned when the borrower is a reasonable credit risk and demonstrates the ability to repay the debt from normal business operations.  Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources.  Historic financial information may indicate erratic performance, but current trends are positive.  Quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher graded loans.  If adverse circumstances arise, the impact on the borrower may be significant.  We classify many small business loans in this category unless deterioration occurs or we believe the loan requires additional monitoring, such as construction loans, asset based (accounts receivable/inventory) loans, and Small Business Administration (SBA) loans.

o
Risk rating 4  (Pass/Watch)These loans exhibit all the characteristics of a loan graded as a “3” with the exception that there is a greater than normal concern that an external factor may impact the viability of the borrower at some later date; or that the Bank is uncertain because of the lack of financial information available.  We will generally grant this risk rating to credits that require additional monitoring such as construction loans, SBA loans and other loans deemed in need of additional monitoring.

o
Risk ratings 5 (Special Mention) is assigned to risks in need of close monitoring.  These are defined as classified assets.  Loans generally in this category may have either inadequate information, lack sufficient cash flow or some other problem that requires close scrutiny.  The current worth and debt service capacity of the borrower or of any pledged collateral are insufficient to ensure repayment of the loan.  These risk ratings may also apply to an improving credit previously criticized but some risk factors remain.  All loans in this classification or below should have an action plan.

Risk rating 6 (Substandard) is assigned to loans where there is insufficient debt service capacity.  These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have clearly jeopardized repayment of principal and interest as originally intended.  There is also the possibility that the bank will sustain some future loss if the weaknesses are not corrected.  Clear loss potential, however, does not have to exist in any individual loan we may classify as substandard.

5.      Loans (Continued)

o
Risk rating 7 (Doubtful) corresponds to the doubtful asset categories defined by regulatory authorities. A loan classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable.  The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to strengthening of the asset, we have deferred its classification as loss until we may determine a more exact status and estimation of the potential loss.

o
Risk rating 8 (Loss) is assigned to charged off loans. We consider assets classified as loss as uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has no recovery value, but that it is not practical to defer writing off the worthless assets, even though partial recoveries may occur in the future.  We charge off assets in this category.

We charge off loans that management has identified as losses.  We consider suggestions from our external loan review firm and bank examiners when determining which loans to charge off.  We automatically charge off consumer loan accounts based on regulatory requirements.  The following table outlines the allocation of allowance for loan losses by risk rating.

December 31,	Account Balance 2010	Allocation of Allowance for Loan Losses 2010	Account Balance 2009	Allocation of Allowance for Loan Losses 2009
Risk Rating
Pass (1-4)	$281,901,972	$1,529,356	$247,573,949	$884,877
Special Mention (5)	13,777,303	489,120	11,658,809	846,839
Substandard (6)	5,909,655	450,000	7,788,384	750,000
Doubtful (7)	-	-	-	-
Loss (8)	-	-	-	-
Total	$301,588,930	$2,468,476	$267,021,142	$2,481,716

5.	Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2010 and 2009.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716
Provision for loan losses	857,818	9,495	213,306	1,381	1,082,000
Recoveries	3,650	-	-	927	4,577
	2,706,594	554,349	294,723	12,627	3,568,293
Loans charged off	(958,472)	(137,151)	-	(4,194)	(1,099,817)
Ending Balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$450,000	$-	$-	$-	$450,000
Loans collectively evaluated for impairment	1,298,122	417,198	294,723	8,433	2,018,476
Ending balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

December 31, 2009	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,348,850	$526,600	$94,910	$13,391	$1,983,751
Provision for loan losses	841,101	18,254	36,507	4,138	900,000
Recoveries	-	-	-	-	-
	2,189,951	544,854	131,417	17,529	2,883,751
Loans charged off	(344,825)	-	(50,000)	(7,210)	(402,035)
Ending Balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716

Amount allocated to:
Loans individually evaluated for impairment	$750,000	$-	$-	$-	$750,000
Loans collectively evaluated for impairment	1,095,126	544,854	81,417	10,319	1,731,716
Ending balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716

5.	Loans (Continued)

Transactions in the allowance for loan losses were as follows during the year ended December 31, 2008:

December 31,	2008

Beginning balance	$1,586,737
Provision for loan losses	415,000
Recoveries	454
2,002,191
Loans charged off	(18,440)
Ending balance	$1,983,751

Our recorded investment in loans as of December 31, 2010 and 2009 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,616,317	$-	$-	$-	1,616,317
Loans individually evaluated for impairment without specific reserve	2,273,029	2,020,309	-	-	4,293,338
Loans collectively evaluated for impairment	201,096,650	81,502,747	11,621,392	1,458,486	295,679,275
Ending balance	$204,985,996	$83,523,056	$11,621,392	$1,458,486	$301,588,930

December 31, 2009	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,972,739	$-	$-	$-	$1,972,739
Loans individually evaluated for impairment without specific reserve	3,734,900	2,080,745	-	-	5,815,645
Loans collectively evaluated for impairment	172,516,950	72,093,655	13,120,566	1,501,587	259,232,758
Ending balance	$178,224,589	$74,174,400	$13,120,566	$1,501,587	$267,021,142

The following table outlines the maturity and rate repricing distribution of the loan portfolio.  For purposes of this disclosure, we have classified non-accrual loans as immediately repricing or maturing.

5.	Loans (Continued)

December 31,	2010	2009	2008

Within one year	$124,914,560	$101,809,560	$91,649,352
Over one to five years	149,488,074	131,119,339	118,762,804
Over five years	27,186,296	34,092,243	22,255,192
	$301,588,930	$267,021,142	$232,667,348

The Bank has pledged loans totaling $60,856,103 to support Federal Home Loan Bank borrowings.

The Bank makes loans to customers located in the Maryland suburbs of Washington D.C.  Residential and commercial real estate secure substantial portions of the Bank’s loans.  Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

6.	Restricted Equity Securities

We own the following restricted equity securities:

December 31,	2010	2009	2008

Federal Reserve Bank stock	$827,050	$1,037,050	$827,050
Atlantic Central Bankers Bank stock	12,000	12,000	12,000
Federal Home Loan Bank stock	1,548,700	1,733,600	1,112,500
Maryland Financial Bank stock	175,000	175,000	175,000
Total	$2,562,750	$2,957,650	$2,126,550

We have recorded these securities at cost and have not evaluated them for impairment.

7.	Pointer Ridge Office Investment, LLC

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge.  The effective date of the purchase was November 1, 2008.  As a result of this purchase, we now own 62.5% of Pointer Ridge and we have consolidated its results of operations from the date of the acquisition.  Prior to the acquisition date of a majority interest, we accounted for our investment in Pointer Ridge using the equity method.  The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC
December 31,	2010	2009	2008
Balance Sheets
Current assets	$758,257	$891,233	$540,105
Non-current assets	7,252,413	7,432,268	7,619,352
Liabilities	6,397,360	6,480,230	6,548,760
Equity	1,613,310	1,843,271	1,610,697

Statements of Income
Revenue	$822,920	$1,239,137	$1,014,136
Expenses	1,017,184	1,006,563	1,019,577
Net income (loss)	$(194,264)	$232,574	$(5,441)

We purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest at the book value which was equivalent to the fair value.  Accordingly, we did not record any goodwill with this purchase.

8.	Premises and Equipment

A summary of our premises and equipment and the related depreciation follows:

December 31,	Useful lives	2010	2009	2008

Land		$5,061,583	$5,061,583	$2,959,864
Building	5-50 years	10,231,125	10,188,380	7,351,089
Leasehold improvements	3-30 years	2,225,181	2,171,310	1,890,119
Furniture and equipment	3-23 years	2,623,752	2,384,207	2,005,424
		20,141,641	19,805,480	14,206,496
Accumulated depreciation		3,274,080	2,479,381	1,818,450
Net premises and equipment		$16,867,561	$17,326,099	$12,388,046

Depreciation expense		$794,494	$676,127	$420,595

Computer software included in other assets, and related amortization, are as follows:

Cost	3 years	$224,028	$224,028	$214,670
Accumulated amortization		217,519	204,280	181,063
Net computer software		$6,509	$19,748	$33,607

Amortization expense		$13,239	$23,218	$26,934

9.	Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2010	2009	2008

Money market and NOW	$70,997,729	$43,424,979	$31,852,127
Savings	9,504,226	7,578,780	5,504,261
Other time deposits-$100,000 and over	67,580,248	58,681,241	44,319,687
Other time deposits	124,950,239	135,779,373	109,874,446
	$273,032,442	$245,464,373	$191,550,521

Time deposits mature as follows:

December 31,	2010	2009	2008

Within three months	$59,635,580	$63,785,047	$44,327,104
Over three to twelve months	71,565,952	82,433,333	55,066,817
Over one to three years	52,512,370	42,526,579	46,923,119
Over three to five years	8,816,585	5,715,655	7,877,093
	$192,530,487	$194,460,614	$154,194,133

9.	Deposits (Continued)

Interest on deposits for the years ended December 31, 2010, 2009 and 2008, consisted of the following:

December 31,	2010	2009	2008

Money market and NOW	$480,613	$171,476	$321,164
Savings	27,487	25,602	39,492
Other time deposits - $100,000 and over	1,464,554	1,608,367	1,490,587
Other time deposits	1,947,684	2,747,654	3,250,365
	$3,920,338	$4,553,099	$5,101,608

10.	Short Term Borrowings

Bancshares has available an unsecured $3 million line of credit. The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $29.5 million as of December 31, 2010.  The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $120.9 million. Prior to allowing the Bank to borrow under the line of credit, the FHLB also requires that the Bank provide collateral to support borrowings.  At December 31, 2010, we had provided $60.9 million in collateral value and as outlined below have borrowed $10.0 million.  We have additional available borrowing capacity of $50.9 million.  We may increase this availability by pledging additional collateral.  As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

Short term borrowings consist of promissory notes sold to the Bank’s customers, federal funds purchased and advances from the FHLB.

The Bank sells short term promissory notes to its customers. These notes re-price daily and have maturities of 270 days or less.  Federal funds purchased are unsecured, overnight borrowings from other financial institutions.  Short term borrowings from the FHLB have a remaining maturity of less than one year.

Information relating to short term borrowings is as follows:

December 31,	2010		2009		2008

	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year end
Short term promissory notes	$5,669,332	0.50%	$11,149,939	0.50%	$17,773,934	0.50%
FHLB advance due Nov. 2010	-		5,000,000	3.66%	-
Total	$5,669,332		$16,149,939		$17,773,934

Average for the year
Short term promissory notes	$17,103,742	0.68%	$14,928,390	0.62%	$18,954,799	1.36%
FHLB advance due Nov. 2010	4,566,438	3.66%	1,837,268	3.66%	-
Federal funds purchased	-		603	0.66%	253,338	0.66%
Total	$21,670,180		$16,766,261		$19,208,137

11.	Long Term Borrowings

At December 31, 2010, the Bank had two advances, in the amount of $5,000,000 each, from the Federal Home Loan Bank (FHLB) totaling $10,000,000.  The 3.3575% FHLB borrowing matures December 12, 2012.  Interest is payable on the 12th day of each March, June, September and December.  On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three (3) month LIBOR based variable rate.

The 3.119% FHLB borrowing matures December 19, 2012.  Interest is payable on the 19th day of each month.  On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a one (1) month LIBOR based variable rate.

The Senior note is an obligation of Pointer Ridge. It has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.

December 31,	2010		2009		2008

	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year end
FHLB advance due Nov. 2010	$-%		$-%		$5,000,000	3.660%
FHLB advance due Dec. 2012	5,000,000	3.358	5,000,000	3.358	5,000,000	3.358
FHLB advance due Dec. 2012	5,000,000	3.119	5,000,000	3.119	5,000,000	3.119
Senior note	6,371,947	6.280	6,454,067	6.280	6,531,133	6.280
Total	$16,371,947		$16,454,067		$21,531,133

Average for the year
FHLB advance due Nov. 2010	$-%		$4,561,644	3.660%	$5,000,000	3.660%
FHLB advance due Dec. 2012	5,000,000	3.358	5,000,000	3.358	5,000,000	3.358
FHLB advance due Dec. 2012	5,000,000	3.119	5,000,000	3.119	5,000,000	3.119
Senior note, fixed at 6.28%	6,409,188	6.280	6,489,559	6.280	546,018	6.280
Total	$16,409,188		$21,051,203		$15,546,018

Principal payments on long term debt obligations are due as follows:

Year	Amount
2011	$88,666
2012	10,094,463
2013	100,639
2014	107,219
2015	114,229
Remaining	5,866,731
$16,371,947

12.	Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors.  Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $369, $21,566, and $15,481, during the years ended December 31, 2010, 2009 and 2008, respectively.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000.  This purchase increased Bancshares’ membership interest from 50.0% to 62.5%.  Frank Lucente, a director of Bancshares and the Bank, is the President and 52.0% stockholder of Lucente Enterprises, Inc.  Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C.  Lucente Enterprises has retained its 12.5% membership interest in Pointer Ridge.  In 2010, 2009 and 2008, the Bank paid Pointer Ridge $542,290, $526,494 and $513,939 in lease payments, respectively.

The directors, executive officers and their affiliated companies maintained deposits with the Bank of $8,721,286,  $8,798,695, and $11,026,340, at December 31, 2010, 2009 and 2008, respectively.

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2010	2009	2008

Balance at beginning of year	$1,464,115	$889,630	$4,260,564
Additions	683,400	967,630	454,252
Repayments	(145,057)	(393,145)	(3,825,186)
Balance at end of year	$2,002,458	$1,464,115	$889,630

In addition to the outstanding balances, the directors and executive officers or affiliated companies have $550,129 in unused commitments as of December 31, 2010.  In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

13.	Income Taxes

The components of income tax expense are as follows:

December 31,	2010	2009	2008

Current
Federal	$824,005	$1,024,750	$786,677
State	197,239	259,538	200,237
	1,021,244	1,284,288	986,914
Deferred	(24,494)	(228,766)	(47,531)
	$996,750	$1,055,522	$939,383

13.	Income Taxes (Continued)

The components of deferred income taxes are as follows:

December 31,	2010	2009	2008

Provision for loan losses	$110,234	$(171,316)	$(163,697)
Non-accrual interest	(50,423)	6,110	(22,633)
Other real estate owned holding costs	(20,670)	-	-
Organization costs	-	-	5,132
Director stock option expense	(5,648)	(8,298)	-
Supplemental executive retirement plan	(86,832)	(52,760)	(47,036)
Deferred loan origination costs, net	17,571	(114,426)	57,172
Depreciation	11,274	111,924	123,531
	$(24,494)	$(228,766)	$(47,531)

The components of net deferred tax assets and liabilities are as follows:

December 31,	2010	2009	2008

Deferred tax assets
Allowance for loan losses	$823,454	$933,688	$762,372
Non-accrual interest	78,120	27,697	33,807
Other real estate owned holding costs	20,670	-	-
Director stock option expense	26,087	20,439	12,141
Supplemental executive retirement plan	265,484	178,652	125,892
	1,213,815	1,160,476	934,212

Deferred tax liabilities
Deferred loan origination costs	310,450	292,879	407,305
Depreciation	460,012	448,738	336,814
Net unrealized gain on securities available for sale	177,802	240,285	255,744
	948,264	981,902	999,863
Net deferred tax asset (liability)	$265,551	$178,574	$(65,651)

13.	Income Taxes (Continued)

The differences between the federal income tax rate of 34 percent and our effective tax rate are reconciled as follows:

December 31,	2010	2009	2008

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	5.7	4.0	4.3
Tax exempt income	(3.1)	(1.8)	(0.9)
Stock based compensation awards	1.3	1.1	1.3
Other non-deductible expenses	6.1	0.3	0.3
Bank owned life insurance	(3.9)	(3.5)	(4.1)
Net income attributable to the non-controlling interest	1.0	(0.9)	-
Effective tax rate	41.1%	33.2%	34.9%

14.	Retirement Plan

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation.  Our contributions to the plan, included in employee benefit expenses, were $158,523, $132,284, and $128,189 for 2010, 2009, and 2008, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits.  We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The Bank’s expenses for the SERPs were $221,814, $133,758, and $119,245 in 2010, 2009, and 2008, respectively.

15.	Capital Standards

The Federal Deposit Insurance Corporation and the Federal Reserve Board have adopted risk-based capital standards for banking organizations.  These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions.  As of December 31, 2010, 2009 and 2008, the capital ratios and minimum capital requirements are as follows:

			Minimum capital		To be well
	Actual		adequacy		capitalized
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$39,249	12.4%	$25,362	8.0%	$31,703	10.0%
Old Line Bank	$37,960	12.0%	$25,232	8.0%	$31,540	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$36,781	11.6%	$12,681	4.0%	$19,022	6.0%
Old Line Bank	$35,492	11.3%	$12,616	4.0%	$18,924	6.0%
Tier 1 capital (to average assets)
Consolidated	$36,781	9.2%	$16,057	4.0%	$20,071	5.0%
Old Line Bank	$35,492	8.9%	$15,991	4.0%	$19,989	5.0%

December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$38,053	13.7%	$22,239	8.0%	$27,799	10.0%
Old Line Bank	$36,444	12.8%	$22,700	8.0%	$28,385	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$35,571	12.8%	$11,120	4.0%	$16,679	6.0%
Old Line Bank	$33,962	12.0%	$11,354	4.0%	$17,031	6.0%
Tier 1 capital (to average assets)
Consolidated	$35,571	10.0%	$14,228	4.0%	$17,785	5.0%
Old Line Bank	$33,962	9.6%	$14,181	4.0%	$17,727	5.0%

December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)
Consolidated	$43,278	17.4%	$19,884	8.0%	$24,856	10.0%
Old Line Bank	$41,596	16.8%	$19,766	8.0%	$24,707	10.0%
Tier 1 capital (to risk-weighted assets)
Consolidated	$41,294	16.6%	$9,942	4.0%	$14,913	6.0%
Old Line Bank	$39,612	16.0%	$9,883	4.0%	$14,824	6.0%
Tier 1 capital (to average assets)
Consolidated	$41,294	14.0%	$11,767	4.0%	$14,708	5.0%
Old Line Bank	$39,612	13.5%	$11,707	4.0%	$14,634	5.0%

Tier 1 capital consists of common and preferred stock, additional paid-in capital and retained earnings.  Total capital includes a limited amount of the allowance for loan losses.  In calculating risk weighted assets, specified risk percentages are applied to each category of asset and off balance sheet items.

Failure to meet the capital requirement could affect our ability to pay dividends and accept deposits and may significantly affect our operations.

In the most recent regulatory report, we were categorized as well capitalized under the prompt corrective action regulations.  Management knows of no events or conditions that should change this classification.

16.	Commitments and Contingencies

As of December 31, 2010, we leased seven branch locations and one loan production office from non-related parties under lease agreements expiring through 2040.  We lease our corporate headquarters and one branch location from Pointer Ridge.  Each of the leases provides extension options.

On January 3, 2011, we entered into an agreement to lease 3,682 square feet of space on the 1st floor of an office building located at 2530 Riva Road, Annapolis, Maryland 21401.  We plan to move our Annapolis branch currently located at 167 Jennifer Road, Suite U, Annapolis, Maryland 21401 to this facility.  We are currently evaluating alternative uses for the facility located at Jennifer Road.  Because this event occurred subsequent to year end, we have included the lease at Jennifer Road and excluded the lease at Riva Road in the following table.

The approximate future minimum lease commitments under the operating leases as of December 31, 2010, are presented below.  We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation.

Year	Amount

2011	$664,590
2012	662,468
2013	608,461
2014	548,274
2015	525,074
Remaining	8,719,768
$11,728,635

Rent expense was $521,637, $475,113, and $796,429, for the years ended December 31, 2010, 2009, and 2008, respectively.

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

In the normal course of business, the Bank is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Bank's financial statements.

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

We value investment securities classified as available for sale at fair value on a recurring basis.  We value treasury securities, municipalities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2.  At December 31, 2010, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale	$33,050	$2,111	$30,939	$-

	Total Fair Value December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale	$28,013	$4,708	$23,305	$-

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

We value other real estate owned at fair value on a non-recurring basis.  We measure other real estate owned at fair value less cost to sell.  As of December 31, 2010, the fair value of foreclosed assets was estimated to be $1,153,039.  We determined fair value based on offers to purchase and/or appraisals.  We based the cost to sell real estate on standard market factors.  We categorize foreclosed real estate as Level 3.

17.	Fair Value of Financial Instruments (Continued)

Transactions in other real estate owned during the year ended December 31, 2010 were as follows:

Beginning of year balance	-
Additions	$1,376,208
Proceeds from sale	(415,893)
Gain on sale	192,724
End of year balances	$1,153,039

We use the following methodologies for estimating fair values of financial instruments that we do not measure on a recurring or non-recurring basis.  The estimated fair values of financial instruments equal the carrying value of the instruments except as noted.

Time deposits-The fair value of time deposits in other banks is an estimate determined by discounting future cash flows using current rates offered for deposits of similar remaining maturities.

Investment securities-The fair values of investment securities are based upon quoted market prices or dealer quotes.

Loans-The fair value of fixed rate loans is an estimate determined by discounting future cash flows using current rates for which the Bank would make similar loans to borrowers with similar credit histories. The book value of variable rate loans equals the fair value.

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

17.	Fair Value of Financial Instruments (Continued)

	Carrying amount	Fair value
December 31, 2010
Financial assets
Time deposits	$297,000	$297,482
Investment securities	54,786,264	55,015,376
Loans	299,606,430	301,862,245

Financial liabilities
Interest bearing deposits	$273,032,442	$274,003,958
Short term borrowings	5,669,332	5,669,332
Long term borrowings	16,371,947	10,618,094
December 31, 2009
Financial assets
Time deposits	$15,031,102	$15,491,899
Investment securities	33,819,455	34,089,713
Loans	265,008,669	269,907,318

Financial liabilities
Interest bearing deposits	$245,464,373	$247,456,675
Short term borrowings	16,149,939	16,297,360
Long term borrowings	16,454,067	17,261,757
December 31, 2008
Financial assets
Time deposits	$13,267,000	$13,276,560
Investment securities	37,569,367	37,800,989
Loans	231,053,618	233,640,929

Financial liabilities
Interest bearing deposits	$191,550,521	$194,267,851
Long term borrowings	21,531,133	22,314,640

18.	Acquisition of Maryland Bankcorp, Inc.

On September 1, 2010, Bancshares and Maryland Bankcorp, Inc., the parent company of Maryland Bank & Trust Company, N.A., announced the execution of a definitive merger agreement (“the Merger Agreement”) that provides for the acquisition of Maryland Bankcorp, Inc. by Bancshares for approximately, $20 million, or approximately $30.93 per share, in cash and stock, subject to adjustment (the “total consideration”).

Pursuant to the terms of the Merger Agreement, Maryland Bankcorp, Inc. will be merged with and into Bancshares with Bancshares surviving the merger.  Immediately after the merger, Maryland Bank & Trust Company, N.A. will merge with and into the Bank, with the Bank being the surviving bank.

The acquisition will increase Bancshares’s total assets by more than $349 million for total assets immediately after closing of approximately $750 million.  The acquisition will add ten full service branches to the Bank’s existing ten branch network. This acquisition will create the sixth-largest independent commercial bank based in Maryland, with assets of more than $750 million and with 20 full service branches serving five counties.

Under the terms of the Merger Agreement, stockholders of Maryland Bankcorp, Inc. will receive at their election, cash or shares of Bancshares, in a dollar amount generally equal to the total consideration divided by the number of outstanding shares of common stock of Maryland Bankcorp, Inc., provided that the aggregate cash consideration to be paid to stockholders of Maryland Bankcorp, Inc. will not exceed $1 million, or about 5% of the total consideration, unless increased by Bancshares in its sole discretion, and subject to further adjustments as described in the Merger Agreement.

The following is an outline of the expenses that we have incurred during the year ended December 31, 2010 in conjunction with the merger:

Data processing	$132,500
Salaries	96,729
Advisory & legal fees	345,140
Total	$574,369

19.	Other Operating Expenses

Other operating expenses that are significant are as follows:

Years Ended December 31,	2010	2009	2008
Advertising	$61,816	$41,787	$30,102
Audit & exam fees	84,500	60,500	67,000
Branch security costs	57,940	44,020	45,417
Business development	138,360	116,819	96,418
Courier fees	16,347	15,680	30,435
Director fees	220,533	137,698	124,450
Executive life insurance	56,538	49,335	40,036
Internet banking	64,033	45,275	34,930
Janitorial	83,425	74,447	66,159
Organizational & legal expenses	79,305	68,491	43,944
Other real estate owned expense	72,153	-	-
Pointer Ridge other operating	413,484	405,868	24,414
Stationery & supplies	76,145	64,037	75,107
Telephone	60,683	57,513	50,069
Travel & Accomodations	52,768	41,859	34,258
Other	637,770	641,492	511,402
Total	$2,175,800	$1,864,821	$1,274,141

20.           Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.
Balance Sheets
December 31,	2010	2009	2008
Assets
Cash and due from banks	$12,097	$95,232	$164,263
Loans	272,889	275,920	551,752
Investment in real estate LLC	1,008,319	1,152,044	1,006,686
Investment in Old Line Bank	35,765,610	34,331,418	40,004,678
Other assets	132,952	120,918	9,321
	$37,191,867	$35,975,532	$41,736,700

Liabilities and Stockholders' Equity
Accounts payable	$138,109	$34,628	$49,858

Stockholders' equity
Preferred stock	-	-	6,703,591
Common stock	38,917	38,624	38,624
Additional paid-in capital	29,206,617	29,034,954	28,838,810
Warrants to purchase common stock	-	-	301,434
Retained earnings	7,535,268	6,498,446	5,411,772
Accumulated other comprehensive income	272,956	368,880	392,611
	37,053,758	35,940,904	41,686,842
	$37,191,867	$35,975,532	$41,736,700

20.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Income
Years Ended December 31,	2010	2009	2008

Interest and dividend revenue
Dividend from Old Line Bank	$465,844	$653,067	$445,943
Interest on money market and certificates of deposit	797	612	5,921
Interest on loans	20,867	37,019	76,783
Total interest and dividend revenue	487,508	690,698	528,647

Non-interest revenue	(121,416)	145,359	(4,335)

Non-interest expense	491,938	129,134	117,381

Income before income taxes	(125,846)	706,923	406,931
Income tax expense (benefit)	(98,394)	21,243	(14,775)
	(27,452)	685,680	421,706

Undistributed net income of Old Line Bank	1,530,116	1,350,470	1,334,412

Net income	$1,502,664	$2,036,150	$1,756,118

20.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Cash Flows
Years Ended December 31,	2010	2009	2008

Cash flows from operating activities
Interest and dividends received	$487,521	$692,352	$530,833
Income taxes (refund received)	-	(8,613)	(35,894)
Reimbursement received (cash paid) for operating expenses	(183,983)	(126,231)	219,457
	303,538	557,508	714,396
Cash flows from investing activities
Principal collected on loans made	3,031	275,832	872,565
Investment in Old Line Bank	-	7,000,000	(7,000,000)
Return of principal from (investment in) real estate LLC	22,309	-	(205,050)
	25,340	7,275,832	(6,332,485)
Cash flows from financing activities
Proceeds from stock options exercised, including tax benefit	53,829	-	18,777
Proceeds from issuance of preferred stock	-	-	7,000,000
Repurchase of preferred stock & warrants	-	(7,225,000)	-
Repurchase of common stock	-	-	(1,751,655)
Cash dividends paid-preferred stock	-	(213,888)	-
Cash dividends paid-common stock	(465,842)	(463,483)	(470,249)
	(412,013)	(7,902,371)	4,796,873
Net increase (decrease) in cash and cash equivalents	(83,135)	(69,031)	(821,216)
Cash and cash equivalents at beginning of year	95,232	164,263	985,479
Cash and cash equivalents at end of year	$12,097	$95,232	$164,263

Reconciliation of net income to net cash provided by operating activities
Net income	$1,502,664	$2,036,150	$1,756,118
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(1,530,116)	(1,350,470)	(1,334,412)
Stock based compensation awards	118,127	119,711	104,541
Decrease in deferred income taxes	-	-	5,132
(Income) loss from investment in real estate LLC	121,416	(145,359)	4,335
Increase (decrease) in other liabilities	103,481	9,073	(1,063)
(Increase) decrease in other assets	(12,034)	(111,597)	179,745
	$303,538	$557,508	$714,396

21.           Stockholders’ Equity

Stock Options

We have three stock option plans under which we may issue options, the 2001 Incentive Stock Option Plan, as amended, the 2004 and 2010 Equity Incentive Plans.  Our Compensation Committee administers the stock option plans.  As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years.  We recognize the compensation expense associated with these grants over their respective vesting period.  As of December 31, 2010, there were 281,308 shares remaining available for future issuance under the stock option plans.  The source of shares exercised is authorized but unissued shares.

The intrinsic value of the options that directors and officers exercised for the years ended
December 31, 2010, 2009, and 2008 was $55,659, $0, and $7,040, respectively.

A summary of the status of the outstanding options follows:
	2010		2009		2008
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of shares	exercise price	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	299,270	$8.50	236,620	$9.09	216,920	$9.37
Options granted	22,581	7.13	62,650	6.30	37,300	7.75
Options exercised	(11,700)	3.44	-	-	(3,600)	4.44
Options expired	-	-	-	-	(14,000)	11.09
Outstanding, end of year	310,151	$8.60	299,270	$8.50	236,620	$9.09

	Outstanding options			Exercisable options
Exercise price	Number of shares at December 31, 2010	Weighted average remaining term in years	Weighted average exercise price	Number of shares at December 31, 2010	Weighted average exercise price

$4.18 - $5.00	18,000	1.55	$4.69	18,000	$4.69
$5.01 - $7.64	85,231	8.34	6.52	60,820	6.51
$7.65 - $8.65	37,300	7.09	7.75	37,300	7.75
$8.66 - $10.00	46,620	3.64	9.74	46,620	9.74
$10.01 - $11.31	123,000	5.31	10.43	119,000	10.42
	310,151	5.89	$8.60	281,740	$8.74

Intrinsic value of vested exercisable options where the market value exceeds the exercise price		$166,692
Intrinsic value of outstanding options where the market value exceeds the exercise price

		$203,406

22.           Stockholders’ Equity (Continued)

At December 31, 2010, there was $88,467 of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next 3.5 years.   The following table summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values.  We used the Black-Scholes option pricing model.

Years Ended December 31,	2010	2009	2008

Expected dividends	2%	2%	2%
Risk free interest rate	3.04%	2.15%	3.31%
Expected volatility	27.60%	25.40%	20.80%
Weighted average volatility	27.64%	25.39%	20.79%
Expected life in years	6.00	6.8-10.0	7.80
Weighted average fair value of options granted	$1.90	$1.57	$1.94

During the twelve months ended December 31, 2010, we granted 17,641 restricted common stock awards.  Of these, 3,600 vested on December 31, 2010, 4,680 will vest on January 31, 2011, 4,681 will vest on January 28, 2012 and 4,680 will vest on January 28, 2013.  We did not grant any restricted common stock awards during the twelve months ended December 31, 2009.  A summary of the restricted stock awards during the year follows:

	December 31, 2010
	2010
	Number	Weighted
	of shares	average
		grant date fair value
		fair value

Restricted stock, beginning of period	-	$-
Restricted stock granted	17,641	7.13
Restricted stock vested	(3,600)	7.13
Restricted stock forfeited	-	-
Restricted stock, end of period	14,041	$7.13

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$113,170
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$29,016

23.           Stockholders’ Equity (Continued)

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

24.           Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations

Three months ended
(Dollars in thousands except per share data)

2010	December 31,	September 30,	June 30,	March 31,
Interest revenue	$4,786	$4,759	$4,574	$4,390
Interest expense	1,179	1,234	1,281	1,248
Net interest income	3,607	3,525	3,293	3,142
Provision for loan losses	642	200	170	70
Net income available to common stockholders	195	313	530	465
Basic earnings per common share	0.05	0.08	0.14	0.12
Diluted earnings per common share	0.05	0.08	0.13	0.12

2009	December 31,	September 30,	June 30,	March 31,
Interest revenue	$4,374	$4,392	$4,227	$4,102
Interest expense	1,308	1,406	1,416	1,450
Net interest income	3,066	2,986	2,811	2,652
Provision for loan losses	140	210	250	300
Net income available to common stockholders	466	227	447	410
Basic earnings per common share	0.12	0.06	0.12	0.11
Diluted earnings per common share	0.12	0.06	0.12	0.11

2008	December 31,	September 30,	June 30,	March 31,
Interest revenue	$3,991	$3,937	$3,726	$3,770
Interest expense	1,543	1,460	1,366	1,541
Net interest income	2,448	2,477	2,360	2,229
Provision for loan losses	70	180	127	38
Net income available to common stockholders	352	433	497	445
Basic earnings per common share	0.09	0.11	0.13	0.11
Diluted earnings per common share	0.09	0.11	0.13	0.11

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 9A.	Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures.  Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2010.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2011Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2011 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2010, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.

Equity Compensation Plan Information
December 31, 2010
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders(1)	310,151	8.60	281,308

(1)
Includes the 1990 Stock Option Plan, as amended, the 2001 Incentive Stock Option Plan, as amended, the 2004 Equity Incentive Plan and the 2010 Equity Incentive Plan.  The 1990 Stock Option Plan, as amended, and the 2001 Incentive Stock Option Plan, as amended, were approved by security holders of Old Line Bank and its predecessor, Old Line National Bank.  Effective September 15, 2003, all of the then stockholders of Old Line Bank became stockholders of Old Line Bancshares, Inc.  The 2004 and 2010 Equity Incentive Plans were approved by security holders of Old Line Bancshares, Inc.

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2011 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2011 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2010 and 2009 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

	Years Ended
	December 31,
	2010	2009
Audit fees (1)	$47,560	$45,500
Tax fees (2)	8,219	7,567
All other fees (3)	7,932	-
Total	$63,711	$53,067

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

(3) All Other Fees in 2010 are for reviewing filings and assistance related to the pending acquisition of Maryland Bankcorp, Inc.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibits
2.1(V)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.
3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.2(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.3(T)	Old Line Bancshares, Inc. Articles Supplementary Fixed Rate Cumulative Preferred Stock, Series A.
3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.
3.2.1 (W)	Amendment to Amended and Restate Bylaws
4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1	Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated January 28, 2011
10.2(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.3(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen
10.4(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.5(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen
10.6	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Joseph Burnett
10.7(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.8(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett
10.9(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.10(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett
10.11	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Christine M. Rush
10.12(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.13(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Christine Rush
10.14(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.15(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush
10.16(B)	2001 Stock Option Plan, as amended
10.17(B)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan
10.18(B)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan
10.22(E)	2004 Equity Incentive Plan
10.23(G)	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan
10.23.1(X)	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan
10.23.2(U)	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan
10.24(G)	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

10.25(D)	Lease Agreement dated April 29, 1999 between Live Oak Limited Partnership and Old Line National Bank
10.26(D)	Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank
10.27(F)	Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank
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

10.44(S)	Assignment of Membership Interest by and between Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc. dated as of November 1, 2008
10.45(Y)	Agreement of Lease by and Between Millbank Partners-Riva Limited Partnership and Old Line Bank dated January 3, 2011
10.46(Z)	Old Line Bancshares, Inc. 2010 Equity Incentive Plan
10.47(Z)	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan
10.48(Z)	Form of Non-Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan
10.49(Z)	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan
10.50	Employment Agreement dated January 28, 2011 between Old Line Bank and Sandra F. Burnett
10.51	Salary Continuation Plan Agreement between Old Line Bank and Sandra F. Burnett
21(A)	Subsidiaries of Registrant
23.1	Consent of Rowles & Company, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                            Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto
99.2	Certification of Principal Executive Officer under Treasury’s Capital Purchase Program under the Troubled Asset Relief Program Pursuant to 31 C.F.R. § 30.15
99.3	Certification of Principal Financial Officer under Treasury’s Capital Purchase Program under the Troubled Asset Relief Program Pursuant to 31 C.F.R. § 30.15

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

(T)           Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K, filed on December 5, 2008.

(U)           Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-k filed on January 28, 2010.

(V)           Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Annex A to Old Line Bancshares, Inc.’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (Registration Number 333-170464).

(W)           Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on March 24, 2011.

(X)           Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 27, 2009.

(Y)           Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 4, 2011.

(Z)           Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Appendix A to Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on April 19, 2010.

Note: Exhibits 10.1 through 10.24, 10.30 and 10.46 through 10.51 relate to management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: March 30, 2011	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/James W. Cornelsen	Director, President and
James W. Cornelsen	Chief Executive Officer	March 30, 2011
(Principal Executive Officer)

/s/Christine M. Rush	Chief Financial Officer
Christine M. Rush	(Principal Accounting and
	Financial Officer)	March 30, 2011

/s/Charles A. Bongar, Jr.	Director	March 30, 2011
Charles A. Bongar, Jr.

/s/Craig E. Clark	Director and
Craig E. Clark	Chairman of the Board	March 30, 2011

/s/John P. Davey	Director	March 30, 2011
John P. Davey

/s/Daniel W. Deming	Director	March 30, 2011
Daniel W. Deming

/s/James F. Dent	Director	March 30, 2011
James F. Dent

/s/Nancy L. Gasparovic	Director	March 30, 2011
Nancy L. Gasparovic

/s/Andre' J. Gingles	Director	March 30, 2011
Andre' J. Gingles

/s/Frank Lucente, Jr.	Director	March 30, 2011
Frank Lucente, Jr.

/s/Gail D. Manuel	Director	March 30, 2011
Gail D. Manuel

/s/John D. Mitchell	Director	March 30, 2011
John D. Mitchell

/s/Gregory S. Proctor, Sr.	Director	March 30, 2011
Gregory S. Proctor, Sr.

/s/Suhas R. Shah	Director	March , 2011
Suhas R. Shah

/s/John M. Suit, II	Director	March 30, 2011
John M. Suit, II