Form 10-K/A
period 2010-12-31
OLD LINE BANCSHARES INC
filed 2011-04-04
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes      No  

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

The number of shares outstanding of the issuer’s Common Stock was 4,677,363 as of March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011, is being filed solely to correct the number of shares outstanding as of March 1, 2011, on the cover page of the Form 10-K.

We have also included an updated signature page and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, and attached as Exhibits 31.1 and 31.2 to this Amendment No. 1.

Except for the foregoing amended information, the Company has not updated the disclosures contained in the original Form 10-K to reflect events that have occurred subsequent to the filing date of the original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and our subsequent filings with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibits
2.1(V)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.
3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.2(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.3(T)	Old Line Bancshares, Inc. Articles Supplementary Fixed Rate Cumulative Preferred Stock, Series A.
3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.
3.2.1 (W)	Amendment to Amended and Restate Bylaws
4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1*	Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated January 28, 2011
10.2(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.3(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen
10.4(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.5(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen
10.6*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Joseph Burnett
10.7(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.8(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett
10.9(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.10(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett
10.11*	Amended and Restated Executive Employment Agreement dated January 28, 2011
10.12(K)	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.13(O)	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Christine Rush
10.14(K)	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.15(O)	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush
10.16(B)	2001 Stock Option Plan, as amended
10.17(B)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan
10.18(B)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan
10.22(E)	2004 Equity Incentive Plan
10.23(G)	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan
10.23.1(X)	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan
10.23.2(U)	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan
10.24(G)	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy
10.25(D)	Lease Agreement dated April 29, 1999 between Live Oak Limited Partnership and Old Line National Bank
10.26(D)	Commercial Lease Agreement dated February 14, 2002 between Adams and Company Commercial Brokers, Inc. and Old Line National Bank
10.27(F)	Commercial Lease Agreement dated July 7, 2004 by and between Ridgely I, LLC and Old Line Bank

10.28(F)
Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC

10.29(H)	AIA Construction Agreement dated April 14, 2005 between Pointer Ridge Office Investment, LLC and Waverly Construction & Management Company Inc.
10.30(H)	Incentive Plan Model and Stock Option Model
10.31(I)	Deed of Lease dated as of July 28, 2005 between Baltimore Boulevard Associates Limited Partnership and Old Line Bank
10.32(M)	First Amendment to Deed of Lease dated as of February 7, 2008 by and between Baltimore Boulevard Associated Limited Partnership and Old Line Bank
10.33(N)	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company
10.34(N)	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company
10.35(J)	Amendment of Lease Agreement dated June 5, 2006 between Ridgley I, LLC and Old Line Bank to the lease entered into July 7, 2004.
10.36(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (1st Floor 1525 Pointer Ridge Place, Bowie, Md.).
10.37(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (3rd Floor 1525 Pointer Ridge Place, Bowie, Md.).
10.38(L)	Lease Agreement dated June 6, 2006 by and between Pointer Ridge Office Investment, LLC and Old Line Bank (4th Floor 1525 Pointer Ridge Place, Bowie, Md.).
10.39(L)	Indemnity Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006.
10.40(P)	Lease Agreement dated December 29, 2006 between Old Line Bank and Eleventh Springhill Lake Associates, LLC
10.41(R)	Lease Agreement by and between Old Line Bank and AF Limited Partnership dated May 31, 2008
10.42(S)	Agreement Of Purchase And Sale Of Membership Interests by and between Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc. dated as of November 1, 2008
10.43(S)
Third Amendment To Operating Agreement For Pointer Ridge Office Investment, LLC by and between Old Line Bancshares, Inc. J. Webb, Inc., Michael M. Webb Revocable Trust, and Lucente Enterprises, Inc. dated as of November 1, 2008

10.44(S)	Assignment of Membership Interest by and between Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc. dated as of November 1, 2008
10.45(Y)	Agreement of Lease by and Between Millbank Partners-Riva Limited Partnership and Old Line Bank dated January 3, 2011
10.46(Z)	Old Line Bancshares, Inc. 2010 Equity Incentive Plan
10.47(Z)	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan
10.48(Z)	Form of Non-Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan
10.49(Z)	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan
10.50*	Employment Agreement dated January 28, 2011 between Old Line Bank and Sandra F. Burnett
10.51*	Salary Continuation Plan Agreement between Old Line Bank and Sandra F. Burnett
21(A)	Subsidiaries of Registrant
23.1*	Consent of Rowles & Company, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto
99.2*	Certification of Principal Executive Officer under Treasury’s Capital Purchase Program under the Troubled Asset Relief Program Pursuant to 31 C.F.R. § 30.15

99.3*	Certification of Principal Financial Officer under Treasury’s Capital Purchase Program under the Troubled Asset Relief Program Pursuant to 31 C.F.R. § 30.15
* = Previously filed

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

Old Line Bancshares, Inc.

Date: April 4, 2011	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)