Form 10-Q
period 2011-03-31
OLD LINE BANCSHARES INC
filed 2011-05-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 1, 2011, the registrant had 6,809,594 shares of common stock outstanding.

Part I.   Financial Information

Item 1.  Financial Statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$8,512,884	$14,325,266
Interest bearing accounts	115,680	109,170
Federal funds sold	558,214	180,536
Total cash and cash equivalents	9,186,778	14,614,972
Time deposits in other banks	99,000	297,000
Investment securities available for sale	37,658,830	33,049,795
Investment securities held to maturity	20,267,496	21,736,469
Loans, less allowance for loan losses	306,653,965	299,606,430
Restricted equity securities at cost	2,596,650	2,562,750
Premises and equipment	16,703,016	16,867,561
Accrued interest receivable	1,239,489	1,252,970
Prepaid income taxes	-	189,523
Deferred income taxes	190,186	265,551
Bank owned life insurance	8,765,616	8,703,175
Other real estate owned	1,976,516	1,153,039
Other assets	2,214,039	1,610,715
Total assets	$407,551,581	$401,909,950

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$56,827,155	$67,494,744
Interest bearing	281,811,895	273,032,442
Total deposits	338,639,050	340,527,186
Short term borrowings	6,584,128	5,669,332
Long term borrowings	16,349,219	16,371,947
Accrued interest payable	363,763	434,656
Income tax payable	56,415	-
Other liabilities	1,220,714	1,248,079
Total liabilities	363,213,289	364,251,200

Stockholders' equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares;
issued and outstanding 4,677,363 in 2011 and 3,891,705 in 2010	46,774	38,917
Additional paid-in capital	35,582,975	29,206,617
Retained earnings	7,917,628	7,535,268
Accumulated other comprehensive income	208,879	272,956
Total Old Line Bancshares, Inc. stockholders' equity	43,756,256	37,053,758
Non-controlling interest	582,036	604,992
Total stockholders' equity	44,338,292	37,658,750
Total liabilities and stockholders' equity	$407,551,581	$401,909,950

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest revenue
Loans, including fees	$4,195,866	$3,953,356
U.S. government agency securities	26,117	54,555
Mortgage backed securities	379,418	275,216
Municipal securities	19,704	19,633
Federal funds sold	1,831	643
Other	24,926	86,726
Total interest revenue	4,647,862	4,390,129
Interest expense
Deposits	875,976	974,929
Borrowed funds	184,623	273,544
Total interest expense	1,060,599	1,248,473
Net interest income	3,587,263	3,141,656
Provision for loan losses	150,000	70,000
Net interest income after provision for loan losses	3,437,263	3,071,656
Non-interest revenue
Service charges on deposit accounts	82,450	74,820
Gains on sales of investment securities	38,070	-
Earnings on bank owned life insurance	79,038	86,123
Gain on sale of other real estate owned	2,985	-
Other fees and commissions	122,337	131,946
Total non-interest revenue	324,880	292,889
Non-interest expense
Salaries	1,133,787	1,165,415
Employee benefits	366,924	350,135
Occupancy	366,023	333,406
Equipment	93,891	106,876
Data processing	129,750	94,426
FDIC insurance and State of Maryland assessments	151,504	115,115
Merger and integration expenses	90,060	-
Other operating	595,235	529,409
Total non-interest expense	2,927,174	2,694,782

Income before income taxes	834,969	669,763
Income taxes	335,243	230,069
Net income	499,726	439,694
Less: Net loss attributable to the noncontrolling interest	(22,956)	(24,840)
Net income attributable to Old Line Bancshares, Inc.	$522,682	$464,534

Basic earnings per common share	$0.12	$0.12
Diluted earnings per common share	$0.12	$0.12
Dividend per common share	$0.03	$0.03

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended March 31, 2011
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Comprehensive	Non-controlling
	Shares	Par value	capital	earnings	income	income	Interest

Balance, December 31, 2010	3,891,705	$38,917	$29,206,617	$7,535,268	$272,956		$604,992
Net income attributable to Old Line Bancshares, Inc.	-	-	-	522,682	-	$522,682	-
Unrealized loss on
securities available for sale, net of income tax benefit of $41,739	-	-	-	-	(64,077)	(64,077)	-
Comprehensive income	-	-	-	-	-	$458,605	-
Net loss attributable to non-controlling interest	-	-	-	-	-		(22,956)
Stock based compensation awards	-	-	43,514	-	-		-
Restricted stock issued	8,786	88	(88)	-	-		-
Private placement	776,872	7,769	6,332,932	-	-		-
Common stock cash dividend $0.03 per share	-	-	-	(140,322)	-		-
Balance March 31, 2011	4,677,363	$46,774	$35,582,975	$7,917,628	$208,879		$582,036

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Three Months Ended March 31,	2011	2010

Cash flows from operating activities
Interest received	$4,746,447	$4,259,662
Fees and commissions received	221,384	219,933
Interest paid	(1,131,492)	(1,282,557)
Cash paid to suppliers and employees	(3,315,887)	(2,447,341)
Income taxes paid	27,799	(506,144)
	548,251	243,553
Cash flows from investing activities
Net change in time deposits in other banks	198,000	1,658,831
Purchase of investment securities
Held to maturity	-	(16,620,595)
Available for sale	(14,812,374)	(3,140,625)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	1,427,498	427,831
Available for sale at maturity or call	2,318,135	1,606,397
Available for sale securities sold	7,684,037	-
Gain on sale of available for sale securities	38,070	-
Loans made, net of principal collected	(7,969,291)	(6,030,826)
Proceeds from sale of other real estate owned	2,985	-
Redemption (Purchase) of equity securities	(33,900)	-
Purchase of premises, equipment and software	(33,917)	(113,541)
	(11,180,757)	(22,212,528)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	830,123	3,593,546
Other deposits	(2,718,258)	12,209,674
Increase in short term borrowings	914,796	14,593,406
Decrease in long term borrowings	(22,728)	(21,432)
Private placement - common stock	6,340,701	-
Cash dividends paid-preferred stock	-	-
Cash dividends paid-common stock	(140,322)	(116,399)
Distributions to minority members	-	(4,875)
	5,204,312	30,253,920

Net increase (decrease) in cash and cash equivalents	(5,428,194)	8,284,945

Cash and cash equivalents at beginning of period	14,614,972	11,436,587
Cash and cash equivalents at end of period	$9,186,778	$19,721,532

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2011	2010

Reconciliation of net income to net cash
provided by operating activities
Net income	$499,726	$439,694

Adjustments to reconcile net income to net
cash provided by operating activities

Depreciation and amortization	198,462	199,154
Provision for loan losses	150,000	70,000
Gain on sale of other real estate owned	(2,985)	-
Change in deferred loan fees net of costs	(51,721)	(16,063)
Gain on sale of securities	(38,070)	-
Amortization of premiums and discounts	136,825	27,744
Deferred income taxes	117,104	(11,650)
Stock based compensation awards	43,514	40,270
Increase (decrease) in
Accrued interest payable	(70,893)	(34,084)
Income tax payable	56,415	(175,543)
Other liabilities	(27,365)	(28,141)
Decrease (increase) in
Accrued interest receivable	13,481	(142,148)
Bank owned life insurance	(62,441)	(72,956)
Prepaid income taxes	189,523	(88,882)
Other assets	(603,324)	36,158
	$548,251	$243,553
Supplemental Disclosure:
Loans transferred to other real estate owned	$825,289	$223,169

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

The foregoing consolidated financial statements are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2010 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2010.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

The accounting and reporting policies of Old Line Bancshares conform to accounting principles generally accepted in the United States of America.

Reclassifications-We have made certain reclassifications to the 2010 financial presentation to conform to the 2011 presentation.

Subsequent Events-We evaluated subsequent events after March 31, 2011 through May 1, 2011, the date this report was available to be issued.  On April 1, 2011, our acquisition of Maryland Bankcorp, Inc. became effective.

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

March 31, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale
U.S. government agency	$3,616,091	$76,188	$-	$3,692,279
Municipal securities	1,302,125	44,972	(84)	1,347,013
Mortgage backed	32,395,673	366,559	(142,694)	32,619,538
	$37,313,889	$487,719	$(142,778)	$37,658,830

Held to maturity
Municipal securities	$983,107	$11,546	$(9,961)	$984,692
Mortgage backed	19,284,389	316,376	(3,704)	19,597,061
	$20,267,496	$327,922	$(13,665)	$20,581,753
December 31, 2010
Available for sale
U.S. government agency	$3,716,858	$90,881	$(3,942)	$3,803,797
Municipal securities	1,302,630	24,746	(169)	1,327,207
Mortgage backed	27,579,549	519,919	(180,677)	27,918,791
	$32,599,037	$635,546	$(184,788)	$33,049,795

Held to maturity
Municipal securities	$983,783	$11,569	$(39,568)	$955,784
Mortgage backed	20,752,686	290,747	(33,636)	21,009,797
	$21,736,469	$302,316	$(73,204)	$21,965,581

2.           INVESTMENT SECURITIES (Continued)

As of March 31, 2011, securities with unrealized losses segregated by length of impairment were as follows:

March 31, 2011	Fair value	Unrealized losses
Unrealized losses less than 12 months
Municipal securities	$470,483	$9,961
Mortgage backed	18,986,996	146,398
Total unrealized losses less than 12 months	19,457,479	156,359

Unrealized losses greater than 12 months
Municipal securities	200,350	84
Mortgage backed	-	-
Total unrealized losses greater than 12 months	200,350	84

Total unrealized losses
Municipal securities	670,833	10,045
Mortgage backed	18,986,996	146,398
Total unrealized losses	$19,657,829	$156,443

We consider all unrealized losses on securities as of March 31, 2011 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of March 31, 2011, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

As a result of the merger with Maryland Bankcorp, Inc. and the merger of Maryland Bank & Trust Company into Old Line Bank, we plan to reevaluate the investment portfolio to ensure that the securities acquired in the acquisition meet our investment criteria and provide adequate liquidity.  This may cause us to reclassify or sell securities.

In the three month period ended March 31, 2011, we recorded $38,070 in gains from the sales of available for sale securities.  In the three month period ended March 31, 2010 we did not record any gains or losses from the sale of available for sale securities.

2.            INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at March 31, 2011 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale		Held to Maturity
March 31, 2011	Amortized cost	Fair value	Amortized cost	Fair value

Maturing
Within one year	$1,006,883	$1,031,890	$-	$-
Over one to five years	1,950,400	2,028,554	301,977	305,769
Over five to ten years	11,162,445	11,374,524	6,200,411	6,438,573
Over ten years	23,194,161	23,223,862	13,765,108	13,837,411
	$37,313,889	$37,658,830	$20,267,496	$20,581,753
Pledged securities	$-	$-	$-	$-

3.           POINTER RIDGE OFFICE INVESTMENT, LLC

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge.  The effective date of the purchase was November 1, 2008.  As a result of this purchase, we own 62.5% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

Balance Sheets	March 31,	December 31,
	2011	2010

Current assets	$724,906	$758,257
Non-current assets	7,203,631	7,252,413
Liabilities	6,376,442	6,397,360
Equity	1,552,095	1,613,310

	Three Months Ended March 31,
	2011	2010
Statements of Income
Revenue	$205,732	$197,539
Expenses	266,947	263,780
Net loss	$(61,215)	$(66,241)

4.	INCOME TAXES

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

5.	LOANS

Major classifications of loans are as follows:

	March 31, 2011	December 31, 2010

Real estate
Commercial	$158,590,978	$153,526,907
Construction	28,633,846	24,377,690
Residential	27,956,682	27,081,399
Commercial	81,240,269	83,523,056
Consumer	11,818,932	13,079,878
	308,240,707	301,588,930
Allowance for loan losses	(2,124,439)	(2,468,476)
Deferred loan costs, net	537,697	485,976
	$306,653,965	$299,606,430

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

5.	LOANS (Continued)

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

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we do have a concentration in the hospitality industry.  At March 31, 2011 and December 31, 2010, we had approximately $39.4 million and $38.5 million, respectively, of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

Construction lending also entails significant risk.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction.  An appraisal of the property estimates the value of the project prior to completion of construction.  Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan to value ratios.  To mitigate the risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property.  We generally offer real estate construction financing only to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take-out.”  We also perform a complete analysis of the borrower and the project under construction.  This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take-out”, the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral.  During construction, we advance funds on these loans on a percentage of completion basis.  We inspect each project as needed prior to advancing funds during the term of the construction loan.

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

5.	LOANS (Continued)

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

Commercial business loans generally depend on the success of the business for repayment.  They may also involve high average balances, increased difficulty monitoring and a high risk of default.  To help manage this risk, we typically limit these loans to proven businesses and we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of the business.  For loans in excess of $250,000, monitoring generally includes a review of the borrower’s annual tax returns and updated financial statements.

Consumer Installment Lending

We offer various types of secured and unsecured consumer loans.  Prior to 2008, a primary aspect of our consumer lending was financing for luxury boat purchases.  Although we continue to maintain a portfolio of approximately $10.4 million of these loans, we have not originated any substantive new luxury boat loans since the third quarter of 2007.  These loans are risky because the boats that secure these loans are depreciable assets.  Further, payment on these loans depends on the borrower’s continuing financial stability.  Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay.  To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans.  As a general guideline, the individual must have a debt service less than 36% of gross income, stability of employment, verifiable liquidity, satisfactory prior credit repayment history, must own a home and the loan to value ratio may not exceed 85%.  The majority of these boats are United States Coast Guard documented vessels and we have obtained a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title.

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

Consumer loans are risky because they are unsecured or rapidly depreciating assets secure these loans.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation.  Consumer loan collections depend on the borrower’s continuing financial stability.  If a borrower suffers personal financial difficulties, the borrower may not repay the loan.  Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of March 31, 2011 and December 31, 2010, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

5.	LOANS (Continued)

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

The table below presents a breakdown of the non-performing loans and accruing past due loans at March 31, 2011 and December 31, 2010, respectively.

Non-Accrual and Past Due Loans
(000's)

	March 31, 2011			December 31, 2010
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	1	$1,169,337	$129,143	2	$2,426,608	$314,804
Construction		-	-		-	-
Residential		-	-		-	-
Commercial		-	-		-	-
Consumer		-	-	1	284,011	3,728
Total non-performing loans	1	$1,169,337	$129,143	3	$2,710,619	$318,532

Accruing past due loans:
30-89 days past due	4	$1,129,554			$-
90 or more days past due		-			-
Total accruing past due loans	4	$1,129,554			$-

5.	LOANS (Continued)

The only non-accrual loan at March 31, 2011 had a balance of $1,169,337 and is a residential land acquisition and development loan secured by real estate and described below.  At March 31, 2011, the non-accrued interest on this loan was $129,143, none of which was included in interest income.  The borrower and guarantor on this loan have filed bankruptcy.  We are currently working towards a “lift stay” and foreclosure.  During the 1st quarter of 2011, we charged $446,980 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337.  We have an additional $65,000 of the allowance for loan losses specifically allocated to this loan.

At December 31, 2010, we had three loans totaling $2,710,619 past due and classified as non-accrual.  The first loan in the amount of $810,291 is the same loan that we previously reported in our December 31, 2008 and December 31, 2009 financial statements.  The borrower on this loan filed for bankruptcy protection in November 2007.  A commercial real estate property secures this loan.  The loan to value at inception of this loan was 80%.  A recent appraisal on the property indicates that the collateral is sufficient for full repayment and we have not designated a specific allowance for this non-accrual loan.  At December 31, 2010, we had obtained a “lift stay” on the property and were awaiting ratification of foreclosure.  We received this ratification in January 2011 and transferred this property to other real estate owned during the 1st quarter of 2011.  At December 31, 2010, the non-accrued interest on this loan was $212,934.

The second loan in the amount of $1,616,317 is the residential acquisition and development loan secured by real estate discussed above.  We have received an appraisal that indicates the current value of the collateral that secures this loan is insufficient for repayment.  At December 31, 2010, we considered this loan impaired and had allocated $450,000 of the allowance for loan losses to this loan.  At December 31, 2010, the interest not accrued on this loan was $101,867.

The third loan at December 31, 2010 was a luxury boat loan in the amount of $284,011.  The borrower on this loan has also filed bankruptcy.  At December 31, 2010, the interest not accrued on this loan was $3,728.   During the 1st quarter of 2011, we repossessed the boat, charged $47,261 to the allowance for loan losses and recorded the remaining balance of $236,750 as repossessed property in other assets.

Credit Quality Indicators

We review the adequacy of the allowance for loan losses at least quarterly.  Our review includes evaluation of impaired loans as required by ASC Topic 310 Receivables, and ASC Topic 450 Contingencies.  Also, incorporated in determining the adequacy of the allowance is guidance contained in the SEC’s SAB No. 102, Loan Loss Allowance Methodology and Documentation; the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions, and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision.

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

We determine loss ratios for installment and other consumer loans based upon a review of prior 18 months delinquency trends for the category, the three year loss ratio for the category, peer group loss ratios and industry standards.

5.	LOANS (Continued)

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

o
Risk rating 4  (Pass/Watch) These loans exhibit all the characteristics of a loan graded as a “3” with the exception that there is a greater than normal concern that an external factor may impact the viability of the borrower at some later date; or that the Bank is uncertain because of the lack of financial information available.  We will generally grant this risk rating to credits that require additional monitoring such as construction loans, SBA loans and other loans deemed in need of additional monitoring.

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

o
Risk rating 6 (Substandard) is assigned to loans where there is insufficient debt service capacity.  These obligations, even if apparently protected by collateral value, have well defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have clearly jeopardized repayment of principal and interest as originally intended.  There is also the possibility that the Bank will sustain some future loss if the weaknesses are not corrected.  Clear loss potential, however, does not have to exist in any individual loan we may classify as substandard.

5.	LOANS (Continued)

o
Risk rating 7 (Doubtful) corresponds to the doubtful asset categories defined by regulatory authorities. A loan classified as doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full improbable.  The possibility of loss is extremely high, but because of certain important and reasonable specific pending factors that may work to strengthening of the asset we have deferred its classification as loss until we may determine a more exact status and estimation of the potential loss.

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

The following table outlines the allocation of allowance for loan losses by risk rating.

	March 31, 2011		December 31, 2010
	Account Balance	Allocation of Allowance for Loan Losses	Account Balance	Allocation of Allowance for Loan Losses
Risk Rating
Pass (1-4)	$294,415,161	$1,868,346	$281,901,972	$1,529,356
Special Mention (5)	6,121,811	191,093	13,777,303	489,120
Substandard (6)	7,703,735	65,000	5,909,655	450,000
Doubtful (7)	-	-	-	-
Loss (8)	-	-	-	-
Total	$308,240,707	$2,124,439	$301,588,930	$2,468,476

5.	LOANS (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the periods ended March 31, 2011 and December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	(235,445)	293,080	90,221	2,144	150,000
Recoveries	-	-	-	204	204
	1,512,677	710,278	384,944	10,781	2,618,680
Loans charged off	(446,980)	-	(47,261)	-	(494,241)
Ending Balance	$1,065,697	$710,278	$337,683	$10,781	$2,124,439

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$65,000	$-	$-	$-	$65,000
Loans collectively evaluated for impairment	1,000,697	710,278	337,683	10,781	2,059,439
Ending balance	$1,065,697	$710,278	$337,683	$10,781	$2,124,439

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716
Provision for loan losses	857,818	9,495	213,306	1,381	1,082,000
Recoveries	3,650	-	-	927	4,577
	2,706,594	554,349	294,723	12,627	3,568,293
Loans charged off	(958,472)	(137,151)	-	(4,194)	(1,099,817)
Ending Balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$450,000	$-	$-	$-	$450,000
Loans collectively evaluated for impairment	1,298,122	417,198	294,723	8,433	2,018,476
Ending balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

5.	LOANS (Continued)

Our recorded investment in loans as of March 31, 2011 and December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

March 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,169,337	$-	$-	$-	1,169,337
Loans individually evaluated for impairment without specific reserve	4,539,446	1,994,952	-	-	6,534,398
Loans collectively evaluated for impairment	209,472,723	79,245,317	10,408,608	1,410,324	300,536,972
Ending balance	$215,181,506	$81,240,269	$10,408,608	$1,410,324	$308,240,707

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,616,317	$-	$-	$-	1,616,317
Loans individually evaluated for impairment without specific reserve	2,273,029	2,020,309	-	-	4,293,338
Loans collectively evaluated for impairment	201,096,650	81,502,747	11,621,392	1,458,486	295,679,275
Ending balance	$204,985,996	$83,523,056	$11,621,392	$1,458,486	$301,588,930

6.	EARNINGS PER COMMON SHARE

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

	Three Months Ended March 31,

	2011	2010

Weighted average number of shares	4,428,629	3,873,537
Dilutive average number of shares	36,933	14,239

7.	STOCK BASED COMPENSATION

We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  We recognize compensation expense related to stock based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award.  For the three months ended March 31, 2011 and 2010, we recorded stock based compensation expense of $43,514 and $40,270, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the three months ended March 31, 2011, we recognized a $15,097 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options.  There were no non-qualified options included in expense for the three months ended March 31, 2010.

We have three equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders, the 2001 Incentive Stock Option Plan, as amended, and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the equity incentive plans.  As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years.  We recognize the compensation expense associated with these grants over their respective vesting periods.  At March 31, 2011, there was $169,735 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 3 years.  As of March 31, 2011, there were   249,242 shares remaining available for future issuance under the equity incentive plans.  Directors and officers did not exercise any options during the three month period ended March 31, 2011 or 2010.

A summary of the stock option activity during the three month period follows:

	March 31,
	2011		2010
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	310,151	$8.60	299,270	$8.50
Options granted	23,280	7.82	22,581	7.13
Options forfeited	-	-	-	-
Outstanding, end of period	333,431	$8.54	321,851	$8.41

7.	STOCK-BASED COMPENSATION (Continued)

Information related to options as of March 31, 2011 follows:

	Outstanding options			Exercisable options
Exercise price	Number of shares at March 31, 2011	Weighted average remaining term	Weighted average exercise price	Number of shares at March 31, 2011	Weighted average exercise price
$4.39-$5.00	18,000	1.30	$4.69	18,000	$4.69
$5.01-$7.64	85,231	8.09	6.52	77,704	6.46
$7.65-$8.65	60,580	7.99	7.78	44,519	7.76
$8.66-$10.00	46,620	3.39	9.74	46,620	9.74
$10.01-$11.31	123,000	5.06	10.43	119,000	10.42
	333,431	5.93	$8.54	305,843	$8.58

Intrinsic value of outstanding options where the market value exceeds the exercise price		$423,587
Intrinsic value of exercisable options where the market value exceeds the exercise price		$381,832

7.	STOCK-BASED COMPENSATION (Continued)

During the three months ended March 31, 2011 and 2010, we granted 8,786 and 17,641 restricted common stock awards, respectively.  The following tables provide a summary of the restricted stock awards during the three month periods and their vesting schedule.

	March 31,		March 31,
	2011		2010
	Number	Weighted	Number	Weighted
	of shares	average	of shares	average
		grant date fair value		grant date fair value
Outstanding, beginning of period	17,641	$7.13	-	$-
Restricted stock granted	8,786	7.82	17,641	7.13
Restricted stock vested	8,279	7.13	-	-
Restricted stock forfeited	-	-	-	-
Outstanding, end of period	18,148	$7.46	17,641	$7.46

Vested, end of period	-	-	-	-

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$170,147		$113,170
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$77,574		$29,016

Grant Date	Vesting Date	# of Restricted Shares
1/28/2010	1/28/2012	4,680
1/28/2010	1/28/2013	4,681
1/27/2011	12/31/2011	2,457
1/27/2011	1/27/2012	2,110
1/27/2011	1/27/2013	2,110
1/27/2011	1/27/2014	2,110
Total Issued		18,148

8.	RETIREMENT PLAN

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, for the three months ended March 31, 2011 and 2010 were $41,589 and $37,670, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits.  We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates.  Old Line Bank’s expenses for the SERPs for the three month periods ended March 31, 2011 and 2010 were $38,605 and $43,948, respectively. The SERPs are non-qualified defined benefit pension plans that we have not funded.

9.	FAIR VALUE MEASUREMENTS

FASB ASC Topic 820 Fair Value Measurements and Disclosures which defines fair value as the price participants would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.  We value investment securities classified as available for sale at fair value.  The fair value hierarchy established in FASB ASC Topic 820 defines three input levels for fair value measurement.  Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than those in Level 1.  Level 3 is based on significant unobservable inputs.

We value investment securities classified as available for sale at fair value on a recurring basis.  We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2.  At March 31, 2011, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale	$37,659	$2,091	$35,568	$-

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

We also measure certain non-financial assets such as other real estate owned and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.  As of March 31, 2011 and December 31, 2010, we estimated the fair value of foreclosed assets using Level 2 inputs to be $1,976,516 and $1,153,039, respectively.  We obtained these Level 2 inputs from appraisals of the real estate that we obtained from an outside third party during the preceding twelve months.  The following outlines the transactions in other real estate owned during the period (000’s).

Other Real Estate Owned
Beginning balance	$1,153,039
Transferred in	825,290
Payment received	(1,813)
Total end of period	$1,976,516

9.	FAIR VALUE MEASUREMENTS (Continued)

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

Loans-We estimate the fair value of loans by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories.  The book value of variable rate loans equals the fair value.  We then adjust these calculated amounts for any impairment.

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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Time deposits	$99,000	$99,186	$297,000	$297,482
Investment securities	57,926,326	58,240,583	54,786,264	55,015,376
Loans	306,653,965	307,126,471	299,606,430	301,862,245

Financial liabilities
Interest bearing deposits	281,811,895	283,679,890	$273,032,442	$274,003,958
Short term borrowings	6,584,128	6,584,128	5,669,332	5,669,332
Long term borrowings	16,349,219	16,967,895	16,371,947	17,080,540

We measure certain financial assets and financial liabilities at fair value on a non-recurring basis.  These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.  We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2011 or year ended December 31, 2010

10.	ACCOUNTING STANDARDS UPDATES

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011.  We have included these disclosures and they did not have a material impact on our consolidated results of operations or financial position.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010.  See Note 8-Fair Value Measurements.

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

10.	ACCOUNTING STANDARDS UPDATES (Continued)

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

ASU No. 2010-20 “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-2 became effective for financial statements as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period.  Disclosures that relate to activity during a reporting period became effective January 1, 2011 and did not have a material impact on our consolidated results of operations or financial position.

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately  $970,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 50% of this building for our main office and operate a branch of Old Line Bank from this address.

Summary of Recent Performance and Other Activities

In a continually challenging economic environment, we are pleased to report significant strategic accomplishments and continued profitability for the first quarter of 2011.  Net income attributable to Old Line Bancshares, Inc., after inclusion of $90,060 of merger and integration expenses, was $522,682 or $0.12 per basic and diluted common share for the three month period ending March 31, 2011. This was $58,148 or 12.52% higher than net income attributable to Old Line Bancshares, Inc. of $464,534 or $0.12 per basic and diluted common share for the same period in 2010.

During 2011, the following events have occurred.

•	On September 1, 2010, we announced that we had executed a merger agreement that provided for the acquisition of Maryland Bankcorp, Inc. The merger became effective April 1, 2011.
•	We did not place any new loans on non-accrual status and we charged off $494,241 on two loans that we previously reported as non-accrual loans.
•
At March 31, 2011, we had one loan on non-accrual status with a total balance due of $1.2 million (0.29% of total assets) compared to three borrowers with total balances due of $2.7 million 0.67%) at December 31, 2010.

•
At first quarter end, we had four other loans past due between 30 and 89 days in the amount of approximately $1.1 million.  Subsequent to quarter end, we received the payments due from all of these borrowers.

•	We increased the provision for loan losses by $80,000 compared to the first quarter of 2010.
•	Average total loans grew approximately $33.0 million or 12.27% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
•	Average non-interest bearing deposits grew $15.0 million or 32.08% for the quarter ended March 31, 2011 relative to the same period in 2010.
•	We maintained liquidity and by all regulatory measures remained “well capitalized”.
•	We recognized a loss on our investment in Pointer Ridge of approximately $38,000.

The following summarizes the highlights of our financial performance for the three month period ended March 31, 2011 compared to the three month period ended March 2010 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)

	2011	2010	$ Change	% Change

Net income available to common stockholders	$523	$465	$58	12.47%
Interest revenue	4,648	4,390	258	5.88
Interest expense	1,061	1,248	(187)	(14.98)
Net interest income after provision for loan losses	3,437	3,072	365	11.88
Non-interest revenue	325	293	32	10.92
Non-interest expense	2,927	2,695	232	8.61
Average total loans	301,602	268,629	32,973	12.27
Average interest earning assets	367,123	333,611	33,512	10.05
Average total interest bearing deposits	277,107	242,884	34,223	14.09
Average non-interest bearing deposits	61,770	46,768	15,002	32.08
Net interest margin (1)	4.01%	3.87%
Return on average equity	5.33%	5.17%
Basic earnings per common share	$0.12	$0.12	$-	-
Diluted earnings per common share	0.12	0.12	-	-
  (1) See “Reconciliation of Non-GAAP Measures”

Growth Strategy

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded in Prince George’s County and Anne Arundel County, Maryland and the recent acquisition of Maryland Bankcorp, Inc. will expand our operations into St. Mary’s and Calvert Counties, Maryland.

On September 1, 2010, we announced that we had executed a merger agreement that provides for the acquisition of Maryland Bankcorp, the parent company of Maryland Bank & Trust Company, N.A.  This acquisition would create the sixth largest independent commercial bank based in Maryland, with assets of more than $750 million and with 20 full service branches serving five counties.  Teams from both institutions have worked diligently to join the two organizations.  The merger became effective on April 1, 2011.

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

Although the current economic climate continued to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank east of Washington D.C.  While we remain uncertain whether the economy will continue on its path towards recovery and that the high unemployment rate and soaring national debt will not dampen this recovery, it appears the economy may reach sustainable recovery during 2011.  We continue to remain cautiously optimistic that we have identified any problem assets and the remaining borrowers will continue to stay current on their loans.  Now that we have substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy as we have with the Maryland Bankcorp, Inc. acquisition that became effective April 1, 2011.

We anticipate that as a result of this acquisition that salaries and benefits expenses and other operating expenses will increase in 2011.  We anticipate that, over time, income generated from the branches acquired in the merger, our new loan officers, and our expanded market area will offset any corresponding increases in expenses. We believe with our ten existing branches, the addition of Maryland Bankcorp’s ten branches (one of which we closed during the second quarter of 2011) and staff, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.  We also expect the merger will be accretive to earnings by the end of 2011.

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

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Net interest income after provision for loan losses for the three months ended March 31, 2011 increased $365,607 or 11.90% to $3.4 million from $3.1 million for the same period in 2010

Interest revenue increased from $4.4 million for the three months ended March 31, 2010 to $4.7 million for the same period in 2011.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities.  A decline in interest rates on these interest earning assets partially offset this growth.  The interest rate on interest bearing liabilities also declined at a faster rate than the rate on interest earning assets.  This resulted in a 14 basis point improvement in the net interest margin which also increased net interest income.

 Changes in the federal funds rate and the prime rate impact the interest rates on interest earning assets, net interest income and net interest margin.  During the entire year of 2010 and the first three months of 2011, the prime interest rate remained at 3.25% and the intended federal funds rate remained relatively constant at zero to 0.25%.  These rates have remained at historically low levels for a sustained period of time.  During 2010 when investments and loans matured, they were reinvested in lower yielding securities and loans.  Although these lower yields have also negatively impacted net interest income in 2011, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  As a result, the net interest margin has improved.

      One of the primary contributors to the improvement in our net interest margin is our ability to grow average interest earning assets.  During the period, total average interest earning assets increased $33.5 million or 10.04% to $367.1 million for the three months ended March 31, 2011 from $333.6 million for the three months ended March 31, 2010. The growth in average interest earning assets derived from a $33.0 million increase in average total loans, a $1.6 million increase in federal funds sold, and an $18.5 million increase in average investment securities.  A $21.0 million decrease in average borrowed funds also contributed to the growth in the net interest margin.  The growth in net interest income that derived from the increase in total average interest earning assets and the decline in borrowed funds was partially offset by growth in average interest bearing liabilities. The growth in average interest bearing liabilities derived primarily from the $34.2 million increase in average interest bearing deposits which increased to $277.1 million for the three months ended March 31, 2011 from $242.9 million for the three months ended March 31, 2010.  A $21.0 million decrease in average borrowed funds decreased the total growth in interest bearing liabilities.

Our net interest margin was 4.01% for the three months ended March 31, 2011 as compared to 3.87% for the three months ended March 31, 2010.  The yield on average interest earning assets declined during the period 21 basis points from 5.39% for the quarter ended March 31, 2010 to 5.18% for the quarter ended March 31, 2011.   This decrease was primarily because we received a lower rate on interest bearing deposits and the average rate on the loan portfolio declined 33 basis points.  As outlined above, we partially offset these rate reductions by growing the loan portfolio and reducing borrowings.  The decline in interest rates also lowered our cost of interest bearing deposits in the three month period to 1.28% from 1.63%. The decline in interest expense on borrowings was partially offset by a slight increase in the interest rate on borrowed funds during the period to 3.13% from 2.47% in 2010.

With our new branches acquired in the Maryland Bank & Trust acquisition and increased recognition in the St. Mary’s, Calvert, Charles, Prince George’s County and Anne Arundel County markets, and with continued growth in deposits, we anticipate that we will continue to grow earning assets during 2011.  If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits in 2011.  We also believe that we will maintain or improve the net interest margin during 2011.   As a result of this growth and maintenance of the net interest margin, we expect that net interest income will increase during 2011, although there can be no guarantee that this will be the case.

One of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  The Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  Although we have not yet determined the ultimate impact of this legislation on our operations, we expect that it will cause interest costs associated with deposits to increase.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended March 31, 2011 and 2010, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended March 31,	2011			2010
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$3,356,545	$1,831	0.22%	$1,748,352	$643	0.15%
Interest bearing deposits	7,644,227	7,009	0.37	27,225,642	66,554	0.99
Investment securities(1)(2)
U.S. government agency	3,689,403	27,622	3.04	7,087,111	57,700	3.30
Mortgage backed securities	48,454,718	379,419	3.18	26,224,492	275,216	4.26
Municipal securities	2,285,989	29,136	5.17	2,354,600	28,283	4.87
Other	2,564,257	18,222	2.88	2,833,656	20,426	2.92
Total investment securities	56,994,367	454,399	3.23	38,499,859	381,625	4.02
Loans: (1) (3)
Commercial	83,195,488	1,049,627	5.12	72,995,285	1,014,893	5.64
Mortgage	205,454,739	3,000,543	5.92	180,888,945	2,765,783	6.20
Consumer	12,951,854	172,965	5.42	14,744,834	200,346	5.51
Total loans	301,602,081	4,223,135	5.68	268,629,064	3,981,022	6.01
Allowance for loan losses	2,473,958	-		2,492,377	-
Total loans, net of allowance	299,128,123	4,223,135	5.73	266,136,687	3,981,022	6.07
Total interest earning assets(1)	367,123,262	4,686,374	5.18	333,610,540	4,429,844	5.39
Non-interest bearing cash	8,691,969			9,720,531
Premises and equipment	16,805,170			17,286,712
Other assets	12,785,287			11,946,739
Total assets	$405,405,688			$372,564,522
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$9,259,200	5,137	0.23	$7,569,600	6,684	0.36
Money market and NOW	74,851,199	149,493	0.81	43,015,595	83,267	0.79
Other time deposits	192,996,118	721,346	1.52	192,299,113	884,978	1.87
Total interest bearing deposits	277,106,517	875,976	1.28	242,884,308	974,929	1.63
Borrowed funds	23,910,483	184,623	3.13	44,891,310	273,544	2.47
Total interest bearing liabilities	301,017,000	1,060,599	1.43	287,775,618	1,248,473	1.76
Non-interest bearing deposits	61,770,178			46,768,076
	362,787,178			334,543,694
Other liabilities	2,275,957			1,608,587
Non-controlling interest	590,886			673,250
Stockholders' equity	39,751,667			35,738,991
Total liabilities and stockholders' equity	$405,405,688			$372,564,522
Net interest spread(1)			3.75			3.63
Net interest income and Net interest margin(1)		$3,625,775	4.01%		$3,181,371	3.87%
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

(2)	Available for sale investment securities are presented at amortized cost.
(3)	Average non-accruing loans for the three month periods ended March 31, 2011 and 2010 were $1,724,674 and $1,914,079, respectively.

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months Ended March 31,
	2011 compared to 2010
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$1,188	$809	$379
Interest bearing deposits	(59,545)	(46,382)	(13,163)
Investment Securities(1)
U.S. government agency	(30,078)	(12,176)	(17,902)
Mortgage backed securities	104,203	(198,752)	302,955
Municipal securities	853	2,238	(1,385)
Other	(2,204)	(831)	(1,373)
Loans:(1)
Commercial	34,734	(181,392)	216,126
Mortgage	234,760	(295,652)	530,412
Consumer	(27,381)	(9,964)	(17,417)
Total interest revenue (1)	256,530	(742,102)	998,632

Interest bearing liabilities
Savings	(1,547)	(3,946)	2,399
Money market and NOW	66,226	9,815	56,411
Other time deposits	(163,632)	(169,242)	5,610
Borrowed funds	(88,921)	116,513	(205,434)
Total interest expense	(187,874)	(46,860)	(141,014)

Net interest income(1)	$444,404	$(695,242)	$1,139,646

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

The provision for loan losses was $150,000 for the three months ended March 31, 2011, as compared to $70,000 for the three months ended March 31, 2010, an increase of $80,000 or 114.3%.  After completing the analysis outlined below, during the three month period ended March 31, 2011, we increased the provision for loan losses primarily because we have seen a modest increase in our historical losses over prior periods and some of our borrowers continue to report weaker profitability.  As previously mentioned, while it remains uncertain whether the economy will continue on its path towards recovery, it appears the economy may reach a sustainable recovery during 2011 and we remain cautiously optimistic that our borrowers will continue to stay current on their loans.

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

We determine loss ratios for installment and other consumer loans, boat loans and mortgage loans (commercial real estate, residential real estate and real estate construction) based upon a review of prior 18 months delinquency trends for the category, the three year loss ratio for the category, peer group loss ratios, probability of loss factors and industry standards.

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

We will not create a separate valuation allowance unless we consider a loan impaired.  At March 31, 2011, we had one non-accrual loan totaling $1.2 million.  As outlined below in the Loan Portfolio section of this report, we have allocated a specific valuation allowance to those loans where we anticipate a loss.

During the three months ended March 31, 2011, we charged $494,241 to the allowance for loan losses.  Of this amount, $446,980 was to properly reflect the fair value of the collateral that secured the loan that we report as non-accrual.  As reported for the year ended December 31, 2010, this loan was a residential acquisition and development loan secured by real estate with a balance of $1.6 million.  The borrower and the guarantor on this loan filed bankruptcy.  We received an appraisal that indicates that the current value of the collateral that secures the loan was insufficient for repayment and we have reduced the loan balance by the deficiency amount of $446,980.  We are currently working towards obtaining a “lift stay” and foreclosure.  We are currently evaluating all costs associated with the disposition of this property and may take an additional charge to the allowance for loan losses of approximately $65,000.

During the three months ended March 31, 2011, we also charged $47,261 to the allowance for loan losses to properly reflect the balance of a delinquent boat loan that we also reported for the year ended December 31, 2010.  This loan was a luxury boat loan in the amount of $284,011.  The borrower on this loan also filed bankruptcy.  We repossessed the boat during the three months ended March 31, 2011.  We charged off $47,261 to properly record the value of the repossessed boat in other assets.

During the year ended December 31, 2010, we charged $1.1 million to the allowance for loan losses.  This amount was primarily from two loans.  The first loan was an unsecured facility in the amount of $137,151.  The borrower experienced health related problems that detrimentally impacted his business.  The second loan is a residential land acquisition and development loan.  During the third quarter of 2010, we received a deed in lieu of foreclosure on this property and an appraisal of the property indicated that the value was insufficient to repay the full principal balance and cost associated with the property.  Therefore, we recognized this impairment and charged $946,739 to the allowance for losses during the third quarter of 2010.  The remaining amount charged to the allowance for loan losses during 2010 consisted of small deficiencies related to various loans.

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

The allowance for loan losses represented 0.69% of gross loans at March 31, 2011 and 0.82% as of December 31, 2010.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following table provides an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	Three Months Ended		Year Ended
	March 31,		December 31,
	2011	2010	2010

Balance, beginning of period	$2,468,476	$2,481,716	$2,481,716
Provision for loan losses	150,000	70,000	1,082,000

Chargeoffs:
Commercial	-	-	(137,151)
Mortgage	(446,980)	(11,733)	(958,472)
Consumer	(47,261)	(1,223)	(4,194)
Total chargeoffs	(494,241)	(12,956)	(1,099,817)
Recoveries:
Mortgage	-	-	3,650
Consumer	204	206	927
Total recoveries	204	206	4,577
Net (chargeoffs) recoveries	(494,037)	(12,750)	(1,095,240)
Balance, end of period	$2,124,439	$2,538,966	$2,468,476

Ratio of allowance for loan losses to:
Total gross loans	0.69%	0.93%	0.82%
Non-accrual loans	181.68%	169.21%	91.07%
Ratio of net-chargeoffs during period to
average total loans during period	0.164%	0.005%	0.384%

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses
	March 31,				December 31,
	2011		2010		2010
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Consumer & others	$10,781	0.42%	$10,174	0.54%	$8,433	0.48%
Boat	337,683	3.41	109,359	4.72	294,723	3.86
Mortgage	1,065,697	69.81	2,102,088	67.28	1,748,122	67.97
Commercial	710,278	26.36	317,345	27.46	417,198	27.69

Total	$2,124,439	100.00%	$2,538,966	100.00%	$2,468,476	100.00%

Non-interest Revenue

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Non-interest revenue totaled $324,880 for the three months ended March 31, 2011, an increase of $31,991 or 10.92% from the 2010 amount of $292,889.  Non-interest revenue for the three months ended March 31, 2011 and March 31, 2010 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, gains on sales of investment securities, gain on the sale of other real estate owned, and other fees and commissions including revenues with respect to Pointer Ridge.  The primary causes of the increase in non-interest revenue were the $38,070 gains on sales of investment securities, an increase in rents received by Pointer Ridge, an increase in service charges on deposit accounts and a gain on other real estate owned. This was offset by a decline in the interest we earned on bank owned life insurance and other fees and commissions.  In an effort to minimize call and prepayment risk and manage future interest rate risk, we elected to sell some of our available for sale securities during the three months ended March 31, 2011.  Pointer Ridge’s rents increased during the period because they have new tenants paying rental fees. Service charges increased as a result of an increase in the number of customers.  The interest we earned on bank owned life insurance decreased because of a decline in the yield on insurance policies we own.  As we previously reported, the tenant who leased the second floor of our branch located at 301 Crain Highway vacated the space on March 31, 2010.

The following table outlines the changes in non-interest revenue for the three month periods.

	March 31, 2011	March 31, 2010	$ Change	% Change
Service charges on deposit accounts	$82,450	$74,820	$7,630	10.20%
Gain on sales of investment securities	38,070	-	38,070	-
Earnings on bank owned life insurance	79,038	86,123	(7,085)	(8.23)
Pointer Ridge rent and other revenue	68,155	63,970	4,185	6.54
Gain on sale of other real estate owned	2,985	-	2,985	-
Other fees and commissions	54,182	67,976	(13,794)	(20.29)
Total non-interest revenue	$324,880	$292,889	$31,991	10.92%

As we reported for the year ended December 31, 2010, as a result of the acquisition of Maryland Bank and Trust, we anticipate that we will rent additional space from Pointer Ridge in 2011.  As a result, we expect that Pointer Ridge will have an increase in earnings in 2011 and operate at breakeven or a slight profit for the year.

We also anticipate that we will use the space available in our Crain Highway location.  Therefore, we will not receive any rental income from this facility.  We also believe that we will see an increase in service charges on deposit accounts and other fees and commissions as a result of growth in our existing customers, new customers originated by our current staff and new customers acquired as a result of the acquisition of Maryland Bankcorp.

Non-interest Expense

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Non-interest expense increased $232,392 for the three months ended March 31, 2011.  The following chart outlines the changes in non-interest expenses for the period.

	March 31, 2011	March 31, 2010	$ Change	% Change
Salaries	$1,133,787	$1,165,415	$(31,628)	(2.71	) %
Employee benefits	366,924	350,135	16,789	4.80
Occupancy	366,023	333,406	32,617	9.78
Equipment	93,891	106,876	(12,985)	(12.15)
Data processing	129,750	94,426	35,324	37.41
Pointer Ridge other operating	118,222	113,770	4,452	3.91
FDIC insurance and State of Maryland assessments	151,504	115,115	36,389	31.61
Merger and integration expenses	90,060	-	90,060	-
Other operating	477,013	415,639	61,374	14.77
Total non-interest expenses	$2,927,174	$2,694,782	$232,392	8.62%

Employee benefits increased primarily because of increases in health care insurance.  Occupancy expense increased as a result of increases in rents, taxes and utilities.  Data processing increased due to a growth in assets and customers.  FDIC insurance and State of Maryland assessments increased primarily as a result of growth in deposits and an increase in the rates assessed on these deposits.  Merger and integration expenses resulted from the expenses associated with our acquisition of Maryland Bankcorp, Inc. and Maryland Bank & Trust and represent payment for data processing, attorneys, accounting and advisory fees.  Other operating expenses increased as a result of increases in the cost of travel, education, supplies and other miscellaneous costs.  These increases were offset by a decrease in salary expense which occurred primarily because we closed significantly more loans during the first quarter of 2011 than the first quarter of 2010, which caused us to defer a higher dollar amount of salary expense in 2011 than in 2010.

For the remainder of 2011, we anticipate non-interest expenses will increase as a result of the merger with Maryland Bankcorp.   We will incur increased rent expense related to the expansion of space in our headquarters building.  As a result of the merger, the number of branches that we operate has increased from 10 to 19 and we expect that we will incur increased operational expenses associated with these branches.  We will also incur increased data processing costs because of these new branches and the integration of our computer systems with Maryland Bankcorp’s and increased FDIC insurance premiums as a result of the increase in deposits.  We also anticipate that we will continue to incur legal, accounting and advisory fees associated with the merger of Maryland Bankcorp during 2011.

Income Taxes

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Income tax expense was $335,243 (40.15% of pre-tax income) for the three months ended March 31, 2011 as compared to $230,069 (34.35 % of pre-tax income) for the same period in 2010.  The tax rate was higher in 2011 than in 2010 because non-deductible expenses were higher and tax exempt interest income was lower.

Net Income Attributable to Old Line Bancshares, Inc.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Net income attributable to Old Line Bancshares was $522,682 for the three months ended March 31, 2011 compared to $464,534 for the three month period ended March 31, 2010.  Earnings per basic and diluted common share for the three month period was $0.12.  The increase in net income attributable to Old Line Bancshares for the 2011 period was primarily the result of a $365,607 increase in net interest income after provision for loan losses, and a $31,991 increase in non-interest revenue.  These items were partially offset by a $232,392 increase in non-interest expense and a $105,174 increase in income taxes compared to the same period in 2010.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  We have prudently managed our investment portfolio to maintain liquidity and safety and we have never owned stock in Fannie Mae or Freddie Mac or any of the more complex securities available in the market.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we generally intend to hold the investment securities until maturity, we classify a portion of the investment securities as available for sale.  We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security to assist with interest rate risk management or minimize prepayments, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  There are no trading securities in the portfolio.

The investment securities at March 31, 2011 amounted to $57.9 million, an increase of $3.1 million, or 5.66%, from the December 31, 2010 amount of $54.8 million.  Available for sale investment securities increased to $37.7 million at March 31, 2011 from $33.0 million at December 31, 2010.  Held to maturity securities at March 31, 2011 decreased to $20.3 million from the $21.7 million balance on December 31, 2010.  During the three month period, we maintained sufficient cash balances to provide adequate liquidity for operations.  Therefore, we deployed the excess funds into available for sale securities.  The fair value of available for sale securities included net unrealized gains of $344,941 at March 31, 2011 (reflected as unrealized gains of $208,879 in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $635,246 ($272,956 net of taxes) as of December 31, 2010.  In general, the decrease in fair value was a result of maturities and increasing market interest rates.  We have evaluated securities with unrealized losses for an extended period of time and we consider all unrealized losses on securities as of March 31, 2011 to be temporary losses because we expect to redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of March 31, 2011, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  We do not believe that credit quality caused the impairment in these securities.

We are currently evaluating the impact of the Maryland Bank & Trust Company’s investment securities on our earnings, interest rate sensitivity and liquidity.  As a result of this acquisition, we may reposition the investments in our portfolio to ensure that we maintain an acceptable level of earnings and liquidity and that there is not any significant credit exposure that arises from the combined portfolio.  As previously mentioned, it is not our intent to sell securities.  If, however, this analysis indicates that it is prudent to sell securities, we may elect to sell securities.

Loan Portfolio

Commercial loans and loans secured by real estate comprise the majority of the loan portfolio.  Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $7.1 million or 2.37% to $306.7 million at March 31, 2011 from $299.6 million at December 31, 2010  Commercial business loans decreased by $2.3 million (2.75%), commercial real estate loans increased by $5.1 million (3.32%), residential real estate loans (generally home equity and fixed rate home improvement loans) increased by $876,000 (3.23%), real estate construction loans (primarily commercial real estate construction) increased by $4.3 million (17.21%) and consumer loans decreased by $1.3 million (9.92%) from their respective balances at December 31, 2010.  During the first three months of 2011, we received scheduled loan payoffs on business loans that negatively impacted our loan growth for the period.  In spite of these payoffs, we experienced a 2.37% growth in the loan portfolio.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate our entire lending team, including the new team members from Maryland Bank & Trust, will continue to focus their efforts on business development during the remainder of 2011 and continue to grow the loan portfolio. We also anticipate that the addition of the Maryland Bank & Trust portfolio will increase net loans by approximately $205 million.  However, the current economic climate and the challenges associated with integrating Maryland Bank & Trust into our organization may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)
	March 31, 2011		December 31, 2010

Real Estate
Commercial	$158,591	51.45%	$153,527	50.91%
Construction	28,634	9.29	24,378	8.08
Residential	27,957	9.07	27,081	8.98
Commercial	81,240	26.36	83,523	27.69
Consumer	11,819	3.83	13,080	4.34
	308,241	100.00%	301,589	100.00%
Allowance for loan losses	(2,125)		(2,469)
Deferred loan costs, net	538		486
	$306,654		$299,606

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have only two construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

Loans With Interest Paid From Loan Advances
(000's)

	March 31, 2011		December 31, 2010
	# of Borrowers		# of Borrowers
Hotels	1	$979	1	$979
Single family acquisition & development	1	2,276	1	2,336
	2	$3,255	2	$3,315

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

As previously discussed in the provision for loan losses section of this report, at March 31, 2011, we had one loan totaling $1.2 million that was 90 days past due and was classified as non-accrual compared to three loans in the amount of $2.7 million at December 31, 2010.

The table below outlines the transfer of loans from and to non-accrual status for the three month period:

Non-Accrual Loans (000's)
	# of Borrowers	Loan Balance
Beginning Balance	3	$2,711
Added to non-accrual		-
Charged-off		(494)
Repossessed	(1)	(237)
Transferred to other real estate owned	(1)	(810)
Ending balance non-accrual loans	1	$1,170

The only non-accrual loan at March 31, 2011 had a balance of $1.2 million and is a residential land acquisition and development loan secured by real estate.  The non-accrued interest on this loan was $129,143 at March 31, 2011, none of which is included in interest income.  The borrower and the guarantor on this loan have filed bankruptcy.  We have received an appraisal that indicates the current value of the collateral that secures this loan is insufficient for repayment and are currently working towards obtaining a “lift stay” and foreclosure.  As previously mentioned, because we believe the collateral is insufficient to repay the original amount due on this loan of $1.6 million, we charged $446,980 to the allowance for loan losses.

At December 31, 2010, we had three loans totaling $2.7 million past due and classified as non-accrual.  The first loan in the amount of $810,291 was the same loan that we previously reported for the years ended December 31, 2008 and 2009.  At December 31, 2010, we had obtained a “lift stay” on the property that secured the loan and were awaiting ratification of foreclosure.  We received this ratification in January 2011 and subsequent to year end transferred this property to other real estate owned.

The second loan, in the amount of $1,616,317, is a residential acquisition and development loan secured by real estate.  As discussed above we have charged $446,980 to the allowance for loan losses.  At December 31, 2010, we considered this loan impaired and had allocated $450,000 of the allowance for loan losses to this loan.

The third loan was a luxury boat loan in the amount of $284,011.  The borrower on this loan filed bankruptcy.  During the 1st quarter of 2011, we repossessed the boat securing this loan.  At repossession, we obtained a survey on the boat to determine its value.  The collateral is insufficient to repay the loan balance.  We have charged approximately $50,000 to the allowance for loan losses and recorded the remaining value of the repossessed boat of $236,750 in other assets.

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

The table below presents a breakdown of the non-performing loans, other real estate owned and accruing past due loans at March 31, 2011.

Non-Performing Assets and Past Due Loans
(Dollars in thousands)

	March 31, 2011			December 31, 2010
	#	Balance	Interest Not Accrued	#	Balance	Interest Not Accrued
Real Estate
Commercial	1	$1,169	$129	2	$2,427	$315
Construction	-	-	-	-	-	-
Residential	-	-	-	-	-	-
Commercial	-	-	-	-	-	-
Consumer	-	-	-	1	284	4
Other real estate owned	3	1,978	-	2	1,153	-
Total non-performing assets	4	$3,147	$129	5	$3,864	$319

Non-performing assets as a percentage of total assets		0.77%			0.96%
Non-performing loans as a percentage of total gross loans		0.38%			0.59%

Accruing past due loans:
30-89 days past due	4	$1,130		-	-
90 or more days past due	-	-		-	-
Total accruing past due loans	4	$1,130		0	$-

Ratio of accruing past due loans to total loans:
30-89 days past due		0.37%			-%
90 or more days past due		-			-
Total accruing past due loans		0.37%			-%

Bank owned life insurance

We have invested $8.8 million in life insurance policies on our executive officers and other officers of the bank.  We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006.  During the first three months of 2011, the cash surrender value of the insurance policies increased by $62,441 as a result of earnings on the investments.  There are no post retirement death benefits associated with the BOLI policies.

Deposits

We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At March 31, 2011, the deposit portfolio was $338.6 million, a $1.9 million or 0.56% decrease over the December 31, 2010 level of $340.5 million.  Non-interest bearing deposits decreased $10.7 million during the period to $56.8 million from $67.5 million primarily due to temporary fluctuations in real estate settlement and trustee accounts and the transfer of funds to interest bearing accounts.  Interest bearing deposits grew $8.8 million to $281.8 million from $273.0 million.  Approximately $8.9 million was in money market accounts and approximately $830,000 was in certificates of deposit.  The growth in money market accounts and certificates of deposit was offset by an approximately $1.0 million decline in savings accounts.  The growth in these categories was the result of expansion of existing customer relationships, the money market accounts discussed below and new customers.

We acquire brokered certificates of deposit through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At March 31, 2011, we had $21.3 million in CDARS and $9.0 million in money market accounts through the reciprocal deposit program compared to $21.1 million in CDARS and $5.7 million in money market accounts at December 31, 2010.  We had received $37.0 million at March 31, 2011 and $31.8 million at December 31, 2010 in certificates of deposit through the CDARS network that were not reciprocal deposits.  We had no other brokered certificates of deposit as of March 31, 2011 or December 31, 2010.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings

Old Line Bancshares has an available line of credit secured by Old Line Bank stock in the amount of $3 million. Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of March 31, 2011.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $118.2 million at March 31, 2011 and $120.9 million at December 31, 2010.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  This collateral consists of commercial and residential mortgage loans held in our portfolio.  The FHLB monitors the value of this collateral and performs audits on a regular basis.  At March 31, 2011, we have provided collateral to support up to $60.8 million of borrowings.  Of this, we had borrowed $10.0 million at March 31, 2011 and December 31, 2010, as outlined below.  This was the maximum amount that we had borrowed during the three month period ended March 31, 2011.

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

At March 31, 2011 and December 31, 2010, Old Line Bank had two advances in the amount of $5,000,000 each from the FHLB totaling $10 million.  The 3.358% FHLB borrowing matures on December 12, 2012.  Interest is payable on the 12th day of each March, June, September and December.  On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a three month LIBOR based variable rate.  The 3.12% FHLB borrowing matures December 19, 2012.  Interest is payable on the 19th day of each month.  On any interest payment date, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a one month LIBOR based variable rate.  The senior note is an obligation of Pointer Ridge.  It has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.

The following table outlines our borrowings as of March 31, 2011 and December 31, 2010.

Borrowings
	March 31, 2011		December 31, 2010

	Amount	Rate	Amount	Rate
Short term promissory notes	$6,584,128	0.50%	$5,669,332	0.50%
FHLB advance due Dec. 2012	5,000,000	3.58%	5,000,000	3.58%
FHLB advance due Dec. 2012	5,000,000	3.12%	5,000,000	3.12%
Senior note, fixed at 6.28%	6,349,219	6.28%	6,371,947	6.28%
Total	$22,933,347		$22,041,279

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

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  As outlined in the borrowing section of this report, we have credit lines, unsecured and secured, available from several correspondent banks totaling $32.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On March 31, 2011, we had $8.5 million in cash and due from banks, $115,680 in interest bearing accounts, $558,214 in federal funds sold, and $99,000 in time deposits in other banks.  As of December 31, 2010, we had $14.3 million in cash and due from banks, $109,170 in interest bearing accounts, $180,536 in federal funds sold and other overnight investments and $297,000 in time deposits in other banks.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.  We have experienced no material change in borrowings or fluctuations in deposits during the three month period ended March 31, 2011.

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

Capital

Our stockholders’ equity amounted to $43.8 million at March 31, 2011 and $37.1 million at December 31, 2010.  We are considered “well capitalized” under the risk based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity increased during the three month period primarily because of net income attributable to Old Line Bancshares, Inc. of $522,682 and the $43,514 adjustment for stock based compensation awards.  These items were partially offset by the $140,322 common stock cash dividend and the $64,077 after tax unrealized loss on available for sale securities.

Contractual Obligations, Commitments, Contingent Liabilities, and Off Balance Sheet Arrangements

Old Line Bancshares is a party to financial instruments with off balance sheet risk in the normal course of business.  These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit.  Old Line Bancshares uses these financial instruments to meet the financing needs of its customers.  These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  These commitments do not represent unusual risks and management does not anticipate any losses which would have a material effect on Old Line Bancshares.  Old Line Bancshares also has operating lease obligations.

Outstanding loan commitments and lines and letters of credit at March 31, 2011 and December 31, 2010, are as follows:

Contractual Obligations, Commitments, Contingent Liabilities and Off Balance Sheet Arragements
	March 31, 2011	December 31, 2010
	(000's)

Commitments to extend credit and available credit lines:
Commercial	$38,831	$34,485
Real estate undisbursed development and construction	15,680	11,512
Consumer	7,861	7,256

	$62,372	$53,253

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

Commitments for real estate development and construction, which totaled $15.7 million, or 24.76% of the $62.4 million of outstanding commitments at March 31, 2011, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Our exposure to credit loss in the event of nonperformance by the customer is the contract amount of the commitment.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  In general, loan commitments, credit lines and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans.  We evaluate each customer’s credit worthiness and the collateral required on a case by case basis.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended March 31, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$3,587,263	3.71%	3.97%
Tax equivalent adjustment
Federal funds sold	-	0.00	0.00
Investment securities	11,243	0.01	0.01
Loans	27,269	0.03	0.03
Total tax equivalent adjustment	38,512	0.04	0.04
Tax equivalent interest yield	$3,625,775	3.75%	4.01%

Three months ended March 31, 2010

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$3,141,656	3.82%	3.58%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	12,049	0.01	0.01
Loans	27,666	0.04	0.04
Total tax equivalent adjustment	39,715	0.05	0.05
Tax equivalent interest yield	$3,181,371	3.87%	3.63%

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

Information Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We may also include forward-looking statements in other statements that we make.  All statements that are not descriptions of historical facts are forward looking statements.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts.

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including anticipated increases in expenses as a result of the merger with Maryland Bankcorp, our expectations that income generated from the branches acquired in the merger, our new loan officers, and our expanded market area will offset corresponding increased expenses, that the merger will be accretive to earnings by the end of 2011, statements regarding anticipated changes in revenue, expenses and income, increases in net interest income, improvement in our net interest margin, our expectation that Pointer Ridge will have an increase in earnings and operate at breakeven or a slight profit in 2011, our expectations with respect to renting and using available space, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, continued growth in customer relationships, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, losses on and our intentions with respect to our investment securities, interest rate sensitivity, losses on off balance sheet arrangements, earnings on BOLI, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the businesses of Maryland Bankcorp may not be integrated into Old Line Bancshares successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized, or realized within the expected timeframe; potential disruption in our businesses, operations and customer and employee relationships as a result of the integration of Maryland Bankcorp’s business with our own; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; including regulations adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions or a slower than anticipated recovery; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2010, Old Line Bancshares’ registration statement on Form S-4 filed on November 8, 2010, and the Risk Factors section of this report.

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

Item 4.                      Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2011.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.            Legal Proceedings

None

Item 1A.         Risk Factors

There have been no  material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None

Item 4.           (Removed and Reserved)

Item 5.           Other Information

None

Item 6.           Exhibits

10.45
Agreement of Lease by and between Millbank Partners-Riva Limited Partnership and Old Line Bank (filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 4, 2011)

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

Old Line Bancshares, Inc.

Date: May 9, 2011	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	By:	/s/ Christine M. Rush
Christine M. Rush, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)