Form 10-Q
period 2011-06-30
OLD LINE BANCSHARES INC
filed 2011-08-15
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes        ☐       No       ☑

As of July 30, 2011, the registrant had 6,809,594 shares of common stock outstanding.

Part I.   Financial Information

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$48,628,138	$14,325,266
Interest bearing accounts	102,921	109,170
Federal funds sold	264,506	180,536
Total cash and cash equivalents	48,995,565	14,614,972
Time deposits in other banks	-	297,000
Investment securities available for sale	144,694,675	33,049,795
Investment securities held to maturity	-	21,736,469
Loans, less allowance for loan losses	500,370,124	299,606,430
Equity securities at cost	3,402,531	2,562,750
Premises and equipment	22,163,745	16,867,561
Accrued interest receivable	2,278,496	1,252,970
Prepaid income taxes	1,042,054	189,523
Deferred income taxes	6,963,981	265,551
Bank owned life insurance	16,377,113	8,703,175
Prepaid pension	1,315,642	-
Other real estate owned	3,947,340	1,153,039
Goodwill	116,723	-
Core deposit intangible	4,808,242	-
Other assets	2,935,860	1,610,715
Total assets	$759,412,091	$401,909,950

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$160,538,320	$67,494,744
Interest bearing	486,450,237	273,032,442
Total deposits	646,988,557	340,527,186
Short term borrowings	26,153,000	5,669,332
Long term borrowings	16,328,337	16,371,947
Accrued interest payable	391,294	434,656
Accrued pension	4,527,294	673,048
Other liabilities	1,193,613	575,031
Total liabilities	695,582,095	364,251,200

Stockholders' equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares;
issued and outstanding 6,809,594 in 2011 and 3,891,705 in 2010	68,096	38,917
Additional paid-in capital	53,411,845	29,206,617
Retained earnings	8,896,285	7,535,268
Accumulated other comprehensive income	937,973	272,956
Total Old Line Bancshares, Inc. stockholders' equity	63,314,199	37,053,758
Non-controlling interest	515,797	604,992
Total stockholders' equity	63,829,996	37,658,750
Total liabilities and stockholders' equity	$759,412,091	$401,909,950

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
Interest revenue
Loans, including fees	$7,741,299	$4,045,643	$11,937,165	$7,998,999
U.S. Treasury securities	2,407	-	2,407	-
U.S. government agency securities	93,511	36,142	119,628	90,697
Mortgage backed securities	762,080	398,261	1,141,498	673,477
Municipal securities	223,107	20,727	242,811	40,360
Federal funds sold	2,334	1,543	4,165	2,186
Other	49,234	71,487	74,160	158,213
Total interest revenue	8,873,972	4,573,803	13,521,834	8,963,932
Interest expense
Deposits	1,191,712	999,436	2,067,688	1,974,365
Borrowed funds	211,086	281,189	395,709	554,733
Total interest expense	1,402,798	1,280,625	2,463,397	2,529,098
Net interest income	7,471,174	3,293,178	11,058,437	6,434,834
Provision for loan losses	50,000	170,000	200,000	240,000
Net interest income after provision for loan losses	7,421,174	3,123,178	10,858,437	6,194,834
Non-interest revenue
Service charges on deposit accounts	396,785	78,411	479,235	153,231
Gains (losses) on sales of investment securities	2,489	-	40,559	-
Permanent impairment on equity securities	(122,500)	-	(122,500)	-
Earnings on bank owned life insurance	122,350	83,985	201,388	170,108
Loss on disposal of assets	(14,155)	-	(14,155)	-
Other fees and commissions	132,362	108,657	257,684	240,603
Total non-interest revenue	517,331	271,053	842,211	563,942
Non-interest expense
Salaries	2,177,222	1,130,944	3,311,009	2,296,359
Employee benefits	796,512	317,803	1,163,436	667,938
Occupancy	686,897	319,051	1,052,920	652,457
Equipment	170,484	99,152	264,375	206,028
Data processing	233,332	105,074	363,082	199,500
FDIC insurance and State of Maryland assessments	167,312	115,553	318,816	230,668
Merger and integration	377,214	-	467,274	-
Core deposit premium	194,675	-	194,675	-
Other operating	1,361,794	522,337	1,957,029	1,051,746
Total non-interest expense	6,165,442	2,609,914	9,092,616	5,304,696

Income before income taxes	1,773,063	784,317	2,608,032	1,454,080
Income taxes	656,357	270,063	991,600	500,132
Net income	1,116,706	514,254	1,616,432	953,948
Less: Net income (loss) attributable to the noncontrolling interest	(66,239)	(15,843)	(89,195)	(40,683)
Net income available to common stockholders	$1,182,945	$530,097	$1,705,627	$994,631

Basic earnings per common share	$0.17	$0.14	$0.30	$0.26
Diluted earnings per common share	$0.17	$0.14	$0.30	$0.26
Dividend per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
Six Months Ended June 30, 2011
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Comprehensive	Non-controlling
	Shares	Par value	capital	earnings	income	income	Interest

Balance, December 31, 2010	3,891,705	$38,917	$29,206,617	$7,535,268	$272,956		$604,992
Net income attributable to Old Line Bancshares, Inc.	-	-	-	1,705,627	-	$1,705,627	-
Unrealized gain on
securities available for sale, net of income tax benefit of $342,584	-	-	-	-	665,017	665,017	-
Comprehensive income	-	-	-	-	-	$2,370,644	-
Acquisition Maryland Bankcorp, Inc.	2,132,231	21,322	17,805,425	-	-		-
Net income attributable to non-controlling interest	-	-	-	-	-		(89,195)
Distributions to minority member(s)	-	-	-	-	-		-
Stock based compensation awards	-	-	74,816	-	-		-
Restricted stock issued	8,786	88	(88)	-	-		-
Private placement - common stock	776,872	7,769	6,325,075	-	-		-
Common stock cash dividend $0.06 per share	-	-	-	(344,610)	-		-
Balance, June 30, 2011	6,809,594	$68,096	$53,411,845	$8,896,285	$937,973		$515,797

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Six Months Ended June 30,	2011	2010

Cash flows from operating activities
Interest received	$13,756,800	$8,941,021
Fees and commissions received	594,677	420,723
Interest paid	(2,567,541)	(2,585,934)
Cash paid to suppliers and employees	(6,495,772)	(4,447,524)
Income taxes paid	(84,234)	(740,843)
	5,203,930	1,587,443
Cash flows from investing activities
Cash and cash equivalents of acquired bank	41,967,182	-
Net change in time deposits in other banks	297,000	4,651,245
Purchase of investment securities
Held to maturity	-	(20,316,548)
Available for sale	(34,856,352)	(3,140,625)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	-	1,513,869
Held to maturity sold	488,457	-
Gain (loss) on sale of held to maturity	25,622	-
Available for sale at maturity or call	595,000	4,454,506
Available for sale sold	17,296,682	-
Gain (loss) on sale of available for sale	14,937	-
Loans made, net of principal collected	(10,923,129)	(21,247,839)
Redemption (Purchase) of equity securities	612,903	210,000
Purchase of premises, equipment and software	(1,330,463)	(265,700)
	14,187,839	(34,141,092)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(37,252,463)	5,177,927
Other deposits	47,514,823	27,253,358
Increase in short term borrowings	(217,321)	17,640,314
Decrease in long term borrowings	(43,610)	(40,969)
Acquisition cash consideration	(1,000,839)	-
Restriced stock options exercised	-	-
Private placement - common stock	6,332,844	-
Cash dividends paid-common stock	(344,610)	(232,799)
Distributions to minority members	-	(9,336)
	14,988,824	49,788,495

Net increase (decrease) in cash and cash equivalents	34,380,593	17,234,846

Cash and cash equivalents at beginning of period	14,614,972	11,436,587
Cash and cash equivalents at end of period	$48,995,565	$28,671,433

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2011	2010

Reconciliation of net income to net cash
provided by operating activities
Net income	$1,616,432	$953,948

Adjustments to reconcile net income to net
cash provided by operating activities

Depreciation and amortization	477,210	403,846
Provision for loan losses	200,000	240,000
Change in deferred loan fees net of costs	(174,375)	(26,549)
Gain on sale of securities	(40,559)	-
Amortization of premiums and discounts	305,879	110,953
Other than temporary impairment	122,500	-
Gain on sale of fixed assets	14,155	-
Amortization of intangible	194,675	-
Deferred income taxes	258,242	(36,710)
Stock based compensation awards	74,816	66,252
Increase (decrease) in
Accrued interest payable	(104,144)	(56,836)
Income tax payable	-	(175,543)
Other liabilities	(920,163)	186,322
Decrease (increase) in
Accrued interest receivable	103,462	(107,315)
Bank owned life insurance	(169,587)	(143,219)
Prepaid pension	523,856	-
Prepaid income taxes	649,124	(28,458)
Other assets	2,072,407	200,752
	$5,203,930	$1,587,443

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2011	2010

Supplemental Disclosure:
Loans transferred to other real estate owned	$140,000	$223,169

Fair value of assets and liabilities from acquisition:
Cash	$41,967,182	$-
Investments	71,434,005	-
Loans	190,826,040	-
Restricted stock	1,575,184	-
Premises and equipment	4,457,086	-
Accrued interest	1,128,988	-
Prepaid assets	1,231,029	-
Deferred tax	7,865,514	-
Bank owned life insurance	7,504,351
Prepaid pension costs	1,315,642	-
Other real estate owned	1,834,451	-
Core deposit intangible	5,002,917	-
Other assets	3,397,552	-
Deposits	(297,506,000)	-
Short term borrowings	(19,394,000)	-
Accrued interest payable	(60,782)	-
Accrued pension acquired	(3,330,390)	-
Other liabilities	(1,538,745)	-
Purchase price in excess of net assets acquired	$116,723	$-

The accompanying notes are an integral part of these consolidated financial statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business-Old Line Bancshares, Inc. (Old Line Bancshares) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.  The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank.  We provide a full range of banking services to customers located in Anne Arundel, Calvert, Charles, Prince George’s, and St. Mary’s counties in Maryland and surrounding areas.

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

Subsequent Events-We evaluated subsequent events after June 30, 2011 through August 10, 2011, the date this report was available to be issued.  No significant subsequent events were identified which would affect the presentation of the financial statements.

2.	ACQUISITION OF MARYLAND BANKCORP, INC.

On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, Inc. (Maryland Bankcorp) the parent company of Maryland Bank & Trust Company, N.A. (MB&T). Pursuant to the merger agreement between Old Line Bancshares and Maryland Bankcorp, we converted each share of common stock of Maryland Bankcorp into the right to receive, at the holder’s election, $29.11 in cash or 3.4826 shares of Old Line Bancshares’ common stock. We paid cash for any fractional shares of Old Line Bancshares’ common stock and aggregate cash consideration of $1.0 million.  The total merger consideration was $18.8 million.

In connection with the acquisition, MB&T was merged with and into Old Line Bank, with Old Line Bank the surviving bank.

As required by the acquisition method of accounting, we have adjusted the acquired assets and liabilities of Maryland Bankcorp to their estimated fair value on the date of acquisition and added them to those of Old Line Bancshares.  Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which we have based on estimates and assumptions that are subject to change, we have allocated the preliminary purchase price for Maryland Bankcorp as follows (in thousands):

Fair Value April 1, 2011
Cash and cash equivalents	$41,967
Investment securities	71,434
Loans	190,826
Restricted equity securities	1,575
Premises and equipment	4,457
Accrued interest receivable	1,129
Prepaid taxes	1,231
Deferred income taxes	7,866
Bank owned life insurance	7,504
Prepaid pension costs	1,317
Other real estate owned	1,836
Other assets	3,403
Deposits	(297,506)
Short term borrowings	(19,394)
Deferred compensation	(3,330)
Accrued expenses & liabilities	(1,600)
Net tangible assets acquired	12,715
Definite lived intangible assets acquired	5,003
Goodwill	117
Net intangible assets acquired	5,120
Cash consideration	1,000
Total purchase price	$18,835

Prior to the end of the measurement period, if information becomes available which indicates the purchase price allocations require adjustments, we will include such adjustments in the purchase price allocation retrospectively.

Of the total estimated purchase price, we have allocated an estimate of $12.7 million to net tangible assets acquired and we have allocated $5.0 million to the core deposit intangible which is a definite lived intangible asset.  We have allocated the remaining purchase price to goodwill.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  We will evaluate goodwill annually for impairment.

2.	ACQUISITION OF MARYLAND BANKCORP, INC. (Continued)

Pro Forma Results

The following schedule includes consolidated statements of income data for the unaudited pro forma results for the periods ended June 30, 2011 and 2010 as if the MB&T acquisition had occurred as of the beginning of the periods presented.

	Six Months Ended June 30,
	2011	2010
Net interest income	$11,058	$12,950
Other non-interest revenue	842	1,735
Total revenue	11,900	14,685
Provision expense	200	200
Other non-interest expense	8,607	12,816
Income before income taxes	3,093	1,669
Income tax expense	1,145	618
Net income	$1,917	$1,034
Basic earnings per share	0.29	0.17
Diluted earnings per share	0.29	0.17

We have not included any provision for loan losses during the period for loans acquired from MB&T.  In accordance with accounting for business combinations, we included the credit losses evident in the loans in the determination of the fair value of loans at the date of acquisition and eliminated the allowance for loan losses maintained by MB&T at acquisition date.

We have presented the pro forma financial information for illustrative purposes only and it is not necessarily indicative of the financial results of the combined companies if we had actually completed the acquisition at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period.  Pro forma basic and diluted earnings per common share were calculated using Old Line Bancshares’ actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the periods presented.

3.	INVESTMENT SECURITIES

As Old Line Bank purchases securities, management determines if we should classify the securities as held to maturity, available for sale or trading.  We record the securities which management has the intent and ability to hold to maturity at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity.  We classify securities which we may sell before maturity as available for sale and carry these securities at fair value with unrealized gains and losses included in stockholders' equity on an after tax basis.  Management has not identified any investment securities as trading.   During the 2nd quarter of 2011, Old Line Bank sold $487,046 in investments that we previously classified as held to maturity.  As required, all securities held at that time and previously classified as held to maturity were reclassified as available for sale.

3.	INVESTMENT SECURITIES (Continued)

We record gains and losses on the sale of securities on the trade date and determine these gains or losses using the specific identification method.  We amortize premiums and accrete discounts using the interest method.  Presented below is a summary of the amortized cost and estimated fair value of securities.

June 30, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale
U. S. Treasury	$1,246,980	$8,395	$-	$1,255,375
U.S. government agency	23,176,100	177,493	(2,500)	23,351,093
Municipal securities	22,479,426	558,664	(375)	23,037,715
Mortgage backed	95,037,339	2,013,317	(164)	97,050,492
	$141,939,845	$2,757,869	$(3,039)	$144,694,675

December 31, 2010
Available for sale
U.S. government agency	$3,716,858	$90,881	$(3,942)	$3,803,797
Municipal securities	1,302,630	24,746	(169)	1,327,207
Mortgage backed	27,579,549	519,919	(180,677)	27,918,791
	$32,599,037	$635,546	$(184,788)	$33,049,795

Held to maturity
Municipal securities	$983,783	$11,569	$(39,568)	$955,784
Mortgage-backed	20,752,686	290,747	(33,636)	21,009,797
	$21,736,469	$302,316	$(73,204)	$21,965,581

3.	INVESTMENT SECURITIES (Continued)

As of June 30, 2011, securities with unrealized losses segregated by length of impairment were as follows:

June 30, 2011	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. government agency	$2,497,500	$(2,500)
Municipal securities	-	-
Mortgage backed	1,536,096	(164)
Total unrealized losses less than 12 months	4,033,596	(2,664)

Unrealized losses greater than 12 months
U.S. government agency	-	-
Municipal securities	200,020	(375)
Mortgage backed	-	-
Total unrealized losses greater than 12 months	200,020	(375)

Total unrealized losses
U.S. government agency	2,497,500	(2,500)
Municipal securities	200,020	(375)
Mortgage backed	1,536,096	(164)
Total unrealized losses	$4,233,616	$(3,039)

We consider all unrealized losses on securities as of June 30, 2011 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of June 30, 2011, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

Although we do not have any intent to sell specific securities, as a result of the acquisition of Maryland Bankcorp, we are currently in the process of reevaluating the investment portfolio to ensure that the securities acquired in the acquisition meet our investment criteria and provide adequate liquidity.  This may cause us to sell or reclassify securities.

In the three and six month periods ended June 30, 2010, we did not record any gains or losses from the sale of securities.  In the three and six month periods ended June 30, 2011, we recorded gross realized gains of $2,489 and $40,559 from the sale of securities.

3.	INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at June 30, 2011 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
June 30, 2011	Amortized cost	Fair value

Maturing
Within one year	$1,609,983	$1,627,146
Over one to five years	16,851,521	17,031,281
Over five to ten years	33,397,587	34,211,559
Over ten years	90,080,754	91,824,689
	$141,939,845	$144,694,675
Pledged securities	$29,056,076	$29,471,678

4.	POINTER RIDGE OFFICE INVESTMENT, LLC

In 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge.  As a result of this purchase, we own 62.5% of Pointer Ridge and consolidated their results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

Balance Sheets	June 30,	December 31,
	2011	2010

Current assets	$553,434	$758,257
Non-current assets	7,166,873	7,252,413
Liabilities	6,344,850	6,397,360
Equity	1,375,457	1,613,310

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statements of Income
Revenue	$388,811	$199,657	$389,122	$397,196
Expenses	626,664	241,904	626,975	505,684
Net income (loss)	$(237,853)	$(42,247)	$(237,853)	$(108,488)

5.	INCOME TAXES

The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse.  As a result of the acquisition of MB&T we recorded a $9.0 million deferred tax asset.  We have recorded a $1.2 million valuation allowance against deferred tax assets as management believes that it is possible that we will not realize all of the deferred tax assets.  We allocate tax expense and tax benefits to Old Line Bank and Old Line Bancshares based on their proportional share of taxable income.

6.	LOANS

Major classifications of loans are as follows:

	June 30, 2011	December 31, 2010

Real estate
Commercial	$241,143,915	$153,526,907
Construction	45,409,994	24,377,690
Residential	98,826,376	27,081,399
Commercial	101,276,989	83,523,056
Consumer	15,291,956	13,079,878
	501,949,230	301,588,930
Allowance for loan losses	(2,239,457)	(2,468,476)
Deferred loan costs, net	660,351	485,976
	$500,370,124	$299,606,430

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

6.	LOANS (Continued)

Commercial real estate lending entails significant risks.  Risks inherent in managing our commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay.  We attempt to mitigate these risks by carefully underwriting these loans.  We also generally require the personal or corporate guarantee(s) of the owners and/or occupant(s) of the property.  For loans of this type in excess of $250,000, we monitor the financial condition and operating performance of the borrower through a review of annual tax returns and updated financial statements.  In addition, we meet with the borrower and/or perform site visits as required.  Many of the loans acquired from MB&T do not comply with underwriting standards that we maintain.

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  We do have a concentration in the hospitality industry.  At June 30, 2011 and December 31, 2010, we had approximately $41.2 million and $38.5 million, respectively, of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

6.	LOANS (Continued)

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

Consumer Installment Lending

We offer various types of secured and unsecured consumer loans.  We make consumer loans for personal, family or household purposes as a convenience to our customer base.  However, these loans are not a focus of our lending activities.  As a general guideline, a consumer’s total debt service should not exceed 40% of his or her gross income.  The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington D.C. market area in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of June 30, 2011 and December 31, 2010, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

6.	LOANS (Continued)

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

As a result of the acquisition of Maryland Bankcorp, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T (acquired).  The table below presents a breakdown of the non-performing loans and accruing past due loans at June 30, 2011 and December 31, 2010, respectively.

Non-Accrual and Past Due Loans
(Dollars in thousands)
June 30, 2011

	Legacy			Acquired

	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-	8	$3,190	$1,013
Construction	1	1,169	157	3	500	294
Residential		-	-	7	1,028	111
Commercial		-	-	4	636	33
Consumer		-	-	-	-	-
Total non-performing loans	1	$1,169	$157	22	$5,354	$1,451

Accruing past due loans:
30-89 days past due	4	$5,242		31	$2,431
90 or more days past due		-		1	42
Total accruing past due loans	4	$5,242		32	$2,473

6.	LOANS (Continued)

Non-Accrual and Past Due Loans
(Dollars in thousands)
December 31, 2010

Legacy

	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-
Construction	2	2,427	315
Residential		-	-
Commercial		-	-
Consumer	1	284	4
Total non-performing loans	3	$2,711	$319

Accruing past due loans:
30-89 days past due	-	$-
90 or more days past due	-	-
Total accruing past due loans	-	$-

Non-accrual legacy loans

There was one non-accrual legacy loan at June 30, 2011 that had a balance of $1,169,377 and is a residential land acquisition and development loan secured by real estate and described below.  At June 30, 2011, the non-accrued interest on this loan was $156,721, none of which was included in interest income.  The borrower and guarantor on this loan have filed bankruptcy.  During the 1st quarter of 2011, we charged $446,980 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337.  We have an additional $65,000 of the allowance for loan losses specifically allocated to this loan.  We have identified a potential buyer for this note who has agreed to purchase it at a price slightly lower than the current carrying value and are awaiting ratification of this purchase from the bankruptcy court.

At December 31, 2010, we had three legacy loans totaling $2,710,619 past due and classified as non-accrual.  The first loan in the amount of $810,291 is the same loan that we previously reported in our December 31, 2008 and December 31, 2009 financial statements.  The borrower on this loan filed for bankruptcy protection in November 2007.  A commercial real estate property secures this loan.  The loan to value at inception of this loan was 80%.  A recent appraisal on the property indicates that the collateral is sufficient for full repayment and we have not designated a specific allowance for this non-accrual loan.  At December 31, 2010, we had obtained a “lift stay” on the property and were awaiting ratification of foreclosure.  We received this ratification in January 2011 and transferred this property to other real estate owned during the 1st quarter of 2011.  At December 31, 2010, the non-accrued interest on this loan was $212,934.

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

6.	LOANS (Continued)

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

Acquired impaired loans

Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  In determining the estimated fair value of these loans, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between the contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase to the provision for the allowance for loan losses.  Subsequent collection of payments on these loans will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest income.  As a result of collection of payments, for the period ended June 30, 2011, we recorded $542,482 in interest income.

Non-accrual acquired loans

At June 30, 2011, we had 28 non-accrual acquired loans to 22 borrowers totaling $5,354,441.  As outlined above, at acquisition, we marked these loans to fair value and carry no related allowance for loan losses.

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

6.	LOANS (Continued)

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

o
Risk rating 4  (Pass/Watch) loans exhibit all the characteristics of a loan graded as a “3” with the exception that there is a greater than normal concern that an external factor may impact the viability of the borrower at some later date; or that the Bank is uncertain because of the lack of financial information available.  We will generally grant this risk rating to credits that require additional monitoring such as construction loans, SBA loans and other loans deemed in need of additional monitoring.

o
Risk rating 5 (Special Mention) is assigned to loans in need of close monitoring.  These are defined as classified assets.  Loans generally in this category may have either inadequate information, lack sufficient cash flow or some other problem that requires close scrutiny.  The current worth and debt service capacity of the borrower or of any pledged collateral are insufficient to ensure repayment of the loan.  These risk ratings may also apply to an improving credit previously criticized but some risk factors remain.  All loans in this classification or below should have an action plan.

o
Risk rating 6 (Substandard) is assigned to loans where there is insufficient debt service capacity.  These obligations, even if appropriately protected by collateral value, have well defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have clearly jeopardized repayment of principal and interest as originally intended.  There is also the possibility that Old Line Bank will sustain some future loss if the weaknesses are not corrected.  Clear loss potential, however, does not have to exist in any individual loan we may classify as substandard.

6.	LOANS (Continued)

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

The following table outlines the allocation of allowance for loan losses by risk rating.

	June 30, 2011		December 31, 2010
	Account Balance	Allocation of Allowance for Loan Losses	Account Balance	Allocation of Allowance for Loan Losses
Risk Rating
Pass (1-4)	$479,274,337	$1,690,014	$281,901,972	$1,529,356
Special Mention (5)	7,748,758	206,256	13,777,303	489,120
Substandard (6)	14,926,135	343,187	5,909,655	450,000
Doubtful (7)	-	-	-	-
Loss (8)	-	-	-	-
Total	$501,949,230	$2,239,457	$301,588,930	$2,468,476

6.	LOANS (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the periods ended June 30, 2011 and December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	245,104	(84,663)	50,781	(11,222)	200,000
Recoveries	1,121	47,243	-	24,043	72,407
	1,994,347	379,778	345,504	21,254	2,740,883
Loans charged off	(446,980)	-	(47,261)	(7,185)	(501,426)
Ending Balance	$1,547,367	$379,778	$298,243	$14,069	$2,239,457

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$65,000	$-	$-	$-	$65,000
Loans collectively evaluated for impairment	1,482,367	379,778	298,243	14,069	2,174,457
Ending balance	$1,547,367	$379,778	$298,243	$14,069	$2,239,457

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716
Provision for loan losses	857,818	9,495	213,306	1,381	1,082,000
Recoveries	3,650	-	-	927	4,577
	2,706,594	554,349	294,723	12,627	3,568,293
Loans charged off	(958,472)	(137,151)	-	(4,194)	(1,099,817)
Ending Balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$450,000	$-	$-	$-	$450,000
Loans collectively evaluated for impairment	1,298,122	417,198	294,723	8,433	2,018,476
Ending balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

6.	LOANS (Continued)

Our recorded investment in loans as of June 30, 2011 and December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

June 30, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,169,337	$-	$-	$-	1,169,337
Loans individually evaluated for impairment without specific reserve	1,450,112	1,954,315	-	-	3,404,427
Loans collectively evaluated for impairment	382,760,836	99,322,674	10,376,943	4,915,013	497,375,466
Ending balance	$385,380,285	$101,276,989	$10,376,943	$4,915,013	$501,949,230

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,616,317	$-	$-	$-	1,616,317
Loans individually evaluated for impairment without specific reserve	2,273,029	2,020,309	-	-	4,293,338
Loans collectively evaluated for impairment	201,096,650	81,502,747	11,621,392	1,458,486	295,679,275
Ending balance	$204,985,996	$83,523,056	$11,621,392	$1,458,486	$301,588,930

7.	EARNINGS PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average number of shares	6,809,594	3,880,005	5,625,689	3,876,789
Dilutive average number of shares	31,941	20,595	32,086	17,300

8.	STOCK BASED COMPENSATION

We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  We recognize compensation expense related to stock based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award.  For the six months ended June 30, 2011 and 2010, we recorded stock-based compensation expense of $74,816 and $66,252, respectively. For the three months ended June 30, 2011 and 2010, we recorded stock-based compensation expense of $31,302 and $25,982, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the six months ended June 30, 2011, we recognized a $15,097 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options.  There were no non-qualified options included in the expense calculation for the three months ended June 30, 2011 and 2010 or the six months ended June 30, 2010.

We have two equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the equity incentive plans.  As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years.  We recognize the compensation expense associated with these grants over their respective vesting periods.  At June 30, 2011, there was $138,430 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.5 years.  As of June 30, 2011, there were 258,028 shares remaining available for future issuance under the equity incentive plans.  Directors and officers did not exercise any options during the six month period ended June 30, 2011 or 2010.

A summary of the stock option activity during the six month period follows:

	June 30,
	2011		2010
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	310,151	$8.60	299,270	$8.50
Options granted	23,280	7.82	22,581	7.13
Options forfeited	-	-	-	-
Outstanding, end of period	333,431	$8.54	321,851	$8.41

8.	STOCK BASED COMPENSATION (Continued)

Information related to options as of June 30, 2011 follows:

	Outstanding options			Exercisable options
Exercise price	Number of shares at June 30, 2011	Weighted average remaining term	Weighted average exercise price	Number of shares at June 30, 2011	Weighted average exercise price
$4.39-$5.00	18,000	1.06	$4.69	18,000	$4.69
$5.01-$7.64	85,231	7.84	6.52	77,704	6.46
$7.65-$8.65	60,580	7.74	7.78	46,144	7.76
$8.66-$10.00	46,620	3.14	9.74	46,620	9.74
$10.01-$11.31	123,000	4.81	10.43	121,000	10.42
	333,431	5.68	$8.54	309,468	$8.60

Intrinsic value of outstanding options		$261,414
Intrinsic value of exercisable options		$243,921

During the six months ended June 30, 2011 and 2010, we granted 8,786 and 17,641 restricted common stock awards, respectively.  We did not grant any restricted common stock awards during the three month periods ended June 30, 2011 or 2010.  The following table provides a summary of the restricted stock awards during the six month periods and their vesting schedule.

	June 30,		June 30,
	2011		2010
		Weighted		Weighted
	Number of shares	average grant date fair value	Number of shares	average grant date fair value
Outstanding, beginning of period	17,641	$7.13	-	$-
Restricted stock granted	8,786	7.82	17,641	7.13
Restricted stock vested	8,279	7.13	-	-
Restricted stock forfeited	-	-	-	-
Outstanding, end of period	18,148	$7.46	17,641	$-

Vested, end of period	59,029	-	-	-

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$152,080		$132,484
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$69,378		$-

9.	RETIREMENT AND PENSION PLANS

Eligible employees, including those who joined us as part of the MB&T acquisition, participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of eligible employee compensation.  Our contributions to the plan, included in employee benefit expenses, for the six months ended June 30, 2011 and 2010 were $134,931 and $78,950 respectively. Old line Bank’s contribution to the plan for the three months ended June 30, 2011 and 2010 were $93,342 and $41,280, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits.  We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates.  Old Line Bank’s expenses for the SERPs for the six month periods ended June 30, 2011 and 2010 were $92,740 and $102,676, respectively. The SERP expense for the three month periods ended June 30, 2011 and 2010 were $54,135 and $58,728, respectively.  The SERPs are non-qualified defined benefit pension plans that we have not funded.  MB&T also offered SERP to selected officers and we have assumed that liability at acquisition and all subsequent expenses.

MB&T had an employee pension plan that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date.  The funded status of this plan at acquisition date was $1,315,642 and we recorded this amount as an asset on our balance sheet on the acquisition date.  We also recorded the loss on plan investments of $730,215 in accumulated comprehensive income.  We have notified all participants in the plan that we will terminate this plan.  Until determination of the plan asset values on the termination date, we are unable to predict any income or loss that may occur as a result of the termination.  However, we do not expect to incur any significant expenses with the termination of the plan.

10.	FAIR VALUE MEASUREMENTS

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

We value investment securities classified as available for sale at fair value on a recurring basis.  We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2.  At June 30, 2011, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale	$144,695	$23,073	$121,622	$-

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

10.	FAIR VALUE MEASUREMENTS

comprehensively revalued the fair value amounts since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the above presented amounts.

We also measure certain non-financial assets such as other real estate owned and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.  As of June 30, 2011 and December 31, 2010, we estimated the fair value of foreclosed assets using Level 2 inputs to be $3,947,340 and $1,153,039, respectively.  We obtained these Level 2 inputs from appraisals of the real estate that we obtained from an outside third party during the preceding twelve months.  The following outlines the transactions in other real estate owned during the period (000’s).

Other Real Estate Owned
Beginning balance	$1,153,039
Acquired from MB&T	1,974,450
Transferred in	825,290
Payment received	(5,439)
Total end of period	$3,947,340

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

10.	FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Time deposits	$-	$-	$297,000	$297,482
Investment securities	144,694,675	144,694,675	54,786,264	55,015,376
Loans	500,370,124	534,480,647	299,606,430	301,862,245

Financial liabilities
Interest bearing deposits	486,450,237	488,613,945	$273,032,442	$274,003,958
Short term borrowings	26,153,000	26,153,000	5,669,332	5,669,332
Long term borrowings	16,328,337	16,882,470	16,371,947	10,618,094

We measure certain financial assets and financial liabilities at fair value on a non-recurring basis.  These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.  We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2011 or year ended December 31, 2010.

11.	ACCOUNTING STANDARDS UPDATES

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

11.	ACCOUNTING STANDARDS UPDATES (Continued)

assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010.  See Notes 2 Acquisition of Maryland Bankcorp, Inc. and 10-Fair Value Measurements.

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

ASU No. 2010-20 “Receivables (Topic 310)-Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systemic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a carry forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-2 became effective for financial statements as of December 31, 2010 as it relates to disclosures required as of the end of the reporting period.  Disclosures that relate to activity during a reporting period are required for financial statements that include periods beginning on or after January 1, 2011 and did not have a material impact on our consolidated results of operations or financial position.

ASU No. 2010-28 “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)” modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating impairment may exist.  This update became effective for the interim and annual reporting periods beginning after December 15, 2010 and did not have a material impact on our consolidated results of operations or financial position.

11.	ACCOUNTING STANDARDS UPDATES (Continued)

ASU No. 2010-29 “Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations” contains amendments that specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands supplemental pro forma disclosures under Topic 350 to include a description of the nature and amount of material, non-recurring  pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings.  ASU 2010-29 became effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  See Note 2 for the impact on our consolidated financial statements or results of operations.

ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” amends ASC 310-40, Troubled Debt Restructurings by Creditors”.  The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist; the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments clarify the guidance on these points and give examples of both conditions.  This update became effective for interim or annual reporting periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  Adoption of this amendment did not have a material impact on our consolidated results of operations or financial position.

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $860,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 50% of this building for our main office and operate a branch of Old Line Bank from this address.

Summary of Recent Performance and Other Activities

In a continually challenging economic environment, we are pleased to report continued profitability for the second quarter of 2011.  Net income available to common stockholders was $1.2 million or $0.17 per basic and diluted common share for the three month period ending June 30, 2011.  This was $652,848 or 123.21% higher than the same period in 2010. Net income available to common stockholders was $1.7 million or $0.30 per basic and diluted common share for the six month period ending June 30, 2011.  This was $710,996 or 71.48% higher than net income available to common stockholders of $994,631 or $0.26 per basic and diluted common share for the same period in 2010.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T).  This acquisition created the sixth-largest independent commercial bank based in Maryland, with assets of more than $750 million and with 19 full service branches serving five counties.  Teams from both institutions have worked, diligently to join the two organizations.

The following highlights certain financial data and events that have occurred during 2011:

•	On September 1, 2010, we announced that we had executed a merger agreement that provided for the acquisition of Maryland Bankcorp, Inc. The merger became effective April 1, 2011.
•
Average total loans grew approximately $126.4 million or 46.07% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily as a result of our acquisition of Maryland Bankcorp.

•
Average non-interest bearing deposits grew $68.6 million (138.44%) for the six months ended June 30, 2011 relative to the same period in 2010, primarily as a result of our acquisition of Maryland Bankcorp.

•
At June 30, 2011, we had one legacy loan (i.e. a loan in our portfolio prior to the acquisition of Maryland Bankcorp) on non-accrual status in the amount of $1.2 million and 28 acquired loans (loans acquired from MB&T pursuant to the merger) totaling $5.4 million.

•
At second quarter end, we had four other legacy loans past due between 30 and 89 days in the amount of approximately $5.2 million.  Subsequent to quarter end, we received the payments due from all of these borrowers.

•
At June 30, 2011, we had 31 acquired loans totaling $2.5 million past due between 30 and 89 days in the amount of approximately $2.4 million and one loan in the amount of approximately $42,000 greater than 90 days past due.

•	We ended the second quarter with a book value of $9.30 per common share and a tangible book value of $8.57 per common share.
•	We maintained liquidity and by all regulatory measures remained “well capitalized”.
•	We decreased the provision for loan losses by $40,000 compared to the first six months of 2010.
•	We recorded $467,724 of non-recurring merger and integration expenses.
•	We recorded $122,350 for the recognition of a permanent impairment on equity securities.
•	We recognized a loss on our investment in Pointer Ridge of approximately $148,000.

On April 1, 2011, all MB&T branches were rebranded as Old Line Bank branches and all data processing and accounting systems were consolidated.  As discussed below, during the second quarter of 2011, we also substantially completed the assessment and recordation on our financial statements of MB&T’s assets and liabilities at fair value as required by current accounting guidance.  With the exception of the closing of one MB&T branch, which MB&T had previously designated for closure, we have also retained, and expect to continue to retain, all of MB&T’s branches, and the branch personnel with severance of employees occurring only at MB&T’s operations, accounting and executive offices.  We are pleased to have the remaining MB&T personnel as part of the Old Line Bank team and anticipate that they will be a significant contributor to our success.

Pursuant to the merger agreement, the stockholders of Maryland Bankcorp received approximately 2.1 million shares of Old Line Bancshares common stock and the aggregate cash consideration paid to holders of Maryland Bankcorp stockholders was $1.0 million.  The total merger consideration was $18.8 million.  Included in Note 2 to the consolidated financial statements is additional discussion about the MB&T acquisition.

In accordance with accounting for business combinations, we have recorded the acquired assets and liabilities at their estimated fair value on April 1, 2011, the acquisition date.  At April 1, 2011, the determination of the fair value of the loans caused an approximately $24.3 million write down in the value of certain loans and other real estate owned, that we assigned to an accretable or non-accretable balance.  We will recognize the $2.0 million accretable balance as interest income over the remaining term of the loans.  We will recognize the $22.3 million non-accretable balance as the borrowers repay the loans or we sell the other real estate owned.  These decreases to the loan portfolio were offset by an approximately $3.1 million fair value adjustment based on current interest rates of similar loans that we will recognize over the remaining life of the loans.  The accretion of these adjustments favorably impacted our net interest income by approximately $393,000 in the three and six months ended June 30, 2011.  We based the determination of fair value on cash flow expectations and/or collateral values.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  Change in our cash flow expectations could impact net interest income after provision for loan losses.  We will recognize any decline in expected cash flows as impairment and record a provision expense during the period.  We will recognize any improvement in expected cash flows, as an adjustment to interest income.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible (the premium paid to acquire MB&T’s core deposits over the value of such deposits) of $4.8 million.  The amortization of this intangible asset decreased net interest income by $194,675.

The following summarizes the highlights of our financial performance for the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)

	2011	2010	$ Change	% Change

Net income available to common stockholders	$1,183	$530	$653	123.21%
Interest revenue	8,874	4,574	4,300	94.01
Interest expense	1,403	1,281	122	9.52
Net interest income after provision for loan losses	7,421	3,123	4,298	137.62
Non-interest revenue	517	271	246	90.77
Non-interest expense	6,165	2,610	3,555	136.21
Average total loans	498,550	279,843	218,707	78.15
Average interest earning assets	656,173	356,899	299,274	83.85
Average total interest bearing deposits	475,658	256,971	218,687	85.10
Average non-interest bearing deposits	174,055	52,343	121,712	232.53
Net interest margin (1)	4.66%	3.75%
Return on average equity	7.47%	5.88%
Basic earnings per common share	$0.17	$0.14	$0.03	21.43
Diluted earnings per common share	0.17	0.14	0.03	21.43

 (1) See “Reconciliation of Non-GAAP Measures”

The following summarizes the highlights of our financial performance for the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Six months ended June 30,
	(Dollars in thousands)

	2011	2010	$ Change	% Change

Net income available to common stockholders	$1,706	$995	$711	71.46%
Interest revenue	13,522	8,964	4,558	50.85
Interest expense	2,463	2,529	(66)	(2.61)
Net interest income after provision for loan losses	10,858	6,195	4,663	75.27
Non-interest revenue	842	564	278	49.29
Non-interest expense	9,093	5,305	3,788	71.40
Average total loans	400,620	274,267	126,353	46.07
Average interest earning assets	512,446	345,319	167,127	48.40
Average total interest bearing deposits	376,931	249,966	126,965	50.79
Average non-interest bearing deposits	118,095	49,571	68,524	138.23
Net interest margin (1)	4.43%	3.80%
Return on average equity	6.57%	5.58%
Basic earnings per common share	$0.30	$0.26	$0.04	15.38
Diluted earnings per common share	0.30	0.26	0.04	15.38

(1) See “Reconciliation of Non-GAAP Measures”

Growth Strategy

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include collecting payment on non-accrual and past due loans, profitably disposing of other real estate owned,  enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded in Prince George’s County and Anne Arundel County, Maryland and the recent acquisition of Maryland Bankcorp has expanded our operations into St. Mary’s and Calvert Counties, Maryland.

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

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank east of Washington D.C.  While we remain uncertain whether the economy will recover or that the high unemployment rate and soaring national debt will not dampen any possibility of recovery, it appears the economy may reach sustainable, but somewhat anemic, recovery during 2011.  We continue to remain cautiously optimistic that we have identified any problem assets and the remaining borrowers will continue to stay current on their loans.  Now that we have substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy as we have with the Maryland Bankcorp acquisition.

We anticipate that as a result of this acquisition that salaries and benefits expenses and other operating expenses will increase in 2011.  We anticipate that, over time, income generated from the branches acquired in the merger, the new loan officers that joined us with the acquisition, and our expanded market area will offset any corresponding increases in expenses. We believe with our 19 branches, including the recent addition of Maryland Bankcorp’s nine branches and staff, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

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

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net interest income after provision for loan losses for the three months ended June 30, 2011 increased $4.3 million or 138.71% to $7.4 million from $3.1 million for the same period in 2010.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities, an improvement in interest rates earned on interest earning assets and a decline in interest paid on interest bearing liabilities.  The acquisition of MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Changes in the federal funds rate and the prime rate impact the interest rates on interest earning assets, net interest income and net interest margin.  During the entire year of 2010 and the second quarter of 2011, the prime interest rate remained at 3.25% and the intended federal funds rate remained relatively constant at zero to 0.25%.  These rates have remained at historically low levels for a sustained period of time.  During 2010 and 2011, when investments and loans matured, they were reinvested in lower yielding securities and loans.  Although these lower yields have negatively impacted net interest income in 2011, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also contributed to the improvement in the net interest margin.

We offset the effect on net income caused by these declines primarily by growing total average interest earning assets $299.3 million or 83.86% to $656.2 million for the three months ended June 30, 2011 from $356.9 million for the three months ended June 30, 2010.   The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities.  Average interest bearing deposits, which increased to $475.7 million for the three months ended June 30, 2011 from $257.0 million for the three months ended June 30, 2010, was the primary cause of the growth in interest bearing liabilities.  The growth in average interest earning assets and interest bearing deposits was primarily a result of the acquisition of MB&T.  A $21.7 million decrease in average borrowed funds decreased the total growth in interest bearing liabilities.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the MB&T acquisition and growth generated from our legacy branch network, our average non-interest bearing deposits increased $121.8 million to $174.1 million.  This was also a significant contributor to the improvement in the net interest margin.

Our net interest margin was 4.66% for the three months ended June 30, 2011 as compared to 3.75% for the three months ended June 30, 2010.  The yield on average interest earning assets increased 33 basis points during the period from 5.19% for the quarter ended June 30, 2010 to 5.52% for the quarter ended June 30, 2011.   This increase was primarily because of the addition of the MB&T loan and investment portfolios and our transfer of funds from interest bearing deposits to higher yielding investment securities and loans.

The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended June 30, 2011 and 2010, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended June 30,	2011			2010
	Average balance	Interest	Yield	Average balance	Interest	Yield
Assets:
Federal funds sold (1)	$6,137,889	$2,334	0.15%	$1,918,232	$1,543	0.32%
Interest bearing deposits	16,462,614	12,630	0.31	23,062,192	54,777	0.95
Investment securities (1)(2)
U.S. treasury	1,294,926	2,550	0.79	-	-
U.S. government agency	17,674,241	98,901	2.24	6,574,597	38,225	2.33
Mortgage backed securities	92,164,958	762,080	3.32	42,901,651	398,261	3.72
Municipal securities	22,702,829	337,728	5.97	2,456,788	30,512	4.98
Other	3,362,251	37,772	4.51	2,724,246	16,869	2.48
Total investment securities	137,199,205	1,239,031	3.62	54,657,282	483,867	3.55
Loans: (1) (3)
Commercial	103,848,651	1,449,325	5.60	76,703,160	1,049,082	5.49
Mortgage	378,129,053	6,075,435	6.44	188,752,588	2,826,331	6.01
Consumer	16,572,381	246,873	5.98	14,387,378	198,188	5.53
Total loans	498,550,085	7,771,633	6.25	279,843,126	4,073,601	5.84
Allowance for loan losses	2,177,287	-		2,581,336	-
Total loans, net of allowance	496,372,798	7,771,633	6.28	277,261,790	4,073,601	5.89
Total interest earning assets(1)	656,172,506	9,025,628	5.52	356,899,496	4,613,788	5.19
Non-interest bearing cash	30,891,654			7,758,921
Premises and equipment	21,286,980			17,231,394
Other assets	37,491,609			12,408,417
Total assets	$745,842,749			$394,298,228
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$61,259,947	49,879	0.33	$7,985,806	7,154	0.36
Money market and NOW	109,431,051	155,937	0.57	49,497,248	106,738	0.86
Other time deposits	304,966,798	985,896	1.30	199,487,652	885,544	1.78
Total interest bearing deposits	475,657,796	1,191,712	1.01	256,970,706	999,436	1.56
Borrowed funds	25,080,250	211,086	3.38	46,772,435	281,189	2.41
Total interest bearing liabilities	500,738,046	1,402,798	1.12	303,743,141	1,280,625	1.69
Non-interest bearing deposits	174,054,937			52,343,095
	674,792,983			356,086,236
Other liabilities	6,991,978			1,405,463
Non-controlling interest	538,021			651,675
Stockholders' equity	63,519,767			36,154,854
Total liabilities and stockholders' equity	$745,842,749			$394,298,228
Net interest spread (1)			4.40			3.50
Net interest income and Net interest margin (1)		$7,622,830	4.66%		$3,333,163	3.75%

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

(2)	Available for sale investment securities are presented at amortized cost.
(3)	Average non-accruing loans for the three month periods ended June 30, 2011 and 2010 were $6,523,337 and $1,823,445, respectively.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net interest income after provision for loan losses for the six months ended June 30, 2011 increased $4.7 million or 75.81% to $10.9 million from $6.2 million for the same period in 2010. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities, an improvement in interest rates earned on interest earning assets and a decline in interest paid on interest bearing liabilities.  The acquisition of MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Although a competitive rate environment and a low prime rate have caused lower market yields that have negatively impacted net interest income in 2011, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also contributed to the improvement in the net interest margin.

We offset the effect on net income caused by the low rate environment primarily by growing total average interest earning assets $167.1 million or 48.39% to $512.4 million for the six months ended June 30, 2011 from $345.3 million for the six months ended June 30, 2010.   The growth in average interest earning assets derived from a $126.3 million increase in average total loans and a $50.7 million increase in average investment securities.  The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities. The growth in average interest bearing liabilities resulted primarily from the $126.9 million increase in average interest bearing deposits which increased to $376.9 million for the six months ended June 30, 2011 from $250.0 million for the six months ended June 30, 2010.  A $21.3 million decrease in average borrowed funds decreased the total growth in interest bearing liabilities.

Our net interest margin was 4.43% for the six months ended June 30, 2011 as compared to 3.80% for the six months ended June 30, 2010.  The yield on average interest earning assets increased 12 basis points during the period from 5.28% for the quarter ended June 30, 2010 to 5.40% for the quarter ended June 30, 2011.   This increase was primarily because we received a higher average rate on the loan portfolio and paid a 48 basis point lower rate on interest bearing liabilities.

Non-interest bearing deposits are a primary source of funding for our investment and loan portfolios.  These deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the MB&T acquisition and growth generated from our legacy branch network, our average non-interest bearing deposits increased $68.5 million to $118.1 million.  This was also a significant contributor to the improvement in the net interest margin.

With the new branches acquired in the MB&T acquisition and increased recognition in the St. Mary’s, Calvert, Charles, Prince George’s and Anne Arundel County markets, the high level of non-interest bearing deposits and continued growth in these and interest bearing deposits, we anticipate that we will continue to grow earning assets during 2011.  If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during the remainder of 2011.  We also believe that we will continue to improve the net interest margin during the remainder of 2011.   As a result of this growth and expected continued improvement in the net interest margin, we expect that net interest income will continue to increase during the remainder of 2011, although there can be no guarantee that this will be the case.

One of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) permits depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  Although, we have not yet determined the ultimate impact of this legislation on our operations, we expect that interest costs associated with deposits will increase.

The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the six months ended June 30, 2011 and 2010, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Six Months Ended June 30,	2011			2010
	Average balance	Interest	Yield	Average balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,754,900	$4,165	0.18%	$1,833,761	$2,186	0.24%
Interest bearing deposits	12,077,781	19,639	0.33	25,132,416	121,331	0.97
Investment securities(1)(2)
U.S. treasury	651,040	2,550	0.79	-	-	-
U.S. government agency	10,720,455	126,524	2.38	6,829,438	95,925	2.83
Mortgage backed securities	70,430,585	1,141,498	3.27	34,609,141	673,477	3.92
Municipal securities	12,550,809	367,102	5.90	2,405,977	58,795	4.93
Other	2,965,458	55,995	3.81	2,778,649	37,296	2.71
Total investment securities	97,318,347	1,693,669	3.51	46,623,205	865,493	3.74
Loans: (1) (3)
Commercial	93,579,122	2,469,046	5.32	74,859,465	2,063,975	5.56
Mortgage	292,268,896	9,119,269	6.29	184,842,489	5,592,113	6.10
Consumer	14,772,119	406,453	5.55	14,565,119	398,535	5.52
Total loans	400,620,137	11,994,768	6.04	274,267,073	8,054,623	5.92
Allowance for loan losses	2,324,803	-		2,537,102	-
Total loans, net of allowance	398,295,334	11,994,768	6.07	271,729,971	8,054,623	5.98
Total interest earning assets(1)	512,446,362	13,712,241	5.40	345,319,353	9,043,633	5.28
Non-interest bearing cash	19,724,565			8,734,201
Premises and equipment	19,055,881			17,260,588
Other assets	25,592,328			12,177,262
Total assets	$576,819,136			$383,491,404
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$35,403,222	55,016	0.31	$7,778,853	13,839	0.36
Money market and NOW	92,236,649	305,432	0.67	46,274,327	190,004	0.83
Other time deposits	249,290,770	1,707,240	1.38	195,913,240	1,770,522	1.82
Total interest bearing deposits	376,930,641	2,067,688	1.11	249,966,420	1,974,365	1.59
Borrowed funds	24,497,365	395,709	3.26	45,837,128	554,733	2.44
Total interest bearing liabilities	401,428,006	2,463,397	1.24	295,803,548	2,529,098	1.72
Non-interest bearing deposits	118,094,756			49,570,865
	519,522,762			345,374,413
Other liabilities	4,343,325			1,506,457
Non-controlling interest	567,704			662,462
Stockholders' equity	52,385,345			35,948,072
Total liabilities and stockholders' equity	$576,819,136			$383,491,404
Net interest spread(1)			4.16			3.56
Net interest income and Net interest margin(1)		$11,248,844	4.43%		$6,514,535	3.80%

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

(2)	Available for sale investment securities are presented at amortized cost.
(3)	Average non-accruing loans for the six month periods ended June 30, 2011 and 2010 were $1,965,300 and $1,823,445, respectively.

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months Ended June 30,
	2011 compared to 2010
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$791	$(2,940)	$3,731
Time deposits in other banks	(42,147)	(38,129)	(4,018)
Investment Securities(1)
U.S. treasury	2,550	-	2,550
U.S. government agency	60,676	(5,601)	66,277
Mortgage backed securities	363,819	(152,170)	515,989
Municipal securities	307,216	26,979	280,237
Other	20,903	19,504	1,399
Loans:(1)
Commercial	400,243	75,149	325,094
Mortgage	3,249,104	734,146	2,514,958
Consumer	48,685	33,231	15,454
Total interest revenue (1)	4,411,840	690,169	3,721,671

Interest bearing liabilities
Savings	42,725	(2,738)	45,463
Money market and NOW	49,199	(110,735)	159,934
Other time deposits	100,352	(562,996)	663,348
Borrowed funds	(70,103)	147,947	(218,050)
Total interest expense	122,173	(528,522)	650,695

Net interest income(1)	$4,289,667	$1,218,691	$3,070,976

(1)
Interest revenue is presented on a fully taxable equivalent (FTE) basis.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

	Six months Ended June 30,
	2011 compared to 2010
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$1,979	$(1,253)	$3,232
Time deposits in other banks	(101,692)	(73,244)	(28,448)
Investment Securities(1)
U.S. treasury	2,550	-	2,550
U.S. government agency	30,599	(28,427)	59,026
Mortgage backed securities	468,021	(227,480)	695,501
Municipal securities	308,307	26,537	281,770
Other	18,699	17,283	1,416
Loans:(1)
Commercial	405,071	(161,605)	566,676
Mortgage	3,527,156	345,971	3,181,185
Consumer	7,918	3,498	4,420
Total interest revenue (1)	4,668,608	(98,720)	4,767,328

Interest bearing liabilities
Savings	41,177	(3,828)	45,005
Money market and NOW	115,428	(73,910)	189,338
Other time deposits	(63,282)	(659,933)	596,651
Borrowed funds	(159,024)	211,570	(370,594)
Total interest expense	(65,701)	(526,101)	460,400

Net interest income(1)	$4,734,309	$427,381	$4,306,928

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

The provision for loan losses was $50,000 for the three months ended June 30, 2011, as compared to $170,000 for the three months ended June 30, 2010, a decrease of $120,000 or 70.59%.  After completing the analysis outlined below, during the three month period ended June 30, 2011, we decreased the provision for loan losses primarily because our asset quality remained stable, we experienced minimal growth in the legacy portfolio, and we believe that recoveries of $72,407 along with the $50,000 provision were sufficient to support any inherent risk in the loan portfolio. As previously mentioned, while it remains uncertain whether the economy will continue on its path towards recovery, it appears the economy may reach a sustainable recovery during 2011 and we remain cautiously optimistic that our borrowers will continue to stay current on their loans.

The provision for the six month period was $200,000.  This represented a $40,000 or 16.67% decrease as compared to the six months ended June 30, 2010.  For the six months ended June 30, 2011, we decreased the provision for loan losses because we believe that in 2010 we specifically identified and appropriately reserved for any potential deterioration in the loan portfolio caused by the tumultuous economic climate.  We believe the economy has stabilized in 2011.  We also believe that we have appropriately identified and allocated specific reserves to previously identified borrowers that represent increased risk or potential loss.  At quarter end, we had one legacy loan in the amount of $1.2 million on non-accrual status. As outlined below, we are currently working towards resolution with this borrower and we have allocated a specific reserve for this loan to the extent we consider it probable that we will incur a loss.

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

As outlined in Footnote 6 to our financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  This was the primary reason for the decline in the allowance for loan losses to 0.45% of gross loans at June 30, 2011 from 0.82% as of December 31, 2010.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following table provides an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	Six Months Ended		Year Ended
	June 30,		December 31,
	2011	2010	2010

Balance, beginning of period	$2,468,476	$2,481,716	$2,481,716
Provision for loan losses	200,000	240,000	1,082,000

Chargeoffs:
Commercial	-	-	(137,151)
Mortgage	(446,980)	(11,733)	(958,472)
Consumer	(54,446)	(1,223)	(4,194)
Total chargeoffs	(501,426)	(12,956)	(1,099,817)
Recoveries:
Commercial	47,243	-	-
Mortgage	1,121	3,650	3,650
Consumer	24,043	519	927
Total recoveries	72,407	4,169	4,577
Net (chargeoffs) recoveries	(429,019)	(8,787)	(1,095,240)
Balance, end of period	$2,239,457	$2,712,929	$2,468,476

Ratio of allowance for loan losses to:
Total gross loans	0.45%	0.94%	0.82%
Non-accrual legacy loans	191.52%	56.71%	91.07%
Ratio of net-chargeoffs during period to
average total loans during period	0.142%	0.003%	0.384%

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses
	June 30,				December 31,
	2011		2010		2010
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Consumer & others	$13,453	0.98%	$9,736	0.57%	$8,433	0.48%
Boat	298,243	2.07	129,405	4.28	294,723	3.86
Mortgage	1,547,983	76.77	2,020,334	68.21	1,748,122	67.97
Commercial	379,778	20.18	553,454	26.94	417,198	27.69

Total	$2,239,457	100.00%	$2,712,929	100.00%	$2,468,476	100.00%

Non-interest Revenue

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Non-interest revenue totaled $517,331 for the three months ended June 30, 2011, an increase of $246,278 or 90.86% from the 2010 amount of $271,053.  Non-interest revenue for the three months ended June 30, 2011 and June 30, 2010 included fee income from service charges on deposit accounts, gains on sales of investment securities, earnings on bank owned life insurance, a loss on disposal of assets and other fees and commissions including revenues with respect to Pointer Ridge.  Non-interest revenue for the three months ended June 30, 2011 also included gains on sales of investment securities and permanent impairment on equity securities.  The primary cause of the increase in non-interest revenue was the acquisition of MB&T which was supplemented by growth in legacy bank customers and services.   The acquisition was the major contributor to the increase in service charges, earnings on bank owned life insurance and other fees and commissions.  A $122,500 impairment in an equity security owned by Old Line Bank prior to the acquisition partially offset these increases.  We charged the impairment against earnings because we believe that current market factors indicate this security is permanently impaired.  Pointer Ridge rent and other revenues declined as a result of loss of tenants in the building owned by Pointer Ridge.  The loss on disposal of assets was a result of the assets disposed of in the closure of one of the acquired MB&T branches.

The following table outlines the changes in non-interest revenue for the three month periods.

	June 30, 2011	June 30, 2010	$ Change	% Change
Service charges on deposit accounts	$396,785	$78,411	$318,374	406.03%
Gains on sales of investment securities	2,489	-	2,489
Permanent impairment on equity securities	(122,500)	-	(122,500)
Earnings on bank owned life insurance	122,350	83,985	38,365	45.68
Pointer Ridge rent and other revenue	45,785	64,729	(18,944)	(29.27)
Gain (loss) on disposal of assets	(14,155)	-	(14,155)
Other fees and commissions	86,577	43,928	42,649	97.09
Total non-interest revenue	$517,331	$271,053	$246,278	90.86%

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Non-interest revenue totaled $842,211 for the six months ended June 30, 2011, an increase of $278,269 or 49.34% from the 2010 amount of $563,942.  The primary cause of the increase in non-interest revenue was the acquisition of MB&T and growth in customer services and deposits.  The loss of tenants in the building that Pointer Ridge owns caused the decline in the rent and other revenue that we earn from Pointer Ridge.  A $122,500 impairment in an equity security owned by Old Line Bank prior to the acquisition partially offset these increases.  We charged the impairment against earnings because we believe that current market factors indicate this security is permanently impaired.  Pointer Ridge rent and other revenues declined as a result of loss of tenants in the building owned by Pointer Ridge.  The loss on disposal of assets was a result of the assets disposed of in the closure of one of the acquired MB&T branches.

The following table outlines the changes in non-interest revenue for the six month periods.

	June 30, 2011	June 30, 2010	$ Change	% Change
Service charges on deposit accounts	$479,235	$153,231	$326,004	212.75%
Gain on sales of investment securities	40,559	-	40,559
Permanent impairment on equity securities	(122,500)	-	(122,500)
Earnings on bank owned life insurance	201,388	170,108	31,280	18.39
Pointer Ridge rent and other revenue	113,940	128,699	(14,759)	(11.47)
Gain (loss) on disposal of assets	(14,155)	-	(14,155)
Other fees and commissions	143,744	111,904	31,840	28.45
Total non-interest revenue	$842,211	$563,942	$278,269	49.34%

Because of the acquisition of Maryland Bankcorp, the business development efforts of our lenders, managers and the new branches, we expect that customer relationships will continue to grow during the remainder of 2011.  We anticipate this growth will cause an increase in service charges on deposit accounts. We also expect our earnings on bank owned life insurance will increase during the remainder of 2011.

Non-interest Expense

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Non-interest expense increased $3.6 million for the three months ended June 30, 2011.  The following chart outlines the changes in non-interest expenses for the period.

	June 30, 2011	June 30, 2010	$ Change	% Change
Salaries	$2,177,222	$1,130,944	$1,046,278	92.51%
Employee benefits	796,512	317,803	478,709	150.63
Occupancy	686,987	319,051	367,936	115.32
Equipment	170,484	99,152	71,332	71.94
Data processing	233,332	105,074	128,258	122.06
Pointer Ridge other operating	209,460	88,700	120,760	136.14
FDIC insurance and State of Maryland assessments	167,312	115,553	51,759	44.79
Merger and integration	377,214	-	377,214
Core deposit premium	194,675	-	194,675
Other operating	1,152,244	433,637	718,607	165.72
Total non-interest expenses	$6,165,442	$2,609,914	$3,555,528	136.23%

Salaries, employee benefits, occupancy, equipment, data processing and other operating expenses increased primarily because of increased operating expenses resulting from the acquisition of MB&T.  As a result of the acquisition, we increased our number of employees by 86 and our branch network by nine.  Pointer Ridge other operating expense increased primarily because of the charge off of rents due from a prior tenant.  Merger and integration costs include severance costs of approximately $168,000 and attorney, accounting and other professional fees of approximately $209,000 associated with the acquisition of MB&T.  The increase in FDIC insurance and State of Maryland assessments was a result of the additional assets acquired from MB&T.  This increase was partially offset by the change in the FDIC assessment base and rate calculation as required by the Dodd-Frank Act.  The increase in the core deposit premium is the expense associated with the acquisition of MB&T’s core deposits and subsequent amortization of these assets.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Non-interest expense increased $3.8 million for the six months ended June 30, 2011.  The following chart outlines the changes in non-interest expenses for the period.

	June 30, 2011	June 30, 2010	$ Change	% Change
Salaries	$3,311,009	$2,296,359	$1,014,650	44.19%
Employee benefits	1,163,436	667,938	495,498	74.18
Occupancy	1,052,920	652,457	400,463	61.38
Equipment	264,375	206,028	58,347	28.32
Data processing	363,082	199,500	163,582	82.00
Pointer Ridge other operating	327,682	202,400	125,282	61.90
FDIC insurance and State of Maryland assessments	318,816	230,668	88,148	38.21
Merger and integration	467,274	-	467,274
Core deposit premium	194,675	-	194,675
Other operating	1,629,347	849,346	780,001	91.84
Total non-interest expenses	$9,092,616	$5,304,696	$3,787,920	71.41%

Salaries, employee benefits, occupancy, equipment, data processing and other operating expenses increased primarily because of increased operating expenses resulting from the acquisition of MB&T.  As a result of the acquisition, we increased our number of employees by 86 and our branch network by nine.  Pointer Ridge other operating expense increased primarily because of a one time increase in management fees and the charge off of rents due from a prior tenant.  Merger and integration costs include severance costs of approximately $168,000 and attorney, accounting and other professional fees of approximately $299,274 associated with the acquisition of MB&T.  The increase in FDIC insurance and State of Maryland assessments was a result of the additional assets acquired from MB&T.  This increase was partially offset by the change in the FDIC assessment base and rate calculation as required by the Dodd-Frank Act.  The core deposit premium is the expense associated with the acquisition of MB&T’s core deposits and subsequent amortization of these assets.

For the remainder of 2011, we anticipate non-interest expenses will exceed last year’s expenses. During the remainder of 2011, we will continue to incur increased salary, benefits, occupancy, equipment and data processing expenses related to increased operational expenses associated with the merger of Maryland Bankcorp.  We have continued to focus our efforts on reducing the operating expenses and anticipate that we will experience a reduction in these expenses from those reported for the three months ended June 30, 2011.  We expect that we may have additional severance expenses during the remainder of 2011 as we continue to assess the staffing requirements of the combined organization.

Income Taxes

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Income tax expense was $656,357 (37.02% of pre-tax income) for the three months ended June 30, 2011 as compared to $270,063 (34.43% of pre-tax income) for the same period in 2010.   Approximately $140,000 of the merger and integration expense is non-deductible for tax purposes and was the primary cause of the increase in the tax rate.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Income tax expense was $991,600 (38.02% of pre-tax income) for the six months ended June 30, 2011 as compared to $500,132 (34.40% of pre-tax income) for the same period in 2010   Approximately $140,000 of the merger and integration expense is non-deductible for tax purposes and was the primary cause of the increase in the tax rate.

Net Income Available to Common Stockholders

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net income available to common stockholders was $1.2 million or $0.17 per basic and diluted common share for the three month period ending June 30, 2011 compared to net income available to common stockholders of $530,097 or $0.14 per basic and diluted common share for the same period in 2010.  The increase in net income available to common stockholders for the 2011 period was primarily the result of a $4.3 million increase in net interest income, a $246,278 increase in non-interest revenue and a $120,000 decrease in the provision for loan losses.  These increases were partially offset by a $3.6 million increase in non-interest expense and an increase in taxes.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Net income available to common stockholders was $1.7 million or $0.30 per basic and diluted common share for the six month period ending June 30, 2011 compared to net income available to common stockholders of $994,631 or $0.26 per basic and diluted common share for the same period in 2010.  The increase in net income available to common stockholders for the 2011 period was primarily the result of a $4.7 million increase in net interest income, a $40,000 decrease in the provision for loan losses and a $278,269 increase in non-interest revenue.  These increases were partially offset by a $3.8 million increase in non-interest expense and an increase in taxes compared to the same period in 2010.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  We have prudently managed our investment portfolio to maintain liquidity and safety and we have never owned stock in Fannie Mae or Freddie Mac or any of the more complex securities available in the market.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently all of our investment securities are classified as available for sale because we sold a held to maturity security during the period and, as required by accounting guidance, we reclassified all securities classified as held to maturity to available for sale.  We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  As a result of the acquisition of Maryland Bankcorp, we are currently in the process of reevaluating the investment portfolio to ensure that the securities acquired in the acquisition meet our investment criteria and provide adequate liquidity.  There are no trading securities in the portfolio.

The investment securities at June 30, 2011 amounted to $144.7 million, an increase of $89.9 million, or 164.05%, from the December 31, 2010 amount of $54.8 million.  As outlined above, at June 30, 2011, all securities were classified as available for sale.  At December 31, 2010, this balance was $33.1 million.  At June 30, 2011, we did not hold any held to maturity securities compared to $21.7 million on December 31, 2010.

The fair value of available for sale securities included net unrealized gains of $2.8 million at June 30, 2011 (reflected as unrealized gains of $1.7 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $635,246 ($272,956 net of taxes) as of December 31, 2010.  In general, the increase in fair value was a result of the acquisition of MB&T, changes in length of time to maturity and decreasing market rates.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

While we do not intend to sell any securities, we continue to evaluate the impact of the MB&T investment securities on our earnings, interest rate sensitivity and liquidity.  As a result of this acquisition, we may continue to reposition the investments in our portfolio to ensure that we maintain an acceptable level of earnings and liquidity and that there is not any significant credit exposure that arises from the combined portfolio.  As previously mentioned, it is not our intent to sell securities.  If, however, this analysis indicates that it is prudent to sell securities, we may elect to sell securities.

As part of the acquisition of MB&T, we also acquired investments held by their pension plan.  At June 30, 2011, accumulated other comprehensive income also included a $730,215 loss associated with these investments.

Loan Portfolio

Commercial loans and loans secured by real estate comprise the majority of the loan portfolio.  Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $200.8 million or 67.02% to $500.4 million at June 30, 2011 from $299.6 million at December 31, 2010.  Commercial business loans increased by $17.8 million (21.32%), commercial real estate loans increased by $87.6 million (57.07%), residential real estate loans increased by $71.7 million (264.58%), real estate construction loans (primarily commercial real estate construction and acquisition and development) increased by $21.0 million (86.07%) and consumer loans increased by $2.2 million (16.79%) from their respective balances at December 31, 2010.  During the first six months of 2011, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period.  The acquired loans were the primary cause of growth during the period although we also experienced an approximately $10.0 million growth in the legacy portfolio.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team along with the team from MB&T will continue to focus their efforts on business development during the remainder of 2011 and continue to grow the loan portfolio.  However, the current economic climate and the challenges associated with integrating MB&T into our organization may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)
	June 30, 2011		December 31, 2010

Real Estate
Commercial	$241,144	48.04%	$153,527	50.91%
Construction	45,410	9.05	24,378	8.08
Residential	98,826	19.69	27,081	8.98
Commercial	101,277	20.18	83,523	27.69
Consumer	15,292	3.05	13,080	4.34
	501,949	100.00%	301,589	100.00%
Allowance for loan losses	(2,239)		(2,469)
Deferred loan costs, net	660		486
	$500,370		$299,606

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have only two construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

Loans With Interest Paid From Loan Advances
(Dollars in thousands)
	June 30, 2011		December 31, 2010
	# of Borrowers	(000's)	# of Borrowers	(000's)
Hotels	1	$979	1	$979
Single family acquisition & development	1	1,188	1	2,336
	2	$2,167	2	$3,315

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

As previously discussed in the provision for loan losses section of this report, at June 30, 2011, we had one legacy loan in the amount $1.2 million that was 90 days past due and was classified as non-accrual compared to three loans in the amount of $2.7 million at December 31, 2010.  At June 30, 2011, we have completed foreclosure on three properties that secured legacy loans and hold these properties in other real estate owned at a value of $1.9 million.  At June 30, 2011, we had 28 acquired non-performing loans totaling $5.4 million and other real estate owned valued at $2.0 million.  At June 30, 2011, we had four legacy loans totaling $5.2 million past due 30-89 days and 32 acquired loans fair valued at $2.5 million past due 30-89 days.

The table below outlines the transfer of loans from and to non-accrual status for the six month period:

Non-Accrual Loans June 30, 2010 (Dollars in thousands)
	# of Borrowers	Loan Balance
Beginning Balance	3	$2,711
Added to non-accrual legacy loans	-	-
Added to non-accrual acquired loans	22	5,354
Repossessed legacy loan	(1)	(237)
Charged off legacy portfolio	-	(494)
Charged off acquired portfolio	-	-
Transferred to other real estate owned legacy portfolio	(1)	(810)
Transferred to other real estate owned acquired portfolio	-	-
Ending balance non-accrual loans	23	$6,524

Non-Accrual Legacy Loans and Legacy Other Real Estate Owned

The only non-accrual legacy loan at June 30, 2011 had a balance of $1.2 million and is a residential land acquisition and development loan secured by real estate.  The non-accrued interest on this loan was $156,521 at June 30, 2011, none of which is included in interest income.  The borrower and the guarantor on this loan have filed bankruptcy.  We have received an appraisal that indicates the current value of the collateral that secures this loan is insufficient for repayment and are currently working towards obtaining a “lift stay” and foreclosure.  As previously mentioned, because we believe the collateral is insufficient to repay the original amount due on this loan of $1.6 million, we charged $446,980 to the allowance for loan losses and have an additional $65,000 of the allowance for loan losses specifically allocated to this loan.  We have identified a potential buyer for this note who has agreed to purchase it at a price slightly lower than the current carrying value and are awaiting ratification of this purchase from the bankruptcy court.

At December 31, 2010, we had three loans totaling $2.7 million past due and classified as non-accrual.  The first loan in the amount of $810,291 was the same loan that we previously reported at December 31, 2008 and 2009.  At December 31, 2010, we had obtained a “lift stay” on the property that secured the loan and were awaiting ratification of foreclosure.  We received this ratification in January 2011 and transferred this property to other real estate owned.

The second loan, in the amount of $1,616,317, is a residential acquisition and development loan secured by real estate.  As discussed above, we have charged $446,980 to the allowance for loan losses.  At December 31, 2010, we considered this loan impaired and had allocated $450,000 of the allowance for loan losses to this loan.

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

Non-Accrual Acquired Loans and Other Real Estate Owned

At June 30, 2011, we had 28 non-accrual acquired loans totaling $4.5 million to 22 borrowers.  Of these, the borrowers on 19 loans totaling $2.7 million are current according to their contractual terms and are generally making monthly payments, although not always in a timely manner.  The loans were placed on non-accrual by MB&T because of their slow payment history and/or the industry was significantly impacted by the current weaknesses in the economy. One additional loan with a carrying balance of $100,000 was paid in full in July 2011.

We have two borrowers owned by the same individual and the aggregate fair value of four loans totals $775,000. We are currently in negotiations with the individual to obtain additional collateral.  Residential land secures these loans.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

We have one borrower with one note secured by commercial real estate and the fair value of the loan is $590,694.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs, litigation costs or expenses to sell.  We are currently in negotiations with the borrower to obtain additional collateral and restructure the loan.

We have one borrower with one note secured by commercial real estate and the fair value of the loan is $300,000.  This borrower is currently in the process of exiting from bankruptcy protection.  Once the borrower has exited, we plan to foreclose. The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

We have one borrower with a loan secured by commercial real estate and the fair value of the loan is $350,000.  We are currently in negotiations with the borrower to develop a repayment plan or obtain additional collateral. The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

We have one borrower with a loan secured by commercial real estate and the fair value of the loan is $250,000.  The borrower has filed bankruptcy and has 30 days from filing to file a bankruptcy plan before we can obtain a “lift stay” on the property that secures the loan. The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

We have one borrower with two loans secured by residential real estate and the aggregate fair value of the loans is $50,000.  The borrower currently has a contract for the purchase of the properties.  Assuming this borrower proceeds to settlement on these contracts, we will receive payment in full.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

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

The table below presents a breakdown of the non-performing loans, other real estate owned and accruing past due loans at June 30, 2011.

Non-Accrual and Past Due Loans
(Dollars in thousands)
June 30, 2011
	Legacy			Acquired			Total
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued	Account Balance
Real Estate
Commercial		$-	$-	14	$3,190	$1,013	$3,190
Construction	1	1,169	157	3	500	294	1,669
Residential		-	-	7	1,028	111	1,028
Commercial		-	-	4	636	33	636
Consumer		-	-		-	-	-
Total non-performing loans	1	1,169	157	28	5,354	1,451	6,523
Other real estate owned	3	1,975		7	1,974		3,949
Total non-performing assets	4	$3,144		35	$7,328		$10,472

Non-performing assets as a percentage of total assets		0.41%			0.96%		1.38%
Non-performing loans as a percentage of gross loans		0.23%			1.07%		1.30%

Accruing past due loans:
30-89 days past due	4	$5,242		31	$2,431		$7,673
90 or more days past due		-		1	42		42
Total accruing past due loans	4	$5,242		32	$2,473		$7,715

Non-Performing Assets and Past Due Loans
Legacy
December 31, 2010

	#	Balance	Interest Not Accrued
Real Estate
Commercial	3	$1,586	$191
Construction		-	-
Residential		-	-
Commercial		-	-
Consumer		-	-
Other real estate owned		-	-
Total non-performing assets	3	$1,586	$191

Non-performing assets as a percentage of total assets		0.44%
Non-performing loans as a percentage of total gross loans		0.59%

Accruing past due loans:
30-89 days past due	2	581
90 or more days past due		-
Total accruing past due loans	2	$581

Ratio of accruing past due loans to total loans:
30-89 days past due		0.0022%
90 or more days past due		-
Total accruing past due loans		0.0022%

Bank owned life insurance

We have invested $16.4 million in life insurance policies on our executive officers, other officers of Old Line Bank, and retired officers of MB&T. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006.  During the first six months of 2011, the cash surrender value of the insurance policies increased by $7.7 million as a result of the transfer of $7.5 million at fair value from MB&T and earnings on the investments.  There are no post retirement death benefits associated with the BOLI policies.

Deposits

 We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At June 30, 2011, the deposit portfolio had grown to $647.0 million, a $306.5 million or 90.01% increase over the December 31, 2010 level of $340.5 million.  Non-interest bearing deposits increased $93.0 million during the period to $160.5 million from $67.5 million primarily due to acquisition of MB&T, as well as the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts.  Interest-bearing deposits grew $213.5 million to $486.5 million from $273.0 million.  Approximately $112.5 million of the increase in interest bearing deposits was in certificates of deposit, $34.4 million was in money market accounts and $48.9 million was in savings accounts.  The growth in these categories was the result of the acquisition of MB&T along with the expansion of existing customer relationships, the new money market accounts discussed below and new customers.

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network.  Through this deposit matching network and its certificate of deposit and money market account registry service (CDARS), we obtained the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  Generally, these deposits originate from local municipalities, homeowners’ associations or other similar type customers with whom we maintain a significant relationship.  We can also place deposits through this network without receiving matching deposits.  At June 30, 2011, we had $20.7 million in CDARS certificates of deposit and $13.4 million in CDARS money market accounts through the reciprocal deposit program compared to $21.1 million in certificates of deposit and $5.7 million in money market accounts at December 31, 2010.  We had received $37.0 million at June 30, 2011 and $31.8 million at December 31, 2010 in certificates of deposit through the CDARS network that were not reciprocal deposits.

Borrowings

Old Line Bancshares has available a $3 million unsecured line of credit. Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of June 30, 2011.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $119.9 million at June 30, 2011 and $120.9 million at December 31, 2010.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  This collateral consists of commercial and residential mortgage loans held in our portfolio.  The FHLB monitors the value of this collateral and performs audits on a regular basis.  At June 30, 2011, we have provided collateral to support up to $62.9 million of borrowings.  Of this, we had borrowed $10.0 million at June 30, 2011 and December 31, 2010, as outlined below.  This was the maximum amount that we had borrowed during the period ended June 30, 2011.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At June 30, 2011, Old Line Bank had $8.5 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.20% and $17.6 million outstanding in secured promissory notes with an average interest rate of 0.50%.  We recorded these secured promissory notes with the acquisition of MB&T.  At December 31, 2010, Old Line Bank had $5.7 million outstanding with an average interest rate of 0.50%.

At June 30, 2011 and December 31, 2010, Old Line Bank had two advances in the amount of $5 million each, from the FHLB totaling $10 million.

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

On December 19, 2007, Old Line Bank borrowed an additional $5.0 million from the FHLB.  The interest rate on this borrowing is 3.119% and interest is payable on the 19th day of each month.  On January 22, 2008 or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance from a fixed rate to a one (1) month LIBOR based variable rate.  This borrowing matures on December 19, 2012.

The following table outlines our borrowings as of June 30, 2011 and December 31, 2010.

Borrowings
	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Short term promissory notes	$8,551,610	0.20%	$5,669,332	0.50%
Repurchase agreements	17,601,390	0.50%	-	0.00%
Total short term borrowings	26,153,000		5,669,332

FHLB advance due Dec. 2012	5,000,000	3.36%	5,000,000	3.36%
FHLB advance due Dec. 2012	5,000,000	3.12%	5,000,000	3.12%
Senior note, fixed at 6.28%	6,328,337	6.28%	6,371,947	6.28%
Total long term borrowings	16,328,337		16,371,947

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At June 30, 2011 and December 31, 2010, Pointer Ridge had borrowed $6.3 million and $6.4 million, respectively, under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.5% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On June 30, 2011, we had $48.6 million in cash and due from banks, $102,921 in interest bearing accounts, and $264,506 in federal funds sold.  As of December 31, 2010, we had $14.3 million in cash and due from banks, $109,170 in interest bearing accounts, $180,536 in federal funds sold and other overnight investments and $297,000 in time deposits in other banks.  The increase in liquidity was primarily the result of the acquisition of MB&T.

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

Capital

Our stockholders’ equity amounted to $63.3 million at June 30, 2011 and $37.1 million at December 31, 2010.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity increased during the six month period primarily because of the capital received in the acquisition of Maryland Bankcorp of $17.8 million, the $6.3 million in capital received in the private placement in January 2011, net income available to common stockholders of $1.7 million, the $74,816 adjustment for stock based compensation awards and the $665,017 after tax unrealized gain on available for sale securities.  These items were partially offset by the $344,610 common stock cash dividend.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2011 and December 31, 2010, are as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$44,252	$34,485
Real estate-undisbursed development and construction	22,314	11,512
Consumer	10,306	7,256
	$76,872	$53,253
Standby letters of credit	$8,492	$7,901

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

Commitments for real estate development and construction, which totaled $22.3 million, or 29.00% of the $76.9 million of outstanding commitments at June 30, 2011, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended June 30, 2011
	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$7,471,174	4.57%	4.30%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	121,322	0.07	0.08
Loans	30,334	0.02	0.02
Total tax equivalent adjustment	151,656	0.09	0.10
Tax equivalent interest yield	$7,622,830	4.66%	4.40%

Three months ended June 30, 2010
	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$3,293,178	3.70%	3.45%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	12,027	0.01	0.01
Loans	27,958	0.04	0.04
Total tax equivalent adjustment	39,985	0.05	0.05
Tax equivalent interest yield	$3,333,163	3.75%	3.50%

Six months ended June 30, 2011
	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$11,058,437	4.35%	4.08%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	132,804	0.06	0.06
Loans	57,603	0.02	0.02
Total tax equivalent adjustment	190,407	0.08	0.08
Tax equivalent interest yield	$11,248,844	4.43%	4.16%

Six months ended June 30, 2010
	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$6,434,834	3.75%	3.51%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	24,077	0.02	0.02
Loans	55,624	0.03	0.03
Total tax equivalent adjustment	79,701	0.05	0.05
Tax equivalent interest yield	$6,514,535	3.80%	3.56%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including anticipated increases in expenses as a result of the merger with Maryland Bankcorp, anticipated expenses in connection with termination of the MB&T employee pension plan, our expectations that income generated from the branches acquired in the merger, our new loan officers, and our expanded market area will offset corresponding increased expenses, branch retention and expansion, statements with respect to retention or severance of former MB&T personnel, statements regarding anticipated changes in revenue, expenses and income, increases in net interest income, hiring and acquisition possibilities, improving our net interest margin during the remainder of 2011, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, continued growth in customer relationships, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, losses on and our intentions with respect to our investment securities, anticipated receipt of all amounts due in connection with the sale of a foreclosed property, interest rate sensitivity, losses on off balance sheet arrangements, earnings on BOLI, expectations with respect to the outcome and impact of pending legal proceedings, payment with respect to non-accrual loans, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the businesses of Maryland Bankcorp may not be integrated into Old Line Bancshares successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized, or realized within the expected timeframe; potential disruption in our businesses, operations and customer and employee relationships as a result of the integration of Maryland Bankcorp’s business with our own; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions or a slower than anticipated recovery; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2010, Old Line Bancshares’ registration statement on Form S-4 filed on November 8, 2010 and in this report.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2011.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

At June 30, 2011, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

We have identified the following material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to us.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+.  On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long term U.S. debt.  Instruments of this nature are key assets on the balance sheets of financial institutions, including the ours.  These downgrades could adversely affect the market value of such instruments, could adversely impact our ability to obtain funding that is collateralized by affected instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available.  These ratings downgrades could result in a significant adverse impact to Old Line Bank and Old Line Bancshares, and could exacerbate the other risks to which we are subject.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        (Removed and Reserved)

Item 5.         Other Information

None

Item 6.         Exhibits

10.46	Non-Compete Agreement by and between Old Line Bancshares, Inc. and G. Thomas Daugherty dated April 11, 2011

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101 Interactive Data Files pursuant to Rule 405 of Regulation S-T.*

*Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: August 15, 2011	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date August 15, 2011	By:	/s/ Christine M. Rush
Christine M. Rush, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)