Form 10-Q
period 2011-09-30
OLD LINE BANCSHARES INC
filed 2011-11-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes        ☐       No       ☑

As of October 30, 2011, the registrant had 6,809,594 shares of common stock outstanding.

Part I.   Financial Information

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$44,591,494	$14,325,266
Interest bearing accounts	14,157	109,170
Federal funds sold	720,898	180,536
Total cash and cash equivalents	45,326,549	14,614,972
Time deposits in other banks	-	297,000
Investment securities available for sale	158,503,556	33,049,795
Investment securities held to maturity	-	21,736,469
Loans, less allowance for loan losses	515,738,796	299,606,430
Equity securities at cost	4,051,482	2,562,750
Premises and equipment	22,748,048	16,867,561
Accrued interest receivable	2,349,748	1,252,970
Prepaid income taxes	162,043	189,523
Deferred income taxes	6,353,633	265,551
Bank owned life insurance	16,298,382	8,703,175
Prepaid pension	1,315,642	-
Other real estate owned	4,126,434	1,153,039
Goodwill	141,723	-
Core deposit intangible	4,613,568	-
Other assets	4,255,685	1,610,715
Total assets	$785,985,289	$401,909,950

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$176,167,359	$67,494,744
Interest bearing	487,824,952	273,032,442
Total deposits	663,992,311	340,527,186
Short term borrowings	32,605,607	5,669,332
Long term borrowings	16,307,146	16,371,947
Accrued interest payable	392,340	434,656
Accrued pension	4,554,285	673,048
Other liabilities	1,867,752	575,031
Total liabilities	719,719,441	364,251,200

Stockholders' equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares;
issued and outstanding 6,809,594 in 2011 and 3,891,705 in 2010	68,096	38,917
Additional paid-in capital	53,421,825	29,206,617
Retained earnings	10,399,491	7,535,268
Accumulated other comprehensive income	1,898,327	272,956
Total Old Line Bancshares, Inc. stockholders' equity	65,787,739	37,053,758
Non-controlling interest	478,109	604,992
Total stockholders' equity	66,265,848	37,658,750
Total liabilities and stockholders' equity	$785,985,289	$401,909,950

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest revenue
Loans, including fees	$8,573,052	$4,260,382	$20,510,217	$12,259,381
U.S. Treasury securities	2,413	-	4,820	-
U.S. government agency securities	111,428	42,133	231,056	132,830
Mortgage backed securities	782,903	373,619	1,924,401	1,047,096
Municipal securities	221,272	19,699	464,083	60,059
Federal funds sold	994	2,656	5,159	4,842
Other	45,042	60,707	119,202	218,920
Total interest revenue	9,737,104	4,759,196	23,258,938	13,723,128
Interest expense
Deposits	1,175,773	985,950	3,243,461	2,960,315
Borrowed funds	216,756	248,292	612,465	803,025
Total interest expense	1,392,529	1,234,242	3,855,926	3,763,340
Net interest income	8,344,575	3,524,954	19,403,012	9,959,788
Provision for loan losses	800,000	200,000	1,000,000	440,000
Net interest income after provision for loan losses	7,544,575	3,324,954	18,403,012	9,519,788
Non-interest revenue
Service charges on deposit accounts	380,065	78,247	859,300	231,478
Gains on sales or calls of investment securities	72,252	-	112,811	-
Permanent impairment on equity securities	-	-	(122,500)	-
Earnings on bank owned life insurance	356,281	83,963	557,669	254,071
Gains on sales of other real estate owned	45,595		48,580
Gains (losses) on disposal of assets	8,995	-	(5,160)	-
Other fees and commissions	152,613	141,036	407,312	381,639
Total non-interest revenue	1,015,801	303,246	1,858,012	867,188
Non-interest expense
Salaries	2,248,065	1,263,368	5,559,074	3,559,727
Employee benefits	782,443	319,550	1,945,879	987,488
Occupancy	746,356	330,752	1,799,276	983,209
Equipment	170,254	105,342	434,629	311,370
Data processing	232,530	126,412	595,612	325,912
FDIC insurance and State of Maryland assessments	143,680	130,595	462,496	361,263
Merger and integration	77,880	187,125	545,154	187,125
Core deposit premium	194,674	-	389,349	-
Other operating	1,557,284	605,068	3,514,313	1,656,814
Total non-interest expense	6,153,166	3,068,212	15,245,782	8,372,908

Income before income taxes	2,407,210	559,988	5,015,242	2,014,068
Income taxes	737,405	265,299	1,729,005	765,431
Net income	1,669,805	294,689	3,286,237	1,248,637
Less: Net income (loss) attributable to the noncontrolling interest	(37,688)	(17,876)	(126,883)	(58,559)
Net income available to common stockholders	$1,707,493	$312,565	$3,413,120	$1,307,196

Basic earnings per common share	$0.25	$0.08	$0.56	$0.34
Diluted earnings per common share	$0.25	$0.08	$0.56	$0.34
Dividend per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended September 30, 2011
(Unaudited)
			Additional paid-in capital		Accumulated other comprehensive income
	Common stock			Retained earnings		Comprehensive income	Non-controlling Interest
	Shares	Par value

Balance, December 31, 2010	3,891,705	$38,917	$29,206,617	$7,535,268	$272,956		$604,992
Net income attributable to Old Line Bancshares, Inc.	-	-	-	3,413,120	-	$3,413,120	-
Unrealized gain on
securities available for sale,
net of income tax benefit of $1,534,408	-	-	-	-	1,625,371	1,625,371	-
Comprehensive income	-	-	-	-	-	$5,038,491	-
Acquisition Maryland Bankcorp, Inc.	2,132,231	21,322	17,784,355	-	-		-
Net income attributable to non-controlling interest	-	-	-	-	-		(126,883)
Stock based compensation awards	-	-	106,118	-	-		-
Restricted stock issued	8,786	88	(88)	-	-		-
Private placement-common stock	776,872	7,769	6,324,823	-	-		-
Common stock cash dividend $0.09 per share	-	-	-	(548,897)	-		-
Balance, September 30, 2011	6,809,594	$68,096	$53,421,825	$10,399,491	$1,898,327		$478,109

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
Nine Months Ended September 30,	2011	2010
Cash flows from operating activities
Interest received	$23,621,865	$13,694,364
Fees and commissions received	1,654,345	654,326
Interest paid	(3,959,024)	(3,820,867)
Cash paid to suppliers and employees	(12,842,458)	(6,924,009)
Income taxes paid	(226,596)	(1,003,071)
	8,248,132	2,600,743
Cash flows from investing activities
Cash and cash equivalents of acquired bank	41,967,182	-
Net change in time deposits in other banks	297,000	7,136,243
Purchase of investment securities
Held to maturity	-	(20,316,548)
Available for sale	(57,888,014)	(3,140,625)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	-	2,819,165
Held to maturity sold	514,079	-
Available for sale at maturity or call	11,182,450	6,940,703
Available for sale sold	17,383,871	-
Loans made, net of principal collected	(27,224,201)	(32,859,969)
Proceeds from sale of other real estate owned	77,171	-
Investment in improvements other real estate owned	(53,245)
Redemption (Purchase) of equity securities	208,952	334,299
Purchase of premises, equipment and software	(2,199,933)	(321,485)
	(15,734,688)	(39,408,217)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(28,084,844)	5,800,014
Other deposits	54,043,969	48,966,663
Increase in short term borrowings	7,542,275	(2,202,584)
Decrease in long term borrowings	(64,801)	(60,828)
Acquisition cash consideration	(1,022,161)	-
Private placement - common stock	6,332,592	-
Cash dividends paid-common stock	(548,897)	(349,200)
Distributions to minority members	-	(11,362)
	38,198,133	52,142,703

Net increase (decrease) in cash and cash equivalents	30,711,577	15,335,229

Cash and cash equivalents at beginning of period	14,614,972	11,436,587
Cash and cash equivalents at end of period	$45,326,549	$26,771,816

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2011	2010
Reconciliation of net income to net cash
provided by operating activities
Net income	$3,286,237	$1,248,637

Adjustments to reconcile net income to net
cash provided by operating activities

Depreciation and amortization	771,372	605,671
Provision for loan losses	1,000,000	440,000
Change in deferred loan fees net of costs	(196,415)	(28,589)
Gains on sales or calls of securities	(112,811)	-
Amortization of premiums and discounts	527,132	186,553
Permanent impairment on equity securities	122,500	-
Gain on other real estate owned	(48,580)
Gain on sale of fixed assets	5,160	-
Amortization of intangible	389,349	-
Deferred income taxes	243,900	(61,772)
Stock based compensation awards	106,118	92,175
Increase (decrease) in
Accrued interest payable	(103,098)	(57,527)
Income tax payable	-	(175,543)
Other liabilities	(246,024)	555,225
Decrease (increase) in
Accrued interest receivable	32,210	(186,728)
Bank owned life insurance	(90,856)	(212,862)
Prepaid pension	550,847	-
Prepaid income taxes	1,258,509	(325)
Other assets	752,582	195,828
	$8,248,132	$2,600,743

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine months ended September 30,	2011	2010

Supplemental Disclosure:
Loans transferred to other real estate owned	$1,114,290	$823,169

Fair value of assets and liabilities from acquisition:
Cash	$41,967,182	$-
Investments	71,434,005	-
Loans	190,826,040	-
Restricted stock	1,575,184	-
Premises and equipment	4,457,086	-
Accrued interest	1,128,988	-
Prepaid assets	1,231,029	-
Deferred tax	7,865,514	-
Bank owned life insurance	7,504,351
Prepaid pension costs	1,315,642	-
Other real estate owned	1,834,451	-
Core deposit intangible	5,002,917	-
Other assets	3,397,552	-
Deposits	(297,506,000)	-
Short term borrowings	(19,394,000)	-
Accrued interest payable	(60,782)	-
Accrued pension acquired	(3,330,390)	-
Other liabilities	(1,563,745)	-
Purchase price in excess of net assets acquired	$141,723	$-

The accompanying notes are an integral part of these consolidated financial statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business-Old Line Bancshares, Inc. (Old Line Bancshares) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank (Bank).  The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank.  We provide a full range of banking services to customers located in Anne Arundel, Calvert, Charles, Prince George’s, and St. Mary’s counties in Maryland and surrounding areas.

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

Subsequent Events-We evaluated subsequent events after September 30, 2011 through November 4, 2011, the date this report was available to be issued.  No significant subsequent events were identified which would affect the presentation of the financial statements.

2.	ACQUISITION OF MARYLAND BANKCORP, INC.

On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, Inc. (Maryland Bankcorp) the parent company of Maryland Bank & Trust Company, N.A. (MB&T). We converted each share of common stock of Maryland Bankcorp into the right to receive, at the holder’s election, $29.11 in cash or 3.4826 shares of Old Line Bancshares’ common stock. We paid cash for any fractional shares of Old Line Bancshares’ common stock and an aggregate cash consideration of $1.0 million.  The total merger consideration was $18.8 million.

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

Cash and cash equivalents	$41,967
Investment securities	71,434
Loans	190,826
Restricted equity securities	1,575
Premises and equipment	4,457
Accrued interest receivable	1,129
Prepaid taxes	1,231
Deferred income taxes	7,866
Bank owned life insurance	7,504
Prepaid pension costs	1,317
Other real estate owned	1,836
Other assets	3,403
Deposits	(297,506)
Short term borrowings	(19,394)
Deferred compensation	(3,330)
Accrued expenses & liabilities	(1,624)
Net tangible assets acquired	12,691
Definite lived intangible assets acquired	5,003
Goodwill	141
Net intangible assets acquired	5,144
Cash consideration	1,000
Total purchase price	$18,835

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

Pro Forma Results

The following schedule includes consolidated statements of income data for the unaudited pro forma results for the periods ended September 30, 2011 and 2010 as if the MB&T acquisition had occurred as of the beginning of the periods presented.

	Nine Months Ended September 30,
	2011	2010
Net interest income	$19,403	$21,461
Other non-interest revenue	1,858	2,997
Total revenue	21,261	24,458
Provision expense	1,000	3,589
Other non-interest expense	14,750	19,559
Income before income taxes	5,511	1,310
Income tax expense	1,875	498
Net income	$3,636	$812
Basic earnings per share	0.52	0.14
Diluted earnings per share	0.52	0.14

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

3.           INVESTMENT SECURITIES

As Old Line Bank purchases securities, management determines if we should classify the securities as held to maturity, available for sale or trading.  We record the securities which management has the intent and ability to hold to maturity at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity.  We classify securities which we may sell before maturity as available for sale and carry these securities at fair value with unrealized gains and losses included in stockholders' equity on an after tax basis.  Management has not identified any investment securities as trading.   During the 2nd quarter of 2011, Old Line Bank sold $488,457 in investments that we previously classified as held to maturity.  We recognized a gain of $25,622 on the sale of this security.  As required, all securities held at that time and previously classified as held to maturity were reclassified as available for sale.

3.           INVESTMENT SECURITIES (Continued)

We record gains and losses on the sale of securities on the trade date and determine these gains or losses using the specific identification method.  We amortize premiums and accrete discounts using the interest method.  Presented below is a summary of the amortized cost and estimated fair value of securities.

September 30, 2011	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale
U. S. treasury	$1,247,433	$9,817	$-	$1,257,250
U.S. government agency	24,140,268	189,983	(1,500)	24,328,751
Municipal securities	24,521,774	1,131,171	(17)	25,652,928
Mortgage backed	104,253,329	3,070,016	(58,718)	107,264,627
	$154,162,804	$4,400,987	$(60,235)	$158,503,556

December 31, 2010
Available for sale
U.S. government agency	$3,716,858	$90,881	$(3,942)	$3,803,797
Municipal securities	1,302,630	24,746	(169)	1,327,207
Mortgage backed	27,579,549	519,919	(180,677)	27,918,791
	$32,599,037	$635,546	$(184,788)	$33,049,795

Held to maturity
Municipal securities	$983,783	$11,569	$(39,568)	$955,784
Mortgage-backed	20,752,686	290,747	(33,636)	21,009,797
	$21,736,469	$302,316	$(73,204)	$21,965,581

3.           INVESTMENT SECURITIES (Continued)

As of September 30, 2011, securities with unrealized losses segregated by length of impairment were as follows:

September 30, 2011	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. treasury	$-	$-
U.S. government agency	1,498,500	(1,500)
Municipal securities	829,983	(17)
Mortgage backed	13,429,307	(58,718)
Total unrealized losses less than 12 months	15,757,790	(60,235)

Unrealized losses greater than 12 months
U.S. treasury	-	-
U.S. government agency	-	-
Municipal securities	-	-
Mortgage backed	-	-
Total unrealized losses greater than 12 months	-	-

Total unrealized losses
U.S. treasury	-	-
U.S. government agency	1,498,500	(1,500)
Municipal securities	829,983	(17)
Mortgage backed	13,429,307	(58,718)
Total unrealized losses	$15,757,790	$(60,235)

We consider all unrealized losses on securities as of September 30, 2011 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of September 30, 2011, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

In the three and nine month periods ended September 30, 2010, we did not record any gains or losses from the sale or call of securities.  In the three and nine month periods ended September 30, 2011, we recorded gross realized gains of $72,251 and $112,811, respectively, from the sale or call of securities.

3.	INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at September 30, 2011 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
September 30, 2011	Amortized cost	Fair value

Maturing
Within one year	$2,262,827	$2,306,490
Over one to five years	15,640,469	15,799,109
Over five to ten years	31,268,594	32,257,143
Over ten years	104,990,914	108,140,814
	$154,162,804	$158,503,556
Pledged securities	$32,092,583	$32,915,358

4.           POINTER RIDGE OFFICE INVESTMENT, LLC

In 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge.  As a result of this purchase, we own 62.5% of Pointer Ridge and consolidated their results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.
Pointer Ridge Office Investment, LLC Balance Sheets	September 30, 2011	December 31, 2010

Current assets	$463,074	$758,257
Non-current assets	7,136,784	7,252,413
Liabilities	6,324,903	6,397,360
Equity	1,274,955	1,613,310

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statements of Income
Revenue	$187,285	$215,704	$576,407	$612,900
Expenses	287,788	263,374	914,763	769,058
Net income (loss)	$(100,503)	$(47,670)	$(338,356)	$(156,158)

5.	INCOME TAXES

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

6.	LOANS

Major classifications of loans are as follows:

	September 30, 2011	December 31, 2010

Real estate
Commercial	$264,964,445	$153,526,907
Construction	44,089,479	24,377,690
Residential	96,987,284	27,081,399
Commercial	97,639,226	83,523,056
Consumer	14,402,166	13,079,878
	518,082,600	301,588,930
Allowance for loan losses	(3,026,195)	(2,468,476)
Deferred loan costs, net	682,391	485,976
	$515,738,796	$299,606,430

Credit policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  We have designed our underwriting standards to promote a complete banking relationship rather than a transactional relationship.  In an effort to manage risk, prior to funding, the loan committee consisting of the Executive Officers and seven members of the Board of Directors must approve by a majority vote all credit decisions in excess of a lending officer’s lending authority.  Management believes that it employs experienced lending officers, secures appropriate collateral and carefully monitors the financial condition of its borrowers and loan concentrations.

In addition to the internal business processes employed in the credit administration area, the Bank retains an outside independent firm to review the loan portfolio.  This firm performs a detailed annual review and an interim update.  We use the results of the firm’s report to validate our internal ratings and we review the commentary on specific loans and on our loan administration activities in order to improve our operations.

6.	LOANS (Continued)

Commercial real estate lending entails significant risks.  Risks inherent in managing our commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay.  We attempt to mitigate these risks by carefully underwriting these loans.  We also generally require the personal or corporate guarantee(s) of the owners and/or occupant(s) of the property.  For loans of this type in excess of $250,000, we monitor the financial condition and operating performance of the borrower through a review of annual tax returns and updated financial statements.  In addition, we meet with the borrower and/or perform site visits as required.  Many of the loans acquired do not comply with underwriting standards that we maintain.  Accordingly, during our due diligence process, we evaluated these loans using our underwriting standards and discounted the book value of these loans.  This discounted book value was subsequently incorporated into our initial purchase price.

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  We do have a concentration in the hospitality industry.  At September 30, 2011 and December 31, 2010, we had approximately $48.6 million and $38.5 million, respectively, of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on investment properties.  Our residential loan portfolio consists of a diverse client base.  Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk.  Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%.  Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 40%, collateral value, length of employment and prior credit history.  We do not originate any subprime residential real estate loans.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington D.C. market area in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of September 30, 2011 and December 31, 2010, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

Non-Accrual and Past Due Loans

As a result of the acquisition of Maryland Bankcorp, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T (acquired). We consider all loans past due if the borrower has not paid the required principal and interest payments when due under the original or modified terms of the promissory note or payment of principal or interest has become 90 days past due.  When we classify a loan as non-accrual, we no longer accrue interest on such loan and we reverse any interest previously accrued but not collected.  We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments.  We recognize interest on non-accrual legacy loans only when received.  We originally recorded acquired non-accrual loans at fair value upon acquisition.  We expect to fully collect the carrying value of these loans.  Therefore, as provided for under ASC 310-30, we recognize interest income on acquired non-accrual loans through the accretion of the difference between the carrying value of these loans and expected cash flows.

6.	LOANS (Continued)

We consider a loan a troubled debt restructuring when we conclude that both of the following conditions exist:  the restructuring constitutes a concession and the debtor is experiencing financial difficulties.

The table below presents a breakdown of the non-performing loans and accruing past due loans at September 30, 2011 and December 31, 2010, respectively.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
September 30, 2011
	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	-	$-	$-	8	$1,521,485	$155,853
Construction	1	1,169,337	184,603	2	1,715,000	583,528
Residential	-	-	-	2	973,890	106,607
Commercial	-	-	-	2	44,157	28,680
Consumer	-	-	-	-	-	-
Total non-performing loans	1	$1,169,337	$184,603	14	$4,254,532	$874,668

Accruing past due loans:
30-89 days past due	2	$307,060		17	$954,756
90 or more days past due	-	-		5	1,387,948
Total accruing past due loans	2	$307,060		22	$2,342,704

Accruing Troubled Debt Restructurings
Real Estate	2	$4,755,017		-	$-
Consumer	1	145,018		2	154,194
Total Accruing Troubled Debt Restructurings	3	$4,900,035		2	$154,194

6.	LOANS (Continued)

Non-Accrual and Past Due Loans
December 31, 2010
	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-		$-	$-
Construction	2	2,426,608	314,804		-	-
Residential		-	-		-	-
Commercial		-	-		-	-
Consumer	1	284,011	3,728		-	-
Total non-performing loans	3	$2,710,619	$318,532	-	$-	$-

Accruing past due loans:
30-89 days past due		$-			$-
90 or more days past due		-			-
Total accruing past due loans	-	$-		-	$-

Accruing Troubled Debt Restructurings
Real Estate	1	$499,122			$-
Consumer	1	145,018			-
Total Accruing Troubled Debt Restructurings	2	$644,140		-	$-

Non-accrual legacy loans

There was one non-accrual legacy loan at September 30, 2011 that had a balance of $1,169,337 and is a residential land acquisition and development loan secured by real estate and described below.  At September 30, 2011, the non-accrued interest on this loan was $184,603, none of which was included in interest income.  The borrower and guarantor on this loan have filed bankruptcy.  During the 1st quarter of 2011, we charged $446,980 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337.  We have an additional $65,000 of the allowance for loan losses specifically allocated to this loan.  We had identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the current carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  We expect to proceed with foreclosure on the property that secures the promissory note.

6.	LOANS (Continued)

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

Acquired impaired loans

Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  In determining the estimated fair value of these loans, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would decrease interest income.  Subsequent collection of payments on these loans will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest income.  As a result of collection of payments, for the three and nine months ended September 30, 2011, we recorded $1,180,447 and $1,722,929 in interest income.

Non-accrual acquired loans

At September 30, 2011, we had 24 non-accrual acquired loans to 14 borrowers totaling $4,254,532.  As outlined above, at acquisition, we marked these loans to fair value and carry no related allowance for loan losses.

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

6.           Loans (Continued)

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

6.           Loans (Continued)

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

The following table outlines the allocation of allowance for loan losses by risk rating.

	September 30, 2011		December 31, 2010
	Account Balance	Allocation of Allowance for Loan Losses	Account Balance	Allocation of Allowance for Loan Losses
Risk Rating
Pass (1-4)	$492,896,371	$2,720,527	$281,901,972	$1,529,356
Special Mention (5)	11,373,599	215,668	13,777,303	489,120
Substandard (6)	13,812,630	90,000	5,909,655	450,000
Doubtful (7)	-	-	-	-
Loss (8)	-	-	-	-
Total	$518,082,600	$3,026,195	$301,588,930	$2,468,476

6.              Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the periods ended September 30, 2011 and December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	95,418	616,246	158,703	129,633	1,000,000
Recoveries	11,254	50,225	-	45,731	107,210
	1,854,794	1,083,669	453,426	183,797	3,575,686
Loans charged off	-	(446,980)	(47,261)	(55,250)	(549,491)
Ending Balance	$1,854,794	$636,689	$406,165	$128,547	$3,026,195

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$175,118	$-	$70,000	$-	$245,118
Loans collectively evaluated for impairment	1,679,676	636,689	336,165	128,547	2,781,077
Ending balance	$1,854,794	$636,689	$406,165	$128,547	$3,026,195

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716
Provision for loan losses	857,818	9,495	213,306	1,381	1,082,000
Recoveries	3,650	-	-	927	4,577
	2,706,594	554,349	294,723	12,627	3,568,293
Loans charged off	(958,472)	(137,151)	-	(4,194)	(1,099,817)
Ending Balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$450,000	$-	$-	$-	$450,000
Loans collectively evaluated for impairment	1,298,122	417,198	294,723	8,433	2,018,476
Ending balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

6.	Loans (Continued)

Our recorded investment in loans as of September 30, 2011 and December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

September 30, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$5,924,353	$-	$299,212	$-	6,223,565
Loans individually evaluated for impairment without specific reserve	8,702,061	3,442,108	-	-	12,144,169
Loans collectively evaluated for impairment	391,414,794	94,197,118	9,036,494	5,066,460	499,714,866
Ending balance	$406,041,208	$97,639,226	$9,335,706	$5,066,460	$518,082,600

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,616,317	$-	$-	$-	1,616,317
Loans individually evaluated for impairment without specific reserve	2,273,029	2,020,309	-	-	4,293,338
Loans collectively evaluated for impairment	201,096,650	81,502,747	11,621,392	1,458,486	295,679,275
Ending balance	$204,985,996	$83,523,056	$11,621,392	$1,458,486	$301,588,930

7.	EARNINGS PER COMMON SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average number of shares	6,809,594	3,880,005	6,024,660	3,880,005
Dilutive average number of shares	24,990	24,011	32,293	19,154

8.	STOCK BASED COMPENSATION

We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  We recognize compensation expense related to stock based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award.  For the nine months ended September 30, 2011 and 2010, we recorded stock-based compensation expense of $106,118 and $92,175 respectively. For the three months ended September 30, 2011 and 2010, we recorded stock-based compensation expense of $31,302 and $25,923, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the nine months ended September 30, 2011, we recognized a $15,097 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options.  There were no non-qualified options included in the expense calculation for the three months ended September 30, 2011 and 2010 or the nine months ended September 30, 2010.

We have two equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the equity incentive plans.  As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years.  We recognize the compensation expense associated with these grants over their respective vesting periods.  At September 30, 2011, there was $107,129 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.25 years.  As of September 30, 2011, there were 258,028 shares remaining available for future issuance under the equity incentive plans.  Directors and officers did not exercise any options during the nine month period ended September 30, 2011 or 2010.

A summary of the stock option activity during the nine month period follows:

	September 30,
	2011		2010
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	310,151	$8.60	299,270	$8.50
Options granted	23,280	7.82	22,581	7.13
Options forfeited	-	-	-	-
Outstanding, end of period	333,431	$8.54	321,851	$8.41

8.	STOCK BASED COMPENSATION (Continued)

Information related to options as of September 30, 2011 follows:

	Outstanding options			Exercisable options
Exercise price	Number of shares at September 30, 2011	Weighted average remaining term	Weighted average exercise price	Number of shares at September 30, 2011	Weighted average exercise price
$4.39-$5.00	18,000	0.80	$4.69	18,000	$4.69
$5.01-$7.64	85,231	7.59	6.52	77,704	6.46
$7.65-$8.65	60,580	7.49	7.78	47,769	7.76
$8.66-$10.00	46,620	2.89	9.74	46,620	9.74
$10.01-$11.31	123,000	4.56	10.43	121,000	10.42
	333,431	5.43	$8.54	311,093	$8.59

Intrinsic value of outstanding options		$71,645
Intrinsic value of exercisable options		$71,645

During the nine months ended September 30, 2011 and 2010, we granted 8,786 and 17,641 restricted common stock awards, respectively.  We did not grant any restricted common stock awards during the three month periods ended September 30, 2011 or 2010.  The following table provides a summary of the restricted stock awards during the nine month periods and their vesting schedule.

	September 30,		September 30,
	2011		2010
	Number	Weighted	Number	Weighted
	of shares	average	of shares	average
		grant date fair value		grant date fair value
		fair value		fair value
Nonvested, beginning of period	17,641	$7.13	-	$-
Restricted stock granted	8,786	7.82	17,641	7.13
Restricted stock vested	8,279	7.13	-	-
Restricted stock forfeited	-	-	-	-
Nonvested, end of period	18,148	$7.46	17,641	$7.13

Total fair value of shares vested	$59,029	-	-	-

Intrinsic value of outstanding restricted stock awards		$180,497		$143,421
Intrinsic value of vested restricted stock awards		$56,546		$-

9.           RETIREMENT AND PENSION PLANS

Eligible employees, including those who joined us as part of the MB&T acquisition, participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and Old Line Bank makes matching contributions of up to 4% of eligible employee compensation.  Our contributions to the plan, included in employee benefit expenses, for the nine months ended September 30, 2011 and 2010 were $218,991 and $120,598, respectively. Old line Bank’s contribution to the plan for the three months ended September 30, 2011 and 2010 were $84,060 and $41,648, respectively.

Old Line Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits.  We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates.  Old Line Bank’s expenses for the SERPs for the nine month periods ended September 30, 2011 and 2010 were $131,345 and $163,086, respectively. The SERP expense for the three month periods ended September 30, 2011 and 2010 were $38,605 and $60,410, respectively.  The SERPs are non-qualified defined benefit pension plans that we have not funded.  MB&T also offered SERP to selected officers and we have assumed that liability at acquisition and all subsequent expenses.

MB&T had an employee pension plan that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date.  This plan had excess assets over liabilities at acquisition date of $1,315,642 and we recorded this amount as an asset on our balance sheet on the acquisition date.  We also recorded the loss on plan investments of $730,215 in accumulated comprehensive income.  Effective August 1, 2011, we have notified all participants in the plan that we will terminate this plan.  We are currently in the process of liquidating the plan assets and expect to distribute the funds received from these liquidations to participants prior to December 5, 2011.  Until we have liquidated all plan assets, we are unable to predict any income or loss that may occur as a result of the termination.  However, at this time, we do not expect to incur any significant expenses with the termination of the plan.

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

We value investment securities classified as available for sale at fair value on a recurring basis.  We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2.  At September 30, 2011, we established values for available for sale investment securities as follows (000’s);

	Total Fair Value September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Investment securities available for sale	$158,504	$24,121	$134,383	$-

10.           FAIR VALUE MEASUREMENTS (Continued)

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

We also measure certain non-financial assets such as other real estate owned and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.  As of September 30, 2011 and December 31, 2010, we estimated the fair value of foreclosed assets using Level 2 inputs to be $4,126,434 and $1,153,039, respectively.  We determined these Level 2 inputs from the expected sales value derived from appraisals of the real estate that we obtained from an outside third party during the preceding twelve months, offers to purchase or internal evaluations of appraisals.  As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).  The following outlines the transactions in other real estate owned during the period (000’s).

Other Real Estate Owned
	Legacy	Acquired	Total
Beginning balance	$1,153,039	$-	$1,153,039
Beginning acquired	-	1,834,451	1,834,451
Transferred in	825,290	289,000	1,114,290
Investment in improvements	-	53,245	53,245
Sales	(5,591)	(23,000)	(28,591)
Total end of period	$1,972,738	$2,153,696	$4,126,434

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

10.           FAIR VALUE MEASUREMENTS (Continued)

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Time deposits	$-	$-	$297,000	$297,482
Investment securities	158,503,556	158,503,556	54,786,264	55,015,376
Loans	515,783,796	548,048,016	299,606,430	301,862,245

Financial liabilities
Interest bearing deposits	487,824,952	489,224,849	$273,032,442	$274,003,958
Short term borrowings	32,605,607	32,605,607	5,669,332	5,669,332
Long term borrowings	16,307,146	19,027,818	16,371,947	10,618,094

We measure certain financial assets and financial liabilities at fair value on a non-recurring basis.  These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.  We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2011 or year ended December 31, 2010.

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-

11.           ACCOUNTING STANDARDS UPDATES (Continued)

recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010.  See Notes 2 Acquisition of Maryland Bankcorp, Inc. and 10-Fair Value Measurements.

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

ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” amends FASB ASC 310-40 “Troubled Debt Restructurings by Creditors”.  The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist:  the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments clarify the guidance on these points and give examples of both conditions.  This update became effective for interim or annual reporting periods beginning on or after June 15, 2011.  We have included the required disclosures in Note 6.

ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” amends FASB ASC 860-10, “Transfers and Servicing-Overall”.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  This update becomes effective for interim and annual reporting periods beginning on or after December 15, 2011.  We are currently evaluating the impact of adopting the new guidance on our results of operations or financial position.

ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” amends FASB ASC 820 “Fair Value Measurement”.  The amendments will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Among the many areas affected by this update are the concept of highest and best use, the fair value of an instrument included in stockholders’ equity and disclosures about fair value measurement, particularly disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy.  This update becomes effective for the interim and annual reporting periods beginning after December 15, 2011.  We are currently evaluating the impact of adopting the new guidance on our results of operations or financial position.

ASU No. 2011-05 “Presentation of Comprehensive Income” amends FASB ASC 220 “Comprehensive Income”.  The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  An entity will have the option to present the total comprehensive income as part of the statement of changes in stockholders’ equity.  An entity will have the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity will be required to present the face of financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income.  This update becomes effective for interim and annual reporting periods beginning after December 15, 2011.  We are currently evaluating the impact of adopting the new guidance on our results of operations or financial position.

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

Summary of Recent Performance and Other Activities

In a continually challenging economic environment, we are pleased to report continued profitability for the third quarter of 2011.  Net income available to common stockholders was $1.7 million or $0.25 per basic and diluted common share for the three month period ending September 30, 2011.  This was $1.4 million or 446.28% higher than the same period in 2010. Net income available to common stockholders was $3.4 million or $0.56 per basic and diluted common share for the nine month period ending September 30, 2011.  This was $2.1 million or 161.10% higher than net income available to common stockholders of $1.3 million or $0.34 per basic and diluted common share for the same period in 2010.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T).  This acquisition created the sixth largest independent commercial bank based in Maryland, with assets of more than $750 million and with 19 full service branches serving five counties.  Teams from both institutions have worked diligently to join the two organizations.

The following highlights certain financial data and events that have occurred during 2011:

•	On September 1, 2010, we announced that we had executed a merger agreement that provided for the acquisition of Maryland Bankcorp, Inc. The merger became effective April 1, 2011.
•
Average total loans grew approximately $156.1 million or 55.65% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of our acquisition of Maryland Bankcorp.

•
Average non-interest bearing deposits grew $72.3 million (140.15%) for the nine months ended September 30, 2011 relative to the same period in 2010, primarily as a result of our acquisition of Maryland Bankcorp.

•	At September 30, 2011, we had one legacy loan (i.e. a loan in our portfolio prior to the acquisition of Maryland Bankcorp) on non-accrual status in the amount of $1.2 million.
•
At September 30, 2011, we had 23 acquired loans (loans acquired from MB&T pursuant to the merger) on non-accrual status totaling $4.3 million compared to 28 acquired non-accrual loans totaling $5.4 million at June 30, 2011.

•	At third quarter end 2011, we had two accruing legacy loans past due between 30 and 89 days in the amount of $307,060.

•	At September 30, 2011, we had 22 accruing acquired loans totaling $2.3 million past due between 30 and 89 days compared to 32 accruing acquired loans totaling $2.5 million at June 30, 2011.
•	We ended the third quarter with a book value of $9.66 per common share and a tangible book value of $8.96 per common share.
•	We maintained liquidity and by all regulatory measures remained “well capitalized”.
•	We increased the provision for loan losses by $600,000 and $560,000 during the three and nine month periods ended September 30, 2011, respectively, compared to September 30, 2010.
•
As a result of the provision discussed above, and net charge offs for the nine month period of $442,281, the allowance for loan losses increased to $3.0 million at September 30, 2011 from $2.5 million at December 31, 2010.

On April 1, 2011, all MB&T branches were rebranded as Old Line Bank branches and all data processing and accounting systems were consolidated.  As discussed below, during the second quarter of 2011, we also substantially completed the assessment and recordation on our financial statements of MB&T’s assets and liabilities at fair value as required by current accounting guidance.  With the exception of the closing of one MB&T branch, which MB&T had previously designated for closure, we have also retained, and expect to continue to retain, all of MB&T’s branches, and the branch personnel with severance of employees occurring only at MB&T’s operations, accounting and executive offices.  We are pleased to have the remaining MB&T personnel as part of the Old Line Bank team and anticipate that they will contribute significantly to our success.

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

In accordance with accounting for business combinations, we have recorded the acquired assets and liabilities at their estimated fair value on April 1, 2011, the acquisition date.  The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable balance.  We will recognize the accretable balance as interest income over the remaining term of the loan.  We will recognize the non-accretable balance as the borrower repays the loan.  The accretion of the loan marks, along with other fair value adjustments to loans and to deposits, favorably impacted our net interest income by $1.7 million and $1.2 million in the three and nine months ended September 30, 2011.  We based the determination of fair value on cash flow expectations and/or collateral values.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  Change in our cash flow expectations could impact net interest income.  We will recognize any decline in expected cash flows as impairment and record an interest expense during the period.  We will recognize any improvement in expected cash flows, as an adjustment to interest income.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million.  The amortization of this intangible asset decreased net interest income by $194,674 for the three and $389,349 for the nine month periods ended September 30, 2011, respectively.

The following summarizes the highlights of our financial performance for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)

	2011	2010	$ Change	% Change

Net income available to common stockholders	$1,707	$313	$1,394	445.37%
Interest revenue	9,737	4,759	4,978	104.60
Interest expense	1,393	1,234	159	12.88
Net interest income after provision for loan losses	7,545	3,325	4,220	126.92
Non-interest revenue	1,016	303	713	235.31
Non-interest expense	6,153	3,068	3,085	100.55
Average total loans	507,472	292,831	214,641	73.30
Average interest earning assets	674,069	362,678	311,391	85.86
Average total interest bearing deposits	486,889	273,879	213,010	77.78
Average non-interest bearing deposits	162,479	55,552	106,927	192.48
Net interest margin (1)	5.01%	3.90%
Return on average equity	11.02%	3.39%
Basic earnings per common share	$0.25	$0.08	$0.17	212.50
Diluted earnings per common share	0.25	0.08	0.17	212.50
 (1) See “Reconciliation of Non-GAAP Measures”

The following summarizes the highlights of our financial performance for the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Nine months ended September 30,
	(Dollars in thousands)

	2011	2010	$ Change	% Change

Net income available to common stockholders	$3,413	$1,307	$2,106	161.13%
Interest revenue	23,259	13,723	9,536	69.49
Interest expense	3,856	3,763	93	2.47
Net interest income after provision for loan losses	18,403	9,520	8,883	93.31
Non-interest revenue	1,858	867	991	114.30
Non-interest expense	15,246	8,373	6,873	82.09
Average total loans	436,629	280,523	156,106	55.65
Average interest earning assets	566,912	351,169	215,743	61.44
Average total interest bearing deposits	414,114	258,025	156,089	60.49
Average non-interest bearing deposits	123,886	51,586	72,300	140.15
Net interest margin (1)	4.66%	3.84%
Return on average equity	8.25%	4.83%
Basic earnings per common share	$0.56	$0.34	$0.22	64.71
Diluted earnings per common share	0.56	0.34	0.22	64.71

(1) See “Reconciliation of Non-GAAP Measures”

Growth Strategy

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include collecting payment on non-accrual and past due loans, profitably disposing of other real estate owned,  enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded in Prince George’s County and Anne Arundel County, Maryland and the April 2011 acquisition of Maryland Bankcorp has expanded our operations in Charles County and into St. Mary’s and Calvert Counties, Maryland.

Other Opportunities

We use the Internet and technology to augment our growth plans.  Currently, we offer our customers image technology, Internet banking with on line account access and bill payer service. We provide selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us.  We will continue to evaluate cost effective ways that technology can enhance our management capabilities, products and services.

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

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank east of Washington D.C.  While we remain uncertain whether the economy will continue to experience anemic growth or if the high unemployment rate and soaring national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets and our remaining borrowers will continue to stay current on their loans.  Now that we have substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy as we have with the Maryland Bankcorp acquisition.

We anticipate that as a result of this acquisition that salaries and benefits expenses and other operating expenses will continue to be higher than they were in 2010.  We have identified several areas within the former MB&T non-interest expense structure that we expect will provide expense reductions from those incurred during the second and third quarters of 2011.  We anticipate that we will begin to realize these reductions during the fourth quarter of 2011 and the first half of 2012.  We anticipate that, over time, income generated from the branches acquired in the merger, our new loan officers, and our expanded market area will offset any corresponding increases in expenses. We believe with our 19 branches, including the April 2011 addition of Maryland Bankcorp’s nine branches and staff, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

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

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Net interest income after provision for loan losses for the three months ended September 30, 2011 increased $4.2 million or 127.27% to $7.5 million from $3.3 million for the same period in 2010.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities, an improvement in interest rates earned on interest earning assets, accretion of the fair value adjustments, and a decline in interest paid on interest bearing liabilities. A $600,000 increase in the provision for loan losses negatively impacted net interest income after provision for loan losses. The acquisition of MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Changes in the federal funds rate and the prime rate impact the interest rates on interest earning assets, net interest income and net interest margin.  During the entire year of 2010 and through the third quarter of 2011, the prime interest rate remained at 3.25% and the intended federal funds rate remained relatively constant at zero to 0.25%.  These rates have remained at historically low levels for a sustained period of time.  During 2010 and 2011, when investments and loans matured, they were generally reinvested in lower yielding securities and loans.  As outlined in the Rate/Volume analysis, the decline in rates on funds invested in federal funds, mortgage backed securities and U.S. government agency securities negatively impacted interest income.  This was offset by an improvement in yield on the loan portfolio, particularly loans acquired from MB&T, and a decline in interest rates on interest bearing liabilities.  Although these lower yields have negatively impacted net interest income in 2011, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also contributed to the improvement in the net interest margin.

We also offset the effect on net income caused by these declines by growing total average interest earning assets $311.4 million or 85.86% to $674.1 million for the three months ended September 30, 2011 from $362.7 million for the three months ended September 30, 2010.   The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities.  Average interest bearing deposits which increased to $486.9 million for the three months ended September 30, 2011 from $273.9 million for the three months ended September 30, 2010 was the primary cause of the growth in interest bearing liabilities.  The growth in average interest earning assets and interest bearing deposits was primarily a result of the acquisition of MB&T coupled with organic growth.

A $14.9 million increase in average borrowed funds, caused by repurchase agreements acquired in the MB&T acquisition, also contributed to the total growth in interest bearing liabilities.  During the third quarter of 2011, organic growth caused interest earning assets to grow $17.9 million and interest bearing liabilities to grow $35.1 million.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the MB&T acquisition and growth generated from our legacy branch network, our average non-interest bearing deposits increased $106.9 million to $162.5 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  This was also a significant contributor to the improvement in the net interest margin as it allowed us to increase our level of interest earning assets which allowed us to increase interest income without a corresponding increase in interest bearing liabilities and interest expense.  Organic growth produced $15.7 million of the growth in non-interest bearing deposits during the 3rd quarter with the balance attributable to the MB&T acquisition.

The accretion of fair value adjustments contributed to net interest income as follows:

	Three Months Ended September 30, 2011
	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$60,855	0.01%
Mortgage loans	1,042,789	0.15%
Consumer loans	1,226	0.00%
Interest bearing deposits	108,469	0.02%
Total Fair Value Accretion	$1,213,339	0.18%

Our net interest margin was 5.01% for the three months ended September 30, 2011 as compared to 3.90% for the three months ended September 30, 2010.  The yield on average interest earning assets increased 58 basis points during the period from 5.25% for the quarter ended September 30, 2010 to 5.83% for the quarter ended September 30, 2011.   This increase was primarily because of the addition of the MB&T loan and investment portfolios, our transfer of funds from interest bearing deposits to higher yielding investment securities and loans, and the collection of the non-accrual loans and accretion on the fair value adjustments as outlined above.

The following table illustrates average balances of total interest earning assets and total interest-bearing liabilities for the three months ended September 30, 2011 and 2010, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended September 30,	2011			2010
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,334,556	$994	0.09%	$3,169,347	$2,657	0.33%
Interest bearing deposits	14,238,260	11,237	0.31	17,563,292	43,979	0.99
Investment securities(1)(2)
U.S. treasury	1,247,141	2,552	0.81	-	-
U.S. government agency	22,611,220	117,850	2.07	5,223,912	44,562	3.38
Mortgage backed securities	100,121,572	782,903	3.10	41,442,021	373,619	3.58
Municipal securities	22,537,921	330,861	5.82	2,309,832	29,134	5.00
Other	3,818,831	34,517	3.59	2,522,421	16,977	2.67
Total investment securities	150,336,685	1,268,683	3.35	51,498,186	464,292	3.58
Loans: (1) (3)
Commercial	98,799,462	1,376,251	5.53	80,732,917	1,102,357	5.42
Mortgage	393,694,344	7,030,619	7.08	198,135,067	2,993,170	5.99
Consumer	14,978,369	224,455	5.95	13,963,419	193,706	5.50
Total loans	507,472,175	8,631,325	6.75	292,831,403	4,289,233	5.81
Allowance for loan losses	2,313,027	-		2,383,989	-
Total loans, net of allowance	505,159,148	8,631,325	6.78	290,447,414	4,289,233	5.86
Total interest earning assets(1)	674,068,649	9,912,239	5.83	362,678,239	4,800,161	5.25
Non-interest bearing cash	29,110,472			9,382,943
Premises and equipment	22,634,871			17,126,259
Other assets	40,019,636			12,453,680
Total assets	$765,833,628			$401,641,121
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$60,972,112	50,076	0.33	$8,942,236	7,723	0.34
Money market and NOW	117,322,326	161,479	0.55	59,392,839	135,468	0.90
Other time deposits	308,594,165	964,218	1.24	205,543,927	842,759	1.63
Total interest bearing deposits	486,888,603	1,175,773	0.96	273,879,002	985,950	1.43
Borrowed funds	48,302,618	216,756	1.78	33,415,351	248,292	2.95
Total interest bearing liabilities	535,191,221	1,392,529	1.03	307,294,353	1,234,242	1.59
Non-interest bearing deposits	162,479,123			55,552,085
	697,670,344			362,846,438
Other liabilities	6,192,632			1,575,711
Non-controlling interest	484,851			628,126
Stockholders' equity	61,485,801			36,590,846
Total liabilities and stockholders' equity	$765,833,628			$401,641,121
Net interest spread(1)			4.80			3.66
Net interest income and Net interest margin(1)		$8,519,710	5.01%		$3,565,919	3.90%

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

(2)	Available for sale investment securities are presented at amortized cost.
(3)	Average non-accruing loans for the three month periods ended September 30, 2011 and 2010 were $5,793,393 and $4,157,490, respectively.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net interest income after provision for loan losses for the nine months ended September 30, 2011 increased $8.9 million or 93.68% to $18.4 million from $9.5 million for the same period in 2010. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities, an improvement in interest rates earned on interest earning assets, and a decline in interest paid on interest bearing liabilities. The accretion of the fair value adjustments positively impacted net interest income after provision for loan losses while the $560,000 increase in the provision for loan losses negatively impacted it.  The acquisition of MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Although a competitive rate environment and a low prime rate have caused lower market yields that have negatively impacted net interest income in 2011, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also contributed to the improvement in the net interest margin.

We offset the effect on net income caused by the low rate environment primarily by growing total average interest earning assets $215.7 million or 61.42% to $566.9 million for the nine months ended September 30, 2011 from $351.2 million for the nine months ended September 30, 2010.   The growth in average interest earning assets derived from a $156.1 million increase in average total loans and a $66.9 million increase in average investment securities.  The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities. The growth in average interest bearing liabilities resulted primarily from the $156.1 million increase in average interest bearing deposits which increased to $414.1 million for the nine months ended September 30, 2011 from $258.0 million for the nine months ended September 30, 2010.

Our net interest margin was 4.66% for the nine months ended September 30, 2011 as compared to 3.84% for the nine months ended September 30, 2010.  The yield on average interest earning assets increased 30 basis points during the period from 5.27% for the quarter ended September 30, 2010 to 5.57% for the quarter ended September 30, 2011.   This increase was primarily because we received a higher average rate on the loan portfolio and paid a 55 basis point lower rate on interest bearing liabilities.

The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Nine Months Ended September 30, 2011
	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$5,901	0.00%
Mortgage loans	1,394,888	0.25%
Consumer loans	2,101	0.00%
Interest bearing deposits	235,991	0.04%
Total Fair Value Accretion	$1,638,881	0.29%

Non-interest bearing deposits are a primary source of funding for our investment and loan portfolios.  These deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the MB&T acquisition and growth generated from our legacy branch network, our average non-interest bearing deposits increased $72.3 million to $123.9 million during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. This was also a significant contributor to the improvement in the net interest margin as it allowed us to increase our level of interest earning assets which allowed us to increase interest income without a corresponding increase in interest bearing liabilities and interest expense.

With the branches acquired in the MB&T acquisition and increased recognition in the St. Mary’s, Calvert, Charles, Prince George’s and Anne Arundel counties, the high level of non-interest bearing deposits and continued growth in these and interest bearing deposits, we anticipate that we will continue to grow earning assets during 2011.  If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during the remainder of 2011 and beyond.  We also believe that we will continue to maintain the net interest margin during the remainder of 2011.   As a result of this growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during the remainder of 2011, although there can be no guarantee that this will be the case.

One of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) permits depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  Although, we have not yet experienced any impact from this legislation on our operations, it is possible that interest costs associated with deposits could increase.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the nine months ended September 30, 2011 and 2010, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Nine Months Ended September 30,	2011			2010
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,613,246	$5,160	0.15%	$2,283,849	$4,843	0.28%
Interest bearing deposits	12,805,854	30,876	0.32	22,581,649	165,310	0.98
Investment securities(1)(2)
U.S. treasury	851,924	5,102	0.80	-	-
U.S. government agency	14,727,598	244,374	2.22	6,288,382	140,487	2.99
Mortgage backed securities	80,436,339	1,924,401	3.20	36,911,796	1,047,096	3.79
Municipal securities	15,916,429	697,963	5.86	2,373,576	87,929	4.95
Other	3,253,041	90,511	3.72	2,692,301	54,273	2.70
Total investment securities	115,185,331	2,962,351	3.44	48,266,055	1,329,785	3.68
Loans: (1) (3)
Commercial	95,338,358	3,802,025	5.33	76,838,797	3,166,333	5.51
Mortgage	326,448,900	16,152,486	6.62	189,322,040	8,585,283	6.06
Consumer	14,841,625	671,582	6.05	14,362,349	592,240	5.51
Total loans	436,628,883	20,626,093	6.32	280,523,186	12,343,856	5.88
Allowance for loan losses	2,320,835	-		2,485,503	-
Total loans, net of allowance	434,308,048	20,626,093	6.35	278,037,683	12,343,856	5.94
Total interest earning assets(1)	566,912,479	23,624,480	5.57	351,169,236	13,843,794	5.27
Non-interest bearing cash	22,886,823			8,952,613
Premises and equipment	20,264,015			17,185,259
Other assets	30,461,153			12,300,672
Total assets	$640,524,470			$389,607,780
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$44,019,844	105,093	0.32	$8,170,909	21,561	0.35
Money market and NOW	100,818,430	466,910	0.62	50,695,217	325,472	0.86
Other time deposits	269,275,797	2,671,458	1.33	199,158,747	2,613,282	1.75
Total interest bearing deposits	414,114,071	3,243,461	1.05	258,024,873	2,960,315	1.53
Borrowed funds	41,685,261	612,465	1.96	41,651,147	803,025	2.58
Total interest bearing liabilities	455,799,332	3,855,926	1.13	299,676,020	3,763,340	1.68
Non-interest bearing deposits	123,885,807			51,586,292
	579,685,139			351,262,312
Other liabilities	4,971,706			1,592,766
Non-controlling interest	536,006			651,017
Stockholders' equity	55,331,619			36,164,685
Total liabilities and stockholders' equity	$640,524,470			$389,670,780
Net interest spread(1)			4.44			3.59
Net interest income and Net interest margin(1)		$19,768,554	4.66%		$10,080,454	3.84%

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

(2)	Available for sale investment securities are presented at amortized cost.
(3)	Average non-accruing loans for the nine month periods ended September 30, 2011 and 2010 were $2,033,017 and $3,103,083, respectively.

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months Ended September 30,
	2011 compared to 2010
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(1,663)	$(3,209)	$1,546
Interest bearing deposits	(32,742)	(30,609)	(2,133)
Investment Securities(1)
U.S. treasury	2,552	-	2,552
U.S. government agency	73,288	(70,757)	144,045
Mortgage backed securities	409,284	(175,797)	585,081
Municipal securities	301,727	20,854	280,873
Other	17,540	12,731	4,809
Loans:(1)
Commercial	273,894	72,137	201,757
Mortgage	4,037,449	1,706,478	2,330,971
Consumer	30,749	25,032	5,717
Total interest revenue (1)	5,112,078	1,556,860	3,555,218

Interest bearing liabilities
Savings	42,353	(1,538)	43,891
Money market and NOW	26,011	(147,073)	173,084
Other time deposits	121,459	(472,592)	594,051
Borrowed funds	(31,536)	(196,938)	165,402
Total interest expense	158,287	(818,141)	976,428

Net interest income(1)	$4,953,791	$2,375,001	$2,578,790

(1)
Interest revenue is presented on a fully taxable equivalent (FTE) basis.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

Rate/Volume Variance Analysis

	Nine months Ended September 30,
	2011 compared to 2010
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$317	$(3,657)	$3,974
Interest bearing deposits	(134,434)	(90,662)	(43,772)
Investment Securities(1)
U.S. treasury	5,102	-	5,102
U.S. government agency	103,887	(55,736)	159,623
Mortgage backed securities	877,305	(240,094)	1,117,399
Municipal securities	610,034	25,182	584,852
Other	36,238	25,706	10,532
Loans:(1)
Commercial	635,692	(134,959)	770,651
Mortgage	7,567,203	1,089,489	6,477,714
Consumer	79,342	63,151	16,191
Total interest revenue (1)	9,780,686	678,420	9,102,266

Interest bearing liabilities
Savings	83,532	(2,981)	86,513
Money market and NOW	141,438	(137,432)	278,870
Other time deposits	58,176	(856,885)	915,061
Borrowed funds	(190,560)	(191,383)	823
Total interest expense	92,586	(1,188,681)	1,281,267

Net interest income(1)	$9,688,100	$1,867,101	$7,820,999

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

The provision for loan losses was $800,000 for the three months ended September 30, 2011, as compared to $200,000 for the three months ended September 30, 2010, an increase of $600,000 or 300.00%.  After completing the analysis outlined below, during the three month period ended September 30, 2011, we increased the provision for loan losses primarily because although our asset quality remained stable, we experienced $15.4 million in growth in the legacy portfolio during the three months ended September 30, 2011. There are also indications that the economy may experience either flat or negative growth in the near term and this could negatively impact our borrowers’ financial stability.  Additionally, we are unable to adequately assess the underwriting skills of the lenders that joined us from the acquisition and the long term impact the acquisition may have on our internal management capabilities.  Therefore, we believe it is prudent to increase the allowance.  Our legacy non-performing assets remain statistically low at 0.43% of total assets and we had only $307,060 of legacy loans past due between 30-89 days at quarter end.

The provision for the nine month period was $1,000,000.  This represented a $560,000 or 127.27% increase as compared to the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, we increased the provision for loan losses for the reasons outlined above.  We believe that we have appropriately identified and allocated specific reserves to previously identified borrowers that represent increased risk or potential loss.  At quarter end, we had one legacy loan in the amount of $1.2 million on non-accrual status. As outlined below, we are currently working towards resolution with this borrower.  We have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.  Although there are no indicators that our legacy asset quality has deteriorated or changed in any manner, the addition of several new lenders from the acquisition, the increased size and complexity of the acquired portfolio and the anemic growth in the economy all contribute to increased uncertainty regarding the future performance of our borrowers.  As a result, our historical asset quality may not be an accurate indicator of our future performance.  Therefore, we determined that it was prudent to increase the allowance for loan losses.

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

The allowance for loan losses represented 0.58% of gross loans at September 30, 2011 and 0.82% as of December 31, 2010.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following table provides an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2011	2010	2011	2010	2010

Balance, beginning of period	$2,239,457	$2,712,929	$2,468,476	$2,481,716	$2,481,716
Provision for loan losses	800,000	200,000	1,000,000	440,000	1,082,000

Chargeoffs legacy:
Commercial	-	(137,151)	-	(137,151)	(137,151)
Mortgage	-	(946,739)	(446,980)	(958,472)	(958,472)
Consumer	(4,200)	(2,971)	(51,461)	(4,194)	(4,194)
Total chargeoffs legacy	(4,200)	(1,086,861)	(498,441)	(1,099,817)	(1,099,817)

Chargeoffs acquired:
Commercial	-	-	-	-	-
Mortgage	-	-	-	-	-
Consumer	(43,865)	-	(51,050)	-	-
Total chargeoffs acquired	(43,865)	-	(51,050)	-	-
Total chargeoffs	(48,065)	(1,086,861)	(549,491)	(1,099,817)	(1,099,817)

Recoveries legacy:
Commercial	-	-	-	-	-
Mortgage	-	-	-	3,650	3,650
Consumer	60	204	265	723	927
Total recoveries legacy	60	204	265	4,373	4,577
Recoveries acquired:
Commercial	2,983	-	50,225	-	-
Mortgage	10,133	-	11,254	-	-
Consumer	21,627	-	45,466	-	-
Total recoveries acquired	34,743	-	106,945	-	-
Total recoveries	34,803	204	107,210	4,373	4,577
Total net (chargeoffs) recoveries	(13,262)	(1,086,657)	(442,281)	(1,095,444)	(1,095,240)
Balance, end of period	$3,026,195	$1,826,272	$3,026,195	$1,826,272	$2,468,476

Ratio of allowance for loan losses to:
Total gross loans	0.58%	0.61%	0.58%	0.61%	0.82%
Non-accrual legacy loans	191.52%	61.29%	191.52%	61.29%	91.07%
Ratio of net-chargeoffs during period to
average total loans during period	0.003%	0.371%	0.085%	0.391%	0.384%

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses
	September 30,				December 31,
	2011		2010		2010
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Consumer & others	$128,547	2.76%	$8,267	0.47%	$8,433	0.48%
Boat	406,165	0.02	153,479	3.96	294,723	3.86
Mortgage	1,854,794	78.37	1,235,001	67.63	1,748,122	67.97
Commercial	636,689	18.85	429,525	27.94	417,198	27.69

Total	$3,026,195	100.00%	$1,826,272	100.00%	$2,468,476	100.00%

Non-interest Revenue

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Non-interest revenue totaled $1.0 million for the three months ended September 30, 2011, an increase of $712,555 or 234.98% from the 2010 amount of $303,246.  Non-interest revenue for the three months ended September 30, 2011 and September 30, 2010 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, and other fees and commissions including revenues with respect to Pointer Ridge.  Non-interest revenue for the three months ended September 30, 2011 also included gains on sales or calls of investment securities, gains on other real estate owned and gains on disposal of assets.  The primary cause of the increase in non-interest revenue was the acquisition of MB&T which was supplemented by growth in legacy bank customers and services.   This acquisition was the major contributor to the increase in service charges and other fees and commissions.  During the period, we had calls on investment securities that provided gains of $72,252.   Earnings on bank owned life insurance increased because of the addition of the MB&T bank owned life insurance policies and because during the period we recorded an approximately $213,000 non-recurring gain that occurred due to the loss of a colleague during the period.  During the period, we sold one property in other real estate owned that we acquired from MB&T and recorded a gain.  Pointer Ridge rent and other revenues declined as a result of loss of tenants in the building owned by Pointer Ridge.  The gain on disposal of assets was a result of the assets disposed of in the closure of one of the acquired MB&T branches.

The following table outlines the changes in non-interest revenue for the three month periods.

	September 30, 2011	September 30, 2010	$ Change	% Change
Service charges on deposit accounts	$380,065	$78,247	$301,818	385.72%
Gains on sales or calls of investment securities	72,252	-	72,252
Earnings on bank owned life insurance	356,281	83,963	272,318	324.33
Gains on sales of other real estate owned	45,595	-	45,595
Pointer Ridge rent and other revenue	45,611	78,126	(32,515)	(41.62)
Gains (losses) on disposal of assets	8,995	-	8,995
Other fees and commissions	107,002	62,910	44,092	70.09
Total non-interest revenue	$1,015,801	$303,246	$712,555	234.98%

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Non-interest revenue totaled $1.9 million for the nine months ended September 30, 2011, an increase of $990,824 or 114.26% from the 2010 amount of $867,188.  The increase in non-interest revenue during the period was primarily attributable to increases in service charges on deposit accounts, gains on sales or call of investment securities, and earnings on bank owned life insurance, partially offset by a $122,500 impairment on equity securities.  The primary cause of the increase in service charges on deposit accounts and other fees and commissions was the acquisition of MB&T and the resulting growth in customer services and deposits.  During the nine month period, we sold securities and had securities called which provided the gain on sales of investment securities.  We did not have any sales or calls of securities during the nine months ended September 30, 2010.  Earnings on bank owned life insurance increased because of the addition of the MB&T bank owned life insurance policies and because during the period we recorded an approximately $213,000 non-recurring gain that occurred due to the loss of a colleague during the period.  The loss of tenants in the building that Pointer Ridge owns caused the decline in the rent and other revenue that we earn from Pointer Ridge.  As noted above, a $122,500 impairment in an equity security owned by Old Line Bank prior to the acquisition partially offset these increases.  We charged the impairment against earnings because we believe that current market factors indicate this security is permanently impaired.  The loss on disposal of assets was a result of the assets disposed of in the closure of one of the acquired MB&T branches.

The following table outlines the changes in non-interest revenue for the nine month periods.

	September 30, 2011	September 30, 2010	$ Change	% Change
Service charges on deposit accounts	$859,300	$231,478	$627,822	271.22%
Gain on sales of investment securities	112,811	-	112,811
Permanent impairment on equity securities	(122,500)	-	(122,500)
Earnings on bank owned life insurance	557,669	254,071	303,598	119.49
Gains on sales of other real estate owned	48,580	-	48,580
Pointer Ridge rent and other revenue	159,551	206,825	(47,274)	(22.86)
Gain (loss) on disposal of assets	(5,160)	-	(5,160)
Other fees and commissions	247,761	174,814	72,947	41.73
Total non-interest revenue	$1,858,012	$867,188	$990,824	114.26%

Because of the acquisition of Maryland Bankcorp, the business development efforts of our lenders, managers and the new branches, we expect that customer relationships will continue to grow during the remainder of 2011.  We anticipate this growth will cause an increase in service charges on deposit accounts. We do not expect any additional non-recurring earnings on bank owned life insurance during the remainder of 2011 and anticipate these earnings will be comparable to the approximately $122,300 recorded in the three months ended June 30, 2011.  We plan to continue our efforts to sell other real estate owned from MB&T.  We are unable to predict the timing of those sales or any gains or losses that we may incur with the sale of those properties.

Non-interest Expense

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Non-interest expense increased $3.1 million for the three months ended September 30, 2011.  The following chart outlines the changes in non-interest expenses for the period.

	September 30, 2011	September 30, 2010	$ Change	% Change
Salaries	$2,248,065	$1,263,368	$984,697	77.94%
Employee benefits	782,443	319,550	462,893	144.86
Occupancy	746,356	330,752	415,604	125.65
Equipment	170,254	105,342	64,912	61.62
Data processing	232,530	126,412	106,118	83.95
Pointer Ridge other operating	134,526	111,791	22,735	20.34
FDIC insurance and State of Maryland assessments	143,680	130,595	13,085	10.02
Merger and integration	77,880	187,125	(109,245)	(58.38)
Core deposit premium	194,674	-	194,674
Other operating	1,422,758	493,277	929,481	188.43
Total non-interest expenses	$6,153,166	$3,068,212	$3,084,954	100.55%

Salaries, employee benefits, occupancy, equipment, data processing and other operating expenses increased primarily because of increased operating expenses resulting from the acquisition of MB&T.  As a result of the acquisition, we increased our number of employees by 86 and our branch network by nine.   Employee benefits also increased approximately $183,000 as a result of a non-recurring expense payable to the estate of a colleague who passed away during the period.  Pointer Ridge other operating expense increased primarily because of increased operating costs associated with the building.  Merger and integration costs include severance costs of approximately $35,630 and attorney, accounting and other professional fees of approximately $42,250 associated with the acquisition of MB&T.  The increase in FDIC insurance and State of Maryland assessments was a result of the additional assets acquired from MB&T.  This increase was partially offset by the change in the FDIC assessment base and rate calculation as required by the Dodd-Frank Act.  The increase in the core deposit premium expense was the result of the expense associated with the acquisition of MB&T and subsequent amortization of the core deposit intangible.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Non-interest expense increased $6.9 million for the nine months ended September 30, 2011.  The following chart outlines the changes in non-interest expenses for the period.

	September 30, 2011	September 30, 2010	$ Change	% Change
Salaries	$5,559,074	$3,559,727	$1,999,347	56.17%
Employee benefits	1,945,879	987,488	958,391	97.05
Occupancy	1,799,276	983,209	816,067	83.00
Equipment	434,629	311,370	123,259	39.59
Data processing	595,612	325,912	269,700	82.75
Pointer Ridge other operating	465,208	314,191	151,017	48.07
FDIC insurance and State of Maryland assessments	462,496	361,263	101,233	28.02
Merger and integration	545,154	187,125	358,029	191.33
Core deposit premium	389,349	-	389,349
Other operating	3,049,105	1,342,623	1,706,482	127.10
Total non-interest expenses	$15,245,782	$8,372,908	$6,872,874	82.08%

Salaries, employee benefits, occupancy, equipment, data processing and other operating expenses increased primarily because of increased operating expenses resulting from the acquisition of MB&T.  As a result of the acquisition, we increased our number of employees by 86 and our branch network by nine.  Employee benefits also increased approximately $183,000 as a result of a non-recurring expense payable to the estate of a colleague who passed away during the period.   Pointer Ridge other operating expense increased because of a one time increase in management fees, the charge off of rents due from a prior tenant and increased operating expenses associated with the building.  Merger and integration costs include severance costs of approximately $203,630 and attorney, accounting and other professional fees of approximately $341,524 associated with the acquisition of MB&T.  The increase in FDIC insurance and State of Maryland assessments was a result of the additional assets acquired from MB&T.  This increase was partially offset by the change in the FDIC assessment base and rate calculation as required by the Dodd-Frank Act.  The increase in the core deposit premium is the expense associated was the result of the acquisition of MB&T and subsequent amortization of the core deposit intangible.

For the remainder of 2011, we anticipate non-interest expenses will exceed last year’s expenses. During the remainder of 2011, we will continue to incur increased salary, benefits, occupancy, equipment and data processing expenses related to increased operational expenses associated with the merger of MB&T.  We have continued to focus our efforts on reducing the operating expenses and anticipate that we will continue to see reduction in these expenses from those reported in the three months ended September 30, 2011.  We expect that we may have minimal additional severance expenses during the remainder of 2011 and possibly the first quarter of 2012 as we continue to assess the staffing requirements of the combined organization.

Income Taxes

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Income tax expense was $737,405 (30.63% of pre-tax income) for the three months ended September 30, 2011 as compared to $265,299 (47.38% of pre-tax income) for the same period in 2010.   The decrease in the tax rate as a percentage of pre-tax income was primarily because of an increase in tax exempt income and tax deductible expenses.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Income tax expense was $1.7 million (34.48% of pre-tax income) for the nine months ended September 30, 2011 as compared to $765,431 (38.00% of pre-tax income) for the same period in 2010. The decrease in the tax rate as a percentage of pre-tax income was primarily because of an increase in tax exempt income and tax deductible expenses.

Net Income Available to Common Stockholders

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Net income available to common stockholders was $1.7 million or $0.25 per basic and diluted common share for the three month period ending September 30, 2011 compared to net income available to common stockholders of $312,565 or $0.08 per basic and diluted common share for the same period in 2010.  The increase in net income attributable to Old Line Bancshares for the 2011 period was primarily the result of a $4.2 million increase in net interest income and $712,555 increase in non-interest revenue.  These increases were partially offset by a $600,000 increase in the provision for loan losses, a $3.1 million increase in non-interest expense and a $472,106 increase in taxes.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Net income available to common stockholders was $3.4 million or $0.56 per basic and diluted common share for the nine month period ending September 30, 2011 compared to net income available to common stockholders of $1.3 million or $0.34 per basic and diluted common share for the same period in 2010.  The increase in net income attributable to Old Line Bancshares for the 2011 period was primarily the result of a $9.4 million increase in net interest income and a $990,824 increase in non-interest revenue.  These increases were partially offset by a $6.9 million increase in non-interest expense, a $560,000 increase in the provision for loan losses and a $963,574 increase in taxes for the same period in 2010.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262,000 of Student Loan Marketing Association (SLMA) stock.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently all of our investment securities are classified as available for sale because during the 2nd quarter of 2011, we sold a held to maturity security and, as required by accounting guidance, we reclassified all securities classified as held to maturity to available for sale.  We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  As a result of the acquisition of Maryland Bankcorp, we are currently in the process of reevaluating the investment portfolio to ensure that the securities acquired in the acquisition meet our investment criteria and provide adequate liquidity.  There are no trading securities in the portfolio.

The investment securities at September 30, 2011 amounted to $158.5 million, an increase of $103.7 million, or 189.23%, from the December 31, 2010 amount of $54.8 million.  As outlined above, at September 30, 2011, all securities were classified as available for sale.  At December 31, 2010, this balance was $33.1 million.  At September 30, 2011, we did not hold any held to maturity securities compared to $21.7 million on December 31, 2010.

The fair value of available for sale securities included net unrealized gains of $4.3 million at September 30, 2011 (reflected as unrealized gains of $2.6 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $450,758 ($272,956 net of taxes) as of December 31, 2010.  In general, the increase in fair value was a result of the acquisition of MB&T, changes in time to maturity and decreasing market rates.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

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

As part of the acquisition of MB&T, we also acquired investments held by their pension plan.  At September 30, 2011, accumulated other comprehensive income also included a $730,215 loss associated with these investments.

Loan Portfolio

Commercial loans and loans secured by real estate comprise the majority of the loan portfolio.  Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $216.1 million or 72.13% to $515.7 million at September 30, 2011 from $299.6 million at December 31, 2010.  Commercial business loans increased by $14.1 million (16.90%), commercial real estate loans increased by $111.4 million (72.59%), residential real estate loans increased by $69.9 million (258.14%), real estate construction loans (primarily commercial real estate construction and acquisition and development) increased by $19.7 million (80.86%) and consumer loans increased by $1.3 million (10.11%) from their respective balances at December 31, 2010.  During the first nine months of 2011, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period.  The $190.8 million of acquired loans were the primary cause of growth during the period although we also experienced an approximately $25.3 million growth in the legacy portfolio.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team along with the team from MB&T will continue to focus their efforts on business development during the remainder of 2011 and continue to grow the loan portfolio.  However, the current economic climate and the challenges associated with integrating MB&T into our organization may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)
	September 30, 2011		December 31, 2010

Real Estate
Commercial	$264,965	51.14%	$153,527	50.91%
Construction	44,090	8.51	24,378	8.08
Residential	96,987	18.72	27,081	8.98
Commercial	97,639	18.85	83,523	27.69
Consumer	14,402	2.78	13,080	4.34
	518,083	100.00%	301,589	100.00%
Allowance for loan losses	(3,026)		(2,469)
Deferred loan costs, net	682		486
	$515,739		$299,606

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have only two construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

Loans With Interest Paid From Loan Advances
(Dollars in thousands)

	September 30, 2011		December 31, 2010
	# of Borrowers		# of Borrowers
Hotels	1	$1,170	1	$979
Single family acquisition & development	1	1,405	1	2,336
	2	$2,575	2	$3,315

Management has identified additional potential problem legacy loans totaling $14.6 million that are complying with their repayment terms.  Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

As previously discussed in the provision for loan losses section of this report, at September 30, 2011, we had one legacy loan in the amount $1.2 million that was 90 days past due and was classified as non-accrual compared to three loans in the amount of $2.7 million at December 31, 2010.  At September 30, 2011, we have completed foreclosure on three properties that secured legacy loans and hold these properties in other real estate owned at a value of $1.9 million.  At September 30, 2011, we had 14 acquired non-performing loans totaling $4.3 million and other real estate owned totaling $2.2 million consisting of nine properties.  At September 30, 2011, we had two legacy loans totaling $307,060 past due 30-89 days, 17 acquired loans fair valued at $955,000 past due 30-89 days and five acquired loans fair valued at $1.4 million past due greater than 90 days.

The table below outlines the transfer of loans from and to non-accrual status for the nine month period:

Non-Accrual Loans September 30, 2011 (000's)
	Legacy Loans		Acquired Loans		Total
	# of Borrowers	Loan Balance	# of Borrowers	Loan Balance	Loan Balance
Beginning Balance December 31, 2010	3	$2,711	-	$-	$2,711
Acquired April 1, 2011	-	-	18	5,357	5,357
Transferred In	-	-	-	-	-
Payments received	-	-	(3)	(1,052)	(1,052)
Repossessed	(1)	(237)	-	-	(237)
Charged off	-	(495)	-	-	(495)
Transferred to other real estate owned	(1)	(810)	(1)	(50)	(860)
Ending balance non-accrual loans	1	$1,169	14	$4,255	$5,424

Non-Accrual Legacy Loans and Legacy Other Real Estate Owned

The only non-accrual legacy loan at September 30, 2011 had a balance of $1.2 million and is a residential land acquisition and development loan secured by real estate.  The non-accrued interest on this loan was $184,603 at September 30, 2011, none of which is included in interest income.  The borrower and the guarantor on this loan have filed bankruptcy.  We have received an appraisal that indicates the current value of the collateral that secures this loan is insufficient for repayment and are currently working towards obtaining a “lift stay” and foreclosure.  As previously mentioned, because we believe the collateral is insufficient to repay the original amount due on this loan of $1.6 million, we charged $446,980 to the allowance for loan losses and have an additional $65,000 of the allowance for loan losses specifically allocated to this loan.  We had identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the current carrying value and were awaiting ratification of this purchase from the bankruptcy court.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  We expect to proceed with foreclosure on the property that secures the promissory note.

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

The third loan was a luxury boat loan in the amount of $284,011.  The borrower on this loan filed bankruptcy.  During the 1st quarter of 2011, we repossessed the boat securing this loan.  At repossession, we obtained a survey on the boat to determine its value.  The collateral was insufficient to repay the loan balance.  We have charged approximately $50,000 to the allowance for loan losses and recorded the remaining value of the repossessed boat of $236,750 in other assets.

Non-Accrual Acquired Loans and Other Real Estate Owned

At September 30, 2011, we had 23 non-accrual acquired loans to 14 borrowers totaling $4.3 million.  Of these, the borrowers on 16 loans totaling $2.9 million are generally making monthly payments according to their contractual terms, albeit in a slow manner.  The loans were placed on non-accrual by MB&T because of their slow payment history and/or the industry was significantly impacted by the weaknesses in the economy. One additional loan with a carrying balance of $100,000 was paid in full in July 2011.  During the three months ended September 30, 2011, we received payment in full on three notes for the total principal balance of $1.1 million and transferred the value of $50,000 for one property to other real estate owned.

We have two borrowers owned by the same individual and the fair value of four loans totals $775,000. We were unable to conclude negotiations with the individual to obtain additional collateral that was satisfactory to us and we have proceeded with foreclosure.  Residential land secures these loans.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

We have one borrower with one note secured by commercial real estate and the fair value of the loan is $300,000.  The borrower recently exited from bankruptcy protection.  We plan to foreclose on this property. The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

We have one borrower with a loan secured by commercial real estate and the fair value of the loan is $250,000.  The borrower has filed bankruptcy and we are currently working towards obtaining a “lift stay” on the property that secures the loan. The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

We have one borrower with two loans secured by residential real estate and the fair value of the loans is $50,000.  The borrower on this loan has provided us a deed in lieu of foreclosure on the property.  We have a contract to purchase this property.  Assuming this borrower proceeds to settlement on these contracts, we will receive payment in full.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

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

The table below presents a breakdown of the non-performing loans, other real estate owned and accruing past due loans at September 30, 2011.

Non-Performing Assets
(Dollars in thousands)
September 30, 2011
	Legacy			Acquired			Total
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued	Account Balance
Real Estate
Commercial		$-	$-	8	$1,521	$1,013	$1,521
Construction	1	1,169	185	2	1,715	294	2,884
Residential		-	-	2	974	111	974
Commercial		-	-	2	44	33	44
Consumer		-	-	-	-	-	-
Total non-performing loans	1	1,169	185	14	4,254	1,451	5,423
Repossessions	1	237		-	-		237
Other real estate owned	3	1,972		8	2,154		4,126
Total non-performing assets	5	$3,378		22	$6,408		$9,786

Non-performing assets as a percentage of total assets		0.43%			0.82%		1.25%
Non-performing loans as a percentage of gross loans		0.23%			0.82%		1.05%

Accruing past due loans:
30-89 days past due	2	$307		17	$955		$1,262
90 or more days past due		-		5	1,388		1,388
Total accruing past due loans	2	$307		22	$2,343		$2,650

Ratio of accruing gross past due loans to total loans:
30-89 days past due		0.09%			0.55%		0.24%
90 or more days past due		0.00%			0.80%		0.27%
Total accruing past due loans		0.09%			1.35%		0.51%

Non-Performing Assets and Past Due Loans
Legacy
(Dollars in thousands)

	December 31, 2010
	#	Balance	Interest Not Accrued
Real Estate
Commercial	2	$2,427	$315
Construction	-	-	-
Residential	-	-	-
Commercial	-	-	-
Consumer	1	284	4
Other real estate owned	2	1,153	-
Total non-performing assets	5	$3,864	$319

Non-performing assets as a percentage of total assets		0.96%
Non-performing loans as a percentage of total gross loans		0.90%

Accruing past due loans:
30-89 days past due	-	-
90 or more days past due	-	-
Total accruing past due loans	-	$-

Ratio of accruing past due loans to total loans:
30-89 days past due		-%
90 or more days past due		-
Total accruing past due loans		-%

Bank owned life insurance

We have invested $16.3 million in life insurance policies on our executive officers, other officers of the Bank, and retired officers of MB&T. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006.  During the first nine months of 2011, the cash surrender value of the insurance policies increased by $7.6 million as a result of the transfer of $7.5 million at fair value from MB&T and earnings which were partially offset by the payment of a death benefit that resulted from the loss of a colleague during the period.  There are no post retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $191,432 liability associated with the post retirement death benefits of the BOLI policies acquired from MB&T..

Prepaid pension

MB&T had an employee pension plan that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date.  This plan had excess assets over liabilities at acquisition date of $1,315,642 and we recorded this amount as an asset on our balance sheet on the acquisition date.  We also recorded the loss in the mark to market of plan investments of $730,215 in accumulated comprehensive income.  Effective August 1, 2011, we have notified all participants in the plan that we will terminate this plan.  We are currently in the process of liquidating the plan assets and expect to distribute the funds received from these liquidations to participants prior to December 5, 2011.  Until we have liquidated all plan assets, we are unable to predict any income or loss that may occur as a result of the termination.  However, at this time, we do not expect to incur any significant expenses with the termination of the plan.

Other real estate owned

As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).  We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.  As previously mentioned, during the three months ended September 30, 2011, we sold one property and recorded a gain on this sale of $45,595.  The following outlines the transactions in other real estate owned during the period (000’s).

Other Real Estate Owned
	Legacy	Acquired	Total
Beginning balance	$1,153,039	$-	$1,153,039
Acquired April 1, 2011	-	1,834,451	1,834,451
Transferred in	825,290	289,000	1,114,290
Investment in improvements	-	53,245	53,245
Sales	(5,591)	(23,000)	(28,591)
Total end of period	$1,972,738	$2,153,696	$4,126,434

Goodwill

During the 2nd quarter of 2011, we recorded goodwill of $116,723 associated with acquisition of Maryland Bankcorp.  As outlined in Footnote 2 of our financial statements, this amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.  During the 3rd quarter of 2011, the goodwill increased $25,000 as a result of additional liabilities that we identified during the period.

Core deposit intangible

As a result of the acquisition of Maryland Bankcorp, during the 2nd quarter of 2011, we recorded a core deposit intangible of $5.0 million.  This amount represented the premium that we paid to acquire MB&T’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  At September 30, 2011, the core deposit intangible was $4.6 million.

Deposits

 We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At September 30, 2011, the deposit portfolio had grown to $664.0 million, a $323.5 million or 95.01% increase over the December 31, 2010 level of $340.5 million.  Non-interest bearing deposits increased $108.7 million during the period to $176.2 million from $67.5 million primarily due to the acquisition of MB&T, the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts.  Interest-bearing deposits grew $214.8 million to $487.8 million from $273.0 million.  The growth in interest bearing deposits was the result of the acquisition of MB&T, expansion of existing customer relationships and new customers.  The following table outlines the growth in interest bearing deposits (000’s):

	September 30, 2011	December 31, 2010	$ Change	% Change
Certificates of deposit	$313,701	192,530	$121,171	62.94%
Interest bearing checking	114,487	70,998	43,489	61.25%
Savings	59,637	9,504	50,133	527.49%
Total	$487,825	$273,032	$214,793	78.670%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network.  Through this deposit matching network and its certificate of deposit and money market account registry service (CDARS), we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through CDARS on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  Generally, these deposits originate from local municipalities, homeowners’ associations or other similar type customers with whom we maintain a significant relationship.  We can also place deposits through this network without receiving matching deposits.  At September 30, 2011, we had $20.6 million in CDARS certificates of deposit and $11.9 million in CDARS money market accounts through the reciprocal deposit program compared to $21.1 million in certificates of deposit and $5.7 million in money market accounts at December 31, 2010.  We had received $36.8 million at September 30, 2011 and $31.8 million at December 31, 2010 in certificates of deposit through the CDARS network that were not reciprocal deposits.

Borrowings

Old Line Bancshares has available a $3 million line of credit secured by Old Line Bank stock. Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of September 30, 2011.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) that totaled $225.7 million at September 30, 2011 and $120.9 million at December 31, 2010.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide a collateral report to support borrowings.  The reported collateral consists of commercial and residential mortgage loans held in our portfolio.  The FHLB monitors the value of this reported collateral and performs audits on a regular basis.  At September 30, 2011, we have reported collateral to support up to $66.2 million of borrowings.  Of this, we had borrowed $10.0 million at September 30, 2011 and December 31, 2010, as outlined below.  This was the maximum amount that we had borrowed during the period ended September 30, 2011.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At September 30, 2011, Old Line Bank had $10.2 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.30% and $22.4 million outstanding in secured promissory notes with an average interest rate of 0.50%.  We recorded these secured promissory notes with the acquisition of MB&T.  At December 31, 2010, Old Line Bank had $5.7 million outstanding with an average interest rate of 0.50%.

At September 30, 2011 and December 31, 2010, Old Line Bank had two advances in the amount of $5 million each, from the FHLB totaling $10 million.

On December 12, 2007, Old Line Bank borrowed $5.0 million from the FHLB.  The interest rate on this advance is 3.3575% and interest is payable on the 12th day of each March, June, September and December, commencing on March 12, 2008.  On December 12, 2008, or any interest payment date thereafter, the FHLB has the option to convert the interest rate on this advance to a fixed rate three (3) month LIBOR.  The maturity date on this advance is December 12, 2012.

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

The following table outlines our borrowings as of September 30, 2011 and December 31, 2010.

Borrowings
	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Short term promissory notes	$10,190,607	0.30%	$5,669,332	0.50%
Repurchase agreements	22,415,000	0.50%	-
Total short term borrowings	32,605,607		5,669,332

FHLB advance due Dec. 2012	5,000,000	3.36%	5,000,000	3.36%
FHLB advance due Dec. 2012	5,000,000	3.12%	5,000,000	3.12%
Senior note, fixed at 6.28%	6,307,146	6.28%	6,371,947	6.28%
Total long term borrowings	$16,307,146		$16,371,947

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At September 30, 2011 and December 31, 2010, Pointer Ridge had borrowed $6.3 million and $6.4 million, respectively, under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.5% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

As part of the interest rate risk sensitivity analysis, the Asset and Liability Committee examines the extent to which Old Line Bank’s assets and liabilities are interest rate sensitive and monitors the interest rate sensitivity gap.  An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates.  The interest rate sensitivity gap is the difference between interest earning assets and interest bearing liabilities scheduled to mature or re-price within such time period.  A positive gap occurs when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A negative gap occurs when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap tends to adversely affect net interest income, while a positive gap tends to result in an increase in net interest income.  During a period of declining interest rates, a negative gap tends to result in an increase in net interest income, while a positive gap tends to adversely affect net interest income.  If re-pricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On September 30, 2011, we had $44.6 million in cash and due from banks, $14,157 in interest bearing accounts, and $720,898 in federal funds sold.  As of December 31, 2010, we had $14.3 million in cash and due from banks, $109,170 in interest bearing accounts, $180,536 in federal funds sold and other overnight investments and $297,000 in time deposits in other banks.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

During the turmoil in the financial markets in late 2008 and early 2009, some institutions experienced large deposit withdrawals that caused liquidity problems.  We did not have any significant withdrawals of deposits or any liquidity issues.  Although we plan for various liquidity scenarios, if there is greater turmoil in the financial markets or our depositors lose confidence in us, we could experience liquidity issues.

Capital

Our stockholders’ equity amounted to $66.3 million at September 30, 2011 and $37.7 million at December 31, 2010.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity increased during the nine month period primarily because of the capital received in the acquisition of Maryland Bankcorp of $17.8 million, the $6.3 million in capital received in the private placement in January of 2011, net income attributable to Old Line Bancshares, Inc. of $3.4 million, the $106,118 adjustment for stock based compensation awards and the $1.6 million after tax unrealized gain on available for sale securities.  These items were partially offset by the $548,897 common stock cash dividend.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2011 and December 31, 2010, are as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$42,103	$34,485
Real estate-undisbursed development and construction	23,888	11,512
Consumer	12,881	7,256
	$78,872	$53,253
Standby letters of credit	$8,299	$7,901

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

Commitments for real estate development and construction, which totaled $23.9 million, or 30.29% of the $78.9 million of outstanding commitments at September 30, 2011, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:
Three months ended September 30, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$8,344,575	4.91%	4.70%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	116,863	0.07	0.07
Loans	58,273	0.03	0.03
Total tax equivalent adjustment	175,136	0.10	0.10
Tax equivalent interest yield	$8,519,711	5.01%	4.80%

Three months ended September 30, 2010

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$3,524,954	3.86%	3.62%
Tax equivalent adjustment
Federal funds sold	1	0.00	0.00
Investment securities	12,113	0.01	0.01
Loans	28,851	0.03	0.03
Total tax equivalent adjustment	40,965	0.04	0.04
Tax equivalent interest yield	$3,565,919	3.90%	3.66%

Nine months ended September 30, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$19,403,012	4.58%	4.36%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	249,666	0.05	0.05
Loans	115,876	0.03	0.03
Total tax equivalent adjustment	365,542	0.08	0.08
Tax equivalent interest yield	$19,768,554	4.66%	4.44%

Nine months ended September 30, 2010

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$9,959,788	3.79%	3.54%
Tax equivalent adjustment
Federal funds sold	1	-	-
Investment securities	36,190	0.02	0.02
Loans	84,475	0.03	0.03
Total tax equivalent adjustment	120,666	0.05	0.05
Tax equivalent interest yield	$10,080,454	3.84%	3.59%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including anticipated increases in expenses as a result of the merger with Maryland Bankcorp, anticipated expenses in connection with termination of the MB&T employee pension plan, our expectations that income generated from the branches acquired in the merger, our new loan officers and our expanded market area will offset corresponding increased expenses, branch retention and expansion intensions, statements with respect to retention or severance of former MB&T personnel, statements regarding anticipated changes in revenue and expenses, increases in net interest income, hiring and acquisition possibilities, maintenance of our net interest margin, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, continued growth in customer relationships, sources of liquidity, the allowance for loan losses, expected loan, deposit and asset growth, losses on and our intentions with respect to our investment securities, planned foreclosures and anticipated payment on non-accrual loans, earnings on BOLI, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the businesses of Maryland Bankcorp may not be integrated into Old Line Bancshares successfully or such integration may be more difficult, time-consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized, or realized within the expected timeframe; potential disruption in our businesses, operations and customer and employee relationships as a result of the integration of Maryland Bankcorp’s business with our own; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2010, Old Line Bancshares’ registration statement on Form S-4 filed on November 8, 2010, and the Risk Factors section of our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2011.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.   Legal Proceedings

At September 30, 2011, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.   Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

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

Old Line Bancshares, Inc.

Date: November 10, 2011	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Christine M. Rush
Christine M. Rush, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)