Form 10-K
period 2011-12-31
OLD LINE BANCSHARES INC
filed 2012-03-30
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☑    No o

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☑ No

The aggregate market value of the common equity held by non-affiliates was $46.3 million as of June 30, 2011 based on a sales price of $8.38 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2011 as reported by the NASDAQ Stock Market LLC.

The number of shares outstanding of the issuer’s Common Stock was 6,817,694 as of March 1, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

OLD LINE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $761,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).  We own 62.50% of Pointer Ridge.

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

We are headquartered in Bowie, Maryland, approximately 10 miles east of Andrews Air Force Base and 20 miles east of Washington, D.C.  We engage in a general commercial banking business, making various types of loans and accepting deposits.  We market our financial services to small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients.  Our current primary market area is the suburban Maryland (Washington, D.C. suburbs) counties of Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s.  We also target customers throughout the greater Washington, D.C. metropolitan area.  Our branch offices generally operate six days per week from 8:00 a.m. until 7:00 p.m. on weekdays and from 8:00 a.m. until noon on Saturday.  None of our branch offices are open on Sunday.

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

Recent Business Developments

Merger with Maryland Bankcorp, Inc.

On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A. (MB&T). We converted each share of common stock of Maryland Bankcorp into the right to receive, at the holder’s election, $29.11 in cash or 3.4826 shares of Old Line Bancshares’ common stock. We paid cash for any fractional shares of Old Line Bancshares’ common stock and an aggregate cash consideration of $1.0 million.  The total merger consideration was $18.8 million.

In connection with the acquisition, MB&T was merged with and into Old Line Bank, with Old Line Bank the surviving bank.

The acquisition increased Old Line Bancshares, Inc.’s total assets by more than $349 million for total assets immediately after closing of approximately $750 million.  As a result of this acquisition Old Line Bank is the sixth largest independent commercial bank based in Maryland, with assets of more than $750 million and 19 full service branches serving five counties.

Branch Expansion Developments

The acquisition of MB&T added ten full service branches to Old Line Bank’s existing ten branch network, enhanced our presence in Charles County and established a branch network in St. Mary’s and Charles Counties. We subsequently closed one of the branches in Charles County.

In 2009, we substantially completed our organic branch expansion efforts with the opening of two new branch locations.  On July 1, 2009, we opened a branch at 1641 State Route 3 North, Crofton, Maryland in Anne Arundel County.

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

On January 2, 2011, we executed an agreement to lease 3,682 square feet of space on the 1st floor of an office building, plus the area comprising the drive-thru banking facilities, located at 2530 Riva Road in Annapolis, Maryland.  We moved our current Annapolis branch to this new location during the second quarter of 2011.  We are currently evaluating alternative uses for the existing branch.

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

The acquisition of MB&T also significantly expanded our lending operations.  As a result of the acquisition, we added a lending production office in Lexington Park, St. Mary’s County, Maryland, a lending production office in Prince Frederick, Calvert, County, Maryland and consolidated MB&T’s Waldorf, Charles County, Maryland lending production office into our existing Waldorf lending production office.  This consolidation expanded our presence in Charles County, Maryland.

As anticipated, the acquisition, the addition of new lenders and our new branches caused an increase in non-interest expenses in 2011.  As a result of the addition of these individuals and branches, however, we also experienced an increased level of loan and deposit growth during 2011 that we expect will continue for the foreseeable future, which has provided and we expect will continue to provide increased interest income that exceeds their non-interest expenses.

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

Location and Market Area

We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s.  The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector.

Our headquarters and a branch are located at 1525 Pointer Ridge Place, Bowie, Prince George’s County, Maryland.  A critical component of our strategic plan and future growth is Prince George’s County.  Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents.  There are several national and international airports less than an hour away, as is Baltimore.  We currently have seven branch locations and three loan production offices in Prince George’s County.

Five of our branch offices and a loan production office are located in Charles County, Maryland.  Just 15 miles south of the Washington Capital Beltway, Charles County is the gateway to Southern Maryland.  The northern part of Charles County is the “development district” where the commercial, residential and business growth is focused.  Waldorf, White Plains and the planned community of St. Charles are located here.

Two of our branch offices are located in Anne Arundel County, Maryland.  We have one in Annapolis that we opened in September 2008 that we relocated and expanded to include a loan production office in 2011.  We have another branch that we opened in Crofton in July 2009.  Anne Arundel County borders the Chesapeake Bay and is situated in the high tech corridor between Baltimore and Washington, D.C.  With over 534 miles of shoreline, it provides waterfront living to many residential communities.  Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County.  Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.

As a result of the acquisition of MB&T, in April 2011, we expanded our branch network to encompass the southern Maryland counties of Calvert and St. Mary’s.  The unemployment rates in Calvert and St. Mary’s counties are among the lowest in the state of Maryland and also consistently rank below the national average.

Calvert County is located approximately 25 miles southeast of Washington, D.C. Calvert County is one of  several Maryland counties that comprise the Washington Metropolitan Area and is adjacent to Anne Arundel, Prince George’s, St. Mary’s and Charles Counties.  Major employers in Calvert County include municipal and government agencies and Constellation Energy.  We have two branches and a loan production office in Calvert County.

In St. Mary’s County, we have three branches and a loan production office.  St. Mary’s County is located approximately 35 miles southeast of Washington, D.C. It is adjacent to Charles, Calvert and St. Mary’s counties and is home to the Patuxent River Naval Air Station, a major naval air testing facility on the east coast of the United States.

Lending Activities

General. Our primary market focus is on making loans to small and medium size businesses, entrepreneurs, professionals, consumers and high net worth clients in our primary market area.  Our lending activities consist generally of short to medium term commercial business loans, commercial real estate loans, real estate construction loans, home equity loans and consumer installment loans, both secured and unsecured.  As a niche lending product, prior to 2008, we provided luxury boat financing to individuals, who generally tended to be high net worth individuals.  These boats are generally Coast Guard documented and have a homeport of record in the Chesapeake Bay or its tributaries.

Credit Policies and Administration.  We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans.  Our lending staff follows pricing guidelines established periodically by our management team.  In an effort to manage risk, prior to funding, the loan committee consisting of our executive officers and eight members of the Board of Directors must approve by a majority vote all credit decisions in excess of a lending officer’s lending authority. Management believes that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial condition of our borrowers and the concentrations of loans in the portfolio.

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

Construction lending entails significant risks compared with residential mortgage lending.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction.  The value of the project is estimated prior to the completion of construction.  Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan to value ratios.  To mitigate these risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property.  We generally only offer real estate construction financing to experienced builders and commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take out”.  We also perform a complete analysis of the borrower and the project under construction.  This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take out”, the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral.   During construction, we advance funds on these loans on a percentage of completion bases.  We inspect each project as needed prior to advancing funds during the term of the construction loan.

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

Consumer Installment Lending

Luxury Boat Loans. We offer various types of secured and unsecured consumer loans.  Prior to 2008, a primary aspect of our consumer lending was financing for luxury boat purchases.  Although we continue to maintain a portfolio totaling approximately $8.9 million of these loans and would consider making such loans in the future if borrowers were to apply for them, we have not originated any substantive new marine loans since the third quarter of 2007.  These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets.  Further, payment on these loans depends on the borrower’s continuing financial stability.  Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay.  To mitigate these risks, we have more stringent underwriting standards for these loans than for other installment loans.  As a general guideline, the individual’s debt service should not exceed 36% of his or her gross income, the individual must own a home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%.  To ascertain value, we generally receive a survey of the boat from a qualified surveyor and/or a current purchase agreement and compare the determined value to published industry values.  The majority of these boats are United States Coast Guard documented vessels and we obtain a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title.

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

Many of the loans that we acquired from MB&T do not adhere to the stringent underwriting standards that we maintain.  Accordingly, during our due diligence process, we evaluated these loans using our underwriting standards and discounted the book value of these loans.  This discounted book value was subsequently incorporated into our initial purchase price.

Lending Limit.  As of December 31, 2011, our legal lending limit for loans to one borrower was approximately $9.5 million.  As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions.  This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure.  However, this strategy may not always be available.

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

As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure.  We do use brokered deposits as a funding mechanism.  Our primary source of brokered deposits is the  Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account and money market registry services, we obtained the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network.  During 2009 and 2010, we also purchased brokered certificates of deposit from other sources.  We did not purchase brokered deposits from any other source in 2011.

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

Employees

As of March 1, 2012, Old Line Bank had 158 full time and 19 part time employees.  No collective bargaining unit represents any of our employees and we believe that relations with our employees are good.  Old Line Bancshares, Inc. has no employees.

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

Old Line Bank

Old Line Bank is a Maryland chartered trust company (with all of the powers of a commercial bank), is a member of the Federal Reserve System, and the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) insures its deposit accounts up to the maximum legal limits.  It is subject to regulation, supervision and regular examination by the Maryland Office of the Commissioner of Financial Regulation (“Commissioner”) and the Federal Reserve Board.  The regulations of these various agencies govern most aspects of Old Line Bank’s business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.  The Dodd-Frank Act transferred responsibility for the implementation of financial consumer protection laws to a new independent agency in the Federal Reserve Board.  The new agency, the Consumer Financial Protection Bureau, will issue rules and regulations governing consumer financial protection.  However, depository institutions of less than $10 billion in assets, such as Old Line Bank, will continue to be examined for compliance with consumer protection laws by the Commissioner and Federal Reserve Board, which will also have enforcement authority.

Capital Adequacy Guidelines

The Federal Reserve Board has adopted risk based capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising banks and in analyzing bank regulatory applications.  Risk based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off balance sheet items.

Old Line Bank is expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier I) and supplementary capital (Tier II)) to risk weighted assets of 8%.  At least half of this amount (4%) must be in the form of Tier I Capital.  In general, this requirement is similar to the capital that a bank must have in order to be considered “adequately capitalized” under the prompt corrective action regulations.  See “– Prompt Corrective Action.”  Old Line Bank currently complies with this minimum requirement.

Tier I Capital generally consists of the sum of common stockholders’ equity, noncumulative perpetual preferred stock including any related surplus (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier I Capital), and minority interest in the equity accounts of consolidated subsidiaries, less goodwill and other intangible assets subject to certain exceptions.”  Tier II Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier I Capital; term subordinated debt and intermediate term preferred stock including related surplus, subject to certain limitations; and, subject to limitations, general allowances for loan losses.  Assets are adjusted under the risk based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans, and 200% for assets with relatively high credit risk, such as asset backed securities one category below investment grade.

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

Maryland Regulatory Assessment

The Maryland Commissioner of Financial Regulation in the Department of Labor, Licensing and Regulation assesses state chartered banks to cover the expense of regulating banking institutions.  The Commissioner assesses each banking institution the sum of $1,000, plus $0.08 for each $1,000 of assets of the institution over $1,000,000, as disclosed on the banking institution’s most recent financial report.  In 2011, we paid $42,529 to the Maryland Commissioner of Financial Regulation.

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

In addition, Old Line Bank is subject to the provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board (collectively, “Regulation W”), which limit the amount of loans or extensions of credit to, investments in, or certain other transactions with, affiliates, and limits the amount of advances to third parties collateralized by the securities or obligations of affiliates.  Regulation W limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of Old Line Bank and also limits the aggregate amount of transactions with all affiliates to 20% of capital and surplus.  Loans and certain other extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Regulation W, and the purchase of low quality assets from affiliates is generally prohibited.

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

Old Line Bank also is subject to the restrictions contained in Sections 22(g) and 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder (collectively, “Regulation O”), which govern loans and extensions of credit to executive officers, directors and principal stockholders.  Under Regulation O, loans to a director, an executive officer or a greater than 10% stockholder of a bank as well as certain affiliated interests of any of the foregoing may not exceed, together with all other outstanding loans to such person and affiliated interests, the loans to one borrower limit applicable to national banks (generally 15% of the institution’s unimpaired capital and surplus), and all loans to all such persons in the aggregate may not exceed the institution’s unimpaired capital and unimpaired surplus.  Regulation O also prohibits the making of loans in an amount greater than $25,000 or 5% of capital and surplus but in any event not over $500,000, to directors, executive officers and greater than 10% stockholders of a bank, and their respective affiliates, unless such loans are approved in advance by a majority of the Board of Directors of the bank with any interested director not participating in the voting.  Further, Regulation O requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as those that are offered in comparable transactions to unrelated third parties unless the loans are made pursuant to a benefit or compensation program that is widely available to all employees of the bank and does not give preference to insiders over other employees.  Regulation O also prohibits a depository institution from paying overdrafts over $1,000 of any of its executive officers or directors unless they are paid pursuant to written preauthorized extension of credit or transfer of funds plans.  Regulation O also has special rules for loans to executive officers, and generally prohibits the making of such loans in an amount greater than $25,000 or 2.5% of capital and surplus but in any event not over $100,000 unless such loan meets certain collateralization requirements or is made to finance the education of the executive officer's children, or to finance or refinance the executive officer’s residence.

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

Loans to One Borrower

Old Line Bank is subject to the statutory and regulatory limits on the extension of credit to one borrower.  Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of Old Line Bank’s unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

Liquidity

Old Line Bank is subject to the reserve requirements imposed by the State of Maryland.  A Maryland commercial bank is required to have at all times a reserve equal  to at least 15% of its demand deposits.  Old Line Bank is also subject to the reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions.  Specifically, as of December 31, 2011, amounts in transaction accounts above $10.7 million and up to $58.8 million must have reserves held against them in the ratio of three percent of the amount.  Amounts above $58.8 million require reserves of $1,443,000 plus 10% of the amount in excess of $58.8 million.  For 2012, amounts in transaction accounts above $11.5 million and up to $71.0 million must have reserves held against them in the ratio of three percent of the amount.  Amounts above $71.0 million require reserves of $1,785,000 plus 10 percent of the amount in excess of $71.0 million.  The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Regulation D.  Old Line Bank is in compliance with its reserve requirements.

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

Community Reinvestment Act

Old Line Bank is required to comply with the Community Reinvestment Act (“CRA”) regardless of its capital condition.  The CRA requires that, in connection with its examinations of Old Line Bank, the Federal Reserve Board evaluates the record of Old Line Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  These factors are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility.  The CRA also requires all institutions to make public disclosure of their CRA ratings.  Old Line Bank received a “Satisfactory” rating in its latest CRA examination.

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

In addition, federal law currently contains extensive customer privacy protection provisions.  Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information.  These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure.  Further, under the “Interagency Guidelines Establishing Information Security Standards,” banks must implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer information.  Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the previously mentioned Dodd-Frank Act was signed into law.  The Dodd-Frank Act contains a wide variety of provisions affecting the regulation of depository institutions in addition to those already mentioned.  Those include restrictions related to mortgage loan originations, risk retention requirements as to securitized loans and the noted newly created consumer protection agency.   The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital must be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  The Dodd-Frank Act also addresses many investor protections, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Old Line Bancshares, Inc.  The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials.

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

Bank Holding Company Regulation

As a bank holding company, Old Line Bancshares, Inc. is subject to regulation and examination by the Maryland Office of the Commissioner of Financial Regulation and the Federal Reserve Board.  Old Line Bancshares, Inc. is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”).  Among other things, the BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution.  The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment.  As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock.  Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock.  Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes.  If a party’s ownership of Old Line Bancshares, Inc. were to exceed certain thresholds, the investor could be deemed to “control” Old Line Bancshares, Inc. for regulatory purposes.  This could subject the investor to regulatory filings or other regulatory consequences.

Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, Old Line Bancshares, Inc. may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve Board prior to engaging in most new business activities.  In addition, bank holding companies like Old Line Bancshares, Inc. must be well capitalized and well managed in order to engage in the expanded financial activities permissible only for a financial holding company.

Federal banking regulators have adopted risk-based capital guidelines for bank holding companies.  Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of the total capital is required to be Tier 1 capital, consisting principally of common stockholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill.  The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.  In addition to the risk-based capital guidelines, the federal banking regulators established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies.  These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a leverage ratio of at least 4%.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent.

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

Forward Looking Statements

Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors”, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report.  These forward-looking statements include statements regarding the impact of our merger with Maryland Bankcorp going forward, changes in and future revenues, income, expenses and non-interest income, improved earnings and stockholder value, retention of existing branches, our growth and expansion strategy, liquidity, loan, deposit, asset and customer growth, maintaining the net interest margin during 2012 and beyond, borrowers continuing to stay current on their loans,  continued use of brokered deposits, losses on non-accrual loans, our expectation with respect to earnings on our bank owned life insurance policies partially offsetting certain expenses and obligations, our expectation with respect to ratification of the sale of a foreclosed property with respect to a non-accrual loan and our plan to foreclose on the property securing another non-accrual loan, that we plan to continue efforts to sell acquired and legacy real estate owned, potential regulatory changes, the impact of new accounting guidance, the allowance for loan losses, interest rate sensitivity, market risk, the status of the unrealized losses in our investment portfolio and business, financial and other goals.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts.  When you read a forward-looking statement, you should keep in mind the risk factors described below and any other information contained in this annual report, which identifies a risk or uncertainty.  Our actual results and the actual outcome of our expectations and strategies could be different from that described in this annual report because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements.  All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to make any revisions to the forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

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

Risk Factors Related to the Merger with Maryland Bankcorp

We may fail to realize all of the anticipated benefits of the merger.  As discussed above in “Item 1-Business”, in April 2011 we acquired Maryland Bankcorp.  The ultimate success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses with Maryland Bankcorp’s.  To realize these anticipated benefits and cost savings, however, we must successfully complete the combination of these businesses.  If we are unable to achieve these objectives, we may not fully realize the anticipated benefits and cost savings of the merger or they may take longer to realize than expected.

It is possible that the continuing integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain our relationships with our clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.  Integration efforts between the two companies may, to some extent, continue to divert management attention and resources.  These integration matters could have an adverse effect on us during the remaining transition period.

We may not have adequately assessed the fair value of the acquired assets and liabilities.  Current accounting guidance requires that we record assets and liabilities at their estimated fair values on the purchase date.  In accordance with accounting for business combinations, we included the credit losses evident in the fair value of loans at the date of our acquisition of MB&T and eliminated the allowance for loan losses maintained by MB&T at the acquisition date.  The determination of fair value requires that we consider a number of factors including the remaining life of the acquired loans and deposits, estimated prepayments or withdrawals, estimated loss ratios, estimated value of the underlying collateral, and the net present value of expected cash flows. Actual deviations from these predicted cash flows, maturities or repayments or the underlying value of the collateral may mean that our present value determination is inaccurate.  This may cause fluctuations in interest income, non-interest income, provision expense, interest expense and non-interest expense and negatively impact our results of operations.

Risk Factors Relating to Old Line Bancshares’ Business

If economic conditions deteriorate further, our borrowers’ ability to repay loans declines and the value of the collateral securing our loans decreases.  These conditions could adversely affect our results of operations and financial condition. Changes in prevailing economic conditions, including declining real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results.  While the recession has officially ended and there continues to be evidence of improvement in the economy, it remains unclear when conditions will improve to the extent that they will positively impact borrowers’ ability to repay their loans in general and demand for loans overall.  Although signs of stability have emerged, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future.  Although we have seen limited and sporadic pockets of price stability or even appreciation in our market area, there remains potential for future decline in real estate values.  Because real estate related loans comprise a significant portion of our loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.  Although the adverse economic climate during the past four years has not severely impacted us due to our strict underwriting standards, further adverse changes in the economy, including increased unemployment or the economy moving back into a recession, could have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If U.S. markets and economic conditions do not significantly improve or further deteriorate, it could adversely affect our liquidity.  Old Line Bank must maintain sufficient liquidity to ensure cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes.  We obtain funding through deposits and various short term and long term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta and others.  Economic uncertainty and disruptions in the financial system may adversely affect our liquidity.  Dramatic declines in the housing market during the past four years, falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write downs by financial institutions, including government sponsored entities and investment banks.  These investment write downs have caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity.  To mitigate this risk, we closely monitor our liquidity and maintain a line of credit with the Federal Home Loan Bank and have received approval to borrow from the Federal Reserve Bank of Richmond.

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

The recently enacted Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.  In July 2010, President Obama signed into law the Dodd-Frank Act.  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry.  Among other things, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), includes provisions affecting corporate governance and executive compensation disclosure at all Securities and Exchange Commission (“SEC”) reporting companies, allows financial institutions to pay interest on business checking accounts, broadens the base for FDIC insurance assessments, and includes new restrictions on how mortgage brokers and loan originators may be compensated.  The Dodd-Frank Act requires the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions.  We will not know the full impact of the Dodd-Frank Act on our business for years until regulations implementing the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.  Further, if the industry responds to provisions allowing financial institutions to pay interest on business checking accounts by competing for those deposits with interest bearing accounts, this may put some degree of downward pressure on our net interest margin during 2012 and beyond.

Because we serve a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse.  Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s.  We have expanded in the counties in which we have historically operated and into Calvert and St. Mary’s Counties, Maryland and may expand in contiguous northern and western counties, such as Montgomery County and Howard County, Maryland.  However, broad geographic diversification is not currently part of our community bank focus.  Overall, during the last four years, the business environment negatively impacted many businesses and households in the United States and worldwide.  Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values.  As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. Our larger competitors serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.  Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans.  Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

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

Our concentrations of loans in various categories may also increase the risk of credit losses. We currently invest more than 25% of our capital in various loan types and industry segments, including commercial real estate loans and loans to the hospitality industry (hotels/motels). While recent declines in the local commercial real estate market have not caused the collateral securing our loans to exceed acceptable loan to value ratios, a further deterioration in the commercial real estate market could cause deterioration in the collateral securing these loans and/or a decline in our customers’ earning capacity.  This could negatively impact us.  Although we have made a large portion of our hospitality loans to long term, well established operators in strategic locations, a continued decline in the occupancy rate in these facilities could negatively impact their earnings.  This could adversely impact their ability to repay their loan which would adversely impact our net income.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio.  Management, through a periodic review and consideration of the loan portfolio, determines the amount of the allowance for loan losses.  Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, even under normal economic conditions, we cannot predict such losses with certainty.  The unprecedented volatility experienced in the financial and capital markets during the last four years makes this determination even more difficult as processes we use to estimate the allowance for loan losses may no longer be dependable because they rely on complex judgments, including forecasts of economic conditions that may not be accurate.  As a result, we cannot be sure that our allowance is or will be adequate in the future.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our earnings will suffer.

As of December 31, 2011, commercial and industrial, construction, and commercial real estate mortgage loans comprise approximately 79.64% of our loan portfolio.  These types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans.  A deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The market value of our investments could negatively impact stockholders’ equity.  We have designated all of our investment securities portfolio (and 19.95% of total assets) at December 31, 2011 as available for sale.  We “mark to market” temporary unrealized gains and losses in the estimated value of the available for sale portfolio and reflect this adjustment as a separate item in stockholders’ equity, net of taxes.  As of December 31, 2011, we had temporary unrealized gains in our available for sale portfolio of $2.4 million (net of taxes).  As a result of the recent economic recession and the continued economic slowdown, several municipalities continue to report budget deficits and companies continue to report lower earnings.  These budget deficits and lower earnings could cause temporary and other than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.

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

We face limits on our ability to lend.  The amount of our capital limits the amount that we can loan to a single borrower.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2011, we were able to lend approximately $9.5 million to any one borrower.  This amount is significantly less than that of many of our competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available.  We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Additional capital may not be available when needed or required by regulatory authorities. Federal and state regulatory authorities require us to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance future acquisitions, if any, or we may otherwise elect or our regulators may require that we raise additional capital.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control.  Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital.  Accordingly, we may not be able to raise additional capital if needed or on terms that are favorable or otherwise not dilutive to existing stockholders.  If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.  We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, and inhibit current and potential customers from our Internet banking services, any of all of which could have a material adverse effect on our results of operations and financial condition. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing, but there can be no assurance that such security measures will be effective in preventing such breaches, damage or failures. We continue to investigate cost effective measures as well as insurance protection; there is no guarantee, however, that such insurance, if obtained, would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

Consumers may decide not to use banks to complete their financial transactions.  Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B.                Unresolved Staff Comments

Not applicable as we are not an accelerated filer or large accelerated filer.

Item 2.	Properties

As of December 31, 2011, we operate a total of 19 branch locations and seven loan production offices.  Our headquarters is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County.  Pointer Ridge Office Investment, LLC, an entity in which we have an approximately $761,000 investment and a 62.50% ownership interest owns this property.  Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge.

Legacy Branches
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bowie Suite 100	1525 Pointer Ridge Place Bowie, Maryland	6/2006	2,557	$7,166	13 years	(2) 5years

Bowie Suite 300	1525 Pointer Ridge Place Bowie, Maryland	6/2006	5,449	$13,373	13 years	(2) 5years

Bowie Suite 400	1525 Pointer Ridge Place Bowie, Maryland	6/2006	11,053	$26,695	13 years	(2) 5years

Old Line Centre	12080 Old Line Centre Waldorf, Maryland	11/1989	2,048	$5,142	10 years	(2) 5years

Accokeek	15808 Livingston Road Accokeek, Maryland	12/1995	1,218	Owned

Crain Highway	2995 Crain Highway Waldorf, Maryland	6/1999	8,044	Owned

Clinton	7801 Old Branch Avenue Clinton, Maryland	9/2002	2,550	$2,807	10 years	(3) 5years

College Park 4th Floor	9658 Baltimore Avenue College Park, Maryland	7/2005	1,268	$3,215	10 years	(2) 5 years

College Park 1st Floor	9658 Baltimore Avenue College Park, Maryland	3/2008	1,916	$5,464	10 years	(2) 5 years

Greenbelt	6421 Ivy Lane Greenbelt, Maryland	9/2009	33,000	$8,825	30 years	(2) 10 years

Annapolis	2530 Riva Road Annapolis, Maryland	9/2011	3,899	$9,748	10yrs 7mo	(2) 5 years

Annapolis	167-U Jennifer Road Annapolis, Maryland	9/2008	1,620	$5,606	5 years	(1) 5 years

Crofton	1641 Maryland Route 3 North Crofton, Maryland	7/2009	2,420	$7,161	10 years	(3) 5 years

The following table outlines the properties we acquired on April 1, 2011

Properties Acquired April 1, 2011
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option

Bryans Road	7175 Indian Head Highway Bryans Road, Maryland	5/1964	3,711	$ 7,939	20 years	N/A

California	22741 Three Notch Road California, Maryland	4/1985	3,366	$ 6,249	20 years	none

Callaway	20990 Point Lookout Road Callaway, Maryland	8/2005	1,795	Owned

Fort Washington	12740 Old Fort Road Fort Washington, Maryland	2/1973	2,800	$ 6,331	5 years	N/A

La Plata	101 Charles Street La Plata, Maryland	4/1974	2,910	$ 8,405	15 years	(3) 10 years

Leonardtown Road	3135 Leonardtown Road Waldorf, Maryland	6/1963	7,076	Owned
Lexington Park	46930 South Shangri La Drive Lexington Park, Maryland	6/1959	7,763	$ 10,767	20 years	N/A

Prince Frederick	691 Prince Frederick Beulvald Prince Frederick, Maryland	8/1999	3,400	$ 9,124	20 years	N/A

Solomons	80 HolidayDrive Solomons, Maryland	2/1998	2,194	$ 4,294	20 years	N/A

Waldorf Operations	3220 Old Washington Road Waldorf, Maryland	12/1988	21,064	Owned

Item 3.	Legal Proceedings

From time to time, Old Line Bancshares, Inc. or Old Line Bank may be involved in litigation relating to claims arising out of its normal course of business.  We do not have any material pending legal matters or litigation for Old Line Bank or Old Line Bancshares, Inc.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

The table below shows the high and low sales information as reported on the Nasdaq Capital Market.  The quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not represent actual transactions.

	Sale Price Range

	High	Low
2011
First Quarter	$10.45	$7.45
Second Quarter	9.49	8.22
Third Quarter	8.43	6.64
Fourth Quarter	8.25	6.83

2010
First Quarter	$7.65	$6.20
Second Quarter	8.09	7.44
Third Quarter	8.99	7.02
Fourth Quarter	8.99	7.26

As of December 31, 2011, there were 6,817,694 shares of common stock issued and outstanding held by approximately 465 stockholders of record.   There were 325,331 shares of common stock issuable on the exercise of outstanding stock options, 312,145 of which were exercisable.  The remaining are exercisable as follows:

Date Exercisable	# of Shares
May 7, 2012	2,000
January 27, 2012	5,593
January 27, 2013	5,593
Total	13,186

Dividends

We have paid the following dividends on our common stock during the years indicated:

	2011	2010
March	$0.03	$0.03
June	0.03	0.03
September	0.03	0.03
December	0.04	0.03
Total	$0.13	$0.12

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

We did not repurchase any of our securities during the quarter ended December 31, 2011.

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

December 31,	2011	2010	2009
	(Dollars in thousands except per share data)
Earnings and dividends:
Interest revenue	$32,321	$18,509	$17,096
Interest expense	5,219	4,943	5,580
Net interest income	27,101	13,566	11,516
Provision for loan losses	1,800	1,082	900
Non-interest revenue	2,741	1,352	1,820
Non-interest expense	20.884	11,409	9,257
Income taxes	1,927	997	1,056
Net income	5.232	1,430	2,123
Less: Net income (loss) attributable to the non-controlling interest	(148)	(73)	87
Net income attributable to Old Line Bancshares, Inc.	5,380	1,503	2,036
Net income available to common stockholders	5,380	1,503	1,550

Per common share data
Basic earnings	$0.86	$0.39	$0.40
Diluted earnings	0.86	0.38	0.40
Dividends paid	0.13	0.12	0.12
Common stockholders book value, period end	9.98	9.52	9.31
Common stockholders tangible book value, period end	9.28	9.52	9.31
Average common shares outstanding
Basic	6,223,057	3,880,060	3,862,364
Diluted	6,253,898	3,903,577	3,869,466
Common shares outstanding, period end	6,817,694	3,891,705	3,862,364

Balance Sheet Data:
Total assets	$811,042	$401,910	$357,219
Total loans, less allowance for loan losses	539,298	299,606	265,009
Total investment securities	161,785	54,786	33,819
Total deposits	690,768	340,527	286,348
Stockholders’ equity	68,040	37,054	35,941

Performance Ratios:
Return on average assets	0.79%	0.38%	0.60%
Return on average stockholders’ equity	9.37%	4.14%	5.22%
Total ending equity to total ending assets	8.39%	9.22%	10.06%
Net interest margin (1)	4.61%	3.86%	3.77%
Dividend payout ratio for period	15.3%	31.0%	22.7%

Asset Quality Ratios:
Allowance to period-end loans	0.69%	0.82%	0.93%
Non-performing assets to total assets	1.22%	0.96%	0.44%
Non-performing loans to allowance for loan losses	155.84%	109.81%	63.93%

Capital Ratios:
Tier I risk-based capital	10.6%	11.6%	12.8%
Total risk-based capital	11.3%	12.4%	13.7%
Leverage capital ratio	7.8%	9.2%	10.0%

(1)           See “Management’s Discussion and Analysis of Financial Condition and Results of Operating-Reconciliation of Non-GAAP Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $761,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.50% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 50% of this building for our main office and operate a branch of Old Line Bank from this address.

Summary of Recent Performance and Other Activities

In an economic climate that continues to present challenges for our industry, we are pleased to report significant strategic accomplishments during the year and that we produced results that demonstrate the quality and potential of our franchise.  Net income available to common stockholders, after inclusion of $574,321 in merger and integration expenses, was $5.4 million or $0.86 per basic and diluted common share for the year ending December 31, 2011 which represented a 258.03% increase over the prior year’s net income available to common stockholders of $1.5 million.

On April 1, 2011, we acquired Maryland Bankcorp, the parent company of MB&T.  This acquisition created the sixth largest independent commercial bank based in Maryland, with assets of more than $750 million and with 19 full service branches serving five counties.  Teams from both institutions have worked diligently to successfully join the two organizations.

The following highlights certain financial data and events that have occurred during 2011:

•	Our acquisition of Maryland Bankcorp became effective April 1, 2011.
•
Average total loans grew approximately $174.1 million or 60.98% for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010, primarily as a result of our acquisition of Maryland Bankcorp.

•
Average non-interest bearing deposits grew $78.0 million (143.54%) for the twelve months ended December 31, 2011 relative to the same period in 2010, primarily as a result of our acquisition of Maryland Bankcorp.

•	At December 31, 2011, we had two legacy loans (i.e. loans in our portfolio prior to the acquisition of Maryland Bankcorp) on non-accrual status in the amount of $1.2 million.
•	At December 31, 2011, we had 17 acquired loans (loans acquired from MB&T pursuant to the merger) on non-accrual status totaling $4.6 million

•	At year end 2011, we had four accruing legacy loans past due between 30 and 89 days in the amount of $744,610 and one accruing legacy loan past due 90 or more days in the amount of $34,370.
•	At December 31, 2011, we had 22 accruing acquired loans totaling $839,274 past due between 30 and 89 days.
•	At December 31, 2011, our book value was $9.98 per common share and a tangible book value was $9.28 per common share.
•	We maintained liquidity and by all regulatory measures remained “well capitalized”.
•	We increased the provision for loan losses by $718,000 during the year ended December 31, 2011 as compared to December 31, 2010.
•
As a result of the provision discussed above, and net charge offs for the twelve month period of $527,205, the allowance for loan losses increased to $3.7 million at December 31, 2011 from $2.5 million at December 31, 2010.

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

In accordance with accounting for business combinations, we have recorded the acquired assets and liabilities at their estimated fair value on April 1, 2011, the acquisition date.  The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable balance.  We will recognize the accretable balance as interest income over the remaining term of the loan.  We will recognize the non-accretable balance as the borrower repays the loan.  The accretion of the loan marks, along with other fair value adjustments to loans and to deposits, favorably impacted our net interest income by $2.2 million for the twelve months ended December 31, 2011.  We based the determination of fair value on cash flow expectations and/or collateral values.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  Change in our cash flow expectations could impact net interest income after provision for loan losses.  We will recognize any decline in expected cash flows as impairment and record a provision for loan losses during the period.  We will recognize any improvement in expected cash flows, as an adjustment to interest income.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million.  The amortization of this intangible asset decreased net income by $584,024 for the twelve months ended December 31, 2011, respectively.

The following summarizes the highlights of our financial performance for the twelve month period ended December 31, 2011 compared to the twelve month period ended December 31, 2010 (000’s):

Years Ended December 31,	2011	2010	$ Change	% Change

Net income available to common stockholders	$5,380	$1,503	$3,877	257.95%
Interest revenue	32,321	18,509	13,812	74.62
Interest expense	5,219	4,943	276	5.58
Net interest income after provision for loan losses	25,301	12,484	12,817	102.67
Non-interest revenue	2,741	1,352	1,389	102.74
Non-interest expense	20,884	11,409	9,475	83.05
Average total loans	459,530	285,465	174,065	60.98
Average interest earning assets	599,397	355,590	243,807	68.56
Average total interest bearing deposits	435,796	263,007	172,789	65.70
Average non-interest bearing deposits	132,326	54,335	77,991	143.54
Net interest margin (1)	4.61%	3.86%
Return on average equity	9.37%	4.14%
Basic earnings per common share	$0.86	$0.39	$0.47	120.51%
Diluted earnings per common share	0.86	0.38	0.48	126.32%
______________________________
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

Other Opportunities

We use the Internet and technology to augment our growth plans.  Currently, we offer our customers image technology, Internet banking with on-line account access and bill payer service. We provide selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us.  In order to support our growth, provide improved management information capabilities and enhance the products and services we deliver to our customers, during the first quarter of 2009, we began enhancing our core data processing systems.  We completed this process in April 2009.  We will continue to evaluate cost effective ways that technology can enhance our management, products and services.

We may take advantage of strategic opportunities presented to us via mergers occurring in our marketplace.  For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers.  We also continually evaluate and consider opportunities with financial service companies or institutions with which we may become a strategic partner, merge, or acquire.

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

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank east of Washington D.C.  While we remain uncertain whether the economy will continue to experience anemic growth or if the high unemployment rate and soaring national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets and our remaining borrowers will continue to stay current on their loans.  Now that we have substantially completed our planned branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy as we have with the Maryland Bankcorp acquisition.

As a result of this acquisition, we anticipate that salaries and benefits expenses and other operating expenses will continue to be higher than they were in 2011.  We have identified several areas within the former MB&T non-interest expense structure that we expect will provide expense reductions from those incurred since the acquisition date of April 1, 2011.  We began to realize some of these reductions during the fourth quarter of 2011 and anticipate that we will realize additional expense reductions during the first half of 2012.  We anticipate that, over time, income generated from the branches acquired in the merger, our new loan officers, and our expanded market area will offset any corresponding increases in expenses. We believe with our 19 branches, including the April 2011 addition of Maryland Bankcorp’s nine branches and staff, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

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

2011 compared to 2010

Net interest income after provision for loan losses for the twelve months ended December 31, 2011 increased $12.8 million or 102.67% to $25.3 million from $12.5 million for the same period in 2010. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities, an improvement in interest rates earned on interest earning assets, and a decline in interest paid on interest bearing liabilities. The accretion of the fair value adjustments positively impacted net interest income after provision for loan losses while the $718,000 increase in the provision for loan losses negatively impacted it.  The acquisition of MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Although a competitive rate environment and a low prime rate have caused lower market yields that have negatively impacted net interest income in 2011, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also contributed to the improvement in the net interest margin.

We offset the effect on net income caused by the low rate environment primarily by growing total average interest earning assets $243.8 million or 68.56% to $599.4 million for the twelve months ended December 31, 2011 from $355.6 million for the twelve months ended December 31, 2010.   The growth in average interest earning assets derived from a $174.0 million increase in average total loans and a $76.3 million increase in average investment securities.  The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities. The growth in average interest bearing liabilities resulted primarily from the $172.8 million increase in average interest bearing deposits which increased to $435.8 million for the twelve months ended December 31, 2011 from $263.0 million for the twelve months ended December 31, 2010.

Our net interest margin was 4.61% for the twelve months ended December 31, 2011 as compared to 3.86% for the twelve months ended December 31, 2010.  The yield on average interest earning assets increased 23 basis points during the period from 5.25% for the year ended December 31, 2010 to 5.48% for the year ended December 31, 2011.   This increase was primarily because we received a higher average rate on the loan portfolio and paid a 56 basis point lower rate on interest bearing liabilities.

During 2011, we successfully collected payments or payment in full on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30.  These payments occurred subsequent to the acquisition of MB&T on April 1, 2011 and were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Twelve Months Ended December 31, 2011
	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$150,497	0.03%
Mortgage loans	1,725,898	0.29%
Consumer loans	3,624	0.00%
Interest bearing deposits	324,991	0.05%
Total Fair Value Accretion	$2,205,010	0.37%

Non-interest bearing deposits are a primary source of funding for our investment and loan portfolios.  These deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the MB&T acquisition and growth generated from our legacy branch network, our average non-interest bearing deposits increased $78.0 million to $132.3 million during the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010. This was also a significant contributor to the improvement in the net interest margin as it allowed us to increase our level of interest earning assets which allowed us to increase interest income without a corresponding increase in interest bearing liabilities and interest expense.

With the branches acquired in the MB&T acquisition and increased recognition in St. Mary’s, Calvert, Charles, Prince George’s and Anne Arundel counties, the high level of non-interest bearing deposits and continued growth in these and interest bearing deposits, we anticipate that we will continue to grow earning assets during 2012.  If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during 2012 and beyond.  We also believe that we will continue to maintain the net interest margin in the range of 4.50% during 2012, although we will not be able to so maintain the net interest margin if we fail to collect on a significant portion of impaired acquired loans.  As a result of this growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during 2012, although there can be no guarantee that this will be the case.

One of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  As of July 21, 2011, the Dodd-Frank Act permits depository institutions to pay interest on business transaction and other accounts.  Although, we have not yet experienced any impact from this legislation on our operations, it is possible that interest costs associated with deposits could increase.

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

	Average Balances, Interest and Yields
Twelve Months Ended December 31,	2011			2010			2009
	Average			Average			Average
	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,511,838	$6,088	0.13%	$2,720,879	$7,258	0.27%	$458,457	$1,149	0.25%
Interest bearing deposits	11,617,100	35,954	0.31	19,837,453	188,361	0.95	17,004,299	270,290	1.59
Investment securities(1)(2)
U.S. Treasury	951,656	7,665	0.81	-	-	-	187,658	7,647	4.07
U.S. government agency	17,015,717	351,399	2.07	5,778,185	173,228	3.00	8,411,754	313,654	3.73
Mortgage backed securities	85,595,192	2,635,172	3.08	39,179,963	1,399,979	3.57	24,642,044	1,059,386	4.30
Municipal securities	19,232,924	1,100,704	5.72	2,351,798	117,062	4.98	2,540,562	126,752	4.99
Other	3,443,591	128,679	3.74	2,621,530	70,976	2.71	2,886,213	72,150	2.50
Total investment securities	126,239,080	4,223,619	3.35	49,931,476	1,761,245	3.53	38,668,231	1,579,589	4.08
Loans:(1)
Commercial	96,395,235	5,208,608	5.40	78,586,868	4,298,503	5.47	70,966,468	4,168,203	5.87
Mortgage	348,392,803	21,994,769	6.31	192,748,540	11,638,569	6.04	168,196,382	10,346,433	6.15
Consumer	14,741,474	1,400,154	9.50	14,129,643	775,337	5.49	15,399,539	856,562	5.56
Total loans	459,529,512	28,603,531	6.22	285,465,051	16,712,409	5.85	254,562,389	15,371,198	6.04
Allowance for loan losses	2,500,720	-		2,364,613	-		2,277,747	-
Total loans, net of allowance	457,028,792	28,603,531	6.26	283,100,438	16,712,409	5.90	252,284,642	15,371,198	6.09
Total interest earning assets(1)	599,396,810	32,869,192	5.48	355,590,246	18,669,273	5.25	308,415,629	17,222,226	5.58
Non-interest bearing cash	24,604,437			8,811,003			7,104,387
Premises and equipment	20,989,733			17,151,436			14,548,001
Other assets	32,537,952			12,470,229			11,904,806
Total assets(1)	$677,528,932			$394,022,914			$341,972,823
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$48,051,608	154,573	0.32	$8,692,555	27,487	0.32	$6,853,343	25,602	0.37
Money market and NOW	106,201,797	615,337	0.58	54,820,016	480,613	0.88	33,931,390	171,476	0.51
Other time deposits	281,542,957	3,619,784	1.29	199,494,261	3,412,238	1.71	180,866,687	4,356,021	2.41
Total interest bearing deposits	435,796,362	4,389,694	1.01	263,006,832	3,920,338	1.49	221,651,420	4,553,099	2.05
Borrowed funds	46,130,710	829,477	1.80	38,079,368	1,022,425	2.68	37,817,464	1,026,755	2.72
Total interest bearing liabilities	481,927,072	5,219,171	1.08	301,086,200	4,942,763	1.64	259,468,884	5,579,854	2.15
Non-interest bearing deposits	132,326,211			54,335,130			39,410,471
	614,253,283	5,219,171	0.85	355,421,330	4,942,763	1.39	298,879,355	5,579,854	1.87
Other liabilities	5,315,810			1,632,031			3,390,944
Non-controlling interest	517,639			640,378			692,144
Stockholders' equity	57,442,200			36,329,175			39,010,380
Total liabilities and stockholders' equity	$677,528,932			$394,022,914			$341,972,823
Net interest spread(1)			4.40			3.61			3.43
Net interest income(1)		$27,650,021	4.61%		$13,726,510	3.86%		$11,642,372	3.77%

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

Rate/Volume Variance Analysis

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2011 compared to 2010			2010 compared to 2009
	Variance due to:			Variance due to:

	Total	Rate	Volume	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(1,170)	$(4,599)	$3,429	$6,109	$79	$6,030
Interest bearing deposits	(152,407)	(94,383)	(58,024)	(81,929)	(121,656)	39,727
Investment Securities(1)
U.S. Treasury	7,665	-	7,665	(7,647)	-	(7,647)
U.S. government agency	178,171	(68,358)	246,529	(140,426)	(54,063)	(86,363)
Mortgage backed securities	1,235,193	(217,780)	1,452,973	340,593	(202,358)	542,951
Municipal securities	983,642	20,104	963,538	(9,690)	(293)	(9,397)
Other	57,703	31,622	26,081	(1,174)	5,731	(6,905)
Loans:
Commercial	910,105	(52,751)	962,856	130,300	(298,525)	428,825
Mortgage	10,356,200	552,902	9,803,298	1,292,136	(193,487)	1,485,623
Consumer	624,817	589,871	34,946	(81,225)	(11,408)	(69,817)
Total interest revenue (1)	14,199,919	756,628	13,443,291	1,447,047	(875,980)	2,323,027

Interest bearing liabilities:
Savings	127,086	484	126,602	1,885	(4,315)	6,200
Money market and NOW	134,724	(203,570)	338,294	309,137	168,213	140,924
Other time deposits	207,546	(978,552)	1,186,098	(943,783)	(1,358,323)	414,540
Borrowed funds	(192,948)	(381,257)	188,309	(4,330)	(11,410)	7,080
Total interest expense	276,408	(1,562,895)	1,839,303	(637,091)	(1,205,835)	568,744

Net interest income(1)	$13,923,511	$2,319,523	$11,603,988	$2,084,138	$329,855	$1,754,283

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

The provision for loan losses was $1.8 million for the twelve months ended December 31, 2011, as compared to $1.1 million for the twelve months ended December 31, 2010, an increase of $718,000 or 66.36%.  After completing the analysis outlined below, during the twelve month period ended December 31, 2011, we increased the provision for loan losses primarily because although our asset quality remained stable, we experienced approximately $50.0 million in organic growth in the legacy portfolio during the twelve months ended December 31, 2011 and the economy remained weak.  We have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.  Although there are no indicators that our legacy asset quality has deteriorated or changed in any manner, the addition of several new lenders from the acquisition, the increased size and complexity of the acquired portfolio and the anemic growth in the economy all contribute to increased uncertainty regarding the future performance of our borrowers.  As a result, our historical asset quality may not be an accurate indicator of our future performance.  Therefore, we determined that it was prudent to increase the allowance for loan losses.  Our legacy non-performing assets remain statistically low at 0.16% of total assets and we had only $744,610 of legacy loans past due between 30-89 days and $34,370 past due 90 days or more at year end.

The provision for loan losses was $1.1 million for the year ended December 31, 2010.  This represented a $182,000 or 20.22% increase as compared to $900,000 for the year ended December 31, 2009. After completing the analysis outlined below, we increased the provision for loan losses primarily because we had seen a modest increase in our historical losses over prior periods and some of our borrowers continued to report weaker profitability.  At year end 2010, we had three loans totaling $2.7 million past due and classified as non-accrual.  We had no other loans past due between 30-89 days.

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

During the year ended December 31, 2011, we charged approximately $446,000 related to a legacy real estate loan and a legacy consumer loan in the amount of $47,261 to the allowance for loan losses.  The borrower and guarantor on the real estate loan have filed bankruptcy.  During the first quarter of 2011, we charged $446,000 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337, which represented the fair value of the underlying collateral.  We have an additional $65,000 of the allowance for loan losses specifically allocated to this loan.  As outlined below, we anticipate ratification of the foreclosure will occur during the second quarter of 2012 and that we will receive approximately $966,000 from the sales proceeds and charge approximately $203,000 to the allowance for loan losses.  During the first quarter of 2011, we also repossessed a boat.  At the time of the repossession, in order to carry the boat at its fair value, we charged $47,261 to the allowance for loan losses.  We subsequently sold the boat and recorded an additional loss of approximately $120,000 in non-interest expense.  The remaining charges to the allowance for loan losses were primarily related to various immaterial acquired loans.  The recoveries recorded to the allowance for loan losses were all substantially recovered from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

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

The allowance for loan losses represents 0.69% of total loans at December 31, 2011, 0.82% of total loans at December 31, 2010 and 0.93% at December 31, 2009.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following table represents an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	2011			2010	2009
Years Ended December 31,	Acquired	Legacy	Total	Legacy	Legacy
Balance, beginning of period	$-	$2,468,476	$2,468,476	$2,481,716	$1,983,751
Provision for loan losses	-	1,800,000	1,800,000	1,082,000	900,000

Chargeoffs:
Commercial	(34,053)	-	(34,053)	(137,151)	-
Mortgage	(158,811)	(446,980)	(605,791)	(958,472)	(344,825)
Consumer	(75,158)	(47,261)	(122,419)	(4,194)	(57,210)
Total chargeoffs	(268,022)	(494,241)	(762,263)	(1,099,817)	(402,035)
Recoveries:			-
Mortgage	13,701	-	13,701	3,650	-
Commercial	154,523	-	154,523	-	-
Consumer	66,630	204	66,834	927	-
Total recoveries	234,854	204	235,058	4,577	-
Net (chargeoffs) recoveries	(33,168)	(494,037)	(527,205)	(1,095,240)	(402,035)

Balance, end of period			$3,741,271	$2,468,476	$2,481,716

Ratio of allowance for loan losses to:
Total gross loans			0.69%	0.82%	0.93%
Non-accrual loans			64.17%	91.07%	156.43%
Ratio of net-chargeoffs during period to
average loans outstanding during period:			0.115%	0.384%	0.158%

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses

December 31,	2011		2010		2009
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Consumer	$130,653	0.89%	$8,433	0.48%	$10,319	0.57%
Boat	565,240	1.63	294,723	3.86	81,417	4.91
Mortgage	2,123,068	77.73	1,748,122	67.97	1,845,126	66.74
Commercial	922,310	19.75	417,198	27.69	544,854	27.78

Total	$3,741,271	100.00%	$2,468,476	100.00%	$2,481,716	100.00%
Allocation of Allowance for Loan Losses

December 31,	2008		2007
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Consumer	$13,391	0.50%	$10,236	0.46%
Boat	94,910	6.22	106,405	8.66
Mortgage	1,348,850	63.21	1,080,897	63.56
Commercial	526,600	30.07	389,199	27.32

Total	$1,983,751	100.00%	$1,586,737	100.00%

Non-interest Revenue

2011 compared to 2010

Non-interest revenue totaled $2.7 million for the twelve months ended December 31, 2011, an increase of $1.4 million or 102.76% from the 2010 amount of $1.3 million.  The increase in non-interest revenue during the period was primarily attributable to increases in service charges on deposit accounts and to a lesser extent, gains on sales or call of investment securities, and earnings on bank owned life insurance, partially offset by a $123,039 impairment on equity securities.  The primary cause of the increase in service charges on deposit accounts and in other fees and commissions, which increased slightly during the period, was the acquisition of MB&T and the resulting growth in customer services and deposits.  During the twelve month period, we sold securities and had securities called which provided the gain on sales of investment securities.  We did not have any gains, sales or calls of securities during the twelve months ended December 31, 2010.  Earnings on bank owned life insurance increased because of the addition of the MB&T bank owned life insurance policies and because during the period we recorded an approximately $213,000 non-recurring gain that occurred due to the loss of a colleague during the period.  There was a $74,144 decrease in the rent and other revenue that we earn from Pointer Ridge resulting from the loss of tenants in the building that Pointer Ridge owns.  A $122,500 impairment in an equity security owned by Old Line Bank prior to the acquisition and a $539 charge off of an acquired security also partially offset the increases in non-interest revenues.  We charged the impairment against earnings because we believe that current market factors indicate these securities are permanently impaired.  The loss on disposal of assets was a result of the assets disposed of in the closure of one of the acquired MB&T branches.

Because of the acquisition of Maryland Bankcorp, the business development efforts of our lenders, managers and the new branches, we expect that customer relationships will continue to grow during 2012.  We anticipate this growth will cause an increase in service charges on deposit accounts. We do not expect any additional non-recurring earnings on bank owned life insurance in 2012.  We plan to continue our efforts to sell acquired and legacy other real estate owned.  We are unable to predict the timing of those sales or any gains or losses that we may incur with the sale of those properties.

The following table outlines the changes in non-interest revenue for the twelve month periods.

Years Ended December 31,	2011	2010	$ Change	% Change
Service charges on deposit accounts	$1,208,466	$306,548	$901,918	294.22%
Gains on sales or calls of investment securities	140,149	-	140,149	-
Other than temporary impairment on investment securities	(123,039)	-	(123,039)	-
Earnings on bank owned life insurance	701,509	336,834	364,675	108.27
Pointer Ridge rent and other revenue	206,486	280,630	(74,144)	(26.42)
Gain on other real estate owned	248,005	192,724	55,281	28.68
Other fees and commissions	359,701	235,266	124,435	52.89
Total non-interest revenue	$2,741,277	$1,352,002	$1,389,275	102.76%

2010 compared to 2009

Non-interest revenue declined $467,765 to $1.4 million for the twelve months ended December 31, 2010 primarily because of a $286,653 decline in rent and other revenue from Pointer Ridge, a $158,551 decline in gain on sales of investment securities and a $175,490 decline in other fees and commissions.  During the twelve months ended December 31, 2009, Pointer Ridge produced $567,283 in rent and other revenue that is included in other fees and commissions.  Approximately $300,000 of that amount derived from a non-recurring lease termination fee.  During the same period in 2010, we received $280,630 in rental and other income from Pointer Ridge.  The absence of the lease termination fee in 2010 and the subsequent loss of additional tenants in the building owned by Pointer Ridge were the major causes of the decline in Pointer Ridge’s rent and other revenue.  In an effort to minimize call and prepayment risk and manage future interest rate risk, we elected to sell available for sale securities during 2009.  During 2010, we did not identify any compelling reasons to sell any investment securities.  Earnings on bank owned life insurance declined $39,331 as a result of a decline in the interest yield earned on the life insurance policies.  Other fees and commissions (excluding Pointer Ridge) declined $175,490 primarily because in 2010, we received $25,530 in rental income from the tenant who leased the second floor of our branch located at 301 Crain Highway, Waldorf, Maryland compared to $109,800 in 2009.  The tenant terminated his lease in March 2010.  As a result, rental income declined $84,270.  These declines were offset by a $192,724 gain on the sale of other real estate owned.  During the fourth quarter of 2010, we ratified the sale of property that we had acquired through foreclosure in March 2010.  At the time of foreclosure, we valued the property at $223,169 and we subsequently sold the property for $425,000 less approximately $10,000 in costs.

The following table outlines the changes in non-interest revenue for the twelve month periods.

Years Ended December 31,	2010	2009	$ Change	% Change
Service charges on deposit accounts	$306,548	$307,012	$(464)	(0.15	) %
Net gains on sales of investment securities	-	158,551	(158,551)	-
Earnings on bank owned life insurance	336,834	376,165	(39,331)	(10.46)
Pointer Ridge rent and other revenue	280,630	567,283	(286,653)	(50.53)
Gain on other real estate owned	192,724	-	192,724	-
Other fees and commissions	235,266	410,756	(175,490)	(42.72)
Total non-interest revenue	$1,352,002	$1,819,767	$(467,765)	(25.70	) %

Non-interest Expense

2011 compared to 2010

Non-interest expense increased $9.5 million for the twelve months ended December 31, 2011.  The following chart outlines the changes in non-interest expenses for the period.

Years ended December 31,	2011	2010	$ Change	% Change
Salaries	$7,755,401	$4,681,679	$3,073,722	65.65%
Employee benefits	2,269,190	1,284,993	984,197	76.59
Occupancy	2,521,960	1,296,088	1,225,872	94.58
Equipment	609,597	416,094	193,503	46.50
Data processing	816,815	452,675	364,140	80.44
Pointer Ridge other operating	562,223	413,484	148,739	35.97
FDIC insurance and State of Maryland assessments	613,881	527,807	86,074	16.31
Merger and integration	574,321	574,369	(48)	(0.01)
Core deposit premium	584,024	-	584,024	-
Other operating	4,576,931	1,762,316	2,814,615	159.71
Total non-interest expenses	$20,884,343	$11,409,505	$9,474,838	83.04%

Salaries, employee benefits, occupancy, equipment, data processing and other operating expenses increased primarily because of increased operating expenses resulting from the acquisition of MB&T.  As a result of the acquisition, we increased our number of employees by 86 and our branch network by nine.  Employee benefits also increased approximately $183,000 as a result of a non-recurring expense payable to the estate of a colleague who passed away during the period.   Pointer Ridge other operating expense increased because of a onetime increase in management fees, the charge off of rents due from a prior tenant and increased operating expenses associated with the building.  Merger and integration costs include severance costs of approximately $203,630 and attorney, accounting, director compensation and other professional fees of approximately $218,410 associated with the acquisition of MB&T.  The increase in FDIC insurance and State of Maryland assessments was a result of the additional assets acquired from MB&T.  This increase was partially offset by the change in the FDIC assessment base and rate calculation as required by the Dodd-Frank Act.  The increase in the core deposit premium was the result of the acquisition of MB&T and subsequent amortization of the core deposit intangible.  Other operating expenses also increased because of a $221,297 increase in expenses associated with acquired and legacy other real estate owned.

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

We anticipate 2012 non-interest expenses will exceed last year’s expenses. During the year, we will continue to incur increased salary, benefits, occupancy, equipment and data processing expenses related to increased operational expenses associated with the merger of MB&T.  We have continued to focus our efforts on reducing the operating expenses and anticipate that we will continue to see reduction in these expenses from those reported since the acquisition date.

Income Taxes

2011 compared to 2010

Income tax expense was $1.9 million (26.91% of pre-tax income) for the twelve months ended December 31, 2011 as compared to $996,750 (41.08% of pre-tax income) for the same period in 2010. The decrease in the tax rate as a percentage of pre-tax income was primarily because our continued and improved profitability subsequent to the merger, allowed us to record a onetime recapture of a valuation allowance recorded at the merger date which reduced income tax expense during the fourth quarter of 2011.  We also experienced an increase in tax exempt income and tax deductible expenses during the period which also decreased the tax expense.

2010 compared to 2009

Income tax expense was $996,750 (41.08% of pre-tax income) for the year ended December 31, 2010 compared to $1,055,522 (33.20% of pre-tax income) for the same period in 2009.  The increase in the effective tax rate is primarily due to certain merger expenses that are not deductible for tax purposes.

Net Income Available to Common Stockholders

2011 compared to 2010

Net income available to common stockholders was $5.4 million or $0.86 per basic and diluted common share for the twelve month period ending December 31, 2011 compared to net income available to common stockholders of $1.5 million or $0.39 per basic and $0.38 per diluted common share for the same period in 2010.  The increase in net income attributable to Old Line Bancshares for the 2011 period was primarily the result of a $12.8 million increase in net interest income and a $1.4 million increase in non-interest revenue.  These increases were partially offset by a $9.5 million increase in non-interest expense, a $718,000 increase in the provision for loan losses and a $929,874 increase in taxes compared to the same period in 2010.

2010 compared to 2009

Net income attributable to Old Line Bancshares decreased $533,486 for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009.  Net income available to common stockholders for the twelve month period ended December 31, 2010 of $1.5 million remained comparable to the $1.6 million reported for the twelve month period ended December 31, 2009.  Earnings per basic and diluted common share were $0.39 and $0.38, respectively, for the twelve months ended December 31, 2010 and $0.40 for the same period in 2009.  The decrease in net income attributable to Old Line Bancshares was the result of a $467,765 decrease in non-interest revenue and a $2.2 million increase in non-interest expense.  This was partially offset by a $1.9 million increase in net interest income after provision for loan losses.  As a result of our repurchase during 2009 from the U.S. Treasury the 7,000 shares of preferred stock that we issued to them as part of the Troubled Asset Relief Program, we eliminated the dividends associated with this stock and, as a result, net income available to common stockholders remained comparable for the twelve months ended December 31, 2010 and 2009.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262,000 of Student Loan Marketing Association (SLMA) stock.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we generally intend to hold the investment securities until maturity, currently all of our investment securities are classified as available for sale because during the second quarter of 2011, we sold a held to maturity security and, as required by accounting guidance, we reclassified all securities classified as held to maturity to available for sale.  We account for investment securities classified as available for sale at fair value and report the unrealized gains and losses as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  As a result of the acquisition of Maryland Bankcorp, we evaluated the investment portfolio to ensure that the securities acquired in the acquisition meet our investment criteria, provide adequate liquidity, and that there is adequate diversity of investments in the portfolio.  This analysis precipitated the sale of the security mentioned above and may cause additional sales during 2012. There are no trading securities in the portfolio.

The investment securities at December 31, 2011 amounted to $161.8 million, an increase of $107.0 million, or 195.25%, from the December 31, 2010 amount of $54.7 million.  As outlined above, at December 31, 2011, all securities were classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $3.5 million at December 31, 2011 (reflected as unrealized gains of $2.4 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $450,758 ($272,956 net of taxes) as of December 31, 2010.  In general, the increase in fair value was a result of the acquisition of MB&T, changes in time to maturity and decreasing market rates.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, the unrealized losses in the portfolio will decline or dissipate.

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

Investment Securities
(Dollars in thousands)

December 31,	2011	2010	2009

Available For Sale Securities
U.S. Treasury	$1,256	$-	$-
U.S. government agency	26,091	3,804	7,291
Municipal securities	35,142	1,327	2,275
Mortgage backed	99,296	27,919	18,447
Total Available for Sale Securities	$161,785	$33,050	$28,013

Held To Maturity Securities
U.S. Treasury	$-	$-	$-
Municipal securities	-	984	301
Mortgage backed	-	20,752	5,506
Total Held to Maturity Securities	$-	$21,736	$5,807

Equity securities	$3,946	$2,563	$2,958

The following table shows the maturities for the securities portfolio at December 31, 2011 and 2010:

Fair Value, Amortized Cost and Weighted Average Yield

	Available for Sale			Held to Maturity
December 31, 2011	Amortized Cost	Fair Value	WeightedAverage Yield	Amortized Cost	Fair Value	WeightedAverage Yield
Maturing
Less than 3 months	$255,000	$255,872	4.37%	$-	$-
Over 3 months through 1 year	1,004,229	1,025,000	4.25%	-	-
Over one to five years	19,052,724	19,138,115	1.37%	-	-
Over five to ten years	28,684,389	29,502,002	2.77%	-	-
Over ten years	108,806,473	111,863,846	3.03%	-	-
	$157,802,815	$161,784,835		$-	$-

Pledged Securities	$34,530,023	$35,550,747		$-	$-

	Available for Sale			Held to Maturity
December 31, 2010	Amortized Cost	Fair Value	WeightedAverage Yield	Amortized Cost	Fair Value	WeightedAverage Yield
Maturing
Less than 3 months	$-	$-		$-	$-
Over 3 months through 1 year	1,009,341	1,041,750	3.68%	-	-
Over one to five years	1,992,780	2,078,874	3.81%	302,084	305,385	3.40%
Over five to ten years	12,034,769	12,202,523	2.90%	6,784,476	7,005,706	3.76%
Over ten years	17,562,147	17,726,648	3.65%	14,649,909	14,654,490	3.15%
	$32,599,037	$33,049,795		$21,736,469	$21,965,581

Pledged Securities	$-	$-		$-	$-

We have pledged U.S. government and municipal securities to customers who require collateral for overnight repurchase agreements and deposits.  Contractual maturities of mortgage backed securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time.  Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.

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

Pointer Ridge Office Investment, LLC
December 31,	2011	2010	2009
Balance Sheets
Current assets	$429,611	$758,257	$891,233
Non-current assets	7,088,001	7,252,413	7,432,268
Liabilities	6,299,819	6,397,360	6,480,230
Equity	1,217,793	1,613,310	1,843,271

Statements of Income
Revenue	$765,044	$822,920	$1,239,137
Expenses	1,160,562	1,017,184	1,006,563
Net income (loss)	$(395,518)	$(194,264)	$232,574

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

The loan portfolio, net of allowance, unearned fees and origination costs, increased $239.7 million or 80.01% to $539.3 million at December 31, 2011 from $299.6 million at December 31, 2010.  Commercial business loans increased by $23.6 million (28.26%), commercial real estate loans increased by $119.6 million (77.92%), residential real estate loans increased by $69.6 million (256.83%), real estate construction loans (primarily commercial real estate construction and acquisition and development) increased by $27.3 million (111.89%) and consumer loans increased by $594 thousand (4.54%) from their respective balances at December 31, 2010.  During the twelve months ended December 31, 2011, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period.  The $190.8 million of acquired loans were the primary cause of growth during the period although we also experienced an approximately $50.0 million growth in loans as a result of business development efforts.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team along with the team from MB&T will continue to focus their efforts on business development in the future and continue to grow the loan portfolio.  However, the current economic climate and the continued challenges associated with integrating MB&T into our organization may cause slower loan growth.

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

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)
December 31,	2011		2010		2009

Real Estate
Commercial	$273,101	50.36%	$153,527	50.91%	$124,002	46.44%
Construction	51,662	9.53	24,378	8.08	30,872	11.56
Residential	96,724	17.84	27,081	8.98	23,350	8.74
Commercial	107,126	19.75	83,523	27.69	74,175	27.78
Consumer	13,674	2.52	13,080	4.34	14,622	5.48
	542,287	100.00%	301,589	100.00%	267,021	100.00%
Allowance for loan losses	(3,741)		(2,469)		(2,481)
Deferred loan costs, net	752		486		469
	$539,298		$299,606		$265,009

The following table presents the maturities or re-pricing periods of selected loans outstanding at
December 31, 2011:

	Loan Maturity Distribution at December 31, 2011
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)
Real Estate
Commercial	$54,642	$203,819	$14,640	$273,101
Construction	26,650	20,288	4,724	51,662
Residential	34,505	25,494	36,725	96,724
Commercial	64,338	40,714	2,074	107,126
Consumer	2,107	2,192	9,375	13,674
Total Loans	$182,242	$292,507	$67,538	$542,287

Fixed Rates	$35,275	$72,024	$61,941	$169,240
Variable Rates	146,967	220,483	5,597	373,047
Total Loans	$182,242	$292,507	$67,538	$542,287

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have only two construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

Loans With Interest Paid From Loan Advances
(Dollars in thousands)
Years Ended December 31,	2011		2010
	# of Borrowers		# of Borrowers
Hotels	1	$2,093	1	$979
Single family acquisition & development	1	1,418	1	2,336
	2	$3,511	2	$3,315

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

At year end, in addition to the two non-accrual legacy loans and 17 non-accrual acquired loans, there were four legacy loans totaling $744,610 and 22 acquired loans totaling $839,274 that were 30-89 days past due, and one legacy loan past due 90 days or more in the amount of $34,370.  Management has identified an additional 12 potential problem loans totaling $8.6 million.  Management has concerns either about the ability of these borrowers to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

As previously discussed in the provision for loan losses section of this report, at December 31, 2010, we had three loans totaling $2.7 million that were 90 days past due and were classified as non-accrual.  This compares to three loans in the amount of $1.6 million at December 31, 2009 which were 90 days past due and were classified as non-accrual.

The table below outlines the transfer of loans from and to non-accrual status for twelve month period:

Non-Accrual Loans (Dollars in thousands)
	Legacy Loans		Acquired Loans		Total
	# of Borrowers	Loan Balance	# of Borrowers	Loan Balance	Loan Balance

Beginning Balance, December 31, 2010	3	$2,711		$-	$2,711
Acquired April 1, 2011		-	18	5,357	5,357
Transferred In	1	78	3	395	473.00
Payments received		-	(3)	(1,119)	(1,119)
Repossessed	(1)	(237)		-	(237)
Charged off		(495)		-	(495)
Transferred to other real estate owned	(1)	(810)	(1)	(50)	(860)
Ending balance, December 31, 2011	2	$1,247	17	$4,583	$5,830

Non-Accrual Legacy Loans and Legacy Other Real Estate Owned

At December 31, 2011, two non-accrual legacy loans totaling $1,247,312 were past due and classified as non-accrual.  The first loan in the amount of $1,169,337 is a residential land acquisition and development loan secured by real estate and described below.  At December 31, 2011, the non-accrued interest on this loan was $212,484, none of which was included in interest income.  The borrower and guarantor on this loan have filed bankruptcy.  During the first quarter of 2011, we charged $446,980 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337.  We have an additional $65,000 of the allowance for loan losses specifically allocated to this loan.  We had identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the current carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  In February 2012, the property that secures the promissory note was sold at foreclosure for an amount less than our carrying fair value.  We anticipate ratification of the foreclosure will occur during the second quarter of 2012 and that we will receive approximately $966,000 from the sales proceeds and charge approximately $203,000 to the allowance for loan losses.

The second loan is a commercial loan secured by a blanket lien on the borrower’s assets and a second deed of trust on the guarantors’ personal residence.  The borrower has ceased operations and the collateral has no value.  In the first quarter of 2012, we charged the entire balance due to the allowance for loan losses and have filed a judgment against the guarantors.  At December 31, 2011, we had allocated the entire loan balance to the allowance for loan losses.

At December 31, 2010, we had three loans totaling $2,710,619 past due and classified as non-accrual.  The first loan in the amount of $810,291 is the same loan that we previously reported in our December 31, 2009 and December 31, 2008 financial statements.  At December 31, 2010, we had obtained a “lift stay” on the property and were awaiting ratification of foreclosure.  We received this ratification in January 2011 and transferred this property to other real estate owned.  At December 31, 2010, the non-accrued interest on this loan was $212,937.

The second loan in the amount of $1,616,317 is the residential acquisition and development loan secured by real estate discussed above.  At December 31, 2010, we considered this loan impaired and had allocated $450,000 of the allowance for loan losses to this loan.  At December 31, 2010, the interest not accrued on this loan was $101,867.

The third loan at December 31, 2010 was a luxury boat loan in the amount of $284,011.  The borrower on this loan has also filed bankruptcy.  At December 31, 2010, the interest not accrued on this loan was $3,728.   During the first quarter of 2011, we repossessed the boat, charged $47,261 to the allowance for loan losses and recorded the remaining balance of $236,750 as repossessed property in other assets.  During the fourth quarter of 2011, we sold this boat and recorded a loss in other operating expense of $120,741 on the sale.

At December 31, 2009, we had three loans totaling $1,586,499 past due and classified as non-accrual.   The first loan is the same loan that we reported in our December 31, 2008 financial statements.  During 2009, we received $40,384 in payments on this loan and the balance was $810,291.  In October 2009, the borrower re-entered bankruptcy under Chapter 11 of the United States Bankruptcy Code.  As outlined above, in 2010, we obtained a “lift stay” on the commercial property that secures this loan and proceeded with foreclosure.

Non-Accrual Acquired Loans and Other Real Estate Owned

At December 31, 2011, we had 25 non-accrual acquired loans to 17 borrowers totaling $4.6 million.  Of these, the borrowers on 14 loans totaling $2.4 million are generally making monthly payments according to their contractual terms, albeit in a slow manner.  The loans were placed on non-accrual by MB&T because of their slow payment history and/or the borrower’s industry was significantly impacted by the weaknesses in the economy. One additional loan with a carrying balance of $100,000 was paid in full in July 2011.  During the third quarter of 2011, we received payment in full on three notes for the total principal balance of $1.1 million and transferred the value of $50,000 for one property to other real estate owned.  During the fourth quarter of 2011, we transferred three notes totaling $395,109 to non-accrual status.

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

We have one borrower with a loan secured by real estate and the fair value of the loan is $250,000.  The borrower has filed bankruptcy and we are currently working towards obtaining a “lift stay” on the property that secures the loan. The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

The first loan that we transferred in during the fourth quarter of 2011 is a loan secured by real estate and the fair value of the loan is $347,474.  The borrower has filed bankruptcy and we are currently in negotiations with the guarantor and the borrower. The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

The second loan that we transferred in during the fourth quarter of 2011 is an unsecured loan and the fair value of the loan is $47,635.  We consider this loan impaired and have allocated the entire balance of this loan in the allowance for loan losses.

We classify any property acquired as a result of foreclosure on a mortgage loan as “other real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value.   We charge any required write down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure.  We charge any subsequent adjustments to net realizable value to expense.  Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property on at least an annual basis and external inspections on at least a quarterly basis.

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

The tables below present a breakdown of the recorded book balance of non-performing loans and accruing past due loans at December 31, 2011.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
December 31, 2011
	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-	7	$2,288,900	$1,164,630
Construction	1	1,169,337	212,484	2	1,184,146	255,560
Residential		-	-	4	1,019,942	241,093
Commercial	1	77,975	1,735	4	90,039	33,041
Consumer		-	-		-	-
Total non-performing loans	2	$1,247,312	$214,219	17	$4,583,027	$1,694,324

Accruing past due loans:
30-59 days past due
Real estate	1	421,805		3	474,651
Commercial		-			-
Consumer		-		16	22,698
Total 30-59 days past due	1	421,805		19	497,349
60-89 days past due
Real estate	2	311,762		2	338,431
Commercial	1	11,043			-
Consumer		-		1	3,494
Total 60-89 days past due	3	322,805		3	341,925
90 or more days past due
Consumer	1	34,370			-
Total accruing past due loans	5	778,980		22	839,274

Accruing Troubled Debt Restructurings
Real Estate	3	$5,037,879			$-
Consumer	1	142,671		2	154,088
Total Accruing Troubled Debt Restructurings	4	$5,180,550		2	$154,088

The table below presents a breakdown of the non-performing legacy loans and accruing legacy past due loans at December 31, 2010.

Legacy
Non-Accrual and Past Due Loans December 31, 2010
	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$2,426,608	$314,804
Construction		-	-
Residential		-	-
Commercial		-	-
Consumer	1	284,011	3,728
Total non-performing loans	3	$2,710,619	$318,532

Accruing past due loans:
30-89 days past due		$-
90 or more days past due		-
Total accruing past due loans		$-

Bank owned life insurance

We have invested $16.4 million in life insurance policies on our executive officers, other officers of the Bank, and retired officers of MB&T.  In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush.  With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank, including Sandi F. Burnett.  During the twelve months ended December 31, 2011, the cash surrender value of the insurance policies increased by $7.7 million as a result of the transfer of $7.5 million at fair value from MB&T and earnings which were partially offset by the payment of a death benefit that resulted from the loss of a colleague during the period.  We anticipate the earnings on these policies will partially offset our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as those that MB&T had entered into with their executive officers. There is no obligation to provide post retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $204,515 liability associated with the post retirement death benefits of the BOLI policies acquired from MB&T.

On January 3, 2006, Old Line Bank entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements with Mr. Cornelsen, Mr. Burnett and Ms. Rush and started accruing for the related post retirement salary benefits.  Under these agreements, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen $77,773; Mr. Burnett $24,651; Ms. Burnett $66,310; and Ms. Rush $77,773. Mr. Burnett will receive an additional $5,895 per year if he continues his employment with us until he reaches age 68.  Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen $1.4 million; Mr. Burnett $372,860; Ms. Burnett $335,309; Ms. Rush $764,425; and we have aggregate insurance on all other officers, retired officers of MB&T, and former employees totaling $32.2 million.  Old Line Bank has funded these obligations through the BOLI outlined above.

Prepaid pension

MB&T had an employee pension plan (MB&T Pension Plan) that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date.  We have notified all plan participants that we have terminated this plan effective August 1, 2011.  We have liquidated the securities the plan held, deposited the proceeds into interest bearing certificates of deposit and a money market account and expect to distribute the remaining balances prior to December 31, 2012. We are unable to predict any income or loss that may occur as a result of the termination.  At this time we do not expect to incur any significant expenses with the termination of this plan.  At December 31, 2011, the plan had excess assets over liabilities of $1.0 million and we have recorded this amount as an asset on our balance sheet.   Additional information related to the status of this plan can be found in Note 15 of the financial statements.

Other real estate owned

As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).  We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.  During the twelve months ended December 31, 2011, we sold three properties and recorded gains on these sales of $248,005.  The following outlines the transactions in other real estate owned during the period (000’s).

Other Real Estate Owned
	Legacy	Acquired	Total
Beginning balance	$1,153,039	$-	$1,153,039
Acquired April 1, 2011	-	1,834,451	1,834,451
Transferred in	825,290	289,000	1,114,290
Investment in improvements	-	88,965	88,965
Write down in value	(100,000)		(100,000)
Sales	(6,497)	(79,639)	(86,136)
Total end of period	$1,871,832	$2,132,777	$4,004,609

Goodwill

During the second quarter of 2011, we recorded goodwill of $116,723 associated with the acquisition of Maryland Bankcorp.  As outlined in Footnote 2 of our financial statements, this amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.  During the third quarter of 2011, the goodwill increased $25,000 as a result of additional liabilities that we identified during the period.  During the fourth quarter of 2011, we receive a valuation of the pension plan asset at acquisition date and at December 31, 2011.  As a result of this valuation, we recorded a $492,067 increase to goodwill to reflect the costs incurred by the pension plan as of the acquisition date.

Core deposit intangible

As a result of the acquisition of Maryland Bankcorp, during the second quarter of 2011, we recorded a core deposit intangible of $5.0 million.  This amount represented the premium that we paid to acquire MB&T’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  At December 31, 2011, the core deposit intangible was $4.4 million.

Deposits

We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At December 31, 2011, the deposit portfolio had grown to $690.8 million, a $350.3 million or 102.88% increase over the December 31, 2010 level of $340.5 million.  Non-interest bearing deposits increased $102.6 million during the period to $170.1 million from $67.5 million primarily due to the acquisition of MB&T, the establishment of new customer demand deposit accounts and expansion of existing demand deposit accounts.  Interest-bearing deposits grew $247.6 million to $520.6 million from $273.0 million.  The growth in interest bearing deposits was the result of the acquisition of MB&T, expansion of existing customer relationships and new customers.  The following table outlines the growth in interest bearing deposits:

December 31,	2011	2010	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$336,068	$192,530	$143,538	74.55%
Interest bearing checking	123,907	70,998	52,909	74.52%
Savings	60,654	9,504	51,150	538.19%
Total	$520,629	$273,032	$247,597	90.68%

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

We acquire brokered certificate of deposits through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At December 31, 2011, we had $24.8 million in CDARS and $14.1 million in money market accounts through Promontory’s reciprocal deposit program compared to $21.1 million and $5.7 million, respectively, at December 31, 2010.  At December 31, 2011, we had received $52.0 million in deposits through the Promontory network that were not reciprocal deposits.  We had no other brokered certificates of deposit as of December 31, 2011 and 2010.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2011.

	Certificate of Deposit Maturity Distribution
	December 31, 2011
	Three Months or Less	Three Months to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit
Less than $100,000	$17,102	$52,847	$60,529	$130,478
Greater than or equal to $100,000	76,698	71,665	57,228	205,591
Total	$93,800	$124,512	$117,757	$336,069

Borrowings

Old Line Bancshares has available a $3 million unsecured line of credit.  Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of December 31, 2011.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $241.1 million at December 31, 2011.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $72.3 million of borrowings.  Of this, we had borrowed $10 million at December 31, 2011.  We may increase availability by providing additional collateral.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2011, Old Line Bank had $7.7 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.20% and $20.9 million outstanding in secured promissory notes with an average interest rate of 0.50%. We recorded these secured promissory notes with the acquisition of MB&T.  At December 31, 2010, Old Line Bank had $5.7 million outstanding with an average interest rate of 0.50%.

At December 31, 2011 and December 31, 2010, Old Line Bank had two advances in the amount of $5.0 million each, from the FHLB totaling $10.0 million.

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

The following table outlines our borrowings as of December 31, 2011 and December 31, 2010.

Borrowings
December 31,	2011			2010
	Amount	Rate	Maximum Amount Borrowed During Any Month End Period	Amount	Rate	Maximum Amount Borrowed During Any Month End Period
Short term promissory notes	$7,784,561	0.30%	$12,271,568	$5,669,332	0.50%	$28,790,253
Repurchase agreements	20,888,096	0.50%	22,979,870	-		-
FHLB advance due Dec. 2012	5,000,000	3.36%	5,000,000	-		-
FHLB advance due Dec. 2012	5,000,000	3.12%	5,000,000	-		-
Total short term borrowings	38,672,657		45,251,438	5,669,332		28,790,253

FHLB advance due Dec. 2012	-			5,000,000	3.36%
FHLB advance due Dec. 2012	-			5,000,000	3.12%
Senior note, fixed at 6.28%	6,284,479	6.28%		6,371,947	6.28%
Total long term borrowings	$6,284,479			$16,371,947

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At December 31, 2011 and 2010, Pointer Ridge had borrowed $6.3 million and $6.5 million, respectively, under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

For additional information about our borrowings, see Notes 11 and 12 to our consolidated financial statements.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On December 31, 2011, we had $43.4 million in cash and due from banks, $119,235 in interest bearing accounts, and $83,114 in federal funds sold.  As of December 31, 2010, we had $14.3 million in cash and due from banks, $109,170 in interest bearing accounts, $180,536 in federal funds sold and other overnight investments and $297,000 in time deposits in other banks.

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

Capital

Our stockholders’ equity amounted to $68.5 million at December 31, 2011 and $37.7 million at December 31, 2010.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity increased during the twelve month period primarily because of the capital received in the acquisition of Maryland Bankcorp of $17.8 million, the $6.3 million in capital received in the private placement in January of 2011, net income attributable to Old Line Bancshares, Inc. of $5.4 million, the $132,661 adjustment for stock based compensation awards, the $40,788 received from stock options exercised and the $2.1 million after tax unrealized gain on available for sale securities.  These items were partially offset by the $821,497 common stock cash dividend and the $22,340 unrealized loss on the pension fund.

The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.”  For a discussion of these capital requirements, see “Supervision and Regulation – Capital Adequacy Guidelines.”

Risk Based Capital Analysis
(Dollars in thousands)

December 31,	2011	2010	2009

Tier 1 Capital
Preferred and common stock	$68	$39	$39
Additional paid-in capital	53,489	29,207	29,034
Retained earnings	12,094	7,535	6,498
Less: disallowed assets	5,054	-	-
Total Tier 1 Capital	60,597	36,781	35,571

Tier 2 Capital:
Allowance for loan losses	3,741	2,468	2,482
Total Risk Based Capital	$64,338	$39,249	$38,053

Risk weighted assets	$571,434	$317,029	$277,989

				Regulatory Minimum	To be Well Capitalized
Capital Ratios:
Tier 1 risk based capital ratio	10.6%	11.6%	12.8%	4.0%	6.0%
Total risk based capital ratio	11.3%	12.4%	13.7%	8.0%	10.0%
Leverage ratio	7.8%	9.2%	10.0%	4.0%	5.0%

Return on Average Assets and Average Equity

The ratio of net income to average equity and average assets and certain other ratios are as follows:

	December 31,
	2011	2010	2009
	(Dollars in thousands)

Average total assets	$677,529	$394,022	$341,973

Average equity	57,422	36,329	39,010

Net income attributable to Old Line Bancshares, Inc.	5,380	1,503	2,036

Cash dividends declared-common stock	821	466	463

Dividend payout ratio for period	15.27%	31.00%	22.74%

Return on average assets	0.79%	0.38%	0.60%

Return on average equity	9.37%	4.14%	5.22%

Average stockholders’ equity to
average total assets	8.48%	9.22%	11.41%

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

We are party to financial instruments with off balance sheet risk in the normal course of business.  These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit.  We use these financial instruments to meet the financing needs of our customers.  These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  These do not represent unusual risks and management does not anticipate any losses which would have a material effect on Old Line Bancshares, Inc.  We also have operating lease obligations.

Outstanding loan commitments and lines and letters of credit at December 31 of 2011, 2010 and 2009 are as follows:

December 31,	2011	2010	2009
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$46,966	$34,485	$21,153
Construction	21,398	11,512	14,573
Consumer	13,195	7,256	9,015
	$81,559	$53,253	$44,741

Standby letters of credit	$8,226	$7,901	$3,883

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counter party. Commitments generally include expiration dates or other termination clauses and may require payment of a fee.  Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition.  These lines generally have variable interest rates.  Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements.  We evaluate each customer's credit worthiness on a case by case basis. During periods of economic turmoil, we reevaluate many of our commitments to extend credit.  Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments.  We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Commitments for real estate development and construction, which totaled $21.4 million, or 26.23% of the $81.6 million, are generally short term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Our exposure to credit loss in the event of non-performance by the customer is the contract amount of the commitment.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  In general, we make loan commitments, credit lines and letters of credit on the same terms, including with respect to collateral, as outstanding loans.  We evaluate each customer's credit worthiness and the collateral required on a case by case basis.

We have various financial obligations, including contractual obligations and commitments.  The following table presents, as of December 31, 2011 significant fixed and determinable contractual obligations to third parties by payment date.

Contractual Obligations
(Dollars in thousands)

	Within one year	One to three years	Three to five years	Over five years	Total

Non-interest bearing deposits	$170,138	$-	$-	$-	$170,138
Interest bearing deposits	382,655	122,435	15,539	-	520,629
Short term borrowings	38,673	-	-	-	38,673
Long term borrowings	94	208	5,982	-	6,284
Purchase obligations	2,807	2,095	1,947	5,842	12,691
Operating leases	1,372	2,510	2,491	10,365	16,738
Total	$595,739	$127,248	$25,959	$16,207	$765,153

Our operating lease obligations represent rental payments for thirteen branches, four loan production offices and our main office.  We lease our main office and our Bowie branch location from Pointer Ridge.  We have excluded 62.50% of these lease payments in consolidation.  The interest bearing obligations include accrued interest.  Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding.  In 2012, the purchase obligations amounts include principal and interest due on participation loans, estimated obligations under data processing contracts, income tax payable and accounts payable for goods and services.  In subsequent years, the purchase obligations amounts primarily relate to estimated obligations under data processing contracts.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:

Twelve months ended December 31, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$27,101,342	4.52%	4.31%
Tax equivalent adjustment
Federal funds sold	1	-	-
Investment securities	377,848	0.06	0.06
Loans	170,830	0.03	0.03
Total tax equivalent adjustment	548,679	0.09	0.09
Tax equivalent interest yield	$27,650,021	4.61%	4.40%

Twelve months ended December 31, 2010

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$13,566,068	3.82%	3.57%
Tax equivalent adjustment
Federal funds sold	3	-	-
Investment securities	47,642	0.01	0.01
Loans	112,797	0.03	0.03
Total tax equivalent adjustment	160,442	0.04	0.04
Tax equivalent interest yield	$13,726,510	3.86%	3.61%

Twelve months ended December 31, 2009

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$11,516,002	3.73%	3.39%
Tax equivalent adjustment
Federal funds sold	1
Investment securities	59,779	0.02	0.02
Loans	66,590	0.02	0.02
Total tax equivalent adjustment	126,370	0.04	0.04
Tax equivalent interest yield	$11,642,372	3.77%	3.43%

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010.  See Notes 2-Acquisition of Maryland Bankcorp, Inc. and 18-Fair Value Measures, to our consolidated financial statements.

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

ASU No. 2010-29 “Business Combinations (Topic 805) Disclosure of Supplementary Pro Forma Information for Business Combinations” contains amendments that specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands supplemental pro forma disclosures under Topic 350 to include a description of the nature and amount of material, non-recurring  pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings.  ASU 2010-29 became effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  See Note 2 to our consolidated financial statements for the impact on our consolidated financial statements and results of operations.

ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” amends FASB ASC 310-40 “Troubled Debt Restructurings by Creditors”.  The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist:  the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments clarify the guidance on these points and give examples of both conditions.  This update became effective for interim or annual reporting periods beginning on or after June 15, 2011.  We have included the required disclosures in Note 6 to our consolidated financial statements.

ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements” amends FASB ASC 860-10, “Transfers and Servicing-Overall”.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  This update becomes effective for interim and annual reporting periods beginning on or after December 15, 2011.  We are currently evaluating the impact of adopting the new guidance on our results and it did not have a material impact on our consolidated financial statements or results of operations.

ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” amends FASB ASC 820 “Fair Value Measurement”.  The amendments improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Among the many areas affected by this update are the concept of highest and best use, the fair value of an instrument included in stockholders’ equity and disclosures about fair value measurement, particularly disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy.  This update became effective for the interim and annual reporting periods beginning after December 15, 2011 and it did not have a material impact on our consolidated financial statements or results of operations.

ASU No. 2011-05 “Presentation of Comprehensive Income” amends FASB ASC 220 “Comprehensive Income”.  The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  An entity will have the option to present the total comprehensive income as part of the statement of changes in stockholders’ equity.  An entity will have the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity will be required to present the face of financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income.  This update becomes effective for interim and annual reporting periods beginning after December 15, 2011.  Included in our consolidated financial statements is a single continuous statement of comprehensive income and the guidance did not have a material impact on our consolidated financial statements or results of operations.

ASU No. 2011-08 “Intangibles-Goodwill and Other Testing Goodwill for Impairment” amends Topic 350 “Intangibles-Goodwill and Other” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test by calculating the fair value of the reporting unit comparing the fair value with the carrying amount of the reporting unit.  This amendment is effective for annual and interim impairment tests beginning after December 15, 2011 and did not have a material impact on our consolidated financial statements or results of operations.
ASU 2011-11 “Balance Sheet-Disclosures about Offering Assets and Liabilities” amends Topic 210 “Balance Sheet” to require an entity to disclose both gross and net information about financial instruments such as sales and repurchase agreements and reverse sale and repurchase agreement and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and we do not expect that it will have a material impact on our consolidated financial statements or results of operations.

ASU 2011-12 “Comprehensive Income-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of the reclassification out of accumulated other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.  ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and it did not have a material impact on our consolidated financial statements or results of operations.

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

As part of the interest rate risk sensitivity analysis, the Asset and Liability Committee examines the extent to which Old Line Bank’s assets and liabilities are interest rate sensitive and monitors the interest rate sensitivity gap.  An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates.  The interest rate sensitivity gap is the difference between interest earning assets and interest bearing liabilities scheduled to mature or reprice within such time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income.  During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income.  If repricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2011.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2011
	Maturing or Repricing
	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$119	$-	$-	$-	$119
Time deposits in other banks	-	-	-	-	-
Federal funds sold	83	-	-	-	83
Investment securities	256	1,025	19,138	141,366	$161,785
Loans	103,327	78,916	292,507	67,537	542,287
Total interest earning assets	103,785	79,941	311,645	208,903	704,274

Interest Bearing Liabilities:
Interest-bearing transaction deposits	83,018	40,889	-	-	123,907
Savings accounts	20,218	20,218	20,218	-	60,654
Time deposits	93,800	124,512	117,756	-	336,068
Total interest-bearing deposits	197,036	185,619	137,974	-	520,629
FHLB advances	10,000	-	-	-	10,000
Other borrowings	28,673	-	-	6,284	34,957
Total interest-bearing liabilities	235,709	185,619	137,974	6,284	565,586

Period Gap	$(131,924)	$(105,678)	$173,671	$202,619	$138,688

Cumulative Gap	$(131,924)	$(237,602)	$(63,931)	$138,688

Cumulative Gap/Total Assets	(36.93%)	(66.51%)	(17.90%)	38.82%

Item 8.	Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2011, 2010 and 2009

Consolidated Statements of Income – For the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows – For the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Bowie, Maryland

We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2011, 2010, and 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2011, 2010, and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
March 23, 2012

101 E. Chesapeake Avenue, Suite 300, Baltimore, Maryland 21286
410-583-6990  FAX 410-583-7061
Website:  www.Rowles.com

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

December 31,	2011	2010	2009
Assets
Cash and due from banks	$43,434,375	$14,325,266	$7,402,137
Interest bearing accounts	119,235	109,170	3,953,312
Federal funds sold	83,114	180,536	81,138
Total cash and cash equivalents	43,636,724	14,614,972	11,436,587
Time deposits in other banks	-	297,000	15,031,102
Investment securities available for sale	161,784,835	33,049,795	28,012,948
Investment securities held to maturity	-	21,736,469	5,806,507
Loans, less allowance for loan losses	539,297,666	299,606,430	265,008,669
Equity securities at cost	3,946,042	2,562,750	2,957,650
Premises and equipment	23,215,429	16,867,561	17,326,099
Accrued interest receivable	2,448,542	1,252,970	1,055,249
Prepaid income taxes	-	189,523	-
Deferred income taxes	7,244,029	265,551	178,574
Bank owned life insurance	16,416,566	8,703,175	8,422,879
Prepaid Pension	1,030,551	-	-
Other real estate owned	4,004,609	1,153,039	-
Goodwill	633,790	-	-
Core deposit intangible	4,418,892	-	-
Other assets	2,964,626	1,610,715	1,982,262
Total assets	$811,042,301	$401,909,950	$357,218,526

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$170,138,329	$67,494,744	$40,883,419
Interest bearing	520,629,456	273,032,442	245,464,373
Total deposits	690,767,785	340,527,186	286,347,792
Short term borrowings	38,672,657	5,669,332	16,149,939
Long term borrowings	6,284,479	16,371,947	16,454,067
Accrued interest payable	397,211	434,656	517,889
Income taxes payable	475,687	-	175,543
Accrued pension	4,342,664	-	-
Other liabilities	1,605,180	1,248,079	941,165
Total liabilities	742,545,663	364,251,200	320,586,395

Stockholders' equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 6,817,694 in 2011, 3,891,705 in 2010 and 3,862,364 in 2009	68,177	38,917	38,624
Additional paid-in capital	53,489,075	29,206,617	29,034,954
Retained earnings	12,093,742	7,535,268	6,498,446
Accumulated other comprehensive income	2,388,972	272,956	368,880
Total Old Line Bancshares, Inc. stockholders' equity	68,039,966	37,053,758	35,940,904
Non-controlling interest	456,672	604,992	691,227
Total stockholders' equity	68,496,638	37,658,750	36,632,131
Total liabilities and stockholders' equity	$811,042,301	$401,909,950	$357,218,526

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2011	2010	2009

Interest revenue
Loans, including fees	$28,432,701	$16,599,612	$15,304,608
U.S. Treasury securities	7,251	-	7,230
U.S. government agency securities	332,248	163,787	296,560
Mortgage backed securities	2,635,172	1,399,979	1,059,386
Municipal securities	745,369	79,758	84,797
Federal funds sold	6,087	7,255	1,148
Other	161,685	258,440	342,127
Total interest revenue	32,320,513	18,508,831	17,095,856
Interest expense
Deposits	4,389,694	3,920,338	4,553,099
Borrowed funds	829,477	1,022,425	1,026,755
Total interest expense	5,219,171	4,942,763	5,579,854
Net interest income	27,101,342	13,566,068	11,516,002
Provision for loan losses	1,800,000	1,082,000	900,000
Net interest income after provision for loan losses	25,301,342	12,484,068	10,616,002
Non-interest revenue
Service charges on deposit accounts	1,208,466	306,548	307,012
Gains on sales or calls of investment securities	140,149	-	158,551
Other than temporary impairment on equity securities	(123,039)	-	-
Earnings on bank owned life insurance	701,509	336,834	376,165
Gains on sales of other real estate owned	248,005	192,724	-
Other fees and commissions	566,187	515,896	978,039
Total non-interest revenue	2,741,277	1,352,002	1,819,767
Non-interest expense
Salaries	7,755,401	4,681,679	4,037,027
Employee benefits	2,269,190	1,284,993	1,012,014
Occupancy	2,521,960	1,296,088	1,085,768
Equipment	609,597	416,094	354,531
Data processing	816,815	452,675	340,870
FDIC insurance and State of Maryland assessments	613,881	527,807	561,850
Merger and integration	574,321	574,369	-
Core deposit premium	584,024	-	-
Other operating	5,139,154	2,175,800	1,864,821
Total non-interest expense	20,884,343	11,409,505	9,256,881
Income before income taxes	7,158,276	2,426,565	3,178,888
Income taxes	1,926,624	996,750	1,055,522
Net income	5,231,652	1,429,815	2,123,366
Less: Net income (loss) attributable to the non-controlling interest	(148,319)	(72,849)	87,216
Net income attributable to Old Line Bancshares, Inc.	5,379,971	1,502,664	2,036,150
Preferred stock dividend and discount accretion	-	-	485,993
Net income available to common stockholders	$5,379,971	$1,502,664	$1,550,157

Basic earnings per common share	$0.86	$0.39	$0.40
Diluted earnings per common share	$0.86	$0.38	$0.40
Dividend per common share	$0.13	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Comprehensive Income

Years Ended December 31,	2011	2010	2009

Net income available to common stockholders	$5,379,971	$1,502,664	$1,550,157

Gross unrealized gain (loss)	3,531,262	(158,407)	(39,189)
Income tax (benefit)	1,392,906	(62,483)	(15,458)
Net unrealized gain (loss) on securities available for sale	2,138,356	(95,924)	(23,731)
Net gain (loss) on pension plan assets	(22,340)	-	-
Comprehensive net income available to common stockholders	$7,495,987	$1,406,740	$1,526,426

Comprehensive earnings per share	$1.20	$0.36	$0.40
Diluted earnings per share	$1.20	$0.36	$0.39

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Preferred stock &	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non-controlling
	Warrants	Shares	Par value	capital	earnings	income	interest

Balance, December 31, 2008	7,005,025	3,862,364	$38,624	$28,838,810	$5,411,772	$392,611	$604,011
Net income attributable to Old Line Bancshares, Inc.	-	-	-	-	2,036,150	-	-
Unrealized loss on securities available for sale, net of income tax benefit of $15,458	-	-	-	-	-	(23,731)	-
Net income attributable to non-controlling interest	-	-	-	-	-	-	87,216
Stock based compensation awards	-	-	-	119,711	-	-	-
Common stock cash dividend $0.12 per share	-	-	-	-	(463,483)	-	-
Repayment of preferred stock and warrant	(7,301,433)	-	-	76,433	-	-	-
Preferred stock dividend and accretion	296,408	-	-	-	(485,993)	-	-
Balance, December 31, 2009	-	3,862,364	38,624	29,034,954	6,498,446	368,880	691,227
Net income attributable to Old Line Bancshares, Inc.	-	-	-	-	1,502,664	-	-
Unrealized loss on securities available for sale, net of income tax benefit of $62,443	-	-	-	-	-	(95,924)	-
Net income attributable to non-controlling interest	-	-	-	-	-	-	(72,849)
Distribution to minority member(s)	-	-	-	-	-	-	(13,386)
Stock based compensation awards	-	-	-	118,127	-	-	-
Common stock cash dividend $0.12 per share	-	-	-	-	(465,842)	-	-
Stock options exercised including tax benefit of $13,630	-	11,700	117	53,712	-	-	-
Restricted stock issued	-	17,641	176	(176)	-	-	-
Balance, December 31, 2010	-	3,891,705	38,917	29,206,617	7,535,268	272,956	604,992
Net income attributable to Old Line Bancshares, Inc.	-	-	-	-	5,379,971		-
Acquisition Maryland Bankcorp, Inc.	-	2,132,231	21,322	17,784,103	-	-	-
Unrealized gain on securities available for sale, net of income tax benefit of $1,392,906	-	-	-	-	-	2,138,356	-
Net loss, defined benefit pension plan	-	-	-	-	-	(22,340)	-
Net income attributable to non-controlling interest	-	-	-	-	-	-	(148,320)
Stock based compensation awards	-	-	-	132,661	-	-	-
Private placement-common stock	-	776,872	7,769	6,325,075	-	-	-
Common stock cash dividend $0.13 per share	-	-	-	-	(821,497)	-	-
Stock options exercised including tax benefit of $5,238	-	8,100	81	40,707	-	-	-
Restricted stock issued	-	8,786	88	(88)	-	-	-
Balance, December 31, 2011	-	6,817,694	$68,177	$53,489,075	$12,093,742	$2,388,972	$456,672

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2011	2010	2009
Cash flows from operating activities
Interest received	$32,808,300	$18,626,720	$17,125,737
Fees and commissions received	2,144,083	878,982	1,339,179
Interest paid	(5,317,398)	(5,025,996)	(5,687,411)
Cash paid to suppliers and employees	(17,822,081)	(9,805,184)	(12,328,485)
Income taxes paid	(227,269)	(1,386,310)	(1,073,097)
	11,585,635	3,288,212	(624,077)
Cash flows from investing activities
Cash and cash equivalents of acquired bank	41,967,182	-	-
Net change in time deposits in other banks	297,000	14,734,102	(1,764,102)
Purchase of investment securities
Held to maturity	-	(20,316,548)	-
Available for sale	(75,476,075)	(16,277,804)	(12,868,441)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	-	4,561,229	2,203,921
Held to maturity sold	514,079	-	-
Available for sale at maturity or call	32,115,702	10,575,564	10,197,347
Available for sale sold	10,133,054	-	4,243,654
Loans made, net of principal collected	(50,566,900)	(37,039,236)	(34,755,829)
Proceeds from sale of other real estate owned	434,141	415,893	-
Investment in improvements other real estate owned	(88,965)	-	-
Redemption (purchase) of equity securities	314,931	394,900	(831,100)
Purchase of premises, equipment and software	(2,994,210)	(349,195)	(5,642,201)
	(43,350,061)	(43,301,095)	(39,216,751)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(5,627,926)	(1,930,127)	40,266,481
Other deposits	58,362,525	56,109,521	14,650,671
Short term borrowings	13,609,325	(10,480,607)	(1,623,995)
Long term borrowings	(10,087,468)	(82,120)	(5,077,066)
Acquisition cash consideration	(1,022,413)	-	-
Proceeds from stock options exercised, including tax benefit	40,788	53,829	-
Private placement-common stock	6,332,844	-	-
Repurchase of preferred stock & warrants	-	-	(7,225,000)
Cash dividends paid-preferred stock	-	-	(213,888)
Cash dividends paid-common stock	(821,497)	(465,842)	(463,483)
Distrbutions to minority members	-	(13,386)	-
	60,786,178	43,191,268	40,313,720
Net increase (decrease) in cash and cash equivalents	29,021,752	3,178,385	472,892

Cash and cash equivalents at beginning of year	14,614,972	11,436,587	10,963,695
Cash and cash equivalents at end of year	$43,636,724	$14,614,972	$11,436,587

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2011	2010	2009

Reconciliation of net income to net cash
provided (used) by operating activities
Net income	$5,231,652	$1,429,815	$2,123,366
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Depreciation and amortization	1,098,268	807,733	699,345
Provision for loan losses	1,800,000	1,082,000	900,000
Amortization of intangible	584,024	-	-
Gain on sale of other real estate owned	(248,005)	(192,724)	-
Loss on sale of equipment	5,214	-	4,803
(Gain) loss on sale of securities	(140,149)	-	(158,551)
Amortization of premiums and discounts	820,085	332,343	92,791
Other than temporary impairment on equity securities	123,039	-	-
Deferred income taxes	(196,884)	(24,494)	(228,766)
Stock based compensation awards	132,661	118,127	119,711
Increase (decrease) in
Accrued interest payable	(98,227)	(83,233)	(107,557)
Income taxes payable	475,687	(175,543)	175,543
Deferred loan fees net of costs	(265,714)	(16,733)	(99,222)
Other liabilities	(1,263,811)	306,914	(3,047,499)
Decrease (increase) in
Accrued interest receivable	(66,584)	(197,721)	36,311
Bank owned life insurance	(209,040)	(280,296)	(326,840)
Prepaid income taxes	1,420,552	(189,523)	35,649
Prepaid pension	339,226	-	-
Other assets	2,043,641	371,547	(843,161)
	$11,585,635	$3,288,212	$(624,077)

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 31,	2011	2010	2009

Supplemental Disclosure:
Loans transferred to other real estate owned	$1,114,290	$1,376,208	$-

Fair value of assets and liabilities from acquisition:
Cash	$41,967,182	$-	$-
Investments	71,434,005	-	-
Loans	190,826,040	-	-
Restricted stock	1,575,184	-	-
Premises and equipment	4,457,086	-	-
Accrued interest	1,128,988	-	-
Prepaid assets	1,231,029	-	-
Deferred tax	8,174,501	-	-
Bank owned life insurance	7,504,351	-
Prepaid pension costs	1,244,803	-	-
Other real estate owned	1,834,451	-	-
Core deposit intangible	5,002,917	-	-
Other assets	3,397,552	-	-
Deposits	(297,506,000)	-	-
Short term borrowings	(19,394,000)	-	-
Accrued interest payable	(60,782)	-	-
Accrued pension acquired	(3,330,390)	-	-
Other liabilities	(2,293,960)	-	-
Purchase price in excess of net assets acquired	633,790	-	-
Total	$17,826,747	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Organization and Description of Business-Old Line Bancshares, Inc. (Bancshares) is the holding company for Old Line Bank (Bank).  We provide a full range of banking services to customers located in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties in Maryland and surrounding areas.

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

Stock based compensation awards-We account for individual stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  For the years ended December 31, 2011, 2010 and 2009, we recorded stock based compensation expense of $132,661, $118,127 and $119,711, respectively.

1.           Summary of Significant Accounting Policies (Continued)

We may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the years ended December 31, 2010 and 2009 we recognized a tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options of $10,124 and $8,298, respectively.  There were no non-qualified options included in the expense calculation for the year ended December 31, 2011.

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

1.             Summary of Significant Accounting Policies (Continued)

Income taxes-The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse.  If needed, we use a valuation allowance to reduce the deferred tax assets to the amount we expect to realize.  We allocate tax expense and tax benefits to Bancshares and its subsidiaries based on their proportional share of taxable income.

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

December 31,	2011	2010	2009

Weighted average number of shares	6,223,057	3,880,060	3,862,364
Dilutive average number of shares	30,841	23,517	7,102

Comprehensive income-Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes and unrealized gain (loss) on the pension plan.

Reclassifications-We have made certain reclassifications to the 2010 and 2009 financial presentation to conform to the 2011 presentation.

Subsequent Events-We evaluated subsequent events after December 31, 2011 through March 23, 2012, the date this report was available to be issued.  As outlined in Note 6. Loans, in February 2012, we sold at foreclosure the property that secured the promissory note on a non-accrual loan in the amount of $1,169,337.  We anticipate ratification of the foreclosure will occur during the second quarter of 2012 and that we will receive approximately $966,000 from the sales proceeds and charge approximately $203,000 to the allowance for loan losses.

2.	Acquisition of Maryland Bankcorp, Inc.

On April 1, 2011, Bancshares acquired Maryland Bankcorp, Inc. (Maryland Bankcorp) the parent company of Maryland Bank & Trust Company, N.A. (MB&T). We converted each share of common stock of Maryland Bankcorp into the right to receive, at the holder’s election, $29.11 in cash or 3.4826 shares of Bancshares’ common stock.  We paid cash for any fractional shares of Bancshares’ common stock and an aggregate cash consideration of $1.0 million.  The total merger consideration was $18.8 million.

In connection with the acquisition, MB&T was merged with and into Old Line Bank, with Old Line Bank the surviving bank.

2.	Acquisition of Maryland Bankcorp, Inc. (Continued)

As required by the acquisition method of accounting, we have adjusted the acquired assets and liabilities of Maryland Bankcorp to their estimated fair value on the date of acquisition and added them to those of Bancshares.  Based on management’s preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which we have based on estimates and assumptions that are subject to change, we have allocated the purchase price for Maryland Bankcorp as follows:

April 1, 2011	(000's)
Cash and cash equivalents	$41,967
Investment securities	71,434
Loans	190,826
Restricted equity securities	1,575
Premises and equipment	4,457
Accrued interest receivable	1,129
Prepaid taxes	1,231
Deferred income taxes	8,175
Bank owned life insurance	7,504
Prepaid pension costs	1,245
Other real estate owned	1,834
Other assets	3,398
Deposits	(297,506)
Short term borrowings	(19,394)
Deferred compensation	(3,330)
Accrued expenses & liabilities	(2,355)
Net tangible assets acquired	12,190
Definite lived intangible assets acquired	5,003
Goodwill(1)	634
Net intangible assets acquired	5,637
Cash consideration	1,000
Total purchase price	$18,827

(1)	Within the measurement period, goodwill was increased $492,070 due to final measurement of liabilities associated with the acquisition.

2.	Acquisition of Maryland Bankcorp, Inc. (Continued)

We have not included any provision for loan losses during the period for loans acquired from MB&T.  In accordance with accounting for business combinations, we included the credit losses evident in the loans in the determination of the fair value of loans at the date of acquisition and eliminated the allowance for loan losses maintained by MB&T at acquisition date. The following table presents the fair value adjustments to the loans and other real estate owned:

Fair Value of Acquired Loans & Other Real Estate Owned

Loan & Other Real Estate Owned Fair Value Adjustments	April 1, 2011	Accretion To Income	Other(1)	December 31, 2011
Gross Loans	$208,504,534	$-	$-	$150,290,449
Real estate loans	(16,845,440)	1,725,898	1,082,235	(14,037,307)
Commercial loans	(788,359)	150,497	8,640	(629,222)
Consumer loans	(44,694)	3,624	(2)	(41,072)
Total Fair Value Adjustments Loans	(17,678,493)	1,880,019	1,090,873	(14,707,601)
Fair Value of Acquired Loans	$190,826,041			$135,582,848

Other real estate owned	$5,394,870	$-	$-	$6,177,407
Fair value adjustments other real estate owned	(3,560,419)	344,425	(828,635)	(4,044,629)
Fair value other real estate owned	$1,834,451			$2,132,778

(1)	Transferred, sold or charged off.

Prior to the end of the measurement period, April 1, 2012, if additional information becomes available which indicates the purchase price allocations require adjustments, we will include such adjustments in the purchase price allocation retrospectively.

2.	Acquisition of Maryland Bankcorp, Inc. (Continued)

Core Deposit Intangible

Of the total estimated purchase price, we have allocated an estimate of $12.2 million to net tangible assets acquired and we have allocated $5.0 million to the core deposit intangible which is a definite lived intangible asset. We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years as follows:

Years ended December 31,	Core Deposit Premium
2011	$584,024
2012	727,422
2013	659,052
2014	590,682
2015	522,312
2016	453,941
2017	385,571
2018	317,201
2019	248,831
2020	177,935
2021	125,459
2022	88,601
2023	52,521
2024	26,794
2025	17,740
2026	13,010
2027	8,279
2028	3,105
2029	447
Total	$5,002,927

We have allocated the remaining purchase price to goodwill. We will evaluate goodwill annually for impairment.  The goodwill will not be deductible for tax purposes.

2.	Acquisition of Maryland Bankcorp, Inc. (Continued)

Pro Forma Results

The following schedule includes consolidated statements of income data for the unaudited pro forma results for the periods ended December 31, 2011, 2010 and 2009 as if the MB&T acquisition had occurred as of the beginning of the periods presented (000’s).

Years Ended December 31,	2011	2010	2009
Net interest income	$27,102	$28,441	$25,246
Other non-interest revenue	2,741	3,940	4,107
Total revenue	29,843	32,381	29,353
Provision expense	1,800	5,021	900
Other non-interest expense	20,812	26,256	23,543
Income before income taxes	7,231	1,104	4,910
Income tax expense	1,945	376	1,714
Net income	5,286	728	3,196
Less: Net income (loss attributable to the non-controlling interest)	(148)	(73)	87
Net income available to Old Line Bancshares, Inc.	5,434	801	3,109
Preferred stock dividend and discount accretion	-	-	486
Net income available to common stockholders	5,434	801	2,623
Basic earnings per share	$0.80	$0.14	$0.46
Diluted earnings per share	$0.79	$0.14	$0.46

We have presented the pro forma financial information for illustrative purposes only and it is not necessarily indicative of the financial results of the combined companies if we had actually completed the acquisition at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period.  Pro forma basic and diluted earnings per common share were calculated using Bancshares’ actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the periods presented.

The following is an outline of the expenses that we have incurred during the years ended December 31, 2010 and 2011 in conjunction with the merger:

Years ended December 31,	2011	2010
Data processing	$64,811	$132,500
Salaries	203,600	96,729
MB&T Director Compensation	87,500	-
Advisory & legal fees	218,410	345,140
	$574,321	$574,369

3.           Cash and Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. The average balance exceeded the federally insured limit by $11,327,498 in 2011, by $13,403,045 in 2010 and by $11,263,538 in 2009.  The Bank also sells federal funds on an unsecured basis to the same banks.  The average balance sold was $4,511,838, $2,720,879 and $458,457 in 2011, 2010 and 2009, respectively.  Federal banking regulations require banks to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

4.           Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	cost	gains	losses	value

Available for sale
U.S. treasury	$1,247,889	$8,361	$-	$1,256,250
U.S. government agency	25,998,568	112,040	(19,537)	26,091,071
Municipal securities	33,753,049	1,396,859	(7,915)	35,141,993
Mortgage backed	96,803,309	2,557,430	(65,218)	99,295,521
	$157,802,815	$4,074,690	$(92,670)	$161,784,835
December 31, 2010

Available for sale
U. S. government agency	$3,716,858	$90,881	$(3,942)	$3,803,797
Municipal securities	1,302,630	24,746	(169)	1,327,207
Mortgage backed	27,579,549	519,919	(180,677)	27,918,791
	$32,599,037	$635,546	$(184,788)	$33,049,795
Held to maturity
Municipal securities	$983,783	$11,569	$(39,568)	$955,784
Mortgage backed	20,752,686	290,747	(33,636)	21,009,797
	$21,736,469	$302,316	$(73,204)	$21,965,581
December 31, 2009

Available for sale
U. S. government agency	$7,133,657	$171,946	$(14,928)	$7,290,675
Municipal securities	2,253,107	36,759	(14,294)	2,275,572
Mortgage backed	18,017,019	429,682	-	18,446,701
	$27,403,783	$638,387	$(29,222)	$28,012,948
Held to maturity
Municipal securities	300,779	2,714	-	303,493
Mortgage backed	5,505,728	267,544	-	5,773,272
	$5,806,507	$270,258	$-	$6,076,765

4.           Investment Securities (Continued)

The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2011:

December 31, 2011	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. government agency	$7,929,685	$19,537
Municipal securities	492,085	7,915
Mortgage backed	6,802,945	65,218

Total unrealized losses less than 12 months	15,224,715	92,670
Unrealized losses greater than 12 months
U.S. government agency	-	-
Municipal securities	-	-
Mortgage backed	-	-

Total unrealized losses greater than 12 months	-	-

Total unrealized losses
U.S. government agency	7,929,685	19,537
Municipal securities	492,085	7,915
Mortgage backed	6,802,945	65,218

Total unrealized losses	$15,224,715	$92,670

We consider all unrealized losses on securities as of December 31, 2011 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of December 31, 2011, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the year ended December 31, 2011, we received $17,716,257 in proceeds from sales or calls of investment securities resulting in gross realized gains of $140,149.  We did not sell any investment securities during the year ended December 31, 2010. During 2009, we received $4,243,654 in proceeds from the sale of investment securities and recorded gross realized gains of $158,551 from the sale of available for sale securities.

As a result of the acquisition of Maryland Bankcorp, we determined that it was appropriate to evaluate the investment portfolio to ensure that the acquired securities met our criteria and provided adequate liquidity.  This analysis indicated that it was prudent to reposition the portfolio and as a result we elected to sell a held to maturity security during the second quarter of 2011.  We received total proceeds of $514,079 from this sale.  At the time of sale, the book value of this security was $488,457 and we recorded a gain of $25,622.  As required by accounting guidance, we subsequently reclassified all securities classified as held to maturity to available for sale.

4.           Investment Securities (Continued)

At the time of the transfer to available for sale, the book value of the held to maturity securities was $19,962,205 and the market value was $20,779,758.  Accordingly, we recorded an increase to accumulated other comprehensive of $417,553.

Contractual maturities and pledged securities at December 31, 2011, 2010 and 2009, are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, the Bank receives payments on a monthly basis.  We have pledged securities to customers who have funds invested in overnight repurchase agreements and deposits.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2011	cost	value	cost	value

Maturing
Within one year	$1,259,229	$1,280,872	$-	$-
Over one to five years	19,052,724	19,138,115	-	-
Over five to ten years	28,684,389	29,502,002	-	-
Over ten years	108,806,473	111,863,846	-	-
	$157,802,815	$161,784,835	$-	$-

Pledged securities	$34,530,023	$35,550,747	$-	$-

December 31, 2010

Maturing
Within one year	$1,009,341	$1,041,750	$-	$-
Over one to five years	1,992,780	2,078,874	302,084	305,385
Over five to ten years	12,034,769	12,202,523	6,784,476	7,005,706
Over ten years	17,562,147	17,726,648	14,649,909	14,654,490
	$32,599,037	$33,049,795	$21,736,469	$21,965,581

Pledged securities	$-	$-	$-	$-

December 31, 2009

Maturing
Within one year	$1,644,598	$1,663,512	$-	$-
Over one to five years	4,440,360	4,621,900	99,927	100,210
Over five to ten years	8,567,790	8,760,477	2,279,892	2,373,515
Over ten years	12,751,035	12,967,059	3,426,688	3,603,040
	$27,403,783	$28,012,948	$5,806,507	$6,076,765

Pledged securities	$-	$-	$-	$-

5.	Credit Commitments

The Bank is party to financial instruments with off balance sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

December 31,	2011	2010	2009

Commitments to extend credit and available credit lines:

Commercial	$46,966,082	$34,484,923	$21,153,839
Construction	21,397,858	11,512,287	14,573,064
Consumer	13,195,158	7,256,092	9,014,671

	$81,559,098	$53,253,302	$44,741,574

Standby letters of credit	$8,226,104	$7,900,689	$3,882,806

Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract.  Loan commitments generally have fixed expiration dates, and may require payment of a fee.  Lines of credit generally have variable interest rates and fixed expiration dates.  Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time.  Letters of credit are commitments issued to guarantee the performance of a customer to a third party.

The Bank's exposure to credit loss in the event of nonperformance by the customer is the contractual amount of the commitment.  Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans.  Management is not aware of any accounting loss it would incur by funding its outstanding commitments.

6.	Loans

Major classifications of loans are as follows:

December 31,	2011	2010	2009

Real estate
Commercial	$273,101,082	$153,526,907	$124,002,072
Construction	51,662,538	24,377,690	30,872,499
Residential	96,723,708	27,081,399	23,350,018
Commercial	107,125,895	83,523,056	74,174,400
Consumer	13,674,025	13,079,878	14,622,153
	542,287,248	301,588,930	267,021,142
Allowance for loan losses	(3,741,271)	(2,468,476)	(2,481,716)
Deferred loan costs, net	751,689	485,976	469,243
	$539,297,666	$299,606,430	$265,008,669

6.	Loans (Continued)

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

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we have a concentration in the hospitality industry.  At December 31, 2011, we had approximately $54.0 million of commercial real estate loans outstanding to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Real Estate Construction Loans

This segment of our portfolio consists of funds advanced for construction of single family residences, multi-family housing and commercial buildings.  These loans generally have short durations, meaning

6.	Loans (Continued)

maturities typically of nine months or less.  Residential houses, multi-family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans.  The vast majority of these loans are concentrated in our primary market area.

Construction lending also entails significant risk.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction.  An appraisal of the property estimates the value of the project prior to completion of construction.  Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan to value ratios.  To mitigate the risks, we generally limit loan amounts to 80% or less of appraised values and obtain first lien positions on the property.  We generally only offer real estate construction financing to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take-out”.  We also perform a complete analysis of the borrower and the project under construction.  This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take-out”, the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral.  During construction, we advance funds on these loans on a percentage of completion basis.  We inspect each project as needed prior to advancing funds during the term of the construction loan.

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

6.	Loans (Continued)

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

Concentrations of Credit
Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of December 31, 2011, 2010 and 2009, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

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

6.	Loans (Continued)

The table below presents a breakdown of the recorded book balance of non-performing loans and accruing past due loans at December 31, 2011.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
December 31, 2011
	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-	7	$2,288,900	$1,164,630
Construction	1	1,169,337	212,484	2	1,184,146	255,560
Residential		-	-	4	1,019,942	241,093
Commercial	1	77,975	1,735	4	90,039	33,041
Consumer		-	-		-	-
Total non-performing loans	2	$1,247,312	$214,219	17	$4,583,027	$1,694,324

Accruing past due loans:
30-59 days past due
Real estate	1	421,805		3	474,651
Commercial		-			-
Consumer		-		16	22,698
Total 30-59 days past due	1	421,805		19	497,349
60-89 days past due
Real estate	2	311,762		2	338,431
Commercial	1	11,043			-
Consumer		-		1	3,494
Total 60-89 days past due	3	322,805		3	341,925
90 or more days past due
Consumer	1	34,370			-
Total accruing past due loans	5	778,980		22	839,274

Accruing Troubled Debt Restructurings
Real Estate	3	$5,037,879			$-
Consumer	1	142,671		2	154,088
Total Accruing Troubled Debt Restructurings	4	$5,180,550		2	$154,088

6.	Loans (Continued)

The tables below present the contract amount due of the non-accrual loans at December 31, 2011.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Contract Amount
December 31, 2011

	Legacy			Acquired
	# of Borrowers	Contract Balance	Interest Not Accrued	# of Borrowers	Contract Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-	7	$6,417,444	$1,164,630
Construction	1	1,616,317	212,484	2	2,815,452	255,560
Residential		-	-	4	2,606,151	241,093
Commercial	1	77,975	1,735	4	327,414	33,041
Consumer		-	-		-	-
Total non-performing loans	2	$1,694,292	$214,219	17	$12,166,461	$1,694,324

6.              Loans (Continued)

The tables below presents a breakdown of the non-performing legacy loans and accruing legacy past due loans at December 31, 2010 and 2009, respectively.

Legacy
Non-Accrual and Past Due Loans

December 31,	2010			2009
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$2,426,608	$314,804	3	$1,586,499	$190,701
Construction		-	-		-	-
Residential		-	-		-	-
Commercial		-	-		-	-
Consumer	1	284,011	3,728		-	-
Total non-performing loans	3	$2,710,619	$318,532	3	$1,586,499	$190,701

Accruing past due loans:
30-89 days past due		$-		2	$581,018
90 or more days past due		-			-
Total accruing past due loans		$-		2	$581,018

Non-accrual legacy loans

At December 31, 2011, two non-accrual legacy loans totaling $1,247,312 were past due and classified as non-accrual.  The first loan in the amount of $1,169,337 is a residential land acquisition and development loan secured by real estate and described below.  At December 31, 2011, the non-accrued interest on this loan was $212,484, none of which was included in interest income.  The borrower and guarantor on this loan have filed bankruptcy.  During the 1st quarter of 2011, we charged $446,980 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337.  We have an additional $65,000 of the allowance for loan losses specifically allocated to this loan.  We had identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the current carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  In February 2012, the property that secures the promissory note was sold at foreclosure for an amount less than our carrying fair value.  We anticipate ratification of the foreclosure will occur during the second quarter of 2012 and that we will receive approximately $966,000 from the sales proceeds and charge approximately $203,000 to the allowance for loan losses.

The second loan is a commercial loan secured by a blanket lien on the borrower’s assets and a second deed of trust on the guarantors’ personal residence.  The borrower has ceased operations and the collateral has no value.  In the first quarter of 2012, we charged the entire balance due to the allowance for loan losses and have filed a judgment against the guarantors.  At December 31, 2011, we had allocated the entire loan balance to the allowance for loan losses.

At December 31, 2010, we had three loans totaling $2,710,619 past due and classified as non-accrual.  The first loan in the amount of $810,291 is the same loan that we previously reported in our December 31, 2009 and December 31, 2008 financial statements.  At December 31, 2010, we had obtained a “lift

6.	Loans (Continued)

stay” on the property and were awaiting ratification of foreclosure.  We received this ratification in January 2011 and transferred this property to other real estate owned.  At December 31, 2010, the non-accrued interest on this loan was $212,937.

The second loan in the amount of $1,616,317 is the residential acquisition and development loan secured by real estate discussed above.  At December 31, 2010, we considered this loan impaired and had allocated $450,000 of the allowance for loan losses to this loan.  At December 31, 2010, the interest not accrued on this loan was $101,867.

The third loan at December 31, 2010 was a luxury boat loan in the amount of $284,011.  The borrower on this loan has also filed bankruptcy.  At December 31, 2010, the interest not accrued on this loan was $3,728.   During the 1st quarter of 2011, we repossessed the boat, charged $47,261 to the allowance for loan losses and recorded the remaining balance of $236,750 as repossessed property in other assets.  During the 4th quarter of 2011, we sold this boat and recorded a loss in other operating expense of $120,741 on the sale.

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

Acquired impaired loans

As outlined in Note 2-Acquisition of Maryland Bankcorp, Inc., loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  In determining the estimated fair value of these loans, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision expense and decrease net interest income.  Subsequent collection of payments on these loans will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.  At December 31, 2011, the contract value of the acquired impaired loans (including non-accrual loans) was $31,927,256.  The fair value adjustments applied to these loans was $15,589,151.  The fair value of these loans (recorded book value) was $16,338,106.

Non-accrual acquired loans

At December 31, 2011, we had 22 non-accrual acquired loans to 17 borrowers with a recorded total fair value of $4,583,027 and a total contract amount due of $12,166,461.   The non-accrued interest on these loans at December 31, 2011 was $1,694,324.  As outlined above, at acquisition, we marked these loans to fair value and carry no related allowance for loan losses.

6.	Loans (Continued)

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

We determine loss ratios for installment and other consumer loans and real estate loans based upon a review of prior 18 months delinquency trends for the category, the three year loss ratio for the category, peer group loss ratios and industry standards.

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

6.	Loans (Continued)

o
Risk rating 3 (Acceptable Quality) is normally assigned when the borrower is a reasonable credit risk and demonstrates the ability to repay the debt from normal business operations.  Risk factors may include reliability of margins and cash flows, liquidity, dependence on a single product or industry, cyclical trends, depth of management, or limited access to alternative financing sources.  Historic financial information may indicate erratic performance, but current trends are positive.  Quality of financial information is adequate, but is not as detailed and sophisticated as information found on higher graded loans.  If adverse circumstances arise, they may significantly impact the borrower. We classify many small business loans in this category unless deterioration occurs or we believe the loan requires additional monitoring, such as construction loans, asset based (accounts receivable/inventory) loans, and Small Business Administration (SBA) loans.

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

6.	Loans (Continued)

We charge off loans that management has identified as losses.  We consider suggestions from our external loan review firm and bank examiners when determining which loans to charge off.  We automatically charge off consumer loan accounts based on regulatory requirements.  The following table outlines the allocation of allowance for loan losses by risk rating.

	Account Balance December 31, 2011	Allocation of Allowance for Loan Losses 2011
Risk Rating
Pass (1-4)	$517,010,521	$3,219,376
Special Mention (5)	11,090,344	320,241
Substandard (6)	14,186,383	201,654
Doubtful (7)	-	-
Loss (8)	-	-
Total	$542,287,248	$3,741,271

Risk Rating	Account Balance December 31, 2010	Allocation of Allowance for Loan Losses December 31, 2010
Pass (1-4)
Special Mention (5)	$281,901,972	$1,529,356
Substandard (6)	13,777,303	489,120
Doubtful (7)	5,909,655	450,000
Loss (8)	-	-
Total	-	-
	$301,588,930	$2,468,476

Risk Rating	Account Balance December 31, 2009	Allocation of Allowance for Loan Losses December 31, 2009
Pass (1-4)
Special Mention (5)	$247,573,949	$884,877
Substandard (6)	11,658,809	846,839
Doubtful (7)	7,788,384	750,000
Loss (8)	-	-
Total	-	-
	$267,021,142	$2,481,716

6.	Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	967,036	384,642	317,778	130,544	1,800,000
Recoveries	13,701	154,523	-	66,834	235,058
	2,728,859	956,363	612,501	205,811	4,503,534
Loans charged off	(605,791)	(34,053)	(47,261)	(75,158)	(762,263)
Ending Balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$175,117	$136,654	$70,000	$-	$381,771
Loans collectively evaluated for impairment	1,947,951	785,656	495,240	130,653	3,359,500
Ending balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716
Provision for loan losses	857,818	9,495	213,306	1,381	1,082,000
Recoveries	3,650	-	-	927	4,577
	2,706,594	554,349	294,723	12,627	3,568,293
Loans charged off	(958,472)	(137,151)	-	(4,194)	(1,099,817)
Ending Balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

Amount allocated to:
Loans individually evaluated for impairment	$450,000	$-	$-	$-	$450,000
Loans collectively evaluated for impairment	1,298,122	417,198	294,723	8,433	2,018,476
Ending balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

6.	Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2009.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2009	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,348,850	$526,600	$94,910	$13,391	$1,983,751
Provision for loan losses	841,101	18,254	36,507	4,138	900,000
Recoveries	-	-	-	-	-
	2,189,951	544,854	131,417	17,529	2,883,751
Loans charged off	(344,825)	-	(50,000)	(7,210)	(402,035)
Ending Balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716

Amount allocated to:
Loans individually evaluated for impairment	$750,000	$-	$-	$-	$750,000
Loans collectively evaluated for impairment	1,095,126	544,854	81,417	10,319	1,731,716
Ending balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716

6.	Loans (Continued)

Our recorded investment in loans as of December 31, 2011, 2010 and 2009 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$5,924,354	$136,654	$142,671	$-	$6,203,679
Loans individually evaluated for impairment without specific reserve	1,720,458	1,887,986	-	-	3,608,444
Loans collectively evaluated for impairment	413,842,516	105,101,255	8,717,775	4,813,579	532,475,125
Ending balance	$421,487,328	$107,125,895	$8,860,446	$4,813,579	$542,287,248

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,616,317	$-	$-	$-	$1,616,317
Loans individually evaluated for impairment without specific reserve	2,273,029	2,020,309	-	-	4,293,338
Loans collectively evaluated for impairment	201,096,650	81,502,747	11,621,392	1,458,486	295,679,275
Ending balance	$204,985,996	$83,523,056	$11,621,392	$1,458,486	$301,588,930

December 31, 2009	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,972,739	$-	$-	$-	$1,972,739
Loans individually evaluated for impairment without specific reserve	3,734,900	2,080,745	-	-	5,815,645
Loans collectively evaluated for impairment	172,516,950	72,093,655	13,120,566	1,501,587	259,232,758
Ending balance	$178,224,589	$74,174,400	$13,120,566	$1,501,587	$267,021,142

6.	Loans (Continued)

The following table outlines the maturity and rate repricing distribution of the loan portfolio.  For purposes of this disclosure, we have classified non-accrual loans as immediately repricing or maturing.

December 31,	2011	2010	2009

Within one year	$182,242,860	$124,914,560	$101,809,560
Over one to five years	292,507,248	149,488,074	131,119,339
Over five years	67,537,140	27,186,296	34,092,243
	$542,287,248	$301,588,930	$267,021,142

As of December 31, 2011, the Bank has pledged loans totaling $264,053,734 to support Federal Home Loan Bank borrowings.

The Bank makes loans to customers located in the Maryland suburbs of Washington D.C.  Residential and commercial real estate secure substantial portions of the Bank’s loans.  Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

7.	Equity Securities

We own the following equity securities:

December 31,	2011	2010	2009

Federal Reserve Bank stock	$1,572,900	$827,050	$1,037,050
Atlantic Central Bankers Bank stock	119,500	12,000	12,000
Federal Home Loan Bank stock	1,739,300	1,548,700	1,733,600
ACBB BITS stock	100,000	-	-
SLMA stock	261,845	-	-
Maryland Financial Bank stock	152,497	175,000	175,000
Total	$3,946,042	$2,562,750	$2,957,650

We have recorded these securities at cost and have evaluated them for other than temporary impairment.   For the twelve months ended December 31, 2011, we recorded a permanent impairment on the Maryland Financial Bank stock of $122,500 and charged off acquired Federal National Mortgage Association stock in the amount of $539.

8.	Pointer Ridge Office Investment, LLC

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

Pointer Ridge Office Investment, LLC
December 31,	2011	2010	2009
Balance Sheets
Current assets	$429,611	$758,257	$891,233
Non-current assets	7,088,001	7,252,413	7,432,268
Liabilities	6,299,819	6,397,360	6,480,230
Equity	1,217,793	1,613,310	1,843,271

Statements of Income
Revenue	$765,044	$822,920	$1,239,137
Expenses	1,160,562	1,017,184	1,006,563
Net income (loss)	$(395,518)	$(194,264)	$232,574

We purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest at the book value which was equivalent to the fair value.  Accordingly, we did not record any goodwill with this purchase.

9.           Premises and Equipment

A summary of our premises and equipment and the related depreciation follows:

December 31,	Useful lives	2011	2010	2009

Land		$4,300,943	$3,207,423	$3,207,423
Building	5-50 years	15,244,033	12,085,285	12,042,540
Leasehold improvements	3-30 years	4,268,268	2,225,181	2,171,310
Furniture and equipment	3-23 years	3,725,355	2,623,752	2,384,207
		27,538,599	20,141,641	19,805,480
Accumulated depreciation		4,323,170	3,274,080	2,479,381
Net premises and equipment		$23,215,429	$16,867,561	$17,326,099

Depreciation expense		$1,080,364	$794,494	$676,127

Computer software included in other assets, and related amortization, are as follows:

Cost	3 years	$339,744	$224,028	$224,028
Accumulated amortization		235,423	217,519	204,280
Net computer software		$104,321	$6,509	$19,748

Amortization expense		$17,904	$13,239	$23,218

10.	Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2011	2010	2009

Money market and NOW	$123,906,736	$70,997,729	$43,424,979
Savings	60,653,977	9,504,226	7,578,780
Other time deposits-$100,000 and over	205,589,956	67,580,248	58,681,241
Other time deposits	130,478,787	124,950,239	135,779,373
	$520,629,456	$273,032,442	$245,464,373

Time deposits mature as follows:

December 31,	2011	2010	2009

Within three months	$93,800,169	$59,635,580	$63,785,047
Over three to twelve months	124,512,418	71,565,952	82,433,333
Over one to three years	102,217,412	52,512,370	42,526,579
Over three to five years	15,538,744	8,816,585	5,715,655
	$336,068,743	$192,530,487	$194,460,614

10.	Deposits (Continued)

Interest on deposits for the years ended December 31, 2011, 2010 and 2009, consisted of the following:

December 31,	2011	2010	2009

Money market and NOW	$615,337	$480,613	$171,476
Savings	154,573	27,487	25,602
Other time deposits - $100,000 and over	1,898,868	1,464,554	1,608,367
Other time deposits	1,720,916	1,947,684	2,747,654
	$4,389,694	$3,920,338	$4,553,099

11.	Short Term Borrowings

Bancshares has available an unsecured $3.0 million line of credit. The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $29.5 million as of December 31, 2011.  The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $241.0 million.  Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank provide collateral to support borrowings.  At December 31, 2011, we had provided $72.3 million in collateral value and as outlined below have borrowed $10.0 million.  We have additional available borrowing capacity of $62.3 million.  We may increase this availability by pledging additional collateral.  As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to the Bank’s customers, federal funds purchased and advances from the FHLB.

The Bank sells short term promissory notes to its customers. These notes re-price daily and have maturities of 270 days or less.  Federal funds purchased are unsecured, overnight borrowings from other financial institutions.  Short term borrowings from the FHLB have a remaining maturity of less than one year.

11.	Short Term Borrowings (Continued)

Information related to short term borrowings is as follows:

December 31,	2011		2010		2009

	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year end
Short term promissory notes	$7,784,561	0.20%	$5,669,332	0.50%	$11,149,939	0.50%
Repurchase agreements	20,888,096	0.50%	-		-
FHLB advance due Nov. 2010	-		-		5,000,000	3.66%
FHLB advance due Dec. 2012	5,000,000	3.36%	-		-
FHLB advance due Dec. 2012	5,000,000	3.12%	-		-
Total	$38,672,657		$5,669,332		$16,149,939

Average for the year
Short term promissory notes	$8,917,822	0.13%	$17,103,742	0.68%	$14,928,390	0.62%
Repurchase agreements	20,888,096	0.50%	-		-
Federal funds purchased	-		-		603
FHLB advance due Nov. 2010	-		4,566,438	3.66%	1,837,268	3.66%
FHLB advance due Dec. 2012	260,274	3.36%	-		-
FHLB advance due Dec. 2012	164,384	3.12%	-		-
Total	$30,230,576		$21,670,180		$16,766,261

At December 31, 2011, the book and market values of securities pledged as collateral for repurchase agreements were $30,618,545 and $31,537,558, respectively.

12.	Long Term Borrowings

The Senior note is an obligation of Pointer Ridge. It has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.

December 31,	2011		2010		2009

	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year end
FHLB advance due Dec. 2012	$-	-%	$5,000,000	3.358%	$5,000,000	3.358%
FHLB advance due Dec. 2012	-	-	5,000,000	3.119	5,000,000	3.119
Senior note	6,284,479	6.280	6,371,947	6.280	6,454,067	6.280
Total	$6,284,479		$16,371,947		$16,454,067

Average for the year
FHLB advance due Nov. 2010	$-	-%	$-	-%	$4,561,644	3.660%
FHLB advance due Dec. 2012	4,739,726	3.358	5,000,000	3.358	5,000,000	3.358
FHLB advance due Dec. 2012	4,835,616	3.119	5,000,000	3.119	5,000,000	3.119
Senior note, fixed at 6.28%	6,324,792	6.280	6,409,188	6.280	6,489,559	6.280
Total	$15,900,134		$16,409,188		$21,051,203

12.	Long Term Borrowings (Continued)

Principal payments on long term debt obligations are due as follows:

Year	Amount
2012	$94,385
2013	100,555
2014	107,130
2015	114,134
2016	5,868,275
Remaining	-
$6,284,479

13.	Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors.  Fees charged for these services are at similar rates charged by unrelated parties for similar work.  Amounts paid to these related parties totaled $188,250, $369 and $21,566, during the years ended December 31, 2011, 2010 and 2009, respectively.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000.  This purchase increased Bancshares’ membership interest from 50.0% to 62.5%.  Frank Lucente, a director of Bancshares and the Bank, is the President and 52.0% stockholder of Lucente Enterprises, Inc.  Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C.  Lucente Enterprises has retained its 12.5% membership interest in Pointer Ridge.  In 2011, 2010 and 2009, the Bank paid Pointer Ridge $558,558, $542,290 and $526,494 in lease payments, respectively.

The directors, executive officers and their affiliated companies maintained deposits with the Bank of $5,955,165, $8,721,286, and $8,798,695 at December 31, 2011, 2010 and 2009, respectively.

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2011	2010	2009

Balance at beginning of year	$2,002,458	$1,464,115	$889,630
Additions	138,477	683,400	967,630
Repayments	(307,641)	(145,057)	(393,145)
Balance at end of year	$1,833,294	$2,002,458	$1,464,115

In addition to the outstanding balances, the directors and executive officers or affiliated companies have $292,074 in unused commitments as of December 31, 2011.  In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

14.	Income Taxes

The components of income tax expense are as follows:

December 31,	2011	2010	2009

Current
Federal	$1,797,275	$824,005	$1,024,750
State	641,007	197,239	259,538
	2,438,282	1,021,244	1,284,288
Deferred	(511,658)	(24,494)	(228,766)
	$1,926,624	$996,750	$1,055,522

The components of deferred income taxes are as follows:

December 31,	2011	2010	2009

Provision for loan losses	$(531,583)	$110,234	$(171,316)
Non-accrual interest	(194,030)	(50,423)	6,110
Impairment losses and expenses on other real estate owned	190,619	(20,670)	-
Director stock options	(15,247)	(5,648)	(8,298)
Deferred compensation plans	4,450	(86,832)	(52,760)
Deferred loan origination costs, net	97,363	17,571	(114,426)
Depreciation	421,006	11,274	111,924
Mark-to-market tax accounting for acquired securities	(818,015)	-	-
Net operating loss carryover	255,117	-	-
Accretion of fair value adjustments for acquired assets and liabilities	869,554	-	-
Investment impairment loss	(48,320)	-	-
Non-compete and consulting agreements	54,237	-	-
Core deposit intangible amortization	(230,368)	-	-
Defined benefit plan	(65,041)	-	-
Other	(1,400)	-	-
Reduction of valuation allowance	(500,000)	-	-
	$(511,658)	$(24,494)	$(228,766)

We initially recorded a valuation allowance of $1.2 million for the deferred tax asset with the acquisition of Maryland Bankcorp because of our uncertainty about our ability to utilize its net operating loss (NOL) carryover and built in losses, and because of uncertainty about the status of the tax return filings and related accounting for income taxes at the April 1, combination date.  We applied $154,000 of the allowance to tax liabilities associated with the defined benefit plan.  Based on our year end evaluation of the up to date tax returns, the related accounting for income taxes, and our ability to utilize the net operating losses (NOL) and built in losses acquired with Maryland Bankcorp, we further reduced the valuation allowance by $500,000 with a credit to income tax expense.

Maryland Bankcorp had NOL carryovers of $3.54 million at the time of our business combination.  We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code.  We may deduct up to $645,278 for 2011 and $856,459 per year thereafter until we have fully used the NOL.  The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction.  If the NOL is not used by the limited annual deductions, $2.336 million will expire in 2030 and $1.18 million will expire in 2031.

14.	Income Taxes (Continued)

The components of net deferred tax assets and liabilities are as follows:

December 31,	2011	2010	2009

Deferred tax assets
Allowance for loan losses	$948,828	$823,454	$933,688
Non-accrual interest	664,164	78,120	27,697
Impairment losses and expenses on other real estate owned	1,916,766	20,670	-
Director stock options	45,811	26,087	20,439
Deferred compensation plans	1,632,293	265,484	178,652
Net operating loss carryover	1,142,158	-	-
Fair value adjustments for acquired assets and liabilities	6,107,727	-	-
Investment impairment loss	48,320	-	-
Non-compete agreements	103,543	-	-
	$12,609,610	1,213,815	1,160,476

Deferred tax liabilities
Deferred loan origination costs	407,813	310,450	292,879
Depreciation	1,346,627	460,012	448,738
Core deposit intangible	1,743,032	-	-
Defined benefit plan	406,501	-	-
Net unrealized gain on securities available for sale	915,669	177,802	240,285
	4,819,642	948,264	981,902
Net deferred tax asset before valuation allowance	7,789,968	265,551	178,574
Valuation allowance for deferred tax asset	545,939	-	-
Net deferred tax asset	$7,244,029	$265,551	$178,574

The following table reconciles the differences between the federal income tax rate of 34 percent and our effective tax rate:

December 31,	2011	2010	2009

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	5.1	5.7	4.0
Bank owned life insurance	(2.9)	(3.9)	(3.5)
Other tax exempt income	(4.4)	(3.1)	(1.8)
Stock based compensation awards	0.4	1.3	1.1
Other non-deductible expenses	1.0	6.1	0.3
Reduction of valuation allowance for deferred tax asset	(7.0)
Net income attributable to the non-controlling interest	0.7	1.0	(0.9)
Effective tax rate	26.9%	41.1%	33.2%

15.	Retirement and Employee Stock Ownership Plans

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation.  Our contributions to the plan, included in employee benefit expenses, were $302,615, $158,523 and $132,284 for 2011, 2010, and 2009, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits.  We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The Bank’s expenses for the SERPs were ($11,282), $221,814 and $133,758 in 2011, 2010, and 2009, respectively.

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (KSOP).  The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code and an employee stock ownership plan.  We have discontinued any future contributions to the employee stock ownership plan.  At December 31, 2011, the employee stock ownership plan owned 181,508 shares of Bancshares’ stock, had $10,000 invested in Old Line Bank Certificates of Deposit, and  $4,675 in an Old Line Bank money market account.  We have transferred the MB&T 401(k) assets into the Old Line 401(k) plan discussed above.

MB&T had an employee pension plan (MB&T Pension Plan) that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date.  We have notified all plan participants that we have terminated this plan effective August 1, 2011.  We have liquidated the securities the plan held, deposited the proceeds into interest bearing certificates of deposit and a money market account and expect to distribute the remaining balances prior to December 31, 2012.  As of December 31, 2011, expected future benefit payments to be paid in 2012 are $2,052,353.  We are unable to predict any income or loss that may occur as a result of the termination.  At this time we do not expect to incur any significant expenses with the termination of this plan.

The MB&T Pension Plan covered substantially all employees of MB&T who had completed one year of service and reached twenty-one years of age.  Employees with five or more years of vested service were entitled to annual pension benefits beginning at normal retirement age of sixty five equal to the sum of 0.75% of final average earnings plus 0.60% of final average earnings in excess of covered compensation, multiplied by credited service not greater than thirty years.  The MB&T Pension Plan permitted early retirement at age 55 or over with the completion of five years of vesting service.  The annual early retirement benefit is the deferred vested benefit, reduced by one half of one percent for each month the actual retirement date precedes the normal retirement date.  The normal form of pension benefit was a benefit payable during the lifetime of the retired participant and surviving spouse beneficiary.

Net period pension cost (income) for the Pension Plan is as follows:

Years Ended December 31,	2011	2010	2009
Interest cost	$164,889	$-	$-
Settlement cost	27,023	-	-
Net periodic pension cost	$191,912	$-	$-

15.	Retirement and Employee Stock Ownership Plans (Continued)

The following table outlines the financial status of the Pension Plan since the acquisition date and year end:

Change in Benefit Obligations	December 31, 2011	Acquisition April 1, 2011
Projected benefit obligation at beginning of year	$3,757,870	$3,740,701
Service Cost	-	-
Interest Cost	164,889	54,963
Actual return	-	-
Actuarial (gain) loss	1,734	-
Benefits paid	(2,046,815)	(37,794)
Projected benefit obligation at end of year	1,877,678	3,757,870
Change in Plan Assets
Fair value of plan assets at beginning of year	5,002,673	5,056,343
Actual return on plan assets	(47,629)	(15,876)
Employer contribution	-	-
Benefits paid	(2,046,815)	(37,794)
Fair value of plan assets at end of year	2,908,229	5,002,673
Funded status at end of year	$1,030,551	$1,244,803

Amounts recognized in balance sheet
Non-current assets	$1,030,551	$1,244,803
Current liabilities	-	-
Non-current liabilities	-	-
	$1,030,551	$1,244,803

Amounts recognized in accumulated other comprehensive income
Net (gain) loss	$49,363	$730,215
Acquisition effect	-	(730,215)
Settlement effect	(27,023)	-
Prior service cost (credit)	-	-
Total	$22,340	$-

The weighted average assumptions used to determine net periodic pension costs and the accumulated benefits are as follows:

	December 31, 2011	April 1, 2011
Discount rate	5.50%	6.00%
Long term rate of return on assets	0.00%	0.00%
Salary increases	0.00%	0.00%

16.	Capital Standards

The Federal Deposit Insurance Corporation and the Federal Reserve Board have adopted risk based capital standards for banking organizations.  These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions.  As of December 31, 2011, 2010 and 2009, the capital ratios and minimum capital requirements are as follows:

			Minimum capital		To be well
	Actual		adequacy		capitalized
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000's)
Total capital (to risk weighted assets)
Consolidated	$64,339	11.3%	$45,715	8.0%	$57,143	10.0%
Old Line Bank	$63,467	11.1%	$45,651	8.0%	$57,064	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$60,597	10.6%	$22,857	4.0%	$34,286	6.0%
Old Line Bank	$59,726	10.5%	$22,825	4.0%	$34,238	6.0%
Tier 1 capital (to average assets)
Consolidated	$60,597	7.8%	$31,155	4.0%	$38,943	5.0%
Old Line Bank	$59,726	7.7%	$31,155	4.0%	$38,943	5.0%

December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$39,249	12.4%	$25,362	8.0%	$31,703	10.0%
Old Line Bank	$37,960	12.0%	$25,232	8.0%	$31,540	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$36,781	11.6%	$12,681	4.0%	$19,022	6.0%
Old Line Bank	$35,492	11.3%	$12,616	4.0%	$18,924	6.0%
Tier 1 capital (to average assets)
Consolidated	$36,781	9.2%	$16,057	4.0%	$20,071	5.0%
Old Line Bank	$35,492	8.9%	$15,991	4.0%	$19,989	5.0%

December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$38,053	13.7%	$22,239	8.0%	$27,799	10.0%
Old Line Bank	$36,444	12.8%	$22,700	8.0%	$28,385	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$35,571	12.8%	$11,120	4.0%	$16,679	6.0%
Old Line Bank	$33,962	12.0%	$11,354	4.0%	$17,031	6.0%
Tier 1 capital (to average assets)
Consolidated	$35,571	10.0%	$14,228	4.0%	$17,785	5.0%
Old Line Bank	$33,962	9.6%	$14,181	4.0%	$17,727	5.0%

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

As of December 31, 2011, we leased 14 branch locations and 5 loan production offices from non-related parties under lease agreements expiring through 2040.  We lease our corporate headquarters and one branch location from Pointer Ridge.  Each of the leases provides extension options.

The approximate future minimum lease commitments under the operating leases as of December 31, 2011, are presented below.  We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation.

Year	Amount

2012	$1,371,748
2013	1,275,544
2014	1,234,023
2015	1,230,024
2016	1,261,422
Remaining	10,365,541
$16,738,302

Rent expense was $1,172,843, $521,637 and $475,113 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

18.	Fair Value Measures

FASB ASC Topic 820 Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.  The Bank values investment securities classified as available for sale at fair value.  The fair value hierarchy established in FASB ASC Topic 820 defines three input levels for fair value measurement.  Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than those in Level 1.  Level 3 is based on significant unobservable inputs.

We value investment securities classified as available for sale at fair value on a recurring basis.  We value treasury securities, municipalities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2.  At December 31, 2011, we established values for available for sale investment securities as follows (000’s);

December 31,	2011	2010	2009
Level 1 inputs	$24,450	$2,111	$4,708
Level 2 inputs	137,335	30,939	23,305
Level 3 inputs	-	-	-
Investment securities available for sale	$161,785	$33,050	$28,013

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

We value other real estate owned at fair value on a non-recurring basis.  We measure other real estate owned at fair value less cost to sell.  As of December 31, 2011, the fair value of foreclosed assets was estimated to be $4,004,609.  We determined fair value based on offers to purchase and/or appraisals.  We based the cost to sell real estate on standard market factors.  We categorize foreclosed real estate as Level 3. As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by the Bank (legacy) and other real estate owned acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).

18.	Fair Value Measures (Continued)

The following outlines the transactions in other real estate owned for the year ended December 31, 2011.

Other Real Estate Owned
	Legacy	Acquired	Total
Beginning balance	$1,153,039	$-	$1,153,039
Beginning acquired	-	1,834,451	1,834,451
Transferred in	825,290	289,000	1,114,290
Investment in improvements	-	88,965	88,965
Write down in value	(100,000)	-	(100,000)
Sales	(6,497)	(79,639)	(86,136)
Total end of period	$1,871,832	$2,132,777	$4,004,609

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

18.	Fair Value Measures (Continued)

	Carrying amount	Fair value
December 31, 2011
Financial assets
Time deposits	$-	$-
Investment securities	161,784,835	161,784,835
Loans	539,297,666	547,218,763

Financial liabilities
Interest bearing deposits	520,629,456	522,248,781
Short term borrowings	38,672,657	38,967,244
Long term borrowings	6,284,479	6,452,391
December 31, 2010
Financial assets
Time deposits	$297,000	$297,482
Investment securities	54,786,264	55,015,376
Loans	299,606,430	301,862,245

Financial liabilities
Interest bearing deposits	$273,032,442	$274,003,958
Short term borrowings	5,669,332	5,669,332
Long term borrowings	16,371,947	10,618,094
December 31, 2009
Financial assets
Time deposits	$15,031,102	$15,491,899
Investment securities	33,819,455	34,089,713
Loans	265,008,669	269,907,318

Financial liabilities
Interest bearing deposits	$245,464,373	$247,456,675
Short term borrowings	16,149,939	16,297,360
Long term borrowings	16,454,067	17,261,757

19.	Other Operating Expenses

Other operating expenses that are significant are as follows:

Years Ended December 31,	2011	2010	2009
Advertising	$150,735	$61,816	$41,787
Audit & exam fees	120,498	84,500	60,500
Branch security costs	110,216	57,940	44,020
Business development	202,878	138,360	116,819
Consulting fees	120,741	-	-
Director fees	244,016	220,533	137,698
Internet banking	267,503	64,033	45,275
Janitorial	156,930	83,425	74,447
Organizational & legal expenses	342,400	79,305	68,491
Other real estate owned expense	293,450	72,153	-
Pointer Ridge other operating	562,223	413,484	405,868
Stationery & supplies	213,136	76,145	64,037
Telephone	464,786	60,683	57,513
Travel & Accomodations	77,767	52,768	41,859
Other	1,811,875	710,655	706,507
Total	$5,139,154	$2,175,800	$1,864,821

20.	Parent Company Financial Information (Continued)

The balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.
Balance Sheets
December 31,	2011	2010	2009
Assets
Cash and due from banks	$35,146	$12,097	$95,232
Loans	-	272,889	275,920
Investment in real estate LLC	761,121	1,008,319	1,152,044
Investment in Old Line Bank	67,167,822	35,765,610	34,331,418
Other assets	107,806	132,952	120,918
	$68,071,895	$37,191,867	$35,975,532

Liabilities and Stockholders' Equity
Accounts payable	$31,929	$138,109	$34,628

Stockholders' equity
Common stock	68,177	38,917	38,624
Additional paid-in capital	53,489,075	29,206,617	29,034,954
Retained earnings	12,093,742	7,535,268	6,498,446
Accumulated other comprehensive income	2,388,972	272,956	368,880
	68,039,966	37,053,758	35,940,904
	$68,071,895	$37,191,867	$35,975,532

20.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Income
Years Ended December 31,	2011	2010	2009

Interest and dividend revenue
Dividend from Old Line Bank	$821,496	$465,844	$653,067
Interest on money market and certificates of deposit	4,794	797	612
Interest on loans	5,787	20,867	37,019
Total interest and dividend revenue	832,077	487,508	690,698

Non-interest revenue	(247,198)	(121,416)	145,359

Non-interest expense	460,034	491,938	129,134

Income before income taxes	124,845	(125,846)	706,923
Income tax expense (benefit)	(175,662)	(98,394)	21,243
	300,507	(27,452)	685,680

Undistributed net income of Old Line Bank	5,079,464	1,530,116	1,350,470

Net income	$5,379,971	$1,502,664	$2,036,150

20.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Cash Flows
Years Ended December 31,	2011	2010	2009

Cash flows from operating activities
Interest and dividends received	$833,271	$487,521	$692,352
Income taxes (refund received)	52,161	-	(8,613)
Reimbursement received (cash paid) for operating expenses	(286,601)	(183,983)	(126,231)
	598,831	303,538	557,508
Cash flows from investing activities
Principal collected on loans made	272,889	3,031	275,832
Investment in Old Line Bank	-	-	7,000,000
Return of principal from (investment in) real estate LLC	-	22,309	-
	272,889	25,340	7,275,832
Cash flows from financing activities
Cash and cash equivalents of acquired company	25,239	-	-
Proceeds from stock options exercised, including tax benefit	40,788	53,829	-
Repurchase of preferred stock & warrants	-	-	(7,225,000)
Proceeds from issuance of common stock	6,332,844	-	-
Acquisition cash consideration	(1,022,162)	-	-
Repayment of acquired bank debt	(5,403,883)	-	-
Cash dividends paid-preferred stock	-	-	(213,888)
Cash dividends paid-common stock	(821,497)	(465,842)	(463,483)
	(848,671)	(412,013)	(7,902,371)
Net increase (decrease) in cash and cash equivalents	23,049	(83,135)	(69,031)
Cash and cash equivalents at beginning of year	12,097	95,232	164,263
Cash and cash equivalents at end of year	$35,146	$12,097	$95,232

Reconciliation of net income to net cash provided by operating activities
Net income	$5,379,971	$1,502,664	$2,036,150
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(5,079,464)	(1,530,116)	(1,350,470)
Stock based compensation awards	132,661	118,127	119,711
(Income) loss from investment in real estate LLC	247,198	121,416	(145,359)
Increase (decrease) in other liabilities	16,820	103,481	9,073
(Increase) decrease in other assets	(98,355)	(12,034)	(111,597)
	$598,831	$303,538	$557,508

21.          Stockholders’ Equity

Stock Options

We have two stock option plans under which we may issue options, the 2004 and 2010 Equity Incentive Plans.  On December 31, 2011, the 2001 Equity Incentive Plan expired.  Our Compensation Committee administers the stock option plans.  As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years.  We recognize the compensation expense associated with these grants over their respective vesting period.  As of December 31, 2011, there were 249,042 shares remaining available for future issuance under the stock option plans.  The source of shares exercised is authorized but unissued shares.

The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2011, 2010, and 2009 was $29,259, $55,659 and $0, respectively.

A summary of the status of the outstanding options follows:

	2011		2010		2009
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of shares	exercise price	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	310,151	$8.60	299,270	$8.50	236,620	$9.09
Options granted	23,280	7.82	22,581	7.13	62,650	6.30
Options exercised	(8,100)	4.39	(11,700)	3.44	-	-
Options expired	-	-	-	-	-	-
Outstanding, end of year	325,331	$8.65	310,151	$8.60	299,270	$8.50

	Outstanding options			Exercisable options
Exercise price	Number of shares at December 31, 2011	Weighted average remaining term in years	Weighted average exercise price	Number of shares at December 31, 2011	Weighted average exercise price

$4.18 - $5.00	9,900	1.00	$4.94	9,900	$4.94
$5.01 - $7.64	85,231	7.34	6.52	85,231	6.52
$7.65 - $8.65	60,580	7.24	7.78	49,394	7.77
$8.66 - $10.00	46,620	2.64	9.74	46,620	9.74
$10.01 - $11.31	123,000	4.31	10.43	121,000	10.42
	325,331	5.31	$8.65	312,145	$8.66

Intrinsic value of vested exercisable options where the market value exceeds the exercise price		$182,355
Intrinsic value of outstanding options where the market value exceeds the exercise price		$185,487

21.           Stockholders’ Equity (Continued)

At December 31, 2011, there was $14,219 of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next two years.   The following table summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values.  We used the Black-Scholes option pricing model.

Years Ended December 31,	2011	2010	2009

Expected dividends	1%	2%	2%
Risk free interest rate	3.00%	3.04%	2.15%
Expected volatility	28.40%	27.60%	25.40%
Weighted average volatility	28.45%	27.64%	25.39%
Expected life in years	6.50	6.00	6.8-10.0
Weighted average fair value of options granted	$3.00	$1.90	$1.57

During the twelve months ended December 31, 2011, we granted 8,786 restricted common stock awards.  Of these, 2,457 vested on December 31, 2011, 2,110 will vest on January 27, 2012, 2,110 will vest on January 28, 2013 and 2,109 will vest on January 27, 2014.  During the twelve months ended December 31, 2010, we granted 17,641 restricted common stock awards.  Of these, 3,600 vested on December 31, 2010, 4,680 vested on January 31, 2011, 4,681 will vest on January 28, 2012 and 4,680 will vest on January 28, 2013.  At December 31, 2011, there was $66,365 of total unrecognized compensation cost related to non-vested restricted stock awards that we expect to realize over the next two years.  We did not grant any restricted common stock awards during the twelve months ended December 31, 2009.  A summary of the restricted stock awards during the year follows:

	December 31,		December 31,
	2011		2010
	Number	Weighted	Number	Weighted
	of shares	average	of shares	average
		grant date fair value		grant date fair value
		fair value		fair value
Nonvested, beginning of period	17,641	$7.13	-	$-
Restricted stock granted	8,786	7.82	17,641	7.13
Restricted stock vested	(10,736)	7.29	-	-
Restricted stock forfeited	-	-	-	-
Nonvested, end of period	15,691	$7.41	17,641	$7.13

Total fair value of shares vested	$78,243	-	-	-

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$127,097		$142,186
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$86,962		$-

21.           Stockholders’ Equity (Continued)

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

22.           Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations

Three months ended
(Dollars in thousands except per share data)

2011	December 31,	September 30,	June 30,	March 31,
Interest revenue	$9,062	$9,737	$8,874	$4,648
Interest expense	1,362	1,393	1,403	1,061
Net interest income	7,700	8,344	7,471	3,587
Provision for loan losses	800	800	50	150
Net income available to common stockholders	1,967	1,707	1,183	523
Basic earnings per common share	0.29	0.25	0.17	0.12
Diluted earnings per common share	0.29	0.25	0.17	0.12

2010	December 31,	September 30,	June 30,	March 31,
Interest revenue	$4,786	$4,759	$4,574	$4,390
Interest expense	1,179	1,234	1,281	1,248
Net interest income	3,607	3,525	3,293	3,142
Provision for loan losses	642	200	170	70
Net income available to common stockholders	195	313	530	465
Basic earnings per common share	0.05	0.08	0.14	0.12
Diluted earnings per common share	0.05	0.08	0.13	0.12

2009	December 31,	September 30,	June 30,	March 31,
Interest revenue	$4,374	$4,392	$4,227	$4,102
Interest expense	1,308	1,406	1,416	1,450
Net interest income	3,066	2,986	2,811	2,652
Provision for loan losses	140	210	250	300
Net income available to common stockholders	466	227	447	410
Basic earnings per common share	0.12	0.06	0.12	0.11
Diluted earnings per common share	0.12	0.06	0.12	0.11

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 9A.	Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures.  Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2011.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees”, “Executive Compensation” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2012Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2012 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2011, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.

Equity Compensation Plan Information
December 31, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders(1)	325,331	$8.65	249,042

(1)	Includes the 2004 Equity Incentive Plan and the 2010 Equity Incentive Plan.

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Security Ownership of Management and Certain Security Holders” in the Proxy Statement for the 2012 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2012 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2011 and 2010 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

	Years Ended
	December 31,
	2011	2010
Audit fees (1)	$38,080	$47,560
Tax fees (2)	2,360	8,219
All other fees (3)	15,633	7,932
Total	$56,073	$63,711

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

(3) All other fees in 2011 and 2010 are for reviewing filings and assistance related to the acquisition of Maryland Bankcorp, Inc.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibits
2.1(V)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.
3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.2(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.3(T)	Old Line Bancshares, Inc. Articles Supplementary Fixed Rate Cumulative Preferred Stock, Series A.
3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.
3.2.1(B)	Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.
3.2.1 (W)	Amendment to Amended and Restate Bylaws
4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1*	Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated January 28, 2011
10.2*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and James W. Cornelsen dated as of January 1, 2012
10.3(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.4(O) *	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen
10.5(K) *	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.6(O) *	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen
10.7*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Joseph Burnett
10.8*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Joseph Burnett dated as of January 1, 2012
10.9(K) *	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.10(O) *	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett
10.11(K) *	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.12(O) *	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett
10.13*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Christine M. Rush
10.14*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Christine M. Rush dated as of January 1, 2012
10.15(K) *	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.16(O) *	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Christine Rush
10.17(K) *	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.18(O) *	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush
10.19(E) *	2004 Equity Incentive Plan
10.20(G) *	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.21(X) *	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan
10.22(U) *	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan
10.23(G) *	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy
10.24(F)
Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC

10. 10.25(H)*	Incentive Plan Model and Stock Option Model
10.26(N)	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.
10.27(N)	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.
10.28(L)	Indemnity Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006.
10.29(S)
Third Amendment To Operating Agreement For Pointer Ridge Office Investment, LLC by and between Old Line Bancshares, Inc. J. Webb, Inc., Michael M. Webb Revocable Trust, and Lucente Enterprises, Inc. dated as of November 1, 2008

10.30(Z)*	Old Line Bancshares, Inc. 2010 Equity Incentive Plan
10.31(Z) *	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan
10.32(Z) *	Form of Non-Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan
10.33(Z) *	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan
10.34*	Employment Agreement dated January 28, 2011 between Old Line Bank and Sandra F. Burnett
10.35*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Sandra F. Burnett dated as of January 1, 2012
10.36*	Salary Continuation Plan Agreement between Old Line Bank and Sandra F. Burnett
10.37*	Non-Compete Agreement by and between Old Line Bancshares, Inc. and G. Thomas Daugherty dated April 11, 2011
21(A)	Subsidiaries of Registrant
23.1	Consent of Rowles & Company, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.**

*   Management compensatory plan, contract or arrangement.
** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

 (A)           Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B)           Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on March 24, 2011.

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

(X)           Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 27, 2010.

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

Old Line Bancshares, Inc.

Date: March 30, 2012	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/James W. Cornelsen	Director, President and
James W. Cornelsen	Chief Executive Officer	March 30, 2012
(Principal Executive Officer)

/s/Christine M. Rush	Chief Financial Officer
Christine M. Rush	(Principal Accounting and
	Financial Officer)	March 30, 2012

/s/Charles A. Bongar, Jr.	Director	March 30, 2012
Charles A. Bongar, Jr.

/s/Craig E. Clark	Director and	March 30, 2012
Craig E. Clark	Chairman of the Board

/s/G. Thomas Daugherty	Director	March 30, 2012
G. Thomas Daugherty

/s/Daniel W. Deming	Director	March 30, 2012
Daniel W. Deming

/s/James F. Dent	Director	March 30, 2012
James F. Dent

/s/Nancy L. Gasparovic	Director	March 30, 2012
Nancy L. Gasparovic

/s/Andre' J. Gingles	Director	March 30, 2012
Andre' J. Gingles

/s/Frank Lucente, Jr.	Director	March 30, 2012
Frank Lucente, Jr.

/s/Gail D. Manuel	Director	March 30, 2012
Gail D. Manuel

/s/John D. Mitchell	Director	March 30, 2012
John D. Mitchell

/s/Gregory S. Proctor, Jr.	Director	March 30, 2012
Gregory S. Proctor, Jr.

/s/Suhas R. Shah	Director	March 30, 2012
Suhas R. Shah

/s/John M. Suit, II	Director	March 30, 2012
John M. Suit, II

/s/Frank E. Taylor	Director	March 30, 2012
Frank E. Taylor