Form 10-Q
period 2012-03-31
OLD LINE BANCSHARES INC
filed 2012-05-11
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 21, 2012, the registrant had 6,824,452 shares of common stock outstanding.

Part I.   Financial Information

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$24,018,472	$43,434,375
Interest bearing accounts	1,020,231	119,235
Federal funds sold	1,094,891	83,114
Total cash and cash equivalents	26,133,594	43,636,724
Investment securities available for sale	163,204,721	161,784,835
Loans, less allowance for loan losses	552,843,016	539,297,666
Equity securities	3,994,766	3,946,042
Premises and equipment	23,651,682	23,215,429
Accrued interest receivable	2,562,773	2,448,542
Prepaid income taxes	27,964	-
Deferred income taxes	7,307,974	7,244,029
Bank owned life insurance	16,530,205	16,416,566
Prepaid pension	1,030,551	1,030,551
Other real estate owned	3,919,461	4,004,609
Goodwill	633,790	633,790
Core deposit intangible	4,224,218	4,418,892
Other assets	3,627,066	2,964,626
Total assets	$809,691,781	$811,042,301

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$169,180,497	$170,138,329
Interest bearing	517,467,161	520,629,456
Total deposits	686,647,658	690,767,785
Short term borrowings	40,505,782	38,672,657
Long term borrowings	6,261,429	6,284,479
Accrued interest payable	370,712	397,211
Income taxes payable	-	475,687
Accrued pension	4,411,462	4,342,664
Other liabilities	1,582,906	1,605,180
Total liabilities	$739,779,949	$742,545,663

Stockholders' equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares;
issued and outstanding 6,828,452 in 2012 and 6,817,694 in 2011	68,285	68,177
Additional paid-in capital	53,519,196	53,489,075
Retained earnings	13,576,596	12,093,742
Accumulated other comprehensive income	2,311,030	2,388,972
Total Old Line Bancshares, Inc. stockholders' equity	69,475,107	68,039,966
Non-controlling interest	436,725	456,672
Total stockholders' equity	69,911,832	68,496,638
Total liabilities and stockholders' equity	$809,691,781	$811,042,301

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31,	2012	2011
Interest revenue
Loans, including fees	$7,952,835	$4,195,866
U.S. treasury securities	2,397	-
U.S. government agency securities	101,434	26,117
Mortgage backed securities	666,016	379,418
Municipal securities	332,724	19,704
Federal funds sold	1,071	1,831
Other	45,809	24,926
Total interest revenue	9,102,286	4,647,862
Interest expense
Deposits	1,127,498	875,976
Borrowed funds	212,376	184,623
Total interest expense	1,339,874	1,060,599
Net interest income	7,762,412	3,587,263
Provision for loan losses	375,000	150,000
Net interest income after provision for loan losses	7,387,412	3,437,263
Non-interest revenue
Service charges on deposit accounts	319,327	82,450
Gain on sales or calls of investment securities	277,170	38,070
Earnings on bank owned life insurance	136,705	79,038
Gain (loss) on sales of other real estate owned	(31,988)	2,985
Other fees and commissions	177,599	122,337
Total non-interest revenue	878,813	324,880
Non-interest expense
Salaries	2,093,426	1,133,787
Employee benefits	715,568	366,924
Occupancy	725,163	366,023
Equipment	182,708	93,891
Data processing	224,735	129,750
FDIC insurance and State of Maryland assessments	129,724	151,504
Merger and integration	29,167	90,060
Core deposit premium	194,675	-
Other operating	1,391,007	595,235
Total non-interest expense	5,686,173	2,927,174
Income before income taxes	2,580,052	834,969
Income taxes	844,005	335,243
Net income	1,736,047	499,726
Less: Net income (loss) attributable to the noncontrolling interest	(19,947)	(22,956)
Net income available to common stockholders	$1,755,994	$522,682

Basic earnings per common share	$0.26	$0.12
Diluted earnings per common share	$0.26	$0.12
Dividend per common share	$0.04	$0.03

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months ended March 31,	2012	2011

Net income available to common stockholders	$1,755,994	$522,682

Gross unrealized gain (loss)	(128,714)	(105,816)
Income tax (benefit)	(50,772)	(41,739)
Net unrealized gain (loss) on securities available for sale	(77,942)	(64,077)
Net gain (loss) on pension plan assets	-	-
Comprehensive net income available to common stockholders	$1,678,052	$458,605

Comprehensive earnings per share	$0.25	$0.10
Diluted earnings per share	$0.24	$0.10

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
 Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Par value	capital	earnings	income	Interest

Balance, December 31, 2011	6,817,694	$68,177	$53,489,075	$12,093,742	$2,388,972	$456,672
Net income attributable to Old Line Bancshares, Inc.	-	-	-	1,755,994	-	-
Unrealized gain on
securities available for sale,
net of income tax benefit of $50,772	-	-	-	-	(77,942)	-
Net loss, defined benefit plan				-	-
Net income attributable to non-controlling interest	-	-	-	-	-	(19,947)
Stock based compensation awards	-	-	30,229	-	-	-
Restricted stock issued	10,758	108	(108)	-	-	-
Common stock cash dividend $0.04 per share	-	-	-	(273,140)	-	-
Balance, March 31, 2012	6,828,452	$68,285	$53,519,196	$13,576,596	$2,311,030	$436,725

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2012	2011
Cash flows from operating activities
Interest received	$9,213,450	$4,746,447
Fees and commissions received	488,004	221,384
Interest paid	(1,366,373)	(1,131,492)
Cash paid to suppliers and employees	(5,707,758)	(3,315,887)
Income taxes paid	(1,369,705)	27,799
	1,257,618	548,251
Cash flows from investing activities
Net change in time deposits in other banks	-	198,000
Purchase of investment securities
Held to maturity	-	-
Available for sale	(22,483,748)	(14,812,374)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	-	1,427,498
Available for sale at maturity or call	13,167,722	2,318,135
Available for sale sold	7,518,980	7,684,037
Gain on sale of available for sale securities	277,170	38,070
Loans made, net of principal collected	(14,073,970)	(7,969,291)
Proceeds from sale of other real estate owned	240,607	2,985
Investment in improvements other real estate owned	(15,525)	-
Redemption (Purchase) of equity securities	(35,099)	(33,900)
Purchase of premises, equipment and software	(773,693)	(33,917)
	(16,177,556)	(11,180,757)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(13,260,645)	830,123
Other deposits	9,140,518	(2,718,258)
Short term borrowings	1,833,125	914,796
Long term borrowings	(23,050)	(22,728)
Private placement - common stock	-	6,340,701
Cash dividends paid-common stock	(273,140)	(140,322)
	(2,583,192)	5,204,312

Net increase (decrease) in cash and cash equivalents	(17,503,130)	(5,428,194)

Cash and cash equivalents at beginning of period	43,636,724	14,614,972
Cash and cash equivalents at end of period	$26,133,594	$9,186,778

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2012	2011
Reconciliation of net income to net cash
provided by operating activities
Net income	$1,736,047	$499,726

Adjustments to reconcile net income to net
cash provided by operating activities

Depreciation and amortization	337,440	198,462
Provision for loan losses	375,000	150,000
Change in deferred loan fees net of costs	(45,552)	(51,721)
Gains on sales or calls of securities	(277,170)	(38,070)
Amortization of premiums and discounts	270,947	136,825
Gain on other real estate owned	31,988	(2,985)
Amortization of intangible	194,675	-
Deferred income taxes	(22,050)	117,104
Stock based compensation awards	30,229	43,514
Increase (decrease) in
Accrued interest payable	(26,499)	(70,893)
Income tax payable	(475,687)	56,415
Other liabilities	(22,274)	(27,365)
Decrease (increase) in
Accrued interest receivable	(114,231)	13,481
Bank owned life insurance	(113,639)	(62,441)
Accrued pension	68,798	-
Prepaid income taxes	(27,964)	189,523
Other assets	(662,440)	(603,324)
	$1,257,618	$548,251

Supplemental Disclosure:
Loans transferred to other real estate owned	$191,921	$825,289

The accompanying notes are an integral part of these consolidated financial statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Consolidation-The accompanying consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its majority owned subsidiary Pointer Ridge Office Investments, LLC (Pointer Ridge), a real estate investment company.  We have eliminated all significant intercompany transactions and balances.

We report the non-controlling interests in Pointer Ridge separately in the consolidated balance sheet.  We report the income of Pointer Ridge attributable to Old Line Bancshares on the consolidated statement of income.

The foregoing consolidated financial statements for the periods ended March 31, 2011 and 2012 are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2011 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2011.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Core Deposit Intangible

Of the total estimated purchase price, we have allocated an estimate of $12.2 million to net tangible assets acquired and we have allocated $5.0 million to the core deposit intangible which is a definite lived intangible asset. We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  During the three months ended March 31, 2012, the core deposit intangible amortization was $194,675.  There was no core deposit intangible amortization for the three months ended March 31, 2011.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications-We have made certain reclassifications to the 2011 financial presentation to conform to the 2012 presentation.

Subsequent Events-We evaluated subsequent events after March 31, 2012 through May 3, 2012 the date this report was available to be issued.  No significant subsequent events were identified which would affect the presentation of the financial statements.

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

March 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale
U. S. treasury	$1,248,341	$6,284	$-	$1,254,625
U.S. government agency	25,287,303	70,129	(62,385)	25,295,047
Municipal securities	41,362,845	1,618,395	(139,591)	42,841,649
Mortgage backed	91,430,425	2,458,198	(75,223)	93,813,400
	$159,328,914	$4,153,006	$(277,199)	$163,204,721

December 31, 2011
Available for sale
U. S. treasury	$1,247,889	$8,361	$-	$1,256,250
U.S. government agency	25,998,568	112,040	(19,537)	26,091,071
Municipal securities	33,753,049	1,396,859	(7,915)	35,141,993
Mortgage backed	96,803,309	2,557,430	(65,218)	99,295,521
	$157,802,815	$4,074,690	$(92,670)	$161,784,835

2.           INVESTMENT SECURITIES (Continued)

As of March 31, 2012, securities with unrealized losses segregated by length of impairment were as follows:

March 31, 2012	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. treasury	$-	$-
U.S. government agency	7,437,300	62,385
Municipal securities	4,983,069	139,591
Mortgage backed	13,639,265	75,223
Total unrealized losses less than 12 months	26,059,634	277,199

Unrealized losses greater than 12 months
U.S. treasury	-	-
U.S. government agency	-	-
Municipal securities	-	-
Mortgage backed	-	-
Total unrealized losses greater than 12 months	-	-

Total unrealized losses
U.S. treasury	-	-
U.S. government agency	7,437,300	62,385
Municipal securities	4,983,069	139,591
Mortgage backed	13,639,265	75,223
Total unrealized losses	$26,059,634	$277,199

We consider all unrealized losses on securities as of March 31, 2012 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of March 31, 2012, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

In the three month periods ended March 31, 2012 and 2011, we received $20,963,872 and $11,467,740, respectively, in proceeds from sales or call of investment securities resulting in gross realized gains of $277,170 and $38,070, respectively, from the sale or call of securities.

2.   INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at March 31, 2012 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
March 31, 2012	Amortized cost	Fair value

Maturing
Within one year	$2,417,876	$2,440,408
Over one to five years	17,429,063	17,501,978
Over five to ten years	28,978,390	29,739,141
Over ten years	110,503,585	113,523,194
	$159,328,914	$163,204,721
Pledged securities	$33,075,095	$34,179,739

3.             POINTER RIDGE OFFICE INVESTMENT, LLC

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge.  The effective date of the purchase was November 1, 2008.  As a result of this purchase, we own 62.5% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC
Balance Sheets	March 31,	December 31,
	2012	2011

Current assets	$404,491	$429,611
Non-current assets	7,037,861	7,088,001
Liabilities	6,277,753	6,299,819
Equity	1,164,599	1,217,793

	Three Months Ended March 31,
	2012	2011
Statements of Income
Revenue	$205,736	$205,732
Expenses	258,929	266,947
Net loss	$(53,193)	$(61,215)

4.	INCOME TAXES

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

5.         LOANS

Major classifications of loans are as follows:

	March 31, 2012	December 31, 2011

Real estate
Commercial	$292,021,556	$273,101,082
Construction	55,032,296	51,662,538
Residential	97,261,526	96,723,708
Commercial	98,224,333	107,125,895
Consumer	13,293,362	13,674,025
	555,833,073	542,287,248
Allowance for loan losses	(3,787,299)	(3,741,271)
Deferred loan costs, net	797,242	751,689
	$552,843,016	$539,297,666

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

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we do have a concentration in the hospitality industry.  At March 31, 2012 and December 31, 2011, we had approximately $55.7 million and $54.0 million, respectively, of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington D.C. market area in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of March 31, 2012 and December 31, 2011, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

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

5.	LOANS (Continued)

The table below presents a breakdown of the recorded book balance of non-performing loans and accruing past due loans at March 31, 2012.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
March 31, 2012

	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$817,456	$28,425	5	$2,453,064	$1,183,865
Construction	1	969,337	240,063	3	1,181,857	285,446
Residential		-	-	4	963,977	292,531
Commercial		-	-	4	260,894	43,771
Consumer		-	-		-	-
Total non-performing loans	3	$1,786,793	$268,488	16	$4,859,792	$1,805,613

Accruing past due loans:
30-59 days past due
Real estate	2	489,274		8	2,428,372
Commercial		-		2	51,541
Consumer		-		7	25,340
Total 30-59 days past due	2	489,274		17	2,505,253
60-89 days past due
Real estate	1	789,207		1	123,164
Commercial		-			-
Consumer		-		1	23,634
Total 60-89 days past due	1	789,207		2	146,798
90 or more days past due
Consumer		-		2	6,108
Total accruing past due loans	3	$1,278,481		21	2,658,159

Accruing Troubled Debt Restructurings
Real Estate	2	$779,592			$-
Consumer		-		2	153,510
Total Accruing Troubled Debt Restructurings	2	$779,592		2	$153,510

5.	LOANS (Continued)

The table below presents a breakdown of the recorded book balance of non-performing loans and accruing past due loans at December 31, 2011.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
December 31, 2011

	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-	7	$2,288,900	$1,164,630
Construction	1	1,169,337	212,484	2	1,184,146	255,560
Residential		-	-	4	1,019,942	241,093
Commercial	1	77,975	1,735	4	90,039	33,041
Consumer		-	-		-	-
Total non-performing loans	2	$1,247,312	$214,219	17	$4,583,027	$1,694,324

Accruing past due loans:
30-59 days past due
Real estate	1	421,805		3	474,651
Commercial		-			-
Consumer		-		16	22,698
Total 30-59 days past due	1	421,805		19	497,349
60-89 days past due
Real estate	2	311,762		2	338,431
Commercial	1	11,043			-
Consumer		-		1	3,494
Total 60-89 days past due	3	322,805		3	341,925
90 or more days past due
Consumer	1	34,370			-
Total accruing past due loans	5	778,980		22	839,274

Accruing Troubled Debt Restructurings
Real Estate	3	$5,037,879			$-
Consumer	1	142,671		2	154,088
Total Accruing Troubled Debt Restructurings	4	$5,180,550		2	$154,088

5.	Loans (Continued)

The tables below present the contract amount due of the non-accrual loans at March 31, 2012 and December 31, 2011.

Non-Accrual and  Past Due Loans and Troubled Debt Restructurings
Contract Amount
March 31, 2012

	Legacy			Acquired
	# of Borrowers	Contract Balance	Interest Not Accrued	# of Borrowers	Contract Balance	Interest Not Accrued
Real Estate
Commercial	2	$817,456	$28,425	5	$8,026,451	$1,183,865
Construction	1	1,616,317	240,063	3	2,430,862	285,446
Residential		-	-	4	2,654,729	292,531
Commercial		-	-	4	420,040	43,771
Consumer		-	-		-	-
Total non-performing loans	3	$2,433,773	$268,488	16	$13,532,082	$1,805,613

Non-Accrual and  Past Due Loans and Troubled Debt Restructurings
Contract Amount
December 31, 2011

	Legacy			Acquired
	# of Borrowers	Contract Balance	Interest Not Accrued	# of Borrowers	Contract Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-	7	$6,417,444	$1,164,630
Construction	1	1,616,317	212,484	2	2,815,452	255,560
Residential		-	-	4	2,606,151	241,093
Commercial	1	77,975	1,735.00	4	327,414	33,041
Consumer		-	-		-	-
Total non-performing loans	2	$1,694,292	$214,219	17	$12,166,461	$1,694,324

5.	Loans (Continued)

Non-accrual legacy loans

At March 31, 2012, we had three non-accrual legacy loans with a total recorded book balance of $1,786,793.  The first non-accrual loan has a contractual balance of $1,616,317.  The borrower and guarantor on this loan have filed bankruptcy.  During the first quarter of 2011, we charged $446,980 to the allowance for loan losses to reduce the balance on this loan from $1,616,317 to $1,169,337.   We had identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the current carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012.  Therefore, during the first quarter of 2012, we charged an additional $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive.  The courts have rejected the foreclosure and we are currently evaluating our alternatives relative to the sale of this property.  The non-accrued interest on this loan is $240,063.

The second non-accrual legacy loan is a commercial real estate loan in the amount of $464,978.  The original purpose of this loan was to purchase a building for use as a fast food franchise.  The borrower on this loan executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  We are currently in negotiations with landlord of the land and the borrower.  We have engaged an appraisal of the property.  At this point, we are unable to ascertain the potential loss on this loan.  We have allocated $232,489 of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $8,855.

The third non-accrual legacy loan is a commercial real estate loan in the amount of $352,478.  The borrower’s business has insufficient cash flow to make payments on this loan.  A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $19,570.

At December 31, 2011, two non-accrual legacy loans totaling $1,247,312 were past due and classified as non-accrual.  The first loan in the amount of $1,169,337 is a residential land acquisition and development loan secured by real estate and described above.

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

Acquired impaired loans

Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  In determining the estimated fair value of these loans, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision expense and decrease net interest income.  Subsequent collection of payments on these loans will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.  At March 31, 2012, the contract value of the acquired impaired loans (including non-accrual loans) was $30,301,601.  The fair value adjustments applied to these loans was $15,047,305.

5.	Loans (Continued)

The fair value of these loans (recorded book value) was $15,254,296.  At December 31, 2011, the contract value of the acquired impaired loans (including non-accrual loans) was $31,927,256.  The fair value adjustments applied to these loans was $15,589,151.  The fair value of these loans (recorded book value) was $16,338,106.

Non-accrual acquired loans

At March 31, 2012, we had 21 non-accrual acquired loans to 16 borrowers with a recorded total fair value of $4,859,792 and a total contract amount due of $13,532,082.   The non-accrued interest on these loans at March 31, 2012 was $1,805,613.  At December 31, 2011, we had 22 non-accrual acquired loans to 17 borrowers with a recorded total fair value of $4,583,027 and a total contract amount due of $12,166,461.   The non-accrued interest on these loans at December 31, 2011 was $1,694,324.  As outlined above, at acquisition, we marked these loans to fair value and carry no related allowance for loan losses.

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

5.	Loans (Continued)

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

o
Risk rating 5 (Special Mention) is assigned to risks in need of close monitoring.  These are defined as classified assets.  Loans generally in this category may have either inadequate information, lack sufficient cash flow or some other problem that requires close scrutiny.  The current worth and debt service capacity of the borrower or of any pledged collateral are insufficient to ensure repayment of the loan.  These risk ratings may also apply to an improving credit previously criticized but some risk factors remain.  All loans in this classification or below should have an action plan.

o
Risk rating 6 (Substandard) is assigned to loans where there is insufficient debt service capacity.  These obligations, even if appropriately protected by collateral value, have well defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have clearly jeopardized repayment of principal and interest as originally intended.  There is also the possibility that we will sustain some future loss if the weaknesses are not corrected.  Clear loss potential, however, does not have to exist in any individual loan we may classify as substandard.

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

5.	Loans (Continued)

The following table outlines the allocation of allowance for loan losses by risk rating.

	March 31, 2012		December 31, 2011
	Account Balance	Allocation of Allowance for Loan Losses	Account Balance	Allocation of Allowance for Loan Losses
Risk Rating
Pass (1-4)	$526,253,467	$2,787,220	$517,010,521	$3,219,376
Special Mention (5)	14,869,052	274,469	11,090,344	320,241
Substandard (6)	14,710,554	725,610	14,186,383	201,654
Doubtful (7)	-	-	-	-
Loss (8)	-	-	-	-
Total	$555,833,073	$3,787,299	$542,287,248	$3,741,271

5.              Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the periods ended March 31, 2012 and December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	756,023	(151,657)	(256,584)	27,218	375,000
Recoveries	5,247	24,102	-	26,685	56,034
	2,884,338	794,755	308,656	184,556	4,172,305
Loans charged off	(277,975)	(58,679)	-	(48,352)	(385,006)
Ending Balance	$2,606,363	$736,076	$308,656	$136,204	$3,787,299

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$615,489	$110,121	$-	$-	$725,610
Loans collectively evaluated for impairment	1,990,874	625,955	308,656	136,204	3,061,689
Ending balance	$2,606,363	$736,076	$308,656	$136,204	$3,787,299

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	967,036	384,642	317,778	130,544	1,800,000
Recoveries	13,701	154,523	-	66,834	235,058
	2,728,859	956,363	612,501	205,811	4,503,534
Loans charged off	(605,791)	(34,053)	(47,261)	(75,158)	(762,263)
Ending Balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$175,117	$136,654	$70,000	$-	$381,771
Loans collectively evaluated for impairment	1,947,951	785,656	495,240	130,653	3,359,500
Ending balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

5.	Loans (Continued)

Our recorded investment in loans as of March 31, 2012 and December 31, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

March 31, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,680,100	$220,243	$-	$-	$1,900,343
Loans individually evaluated for impairment without specific reserve	4,904,584	-	-	-	4,904,584
Loans collectively evaluated for impairment	437,730,694	98,004,090	8,723,569	4,569,793	549,028,146
Ending balance	$444,315,378	$98,224,333	$8,723,569	$4,569,793	$555,833,073

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$5,924,354	$136,654	$142,671	$-	6,203,679
Loans individually evaluated for impairment without specific reserve	1,720,458	1,887,986	-	-	3,608,444
Loans collectively evaluated for impairment	413,842,516	105,101,255	8,717,775	4,813,579	532,475,125
Ending balance	$421,487,328	$107,125,895	$8,860,446	$4,813,579	$542,287,248

6.	EARNINGS PER COMMON SHARE

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

	Three Months Ended March 31,

	2012	2011

Weighted average number of shares	6,820,894	4,428,629
Dilutive average number of shares	34,674	36,933

7.	STOCK BASED COMPENSATION

We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  We recognize compensation expense related to stock based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award.  For the three months ended March 31, 2012 and 2011, we recorded stock-based compensation expense of $30,229 and $43,514 respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the three months ended March 31, 2012 and 2011, we recognized a $1,151 and $15,097, respectively, tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options.

We have two equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the equity incentive plans.  As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years.  We recognize the compensation expense associated with these grants over their respective vesting periods.  At March 31, 2012, there was $302,463 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.75 years.  As of March 31, 2012, there were 158,657 shares remaining available for future issuance under the equity incentive plans.  Directors and officers did not exercise any options during the three month period ended March 31, 2012 or 2011.

A summary of the stock option activity during the three month periods follows:
	March 31,
	2012		2011
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	325,331	$8.65	310,151	$8.60
Options granted	79,627	8.00	23,280	7.82
Options forfeited	-	-	-	-
Outstanding, end of period	404,958	$8.52	333,431	$8.54

7.	STOCK BASED COMPENSATION (Continued)

Information related to options as of March 31, 2012 follows:

	Outstanding options			Exercisable options
Exercise price	Number of shares at March 31, 2012	Weighted average remaining term	Weighted average exercise price	Number of shares at March 31, 2012	Weighted average exercise price
$4.94-$7.64	95,131	6.43	$6.36	95,131	$6.36
$7.65-$8.65	140,207	8.56	7.90	54,986	7.77
$8.66-$10.00	46,620	2.39	9.74	46,620	9.74
$10.01-$11.31	123,000	4.06	10.43	121,000	10.43
	404,958	5.98	$8.52	317,737	$8.65

Intrinsic value of outstanding options where the market value exceeds the exercise price.		$805,955
Intrinsic value of exercisable options where the market value exceeds the exercise price		$591,895

During the three months ended March 31, 2012 and 2011, we granted 10,947 and 8,786 restricted common stock awards, respectively.  During the period ended March 31, 2012, there were 189 restricted shares that had previously vested that were forfeited.  The following table provides a summary of the restricted stock awards during the three month periods and their vesting schedule.

	March 31,		March 31,
	2012		2011
	Number	Weighted	Number	Weighted
	of shares	average	of shares	average
		grant date		grant date
		fair value		fair value
Nonvested, beginning of period	15,691	$7.41	17,641	$7.13
Restricted stock granted	10,947	8.00	8,786	7.82
Restricted stock vested	(6,788)	7.34	(8,279)	7.13
Restricted stock forfeited	-	-	-	-
Nonvested, end of period	19,850	$7.76	18,148	$7.46

Total fair value of shares vested	$49,853		-

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$110,269		$113,170
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$57,698		$29,016

7.           STOCK-BASED COMPENSATION (Continued)

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule of Unvested Restricted Stock Awards March 31, 2012
Grant Date	Vesting Date	# of Restricted Shares
1/28/2010	1/28/2013	4,682
1/27/2011	1/27/2013	2,110
1/27/2011	1/27/2014	2,111
1/26/2012	12/31/2012	3,640
1/26/2012	1/26/2013	2,435
1/26/2012	1/26/2014	2,436
1/26/2012	1/26/2015	2,436
Total Issued		19,850

8.             RETIREMENT AND EMPLOYEE STOCK OWNERSHIP PLANS

Eligible employees, including those who joined us as part of the MB&T acquisition, participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation.  Our contributions to the plan included in employee benefit expenses, for the three months ended March 31, 2012 and 2011 was $70,874 and $41,589, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. MB&T also offered SERPs to selected officers and we have assumed that liability at acquisition and all subsequent expenses.  We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates.  Old Line Bank’s expenses for the SERPs for the three month periods ended March 31, 2012 and 2011 were $116,545 and $38,605, respectively. The SERPs are non-qualified defined benefit pension plans that we have not funded.

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (KSOP).  The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code and an employee stock ownership plan.  We have discontinued any future contributions to the employee stock ownership plan.  At March 31, 2011, the employee stock ownership plan owned 181,508 shares of Bancshares’ stock, had $10,000 invested in Old Line Bank Certificates of Deposit, and  $3,175 in an Old Line Bank money market account.  We have transferred the MB&T 401(k) assets into the Old Line 401(k) plan discussed above.

MB&T had an employee pension plan that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date.  We have notified all plan participants that we have terminated this plan effective August 1, 2011.  We have liquidated the securities the plan held, deposited the proceeds into interest bearing certificates of deposit and a money market account and expect to distribute the remaining balance prior to December 31, 2012.  As of March 31, 2012 and December 31, 2011, expected future benefit payments to be paid in 2012 are $2,052,253.  We are unable to predict any income or loss that may occur as a result of the termination.  At this time, we do not expect to incur any significant expenses with the termination of this plan.

9.           FAIR VALUE MEASUREMENTS

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

We value investment securities classified as available for sale and Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis.  We value treasury securities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2.  At March 31, 2012 and December 31, 2011, we established values for available for sale investment securities as follows (000’s);

	March 31, 2012	December 31, 2011
Level 1 inputs	$1,255	$24,450
Level 2 inputs	161,950	137,335
Level 3 inputs	-	-
Investment securities available for sale	$163,205	$161,785

SLMA stock
Level 1 inputs	$248	$261
SLMA stock	$248	$261

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

We also measure certain non-financial assets such as other real estate owned and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.  As of March 31, 2012 and December 31, 2011, we estimated the fair value of foreclosed assets using Level 2 inputs to be $3,919,461 and $4,004,609, respectively.  We determined these Level 2 inputs based on offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months.  As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).

9.           FAIR VALUE MEASUREMENTS (Continued)

The following outlines the transactions in other real estate owned:

Other Real Estate Owned
Three months ended March 31, 2012	Legacy	Acquired	Total
Beginning balance	$1,871,832	$2,132,777	$4,004,609
Transferred in	-	191,921	191,921
Investment in improvements	-	15,526	15,526
Write down in value	(20,000)	-	(20,000)
Sales/deposits on sales	(604)	(271,991)	(272,595)
Total end of period	$1,851,228	$2,068,233	$3,919,461

We use the following methodologies for estimating fair values of financial instruments that we do not measure on a recurring basis.  The estimated fair values of financial instruments equal the carrying value of the instruments except as noted.

Investment Securities-We base the fair values of investment securities upon quoted market prices or dealer quotes.

Loans-We estimate the fair value of loans by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories.  We then adjust this calculated amount for any credit impairment.

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

Loan Commitments, Standby and Commercial Letters of Credit-Lending commitments have variable interest rates and “escape” clauses if the customer’s credit quality deteriorates.  Therefore, the fair value of these items is insignificant and we have not included these in the following table.

9.           FAIR VALUE MEASUREMENTS (Continued)

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets:
Level 1 inputs:
Investment securities	$1,254,625	$1,254,625	$24,450,070	$24,450,070
Level 2 inputs:
Investment securities	161,950,096	161,950,096	137,334,765	137,334,765
Level 3 inputs:
Loans, net	552,843,016	561,608,445	539,297,666	547,218,763

Financial liabilities
Level 3 inputs:
Interest bearing deposits	517,467,161	518,305,836	$520,629,456	$522,248,781
Short term borrowings	40,505,782	40,706,702	38,672,657	38,967,244
Long term borrowings	6,261,429	6,420,255	6,284,479	6,452,391

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates.  The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments.  We must report in earnings unrealized gains and losses on items for which we have elected the fair value measurement option at each subsequent reporting date.  We measure certain financial assets and financial liabilities at fair value on a non-recurring basis.  These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.  We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2012 or year ended December 31, 2011.

10.           ACCOUNTING STANDARDS UPDATES

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

ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” amends FASB ASC 310-40 “Troubled Debt Restructurings by Creditors”.  The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist:  the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments clarify the guidance on these points and give examples of both conditions.  This update became effective for interim or annual reporting periods beginning on or after June 15, 2011.  We have included the required disclosures in Note 5.

ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements amends FASB ASC 860-10, “Transfers and Servicing-Overall”.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  This update becomes effective for interim and annual reporting periods beginning on or after December 15, 2011 and it did not have a material impact on our consolidated financial statements or results of operations.

ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” amends FASB ASC 820 “Fair Value Measurement”.  The amendments will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”).  Among the many areas affected by this update are the concept of highest and best use, the fair value of an instrument included in stockholder’s equity and disclosures about fair value measurement, particularly disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy.  This update becomes effective for the interim and annual reporting periods beginning after December 15, 2011 and it did not have a material impact on our consolidated financial statements or results of operations.
.
ASU No. 2011-05 “Presentation of Comprehensive Income” amends FASB ASC 220 “Comprehensive Income”.  The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  An entity will have the option to present the total comprehensive income as part of the statement of changes in stockholders’ equity.  An entity will have the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity will be required to present the face of financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income.  This update becomes effective for interim and annual reporting periods beginning after December 15, 2011.  Included in our consolidated financial statements is a separate statement that outlines the components of comprehensive income.

10.           ACCOUNTING STANDARDS UPDATES (Continued)

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

ASU 2011-11 “Balance Sheet-Disclosures about Offering Assets and Liabilities” amends Topic 210 “Balance Sheet” to require an entity to disclose both gross and net information about financial instruments such as sales and repurchase agreements and reverse sale and repurchase agreement and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and it did not have a material impact on our consolidated financial statements or results of operations.

ASU 2011-12 “Comprehensive Income-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of the reclassification out of accumulated other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.  ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and it did not have a material impact on our consolidated financial statements or results of operations.

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $728,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 55% of this building for our main office and operate a branch of Old Line Bank from this address.

Summary of Recent Performance and Other Activities

In a continually challenging economic environment, we are pleased to report continued profitability for the first quarter of 2012.  Net income available to common stockholders was $1.8 million or $0.26 per basic and diluted common share for the three month period ended March 31, 2012.  This was $1.2 million or 235.96% higher than net income available to common stockholders of $522,682 or $0.12 per basic and diluted common share for the same period in 2011.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T).  This acquisition created the sixth largest independent commercial bank based in Maryland, with assets of more than $750 million and with 19 full service branches serving five counties.

The following highlights certain financial data and events that have occurred during the first quarter of 2012:

•
Average total loans grew approximately $248.0 million or 82.22% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily as a result of our acquisition of Maryland Bankcorp.

•
Average non-interest bearing deposits grew $102.8 million (166.37%) for the three months ended March 31, 2012 relative to the same period in 2011, primarily as a result of our acquisition of Maryland Bankcorp.

•	At March 31, 2012, we had three legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $1.8 million.
•
At March 31, 2012, we had 21acquired loans (loans acquired from MB&T pursuant to the merger) on non-accrual status totaling $4.9 million compared to 22 acquired non-accrual loans totaling $4.6 million at December 31, 2011.

•	At first quarter end 2012, we had three accruing legacy loans past due between 30 and 89 days in the amount of $1.3 million.

•	At March 31, 2012, we had 21 accruing acquired loans totaling $2.7 million past due between 30 and 89 days compared to 22 accruing acquired loans totaling $839,274 at December 31, 2011.
•	We ended the first quarter with a book value of $10.17 per common share and a tangible book value of $9.46 per common share.
•	We maintained liquidity and by all regulatory measures remained “well capitalized”.
•	We increased the provision for loan losses by $225,000 during the three month period ended March 31, 2012 compared to March 31, 2011.
•
As a result of the provision discussed above, and net charge offs for the three month period of $328,972, the allowance for loan losses remained stable at $3.8 million at March 31, 2012 compared to $3.7 million at December 31, 2011.

•	We recognized a loss, net of taxes, on our investment in Pointer Ridge of approximately $33,000.

 On April 1, 2011, all MB&T branches were rebranded as Old Line Bank branches and all data processing and accounting systems were consolidated.  As discussed below, during the second quarter of 2011, we also substantially completed the assessment and recordation on our financial statements of MB&T’s assets and liabilities at fair value as required by current accounting guidance.  With the exception of the closing of one MB&T branch, which MB&T had previously designated for closure, we have also retained, and expect to continue to retain, all of MB&T’s branches, and the branch personnel with severance of employees occurring only at MB&T’s operations, accounting and executive offices.  We are pleased to have the remaining MB&T personnel as part of the Old Line Bank team.  These individuals, the new branches and the customers we obtained from this acquisition, have been significant contributors to our success since the acquisition date.

Pursuant to the merger agreement, the stockholders of Maryland Bankcorp received approximately 2.1 million shares of Old Line Bancshares common stock and the aggregate cash consideration paid to holders of Maryland Bankcorp stockholders was $1.0 million.  The total merger consideration was $18.8 million.

In accordance with accounting for business combinations, we have recorded the acquired assets and liabilities at their estimated fair value on April 1, 2011, the acquisition date.  The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable balance.  We will recognize the accretable balance as interest income over the remaining term of the loan.  We will recognize the non-accretable balance as the borrower repays the loan.  The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by $531,534 in the three months ended March 31, 2012.  We based the determination of fair value on cash flow expectations and/or collateral values.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  Change in our cash flow expectations could impact net interest income after provision for loan losses.  We will recognize any decline in expected cash flows as impairment and record a provision expense during the period.  We will recognize any improvement in expected cash flows as an adjustment to interest income.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million.  The amortization of this intangible asset decreased net income by $194,675 in the first quarter of 2012.

The following summarizes the highlights of our financial performance for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)

	2012	2011	$ Change	% Change

Net income available to common stockholders	$1,756	$523	$1,233	235.76%
Interest revenue	9,102	4,648	4,454	95.83
Interest expense	1,340	1,061	279	26.30
Net interest income after provision for loan losses	7,387	3,437	3,950	114.93
Non-interest revenue	879	325	554	170.46
Non-interest expense	5,686	2,927	2,759	94.26
Average total loans	549,594	301,602	247,992	82.22
Average interest earning assets	714,209	367,123	347,086	94.54
Average total interest bearing deposits	521,624	277,107	244,517	88.24
Average non-interest bearing deposits	164,540	61,770	102,770	166.38
Net interest margin (1)	4.51%	4.01%
Return on average equity	10.89%	5.33%
Basic earnings per common share	$0.26	$0.12	$0.14	116.67
Diluted earnings per common share	0.26	0.12	0.14	116.67
 (1) See “Reconciliation of Non-GAAP Measures”

Growth Strategy

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include collecting payment on non-accrual and past due loans, profitably disposing of other real estate owned,  enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded in Prince George’s County and Anne Arundel County, Maryland and the acquisition of Maryland Bankcorp has expanded our operations in Charles County and into St. Mary’s and Calvert Counties, Maryland.

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

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank east of Washington D.C.  While we remain uncertain whether the economy will remain at its current anemic growth or if the high unemployment rate, soaring national debt and high gas prices will continue to dampen the economic climate, we continue to remain cautiously optimistic that we have identified any problem assets and our remaining borrowers will continue to stay current on their loans.  Now that we have substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy as we have with the Maryland Bankcorp acquisition.

We anticipate that as a result of this acquisition, salaries and benefits expenses and other operating expenses will be higher in 2012 than they were in 2011.  As previously reported, we have identified several areas within the former MB&T non-interest expense structure that we expected would provide expense reductions from those incurred since the acquisition date of April 1, 2011.  We began to realize these expense reductions during the fourth quarter of 2011 and the first quarter of 2012.  We believe with our 19 branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

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

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Net interest income after provision for loan losses for the three months ended March 31, 2012 increased $4.0 million or 114.92% to $7.4 million from $3.4 million for the same period in 2011.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities, an improvement in interest rates earned on interest earning assets and a decline in interest paid on interest bearing liabilities.   The accretion of the fair value adjustments positively impacted net interest income after provision for loan losses while the $225,000 increase in the provision for loan losses negatively impacted it.  The acquisition of MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Although a competitive rate environment and a low prime rate cause low market yields that continue to negatively impact net interest income, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also contributed to the improvement in the net interest margin.

We offset the effect on net income caused by the low rate environment primarily by growing total average interest earning assets $347.1 million or 94.54% to $714.2 million for the three months ended March 31, 2012 from $367.1 million for the three months ended March 31, 2011.   The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities.  Average interest bearing deposits which increased to $521.6 million for the three months ended March 31, 2012 from $277.1 million for the three months ended March 31, 2011 was the primary cause of the growth in interest bearing liabilities.  The growth in average interest earning assets and interest bearing deposits was primarily a result of the acquisition of MB&T.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the MB&T acquisition and growth generated from our legacy branch network, our average non-interest bearing deposits increased $102.8 million to $164.5 million.  This was also a significant contributor to the improvement in the net interest margin.

Our net interest margin was 4.51% for the three months ended March 31, 2012 as compared to 4.01% for the three months ended March 31, 2011.  The yield on average interest earning assets increased eight basis points during the period from 5.18% for the quarter ended March 31, 2011 to 5.26% for the quarter ended March 31, 2012.   This increase was primarily because of the addition of the MB&T loan and investment portfolios and our transfer of funds from interest bearing deposits to higher yielding investment securities and loans.

During three months ended March 31, 2012, we successfully collected payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30.  These payments were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

Three Months Ended March 31, 2012	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$41,752	0.02%
Mortgage loans	423,275	0.24%
Consumer loans	1,694	0.00%
Interest bearing deposits	64,813	0.04%
Total Fair Value Accretion	$531,534	0.30%

With the branches acquired in the MB&T acquisition and increased recognition in St. Mary’s, Calvert, Charles, Prince George’s and Anne Arundel counties, the high level of non-interest bearing deposits and continued growth in these and interest bearing deposits, we anticipate that we will continue to grow earning assets during 2012.  If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits in 2012 and beyond.  We also believe that we will maintain the net interest margin in the range of 4.50% for the remainder of 2012, although we will not be able to maintain this net interest margin if we fail to collect on a significant portion of impaired acquired loans.   As a result of this growth and maintenance of the net interest margin, we expect that net interest income will increase during the remainder of 2012, although there can be no guarantee that this will be the case.

One of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) depository institutions have been permitted to pay interest on business transaction and other accounts.  Although, we have not yet experienced any impact from this legislation on our operations, it is possible that interest costs associated with deposits will increase.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended March 31, 2012 and 2011, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended March 31,	2012			2011
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$3,642,521	$1,071	0.12%	$3,356,545	$1,831	0.22%
Interest bearing deposits	1,597,590	996	0.25	7,644,227	7,009	0.37
Investment securities(1)(2)
U.S. treasury	1,248,050	2,535	0.82	-	-
U.S. government agency	26,476,165	107,281	1.63	3,689,403	27,622	3.04
Mortgage backed securities	94,522,598	666,016	2.83	48,454,718	379,419	3.18
Municipal securities	37,007,270	500,435	5.44	2,285,989	29,136	5.17
Other	3,945,534	45,587	4.65	2,564,257	18,222	2.88
Total investment securities	163,199,617	1,321,854	3.26	56,994,367	454,399	3.23
Loans: (1) (3)
Commercial	104,376,133	1,317,340	5.08	83,195,488	1,049,627	5.12
Mortgage	431,676,205	6,510,549	6.07	205,454,739	3,000,543	5.92
Consumer	13,542,054	191,135	5.68	12,951,854	172,965	5.42
Total loans	549,594,392	8,019,024	5.87	301,602,081	4,223,135	5.68
Allowance for loan losses	3,825,189	-		2,473,958	-
Total loans, net of allowance	545,769,203	8,019,024	5.94	299,128,123	4,223,135	5.73
Total interest earning assets(1)	714,208,931	9,342,945	5.26	367,123,262	4,686,374	5.18
Non-interest bearing cash	27,694,416			8,691,969
Premises and equipment	23,607,367			16,805,170
Other assets	38,395,297			12,785,287
Total assets	$803,906,011			$405,405,688
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$61,215,826	50,723	0.33	$9,259,200	5,137	0.23
Money market and NOW	131,354,039	139,515	0.43	74,851,199	149,493	0.81
Other time deposits	329,054,012	937,260	1.15	192,996,118	721,346	1.52
Total interest bearing deposits	521,623,877	1,127,498	0.87	277,106,517	875,976	1.28
Borrowed funds	45,823,568	212,376	1.86	23,910,483	184,623	3.13
Total interest bearing liabilities	567,447,445	1,339,874	0.95	301,017,000	1,060,599	1.43
Non-interest bearing deposits	164,540,014			61,770,178
	731,987,459			362,787,178
Other liabilities	6,631,135			2,275,957
Non-controlling interest	443,876			590,886
Stockholders' equity	64,843,541			39,751,667
Total liabilities and stockholders' equity	$803,906,011			$405,405,688
Net interest spread(1)			4.31			3.75
Net interest income and Net interest margin(1)		$8,003,071	4.51%		$3,625,775	4.01%

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

(2)	Available for sale investment securities are presented at amortized cost.
(3)	Average non-accruing loans for the three month periods ended March 31, 2012 and 2011 were $6,499,454 and $1,724,674, respectively.

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

	Three months Ended March 31,
	2012 compared to 2011
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(760)	$(1,029)	$269
Time deposits in other banks	(6,013)	(3,745)	(2,268)
Investment Securities(1)
U.S. treasury	2,535	-	2,535
U.S. government agency	79,659	(61,365)	141,024
Mortgage backed securities	286,597	(138,281)	424,878
Municipal securities	471,299	6,407	464,892
Other	27,365	22,444	4,921
Loans:(1)		-
Commercial	267,713	(30,217)	297,930
Mortgage	3,510,006	283,859	3,226,147
Consumer	18,170	14,701	3,469
Total interest revenue (1)	4,656,571	92,774	4,563,797

Interest bearing liabilities
Savings	45,586	11,666	33,920
Money market and NOW	(9,978)	(170,345)	160,367
Other time deposits	215,914	(472,454)	688,368
Borrowed funds	27,753	(200,960)	228,713
Total interest expense	279,275	(832,093)	1,111,368

Net interest income(1)	$4,377,296	$924,867	$3,452,429
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

The provision for loan losses was $375,000 for the three months ended March 31, 2012, as compared to $150,000 for the three months ended March 31, 2011, an increase of $225,000 or 150.00%.  After completing the analysis outlined below, during the three month period ended March 31, 2012, we increased the provision for loan losses primarily because although our asset quality remained relatively stable, we experienced approximately $13.5 million in organic growth in the legacy portfolio during the three months ended March 31, 2012 and the economy remained weak.  We have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.  Although we have seen no significant deterioration in our legacy asset quality, past due amounts that have increased modestly, the addition of several new lenders from the acquisition, the increased size and complexity of the acquired portfolio and the anemic growth in the economy all contribute to increased uncertainty regarding the future performance of our borrowers.  As a result, our historical asset quality may not be an accurate indicator of our future performance.  Therefore, we determined that it was prudent to increase the allowance for loan losses.  Our legacy non-performing assets remain statistically low at 0.45% of total assets and we had $1.3 million of legacy loans past due between 30-89 days and three loans totaling $1.8 million 90 days past due and classified as non-accrual at quarter end.

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

As we reported in our Form 10-K for the year ended December 31, 2011 and as further outlined in Note 5. Loans and the “Non-Accrual Legacy Loans and Legacy Other Real Estate Owned” section of this report, at December 31, 2011, we had one legacy loan in the amount of $1,169,337 that is a residential land acquisition and development loan secured by real estate.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012.  Therefore, during the first quarter of 2012, we charged $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive.  The courts have rejected the foreclosure and we are currently evaluating our alternatives relative to the sale of this property.

During the three months ended March 31, 2012, we also charged $89,018 to the allowance for loan losses for two legacy loans to one borrower that were secured by a blanket lien on the borrower’s assets and a second deed of trust on the guarantor’s personal residence.  The borrower ceased operations, filed bankruptcy and the collateral has no value.  We have filed judgment against the guarantors.

The other significant charge off during the period related to a $47,635 acquired non-accrual loan.  At December 31, 2011, we had considered this loan impaired and had allocated the entire balance of this loan in the allowance for loan losses.  We charged this loan off during the first quarter of 2012.  The remaining charge offs during the period related primarily to several acquired or legacy consumer loans.  The recoveries recorded to the allowance for loan losses were all substantially recovered from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

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

The allowance for loan losses represented 0.68% of gross loans at March 31, 2012 and 0.69% as of December 31, 2011.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	March 31, 2012			Three Months Ended March 31, 2011
	Acquired	Legacy	Total	Legacy

Balance, beginning of period	$-	$3,741,271	$3,741,271	$2,468,476
Provision for loan losses	-	375,000	375,000	150,000

Chargeoffs:
Commercial	(47,635)	(11,044)	(58,679)	-
Mortgage	-	(277,975)	(277,975)	(446,980)
Consumer	(32,870)	(15,482)	(48,352)	(47,261)
Total chargeoffs	(80,505)	(304,501)	(385,006)	(494,241)
Recoveries:
Commercial	24,102	-	24,102	-
Mortgage	5,247	-	5,247	-
Consumer	26,685	-	26,685	204
Total recoveries	56,034	-	56,034	204
Net (chargeoffs) recoveries	(24,471)	(304,501)	(328,972)	(494,037)
Balance, end of period			$3,787,299	$2,124,439

Ratio of allowance for loan losses to:
Total gross loans			0.68%	0.82%
Non-accrual loans			56.98%	91.07%
Ratio of net-chargeoffs during period to
average total loans during period			0.060%	0.384%

Allowance for Loan Losses
December 31, 2011
	Acquired	Legacy	Total
Balance, beginning of period	$-	$2,468,476	$2,468,476
Provision for loan losses	-	1,800,000	1,800,000

Chargeoffs:
Commercial	(34,053)	-	(34,053)
Mortgage	(158,811)	(446,980)	(605,791)
Consumer	(75,158)	(47,261)	(122,419)
Total chargeoffs	(268,022)	(494,241)	(762,263)
Recoveries:			-
Commercial	154,523	-	154,523
Mortgage	13,701	-	13,701
Consumer	66,630	204	66,834
Total recoveries	234,854	204	235,058
Net (chargeoffs) recoveries	(33,168)	(494,037)	(527,205)

Balance, end of period			$3,741,271

Ratio of allowance for loan losses to:
Total gross loans			0.69%
Non-accrual loans			64.17%
Ratio of net-chargeoffs during period to
average loans outstanding during period:			0.115%

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses
	March 31,				December 31,
	2012		2011		2011
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Other consumer	$136,204	0.82%	$10,781	0.42%	$130,653	0.89%
Boat	308,656	1.57	337,683	3.41	565,240	1.63
Mortgage	2,606,363	79.94	1,065,697	69.81	2,123,068	77.73
Commercial	736,076	17.67	710,278	26.36	922,310	19.75

Total	$3,787,299	100.00%	$2,124,439	100.00%	$3,741,271	100.00%

Non-interest Revenue

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Non-interest revenue totaled $878,813 for the three months ended March 31, 2012, an increase of $553,933 or 170.50% from the 2011 amount of $324,880.  Non-interest revenue for the three months ended March 31, 2012 and March 31, 2011 included fee income from service charges on deposit accounts, gains on sales or calls of investment securities, earnings on bank owned life insurance, gains or losses on sales of other real estate owned and other fees and commissions including revenues with respect to Pointer Ridge.  The primary cause of the increase in non-interest revenue was the acquisition of MB&T which was supplemented by growth in legacy bank customers and services.   This acquisition was the major contributor to the increase in service charges, earnings on bank owned life insurance and other fees and commissions.  Gains on sales or calls of investment securities increased during the period, because in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk, we elected to sell a higher dollar amount of securities and as a result recognized a higher gain.  These increases were partially offset by a decline in Pointer Ridge revenue and a loss on sales of other real estate owned.  We incurred the loss on sales of other real estate owned because we sold lots acquired in the acquisition at a loss.  Pointer Ridge rent and other revenues declined as a result of the replacement of tenants in the building owned by Pointer Ridge.  These new tenants paid lower lease rates than the previous tenants.

The following table outlines the changes in non-interest revenue for the three month periods.

	March 31, 2012	March 31, 2011	$ Change	% Change
Service charges on deposit accounts	$319,327	$82,450	$236,877	287.30%
Gains on sales or calls of investment securities	277,170	38,070	239,100	628.05
Earnings on bank owned life insurance	136,705	79,038	57,667	72.96
Gains (losses) on sales of other real estate owned	(31,988)	2,985	(34,973)	(1,171.62)
Pointer Ridge rent and other revenue	47,110	68,155	(21,045)	(30.88)
Other fees and commissions	130,489	54,182	76,307	140.83
Total non-interest revenue	$878,813	$324,880	$553,933	170.50%

Non-interest Expense

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Non-interest expense increased $2.8 million for the three months ended March 31, 2012.  The following chart outlines the changes in non-interest expenses for the period.

	March 31, 2012	March 31, 2011	$ Change	% Change
Salaries	$2,093,426	$1,133,787	$959,639	84.64%
Employee benefits	715,568	366,924	348,644	95.02
Occupancy	725,163	366,023	359,140	98.12
Equipment	182,708	93,891	88,817	94.60
Data processing	224,735	129,750	94,985	73.21
FDIC insurance and State of Maryland assessments	129,724	151,504	(21,780)	(14.38)
Merger and integration	29,167	90,060	(60,893)	(67.61)
Core deposit premium	194,675	-	194,675
Pointer Ridge other operating	110,455	118,222	(7,767)	(6.57)
Other operating	1,280,552	477,013	803,539	168.45
Total non-interest expenses	$5,686,173	$2,927,174	$2,758,999	94.25%

Salaries, employee benefits, occupancy, equipment, data processing and other operating expenses increased primarily because of increased operating expenses resulting from the acquisition of MB&T.  As a result of the acquisition, we increased our number of employees by 86 and our branch network by nine. The addition of the core deposit premium was the result of the acquisition of MB&T and subsequent amortization of the core deposit intangible.  These increases were partially offset by a decline in merger and integration costs, FDIC insurance and State of Maryland assessments and Pointer Ridge other operating expenses.  Merger and integration costs declined because we have completed the merger and previously expensed all costs associated with it, except for non-compete fees paid to former directors which we will continue to incur.  The decrease in FDIC insurance and State of Maryland assessments was a result of the change in the base and rate calculation as required by the Dodd-Frank Act.  Pointer Ridge other operating expense decreased because the vacancy rate in the building declined and the new tenants are paying a pro-rata share of the expenses.  The increase in the core deposit intangible is the expense associated with the acquisition of MB&T and subsequent amortization of these assets.

Income Taxes

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Income tax expense was $844,005 (32.71% of pre-tax income) for the three months ended March 31, 2012 as compared to $335,243 (40.15% of pre-tax income) for the same period in 2011.   The dollar amount of the taxes was higher because net income was significantly higher than in the three months ended March 31, 2011.  The tax rate was lower for the three month period ended March 31, 2012 because during the three months ended March 31, 2011, tax exempt income was lower and expenses that were non-deductible for tax purposes were higher.

Net Income Available to Common Stockholders

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Net income available to common stockholders was $1.8 million or $0.26 per basic and diluted common share for the three month period ending March 31, 2012 compared to net income available to common stockholders of $522,682 or $0.12 per basic and diluted common share for the same period in 2011.  The increase in net income attributable to Old Line Bancshares for the 2012 period was primarily the result of a $4.2 million increase in net interest income and $553,933 increase in non-interest revenue.  These increases were partially offset by a $2.8 million increase in non-interest expense and a $508,762 increase in taxes.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262,000 of Student Loan Marketing Association (SLMA) stock.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale because during the 2nd quarter of 2011, we sold a held to maturity security and, as required by accounting guidance, we reclassified all securities classified as held to maturity to available for sale.  We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  As a result of the acquisition of Maryland Bankcorp, we evaluated the investment portfolio to ensure that the securities acquired in the acquisition meet our investment criteria and provide adequate liquidity, and that there is adequate diversity in the investment portfolio.  This analysis precipitated the sale of the security mentioned above and may cause additional sales during 2012.  There are no trading securities in the portfolio.

The investment securities at March 31, 2012 amounted to $163.2 million, an increase of $1.4 million, or 0.88%, from the December 31, 2011 amount of $161.8 million.  As outlined above, at March 31, 2012, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $3.9 million at March 31, 2012 (reflected as unrealized gains of $2.4 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $3.9 million ($2.4 million net of taxes) as of December 31, 2011.  In general, the increase in fair value was a result of the acquisition of MB&T, maturities and decreasing market rates.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio

Commercial loans and loans secured by real estate comprise the majority of the loan portfolio.  Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $13.5 million or 2.51% to $552.8 million at March 31, 2012 from $539.3 million at December 31, 2011.  Commercial business loans decreased by $8.9 million (8.31%), commercial real estate loans increased by $18.9 million (6.92%), residential real estate loans increased by $600,000 (0.62%), real estate construction loans (primarily commercial real estate construction) increased by $3.3 million (6.38%) and consumer loans decreased by $400,000 (2.92%) from their respective balances at December 31, 2011.  The loan growth during the period was a direct result of our business development efforts as well as our enhanced presence in our market area.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2012 and continue to grow the loan portfolio.  However, the current economic climate may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

Loan Portfolio
(Dollars in thousands)
	March 31, 2012		December 31, 2011

Real Estate
Commercial	$292,022	52.54%	$273,101	50.36%
Construction	55,032	9.90	51,662	9.53
Residential	97,262	17.50	96,724	17.84
Commercial	98,224	17.67	107,126	19.75
Consumer	13,293	2.39	13,674	2.52
	555,833	100.00%	542,287	100.00%
Allowance for loan losses	(3,787)		(3,741)
Deferred loan costs, net	797		752
	$552,843		$539,298

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have only two construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

Loans With Interest Paid From Loan Advances
(Dollars in thousands)

	March 31, 2012		December 31, 2011
	# of Borrowers	(000's)	# of Borrowers	(000's)
Hotels	1	$3,350	1	$2,093
Single family acquisition & development	1	1,418	1	1,418
	2	$4,768	2	$3,511

Management has identified additional potential problem legacy loans totaling $6.8 million that are complying with their repayment terms.  Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

As previously discussed in the provision for loan losses section of this report, at March 31, 2012, we had three legacy loans in the amount $1.8 million that were 90 days past due and were classified as non-accrual compared to two loans in the amount of $1.2 million at December 31, 2011.  At March 31, 2012, we have completed foreclosure on three properties that secured legacy loans and hold these properties in other real estate owned at a value of $1.9 million.  At March 31, 2012, we had 21 acquired non-performing loans totaling $4.9 million and other real estate owned valued at $2.1 million.  At March 31, 2012, we had three legacy loans totaling $1.3 million past due 30-89 days and 21 acquired loans fair valued at $2.7 million.

The table below outlines the transfer of loans from and to non-accrual status for three month period:

Non-Accrual Loans (Dollars in thousands)
	Legacy Loans		Acquired Loans		Total
	# of Borrowers	Loan Balance	# of Borrowers	Loan Balance	Loan Balance

Beginning Balance, December 31, 2011	2	$1,247	17	$4,583	$5,830
Transferred In	2	818	1	1,178	1,996
Payments received		-	(1)	(853)	(853)
Repossessed	-	-		-	-
Charged off	(1)	(278)		(48)	(326)
Transferred to other real estate owned	-	-	(1)	-	-
Ending balance, March 31, 2012	3	$1,787	16	$4,860	$6,647

Non-Accrual Legacy Loans and Legacy Other Real Estate Owned

At March 31, 2012, we had three non-accrual legacy loans with a total recorded book balance of $1,786,793.  The first non-accrual legacy loan is a residential land acquisition and development loan secured by real estate.  The borrower and guarantor on this loan have filed bankruptcy.  During the first quarter of 2011, we charged $446,980 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337.   We subsequently identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the  carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012.  Therefore, during the first quarter of 2012, we charged an additional $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive.  At March 31, 2012, the balance on this loan was $969,337 and the non-accrued interest was $240,063, none of which was included in interest income.  The courts have rejected the foreclosure and we are currently evaluating our alternatives relative to the sale of this property.

The second non-accrual legacy loan is a commercial real estate loan in the amount of $464,978.  The original purpose of this loan was to purchase a building for use as a fast food franchise.  The borrower on this loan executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  We transferred this loan to non-accrual status during the first quarter of 2012.  We are currently in negotiations with the landlord of the land and the borrower.  We have engaged an appraisal of the property.  At this point, we are unable to ascertain the potential loss on this loan.  We have allocated $232,489 of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $8,855.

The third non-accrual legacy loan is a commercial real estate loan in the amount of $352,478.  The borrower’s business has insufficient cash flow to make payments on this loan.  We also transferred this loan to non-accrual status during the first quarter of 2012.  A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $19,570.

At December 31, 2011, we had two non-accrual legacy loans totaling $1,247,312 past due and classified as non-accrual.  The first loan in the amount of $1,169,337 is a residential land acquisition and development loan secured by real estate and described above.  At December 31, 2011, the non-accrued interest on this loan was $212,484, none of which was included in interest income.

The second loan was a commercial loan secured by a blanket lien on the borrower’s assets and a second deed of trust on the guarantors’ personal residence.  The borrower has ceased operations and the collateral has no value.  In the first quarter of 2012, we charged the entire balance due to the allowance for loan losses and have filed a judgment against the guarantors.  At December 31, 2011, we had allocated the entire loan balance to the allowance for loan losses.

Non-Accrual Acquired Loans and Other Real Estate Owned

At March 31, 2012, we had 21 non-accrual acquired loans totaling $4.9 million compared to 24 non-accrual acquired loans totaling $4.6 million at December 31, 2011.  Of these, the borrowers on 15 loans totaling $2.8 million are current according to their contractual terms and are generally making monthly payments, albeit in a slow manner.  The loans were placed on non-accrual by MB&T because of their slow payment history and/or the industry was significantly impacted by the weaknesses in the economy.

At December 31, 2011, we had two borrowers owned by the same individual who had four loans totaling $775,000.  The borrower paid the fair value of these four loans during the first quarter of 2012 and there is no balance remaining in non-accrual.  However, there is still a contractual amount remaining on these loans.   We continue to work with the borrower for full repayment of the contractual amount.

At December 31, 2011 and March 31, 2012, we had one borrower with one note secured by commercial real estate and the fair value of the loan is $300,000.  We plan to foreclose on this property during the third quarter of 2012.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

At December 31, 2011 and March 31, 2012, we had one borrower with a loan secured by commercial real estate and the fair value of the loan is $250,000.  The borrower has filed a new bankruptcy plan and we are receiving payments from the bankruptcy court.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

At December 31, 2011 and March 31, 2012, we had a loan that was transferred to non-accrual during the fourth quarter of 2011.  Commercial real estate secures this loan and the fair value of the loan is $347,474.  The borrower has filed bankruptcy.  We were awarded a confess judgment against the borrower and are working towards foreclosure of the property.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying cost or expenses to sell.

We transferred another loan to non-accrual status during the fourth quarter of 2011.  This loan was unsecured and the fair value of the loan was $47,635.  We charged this loan to the allowance for loan losses during the first quarter of 2012.

During the first quarter of 2012, we transferred three acquired loans totaling $1.2 million for two borrowers to non-accrual status.  The first acquired loan is to one borrower who had two loans totaling $936,243.  This borrower is the same borrower discussed above in the legacy non-accrual loans.  The original purpose of the loans was to purchase and equip a building for use as a fast food franchise.  The borrower on these loans executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  We are currently in negotiations with the landlord of the land and the borrower.  We have engaged an appraisal of the property.  At this point, we are unable to ascertain the potential loss on this loan.  We have allocated $468,123 of the allowance for loan losses for these loans.

The second acquired loan transferred during the first quarter of 2012 to non-accrual status is a loan secured by commercial real estate and four residential lots with a fair value of $241,624.  This loan has matured.  We are in litigation with the borrower.  Assuming we prevail in litigation, we anticipate we will receive payment in full either by foreclosing on the collateral and selling the properties or through receipt of payment from the borrower.

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

The table below presents a breakdown of the recorded book balance of non-performing loans and accruing past due loans at March 31, 2012.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
March 31, 2012
	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$817,456	$28,425	5	$2,453,064	$1,183,865
Construction	1	969,337	240,063	3	963,977	285,446
Residential		-	-	4	1,181,857	292,531
Commercial		-	-	4	260,894	43,771
Consumer		-	-		-	-
Total non-performing loans	3	$1,786,793	$268,488	16	$4,859,792	$1,805,613

Accruing past due loans:
30-59 days past due
Real estate	2	489,274		8	2,428,372
Commercial		-		2	51,541
Consumer		-		7	25,340
Total 30-59 days past due	2	489,274		17	2,505,253
60-89 days past due
Real estate	1	789,207		1	123,164
Commercial		-			-
Consumer		-		1	23,634
Total 60-89 days past due	1	789,207		2	146,798
90 or more days past due
Consumer	-	-		2	6,108
Total accruing past due loans	3	$1,278,481		21	2,658,159

Accruing Troubled Debt Restructurings
Real Estate	2	$779,592			$-
Consumer	-	-		2	153,510
Total Accruing Troubled Debt Restructurings	2	$779,592		2	$153,510

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

Bank owned life insurance

We have invested $16.5 million in life insurance policies on our executive officers, other officers of the Bank, and retired officers of MB&T. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as that MB&T had entered into with its executive officers.  During the first three months of 2012, the cash surrender value of the insurance policies increased by $113,639 as a result earnings on these policies.  There are no post retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $208,992 liability associated with the post retirement death benefits of the BOLI policies acquired from MB&T.

Goodwill

During the second quarter of 2011, we recorded goodwill of $116,723 associated with the acquisition of Maryland Bankcorp.  This amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.  During the third quarter of 2011, the goodwill increased $25,000 as a result of additional liabilities that we identified during the period.  During the fourth quarter of 2011, we received a valuation of the pension plan asset at acquisition date and at December 31, 2011.  As a result of this valuation, in the fourth quarter of 2011, we recorded a $492,067 increase to goodwill to reflect the costs incurred by the pension plan as of the acquisition date.

Core deposit intangible

As a result of the acquisition of Maryland Bankcorp, during the second quarter of 2011, we recorded a core deposit intangible of $5.0 million.  This amount represented the premium that we paid to acquire MB&T’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  At March 31, 2012, the core deposit intangible was $4.2 million.

Deposits

We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At March 31, 2012, the deposit portfolio had declined to $686.6 million, a $4.2 million or 0.60% decrease over the December 31, 2011 level of $690.8 million.  Non-interest bearing deposits decreased $957,832 during the period to $169.2 million from $170.1 million primarily because during the period we saw many of our customers withdraw funds to repay debt and for tax payments.  Interest-bearing deposits declined $3.2 million to $517.4 million from $520.6 million.  The decline in interest bearing deposits was the result of our decision to lower rates on certificates of deposit, primarily on the non-reciprocal deposits obtained through the Promontory Interfinancial Network as outlined below.  This caused some customers to not renew these certificates and customers also withdrew funds to repay debt and taxes.  This decline was partially offset by growth in interest bearing checking and savings accounts.  The growth in these sectors occurred as a result of more favorable interest rates on these accounts, transfer of funds from non-interest bearing accounts and our business development efforts.  The following table outlines the decline in interest bearing deposits:

	March 31, 2012	December 31, 2011	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$322,742	$336,068	$(13,326)	(3.97)%
Interest bearing checking	131,649	123,907	7,742	6.25%
Savings	63,076	60,654	2,422	3.99%
Total	$517,467	$520,629	$(3,162)	(0.61)%

We acquire brokered certificate of deposits through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At March 31, 2012, we had $25.2 million in CDARS and $18.0 million in money market accounts through Promontory’s reciprocal deposit program compared to $24.8 million and $14.1 million, respectively, at December 31, 2011.  At March 31, 2012, we had received $43.8 million in deposits through the Promontory network that were not reciprocal deposits compared to $52.0 million at December 31, 2011.  We had no other brokered certificates of deposit as of March 31, 2012 and December 31, 2011.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings

Old Line Bancshares has available a $3 million unsecured line of credit.  Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of March 31, 2012 and December 31, 2011.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $241.1 million at March 31, 2012.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $72.7 million of borrowings.  Of this, we had borrowed $10.0 million at March 31, 2012.  We may increase availability by providing additional collateral.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2011, Old Line Bank had $7.7 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.20% and $20.9 million outstanding in secured promissory notes with an average interest rate of 0.50%.  We recorded these secured promissory notes with the acquisition of MB&T.  At March 31, 2012, Old Line Bank had $9.6 million outstanding in short term unsecured promissory notes with an average interest rate of 0.20% and $20.9 million in secured promissory notes with an average interest rate of 0.50%.

At March 31, 2012 and December 31, 2011, Old Line Bank had two advances in the amount of $5.0 million each, from the FHLB totaling $10.0 million.

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

The following table outlines our borrowings as of March 31, 2012 and December 31, 2011.

	Borrowings
	March 31, 2012			December 31, 2011
	Amount	Rate	Maximum Amount Borrowed During Any Month End Period	Amount	Rate	Maximum Amount Borrowed During Any Month End Period
Short term promissory notes	$9,652,162	0.20%	$9,652,162	$7,784,561	0.30%	$12,271,568
Repurchase agreements	20,853,620	0.50%	22,659,294	20,888,096	0.50%	22,979,870
FHLB advance due Dec. 2012	5,000,000	3.36%	5,000,000	5,000,000	3.36%	5,000,000
FHLB advance due Dec. 2012	5,000,000	3.12%	5,000,000	5,000,000	3.12%	5,000,000
Total short term borrowings	$40,505,782		10,000,000	$38,672,657		45,251,438

Senior note, fixed at 6.28%	6,261,429	6.28%		6,284,479	6.28%
Total long term borrowings	$6,261,429			$6,284,479

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At March 31, 2012 and December 31, 2011, Pointer Ridge had borrowed $6.3 million under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  As outlined in the Borrowings section of this report, we have credit lines, unsecured and secured, available from several correspondent banks totaling $32.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On March 31, 2012, we had $24.0 million in cash and due from banks, $1.0 million in interest bearing accounts, and $1.1 million in federal funds sold.  As of December 31, 2011, we had $43.3 million in cash and due from banks, $119,235 in interest bearing accounts and $83,114 in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

During the recent period of turmoil in the financial markets, some institutions experienced large deposit withdrawals that caused liquidity problems.  We did not have any significant withdrawals of deposits or any liquidity issues.  Although we plan for various liquidity scenarios, if there is turmoil in the financial markets or our depositors lose confidence in us, we could experience liquidity issues.

Capital

Our stockholders’ equity amounted to $69.9 million at March 31, 2012 and $68.5 million at December 31, 2011.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity increased during the three month period primarily because of net income available to common stockholders of $1.8 million, the $30,229 adjustment for stock based compensation awards and the $77,942 after tax unrealized loss on available for sale securities.  These items were partially offset by the $273,140 common stock cash dividend.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$44,331	$46,966
Real estate-undisbursed development and construction	24,789	21,398
Consumer	13,469	13,195
	$82,589	$81,559
Standby letters of credit	$7,694	$8,226

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

Commitments for real estate development and construction, which totaled $24.8 million, or 30.02% of the $82.6 million of outstanding commitments at March 31, 2012, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended March 31, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$7,762,412	4.37%	4.18%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	174,470	0.10	0.09
Loans	66,189	0.04	0.04
Total tax equivalent adjustment	240,659	0.14	0.13
Tax equivalent interest yield	$8,003,071	4.51%	4.31%

Three months ended March 31, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$3,587,263	3.71%	3.97%
Tax equivalent adjustment
Federal funds sold	-	0.00	0.00
Investment securities	11,243	0.01	0.01
Loans	27,269	0.03	0.03
Total tax equivalent adjustment	38,512	0.04	0.04
Tax equivalent interest yield	$3,625,775	3.75%	4.01%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including anticipated expenses in connection with termination of the MB&T employee pension plan, branch retention and expansion intensions, retention or severance of former MB&T personnel, anticipated changes in expenses (including as a result of the merger with Maryland Bankcorp), increases in net interest income, hiring and acquisition possibilities, maintenance of our net interest margin, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, expected losses on the investment portfolio, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the allowance for loan losses, expected loan, deposit, loan and asset growth, losses on and our intentions with respect to our investment securities, our planned foreclosure with respect to one non-accrual loan and anticipated payment on another non-accrual loan, earnings on BOLI, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2012.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
At March 31, 2012, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.
Item 1A.	Risk Factors
There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Mine Safety Disclosures
Not applicable
Item 5.	Other Information
None
Item 6.	Exhibits

10.2.1	Second Amendment to Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated April 30, 2012.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.*

* Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: May 11, 2012	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date May 11, 2012	By:	/s/ Christine M. Rush
Christine M. Rush, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)