Form 10-Q
period 2012-06-30
OLD LINE BANCSHARES INC
filed 2012-08-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, the registrant had 6,829,932 shares of common stock outstanding.

Part 1.  Financial Information
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$37,533,354	$43,434,375
Interest bearing accounts	122,824	119,235
Federal funds sold	508,150	83,114
Total cash and cash equivalents	38,164,328	43,636,724
Investment securities available for sale	168,502,783	161,784,835
Loans, less allowance for loan losses	573,146,131	539,297,666
Equity securities	3,865,079	3,946,042
Premises and equipment	23,763,775	23,215,429
Accrued interest receivable	2,592,123	2,448,542
Deferred income taxes	7,346,728	7,244,029
Bank owned life insurance	16,644,925	16,416,566
Prepaid pension	1,030,551	1,030,551
Other real estate owned	3,490,730	4,004,609
Goodwill	633,790	633,790
Core deposit intangible	4,046,636	4,418,892
Other assets	2,936,820	2,964,626
Total assets	$846,164,399	$811,042,301
Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$186,639,878	$170,138,329
Interest bearing	532,956,475	520,629,456
Total deposits	719,596,353	690,767,785
Short term borrowings	41,955,385	38,672,657
Long term borrowings	6,239,129	6,284,479
Accrued interest payable	359,367	397,211
Income taxes payable	328,633	475,687
Accrued pension	4,480,261	4,342,664
Other liabilities	1,525,133	1,605,180
Total liabilities	$774,484,261	$742,545,663
Stockholders' equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares;
issued and outstanding 6,828,452 in 2012 and 6,817,694 in 2011	68,285	68,177
Additional paid-in capital	53,574,827	53,489,075
Retained earnings	15,332,768	12,093,742
Accumulated other comprehensive income	2,284,600	2,388,972
Total Old Line Bancshares, Inc. stockholders' equity	71,260,480	68,039,966
Non-controlling interest	419,658	456,672
Total stockholders' equity	71,680,138	68,496,638
Total liabilities and stockholders' equity	$846,164,399	$811,042,301

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest revenue
Loans, including fees	$8,632,296	$7,741,299	$16,585,131	$11,937,165
U.S. treasury securities	2,381	2,407	4,778	2,407
U.S. government agency securities	91,163	93,511	192,597	119,628
Mortgage backed securities	592,725	762,080	1,258,741	1,141,498
Municipal securities	397,103	223,107	729,827	242,811
Federal funds sold	1,891	2,334	2,962	4,165
Other	46,138	49,234	91,947	74,160
Total interest revenue	9,763,697	8,873,972	18,865,983	13,521,834
Interest expense
Deposits	1,087,200	1,191,712	2,214,698	2,067,688
Borrowed funds	213,111	211,086	425,487	395,709
Total interest expense	1,300,311	1,402,798	2,640,185	2,463,397
Net interest income	8,463,386	7,471,174	16,225,798	11,058,437
Provision for loan losses	375,000	50,000	750,000	200,000
Net interest income after provision for loan losses	8,088,386	7,421,174	15,475,798	10,858,437
Non-interest revenue
Service charges on deposit accounts	328,142	396,785	647,469	479,235
Gain on sales or calls of investment securities	282,858	2,489	560,028	40,559
Other than temporary impairment on equity securities	-	(122,500)	-	(122,500)
Earnings on bank owned life insurance	138,496	122,350	275,201	201,388
Gain on sales of other real estate owned	191,201	-	159,213	-
Other fees and commissions	215,089	118,207	392,688	243,529
Total non-interest revenue	1,155,786	517,331	2,034,599	842,211
Non-interest expense
Salaries and benefits	3,024,815	2,973,734	5,833,809	4,474,445
Occupancy and equipment	914,576	857,381	1,822,447	1,317,295
Data processing	192,232	233,332	416,967	363,082
FDIC insurance and State of Maryland assessments	148,921	167,312	278,645	318,816
Merger and integration	29,166	377,214	58,333	467,274
Core deposit premium	177,582	194,675	372,257	194,675
Other operating	1,761,876	1,361,794	3,152,883	1,957,029
Total non-interest expense	6,249,168	6,165,442	11,935,341	9,092,616

Income before income taxes	2,995,004	1,773,063	5,575,056	2,608,032
Income taxes	982,759	656,357	1,826,764	991,600
Net income	2,012,245	1,116,706	3,748,292	1,616,432
Less: Net loss attributable to the non-controlling interest	(17,067)	(66,239)	(37,014)	(89,195)
Net income available to common stockholders	$2,029,312	$1,182,945	$3,785,306	$1,705,627

Basic earnings per common share	$0.30	$0.17	$0.55	$0.30
Diluted earnings per common share	$0.29	$0.17	$0.55	$0.30
Dividend per common share	$0.04	$0.03	$0.08	$0.06

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

Six Months ended June 30,	2012	2011

Net income available to common stockholders	$3,785,306	$1,705,627

Gross unrealized gain (loss)	(172,360)	1,007,601
Income tax (benefit)	(67,988)	342,584
Net unrealized gain (loss) on securities available for sale	(104,372)	665,017
Comprehensive net income available to common stockholders	$3,680,934	$2,370,644

Comprehensive earnings per share	$0.54	$0.42
Diluted earnings per share	$0.54	$0.42

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non- controlling
	Shares	Par value	capital	earnings	income	Interest

Balance, December 31, 2011	6,817,694	$68,177	$53,489,075	$12,093,742	$2,388,972	$456,672
Net income attributable to Old Line Bancshares, Inc.	-	-	-	3,785,306	-	-

Unrealized gains (losses) on securities available for sale, net of income tax benefit of $67,988	-	-	-	-	(104,372)	-

Net income attributable to non-controlling interest	-	-	-	-	-	(37,014)

Stock based compensation awards	-	-	85,860	-	-	-

Restricted stock issued	10,758	108	(108)	-	-	-
Common stock cash dividend $0.08 per share	-	-	-	(546,280)	-	-

Balance, June 30, 2012	6,828,452	$68,285	$53,574,827	$15,332,768	$2,284,600	$419,658

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2012	2011
Cash flows from operating activities
Interest received	$19,180,324	$13,756,800
Fees and commissions received	1,086,999	594,677
Interest paid	(2,678,029)	(2,567,541)
Cash paid to suppliers and employees	(10,529,499)	(6,495,772)
Income taxes paid	(2,017,917)	(84,234)
	5,041,878	5,203,930
Cash flows from investing activities
Cash and cash equivalents of acquired bank	-	41,967,182
Net change in time deposits in other banks	-	297,000
Purchase of investment securities available for sale	(52,521,980)	(34,856,352)
Proceeds from disposal of investment securities
Held to maturity sold	-	488,457
Gain on sales of held to maturity	-	25,622
Available for sale at maturity or call	28,093,412	595,000
Available for sale sold	17,022,301	17,296,682
Gain on sales of available for sale	560,028	14,937
Loans made, net of principal collected	(34,708,551)	(10,923,129)
Proceeds from sale of other real estate owned	599,539	-
Improvements to other real estate owned	(15,525)	-
Redemption (Purchase) of equity securities	66,551	612,903
Purchase of premises, equipment and software	(1,129,715)	(1,330,463)
	(42,033,940)	14,187,839
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(7,360,669)	(37,252,463)
Other deposits	36,189,237	47,514,823
Short term borrowings	3,282,728	(217,321)
Long term borrowings	(45,350)	(43,610)
Acquisition cash consideration	-	(1,000,839)
Private placement - common stock	-	6,332,844
Cash dividends paid-common stock	(546,280)	(344,610)
	31,519,666	14,988,824

Net increase (decrease) in cash and cash equivalents	(5,472,396)	34,380,593

Cash and cash equivalents at beginning of period	43,636,724	14,614,972
Cash and cash equivalents at end of period	$38,164,328	$48,995,565

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2012	2011
Reconciliation of net income to net cash
provided by operating activities
Net income	$3,748,292	$1,616,432

Adjustments to reconcile net income to net
cash provided by operating activities

Depreciation and amortization	590,734	477,210
Provision for loan losses	750,000	200,000
Change in deferred loan fees net of costs	(81,836)	(174,375)
Gain on sales or calls of securities	(560,028)	(40,559)
Amortization of premiums and discounts	539,758	305,879
Other than temporary impairment	-	122,500
Gain on sales of other real estate owned	(159,213)	-
Write down on other real estate owned	281,000
Gain on sale of fixed assets	(9,365)	14,155
Amortization of intangible	372,257	194,675
Deferred income taxes	(44,099)	258,242
Stock based compensation awards	85,860	74,816
Increase (decrease) in
Accrued interest payable	(37,844)	(104,144)
Income tax payable	(147,054)	-
Accrued pension	137,597	523,856
Other liabilities	(80,047)	(920,163)
Decrease (increase) in
Accrued interest receivable	(143,581)	103,462
Bank owned life insurance	(228,359)	(169,587)
Prepaid income taxes	-	649,124
Other assets	27,806	2,072,407
	$5,041,878	$5,203,930

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Six Months Ended June 30,	2012	2011

Supplemental Disclosure:
Loans transferred to other real estate owned	$191,921	$140,000

Fair value of assets and liabilities from acquisition:
Cash	$-	$41,967,182
Investments	-	71,434,005
Loans	-	190,826,040
Restricted stock	-	1,575,184
Premises and equipment	-	4,457,086
Accrued interest	-	1,128,988
Prepaid assets	-	1,231,029
Deferred tax	-	7,865,514
Bank owned life insurance	-	7,504,351
Prepaid pension costs	-	1,315,642
Other real estate owned	-	1,834,451
Core deposit intangible	-	5,002,917
Other assets	-	3,397,552
Deposits	-	(297,506,000)
Short term borrowings	-	(19,394,000)
Accrued interest payable	-	(60,782)
Accrued pension acquired	-	(3,330,390)
Other liabilities	-	(1,538,745)
Purchase price in excess of net assets acquired	$-	$116,723

The accompanying notes are an integral part of these consolidated financial statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The foregoing consolidated financial statements for the periods ended June 30, 2011 and 2012 are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2011 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2011.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Core Deposit Intangible

Of the total estimated purchase price, we have allocated an estimate of $12.2 million to net tangible assets acquired and we have allocated $5.0 million to the core deposit intangible which is a definite lived intangible asset. We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  During the three months ended June 30, 2012 and 2011, the core deposit intangible amortization was $177,582 and $194,675, respectively. During the six months ended June 30, 2012 and 2011, the core deposit intangible amortization was $372,257 and $194,675, respectively.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Subsequent Events-We evaluated subsequent events after June 30, 2012, through July 30, 2012, the date this report was available to be issued.  No significant subsequent events were identified which would affect the presentation of the financial statements.

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

June 30, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale
U. S. treasury	$1,248,789	$4,961	$-	$1,253,750
U.S. government agency	25,188,480	77,681	(6,202)	25,259,959
Municipal securities	51,203,507	1,737,763	(293,127)	52,648,143
Mortgage backed	87,028,548	2,397,596	(85,213)	89,340,931
	$164,669,324	$4,218,001	$(384,542)	$168,502,783

December 31, 2011
Available for sale
U. S. treasury	$1,247,889	$8,361	$-	$1,256,250
U.S. government agency	25,998,568	112,040	(19,537)	26,091,071
Municipal securities	33,753,049	1,396,859	(7,915)	35,141,993
Mortgage backed	96,803,309	2,557,430	(65,218)	99,295,521
	$157,802,815	$4,074,690	$(92,670)	$161,784,835

2.           INVESTMENT SECURITIES (Continued)

As of June 30, 2012, securities with unrealized losses segregated by length of impairment were as follows:

June 30, 2012	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. treasury	$-	$-
U.S. government agency	2,992,350	6,202
Municipal securities	11,511,334	293,126
Mortgage backed	18,003,817	80,094
Total unrealized losses less than 12 months	32,507,501	379,422

Unrealized losses greater than 12 months
U.S. treasury	-	-
U.S. government agency	-	-
Municipal securities	-	-
Mortgage backed	1,330,430	5,120
Total unrealized losses greater than 12 months	1,330,430	5,120

Total unrealized losses
U.S. treasury	-	-
U.S. government agency	2,992,350	6,202
Municipal securities	11,511,334	293,126
Mortgage backed	19,334,247	85,214
Total unrealized losses	$33,837,931	$384,542

We consider all unrealized losses on securities as of June 30, 2012 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of June 30, 2012, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

In the three month periods ended June 30, 2012 and 2011, we recorded gross realized gains of $282,858 and $2,489, respectively, from the sale or call of investment securities.  During the six month periods ended June 30, 2012 and 2011, we received $45,675,741 and $18,420,698, respectively, in proceeds from sales or calls of investment securities resulting in realized gains of $560,028 and $40,559, respectively, from the sale or call of securities.

2.	INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at June 30, 2012 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

Available for Sale

June 30, 2012	Amortized cost	Fair value

Maturing
Within one year	$2,411,463	$2,422,593
Over one to five years	15,028,622	15,140,922
Over five to ten years	29,287,068	30,070,174
Over ten years	117,942,173	120,869,095
	$164,669,324	$168,502,783
Pledged securities	$35,825,910	$36,612,217

3.             POINTER RIDGE OFFICE INVESTMENT, LLC

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge.  The effective date of the purchase was November 1, 2008.  As a result of this purchase, we own 62.5% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

Balance Sheets	June 30,	December 31,
	2012	2011

Current assets	$347,265	$429,611
Non-current assets	7,036,555	7,088,001
Liabilities	6,264,732	6,299,819
Equity	1,119,088	1,217,793

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Statements of Income
Revenue	$205,518	$183,390	$411,254	$389,122
Expenses	251,030	360,027	509,959	626,975
Net loss	$(45,512)	$(176,637)	$(98,705)	$(237,853)
4.	INCOME TAXES

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

5.         LOANS

Major classifications of loans are as follows:

	June 30, 2012	December 31, 2011

Real estate
Commercial	$317,773,437	$273,101,082
Construction	51,887,623	51,662,538
Residential	95,136,947	96,723,708
Commercial	98,871,677	107,125,895
Consumer	12,752,382	13,674,025
	576,422,066	542,287,248
Allowance for loan losses	(4,109,461)	(3,741,271)
Deferred loan costs, net	833,526	751,689
	$573,146,131	$539,297,666

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

Commercial real estate lending entails significant risks.  Risks inherent in managing our commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay.  We attempt to mitigate these risks by carefully underwriting these loans.  We also generally require the personal or corporate guarantee(s) of the owners and/or occupant(s) of the property.  For loans of this type in excess of $250,000, we monitor the financial condition and operating performance of the borrower through a review of annual tax returns and updated financial statements.  In addition, we meet with the borrower and/or perform site visits as required.  Many of the loans acquired do not comply with underwriting standards that we maintain.  Accordingly, during our due diligence process, we evaluated these loans using our underwriting standards and discounted the book value of these loans.  We subsequently incorporated this discounted book value into our initial purchase price.

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we do have a concentration in the hospitality industry.  At June 30, 2012 and December 31, 2011, we had approximately $55.7 million and $54.0 million, respectively, of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington D.C. market area in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of June 30, 2012 and December 31, 2011, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

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

5.	LOANS (Continued)

We consider a loan a troubled debt restructuring when we conclude that both of the following conditions exist:  the restructuring constitutes a concession and the debtor is experiencing financial difficulties.

The table below presents a breakdown of the recorded book balance of non-performing loans and accruing past due loans at June 30, 2012.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
June 30, 2012

	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$817,456	$46,627	7	$2,431,806	$870,081
Construction	1	969,337	267,641	3	850,000	705,281
Residential	-	-	-	6	1,300,661	388,346
Commercial	-	-	-	3	259,141	51,468
Consumer	-	-	-	-	-	-
Total non-performing loans	3	$1,786,793	$314,268	19	$4,841,608	$2,015,176

Accruing past due loans:
30-59 days past due
Real estate	5	1,470,732		1	425,107
Commercial	1	439,768		3	237,115
Consumer	-	-		12	42,124
Total 30-59 days past due	6	1,910,500		16	704,346
60-89 days past due
Real estate	2	888,719		-	-
Commercial	-	-		2	20,993
Consumer	-	-		1	699
Total 60-89 days past due	2	888,719		3	21,692
90 or more days past due
Consumer	-	-		2	940,072
Total accruing past due loans	8	$2,799,219		21	$1,666,110

Accruing Troubled Debt Restructurings
Real Estate	1	$499,122		1	$152,848
Consumer	-	-		1	442
Total Accruing Troubled Debt Restructurings	1	$499,122		2	$153,290

5.	LOANS (Continued)

The table below presents a breakdown of the recorded book balance of non-performing loans and accruing past due loans at December 31, 2011.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
December 31, 2011

	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	-	$-	$-	7	$2,288,900	$1,164,630
Construction	1	1,169,337	212,484	2	1,184,146	255,560
Residential	-	-	-	4	1,019,942	241,093
Commercial	1	77,975	1,735	4	90,039	33,041
Consumer	-	-	-	-	-	-
Total non-performing loans	2	$1,247,312	$214,219	17	$4,583,027	$1,694,324

Accruing past due loans:
30-59 days past due
Real estate	1	421,805		3	474,651
Commercial	-	-		-	-
Consumer	-	-		16	22,698
Total 30-59 days past due	1	421,805		19	497,349
60-89 days past due
Real estate	2	311,762		2	338,431
Commercial	1	11,043		-	-
Consumer	-	-		1	3,494
Total 60-89 days past due	3	322,805		3	341,925
90 or more days past due
Consumer	1	34,370		-	-
Total accruing past due loans	5	$778,980		22	$839,274

Accruing Troubled Debt Restructurings
Real Estate	3	$5,037,879		-	$-
Consumer	1	142,671		2	154,088
Total Accruing Troubled Debt Restructurings	4	$5,180,550		2	$154,088

5.	Loans (Continued)

The tables below present the contract amount due of the non-accrual loans at June 30, 2012 and December 31, 2011.

Non-Accrual
Contract Amount
June 30, 2012

	Legacy			Acquired
	# of Borrowers	Contract Balance	Interest Not Accrued	# of Borrowers	Contract Balance	Interest Not Accrued
Real Estate
Commercial	2	$817,456	$46,627	7	$5,640,834	$870,081
Construction	1	1,616,317	267,641	3	4,294,266	705,281
Residential	-	-	-	6	2,894,232	388,346
Commercial	-	-	-	3	394,990	51,468
Consumer	-	-	-	-	-	-
Total non-performing loans	3	$2,433,773	$314,268	19	$13,224,322	$2,015,176

Non-Accrual
Contract Amount
December 31, 2011

	Legacy			Acquired
	# of Borrowers	Contract Balance	Interest Not Accrued	# of Borrowers	Contract Balance	Interest Not Accrued
Real Estate
Commercial	-	$-	$-	7	$6,417,444	$1,164,630
Construction	1	1,616,317	212,484	2	2,815,452	255,560
Residential	-	-	-	4	2,606,151	241,093
Commercial	1	77,975	1,735	4	327,414	33,041
Consumer	-	-	-	-	-	-
Total non-performing loans	2	$1,694,292	$214,219	17	$12,166,461	$1,694,324

5.	Loans (Continued)

Non-accrual legacy loans

At June 30, 2012, we had three non-accrual legacy loans with a total recorded book balance of $1,786,793.  The first non-accrual loan has a contractual balance of $1,616,317.  The borrower and guarantor on this loan have filed bankruptcy.  During the first quarter of 2011, we charged $446,980 to the allowance for loan losses to reduce the balance on this loan from $1,616,317 to $969,377. We had identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the current carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012. Therefore, during the first quarter of 2012, we charged an additional $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive. The courts rejected the initial foreclosure. We have subsequently re-foreclosed on the property. We expect ratification of the sale in the third quarter of 2012. The non-accrued interest on this loan is $267,640.

The second non-accrual legacy loan is a commercial real estate loan in the amount of $464,978.  The original purpose of this loan was to purchase a building for use as a fast food franchise.  The borrower on this loan executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  We are currently in negotiations with the landlord of the land and the borrower. We have received an appraisal that indicates the value of our interest in the property is higher than our loan balance. At this point, we are unable to ascertain the potential loss on this loan.  We have allocated $232,489 of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $14,438.

The third non-accrual legacy loan is a commercial real estate loan in the amount of $352,478.  The borrower’s business has insufficient cash flow to make payments on this loan.  A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $32,190.

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

Acquired impaired loans

Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  In determining the estimated fair value of these loans, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision for loan losses and decrease net interest income after provision for loan losses.  Subsequent collection of payments on these loans will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.  At June 30, 2012, the contract value of the acquired impaired loans (including non-accrual loans) was $28,260,431.

5.	Loans (Continued)

The fair value adjustments applied to these loans was $13,930,476.

The fair value of these loans (recorded book value) was $14,329,955.  At December 31, 2011, the contract value of the acquired impaired loans (including non-accrual loans) was $31,927,256.  The fair value adjustments applied to these loans was $15,589,151.  The fair value of these loans (recorded book value) was $16,338,105.

Non-accrual acquired loans

At June 30, 2012, we had 22 non-accrual acquired loans to 19 borrowers with a recorded total fair value of $4,841,608 and a total contract amount due of $13,224,322.   The non-accrued interest on these loans at June 30, 2012 was $2,015,176.  At December 31, 2011, we had 22 non-accrual acquired loans to 17 borrowers with a recorded total fair value of $4,583,027 and a total contract amount due of $12,166,461.   The non-accrued interest on these loans at December 31, 2011 was $1,694,324.  As outlined above, at acquisition, we marked these loans to fair value and carry no related allowance for loan losses.

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

•
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

•
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

5.	Loans (Continued)

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

•
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

•
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

•
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

•
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

•
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

5.	Loans (Continued)

The following table outlines the allocation of allowance for loan losses by risk rating.

	June 30, 2012		December 31, 2011
	Account Balance	Allocation of Allowance for Loan Losses	Account Balance	Allocation of Allowance for Loan Losses
Risk Rating
Pass (1-4)	$548,327,441	$3,107,688	$517,010,521	$3,219,376
Special Mention (5)	14,251,115	276,163	11,090,344	320,241
Substandard (6)	13,843,510	725,610	14,186,383	201,654
Doubtful (7)	-	-	-	-
Loss (8)	-	-	-	-
Total	$576,422,066	$4,109,461	$542,287,248	$3,741,271

5.              Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the periods ended June 30, 2012 and December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

June 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	1,081,590	(87,981)	(271,065)	27,456	750,000
Recoveries	12,975	31,933	-	48,667	93,575
	3,217,633	866,262	294,175	206,776	4,584,846
Loans charged off	(324,486)	(87,691)	-	(63,208)	(475,386)
Ending Balance	$2,893,147	$778,571	$294,175	$143,568	$4,109,461

Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$615,489	$110,121	$-	$-	$725,610
Loans collectively evaluated for impairment	2,277,658	668,450	294,175	143,568	3,383,851
Ending balance	$2,893,147	$778,571	$294,175	$143,568	$4,109,461

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	967,036	384,642	317,778	130,544	1,800,000
Recoveries	13,701	154,523	-	66,834	235,058
	2,728,859	956,363	612,501	205,811	4,503,534
Loans charged off	(605,791)	(34,053)	(47,261)	(75,158)	(762,263)
Ending Balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Amount allocated to:
Loans individually evaluated for impairment with specific allocation	$175,117	$136,654	$70,000	$-	$381,771
Loans collectively evaluated for impairment	1,947,951	785,656	495,240	130,653	3,359,500
Ending balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

5.	Loans (Continued)

Our recorded investment in loans as of June 30, 2012 and December 31, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

June 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$1,680,100	$220,243	$-	$-	$1,900,343
Loans individually evaluated for impairment without specific reserve	2,959,973	1,630,136	-	-	4,590,109
Loans collectively evaluated for impairment	460,157,934	97,021,298	8,243,260	4,509,122	569,931,614
Ending balance	$464,798,007	$98,871,677	$8,243,260	$4,509,122	$576,422,066

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Loans individually evaluated for impairment with specific reserve	$5,924,354	$136,654	$142,671	$-	$6,203,679
Loans individually evaluated for impairment without specific reserve	1,720,458	1,887,986	-	-	3,608,444
Loans collectively evaluated for impairment	413,842,516	105,101,255	8,717,775	4,813,579	532,475,125
Ending balance	$421,487,328	$107,125,895	$8,860,446	$4,813,579	$542,287,248

6.	EARNINGS PER COMMON SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average number of shares	6,828,452	6,809,594	6,824,673	5,625,689
Dilutive average number of shares	6,905,041	6,841,535	6,871,727	5,657,775

7.	STOCK BASED COMPENSATION

We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  We recognize compensation expense related to stock based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award.  For the six months ended June 30, 2012 and 2011, we recorded stock-based compensation expense of $85,860 and $74,816, respectively. For the three months ended June 30, 2012 and 2011, we recorded stock-based compensation expense of $55,631 and $31,302, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the six months ended June 30, 2011, we recognized a $15,097 tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options.  There were no non-qualified options included in the expense calculation for the three months ended June 30, 2011 and the three and six months ended June 30, 2012.

We have two equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the equity incentive plans.  As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years.  We recognize the compensation expense associated with these grants over their respective vesting periods.  At June 30, 2012, there was $238,518 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.50 years.  As of June 30, 2012, there were 161,177 shares remaining available for future issuance under the equity incentive plans.  Directors and officers did not exercise any options during the six month period ended June 30, 2012 or 2011.

A summary of the stock option activity during the six month periods follows:

	June 30,
	2012		2011
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	325,331	$8.65	310,151	$8.60
Options granted	79,627	8.00	23,280	7.82
Options forfeited	(2,000)	8.00	-	-
Outstanding, end of period	402,958	$8.52	333,431	$8.54

7.	STOCK BASED COMPENSATION (Continued)

Information related to options as of June 30, 2012 follows:

	Outstanding options			Exercisable options
Exercise price	Number of shares at June 30, 2012	Weighted average remaining term	Weighted average exercise price	Number of shares at June 30, 2012	Weighted average exercise price
$4.94-$7.64	95,131	6.18	$6.36	95,131	$6.36
$7.65-$8.65	138,207	8.30	7.90	54,986	7.77
$8.66-$10.00	46,620	2.14	9.74	46,620	9.74
$10.01-$11.31	123,000	3.81	10.43	123,000	10.43
	402,958	5.71	$8.52	319,737	$8.66
Intrinsic value of outstanding options where the market value exceeds the exercise price.		$725,753
Intrinsic value of exercisable options where the market value exceeds the exercise price		$535,834

During the six months ended June 30, 2012 and 2011, we granted 10,947 and 8,786 restricted common stock awards, respectively.  During the period ended June 30, 2012, there were 189 restricted shares that had previously vested and 520 non-vested restricted shares that were forfeited.  The following table provides a summary of the restricted stock awards during the six month periods and their vesting schedule.

	June 30,		June 30,
	2012		2011
	Number	Weighted	Number	Weighted
	of shares	average	of shares	average
		grant date		grant date
		fair value		fair value
Nonvested, beginning of period	15,691	$7.41	17,641	$7.13
Restricted stock granted	10,947	8.00	8,786	7.82
Restricted stock vested	(6,788)	7.34	(8,279)	7.13
Restricted stock forfeited	(520)	8.00	-	-
Nonvested, end of period	19,330	$7.75	18,148	$7.46

Total fair value of shares vested	$49,853		$59,029

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$112,426		$152,080
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$69,713		$69,378

7.           STOCK-BASED COMPENSATION (Continued)

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule
of
Unvested Restricted Stock Awards
June 30, 2012

Grant Date	Vesting Date	# of Restricted Shares
1/28/2010	1/28/2013	4,682
1/27/2011	1/27/2013	2,110
1/27/2011	1/27/2014	2,111
3/5/2012	12/31/2012	3,120
3/5/2012	1/26/2013	2,435
3/5/2012	1/26/2014	2,436
3/5/2012	1/26/2015	2,436
Total Issued		19,330

8.           RETIREMENT AND EMPLOYEE STOCK OWNERSHIP PLANS

Eligible employees, including those who joined us as part of the MB&T acquisition, participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan included in salaries and benefits expense, for the three months ended June 30, 2012 and 2011 were $76,543 and $93,342, respectively. The Bank’s contributions to the plan for the six months ended June 30, 2012 and 2011 were $147,417 and $134,931, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. MB&T also offered SERPs to selected officers and we have assumed that liability at acquisition and all subsequent expenses.  We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates.  Old Line Bank’s expenses for the SERPs for the six month periods ended June 30, 2012 and 2011 were $233,091 and $92,740, respectively. The SERP expense for the three month periods ended June 30, 2012 and 2011 were $116,545 and $54,135, respectively.  The SERPs are non-qualified defined benefit pension plans that we have not funded.

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (KSOP).  The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code and an employee stock ownership plan.  We have discontinued any future contributions to the employee stock ownership plan.  At June 30, 2012, the employee stock ownership plan owned 181,508 shares of Bancshares’ stock, had $10,000 invested in Old Line Bank Certificates of Deposit, and $11,416 in Old Line Bank accounts.  We have transferred the MB&T 401(k) assets into the Old Line 401(k) plan discussed above.

MB&T had an employee pension plan that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date. We have notified all plan participants that we have terminated this plan effective August 1, 2011. We have liquidated the securities the plan held, deposited the proceeds into interest bearing certificates of deposit and a money market account and expect to distribute the remaining balance prior to December 31, 2012.  As of June 30, 2012 and December 31, 2011, expected future benefit payments to be paid in 2012 are $2.1 million. We are unable to predict any income or loss that may occur as a result of the termination.  At this time, we do not expect to incur any significant expenses with the termination of this plan. We did not recognize any net periodic pension expense during the three or six months ended June 30, 2012. We also did not make any contributions to the pension plan during the periods.

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

We value investment securities classified as available for sale and Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis.  We value treasury securities and SLMA equity securities under Level 1, and collateralized mortgage obligations, agency securities, government sponsored entity securities, and some agency securities under Level 2.  At June 30, 2012 and December 31, 2011, we established values for available for sale investment securities as follows (000’s);

	June 30, 2012	December 31, 2011
Investment securities available for sale:
Level 1 inputs	$1,254	$24,450
Level 2 inputs	167,249	137,335
Level 3 inputs	-	-
Investment securities available for sale	$168,503	$161,785

SLMA stock:
Level 1 inputs	$247	$262
SLMA stock	$247	$262

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

We also measure certain non-financial assets such as other real estate owned and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.  As of June 30, 2012 and December 31, 2011, we estimated the fair value of foreclosed assets using Level 2 inputs to be $3,490,730 and $4,004,609, respectively.  We determined these Level 2 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the

9.           FAIR VALUE MEASUREMENTS (Continued)

preceding twelve months.  As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).

The following outlines the transactions in other real estate owned:

Other Real Estate Owned

Six months ended June 30, 2012	Legacy	Acquired	Total
Beginning balance	$1,871,832	$2,132,777	$4,004,609
Transferred in	-	191,921	191,921
Investment in improvements	-	15,525	15,525
Write down in value	(220,000)	(61,000)	(281,000)
Sales/deposits on sales	(604)	(439,721)	(440,325)
Total end of period	$1,651,228	$1,839,502	$3,490,730

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

9.           FAIR VALUE MEASUREMENTS (Continued)

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets:
Level 1 inputs:
Investment securities	$1,253,750	$1,253,750	$24,450,070	$24,450,070
Level 2 inputs:
Investment securities	167,249,033	167,249,033	137,334,765	137,334,765
Level 3 inputs:
Loans, net	573,146,131	580,096,070	539,297,666	547,218,763

Financial liabilities
Level 3 inputs:
Interest bearing deposits	$532,956,475	$533,868,583	$520,629,456	$522,248,781
Short term borrowings	41,955,385	42,092,854	38,672,657	38,967,244
Long term borrowings	6,239,129	6,460,903	6,284,479	6,452,391

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates.  The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments.  We must report in earnings unrealized gains and losses on items for which we have elected the fair value measurement option at each subsequent reporting date.  We measure certain financial assets and financial liabilities at fair value on a non-recurring basis.  These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.  We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2012 or year ended December 31, 2011.

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

ASU No. 2011-03 “Reconsideration of Effective Control for Repurchase Agreements amends FASB ASC 860-10, “Transfers and Servicing-Overall”.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  This update became effective for interim and annual reporting periods beginning on or after December 15, 2011 and it did not have a material impact on our consolidated financial statements or results of operations.

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

ASU 2011-11 “Balance Sheet-Disclosures about Offering Assets and Liabilities” amends Topic 210 “Balance Sheet” to require an entity to disclose both gross and net information about financial instruments such as sales and repurchase agreements and reverse sale and repurchase agreement and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU 2011-11 is

10.           ACCOUNTING STANDARDS UPDATES (Continued)

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $699,500 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 65% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T).  This acquisition created the sixth largest independent commercial bank based in Maryland, with assets of more than $750 million and with 19 full service branches serving five counties.

Summary of Recent Performance and Other Activities

In a continually challenging economic environment, we are pleased to report continued profitability for the second quarter of 2012.  Net income available to common stockholders was $2.0 million or $0.30 per basic and $0.29 per diluted common share for the three month period ended June 30, 2012.  This was $846,367 or 71.55% higher than net income available to common stockholders of $1.2 million or $0.17 per basic and diluted common share for the same period in 2011.  Net income available to common stockholders was $3.8 million or $0.55 per basic and diluted common share for the six month period ending June 30, 2012.  This was $2.1 million or 121.93% higher than net income available to common stockholders of $1.7 million or $0.30 per basic and diluted common share for the six months ended June 30, 2011.

The following highlights certain financial data and events that have occurred during the first six months and second quarter of 2012:

•	As a result of our business development efforts, expanded market area and increased name recognition:
•	Average total loans grew approximately $60.3 million or 12.10% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.
•	Average non-interest bearing deposits grew $7.7 million or 4.44% for the three months ended June 30, 2012 relative to the same period in 2011.
•
Average total loans grew approximately $153.6 million or 38.34% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Our acquisition of Maryland Bankcorp also contributed to our growth in the six month period.

•	Average non-interest bearing deposits grew $55.1 million or 46.66% for the six months ended June 30, 2012 relative to the same period in 2011.

•	Our asset quality remained strong:
•	At June 30, 2012, we had three legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $1.8 million.
•
At June 30, 2012, we had 22 acquired loans (loans acquired from MB&T pursuant to the merger) on non-accrual status totaling $4.8 million compared to 22 acquired non-accrual loans totaling $4.6 million at December 31, 2011.

•	At second quarter end 2012, we had eight accruing legacy loans past due between 30 and 89 days in the amount of $2.8 million.
•	At June 30, 2012, we had 19 accruing acquired loans totaling $726,038 past due between 30 and 89 days compared to 22 accruing acquired loans totaling $839,274 at December 31, 2011.
•	We ended the second quarter with a book value of $10.44 per common share and a tangible book value of $9.75 per common share.
•	We maintained liquidity and by all regulatory measures remained “well capitalized”.
•	We increased the provision for loan losses by $325,000 and $550,000 during the three and six month periods ended June 30, 2012 compared to June 30, 2011, respectively.
•
As a result of the provision discussed above, and net charge offs for the six month period of $381,811, the allowance for loan losses increased to $4.1 million at June 30, 2012 compared to $3.7 million at December 31, 2011.

•	We recognized a loss, net of taxes, on our investment in Pointer Ridge of approximately $28,000 and $61,000 for the three and six months ended June 30, 2012.

In June 2012, we established Old Line Financial Services as a division of Old Line Bank and hired an individual with over 25 years of experience to manage this division.  Old Line Financial Services allows us to expand the services we provide our customers to include retirement planning and products.  Additionally, this division offers investment services to include investment management, estate and succession planning and allows our customers to directly purchase individual stocks, bonds and mutual funds.  Through this division customers may also purchase life insurance, long term care insurance and key man/woman insurance.

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

In accordance with accounting for business combinations, we recorded the acquired assets and liabilities at their estimated fair value on April 1, 2011, the acquisition date.  The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable balance.  We will recognize the accretable balance as interest income over the remaining term of the loan.  We will recognize the non-accretable balance as the borrower repays the loan.  The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by $1.1 million and $1.6 million for the three and six months ended June 30, 2012, respectively.  We based the determination of fair value on cash flow expectations and/or collateral values.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  Change in our cash flow expectations could impact net interest income after provision for loan losses.  We will recognize any decline in expected cash flows as impairment and record a provision for loan losses during the period.  We will recognize any improvement in expected cash flows as an adjustment to interest income.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million.  The amortization of this intangible asset was $177,582 for the three month period and $372,257 for the six month period ended June 30, 2012.

The following summarizes the highlights of our financial performance for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 (figures in the table may not match those discussed in the balance of this section due to rounding).

Three Months ended June 30,
(Dollars in thousands)

	2012	2011	$ Change	% Change
Net income available to common stockholders	$2,029	$1,183	$846	71.51%
Interest revenue	9,764	8,874	890	10.03
Interest expense	1,300	1,403	(103)	(7.34)
Net interest income after provision for loan losses	8,088	7,421	667	8.99
Non-interest revenue	1,156	517	639	123.60
Non-interest expense	6,249	6,165	84	1.36
Average total loans	558,859	498,550	60,309	12.10
Average interest earning assets	729,382	656,173	73,209	11.16
Average total interest bearing deposits	524,539	475,658	48,881	10.28
Average non-interest bearing deposits	181,789	174,055	7,734	4.44
Net interest margin (1)	4.84%	4.66%
Return on average equity	12.27%	7.47%
Basic earnings per common share	$0.30	$0.17	$0.13	76.47
Diluted earnings per common share	0.29	0.17	0.12	70.59

 (1) See “Reconciliation of Non-GAAP Measures”

The following summarizes the highlights of our financial performance for the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 (figures in the table may not match those discussed in the balance of this section due to rounding).

Six Months ended June 30,
(Dollars in thousands)

	2012	2011	$ Change	% Change
Net income available to common stockholders	$3,785	$1,706	$2,079	121.86%
Interest revenue	18,866	13,522	5,344	39.52
Interest expense	2,640	2,463	177	7.19
Net interest income after provision for loan losses	15,476	10,858	4,618	42.53
Non-interest revenue	2,035	842	1,193	141.69
Non-interest expense	11,935	9,093	2,842	31.25
Average total loans	554,227	400,620	153,607	38.34
Average interest earning assets	721,796	512,446	209,350	40.85
Average total interest bearing deposits	523,081	376,931	146,150	38.77
Average non-interest bearing deposits	173,196	118,095	55,101	46.66
Net interest margin (1)	4.67%	4.43%
Return on average equity	11.59%	6.57%
Basic earnings per common share	$0.55	$0.30	$0.25	83.33
Diluted earnings per common share	0.55	0.30	0.25	83.33

(1)	See “Reconciliation of Non-GAAP Measures”

Growth Strategy

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include collecting payments on non-accrual and past due loans, profitably disposing of other real estate owned,  enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded in Prince George’s County and Anne Arundel County, Maryland and the acquisition of Maryland Bankcorp has expanded our operations in Charles County and into St. Mary’s and Calvert Counties, Maryland.

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

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington D.C. market. While we remain uncertain whether the economy will remain at its current anemic growth or if the high unemployment rate, soaring national debt and high gas prices will continue to dampen the economic climate, we continue to remain cautiously optimistic that we have identified any problem assets and our remaining borrowers will continue to stay current on their loans and that we can continue to grow our balance sheet and earnings.  Now that we have substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy as we did with the Maryland Bankcorp acquisition.

We anticipate that as a result of the Maryland Bankcorp acquisition, salaries and benefits expenses and other operating expenses will be higher in 2012 than they were in 2011.  As previously reported, we have identified several areas within the former MB&T non-interest expense structure that we expected would provide expense reductions from those incurred since the acquisition date of April 1, 2011.  We realized these expense reductions during the fourth quarter of 2011 and the first quarter of 2012.  We believe with our 19 branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

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

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Net interest income after provision for loan losses for the three months ended June 30, 2012 increased $667,212 or 8.99% to $8.1 million from $7.4 million for the same period in 2011.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of growth in average interest earning assets and the change in the composition of average interest earning assets that occurred with the movement of funds from lower yielding interest bearing deposits into higher yielding loans and investment securities. A decline in interest paid on interest bearing liabilities also contributed to the improvement in net interest income. The accretion of the fair value adjustments positively impacted net interest income after provision for loan losses while the $325,000 increase in the provision for loan losses negatively impacted it.  The faster than expected repayment of impaired loans that we acquired from MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Although a competitive rate environment and a low prime rate cause low market yields that continue to negatively impact net interest income, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also continued to contribute to the improvement in the net interest margin.

We offset the effect on net income caused by the low rate environment primarily by growing total average interest earning assets $73.2 million or 11.16% to $729.4 million for the three months ended June 30, 2012 from $656.2 million for the three months ended June 30, 2011.   The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities.  Average interest bearing deposits which increased to $524.5 million for the three months ended June 30, 2012 from $475.7 million for the three months ended June 30, 2011 was the primary cause of the growth in interest bearing liabilities.  The growth in average interest earning assets and interest bearing deposits was primarily a result of increased name recognition in our market place and our business development efforts, particularly our increased business development efforts in our new market area resulting from our acquisition of Maryland Bankcorp.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of growth generated from our branch network, our average non-interest bearing deposits increased $7.7 million to $181.8 million.  This was also a significant contributor to the improvement in the net interest margin.

Our net interest margin was 4.84% for the three months ended June 30, 2012 as compared to 4.66% for the three months ended June 30, 2011.  The yield on average interest earning assets increased four basis points during the period from 5.52% for the quarter ended June 30, 2011 to 5.56% for the quarter ended June 30, 2012.   This increase was primarily because of the faster than expected repayment of the impaired loans we acquired from MB&T which allowed us to accrete fair value adjustments to interest income.

During three months ended June 30, 2012 and 2011, we successfully collected payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30.  These payments were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Three Months Ended June 30,
	2012		2011
	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$42,718	0.02%	$36,699	0.02%
Mortgage loans	1,007,812	0.56	352,099	0.22
Consumer loans	1,899	0.00	875	0.00
Interest bearing deposits	57,081	0.03	127,522	0.08
Total Fair Value Accretion	$1,109,510	0.61%	$517,195	0.32%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended June 30, 2012 and 2011, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended June 30,	2012			2011
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,568,009	1,892	0.17%	$6,137,889	$2,334	0.15%
Interest bearing deposits	4,150,881	2,593	0.25	16,462,614	12,630	0.31
Investment securities(1)(2)
U.S. treasury	1,248,504	2,518	0.81	1,294,926	2,550	0.79
U.S. government agency	24,448,432	96,418	1.59	17,674,241	98,901	2.24
Mortgage backed securities	90,311,537	592,725	2.64	92,164,958	762,080	3.32
Municipal securities	45,842,852	615,460	5.40	22,702,829	337,728	5.97
Other	3,918,725	44,590	4.58	3,362,251	37,772	4.51
Total investment securities	165,770,050	1,351,711	3.28	137,199,205	1,239,031	3.62
Loans: (1) (3)
Commercial	98,576,116	1,248,050	5.09	103,848,651	1,449,325	5.60
Mortgage	447,080,254	7,295,222	6.56	378,129,053	6,075,435	6.44
Consumer	13,203,045	175,867	5.36	16,572,381	246,873	5.98
Total loans	558,859,415	8,719,139	6.27	498,550,085	7,771,633	6.25
Allowance for loan losses	3,966,131	-		2,177,287	-
Total loans, net of allowance	554,893,284	8,719,139	6.32	496,372,798	7,771,633	6.28
Total interest earning assets(1)	729,382,224	10,075,335	5.56	656,172,506	9,025,628	5.52
Non-interest bearing cash	34,172,441			30,891,654
Premises and equipment	23,764,947			21,286,980
Other assets	38,545,122			37,491,609
Total assets	$825,864,734			$745,842,749
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$63,030,500	52,191	0.33	$61,259,947	49,879	0.33
Money market and NOW	130,191,323	132,772	0.41	109,431,051	155,937	0.57
Other time deposits	331,317,176	902,237	1.10	304,966,798	985,896	1.30
Total interest bearing deposits	524,538,999	1,087,200	0.83	475,657,796	1,191,712	1.01
Borrowed funds	46,432,730	213,111	1.85	25,080,250	211,086	3.38
Total interest bearing liabilities	570,971,729	1,300,311	0.92	500,738,046	1,402,798	1.12
Non-interest bearing deposits	181,789,188			174,054,937
	752,760,917			674,792,983
Other liabilities	6,172,023			6,991,978
Non-controlling interest	423,568			538,021
Stockholders' equity	66,508,226			63,519,767
Total liabilities and stockholders' equity	$825,864,734			$745,842,749
Net interest spread(1)			4.64			4.40
Net interest income and Net interest margin(1)		$8,775,024	4.84%		$7,622,830	4.66%

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
(3)	Average non-accruing loans for the three month periods ended June 30, 2012 and 2011 were $6,637,043 and $6,523,337, respectively

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Net interest income after provision for loan losses for the six months ended June 30, 2012 increased $4.6 million or 42.52% to $15.5 million from $10.9 million for the same period in 2011.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of growth in average interest earning assets and the change in the composition of average interest earning assets that occurred with the movement of funds from lower yielding interest bearing deposits into higher yielding loans and investment securities. A decline in interest paid on interest bearing liabilities also contributed to the improvement in net interest income. The accretion of the fair value adjustments positively impacted net interest income after provision for loan losses while the $550,000 increase in the provision for loan losses negatively impacted it.  The acquisition of MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Although a competitive rate environment and a low prime rate cause low market yields that continue to negatively impact net interest income, the relatively stable rate environment has allowed us to continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also contributed to the improvement in the net interest margin.

We offset the effect on net interest income caused by the low rate environment primarily by growing total average interest earning assets $209.4 million or 40.85% to $721.8 million for the six months ended June 30, 2012 from $512.4 million for the six months ended June 30, 2011.   The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities.  Average interest bearing deposits which increased to $523.1 million for the six months ended June 30, 2012 from $376.9 million for the six months ended June 30, 2011 was the primary cause of the growth in interest bearing liabilities.  The growth in average interest earning assets and interest bearing deposits was primarily a result of the acquisition of MB&T.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the MB&T acquisition and growth generated from our branch network and lenders, our average non-interest bearing deposits increased $55.1 million to $173.2 million.  This was also a significant contributor to the improvement in the net interest margin.

Our net interest margin was 4.67% for the six months ended June 30, 2012 as compared to 4.43% for the six months ended June 30, 2011.  The yield on average interest earning assets remained relatively stable during the period while the yield on interest bearing liabilities declined.  The stability of the yield on interest earning assets was primarily attributable to our success in collecting payments on impaired loans acquired from MB&T at a faster rate than initially anticipated.  The decline in the yield on interest bearing liabilities was the result of a decline in rates paid on money market, NOW and other time deposits.  The accretion of fair value adjustments on certificates of deposits acquired from MB&T also reduced the yield paid on other time deposits.

With the branches acquired in the MB&T acquisition and increased recognition in Anne Arundel, Calvert, Charles, St. Mary’s and Prince George’s counties, the high level of non-interest bearing deposits and continued growth in these and interest bearing deposits, we anticipate that we will continue to grow earning assets during the remainder of 2012.  If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during the remainder of 2012 and beyond.  We also believe that we will maintain the net interest margin in the range of 4.50% for the remainder of 2012, although we will not be able to maintain this net interest margin if we fail to collect on a significant portion of impaired acquired loans.   As a result of this growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during the remainder of 2012, although there can be no guarantee that this will be the case.

One of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) depository institutions have been permitted to pay interest on business transaction and other accounts since July 21, 2011.  Although, we have not yet experienced any impact from this provision of the legislation on our operations, it is possible that interest costs associated with deposits will increase.

During the six months ended in June 30, 2012, we successfully collected payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30. These payments were a direct result of our efforts to negotiate payments, sell notes, or foreclose on and sell collateral after the acquisition date. The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Six Months Ended June 30,
	2012		2011
	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$84,470	0.02%	$36,699	0.01%
Mortgage loans	1,431,087	0.40	352,099	0.14
Consumer loans	3,592	0.00	875	0.00
Interest bearing deposits	121,894	0.03	127,522	0.05
Total Fair Value Accretion	$1,641,043	0.45%	$517,195	0.20%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the six months ended June 30, 2012 and 2011, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.
Average, Balances, Interest and Yields

Six Months Ended June 30,	2012			2011
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,105,265	$2,962	0.15%	$4,754,900	$4,165	0.18%
Interest bearing deposits	2,874,236	996	0.07	12,077,781	19,639	0.33
Investment securities(1)(2)
U.S. treasury	1,248,277	5,053	0.81	651,040	2,550	0.79
U.S. government agency	25,462,298	203,699	1.61	10,720,455	126,524	2.38
Mortgage backed securities	92,417,068	1,258,741	2.74	70,430,585	1,141,498	3.27
Municipal securities	41,425,062	1,115,895	5.42	12,550,809	367,102	5.90
Other	3,932,129	92,770	4.74	2,965,458	55,995	3.81
Total investment securities	164,484,834	2,676,158	3.27	97,318,347	1,693,669	3.51
Loans: (1) (3)
Commercial	101,476,124	2,565,390	5.08	93,579,122	2,469,046	5.32
Mortgage	439,378,230	13,805,772	6.32	292,268,896	9,119,269	6.29
Consumer	13,372,549	367,001	5.52	14,772,119	406,453	5.55
Total loans	554,226,903	16,738,163	6.07	400,620,137	11,994,768	6.04
Allowance for loan losses	3,895,660	-		2,324,803	-
Total loans, net of allowance	550,331,243	16,738,163	6.12	398,295,334	11,994,768	6.07
Total interest earning assets(1)	721,795,578	19,418,279	5.41	512,446,362	13,712,241	5.40
Non-interest bearing cash	30,964,429			19,724,565
Premises and equipment	23,686,158			19,055,881
Other assets	38,470,209			25,592,328
Total assets	$814,916,374			$576,819,136
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$62,123,163	102,914	0.33	$35,403,222	55,016	0.31
Money market and NOW	130,772,681	269,943	0.42	92,236,649	305,432	0.67
Other time deposits	330,185,594	1,841,841	1.12	249,290,770	1,707,240	1.38
Total interest bearing deposits	523,081,438	2,214,698	0.85	376,930,641	2,067,688	1.11
Borrowed funds	46,128,149	425,487	1.85	24,497,365	395,709	3.26
Total interest bearing liabilities	569,209,587	2,640,185	0.93	401,428,006	2,463,397	1.24
Non-interest bearing deposits	173,195,601			118,094,756
	742,405,188			519,522,762
Other liabilities	6,401,578			4,343,325
Non-controlling interest	433,722			567,704
Stockholders' equity	65,675,885			52,385,345
Total liabilities and stockholders' equity	$814,916,374			$576,819,136
Net interest spread(1)			4.48			4.16
Net interest income and Net interest margin(1)		$16,778,094	4.67%		$11,248,844	4.43%
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

(2)	Available for sale investment securities are presented at amortized cost.
(3)	Average non-accruing loans for the six month periods ended June 30, 2012 and 2011 were $6,679,684 and $1,965,300, respectively.

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months Ended June 30,
	2012 compared to 2011
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(442)	$438	$(880)
Time deposits in other banks	(10,037)	(5,009)	(5,028)
Investment Securities(1)
U.S. treasury	(32)	110	(142)
U.S. government agency	(2,483)	(59,056)	56,573
Mortgage backed securities	(169,355)	(165,294)	(4,061)
Municipal securities	277,732	(111,801)	389,533
Other	6,818	1,874	4,944
Loans:(1)
Commercial	(201,275)	(176,537)	(24,738)
Mortgage	1,219,787	350,984	868,803
Consumer	(71,006)	(47,645)	(23,361)
Total interest revenue (1)	1,049,707	(211,936)	1,261,643

Interest bearing liabilities
Savings	2,312	1,694	618
Money market and NOW	(23,165)	(70,519)	47,354
Other time deposits	(83,659)	(223,091)	139,432
Borrowed funds	2,025	(243,397)	245,422
Total interest expense	(102,487)	(535,313)	432,826

Net interest income(1)	$1,152,194	$323,377	$828,817

(1)
Interest revenue is presented on a fully taxable equivalent (FTE) basis.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

Rate/Volume Variance Analysis
(2)

	Six months Ended June 30,
	2012 compared to 2011
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(1,203)	$(871)	$(332)
Time deposits in other banks	(18,643)	(12,575)	(6,068)
Investment Securities(1)
U.S. treasury	2,503	157	2,346
U.S. government agency	77,175	(87,519)	164,694
Mortgage backed securities	117,243	(305,635)	422,878
Municipal securities	748,793	(63,052)	811,845
Other	36,775	22,144	14,631
Loans:(1)
Commercial	96,344	(165,834)	262,178
Mortgage	4,686,503	77,968	4,608,535
Consumer	(39,452)	(3,997)	(35,455)
Total interest revenue (1)	5,706,038	(539,214)	6,245,252

Interest bearing liabilities
Savings	47,898	6,877	41,021
Money market and NOW	(35,489)	(188,388)	152,899
Other time deposits	134,601	(526,083)	660,684
Borrowed funds	29,778	(332,684)	362,462
Total interest expense	176,788	(1,040,278)	1,217,066

Net interest income(1)	$5,529,250	$501,064	$5,028,186

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

The provision for loan losses was $375,000 for the three months ended June 30, 2012, as compared to $50,000 for the three months ended June 30, 2011, an increase of $325,000 or 650.00%.  After completing the analysis outlined below, we increased the provision for loan losses. Although our asset quality remained relatively stable, we experienced approximately $20.3 million in growth in the portfolio during the three months ended June 30, 2012 and the economy remained weak.  We have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.  Although we have seen no significant deterioration in our legacy asset quality, past due amounts that have increased modestly, the addition of several new lenders from the acquisition, the increased size and complexity of the acquired portfolio and the anemic growth in the economy all contribute to increased uncertainty regarding the future performance of our borrowers.  As a result, our historical asset quality may not be an accurate indicator of our future performance. Therefore, we determined that it remained prudent to continue to increase the allowance for loan losses.  Our legacy non-performing assets remain statistically low at 0.21% of total assets and we had eight loans totaling $2.8 million of legacy loans past due between 30-89 days at quarter end.

The provision for the six month period was $750,000.  This represented a $550,000 or 275.00% increase as compared to the six months ended June 30, 2011.  For the six months ended June 30, 2012, we increased the provision for loan losses because we believe that the addition of several new lenders from the acquisition, the anemic economy and growth in our loan portfolio warranted an increased provision.

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

As we reported in our Form 10-K for the year ended December 31, 2011 and as further outlined in Note 5. Loans and the “Non-Accrual Legacy Loans and Legacy Other Real Estate Owned” section of this report, at December 31, 2011, we had one legacy loan in the amount of $1,169,337 that is a residential land acquisition and development loan secured by real estate.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012.  Therefore, during the first quarter of 2012, we charged $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive.  The courts have rejected the foreclosure. We have subsequently re-foreclosed on the property. We expect ratification of the sale in the third quarter.

During the six months ended June 30, 2012, we also charged $89,018 to the allowance for loan losses for two legacy loans to one borrower that were secured by a blanket lien on the borrower’s assets and a second deed of trust on the guarantor’s personal residence.  The borrower ceased operations, filed bankruptcy and the collateral has no value.  We have filed judgment against the guarantors.  During the three months ended June 30, 2012, we charged off an additional legacy loan in the amount of $46,511. The borrower on this loan has filed bankruptcy.

The other significant charge offs during the period related to acquired non-accrual loans. During the second quarter of 2012 we charged off an acquired loan in the amount of $29,012. We are in the process of liquidating the assets of this borrower. We are unable to determine at this time, what, if any, recovery we may receive from this liquidation. During the first quarter of 2012, we charged off a loan in the amount of $47,635. At December 31, 2011, we had considered this loan impaired and had allocated the entire balance of this loan in the allowance for loan losses. The remaining charge offs during the period related primarily to several acquired or legacy consumer loans.  The recoveries recorded to the allowance for loan losses were all substantially recovered from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

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

The allowance for loan losses represented 0.71% of gross loans at June 30, 2012 and 0.69% as of December 31, 2011.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
June 30, 2012
	Acquired	Legacy	Total

Balance, beginning of period	$-	$3,741,271	$3,741,271
Provision for loan losses	-	750,000	750,000

Charge-offs:
Commercial	(76,648)	(11,043)	(87,691)
Mortgage	-	(324,486)	(324,486)
Consumer	(63,208)	-	(63,208)
Total charge-offs	(139,856)	(335,529)	(475,385)
Recoveries:
Commercial	31,933	-	31,933
Mortgage	12,975	-	12,975
Consumer	48,667	-	48,667
Total recoveries	93,575	-	93,575
Net (charge-offs) recoveries	(46,281)	(335,529)	(381,810)
Balance, end of period			$4,109,461

Ratio of allowance for loan losses to:
Total gross loans			0.71%
Non-accrual loans			62.00%
Ratio of net-charge-offs during period to
average total loans during period			0.07%

Allowance for Loan Losses

June 30, 2011
	Acquired	Legacy	Total

Balance, beginning of period	$-	$2,468,476	$2,468,476
Provision for loan losses	-	200,000	200,000

Chargeoffs:
Commercial	-	-	-
Mortgage	-	(446,980)	(446,980)
Consumer	(54,446)	-	(54,446)
Total chargeoffs	(54,446)	(446,980)	(501,426)
Recoveries:
Commercial	47,243	-	47,243
Mortgage	1,121	-	1,121
Consumer	24,043	-	24,043
Total recoveries	72,407	-	72,407
Net (chargeoffs) recoveries	17,961	(446,980)	(429,019)
Balance, end of period			$2,239,457

Ratio of allowance for loan losses to:
Total gross loans			0.45%
Non-accrual legacy loans			191.52%
Ratio of net-chargeoffs during period to
average total loans during period			0.108%

Allowance for Loan Losses

December 31, 2011
	Acquired	Legacy	Total

Balance, beginning of period	$-	$2,468,476	$2,468,476
Provision for loan losses	-	1,800,000	1,800,000

Chargeoffs:
Commercial	(34,053)	-	(34,053)
Mortgage	(158,811)	(446,980)	(605,791)
Consumer	(75,158)	(47,261)	(122,419)
Total chargeoffs	(268,022)	(494,241)	(762,263)
Recoveries:
Commercial	154,523	-	154,523
Mortgage	13,701	-	13,701
Consumer	66,630	204	66,834
Total recoveries	234,854	204	235,058
Net (chargeoffs) recoveries	(33,168)	(494,037)	(527,205)
Balance, end of period			$3,741,271

Ratio of allowance for loan losses to:
Total gross loans			0.69%
Non-accrual loans			64.17%
Ratio of net-chargeoffs during period to
average total loans during period			0.115%

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses

	June 30,				December 31,
	2012		2011		2011
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Other consumer	$143,568	0.67%	$13,453	0.98%	$130,653	0.89%
Boat	294,175	1.54	298,243	2.07	565,240	1.63
Mortgage	2,893,147	80.64	1,547,983	76.77	2,123,068	77.73
Commercial	778,571	17.15	379,778	20.18	922,310	19.75

Total	$4,109,461	100.00%	$2,239,457	100.00%	$3,741,271	100.00%

Non-interest Revenue

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Non-interest revenue totaled $1.2 million for the three months ended June 30, 2012, an increase of $638,455 or 123.41% from the 2011 amount of $517,331.  Non-interest revenue for the three months ended June 30, 2012 and June 30, 2011 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, gains or losses on sales of other real estate owned and other fees and commissions including revenues with respect to Pointer Ridge.  The primary cause of the increase in non-interest revenue were increases in the gain on sales of investments and gain on sales of other real estate owned as well as a decrease in the other than temporary impairment on equity securities charge. Gain on sales or calls of investment securities increased during the period, because in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk, we elected to sell a higher dollar amount of securities and as a result recognized a higher gain. Gain on sales of other real estate owned increased because we sold an acquired property at a gain during the three months ended June 30, 2012 and we did not sell any real estate owned during the three months ended June 30, 2011.  Pointer Ridge rent and other revenues increased as a result of new tenants occupying vacant space in the building owned by Pointer Ridge.

We recorded a permanent impairment on equity securities during the three months ended June 30, 2011 but, had no such impairments during 2012. In addition, other fees and commissions increased during the 2012 period primarily as a result of letters of credit and loan fees. These increases were partially offset by a decrease in service charges on deposit accounts, which decreased because we lowered our fees for these services in June of 2011 and customers used fewer services.

The following table outlines the changes in non-interest revenue for the three month periods.

	June 30, 2012	June 30, 2011	$ Change	% Change
Service charges on deposit accounts	$328,142	$396,785	$(68,643)	(17.30	) %
Gain on sales or calls of investment securities	282,858	2,489	280,369	11,264.32
Permanent impairment on equity securities	-	(122,500)	122,500	-
Earnings on bank owned life insurance	138,496	122,350	16,146	13.20
Gain on sales of other real estate owned	191,201	-	191,201	-
Pointer Ridge rent and other revenue	108,585	45,785	62,800	137.16
Other fees and commissions	106,504	72,422	34,082	47.06
Total non-interest revenue	$1,155,786	$517,331	$638,455	123.41%

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Non-interest revenue totaled $2.0 million for the six months ended June 30, 2012, an increase of $1.2 million or 141.58% from the 2011 amount of $842,211.  Non-interest revenue for the six months ended June 30, 2012 and June 30, 2011 included fee income from service charges on deposit accounts, gains on sales or calls of investment securities, earnings on bank owned life insurance, gain or losses on sales of other real estate owned and other fees and commissions including revenues with respect to Pointer Ridge.  The primary causes of the increase in non-interest revenue was an increase in the gain on sales of investments and the acquisition of MB&T, which was supplemented by growth in legacy bank customers and services provided to both new and existing customers. The acquisition was the major contributor to the increases in service charges, earnings on bank owned life insurance and other fees and commissions during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Gain on sales or calls of investment securities increased during the period, because in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk, we elected to sell a higher dollar amount of securities and as a result recognized a higher gain. Also contributing to the increase in non-interest revenues was an increase in gain on sales of other real estate owned, which increased because we sold an acquired property at a gain during the six months ended June 30, 2012 and we did not sell any real estate owned during the 2011 period, and a decrease in the other than temporary impairment on equity securities charge, which decreased for the reasons discussed above for the three-month period. Finally, Pointer Ridge rent and other revenues increased as a result of a decline in the vacancy in the building owned by Pointer Ridge.

The following table outlines the changes in non-interest revenue for the six month periods.

	June 30, 2012	June 30, 2011	$ Change	% Change
Service charges on deposit accounts	$647,469	$479,235	$168,234	35.10%
Gain on sales or calls of investment securities	560,028	40,559	519,469	1,280.77
Permanent impairment on equity securities	-	(122,500)	122,500	-
Earnings on bank owned life insurance	275,201	201,388	73,813	36.65
Gain on sales of other real estate owned	159,213	-	159,213	-
Pointer Ridge rent and other revenue	155,695	113,940	41,755	36.65
Other fees and commissions	236,993	129,589	107,404	82.88
Total non-interest revenue	$2,034,599	$842,211	$1,192,388	141.58%

As a result of our expanded market presence, business development effort and increased name recognition, we anticipate that we will continue to grow new and existing customer relationships. We expect that these expanded relationships will cause service charges on deposit accounts and other fees and commissions to continue to increase during the remainder of 2012. We also plan to continue to work to sell our other real estate owned and may realize additional gains from these sales.

Non-interest Expense

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Non-interest expense increased $83,726 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The following chart outlines the changes in non-interest expenses for the period.

	June 30,	June 30,
	2012	2011	$ Change	% Change
Salaries and benefits	$3,024,815	$2,973,734	$51,081	1.72%
Occupancy and equipment	914,576	857,381	57,195	6.67
Data processing	192,232	233,332	(41,100)	(17.61)
FDIC insurance and State of Maryland assessments	148,921	167,312	(18,391)	(10.99)
Merger and integration	29,166	377,214	(348,048)	(92.27)
Core deposit premium	177,582	194,675	(17,093)	(8.78)
Pointer Ridge other operating	101,877	209,460	(107,583)	(51.36)
Other operating	1,659,999	1,152,334	507,665	44.06
Total non-interest expenses	$6,249,168	$6,165,442	$83,726	1.36%

Salaries, employee benefits, occupancy and equipment, and other operating expenses increased primarily because of enhancements to our personnel and infrastructure that we believe will allow us to efficiently operate a larger organization and continue to expand our service and market area. Merger and integration expenses decreased during the 2012 period because we completed substantially all of the activities associated with the merger during 2011 with the exception of the expenses associated with the two year non-compete agreements with former MB&T directors. The core deposit premium decreased during the quarter because we amortize this premium on an accelerated basis which causes a reduction in the expense over the amortization period. The decrease in FDIC insurance and State of Maryland assessments was a result of lower FDIC assessments as a result of the change in the base and rate calculation as required by the Dodd-Frank Act.  Pointer Ridge other operating expense decreased because the vacancy rate in the building declined and the new tenants are paying a pro-rata share of the building’s operating expenses.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Non-interest expense increased $2.8 million for the six months ended June 30, 2012.  The following chart outlines the changes in non-interest expenses for the period.

	June 30,	June 30,
	2012	2011	$ Change	% Change
Salaries and benefits	$5,833,809	$4,474,445	$1,359,364	30.38%
Occupancy and equipment	1,822,447	1,317,295	505,152	38.35
Data processing	416,967	363,082	53,885	14.84
FDIC insurance and State of Maryland assessments	278,645	318,816	(40,171)	(12.60)
Merger and integration	58,333	467,274	(408,941)	(87.52)
Core deposit premium	372,257	194,675	177,582	91.22
Pointer Ridge other operating	212,333	327,682	(115,349)	(35.20)
Other operating	2,940,550	1,629,347	1,311,203	80.47
Total non-interest expenses	$11,935,341	$9,092,616	$2,842,725	31.26%

Salaries and benefits, occupancy and equipment, data processing and other operating expenses increased primarily because of increased operating expenses resulting from the acquisition of MB&T and enhancements to our infrastructure.  As a result of the acquisition, we increased our number of employees by 86 and our branch network by nine. During the first three months of 2011, we did not incur these expenses. The increase in the core deposit premium was the result of the acquisition of MB&T and subsequent amortization of the core deposit intangible.  These increases were partially offset by a decline in merger and integration costs, FDIC insurance and State of Maryland assessments and Pointer Ridge other operating expenses.  Merger and integration costs declined during the 2012 period because we have completed the merger and previously expensed all costs associated with it, except for non-compete fees paid to former directors which we will continue to incur.  The decrease in FDIC insurance and State of Maryland assessments was a result of lower FDIC assessments as a result of the change in the base and rate calculation as required by the Dodd-Frank Act.  Pointer Ridge other operating expense decreased because the vacancy rate in the building declined and the new tenants are paying a pro-rata share of the building's operating expenses.

For the remainder of 2012, we anticipate that non-interest expenses will remain relatively comparable to those incurred during the second quarter of 2012.

Income Taxes

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Income tax expense was $982,759 (32.81% of pre-tax income) for the three months ended June 30, 2012 as compared to $656,357 (37.02% of pre-tax income) for the same period in 2011.   The dollar amount of the taxes was higher because net income was significantly higher than in the three months ended June 30, 2011.  The tax rate was lower for the three month period ended June 30, 2012 because during the three months ended June 30, 2011, tax exempt income was lower and expenses that were non-deductible for tax purposes were higher.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Income tax expense was $1.8 million (32.77% of pre-tax income) for the six months ended June 30, 2012 as compared to $991,600 (38.02% of pre-tax income) for the same period in 2011.   The dollar amount of the taxes was higher because net income was significantly higher than in the six months ended June 30, 2011.  The tax rate was lower for the six month period ended June 30, 2012 because during the six months ended June 30, 2011, tax exempt income was lower and expenses that were non-deductible for tax purposes were higher.

Net Income Available to Common Stockholders

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Net income available to common stockholders was $2.0 million or $0.30 per basic and $0.29 per diluted common share for the three month period ending June 30, 2012 compared to net income available to common stockholders of $1.2 million or $0.17 per basic and diluted common share for the same period in 2011.  The increase in net income attributable to Old Line Bancshares for the 2012 period was primarily the result of a $992,212 increase in net interest income and a $638,455 increase in non-interest revenue.  These increases were partially offset by a $325,000 increase in the provision for loan losses, an $83,726 increase in non-interest expense and a $326,402 increase in taxes.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Net income available to common stockholders was $3.8 million or $0.55 per basic and diluted common share for the six month period ending June 30, 2012 compared to net income available to common stockholders of $1.7 million or $0.30 per basic and diluted common share for the same period in 2011.  The increase in net income attributable to Old Line Bancshares for the 2012 period was primarily the result of a $5.2 million increase in net interest income and $1.2 million increase in non-interest revenue.  These increases were partially offset by a $550,000 increase in the provision for loan losses, a $2.8 million increase in non-interest expense and an $835,164 increase in taxes.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262,000 of Student Loan Marketing Association (SLMA) stock.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale because during the second quarter of 2011, we sold a held to maturity security and, as required by accounting guidance, we reclassified all securities classified as held to maturity to available for sale.  We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  As a result of the acquisition of Maryland Bankcorp, we evaluated the investment portfolio to ensure that the securities acquired in the acquisition meet our investment criteria and provide adequate liquidity, and that there is adequate diversity in the investment portfolio.  This analysis precipitated the sale of the security mentioned above. There are no trading securities in the portfolio.

The investment securities at June 30, 2012 amounted to $168.5 million, an increase of $6.7 million, or 4.15%, from the December 31, 2011 amount of $161.8 million.  As outlined above, at June 30, 2012, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $3.8 million at June 30, 2012 (reflected as unrealized gains of $2.3 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $3.9 million ($2.4 million net of taxes) as of December 31, 2011.  In general, the increase in fair value was a result of changes in the duration or maturity of the portfolio and decreasing market rates.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio

Commercial loans and loans secured by real estate comprise the majority of the loan portfolio.  Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $33.8 million or 6.28% to $573.1 million at June 30, 2012 from $539.3 million at December 31, 2011.  Commercial business loans decreased by $8.3 million (7.70%), commercial real estate loans increased by $44.7 million (16.36%), residential real estate loans decreased by $1.6 million (1.64%), real estate construction loans (primarily commercial real estate construction) increased by $226,000 (0.44%) and consumer loans decreased by $922,000 (6.74%) from their respective balances at December 31, 2011.  The loan growth during the period was a direct result of our business development efforts as well as our enhanced presence in our market area.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2012 and continue to grow the loan portfolio.  However, the current economic climate may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

(Dollars in thousands)
	June 30, 2012		December 31, 2011

Real Estate
Commercial	$317,773	55.13%	$273,101	50.36%
Construction	51,888	9.00	51,662	9.53
Residential	95,137	16.50	96,724	17.84
Commercial	98,872	17.15	107,126	19.75
Consumer	12,752	2.21	13,674	2.52
	576,422	100.00%	542,287	100.00%
Allowance for loan losses	(4,109)		(3,741)
Deferred loan costs, net	834		752
	$573,146		$539,298

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have only one construction loan that has an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

	June 30, 2012		December 31, 2011
	# of Borrowers	(000's)	# of Borrowers	(000's)
Hotels	1	$4,337	1	$2,093
Single family acquisition & development		-	1	1,418
	1	$4,337	2	$3,511

Management has identified additional potential problem loans totaling $6.5 million that are complying with their repayment terms.  Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

At June 30, 2012, we had two borrowers past due 90 or more days, with loans totaling $940,072 that we have not classified as non-accrual.  The first loan matured and the borrower is deceased.  The estate continues to pay the loan as agreed, but is unable to execute documents until the court appoints a trustee.  The borrower on the second loan also continues to pay the loan payments on a monthly basis.  We are currently in process of restructuring this loan.  We do not anticipate that we will incur losses on these loans.

At June 30, 2012, we had three non-accrual legacy loans totaling $1.8 million compared to two legacy loans totaling $1.2 million at December 31, 2011.  At June 30, 2012, we also had five legacy loans on accrual status totaling $778,980 past due 30-89 days.

At June 30, 2012, we had 22 non-accrual acquired loans totaling $4.8 million compared to 22 non-accrual acquired loans totaling $4.6 million at December 31, 2011.  At June 30, 2012, we also had 21 acquired loans on accrual status carried at a total fair value of $1.7 million.

The table below outlines the transfer of loans from and to non-accrual status for the six month period:

	Legacy Loans		Acquired Loans		Total
	# of Borrowers	Loan Balance	# of Borrowers	Loan Balance	Loan Balance

Beginning Balance, December 31, 2011	2	$1,247	17	$4,583	$5,830
Transferred in	2	818	3	1,202	2,020
Payments received		-	(1)	(896)	(896)
Repossessed		-		-	-
Charged off	(1)	(278)		(48)	(326)
Transferred to other real estate owned		-		-	-
Ending balance, June 30, 2012	3	$1,787	19	$4,841	$6,628

Non-Accrual Legacy Loans and Legacy Other Real Estate Owned

At June 30, 2012, we had three non-accrual legacy loans with a total recorded book balance of $1,786,793.  The first non-accrual legacy loan is a residential land acquisition and development loan secured by real estate.  The borrower and guarantor on this loan have filed bankruptcy.  During the first quarter of 2011, we charged $446,980 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337.   We subsequently identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the  carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012.  Therefore, during the first quarter of 2012, we charged an additional $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive.  At June 30, 2012, the balance on this loan was $969,337 and the non-accrued interest was $267,641, none of which was included in interest income.  The courts rejected the initial foreclosure. We have subsequently re-foreclosed on the property and expect ratification of the sale in the third quarter.

The second non-accrual legacy loan is a commercial real estate loan in the amount of $464,978.  The original purpose of this loan was to purchase a building for use as a fast food franchise.  The borrower on this loan executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  We transferred this loan to non-accrual status during the first quarter of 2012.  We are currently in negotiations with the landlord of the land and the borrower. We have received an appraisal that indicates the value of our interest in the property is higher than our loan balance. At this point, we are unable to ascertain the potential loss on this loan.  We have allocated $232,489 of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $14,438.

The third non-accrual legacy loan is a commercial real estate loan in the amount of $352,478.  The borrower’s business has insufficient cash flow to make payments on this loan.  We also transferred this loan to non-accrual status during the first quarter of 2012.  A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $32,190.

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

Non-Accrual Acquired Loans and Other Real Estate Owned

At June 30, 2012, we had 19 non-accrual acquired loans totaling $4.8 million compared to 24 non-accrual acquired loans totaling $4.6 million at December 31, 2011.  Of these, the borrowers on 15 loans totaling $2.8 million are current according to their contractual terms and are generally making monthly payments, albeit in a slow manner.  The loans were placed on non-accrual by MB&T because of their slow payment history and/or the industry was significantly impacted by the weaknesses in the economy.

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

At December 31, 2011 and June 30, 2012, we had one borrower with one note secured by commercial real estate and the fair value of the loan is $300,000.  We plan to foreclose on this property during the third quarter of 2012.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

At December 31, 2011 and June 30, 2012, we had one borrower with a loan secured by commercial real estate and the fair value of the loan is $250,000.  The borrower has filed a new bankruptcy plan and we are receiving payments from the bankruptcy court.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

At December 31, 2011 and June 30, 2012, we had a loan in the amount of $347,474 that was transferred to non-accrual during the fourth quarter of 2011.  Commercial real estate secures this loan and the fair value of the loan, as of June 30, 2012, is $317,873. We were awarded a confess judgment against the borrower and are working towards foreclosure of the property.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying cost or expenses to sell.

We transferred another loan to non-accrual status during the fourth quarter of 2011.  This loan was unsecured and the fair value of the loan was $47,635.  We charged this loan to the allowance for loan losses during the first quarter of 2012.

During the first quarter of 2012, we transferred three acquired loans totaling $1.2 million for two borrowers to non-accrual status.  The first acquired loan is to one borrower who had two loans totaling $936,243.  This borrower is the same borrower discussed above in the legacy non-accrual loans.  The original purpose of the loans was to purchase and equip a building for use as a fast food franchise.  The borrower on these loans executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  We have completed negotiations with the landlord and are attempting to locate a tenant to occupy this facility. We have received an appraisal that indicates the value of our interest is greater than the book value of the loan. At this point, we are unable to ascertain the potential loss on this loan.  We have allocated $468,123 of the allowance for loan losses for these loans.

The borrower on the third loan transferred during the first quarter of 2012 to non-accrual status is a loan secured by commercial real estate and four residential lots with a fair value of $241,624.  This loan has matured.  We are in litigation with the borrower.  Assuming we prevail in litigation, we anticipate we will receive payment in full either by foreclosing on the collateral and selling the properties or through receipt of payment from the borrower. During the second quarter of 2012, we transferred an acquired loan in the amount of $23,669 to non-accrual status. The borrower has filed for bankruptcy.

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

The table below presents a breakdown of the recorded book balance of non-performing loans and accruing past due loans at June 30, 2012.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
June 30, 2012

	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$817,456	$46,627	7	$2,431,806	$870,081
Construction	1	969,337	267,641	3	850,000	705,281
Residential		-	-	6	1,300,661	388,346
Commercial		-	-	3	259,141	51,468
Consumer		-	-		-	-
Total non-performing loans	3	$1,786,793	$314,268	19	$4,841,608	$2,015,176

Accruing past due loans:
30-59 days past due
Real estate	5	1,470,732		1	425,107
Commercial	1	439,768		3	237,115
Consumer		-		12	42,124
Total 30-59 days past due	6	1,910,500		16	704,346
60-89 days past due
Real estate	2	888,719			-
Commercial		-		2	20,993
Consumer		-		1	699
Total 60-89 days past due	2	888,719		3	21,692
90 or more days past due
Consumer		-		2	940,072
Total accruing past due loans	8	$2,799,219		21	$1,666,110

Accruing Troubled Debt Restructurings
Real Estate	1	$499,122		1	$152,848
Consumer		-		1	442
Total Accruing Troubled Debt Restructurings	1	$499,122		2	$153,290

The table below presents a breakdown of the recorded book balance of non-performing loans and accruing past due loans at December 31, 2011.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
December 31, 2011

	Legacy			Acquired
	# of Borrowers	Account Balance	Interest Not Accrued	# of Borrowers	Account Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-	7	$2,288,900	$1,164,630
Construction	1	1,169,337	212,484	2	1,184,146	255,560
Residential		-	-	4	1,019,942	241,093
Commercial	1	77,975	1,735	4	90,039	33,041
Consumer		-	-		-	-
Total non-performing loans	2	$1,247,312	$214,219	17	$4,583,027	$1,694,324

Accruing past due loans:
30-59 days past due
Real estate	1	421,805		3	474,651
Commercial		-			-
Consumer		-		16	22,698
Total 30-59 days past due	1	421,805		19	497,349
60-89 days past due
Real estate	2	311,762		2	338,431
Commercial	1	11,043			-
Consumer		-		1	3,494
Total 60-89 days past due	3	322,805		3	341,925
90 or more days past due
Consumer	1	34,370			-
Total accruing past due loans	5	$778,980		22	$839,274

Accruing Troubled Debt Restructurings
Real Estate	3	$5,037,879			$-
Consumer	1	142,671		2	154,088
Total Accruing Troubled Debt Restructurings	4	$5,180,550		2	$154,088

Bank owned life insurance

We have invested $16.6 million in life insurance policies on our executive officers, other officers of the Bank, and retired officers of MB&T. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as that MB&T had entered into with its executive officers.  During the first six months of 2012, the cash surrender value of the insurance policies increased by $228,359 as a result of earnings on these policies.  There are no post retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $213,470 liability associated with the post retirement death benefits of the BOLI policies acquired from MB&T.

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

Core deposit intangible

As a result of the acquisition of Maryland Bankcorp, during the second quarter of 2011, we recorded a core deposit intangible of $5.0 million.  This amount represented the premium that we paid to acquire MB&T’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  At June 30, 2012, the core deposit intangible was $4.0 million.

Deposits

We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At June 30, 2012, the deposit portfolio had increased to $719.6 million, a $28.8 million or 4.17% increase over the December 31, 2011 level of $690.8 million.  Non-interest bearing deposits increased $16.5 million during the period to $186.6 million from $170.1 million primarily because we established new relationships during the period and expanded upon existing ones.  Interest-bearing deposits rose $12.3 million to $533.0 million from $520.6 million.  The increase in interest bearing deposits was primarily the result of increased depository relationships with local municipalities and state organizations, with the vast majority placed in reciprocal deposits obtained through the Promontory Interfinancial Network. The following table outlines the increase in interest bearing deposits:

	June 30,	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$328,586	$336,068	$(7,482)	(2.23	) %
Interest bearing checking	141,768	123,907	17,861	14.41
Savings	62,602	60,654	1,948	3.21
Total	$532,956	$520,629	$12,327	2.37%

We acquire brokered certificate of deposits through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At June 30, 2012, we had $35.2 million in CDARS and $29.7 million in money market accounts through Promontory’s reciprocal deposit program compared to $24.8 million and $14.1 million, respectively, at December 31, 2011.  At June 30, 2012, we had received $30.2 million in deposits through the Promontory network that were not reciprocal deposits compared to $52.0 million at December 31, 2011.  We had no other brokered certificates of deposit as of June 30, 2012 and December 31, 2011.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings

Old Line Bancshares has available a $3 million unsecured line of credit.  Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $24.5 million as of June 30, 2012 and December 31, 2011.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $230.8 million at June 30, 2012.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $73.0 million of borrowings.  Of this, we had borrowed $10.0 million at June 30, 2012.  We may increase availability by providing additional collateral.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2011, Old Line Bank had $7.7 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.20% and $20.9 million outstanding in secured promissory notes with an average interest rate of 0.50%.  We recorded these secured promissory notes with the acquisition of MB&T.  At June 30, 2012, Old Line Bank had $7.9 million outstanding in short term unsecured promissory notes with an average interest rate of 0.20% and $24.1 million in secured promissory notes with an average interest rate of 0.40%.

At June 30, 2012 and December 31, 2011, Old Line Bank had two advances in the amount of $5.0 million each, from the FHLB totaling $10.0 million.

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

The following table outlines our borrowings as of June 30, 2012 and December 31, 2011.

Borrowings

	June 30, 2012			December 31, 2011
	Amount	Rate	Maximum Amount Borrowed During Any Month End Period	Amount	Rate	Maximum Amount Borrowed During Any Month End Period
Short term promissory notes	$7,887,232	0.20%	$8,844,707	$7,784,561	0.30%	$12,271,568
Repurchase agreements	24,068,153	0.40%	24,068,153	20,888,096	0.50%	22,979,870
FHLB advance due Dec. 2012	5,000,000	3.36%	5,000,000	5,000,000	3.36%	5,000,000
FHLB advance due Dec. 2012	5,000,000	3.12%	5,000,000	5,000,000	3.12%	5,000,000
Total short term borrowings	$41,955,385		$42,912,860	$38,672,657		$45,251,438

Senior note, fixed at 6.28%	6,239,129	6.28%		6,284,479	6.28%
Total long term borrowings	$6,239,129			$6,284,479

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At June 30, 2012 and December 31, 2011, Pointer Ridge had borrowed $6.2 million under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  As outlined in the Borrowings section of this report, we have credit lines, unsecured and secured, available from several correspondent banks totaling $27.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On June 30, 2012, we had $37.5 million in cash and due from banks, $122,824 in interest bearing accounts, and $508,150 in federal funds sold.  As of December 31, 2011, we had $43.3 million in cash and due from banks, $119,235 in interest bearing accounts and $83,114 in federal funds sold.

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

Capital

Our stockholders’ equity amounted to $71.7 million at June 30, 2012 and $68.5 million at December 31, 2011.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity increased during the six month period primarily because of net income available to common stockholders of $3.8 million and the $85,860 adjustment for stock based compensation awards. These items were partially offset by the $546,280 common stock cash dividend and the $104,372 after tax unrealized loss on available for sale securities.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2012 and December 31, 2011, are as follows:

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$45,759	$46,966
Real estate-undisbursed development and construction	24,475	21,398
Consumer	13,819	13,195
	$84,053	$81,559
Standby letters of credit	$11,780	$8,226

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

Commitments for real estate development and construction, which totaled $24.5 million, or 29.12% of the $84.1 million of outstanding commitments at June 30, 2012, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended June 30, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$8,463,386	4.67%	4.47%
Tax equivalent adjustment
Federal funds sold	1	-	-
Investment securities	224,794	0.12	0.12
Loans	86,843	0.05	0.05
Total tax equivalent adjustment	311,638	0.17	0.17
Tax equivalent interest yield	$8,775,024	4.84%	4.64%

Three months ended June 30, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$7,471,174	4.57%	4.30%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	121,322	0.07	0.08
Loans	30,334	0.02	0.02
Total tax equivalent adjustment	151,656	0.09	0.10
Tax equivalent interest yield	$7,622,830	4.66%	4.40%

Six months ended June 30, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$16,225,798	4.52%	4.32%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	388,015	0.11	0.11
Loans	164,281	0.05	0.05
Total tax equivalent adjustment	552,296	0.15	0.16
Tax equivalent interest yield	$16,778,094	4.67%	4.48%

Six months ended June 30, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$11,058,437	4.35%	4.08%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	132,804	0.06	0.06
Loans	57,603	0.02	0.02
Total tax equivalent adjustment	190,407	0.08	0.08
Tax equivalent interest yield	$11,248,844	4.43%	4.16%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including anticipated expenses in connection with termination of the MB&T employee pension plan, branch retention and expansion intentions, continued expansion of our service and market area, retention of former MB&T personnel, anticipated non-interest expenses in future periods (including changes as a result of the merger with Maryland Bankcorp), impact of new accounting guidance, continued increases in net interest income, hiring and acquisition possibilities, maintenance of our net interest margin, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, deposit, and asset growth, growth in new and existing customer relationships, sale of existing other real estate owned and anticipated gains from such sales, expected losses on and our intentions with respect to our investment securities, expected ratification of our re-foreclosure with respect to one non-accrual loan and anticipated payment on other non-accrual loans, earnings on BOLI, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2012.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.            Legal Proceedings

At June 30, 2012, we were not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.         Risk Factors

   There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

   None

Item 3.            Defaults Upon Senior Securities

   None

Item 4.            Mine Safety Disclosures

   Not applicable

Item 5.            Other Information

   None

Item 6.            Exhibits

3.2.2
Second Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc. (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on June 29, 2012)

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

Old Line Bancshares, Inc.

Date: August 10, 2012	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10 , 2012	By:	/s/ Christine M. Rush
Christine M. Rush, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)