Form 10-Q
period 2012-09-30
OLD LINE BANCSHARES INC
filed 2012-11-14
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the registrant had 6,830,832 shares of common stock outstanding.

Part 1.  Financial Information
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$43,813,588	$43,434,375
Interest bearing accounts	26,137	119,235
Federal funds sold	908,495	83,114
Total cash and cash equivalents	44,748,220	43,636,724
Investment securities available for sale	180,363,532	161,784,835
Loans, less allowance for loan losses	573,147,401	539,297,666
Equity securities	3,828,237	3,946,042
Premises and equipment	23,883,734	23,215,429
Accrued interest receivable	2,606,790	2,448,542
Deferred income taxes	6,791,483	7,244,029
Bank owned life insurance	16,757,707	16,416,566
Prepaid pension	1,030,551	1,030,551
Other real estate owned	3,231,449	4,004,609
Goodwill	633,790	633,790
Core deposit intangible	3,869,054	4,418,892
Other assets	2,990,530	2,964,626
Total assets	$863,882,478	$811,042,301
Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$185,347,907	$170,138,329
Interest bearing	545,730,571	520,629,456
Total deposits	731,078,478	690,767,785
Short term borrowings	44,544,608	38,672,657
Long term borrowings	6,216,463	6,284,479
Accrued interest payable	341,494	397,211
Income taxes payable	623,701	475,687
Accrued pension	4,570,725	4,342,664
Other liabilities	2,133,414	1,605,180
Total liabilities	789,508,883	742,545,663
Stockholders' equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares;
issued and outstanding 6,830,832 in 2012 and 6,817,694 in 2011	68,308	68,177
Additional paid-in capital	53,647,456	53,489,075
Retained earnings	17,087,831	12,093,742
Accumulated other comprehensive income	3,171,006	2,388,972
Total Old Line Bancshares, Inc. stockholders' equity	73,974,601	68,039,966
Non-controlling interest	398,994	456,672
Total stockholders' equity	74,373,595	68,496,638
Total liabilities and stockholders' equity	$863,882,478	$811,042,301

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest revenue
Loans, including fees	$8,702,142	$8,573,052	$25,287,273	$20,510,217
U.S. treasury securities	2,420	2,413	7,198	4,820
U.S. government agency securities	81,936	111,428	274,534	231,056
Mortgage backed securities	540,022	782,903	1,798,763	1,924,401
Municipal securities	414,656	221,272	1,144,483	464,083
Federal funds sold	1,696	994	4,658	5,159
Other	57,701	45,042	149,648	119,202
Total interest revenue	9,800,573	9,737,104	28,666,557	23,258,938
Interest expense
Deposits	1,057,075	1,175,773	3,271,773	3,243,461
Borrowed funds	206,721	216,756	632,208	612,465
Total interest expense	1,263,796	1,392,529	3,903,981	3,855,926
Net interest income	8,536,777	8,344,575	24,762,576	19,403,012
Provision for loan losses	375,000	800,000	1,125,000	1,000,000
Net interest income after provision for loan losses	8,161,777	7,544,575	23,637,576	18,403,012
Non-interest revenue
Service charges on deposit accounts	315,468	380,065	962,937	859,300
Gain on sales or calls of investment securities	289,511	72,252	849,539	112,811
Other than temporary impairment on equity securities	-	-	-	(122,500)
Earnings on bank owned life insurance	137,082	356,281	412,283	557,669
Gain (loss) on sales of other real estate owned	(48,509)	45,595	110,704	48,580
Gain (loss) on disposal of assets	-	8,995	9,365	(5,160)
Other fees and commissions	146,550	152,613	529,873	407,312
Total non-interest revenue	840,102	1,015,801	2,874,701	1,858,012
Non-interest expense
Salaries and benefits	3,016,334	3,030,508	8,850,143	7,504,953
Occupancy and equipment	933,775	916,610	2,756,222	2,233,905
Data processing	214,187	232,530	631,154	595,612
FDIC insurance and State of Maryland assessments	157,206	143,680	435,851	462,496
Merger and integration	49,290	77,880	107,624	545,154
Core deposit premium	177,582	194,674	549,839	389,349
Other operating	1,533,384	1,557,284	4,686,267	3,514,313
Total non-interest expense	6,081,758	6,153,166	18,017,100	15,245,782

Income before income taxes	2,920,121	2,407,210	8,495,177	5,015,242
Income taxes	912,490	737,405	2,739,254	1,729,005
Net income	2,007,631	1,669,805	5,755,923	3,286,237
Less: Net loss attributable to the non-controlling interest	(20,664)	(37,688)	(57,678)	(126,883)
Net income available to common stockholders	$2,028,295	$1,707,493	$5,813,601	$3,413,120

Basic earnings per common share	$0.30	$0.25	$0.85	$0.56
Diluted earnings per common share	$0.29	$0.25	$0.84	$0.56
Dividend per common share	$0.04	$0.03	$0.12	$0.09

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

Nine Months ended September 30,	2012	2011

Net income available to common stockholders	$5,813,601	$3,413,120

Gross unrealized gain (loss)	782,034	1,625,371
Income tax (benefit)
Net unrealized gain (loss) on securities available for sale	782,034	1,625,371
Comprehensive net income available to common stockholders	$6,595,635	$5,038,491

Comprehensive earnings per share	$0.97	$0.74
Diluted earnings per share	$0.96	$0.73

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non- controlling
	Shares	Par value	capital	earnings	income	Interest

Balance, December 31, 2011	6,817,694	$68,177	$53,489,075	$12,093,742	$2,388,972	$456,672

Net income attributable to Old Line Bancshares, Inc.	-	-	-	5,813,601	-	-

Unrealized gain on securities available for sale, net of income tax benefit of $509,409	-	-	-	-	782,034	-

Net income attributable to non-controlling interest	-	-	-	-	-	(57,678)

Stock options exercised, including tax benefit of $2,430	2,900	29	23,102	-	-	-

Stock based compensation awards	-	-	135,381	-	-	-

Restricted stock issued	10,238	102	(102)	-	-	-
Common stock cash dividend $0.12 per share	-	-	-	(819,512)	-	-

Balance, September 30, 2012	6,830,832	$68,308	$53,647,456	$17,087,831	$3,171,006	$398,994

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2012	2011
Cash flows from operating activities
Interest received	$29,092,041	$23,621,865
Fees and commissions received	1,573,317	1,654,345
Interest paid	(3,959,698)	(3,959,024)
Cash paid to suppliers and employees	(15,432,704)	(12,842,458)
Income taxes paid	(2,657,389)	(226,596)
	8,615,567	8,248,132
Cash flows from investing activities
Cash and cash equivalents of acquired bank	-	41,967,182
Net change in time deposits in other banks	-	297,000
Purchase of investment securities available for sale	(81,559,306)	(57,888,014)
Proceeds from disposal of investment securities
Held to maturity sold	-	488,457
Gain on sales of held to maturity	-	25,622
Available for sale at maturity or call	38,772,596	11,182,450
Available for sale sold	24,723,270	17,296,682
Gain on sales of available for sale	849,539	87,189
Loans made, net of principal collected	(34,950,662)	(27,224,201)
Proceeds from sale of other real estate owned	810,310	77,171
Improvements to other real estate owned	(15,525)	(53,245)
Redemption of equity securities	103,550	208,952
Purchase of premises, equipment and software	(1,556,090)	(2,199,933)
	(52,822,318)	(15,734,688)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(24,899,126)	(28,084,844)
Other deposits	65,209,819	54,043,969
Short term borrowings	5,871,951	7,542,275
Long term borrowings	(68,016)	(64,801)
Acquisition cash consideration	-	(1,022,161)
Private placement - common stock	-	6,332,592
Stock options exercised	23,131	-
Cash dividends paid-common stock	(819,512)	(548,897)
	45,318,247	38,198,133

Net increase (decrease) in cash and cash equivalents	1,111,496	30,711,577

Cash and cash equivalents at beginning of period	43,636,724	14,614,972
Cash and cash equivalents at end of period	$44,748,220	$45,326,549

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2012	2011
Reconciliation of net income to net cash
provided by operating activities
Net income	$5,755,923	$3,286,237

Adjustments to reconcile net income to net
cash provided by operating activities

Depreciation and amortization	897,150	771,372
Provision for loan losses	1,125,000	1,000,000
Change in deferred loan fees net of costs	(215,995)	(196,415)
Gain on sales or calls of securities	(849,539)	(112,811)
Amortization of premiums and discounts	799,727	527,132
Permanent impairment on equity securities	-	122,500
Gain on sales of other real estate owned	(110,704)	(48,580)
Write down of other real estate owned	281,000	-
Gain on sale of fixed assets	(9,365)	5,160
Amortization of intangible	549,839	389,349
Deferred income taxes	(66,149)	243,900
Stock based compensation awards	135,381	106,118
Increase (decrease) in
Accrued interest payable	(55,717)	(103,098)
Income tax payable	148,014	-
Accrued pension	228,061	550,847
Other liabilities	528,234	(246,024)
Decrease (increase) in
Accrued interest receivable	(158,248)	32,210
Bank owned life insurance	(341,141)	(90,856)
Prepaid income taxes	-	1,258,509
Other assets	(25,904)	752,582
	$8,615,567	$8,248,132

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Nine Months Ended September 30,	2012	2011

Supplemental Disclosure:
Loans transferred to other real estate owned	$191,921	$1,114,290

Fair value of assets and liabilities from acquisition:
Cash	$-	$41,967,182
Investments	-	71,434,005
Loans	-	190,826,040
Restricted stock	-	1,575,184
Premises and equipment	-	4,457,086
Accrued interest	-	1,128,988
Prepaid assets	-	1,231,029
Deferred tax	-	7,865,514
Bank owned life insurance	-	7,504,351
Prepaid pension costs	-	1,315,642
Other real estate owned	-	1,834,451
Core deposit intangible	-	5,002,917
Other assets	-	3,397,552
Deposits	-	(297,506,000)
Short term borrowings	-	(19,394,000)
Accrued interest payable	-	(60,782)
Accrued pension acquired	-	(3,330,390)
Other liabilities	-	(1,563,745)
Purchase price in excess of net assets acquired	$-	$141,723

The accompanying notes are an integral part of these consolidated financial statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The foregoing consolidated financial statements for the periods ended September 30, 2011 and 2012 are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2011 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2011.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Core Deposit Intangible

Of the total estimated purchase price, we have allocated an estimate of $12.2 million to net tangible assets acquired and we have allocated $5.0 million to the core deposit intangible which is a definite lived intangible asset. We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  During the three months ended September 30, 2012 and 2011, the core deposit intangible amortization was $177,582 and $194,674, respectively. During the nine months ended September 30, 2012 and 2011, the core deposit intangible amortization was $549,839 and $389,349, respectively.

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

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

we received a valuation of the pension plan asset at acquisition date and at December 31, 2011.  As a result of this valuation, in the fourth quarter of 2011, we recorded a $492,067 increase to goodwill to reflect the costs incurred by the pension plan as of the acquisition date.

During the third quarter of 2012, we evaluated goodwill for impairment as required by the accounting guidance and there was no impairment.

Reclassifications-We have made certain reclassifications to the 2011 financial presentation to conform to the 2012 presentation.

Subsequent Events-We evaluated subsequent events after September 30, 2012, through October 31, 2012, the date this report was available to be issued.  No significant subsequent events were identified which would affect the presentation of the financial statements.

As outlined in Footnote 8-Retirement and Employee Stock Ownership Plans, we anticipate that we will complete the termination of the MB& T pension plan by December 31, 2012.  On October 1, 2012, we purchased an annuity contract to transfer the remaining $2,116,489 pension liability, effective November 1, 2012.  We expect to recognize an approximately $930,000 periodic pension expense to eliminate the prepaid pension asset on our balance sheet and reverse a deferred tax liability with a credit to income tax expense in the amount of $406,000 during the fourth quarter of 2012.  We plan to transfer any remaining pension plan assets to the employee 401(k) plan once we have recorded all remaining expenses associated with audits, actuarial and consulting fees to the plan.

As outlined in Footnote 4-Income Taxes, we also anticipate that we will reverse the $545,939 valuation allowance for deferred tax asset that we recorded at the acquisition of Maryland Bankcorp due to uncertainties about the status of the tax return filings and related accounting for income taxes at the April 1, 2011 combination.  During the fourth quarter of 2012, we expect to receive acknowledgement from the Internal Revenue Service of the final amended tax returns filed for Maryland Bankcorp during the third quarter of 2012.  The completion of the tax returns and our profitability in 2012 provides sufficient evidence to support the use of the remaining net operating loss.

As we have previously announced, Old Line Bancshares entered into an agreement and plan of merger with WSB Holdings, Inc. (“WSB”) on September 10, 2012.  On October 24, 2012, we were served with a complaint filed on September 27, 2012, in the Circuit Court for Prince George’s County, Maryland, against WSB and its directors and Old Line Bancshares.  The complaint seeks to enjoin the proposed merger and alleges, among other things, that the members of WSB’s board of directors breached their fiduciary duties by agreeing to sell WSB for inadequate and unfair consideration and pursuant to an unfair process.  The complaint also alleges that the directors agreed to provisions in the merger agreement that constitute “onerous and preclusive deal protection devices,” and that certain officers and directors of WSB will receive personal benefits from the merger not shared in by other WSB stockholders.  The complaint further alleges that WSB and Old Line Bancshares aided and abetted such alleged breaches.

We have not yet responded to the complaint, but intend to vigorously defend this lawsuit.

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

September 30, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale
U. S. treasury	$1,249,246	$3,254	$-	$1,252,500
U.S. government agency	32,674,164	129,782	(7,325)	32,796,621
Municipal securities	55,120,456	2,389,663	(115,307)	57,394,812
Mortgage backed	86,022,663	2,898,978	(2,042)	88,919,599
	$175,066,529	$5,421,677	$(124,674)	$180,363,532

December 31, 2011
Available for sale
U. S. treasury	$1,247,889	$8,361	$-	$1,256,250
U.S. government agency	25,998,568	112,040	(19,537)	26,091,071
Municipal securities	33,753,049	1,396,859	(7,915)	35,141,993
Mortgage backed	96,803,309	2,557,430	(65,218)	99,295,521
	$157,802,815	$4,074,690	$(92,670)	$161,784,835

2.           INVESTMENT SECURITIES (Continued)

As of September 30, 2012, securities with unrealized losses segregated by length of impairment were as follows:

September 30, 2012	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. treasury	$-	$-
U.S. government agency	4,494,900	7,325
Municipal securities	5,979,738	115,307
Mortgage backed	1,544,460	2,042
Total unrealized losses less than 12 months	12,019,098	124,674

Unrealized losses greater than 12 months
U.S. treasury	-	-
U.S. government agency	-	-
Municipal securities	-	-
Mortgage backed	-	-
Total unrealized losses greater than 12 months	-	-

Total unrealized losses
U.S. treasury	-	-
U.S. government agency	4,494,900	7,325
Municipal securities	5,979,738	115,307
Mortgage backed	1,544,460	2,042
Total unrealized losses	$12,019,098	$124,674

We consider all unrealized losses on securities as of September 30, 2012 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of September 30, 2012, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

In the three month periods ended September 30, 2012 and 2011, we recorded gross realized gains of $289,511 and $72,252 respectively, from the sale or call of investment securities.  During the nine month periods ended September 30, 2012 and 2011, we received $64,345,405 and $29,080,400, respectively, in proceeds from sales or calls of investment securities resulting in realized gains of $849,539 and $112,811, respectively, from the sale or call of securities.

2.           INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at September 30, 2012 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

Available for Sale

September 30, 2012	Amortized cost	Fair value

Maturing
Within one year	$1,423,071	$1,426,965
Over one to five years	15,919,114	16,053,085
Over five to ten years	33,286,866	34,083,489
Over ten years	124,437,478	128,799,993
	$175,066,529	$180,363,532
Pledged securities	$36,618,131	$37,677,667

3.           POINTER RIDGE OFFICE INVESTMENT, LLC

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge.  The effective date of the purchase was November 1, 2008.  As a result of this purchase, we own 62.5% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

Balance Sheets	September 30,	December 31,
	2012	2011

Current assets	$309,404	$429,611
Non-current assets	6,987,772	7,088,001
Liabilities	6,233,193	6,299,819
Equity	1,063,983	1,217,793

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Statements of Income
Revenue	$213,415	$187,285	$624,669	$576,407
Expenses	268,519	287,788	778,478	914,763
Net loss	$(55,104)	$(100,503)	$(153,809)	$(338,356)

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

During the fourth quarter of 2012, we anticipate that we will reverse the $545,939 valuation allowance for deferred tax asset that we recorded at the acquisition of Maryland Bankcorp due to uncertainties about the status of the tax return filings and related accounting for income taxes at the April 1, 2011 combination.  During the fourth quarter of 2012, we expect to receive acknowledgement from the Internal Revenue Service of the final amended tax returns filed for Maryland Bankcorp during the third quarter of 2012.  The completion of the tax returns and our profitability in 2012 provides sufficient evidence to support the use of the remaining net operating loss.

5.         LOANS

Major classifications of loans are as follows:

	September 30, 2012			December 31, 2011
	Legacy	Acquired	Total	Legacy	Acquired	Total

Real estate
Commercial	$257,162,870	$67,222,413	$324,385,283	$200,955,448	$72,145,634	$273,101,082
Construction	47,596,991	4,500,629	52,097,620	42,665,407	8,997,131	51,662,538
Residential	36,592,811	55,404,030	91,996,841	31,083,835	65,639,873	96,723,708
Commercial	85,323,845	10,622,298	95,946,143	90,795,904	16,329,991	107,125,895
Consumer	11,029,790	1,217,787	12,247,577	11,652,628	2,021,397	13,674,025
	437,706,307	138,967,157	576,673,464	377,153,222	165,134,026	542,287,248
Allowance for loan losses	(3,673,611)	(819,867)	(4,493,748)	(3,693,636)	(47,635)	(3,741,271)
Deferred loan costs, net	967,685	-	967,685	751,689	-	751,689
	$435,000,381	$138,147,290	$573,147,401	$374,211,275	$165,086,391	$539,297,666

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

Commercial Real Estate Loans

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

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we do have a concentration in the hospitality industry.  At September 30, 2012 and December 31, 2011, we had approximately $57.4 million and $54.0 million, respectively, of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington D.C. market area in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of September 30, 2012 and December 31, 2011, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

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

5.         LOANS (Continued)

The table below presents an aging analysis of the loan portfolio at September 30, 2012 and December 31, 2011.

Age Analysis of Past Due Financing Receivables (Loans)
	September 30, 2012			December 31, 2011
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$431,491,549	$134,761,534	$566,253,083	$375,126,930	$159,711,725	$534,838,655
Accruing past due loans:
30-59 days past due
Real estate	-	-	-	421,805	474,651	896,456
Commercial	-	-	-	-	-	-
Consumer	780,323	21,273	801,596	-	22,698	22,698
Total 30-59 days past due	780,323	21,273	801,596	421,805	497,349	919,154
60-89 days past due
Real estate	-	-	-	311,762	338,431	650,193
Commercial	-	-	-	11,043	-	11,043
Consumer	1,568,020	3,062	1,571,082	-	3,494	3,494
Total 60-89 days past due	1,568,020	3,062	1,571,082	322,805	341,925	664,730
90 or more days past due
Real estate	2,064	81,486	83,550
Consumer	-	-	-	34,370	-	34,370
Total 90 or more days past due	2,064	81,486	83,550	34,370	-	34,370
Total accruing past due loans	2,350,407	105,821	2,456,228	778,980	839,274	1,618,254
Recorded Investment Non-accruing past due loans 90 or more days past due:
Real estate:
Commercial	2,425,846	1,704,191	4,130,037	-	2,288,900	2,288,900
Construction	969,337	100,000	1,069,337	1,169,337	1,184,146	2,353,483
Residential	469,168	2,295,610	2,764,778	-	1,019,942	1,019,942
Commercial	-	-	-	77,975	90,039	168,014
Consumer	-	-	-	-	-	-
Total Recorded Investment Non-accruing past due loans 90 or more days past due:	3,864,351	4,099,801	7,964,152	1,247,312	4,583,027	5,830,339
Total Financing Receivables (Loans)	437,706,307	138,967,157	576,673,464	377,153,222	165,134,026	542,287,248

5.         LOANS (Continued)

We consider all non-performing loans and troubled debt restructurings (TDRs) impaired. We do not recognize interest income on non-performing loans during the time period that the loans are non-performing on either a cash or accrual basis. We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The accrued interest on impaired loans was immaterial during the nine months ended September 30, 2012.

The table below presents our impaired loans at September 30, 2012.

Impaired Loans
For the nine months ended September 30, 2012
Legacy	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real Estate
Commercial	$886,735	$886,735	$-	$210,755
Construction	1,616,317	969,337	-	1,013,782
Residential	469,168	469,168	-	161,557
Commercial	8,819	8,819	-	980
Consumer	-	-	-	-
With an allowance recorded:
Real Estate
Commercial	1,316,578	1,315,642	284,967	912,436
Construction	-	-	-	-
Residential	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total legacy impaired	4,297,617	3,649,701	284,967	2,299,510

Acquired (1)
With no related allowance recorded:
Real Estate
Commercial	3,228,631	1,468,222	-	1,808,544
Construction	2,638,683	100,000	-	827,778
Residential	4,257,819	2,448,453	-	1,426,915
Commercial	240,901	128,697	-	39,483
Consumer	1,346	90	-	645

With an allowance recorded:
Real Estate
Commercial	2,344,156	957,624	599,624	636,445
Construction	-	-	-	-
Residential	-	-	-	-
Commercial	220,243	220,243	220,243	195,771
Consumer	-	-	-	-
Total acquired impaired	12,931,779	5,323,329	819,867	4,935,581
Total all impaired	$17,229,396	$8,973,030	$1,104,834	$7,235,091

(1)
Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of an impaired loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceeds our cash flow expectations or payment in full of amounts due even though we classify them as non-accrual.

5.         LOANS (Continued)

The table below presents the contract amount due and recorded book balance of the non-accrual loans at September 30, 2012 and December 31, 2011.

Loans on Non-accrual Status
	September 30,2012				December 31, 2011
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	3	1,704,191	1,704,191	$91,684	-	$-	$-	$-
Construction	1	1,616,317	969,337	295,523	1	1,616,317	1,169,337	212,484
Residential	1	469,168	469,168	14,743	-	-	-	-
Commercial	1	8,819	8,819	110	1	77,975	77,975	1,735
Consumer	-	-	-	-	-	-	-	-
Total non-accrual loans	6	3,798,495	3,151,515	402,060	2	1,694,292	1,247,312	214,219

Acquired (1)
Real Estate
Commercial	10	5,572,787	2,425,846	956,852	9	6,417,444	2,288,900	1,164,630
Construction	4	2,638,683	100,000	547,556	4	2,815,452	1,184,146	255,560
Residential	9	4,104,971	2,295,610	464,764	9	2,606,151	1,019,942	241,093
Commercial	4	369,592	257,388	58,636	4	327,414	90,039	33,041
Consumer	-	-	-	-	-	-	-	-
Total non-accrual loans	27	12,686,033	5,078,844	2,027,808	26	12,166,461	4,583,027	1,694,324
Total all non-accrual loans	33	$16,484,528	8,230,359	$2,429,868	28	$13,860,753	5,830,339	$1,908,543

Non-accrual legacy loans

At September 30, 2012, we had six non-accrual legacy loans with a total recorded book balance of $3,151,515.  The first non-accrual loan has a contractual balance of $1,616,317.  The borrower and guarantor on this loan have filed bankruptcy.  During the first quarter of 2011, we charged $446,980 to the allowance for loan losses to reduce the balance on this loan from $1,616,317 to $969,377. We had identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the current carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012. Therefore, during the first quarter of 2012, we charged an additional $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive. The courts rejected the initial foreclosure. We have subsequently re-foreclosed on the property. We have received ratification of the sale in the third quarter of 2012 and we expect settlement of sale of the property during the fourth quarter of 2012. The non-accrued interest on this loan is $295,523.

The second non-accrual legacy loan is a commercial real estate loan in the amount of $464,978.  The original purpose of this loan was to purchase a building for use as a fast food franchise.  The borrower on this loan executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets. We transferred this loan to non-accrual status during the first quarter of 2012. We are currently in negotiations with the landlord of the land and the borrower. We have received an appraisal that indicates

5.         LOANS (Continued)

the value of our interest in the property is higher than our loan balance. At this point, we are unable to ascertain the potential loss on this loan.  We have allocated $232,489 of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $20,082.

The third non-accrual legacy loan is a commercial real estate loan in the amount of $886,735.  The borrower’s business has insufficient cash flow to make payments on this loan. We also transferred this loan to non-accrual status during the first quarter of 2012. A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $44,948.

During the third quarter of 2012, we transferred a legacy commercial real estate loan in the amount of $352,478 to non-accrual status.  The borrower is delinquent with payments and would not provide current financial information.  A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $26,654.

During the third quarter of 2012, we also transferred a legacy residential real estate loan in the amount of $469,168 to non-accrual status.  The borrower is delinquent with payments and is experiencing financial difficulties.  A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $14,743.

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

Acquired impaired loans

Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  In determining the estimated fair value of these loans, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision for loan losses and decrease net interest income after provision for loan losses.  Subsequent collection of payments on these loans will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.  Because we carry these loans at their fair value, subsequent to acquisition, we do not consider these loans impaired unless we categorize them as non-performing (non-accrual) or as a TDR.  At September 30, 2012, the contract value of the acquired loans accounted for under ASC 310-30 (including non-accrual loans) was $27,280,565.  The fair value adjustments applied to these loans was $13,057,192.

The fair value of these loans (recorded book value) was $14,223,374.  At December 31, 2011, the contract value of the acquired impaired loans (including non-accrual loans) was $31,927,256.  The fair value adjustments applied to these loans was $15,589,151.  The fair value of these loans (recorded book value) was $16,338,105.

5.         LOANS (Continued)

Non-accrual acquired loans

At September 30, 2012, we had 27 non-accrual acquired loans with a recorded investment of $5,078,844 and a total contract amount due of $12,686,033.   The non-accrued interest on these loans at September 30, 2012 was $2,027,808.  At December 31, 2011, we had 26 non-accrual acquired loans with a recorded total fair value of $4,583,027 and a total contract amount due of $12,166,461.   The non-accrued interest on these loans at December 31, 2011 was $1,694,324.  As outlined above, at acquisition, we marked these loans to fair value and carry no related allowance for loan losses.

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

5.         LOANS (Continued)

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

•
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

•
Risk rating 8 (Loss) is assigned to charged off loans. We consider assets classified as loss as uncollectible and of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has no recovery value, but that it is not practical to defer writing off the worthless assets, even though partial recoveries may occur in the future.  We charge off assets in this category.  We consider suggestions from our external loan review firm and bank examiners when determining which loans to charge off.  We automatically charge off consumer loan accounts based on regulatory requirements. We have not allocated any portion of the allowance to loan losses for acquired loans except to the extent that we have not received the projected cash flows.

5.         LOANS (Continued)

The following table outlines the allocation of allowance for loan losses by risk rating.

September 30, 2012	Account Balance			Allocation of Allowance for Loan Losses
Risk Rating	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass (1-4)	$416,275,438	$127,191,466	$543,466,904	$2,967,590	$-	$2,967,590
Special Mention (5)	14,561,148	3,016,429	17,577,577	396,324	-	396,324
Substandard (6)	6,869,721	8,759,262	15,628,983	309,697	819,867	1,129,564
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total	$437,706,307	$138,967,157	$576,673,464	$3,673,611	$819,867	$4,493,748

December 31, 2011	Account Balance			Allocation of Allowance for Loan Losses
Risk Rating	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass (1-4)	362,692,415	$154,318,106	$517,010,521	3,219,376	$-	$3,219,376
Special Mention (5)	8,982,637	2,107,707	11,090,344	272,606	47,635	320,241
Substandard (6)	5,478,169	8,708,214	14,186,383	201,654	-	201,654
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total	377,153,221	$165,134,027	$542,287,248	3,693,636	$47,635	$3,741,271

5.         LOANS (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the periods ended September 30, 2012 and December 31, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

September 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	681,096	(122,412)	(281,440)	27,889	305,133
Provision for loan losses for loans acquired with deteriorated credit quality	599,624	220,243	-	-	819,867
Recoveries	63,557	20,258	-	70,268	154,083
	3,467,345	1,040,399	283,800	228,810	5,020,354
Loans charged off	(348,150)	(87,691)	-	(90,765)	(526,606)
Ending Balance	$3,119,195	$952,708	$283,800	$138,045	$4,493,748
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$309,967	$-	$-	$-	$309,967
Collectively evaluated for impairment	2,209,604	732,465	283,800	138,045	3,363,914
Acquired Loans:
Individually evaluated for impairment	599,624	220,243	-	-	819,867
Ending balance	$3,119,195	$952,708	$283,800	$138,045	$4,493,748

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	967,036	337,007	317,778	130,544	1,752,365
Provision for loan losses for loans acquired with deteriorated credit quality	-	47,635	-	-	47,635
Recoveries	13,701	154,523	-	66,834	235,058
	2,728,859	956,363	612,501	205,811	4,503,534
Loans charged off	(605,791)	(34,053)	(47,261)	(75,158)	(762,263)
Ending Balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$175,117	$89,019	$70,000	$-	$334,136
Collectively evaluated for impairment	1,947,951	785,656	495,240	130,653	3,359,500
Acquired Loans:
Individually evaluated for impairment	-	47,635	-	-	47,635
Ending balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

5.         LOANS (Continued)

We individually evaluate all legacy substandard loans risk rated six, certain legacy special mention loans risk rated five and all legacy TDRs, for impairment. We individually evaluate all acquired loans that we risk rated substandard six subsequent to the acquisition, certain acquired special mention loans risk rated five and all acquired TDRs for impairment. We also evaluate all loans acquired and recorded at fair value under ASC 310-30 for impairment.

Our recorded investment in loans as of September 30, 2012 and December 31, 2011 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

September 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$1,315,642	$-	$-	$-	$1,315,642
Individually evaluated for impairment without specific reserve	3,652,420	1,901,658	-	-	5,554,078
Collectively evaluated for impairment with reserve	336,384,610	83,422,187	8,036,872	2,992,918	430,836,587
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	957,624	220,243	-	-	1,177,867
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	12,954,203	1,269,171	-	-	14,223,374
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	113,215,245	9,132,884	-	1,217,787	123,565,916
Ending balance	$468,479,744	$95,946,143	$8,036,872	$4,210,705	$576,673,464

5.         LOANS (Continued)

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$5,924,354	$89,019	$142,671	$-	$6,156,044
Individually evaluated for impairment without specific reserve	1,720,458	1,887,986	-	-	3,608,444
Collectively evaluated for impairment with reserve	267,059,878	88,818,899	8,717,775	2,792,182	367,388,734
Acquired loans:
Individually evaluated for impairment with specific reserve (ASC 310-30)	-	47,635	-	-	47,635
Individually evaluated for impairment without specific reserve (ASC 310-20)	14,830,285	1,460,185	-	-	16,290,470
Collectively evaluated for impairment without reserve (ASC 310-20)	131,952,352	14,822,172	-	2,021,397	148,795,921
Ending balance	$421,487,328	$107,125,895	$8,860,446	$4,813,579	$542,287,248

6.	EARNINGS PER COMMON SHARE

We calculate diluted earnings per common share by including the average dilutive common stock equivalents outstanding during the period.  Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average number of shares	6,829,785	6,809,594	6,826,390	6,024,660
Dilutive average number of shares	79,362	24,990	59,757	32,293

7.	STOCK BASED COMPENSATION

We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  We recognize compensation expense related to stock based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award.  For the nine months ended September 30, 2012 and 2011, we recorded stock-based compensation expense of $135,381 and $106,118, respectively. For the three months ended September 30, 2012 and 2011, we recorded stock-based compensation expense of $49,521 and $31,302, respectively.

7.	STOCK BASED COMPENSATION (CONTINUED)

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the nine months ended September 30, 2012, we recognized a $15,097 of tax benefits associated with the portion of the expense that was related to the issuance of non-qualified options.  There were no non-qualified options included in the expense calculation for the three months ended September 30, 2012 and the three and nine months ended September 30, 2011.

We have two equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the equity incentive plans.  As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years.  We recognize the compensation expense associated with these grants over their respective vesting periods.  At September 30, 2012, there was $188,917 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.25 years.  As of September 30, 2012, there were 145,917 shares remaining available for future issuance under the equity incentive plans.  Directors and officers exercised options to purchase 2,900 shares of common stock during the nine month period ended September 30, 2012 and did not exercise any options during the nine month period ended September 30, 2011.

A summary of the stock option activity during the nine month periods follows:

	September 30,
	2012		2011
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	325,331	$8.65	310,151	$8.60
Options granted	94,627	8.47	23,280	7.82
Options exercised	(2,900)	6.40	-	-
Options forfeited	(2,000)	8.00	-	-
Outstanding, end of period	415,058	$8.62	333,431	$8.54

7.	STOCK BASED COMPENSATION (CONTINUED)

Information related to options as of September 30, 2012 follows:

	Outstanding options			Exercisable options

Exercise price	Number of shares at September 30, 2012	Weighted average remaining term	Weighted average exercise price	Number of shares at September 30, 2012	Weighted average exercise price
$4.94-$7.64	93,231	5.98	$6.37	93,231	$6.36
$7.65-$8.65	137,207	8.04	7.90	53,986	7.77
$8.66-$10.00	46,620	1.89	9.74	46,620	9.74
$10.01-$11.31	138,000	4.25	10.49	123,000	10.43
	415,058	5.63	$8.62	316,837	$8.68
Intrinsic value of outstanding options where the market value exceeds the exercise price.		$990,504

Intrinsic value of exercisable options where the market value exceeds the exercise price		$738,102

During the nine months ended September 30, 2012 and 2011, we granted 10,947 and 8,786 restricted common stock awards, respectively.  During the period ended September 30, 2012, there were 189 restricted shares that had previously vested and 520 non-vested restricted shares that were forfeited.  The following table provides a summary of the restricted stock awards during the nine month periods and their vesting schedule.

	September 30,		September 30,
	2012		2011
	Number	Weighted	Number	Weighted
	of shares	average	of shares	average
		grant date		grant date
		fair value		fair value
Nonvested, beginning of period	15,691	$7.41	17,641	$7.13
Restricted stock granted	10,947	8.00	8,786	7.82
Restricted stock vested	(6,788)	7.34	(8,279)	7.13
Restricted stock forfeited	(520)	8.00	-	-
Nonvested, end of period	19,330	$7.75	18,148	$7.46

Total fair value of shares vested	$49,853		$59,029

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$212,823		$180,497

Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$74,736		$56,546

7.	STOCK BASED COMPENSATION (CONTINUED)

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule
of
Unvested Restricted Stock Awards
September 30, 2012

Grant Date	Vesting Date	# of Restricted Shares
1/28/2010	1/28/2013	4,682
1/27/2011	1/27/2013	2,110
1/27/2011	1/27/2014	2,111
3/5/2012	12/31/2012	3,120
3/5/2012	1/26/2013	2,435
3/5/2012	1/26/2014	2,436
3/5/2012	1/26/2015	2,436
Total Issued		19,330

8.             RETIREMENT AND EMPLOYEE STOCK OWNERSHIP PLANS

Eligible employees, including those who joined us as part of the MB&T acquisition, participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan included in salaries and benefits expense, for the three months ended September 30, 2012 and 2011 were $78,820 and $84,060, respectively. The Bank’s contributions to the plan for the nine months ended September 30, 2012 and 2011 were $226,237 and $218,991, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. MB&T also offered SERPs to selected officers and we have assumed that liability at acquisition and all subsequent expenses.  We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates.  Old Line Bank’s expenses for the SERPs for the nine month periods ended September 30, 2012 and 2011 were $349,636 and $131,345, respectively. The SERP expense for the three month periods ended September 30, 2012 and 2011 were $116,545 and $38,605, respectively.  The SERPs are non-qualified defined benefit pension plans that we have not funded.

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (KSOP).  The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code and an employee stock ownership plan.  We have discontinued any future contributions to the employee stock ownership plan.  At September 30, 2012, the KSOP owned 184,360 shares of Bancshares’ stock, had $19,000 invested in Old Line Bank Certificates of Deposit, and $312,978 in Old Line Bank accounts.  We have transferred the MB&T 401(k) assets into the Old Line 401(k) plan discussed above.

MB&T had an employee pension plan that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date. We notified all plan participants that we have terminated this plan effective August 1, 2011.  As of December 31, 2011, expected future benefit payments to be paid in 2012 were $2.1 million. The plan assets at September 30, 2012 consisted of $5,754 in cash deposited in a demand deposit account and $2,316,313 cash deposited in an interest bearing money market account.  During the nine month period ended September 30, 2012, we distributed $496,859 to participants who elected a lump sum payment in settlement of their liability.  At September 30, 2012, the value of the expected future benefits (liability) was $2,116,489.  As outlined in the subsequent events section of the Summary of Significant Accounting Policies footnote, on October 1, 2012, we purchased an annuity contract to transfer the remaining $2,116,489 liability, effective November 1, 2012.  We did recognize a $100,000 net periodic pension expense during the three months and nine months ended September 30, 2012.  We expect to recognize an approximately $930,000 periodic pension expense to eliminate the prepaid

8.	RETIREMENT AND EMPLOYEE STOCK OWNERSHIP PLANS (Continued)

pension asset on our balance sheet and reverse a deferred tax liability with a credit to income tax expense in the amount of $406,000 during the fourth quarter of 2012.  We plan to transfer any remaining pension plan assets to the employee 401(k) plan once we have recorded all remaining expenses associated with audits, actuarial and consulting fees to the plan.  We anticipate that we will complete termination of the plan by December 31, 2012.

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

We value investment securities classified as available for sale and Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis.  We value treasury securities and SLMA equity securities under Level 1, and collateralized mortgage obligations, agency securities, government sponsored entity securities, and some agency securities under Level 2.  At September 30, 2012 and December 31, 2011, we established values for available for sale investment securities as follows (000’s);

	September 30, 2012	December 31, 2011
Investment securities available for sale:
Level 1 inputs	$1,253	$24,450
Level 2 inputs	179,111	137,335
Level 3 inputs	-	-
Investment securities available for sale	$180,364	$161,785

SLMA stock:
Level 1 inputs	$247	$262
SLMA stock	$247	$262

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

9.             FAIR VALUE MEASUREMENTS (Continued)

As of September 30, 2012 and December 31, 2011, we estimated the fair value of foreclosed assets using Level 2 inputs to be $3,231,449 and $4,004,609, respectively.  We determined these Level 2 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months.  As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).

The following outlines the transactions in other real estate owned:

Other Real Estate Owned

Nine months ended September 30, 2012	Legacy	Acquired	Total
Beginning balance	$1,871,832	$2,132,777	$4,004,609
Transferred in	-	191,921	191,921
Investment in improvements	-	15,525	15,525
Write down in value	(220,000)	(61,000)	(281,000)
Sales/deposits on sales	(604)	(699,002)	(699,606)
Total end of period	$1,651,228	$1,580,221	$3,231,449

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

9.           FAIR VALUE MEASUREMENTS (Continued)

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets:
Level 1 inputs:
Investment securities	$1,249,246	$1,252,500	$24,450,070	$24,450,070
Level 2 inputs:
Investment securities	179,114,286	179,111,032	137,334,765	137,334,765
Level 3 inputs:
Loans, net	573,147,401	577,722,605	539,297,666	547,218,763

Financial liabilities
Level 3 inputs:
Interest bearing deposits	$545,730,571	$546,344,318	$520,629,456	$522,248,781
Short term borrowings	44,544,608	44,608,198	38,672,657	38,967,244
Long term borrowings	6,216,463	6,424,952	6,284,479	6,452,391

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates.  The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments.  We must report in earnings unrealized gains and losses on items for which we have elected the fair value measurement option at each subsequent reporting date.  We measure certain financial assets and financial liabilities at fair value on a non-recurring basis.  These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.  We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2012 or year ended December 31, 2011.

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

ASU 2011-12 “Comprehensive Income-Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05” defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the

10.           ACCOUNTING STANDARDS UPDATES (Continued)

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

ASU 2012-2 “Testing Indefinite-Lived Intangible Assets for Improvement” amends Topic 350 “Intangible-Goodwill and Other” provides an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. ASU 2012-2 is effective for annual and interim periods beginning after July 27, 2012 and it did not have a material impact on our consolidated financial statements or results of operations.

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

Summary of Recent Performance and Other Activities

In a continually challenging economic environment, we are pleased to report continued profitability for the third quarter of 2012.  Net income available to common stockholders was $2.0 million or $0.30 per basic and $0.29 per diluted common share for the three month period ended September 30, 2012.  This was $320,802 or 18.79% higher than net income available to common stockholders of $1.7 million or $0.25 per basic and diluted common share for the same period in 2011.  Net income available to common stockholders was $5.8 million or $0.85 per basic and $0.84 per diluted common share for the nine month period ending September 30, 2012.  This was $2.4 million or 70.33% higher than net income available to common stockholders of $3.4 million or $0.56 per basic and diluted common share for the nine months ended September 30, 2011.

The following highlights certain financial data and events that have occurred during the first nine months and third quarter of 2012:

•	On September 10, 2012, we announced that we had executed a merger agreement that provided for the acquisition of WSB Holdings, Inc. (“WSB”).
•	As a result of our business development efforts, expanded market area and increased name recognition:
➢	Average total loans grew approximately $69.0 million or 13.59% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
➢	Average non-interest bearing deposits grew $23.8 million or 14.67% for the three months ended September 30, 2012 relative to the same period in 2011.
➢
Average total loans grew approximately $125.1 million or 28.64% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Our acquisition of Maryland Bankcorp also contributed to our growth in the nine month period.

➢	Average non-interest bearing deposits grew $53.5 million or 43.16% for the nine months ended September 30, 2012 relative to the same period in 2011.

Our asset quality remained strong:
➢	At September 30, 2012, we had six legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $3.2 million.
➢
At September 30, 2012, we had 27 acquired loans (loans acquired from MB&T pursuant to the merger) on non-accrual status totaling $5.1 million compared to 26 acquired non-accrual loans totaling $4.6 million at December 31, 2011.

➢	At third quarter end 2012, we had accruing legacy loans past due between 30 and 89 days in the amount of $2.3 million and $2,064 accruing legacy loans 90 or more days past due.
➢	At September 30, 2012, we had accruing acquired loans totaling $24,335 past due between 30 and 89 days and $81,486 accruing acquired loans 90 or more days past due.
•	We ended the third quarter of 2012 with a book value of $10.83 per common share and a tangible book value of $10.17 per common share.
•	We maintained liquidity and by all regulatory measures remained “well capitalized”.
•	We decreased the provision for loan losses by $425,000 during the three month period and increased it by $125,000 for the nine month period ended September 30, 2012 compared to September 30, 2011.
•
As a result of the provision discussed above, and net charge offs for the nine month period of $372,523, the allowance for loan losses increased to $4.5 million at September 30, 2012 compared to $3.7 million at December 31, 2011.

•	We recognized a loss, net of taxes, on our investment in Pointer Ridge of approximately $34,000 and $96,000, respectively, for the three and nine months ended September 30, 2012.

As noted above, on September 10, 2012, we announced that we had executed a merger agreement that provided for the acquisition of WSB Holdings, Inc. (WSB).  We plan to complete the merger by the second quarter of 2013.  This combination will create a $1.2 billion banking institution and will allow us to expand our financial services with the addition of a successful and growing mortgage origination team.  We also anticipate that the acquisition and integration of WSB will enhance the liquidity of our stock as well as our overall financial condition and operating performance.

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

In accordance with accounting for business combinations, we recorded the acquired assets and liabilities at their estimated fair value on April 1, 2011, the acquisition date.  The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable balance.  We will recognize the accretable balance as interest income over the remaining term of the loan.  We will recognize the non-accretable balance as the borrower repays the loan.  The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by $876,046 and $2.5 million for the three and nine months ended September 30, 2012, respectively.  We based the determination of fair value on cash flow expectations and/or collateral values.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  Change in our cash flow expectations could impact net interest income after provision for loan losses.  We will recognize any decline in expected cash flows as impairment and record a provision for loan losses during the period.  We will recognize any improvement in expected cash flows as an adjustment to interest income.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million.  The amortization of this intangible asset was $177,582 for the three month period and $549,839 for the nine month period ended September 30, 2012.

The following summarizes the highlights of our financial performance for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011 (figures in the table may not match those discussed in the balance of this section due to rounding).

Three Months ended September 30,
(Dollars in thousands)

	2012	2011	$ Change	% Change

Net income available to common stockholders	$2,028	$1,707	$321	18.80%
Interest revenue	9,801	9,737	64	0.66
Interest expense	1,264	1,393	(129)	(9.26)
Net interest income after provision for loan losses	8,162	7,545	617	8.18
Non-interest revenue	840	1,016	(176)	(17.32)
Non-interest expense	6,082	6,153	(71)	(1.15)
Average total loans	576,428	507,472	68,956	13.59
Average interest earning assets	752,858	674,069	78,789	11.69
Average total interest bearing deposits	553,524	486,889	66,635	13.69
Average non-interest bearing deposits	186,319	162,479	23,840	14.67
Net interest margin (1)	4.72%	5.01%
Return on average equity	11.83%	11.02%
Basic earnings per common share	$0.30	$0.25	$0.05	20.00
Diluted earnings per common share	0.29	0.25	0.04	16.00
(1) See “Reconciliation of Non-GAAP Measures”

The following summarizes the highlights of our financial performance for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 (figures in the table may not match those discussed in the balance of this section due to rounding).

Nine Months ended September 30,
(Dollars in thousands)

	2012	2011	$ Change	% Change

Net income available to common stockholders	$5,814	$3,413	$2,401	70.34%
Interest revenue	28,667	23,259	5,408	23.25
Interest expense	3,904	3,856	48	1.24
Net interest income after provision for loan losses	23,638	18,403	5,235	28.44
Non-interest revenue	2,875	1,858	1,017	54.72
Non-interest expense	18,017	15,246	2,771	18.18
Average total loans	561,681	436,629	125,052	28.64
Average interest earning assets	732,230	566,912	165,318	29.16
Average total interest bearing deposits	533,303	414,114	119,189	28.78
Average non-interest bearing deposits	177,349	123,886	53,463	43.16
Net interest margin (1)	4.69%	4.66%
Return on average equity	11.67%	8.25%
Basic earnings per common share	$0.85	$0.56	$0.29	52.08%
Diluted earnings per common share	0.84	0.56	0.28	50.00
(1)	See “Reconciliation of Non-GAAP Measures”

Growth Strategy

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include collecting payments on non-accrual and past due loans, profitably disposing of other real estate owned,  enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded in Prince George’s County and Anne Arundel County, Maryland and the acquisition of Maryland Bankcorp has expanded our operations in Charles County and into St. Mary’s and Calvert Counties, Maryland.  We anticipate that the acquisition of WSB will further enhance our presence in Charles, Prince George’s and Anne Arundel counties.

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

We may take advantage of strategic opportunities presented to us via mergers occurring in our marketplace.  For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers.  We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with WSB and MB&T.

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington, D.C. market. While we are uncertain whether the economy will remain at its current anemic growth or if the high unemployment rate, soaring national debt and high gas prices will continue to dampen the economic climate, we continue to remain cautiously optimistic that we have identified any problem assets and our remaining borrowers will continue to stay current on their loans and that we can continue to grow our balance sheet and earnings.  Now that we have substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy as we did with the Maryland Bankcorp and pending WSB acquisitions.

We anticipate that as a result of the Maryland Bankcorp acquisition, salaries and benefits expenses and other operating expenses will be higher the remainder of 2012 than they were in 2011.  As previously reported, we have identified several areas within the former MB&T non-interest expense structure that we expected would provide expense reductions from those incurred since the acquisition date of April 1, 2011.  We realized these expense reductions during the fourth quarter of 2011 and the first quarter of 2012 and will continue to benefit from them for the remainder of 2012. If the WSB acquisition is completed as anticipated, then we expect that salaries and benefits expenses and other operating expenses will be higher in 2013 than they were in 2012. We believe with our 19 branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value. Until completion of the merger with WSB, we anticipate that merger related expenses may cause earnings to be slightly lower than would otherwise be expected.  However, we anticipate that the WSB merger will be accretive to earnings within three quarters of closing.

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

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Net interest income after provision for loan losses for the three months ended September 30, 2012 increased $617,202 or 8.18% to $8.2 million from $7.5 million for the same period in 2011.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of growth in average interest earning assets and the change in the composition of average interest earning assets that occurred with the movement of funds from lower yielding interest bearing deposits into higher yielding loans and investment securities. A decline in interest paid on interest bearing liabilities also contributed to the improvement in net interest income. The accretion of the fair value adjustments positively impacted net interest income after provision for loan losses as did the $425,000 decrease in the provision for loan losses.  The faster than expected repayment of impaired loans that we acquired from MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Although a competitive rate environment and a low prime rate cause low market yields that continue to negatively impact net interest income, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This contributed to the improvement in the net interest margin.

We offset the effect on net income caused by the low rate environment primarily by growing total average interest earning assets by $78.8 million or 11.69% to $752.8 million for the three months ended September 30, 2012 from $674.1 million for the three months ended September 30, 2011.   The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities.  Average interest bearing deposits which increased to $553.5 million for the three months ended September 30, 2012 from $486.9 million for the three months ended September 30, 2011 was the primary cause of the growth in interest bearing liabilities.  The growth in average interest earning assets and interest bearing deposits was primarily a result of increased name recognition in our market place and our business development efforts, particularly our increased business development efforts in our new market area resulting from our acquisition of Maryland Bankcorp.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of growth generated from our branch network, our average non-interest bearing deposits increased $23.8 million to $186.3 million.  This was also a significant contributor to the improvement in the net interest margin.

Our net interest margin was 4.72% for the three months ended September 30, 2012 as compared to 5.01% for the three months ended September 30, 2011.  The yield on average interest earning assets decreased forty four basis points during the period from 5.83% for the quarter ended September 30, 2011 to 5.39% for the quarter ended September 30, 2012. Twenty one basis points of this decrease was primarily because during the three month period we had a lower dollar value of impaired loans that we acquired from MB&T repaid this quarter relative to the same quarter last year which caused a lower accretion of fair value adjustments as outlined below.  This coupled with re-pricing in the loan portfolio caused the average loan yield to decline.

During three months ended September 30, 2012 and 2011, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, albeit at a lower dollar value during the 2012 period than we accomplished during the same period last year.  These payments were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Three Months Ended September 30,
	2012		2011

	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$64,142	0.03%	$60,855	0.04%
Mortgage loans	776,089	0.41	1,042,789	0.61
Consumer loans	1,968	0.01	1,226	0.00
Interest bearing deposits	33,847	0.01	108,469	0.06
Total Fair Value Accretion	$876,046	0.46%	$1,213,339	0.71%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended September 30, 2012 and 2011, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three Months Ended September 30,	2012			2011
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,357,802	1,696	0.15%	$4,334,556	$994	0.09%
Interest bearing deposits	5,251,808	3,313	0.25	14,238,260	11,237	0.31
Investment securities(1)(2)
U.S. treasury	1,248,954	2,638	0.84	1,247,141	2,552	0.81
U.S. government agency	27,035,518	86,660	1.28	22,611,220	117,850	2.07
Mortgage backed securities	86,500,675	540,022	2.48	100,121,572	782,903	3.10
Municipal securities	52,440,302	649,970	4.93	22,537,921	330,861	5.82
Other	3,860,839	56,066	5.78	3,818,831	34,517	3.59
Total investment securities	171,086,288	1,335,356	3.11	150,336,685	1,268,683	3.35
Loans: (1) (3)
Commercial	96,685,151	1,257,295	5.17	98,799,462	1,376,251	5.53
Mortgage	467,135,047	7,422,503	6.32	393,694,344	7,030,619	7.08
Consumer	12,608,252	176,362	5.56	14,978,369	224,455	5.95
Total loans	576,428,450	8,856,160	6.11	507,472,175	8,631,325	6.75
Allowance for loan losses	4,266,214	-		2,313,027	-
Total loans, net of allowance	572,162,236	8,856,160	6.16	505,159,148	8,631,325	6.78
Total interest earning assets(1)	752,858,134	10,196,525	5.39	674,068,649	9,912,239	5.83
Non-interest bearing cash	50,174,932			29,110,472
Premises and equipment	23,921,637			22,634,871
Other assets	37,989,887			40,019,636
Total assets	$864,944,590			$765,833,628
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$62,840,067	52,395	0.33	$60,972,112	50,076	0.33
Money market and NOW	178,067,375	147,621	0.33	117,322,326	161,479	0.55
Other time deposits	312,616,815	857,059	1.09	308,594,165	964,218	1.24
Total interest bearing deposits	553,524,257	1,057,075	0.76	486,888,603	1,175,773	0.96
Borrowed funds	49,608,300	206,721	1.66	48,302,618	216,756	1.78
Total interest bearing liabilities	603,132,557	1,263,796	0.83	535,191,221	1,392,529	1.03
Non-interest bearing deposits	186,319,471			162,479,123
	789,452,028			697,670,344
Other liabilities	6,898,432			6,192,632
Non-controlling interest	406,102			484,851
Stockholders' equity	68,188,028			61,485,801
Total liabilities and stockholders' equity	$864,944,590			$765,833,628
Net interest spread(1)			4.55			4.80
Net interest income and Net interest margin(1)		$8,932,729	4.72%		$8,519,710	5.01%

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

(2)	Available for sale investment securities are presented at amortized cost.
(3)	Average non-accruing loans for the three month periods ended September 30, 2012 and 2011 were $7,746,598 and $5,793,393, respectively. There was no non-accrual interest included in interest income.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Net interest income after provision for loan losses for the nine months ended September 30, 2012 increased $5.2 million or 28.44% to $23.6 million from $18.4 million for the same period in 2011.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of growth in average interest earning assets and the change in the composition of average interest earning assets that occurred with the movement of funds from lower yielding interest bearing deposits into higher yielding loans and investment securities. A decline in interest paid on interest bearing liabilities also contributed to the improvement in net interest income. The accretion of the fair value adjustments positively impacted net interest income after provision for loan losses while the $125,000 increase in the provision for loan losses negatively impacted it.  The acquisition of MB&T was the most significant factor that caused these changes and the improvement in net interest margin as discussed below.

Although a competitive rate environment and a low prime rate cause low market yields that continue to negatively impact net interest income, the relatively stable rate environment has allowed us to continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also contributed to the improvement in the net interest margin.

We offset the effect on net interest income caused by the low rate environment primarily by growing total average interest earning assets $165.3 million or 29.16% to $732.2 million for the nine months ended September 30, 2012 from $566.9 million for the nine months ended September 30, 2011. The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities.  Average interest bearing deposits which increased to $533.3 million for the nine months ended September 30, 2012 from $414.1 million for the nine months ended September 30, 2011 was the primary cause of the growth in interest bearing liabilities.  The growth in average interest earning assets and interest bearing deposits was primarily a result of the acquisition of MB&T.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the MB&T acquisition and growth generated from our branch network and lenders, our average non-interest bearing deposits increased $53.5 million to $177.3 million.  This was also a significant contributor to the improvement in the net interest margin.

Our net interest margin was 4.69% for the nine months ended September 30, 2012 as compared to 4.66% for the nine months ended September 30, 2011.  The yield on average interest earning assets declined 17 basis points during the period while the yield on interest bearing liabilities declined 23 basis points.  The decline in the yield on interest earning assets was primarily attributable to re-pricing in the loan portfolio which was partially offset by our success in collecting payments on impaired loans acquired from MB&T at a faster rate than initially anticipated.  The decline in the yield on interest bearing liabilities was the result of a decline in rates paid on money market, NOW and other time deposits.  The accretion of fair value adjustments on certificates of deposits acquired from MB&T also reduced the yield paid on other time deposits.

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

During the nine months ended in September 30, 2012, we successfully collected payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30. These payments were a direct result of our efforts to negotiate payments, sell notes, or foreclose on and sell collateral after the acquisition date. The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Nine Months Ended September 30,
	2012		2011

	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$148,611	0.03%	$97,554	0.03%
Mortgage loans	2,207,176	0.41	1,394,888	0.32
Consumer loans	5,561	0.00	2,101	0.00
Interest bearing deposits	155,741	0.02	235,999	0.06
Total Fair Value Accretion	$2,517,089	0.46%	$1,730,542	0.41%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the nine months ended September 30, 2012 and 2011, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

Average, Balances, Interest and Yields

Nine Months Ended September 30,	2012			2011
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,190,059	4,659	0.15%	$4,613,246	$5,160	0.15%
Interest bearing deposits	3,672,545	6,902	0.25	12,805,854	30,876	0.32
Investment securities(1)(2)
U.S. treasury	1,248,504	7,691	0.82	851,924	5,102	0.80
U.S. government agency	25,990,533	290,359	1.49	14,727,598	244,374	2.22
Mortgage backed securities	90,430,542	1,798,763	2.66	80,436,339	1,924,401	3.20
Municipal securities	45,123,609	1,765,865	5.23	15,916,429	697,963	5.86
Other	3,912,874	146,243	4.99	3,253,041	90,511	3.72
Total investment securities	166,706,062	4,008,921	3.21	115,185,331	2,962,351	3.44
Loans: (1) (3)
Commercial	99,867,476	3,739,986	5.00	95,338,358	3,802,025	5.33
Mortgage	448,698,037	21,256,318	6.33	326,448,900	16,152,486	6.62
Consumer	13,115,924	598,019	6.09	14,841,625	671,582	6.05
Total loans	561,681,437	25,594,323	6.09	436,628,883	20,626,093	6.32
Allowance for loan losses	4,020,080	-		2,320,835	-
Total loans, net of allowance	557,661,357	25,594,323	6.13	434,308,048	20,626,093	6.35
Total interest earning assets(1)	732,230,023	29,614,805	5.40	566,912,479	23,624,480	5.57
Non-interest bearing cash	37,387,894			22,886,823
Premises and equipment	23,765,305			20,264,015
Other assets	38,308,733			30,461,153
Total assets	$831,691,955			$640,524,470
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$62,363,875	155,310	0.33	$44,019,844	105,093	0.32
Money market and NOW	146,652,651	421,686	0.38	100,818,430	466,910	0.62
Other time deposits	324,286,588	2,694,777	1.11	269,275,797	2,671,458	1.33
Total interest bearing deposits	533,303,114	3,271,773	0.82	414,114,071	3,243,461	1.05
Borrowed funds	47,522,782	632,208	1.78	41,685,261	612,465	1.96
Total interest bearing liabilities	580,825,896	3,903,981	0.90	455,799,332	3,855,926	1.13
Non-interest bearing deposits	177,349,068			123,885,807
	758,174,964			579,685,139
Other liabilities	6,568,415			4,971,706
Non-controlling interest	424,515			536,006
Stockholders' equity	66,524,061			55,331,619
Total liabilities and stockholders' equity	$831,691,955			$640,524,470
Net interest spread(1)			4.50			4.44
Net interest income and Net interest margin(1)		$25,710,824	4.69%		$19,768,554	4.66%

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
(3)
Average non-accruing loans for the nine month periods ended September 30, 2012 and 2011 were $7,035,322 and $2,033,017, respectively. We did not record any non-accrual interest income during the nine months ended September 30, 2012 or 2011.

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months Ended September 30,
	2012 compared to 2011
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$702	$701	$1
Interest bearing deposits	(7,924)	(4,420)	(3,504)
Investment Securities(1)
U.S. treasury	86	85	1
U.S. government agency	(31,190)	(68,496)	37,306
Mortgage backed securities	(242,881)	(207,246)	(35,635)
Municipal securities	319,109	(175,724)	494,833
Other	21,549	21,452	97
Loans:(1)
Commercial	(118,956)	(109,696)	(9,260)
Mortgage	391,884	(1,553,537)	1,945,421
Consumer	(48,093)	(29,630)	(18,463)
Total interest revenue (1)	284,286	(2,126,511)	2,410,797

Interest bearing liabilities
Savings	2,319	1,623	696
Money market and NOW	(13,858)	(136,193)	122,335
Other time deposits	(107,159)	(128,776)	21,617
Borrowed funds	(10,035)	(19,795)	9,760
Total interest expense	(128,733)	(283,141)	154,408

Net interest income(1)	$413,019	$(1,843,370)	$2,256,389

(1)
Interest revenue is presented on a fully taxable equivalent (FTE) basis.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

Rate/Volume Variance Analysis
(2)

	Nine months Ended September 30,
	2012 compared to 2011
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(501)	$(45)	$(456)
Interest bearing deposits	(23,974)	(7,010)	(16,964)
Investment Securities(1)
U.S. treasury	2,589	190	2,399
U.S. government agency	45,985	(119,527)	165,512
Mortgage backed securities	(125,638)	(390,522)	264,884
Municipal securities	1,067,902	(109,654)	1,177,556
Other	55,732	38,565	17,167
Loans:(1)
Commercial	(62,039)	(269,223)	207,184
Mortgage	5,103,832	(942,097)	6,045,929
Consumer	(73,563)	5,928	(79,491)
Total interest revenue (1)	5,990,325	(1,793,396)	7,783,721

Interest bearing liabilities
Savings	50,217	5,966	44,251
Money market and NOW	(45,224)	(248,214)	202,990
Other time deposits	23,319	(552,695)	576,014
Borrowed funds	19,743	(72,513)	92,256
Total interest expense	48,055	(867,455)	915,510

Net interest income(1)	$5,942,270	$(925,941)	$6,868,211

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

The provision for loan losses was $375,000 for the three months ended September 30, 2012, as compared to $800,000 for the three months ended September 30, 2011, a decrease of $425,000 or 53.13%.  After completing the analysis outlined below, we decreased the provision for loan losses. Our asset quality continues to remain relatively stable, and as a result of the receipt of approximately $20 million in payoffs on loans during the three month period we experienced minimal growth in the loan portfolio during the three months ended September 30, 2012.  We have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.  Our non-performing assets remain statistically low at 1.34% of total assets and total past due accruing loans remained manageable at $2.5 million.

The provision for the nine month period was $1.1 million. This represented a $125,000 or 12.50% increase as compared to the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, we increased the provision for loan losses because we believe that the addition of several new lenders from the acquisition, the anemic economy and growth in our loan portfolio warranted an increased provision.

We review the adequacy of the allowance for loan losses at least quarterly.  Our review includes evaluation of impaired loans as required by ASC Topic 310-Receivables, and ASC Topic 450-Contingencies.  Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s SAB No. 102, Loan Loss Allowance Methodology and Documentation, the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision. We also continue to measure the credit impairment at each period end on all loans that have been classified as a TDR using the guidance in ASC 310-10-35.

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

With respect to commercial loans, management assigns a risk rating of one through eight to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of eight having the greatest amount of risk.  For commercial loans of less than $250,000, we may review the risk rating annually based on, among other things, the borrower’s financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower’s industry; and payment history.  We review the risk rating for all commercial loans in excess of $250,000 at least annually.  We evaluate loans with a risk rating of five or greater separately and allocate a portion of the allowance for loan losses based upon the evaluation.  For loans with risk ratings between one and four, we determine loss ratios based upon a review of prior 18 months delinquency trends, the three year loss ratio, peer group loss ratios, probability of loss factors and industry standards.  We have applied the same risk rating methodology to the acquired loans that we apply to legacy loans.

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

As we reported in our Form 10-K for the year ended December 31, 2011 and as further outlined in Note 5. Loans and the “Non-Accrual Legacy Loans and Legacy Other Real Estate Owned” section of this report, at December 31, 2011, we had one legacy loan in the amount of $1,169,337 that is a residential land acquisition and development loan secured by real estate.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012.  Therefore, during the first quarter of 2012, we charged $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive.  The courts have rejected the foreclosure. We have subsequently re-foreclosed on the property. We received ratification of the sale in the third quarter and expect to complete settlement of the sale of the property in the fourth quarter of 2012.

During the nine months ended September 30, 2012, we also charged $335,539 to the allowance for loan losses for two legacy loans to one borrower that were secured by a blanket lien on the borrower’s assets and a second deed of trust on the guarantor’s personal residence.  The borrower ceased operations, filed bankruptcy and the collateral has no value.  We have filed judgment against the guarantors.  We charged off an additional legacy loan in the amount of $46,511 during the second quarter of 2012. The borrower on this loan has filed bankruptcy.

The other significant charge offs during the period related to acquired non-accrual loans. During the second quarter of 2012, we charged off an acquired loan in the amount of $29,012. We have liquidated the assets of this borrower and received a nominal recovery. During the first quarter of 2012, we charged off a loan in the amount of $47,635. At December 31, 2011, we had considered this loan impaired and had allocated the entire balance of this loan in the allowance for loan losses. The remaining charge offs during the period related primarily to several acquired consumer loans and one acquired residential mortgage.  The recoveries recorded to the allowance for loan losses were all substantially recovered from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

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

The allowance for loan losses represented 0.78% of gross loans at September 30, 2012 and 0.69% as of December 31, 2011.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
September 30, 2012
	Acquired	Legacy	Total

Balance, beginning of period	$-	$3,741,271	$3,741,271
Provision for loan losses	856,861	268,139	1,125,000

Chargeoffs:
Commercial	(76,648)	(11,043)	(87,691)
Mortgage	(23,664)	(324,486)	(348,150)
Consumer	(90,764)	-	(90,764)
Total chargeoffs	(191,076)	(335,529)	(526,605)
Recoveries:
Commercial	63,577	-	63,577
Mortgage	20,258	-	20,258
Consumer	70,247	-	70,247
Total recoveries	154,082	-	154,082
Net (chargeoffs) recoveries	(36,994)	(335,529)	(372,523)
Balance, end of period	$819,867	$(67,390)	$4,493,748

Ratio of allowance for loan losses to:
Total gross loans			0.78%
Non-accrual loans			54.60%
Ratio of net-chargeoffs during period to
average total loans during period			0.07%

Allowance for Loan Losses

September 30, 2011
	Acquired	Legacy	Total

Balance, beginning of period	$-	$2,468,476	$2,468,476
Provision for loan losses	-	1,000,000	1,000,000

Chargeoffs:
Commercial	-	-	-
Mortgage	-	(446,980)	(446,980)
Consumer	(51,050)	(51,461)	(102,511)
Total chargeoffs	(51,050)	(498,441)	(549,491)
Recoveries:
Commercial	50,225	-	50,225
Mortgage	11,254	-	11,254
Consumer	45,466	265	45,731
Total recoveries	106,945	265	107,210
Net (chargeoffs) recoveries	55,895	(498,176)	(442,281)
Balance, end of period	$55,895	$2,970,300	$3,026,195

Ratio of allowance for loan losses to:
Total gross loans			0.58%
Non-accrual legacy loans			191.52%
Ratio of net-chargeoffs during period to
average total loans during period			0.09%

Allowance for Loan Losses

December 31, 2011
	Acquired	Legacy	Total

Balance, beginning of period	$-	$2,468,476	$2,468,476
Provision for loan losses	-	1,800,000	1,800,000

Chargeoffs:
Commercial	(34,053)	-	(34,053)
Mortgage	(158,811)	(446,980)	(605,791)
Consumer	(75,158)	(47,261)	(122,419)
Total chargeoffs	(268,022)	(494,241)	(762,263)
Recoveries:
Commercial	154,523	-	154,523
Mortgage	13,701	-	13,701
Consumer	66,630	204	66,834
Total recoveries	234,854	204	235,058
Net (chargeoffs) recoveries	(33,168)	(494,037)	(527,205)
Balance, end of period	$(33,168)	$3,774,439	$3,741,271

Ratio of allowance for loan losses to:
Total gross loans			0.69%
Non-accrual loans			64.17%
Ratio of net-chargeoffs during period to
average total loans during period			0.12%

Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment.  These loans are not performing according to their contractual terms and meet our definition of a non-performing loan.  The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our expectations or payment in full of amounts due even though we classify them as non-accrual.

In 2011, we recorded the loans acquired from MB&T at fair value. The fair value of the acquired loans includes expected loan losses, and there was no loan loss allowance recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan chargeoffs are normally reduced for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net chargeoffs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions.

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, that we establish an allowance for loan losses for those acquired loans with decreased cash flows.  At September 30, 2012 and December 31, 2011, there was an allowance of $819,867 and $47,635, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition date. Other institutions may not have acquired loans or they may not classify these loans as non-accrual and therefore there may be no direct comparability of these ratios between and among other institutions.

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses

	September 30,				December 31,
	2012		2011		2011
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Other consumer	$138,045	2.11%	$128,547	2.76%	$130,653	0.89%
Boat	283,800	0.01	406,165	0.02	565,240	1.63
Mortgage	3,119,195	81.24	1,854,794	78.37	2,123,068	77.73
Commercial	952,708	16.64	636,689	18.85	922,310	19.75

Total	$4,493,748	100.00%	$3,026,195	100.00%	$3,741,271	100.00%

Non-interest Revenue

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Non-interest revenue totaled $840,102 for the three months ended September 30, 2012, a decrease of $175,699 or 17.30% from the 2011 amount of $1.0 million.  Non-interest revenue for the three months ended September 30, 2012 and September 30, 2011 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, gains or losses on sales of other real estate owned and other fees and commissions including revenues with respect to Pointer Ridge.  The primary cause of the decrease in non-interest revenue was declines in gain on sales of other real estate owned, service charge on deposit accounts, earnings on bank owned life insurance and other fees and commissions. Gain on sales of other real estate owned decreased because we sold two acquired properties and recorded a net loss during the third quarter and we sold one property in other real estate owned and recorded a gain during the three months ended September 30, 2011. Earnings on bank owned life insurance declined during the period because in 2011, we experienced the death of a colleague and recorded a gain on life insurance.  Fees and commissions decreased during the 2012 period primarily as a result of a decline in letters of credit and loan fees. Service charges on deposit accounts decreased because we lowered our fees for these services and customers used fewer services. These declines were partially offset by an increase in the gain on sales of investments and an increase in Pointer Ridge rent and other revenue. Gain on sales or calls of investment securities increased during the period, because in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk, we elected to sell a higher dollar amount of securities and as a result recognized a higher gain.  Pointer Ridge rent and other revenues increased as a result of new tenants occupying vacant space in the building owned by Pointer Ridge.

The following table outlines the changes in non-interest revenue for the three month periods.

	September 30,
	2012	2011	$ Change	% Change
Service charges on deposit accounts	$315,468	$380,065	$(64,597)	(17.00	) %
Net gain on sales or calls of investment securities	289,511	72,252	217,259	300.70
Earnings on bank owned life insurance	137,082	356,281	(219,199)	(61.52)
Gain on sales of other real estate owned	(48,509)	45,595	(94,104)	(206.39)
Pointer Ridge rent and other revenue	82,318	45,611	36,707	80.48
Gain (loss) on disposal of assets	-	8,995	(8,995)	(100.00)
Other fees and commissions	64,232	107,002	(42,770)	(39.97)
Total non-interest revenue	$840,102	$1,015,801	$(175,699)	(17.30	) %

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Non-interest revenue totaled $2.9 million for the nine months ended September 30, 2012, an increase of $1.0 million or 54.72% from the 2011 amount of $1.9 million.  Non-interest revenue for the nine months ended September 30, 2012 and September 30, 2011 included fee income from service charges on deposit accounts, gains on sales or calls of investment securities, earnings on bank owned life insurance, gain or losses on sales of other real estate owned and other fees and commissions including revenues with respect to Pointer Ridge.  The primary causes of the increase in non-interest revenue were an increase in the gain on sales of investments and the acquisition of MB&T, which was supplemented by growth in legacy bank customers and services provided to both new and existing customers. The acquisition was the major contributor to the increases in service charges and other fees and commissions during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Gain on sales or calls of investment securities increased during the period, because in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk, we elected to sell a higher dollar amount of securities and as a result recognized a higher net gain. Also contributing to the increase in non-interest revenues was an increase in gain on sales of other real estate owned, which increased because we sold acquired properties at a higher net gain during the nine months ended September 30, 2012 and had a decrease in the other than temporary impairment on equity securities charge, which decreased because in 2011 we recognized a permanent impairment of equity securities and we experienced no such impairment in 2012.  Pointer Ridge rent and other revenues increased as a result of a decline in the vacancy in the building owned by Pointer Ridge. These increases were partially offset by a decrease in earnings on bank owned life insurance, which declined for the reasons outlined above.

The following table outlines the changes in non-interest revenue for the nine month periods.

	September 30,
	2012	2011	$ Change	% Change
Service charges on deposit accounts	$962,937	$859,300	$103,637	12.06%
Net gain on sales or calls of investment securities	849,539	112,811	736,728	653.06
Permanent impairment on equity securities	-	(122,500)	122,500	(100.00)
Earnings on bank owned life insurance	412,283	557,669	(145,386)	(26.07)
Gain on sales of other real estate owned	110,704	48,580	62,124	127.88
Pointer Ridge rent and other revenue	238,013	159,551	78,462	49.18
Gain (loss) on disposal of assets	9,365	(5,160)	14,525	(281.49)
Other fees and commissions	291,860	247,761	44,099	17.80
Total non-interest revenue	$2,874,701	$1,858,012	$1,016,689	54.72%

As a result of our expanded market presence, business development efforts and increased name recognition, we anticipate that we will continue to grow new and existing customer relationships. We expect that these expanded relationships will cause service charges on deposit accounts and other fees and commissions to continue to increase during the remainder of 2012. We also plan to continue to work to sell our other real estate owned and may realize additional gains from these sales.

Non-interest Expense

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Non-interest expense remained relatively stable for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The following chart outlines the changes in non-interest expenses for the period.

	September 30,
	2012	2011	$ Change	% Change
Salaries and benefits	$3,016,334	$3,030,508	$(14,174)	(0.47	) %
Occupancy and equipment	933,775	916,610	17,165	1.87
Data processing	214,187	232,530	(18,343)	(7.89)
FDIC insurance and State of Maryland assessments	157,206	143,680	13,526	9.41
Merger and integration	49,290	77,880	(28,590)	(36.71)
Core deposit premium	177,582	194,674	(17,092)	(8.78)
Pointer Ridge other operating	119,734	134,526	(14,792)	(11.00)
Other operating	1,413,650	1,422,758	(9,108)	(0.64)
Total non-interest expenses	$6,081,758	$6,153,166	$(71,408)	(1.16	) %

Salaries, employee benefits, data processing, and other operating expenses decreased slightly during the period because we did not incur any severance cost as we did subsequent to the acquisition.  This was partially offset with increased cost associated with enhancements to our personnel and infrastructure that we believe will allow us to efficiently operate a larger organization and continue to expand our service and market area, which was also responsible for the increase in occupancy and equipment costs. Merger and integration expenses decreased during the 2012 period because we completed substantially all of the activities associated with the merger during 2011 with the exception of the expenses associated with the two year non-compete agreements with former MB&T directors.  These decreases were partially offset by approximately $15,000 in merger costs associated with the due diligence of WSB in connection with the pending merger with WSB.  The core deposit premium decreased during the quarter because we amortize this premium on an accelerated basis which causes a reduction in the expense over the amortization period. The increase in FDIC insurance and State of Maryland assessments was a result of an increase in the deposit base on which the premium is calculated.  Pointer Ridge other operating expense decreased because the vacancy rate in the building declined and the new tenants are paying a pro-rata share of the building’s operating expenses.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Non-interest expense increased $2.8 million for the nine months ended September 30, 2012.  The following chart outlines the changes in non-interest expenses for the period.

	September 30,
	2012	2011	$ Change	% Change
Salaries and benefits	$8,850,143	$7,504,953	$1,345,190	17.92%
Occupancy and equipment	2,756,222	2,233,905	522,317	23.38
Data processing	631,154	595,612	35,542	5.97

FDIC insurance and State of Maryland assessments	435,851	462,496	(26,645)	(5.76)
Merger and integration	107,624	545,154	(437,530)	(80.26)
Core deposit premium	549,839	389,349	160,490	41.22
Pointer Ridge other operating	332,067	465,208	(133,141)	(28.62)
Other operating	4,354,200	3,049,105	1,305,095	42.80
Total non-interest expenses	$18,017,100	$15,245,782	$2,771,318	18.18%

Salaries and benefits, occupancy and equipment, data processing and other operating expenses increased primarily because of increased operating expenses resulting from the acquisition of MB&T and enhancements to our infrastructure.  As a result of the acquisition, we increased our number of employees by 86 and our branch network by nine. During the first three months of 2011, we did not incur these expenses. The increase in the core deposit premium was the result of the acquisition of MB&T and subsequent amortization of the core deposit intangible.  These increases were partially offset by a decline in merger and integration costs, FDIC insurance and State of Maryland assessments and Pointer Ridge other operating expenses.  Merger and integration costs declined during the 2012 period because we have completed the merger with MB&T and previously expensed all costs associated with it, except for non-compete fees paid to former directors which we will continue to incur and approximately $15,000 in due diligence expense associated with the pending acquisition of WSB.  The decrease in FDIC insurance and State of Maryland assessments was a result of lower FDIC assessments as a result of the change in the base and rate calculation as required by the Dodd-Frank Act which was partially offset by an increase in the deposit base.  Pointer Ridge other operating expense decreased because the vacancy rate in the building declined and the new tenants are paying a pro-rata share of the buildings operating expenses.

For the remainder of 2012, we anticipate that non-interest expenses will remain relatively comparable to those incurred during the third quarter of 2012.

Income Taxes

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Income tax expense was $912,490 (31.25% of pre-tax income) for the three months ended September 30, 2012 as compared to $737,405 (30.63% of pre-tax income) for the same period in 2011.   The dollar amount of the taxes was higher because net income was significantly higher than in the three months ended September 30, 2011.  The tax rate was higher for the three month period ended September 30, 2012, primarily because expenses that were non-deductible for tax purposes were lower than during the three months ended September 30, 2011.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Income tax expense was $2.7 million (32.25% of pre-tax income) for the nine months ended September 30, 2012 as compared to $1.7 million (34.48% of pre-tax income) for the same period in 2011.   The dollar amount of the taxes was higher because net income was significantly higher than in the nine months ended September 30, 2011.  The tax rate was lower for the nine month period ended September 30, 2012 because during the nine months ended September 30, 2012 tax exempt income was lower and expenses that were non-deductible for tax purposes were higher than during the same period of 2011.

Net Income Available to Common Stockholders

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Net income available to common stockholders was $2.0 million or $0.30 per basic and $0.29 per diluted common share for the three month period ending September 30, 2012 compared to net income available to common stockholders of $1.7 million or $0.25 per basic and diluted common share for the same period in 2011.  The increase in net income attributable to Old Line Bancshares for the 2012 period was primarily the result of a $192,202 increase in net interest income, a $425,000 decrease in the provision for loan losses, and a $71,408 decrease in non-interest expense.  These increases were partially offset by a $175,699 decrease in non-interest revenue, and a $175,085 increase in taxes.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Net income available to common stockholders was $5.8 million or $0.85 per basic and $0.84 per diluted common share for the nine month period ending September 30, 2012 compared to net income available to common stockholders of $3.4 million or $0.56 per basic and diluted common share for the same period in 2011.  The increase in net income attributable to Old Line Bancshares for the 2012 period was primarily the result of a $5.4 million increase in net interest income and $1.0 million increase in non-interest revenue.  These increases were partially offset by a $125,000 increase in the provision for loan losses, a $2.8 million increase in non-interest expense and a $1.0 million increase in taxes.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262,000 of Student Loan Marketing Association (SLMA) stock.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  As a result of the acquisition of Maryland Bankcorp, we evaluated the investment portfolio to ensure that the securities acquired in the acquisition met our investment criteria and provide adequate liquidity, and that there is adequate diversity in the investment portfolio. We continually evaluate the investment portfolio to ensure the portfolio is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in the portfolio.

The investment securities at September 30, 2012 amounted to $180.4 million, an increase of $18.6 million, or 11.48%, from the December 31, 2011 amount of $161.8 million.  As outlined above, at September 30, 2012, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $5.3 million at September 30, 2012 (reflected as unrealized gains of $3.2 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $3.9 million ($2.4 million net of taxes) as of December 31, 2011.  In general, the increase in fair value was a result of changes in the duration or maturity of the portfolio and decreasing market rates.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio

Commercial loans and loans secured by real estate comprise the majority of the loan portfolio.  Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area

At our acquisition of Maryland Bankcorp, we recorded all loans acquired at the estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  On the acquisition date, we segregated the loan portfolio into two loan pools, performing and non-performing.

We had an independent third party determine the price that we could receive to sell approximately 1,400 performing loans totaling $178.1 million in an orderly transaction between market participants as of the measurement date (fair value).  These performing loans were segregated into five individual pools, personal loans, credit lines, business loans and real estate loans.  This valuation also assumed that the sale occurred in the principal or most advantageous market for the loan.  Market participants were assumed to have reasonable knowledge of the relevant facts of the asset or liability as it relates to its value between buyers and sellers with neither under any compulsion to buy, sell or liquidate.  The effect of this fair valuation process was a net premium of $3.1 million at acquisition. We then adjusted these values on a level yield basis for inherent credit risk within each pool which resulted in a total non-accretable credit adjustment of $2.0 million.  During the valuation process, we also determined that eight business loans totaling $1.8 million and 13 real estate loans totaling $3.8 million, all of which were risk rated four at the acquisition date, were also impaired and required an additional non-accretable credit adjustment of $279,348 and $510,064, respectively.

We also individually evaluated nine impaired business loans totaling $536,144 and 53 real estate loans totaling $30.1 million to determine the fair value as of the April 1, 2011 measurement date.  In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we respect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision expense and decrease net interest income after provision expense.  Subsequent collection of payments on these loans that exceeds our expected cash flows will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.

In general, for the impaired business loans, we determined that the fair value was equivalent to the current contract value adjusted for credit impairment.  We estimated this credit impairment based on the prior portfolio experience, repayment history of the individual loan, strength of the guarantor(s) and other factors.  We applied this adjustment on a level yield basis to the respective pools of loans. Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision expense and decrease net interest income after provision expense.   Subsequent collection of payments on these loans that exceeds our expected cash flows will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.  In specific instances, we determined that the loan had no value due to its prior prepayment history, lack of collateral or other factors.  In these cases, we accrete any payments received to interest income.

In general, for the impaired real estate loans, we determined that the fair value was equivalent to our cash flow expectations related to the sale of the loan or the underlying collateral.  In order to determine the fair value, we estimated the value of the underlying collateral based on appraisals, evaluations, site visits and tax assessments.  We then determined the estimated expenses to foreclose on the property and subsequently sell it.  We then determined the fair value of the loan using a discounted cash flow calculation.  We evaluate these loans quarterly to ensure that in no instances does the carrying value of the loan exceed our initial investment or that there is no decrease or increase in our expectations regarding cash flows.

Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision expense and decrease net interest income after provision expense.   Subsequent collection of payments on these loans that exceeds our expected cash flows will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.  In specific instances, we determined that the loan had no value due to its prior payment history, lack of collateral or other factors.  In these cases, we reclass any payments received to accretable yield and accrete these payments to income.  We also reclass amounts to accretable yield when we receive payment in full on a loan.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of the acquisition date.

April 1, 2011	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired Individually Evaluated (1)
Business Loans Risk Rated 4 at acquisition	$1,847,413	$279,348	$1,568,065	$1,568,065
Business Loans Risk Rated 5 at acquisition	330,822	259,422	71,400	71,400
Business Loans Risk Rated 6 at acquisition	205,322	120,710	84,612	84,612
Total Business Loans Individually Evaluated	2,383,557	659,480	1,724,077	1,724,077
Real Estate Loans Risk Rated 4 at acquisition	3,787,171	510,064	3,277,107	3,277,107
Real Estate Loans Risk Rated 5 at acquisition	4,596,338	2,242,513	2,353,825	2,353,825
Real Estate Loans Risk Rated 6 at acquisition	25,503,757	15,328,826	10,174,931	10,174,931
Total Real Estate Loans Individually Evaluated	33,887,266	18,081,403	15,805,863	15,805,863
Total Impaired Loans Individually Evaluated	$36,270,823	$18,740,883	$17,529,940	$17,529,940

Initial Calculation of Nonaccretable Difference
Contractually required payments receivable	$36,270,823
Less: Cash flows expected to be collected	(17,529,940)
Non-accretable difference	$18,740,883

Initial Calculation of Accretable Yield
Cash flows expected to be collected	$17,529,940
Less: Initial investment	(17,529,940)
Accretable yield	$-

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of December 31, 2011.

December 31, 2011	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired Individually Evaluated
Business Loans Risk Rated 4 at acquisition	$1,617,100	$242,565	$1,374,535	$1,374,535
Business Loans Risk Rated 5 at acquisition	246,775	186,166	60,609	60,609
Business Loans Risk Rated 6 at acquisition	165,839	93,163	72,676	72,676
Total Business Loans Individually Evaluated	2,029,714	521,894	1,507,820	1,507,820
Real Estate Loans Risk Rated 4 at acquisition	3,642,173	494,524	3,147,649	3,147,649
Real Estate Loans Risk Rated 5 at acquisition	4,196,976	2,073,878	2,123,098	2,123,098
Real Estate Loans Risk Rated 6 at acquisition	22,058,392	12,498,854	9,559,538	9,559,538
Total Real Estate Loans Individually Evaluated	29,897,541	15,067,256	14,830,285	14,830,285
Total Impaired Loans Individually Evaluated	$31,927,255	$15,589,150	$16,338,105	$16,338,105

Accretable Yield
Beginning Balance April 1, 2011	$-
Accreted to income	(2,060,770)
Reclassification from non-accretable(1)	2,060,770
Ending Balance December 31, 2011	$-

Non-Accretable Yield Discount
Beginning Balance April 1, 2011	$18,740,883
Reclassification to accretable (1)	(2,060,770)
Charged off	(73,653)
Transferred to OREO	(1,017,310)
Ending Balance December 31, 2011	$15,589,150

(1)	Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of September 30, 2012.

September 30, 2012	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired Individually Evaluated (ASC 310-30)
Business Loans Risk Rated 4 at acquisition	$1,439,120	$215,868	$1,223,252	$1,223,252
Business Loans Risk Rated 5 at acquisition	73,907	65,133	8,774	8,774
Business Loans Risk Rated 6 at acquisition	91,978	54,833	37,145	37,145
Total Business Loans Individually Evaluated	1,605,005	335,834	1,269,171	1,269,171
Real Estate Loans Risk Rated 4 at acquisition	3,552,219	484,792	3,067,427	3,067,427
Real Estate Loans Risk Rated 5 at acquisition	4,032,965	2,012,204	2,020,761	2,020,761
Real Estate Loans Risk Rated 6 at acquisition	18,090,377	10,224,362	7,866,015	7,866,015
Total Real Estate Loans Individually Evaluated	25,675,561	12,721,358	12,954,203	12,954,203
Total Impaired Loans Individually Evaluated	$27,280,566	$13,057,192	$14,223,374	$14,223,374

Accretable Yield
Beginning Balance December 31, 2011	$-
Transferred from non-accretable(1)	2,455,311
Accreted to income	(2,455,311)
Ending Balance June 30, 2012	$-

Non-Accretable Yield Discount
Beginning Balance December 31, 2011	$15,589,150
Reclassification to accretable(1)	2,455,311
Transferred to OREO	(4,987,269)
Ending Balance September 30, 2012	$13,057,192

(1)   Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $33.8 million or 6.28% to $573.1 million at September 30, 2012 from $539.3 million at December 31, 2011.  Commercial business loans decreased by $11.2 million (10.44%), commercial real estate loans increased by $51.3 million (18.79%), residential real estate loans decreased by $4.7 million (4.89%), real estate construction loans (primarily commercial real estate construction) increased by $435,082 (0.84%) and consumer loans decreased by $1.4 million (11.65%) from their respective balances at December 31, 2011. During the three month period ended September 30, 2012, loan growth was weaker than normal because we received approximately $20 million in payoffs in loans during the period which was approximately equivalent to the dollar amount of new loans generated during the period.  The loan growth during the nine month period was a direct result of our business development efforts as well as our enhanced presence in our market area.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team will continue to focus their efforts on business development during the remainder of 2012 and during 2013 and continue to grow the loan portfolio.  However, the current economic climate may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	September 30, 2012				December 31, 2011
	Legacy	Acquired	Total		Legacy	Acquired	Total

Real estate
Commercial	$257,162,870	$67,222,413	$324,385,283	56.25%	$200,955,448	$72,145,634	$273,101,082	50.36%
Construction	47,596,991	4,500,629	52,097,620	9.03	42,665,407	8,997,131	51,662,538	9.53
Residential	36,592,811	55,404,030	91,996,841	15.95	31,083,835	65,639,873	96,723,708	17.84
Commercial	85,323,845	10,622,298	95,946,143	16.64	90,795,904	16,329,991	107,125,895	19.75
Consumer	11,029,790	1,217,787	12,247,577	2.12	11,652,628	2,021,397	13,674,025	2.52
Gross loans	437,706,307	138,967,157	576,673,464	100.00%	377,153,222	165,134,026	542,287,248	100.00%
Allowance for loan losses	(4,469,166)	(24,582)	(4,493,748)		(3,693,636)	(47,635)	(3,741,271)
Deferred loan costs, net	967,685	-	967,685		751,689	-	751,689
Net loans	$434,204,826	$138,942,575	$573,147,401		$374,211,275	$165,086,391	$539,297,666

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have only one construction loan that has an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

Loans with Interest Paid From Loan Advances
(Dollars in thousands)

	September 30, 2012		December 31, 2011
	# of Borrowers	(000's)	# of Borrowers	(000's)
Hotels	1	$4,718	1	$2,093
Single family acquisition & development	-	-	1	1,418
	1	$4,718	2	$3,511

Management has identified additional potential problem loans totaling $13.2 million that are complying with their repayment terms.  Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

At September 30, 2012, we had two consumer loans past due 90 or more days, with loans totaling $83,550 that we have not classified as non-accrual.  The borrower on the first loan in the amount of $81,486 continues to pay the loan payments on a monthly basis.  We are currently in process of restructuring this loan.  The second loan is a credit card in the amount of $2,307 that we charged off in the fourth quarter.  We do not anticipate that we will incur losses on these loans.

At September 30, 2012, we had six non-accrual legacy loans with a total balance of $3.2 million compared to two legacy loans totaling $1.2 million at December 31, 2011.  At September 30, 2012, we also had a total of $2.3 million of legacy loans past due 30-89 days.

At September 30, 2012, we had 27 non-accrual acquired loans totaling $5.1 million compared to 17 non-accrual acquired loans totaling $4.6 million at December 31, 2011.  At September 30, 2012, we also had a total of $24,355 acquired loans on accrual status 30-89 days past due.

The table below outlines the transfer of loans from and to non-accrual status for the nine month period:

Non-Accrual Loans (Dollars in thousands)
	Legacy Loans		Acquired Loans		Total
	# of Contracts	Loan Balance	# of Contracts	Loan Balance	Loan Balance

Beginning Balance, December 31, 2011	2	$1,247	26	$4,583	$5,830
Transferred in	5	2,182	5	2,239	4,421
Payments received	-	-	(4)	(1,494)	(1,494)
Repossessed	-	-	-	-	-
Charged off	(1)	(278)	-	(249)	(527)
Transferred to other real estate owned	-	-	-	-	-
Ending balance, September 30, 2012	6	$3,151	27	$5,079	$8,230

 Non-Accrual Legacy Loans and Legacy Other Real Estate Owned

At September 30, 2012, we had six non-accrual legacy loans with a total recorded book balance of $3.2 million.  The first non-accrual legacy loan is a residential land acquisition and development loan secured by real estate.  The borrower and guarantor on this loan have filed bankruptcy.  During the first quarter of 2011, we charged $446,980 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337.   We subsequently identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the  carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012.  Therefore, during the first quarter of 2012, we charged an additional $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive.  At September 30, 2012, the balance on this loan was $969,337 and the non-accrued interest was $295,523, none of which was included in interest income.  The courts rejected the initial foreclosure. We have subsequently re-foreclosed on the property and received ratification of the sale in the third quarter. We anticipate that we will settle on this sale during the fourth quarter of 2012.

The second non-accrual legacy loan is a commercial real estate loan in the amount of $464,978.  The original purpose of this loan was to purchase a building for use as a fast food franchise.  The borrower on this loan executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  We transferred this loan to non-accrual status during the first quarter of 2012.  We are currently in negotiations with the landlord of the land and the borrower. We have received an appraisal that indicates the value of our interest in the property is higher than our loan balance. At this point, we are unable to ascertain the potential loss on this loan.  We have allocated $232,489 of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $20,082.

The third non-accrual legacy loan is a commercial real estate loan in the amount of $886,735.  The borrower’s business has insufficient cash flow to make payments on this loan.  We also transferred this loan to non-accrual status during the first quarter of 2012.  A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $44,948.

During the third quarter of 2012, we transferred a legacy commercial real estate loan in the amount of $352,478 to non-accrual status.  The borrower is delinquent with payments and would not provide current financial information.  A current appraisal indicates that the value of the real estate that is collateral for this loan is sufficient to provide payment in full and we expect to foreclose on this property.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $26,654.

During the third quarter of 2012, we also transferred a legacy residential real estate loan in the amount of $469,168 to non-accrual status.  The borrower is delinquent with payments and is experiencing financial difficulties.  A current appraisal indicates that the value of the real estate that is collateral for this loan is sufficient to provide payment in full and we plan to foreclose on this property.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $26,645.

The third loan that we transferred to non-accrual status in the third quarter is a commercial loan in the amount of $8,819. The borrower is experiencing cash flow problems. We have not allocated any of the allowance for loan losses to this loan. The non-accrued interest on this loan is $110.

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

Non-Accrual Acquired Loans and Other Real Estate Owned

At September 30, 2012, we had 27 non-accrual acquired loans totaling $5.0 million compared to 26 non-accrual acquired loans totaling $4.6 million at December 31, 2011.  Of these, the borrowers on 14 loans totaling $1.7 million are current according to their contractual terms and are generally making monthly payments, albeit in a slow manner.  The loans were placed on non-accrual by MB&T because of their slow payment history and/or the industry was significantly impacted by the weaknesses in the economy.

At December 31, 2011 and September 30, 2012, we had two borrowers owned by the same individual who had four loans totaling $775,000.  The borrower paid the fair value of these four loans during the first quarter of 2012 and there is no balance remaining in non-accrual.  However, there is still a contractual amount remaining on these loans.   We continue to work with the borrower for full repayment of the contractual amount.

At December 31, 2011 and September 30, 2012, we had one borrower with one note secured by commercial real estate and the fair value of the loan is $300,000.  We plan to foreclose on this property during the fourth quarter of 2012.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

At December 31, 2011 and September 30, 2012, we had one borrower with a loan secured by commercial real estate and the fair value of the loan is $250,000.  The borrower has filed a new bankruptcy plan and we are receiving payments from the bankruptcy court.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

At December 31, 2011, we had a loan in the amount of $347,474 that was transferred to non-accrual during the fourth quarter of 2011.  Commercial real estate secures this loan and the fair value of the loan, as of September 30, 2012, is $316,973. We were awarded a confess judgment against the borrower and are working towards foreclosure of the property.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying cost or expenses to sell.

We transferred another loan to non-accrual status during the fourth quarter of 2011.  This loan was unsecured and the fair value of the loan was $47,635.  We charged this loan to the allowance for loan losses during the first quarter of 2012.

During the first quarter of 2012, we transferred three acquired loans totaling $1.2 million for two borrowers to non-accrual status.  The first acquired loan is to one borrower who had two loans totaling $936,243.  This borrower is the same borrower discussed above in the legacy non-accrual loans.  The original purpose of the loans was to purchase and equip a building for use as a fast food franchise.  The borrower on these loans executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  We have completed negotiations with the landlord and are attempting to locate a tenant to occupy this facility. We have received an appraisal that indicates the value of our interest is greater than the book value of the loan. At this point, we are unable to ascertain the potential loss on this loan.  We have allocated $578,243 of the allowance for loan losses for these loans.  The non-accrued interest on these loans is $63,464.

The borrower on the third loan transferred during the first quarter of 2012 to non-accrual status is a loan secured by commercial real estate and four residential lots with a fair value of $241,624.  This loan has matured. We are in litigation with the borrower.  Assuming we prevail in litigation, we anticipate we will receive payment in full either by foreclosing on the collateral and selling the properties or through receipt of payment from the borrower. The non-accrued interest on this loan is $40,284

During the second quarter of 2012, we transferred an acquired loan in the amount of $23,669 to non-accrual status. The borrower has filed for bankruptcy and we have charged this loan off.

During the third quarter of 2012, we transferred an acquired loan in the amount of $1.0 million to non-accrual status.  The borrower on this loan is experiencing marital and financial difficulties.  A residential property is collateral on this loan.  Unless the borrower resolves these problems, we anticipate we will foreclose on this loan.  We are currently in the process of obtaining an appraisal of the property and have not allocated any of the allowance for loan loss.  The non-accrued interest on this loan is $27,440.

We classify any property acquired as a result of foreclosure on a mortgage loan as “other real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value.   We charge any required write down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure.  We charge to expense any subsequent adjustments to net realizable value.  Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property generally on an annual basis and external inspections on at least a quarterly basis.

As required by ASC Topic 310-Receivables and ASC Topic 450-Contingencies, we measure all impaired loans, which consist of all modified loans (TDRs) and other loans for which collection of all contractual principal and interest is not probable, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, we recognize impairment through a valuation allowance and corresponding provision for loan losses.  Old Line Bank considers consumer loans as homogenous loans and thus does not apply the impairment test to these loans.  We write off impaired loans when collection of the loan is doubtful.

The table below presents a breakdown of the recorded book balance of non-accruing loans at September 30, 2012 and December 31, 2011.

Loans on Non-accrual Status
	September 30, 2012				December 31, 2011
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	3	$1,704,191	$1,704,191	$91,684	-	$-	$-	$-
Construction	1	1,616,317	969,337	295,523	1	1,616,317	1,169,337	212,484
Residential	1	469,168	469,168	14,743	-	-	-	-
Commercial	1	8,819	8,819	110	1	77,975	77,975	1,735
Consumer	-	-	-	-	-	-	-	-
Total non-accrual loans	6	3,798,495	3,151,515	402,060	2	1,694,292	1,247,312	214,219

Acquired (1)
Real Estate
Commercial	10	5,572,787	2,425,846	956,852	7	6,417,444	2,288,900	1,164,630
Construction	4	2,638,683	100,000	547,556	2	2,815,452	1,184,146	255,560
Residential	9	4,104,971	2,295,610	464,764	4	2,606,151	1,019,942	241,093
Commercial	4	369,592	257,388	58,636	4	327,414	90,039	33,041
Consumer	-	-	-	-	-	-	-	-
Total non-accrual loans	27	12,686,033	5,078,844	2,027,808	17	12,166,461	4,583,027	1,694,324
Total all non-accrual loans	33	$16,484,528	$8,230,359	$2,429,868	19	$13,860,753	$5,830,339	$1,908,543
(1)
Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment.  These loans are not performing according to their contractual terms and meet our definition of a non-performing loan.  The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as non-accrual.

We do not recognize interest income on non-performing loans during the time period that the loans are non-performing on either a cash or accrual basis.  We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principal and interest and the loan is current with its contractual terms.

The table below outlines our TDRs at September 30, 2012 and December 31, 2011.

Troubled Debt Restructurings
	September 30, 2012			December 31, 2011

Accruing Troubled Debt Restructurings	# of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Legacy
Real Estate	1	$499,122	$498,186	3	$5,037,879	$5,037,879
Consumer	-	-	-	1	142,671	142,671
Acquired
Real Estate	1	152,848	152,843	1	152,848	152,848
Commercial	1	91,552	91,552	-	-	-
Consumer	1	1,346	90	1	1,346	1,240
Total Troubled Debt Restructurings	4	$744,868	$742,671	6	$5,334,744	$5,334,638

At December 31, 2011, we had four legacy accruing TDRs totaling $5.2 million and two acquired TDRs totaling $154,088. Three of the legacy accruing TDRs became TDRs during the twelve month period ended December 31, 2011. Two of these legacy TDRs were the result of providing the borrower with payment of interest only for a period of time at the end of which they would return to their original contractually required payments. One of the TDRs was the result of reduction in the interest rate assessed on the loan. The acquired TDRs occurred as a result of the acquisition of MB&T on April 1, 2011, and were both provided deferrals by MB&T.

At September 30, 2012, we had one legacy TDR totaling $499,122. During the nine month period, we received payment in full on one TDR totaling $282,862. Two TDRs totaling $4.4 million had returned to their contractually required payments of principal and interest. The borrower had paid as agreed for nine months and we removed them from TDR status. We received payments of $1,150 on the acquired TDRs during the nine month period. There were no other changes to TDRs for the nine month period.

We factor our TDRs into our allowance for loan losses by individually evaluating each TDR for impairment and including any required amounts in the respective portfolio’s segment for the allowance for loan losses. At December 31, 2011, $334,137 of the allowance for loan losses was attributed to TDRs. As a result of the reduction in TDRs at September 30, 2012, we had reduced the allocation for TDRs included in the allowance for loan losses to $25,000.

Bank owned life insurance

We have invested $16.8 million in life insurance policies on our executive officers, other officers of the Bank, and retired officers of MB&T. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as that MB&T had entered into with its executive officers.  During the first nine months of 2012, the cash surrender value of the insurance policies increased by $341,141 as a result of earnings on these policies.  There are no post retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $219,439 liability associated with the post retirement death benefits of the BOLI policies acquired from MB&T.

Goodwill

During the second quarter of 2011, we recorded goodwill of $116,723 associated with the acquisition of Maryland Bankcorp.  This amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.  During the third quarter of 2011, the goodwill increased $25,000 as a result of additional liabilities that we identified during the period.  During the fourth quarter of 2011, we received a valuation of the pension plan asset at acquisition date and at December 31, 2011.  As a result of this valuation, in the fourth quarter of 2011, we recorded a $492,067 increase to goodwill to reflect the costs incurred by the pension plan as of the acquisition date.  During the third quarter of 2012, we evaluated goodwill for impairment as required by the accounting guidance and there was no impairment.

Core deposit intangible

As a result of the acquisition of Maryland Bankcorp, during the second quarter of 2011, we recorded a core deposit intangible of $5.0 million.  This amount represented the premium that we paid to acquire MB&T’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  At September 30, 2012, the core deposit intangible was $3.9 million.

Deposits

We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At September 30, 2012, the deposit portfolio had increased to $731.1 million, a $40.3 million or 5.84% increase over the December 31, 2011 level of $690.8 million.  Non-interest bearing deposits increased $15.2 million during the period to $185.3 million from $170.1 million primarily because we established new relationships during the period and expanded upon existing ones.  Interest-bearing deposits rose $25.1 million to $545.7 million from $520.6 million.  The increase in interest bearing deposits was primarily the result of increased depository relationships with local municipalities and state organizations, with the vast majority placed in reciprocal deposits obtained through the Promontory Interfinancial Network. The following table outlines the increase in interest bearing deposits:

	September 30,	December 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$310,756	$336,068	$(25,312)	(7.53	) %
Interest bearing checking	172,881	123,907	48,974	39.52
Savings	62,094	60,654	1,440	2.37
Total	$545,731	$520,629	$25,102	4.82%

We acquire brokered certificate of deposits through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At September 30, 2012, we had $53.0 million in CDARS and $63.5 million in money market accounts through Promontory’s reciprocal deposit program compared to $24.8 million and $14.1 million, respectively, at December 31, 2011.  At September 30, 2012, we had received $30.2 million in deposits through the Promontory network that were not reciprocal deposits compared to $52.0 million at December 31, 2011.  We had no other brokered certificates of deposit as of September 30, 2012 and December 31, 2011.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings

Old Line Bancshares has available a $3 million unsecured line of credit.  Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $24.5 million as of September 30, 2012 and December 31, 2011.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $241.7 million at September 30, 2012.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $88.8 million of borrowings.  Of this, we had borrowed $10.0 million at September 30, 2012.  We may increase availability by providing additional collateral.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2011, Old Line Bank had $7.7 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.20% and $20.9 million outstanding in secured promissory notes with an average interest rate of 0.50%.  We recorded these secured promissory notes with the acquisition of MB&T.  At September 30, 2012, Old Line Bank had $7.9 million outstanding in short term unsecured promissory notes with an average interest rate of 0.20% and $26.6 million in secured promissory notes with an average interest rate of 0.40%.

At September 30, 2012 and December 31, 2011, Old Line Bank had two advances in the amount of $5.0 million each, from the FHLB totaling $10.0 million.

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

The following table outlines our borrowings as of September 30, 2012 and December 31, 2011.

	Borrowings
	September 30, 2012			December 31, 2011
	Amount	Rate	Maximum Amount Borrowed During Any Month End Period	Amount	Rate	Maximum Amount Borrowed During Any Month End Period
Short term promissory notes	$7,955,759	0.20%	$9,003,445	$7,784,561	0.20%	$12,271,568
Repurchase agreements	26,588,849	0.40%	27,535,986	20,888,096	0.50%	22,979,870
FHLB advance due Dec. 2012	5,000,000	3.36%	5,000,000	5,000,000	3.36%	5,000,000
FHLB advance due Dec. 2012	5,000,000	3.12%	5,000,000	5,000,000	3.12%	5,000,000
Total short term borrowings	$44,544,608		$46,539,431	$38,672,657		$45,251,438

Senior note, fixed at 6.28%	6,216,463	6.28%		6,284,479	6.28%
Total long term borrowings	$6,216,463			$6,284,479

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At September 30, 2012 and December 31, 2011, Pointer Ridge had borrowed $6.2 million under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On September 30, 2012, we had $43.8 million in cash and due from banks, $26,137 in interest bearing accounts, and $908,495 in federal funds sold.  As of December 31, 2011, we had $43.4 million in cash and due from banks, $119,235 in interest bearing accounts and $83,114 in federal funds sold.

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

Capital

Our stockholders’ equity amounted to $74.4 million at September 30, 2012 and $68.5 million at December 31, 2011.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity increased during the nine month period primarily because of net income available to common stockholders of $5.8 million, the $782,034 after tax unrealized gains on available for sale securities, the $135,381 adjustment for stock based compensation awards, and $23,132 in proceeds from stock options exercised. These items were partially offset by the $819,512 common stock cash dividend.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2012 and December 31, 2011, are as follows:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$45,516	$46,966
Real estate-undisbursed development and construction	32,200	21,398
Consumer	13,871	13,195
	$91,587	$81,559
Standby letters of credit	$11,368	$8,226

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

Commitments for real estate development and construction, which totaled $32.2 million, or 35.16% of the $91.6 million of outstanding commitments at September 30, 2012, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended September 30, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$8,536,777	4.51%	4.35%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	241,934	0.13	0.13
Loans	154,018	0.08	0.08
Total tax equivalent adjustment	395,952	0.21	0.21
Tax equivalent interest yield	$8,932,729	4.72%	4.56%

Three months ended September 30, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$8,344,575	4.91%	4.70%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	116,863	0.07	0.07
Loans	58,273	0.03	0.03
Total tax equivalent adjustment	175,136	0.10	0.10
Tax equivalent interest yield	$8,519,711	5.01%	4.80%

Nine months ended September 30, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$24,762,576	4.52%	4.33%
Tax equivalent adjustment
Federal funds sold	1	-	-
Investment securities	641,197	0.12	0.12
Loans	307,050	0.05	0.05
Total tax equivalent adjustment	948,248	0.17	0.17
Tax equivalent interest yield	$25,710,824	4.69%	4.50%

Nine months ended September 30, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$19,403,012	4.58%	4.36%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	249,666	0.05	0.05
Loans	115,876	0.03	0.03
Total tax equivalent adjustment	365,542	0.08	0.08
Tax equivalent interest yield	$19,768,554	4.66%	4.44%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including anticipated expenses in connection with termination of the MB&T employee pension plan, reversing the valuation allowance for the deferred tax asset recorded at the acquisition of Maryland Bankcorp, our pending merger with WSB and the anticipated timing of and impact on Old Line Bancshares of such acquisition, including our expectation that the merger will be accretive to earnings within three quarters of closing, branch retention and expansion intentions, continued expansion of our service and market area, retention of former MB&T personnel, anticipated non-interest expenses in future periods (including changes as a result of the merger with Maryland Bankcorp and the pending merger with WSB), changes in earnings, impact of new accounting guidance, continued increases in net interest income, hiring and acquisition possibilities, maintenance of our net interest margin, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, deposit, asset, balance sheet and earnings growth, growth in new and existing customer relationships, potential increases in certain components of non-interest income, sale of existing other real estate owned and anticipated gains from such sales, expected losses on and our intentions with respect to our investment securities, anticipated losses on potential problem loans, expected settlement of property during the fourth quarter of 2012 for which we received ratification of our re-foreclosure in the third quarter with respect to one non-accrual loan, our anticipated foreclosure on properties securing other non-accrual loans and anticipated losses (or lack thereof) on other non-accrual loans, earnings on BOLI, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the risk that necessary stockholder and regulatory approvals for the pending merger with WSB will not be obtained; the risk that the pending lawsuit regarding the merger will delay or preclude the merger; the risk that Old Line Bancshares may fail to realize all of the anticipated benefits of the merger; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 13, 2012.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2012.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.         Legal Proceedings

On September 27, 2012, a complaint was filed by Rosalie Jones both individually and on behalf of a putative class of WSB stockholders, in the Circuit Court for Prince George’s County, Maryland, against WSB and its Directors and Old Line Bancshares. The complaint seeks to enjoin the pending merger between Old Line Bancshares and WSB and alleges, among other things, that the members of WSB’s Board of Directors breached their fiduciary duties by agreeing to sell WSB for inadequate and unfair consideration and pursuant to an unfair process and that WSB and Old Line Bancshares aided and abetted such breaches. Please refer to our Current Report on Form 8-K filed October 26, 2012 for further information relating to the lawsuit.

At September 30, 2012, we were not involved in any legal proceedings, other than as discussed above, the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in the risk factors from those disclosed in our Registration on Form S-4 filed with the Securities and Exchange Commission on November 9, 2012.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Mine Safety Disclosures

Not applicable

Item 5.        Other Information

None

Item 6.        Exhibits

2.1
Agreement and Plan of Merger, dated as of September 10, 2012, by and between Old Line Bancshares, Inc. and WSB Holdings, Inc., and Amendment No 1 thereto (Incorporated by reference from Annex A of Old Line Bancshares’ Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 13, 2012).

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

Old Line Bancshares, Inc.

Date: November 14, 2012	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Christine M. Rush
Christine M. Rush, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)