Form 10-K
period 2012-12-31
OLD LINE BANCSHARES INC
filed 2013-03-29
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
☐ Yes ☑ No

The aggregate market value of the common equity held by non-affiliates was $56.9 million as of June 30, 2012 based on a sales price of $10.27 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2012 as reported by the NASDAQ Stock Market LLC.

The number of shares outstanding of the issuer’s Common Stock was 6,845,432 as of March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
None

OLD LINE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

PART II

PART III

PART IV
Item 15.	Exhibits, Financial Statement Schedules	167

PART I

Item 1.	Business

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $653,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”).  We own 62.50% of Pointer Ridge.

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

We are headquartered in Bowie, Maryland, approximately 10 miles east of Andrews Air Force Base and 20 miles east of Washington, D.C.  We engage in a general commercial banking business, making various types of loans and accepting deposits.  We market our financial services to small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients.  Our current primary market area is the suburban Maryland (Washington, D.C. suburbs) counties of Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s.  We also target customers throughout the greater Washington, D.C. metropolitan area.  Our branch offices generally operate six days per week from 8:00 a.m. until 7:00 p.m. on weekdays and from 8:00 a.m. until noon on Saturday.  None of our branch offices are open on Sunday.

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

Recent Business Developments

Pending Merger Agreement with Washington Savings Bank

As we have previously announced, Old Line Bancshares entered into an agreement and plan of merger with WSB Holdings, Inc. (“WSB”), the holding company of The Washington Savings Bank, on September 10, 2012. We plan to complete the merger during the second quarter of 2013.  This combination will create a $1.2 billion banking institution and will allow us to expand our financial services with the addition of a successful and growing mortgage origination team.  We also anticipate that the acquisition and integration of WSB will enhance the liquidity of our stock as well as our overall financial condition and operating performance.

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

On February 5, 2013, the defendants entered into a memorandum of understanding with the plaintiff regarding settlement of all claims asserted on behalf of the alleged class of WSB Holdings stockholders.  In connection with the settlement contemplated by the memorandum of understanding, the litigation and all claims asserted in such litigation will be dismissed subject to court approval.  The proposed settlement terms require Old Line Bancshares and WSB to make certain additional disclosures related to the merger, which disclosures are included in this joint proxy statement/prospectus.  The parties also agreed that plaintiffs may seek attorneys’ fees and costs in an as yet undetermined amount, with the defendants to pay such fees and costs if and to the extent they are approved by the court.  The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to WSB’s stockholders.  If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

Old Line Financial Services

In June 2012, we established Old Line Financial Services as a division of Old Line Bank and hired an individual with over 25 years of experience to manage this division.  Old Line Financial Services allows us to expand the services we provide our customers to include retirement planning and products.  Additionally, this division offers investment services including investment management, estate and succession planning and allows our customers to directly purchase individual stocks, bonds and mutual funds.  Through this division customers may also purchase life insurance, long term care insurance and key man/woman insurance.

Merger with Maryland Bankcorp, Inc.

On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”). We converted each share of common stock of Maryland Bankcorp into the right to receive, at the holder’s election, $29.11 in cash or 3.4826 shares of Old Line Bancshares’ common stock. We paid cash for any fractional shares of Old Line Bancshares’ common stock and an aggregate cash consideration of $1.0 million.  The total merger consideration was $18.8 million.

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

Branch Expansion Developments

The acquisition of MB&T added ten full service branches to Old Line Bank’s existing ten branch network, enhanced our presence in Charles County and established a branch network in St. Mary’s and Calvert Counties. We subsequently closed one of the branches in Charles County.

In March 2013, we plan to close our Old Line Centre branch. We expect to consolidate the customer accounts located at this branch into one of our other two Waldorf locations. We also plan to employ the staff of this branch in other areas or branches of the bank.

On January 2, 2011, we executed an agreement to lease 3,682 square feet of space on the 1st floor of an office building, plus the area comprising the drive-thru banking facilities, located at 2530 Riva Road in Annapolis, Maryland.  We moved our then current Annapolis branch to this new location during the second quarter of 2011.

Expansion of Commercial, Construction and Commercial Real Estate Lending

During the second quarter of 2013, we plan to open a loan production office located at 12501 Prosperity Drive, Suite 215, Silver Spring, in Montgomery County, Maryland.  We have hired a Senior Vice President with over 30 years of banking experience to lead this office.  This office will allow us to expand our services to the Montgomery County market.

The acquisition of MB&T also significantly expanded our lending operations.  As a result of the acquisition, we added a loan production office in Lexington Park, St. Mary’s County, Maryland, and a loan production office in Prince Frederick, Calvert County, Maryland and consolidated MB&T’s Waldorf, Charles County, Maryland loan production office into our existing Waldorf loan production office.  This consolidation expanded our presence in Charles County, Maryland.

As anticipated, the acquisition, the addition of new lenders and our new branches caused an increase in non-interest expenses in 2012.  As a result of the addition of these individuals and branches, however, we also experienced an increased level of loan and deposit growth during 2012 that we expect will continue for the foreseeable future, which has provided and we expect will continue to provide increased interest income that exceeds their non-interest expenses.

Location and Market Area

We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Anne Arundel, Calvert, Charles, Prince George’s, Montgomery and St. Mary’s.  The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector.

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

As previously mentioned, during the second quarter of 2013 we plan to open a loan production office in Montgomery County, Maryland.  Montgomery County is located just to the north of Washington DC, and is adjacent to Frederick, Howard and Prince George’s Counties in Maryland and Loudoun and Fairfax Counties in Virginia.  Montgomery County is an important business and research center and is the third largest biotechnology cluster in the United States.  The US Department of Health and Humans Services, US Department of Defense, and the US Department of Commerce are among the top county employers.  Several large firms are also based in the county, including Marriott International, Lockheed Martin, GEICO, Discovery Communications and the Travel Channel.  Montgomery County has the tenth highest median household income in the U.S., and the second highest in the state of Maryland.

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

Consumer Installment Lending

Luxury Boat Loans. We offer various types of secured and unsecured consumer loans.  Prior to 2008, a primary aspect of our consumer lending was financing for luxury boat purchases.  Although we continue to maintain a portfolio totaling approximately $7.0 million of these loans and would consider making such loans in the future if borrowers were to apply for them, we have not originated any substantive new marine loans since the third quarter of 2007.  These loans entail greater risks than residential mortgage lending because the boats that secure these loans are depreciable assets.  Further, payment on these loans depends on the borrower’s continuing financial stability.  Job loss, divorce, illness or personal bankruptcy may adversely impact the borrower’s ability to pay.  To mitigate these risks, we had more stringent underwriting standards for these loans than for other installment loans.  As a general guideline, the individual’s debt service should not exceed 36% of his or her gross income, the individual must own a home, have stability of employment and residency, verifiable liquidity, satisfactory prior credit repayment history and the loan to value ratio may not exceed 85%.  To ascertain value, we generally received a survey of the boat from a qualified surveyor and/or a current purchase agreement and compared the determined value to published industry values.  The majority of these boats are United States Coast Guard documented vessels and we obtained a lien on the vessel with a first preferred ship mortgage, where applicable, or a security interest on the title.

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

Many of the loans that we acquired from MB&T do not adhere to the stringent underwriting standards that we maintain.  Accordingly, during our due diligence process, we evaluated these loans using our underwriting standards and discounted the book value of these loans.  This discounted book value was subsequently incorporated into our initial purchase price.  Where appropriate, we have risk rated all of the acquired loans to correlate with the risk ratings used in the legacy loan portfolio.

Lending Limit.  As of December 31, 2012, our legal lending limit for loans to one borrower was approximately $10.6 million.  As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions.  This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure.  However, this strategy may not always be available.

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

We actively monitor our investment portfolio and we usually classify investments in the portfolio as “available for sale.”  In general, under such a classification, we may sell investment instruments as management deems appropriate.  On a monthly basis, we “mark to market” the investment portfolio through an adjustment to stockholders’ equity net of taxes.  Additionally, we use the investment portfolio to balance our asset and liability position.  We invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.

Other Banking Products

We offer our customers safe deposit boxes, wire transfer services, debit cards, prepaid cards, automated teller machines at all of our branch locations, investment services and credit cards through a third party processor.  Additionally, we provide Internet banking capabilities to our customers.  With our Internet banking service, our customers may view their accounts on line and electronically remit bill payments.  Our commercial account services include direct deposit of payroll for our commercial clients’ employees, an overnight sweep service, lockbox services and remote deposit capture service. We also provide our customers investment services including investment management, estate and succession planning and brokerage services.

Deposit Activities

Deposits are the major source of our funding.  We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit.  We believe that we pay competitive rates on our interest bearing deposits.  As a relationship oriented organization, we generally seek to obtain deposit relationships with our loan clients.

As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure.  We do use brokered deposits as a funding mechanism.  Our primary source of brokered deposits is the  Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account and money market registry services, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network.  During 2010, we also purchased brokered certificates of deposit from other sources.  We did not purchase brokered deposits from any other source in 2011 or 2012.

Competition

The banking business is highly competitive.  We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our primary market area and elsewhere.

We believe that we have effectively leveraged our talents, contacts and location to achieve a strong financial position.  However, our primary market area is highly competitive and heavily branched.  Competition in our primary market area for loans to small and medium sized businesses, entrepreneurs, professionals and high net worth clients is intense, and pricing is important.  Many of our competitors have substantially greater resources and lending limits than we do and offer extensive and established branch networks and other services that we do not offer.  Moreover, larger institutions operating in our primary market area have access to borrowed funds at a lower rate than is available to us.  Deposit competition also is strong among institutions in our primary market area.  As a result, it is possible that to remain competitive we may need to pay above market rates for deposits.

Employees

As of March 1, 2013, Old Line Bank had 161 full time and 21 part time employees.  No collective bargaining unit represents any of our employees and we believe that relations with our employees are good.  Old Line Bancshares, Inc. has no employees.

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

Old Line Bancshares, Inc.

Old Line Bancshares, Inc. is a Maryland corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended.  We are subject to regulation and examination by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”), and are required to file periodic reports and any additional information that the Federal Reserve Board may require.  The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities closely related to banking or managing or controlling banks.

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

The Federal Reserve Board must approve, among other things, the acquisition by a bank holding company of control of more than 5% of the voting shares, or substantially all the assets, of any bank or bank holding company or the merger or consolidation by a bank holding company with another bank holding company.  In general, the Bank Holding Company Act limits the business of bank holding companies to banking, managing or controlling banks, furnishing services for its authorized subsidiaries, and engaging in activities that the Federal Reserve Board has determined, by order or regulation, to be so closely related to banking and/or managing or controlling banks as to be properly incident thereto.  Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to banking include servicing loans, performing certain data processing services, acting as a fiduciary, investment or financial advisor, and making investments in corporations or projects designed primarily to promote community welfare.

The Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert, to file a written notice with the Federal Reserve Board before the person or persons acquire direct or indirect “control” of a bank or bank holding company.  As a general matter, a party is deemed to control a bank or bank holding company if the party owns or controls 25% or more of any class of voting stock.  Subject to rebuttal, a party may be presumed to control a bank or bank holding company if the investor owns or controls 10% or more of any class of voting stock.  Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes.  If a party’s ownership of Old Line Bancshares, Inc. were to exceed the above thresholds, the investor could be deemed to “control” Old Line Bancshares, Inc. for regulatory purposes.  This could subject the investor to regulatory filings or other regulatory consequences.

The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “Capital Adequacy Guidelines.” The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

The Federal Reserve Board and the Maryland Commissioner of Financial Regulation (the “Commissioner”) regularly examine the operations and condition of Old Line Bancshares.  In addition, the Federal Reserve Board and the Commissioner have enforcement authority over Old Line Bancshares, which includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent Old Line Bancshares from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

The status of Old Line Bancshares, Inc. as a registered bank holding company under the Bank Holding Company Act of 1856, as amended, does not exempt it from certain federal and state laws and regulations applicable to Maryland corporations generally, including, without limitation, certain provisions of the federal securities laws.

Old Line Bank

Old Line Bank is a Maryland chartered trust company (with all of the powers of a commercial bank), and is a member of the Federal Reserve System.  Deposits of Old Line Bank are insured to the maximum legal limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  It is subject to regulation, supervision and regular examination by the Commissioner and the Federal Reserve Board.  The regulations of these various agencies govern most aspects of Old Line Bank’s business, including required reserves against deposits, lending, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices.  In addition, Old Line Bank is subject to numerous federal, state and local laws and regulations that set forth specific requirements with respect to extensions of credit, credit practices, disclosure of credit terms, and discrimination in credit transactions.

The Federal Reserve Board and the Commissioner regularly examine the operations and condition of Old Line Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices.  These examinations are for the protection of Old Line Bank’s depositors and the Deposit Insurance Fund. In addition, Old Line Bank is required to furnish quarterly and annual reports to the Federal Reserve Board.  The Federal Reserve Board's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

The Federal Reserve Board has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.  See “– Capital Adequacy Guidelines.”  Federal Reserve Board regulations and State law limit the amount of dividends that Old Line Bank may pay to Old Line Bancshares, Inc.  See “– Dividends.”

The Dodd-Frank Act

The Dodd-Frank Act, enacted in 2010, will have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector.

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•
Source of strength.  The Dodd-Frank Act codified the Federal Reserve Board’s “source of strength” doctrine, requiring that every bank holding company and savings and loan holding company must serve as a source of strength for each of its depository institution subsidiaries.  The regulatory agencies must issue regulations that implement this requirement, including by requiring that all bank and savings and loan holding companies provide capital, liquidity and other support to their depository institution subsidiaries in times of financial stress.  Under this requirement, Old Line Bancshares in the future could be required to provide financial assistance to Old Line Bank should Old Line Bank experience financial distress.

•
Mortgage loan origination and risk retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs.  For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower’s ability to repay.  In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•
Consumer Financial Protection Bureau (“CFPB”).  The Dodd-Frank Act created a new independent CFPB within the Federal Reserve Board.  The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services.  The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  For banking organizations with assets under $10 billion, like Old Line Bank, the Federal Reserve Board, as Old Line Bank’s primary federal regulator, will continue to have examination and enforcement authority under federal consumer financial law.  In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.  Compliance with any such new regulations would increase our cost of operations.

•
Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits and provided unlimited deposit insurance through December 31, 2012 for noninterest-bearing transaction accounts. As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts expired on December 31, 2012.  The Dodd-Frank Act also extended until January 1, 2013, federal deposit insurance coverage for the full net amount held by depositors in noninterest bearing transaction accounts.  Amendments to the Federal Deposit Insurance Act (“FDIA”) broadened the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund are calculated.  These provisions could increase the FDIC deposit insurance premiums paid by Old Line Bank.

•
Enhanced lending limits.  The Dodd-Frank Act strengthened the existing limits on a depository institution’s credit exposure to one borrower.  Federal banking law prohibits a depository institution’s ability to extend credit to one person (or group of related persons) in amounts that exceed certain thresholds.  The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•
Corporate governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Old Line Bancshares. The Dodd-Frank Act provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials and directs the SEC and national securities exchanges to adopt rules that: (1) provide stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) will enhance independence requirements for compensation committee members; and (3) will require companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

Many of the requirements of the Dodd-Frank Act will be implemented over time and the full extent of the impact such requirements will have on our operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.  Failure to comply with the new requirements may negatively impact our results of operations and financial condition.  While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

 Capital Adequacy Guidelines

The federal bank regulatory agencies have adopted risk based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications.  Risk based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off balance sheet items.  Pursuant to the Federal Deposit Insurance Corporation Improvement Act the agencies have established five capital tiers for depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  Failure to meet minimum capital requirements can initiate certain discretionary, and under certain circumstances, mandatory, actions by regulators that could have a direct material adverse effect on Old Line Bank’s financial condition.  On June 12, 2012, the federal bank regulatory agencies issued proposed new capital rules that would implement the Basel III regulatory reforms and provisions of the Dodd-Frank Act that require the agencies to establish minimum risk-based and leverage capital requirements.  See “– Proposed New Capital Rules.”  If adopted, these new regulatory requirements would generally increase the levels of capital that Old Line Bancshares and Old Line Bank will be required to maintain in order to meet regulatory minimums, engage in certain transactions, and make dividend payments.

Banks and bank holding companies are expected to maintain minimum ratios of capital to risk-weighted assets.  There are two main categories of capital under the guidelines.  Tier 1 capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock), less goodwill and certain other deductions.  Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for credit losses.  Tier 2 capital is limited to the amount of Tier 1 capital.  Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets that are typically held by a commercial bank, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans, to 200% for certain non- investment grade investments.

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

In addition to the risk based capital requirements, the federal bank regulatory agencies have established a minimum 3.0% leverage capital ratio (Tier 1 capital to total adjusted assets) requirement for the most highly rated banks and bank holding companies, with an additional cushion of at least 100 to 200 basis points for all other banks and bank holding companies, which effectively increases the minimum leverage capital ratio for such other banks to 4.0% - 5.0% or more.  Under the applicable regulations, the highest rated banks and bank holding companies are those that the federal bank regulatory agencies determine are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization.

A bank or bank holding company that has less than the minimum leverage capital ratio requirement must submit, to the applicable regulator for review and approval, a reasonable plan describing the means and timing by which the bank or bank holding company will achieve its minimum leverage capital ratio requirement.  A bank or bank holding company that fails to file such a plan is deemed to be operating in an unsafe and unsound manner and could be subject to a cease-and-desist order.

Under federal prompt corrective action regulations, the Federal Reserve Board is authorized and, under certain circumstances required, to take supervisory actions against state member banks that are not adequately capitalized. Under these regulations, a bank is considered to be (i) “well capitalized” if it maintains a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and Tier I leverage capital of 5.0% or greater (measured as tier 1 capital to adjusted total assets), and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2.0%.  Under certain circumstances, the Federal Reserve Board may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Reserve Board may not reclassify a significantly undercapitalized institution as critically undercapitalized).  The Federal Reserve Board may set higher capital requirements for an individual institution when particular circumstances warrant.

Currently, Old Line Bank is well capitalized.

As an additional means to identify problems in the financial management of depository institutions, the FDIA requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator.  The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation.  The agencies are authorized to take action against institutions that fail to meet such standards.

Proposed New Capital Rules

On June 12, 2012, the federal bank regulatory agencies adopted notices of proposed rulemaking in which they proposed to revise their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (BCBS) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”).  If adopted, the new requirements would introduce new tier 1 common equity ratio requirements of 4.5% and 6.5%, net of regulatory deductions, for adequately capitalized and well-capitalized institutions, respectively, and would also establish more conservative standards for including an instrument in regulatory capital.  The new requirements would also introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%, the minimum tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%.  An institution’s failure to achieve these minimum levels including the capital conservation buffer would restrict the institution’s ability to make capital distributions, including dividends, and to make certain discretionary bonus payments to executive officers.  The regulatory agencies also reserve the right to require capital ratios for individual institutions that are higher than these minimums depending on the institution’s individual circumstances.  The new requirements would also assign new risk weight categories for certain assets, most notably residential mortgage loans, high volatility commercial real estate loans, and past due assets.  These new risk weightings may require banks and bank holding companies to maintain additional capital against assets in those categories and may introduce more volatility in their capital ratios.

If adopted in their proposed form, the requirements will be phased in over a multi-year period.  The ultimate impact of the new capital and liquidity standards on us is currently being reviewed and will depend on a number of factors, including the final rulemaking and implementation by the bank regulatory agencies.  We cannot determine the ultimate effect that the final regulations, if enacted, would have upon our earnings or financial position.

Deposit Insurance

The deposits of Old Line Bank are insured up to applicable limits per insured depositor by the FDIC.  The Dodd-Frank Act permanently increased the FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000.  In November 2010, as required by the Dodd-Frank Act, the FDIC issued a Final Rule that provides for unlimited insurance coverage of non-interest bearing demand transaction accounts, regardless of the balance of the account, through December 31, 2012.  On January 18, 2011, the FDIC issued a Final Rule to include Interest on Lawyer Trust Accounts (“IOLTAs”) in the temporary unlimited insurance coverage for non-interest bearing demand transaction accounts.  This temporary unlimited insurance coverage replaces the Transaction Account Guarantee Program (TAGP), which expired on December 31, 2010.  Unlike the TAGP, there is no special assessment associated with the temporary unlimited insurance coverage, nor may institutions opt out of the unlimited coverage.

Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Deposit Insurance Assessments

Under current FDIC regulations, each depository institution is assigned to a risk category based on capital and supervisory measures.  In 2009, the FDIC revised the method for calculating the assessment rate for depository institutions by introducing several adjustments to an institution’s initial base assessment rate.  A depository institution is assessed premiums by the FDIC based on its risk category and the amount of deposits held. On February 7, 2011, the FDIC approved a final rule on Assessments, Dividends, Assessment Base and Large Bank Pricing (“Rule”).  The Rule, mandated by the Dodd-Frank Act, changes the deposit insurance assessment system from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity.  In addition, the Rule adopts a “scorecard” assessment scheme for larger banks and suspends dividend payments if the Deposit Insurance Fund reserve ratio exceeds 1.5%, but provides for decreasing assessment rates when the Deposit Insurance Fund reserve ratio reaches certain thresholds.  Under the Rule, larger insured depository institutions will likely be forced to pay higher assessments to the Deposit Insurance Fund than under the old system, which should offset the cost of the assessment increases for institutions with consolidated assets of less than $10 billion, such as Old Line Bank.

The Emergency Economic Stabilization Act of 2008

In the third quarter of 2008, the Federal Reserve Board, the U.S. Treasury and the FDIC initiated measures to stabilize the financial markets and to provide liquidity for financial institutions.  The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorized the U.S. Treasury to provide funds to restore liquidity and stability to the U.S. financial system.  Under the authority of EESA, the U.S. Treasury instituted a voluntary capital purchase program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers to support the U.S. economy.  Under the program, the U.S. Treasury purchased senior preferred shares of financial institutions that pay cumulative dividends at a rate of 5% per year for five years and thereafter at a rate of 9% per year.  On December 5, 2008, Old Line Bancshares issued to the U.S. Treasury $7 million of Series A Preferred Stock and warrants to purchase 141,892 shares of our common stock at $7.40 per share.  We elected to participate in the capital purchase program at an amount equal to approximately 3% of our risk weighted assets at the time.

On July 15, 2009, we repurchased from the U.S. Treasury the 7,000 shares of preferred stock that we issued to them in December 2008.  We also repurchased the warrant to purchase 141,892 shares of our common stock that was issued to the U.S. Treasury in conjunction with the issuance of preferred stock.

Maryland Regulatory Assessment

The Commissioner assesses state chartered banks to cover the expense of regulating banking institutions.  Old Line Bank’s asset size determines the amount of the assessment.  In 2012, we paid $84,320 to the Commissioner.

Transactions with Affiliates and Insiders

Maryland law imposes restrictions on certain transactions with affiliates of Maryland commercial banks.  Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans.  If the executive committee approves such a loan, the loan approval must be reported to the board of directors at its next meeting.  Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the law’s coverage.  Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such bank’s capital stock and surplus.  An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank.  In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized in accordance with regulatory requirements and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset from an affiliate.  Section 23B of the Federal Reserve Act applies to covered transactions as well as certain other transactions between a bank and its affiliates and Section 23B and Regulation W require that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to non-affiliates. Regulation W generally excludes non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.  All of Old Line Bank’s transactions with its affiliates comply with the applicable provisions of Sections 23A and 23B and Regulation W.

Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O govern extensions of credit made by a bank to its directors, executive officers, and principal stockholders (“insiders”).  Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features.  Further, such extensions may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital.  Extensions of credit in excess of certain limits must be also be approved by the board of directors. All of Old Line Bank’s loans to its and Old Line Bancshares’ executive officers, directors and greater than 10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation O.

We have entered into banking transactions with our directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business.  We make such loans and loan commitments in accordance with all applicable laws.

Loans to One Borrower

Old Line Bank is subject to statutory and regulatory limits on the extension of credit to one borrower.  Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of Old Line Bank’s unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

Liquidity

Old Line Bank is subject to the reserve requirements imposed by the State of Maryland.  A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits.  Old Line Bank is also subject to the reserve requirements of Federal Reserve Board’s Regulation D, which applies to all depository institutions.  Specifically, beginning on January 1, 2013, amounts in transaction accounts above $12.4 million and up to $79.5 million must have reserves held against them in the ratio of three percent of the amount.  Amounts above $79.5 million require reserves of $2,013,000 plus 10 percent of the amount in excess of $79.5 million.  The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Board’s Regulation D.  Old Line Bank is in compliance with its reserve requirements.

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

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions.  These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan.  Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function.  Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers.  Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions.  The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The Office of Foreign Assets Control, or OFAC, is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons.  If Old Line Bancshares or Old Line Bank finds a name on any transaction, account, or wire transfer that is on an OFAC list, they must freeze such account, file a suspicious activity report, and notify the appropriate authorities.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with the Sarbanes-Oxley Act and related regulations.

Other Legislative and Regulatory Initiatives

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

Forward Looking Statements

Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors”, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report constitute forward looking statements.  These forward-looking statements include (a) our objectives, expectations and intentions, including (i) branch retention and closings, opening of new locations and market expansion, (ii) statements regarding anticipated changes in non-interest expenses (including as a result of the pending merger with WSB) and that net interest income will continue to increase during 2013, (iii) that merger-related expenses will cause lower than expected earnings until completion of the merger and that the merger with WSB will be accretive to earnings within three quarters of closing, (iv) maintenance of the net interest margin, (v) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (vi) Old Line Bancshares being well positioned to capitalize on potential opportunities in a healthy economy, (vii) expected losses on and our intentions with respect to our investment securities, (viii) earnings on bank owned life insurance, (ix) continued use of brokered deposits for funding, and (x) expected cash flows on acquired impaired loans; (b) sources of and sufficiency of liquidity; (c) the adequacy of the allowance for loan losses; (d) expected loan, deposit, asset, balance sheet and earnings growth; (e) anticipated payment on non-accrual loans, settlement on the sale of foreclosed properties and anticipated foreclose on a property securing another non-accrual loan,; (f) impact of new accounting guidance; (g) expectations with respect to the impact of pending legal proceedings; (h) improving earnings per share and stockholder value; (i) the impact of off-balance sheet arrangements;  and (j) financial and other goals and plans.

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

Risk Factors Related to the Pending Merger with WSB Holdings, Inc.

We may fail to realize all of the anticipated benefits of the merger.  The success of the pending merger with WSB, as discussed above in “Item-1 Business” will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Old Line Bancshares and WSB.  To realize these anticipated benefits and cost savings, however, we must successfully combine the businesses of Old Line Bancshares and WSB.  If we are unable to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Old Line Bancshares and WSB have operated and, until the completion of the merger, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect Old Line Bancshares’ and WSB’s ability to maintain their relationships with their respective clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.  Integration efforts between the two companies may, to some extent, also divert management attention and resources.  These integration matters could have an adverse effect on each of Old Line Bancshares and WSB during such transition period.

The market price of Old Line Bancshares common stock after the merger may be affected by factors different from those affecting the shares of Old Line Bancshares or WSB currently.  The businesses of Old Line Bancshares and WSB differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting our independent results of operations and the market prices of our common stock.

We may be unable to obtain satisfaction of all conditions to complete our merger with WSB, including the approval of our stockholders, in the anticipated timeframe.  Completion of the merger is contingent upon customary closing conditions, including approval of the merger and the merger agreement by our stockholders and approval of the merger by WSB’s stockholders.  If the stockholders do not approve the merger and/or the merger agreement at the special stockholders meetings, we will not consummate the merger.

Completion of the merger is also conditioned upon customary closing conditions.  Although Old Line Bancshares and WSB have agreed in the merger agreement to use reasonable best efforts to consummate the merger, the other conditions to the merger may fail to be satisfied.  In addition, satisfying the conditions to, and completion of, the merger may take longer than, and could cost more than we expect.  Any delay in completing the merger may adversely affect the benefits that we expect to achieve from the merger and the integration of our business with WSB’s business.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits. We have incurred substantial expenses in connection with the execution of the merger agreement and the merger.  The completion of the merger depends on the satisfaction of specified conditions; including the approval of the stockholders of Old Line Bancshares and WSB and the receipt of regulatory approvals.  We have received all of the required regulatory approvals, and each of Old Line Bancshares and WSB has scheduled a special meeting of their stockholders on April 15, 2013 to vote on approval of the merger and/or the merger agreement.  There is no guarantee that we will receive the required stockholder approvals.  If the merger is not completed, these expenses could have a material adverse impact on our financial condition because we will not realize the expected benefits.

Failure to complete the merger could negatively impact our stock price and our future business and financial results.  If we do not complete the merger, it may adversely affect our ongoing business and we will be subject to several risks, including the following:

•	We may be required, under certain circumstances, to pay WSB a termination fee of $750,000 under the merger agreement;

•	We will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees; and

•	Matters relating to the merger may require substantial commitments of time and resources by our management that they could otherwise have devoted to other opportunities that may be beneficial to us.

•
In addition, if we do not complete the merger we may experience negative reactions from the financial markets and from our customers and employees.  We could also be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the merger agreement.

•	If we do not complete the merger, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

Pending litigation related to the merger may delay or prevent the merger and could cause us to incur significant costs and expenses.  As discussed in “Item-3 Legal Proceedings” Rosalie Jones, both individually and on behalf of a putative class of WSB’s stockholders, filed a complaint in the Circuit Court for Prince George’s County, Maryland, against WSB and its directors as well as Old Line Bancshares.  The complaint asks the Court to enjoin the merger based on allegations that, among others things, the merger consideration to be paid to stockholders of WSB is inadequate and, in approving that consideration and the other terms of the merger agreement, the directors of WSB breached their fiduciary duties to stockholders.  If the merger is consummated prior to the time these claims are adjudicated, then the plaintiff has asked the Court to rescind the merger or award rescissory damages to the plaintiff and the other members of the putative class of stockholders.  While the defendants have entered into a memorandum of understanding with the plaintiff that contemplates a settlement between the parties (which must be approved by the court), there can be no assurance that the parties will enter into a stipulation of settlement or, if they do, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.  If the parties do not enter into a stipulation of settlement or the court does not approve such a stipulation of settlement, then this litigation could delay or even prevent the merger and could cause us to incur significant legal fees and other costs to defend the claims, which could reduce the aggregate merger consideration that will be payable to stockholders of WSB if and when the merger is consummated and/or adversely impact our financial condition and results of operations of both before and after the merger.  No assurance can be given that we will be successful in the defense of these claims.

Risk Factors Relating to Old Line Bancshares’ Business

If economic conditions deteriorate further, our borrowers’ ability to repay loans may decline and the value of the collateral securing our loans may decrease.  These conditions could adversely affect our results of operations and financial condition. Changes in prevailing economic conditions, including declining real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results.  While the recession that began in 2007 has officially ended and there continues to be evidence of improvement in the economy, it remains unclear when conditions will improve to the extent that they will positively impact borrowers’ ability to repay their loans in general and demand for loans overall.  Although signs of stability have emerged, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future.  Further continuing economic uncertainty, including regarding concerns about U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending such as those imposed by the recent “sequester” and continuing economic problems in Europe, may hamper the ongoing recovery or otherwise negatively impact economic conditions going forward.

  Although we have seen limited and sporadic pockets of price stability or even appreciation in our market area, there remains potential for future decline in real estate values.  Because real estate related loans comprise a significant portion of our loans, continued decreases in real estate values could adversely affect the value of property used as collateral for loans in our portfolio.  Although the adverse economic climate during the past five years has not severely impacted us due to our strict underwriting standards, further adverse changes in the economy, including increased unemployment or the economy moving back into a recession, could have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

If U.S. markets and economic conditions do not significantly improve or further deteriorate, it could adversely affect our liquidity.  Old Line Bank must maintain sufficient liquidity to ensure cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes.  We obtain funding through deposits and various short term and long term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta and others.  Economic uncertainty and disruptions in the financial system may adversely affect our liquidity.  Dramatic declines in the housing market during the past five years, falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write downs by financial institutions, including government sponsored entities and investment banks.  These investment write downs have caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity.  To mitigate this risk, we closely monitor our liquidity and maintain a line of credit with the Federal Home Loan Bank and have received approval to borrow from the Federal Reserve Bank of Richmond.

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

Various provisions of the Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry.  Among other things, the Dodd-Frank Act establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), includes provisions affecting corporate governance and executive compensation disclosure at all SEC reporting companies, allows financial institutions to pay interest on business checking accounts, broadens the base for FDIC insurance assessments, and includes new restrictions on how mortgage brokers and loan originators may be compensated.  The Dodd-Frank Act requires the BCFP and other federal agencies to implement many new and significant rules and regulations to implement its various provisions.  There are many regulations under the Dodd-Frank act that have not yet been proposed or adopted.  We will not know the full impact of the Dodd-Frank Act on our business for years until regulations implementing the statute are adopted and implemented.  As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition.  However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.  Further, if the industry responds to provisions allowing financial institutions to pay interest on business checking accounts by competing for those deposits with interest bearing accounts, this may put some degree of downward pressure on our net interest margin when and if interest rates begin to increase.

Because we serve a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse.  Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s.  We have expanded in the counties in which we have historically operated and into Calvert, Montgomery and St. Mary’s Counties, Maryland and may expand in contiguous northern and western counties, such as Howard County, Maryland.  However, broad geographic diversification is not currently part of our community bank focus.  Overall, during the last five years, the business environment negatively impacted many businesses and households in the United States and worldwide.  Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values.  As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors.  In particular, due to the proximity of our primary market area to Washington, D.C., decreases in spending by the Federal government, including as a result of recent cuts implemented by the “sequester” that became effective on March 1, 2013 could impact us more than banks that serve a larger or a different geographical area.  Our larger competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area.  Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans.  Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

We depend on the services of key personnel.  The loss of any of these personnel could disrupt our operations and our business could suffer. Our success depends substantially on the skills and abilities of our executive management team, including James W. Cornelsen, our President and Chief Executive Officer, Joseph E. Burnett, our Executive Vice President and Chief Lending Officer, and Sandi F. Burnett, our Executive Vice President and Chief Credit Officer.  They provide valuable services to us and would be difficult to replace. Although we have entered into employment agreements with these executives, the existence of such agreements does not assure that we will retain their services.  Christine M. Rush, our Executive Vice President and Chief Financial Officer, has notified us of her resignation from Old Line Bancshares and Old Line Bank effective May 10, 2013.  While we believe we have in house personnel who are well positioned to assume Ms. Rush’s duties upon her departure, and thus do not anticipate any material adverse effects from her departure, we cannot be certain that this will be the case.

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

Our concentrations of loans in various categories may also increase the risk of credit losses. We currently invest more than 25% of our capital in various loan types and industry segments, including commercial real estate loans and loans to the hospitality industry (hotels/motels). While recent declines in the local commercial real estate market have not caused the collateral securing our loans to exceed acceptable loan to value ratios, a further deterioration in the commercial real estate market could cause deterioration in the collateral securing these loans and/or a decline in our customers’ earning capacity.  This could negatively impact us.  Although we have made a large portion of our hospitality loans to long term, well established operators in strategic locations, a continued decline in the occupancy rate in these facilities could negatively impact their earnings.  This could adversely impact their ability to repay their loan, which would adversely impact our net income.

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

As of December 31, 2012, commercial and industrial, construction, and commercial real estate mortgage loans comprise approximately 89.50% of our loan portfolio.  These types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans.  A deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The market value of our investments could negatively impact stockholders’ equity.  We have designated all of our investment securities portfolio (and 19.90% of total assets) at December 31, 2012 as available for sale.  We “mark to market” temporary unrealized gains and losses in the estimated value of the available for sale portfolio and reflect this adjustment as a separate item in stockholders’ equity, net of taxes.  As of December 31, 2012, we had temporary unrealized gains in our available for sale portfolio of $2.5 million (net of taxes).  As a result of the recent economic recession and the continued economic slowdown, several municipalities continue to report budget deficits and companies continue to report lower earnings.  These budget deficits and lower earnings could cause temporary and other than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.

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

Our future acquisitions, if any, may cause us to become more susceptible to adverse economic events. While we currently have no agreements to acquire additional financial institutions, other than pursuant to the pending merger with WSB, we may do so in the future if an attractive acquisition opportunity arises that is consistent with our business plan.  Any future business acquisitions could be material to us, and the degree of success achieved in acquiring and integrating these businesses into Old Line Bancshares could have a material effect on the value of our common stock.  In addition, any acquisition could require us to use substantial cash or other liquid assets or to incur debt.  In those events, we could become more susceptible to future economic downturns and competitive pressures.

We face limits on our ability to lend.  The amount of our capital limits the amount that we can loan to a single borrower.  Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower.  As of December 31, 2012, we were able to lend approximately $10.6 million to any one borrower.  This amount is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us.  We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available.  We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Additional capital may not be available when needed or required by regulatory authorities. Federal and state regulatory authorities require us to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance future acquisitions, if any, or we may otherwise elect or our regulators may require that we raise additional capital.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control.  Current conditions in the capital markets are such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital.  Accordingly, we may not be able to raise additional capital if needed or on terms that are favorable or otherwise not dilutive to existing stockholders.  If we cannot raise additional capital when needed, or on desirable terms, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.  We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, and inhibit current and potential customers from our Internet banking services, any or all of which could have a material adverse effect on our results of operations and financial condition. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing, but there can be no assurance that such security measures will be effective in preventing such breaches, damage or failures. We continue to investigate cost effective measures to mitigate any potential losses, and have insurance protection; intended to cover losses due to network security breaches; there is no guarantee, however, that such insurance, would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

Consumers may decide not to use banks to complete their financial transactions.  Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks.  For example, consumers can now maintain funds that they have historically held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable as we are not an accelerated filer or large accelerated filer.

Item 2.	Properties

As of December 31, 2012, we operate a total of 19 branch locations and seven loan production offices.  Our headquarters is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County.  Pointer Ridge Office Investment, LLC, an entity in which we have an approximately $653,000 investment and a 62.50% ownership interest owns this property.  Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge.

Legacy Properties
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Accokeek	15808 Livingston Road Accokeek, Maryland	12/1995	1,218	Owned
Annapolis	167-U Jennifer Road Annapolis, Maryland	9/2008	1,620	$5,606	5 years	(1) 5 years
Annapolis	2530 Riva Road Annapolis, Maryland	9/2011	3,899	$9,748	10yrs 7mos	(2) 5 years
Bowie Suite 100	1525 Pointer Ridge Place Bowie, Maryland	6/2006	2,557	$7,166	13 years	(2) 5years
Bowie Suite 101	1525 Pointer Ridge Place Bowie, Maryland	1/2012	2,282	$3,043	8yrs 5 mos	(2) 5years
Bowie Suite 300	1525 Pointer Ridge Place Bowie, Maryland	6/2006	5,449	$13,373	13 years	(2) 5years
Bowie Suite 301	1525 Pointer Ridge Place Bowie, Maryland	1/2012	1,732	$2,598	8yrs 5 mos	(2) 5years
Bowie Suite 302, 303a, 304 & 305	1525 Pointer Ridge Place Bowie, Maryland	12/2012	2,896	$4,827	6yrs 6 mos	(2) 5years
Bowie Suite 400	1525 Pointer Ridge Place Bowie, Maryland	6/2006	11,053	$26,695	13 years	(2) 5years
Clinton	7801 Old Branch Avenue Clinton, Maryland	9/2002	2,550	$2,807	5 years	(2) 5years
College Park 1st Floor	9658 Baltimore Avenue College Park, Maryland	3/2008	1,916	$5,464	10 years	(2) 5 years
College Park 4th Floor	9658 Baltimore Avenue College Park, Maryland	7/2005	1,268	$3,215	10 years	(2) 5 years
Crain Highway	2995 Crain Highway Waldorf, Maryland	6/1999	8,044	Owned
Crofton	1641 Maryland Route 3 North Crofton, Maryland	7/2009	2,420	$7,161	10 years	(3) 5 years
Fairwood	12100 Annapolis Road Glen Dale, Maryland	10/2009	2,863	Owned
Greenbelt	6421 Ivy Lane Greenbelt, Maryland	9/2009	33,000	$8,825	30 years	(2) 10 years
Old Line Centre	12080 Old Line Centre Waldorf, Maryland	11/1989	2,048	$5,142	10 years	(1) 5years

The following table outlines the properties we acquired on April 1, 2011.

Properties Acquired April 1, 2011
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bryans Road	7175 Indian Head Highway Bryans Road, Maryland	5/1964	3,711	Owned
California	22741 Three Notch Road California, Maryland	4/1985	3,366	$6,249	5 years	(2) 5 years
Callaway	20990 Point Lookout Road Callaway, Maryland	8/2005	1,795	Owned
Fort Washington	12740 Old Fort Road Fort Washington, Maryland	2/1973	2,800	$6,331	5 years	(1) 5 years
La Plata	101 Charles Street La Plata, Maryland	4/1974	2,910	$8,405	15 years	(3) 10 years
Leonardtown Road	3135 Leonardtown Road Waldorf, Maryland	6/1963	7,076	Owned
Lexington Park	46930 South Shangri La Drive Lexington Park, Maryland	6/1959	7,763	$10,767	20 years	N/A
Prince Frederick	691 Prince Frederick Boulevard Prince Frederick, Maryland	8/1999	3,400	$9,124	20 years	N/A
Solomons	80 Holiday Drive Solomons, Maryland	2/1998	2,194	$4,294	20 years	N/A
Waldorf Operations	3220 Old Washington Road Waldorf, Maryland	12/1988	21,064	Owned

Item 3.	Legal Proceedings

Old Line Bank has a collection case pending before the Superior Court for the District of Columbia, which arises from a $1,776,350 commercial loan issued to Ngozika Nwaneri, M.D. by MB&T.  That loan was to be secured by deeds of trust against one commercial property and four residential building lots jointly owned by Dr. Nwaneri and his wife, Chinyere Nwaneri.  Dr. Nwaneri executed the deeds of trust on behalf of Mrs. Nwaneri under the authority of two separate powers of attorney executed by Mrs. Nwaneri.

This loan has matured and Dr. Nwaneri has defaulted on his repayment obligations.  The outstanding balance on this loan is approximately $1.6 million.  In an effort to avoid Dr. Nwaneri’s payment obligations and to avoid foreclosure under the deed of trust, on October 22, 2010, Mrs. Nwaneri initiated a case in the Superior Court of the District of Columbia claiming that she did not sign the powers of attorneys and that the deeds of trust are void.  The Bank interpleaded Dr. Nwaneri in the case and asserted claims against him for fraud and breach of contract, among other causes of action.  In response, Dr. Nwaneri counter-sued the Bank and has asserted claims of fraud and breach of fiduciary duty. Dr. Nwaneri is seeking $2.5 million in compensatory damages and $2.5 million in punitive damages.  On March 12, 2013, mediation proceedings with the borrower failed and a pre-trial hearing is scheduled for the end of May 2013.  We believe that Dr. and Mrs. Nwaneri’s claims are entirely without merit.

As noted above, on September 27, 2012, Rosalie Jones, both individually and on behalf of a putative class of WSB’s stockholders filed a complaint in the Circuit Court for Prince George’s County, Maryland against WSB and its directors as well as Old Line Bancshares.  The complaint seeks to enjoin our proposed merger with WSB and alleges, among other things, that the members of WSB’s board of directors breached their fiduciary duties by agreeing to sell WSB for inadequate and unfair consideration and pursuant to an unfair process.  The complaint also alleges that WSB directors agreed to provisions in the merger agreement that constitute “onerous and preclusive deal protection devices,” and that certain officers and directors of WSB will receive personal benefits from the merger not shared in by other WSB stockholders.  The complaint further alleges that WSB and Old Line Bancshares aided and abetted such alleged breaches.

On February 5, 2013, the defendants entered into a memorandum of understanding with the plaintiff regarding settlement of all claims asserted on behalf of the alleged class of WSB stockholders.  In connection with the settlement contemplated by the memorandum of understanding, the litigation and all claims asserted in such litigation will be dismissed subject to court approval.  The proposed settlement terms require Old Line Bancshares and WSB to make certain additional disclosures related to the merger, which disclosures are included in the joint proxy statement/prospectus of Old Line Bancshares and WSB dated February 15, 2013, and sent to their respective stockholders.  The parties also agreed that plaintiffs may seek attorneys’ fees and costs in an as yet undetermined amount, with the defendants to pay such fees and costs if and to the extent they are approved by the court.  The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to WSB’s stockholders.  If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

We are not involved in any legal proceedings, other than as discussed above, the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

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

	Sale Price Range

2012	High	Low
First Quarter	$10.75	$7.75
Second Quarter	11.20	10.15
Third Quarter	11.24	9.55
Fourth Quarter	12.99	10.51

2011
First Quarter	$10.45	$7.45
Second Quarter	9.49	8.22
Third Quarter	8.43	6.64
Fourth Quarter	8.25	6.83

As of December 31, 2012, there were 6,845,432 shares of common stock issued and outstanding held by approximately 450 stockholders of record.   There were 398,958 shares of common stock issuable on the exercise of outstanding stock options, 334,612 of which were exercisable.  The remaining are exercisable as follows:

Date Exercisable	# of Shares
January 27, 2013	5,594
January 31, 2013	21,876
January 31, 2014	21,876
September 10, 2014	5,000
September 10, 2015	5,000
September 10, 2016	5,000
Total	64,346

Dividends

We have paid the following dividends on our common stock during the years indicated:

	2012	2011
March	$0.04	$0.03
June	0.04	0.03
September	0.04	0.03
December	0.04	0.04
Total	$0.16	$0.13

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

We did not repurchase any of our securities during the quarter ended December 31, 2012.

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

December 31,	2012	2011	2010
	(Dollars in thousands except per share data)
Earnings and dividends:
Interest revenue	$38,222	$32,321	$18,509
Interest expense	5,058	5,219	4,943
Net interest income	33,164	27,101	13,566
Provision for loan losses	1,525	1,800	1,082
Non-interest revenue	3,819	2,741	1,352
Non-interest expense	25,273	20,884	11,410
Income taxes	2,720	1,927	997
Net income	7,465	5,232	1,430
Less: Net loss attributable to the non-controlling interest	(65)	(148)	(73)
Net income attributable to Old Line Bancshares, Inc.	7,530	5,380	1,503
Net income available to common stockholders	7,530	5,380	1,503

Per common share data
Basic earnings	$1.10	$0.86	$0.39
Diluted earnings	1.09	0.86	0.38
Dividends paid	0.16	0.13	0.12
Common stockholders book value, period end	10.94	9.98	9.52
Common stockholders tangible book value, period end	10.30	9.28	9.52
Average common shares outstanding
Basic	6,828,512	6,223,057	3,880,060
Diluted	6,893,645	6,253,898	3,903,577
Common shares outstanding, period end	6,845,432	6,817,694	3,891,705

Balance Sheet Data:
Total assets	$861,856	$811,042	$401,910
Total loans, less allowance for loan losses	595,145	539,298	299,606
Total investment securities	171,541	161,785	54,786
Total deposits	735,458	690,768	340,527
Stockholders’ equity	74,862	68,040	37,054

Performance Ratios:
Return on average assets	0.90%	0.79%	0.38%
Return on average stockholders’ equity	11.17%	9.37%	4.14%
Total ending equity to total ending assets	8.69%	8.39%	9.22%
Net interest margin (1)	4.65%	4.61%	3.86%
Dividend payout ratio for period	14.51%	15.27%	31.00%

Asset Quality Ratios:
Allowance to period-end loans	0.66%	0.69%	0.82%
Non-performing assets to total assets	1.12%	1.22%	0.96%
Non-performing loans to allowance for loan losses	149.04%	155.84%	109.81%

Capital Ratios:
Tier I risk-based capital	10.8%	10.6%	11.6%
Total risk-based capital	11.4%	11.3%	12.4%
Leverage capital ratio	7.9%	7.8%	9.2%
(1)  See “Management’s Discussion and Analysis of Financial Condition and Results of Operating-Reconciliation of Non-GAAP Measures.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $653,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.50% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 65% of this building for our main office and operate a branch of Old Line Bank from this address.

Summary of Recent Performance and Other Activities

In an economic and regulatory climate that continues to present challenges for our industry, we are pleased to report significant strategic accomplishments during the year and continued profitability.  Net income available to common stockholders, after inclusion of $470,999 in merger and integration expenses, was $7.5 million or $1.10 per basic and $1.09 per diluted common share for the year ending December 31, 2012 which represented a 39.97% increase over the prior year’s net income available to common stockholders of $5.4 million.

The following highlights certain financial data and events that have occurred during 2012:

•	On September 10, 2012, we announced that we had executed a merger agreement that provided for the acquisition of WSB.

•	As a result of our business development efforts, expanded market area and increased name recognition:
➢
Average total loans grew approximately $108.6 million or 23.64% for the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011.  Our acquisition of Maryland Bankcorp also contributed to our growth in the twelve month period.

➢	Average non-interest bearing deposits grew $67.3 million or 50.84% for the twelve months ended December 31, 2012 relative to the same period in 2011.

•	Our asset quality remained strong:
➢	At December 31, 2012, we had four legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $1.8 million.
➢
At December 31, 2012, we had 25 acquired loans (loans acquired from MB&T pursuant to the merger) on non-accrual status totaling $4.1 million compared to 25 acquired non-accrual loans totaling $4.6 million at December 31, 2011.

➢	At year end 2012, we had accruing legacy loans past due between 30 and 89 days in the amount of $1.8 million and did not have any accruing legacy loans 90 or more days past due.

➢	At December 31, 2012, we had accruing acquired loans totaling $602,378 past due between 30 and 89 days and $6,410 accruing acquired loans 90 or more days past due.

•	We ended the year with a book value of $10.94 per common share and a tangible book value of $10.30 per common share.

•	We maintained liquidity and by all regulatory measures remained “well capitalized”.

•	We decreased the provision for loan losses by $275,000 for the twelve month period ended December 31, 2012 compared to the twelve month period ended December 31, 2011.

•
As a result of the provision discussed above, and net charge offs for the twelve month period of $1.3 million, the allowance for loan losses increased to $4.0 million at December 31, 2012 from $3.7 million at December 31, 2011.

•	We recognized a loss, net of taxes, on our investment in Pointer Ridge of approximately $109,000 for the twelve months ended December 31, 2012

During the second quarter of 2013, we plan to open a loan production office located at 12501 Prosperity Drive, Suite 215, Silver Spring, in Montgomery County, Maryland.  We have hired a Senior Vice President with over 30 years of banking experience to lead this office.  This office will allow us to expand our services to the Montgomery County market.

As noted above, on September 10, 2012, we announced that we had executed a merger agreement that provided for the acquisition of WSB.  We have received all required regulatory approvals, and if we receive stockholder approvals, we expect to complete the merger during the second quarter of 2013.  This combination will create a $1.2 billion banking institution and will allow us to expand our financial services with the addition of a successful and growing mortgage origination team.  We also anticipate that the acquisition and integration of WSB will enhance the liquidity of our stock as well as our overall financial condition and operating performance.

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

On April 1, 2011, we acquired Maryland Bankcorp, the parent company of MB&T.  On that date, all MB&T branches were rebranded as Old Line Bank branches and all data processing and accounting systems were consolidated.  As discussed below, during the second quarter of 2011, we also substantially completed the assessment and recordation on our financial statements of MB&T’s assets and liabilities at fair value as required by current accounting guidance.  With the exception of the closing of one MB&T branch, which MB&T had previously designated for closure, we have also retained, and expect to continue to retain, all of MB&T’s branches, and the branch personnel with severance of employees occurring only at MB&T’s operations, accounting and executive offices.

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

In accordance with accounting for business combinations, we have recorded the acquired assets and liabilities at their estimated fair value on April 1, 2011, the acquisition date.  The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable balance.  We will recognize the accretable balance as interest income over the remaining term of the loan.  We will recognize the non-accretable balance as the borrower repays the loan.  The accretion of the loan marks, along with other fair value adjustments to loans and to deposits, favorably impacted our net interest income by $3.4 million for the year ended December 31, 2012.  We based the determination of fair value on cash flow expectations and/or collateral values.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  Change in our cash flow expectations could impact net interest income after provision for loan losses.  We will recognize any decline in expected cash flows as impairment and record a provision for loan losses during the period.  We will recognize any improvement in expected cash flows as an adjustment to interest income.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million.  The amortization of this intangible asset decreased net income by $727,421 and $584,024 for the years ended December 31, 2012 and 2011, respectively.

The following summarizes the highlights of our financial performance for the twelve month period ended December 31, 2012 compared to the twelve month period ended December 31, 2011 (000’s):

Years Ended December 31,	2012	2011	$ Change	% Change

Net income available to common stockholders	$7,530	$5,380	$2,150	39.97%
Interest revenue	38,222	32,321	5,901	18.26
Interest expense	5,058	5,219	(161)	(3.08)
Net interest income after provision for loan losses	31,639	25,301	6,338	25.05
Non-interest revenue	3,819	2,741	1,078	39.33
Non-interest expense	25,273	20,884	4,389	21.01
Average total loans	568,152	459,530	108,622	23.64
Average interest earning assets	741,952	599,397	142,555	23.78
Average total interest bearing deposits	537,902	435,796	102,106	23.43
Average non-interest bearing deposits	199,597	132,326	67,271	50.84
Net interest margin (1)	4.65%	4.61%
Return on average equity	11.17%	9.37%
Basic earnings per common share	$1.10	$0.86	$0.24	27.91%
Diluted earnings per common share	1.09	0.86	0.23	26.74

(1) See “Reconciliation of Non-GAAP Measures”

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include collecting payment on non-accrual and past due loans, profitably disposing of other real estate owned,  enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded in Prince George’s County and Anne Arundel County, Maryland and the April 2011 acquisition of Maryland Bankcorp has expanded our operations in Charles County and into St. Mary’s and Calvert Counties, Maryland.  As outlined above, during the second quarter of 2013, we plan to expand into Montgomery County, Maryland.  The acquisition of WSB will also increase our presence in Prince George’s, Charles and Anne Arundel Counties.

We use the Internet and technology to augment our growth plans.  Currently, we offer our customers image technology, Internet banking with on-line account access, prepaid and debit cards as well as bill payer service. We provide selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us.  We will continue to evaluate cost effective ways that technology can enhance our management, products and services.

We may take advantage of strategic opportunities presented to us via mergers occurring in our marketplace.  For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers.  We also continually evaluate and consider opportunities with financial service companies or institutions with which we may become a strategic partner, merge, or acquire such as we have done with WSB and Maryland Bankcorp.

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

We anticipated that as a result of the Maryland Bankcorp acquisition salaries and benefits expenses and other operating expenses would be higher in 2012 than they were in 2011. Since the acquisition date, we have worked to reduce the combined company’s operating expenses and began to realize the benefits of these reductions in the fourth quarter of 2011 and during 2012. If we complete the WSB acquisition as anticipated, then we expect that salaries and benefits expenses and other operating expenses will be higher in 2013 than 2012. We believe with our current 19 branches and the additional branches we expect to acquire in the merger with WSB, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value. Until completion of the merger with WSB, we anticipate that merger related expenses may cause earnings to be slightly lower than would otherwise be expected.  However, we anticipate that the WSB merger will be accretive to earnings within three quarters of closing.

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

2012 compared to 2011

Net interest income after provision for loan losses for the twelve months ended December 31, 2012 increased $6.3 million or 25.05% to $31.6 million from $25.3 million for the same period in 2011. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities, an improvement in interest rates earned on interest earning assets, and a decline in interest paid on interest bearing liabilities. The accretion of the fair value adjustments positively impacted net interest income after provision for loan losses as well as the $275,000 decrease in the provision for loan losses.

Although a competitive rate environment and a low prime rate have caused lower market yields that continue to negatively impact net interest income, the relatively stable rate environment has allowed us to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.  This also contributed to the improvement in the net interest margin.

We offset the effect on net income caused by the low rate environment primarily by growing total average interest earning assets $142.5 million or 23.78% to $742.0 million for the twelve months ended December 31, 2012 from $599.4 million for the twelve months ended December 31, 2011.  The growth in average interest earning assets derived from a $108.6 million increase in average total loans and a $43.1 million increase in average investment securities.  The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities. The growth in average interest bearing liabilities resulted primarily from the $102.1 million increase in average interest bearing deposits which increased to $537.9 million for the twelve months ended December 31, 2012 from $435.8 million for the twelve months ended December 31, 2011.

Our net interest margin was 4.65% for the twelve months ended December 31, 2012 as compared to 4.61% for the twelve months ended December 31, 2011.  The yield on average interest earning assets decreased 14 basis points during the period from 5.48% for the year ended December 31, 2011 to 5.34% for the year ended December 31, 2012.  This decrease was primarily because the lower prime rate and competitive rate environment caused a lower average rate on loans and securities.  This decrease was partially offset by an 19 basis point decline in the rate paid on interest bearing liabilities and an improvement in the fair value accretion.

During 2012, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30.  These payments were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Twelve Months Ended December 31,
	2012		2011
	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$187,395	0.03%	$150,497	0.03%
Mortgage loans	3,026,204	0.41%	1,725,898	0.29%
Consumer loans	7,749	0.00%	3,624	0.00%
Interest bearing deposits	189,120	0.03%	324,991	0.05%
Total Fair Value Accretion	$3,410,468	0.46%	$2,205,010	0.37%

Non-interest bearing deposits are a primary source of funding for our investment and loan portfolios.  These deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the MB&T acquisition and growth generated from our legacy branch network, our average non-interest bearing deposits increased $67.3 million to $199.6 million during the twelve months ended December 31, 2012 compared to the twelve months ended December 31, 2011. This was also a significant contributor to the improvement in the net interest margin as it allowed us to increase our level of interest earning assets which allowed us to increase interest income without a corresponding increase in interest bearing liabilities and interest expense.

With the branches acquired in the MB&T acquisition, the loans and branches that we anticipate we will obtain with the WSB Holdings acquisition and increased recognition in St. Mary’s, Calvert, Charles, Prince George’s and Anne Arundel counties, the high level of non-interest bearing deposits and continued growth in these and interest bearing deposits, we anticipate that we will continue to grow earning assets during 2013.  If the Federal Reserve Board maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during 2013 and beyond.  We also believe that we will continue to maintain the net interest margin in the range of 4.50% during 2013, although we will not be able to so maintain the net interest margin if we fail to collect on a significant portion of impaired acquired loans.  As a result of this growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during 2013, although there can be no guarantee that this will be the case.

One of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  As of July 21, 2011, the Dodd-Frank Act permits depository institutions to pay interest on business transaction and other accounts.  Although, we have not yet experienced any impact from this legislation on our operations, it is possible that interest costs associated with deposits could increase if our competitors start paying interest on such accounts and we are forced to as well in order to retain such deposits.

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

	Average Balances, Interest and Yields
Twelve Months Ended December 31,	2012			2011			2010
	Average			Average			Average
	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,160,808	$6,028	0.14%	$4,511,838	$6,088	0.13%	$2,720,879	$7,258	0.27%
Interest bearing deposits	4,366,490	10,957	0.25	11,617,100	35,954	0.31	19,837,453	188,361	0.95
Investment securities(1)(2)
U.S. Treasury	1,248,731	10,202	0.82	951,656	7,665	0.81	-	-	-
U.S. government agency	27,322,439	383,208	1.40	17,015,717	351,399	2.07	5,778,185	173,228	3.00
Mortgage backed securities	88,403,848	2,243,209	2.54	85,595,192	2,635,172	3.08	39,179,963	1,399,979	3.57
Municipal securities	48,479,618	2,465,949	5.09	19,232,924	1,100,704	5.72	2,351,798	117,062	4.98
Other	3,879,785	193,516	4.99	3,443,591	128,679	3.74	2,621,530	70,976	2.71
Total investment securities	169,334,421	5,296,084	3.13	126,239,080	4,223,619	3.35	49,931,476	1,761,245	3.53
Loans:(1)
Commercial	99,059,441	4,861,281	4.91	96,395,235	5,208,608	5.40	78,586,868	4,298,503	5.47
Mortgage	456,291,701	28,637,163	6.28	348,392,803	21,994,769	6.31	192,748,540	11,638,569	6.04
Consumer	12,800,542	775,485	6.06	14,741,474	1,400,154	9.50	14,129,643	775,337	5.49
Total loans	568,151,684	34,273,929	6.03	459,529,512	28,603,531	6.22	285,465,051	16,712,409	5.85
Allowance for loan losses	4,061,789	-		2,500,720	-		2,364,613	-
Total loans, net of allowance	564,089,895	34,273,929	6.08	457,028,792	28,603,531	6.26	283,100,438	16,712,409	5.90
Total interest earning assets(1)	741,951,614	39,586,998	5.34	599,396,810	32,869,192	5.48	355,590,246	18,669,273	5.25
Non-interest bearing cash	35,687,747			24,604,437			8,811,003
Premises and equipment	23,829,393			20,989,733			17,151,436
Other assets	38,164,921			32,537,952			12,470,229
Total assets(1)	839,633,675			677,528,932			394,022,914
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	62,581,038	193,036	0.31	48,051,608	154,573	0.32	8,692,555	27,487	0.32
Money market and NOW	154,154,792	549,235	0.36	106,201,797	615,337	0.58	54,820,016	480,613	0.88
Other time deposits	321,166,233	3,492,836	1.09	281,542,957	3,619,784	1.29	199,494,261	3,412,238	1.71
Total interest bearing deposits	537,902,063	4,235,107	0.79	435,796,362	4,389,694	1.01	263,006,832	3,920,338	1.49
Borrowed funds	27,495,941	822,518	2.99	46,130,710	829,477	1.80	38,079,368	1,022,425	2.68
Total interest bearing liabilities	565,398,004	5,057,625	0.89	481,927,072	5,219,171	1.08	301,086,200	4,942,763	1.64
Non-interest bearing deposits	199,597,077			132,326,211			54,335,130
	764,995,081	5,057,625	0.66	614,253,283	5,219,171	0.85	355,421,330	4,942,763	1.39
Other liabilities	6,827,885			5,315,810			1,632,031
Non-controlling interest	416,622			517,639			640,378
Stockholders' equity	67,394,087			57,442,200			36,329,175
Total liabilities and stockholders' equity	$839,633,675			$677,528,932			$394,022,914
Net interest spread(1)			4.45			4.40			3.61
Net interest income(1)		$34,529,373	4.65%		$27,650,021	4.61%		$13,726,510	3.86%

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

Rate/Volume Variance Analysis

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2012 compared to 2011			2011 compared to 2010
	Variance due to:			Variance due to:

	Total	Rate	Volume	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(60)	$423	$(483)	$(1,170)	$(4,599)	$3,429
Interest bearing deposits	(24,997)	(5,855)	(19,142)	(152,407)	(94,383)	(58,024)
Investment Securities(1)
U.S. Treasury	2,537	90	2,447	7,665	-	7,665
U.S. government agency	31,809	(137,070)	168,879	178,171	(68,358)	246,529
Mortgage backed securities	(391,963)	(477,186)	85,223	1,235,193	(217,780)	1,452,973
Municipal securities	1,365,245	(138,124)	1,503,369	983,642	20,104	963,538
Other	64,837	46,862	17,975	57,703	31,622	26,081
Loans:
Commercial	(347,327)	(491,524)	144,197	910,105	(52,751)	962,856
Mortgage	6,642,394	(189,125)	6,831,519	10,356,200	552,902	9,803,298
Consumer	(624,669)	(458,371)	(166,298)	624,817	589,871	34,946
Total interest revenue (1)	6,717,806	(1,849,880)	8,567,686	14,199,919	756,628	13,443,291

Interest bearing liabilities:
Savings	38,463	(6,966)	45,429	127,086	484	126,602
Money market and NOW	(66,102)	(287,150)	221,048	134,724	(203,570)	338,294
Other time deposits	(126,948)	(603,847)	476,899	207,546	(978,552)	1,186,098
Borrowed funds	(6,959)	411,889	(418,848)	(192,948)	(381,257)	188,309
Total interest expense	(161,546)	(486,074)	324,528	276,408	(1,562,895)	1,839,303

Net interest income(1)	$6,879,352	$(1,363,806)	$8,243,158	$13,923,511	$2,319,523	$11,603,988

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

The provision for loan losses was $1.5 million for the twelve months ended December 31, 2012, as compared to $1.8 million for the twelve months ended December 31, 2011, a decrease of $275,000 or 15.28%.  After completing the analysis outlined below, during the twelve month period ended December 31, 2012, we decreased the provision for loan losses. Our asset quality continues to remain stable, we experienced approximately $56.0 million in organic growth in the legacy portfolio during the twelve months ended December 31, 2012 and the economy remained stable.  We have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.  Our legacy non-performing loans remain statistically low at 0.21% of total assets and we had only $1.8 million of legacy loans past due between 30-89 days and no loans past due 90 days or more at year end other than the non-accruing loans previously mentioned.

The provision for loan losses was $1.8 million for the twelve months ended December 31, 2011, as compared to $1.1 million for the twelve months ended December 31, 2010, an increase of $718,000 or 66.36%.  After completing the analysis outlined below, during the twelve month period ended December 31, 2011, we increased the provision for loan losses primarily because although our asset quality remained stable, we experienced approximately $50.0 million in organic growth in the legacy portfolio during the twelve months ended December 31, 2011 and the economy remained weak. Our legacy non-performing assets remained statistically low at 0.16% of total assets and we had only $744,610 of accruing legacy loans past due between 30-89 days and $34,370 past due 90 days or more at December 31, 2011.

We review the adequacy of the allowance for loan losses at least quarterly.  Our review includes evaluation of impaired loans as required by ASC Topic 310-Receivables, and ASC Topic 450-Contingencies.  Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s SAB No. 102, Loan Loss Allowance Methodology and Documentation, the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision. We also continue to measure the credit impairment at each period end on all loans that have been classified as a troubled debt restructuring (“TDR”) using the guidance in ASC 310-10-35.

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

During the year ended December 31, 2012, we charged $89,018 to the allowance for loan losses for two legacy loans to one borrower that were secured by a blanket lien on the borrower’s assets and a second deed of trust on the guarantor’s personal residence.  The borrower ceased operations, filed bankruptcy and the collateral has no value.  We have filed judgment against the guarantors and have received recoveries of approximately $17,000.  We charged off an additional legacy loan in the amount of $46,511 during the second quarter of 2012. The borrower on this loan has filed bankruptcy and we have received minimal recoveries.  During the fourth quarter of 2012, we charged $464,185 related to two non-accrual commercial real estate loans as described below in “Non-Accrual Legacy Loans and Other Real Estate Owned”.   We also charged off an unsecured legacy loan in the amount of $8,819.

The other significant charge offs during the period related to acquired non-accrual loans. During the second quarter of 2012, we charged off an acquired loan in the amount of $29,012. We have liquidated the assets of this borrower and received a nominal recovery. During the first quarter of 2012, we charged off a loan in the amount of $47,635.  At December 31, 2011, we had considered this loan impaired and had allocated the entire balance of this loan in the allowance for loan losses.  As outlined below in “Non-Accrual Acquired Loans and Other Real Estate Owned”, during the fourth quarter of 2012, we charged off $578,243 for a deficiency in a loan to a fast food franchise that filed bankruptcy.  The remaining charge offs during the period related primarily to several acquired consumer loans and one acquired residential mortgage.  The recoveries recorded to the allowance for loan losses were all substantially recovered from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

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

The allowance for loan losses represents 0.66% of total loans at December 31, 2012, 0.69% of total loans at December 31, 2011 and 0.82% at December 31, 2010.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following tables represent an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	2012			2011
Years Ended December 31,	Acquired	Legacy	Total	Acquired	Legacy	Total
Balance, beginning of period	$47,635	$3,693,636	$3,741,271	$-	$2,468,476	$2,468,476
Provision for loan losses	834,183	690,817	1,525,000	80,803	1,719,197	1,800,000

Chargeoffs:
Commercial	(296,890)	(19,863)	(316,753)	(34,053)	-	(34,053)
Mortgage	(381,664)	(588,671)	(970,335)	(158,811)	(446,980)	(605,791)
Consumer	(89,282)	(146,710)	(235,992)	(75,158)	(47,261)	(122,419)
Total chargeoffs	(767,836)	(755,244)	(1,523,080)	(268,022)	(494,241)	(762,263)
Recoveries:
Mortgage	24,165	8,471	32,636	13,701	-	13,701
Commercial	71,217	11,043	82,260	154,523	-	154,523
Consumer	107,260	-	107,260	66,630	204	66,834
Total recoveries	202,642	19,514	222,156	234,854	204	235,058
Net (chargeoffs) recoveries	(565,194)	(735,730)	(1,300,924)	(33,168)	(494,037)	(527,205)

Balance, end of period	$316,624	$3,648,723	$3,965,347	$47,635	$3,693,636	$3,741,271

Ratio of allowance for loan losses to:
Total gross loans			0.66%			0.69%
Non-accrual loans			67.10%			64.17%

Ratio of net-chargeoffs during period to average loans outstanding during period:			0.23%			0.11%

Allowance for Loan Losses
	2010	2009	2008
Years Ended December 31,	Legacy	Legacy	Legacy
Balance, beginning of period	$2,481,716	$1,983,751	$1,586,737
Provision for loan losses	1,082,000	900,000	415,000

Chargeoffs:
Commercial	(137,151)	-	-
Mortgage	(958,472)	(344,825)	-
Consumer	(4,194)	(57,210)	(18,440)
Total chargeoffs	(1,099,817)	(402,035)	(18,440)
Recoveries:
Mortgage	3,650	-	-
Commercial	-	-	-
Consumer	927	-	454
Total recoveries	4,577	-	454
Net (chargeoffs) recoveries	(1,095,240)	(402,035)	(17,986)

Balance, end of period	$2,468,476	$2,481,716	$1,983,751

Ratio of allowance for loan losses to:
Total gross loans	0.82%	0.93%	0.85%
Non-accrual loans	91.07%	156.43%	233.19%

Ratio of net-chargeoffs during period to average loans outstanding during period:	0.38%	0.16%	0.01%

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, that we establish an allowance for loan losses for those acquired loans with decreased cash flows.  At December 31, 2012 and December 31, 2011, there was an allowance of $316,624 and $47,635, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition date. Other institutions may not have acquired loans or they may not classify these loans as non-accrual and therefore there may be no direct comparability of these ratios between and among other institutions.

The following table provides a breakdown of the allowance for loan losses:

	Allocation of Allowance for Loan Losses
	December 31,
	2012		2011		2010
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Other consumer	$133,881	0.67%	$130,653	0.89%	$8,433	0.48%
Boat	248,928	1.17	565,240	1.63	294,723	3.86
Mortgage	2,826,584	81.71	2,123,068	77.73	1,748,122	67.97
Commercial	755,954	16.45	922,310	19.75	417,198	27.69
Total	$3,965,347	100.00%	$3,741,271	100.00%	$2,468,476	100.00%

Allocation of Allowance for Loan Losses

December 31,	2009		2008
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Consumer	$10,319	0.57%	$13,391	0.50%
Boat	81,417	4.91	94,910	6.22
Mortgage	1,845,126	66.74	1,348,850	63.21
Commercial	544,854	27.78	526,600	30.07

Total	$2,481,716	100.00%	$1,983,751	100.00%

Non-interest Revenue

2012 compared to 2011

Non-interest revenue totaled $3.8 million for the year ended December 31, 2012, an increase of $1.1 million or 39.31% from the 2011 amount of $2.7 million.  Non-interest revenue for the years ended December 31, 2012 and December 31, 2011 included fee income from service charges on deposit accounts, gains on sales or calls of investment securities, earnings on bank owned life insurance, gains or losses on sales of other real estate owned and other fees and commissions including revenues with respect to Pointer Ridge.  The primary causes of the increase in non-interest revenue were an increase in the gain on sales or calls of investments and the acquisition of MB&T, which was supplemented by growth in legacy bank customers and services provided to both new and existing customers. The acquisition was the major contributor to the increases in service charges and other fees and commissions during the year ended December 31, 2012 compared to the year ended December 31, 2011. Gain on sales or calls of investment securities increased during the period because, in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk, we elected to sell a higher dollar amount of securities and as a result recognized a higher net gain. Also contributing to the increase in non-interest revenues was a decrease in the other than temporary impairment on equity securities charge, which decreased because in 2011 we recognized a permanent impairment of equity securities and we experienced no such impairment in 2012.  Pointer Ridge rent and other revenues increased as a result of a decline in the vacancy in the building owned by Pointer Ridge. These increases were partially offset by a decrease in earnings on bank owned life insurance and a decline in gain on sales of other real estate owned, which decreased because we sold acquired properties at a higher net gain in 2011 than we did in 2012.

The following table outlines the changes in non-interest revenue for the twelve month periods.

Years Ended December 31,	2012	2011	$ Change	% Change
Service charges on deposit accounts	$1,281,187	$1,208,466	$72,721	6.02%
Gains on sales or calls of investment securities	1,156,781	140,149	1,016,632	725.39
Other than temporary impairment on investment securities	-	(123,039)	123,039	(100.00)
Earnings on bank owned life insurance	548,454	701,509	(153,055)	(21.82)
Pointer Ridge rent and other revenue	298,508	206,486	92,022	44.57
Gain on other real estate owned	110,704	248,005	(137,301)	(55.36)
Other fees and commissions	423,180	359,701	63,479	17.65
Total non-interest revenue	$3,818,814	$2,741,277	$1,077,537	39.31%

2011 compared to 2010

Non-interest revenue totaled $2.7 million for the twelve months ended December 31, 2011, an increase of $1.4 million or 102.76% from the 2010 amount of $1.3 million.  The increase in non-interest revenue during the period was primarily attributable to increases in service charges on deposit accounts and to a lesser extent, gains on sales or calls of investment securities and earnings on bank owned life insurance, partially offset by a $123,039 impairment on equity securities.  The primary cause of the increase in service charges on deposit accounts and in other fees and commissions, which increased slightly during the period, was the acquisition of MB&T and the resulting growth in customer services and deposits.  During the twelve month period, we sold securities and had securities called which provided the gains on sales of investment securities.  We did not have any gains on sales or calls of securities during the twelve months ended December 31, 2010.  Earnings on bank owned life insurance increased because of the addition of the MB&T bank owned life insurance policies and because during the period we recorded an approximately $213,000 non-recurring gain that occurred due to the loss of a colleague during the period.  There was a $74,144 decrease in the rent and other revenue that we earn from Pointer Ridge during 2011 resulting from the loss of tenants in the building that Pointer Ridge owns.  A $122,500 impairment in an equity security owned by Old Line Bank prior to the acquisition and a $539 charge off of an acquired security also partially offset the increases in other categories of non-interest revenues.  We charged the impairment against earnings because we believed that current market factors indicated these securities are permanently impaired.

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

Non-interest Expense

2012 compared to 2011

Non-interest expense increased $4.4 million for the twelve months ended December 31, 2012.  The following chart outlines the changes in non-interest expenses for the period.

Years ended December 31,	2012	2011	$ Change	% Change
Salaries and benefits	$12,038,509	$10,024,591	$2,013,918	20.09%
Occupancy and equipment	3,687,419	3,131,557	555,862	17.75
Data processing	869,984	816,815	53,169	6.51
Pension plan termination	700,884	-	700,884	-
Pointer Ridge other operating	422,147	562,223	(140,076)	(24.91)
FDIC insurance and State of Maryland assessments	600,875	613,881	(13,006)	(2.12)
Merger and integration	470,999	574,321	(103,322)	(17.99)
Core deposit premium	727,421	584,024	143,397	24.55
Other operating	5,754,289	4,576,931	1,177,358	25.72
Total non-interest expenses	$25,272,527	$20,884,343	$4,388,184	21.01%
Salaries and benefits, occupancy and equipment, data processing and other operating expenses increased during the twelve months ended December 31, 2012 primarily because of increased operating expenses resulting from the acquisition of MB&T and enhancements to our infrastructure.  As a result of the acquisition, we increased our number of employees by 86 and our branch network by nine. During the first three months of 2011, we did not incur expenses related to these branches and personnel.  The increase in the core deposit premium was the result of the acquisition of MB&T and subsequent amortization of the core deposit intangible.  These increases were partially offset by declines in merger and integration costs, FDIC insurance and State of Maryland assessments and Pointer Ridge other operating expenses.  Merger and integration costs declined during 2012 because we have completed the merger with MB&T and previously expensed all costs associated with it, except for non-compete fees paid to former directors which we will continue to incur.  This decline was partially offset by $354,333 in merger expenses associated with the pending acquisition of WSB.  The decrease in FDIC insurance and State of Maryland assessments was a result of lower FDIC assessments as a result of the change in the base and rate calculation as required by the Dodd-Frank Act which was partially offset by an increase in the deposit base.  Pointer Ridge other operating expense decreased because the vacancy rate in the building declined and the new tenants are paying a pro-rata share of the building’s operating expenses.

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

The following chart outlines the changes in non-interest expenses for the period.

Years ended December 31,	2011	2010	$ Change	% Change
Salaries and benefits	$10,024,591	$5,966,672	$4,057,919	68.01%
Occupancy and equipment	3,131,557	1,712,182	1,419,375	82.90
Data processing	816,815	452,675	364,140	80.44
Pointer Ridge other operating	562,223	413,484	148,739	35.97
FDIC insurance and State of Maryland assessments	613,881	527,807	86,074	16.31
Merger and integration	574,321	574,369	(48)	(0.01)
Core deposit premium	584,024	-	584,024	-
Other operating	4,576,931	1,762,316	2,814,615	159.71
Total non-interest expenses	$20,884,343	$11,409,505	$9,474,838	83.04%

We anticipate 2013 non-interest expenses will exceed 2012 non-interest expenses. During the year, we will continue to incur increased salary, benefits, occupancy, equipment and data processing expenses related to increased operational expenses associated with the anticipated acquisition of WSB.

Income Taxes

2012 compared to 2011

Income tax expense was $2.7 million (26.71% of pre-tax income) for the twelve months ended December 31, 2012 as compared to $1.9 million (26.91% of pre-tax income) for the same period in 2011. The dollar amount of the taxes was higher for the twelve month period ended December 31, 2012 because net income was significantly higher than in the twelve months ended December 31, 2011.  The tax rate was lower for the twelve month period ended December 31, 2012 primarily because during the twelve months ended December 31, 2012 tax exempt income was higher than during the same period of 2011.

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

Net Income Available to Common Stockholders

2012 compared to 2011

Net income available to common stockholders was $7.5 million or $1.10 per basic common share and $1.09 per diluted common share for the twelve month period ending December 31, 2012 compared to net income available to common stockholders of $5.4 million or $0.86 per basic and diluted common share for 2011.  The increase in net income attributable to Old Line Bancshares for 2012 was primarily the result of a $6.1 million increase in net interest income and $1.1 million increase in non-interest revenue.  These increases were partially offset by a $4.4 million increase in non-interest expense and a $793,822 increase in taxes.

2011 compared to 2010

Net income available to common stockholders was $5.4 million or $0.86 per basic and diluted common share for the twelve month period ending December 31, 2011 compared to net income available to common stockholders of $1.5 million or $0.39 per basic and $0.38 per diluted common share for the same period in 2010.  The increase in net income attributable to Old Line Bancshares for 2011 was primarily the result of a $12.8 million increase in net interest income and a $1.4 million increase in non-interest revenue.  These increases were partially offset by a $9.5 million increase in non-interest expense, a $718,000 increase in the provision for loan losses and a $929,874 increase in taxes compared to the same period in 2010.

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

The investment securities at December 31, 2012 amounted to $171.5 million, an increase of $9.8 million, or 6.03%, from the December 31, 2011 amount of $161.8 million.  As outlined above, at December 31, 2012, all securities were classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $4.1 million at December 31, 2012 (reflected as unrealized gains of $2.5 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $3.9 million ($2.4 million net of taxes) at December 31, 2011.  In general, the increase in fair value was a result of changes in the duration or maturity of the portfolio and decreasing market rates.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

The fair value of available for sale securities included net unrealized gains of $3.9 million at December 31, 2011 (reflected as unrealized gains of $2.4 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $450,758 ($272,956 net of taxes) at December 31, 2010.  In general, the increase in fair value was a result of the acquisition of MB&T, changes in time to maturity and decreasing market rates.

The following table sets forth a summary of the investment securities portfolio as of the periods indicated.  Available for sale securities are reported at estimated fair value; held to maturity securities are reported at amortized cost.

Investment Securities
(Dollars in thousands)

December 31,	2012	2011	2010

Available For Sale Securities
U.S. Treasury	$1,251	$1,256	$-
U.S. government agency	29,675	26,091	3,804
Municipal securities	63,854	35,142	1,327
Mortgage backed	76,761	99,296	27,919
Total Available for Sale Securities	$171,541	$161,785	$33,050

Held To Maturity Securities
U.S. Treasury	$-	$-	$-
Municipal securities	-	-	984
Mortgage backed	-	-	20,752
Total Held to Maturity Securities	$-	$-	$21,736

Equity securities	$3,615	$3,846	$2,563

The following table shows the maturities for the securities portfolio at December 31, 2012 and 2011:

Fair Value, Amortized Cost and Weighted Average Yield

	Available for Sale			Held to Maturity
December 31, 2012	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Maturing
Less than 3 months	$1,404,739	$1,406,623	1.05%	$-	$-
Over 3 months through 1 year	119,317	121,223	3.38%	-	-
Over one to five years	14,230,204	14,348,906	1.26%	-	-
Over five to ten years	29,888,753	30,476,885	1.97%	-	-
Over ten years	121,832,807	125,187,585	2.46%	-	-
	$167,475,820	$171,541,222		$-	$-

Pledged Securities	$34,312,950	$35,085,026		$-	$-

	Available for Sale			Held to Maturity
December 31, 2011	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
Maturing
Less than 3 months	$255,000	$255,872	4.37%	$-	$-
Over 3 months through 1 year	1,004,229	1,025,000	4.25%	-	-
Over one to five years	19,052,724	19,138,115	1.37%	-	-
Over five to ten years	28,684,389	29,502,002	2.77%	-	-
Over ten years	108,806,473	111,863,846	3.03%	-	-
	$157,802,815	$161,784,835		$-	$-

Pledged Securities	$34,530,023	$35,550,747		$-	$-

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

Pointer Ridge Office Investment, LLC

Our membership interest in Pointer Ridge is 62.50%.  Consequently, we consolidate Pointer Ridge’s results of operations.  The following table summarizes the condensed Balance Sheets and Statements of Income for Pointer Ridge.

Pointer Ridge Office Investment, LLC
December 31,	2012	2011	2010
Balance Sheets
Current assets	$313,165	$429,611	$758,257
Non-current assets	6,938,990	7,088,001	7,252,413
Liabilities	6,208,029	6,299,819	6,397,360
Equity	1,044,126	1,217,793	1,613,310

Statements of Income
Revenue	$842,230	$765,044	$822,920
Expenses	1,015,897	1,160,562	1,017,184
Net income (loss)	$(173,667)	$(395,518)	$(194,264)

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

We also individually evaluated nine impaired business loans totaling $536,144 and 53 real estate loans totaling $30.1 million to determine the fair value as of the April 1, 2011 measurement date.  In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision expense and decrease net interest income after provision expense.  Subsequent collection of payments on these loans that exceeds our expected cash flows will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.

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

Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision expense and decrease net interest income after provision expense.   Subsequent collection of payments on these loans that exceeds our expected cash flows will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.  In specific instances, we determined that the loan had no value due to its prior payment history, lack of collateral or other factors.  In these cases, we reclassify any payments received to accretable yield and accrete these payments to income.  We also reclassify amounts to accretable yield when we receive payment in full on a loan.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of the acquisition date.

Acquired Loans as of April 1, 2011

April 1, 2011	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired individually evaluated
Business loans risk rated 4 at acquisition	$1,847,413	$279,348	$1,568,065	$1,568,065
Business loans risk rated 5 at acquisition	330,822	259,422	71,400	71,400
Business loans risk rated 6 at acquisition	205,322	120,710	84,612	84,612
Total business loans individually evaluated	2,383,557	659,480	1,724,077	1,724,077
Real estate loans risk rated 4 at acquisition	3,787,171	510,064	3,277,107	3,277,107
Real estate loans risk rated 5 at acquisition	4,596,338	2,242,513	2,353,825	2,353,825
Real estate loans risk rated 6 at acquisition	25,503,757	15,328,826	10,174,931	10,174,931
Total real estate loans individually evaluated	33,887,266	18,081,403	15,805,863	15,805,863
Total impaired loans individually evaluated	$36,270,823	$18,740,883	$17,529,940	$17,529,940

Initial Calculation of Non-Accretable Difference
Contractually required payments receivable	$36,270,823
Less: Cash flows expected to be expected	(17,529,940)
Non-accretable difference	$18,740,883

Initial Calculation of Accretable Yield
Cash flow expected to be collected	$17,529,940
Less: initial investment	(17,529,940)
Accretable yield	$-

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of December 31, 2012.

Acquired Loans as of December 31, 2012

December 31, 2012	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired individually evaluated
Business loans risk rated 4 at acquisition	$1,371,081	$205,662	$1,165,419	$1,165,419
Business loans risk rated 5 at acquisition	50,153	42,882	7,271	7,271
Business loans risk rated 6 at acquisition	87,422	52,030	35,392	35,392
Total business loans individually evaluated	1,508,656	300,574	1,208,082	1,208,082
Real estate loans risk rated 4 at acquisition	3,526,864	482,256	3,044,608	3,044,608
Real estate loans risk rated 5 at acquisition	3,474,335	1,706,877	1,767,458	1,767,458
Real estate loans risk rated 6 at acquisition	16,420,887	9,077,153	7,343,734	7,343,734
Total real estate loans individually evaluated	23,422,086	11,266,286	12,155,800	12,155,800
Total impaired loans individually evaluated	$24,930,742	$11,566,860	$13,363,882	$13,363,882

Accretable Yield
Beginning balance December 31, 2011	$-
Accreted to income	3,343,955
Reclassification from non-accretable (1)	(3,343,955)
Ending balance December 31, 2012	$-

Non-Accretable Yield Discount
Beginning balance December 31, 2011	$15,589,150
Reclassification to accretable (1)	(3,343,955)
Charge off	(76,648)
Transferred to OREO	(601,687)
Ending balance December 31, 2012	$11,566,860

(1) Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of December 31, 2011.

Acquired Loans as of December 31, 2011

December 31, 2011	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired individually evaluated
Business loans risk rated 4 at acquisition	$1,617,100	$242,565	$1,374,535	$1,374,535
Business loans risk rated 5 at acquisition	246,775	186,166	60,609	60,609
Business loans risk rated 6 at acquisition	165,839	93,163	72,676	72,676
Total business loans individually evaluated	2,029,714	521,894	1,507,820	1,507,820
Real estate loans risk rated 4 at acquisition	3,642,173	494,524	3,147,649	3,147,649
Real estate loans risk rated 5 at acquisition	4,196,976	2,073,878	2,123,098	2,123,098
Real estate loans risk rated 6 at acquisition	22,058,392	12,498,854	9,559,538	9,559,538
Total real estate loans individually evaluated	29,897,541	15,067,256	14,830,285	14,830,285
Total impaired loans individually evaluated	$31,927,255	$15,589,150	$16,338,105	$16,338,105

Accretable Yield
Beginning balance April 1, 2011	$-
Accreted to income	(2,060,770)
Reclassification from non-accretable (1)	2,060,770
Ending balance December 31, 2011	$-

Non-Accretable Yield Discount
Beginning balance April 1, 2011	$18,740,883
Reclassification to accretable (1)	(2,060,770)
Charge off	(73,653)
Transferred to OREO	(1,017,310)
Ending balance December 31, 2011	$15,589,150

(1) Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $55.8 million or 10.36% to $595.1 million at December 31, 2012 from $539.3 million at December 31, 2011.  Commercial business loans decreased by $8.7 million (8.17%), commercial real estate loans increased by $71.8 million (26.29%), residential real estate loans decreased by $5.8 million (5.95%), real estate construction loans (primarily commercial real estate construction and acquisition and development) increased by $1.1 million (2.16%) and consumer loans decreased by $2.7 million (19.53%) from their respective balances at December 31, 2011.  The loan growth during the twelve month period was a direct result of our business development efforts as well as our enhanced presence in our market area.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team will continue to focus their efforts on business development during 2013 and continue to grow the loan portfolio.  However, the current economic climate may cause slower loan growth.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $239.7 million or 80.01% to $539.3 million at December 31, 2011 from $299.6 million at December 31, 2010.  Commercial business loans increased by $23.6 million (28.26%), commercial real estate loans increased by $119.6 million (77.92%), residential real estate loans increased by $69.6 million (256.83%), real estate construction loans (primarily commercial real estate construction and acquisition and development) increased by $27.3 million (111.89%) and consumer loans increased by $595,147 (4.54%) from their respective balances at December 31, 2010.  During the twelve months ended December 31, 2011, we received scheduled loan payoffs on construction loans that negatively impacted our loan growth for the period.  The $190.8 million of acquired loans were the primary cause of growth during 2011 although we also experienced an approximately $50.0 million growth in loans as a result of business development efforts.  We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.

Major classifications of loans are as follows:

	December 31, 2012			December 31, 2011
	Legacy	Acquired	Total	Legacy	Acquired	Total

Real estate
Commercial	$279,489,013	$65,396,469	$344,885,482	$200,955,448	$72,145,634	$273,101,082
Construction	48,603,640	4,174,751	52,778,391	42,665,407	8,997,131	51,662,538
Residential	38,901,489	52,069,937	90,971,426	31,083,835	65,639,873	96,723,708
Commercial	88,306,302	10,070,234	98,376,536	90,795,904	16,329,991	107,125,895
Consumer	9,944,466	1,059,991	11,004,457	11,652,628	2,021,397	13,674,025
	465,244,910	132,771,382	598,016,292	377,153,222	165,134,026	542,287,248
Allowance for loan losses	(3,648,723)	(316,624)	(3,965,347)	(3,693,636)	(47,635)	(3,741,271)
Deferred loan costs, net	1,093,983	-	1,093,983	751,689	-	751,689
	$462,690,170	$132,454,758	$595,144,928	$374,211,275	$165,086,391	$539,297,666

December 31, 2010
	Legacy	Total

Real estate
Commercial	$153,526,907	$153,526,907
Construction	24,377,690	24,377,690
Residential	27,081,399	27,081,399
Commercial	83,523,056	83,523,056
Consumer	13,079,878	13,079,878
	301,588,930	301,588,930
Allowance for loan losses	(2,468,476)	(2,468,476)
Deferred loan costs, net	485,976	485,976
	$299,606,430	$299,606,430

The following table presents the maturities or re-pricing periods of selected loans outstanding at December 31, 2012:

	Loan Maturity Distribution at December 31, 2012
	1 year or less	1-5 years	After 5 years	Total
	(Dollars in thousands)
Real Estate
Commercial	$75,160	$229,433	$40,293	$344,886
Construction	23,768	23,269	5,741	52,778
Residential	37,888	23,315	29,768	90,971
Commercial	55,133	40,574	2,670	98,377
Consumer	2,059	1,503	7,442	11,004
Total Loans	$194,008	$318,094	$85,914	$598,016

Fixed Rates	$35,242	$65,240	$75,000	$175,482
Variable Rates	158,766	252,854	10,914	422,534
Total Loans	$194,008	$318,094	$85,914	$598,016

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have only one hotel loan that has an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

Loans With Interest Paid From Loan Advances
(Dollars in thousands)
Years Ended December 31,	2012		2011
	# of Borrowers		# of Borrowers
Hotels	1	$4,806	1	$2,093
Single family acquisition & development	-	-	1	1,418
	1	$4,806	2	$3,511

At inception, the total loan and commitment amount were equivalent to an appraised 80% or less “as is” or “as developed” loan to value and this loan conforms with its original approval requirements.

At year end, in addition to the four non-accrual legacy loans and 25 non-accrual acquired loans, there were two legacy loans totaling $655,506 and 22 acquired loans totaling $529,644 that were 30-89 days past due and four legacy loans in the amount of $1.1 million and four acquired loans totaling $72,734 that were past due 60-89 days or more and one legacy loan in the amount of $6,410 past due 90 days or more.  Management has identified an additional 11 potential problem loans totaling $4.6 million.  Management has concerns either about the ability of these borrowers to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

At December 31, 2011, we had two legacy loans totaling $1.2 million that were 90 days past due and were classified as non-accrual.  This compares to three loans in the amount of $2.7 million at December 31, 2010 which were 90 days past due and were classified as non-accrual.

The table below outlines the transfer of loans from and to non-accrual status for the twelve month period:

Non-Accrual Loans (Dollars in thousands)
	Legacy Loans		Acquired Loans		Total
	# of Loans	Loan Balance	# of Loans	Loan Balance	Loan Balance

Beginning Balance, December 31, 2011	2	$1,247	25	$4,583	$5,830
Transferred In	5	2,321	5	2,642	4,963
Payments received	(1)	(1,199)	(1)	(1,648)	(2,847)
Repossessed	-	-	-	-	-
Charged off	(2)	(551)	(2)	(469)	(1,020)
Transferred to other real estate owned	-	-	(2)	(1,016)	(1,016)
Ending balance, December 31, 2012	4	$1,818	25	$4,092	$5,910

Non-Accrual Legacy Loans and Legacy Other Real Estate Owned

At December 31, 2011, we had two non-accrual legacy loans with a total recorded book balance of $1.2 million.  The first non-accrual legacy loan was a residential land acquisition and development loan secured by real estate.  The borrower and guarantor on this loan have filed bankruptcy.  During the first quarter of 2011, we charged $446,980 to the allowance for loan losses and reduced the balance on this loan from $1,616,317 to $1,169,337.   We subsequently identified a potential buyer for this note who had agreed to purchase it at a price slightly lower than the  carrying value.  In October of 2011, the prospective purchaser of the promissory note rescinded his offer.  In February 2012, we sold at foreclosure the property that secured the promissory note on this loan and expected to receive ratification of the foreclosure and proceeds from the sale of approximately $970,000 during the first quarter of 2012.  Therefore, during the first quarter of 2012, we charged an additional $200,000 to the allowance for loan losses to properly reflect the net sales proceeds that we expected to receive.  The courts rejected the initial foreclosure. We subsequently re-foreclosed on the property and received ratification of the sale in the third quarter and completed the sale of this property in the fourth quarter of 2012.  In conjunction with this sale we charged an additional $10,707 to the allowance for loan losses.

The second loan was a commercial loan in the amount of $77,975 secured by a blanket lien on the borrower’s assets and a second deed of trust on the guarantor’s personal residence.  The borrower had ceased operations and the collateral had no value.  In the first quarter of 2012, we charged the entire balance due to the allowance for loan losses and filed a judgment against the guarantors.

During the first quarter of 2012, we transferred a commercial real estate loan in the amount of $464,978 to non-accrual.  The original purpose of this loan was to purchase a building for use as a fast food franchise.  The borrower on this loan executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  During the fourth quarter of 2012, we sold this note to the owner of the land for $225,000 and charged $253,478 to the allowance for loan losses.

The next non-accrual legacy loan is a commercial real estate loan in the amount of $874,735 that we also transferred to non-accrual status during the first quarter of 2012.  The borrower’s business has insufficient cash flow to make payments on this loan.  A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full and the borrower has made all past due payments.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $45,859.  We also transferred two additional loans to entities related to this borrower to non-accrual status.  The first loan in the amount of $138,708 is also secured by commercial real estate and a current appraisal indicates the value of the real estate that is collateral for this loan is sufficient to provide payment in full and the borrower has made all past due payments.  We have not allocated any of the allowance for loan losses for this loan.  The non-accrued interest on this loan is $3,655.  We transferred a third unsecured loan that is related to this borrower in the amount of $8,819 to non-accrual status and charged this loan to the allowance for loan losses.  The borrower repaid this charge off in full during the first quarter of 2013.

During the third quarter of 2012, we transferred a legacy commercial real estate loan in the amount of $352,478 to non-accrual status.  The borrower was delinquent with payments and would not provide current financial information.  A current appraisal indicates that the value of the real estate that was collateral for this loan was sufficient to provide payment in full and we expected to foreclose on this property.  We did not allocate any of the allowance for loan losses for this loan.  At December 31, 2012, the balance on this loan was $351,276.  On January 15, 2013, we sold the real estate at foreclosure and charged a deficiency balance of $7,760 to the allowance for loan losses.  We have received ratification of the foreclosure sale and expect settlement of the sale to occur by the end of the first quarter of 2013.

During the third quarter of 2012, we also transferred a legacy residential real estate loan in the amount of $469,168 to non-accrual status.  The borrower was delinquent with payments and is experiencing financial difficulties.  A current appraisal indicates that the value of the real estate that is collateral for this loan is sufficient to provide payment in full.  The borrower is currently remitting payments on this loan and attempting to bring all past due balances current.  We have not allocated any of the allowance for loan losses for this loan.  The balance on this loan on December 31, 2012 was $453,165 and the non-accrued interest on this loan is $21,794.

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

Non-Accrual Acquired Loans and Other Real Estate Owned

At December 31, 2012, we had 25 non-accrual acquired loans totaling $4.1 million compared to 25 non-accrual acquired loans totaling $4.6 million at December 31, 2011.  Of these, the borrowers on 17 loans totaling $1.7 million are current according to their contractual terms and are generally making monthly payments, albeit in a slow manner.  The loans were placed on non-accrual by MB&T because of their slow payment history and/or the industry was significantly impacted by the weaknesses in the economy.

At December 31, 2011 and 2012, we had two borrowers owned by the same individual who had four loans totaling $775,000.  The borrower paid the fair value of these four loans during the first quarter of 2012 and there is no balance remaining in non-accrual.  However, there is still a contractual amount remaining on these loans.   We continue to work with the borrower for full repayment of the contractual amount.

At December 31, 2011, we had one borrower with one note secured by commercial real estate and the fair value of the loan is $300,000.  During the fourth quarter of 2012, we received a deed in lieu of foreclosure on this property and transferred the balance due to other real estate owned.  We plan to auction the property during the first or second quarter of 2013.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

At December 31, 2011 and 2012, we had one borrower with a loan secured by commercial real estate and the fair value of the loan is $250,000.  The borrower has filed a new bankruptcy plan and we are receiving payments from the bankruptcy court.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

At December 31, 2011, we had a loan in the amount of $347,474 that was transferred to non-accrual during the fourth quarter of 2011.  Commercial real estate secures this loan and the fair value of the loan, as of December 31, 2012, is $313,373.  We were awarded a confess judgment against the borrower and are working towards foreclosure of the property.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying cost or expenses to sell.

We transferred another loan to non-accrual status during the fourth quarter of 2011.  This loan was unsecured and the fair value of the loan was $47,635.  We charged this loan to the allowance for loan losses during the first quarter of 2012.

During the first quarter of 2012, we transferred three acquired loans totaling $1.2 million for two borrowers to non-accrual status.  The first acquired loan is to one borrower who had two loans totaling $936,243.  This borrower is the same borrower discussed above in the legacy non-accrual loans.  The original purpose of the loans was to purchase and equip a building for use as a fast food franchise.  The borrower on these loans executed a lease on land on which the building that secures this loan was built.  The borrower has closed this facility and has no other available assets.  We have completed negotiations with the landlord. During the fourth quarter of 2012, we transferred the $358,000 value of the building to other real estate owned and charged the remaining balance due of $578,243 to the allowance for loan losses.  In February 2013, we accepted a contract for sale of this property in the amount of $310,00 and expect to settle on this sale in March 2013.

The borrower on the third loan transferred during the first quarter of 2012 to non-accrual status is a loan secured by commercial real estate and four residential lots with a fair value of $241,624.  This loan has matured.  We are in litigation with the borrower.  Assuming we prevail in litigation, we anticipate we will receive payment in full either by foreclosing on the collateral and selling the properties or through receipt of payment from the borrower. The non-accrued interest on this loan is $241,624.

During the second quarter of 2012, we transferred an acquired loan in the amount of $23,664 to non-accrual status.  The borrower has filed for bankruptcy and we have charged this loan off.

During the third quarter of 2012, we transferred an acquired loan in the amount of $1.0 million to non-accrual status.  The borrower on this loan is experiencing marital and financial difficulties.  A residential property is collateral on this loan.  Unless the borrower resolves these problems, we anticipate we will foreclose on this loan.  We have received an appraisal of the property and have allocated $50,000 of the allowance for loan loss to this loan.  The non-accrued interest on this loan is $52,778.

In the fourth quarter of 2012, we transferred an additional loan secured by residential real estate in the amount of $324,960 to non-accrual status.  We are working towards receiving a deed in lieu of foreclosure on this property.  We have allocated $25,000 of the allowance for loan losses to these loans.  The non-accrued interest on this loan is $6,320.

There is one additional acquired loan in the amount of $296,794 secured by a residential property that was previously paying slowly that is now seriously delinquent and we are proceeding with foreclosure.  The non-accrued interest on this loan is $36,319.

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

As required by ASC Topic 310-Receivables and ASC Topic 450-Contingencies, we measure all impaired loans, which consist of all TDRs and other loans for which collection of all contractual principal and interest is not probable, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, we recognize impairment through a valuation allowance and corresponding provision for loan losses.  Old Line Bank considers consumer loans as homogenous loans and thus does not apply the impairment test to these loans.  We write off impaired loans when collection of the loan is doubtful.

The tables below present a breakdown of the recorded book balance of non-performing loans and accruing past due loans at December 31, 2012.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
December 31, 2012
	Legacy			Acquired
	# of Loans	Account Balance	Interest Not Accrued	# of Loans	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$1,226,011	$103,529	8	$1,401,187	$649,266
Construction	-	-	-	4	100,000	592,476
Residential	2	591,873	25,449	10	2,555,374	526,669
Commercial	-	-	-	3	35,392	45,787
Consumer	-	-	-	-	-	-
Total non-performing loans	4	$1,817,884	$128,978	25	$4,091,953	$1,814,198

Accruing past due loans:
30-59 days past due
Real estate	1	$218,700		3	$447,399
Commercial	1	436,806		1	36,923
Consumer	-	-		18	45,322
Total 30-59 days past due	2	655,506		22	529,644
60-89 days past due
Real estate	3	1,141,779		1	62,852
Commercial	-	-		-	-
Consumer	1	1,453		3	9,882
Total 60-89 days past due	4	1,143,232		4	72,734
90 or more days past due
Consumer	-	-		1	6,410
Total accruing past due loans	6	$1,798,738		26	$608,788

Accruing Troubled Debt Restructurings
Real Estate	1	$499,122		3	$604,326
Consumer	-	-		1	90,748
Total Accruing Troubled Debt Restructurings	1	$499,122		4	$695,074

The table below presents a breakdown of the non-performing legacy loans and accruing legacy past due loans at December 31, 2011.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
December 31, 2011
	Legacy			Acquired
	# of Loans	Account Balance	Interest Not Accrued	# of Loans	Account Balance	Interest Not Accrued
Real Estate
Commercial		$-	$-	11	$2,288,900	$1,164,630
Construction	1	1,169,337	212,484	5	1,184,146	255,560
Residential	-	-	-	6	1,019,942	241,093
Commercial	1	77,975	1,735	3	90,039	33,041
Consumer	-	-	-	-	-	-
Total non-performing loans	2	$1,247,312	$214,219	25	$4,583,027	$1,694,324

Accruing past due loans:
30-59 days past due
Real estate	1	$421,805		3	$474,651
Commercial	-	-		-	-
Consumer	-	-		16	22,698
Total 30-59 days past due	1	421,805		19	497,349
60-89 days past due
Real estate	2	311,762		2	338,431
Commercial	1	11,043		-	-
Consumer	-	-		1	3,494
Total 60-89 days past due	3	322,805		3	341,925
90 or more days past due
Consumer	1	34,370		-	-
Total accruing past due loans	5	$778,980		22	$839,274

Accruing Troubled Debt Restructurings
Real Estate	3	$5,037,879		-	$-
Consumer	1	142,671		2	154,088
Total Accruing Troubled Debt Restructurings	4	$5,180,550		2	$154,088

The table below presents a breakdown of the non-performing legacy loans and accruing legacy past due loans at December 31, 2010.

Non-Accrual and Past Due Loans and Troubled Debt Restructurings
Recorded Book Balance
December 31, 2010
Legacy
	# of Loans	Account Balance	Interest Not Accrued
Real Estate
Commercial	2	$2,427		$315
Construction	-	-		-
Residential	-	-		-
Commercial	-	-		-
Consumer	1	284		4
Total non-performing loans	3	$2,711		$319

Accruing past due loans:			$
30-59 days past due	-	-
60-89 days past due	-	-
90 or more days past due	-	-
Total accruing past due loans	-	-

Accruing Troubled Debt Restructurings
Real Estate	-	$-
Commercial	-	-
Consumer	-	-
Total Accruing Troubled Debt Restructurings	-	$-

Bank owned life insurance

We have invested $16.9 million in life insurance policies on our executive officers, other officers of the Bank, and retired officers of MB&T.  In June 2005, we purchased $3.3 million of BOLI on the lives of our executive officers, Messrs. Cornelsen and Burnett and Ms. Rush.  With a new $4 million investment made in February 2007, we increased the insurance on Messrs. Cornelsen and Burnett and expanded the coverage of the insurance policies to insure the lives of several other officers of Old Line Bank, including Sandi F. Burnett.  During the twelve months ended December 31, 2012, the cash surrender value of the insurance policies increased by $452,741 as a result of earnings on the policies.  We anticipate the earnings on these policies will partially offset our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 and those that MB&T had entered into with their executive officers.  There is no obligation to provide post retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T.  We have accrued a $222,424 liability associated with the post retirement death benefits of the BOLI policies acquired from MB&T.

On January 3, 2006, Old Line Bank entered into Salary Continuation Agreements and Supplemental Life Insurance Agreements with Mr. Cornelsen, Mr. Burnett and Ms. Rush and started accruing for the related post retirement salary benefits.  On February 26, 2010, we modified the salary continuation agreements to increase benefits to each executive and to add salary continuation benefits for Ms. Burnett.  Under these agreements, benefits accrue over time from the date of the agreement until the executive reaches the age of 65.  Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen $223,729; Mr. Burnett $23,177; Ms. Burnett $66,310; and Ms. Rush $77,773. Mr. Burnett will receive an additional $5,895 per year if he continues his employment with us until he reaches age 68.  Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen $1.4 million; Mr. Burnett $729,275; Ms. Burnett $348,722; Ms. Rush $746,965; and we have aggregate insurance on all other officers, retired officers of MB&T, and former employees totaling $34.8 million.  Old Line Bank has funded these obligations through the BOLI outlined above.

Prepaid pension

MB&T had an employee pension plan that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date.  We notified all plan participants that we terminated this plan effective August 1, 2011.  We liquidated the securities the plan held, deposited the proceeds into interest bearing certificates of deposit and a money market account.  On October 1, 2012, we purchased an annuity contract to transfer the remaining $2,116,489 pension liability, effective November 1, 2012.  In the fourth quarter of 2012, we recorded a $700,884 expense for the termination of this plan and reversed a deferred tax liability with a credit to income tax payable in the amount of $406,000.  We transferred the remaining pension plan assets of $235,341 to the employee 401(k) plan and recorded all remaining expenses associated with audits, actuarial and consulting fees to the plan.

Other real estate owned

As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).  We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.  During the twelve months ended December 31, 2012, we sold six properties and recorded gains on these sales of $110,704.

The following outlines the transactions in other real estate owned during the period.

Other Real Estate Owned
	Legacy	Acquired	Total
December 31, 2011 balance	$1,871,832	$-	$1,871,832
Beginning acquired	-	2,132,777	2,132,777
Transferred in	-	1,451,608	1,451,608
Investment in improvements	-	15,525	15,525
Write down in value	(220,000)	(61,000)	(281,000)
Sales	(604)	(1,470,689)	(1,471,293)
December 31, 2012 balance	$1,651,228	$2,068,221	$3,719,449

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

Core deposit intangible

As a result of the acquisition of Maryland Bankcorp, during the second quarter of 2011, we recorded a core deposit intangible of $5.0 million.  This amount represented the premium that we paid to acquire MB&T’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  At December 31, 2012, the core deposit intangible was $3.7 million.

Deposits

We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At December 31, 2012, the deposit portfolio had increased to $735.5 million, a $44.7 million or 6.47% increase over the December 31, 2011 level of $690.8 million.  Non-interest bearing deposits increased $18.8 million during the period to $188.9 million from $170.1 million primarily because we established new relationships during the period and expanded upon existing ones.  Interest-bearing deposits rose $26.0 million to $546.6 million from $520.6 million.  The increase in interest bearing deposits was primarily the result of increased depository relationships with local municipalities and state organizations, with the vast majority placed in reciprocal deposits obtained through the Promontory Interfinancial Network. The following table outlines the growth in interest bearing deposits:

December 31,	2012	2011	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$310,772	$336,068	$(25,296)	(7.53	) %
Interest bearing checking	171,478	123,907	47,571	38.39%
Savings	64,313	60,654	3,659	6.03%
Total	$546,563	$520,629	$25,934	4.98%

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

We acquire brokered certificate of deposits through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At December 31, 2012, we had $39.3 million in CDARS and $63.9 million in money market accounts through Promontory’s reciprocal deposit program compared to $24.8 million and $14.1 million, respectively, at December 31, 2011.  At December 31, 2012, we had received $17.7 million in deposits through the Promontory network that were not reciprocal deposits.  We had no other brokered certificates of deposit as of December 31, 2012 and 2011.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2012.

	Certificate of Deposit Maturity Distribution
	December 31, 2012
	Three Months or Less	Three Months to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit
Less than $100,000	$21,793	$56,855	$42,533	$121,181
Greater than or equal to $100,000	55,034	93,867	40,690	189,591
Total	$76,827	$150,722	$83,223	$310,772

Borrowings

Old Line Bancshares has available a $3 million unsecured line of credit.  Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of December 31, 2012.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $250.1 million at December 31, 2012.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $97.2 million of borrowings.  Of this we had borrowed $7.0 million at December 31, 2012.  We may increase availability by providing additional collateral.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account.  This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2011, Old Line Bank had $7.8 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.30% and $20.9 million outstanding in secured promissory notes with an average interest rate of 0.50%.  We recorded these secured promissory notes with the acquisition of MB&T.  At December 31, 2012, Old Line Bank had $6.3 million outstanding in short term unsecured promissory notes with an average interest rate of 0.15% and $24.6 million in secured promissory notes with an average interest rate of 0.10%.  At December 31, 2010, Old Line Bank had $5.7 million outstanding with an average interest rate of 0.50%.

At December 31, 2011 and December 31, 2010, Old Line Bank had two advances in the amount of $5.0 million each, from the FHLB totaling $10.0 million.

On December 12, 2007, Old Line Bank borrowed $5.0 million from the FHLB.  The interest rate on this advance is 3.3575% and interest was payable on the 12th day of each March, June, September and December, commencing on March 12, 2008.  On December 12, 2008, or any interest payment date thereafter, the FHLB had the option to convert the interest rate on this advance to a fixed rate three (3) month LIBOR.  The maturity date on this advance was December 12, 2012 and we repaid it in full at that time.

On December 19, 2007, Old Line Bank borrowed an additional $5.0 million from the FHLB.  The interest rate on this borrowing was 3.119% and was payable on the 19th day of each month.  On January 22, 2008 or any interest payment date thereafter, the FHLB had the option to convert the interest rate on this advance from a fixed rate to a one (1) month LIBOR based variable rate.  This borrowing matured on December 19, 2012 and we repaid it in full at that time.

The following table outlines our borrowings as of December 31, 2012 and December 31, 2011.

Borrowings
December 31,	2012			2011
	Amount	Rate	Maximum Amount Borrowed During Any Month End Period	Amount	Rate	Maximum Amount Borrowed During Any Month End Period
Short term promissory notes	$6,332,804	0.15%	$9,652,162	$7,784,561	0.30%	$12,271,568
Repurchase agreements	24,572,663	0.10	28,167,472	20,888,096	0.50	22,979,870
Overnight advance	7,000,000	0.35	7,000,000	-		-
FHLB advance due Dec. 2012	-	-	5,000,000	5,000,000	3.36	5,000,000
FHLB advance due Dec. 2012	-	-	5,000,000	5,000,000	3.12	5,000,000
Total short term borrowings	$37,905,467		$54,819,634	$38,672,657		$45,251,438

Senior note, fixed at 6.28%	6,192,350	6.28%		6,284,479	6.28%
Total long term borrowings	$6,192,350			$6,284,479

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At December 31, 2012 and 2011, Pointer Ridge had borrowed $6.2 million and $6.3 million, respectively, under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

For additional information about our borrowings, see Notes 12 and 13 to our consolidated financial statements.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On December 31, 2012, we had $28.3 million in cash and due from banks, $130,192 in interest bearing accounts, and $228,113 in federal funds sold.  As of December 31, 2011, we had $43.4 million in cash and due from banks, $119,235 in interest bearing accounts, and $83,114 in federal funds sold.

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

Capital

Our stockholders’ equity amounted to $75.3 million at December 31, 2012 and $68.5 million at December 31, 2011.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve Board.  Stockholders’ equity increased during the twelve month period primarily because of net income available to common stockholders of $7.5 million, the $58,447 after tax unrealized gains on available for sale securities, the $22,339 pension plan settlement, and the $176,024 adjustment for stock based compensation awards, and $127,193 in proceeds from stock options exercised.  These items were partially offset by the $1.1 million common stock cash dividend.

The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.”  For a discussion of these capital requirements, see “Supervision and Regulation – Capital Adequacy Guidelines.”

Risk Based Capital Analysis
(Dollars in thousands)

December 31,	2012	2011	2010

Tier 1 Capital
Preferred and common stock	$68	$68	$39
Additional paid-in capital	53,792	53,489	29,207
Retained earnings	18,531	12,094	7,535
Less: disallowed assets	4,326	5,054	-
Total Tier 1 Capital	68,065	60,597	36,781

Tier 2 Capital:
Allowance for loan losses	3,965	3,741	2,468
Total Risk Based Capital	$72,030	$64,338	$39,249

Risk weighted assets	$632,108	$571,434	$317,029

				Regulatory Minimum	To be Well Capitalized
Capital Ratios:
Tier 1 risk based capital ratio	10.77%	10.60%	11.60%	4.00%	6.00%
Total risk based capital ratio	11.40%	11.30%	12.40%	8.00%	10.00%
Leverage ratio	7.94%	7.80%	9.20%	4.00%	5.00%

Return on Average Assets and Average Equity

The ratio of net income to average equity and average assets and certain other ratios are as follows:

		December 31,
	2012	2011	2010
	(Dollars in thousands)

Average total assets	$839,634	$677,529	$394,022

Average equity	67,394	57,422	36,329

Net income attributable to Old Line Bancshares, Inc.	7,530	5,380	1,503

Cash dividends declared-common stock	1,093	821	466

Dividend payout ratio for period	14.51%	15.27%	31.00%

Return on average assets	0.90%	0.79%	0.38%

Return on average equity	11.17%	9.37%	4.14%

Average stockholders’ equity to average total assets	8.03%	8.48%	9.22%

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

Outstanding loan commitments and lines and letters of credit at December 31 of 2012, 2011 and 2010 are as follows:

December 31,	2012	2011	2010
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$47,251	$46,966	$34,485
Construction	31,815	21,398	11,512
Consumer	14,623	13,195	7,256
	$93,689	$81,559	$53,253

Standby letters of credit	$11,310	$8,226	$7,901

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

Commitments for real estate development and construction, which totaled $31.8 million, or 33.96% of the $93.7 million, are generally short term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

We have various financial obligations, including contractual obligations and commitments.  The following table presents, as of December 31, 2012 significant fixed and determinable contractual obligations to third parties by payment date.

Contractual Obligations
(Dollars in thousands)

	Within one year	One to three years	Three to five years	Over five years	Total

Non-interest bearing deposits	$188,895	$-	$-	$-	$188,895
Interest bearing deposits	463,340	66,549	16,674	-	546,563
Short term borrowings	37,905	-	-	-	37,905
Long term borrowings	99	219	5,874	-	6,192
Purchase obligations	4,446	3,132	1,538	3,666	12,782
Operating leases	1,467	2,863	4,697	3,666	12,693
Total	$696,152	$72,763	$28,783	$7,332	$805,030

Our operating lease obligations represent rental payments for thirteen branches, four loan production offices and our main office.  We lease our main office and our Bowie branch location from Pointer Ridge.  We have excluded 62.50% of these lease payments in consolidation.  The interest bearing obligations include accrued interest.  Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding.  The purchase obligations amounts include principal and interest due on participation loans, estimated obligations under data processing and network servicing and installation contracts, income tax payable, pension obligations and accounts payable for goods and services.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:

Twelve Month Ended December 31, 2012
	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$33,164,498	4.47%	4.27%
Tax equivalent adjustment
Federal funds sold	2	-	-
Investment securities	899,683	0.12	0.12
Loans	465,190	0.06	0.06
Total tax equivalent adjustment	1,364,875	0.18	0.18
Tax equivalent interest yield	$34,529,373	4.65%	4.45%

Twelve Month Ended December 31, 2011
	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$27,101,342	4.52%	4.31%
Tax equivalent adjustment
Federal funds sold	1	-	-
Investment securities	377,848	0.06	0.06
Loans	170,830	0.03	0.03
Total tax equivalent adjustment	548,679	0.09	0.09
Tax equivalent interest yield	$27,650,021	4.61%	4.40%

Twelve Month Ended December 31, 2010
	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$13,566,068	3.82%	3.57%
Tax equivalent adjustment
Federal funds sold	3	-	-
Investment securities	47,642	0.01	0.01
Loans	112,797	0.03	0.03
Total tax equivalent adjustment	160,442	0.04	0.04
Tax equivalent interest yield	$13,726,510	3.86%	3.61%

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures About Fair Value Measurements” requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between the levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements.  ASU 2010-06 further clarifies that (i) companies should provide fair value measurement disclosures for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  ASU No. 2010-06 requires the disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010.  See Notes 2-Acquisition of Maryland Bankcorp, Inc. and 19-Fair Value Measures, to our consolidated financial statements.

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

ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” amends FASB ASC 310-40 “Troubled Debt Restructurings by Creditors”.  The amendments specify that in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following conditions exist:  the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  The amendments clarify the guidance on these points and give examples of both conditions.  This update became effective for interim or annual reporting periods beginning on or after June 15, 2011.  We have included the required disclosures in Note 7 to our consolidated financial statements.

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

ASU No. 2011-05 “Presentation of Comprehensive Income” amends FASB ASC 220 “Comprehensive Income”.  The amendments in this update eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  An entity will have the option to present the total comprehensive income as part of the statement of changes in stockholders’ equity.  An entity will have the option to present the total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  An entity will be required to present the face of financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income.  This update became effective for interim and annual reporting periods beginning after December 15, 2011.  Included in our consolidated financial statements is a single continuous statement of comprehensive income and the guidance did not have a material impact on our consolidated financial statements or results of operations.

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

ASU 2012-02 “Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset is impaired.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite lived intangible asset is impaired, then the entity must perform the quantitative impairment test.  If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.  Permitting an entity to assess qualitative factors when testing indefinite lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08.  ASU 2012-02 is effective January 1, 2013 (early adoption permitted) and we do not expect it will have a significant impact on our financial statements or results of operations.

ASU 2012-06 “Business Combinations (Topic 805) Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force)” clarifies the guidance for subsequently measuring an indemnification asset recognized as a result of a government assisted acquisition of a financial institution.  Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in the cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU 2012-06 is effective beginning January 1, 2013 (early adoption permitted) and we do not expect it will have an impact on our financial statements or results of operations.

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

The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2012.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2012
	Maturing or Repricing
	Within 3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$130	$-	$-	$-	$130
Time deposits in other banks	-	-	-	-	-
Federal funds sold	228	-	-	-	228
Investment securities	1,407	121	14,349	155,664	171,541
Loans	128,679	65,329	318,094	85,914	598,016
Total interest earning assets	130,444	65,450	332,443	241,578	769,915

Interest Bearing Liabilities:
Interest-bearing transaction deposits	114,319	57,159	-	-	171,478
Savings accounts	21,438	21,438	21,437	-	64,313
Time deposits	76,828	150,722	83,222	-	310,772
Total interest-bearing deposits	212,585	229,319	104,659	-	546,563
FHLB advances	-	-	-	-	-
Other borrowings	37,905	99	6,093	-	44,097
Total interest-bearing liabilities	250,490	229,418	110,752	-	590,660

Period Gap	$(120,046)	$(163,968)	$221,691	$241,578	$179,255

Cumulative Gap	$(120,046)	$(284,014)	$(62,323)	$179,255

Cumulative Gap/Total Assets	(33.61)%	(79.51)%	(17.45)%	50.18%

Item 8.	Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012, 2011 and 2010

Consolidated Statements of Income – For the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income-For the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity – For the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows – For the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Bowie, Maryland

We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2012, 2011, and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2012, 2011, and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland
March 20, 2013

101 E. Chesapeake Avenue, Suite 300, Baltimore, Maryland 21286
410-583-6990  FAX 410-583-7061
Website:  www.Rowles.com

.
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

December 31,	2012	2011	2010
Assets
Cash and due from banks	$28,332,456	$43,434,375	$14,325,266
Interest bearing accounts	130,192	119,235	109,170
Federal funds sold	228,113	83,114	180,536
Total cash and cash equivalents	28,690,761	43,636,724	14,614,972
Time deposits in other banks	-	-	297,000
Investment securities available for sale	171,541,222	161,784,835	33,049,795
Investment securities held to maturity	-	-	21,736,469
Loans, less allowance for loan losses	595,144,928	539,297,666	299,606,430
Equity securities at cost	3,615,444	3,846,042	2,562,750
Premises and equipment	25,133,013	23,215,429	16,867,561
Accrued interest receivable	2,639,483	2,448,542	1,252,970
Prepaid income taxes	-	-	189,523
Deferred income taxes	7,139,545	7,244,029	265,551
Bank owned life insurance	16,869,307	16,416,566	8,703,175
Prepaid Pension	-	1,030,551	-
Other real estate owned	3,719,449	4,004,609	1,153,039
Goodwill	633,790	633,790	-
Core deposit intangible	3,691,471	4,418,892	-
Other assets	3,038,064	3,064,626	1,610,715
Total assets	$861,856,477	$811,042,301	$401,909,950

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$188,895,263	$170,138,329	$67,494,744
Interest bearing	546,562,555	520,629,456	273,032,442
Total deposits	735,457,818	690,767,785	340,527,186
Short term borrowings	37,905,467	38,672,657	5,669,332
Long term borrowings	6,192,350	6,284,479	16,371,947
Accrued interest payable	311,735	397,211	434,656
Income taxes payable	235,323	475,687	-
Accrued pension	4,615,699	4,342,664	-
Other liabilities	1,884,924	1,605,180	1,248,079
Total liabilities	786,603,316	742,545,663	364,251,200

Stockholders' equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 6,845,432 in 2012, 6,817,694 in 2011 and 3,891,705 in2010	68,454	68,177	38,917
Additional paid-in capital	53,792,015	53,489,075	29,206,617
Retained earnings	18,531,387	12,093,742	7,535,268
Accumulated other comprehensive income	2,469,758	2,388,972	272,956
Total Old Line Bancshares, Inc. stockholders' equity	74,861,614	68,039,966	37,053,758
Non-controlling interest	391,547	456,672	604,992
Total stockholders' equity	75,253,161	68,496,638	37,658,750
Total liabilities and stockholders' equity	$861,856,477	$811,042,301	$401,909,950

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income

Years Ended December 31,	2012	2011	2010

Interest revenue
Loans, including fees	$33,808,739	$28,432,701	$16,599,612
U.S. Treasury securities	9,646	7,251	-
U.S. government agency securities	362,323	332,248	163,787
Mortgage backed securities	2,243,209	2,635,172	1,399,979
Municipal securities	1,592,370	745,369	79,758
Federal funds sold	6,026	6,087	7,255
Other	199,810	161,685	258,440
Total interest revenue	38,222,123	32,320,513	18,508,831
Interest expense
Deposits	4,235,107	4,389,694	3,920,338
Borrowed funds	822,518	829,477	1,022,425
Total interest expense	5,057,625	5,219,171	4,942,763
Net interest income	33,164,498	27,101,342	13,566,068
Provision for loan losses	1,525,000	1,800,000	1,082,000
Net interest income after provision for loan losses	31,639,498	25,301,342	12,484,068
Non-interest revenue
Service charges on deposit accounts	1,281,187	1,208,466	306,548
Gains on sales or calls of investment securities	1,156,781	140,149	-
Other than temporary impairment on equity securities	-	(123,039)	-
Earnings on bank owned life insurance	548,454	701,509	336,834
Gains on sales of other real estate owned	110,704	248,005	192,724
Gains on disposal of assets	7,430	-	-
Other fees and commissions	714,258	566,187	515,896
Total non-interest revenue	3,818,814	2,741,277	1,352,002
Non-interest expense
Salaries and benefits	12,038,509	10,024,591	5,966,672
Occupancy and equipment	3,687,419	3,131,557	1,712,182
Data processing	869,984	816,815	452,675
Pension plan termination	700,884	-	-
FDIC insurance and State of Maryland assessments	600,875	613,881	527,807
Merger and integration	470,999	574,321	574,369
Core deposit premium	727,421	584,024	-
Other operating	6,176,436	5,139,154	2,175,800
Total non-interest expense	25,272,527	20,884,343	11,409,505
Income before income taxes	10,185,785	7,158,276	2,426,565
Income taxes	2,720,446	1,926,624	996,750
Net income	7,465,339	5,231,652	1,429,815
Less: Net loss attributable to the non-controlling interest	(65,125)	(148,319)	(72,849)
Net income available to common stockholders	$7,530,464	$5,379,971	$1,502,664

Basic earnings per common share	$1.10	$0.86	$0.39
Diluted earnings per common share	$1.09	$0.86	$0.38
Dividend per common share	$0.16	$0.13	$0.12

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Comprehensive Income

Years Ended December 31,	2012	2011	2010
Net income available to common stockholders	$7,530,464	$5,379,971	$1,502,664

Other Comprehensive Income
Unrealized gain (loss) on securities available for sale	1,248,118	3,548,371	(158,407)
Reclassification adjustment for realized gain on securities available for sale included in net income	(1,156,781)	(140,149)	-
Reclassification adjustment for other than temporary impairment on securities available for sale, net of income tax	-	123,039	-
Net loss on pension plan assets	-	(22,339)	-
Settlement effect pension plan assets	22,339	-	-
Income tax relating to securities available for sale	(32,890)	(1,392,906)	62,483
Other comprehensive income	80,786	2,116,016	(95,924)
Total comprehensive income	$7,611,250	$7,495,987	$1,406,740

Comprehensive earnings per share	$1.11	$1.20	$0.36
Diluted earnings per share	$1.10	$1.20	$0.36

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non-controlling
	Shares	Par value	capital	earnings	income	interest

Balance, December 31, 2009	3,862,364	$38,624	$29,034,954	$6,498,446	$368,880	$691,227
Net income attributable to Old Line Bancshares, Inc.	-	-	-	1,502,664	-	-
Unrealized loss on securities available for sale, net of income tax benefit of $62,483	-	-	-	-	(95,924)	-
Net loss attributable to non-controlling interest	-	-	-	-	-	(72,849)
Distribution to minority member(s)	-	-	-	-	-	(13,386)
Stock based compensation awards	-	-	118,127	-	-	-
Common stock cash dividend $0.12 per share	-	-	-	(465,842)	-	-
Stock options exercised including tax benefit of $13,630	11,700	117	53,712	-	-	-
Restricted stock issued	17,641	176	(176)	-	-	-
Balance, December 31, 2010	3,891,705	38,917	29,206,617	7,535,268	272,956	604,992
Net income attributable to Old Line Bancshares, Inc.	-	-	-	5,379,971	-	-
Acquisition Maryland Bankcorp, Inc.	2,132,231	21,322	17,784,103	-	-	-
Unrealized gain on securities available for sale, net of income tax benefit of $1,392,906	-	-	-	-	2,138,355	-
Net loss, defined benefit pension plan	-	-	-	-	(22,339)	-
Net loss attributable to non-controlling interest	-	-	-	-	-	(148,320)
Stock based compensation awards	-	-	132,661	-	-	-
Private placement-common stock	776,872	7,769	6,325,075	-	-	-
Common stock cash dividend $0.13 per share	-	-	-	(821,497)	-	-
Stock options exercised including tax benefit of $5,238	8,100	81	40,707	-	-	-
Restricted stock issued	8,786	88	(88)	-	-	-
Balance, December 31, 2011	6,817,694	68,177	53,489,075	12,093,742	2,388,972	456,672
Net income attributable to Old Line Bancshares, Inc.	-	-	-	7,530,464	-	-
Unrealized gain on securities available for sale, net of income tax benefit of $32,890	-	-	-	-	58,447	-
Settlement effect pension plan	-	-	-	-	22,339	-
Net loss attributable to non-controlling interest	-	-	-	-	-	(65,125)
Stock based compensation awards	-	-	176,024	-	-	-
Common stock cash dividend $0.16 per share	-	-	-	(1,092,819)	-	-
Stock options exercised including tax benefit of $12,581	17,500	175	127,018	-	-	-
Restricted stock issued	10,238	102	(102)	-	-	-
Balance, December 31, 2012	6,845,432	$68,454	$53,792,015	$18,531,387	$2,469,758	$391,547

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31,	2012	2011	2010
Cash flows from operating activities
Interest received	$38,804,106	$32,808,300	$18,626,720
Fees and commissions received	2,098,588	2,144,083	878,982
Interest paid	(5,143,101)	(5,317,398)	(5,025,996)
Cash paid to suppliers and employees	(21,033,154)	(17,822,081)	(9,805,184)
Income taxes paid	(2,889,216)	(227,269)	(1,386,310)
	11,837,223	11,585,635	3,288,212
Cash flows from investing activities
Cash and cash equivalents of acquired bank	-	41,967,182	-
Net change in time deposits in other banks	-	297,000	14,734,102
Purchase of investment securities
Held to maturity	-	-	(20,316,548)
Available for sale	(89,682,958)	(75,476,075)	(16,277,804)
Proceeds from disposal of investment securities
Held to maturity at maturity or call	-	-	4,561,229
Held to maturity sold		514,079	-
Available for sale at maturity or call	49,090,425	32,115,702	10,575,564
Available for sale sold	30,961,092	10,133,054	-
Loans made, net of principal collected	(57,879,889)	(50,566,900)	(37,039,236)
Proceeds from sale of other real estate owned	980,310	434,141	415,893
Investment in improvements other real estate owned	(15,525)	(88,965)	-
Redemption (purchase) of equity securities	238,551	314,931	394,900
Proceeds from sale of premises and equipment	30,000	-	-
Purchase of premises, equipment and software	(3,175,149)	(2,994,210)	(349,195)
	(69,453,143)	(43,350,061)	(43,301,095)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(24,883,587)	(5,627,926)	(1,930,127)
Other deposits	69,573,620	58,362,525	56,109,521
Short term borrowings	(767,190)	13,609,325	(10,480,607)
Long term borrowings	(92,129)	(10,087,468)	(82,120)
Acquisition cash consideration	-	(1,022,413)	-
Proceeds from stock options exercised, including tax benefit	127,193	40,788	53,829
Private placement-common stock	-	6,332,844	-
Cash dividends paid-common stock	(1,092,819)	(821,497)	(465,842)
Distributions to minority members	-	-	(13,386)
	42,865,088	60,786,178	43,191,268
Net increase (decrease) in cash and cash equivalents	(14,750,832)	29,021,752	3,178,385

Cash and cash equivalents at beginning of year	43,636,724	14,614,972	11,436,587
Cash and cash equivalents at end of year	$28,885,892	$43,636,724	$14,614,972
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Years Ended December 31,	2012	2011	2010

Reconciliation of net income to net cash
provided (used) by operating activities
Net income	$7,465,339	$5,231,652	$1,429,815
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Depreciation and amortization	1,430,125	1,098,268	807,733
Provision for loan losses	1,525,000	1,800,000	1,082,000
Amortization of intangible	727,421	584,024	-
Gain on sale of other real estate owned	(110,704)	(248,005)	(192,724)
Write down of other real estate owned	281,000	-	-
(Gain) loss on sale of equipment	(7,430)	5,214	-
(Gain) loss on sale of securities	(1,156,781)	(140,149)	-
Amortization of premiums and discounts	1,115,217	820,085	332,343
Deferred loan fees net of costs	(342,293)	(265,714)	(16,733)
Other than temporary impairment on equity securities	-	123,039	-
Deferred income taxes	71,594	(196,884)	(24,494)
Stock based compensation awards	176,024	132,661	118,127
Increase (decrease) in:
Accrued interest payable	(85,476)	(98,227)	(83,233)
Income taxes payable	(240,364)	475,687	(175,543)
Accrued pension	273,035	-	-
Other liabilities	279,745	(1,263,811)	306,914
Decrease (increase) in:
Accrued interest receivable	(190,941)	(66,584)	(197,721)
Bank owned life insurance	(452,741)	(209,040)	(280,296)
Prepaid income taxes	-	1,420,552	(189,523)
Settlement of prepaid pension plan	1,052,890	339,226	-
Other assets	26,563	2,043,641	371,547
	$11,837,223	$11,585,635	$3,288,212
The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 31,	2012	2011	2010

Supplemental Disclosure:
Loans transferred to other real estate owned	$849,921	$1,114,290	$1,376,208

Fair value of assets and liabilities from acquisition:
Cash	$-	$41,967,182	$-
Investments	-	71,434,005	-
Loans	-	190,826,040	-
Restricted stock	-	1,575,184	-
Premises and equipment	-	4,457,086	-
Accrued interest	-	1,128,988	-
Prepaid assets	-	1,231,029	-
Deferred tax	-	8,174,501	-
Bank owned life insurance	-	7,504,351	-
Prepaid pension costs	-	1,244,803	-
Other real estate owned	-	1,834,451	-
Core deposit intangible	-	5,002,917	-
Other assets	-	3,397,552	-
Deposits	-	(297,506,000)	-
Short term borrowings	-	(19,394,000)	-
Accrued interest payable	-	(60,782)	-
Accrued pension acquired	-	(3,330,390)	-
Other liabilities	-	(2,293,960)	-
Purchase price in excess of net assets acquired	-	633,790	-
Total	$-	$17,826,747	$-

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

Stock based compensation awards-We account for individual stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  For the years ended December 31, 2012, 2011 and 2010, we recorded stock based compensation expense of $176,024, $132,661 and $118,127, respectively.

1.           Summary of Significant Accounting Policies (Continued)

We may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the years ended December 31, 2012 and 2010 we recognized a tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options of $19,835 and $10,124, respectively.  There were no non-qualified options included in the expense calculation for the year ended December 31, 2011.

Premises and equipment-We record premises and equipment at cost less accumulated depreciation.  Generally, we compute depreciation using the straight line method over the estimated useful life of the assets.

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

December 31,	2012	2011	2010

Weighted average number of shares	6,828,512	6,223,057	3,880,060
Dilutive average number of shares	65,133	30,841	23,517

Comprehensive income-Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes and unrealized gain (loss) on the pension plan.

Reclassifications-We have made certain reclassifications to the 2011 and 2010 financial presentation to conform to the 2012 presentation.

Subsequent Events-We evaluated subsequent events after December 31, 2012 through March 20, 2013, the date this report was available to be issued.  In March 2013, we received regulatory approval from all of the required banking agencies for the acquisition of WSB Holdings, Inc.  We anticipate this acquisition will be effective during the 2nd quarter of 2013.

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

As required by the acquisition method of accounting, we adjusted the acquired assets and liabilities of Maryland Bankcorp to their estimated fair value on the date of acquisition and added them to those of Bancshares. We allocated the purchase price for Maryland Bankcorp as follows:

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

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all impaired loans as of the acquisition date.

Acquired Loans as of April 1, 2011

April 1, 2011	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired individually evaluated
Business loans risk rated 4 at acquisition	$1,847,413	$279,348	$1,568,065	$1,568,065
Business loans risk rated 5 at acquisition	330,822	259,422	71,400	71,400
Business loans risk rated 6 at acquisition	205,322	120,710	84,612	84,612
Total business loans individually evaluated	2,383,557	659,480	1,724,077	1,724,077
Real estate loans risk rated 4 at acquisition	3,787,171	510,064	3,277,107	3,277,107
Real estate loans risk rated 5 at acquisition	4,596,338	2,242,513	2,353,825	2,353,825
Real estate loans risk rated 6 at acquisition	25,503,757	15,328,826	10,174,931	10,174,931
Total real estate loans individually evaluated	33,887,266	18,081,403	15,805,863	15,805,863
Total impaired loans individually evaluated	$36,270,823	$18,740,883	$17,529,940	$17,529,940

Initial Calculation of Non-Accretable Difference
Contractually required payments receivable	$36,270,823
Less: Cash flows expected to be expected	(17,529,940)
Non-accretable difference	$18,740,883

Initial Calculation of Accretable Yield
Cash flow expected to be collected	$17,529,940
Less: initial investment	(17,529,940)
Accretable yield	$-

2.           Acquisition of Maryland Bankcorp, Inc. (Continued)

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of December 31, 2011.

Acquired Loans as of December 31, 2011

December 31, 2011	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired individually evaluated
Business loans risk rated 4 at acquisition	$1,617,100	$242,565	$1,374,535	$1,374,535
Business loans risk rated 5 at acquisition	246,775	186,166	60,609	60,609
Business loans risk rated 6 at acquisition	165,839	93,163	72,676	72,676
Total business loans individually evaluated	2,029,714	521,894	1,507,820	1,507,820
Real estate loans risk rated 4 at acquisition	3,642,173	494,524	3,147,649	3,147,649
Real estate loans risk rated 5 at acquisition	4,196,976	2,073,878	2,123,098	2,123,098
Real estate loans risk rated 6 at acquisition	22,058,392	12,498,854	9,559,538	9,559,538
Total real estate loans individually evaluated	29,897,541	15,067,256	14,830,285	14,830,285
Total impaired loans individually evaluated	$31,927,255	$15,589,150	$16,338,105	$16,338,105

Accretable Yield
Beginning balance April 1, 2011	$-
Accreted to income	(2,060,770)
Reclassification from non-accretable (1)	2,060,770
Ending balance December 31, 2011	$-

Non-Accretable Yield Discount
Beginning balance April 1, 2011	$18,740,883
Reclassification to accretable (1)	(2,060,770)
Charge off	(73,653)
Transferred to OREO	(1,017,310)
Ending balance December 31, 2011	$15,589,150

(1) Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

2.           Acquisition of Maryland Bankcorp, Inc. (Continued)

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of December 31, 2012.

Acquired Loans as of December 31, 2012

December 31, 2012	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired individually evaluated (1)
Business loans risk rated 4 at acquisition	$1,371,081	$205,662	$1,165,419	$1,165,419
Business loans risk rated 5 at acquisition	50,153	42,882	7,271	7,271
Business loans risk rated 6 at acquisition	87,422	52,030	35,392	35,392
Total business loans individually evaluated	1,508,656	300,574	1,208,082	1,208,082
Real estate loans risk rated 4 at acquisition	3,526,864	482,256	3,044,608	3,044,608
Real estate loans risk rated 5 at acquisition	3,474,335	1,706,877	1,767,458	1,767,458
Real estate loans risk rated 6 at acquisition	16,420,887	9,077,153	7,343,734	7,343,734
Total real estate loans individually evaluated	23,422,086	11,266,286	12,155,800	12,155,800
Total impaired loans individually evaluated	$24,930,742	$11,566,860	$13,363,882	$13,363,882

Accretable Yield
Beginning balance December 31, 2011	$-
Accreted to income	3,343,955
Reclassification from non-accretable (1)	(3,343,955)
Ending balance December 31, 2012	$-

Non-Accretable Yield Discount
Beginning balance December 31, 2011	$15,589,150
Reclassification to accretable (1)	(3,343,955)
Charge off	(76,648)
Transferred to OREO	(601,687)
Ending balance December 31, 2012	$11,566,860

(1) Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

2.	Acquisition of Maryland Bankcorp, Inc. (Continued)

Core Deposit Intangible

Of the total estimated purchase price, we have allocated an estimate of $12.2 million to net tangible assets acquired and we allocated $5.0 million to the core deposit intangible which is a definite lived intangible asset. The following tables outline the gross carrying amount of the core deposit intangible and the amortization schedule for its remaining useful life.

Years ended December 31,	2012	2011
	Core deposit intangible	Core deposit intangible
Net carrying amount at beginning of year	$4,418,892	$-
Acquired during the year	-	5,002,916
Amortization	(727,421)	(584,024)
Net carrying amount at end of year	$3,691,471	$4,418,892
Accumulated amortization	$(1,311,445)	$(584,024)

Years ended December 31,	Core Deposit Premium
2013	$659,052
2014	590,682
2015	522,312
2016	453,941
2017	385,571
2018	317,201
2019	248,831
2020	177,935
2021	125,459
2022	88,601
2023	52,521
2024	26,794
2025	17,740
2026	13,010
2027	8,279
2028	3,105
2029	437
Total	$3,691,471

We have allocated the remaining purchase price to goodwill. We will evaluate goodwill annually for impairment.  Any goodwill impairment, should it occur, is deductible for tax purposes. During the third quarter of 2012, we evaluated goodwill for impairment and there was no impairment.

2.	Acquisition of Maryland Bankcorp, Inc. (Continued)

Pro Forma Results

The following schedule includes consolidated statements of income data for the unaudited pro forma results for the periods ended December 31, 2011 and 2010 as if the Maryland Bankcorp acquisition had occurred as of the beginning of the periods presented (000’s).

Years Ended December 31,	2011	2010
Net interest income	$27,102	$28,441
Other non-interest revenue	2,741	3,940
Total revenue	29,843	32,381
Provision expense	1,800	5,021
Other non-interest expense	20,812	26,256
Income before income taxes	7,231	1,104
Income tax expense	1,945	376
Net income	5,286	728
Less: Net income (loss attributable to the non-controlling interest)	(148)	(73)
Net income available to Old Line Bancshares, Inc.	5,434	801
Net income available to common stockholders	5,434	801
Basic earnings per share	$0.80	$0.14
Diluted earnings per share	$0.79	$0.14

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

The following is an outline of the expenses that we have incurred during the years ended December 31, 2012, 2011 and 2010 in conjunction with the MB&T merger:

Years ended December 31,	2012	2011	2010
Data processing	$-	$64,811	$132,500
Salaries	-	203,600	96,729
MB&T Director Compensation	116,666	87,500	-
Advisory & legal fees	-	218,410	345,140
	$116,666	$574,321	$574,369

3. Goodwill

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

3.           Goodwill (Continued)

As a result of this valuation, in the fourth quarter of 2011, we recorded a $492,067 increase to goodwill to reflect the costs incurred by the pension plan as of the acquisition date.  During third quarter of 2012, we evaluated goodwill for impairment as required by the accounting guidance and there was no impairment.

Years ended December 31,	2012	2011
	Goodwill	Goodwill
Net carrying amount at beginning of year	$633,790	$-
Acquired during the year	-	116,723
Valuation adjustment		517,067
Amortization	-	-
Net carrying amount at end of year	$633,790	$633,790
Accumulated amortization	$-	$-

4.           Cash and Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. The average balance exceeded the federally insured limit by $4,374,082 in 2012, by $11,327,498 in 2011 and by $13,403,045 in 2010.  The Bank also sells federal funds on an unsecured basis to the same banks.  The average balance sold was $4,160,808, $4,511,838 and $2,720,879 in 2012, 2011 and 2010, respectively.  Federal banking regulations require banks to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

5.           Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	cost	gains	losses	value

Available for sale
U.S. treasury	$1,249,708	$1,542	$-	$1,251,250
U.S. government agency	29,591,994	110,814	(27,505)	29,675,303
Municipal securities	61,670,324	2,453,427	(270,102)	63,853,649
Mortgage backed	74,963,794	1,804,783	(7,557)	76,761,020
	$167,475,820	$4,370,566	$(305,164)	$171,541,222
December 31, 2011

Available for sale
U.S. treasury	$1,247,889	$8,361	$-	$1,256,250
U.S. government agency	25,998,568	112,040	(19,537)	26,091,071
Municipal securities	33,753,049	1,396,859	(7,915)	35,141,993
Mortgage backed	96,803,309	2,557,430	(65,218)	99,295,521
	$157,802,815	$4,074,690	$(92,670)	$161,784,835
December 31, 2010

Available for sale
U. S. government agency	$3,716,858	$90,881	$(3,942)	$3,803,797
Municipal securities	1,302,630	24,746	(169)	1,327,207
Mortgage backed	27,579,549	519,919	(180,677)	27,918,791
	$32,599,037	$635,546	$(184,788)	$33,049,795
Held to maturity
Municipal securities	$983,783	$11,569	$(39,568)	$955,784
Mortgage backed	20,752,686	290,747	(33,636)	21,009,797
	$21,736,469	$302,316	$(73,204)	$21,965,581

5.           Investment Securities (Continued)

The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2012:

December 31, 2012	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. government agency	$4,498,200	$27,505
Municipal securities	13,470,047	270,102
Mortgage backed	2,797,011	7,557

Total unrealized losses less than 12 months	20,765,258	305,164
Unrealized losses greater than 12 months
U.S. government agency	-	-
Municipal securities	-	-
Mortgage backed	-	-

Total unrealized losses greater than 12 months	-	-

Total unrealized losses
U.S. government agency	4,498,200	27,505
Municipal securities	13,470,047	270,102
Mortgage backed	2,797,011	7,557

Total unrealized losses	$20,765,258	$305,164

We consider all unrealized losses on securities as of December 31, 2012 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of December 31, 2012, we do not have the intent to sell any of the securities classified as available for sale with unrealized losses and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not recognized any other than temporary impairment loss in our consolidated statement of income.

During the year ended December 31, 2012, we received $30,961,092 in proceeds from sales and realized gross gains of $1,156,781 from sales and calls.  During the year ended December 31, 2011, we received $10,647,133 in proceeds from sales of investment securities and realized gross gains of $140,149 from sales and calls.  We did not sell any investment securities during the year ended December 31, 2010.

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

5.           Investment Securities (Continued)

At the time of the transfer to available for sale, the book value of the held to maturity securities was $19,962,205 and the market value was $20,779,758.  Accordingly, we recorded an increase to accumulated other comprehensive income of $417,553.

Contractual maturities and pledged securities at December 31, 2012, 2011 and 2010, are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, the Bank receives payments on a monthly basis.  We have pledged securities to customers who have funds invested in overnight repurchase agreements and deposits.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
December 31, 2012	cost	value	cost	value

Maturing
Within one year	$1,524,056	$1,527,846	$-	$-
Over one to five years	14,230,204	14,348,906	-	-
Over five to ten years	29,888,753	30,476,885	-	-
Over ten years	121,832,807	125,187,585	-	-
	$167,475,820	$171,541,222	$-	$-

Pledged securities	$34,312,950	$35,085,026	$-	$-

December 31, 2011

Maturing
Within one year	$1,259,229	$1,280,872	$-	$-
Over one to five years	19,052,724	19,138,115	-	-
Over five to ten years	28,684,389	29,502,002	-	-
Over ten years	108,806,473	111,863,846	-	-
	$157,802,815	$161,784,835	$-	$-

Pledged securities	$34,530,023	$35,550,747	$-	$-

December 31, 2010

Maturing
Within one year	$1,009,341	$1,041,750	$-	$-
Over one to five years	1,992,780	2,078,874	302,084	305,385
Over five to ten years	12,034,769	12,202,523	6,784,476	7,005,706
Over ten years	17,562,147	17,726,648	14,649,909	14,654,490
	$32,599,037	$33,049,795	$21,736,469	$21,965,581

Pledged securities	$-	$-	$-	$-

6.           Credit Commitments

The Bank is party to financial instruments with off balance sheet risk in the normal course of business in order to meet the financing needs of customers.  These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

December 31,	2012	2011	2010

Commitments to extend credit and available credit lines:

Commercial	$47,250,860	$46,966,082	$34,484,923
Construction	31,814,653	21,397,858	11,512,287
Consumer	14,623,377	13,195,158	7,256,092

	$93,688,890	$81,559,098	$53,253,302

Standby letters of credit	$11,309,579	$8,226,104	$7,900,689

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

7.	Loans

Major classifications of loans are as follows:

	December 31, 2012			December 31, 2011
	Legacy	Acquired	Total	Legacy	Acquired	Total

Real estate
Commercial	$279,489,013	$65,396,469	$344,885,482	$200,955,448	$72,145,634	$273,101,082
Construction	48,603,640	4,174,751	52,778,391	42,665,407	8,997,131	51,662,538
Residential	38,901,489	52,069,937	90,971,426	31,083,835	65,639,873	96,723,708
Commercial	88,306,302	10,070,234	98,376,536	90,795,904	16,329,991	107,125,895
Consumer	9,944,466	1,059,991	11,004,457	11,652,628	2,021,397	13,674,025
	465,244,910	132,771,382	598,016,292	377,153,222	165,134,026	542,287,248
Allowance for loan losses	(3,648,723)	(316,624)	(3,965,347)	(3,693,636)	(47,635)	(3,741,271)
Deferred loan costs, net	1,093,983	-	1,093,983	751,689	-	751,689
	$462,690,170	$132,454,758	$595,144,928	$374,211,275	$165,086,391	$539,297,666

December 31, 2010
	Legacy	Total

Real estate
Commercial	$153,526,907	$153,526,907
Construction	24,377,690	24,377,690
Residential	27,081,399	27,081,399
Commercial	83,523,056	83,523,056
Consumer	13,079,878	13,079,878
	301,588,930	301,588,930
Allowance for loan losses	(2,468,476)	(2,468,476)
Deferred loan costs, net	485,976	485,976
	$299,606,430	$299,606,430

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

7.	Loans (Continued)

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

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we have a concentration in the hospitality industry.  At December 31, 2012, we had approximately $61.3 million of commercial real estate loans outstanding to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

7.	Loans (Continued)

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

Concentrations of Credit
Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of December 31, 2012, 2011 and 2010, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

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

7.	Loans (Continued)

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

7.	Loans (Continued)

The table below presents an aging analysis of the loan portfolio at December 31, 2012 and 2011.

Age Analysis of Past Due Financing Receivables (Loans)
	December 31, 2012			December 31, 2011
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$461,628,288	$128,070,641	$589,698,929	$375,126,930	$159,711,725	$534,838,655
Accruing past due loans:
30-59 days past due
Real estate	218,700	447,399	666,099	421,805	474,651	896,456
Commercial	436,806	36,923	473,729	-	-	-
Consumer	-	45,322	45,322	-	22,698	22,698
Total 30-59 days past due	655,506	529,644	1,185,150	421,805	497,349	919,154
60-89 days past due
Real estate	1,141,779	62,852	1,204,631	311,762	338,431	650,193
Commercial	-	-	-	11,043	-	11,043
Consumer	1,453	9,882	11,335	-	3,494	3,494
Total 60-89 days past due	1,143,232	72,734	1,215,966	322,805	341,925	664,730
90 or more days past due
Consumer	-	6,410	6,410	34,370	-	34,370
Total 90 or more days past due	-	6,410	6,410	34,370	-	34,370
Total accruing past due loans	1,798,738	608,788	2,407,526	778,980	839,274	1,618,254
Recorded Investment Non-accruing past due loans 90 or more days past due:
Real estate:
Commercial	1,226,011	1,401,187	2,627,198	-	2,288,900	2,288,900
Construction	-	100,000	100,000	1,169,337	1,184,146	2,353,483
Residential	591,873	2,555,374	3,147,247	-	1,019,942	1,019,942
Commercial	-	35,392	35,392	77,975	90,039	168,014
Consumer	-	-	-	-	-	-
Total Recorded Investment Non-accruing past due loans 90 or more days past due:	1,817,884	4,091,953	5,909,837	1,247,312	4,583,027	5,830,339
Total Financing Receivables (Gross Loans)	$465,244,910	$132,771,382	$598,016,292	$377,153,222	$165,134,026	$542,287,248

7.	Loans (Continued)

The table below presents an aging analysis of the loan portfolio at December 31, 2010.

Age Analysis of Past Due Financing Receivables (Loans)
December 31, 2010
	Legacy	Total
Current	$298,878,311	$298,878,311
Accruing past due loans:
30-59 days past due
Real estate	-	-
Commercial	-	-
Consumer	-	-
Total 30-59 days past due	-	-
60-89 days past due
Real estate	-	-
Commercial	-	-
Consumer	-	-
Total 60-89 days past due	-	-
90 or more days past due
Real estate	-	-
Consumer	-	-
Total 90 or more days past due	-	-
Total accruing past due loans	-	-
Recorded Investment Non-accruing past due loans 90 or more days past due:
Real estate:
Commercial	2,426,608	2,426,608
Construction	-	-
Residential	-	-
Commercial	-	-
Consumer	284,011	284,011
Total Recorded Investment Non-accruing past due loans 90 or more days past due:	2,710,619	2,710,619
Total Financing Receivables (Loans)	$301,588,930	$301,588,930

7.           Loans (Continued)

We consider all non-performing loans and troubled debt restructurings (TDRs) impaired. We do not recognize interest income on non-performing loans during the time period that the loans are non-performing on either a cash or accrual basis. We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The accrued interest recognized on impaired loans was immaterial during the twelve months ended December 31, 2012.

The table below presents our impaired loans at December 31, 2012.

Impaired Loans
For the twelve months ended December 31, 2012
Legacy	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real Estate
Commercial	$874,735	$874,735	$-	$686,724
Construction	-	-	-	727,003
Residential	591,873	591,873	-	353,680
Commercial	-	-	-	145,841
Consumer	-	-	-	-
With an allowance recorded:
Real Estate
Commercial	849,462	849,462	125,000	1,769,664
Construction	-	-	-	-
Residential	-	-	-	-
Commercial	-	-	-	77,976
Consumer	-	-	-	142,671
Total legacy impaired	2,316,070	2,316,070	125,000	3,903,559

Acquired (1)
With no related allowance recorded:
Real Estate
Commercial	2,180,807	1,159,563	-	1,664,384
Construction	2,538,565	100,000	-	683,201
Residential	3,371,582	1,798,180	-	1,567,514
Commercial	214,697	126,140	-	172,982
Consumer	-	-	-	51,540

With an allowance recorded:
Real Estate
Commercial	1,628,156	241,624	241,624	657,812
Construction	-	-	-	-
Residential	-	-	-	-
Commercial	1,620,660	1,361,520	75,000	543,133
Consumer	-	-	-	-
Total acquired impaired	11,554,467	4,787,027	316,624	5,340,566
Total all impaired	$13,870,537	$7,103,097	$441,624	$9,244,125

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

7.              Loans (Continued)

The table below presents our impaired loans at December 31, 2011.

Impaired Loans
For the twelve months ended December 31, 2011
Legacy	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real Estate
Commercial	$282,862	$282,862	$-	$56,572
Construction	-	-	-	-
Residential	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
With an allowance recorded:
Real Estate
Commercial	4,755,017	4,755,017	110,118	2,201,480
Construction	1,616,317	1,169,337	65,000	1,169,337
Residential	-	-	-	-
Commercial	77,976	77,976	77,976	15,595
Consumer	142,671	142,671	70,000	144,549
Total legacy impaired	6,874,843	6,427,863	323,094	3,587,533

Acquired (1)
With no related allowance recorded:
Real Estate
Commercial	6,417,444	2,288,900	-	1,750,096
Construction	2,815,452	1,184,146	-	849,787
Residential	2,606,151	1,019,942	-	755,458
Commercial	279,779	42,404	-	180,640
Consumer	154,088	154,088	-	102,725

With an allowance recorded:
Real Estate
Commercial	-	-	-	-
Construction	-	-	-	-
Residential	-	-	-	-
Commercial	47,635	47,635	47,635	11,909
Consumer	-	-	-	-
Total acquired impaired	12,320,549	4,737,115	47,635	3,650,615
Total all impaired	$19,195,392	$11,164,978	$370,729	$7,238,148

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

7.              Loans (Continued)

The table below presents our impaired loans at December 31, 2010.

Impaired Loans
For the twelve months ended December 31, 2010
Legacy	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Consumer	$331,272	$284,011	$-	$307,642
With an allowance recorded:
Real Estate
Commercial	2,976,587	2,976,587	475,000	2,677,967
Total all impaired	$3,307,859	$3,260,598	$475,000	$2,985,609

The table below presents the contract amount due and recorded book balance of the non-accrual loans at December 31, 2012 and December 31, 2011.

Loans on Non-accrual Status
	December 31, 2012				December 31, 2011

	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	2	$1,226,011	$1,226,011	$103,529	-	$-	$-	$-
Construction	-	-	-	-	1	1,616,317	1,169,337	212,484
Residential	2	591,873	591,873	25,449	-	-	-	-
Commercial	-	-	-	-	1	77,976	77,976	1,735
Consumer	-	-	-	-	-	-	-	-
Total non-accrual loans	4	1,817,884	1,817,884	128,978	2	1,694,293	1,247,313	214,219

Acquired (1)
Real Estate
Commercial	8	3,808,963	1,401,187	649,266	9	6,417,444	2,288,900	1,164,630
Construction	4	2,538,565	100,000	592,476	4	2,815,452	1,184,146	255,560
Residential	10	4,346,364	2,555,374	526,669	9	2,606,151	1,019,942	241,093
Commercial	3	123,949	35,392	45,787	4	327,414	90,039	33,041
Consumer	-	-	-	-	-	-	-	-
Total non-accrual loans	25	10,817,841	4,091,953	1,814,198	26	12,166,461	4,583,027	1,694,324
Total all non-accrual loans	29	$12,635,725	$5,909,837	$1,943,176	28	$13,860,754	$5,830,340	$1,908,543
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

7.           Loans (Continued)

The table below presents the contract amount due and recorded book balance of the non-accrual loans at December 31, 2010.

Non-Accrual and Past Due Loans
December 31, 2010

	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	2	$2,426,608	$2,426,608	$314,804
Construction	-	-	-	-
Residential	-	-	-	-
Commercial	-	-	-	-
Consumer	1	331,272	284,011	3,728
Total non-accrual loans	3	$2,757,880	$2,710,619	$318,532

We consider a loan a troubled debt restructuring when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties.

The table below presents the breakdown of the troubled debt restructured loans at December 31, 2012, 2011 and 2010.

	Troubled Debt Restructurings
	December 31, 2012			December 31, 2011			December 31, 2010
Accruing Troubled Debt Restructurings	# of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Legacy
Real Estate	1	$499,122	$498,186	3	$5,037,879	$5,037,879	1	$549,979	$549,979
Consumer	-	-	-	1	142,671	142,671	-	-	-
Acquired
Real Estate	3	645,878	604,326	1	152,848	152,848	-	-	-
Commercial	1	90,748	90,748		-	-	-	-	-
Consumer	-	-	-	1	1,346	1,240	-	-	-
Total Troubled Debt Restructurings	5	$1,235,748	$1,193,260	6	$5,334,744	$5,334,638	1	$549,979	$549,979

7.           Loans (Continued)

Acquired impaired loans

Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  In determining the estimated fair value of these loans, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision for loan losses and decrease net interest income after provision for loan losses.  Subsequent collection of payments on these loans will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.  Because we carry these loans at their fair value, subsequent to acquisition, we do not consider these loans impaired unless we categorize them as non-performing (non-accrual) or as a TDR.  At December 31, 2012, the contract value of the acquired loans accounted for under ASC 310-30 (including non-accrual loans) was $24,930,742.  The fair value adjustments applied to these loans was $11,566,860. The fair value of these loans (recorded book value) was $13,363,882.

At December 31, 2011, the contract value of the acquired impaired loans (including non-accrual loans) was $31,927,255.  The fair value adjustments applied to these loans was $15,589,150.  The fair value of these loans (recorded book value) was $16,338,105.

Non-accrual acquired loans

At December 31, 2012, we had 25 non-accrual acquired loans with a recorded total fair value of $4,091,953 and a total contract amount due of $10,817,841. At December 31, 2011, we had 22 non-accrual acquired loans with a recorded total fair value of $4,583,027 and a total contract amount due of $12,166,461.The non-accrued interest on these loans at December 31, 2012 was $1,814,198 and $1,694,324 for the same period in 2011.  As outlined above, at acquisition, we marked these loans to fair value and carry no related allowance for loan losses.

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

7.	Loans (Continued)

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

7.	Loans (Continued)

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

7.	Loans (Continued)

We charge off loans that management has identified as losses.  We consider suggestions from our external loan review firm and bank examiners when determining which loans to charge off.  We automatically charge off consumer loan accounts based on regulatory requirements.  The following table outlines the allocation of allowance for loan losses by risk rating.

December 31, 2012	Account Balance			Allocation of Allowance for Loan Losses
Risk Rating	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass (1-4)	$445,568,013	$121,201,919	$566,769,932	$3,131,046	$-	$3,131,046
Special Mention (5)	14,182,357	3,716,126	17,898,483	392,677	-	392,677
Substandard (6)	5,494,540	7,853,337	13,347,877	125,000	316,624	441,624
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total	$465,244,910	$132,771,382	$598,016,292	$3,648,723	$316,624	$3,965,347

December 31, 2011	Account Balance			Allocation of Allowance for Loan Losses
Risk Rating	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass (1-4)	$362,692,416	$154,318,105	$517,010,521	$3,219,376	$-	$3,219,376
Special Mention (5)	8,982,637	2,107,707	11,090,344	272,606	47,635	320,241
Substandard (6)	5,478,169	8,708,214	14,186,383	201,654	-	201,654
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total	$377,153,222	$165,134,026	$542,287,248	$3,693,636	$47,635	$3,741,271

December 31, 2010	Account Balance			Allocation of Allowance for Loan Losses
Risk Rating	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass (1-4)	$281,901,972	$-	$281,901,972	$1,529,356	$-	$1,529,356
Special Mention (5)	13,777,303	-	13,777,303	489,120	-	489,120
Substandard (6)	5,909,655	-	5,909,655	450,000	-	450,000
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total	$301,588,930	$-	$301,588,930	$2,468,476	$-	$2,468,476

7.	Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	1,056,287	(181,118)	(224,359)	40,007	690,817
Provision for loan losses for loans acquired with deteriorated credit quality	584,928	249,255	-	-	834,183
Recoveries	32,636	82,260	-	107,260	222,156
	3,796,919	1,072,707	340,881	277,920	5,488,427
Loans charged off	(970,335)	(316,753)	(91,953)	(144,039)	(1,523,080)
Ending Balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$125,000	$-	$-	$-	$125,000
Collectively evaluated for impairment	2,384,960	755,954	248,928	133,881	3,523,723
Acquired Loans:
Individually evaluated for impairment	316,624	-	-	-	316,624
Ending balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	967,036	303,839	317,778	130,544	1,719,197
Provision for loan losses for loans acquired with deteriorated credit quality	-	80,803	-	-	80,803
Recoveries	13,701	154,523	-	66,834	235,058
	2,728,859	956,363	612,501	205,811	4,503,534
Loans charged off	(605,791)	(34,053)	(47,261)	(75,158)	(762,263)
Ending Balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$175,118	$77,976	$70,000	$-	$323,094
Collectively evaluated for impairment	1,947,950	796,699	495,240	130,653	3,370,542
Acquired Loans:
Individually evaluated for impairment	-	47,635	-	-	47,635
Ending balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

7.	Loans (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716
Provision for loan losses	857,818	9,495	213,306	1,381	1,082,000
Recoveries	3,650	-	-	927	4,577
	2,706,594	554,349	294,723	12,627	3,568,293
Loans charged off	(958,472)	(137,151)	-	(4,194)	(1,099,817)
Ending Balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Amount allocated to:
Individually evaluated for impairment	$475,000	$-	$-	$-	$475,000
Collectively evaluated for impairment	1,273,122	417,198	294,723	8,433	1,993,476
Ending balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

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

Our recorded investment in loans as of December 31, 2012, 2011 and 2010 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

December 31, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$849,462	$-	$-	$-	$849,462
Individually evaluated for impairment without specific reserve	2,780,419	1,864,659	-	-	4,645,078
Collectively evaluated for impairment with reserve	363,364,261	86,441,643	7,029,940	2,914,526	459,750,370
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	1,603,144	-	-	-	1,603,144
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	-	-	-	-	-
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	120,038,013	10,070,234	-	1,059,991	131,168,238
Ending balance	$488,635,299	$98,376,536	$7,029,940	$3,974,517	$598,016,292

7.	Loans (Continued)

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$5,924,354	$89,019	$142,671	$-	$6,156,044
Individually evaluated for impairment without specific reserve	1,720,458	1,887,986	-	-	3,608,444
Collectively evaluated for impairment with reserve	267,059,878	88,818,899	8,717,775	2,792,182	367,388,734
Acquired loans:
Individually evaluated for impairment with specific reserve (ASC 310-30)	-	47,635	-	-	47,635
Individually evaluated for impairment without specific reserve (ASC 310-20)	14,830,285	1,460,185	-	-	16,290,470
Collectively evaluated for impairment without reserve (ASC 310-20)	131,952,352	14,822,172	-	2,021,397	148,795,921
Ending balance	$421,487,327	$107,125,896	$8,860,446	$4,813,579	$542,287,248

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Individually evaluated for impairment with specific reserve	$1,616,317	$-	$-	$-	$1,616,317
Individually evaluated for impairment without specific reserve	2,273,029	2,020,309	-	-	4,293,338
Collectively evaluated for impairment with reserve	201,096,650	81,502,747	11,621,392	1,458,486	295,679,275
Ending balance	$204,985,996	$83,523,056	$11,621,392	$1,458,486	$301,588,930

The following table outlines the maturity and rate repricing distribution of the loan portfolio.  For purposes of this disclosure, we have classified non-accrual loans as immediately repricing or maturing.

December 31,	2012	2011	2010

Within one year	$194,007,785	$182,242,860	$124,914,560
Over one to five years	318,094,237	292,507,248	149,488,074
Over five years	85,914,270	67,537,140	27,186,296
	$598,016,292	$542,287,248	$301,588,930

As of December 31, 2012, the Bank has pledged loans totaling $199,096,105 to support Federal Home Loan Bank borrowings.

The Bank makes loans to customers located in the Maryland suburbs of Washington D.C.  Residential and commercial real estate secure substantial portions of the Bank’s loans.  Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

8.	Equity Securities

We own the following equity securities:

December 31,	2012	2011	2010

Federal Reserve Bank stock	$1,553,250	$1,572,900	$827,050
Atlantic Central Bankers Bank stock	119,500	119,500	12,000
Federal Home Loan Bank stock	1,520,400	1,739,300	1,548,700
SLMA stock	269,798	261,845	-
Maryland Financial Bank stock	152,497	152,497	175,000
Total	$3,615,445	$3,846,042	$2,562,750

With the exception of the SLMA stock, which we carry at fair value based on current quoted market prices, we carry these securities at cost and have evaluated them for other than temporary impairment.   For the twelve months ended December 31, 2011, we recorded a permanent impairment on the Maryland Financial Bank stock of $122,500 and charged off acquired Federal National Mortgage Association stock in the amount of $539.  In 2012 and 2010, we did not record any such impairment.

9.	Pointer Ridge Office Investment, LLC

We own 62.5% of Pointer Ridge and consolidate its results of operations with ours.  The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC
December 31,	2012	2011	2010
Balance Sheets
Current assets	$313,165	$429,611	$758,257
Non-current assets	6,938,990	7,088,001	7,252,413
Liabilities	6,208,029	6,299,819	6,397,360
Equity	1,044,126	1,217,793	1,613,310

Statements of Income
Revenue	$842,230	$765,044	$822,920
Expenses	1,015,897	1,160,562	1,017,184
Net loss	$(173,667)	$(395,518)	$(194,264)

We purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest at the book value which was equivalent to the fair value.  Accordingly, we did not record any goodwill with this purchase.

10.           Premises and Equipment

A summary of our premises and equipment and the related depreciation follows:

December 31,	Useful lives	2012	2011	2010

Land		$4,460,943	$4,300,943	$3,207,423
Building	5-50 years	16,158,842	15,244,033	12,085,285
Leasehold improvements	3-30 years	5,494,997	4,268,268	2,225,181
Furniture and equipment	3-23 years	4,616,397	3,725,355	2,623,752
		30,731,179	27,538,599	20,141,641
Accumulated depreciation		5,598,166	4,323,170	3,274,080
Net premises and equipment		$25,133,013	$23,215,429	$16,867,561

Depreciation expense		$1,374,866	$1,080,364	$794,494

Computer software included in other assets, and related amortization, are as follows:

December 31,	Useful lives	2012	2011	2010

Cost	3 years	$273,020	$339,744	$224,028
Accumulated amortization		157,907	235,423	217,519
Net computer software		$115,113	$104,321	$6,509

Amortization expense		$55,259	$17,904	$13,239

11.	Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2012	2011	2010

Money market and NOW	$171,477,751	$123,906,736	$70,997,729
Savings	64,312,830	60,653,977	9,504,226
Other time deposits-$100,000 and over	189,590,952	205,589,956	67,580,248
Other time deposits	121,181,022	130,478,787	124,950,239
	$546,562,555	$520,629,456	$273,032,442

Time deposits mature as follows:

December 31,	2012	2011	2010

Within three months	$76,827,590	$93,800,169	$59,635,580
Over three to twelve months	150,721,575	124,512,418	71,565,952
Over one to three years	66,549,304	102,217,412	52,512,370
Over three to five years	16,673,505	15,538,744	8,816,585
	$310,771,974	$336,068,743	$192,530,487

11.	Deposits (Continued)

Interest on deposits for the years ended December 31, 2012, 2011 and 2010, consisted of the following:

December 31,	2012	2011	2010

Money market and NOW	$549,234	$615,337	$480,613
Savings	193,036	154,573	27,487
Other time deposits - $100,000 and over	1,758,131	1,898,868	1,464,554
Other time deposits	1,734,706	1,720,916	1,947,684
	$4,235,107	$4,389,694	$3,920,338

12.	Short Term Borrowings

Bancshares has available an unsecured $3.0 million line of credit. The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $29.5 million as of December 31, 2012.  The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $250.1 million.  Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank provide collateral to support borrowings.  At December 31, 2012, we had provided $97.2 million in collateral value and as outlined below have borrowed $7.0 million.  We have additional available borrowing capacity of $90.2 million.  We may increase this availability by pledging additional collateral.  As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

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

12.	Short Term Borrowings (Continued)

Information related to short term borrowings is as follows:

December 31,	2012		2011		2010

	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year end
Short term promissory notes	$6,332,804	0.15%	$7,784,561	0.20%	$5,669,332	0.50%
Repurchase agreements	24,572,663	0.10	20,888,096	0.50	-
FHLB overnight advance	7,000,000	0.35	-		-
FHLB advance due Nov. 2010	-		-		-
FHLB advance due Dec. 2012	-		5,000,000	3.36	-
FHLB advance due Dec. 2012	-		5,000,000	3.12	-
Total	$37,905,467		$38,672,657		$5,669,332

Average for the year
Short term promissory notes	$7,877,649	0.17%	$8,917,822	0.13%	$17,103,742	0.68%
Repurchase agreements	23,704,406	0.44	20,888,096	0.50	-
FHLB overnight advance	19,126	0.39	-		-
FHLB advance due Nov. 2010	-		-		4,566,438	3.66
FHLB advance due Dec. 2012	4,734,740	3.36	260,274	3.36	-
FHLB advance due Dec. 2012	4,929,184	3.12	164,384	3.12	-
Total	$41,265,105		$30,230,576		$21,670,180

At December 31, 2012, the book and market values of securities pledged as collateral for repurchase agreements were $33,063,241 and $33,833,776, respectively.

13.	Long Term Borrowings

The Senior note is an obligation of Pointer Ridge. It has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.

December 31,	2012		2011		2010

	Amount	Rate	Amount	Rate	Amount	Rate
Amount outstanding at year end
FHLB advance due Dec. 2012	$-	-%	$-	-%	$5,000,000	3.358%
FHLB advance due Dec. 2012	-	-	-	-	5,000,000	3.119
Senior note	6,192,350	6.280	6,284,479	6.280	6,371,947	6.280
Total	$6,192,350		$6,284,479		$16,371,947

Average for the year
FHLB advance due Dec. 2012	$-	-%	$4,739,726	3.358%	$5,000,000	3.358%
FHLB advance due Dec. 2012	-	-	4,835,616	3.119	5,000,000	3.119
Senior note, fixed at 6.28%	6,235,309	6.280	6,324,792	6.280	6,409,188	6.280
Total	$6,235,309		$15,900,134		$16,409,188

13.	Long Term Borrowings (Continued)

Principal payments on long term debt obligations are due as follows:

Year	Amount
2013	$99,330
2014	105,843
2015	112,782
2016	5,874,395
$6,192,350

14.	Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors.  Fees charged for these services are at similar rates charged by unrelated parties for similar work.  Amounts paid to these related parties totaled $261,234, $188,250 and $369, during the years ended December 31, 2012, 2011 and 2010, respectively.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000.  This purchase increased Bancshares’ membership interest from 50.0% to 62.5%.  Frank Lucente, a director of Bancshares and the Bank, is the President and 52.0% stockholder of Lucente Enterprises, Inc.  Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C.  Lucente Enterprises has retained its 12.5% membership interest in Pointer Ridge.  In 2012, 2011 and 2010, the Bank paid Pointer Ridge $704,128, $558,558 and $542,290 in lease payments, respectively.

The directors, executive officers and their affiliated companies maintained deposits with the Bank of $9,876,152, $5,955,165, and $8,721,286 at December 31, 2012, 2011 and 2010, respectively.

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2012	2011	2010

Balance at beginning of year	$1,833,294	$2,002,458	$1,464,115
Additions	672,561	138,477	683,400
Repayments	(1,269,106)	(307,641)	(145,057)
Balance at end of year	$1,236,749	$1,833,294	$2,002,458

In addition to the outstanding balances, the directors and executive officers or affiliated companies have $608,040 in unused commitments as of December 31, 2012.  In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

15.             Income Taxes

The components of income tax expense are as follows:

December 31,	2012	2011	2010

Current
Federal	$1,815,517	$1,797,275	$824,005
State	603,376	641,007	197,239
	2,418,893	2,438,282	1,021,244
Deferred	301,553	(511,658)	(24,494)
	$2,720,446	$1,926,624	$996,750

The components of deferred income taxes are as follows:

December 31,	2012	2011	2010

Provision for loan losses	$(175,245)	$(531,583)	$110,234
Non-accrual interest	(112,470)	(194,030)	(50,423)
Impairment losses and expenses on other real estate owned	22,592	190,619	(20,670)
Director stock options	(13,605)	(15,247)	(5,648)
Deferred compensation plans	(100,634)	4,450	(86,832)
Deferred loan origination costs, net	138,741	97,363	17,571
Depreciation	101,583	421,006	11,274
Mark-to-market tax accounting for acquired securities	(60,282)	(818,015)	-
Net operating loss carryover	307,597	255,117	-
Accretion of fair value adjustments for acquired assets and liabilities	1,383,679	869,554	-
Investment impairment loss	-	(48,320)	-
Non-compete and consulting agreements	(36,815)	54,237	-
Core deposit intangible amortization	(286,932)	(230,368)	-
Defined benefit plan	(320,717)	(65,041)	-
Other	-	(1,400)	-
Reduction of valuation allowance	(545,939)	(500,000)	-
	$301,553	$(511,658)	$(24,494)

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

15.	Income Taxes (Continued)

We initially recorded a valuation allowance of $1.2 million for the deferred tax asset with the acquisition of Maryland Bankcorp because of our uncertainty about our ability to utilize its net operating loss (NOL) carryover and built in losses, and because of uncertainty about the status of the tax return filings and related accounting for income taxes at the April 1, combination date.  We applied $154,000 of the allowance to tax liabilities associated with the defined benefit plan.  From April 1, 2011 through December 31, 2011, management took several actions to enhance the combined company’s profitability.  The profitability of the combined company from April 1, 2011 through December 31, 2011 became sufficient evidence to support the use of at least a portion of the NOL.  This was not new information about facts and circumstances that existed at the acquisition date.  Therefore, we reduced the valuation allowance by $500,000 and credited income tax expense during the fourth quarter of 2011.

During the fourth quarter of 2012, we reversed the remaining $545,939 valuation allowance for deferred tax asset that we recorded at the acquisition of Maryland Bankcorp due to uncertainties about the status of the tax return filings and related accounting for income taxes at the April 1, 2011 combination.  During the fourth quarter of 2012, we received acknowledgement from the Internal Revenue Service of the final amended tax returns filed for Maryland Bankcorp during the third quarter of 2012.  The completion of the tax returns and our profitability in 2012 provided sufficient evidence to support the use of the remaining net operating loss.

Maryland Bankcorp had NOL carryovers of $3.54 million at the time of our business combination.  We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code.  We were able to deduct $779,812 for 2012 and $571,713 for 2011 and may deduct up to $856,459 per year thereafter until we have fully used the NOL.  The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction.  If the NOL is not used by the limited annual deductions, $2.34 million will expire in 2030 and $1.18 million will expire in 2031.

The components of net deferred tax assets and liabilities are as follows:

December 31,	2012	2011	2010

Deferred tax assets
Allowance for loan losses	$1,154,307	$948,828	$823,454
Non-accrual interest	776,633	664,164	78,120
Impairment losses and expenses on other real estate owned	2,131,510	1,916,766	20,670
Director stock options	59,415	45,811	26,087
Deferred compensation plans	1,732,927	1,632,293	265,484
Net operating loss carryover	1,098,769	1,142,158	-
Fair value adjustments for acquired assets and liabilities	4,456,480	6,107,727	-
Investment impairment loss	48,320	48,320	-
Non-compete agreements	64,427	103,543	-
	$11,522,788	$12,609,610	$1,213,815

Deferred tax liabilities
Deferred loan origination costs	546,554	407,813	310,450
Depreciation	1,406,527	1,346,627	460,012
Core deposit intangible	1,456,101	1,743,032	-
Defined benefit plan	85,784	406,501	-
Net unrealized gain on securities available for sale	888,277	915,669	177,802
	4,383,243	4,819,642	948,264
Net deferred tax asset before valuation allowance	7,139,545	7,789,968	265,551
Valuation allowance for deferred tax asset	-	545,939	-
Net deferred tax asset	$7,139,545	$7,244,029	$265,551

15.	Income Taxes (Continued)

The following table reconciles the differences between the federal income tax rate of 34 percent and our effective tax rate:

December 31,	2012	2011	2010

Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from
State income taxes, net of federal income tax benefit	4.9	5.1	5.7
Bank owned life insurance	(1.4)	(2.9)	(3.9)
Other tax exempt income	(7.3)	(4.4)	(3.1)
Stock based compensation awards	0.4	0.4	1.3
Other non-deductible expenses	1.3	1.0	6.1
Reduction of valuation allowance for deferred tax asset	(5.4)	(7.0)
Net income attributable to the non-controlling interest	0.2	0.7	1.0
Effective tax rate	26.7%	26.9%	41.1%

16.	Retirement and Employee Stock Ownership Plans

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation.  Our contributions to the plan, included in employee benefit expenses, were $297,213, $302,615 and $158,523 for 2012, 2011, and 2010, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits.  We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The Bank’s expenses for the SERPs were $497,709, ($11,282) and $221,814 in 2012, 2011, and 2010, respectively.

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (KSOP).  The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code and an employee stock ownership plan.  We have discontinued any future contributions to the employee stock ownership plan.  At December 31, 2012, the employee stock ownership plan owned 148,863 shares of Bancshares’ stock, had $19,000 invested in Old Line Bank Certificates of Deposit, and  $7,906 in an Old Line Bank money market account.  We have transferred the MB&T KSOP assets into the Old Line 401(k) plan discussed above.

MB&T had an employee pension plan (MB&T Pension Plan) that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date.  We notified all plan participants that we terminated this plan effective August 1, 2011.  We liquidated the securities the plan held, and deposited the proceeds into interest bearing certificates of deposit and a money market account.  On October 1, 2012, we purchased an annuity contract to transfer the remaining $2,116,489 pension liability, effective November 1, 2012 and expensed $700,884 in pension expense to recognized the final cost associated with termination of the pension plan.  We transferred the remaining pension plan assets to the employee 401(k) plan after we recorded all remaining expenses associated with audits, actuarial and consulting fees to the plan.

16.	Retirement and Employee Stock Ownership Plans (Continued)

Net period pension cost (income) for the Pension Plan is as follows:

Years Ended December 31,	2012	2011	2010
Interest cost	$811,879	$164,889	$-
Settlement cost	22,339	27,023	-
Net periodic pension cost	$834,218	$191,912	$-

The following table outlines the financial status of the Pension Plan since the acquisition date and years end December 31, 2012 and 2011:

Change in Benefit Obligations	Termination of Plan	December 31, 2011
Projected benefit obligation at beginning of year	$1,877,678	$3,757,870
Service Cost	-	-
Interest Cost	811,879	164,889
Actual return	(50,327)	-
Actuarial (gain) loss	(16,668)	1,734
Purchase of annuity contracts	(2,116,489)	-
Benefits paid	(506,073)	(2,046,815)
Projected benefit obligation at end of year	-	1,877,678
Change in Plan Assets
Fair value of plan assets at beginning of year	2,908,229	5,002,673
Actual return on plan assets	(50,327)	(47,629)
Employer contribution	-	-
Purchase of annuity contracts	(2,116,488)	-
Benefits paid	(506,073)	(2,046,815)
Assets transferred to 401K	(235,341)	-
Fair value of plan assets at end of year	-	2,908,229
Funded status at end of year	$-	$1,030,551

Amounts recognized in balance sheet
Non-current assets	$-	$1,030,551
Current liabilities	-	-
Non-current liabilities	-	-
	$-	$1,030,551

Amounts recognized in accumulated other comprehensive income
Net (gain) loss	$22,339	$49,363
Acquisition effect	-	-
Settlement effect	(22,339)	(27,024)
Prior service cost (credit)	-	-
Total	$-	$22,339

16.	Retirement and Employee Stock Ownership Plans (Continued)

The weighted average assumptions used to determine net periodic pension costs and the accumulated benefits are as follows:

	December 31, 2011	April 1, 2011
Discount rate	5.50%	6.00%
Long term rate of return on assets	-%	-%
Salary increases	-%	-%

17.	Capital Standards

The Federal Deposit Insurance Corporation and the Federal Reserve Board have adopted risk based capital standards for banking organizations.  These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions.  As of December 31, 2012, 2011 and 2010, the capital ratios and the capital requirements to remain adequately and well capitalized are as follows:

			Minimum capital		To be well
	Actual		adequacy		capitalized
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000's)
Total capital (to risk weighted assets)
Consolidated	$72,031	11.4%	$50,569	8.0%	$63,211	10.0%
Old Line Bank	$70,871	11.2%	$50,500	8.0%	$63,125	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$68,066	10.8%	$25,284	4.0%	$37,926	6.0%
Old Line Bank	$66,906	10.6%	$25,250	4.0%	$37,875	6.0%
Tier 1 capital (to average assets)
Consolidated	$68,066	7.9%	$34,286	4.0%	$42,858	5.0%
Old Line Bank	$66,906	7.8%	$34,286	4.0%	$42,858	5.0%

December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$64,339	11.3%	$45,715	8.0%	$57,143	10.0%
Old Line Bank	$63,467	11.1%	$45,651	8.0%	$57,064	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$60,597	10.6%	$22,857	4.0%	$34,286	6.0%
Old Line Bank	$59,726	10.5%	$22,825	4.0%	$34,238	6.0%
Tier 1 capital (to average assets)
Consolidated	$60,597	7.8%	$31,155	4.0%	$38,943	5.0%
Old Line Bank	$59,726	7.7%	$31,155	4.0%	$38,943	5.0%

December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk weighted assets)
Consolidated	$39,249	12.4%	$25,362	8.0%	$31,703	10.0%
Old Line Bank	$37,960	12.0%	$25,232	8.0%	$31,540	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$36,781	11.6%	$12,681	4.0%	$19,022	6.0%
Old Line Bank	$35,492	11.3%	$12,616	4.0%	$18,924	6.0%
Tier 1 capital (to average assets)
Consolidated	$36,781	9.2%	$16,057	4.0%	$20,071	5.0%
Old Line Bank	$35,492	8.9%	$15,991	4.0%	$19,989	5.0%
Tier 1 capital consists of common and preferred stock, additional paid-in capital and retained earnings.  Total capital includes a limited amount of the allowance for loan losses.  In calculating risk weighted assets, specified risk percentages are applied to each category of asset and off balance sheet items.

Failure to meet the capital requirement could affect our ability to pay dividends and accept deposits and may significantly affect our operations.

17.	Capital Standards (Continued)

In the most recent regulatory report, we were categorized as well capitalized under the prompt corrective action regulations.  Management knows of no events or conditions that should change this classification.

18.	Commitments and Contingencies

As of December 31, 2012, we leased 13 branch locations and 5 loan production offices from non-related parties under lease agreements expiring through 2040.  We lease our corporate headquarters and one branch location from Pointer Ridge.  Each of the leases provides extension options.

The approximate future minimum lease commitments under the operating leases as of December 31, 2012, are presented below.  We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation.

Year	Amount

2013	$1,467,267
2014	1,433,157
2015	1,430,266
2016	1,433,833
2017	1,298,841
Remaining	5,544,202
$12,607,566

Rent expense was $1,373,490, $1,172,843 and $521,637 for the years ended December 31, 2012, 2011, and 2010, respectively.

On August 25, 2006, Pointer Ridge entered into a loan agreement with an unrelated bank, in an original principal amount of $6.6 million to finance the commercial office building located at 1525 Pointer Ridge Place, Bowie, Maryland.  We lease approximately 65% of this building for our main office and operate a branch from this address.  Pursuant to the terms of a guaranty between the bank and Bancshares dated August 25, 2006, Bancshares has guaranteed up to 62.5% of the loan amount plus costs incurred by the lender resulting from any acts, omissions or alleged acts or omissions.

19.	Fair Value Measures

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

19.	Fair Value Measures (Continued)

We value investment securities classified as available for sale at fair value on a recurring basis.  We value treasury securities, municipalities, government sponsored entity securities, and some agency securities under Level 1, and collateralized mortgage obligations and some agency securities under Level 2.  At December 31, 2012, we established values for available for sale investment securities as follows (000’s);

December 31,	2012	2011	2010
Level 1 inputs	$1,251	$24,450	$2,111
Level 2 inputs	170,290	137,335	30,939
Level 3 inputs	-	-	-
Investment securities available for sale	$171,541	$161,785	$33,050

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

We value other real estate owned at fair value on a non-recurring basis.  We measure other real estate owned at fair value less cost to sell.  As of December 31, 2012, the fair value of foreclosed assets was estimated to be $3,719,449.  We determined fair value based on offers to purchase and/or appraisals.  We based the cost to sell real estate on standard market factors.  We categorize foreclosed real estate as Level 3.  As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by the Bank (legacy) and other real estate owned acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).

The following outlines the transactions in other real estate owned for the year ended December 31, 2012.

Other Real Estate Owned
	Legacy	Acquired	Total
Beginning balance	$1,871,832	$-	$1,871,832
Beginning acquired	-	2,132,777	2,132,777
Transferred in	-	849,921	849,921
Investment in improvements	-	15,525	15,525
Write down in value	(220,000)	(61,000)	(281,000)
Sales	(604)	(869,002)	(869,606)
Total end of period	$1,651,228	$2,068,221	$3,719,449

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

19.           Fair Value Measures (Continued)

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

	December 31, 2012		December 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Level 1 inputs:
Investment securities	$1,251,250	$1,251,250	$24,450,070	$24,450,070	$2,111,250	$2,111,250
Level 2 inputs:
Time deposits	-	-	-	-	297,000	297,482
Investment securities	170,289,972	170,289,972	137,334,765	137,334,765	52,675,014	52,904,126
Level 3 inputs:
Loans, net	595,144,928	599,320,353	539,297,666	547,218,763	299,606,430	301,862,245

Financial liabilities:
Level 3 inputs:
Interest bearing deposits	$546,562,555	$554,778,445	$520,629,456	$522,248,781	$273,032,242	$274,003,958
Short term borrowings	37,905,467	37,905,467	38,672,657	38,967,244	5,669,332	5,669,332
Long term borrowing	6,192,350	6,488,481	6,284,479	6,452,391	16,371,947	10,618,094

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates.  The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments.  We must report in earnings unrealized gains and losses on items for which we have elected the fair value measurement option at each subsequent reporting date.  We measure certain financial assets and financial liabilities at fair value on a non-recurring basis.  These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.  We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the twelve months ended December 31, 2012 or year ended December 31, 2011.

20.           Other Operating Expenses

Other operating expenses that are significant are as follows:

December 31,	2012	2011	2010
Business development	$327,703	$202,878	$138,360
Consulting fees	222,520	120,741	-
Director fees	239,667	244,016	220,533
Internet banking	238,690	267,503	64,033
Organizational & legal expenses	413,013	342,400	79,305
Other real estate owned expense	594,348	339,646	72,153
Pointer Ridge other operating	422,127	562,223	413,484
Telephone	460,308	464,786	60,683
Network Services	266,382	143,899	950
Pension Plan Expense	133,334	191,913	-
Other	2,858,344	2,259,149	1,126,299
Total	$6,176,436	$5,139,154	$2,175,800

21.	Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.
Balance Sheets
December 31,	2012	2011	2010
Assets
Cash and due from banks	$207,687	$35,146	$12,097
Loans	-	-	272,889
Investment in real estate LLC	652,579	761,121	1,008,319
Investment in Old Line Bank	73,699,992	67,167,822	35,765,610
Other assets	341,328	107,806	132,952
	$74,901,586	$68,071,895	$37,191,867

Liabilities and Stockholders' Equity
Accounts payable	$39,972	$31,929	$138,109

Stockholders' equity
Common stock	68,454	68,177	38,917
Additional paid-in capital	53,792,015	53,489,075	29,206,617
Retained earnings	18,531,387	12,093,742	7,535,268
Accumulated other comprehensive income	2,469,758	2,388,972	272,956
	74,861,614	68,039,966	37,053,758
	$74,901,586	$68,071,895	$37,191,867

21.         Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Income
Years Ended December 31,	2012	2011	2010

Interest and dividend revenue
Dividend from Old Line Bank	$1,592,819	$821,496	$465,844
Interest on money market and certificates of deposit	325	4,794	797
Interest on loans	-	5,787	20,867
Total interest and dividend revenue	1,593,144	832,077	487,508

Non-interest revenue	(108,542)	(247,198)	(121,416)

Non-interest expense	496,963	460,034	491,938

Income before income taxes	987,639	124,845	(125,846)
Income tax expense (benefit)	(91,441)	(175,662)	(98,394)
	1,079,080	300,507	(27,452)

Undistributed net income of Old Line Bank	6,451,384	5,079,464	1,530,116

Net income	$7,530,464	$5,379,971	$1,502,664

21.	Parent Company Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Cash Flows
Years Ended December 31,	2012	2011	2010

Cash flows from operating activities
Interest and dividends received	$1,593,144	$833,271	$487,521
Income taxes (refund received)	-	52,161	-
Reimbursement received (cash paid) for operating expenses	(454,977)	(286,601)	(183,983)
	1,138,167	598,831	303,538
Cash flows from investing activities
Principal collected on loans made	-	272,889	3,031
Investment in Old Line Bank	-	-	-
Return of principal from (investment in) real estate LLC	-	-	22,309
	-	272,889	25,340
Cash flows from financing activities
Cash and cash equivalents of acquired company	-	25,239	-
Proceeds from stock options exercised, including tax benefit	127,193	40,788	53,829
Proceeds from issuance of common stock	-	6,332,844	-
Acquisition cash consideration	-	(1,022,162)	-
Repayment of acquired bank debt	-	(5,403,883)	-
Cash dividends paid-common stock	(1,092,819)	(821,497)	(465,842)
	(965,626)	(848,671)	(412,013)
Net increase (decrease) in cash and cash equivalents	172,541	23,049	(83,135)
Cash and cash equivalents at beginning of year	35,146	12,097	95,232
Cash and cash equivalents at end of year	$207,687	$35,146	$12,097

Reconciliation of net income to net cash provided by operating activities
Net income	$7,530,464	$5,379,971	$1,502,664
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(6,451,384)	(5,079,464)	(1,530,116)
Stock based compensation awards	176,024	132,661	118,127
(Income) loss from investment in real estate LLC	108,542	247,198	121,416
Increase (decrease) in other liabilities	8,043	(106,680)	103,481
(Increase) decrease in other assets	(233,522)	25,145	(12,034)
	$1,138,167	$598,831	$303,538

22.           Stockholders’ Equity

Stock Options

We have two stock option plans under which we may issue options, the 2004 and 2010 Equity Incentive Plans.  Our Compensation Committee administers the stock option plans.  As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years.  We recognize the compensation expense associated with these grants over their respective vesting period.  As of December 31, 2012, there were 147,677 shares remaining available for future issuance under the stock option plans.  The source of shares exercised is authorized but unissued shares.

The intrinsic value of the options that directors and officers exercised for the years ended
December 31, 2012, 2011, and 2010 was $81,693, $29,259 and $55,659, respectively.

A summary of the status of the outstanding options follows:

	2012		2011		2010
		Weighted		Weighted		Weighted
	Number	average	Number	average	Number	average
	of shares	exercise price	of shares	exercise price	of shares	exercise price

Outstanding, beginning of year	325,331	$8.65	310,151	$8.60	299,270	$8.50
Options granted	94,627	8.47	23,280	7.82	22,581	7.13
Options exercised	(17,500)	6.55	(8,100)	4.39	(11,700)	3.44
Options forfeited	(3,500)	7.49
Options expired	-	-	-	-	-	-
Outstanding, end of year	398,958	$8.71	325,331	$8.65	310,151	$8.60

				Outstanding Options		Exercisable Options

Exercise price			Number of shares at December 31, 2012	Weighted average remaining term in years	Weighted average exercise price	Number of shares at December 31, 2012	Weighted average exercise price

$4.94	-	6.25	-	-	$-	-	$-
$6.26	-	7.50	82,231	6.34	6.53	82,231	6.53
$7.51	-	8.75	136,207	7.88	7.90	86,861	7.86
$8.76	-	9.95	44,520	1.64	9.74	44,520	9.74
$9.96	-	11.31	136,000	4.01	10.49	121,000	10.43
			398,958	5.55	$8.71	334,612	$8.71

Intrinsic value of vested exercisable options where the market value exceeds the exercise price				$862,751

Intrinsic value of outstanding options where the market value exceeds the exercise price				$1,031,206

22.           Stockholders’ Equity (Continued)

At December 31, 2012, there was $91,514 of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next two years.   The following table summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values.  We used the Black-Scholes option pricing model.

Years Ended December 31,	2012	2011	2010

Expected dividends	1.00%	1.00%	2.00%
Risk free interest rate	1.36%	3.00%	3.04%
Expected volatility	30.30%	28.40%	27.60%
Weighted average volatility	29.64%	28.45%	27.64%
Expected life in years	6.50	6.50	6.00
Weighted average fair value of options granted	$2.47	$3.00	$1.90

During the twelve months ended December 31, 2012, we granted 10,947 restricted common stock awards.  Of these, 3,640 vested on December 31, 2012, 2,437 will vest on January 26, 2013, 2,437 will vest on January 26, 2014 and 2,435 will vest on January 26, 2015.  During the twelve months ended December 31, 2011, we granted 8,786 restricted common stock awards.  Of these, 2,457 vested on December 31, 2011, 2,110 will vest on January 27, 2012, 2,110 will vest on January 28, 2013 and 2,108 will vest on January 27, 2014.  During the twelve months ended December 31, 2010, we granted 17,641 restricted common stock awards.  Of these, 3,600 vested on December 31, 2010, 4,680 vested on January 31, 2011, 4,681 will vest on January 28, 2012 and 4,680 will vest on January 28, 2013.  At December 31, 2012, there was $56,840 of total unrecognized compensation cost related to non-vested restricted stock awards that we expect to realize over the next two years.  A summary of the restricted stock awards during the year follows:

	December 31,		December 31,		December 31,
	2012		2011		2010

	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested, beginning of period	15,691	$7.41	17,641	$7.13	-	$-
Restricted stock granted	10,947	8.00	8,786	7.82	17,641	7.13
Restricted stock vested	(9,908)	7.55	(10,736)	7.29	-	-
Restricted stock forfeited	(520)	8.00	-	-	-	-
Nonvested, end of period	16,210	$7.70	15,691	$7.41	17,641	$7.13

Total fair value of shares vested	$74,813		$78,243		$-

Intrinsic value of non-vested restricted		$183,011		$127,097		$142,186
Intrinsic value of vested restricted		$111,861		$86,962		$-

23.           Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations

Three months ended
(Dollars in thousands except per share data)

2012	December 31,	September 30,	June 30,	March 31,
Interest revenue	$9,555	$9,801	$9,764	$9,102
Interest expense	1,154	1,264	1,300	1,340
Net interest income	8,402	8,537	8,463	7,762
Provision for loan losses	400	375	375	375
Net income available to common stockholders	1,717	2,028	2,029	1,756
Basic earnings per common share	0.25	0.30	0.30	0.26
Diluted earnings per common share	0.25	0.29	0.29	0.26

2011	December 31,	September 30,	June 30,	March 31,
Interest revenue	$9,062	$9,737	$8,874	$4,648
Interest expense	1,362	1,393	1,403	1,061
Net interest income	7,700	8,344	7,471	3,587
Provision for loan losses	800	800	50	150
Net income available to common stockholders	1,967	1,707	1,183	523
Basic earnings per common share	0.29	0.25	0.17	0.12
Diluted earnings per common share	0.29	0.25	0.17	0.12

2010	December 31,	September 30,	June 30,	March 31,
Interest revenue	$4,786	$4,759	$4,574	$4,390
Interest expense	1,179	1,234	1,281	1,248
Net interest income	3,607	3,525	3,293	3,142
Provision for loan losses	642	200	170	70
Net income available to common stockholders	195	313	530	465
Basic earnings per common share	0.05	0.08	0.14	0.12
Diluted earnings per common share	0.05	0.08	0.13	0.12

24.	Litigation

The Bank has a collection case pending before the Superior Court for the District of Columbia, which arises from a $1,776,350 commercial loan issued to Ngozika Nwaneri, M.D. by MB&T.  That loan was to be secured by deeds of trust against one commercial property and four residential building lots jointly owned by Dr. Nwaneri and his wife, Chinyere Nwaneri.  Dr. Nwaneri executed the deeds of trust on behalf of Mrs. Nwaneri under the authority of two separate powers of attorney executed by Mrs. Nwaneri.

This loan has matured and Dr. Nwaneri has defaulted on his repayment obligations.  The outstanding balance on this loan is approximately $1.6 million.  In an effort to avoid Dr. Nwaneri’s payment obligations and to avoid foreclosure under the deed of trust, on October 22, 2010, Mrs. Nwaneri initiated a case in the Superior Court of the District of Columbia claiming that she did not sign the powers of attorneys and that the deeds of trust are void.  The Bank interpleaded Dr. Nwaneri in the case and asserted claims against him for fraud and breach of contract, among other causes of action.  In response, Dr. Nwaneri counter-sued the Bank and has asserted claims of fraud and breach of fiduciary duty. Dr. Nwaneri is seeking $2.5 million in compensatory damages and $2.5 million in punitive damages.  On March 12, 2013, mediation proceedings with the borrower failed and a pre-trial hearing is scheduled for the end of May 2013.  A trial date has not been scheduled in the case.  We believe that Dr. and Mrs. Nwaneri’s claims are entirely without merit.

On September 27, 2012, Rosalie Jones, both individually and on behalf of a putative class of WSB Holdings, Inc.’s (WSB Holdings) stockholders filed a complaint in the Circuit Court for Prince George’s County, Maryland against WSB Holdings and its directors as well as Bancshares.  The complaint seeks to enjoin the proposed merger and alleges, among other things, that the members of WSB Holdings’ board of directors breached their fiduciary duties by agreeing to sell WSB Holdings for inadequate and unfair consideration and pursuant to an unfair process.  The complaint also alleges that WSB Holdings directors agreed to provisions in the merger agreement that constitute “onerous and preclusive deal protection devices,” and that certain officers and directors of WSB Holdings will receive personal benefits from the merger not shared in by other WSB Holdings stockholders.  The complaint further alleges that WSB Holdings and Bancshares aided and abetted such alleged breaches.

On February 5, 2013, the defendants entered into a memorandum of understanding with the plaintiff regarding settlement of all claims asserted on behalf of the alleged class of WSB Holdings stockholders.  In connection with the settlement contemplated by the memorandum of understanding, the litigation and all claims asserted in such litigation will be dismissed subject to court approval.  The proposed settlement terms require Bancshares and WSB Holdings to make certain additional disclosures related to the merger, which disclosures are included in the joint proxy statement/prospectus of Old Line Bancshares and WSB dated February 15, 2013, and sent to their respective stockholders.  The parties also agreed that plaintiffs may seek attorneys’ fees and costs in an as yet undetermined amount, with the defendants to pay such fees and costs if and to the extent they are approved by the court.  The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to WSB Holdings’ stockholders.  If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

25.	WSB Acquisition

On September 10, 2012, Bancshares and WSB Holdings, the parent company of The Washington Savings Bank, announced the execution of a definitive merger agreement (“the Merger Agreement”) that provides for the acquisition of WSB Holdings by Bancshares for approximately $48.7 million, or approximately $6.09 per share, in cash and stock, subject to adjustment (the “total consideration”).

Pursuant to the terms of the Merger Agreement, WSB Holdings will be merged with and into Bancshares with Bancshares surviving the merger.  Immediately after the merger, The Washington Savings Bank will merge with and into the Bank, with the Bank being the surviving bank.

The acquisition will increase Bancshares’ total assets by more than $356 million for total assets immediately after closing of approximately $1.2 billion. We plan to complete the merger during the second quarter of 2013.  This combination will create a $1.2 billion banking institution and will allow us to expand our financial services with the addition of a successful and growing mortgage origination team.

Under the terms of the Merger Agreement, stockholders of WSB Holdings will receive at their election cash or shares of Bancshares in a dollar amount generally equal to the total consideration divided by the number of outstanding shares of common stock of WSB Holdings, provided that the aggregate cash consideration to be paid to stockholders of WSB Holdings will not exceed $17 million unless increased by Bancshares in its sole discretion, and subject to further adjustments as described in the Merger Agreement.  During 2012, we incurred $354,333 in expenses associated with this merger.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 9A.	Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures.  Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2012.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below is certain information with respect to the members of the board of directors, executive officers and certain key employees of Old Line Bancshares and Old Line Bank as of February 15, 2013.

Directors of Old Line Bancshares, Inc.

James W. Cornelsen, 58, is the President and Chief Executive Officer of Old Line Bancshares and Old Line Bank.  He joined Old Line Bank and became a member of its board of directors in 1994.  He has been a member of the board of directors of Old Line Bancshares since its incorporation in April 2003.  He currently serves as Chair of the Loan and Asset and Liability Committees.  He has over 30 years of commercial banking experience.  Prior to joining Old Line Bank, Mr. Cornelsen was a Senior Vice President at Sequoia National Bank and Vice President of Commercial Lending at Citizens Bank of Maryland.  Mr. Cornelsen resides in LaPlata, Maryland.  The board of directors believes that Mr. Cornelsen’s qualifications to sit on the board of directors, serve as President and Chief Operating Officer of Old Line Bancshares and Old Line Bank and Chair of the Loan and Asset and Liability Committees include his many years of banking experience and proven leadership in the success of these companies.

Craig E. Clark, 71, retired in 2006 as President of Waldorf Carpets, Inc., a wholesale and retail flooring company, which he established in 1969.  Mr. Clark is a founder of Old Line Bank.  He has served as Chairman of the board of directors of Old Line Bank since 1994 and of Old Line Bancshares since its incorporation in 2003 and has served as a member of the board of directors of Old Line Bank since 1988.  Mr. Clark is a member of each of the board of directors’ committees.  Mr. Clark resides in Lusby, Maryland.  The board of directors of Old Line Bancshares and Old Line Bank believe that Mr. Clark’s experience managing and operating his own business, his affiliations within the local community and his active involvement in the founding and oversight of Old Line Bank uniquely qualify him to be Chairman and a member of the board of directors.  Mr. Clark demonstrates his commitment through his involvement in all levels of Board governance.  He additionally lends his expertise and experience to a myriad of special projects including but not limited to business development, branch expansion and overall asset growth.

Frank Lucente, Jr., 71, is Chairman of Chesapeake Custom Homes, a suburban Maryland residential home builder and developer, and Chairman of Lucente Enterprises, a land development holding company.  Mr. Lucente resides in Tequesta, Florida.  He has been a member of the board of directors of Old Line Bank since 2002 and Old Line Bancshares since its incorporation in 2003.  He has served as Vice Chairman of the board of directors of Old Line Bancshares and Old Line Bank since 2003.  He is currently a member of the Loan Committee.  The board of directors believes Mr. Lucente’s qualifications for these positions include business affiliations in our market area, his knowledge of the real estate industry and his operational and management expertise gained from several years as a business owner and previous director at other banking affiliations.

G. Thomas Daugherty, 67, was the President of Maryland Bankcorp and MB&T from 2001 through April 1, 2011 when they merged into Old Line Bancshares and Old Line Bank, respectively.  He was a Director of MB&T from 1995 through the April 1, 2011 effective date of the merger.  From 1995 to 2001, Mr. Daugherty was an attorney at the law firm of G. Thomas Daugherty, Chartered (formerly, Daugherty and Daugherty, PA), a law firm specializing in real estate and business law.  He is a member of the Maryland Bar Association and the District of Columbia Bar Association.  He holds a Juris Doctorate from the University of Baltimore.  He has served as Vice President of St. Mary’s College of Maryland Foundation and is presently a member of the Board of Trustees of St. Mary’s College of Maryland.  He also serves as a board member of the Southern Maryland Navy Alliance.  Prior community activities include the Economic Development Commission, the Lexington Park Redevelopment Commission, the Rotary Club and he served twelve years (including four years as President) of the St. Mary’s Housing Authority Board. He is currently a member of the Asset and Liability Committee.  The board of directors of Old Line Bancshares and Old Line Bank believes that Mr. Daugherty’s qualifications to serve on the boards of Old Line Bancshares and Old Line Bank include his many years of banking experience, his community contacts, and his knowledge of the former MB&T’s customer base and market area.

Daniel W. Deming, 63, is a Director of Deming Associates, Inc., in Accokeek, Maryland.  He is also a Director of Kanawha Roxalana Company, in West Virginia and is a Vice President of Livingston, Ltd.  All three of these companies engage in various aspects of real estate. Mr. Deming resides in Accokeek, Maryland.  He has been a member of the board of directors of Old Line Bank since 1992 and Old Line Bancshares since its incorporation in 2003.  He is currently a member of the Audit and Asset and Liability Committees.  The board of directors believes that Mr. Deming’s real estate industry knowledge and his management and operations experience obtained through business ownership as well as his many years of active involvement with Old Line Bank and Old Line Bancshares’ board of directors qualify him to serve as a Director of Old Line Bank and Old Line Bancshares.

James F. Dent, 75, retired in 2006 as an owner and operator of a State Farm Insurance Agency that he established in 1961.  He resides in LaPlata, Maryland.  Mr. Dent is a founder of Old Line Bank and has served as a member of the board of directors of Old Line Bank since 1988 and Old Line Bancshares since its incorporation in 2003.  He currently serves on the Loan and Compensation Committees.  The board of directors believes that Mr. Dent’s qualifications for his membership on the board of directors of Old Line Bancshares and Old Line Bank include his many years of experience in the insurance industry in our market area as well as his active involvement in the founding and oversight of Old Line Bank.

Andre' J. Gingles, 55, has been the owner of Gingles, LLC, a law firm located in Calverton, Maryland since 2003.  Mr. Gingles’ practice concentrates on large mixed use projects involving land use, zoning and government relations.  He has been a member of the board of directors of Old Line Bancshares and Old Line Bank since June 23, 2011.  Mr. Gingles is an accomplished and effective senior executive with extensive management and leadership experience in the public and private sectors.  Mr. Gingles has served in the Prince George’s County Government in multiple capacities and provides counsel to several African-American and minority owned firms on a variety of business and land use issues.  He holds a bachelor’s degree from Howard University, Washington, D.C. and a Juris Doctorate degree from Southern University Law Center, Baton Rouge, LA.  He holds membership in a number of professional and community organizations to include serving as Chairman of the Foundation Schools and Past Chairman of Trial Courts Judicial Nominating Commission for District 13, Prince Georges County, Maryland.  The board of directors believes that Mr. Gingles’ extensive knowledge of Old Line Bank’s target market areas and familiarity with businesses located in those areas provides significant assistance to Old Line Bank in achieving business development goals and market growth.  Currently, he is a member of the Asset and Liability and the Corporate Governance/Nominating Committees.  His experience working with local government and his extensive legal background provide additional insight to the Board with regard to future planning and strategic development.

Gail D. Manuel, 57, is the owner and a Director of Trinity Memorial Gardens and Mausoleum in Waldorf, Maryland.  She is a past member of the board of directors of the Charles County Chamber of Commerce, past member of the Charles County Planning Commission and past President of Charles County Zonta Club.  She resides in Welcome, Maryland.  She has been a member of the board of directors of Old Line Bank since 1992 and Old Line Bancshares since its incorporation in 2003.  Ms. Manuel serves on the Asset and Liability and Compensation Committees.  The board of directors of Old Line Bancshares and Old Line Bank believes that Ms. Manual’s qualifications for serving on the board of directors of Old Line Bank and Old Line Bancshares include her many years of active involvement with the board of directors, her experience owning and operating a small business in our market area and her long standing affiliations with the local business community.

John D. Mitchell, Jr., 64, is a partner in Johel LTD Partnership, a commercial development company located in LaPlata, Maryland.  Mr. Mitchell was formerly the President of JCV, Inc. a petroleum equipment company located in Hughesville, Maryland.  Jones & Frank Corporation acquired JCV, Inc. in 2007.  Mr. Mitchell resides in Berlin, Maryland.  He has been a member of the board of directors of Old Line Bank since 1992 and Old Line Bancshares since its incorporation in 2003.  He is currently a member of the Audit and Asset and Liability Committees.  The board of directors believes that Mr. Mitchell’s qualifications to be a Director of Old Line Bank and Old Line Bancshares include his entrepreneurial, financial and operational expertise, knowledge of the local business community and his many years of active involvement with the board of directors.

Gregory S. Proctor Jr., 48, is President and Chief Executive Officer of G.S. Proctor & Associates, Inc., a Maryland registered lobbying and consulting firm, which he established in 1995.  He resides in Upper Marlboro, Maryland.  He has been a member of the board of directors of Old Line Bancshares and Old Line Bank since 2004.  He currently serves on the Loan and Corporate Governance/Nominating Committees.  The board of directors believes his qualifications to serve as a Director of Old Line Bank and Old Line Bancshares include his legislative knowledge, his management and consulting skills and his business affiliations in our market area.

Jeffrey A. Rivest, 59, was appointed to the board of directors of Old Line Bancshares and Old Line Bank on September 26, 2012.  Mr. Rivest is the President and Chief Executive Officer of the University of Maryland Medical Center in Baltimore, Maryland (“UMMC”).  Prior to joining UMMC, Mr. Rivest held key leadership roles at Children’s Hospital of Philadelphia, Johns Hopkins Hospital, Johns Hopkins School of Medicine and Georgetown University Hospital.  He is a fellow of the American College of Health Care Executives.  He currently serves on numerous boards including the United Way of Central Maryland, the Maryland Medicine Comprehensive Insurance Program and the University Health System Consortium.  Mr. Rivest serves on the Asset and Liability and Corporate Governance/Nominating Committees.  The board of directors believes that Mr. Rivest’s qualifications to serve as a director include his in depth business acumen, knowledge and business contacts in the markets in which we currently operate (Prince George’s County) as well as northern markets in which we intend to expand into.

Suhas R. Shah, CPA, 57, is a principal and member of Source One Business Services, LLC, and has served in that capacity since 1986 and is a principal and shareholder of Regan, Russell, Schickner & Shah, P.A. and has served in that capacity since 1986.  Source One Business Services, LLC provides cash flow and budgeting analysis, computer consulting and tax planning and preparation for corporations, individuals, estates and trusts, as well as litigation support, financial forecasts and merger and acquisitions advisory services to a variety of clients. Regan, Russell, Schickner & Shah, P.A. is a certified public accounting firm.  Mr. Shah resides in Marriottsville, Maryland. He has been a member of the board of directors of Old Line Bancshares and Old Line Bank since January 2006.  He currently serves on the Asset and Liability Committee and as Chair of the Audit Committee.  The board of directors believes that Mr. Shah’s qualifications for these positions include his educational background, extensive experience with public and financial accounting matters, his financial expertise, his accounting certification and his affiliations with the business community in our market area.

John M. Suit, II, 68, served as Senior Vice President for Branch Banking and Trust from 2003 through his retirement in 2006.  From 1996 until 2003, Mr. Suit served as Chairman of the Board of Farmers Bank of Maryland.  Mr. Suit also served as President, CEO and Director of Farmers National Bancorp and Farmers National Bank of Maryland from 1989 to 1996.  Mr. Suit lives in Annapolis, Maryland.  He has served on the board of directors of Old Line Bancshares and Old Line Bank since January 2007.  He currently serves on the Audit, Corporate Governance/Nominating, Loan and Compensation Committees.  The board of directors believes his qualifications for these positions include his financial expertise resulting from his Chair and executive officer positions and his leadership in the banking industry.

Frank E. Taylor, 63, is the President of Taylor Gas Company, Inc., a family business founded in 1950 which markets propane throughout the lower part of Southern Maryland.  Mr. Taylor has held the position of President since 1982.  He served on the board of directors for Maryland Bank and Trust Company, N.A. from 1995 until its merger with Old Line Bank in 2011.  He currently serves on the Board of Governors of the Calvert Marine Museum.  He has also served on a variety of other Boards and Commissions including the United States Navy League, Three Oaks Center, Mid-Atlantic Propane Gas Association, National Propane Gas Association, St. Mary’s County Chamber of Commerce and The St. Mary’s County Planning Commission.  He began serving on the board of directors of Old Line Bancshares and Old Line Bank in August 2011 and is currently a member of the Asset and Liability Committee.  The board of directors believes his qualifications to serve as a director include his extensive community banking experience as a director as well as his experience on numerous other Boards.  His extensive knowledge of Old Line Bank’s Southern Maryland market and familiarity with businesses located in that area provides invaluable insight with regard to future planning and strategic development in that market.

Executive Officers of Old Line Bancshares Who are not Directors and Key Employees

Executive Officers

Joseph E. Burnett, 67, joined Old Line Bank as a Senior Vice President and Chief Lending Officer in August 2001 and was promoted to Executive Vice President in May 2006.  He is also an Executive Vice President of Old Line Bancshares.  He has over 46 years of banking experience in the Washington, D.C. metropolitan area specializing in commercial transactions.  Prior to joining Old Line Bank, Mr. Burnett was a Senior Vice President in Commercial Lending at Farmers Bank for two years (1999-2001) and at Suburban Bank for twelve years (1987-1999).

Sandi F. Burnett, 55, Executive Vice President and Chief Credit Officer of Old Line Bank, joined Old Line Bank in 2005 as Senior Vice President and the team leader for the College Park loan production office.  In January 2010, she was promoted to Executive Vice President and in June 2011 she assumed the additional responsibility of Chief Credit Officer.  Prior to joining Old Line Bank, she was employed by BB&T, a major southeastern regional bank, most recently as a City Executive, Senior Vice President.  In this capacity, she was responsible for supervising the overall team management, portfolio quality and growth within suburban Maryland, principally Prince George’s County.  Prior to this position, she was employed by Commerce Bank, a local bank that merged into BB&T in 1999.  She started with Commerce Bank in 1994.  Ms. Burnett is a career banker with over 32 years of commercial banking experience.

Christine M. Rush, 57, joined Old Line Bank in 1998.  She is an Executive Vice President, the Chief Financial Officer and the Secretary of Old Line Bank.  She is also an Executive Vice President, Chief Financial Officer and the Secretary of Old Line Bancshares.  Prior to joining Old Line Bank, Ms. Rush was a Vice President in Commercial Lending and Cash Management at Signet Bank.  She has over 34 years banking and financial management experience.

Key Employees

William J. Bush, CPA, 48, Senior Vice President of Old Line Bank, has been the team leader for the Anne Arundel County market since May 2007.  Prior to joining Old Line Bank, he served as Senior Vice President of the Commercial Banking Group of Annapolis Banking and Trust Company, an affiliate of Mercantile Bankshares Corporation, where he was responsible for the production, quality and growth of the division.  He is licensed as a Certified Public Accountant and has over 22 years of experience in the banking industry.  He resides in Arnold, Maryland.

Jeffrey Franklin, 47, Senior Vice President of Old Line Bank, has been in charge of branch operations of Old Line Bank since March 2002.  Prior to joining Old Line Bank, he was a Vice President at The Columbia Bank where he was responsible for various aspects of branch operations for six years.  Prior to his tenure at The Columbia Bank, he held various positions at First Virginia Bank.  Mr. Franklin has over 23 years of banking experience.

Erin G. Lyddane, 38, Senior Vice President of Old Line Bank, has been in charge of the daily operations of the bank since February 2000.  She has worked in various positions at the bank, including Vice President, Assistant Vice President, Branch Manager, Treasurer, Assistant Treasurer and Cashier.  She joined Old Line Bank in 1992.

Thomas Mee, 51, Senior Vice President, joined Old Line Bank in September 2012 as team leader for our new Montgomery and Howard County loan production office.  Prior to joining Old Line Bank, he served as Senior Vice President and Senior Real Estate Lender for Eagle Bank, where he oversaw the production, quality and growth of the commercial real estate department from 2003-2013.  He is a graduate of the American Banker Association’s Stonier Graduate School of Banking and has over 20 years of experience in the banking industry.  He has been a resident of Howard County, Maryland since 1993.

M. John Miller, 62, Senior Vice President of Old Line Bank, joined us in 2011.  He is responsible for managing the special assets at Old Line Bank.  Prior to joining Old Line Bank, he was a Senior Vice President for Commercial Real Estate Lending and Special Assets at Bank Annapolis from 2007-2010.  From 1998-2007, he was a Senior Vice President of Commercial Real Estate Lending at Annapolis Bank & Trust.  Mr. Miller has also developed residential property to include custom waterfront homes.  He has over 36 years of banking and real estate development experience.

Mark A. Semanie, 49, joined Old Line Bank on January 30, 2013, and serves as Executive Vice President of Old Line Bank and Old Line Bancshares.  Prior to joining Old Line Bank, Mr. Semanie had served as Chief Financial Officer of Carrollton Bancorp and Senior Vice President and Chief Financial Officer of Carrollton Bank, located in Columbia, Maryland, since January 2010.   Prior to that he was a self-employed business consultant specializing in the financial services industry from January – December 2009 and was Executive Vice President and Chief Financial Officer for Bay National Bank from October 2000 through December 2008.  Mr. Semanie passed the CPA exam in 1985 and worked in public accounting from 1985 until 1993.

Lawrence H. Wright, 64, Senior Vice President and Treasurer of Old Line Bank, is responsible for the treasury management and financial operations of Old Line Bank.  Prior to joining Old Line Bank in April 2011, he was a Senior Vice President and Chief Financial Officer of MB&T, where he served in multiple capacities since 1990.

Keven B. Zinn, 43, Senior Vice President, joined Old Line Bank in April 2011, as the team leader of our Southern Maryland market.  Prior to joining Old Line Bank, for the prior ten years he was a Vice President, Commercial Lending at Community Bank of Tri-County where he was responsible for management of a loan portfolio, business development and training of junior and branch loan officers.

The respective board of directors of Old Line Bancshares and Old Line Bank annually elect the officers following the annual meeting of stockholders and the officers serve for terms of one year or until their successors are duly elected and qualified except where a longer term is expressly provided in an employment contract duly authorized and approved by the board of directors.  See “Item 11. Executive Compensation-Employment Agreements.”

Old Line Bancshares Audit Committee members are Craig E. Clark, Daniel W. Deming, John M. Suit, II, John D. Mitchell, Jr. and Suhas R. Shah.  The Board of Directors has determined that each of these individuals is independent, as defined under the applicable rules and listing standards of the NASDAQ Stock Market LLC and the rules and regulations of the Securities and Exchange Commission.  In addition, the Board of Directors has determined that each committee member is able to read and understand fundamental financial statements, including Old Line Bancshares, Inc.’s consolidated balance sheet, income statement and cash flow statement.  In addition, the Board of Directors has determined that Mr. Shah is an “audit committee financial expert” as the rules and regulations of the Securities and Exchange Commission define that term

Audit Committee

 The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee members are Craig E. Clark, Daniel W. Deming, John M. Suit, II, John D. Mitchell, Jr. and Suhas R. Shah, all of whom meet the independence and experience requirements of the NASDAQ Stock Market LLC.  The Board of Directors has determined that Mr. Shah is an “audit committee financial expert” as the rules and regulations of the Securities and Exchange Commission define that term.

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

Item 11.	Executive Compensation

The following table sets forth the compensation paid by Old Line Bank to its three most highly compensated executive officers, including its Chief Executive Officer, who received total compensation in excess of $100,000 during 2012.

Summary Compensation Table

Name and principle position	Year	Salary	Stock awards(4)	Option awards(5)	Non-equity incentive plan compensation(6)	Non-qualified deferred compensation earnings	All other compensation	Total
James W. Cornelsen	2011	$284,625	$25,616	$59,772	$142,313	$79,389	$14,487	$606,202
President & CEO(1)	2012	318,000	27,761	64,777	164,247	84,270	14,687	673,742

Joseph E. Burnett	2011	186,430	11,186	26,100	74,572	12,895	10,594	321,777
Executive Vice President & CLO(2)	2012	203,000	8,861	20,676	87,371	13,700	11,280	344,888

Christine M. Rush	2011	187,335	11,240	26,227	74,934	31,446	10,326	341,508
Executive Vice President & CFO(3)	2012	$204,000	$8,905	$20,777	$87,802	$33,377	$11,012	$365,873

(1)
Other compensation includes $9,800 and $10,000 in contributions to Old Line Bank’s 401(k) retirement plan in 2011 and 2012, respectively; $3,957 in long term disability insurance premiums paid on Mr. Cornelsen’s behalf in each of 2011 and 2012; and $730 in short term disability insurance premiums paid on Mr. Cornelsen’s behalf in each of 2011 and 2012.

(2)
Other compensation includes $7,461 and $8,108 in contributions to Old Line Bank’s 401(k) retirement plan in 2011 and 2012, respectively; $2,403 and $2,442 in long term disability premiums paid by Old Line Bank on Mr. Burnett’s behalf in 2011 and 2012, respectively; and $730 in short term disability premiums paid by Old Line Bank on Mr. Burnett’s behalf in each of 2011 and 2012.

(3)
Other compensation includes $7,498 and $8,147 in contributions to Old Line Bank’s 401(k) retirement plan in 2011 and 2012, respectively; $2,098 and $2,135 in long term disability insurance premiums paid by Old Line Bank on Ms. Rush’s behalf in 2011 and 2012, respectively; and $730 in short term disability insurance premiums paid by Old Line Bank on Ms. Rush’s behalf in each of 2011 and 2012.

(4)
Consists of restricted stock awards.  The 2011 restricted stock value is based on the closing share price at the date of grant of $8.00.  Restricted stock for the year ended December 31, 2011 was granted in March 2012 based on the previous year’s performance under Old Line Bancshares, Inc.’s Incentive Plan Model.  The 2012 restricted stock value is based on the closing share price at the date of grant of $12.04.  Restricted stock for the year ended December 31, 2012 was granted in February 2013 based on the prior year’s performance under Old Line Bancshares, Inc.’s Incentive Plan Model.

(5)
For 2011, we estimated the weighted average fair value of the options granted at $2.08 using the Black-Scholes option pricing model as outlined in footnote 21 of our audited financial statements included herein. In 2012, we used the Black-Scholes option pricing model and estimated the weighted average fair value at $3.39.

(6)	2011 compensation paid in March 2012 and 2012 compensation paid in March 2013, based on the previous year’s performance under Old Line Bancshares’ Incentive Plan Model.

Employment Agreements

Old Line Bank has entered into employment agreements with each of James W. Cornelsen, Joseph W. Burnett and Christine M. Rush.

On January 28, 2011, Old Line Bank entered into an amended and restated employment agreement with Mr. Cornelsen (replacing a 2003 agreement) to serve as the President and Chief Executive Officer of Old Line Bank and Old Line Bancshares.  This agreement provides for an initial term of four years which may be extended by the board of directors, in its sole discretion, for one additional year or such greater term as the board of directors deems appropriate.  The board of directors has extended the term of Mr. Cornelsen’s then existing employment agreement by one additional year in each December or January subsequent to execution of the 2003 agreement.  Mr. Cornelsen’s employment agreement is currently set to expire in March 2016.

Mr. Cornelsen’s agreement, as amended, provides for an annual salary of $318,000, subject to annual review and increase at the board of directors’ discretion.  Mr. Cornelsen may also receive an annual bonus to be determined by the board of directors.  Mr. Cornelsen’s salary is currently set at $400,000.  In addition, Mr. Cornelsen is entitled to receive an annual grant of options to purchase at least 3,750 shares of common stock of Old Line Bancshares, assuming such options are available for grant under a stockholder approved stock option plan.  The agreement also provides that Mr. Cornelsen will not be compensated for his attendance at board of directors’ meetings and that he is entitled to an automobile provided by Old Line Bank and to participate in such other bonus, incentive and other executive compensation programs as are made available to senior management of Old Line Bank from time to time.

The agreement terminates upon Mr. Cornelsen’s death or by mutual written agreement.  In addition, Mr. Cornelsen may terminate the agreement within six months following (or in certain circumstances, in anticipation of) a “change in control,” as described below, or for good reason as defined in the agreement.  Old Line Bank may terminate the agreement for certain events constituting cause as defined in the agreement.  Either party may also terminate the agreement without cause or good reason or upon Mr. Cornelsen’s permanent disability provided that such party provides 60 days prior written notice to the other party.

If Mr. Cornelsen terminates the agreement for good reason or because of his permanent disability, or if Old Line Bank terminates Mr. Cornelsen’s employment agreement without cause or because of permanent disability, and a change in control has not occurred, Mr. Cornelsen will receive severance pay for the remaining term of the agreement in an amount equal to his average annual compensation over the prior five years.  Mr. Cornelsen is not entitled to any severance pay under the agreement if he terminates the agreement without good reason.

If Mr. Cornelsen is terminated or terminates his employment in anticipation of or within six months following a change in control, he is entitled to a single payment equal to 2.99 times his average annual compensation over the prior five years, minus any other payments he receives that are contingent on the change in control.   If the change in control payments were required to be paid in 2012, Mr. Cornelsen would have received approximately $816,046.

Pursuant to the employment agreement, a “change in control” will occur if:

•
any person or persons acting in concert acquires, voting securities of Old Line Bancshares or Old Line Bank, if after the transaction the acquiring person or persons own, control or hold the power to vote 30% or more of any class of voting securities of Old Line Bancshares or Old Line Bank, as the case may be;

•
within any twelve month period (beginning on or after March 31, 2003) the persons who were directors of Old Line Bancshares or Old Line Bank immediately before the beginning of such twelve month period (the “Incumbent Directors”) cease to constitute at least a majority of such board of directors; provided that any director who was not a director as of the effective date of the employment agreement will be deemed to be an Incumbent Director if that director was elected to such board of directors by, or on the recommendation of or with the approval of, at least two thirds of the directors who then qualified as Incumbent Directors;

•
the stockholders of Old Line Bancshares or Old Line Bank approve a reorganization, merger or consolidation with respect to which persons who were the stockholders of Old Line Bancshares or Old Line Bank immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote in the election of directors of the reorganized, merged or consolidated company’s then outstanding voting securities; or

•	all or substantially all of the assets of Old Line Bancshares or Old Line Bank are sold, transferred or assigned to any third party.

The agreement also contains non-compete, non-solicitation and confidentiality provisions.

On January 26, 2011, Old Line Bank entered into amended and restated employment agreements with Mr. Burnett and Ms. Rush to serve as Executive Vice Presidents of Old Line Bank.  Each agreement has an initial term of two years, which beginning in 2012 may be extended by the board of directors, in its sole discretion, for one additional year, or such greater term as Old Line Bank deems appropriate.

Mr. Burnett’s agreement, as amended January 1, 2012 provides an annual salary of $203,000.  Ms. Rush’s agreement, as amended January 1, 2012, provides an annual salary of $204,000.  Mr. Burnett’s salary is currently set at $215,180 and Ms. Rush’s salary is currently set at $216,240.  Each of these two officers may receive an annual discretionary bonus.  In addition, these officers are each entitled to receive an annual grant of options to purchase at least 2,250 shares of common stock of Old Line Bancshares, assuming such options are available for grant under a stockholder approved stock option plan.

Each such agreement terminates upon the employee’s death, in which case all non-vested stock options will immediately vest, or physical or mental incapacitation that has left the employee unable to perform his or her duties for a period of 60 consecutive days.  In addition, the employee may terminate his or her agreement voluntarily.  Old Line Bank may terminate each agreement for certain events constituting cause as defined in the agreements or without cause.  If Old Line Bank terminates the agreements other than for cause, the employee is entitled to be paid his or her salary and benefits, including options provided for in the agreement (which shall vest upon grant), for the remaining term of the agreement, and all unvested stock options shall immediately vest.  In addition, each employee is entitled to receive the remaining balance of his or her unused vacation and personal leave at the termination of employment unless the employee is terminated for cause.  The agreements also contain non-compete, non-solicitation and confidentiality provisions.

Other Executive Benefits

Incentive Plan Model and Stock Option Model

In 2005, our board of directors approved an Incentive Plan Model and a Stock Option Model for Messrs. Cornelsen and Burnett and Ms. Rush.  The Incentive Plan Model and the Stock Option Model provide mechanisms under which the Compensation Committee can, in its discretion, authorize cash and equity compensation bonuses to the executive officers.

The models provide the Compensation Committee with guidelines for determining discretionary bonuses. When granted, the cash bonus under the Incentive Plan Model is calculated by multiplying the named executive’s base salary by a percentage factor calculated based on our return on assets, return on equity and earnings per share at a threshold, target and stretch level.  The options to be granted under the Stock Option Model depend on whether Old Line Bancshares met the cumulative threshold, target and stretch levels for our return on assets, return on equity and earnings per share.  If met, options with a value equal on the date of grant to a percentage of the executive’s base salary based on the Black-Scholes pricing model are issued to the executives.

Under the 2005 Incentive Plan Model, at the target levels, Mr. Cornelsen would be eligible to receive a bonus equal to 25% of his base salary and Mr. Burnett and Ms. Rush would be eligible to receive a bonus equal to 20% of their base salaries.  Under the Stock Option Model, at the target levels, the officers would be eligible to receive options with a value equal on the date of grant to 20% (for Mr. Cornelsen) or 10% (for Mr. Burnett and Ms. Rush) of base salary based on the Black-Scholes pricing model.

The Compensation Committee designed the incentive structure to reward achievement based on Old Line Bancshares’ return on assets, return on equity and earnings per share, and to discourage the achievement of one metric at the expense of the others. The board of directors and the Compensation Committee of the board of directors are authorized to adjust, modify or terminate the models, in full or in part, at any time in their sole discretion.

In October 2009, the Compensation Committee retained the services of a compensation consultant for the purpose of conducting an analysis of peer bank executive compensation as well as to conduct a review of our existing compensation structure for compliance and competitiveness.  Based on their findings, in January 2010 our board of directors approved a modification to the Incentive Plan Model and Stock Option Model for our named Executive Officers and added a new metric for the calculation of incentives.  In addition to return on assets, return on equity and earnings per share, a threshold, target and stretch goal for non-performing assets will be included in the calculation going forward.  Incentives will be provided to our executives in the form of restricted stock used in conjunction with a combination of cash and stock options in order to encourage focus on long term objectives as well as short term goals.

Under the 2011 Incentive Plan Model, at the target levels, Mr. Cornelsen would be eligible to receive a bonus equal to 25% of his base salary and Mr. Burnett and Ms. Rush would be eligible to receive a bonus equal to 20% of their base salaries.  Under the Equity Incentive Model, at the target levels, the officers would be eligible to receive shares of restricted stock and/or options with a total value equal on the date of grant to 20% (for Mr. Cornelsen) or 10% (for Mr. Burnett and Ms. Rush) of base salary based on the Black-Scholes pricing model.

The Stock Option Model does not affect the minimum number of options that the executives are entitled to receive as provided for in their employment agreements, subject to the terms of those agreements.

On February 27, 2013, the Board of Directors in conjunction with the Compensation Committee of the board of directors of Old Line Bancshares and Old Line Bank reviewed the financial performance of Old Line Bancshares and Old Line Bank for the fiscal year ended December 31, 2012 in order to determine what, if any, cash bonus or incentive stock option bonus should be paid to the executive officers pursuant to the Incentive Plan Model and Stock Option Model.  In making its review, the Compensation Committee reviewed Old Line Bancshares’ actual financial performance.

Based on this review, effective February 27, 2013, we issued cash bonuses and incentive stock awards to Mr. Cornelsen, Mr. Burnett and Ms. Rush that consisted of stock options and restricted stock as follows:

Name of Officer	Non-Equity Incentive Plan Compensation
James W. Cornelsen	$164,270
Joseph E. Burnett	87,371
Christine M. Rush	87,802

Name of Officer	Number of Options	Exercise Price
James W. Cornelsen	19,097	$12.04
Joseph E. Burnett	6,095	12.04
Christine M. Rush	6,125	12.04

One third of the option grant will vest on February 27, 2014, one third of the option grant will vest on February 27, 2015 and one third of the option grant will vest on February 17, 2016.  Vesting requires that the officer be employed by Old Line Bank on the vesting date.

As noted above, on February 27, 2013, we issued shares of restricted stock to Mr. Cornelsen, Mr. Burnett and Ms. Rush as follows:

Name of Officer	Number of Restricted Shares	Grant Date Fair Value
James W. Cornelsen	2,306	$12.04
Joseph E. Burnett	736	12.04
Christine M. Rush	740	12.04

One third of the restricted stock grant will vest on February 27, 2014, one third of the restricted stock grant will vest on February 27, 2015 and one third of the restricted stock grant will vest on February 27, 2016. Vesting requires that the officer be employed by Old Line Bank on the vesting date.

The options and restricted stock were issued from the 2004 and 2010 Equity Incentive Plans.

Salary Continuation Agreements and Supplemental Life Insurance Agreements

On January 3, 2006, Old Line Bank entered into Supplemental Life Insurance Agreements and Salary Continuation Agreements and started accruing for a related annual expense, with Mr. Cornelsen, Mr. Burnett and Ms. Rush.  On February 26, 2010, the Salary Continuation Agreements were modified to include an increased benefit to each executive.  Effective October 1, 2012, Old Line Bank entered into two additional Salary Continuation Plan Agreements with Mr. Cornelsen pursuant to which Mr. Cornelsen will receive additional benefits.

Under the Supplemental Life Insurance Agreements, Old Line Bank is obligated to cause the payment of death benefits to the executives’ designated beneficiaries in the following amounts: Mr. Cornelsen— $1.4 million; Mr. Burnett -$729,275 and Ms. Rush — $746,965.

Under the Salary Continuation Agreements, and in accordance with the conditions specified therein, benefits accrue over time from the date of the agreement until the executive reaches the age of 65. Upon full vesting of the benefit, the executives will be paid the following annual amounts for 15 years: Mr. Cornelsen — $159,738; Mr. Burnett — $23,177; and Ms. Rush — $77,773.  Mr. Burnett will receive an additional $5,895 per year if he continues his employment with us until he reaches age 68.  The agreements provide for early termination and disability benefits.  The agreements also provide for 100% vesting in the event of a separation from service (defined as the termination of the executive’s employment for any reason other than death or disability) following a change in control (as defined in the agreements).  Change in control is defined in the agreements by reference to the definition in Section 409A of the Internal Revenue Code of 1986 and the regulations promulgated thereunder.

On October 2, 2012, Old Line Bank entered into two Salary Continuation Plan Agreements with Mr. Cornelsen, effective October 1, 2012.

The first 2012 Salary Continuation Plan Agreement provides that if Mr. Cornelsen remains employed by the Bank until he reaches the age of 65, he will be entitled to receive, beginning on the first day of the second month following his 65th birthday, an annual payment of $63,991.  Such payment shall continue for the remainder of Mr. Cornelsen’s life but will be paid for a guaranteed minimum of five years (such payments to be made to his beneficiary if he dies prior to such five-year period).  If on or after October 1, 2013, Mr. Cornelsen dies before reaching age 65 or becomes disabled, as defined in the agreement, while employed by the Bank, or he becomes no longer employed by the Bank other than for death, disability or within 24 months after a change in control, he or his beneficiary will be paid an annual amount ranging from between $6,444 and $51,745, depending on the date of the event, for a period of 15 years.  Such benefits are generally payable beginning on the first day of the second month following Mr. Cornelsen’s 65th birthday (or, with respect to the disability payment, following the date of Mr. Cornelsen’s death if earlier).  All payments under the agreement are paid in monthly installments except as noted below.  The agreement also provides for change in control payments to be paid to Mr. Cornelsen if he is employed with the Bank upon a change in control (as defined in the agreement) of the Bank.  The change in control payments range from $46,554 to $63,991 annually, depending on the date of the change in control, and will be paid to Mr. Cornelsen or his beneficiary, as applicable, for a period of 15 years beginning (in most cases) on the first day of the second month following the date of termination of Mr. Cornelsen’s employment with the Bank.  If, however, Mr. Cornelsen’s employment with the Bank is terminated for any reason (whether voluntarily or involuntarily) within 24 months following a change in control, he may instead opt to be paid the change in control payments in (i) a lump sum, (ii) monthly installments over two years, or (iii) monthly installments over five years.

The second 2012 Salary Continuation Plan Agreement provides that if Mr. Cornelsen remains employed by the Bank until he reaches the age of 65, he will be entitled to receive, beginning on the first day of the second month following his 80th birthday, an annual payment of $223,729.  If on or after October 1, 2013, Mr. Cornelsen dies before reaching age 65 or becomes disabled, as defined in the agreement, while employed by the Bank, or he becomes no longer employed by the Bank other than for death, disability or within 24 months after a change in control, he or his beneficiary will be paid an annual amount ranging from between $22,531 and $180,913, depending on the date of the event, for a period of five years.  Such death benefit is payable to Mr. Cornelsen’s beneficiary beginning on the first day of the second month following the 15th anniversary of his death, while the other payments begin on the first day of the second month following Mr. Cornelsen’s 80th birthday.  All payments under the agreement are paid in monthly installments except as noted below.  The agreement also provides for change in control payments to be paid to Mr. Cornelsen if he is employed with the Bank upon a change in control (as defined in the agreement) of the Bank.  The change in control payments range from $162,764 to $223,729 annually, depending on the date of the change of control, and will be paid for a period of five years beginning on the 15th anniversary of the first day of the second month following the date of termination of Mr. Cornelsen’s employment with the Bank.  If, however, Mr. Cornelsen’s employment with the Bank is terminated for any reason (whether voluntarily or involuntarily) within 24 months following a change in control, he may instead opt to be paid the change in control payments in (i) a lump sum or (ii) monthly installments over two years.  All payments under this agreement will be paid to Mr. Cornelsen’s beneficiary if he should die before five years of payments are made.

The following charts show the annual amount of payments that will be made to the executives pursuant to the Salary Continuation Agreements:

James W. Cornelsen
Assumed Separation Date	Age	Early Termination Annual Benefit(1)	Disability Annual Benefit(1)	Change in Control Annual Benefit(2)
1/1/2013	58	76,783	76,783	116,634
1/1/2014	59	89,446	89,446	122,465
1/1/2015	60	102,109	102,109	128,589
1/1/2016	61	114,774	114,774	135,018
1/1/2017	62	127,437	127,437	141,769
1/1/2018	63	140,100	140,100	148,858
1/1/2019	64	152,763	152,763	156,301
6/23/2019(3)	65	159,738	159,738	159,738

(1)	Payments are made in 180 equal monthly installments commencing within 60 days following normal retirement age.
(2)	Payments are made in 180 equal monthly installments commencing at separation of service.
(3)	This is the date the executive reaches normal retirement age.

James. W Cornelsen
Age 65 Payment with 15 Year Guarantee
Assumed Separation Date	Age	Early Termination Annual Benefit(1)	Disability Annual Benefit(1)	Change in Control Annual Benefit(2)
10/1/2013	59	6,444	6,444	48,881
10/1/2014	60	13,662	13,662	51,325
10/1/2015	61	21,723	21,723	53,892
10/1/2016	62	30,702	30,702	56,586
10/1/2017	63	40,680	40,680	59,416
10/1/2018	64	51,745	51,745	62,386
6/23/2019(3)	65	63,991	63,991	63,991

(1)	The early termination benefit or disability benefit under the plan shall be the annual benefit amount determined for the year in which termination or disability occurs, as applicable multiplied by 15.
(2)	The change in control benefit shall be the change in control annual benefit amount determined for the year in which the change in control occurs, multiplied by 15.
(3)	This is the date that the executive reaches normal retirement age.

James. W Cornelsen
Age 80 Payment with 5 Year Guarantee
Assumed Separation Date	Age	Early Termination Annual Benefit(1)	Disability Annual Benefit(1)	Change in Control Annual Benefit(2)
10/1/2013	59	22,531	22,531	170,902
10/1/2014	60	47,767	47,767	179,447
10/1/2015	61	75,979	75,949	188,419
10/1/2016	62	107,341	107,341	197,840
10/1/2017	63	142,227	142,227	207,732
10/1/2018	64	180,913	180,913	218,119
6/23/2019(3)	65	223,729	223,729	223,729

(1)
The early termination benefit or disability benefit under the plan shall be the annual benefit amount determined for the year in which termination or disability occurs, as applicable multiplied by five.

(2)	The change in control benefit shall be the change in control annual benefit amount determined for the year in which the change in control occurs, multiplied by five.
(3)	This is the date that the executive reaches normal retirement age and becomes vested in the normal retirement benefit.

Joseph E. Burnett
Assumed Separation Date	Age	Early Termination Annual Benefit(1)	Disability Annual Benefit(1)	Change in Control Annual Benefit(2)
12/10/2010(3)	65	24,651	24,651	28,269
1/1/2013	67	4,421	4,421	5,614
12/10/2013(3)	68	5,895	5,895	5,895

Christine M. Rush
Assumed Separation Date	Age	Early Termination Annual Benefit(1)	Disability Annual Benefit(1)	Change in Control Annual Benefit(2)
1/1/2013	56	31,507	31,507	52,156
1/1/2014	57	37,081	37,081	54,764
1/1/2015	58	42,655	42,655	57,502
1/1/2016	59	48,229	48,229	60,377
1/1/2017	60	53,804	53,804	63,396
1/1/2018	61	59,378	59,378	66,566
1/1/2019	62	64,952	64,952	69,894
1/1/2020	63	70,526	70,526	73,389
1/1/2021	64	76,101	76,101	77,058
3/6/2021(3)	65	77,773	77,773	77,773

(1)	Payments are made in 180 equal monthly installments commencing within 60 days following normal retirement age.
(2)	Payments are made in 180 equal monthly installments commencing at separation of service.
(3)	This is the date the executive reaches normal retirement age.

Outstanding Equity Awards at December 31, 2012

The following table discloses information about unexercised options and equity incentive plan awards outstanding as of the end of our last fiscal year.

Outstanding Equity Awards at Fiscal Year-End December 31, 2012
	Option Awards				Stock Awards
	Number of Securities Underlying Unexcerised Options: Exercisable	Number of Securities Underlying Unexcerised Options: Unexercisable(1)	Option Exercise Price	Option Expiration Date	Grant Date	Number of Shares that have not Vested(2)	Market Value of Shares that have not Vested
James W. Cornelsen	9,588	19,176	$8.0000	12/31/2021	3/5/2012	3,203	$36,162
	5,717	2,859	7.8200	1/27/2021	1/27/2011	2,157	24,352
	11,823	-	7.1300	1/28/2020	1/28/2010	2,451	27,672
	33,800	-	6.3000	1/22/2019		-	-
	18,200	-	7.7500	1/31/2018		-	-
	15,000	-	10.4800	1/25/2017		-	-
	19,700	-	10.4400	12/31/2015		-	-
	10,800	-	9.8250	12/31/2014		-	-
	4,500	-	9.5833	12/31/2013		-	-
Total	129,128	22,035				7,811	$88,186

Joseph E. Burnett	4,186	8,374	$8.0000	12/31/2021	3/5/2012	1,398	$15,783
	1,876	938	7.8200	1/27/2021	1/27/2011	708	7,994
	5,441	-	7.1300	1/28/2020	1/28/2010	1,128	12,735
	8,700	-	6.3000	1/22/2019		-	-
	9,800	-	7.7500	1/31/2018		-	-
	5,200	-	10.4800	1/25/2017		-	-
	8,800	-	10.4400	12/31/2015		-	-
	3,960	-	9.8250	12/31/2014		-	-
	2,700	-	9.5833	12/31/2013		-	-
Total	50,663	9,312				3,234	$36,512

Christine M. Rush	4,207	8,414	$8.0000	12/31/2021	3/5/2012	1,405	$15,862
	1,876	938	7.8200	1/27/2021	1/27/2011	708	7,993
	5,317	-	7.1300	1/28/2020	1/28/2010	1,103	12,453
	8,150	-	6.3000	1/22/2019		-	-
	9,300	-	7.7500	1/31/2018		-	-
	5,000	-	10.4800	1/25/2017		-	-
	8,300	-	10.4400	12/31/2015		-	-
	3,960	-	9.8250	12/31/2014		-	-
	2,700	-	9.5833	12/31/2013		-	-
Total	48,810	9,352				3,216	$36,308
(1)
1/2 of unexercisable options with an expiration date of 12/31/2021 will become exercisable on December 31, 2013 and ½ will become exercisable on December 31, 2014.  Unexercisable options with an expiration date of 01/27/2021 will become exercisable on January 27, 2013.

(2)
1/3 of the shares granted on 03/05/2012 that had not vested as of 12/31/2012 will vest on 01/26/2013, 1/3 will vest on 01/26/2014 and 1/3 will vest on 01/26/2015.  ½ of the shares granted on 1/27/2011 that had not vested as of 12/31/2012 will vest on 1/27/2013 and ½ will vest on 1/27/2014.  The shares granted on 1/28/2010 that had not vested as of 12/31/2012 will vest on 1/28/2013

Director Compensation

The following table discloses all fees and other payments to each director for the fiscal year ended December 31, 2012.

Director Compensation

Name	Fees earned or paid in cash	Stock awards(1)	Options awards(2)(3)	Total
Charles A. Bongar(4)	$31,267	$-	$2,080	$33,347
Craig E. Clark	40,000	2,080	2,080	44,160
James W. Cornelsen(5)	-	-	-	-
G. Thomas Daugherty(6)	114,300	2,080	2,080	118,460
Daniel W. Deming	14,900	2,080	2,080	19,060
James F. Dent	17,600	2,080	2,080	21,760
Nancy Gasparovic(4)	28,867	-	2,080	30,947
Andre' J. Gingles	14,100	2,080	2,080	18,260
Frank Lucente	20,000	2,080	2,080	24,160
Gail D. Manuel	14,000	2,080	2,080	18,160
John D. Mitchell	14,800	2,080	2,080	18,960
Gregory S. Proctor	17,800	2,080	2,080	21,960
Jeffrey A. Rivest	2,134	-	-	2,134
Suhas R. Shah	16,200	2,080	2,080	20,360
John M. Suit, II	22,600	2,080	2,080	26,760
Frank E. Taylor	13,400	2,080	2,080	17,560
Total	$381,968	$24,960	$29,120	$436,048

(1)
We estimated the fair value of the 260 restricted stock awards granted at $8.00 using the closing stock price on January 23, 2012.  There were no unvested Director stock awards outstanding as of December 31, 2012.

(2)
We estimated the fair value of the stock option awards granted at $2.08 per option using the Black-Scholes valuation model as outlined in Footnote 21-Stockholders’ Equity of our audited financial statements.

(3)
The aggregate number of vested options outstanding is disclosed in the Security Ownership of Management and Certain Security Holders table.  There were no unvested Director stock option awards outstanding at December 31, 2012.

(4)	Mr. Bongar and Ms. Gasparovic’s compensation includes a $16,667 retirement payment.
(5)	Mr. Cornelsen is an executive officer and is not compensated for his services as a director.
(6)	Fee includes payment pursuant to the Executive Noncompetition Agreement between Old Line Bancshares and Mr. Daugherty entered into in connection with our acquisition of Maryland Bankcorp.

For 2012, each non-employee Director of Old Line Bank, other than the Chairman of the Board and the Vice Chairman of the Board, received $400 for each attended meeting of the board of directors, $200 for each attended meeting of the Loan/Loan review Committee and the Nominating Committee and $300 for each attended meeting of the Asset & Liability Committee.  Each non-employee Director of Old Line Bank, other than the Chairman of the Board and the Vice Chairman of the Board, also received $300 for each attended meeting of the Compensation Committee, the Corporate Governance/Nominating Committee and the Audit Committee.  The Chairmen of the Audit Committee, the Corporate Governance/Nominating Committee and the Compensation Committee also received an additional $300 for each attended meeting of their respective committees.  Each non-employee Director of Old Line Bank, other than the Chairman of the Board and the Vice Chairman of the Board, also received a $2,000 quarterly retainer.  During 2012, the Chairman of the Board received an annual compensation of $40,000 and the Vice Chairman received an annual compensation of $20,000 in lieu of attendance fees.

In September 2012, the board of directors adopted a resolution providing directors who retire from the board of directors with at least seven years of service a payment of $50,000, payable in three annual installments.

Old Line Bancshares has paid no cash remuneration, direct or otherwise, to its directors since its incorporation.  It is expected that unless and until Old Line Bancshares becomes actively involved in additional businesses other than owning all the capital stock of Old Line Bank, it will pay no separate cash compensation to the directors of Old Line Bancshares in addition to that paid to them by Old Line Bank in their capacities as directors of Old Line Bank.  However, Old Line Bancshares may determine in the future that such separate cash compensation is appropriate.

In March 2012, Old Line Bancshares granted 260 shares of restricted stock in addition to options to purchase 1,000 shares of our common stock to each non-employee director.  The options, which were approved by the board of directors in January 2012 subject to the release of year end financial results, have an exercise price of $8.00, the closing price of the common stock on the NASDAQ Stock Market on January 23, 2012.  The options and restricted stock vested on December 31, 2012.

In February 2013, Old Line Bancshares granted 300 shares of restricted stock in addition to options to purchase 1,200 shares of our common stock to each non-employee director.  The options have an exercise price of $12.04, the closing price of the common stock on the NADSAQ Stock Market on February 27, 2013.  The options and restricted stock vested on December 31, 2013.

The Board of Directors also approved new compensation rates for the Board of Directors.  In 2013, the Chairman will receive $56,000 annually and the Vice Chairman will receive $28,000 annually.  Each member of the Board of Directors, excluding the Chairman and Vice Chairman will receive a quarterly retainer of $3,000 plus $700 for each attended meeting of the Board of Directors, plus $400 for each attended meeting of the Asset & Liability Committee, Audit Committee, Governance Committee, Compensation Committee and Strategic Operations Committee and $300 for each attended meeting of the Loan Committee.  If the Director attends any of these meetings via teleconference in lieu of in person, the Director will receive $200 instead of the regular in person payment.  The Chairman of the Audit Committee, Compensation Committee and the Governance Committee will receive an additional $400 for each attended meeting of these committees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2013, information with respect to the beneficial ownership of Old Line Bancshares’ common stock by each director, by its executive officers and by all of its directors and executive officers as a group, as well as information regarding each other person that Old Line Bancshares believes owns in excess of 5% of the outstanding common stock.  Unless otherwise noted below, Old Line Bancshares believes that each person named in the table has or will have the sole voting and sole investment power with respect to each of the securities reported as owned by such person.

Directors and Executive Officers
Name of beneficial owner and addresses of 5% owners	Number of shares owned	Number of options owned(1)	Total number of shares beneficially owned(2)	Percent of class owned(3)

Joseph E. Burnett(4)	31,498	51,601	82,363	1.19%
Sandi F. Burnett	33,473	18,470	51,243	0.75%
Craig E. Clark(5)	163,783	1,000	164,483	2.40%
James W. Cornelsen(6)	103,134	131,987	232,815	3.34%
G. Thomas Daugherty(7)	558,507	1,000	563,507	8.24%
Daniel W. Deming(8)	39,349	6,600	45,649	0.67%
James F. Dent	62,519	6,600	68,819	1.01%
Andre' J. Gingles	37,994	1,500	31,000	0.45%
Frank Lucente	136,900	6,600	143,100	2.09%
Gail D. Manuel(9)	26,846	6,600	33,146	0.48%
John D. Mitchell(10)	24,677	6,600	30,977	0.45%
Gregory S. Proctor, Jr.(11)	34,673	5,700	40,073	0.59%
Jeffrey A. Rivest	7,300	-	7,300	0.07%
Christine M. Rush(12)	13,213	49,748	62,221	0.90%
Suhas R. Shah(13)	18,686	3,500	20,971	0.31%
John M. Suit, II(14)	31,304	2,500	31,504	0.46%
Frank E. Taylor(15)	8,235	1,000	8,935	0.13%
All directors and executives officers as a group (17 people)	1,332,091	301,006	1,615,806	22.62%

(1)	Indicates options exercisable within 60 days of March 15, 2013.
(2)
The total number of shares beneficially owned includes shares of common stock owned by the named persons as of March 15, 2013 and shares of common stock subject to options held by the named persons that are exercisable as of, or within 60 days of March 15, 2013.

(3)
The shares of common stock subject to options are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(4)	Includes 1,620 shares of common stock held jointly with his spouse.
(5)
Includes 68,971 shares of common stock held jointly with his spouse.  Does not include 16,716 shares of common stock an individual retirement account owns for the benefit of his spouse and 1,334 shares of common stock his spouse owns individually.  Mr. Clark disclaims beneficial ownership in such shares.

(6)	Includes 12,122 shares of common stock held jointly with his spouse.
(7)
Includes 246,467 shares of common stock The Daugherty, LLC owns.  Mr. Daugherty is managing member of The Daugherty, LLC.  Excludes 54,729 shares of common stock owned by a trust for the benefit of his spouse.  Mr. Daugherty’s address is c/o Old Line Bank, 1525 Pointer Ridge Place, Bowie, Maryland 20716.

(8)
Includes 25,800 shares owned by Madeleine H. Deming and Daniel W. Deming TTEE.  Mr. Deming is trustee and beneficiary of the trust.  Also includes 10,000 shares of common stock owned by Deming Associates, Inc. of which Mr. Deming is President and sole owner, and 1,000 shares of common stock owned by Livingston, Ltd. of which Mr. Deming is Vice President and 50% owner.

(9)	Includes 10,256 shares of common stock owned jointly with her spouse and 4,848 shares of common stock Trinity Memorial Gardens owns. Ms. Manuel is the owner and a Director of Trinity Memorial Gardens.
(10)	Includes 400 shares of common stock held for the benefit of his grandchildren.
(11)	Includes 2,000 shares of common stock held jointly with his spouse.

(12)	Includes 2,500 shares of common stock held jointly with Mark O. Posten.
(13)	Includes 12,122 shares of common stock held jointly with his spouse.
(14)	Includes 14,205 shares of common stock owned by the John M. Suit II Revocable Trust and 14,050 shares owned by the Joan Marie Suit Revocable Trust. Mr. Suit is trustee and beneficiary of these trusts.
(15)
Includes 3,464 shares of common stock owned jointly with his spouse and 424 shares of common stock owned with his adult son, 424 shares of common stock owned with his adult daughter and 424 shares of common stock owned with another adult daughter.

Others With Ownership in Excess of 5%
Name of beneficial owner and addresses of 5% ownership	Number of shares owned	Percent of class owned

Thomas B. Watts(1)
46595 Millstone Landing Road	343,092	5.02%
Lexington Park, MD 20653

Wellington Management Company, LLP(2)
280 Congress Street	547,172	8.01%
Boston, MA 02210

Banc Fund, VI L.P.(3)
20 North Wacker Drive, Suite 3300	498,406	7.30%
Chicago, Illinois 60606

(1)           Source: SNL Financial, LLC.
(2)
Wellington Management Company, LLP, a Massachusetts based Limited Liability Partnership, reported in a Schedule 13G/A filed with the Securities & Exchange Commission on February 14, 2013 that Wellington Management, in its capacity as an investment adviser, may be deemed to beneficially own 547,172 shares of common stock which are held of record by clients of Wellington Management.

(3)
Banc Fund VI L.P. an Illinois Limited partnership, Banc Fund VII L.P., an Illinois Limited Partnership and Banc Fund VIII L.P. an Illinois Limited Partnership jointly reported in a Schedule 13G/A filed with the Securities & Exchange Commission on February 11, 2013 that Banc Fund VI, L.P. has sole voting and investment power of 175,400 shares of common stock, that Banc Fund VII L.P. has sole voting and investment power of 203,789 shares of common stock and that Banc Fund VIII, L.P. has sole voting and investment power of 119,217 shares of common stock.  The general partner of Banc Fund VI is MidBanc VI L.P., whose principal business is to be a general partner of Banc Fund VI.  The general partner of Banc Fund VII is MidBanc VII L.P., whose principal business is to be a general partner of Banc Fund VII.  The general partner of Banc Fund VIII is MidBanc VIII L.P., whose principal business is to be a general partner of Banc Fund VIII.  The general partner of MidBanc VI, MidBanc VII and MidBanc VIII is The Banc Funds Company, L.L.C. (“TBFC”), whose principal business is to be a general partner of MidBanc VI, MidBanc VII and MidBanc VIII.  TBFC is an Illinois corporation whose principal shareholder is Charles J. Moore.  Mr. Moore has voting and dispositive power over the securities of the issuer held by each of the previously named entities.

Securities Authorized For Issuance Under Equity Compensation Plans

     The following table sets forth certain information as of December 31, 2012, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.

Equity Compensation Plan Information
December 31, 2012

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans(1)

Equity Compensation plans approved by securities holders(1)	398,958	$5.55	147,677

(1)	Includes the 2004 Equity Incentive Plan and the 2010 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Old Line Bank has had in the past, and expects to have in the future, banking transactions with directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business.  Any loans and loan commitments are made in accordance with all applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to unrelated persons.  In the opinion of management, these transactions do not and will not involve more than the normal risk of collectability or present other unfavorable features.  Directors or officers with any personal interest in any loan application are excluded from considering any such loan application.  The aggregate amount of loans outstanding to Old Line Bank’s directors, executive officers and their affiliates at December 31, 2012 was approximately $1.2 million.

Old Line Bank has entered into various transactions with firms in which owners are also members of the board of directors.  Fees charged for these services are at similar rates charged by unrelated parties for similar products or services.  Old Line Bank leases two branch office facilities from G. Thomas Daugherty or companies owned by Mr. Daugherty.  In 2012, Old Line Bank paid lease payments for these facilities of $261,234.

Old Line Bancshares has a 62.50% or an approximately $653,000 investment in Pointer Ridge.  Frank Lucente, a director of Old Line Bancshares and Old Line Bank, controls 12.50% of Pointer Ridge.  Old Line Bank paid Pointer Ridge $704,128 during 2012.

Director Independence

Old Line Bancshares’ board of directors has determined that each of Directors Craig E. Clark, Daniel W. Deming, James F. Dent, André Gingles, Gail D. Manuel, John D. Mitchell, Gregory S. Proctor, Jr., Jeffrey A. Rivest, Suhas R. Shah, John M. Suit, II and Frank Taylor is an “independent director” as defined in Rule 5605(a)(2) of The NASDAQ Stock Market Rules.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2012 and 2011 and fees billed for other services rendered by Rowles & Company, LLP during those periods.

	Years Ended
	December 31,
	2012	2011
Audit fees (1)	$84,784	$38,080
Tax fees (2)	56,714	2,360
All other fees (3)	3,180	15,633
Total	$144,678	$56,073

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

(2)	Tax fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(3)	All other fees in 2012 and 2011 are for reviewing filings and for 2011 assistance related to the acquisition of Maryland Bankcorp, Inc.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibits
2.1(V)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto
2.2(R)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and WSB Holdings, Inc., dated as of September 10, 2012, and Amendment No. 1 thereto
3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.
3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.1.2(L)	Articles of Amendment of Old Line Bancshares, Inc.
3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.
3.2.1(B)	Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.
3.2.2 (C)	Second Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.
4(A)	Specimen Stock Certificate for Old Line Bancshares, Inc.
10.1(W)*	Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated January 28, 2011
10.2(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and James W. Cornelsen dated as of January 1, 2012
10.2.1(I)*	Second Amendment to Amended and Restated Employment Agreement between Old Line Bank and James W. Cornelsen dated April 30, 2012
10.3(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.4(O) *	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen
10.5(K) *	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen
10.6(O) *	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen
10.7(W)*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Joseph Burnett
10.8(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Joseph Burnett dated as of January 1, 2012
10.9(K) *	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.10(O) *	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett
10.11(K) *	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.12(O) *	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett
10.13(W)*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Christine M. Rush
10.14(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Christine M. Rush dated as of January 1, 2012
10.15(K) *	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.16(O) *	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Christine Rush
10.17(K) *	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush
10.18(O) *	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush
10.19(E) *	2004 Equity Incentive Plan
10.20(G) *	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan
10.21(X) *	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan
10.22(U) *	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan
10.23(G) *	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

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

10.30(Z)*	Old Line Bancshares, Inc. 2010 Equity Incentive Plan
10.31(Z) *	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan
10.32(Z) *	Form of Non-Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan
10.33(Z) *	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan
10.34(W)*	Employment Agreement dated January 28, 2011 between Old Line Bank and Sandra F. Burnett
10.35(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Sandra F. Burnett dated as of January 1, 2012
10.36(W)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Sandra Burnett dated as of February 14, 2011
10.37(P)*	Non-Compete Agreement by and between Old Line Bancshares, Inc. and G. Thomas Daugherty dated April 11, 2011
10.38(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 101)
10.39(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 301)
10.40(M)*	Salary Continuation Plan Agreement (2012-A Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder
10.41(M)*	Salary Continuation Plan Agreement (2012-B Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder
10.42(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and James W. Cornelsen dated as of February 26, 2010
10.43(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Joseph E. Burnett dated as of February 26, 2010
10.44(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Christine M. Rush dated as of February 26, 2010
21(A)	Subsidiaries of Registrant
23.1	Consent of Rowles & Company, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto
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

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on March 24, 2011.

(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on August 10, 2012.

(D)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012.

(E)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (Registration Number 333-116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2012.
(J)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 4, 2012.

(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(L)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on November 9, 2006.

(M)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on October 4, 2012.

(N)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-KSB filed on March 28, 2006.

(O)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 7, 2008.

(P)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on August 15, 2011.

(Q)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on February 2, 2010.

(R)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Annex A to Old Line Bancshares, Inc.’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (Registration Number 333-184924).

(S)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on November 19, 2008.

(T)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Amendment No. 1 to Old Line Bancshares, Inc.’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (Registration Number 333-184924).

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

(W)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.

(X)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 27, 2010.

(Z)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Appendix A Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on April 19, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: March 29, 2013	By:	/s/ James W. Cornelsen
James W. Cornelsen, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/James W. Cornelsen	Director, President and
James W. Cornelsen	Chief Executive Officer	March 29, 2013
(Principal Executive Officer)

/s/Christine M. Rush	Chief Financial Officer
Christine M. Rush	(Principal Accounting and
	Financial Officer)	March 29, 2013

/s/Craig E. Clark	Director and
Craig E. Clark	Chairman of the Board	March 29, 2013

/s/G. Thomas Daugherty	Director	March 29, 2013
G. Thomas Daugherty

/s/Daniel W. Deming	Director	March 29, 2013
Daniel W. Deming

/s/James F. Dent	Director	March 29, 2013
James F. Dent

/s/Andre' J. Gingles	Director	March 29, 2013
Andre' J. Gingles

/s/Frank Lucente, Jr.	Director	March 29, 2013
Frank Lucente, Jr.

/s/Gail D. Manuel	Director	March 29, 2013
Gail D. Manuel

/s/John D. Mitchell	Director	March 29, 2013
John D. Mitchell

/s/Gregory S. Proctor, Jr.	Director	March 29, 2013
Gregory S. Proctor, Jr.

/s/Jeffrey A. Rivest	Director	March 29, 2013

/s/Suhas R. Shah	Director	March 29, 2013
Suhas R. Shah

/s/John M. Suit, II	Director	March 29, 2013
John M. Suit, II

/s/Frank E. Taylor	Director	March 29, 2013
Frank E. Taylor