Form 10-Q
period 2013-03-31
OLD LINE BANCSHARES INC
filed 2013-05-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, the registrant had 6,853,814 shares of common stock outstanding.

Part 1.  Financial Information
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$37,651,112	$28,332,456
Interest bearing accounts	30,291	130,192
Federal funds sold	331,153	228,113
Total cash and cash equivalents	38,012,556	28,690,761
Investment securities available for sale	154,081,188	171,541,222
Loans, less allowance for loan losses	611,850,594	595,144,928
Equity securities	3,174,220	3,615,444
Premises and equipment	24,912,937	25,133,013
Accrued interest receivable	2,511,753	2,639,483
Deferred income taxes	8,015,351	7,139,545
Bank owned life insurance	16,977,347	16,869,307
Other real estate owned	2,726,910	3,719,449
Goodwill	633,790	633,790
Core deposit intangible	3,513,889	3,691,471
Other assets	2,575,612	3,038,064
Total assets	$868,986,147	$861,856,477
Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$188,172,189	$188,895,263
Interest bearing	560,330,114	546,562,555
Total deposits	748,502,303	735,457,818
Short term borrowings	31,510,107	37,905,467
Long term borrowings	6,166,788	6,192,350
Accrued interest payable	279,907	311,735
Income taxes payable	784,512	235,323
Accrued pension	4,690,584	4,615,699
Other liabilities	1,965,195	1,884,924
Total liabilities	793,899,396	786,603,316
Stockholders' equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares;
issued and outstanding 6,853,814 in 2013 and 6,845,432 in 2012	68,538	68,454
Additional paid-in capital	53,875,593	53,792,015
Retained earnings	19,543,682	18,531,387
Accumulated other comprehensive income	1,220,486	2,469,758
Total Old Line Bancshares, Inc. stockholders' equity	74,708,299	74,861,614
Non-controlling interest	378,452	391,547
Total stockholders' equity	75,086,751	75,253,161
Total liabilities and stockholders' equity	$868,986,147	$861,856,477

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest revenue
Loans, including fees	$7,831,823	$7,952,835
U.S. treasury securities	1,754	2,397
U.S. government agency securities	82,430	101,434
Mortgage backed securities	388,256	666,016
Municipal securities	469,668	332,724
Federal funds sold	601	1,071
Other	42,544	45,809
Total interest revenue	8,817,076	9,102,286
Interest expense
Deposits	857,139	1,127,498
Borrowed funds	112,487	212,376
Total interest expense	969,626	1,339,874
Net interest income	7,847,450	7,762,412
Provision for loan losses	200,000	375,000
Net interest income after provision for loan losses	7,647,450	7,387,412
Non-interest revenue
Service charges on deposit accounts	300,741	319,327
Gain on sales or calls of investment securities	631,429	277,170
Earnings on bank owned life insurance	133,228	136,705
Gain (loss) on sales of other real estate owned	(200,454)	(31,988)
Gain (loss) on disposal of assets	(85,561)	-
Other fees and commissions	247,683	177,599
Total non-interest revenue	1,027,066	878,813
Non-interest expense
Salaries and benefits	3,232,677	2,808,994
Occupancy and equipment	1,068,867	907,871
Data processing	239,057	224,735
FDIC insurance and State of Maryland assessments	155,243	129,724
Merger and integration	240,485	29,167
Core deposit premium	177,582	194,675
Other operating	1,765,530	1,391,007
Total non-interest expense	6,879,441	5,686,173

Income before income taxes	1,795,075	2,580,052
Income taxes	521,722	844,005
Net income	1,273,353	1,736,047
Less: Net loss attributable to the non-controlling interest	(13,095)	(19,947)
Net income available to common stockholders	$1,286,448	$1,755,994

Basic earnings per common share	$0.19	$0.26
Diluted earnings per common share	$0.19	$0.26
Dividend per common share	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

Years Ended March 31,	2013	2012
Net income available to common stockholders	$1,286,448	$1,755,994

Other comprehensive income
Unrealized gain (loss) on securities available for sale	(1,431,608)	148,456
Reclassification adjustment for realized gain on securities available for sale included in net income	(631,429)	(277,170)
Income tax relating to securities available for sale	813,765	50,772
Other comprehensive income	(1,249,272)	(77,942)
Total comprehensive income	$37,176	$1,678,052

Comprehensive earnings per share	$0.19	$0.25
Diluted earnings per share	$0.19	$0.24

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non- controlling
	Shares	Par value	capital	earnings	income	Interest
Balance, December 31, 2012	6,845,432	$68,454	$53,792,015	$18,531,387	$2,469,758	$391,547
Net income attributable to Old Line Bancshares, Inc.	-	-	-	1,286,448	-	-
Unrealized gain on securities available for sale, net of income tax benefit of $813,765	-	-	-	-	(1,249,272)	-
Net income attributable to non-controlling interest	-	-	-	-	-	(13,095)
Stock based compensation awards	-	-	83,662	-	-	-
Restricted stock issued	8,382	84	(84)	-	-	-
Common stock cash dividend $0.04 per share	-	-	-	(274,153)	-	-
Balance, March 31, 2013	6,853,814	$68,538	$53,875,593	$19,543,682	$1,220,486	$378,452

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2013	2012
Cash flows from operating activities
Interest received	$9,287,947	$9,213,450
Fees and commissions received	488,051	488,004
Interest paid	(1,001,454)	(1,366,373)
Cash paid to suppliers and employees	(5,450,138)	(5,707,758)
Income taxes paid	-	(1,369,705)
	3,324,406	1,257,618
Cash flows from investing activities
Purchase of investment securities available for sale	(7,691,835)	(22,483,748)
Proceeds from disposal of investment securities
Available for sale at maturity or call	9,387,687	13,167,722
Available for sale sold	13,939,926	7,796,150
Loans made, net of principal collected	(16,943,810)	(14,073,970)
Proceeds from sale of other real estate owned	725,485	240,607
Improvements to other real estate owned	-	(15,525)
Redemption of equity securities	494,301	(35,099)
Purchase of premises, equipment and software	(263,775)	(773,693)
	(352,021)	(16,177,556)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	6,336,720	(13,260,645)
Other deposits	6,707,765	9,140,518
Short term borrowings	(6,395,360)	1,833,125
Long term borrowings	(25,562)	(23,050)
Cash dividends paid-common stock	(274,153)	(273,140)
	6,349,410	(2,583,192)

Net increase (decrease) in cash and cash equivalents	9,321,795	(17,503,130)

Cash and cash equivalents at beginning of period	28,690,761	43,636,724
Cash and cash equivalents at end of period	$38,012,556	$26,133,594

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31,	2013	2012
Reconciliation of net income to net cash
provided by operating activities
Net income	$1,273,353	$1,736,047

Adjustments to reconcile net income to net
cash provided by operating activities

Depreciation and amortization	398,291	337,440
Provision for loan losses	200,000	375,000
Change in deferred loan fees net of costs	38,145	(45,552)
(Gain)/loss on sales or calls of securities	(631,429)	(277,170)
Amortization of premiums and discounts	304,996	270,947
(Gain)/loss on sales of other real estate owned	200,454	31,988
Write down of other real estate owned	66,600	-
(Gain)/loss on sale of fixed assets	85,561	-
Amortization of intangible	177,582	194,675
Deferred income taxes	(27,467)	(22,050)
Stock based compensation awards	83,662	30,229
Increase (decrease) in
Accrued interest payable	(31,828)	(26,499)
Income tax payable	549,189	(475,687)
Accrued pension	74,885	68,798
Other liabilities	80,270	(22,274)
Decrease (increase) in
Accrued interest receivable	127,730	(114,231)
Bank owned life insurance	(108,040)	(113,639)
Prepaid income taxes	-	(27,964)
Other assets	462,452	(662,440)
	$3,324,406	$1,257,618

Supplemental Disclosure:
Loans transferred to other real estate owned	$-	$191,921

The accompanying notes are an integral part of these consolidated financial statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The foregoing consolidated financial statements for the periods ended March 31, 2012 and 2013 are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2012 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2012.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Core Deposit Intangible

Of the total estimated purchase price, we have allocated an estimate of $12.2 million to net tangible assets acquired and we have allocated $5.0 million to the core deposit intangible which is a definite lived intangible asset. We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  During the three months ended March 31, 2013 and 2012, the core deposit intangible amortization was $177,582 and $194,675, respectively.

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

During the first quarter of 2013, we evaluated goodwill for impairment as required by the accounting guidance and there was no impairment.

Reclassifications-We have made certain reclassifications to the 2012 financial presentation to conform to the 2013 presentation.

Subsequent Events-We evaluated subsequent events after March 31, 2013, through April 30, 2013, the date this report was available to be issued.  No significant subsequent events were identified which would affect the presentation of the financial statements.

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

March 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available for sale
U. S. treasury	$1,248,542	$58	$-	$1,248,600
U.S. government agency	26,510,040	70,924	(31,178)	26,549,786
Municipal securities	63,465,567	1,730,108	(743,953)	64,451,722
Mortgage backed	60,942,326	1,007,962	(119,208)	61,831,080
	$152,166,475	$2,809,052	$(894,339)	$154,081,188

December 31, 2012
Available for sale
U. S. treasury	$1,249,708	$1,542	$-	$1,251,250
U.S. government agency	29,591,994	110,814	(27,505)	29,675,303
Municipal securities	61,670,324	2,453,427	(270,102)	63,853,649
Mortgage backed	74,963,794	1,804,783	(7,557)	76,761,020
	$167,475,820	$4,370,566	$(305,164)	$171,541,222

2.           INVESTMENT SECURITIES (Continued)

As of March 31, 2013, securities with unrealized losses segregated by length of impairment were as follows:

March 31, 2013	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. treasury	$-	$-
U.S. government agency	4,490,850	31,178
Municipal securities	22,447,390	743,953
Mortgage backed	15,168,299	119,208
Total unrealized losses less than 12 months	42,106,539	894,339

Unrealized losses greater than 12 months
U.S. treasury	-	-
U.S. government agency	-	-
Municipal securities	-	-
Mortgage backed	-	-
Total unrealized losses greater than 12 months	-	-

Total unrealized losses
U.S. treasury	-	-
U.S. government agency	4,490,850	31,178
Municipal securities	22,447,390	743,953
Mortgage backed	15,168,299	119,208
Total unrealized losses	$42,106,539	$894,339

We consider all unrealized losses on securities as of March 31, 2013 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of March 31, 2013, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or repricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

In the three month periods ended March 31, 2013 and 2012, we recorded gross realized gains of $631,429 and $277,170, respectively, from the sale or call of investment securities.  During the three month periods ended March 31, 2013 and 2012, we received $23,327,613 and $20,963,872, respectively, in proceeds from sales or calls of investment securities.

2.           INVESTMENT SECURITIES (Continued)

Contractual maturities and pledged securities at March 31, 2013 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

Available for Sale

March 31, 2013	Amortized cost	Fair value

Maturing
Within one year	$1,248,542	$1,248,600
Over one to five years	12,447,858	12,538,380
Over five to ten years	30,435,087	31,072,635
Over ten years	108,034,988	109,221,573
	$152,166,475	$154,081,188
Pledged securities	$35,763,647	$36,342,208

3.           POINTER RIDGE OFFICE INVESTMENT, LLC

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge.  The effective date of the purchase was November 1, 2008.  As a result of this purchase, we own 62.5% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

Balance Sheets	March 31,	December 31,
	2013	2012

Current assets	$297,905	$313,165
Non-current assets	6,903,541	6,938,990
Liabilities	6,192,239	6,208,029
Equity	1,009,207	1,044,126

	Three Months Ended
	March 31,
	2013	2012
Statements of Income
Revenue	$224,367	$205,736
Expenses	259,286	258,929
Net loss	$(34,919)	$(53,193)

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

5.         LOANS

Major classifications of loans are as follows:

	March 31, 2013			December 31, 2012
	Legacy	Acquired	Total	Legacy	Acquired	Total

Real estate
Commercial	$277,296,212	$64,157,685	$341,453,897	$279,489,013	$65,396,469	$344,885,482
Construction	57,720,969	4,819,812	62,540,781	48,603,640	4,174,751	52,778,391
Residential	47,123,408	49,570,571	96,693,979	38,901,489	52,069,937	90,971,426
Commercial	92,926,974	10,422,695	103,349,669	88,306,302	10,070,234	98,376,536
Consumer	9,872,706	936,671	10,809,377	9,944,466	1,059,991	11,004,457
	484,940,269	129,907,434	614,847,703	465,244,910	132,771,382	598,016,292
Allowance for loan losses	(3,661,323)	(391,624)	(4,052,947)	(3,648,723)	(316,624)	(3,965,347)
Deferred loan costs, net	1,055,838	-	1,055,838	1,093,983	-	1,093,983
	$482,334,784	$129,515,810	$611,850,594	$462,690,170	$132,454,758	$595,144,928

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

5.     LOANS (Continued)

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we do have a concentration in the hospitality industry.  At March 31, 2013 and December 31, 2012, we had approximately $62.4 million and $61.3 million, respectively, of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

5.         LOANS (Continued)

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington D.C. market area in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of March 31, 2013 and December 31, 2012, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

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

5.         LOANS (Continued)

The table below presents an aging analysis of the loan portfolio at March 31, 2013 and December 31, 2012.

Age Analysis of Past Due Financing Receivables (Loans)
	March 31, 2013			December 31, 2012
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$481,474,764	$125,040,968	$606,515,732	$461,628,288	$128,070,641	$589,698,929
Accruing past due loans:
30-59 days past due
Real estate	1,028,201	562,279	1,590,480	218,700	447,399	666,099
Commercial	-	109,587	109,587	436,806	36,923	473,729
Consumer	76,016	122,543	198,559	-	45,322	45,322
Total 30-59 days past due	1,104,217	794,409	1,898,626	655,506	529,644	1,185,150
60-89 days past due
Real estate	823,782	-	823,782	1,141,779	62,852	1,204,631
Commercial	149,205	-	149,205	-	-	-
Consumer	-	8,056	8,056	1,453	9,882	11,335
Total 60-89 days past due	972,987	8,056	981,043	1,143,232	72,734	1,215,966
90 or more days past due
Consumer	-	-	-	-	6,410	6,410
Total 90 or more days past due	-	-	-	-	6,410	6,410
Total accruing past due loans	2,077,204	802,465	2,879,669	1,798,738	608,788	2,407,526
Recorded Investment Non-accruing past due loans 90 or more days past due:
Real estate:
Commercial	821,841	1,393,383	2,215,224	1,226,011	1,401,187	2,627,198
Construction	-	100,000	100,000	-	100,000	100,000
Residential	566,460	2,536,979	3,103,439	591,873	2,555,374	3,147,247
Commercial	-	33,639	33,639	-	35,392	35,392
Total Recorded Investment Non-accruing past due loans 90 or more days past due:	1,388,301	4,064,001	5,452,302	1,817,884	4,091,953	5,909,837
Total Financing Receivables (Loans)	$484,940,269	$129,907,434	$614,847,703	$465,244,910	$132,771,382	$598,016,292

5.         LOANS (Continued)

We consider all non-performing loans and troubled debt restructurings (TDRs) impaired. We do not recognize interest income on non-performing loans during the time period that the loans are non-performing on either a cash or accrual basis. We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The accrued interest on impaired loans was immaterial during the three months ended March 31, 2013.

The tables below present our impaired loans at March 31, 2013 and December 31, 2012.

Impaired Loans
At March 31, 2013
Legacy	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
With no related allowance recorded:
Real Estate
Commercial	$821,841	$821,841	$-	$1,061,830
Construction	-	-	-	-
Residential	566,460	566,460	-	576,363
Commercial	-	-	-	-
Consumer	-	-	-	-
With an allowance recorded:
Real Estate
Commercial	499,122	499,122	25,000	733,306
Construction	-	-	-	-
Residential	-	-	-	-
Commercial	-	-	-	-
Consumer	-	-	-	-
Total legacy impaired	1,887,423	1,887,423	25,000	2,371,499

Acquired (1)
With no related allowance recorded:
Real Estate
Commercial	2,103,117	1,151,759	-	1,315,900
Construction	2,526,247	100,000	-	100,000
Residential	3,309,821	1,776,717	-	1,785,395
Commercial	195,055	123,546	-	124,416
Consumer	-	-	-	-

With an allowance recorded:
Real Estate
Commercial	1,628,156	241,624	241,624	241,624
Construction	-	-	-	-
Residential	1,620,660	1,361,520	150,000	1,361,520
Commercial	-	-	-	-
Consumer	-	-	-	-
Total acquired impaired	11,383,056	4,755,166	391,624	4,928,855
Total all impaired	$13,270,479	$6,642,589	$416,624	$7,300,354

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

Impaired Loans
At December 31, 2012
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

5.         LOANS (Continued)

The table below presents the contract amount due and recorded book balance of the non-accrual loans at March 31, 2013 and December 31, 2012.

Loans on Non-accrual Status
	March 31, 2013				December 31, 2012

	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	1	$821,841	$821,841	$58,789	2	$1,226,011	$1,226,011	$103,529
Construction	-	-	-	-	-	-	-	-
Residential	2	566,460	566,460	33,226	2	591,873	591,873	25,449
Total non-accrual loans	3	1,388,301	1,388,301	92,015	4	1,817,884	1,817,884	128,978

Acquired (1)
Real Estate
Commercial	8	3,731,273	1,393,383	700,084	8	3,808,963	1,401,187	649,266
Construction	4	2,526,247	100,000	635,570	4	2,538,565	100,000	592,476
Residential	10	4,287,907	2,536,979	603,101	10	4,346,364	2,555,374	526,669
Commercial	3	105,148	33,639	47,842	3	123,949	35,392	45,787
Total non-accrual loans	25	10,650,575	4,064,001	1,986,597	25	10,817,841	4,091,953	1,814,198
Total all non-accrual loans	28	$12,038,876	$5,452,302	$2,078,612	29	$12,635,725	$5,909,837	$1,943,176

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

The table below presents the breakdown of the troubled debt restructured loans at March 31, 2013 and December 31, 2012.

Troubled Debt Restructurings
	March 31, 2013			December 31, 2012
Accruing Troubled Debt Restructurings	# of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Legacy
Real Estate	1	$499,122	$499,122	1	$499,122	$498,186
Acquired
Real Estate	3	642,574	601,258	3	645,878	604,326
Commercial	1	89,908	89,908	1	90,748	90,748
Total Troubled Debt Restructurings	5	$1,231,604	$1,190,288	5	$1,235,748	$1,193,260

Acquired impaired loans

Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  In determining the estimated fair value of these loans, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.  Subsequent negative differences to the expected cash flows will generally result in an increase in the non-accretable difference which would increase our provision for loan losses and decrease net interest income after provision for loan losses.  Subsequent collection of payments on these loans will cause an increase in cash flows that will result in a reduction to the non-accretable difference, which would increase interest revenue.  Because we carry these loans at their fair value, subsequent to acquisition, we do not consider these loans impaired unless we categorize them as non-performing (non-accrual) or as a TDR.  At March 31, 2013, the contract value of the acquired loans accounted for under ASC 310-30 (including non-accrual loans) was $24,536,848.  The fair value adjustments applied to these loans was $11,362,662. The fair value of these loans (recorded book value) was $13,174,186.

At December 31, 2012, the contract value of the acquired impaired loans (including non-accrual loans) was $24,930,742.  The fair value adjustments applied to these loans was $11,566,860.  The fair value of these loans (recorded book value) was $13,363,882.

Non-accrual acquired loans

At March 31, 2013, we had 25 non-accrual acquired loans with a recorded total fair value of $4,064,001 and a total unpaid principal balance due of $10,650,575. At December 31, 2012, we had 25 non-accrual acquired loans with a recorded total fair value of $4,091,953 and a total unpaid principal balance due of $10,817,841.  The non-accrued interest on these loans at December 31, 2012 and 2011was $1,814,198 and $1,694,324, respectively.  As outlined above, at acquisition, we marked these loans to fair value and carry no related allowance for loan losses.

5.         LOANS (Continued)

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

5.         LOANS (Continued)

•
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

5.         LOANS (Continued)

The following table outlines the allocation of allowance for loan losses by risk rating.

March 31, 2013	Account Balance			Allocation of Allowance for Loan Losses
Risk Rating	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass (1-4)	$463,742,597	$115,686,760	$579,429,357	$3,201,661	$-	$3,201,661
Special Mention (5)	16,194,021	6,406,262	22,600,283	434,662	-	434,662
Substandard (6)	5,003,651	7,814,412	12,818,063	25,000	391,624	416,624
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total	$484,940,269	$129,907,434	$614,847,703	$3,661,323	$391,624	$4,052,947

December 31, 2012	Account Balance			Allocation of Allowance for Loan Losses
Risk Rating	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass (1-4)	$445,568,013	$121,201,919	$566,769,932	$3,131,046	$-	$3,131,046
Special Mention (5)	14,182,357	3,716,126	17,898,483	392,677	-	392,677
Substandard (6)	5,494,540	7,853,337	13,347,877	125,000	316,624	441,624
Doubtful (7)	-	-	-	-	-	-
Loss (8)	-	-	-	-	-	-
Total	$465,244,910	$132,771,382	$598,016,292	$3,648,723	$316,624	$3,965,347

5.         LOANS (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the periods ended March 31, 2013 and December 31, 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Provision for loan losses	22,653	113,670	(7,969)	(3,354)	125,000
Provision for loan losses for loans acquired with deteriorated credit quality	75,000	-	-	-	75,000
Recoveries	31,383	16,996	-	22,674	71,053
	2,955,620	886,620	240,959	153,201	4,236,400
Loans charged off	(67,851)	(102,596)	-	(13,006)	(183,453)
Ending Balance	$2,887,769	$784,024	$240,959	$140,195	$4,052,947
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$25,000	$-	$-	$-	$25,000
Collectively evaluated for impairment	2,471,145	784,024	240,959	140,195	3,636,323
Acquired Loans:
Individually evaluated for impairment	391,624	-	-	-	391,624
Ending balance	$2,887,769	$784,024	$240,959	$140,195	$4,052,947

December 31, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	1,056,287	(181,118)	(224,359)	40,007	690,817
Provision for loan losses for loans acquired with deteriorated credit quality	584,928	249,255	-	-	834,183
Recoveries	32,636	82,260	-	107,260	222,156
	3,796,919	1,072,707	340,881	277,920	5,488,427
Loans charged off	(970,335)	(316,753)	(91,953)	(144,039)	(1,523,080)
Ending Balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$125,000	$-	$-	$-	$125,000
Collectively evaluated for impairment	2,384,960	755,954	248,928	133,881	3,523,723
Acquired Loans:
Individually evaluated for impairment	316,624	-	-	-	316,624
Ending balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347

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

Our recorded investment in loans as of March 31, 2013 and December 31, 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

March 31, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$499,122	$-	$-	$-	$499,122
Individually evaluated for impairment without specific reserve	2,783,091	1,721,438	-	-	4,504,529
Collectively evaluated for impairment with reserve	378,858,376	91,205,536	6,813,884	3,058,822	479,936,618
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	1,603,144	-	-	-	1,603,144
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	12,887,376	286,810	-	-	13,174,186
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	104,057,548	10,135,885	-	936,671	115,130,104
Ending balance	$500,688,657	$103,349,669	$6,813,884	$3,995,493	$614,847,703

5.         LOANS (Continued)

December 31, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$849,462	$-	$-	$-	$849,462
Individually evaluated for impairment without specific reserve	2,780,419	1,864,659	-	-	4,645,078
Collectively evaluated for impairment with reserve	363,364,261	86,441,643	7,029,940	2,914,526	459,750,370
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	1,603,144	-	-	-	1,603,144
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	13,029,718	334,164	-	-	13,363,882
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	107,008,295	9,736,070	-	1,059,991	117,804,356
Ending balance	$488,635,299	$98,376,536	$7,029,940	$3,974,517	$598,016,292

6.	EARNINGS PER COMMON SHARE

We determine basic earnings per common share by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding giving retroactive effect to stock dividends.

We calculate diluted earnings per common share by including the average dilutive common stock equivalents outstanding during the period.  Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.

	Three Months Ended
	March 31,
	2013	2012
Weighted average number of shares	6,848,505	6,820,894
Dilutive average number of shares	102,244	34,674

7.	STOCK BASED COMPENSATION

We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  We recognize compensation expense related to stock based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award.  For the three months ended March 31, 2013 and 2012, we recorded stock-based compensation expense of $83,662 and $30,229, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the three months ended March 31, 2013 and 2012, we recognized $22,725 and $1,151, respectively, of tax benefits associated with the portion of the expense that was related to the issuance of non-qualified options.

7.	STOCK BASED COMPENSATION (CONTINUED)

We have two equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the equity incentive plans.  As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years.  We recognize the compensation expense associated with these grants over their respective vesting periods.  At March 31, 2013, there was $335,163 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 1.75 years.  As of March 31, 2013, there were 86,583 shares remaining available for future issuance under the equity incentive plans.  Directors and officers did not exercise any options during the three month periods ended March 31, 2013 and 2012.

A summary of the stock option activity during the three month periods follows:

	March 31,
	2013		2012
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	398,958	$8.71	325,331	$8.65
Options granted	52,712	12.04	79,627	8.00
Outstanding, end of period	451,670	$9.09	404,958	$8.52

7.	STOCK BASED COMPENSATION (CONTINUED)

Information related to options as of March 31, 2013 follows:

	Outstanding options			Exercisable options

Exercise price	Number of shares at March 31, 2013	Weighted average remaining term	Weighted average exercise price	Number of shares at March 31, 2013	Weighted average exercise price
$6.30-$7.50	82,231	6.10	$6.53	82,231	$6.53
$7.51-$8.75	136,207	7.63	7.90	92,455	7.86
$8.76-$9.95	44,520	1.39	9.74	44,520	9.74
$9.96-$12.04	188,712	5.48	10.92	136,600	10.61
	451,670	5.84	$9.09	355,806	$8.84
Intrinsic value of outstanding options where the market value exceeds the exercise price.		$1,502,059
Intrinsic value of exercisable options where the market value exceeds the exercise price		$1,272,523

During the three months ended March 31, 2013 and 2012, we granted 8,382 and 10,947 restricted common stock awards, respectively.  During the period ended March 31, 2013, there were not any restricted shares or non-vested restricted shares that were forfeited.  The following table provides a summary of the restricted stock awards during the three month periods and their vesting schedule.

	March 31,		March 31,
	2013		2012
	Number	Weighted	Number	Weighted
	of shares	average	of shares	average
		grant date		grant date
		fair value		fair value
Nonvested, beginning of period	16,210	$7.70	15,691	$7.41
Restricted stock granted	8,382	12.04	10,947	8.00
Restricted stock vested	(9,225)	7.52	(6,788)	7.34
Nonvested, end of period	15,367	$10.18	19,850	$7.76

Total fair value of shares vested	$69,347		$49,853

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$190,858		$110,269
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$114,575		$57,698

7.	STOCK BASED COMPENSATION (CONTINUED)

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule
of
Unvested Restricted Stock Awards
March 31, 2013

Vesting Date	# of Restricted Shares
12/31/2013	3,900
1/27/2014	6,042
1/26/2015	3,931
2/27/2016	1,494
Total Issued	15,367

8.             RETIREMENT AND EMPLOYEE STOCK OWNERSHIP PLANS

Eligible employees, including those who joined us as part of the MB&T acquisition, participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code.  The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan included in salaries and benefits expense, for the three months ended March 31, 2013 and 2012 were $86,272 and $70,874, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. MB&T also offered SERPs to selected officers and we have assumed that liability at acquisition and all subsequent expenses.  We accrue the present value of the SERPs over the remaining number of years to the executives’ retirement dates. The SERP expense for the three month periods ended March 31, 2013 and 2012 were $150,724 and $116,545, respectively.  The SERPs are non-qualified defined benefit pension plans that we have not funded.

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (KSOP).  The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code and an employee stock ownership plan.  We have discontinued any future contributions to the employee stock ownership plan.  At March 31, 2013, the KSOP owned 148,863 shares of Bancshares’ stock, had $19,000 invested in Old Line Bank Certificates of Deposit, and $26,877 in Old Line Bank accounts.  We have transferred the MB&T 401(k) assets into the Old Line 401(k) plan discussed above.

MB&T had an employee pension plan (MB&T Pension Plan) that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date.  We notified all plan participants that we terminated this plan effective August 1, 2011.  We liquidated the securities the plan held, and deposited the proceeds into interest bearing certificates of deposit and a money market account.  On October 1, 2012, we purchased an annuity contract to transfer the remaining $2,116,489 pension liability, effective November 1, 2012 and expensed $700,884 in pension expense to recognize the final cost associated with termination of the pension plan.  We transferred the remaining pension plan assets to the employee 401(k) plan after we recorded all remaining expenses associated with audits, actuarial and consulting fees to the plan.

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

We value investment securities classified as available for sale and Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis.  We value treasury securities and SLMA equity securities under Level 1, and collateralized mortgage obligations, agency securities, government sponsored entity securities, and some agency securities under Level 2.  At March 31, 2013 and December 31, 2012, we established values for available for sale investment securities as follows (000’s);

	March 31, 2013	December 31, 2012
Investment securities available for sale:
Level 1 inputs	$1,249	$1,251
Level 2 inputs	152,832	170,290
Level 3 inputs	-	-
Investment securities available for sale	$154,081	$171,541

SLMA stock:
Level 1 inputs	$323	$247
SLMA stock	$323	$247

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

As of March 31, 2013 and December 31, 2012, we estimated the fair value of foreclosed assets using Level 2 inputs to be $2,726,909 and $3,719,449, respectively.  We determined these Level 2 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months.  As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).

9.             FAIR VALUE MEASUREMENTS (Continued)

The following outlines the transactions in other real estate owned:

Other Real Estate Owned

Three months ended March 31, 2013	Legacy	Acquired	Total
Beginning balance	$1,651,228	$2,068,220	$3,719,448
Transferred in	-	-	-
Investment in improvements	-	-	-
Write down in value	-	(66,600)	(66,600)
Sales/deposits on sales	(725,485)	-	(725,485)
Net realized gain (loss)	(200,454)	-	(200,454)
Total end of period	$725,289	$2,001,620	$2,726,909

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

9.           FAIR VALUE MEASUREMENTS (Continued)

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets:
Level 1 inputs:
Investment securities	$1,248,600	$1,248,600	$1,251,250	$1,251,250
Level 2 inputs:
Investment securities	152,832,588	152,832,588	170,289,972	170,289,972
Level 3 inputs:
Loans, net	611,850,594	614,853,249	595,144,928	599,320,353

Financial liabilities
Level 3 inputs:
Interest bearing deposits	$560,330,114	$562,095,044	$546,562,555	$554,778,445
Short term borrowings	31,510,107	31,510,107	37,905,467	37,905,467
Long term borrowings	6,166,788	6,441,149	6,192,350	6,488,481

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates.  The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments.  We must report in earnings unrealized gains and losses on items for which we have elected the fair value measurement option at each subsequent reporting date.  We measure certain financial assets and financial liabilities at fair value on a non-recurring basis.  These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.  We did not have any financial assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2013 or year ended December 31, 2012.

10.           ACCOUNTING STANDARDS UPDATES

ASU 2011-11 “Balance Sheet-Disclosures about Offering Assets and Liabilities” amends Topic 210 “Balance Sheet” to require an entity to disclose both gross and net information about financial instruments such as sales and repurchase agreements and reverse sale and repurchase agreement and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement.  ASU No. 2013-01 “Balance Sheet (Topic 210) Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” clarifies that ordinary trade receivables are not within the scope of ASU 2011-11.  ASU 2011-11, as amended by ASU 2013-01, was effective for annual and interim periods beginning on January 1, 2013, and it did not have a material impact on our consolidated financial statements or results of operations.

ASU 2012-02 “Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset is impaired.  If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite lived intangible asset is impaired, then the entity must perform the quantitative impairment test.  If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess.  Permitting an entity to assess qualitative factors when testing indefinite lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08.  ASU 2012-02 was effective January 1, 2013 (early adoption permitted) and it did not have a significant impact on our financial statements or results of operations.

ASU 2012-06 “Business Combinations (Topic 805) Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force)” clarifies the guidance for subsequently measuring an indemnification asset recognized as a result of a government assisted acquisition of a financial institution.  Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in the cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU 2012-06 was effective beginning January 1, 2013 (early adoption permitted) and it did not have an impact on our financial statements or results of operations.

ASU 2013-02 “Comprehensive Income, (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income amends the recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 was effective January 1, 2013 and it did not have an impact on our financial statements.  The required disclosure is included on our Consolidated Statement of Comprehensive Income.

11.           LITIGATION

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

This loan has matured and Dr. Nwaneri has defaulted on his repayment obligations.  The outstanding balance on this loan is approximately $1.6 million.  In an effort to avoid Dr. Nwaneri’s payment obligations and to avoid foreclosure under the deed of trust, on October 22, 2010, Mrs. Nwaneri initiated a case in the Superior Court of the District of Columbia claiming that she did not sign the powers of attorneys and that the deeds of trust are void.  The Bank interpleaded Dr. Nwaneri in the case and asserted claims against him for fraud and breach of contract, among other causes of action.  In response, Dr. Nwaneri counter-sued the Bank and has asserted claims of fraud and breach

11.           LITIGATION (CONTINUED)

of fiduciary duty. Dr. Nwaneri is seeking $2.5 million in compensatory damages and $2.5 million in punitive damages.  On March 12, 2013, mediation proceedings with the borrower failed and a pre-trial hearing is scheduled for the end of May 2013.  A trial date has not been scheduled in the case.  We believe that Dr. and Mrs. Nwaneri’s claims are entirely without merit.

On September 27, 2012, Rosalie Jones, both individually and on behalf of a putative class of WSB Holdings, Inc.’s (WSB Holdings) stockholders filed a complaint in the Circuit Court for Prince George’s County, Maryland against WSB Holdings and its directors as well as Old Line Bancshares.  The complaint seeks to enjoin the proposed merger and alleges, among other things, that the members of WSB Holdings’ board of directors breached their fiduciary duties by agreeing to sell WSB Holdings for inadequate and unfair consideration and pursuant to an unfair process.  The complaint also alleges that WSB Holdings directors agreed to provisions in the merger agreement that constitute “onerous and preclusive deal protection devices,” and that certain officers and directors of WSB Holdings will receive personal benefits from the merger not shared in by other WSB Holdings stockholders.  The complaint further alleges that WSB Holdings and Old Line Bancshares aided and abetted such alleged breaches.

On February 5, 2013, the defendants entered into a memorandum of understanding with the plaintiff regarding settlement of all claims asserted on behalf of the alleged class of WSB Holdings stockholders.  In connection with the settlement contemplated by the memorandum of understanding, the litigation and all claims asserted in such litigation will be dismissed subject to court approval.  The proposed settlement terms require Bancshares and WSB Holdings to make certain additional disclosures related to the merger, which disclosures are included in the joint proxy statement/prospectus of Old Line Bancshares and WSB Holdings dated February 15, 2013, and sent to their respective stockholders.  The parties also agreed that plaintiffs may seek attorneys’ fees and costs in an as yet undetermined amount, with the defendants to pay such fees and costs if and to the extent they are approved by the court.  The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to WSB Holdings’ stockholders.  If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement.  There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.

12.           WSB ACQUISITION

On September 10, 2012, Old Line Bancshares and WSB Holdings, the parent company of The Washington Savings Bank, announced the execution of a definitive merger agreement (“the Merger Agreement”) that provides for the acquisition of WSB Holdings by Old Line Bancshares for approximately $48.7 million, or approximately $6.09 per share, in cash and stock, subject to adjustment (the “total consideration”).

Pursuant to the terms of the Merger Agreement, WSB Holdings will be merged with and into Old Line Bancshares with Old Line Bancshares surviving the merger.  Immediately after the merger, The Washington Savings Bank will merge with and into the Bank, with the Bank being the surviving bank.

The acquisition will increase Old Line Bancshares’ total assets by more than $356 million for total assets immediately after closing of approximately $1.2 billion. We plan to complete the merger on May 10, 2013.  This combination will create a $1.2 billion banking institution and will allow us to expand our financial services with the addition of a successful and growing mortgage origination team.

Under the terms of the Merger Agreement, stockholders of WSB Holdings will receive at their election cash or shares of Old Line Bancshares in a dollar amount generally equal to the total consideration divided by the number of outstanding shares of common stock of WSB Holdings, provided that the aggregate cash consideration to be paid to stockholders of WSB Holdings will not exceed $17 million unless increased by Old Line Bancshares in its sole discretion, and subject to further adjustments as described in the Merger Agreement.  For the three months ended March 31, 2013, we incurred $211,318 in expenses associated with this merger.

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $634,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 65% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T).  This acquisition created the sixth largest independent commercial bank based in Maryland, with assets of more than $750 million and with 18 full service branches serving five counties.

Summary of Recent Performance and Other Activities

In an economic and regulatory climate that continues to present challenges for our industry, we are pleased to report significant strategic accomplishments and continued profitability during the first quarter of 2013.  Net income available to common stockholders was $1.3 million or $0.19 per basic and diluted common share for the three month period ended March 31, 2013.  This was $469,546 or 26.74% lower than net income available to common stockholders of $1.8 million or $0.26 per basic and diluted common share for the same period in 2012.

The following highlights certain financial data and events that have occurred during the first quarter of 2013:

•
We received all required regulatory approvals and subsequent to quarter end received all required stockholder approvals for the WSB Holdings, Inc. merger, that we announced on September 10, 2012,  and we expect to complete the merger on May 10, 2013.

•	On March 29, 2013, we closed our Old Line Centre branch and transferred all deposits from this branch to one of our other two Waldorf branch locations.

•	As a result of our business development efforts, expanded market area and increased name recognition:
➢	Net loans grew approximately $16.7 million or 2.8% during the three months ended March 31, 2013.
➢	Total deposits grew by $13.0 million, or 1.8%, since December 31, 2012.
➢	Average non-interest bearing deposits grew $23.2 million or 14.07% for the three months ended March 31, 2013 relative to the same period in 2012.
➢	Average total loans grew approximately $56.1 million or 10.21% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

•	Our asset quality remained strong:
➢	At March 31, 2013, we had three legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $1.4 million.
➢	At March 31, 2013 and December 31, 2012, we had 25 acquired loans (loans acquired from MB&T pursuant to the merger) on non-accrual status totaling $4.1 million.
➢	At first quarter end 2013, we had accruing legacy loans past due between 30 and 89 days in the amount of $2.1 million and no accruing legacy loans 90 or more days past due.
➢	At March 31, 2013, we had accruing acquired loans totaling $802,000 past due between 30 and 89 days and no accruing acquired loans 90 or more days past due.

•	We ended the first quarter of 2013 with a book value of $10.90 per common share and a tangible book value of $10.30 per common share.

•	We maintained liquidity and by all regulatory measures remained “well capitalized”.

•	We decreased the provision for loan losses by $175,000 during the three month period as compared to the three months ended March 31, 2012.

•	We recognized a loss, net of taxes, on our investment in Pointer Ridge of approximately $35,000 for the three month period ended March 31, 2013.

As noted above, on September 10, 2012, we announced that we had executed a merger agreement that provided for the acquisition of WSB Holdings, Inc. (WSB).  We plan to complete the merger on May 10, 2013.  This combination will create a $1.2 billion banking institution and will allow us to expand our financial services with the addition of a successful and growing mortgage origination team.  We also anticipate that the acquisition and integration of WSB will enhance the liquidity of our stock as well as our overall financial condition and operating performance.

On March 29, 2013, we closed our branch located at 12080 Old Line Centre, Waldorf, Maryland.  In conjunction with this closure, we disposed of all of the fixed assets that we did not transfer to another location and accelerated the remaining lease payments due under the lease agreement for this location.  We transferred the deposits of this branch to one of our other two Waldorf locations.  The closure of this facility eliminates approximately $250,000 in annual non-interest expense.

In January of 2013, we hired Mark Semanie as an Executive Vice President.  We anticipate that Mr. Semanie will enhance our core operational capabilities.

During the second quarter of 2013, we plan to open a loan production office located at 12501 Prosperity Drive, Suite 215, Silver Spring, in Montgomery County, Maryland.  We executed a lease for this location during the first quarter of 2013.  We have hired a Senior Vice President with over 30 years of banking experience to lead this office.  This office will allow us to expand our services to the Montgomery County market.  We anticipate that the individuals in this office will generate sufficient interest and non-interest income during 2013 and beyond to more than offset the cost associated with this office.

During the first quarter of 2013, we sold two properties that we obtained through foreclosure.  With the sale of these properties, we recorded a $200,454 loss on sales of other real estate owned.  We expect that the sale of these properties will reduce future legal and maintenance costs.

In June 2012, we established Old Line Financial Services as a division of Old Line Bank and hired an individual with over 25 years of experience to manage this division.  Old Line Financial Services allows us to expand the services we provide our customers to include retirement planning and products.  Additionally, this division offers investment services including investment management, estate and succession planning and allows our customers to directly purchase individual stocks, bonds and mutual funds.  Through this division customers may also purchase life insurance, long term care insurance and key man/woman insurance.  We expect that the fees this division generates in 2013 and beyond will more than offset the operating expenses of the division.

In accordance with accounting for business combinations, during the second quarter of 2011, we recorded the acquired assets and liabilities of MB&T at their estimated fair value on April 1, 2011, the acquisition date.  The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable balance.  We will recognize the accretable balance as interest income over the remaining term of the loan.  We will recognize the non-accretable balance as the borrower repays the loan.  The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by $240,476 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  We based the determination of fair value on cash flow expectations and/or collateral values.  These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change.  Change in our cash flow expectations could impact net interest income after provision for loan losses.  We will recognize any decline in expected cash flows as impairment and record a provision for loan losses during the period.  We will recognize any improvement in expected cash flows as an adjustment to interest income.

In conjunction with the MB&T merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million.  The amortization of this intangible asset was $177,582 for the three month period ended March 31, 2013 compared to $194,675 for the three months ended March 31, 2012.

The following summarizes the highlights of our financial performance for the three month period ended March 31, 2013 compared to same period in 2012 (figures in the table may not match those discussed in the balance of this section due to rounding).

Three Months ended March 31,
(Dollars in thousands)

	2013	2012	$ Change	% Change

Net income available to common stockholders	$1,286	$1,756	$(470)	(26.77	) %
Interest revenue	8,817	9,102	(285)	(3.13)
Interest expense	970	1,340	(370)	(27.61)
Net interest income after provision for loan losses	7,647	7,387	260	3.52
Non-interest revenue	1,027	879	148	16.84
Non-interest expense	6,879	5,686	1,193	20.98
Average total loans	605,702	549,594	56,108	10.21
Average interest earning assets	772,187	714,209	57,978	8.12
Average total interest bearing deposits	552,650	521,624	31,026	5.95
Average non-interest bearing deposits	187,698	164,540	23,158	14.07
Net interest margin (1)	4.36%	4.51%
Return on average equity	7.26%	10.89%
Basic earnings per common share	$0.19	$0.26	$(0.07)	(26.92)
Diluted earnings per common share	0.19	0.26	(0.07)	(26.92)

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

We may take advantage of strategic opportunities presented to us via mergers occurring in our marketplace.  For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers.  We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with WSB and Maryland Bankcorp.

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington, D.C. market. While we are uncertain whether the economy will remain at its current anemic growth or if the dysfunctional political environment, high unemployment rate and soaring national debt will continue to dampen the economic climate, we continue to remain cautiously optimistic that we have identified any problem assets and our remaining borrowers will continue to stay current on their loans and that we can continue to grow our balance sheet and earnings.  Now that we have substantially completed our branch expansion, enhanced our data processing capabilities and expanded our commercial lending team, we believe that we are well positioned to capitalize on the opportunities that may become available in a healthy economy as we did with the Maryland Bankcorp acquisition and the pending WSB acquisition.

Once we have completed the WSB acquisition, we expect that salaries and benefits expenses and other operating expenses will be higher in 2013 than they were in 2012. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value. Until completion of the merger with WSB, we anticipate that merger related expenses may cause earnings to be lower than would otherwise be expected.  However, we anticipate that the WSB merger will be accretive to earnings within three quarters of closing.

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

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Net interest income after provision for loan losses for the three months ended March 31, 2013 increased $260,038 or 3.52% to $7.6 million from $7.4 million for the same period in 2012.  As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of a decline in interest paid on interest bearing liabilities as a result of the lower interest rate environment.  The $175,000 decline in the provision for loan losses also positively impacted net interest income after provision for loan losses.  These improvements were partially offset by a $291,058 decline in the accretion of the fair value adjustments and a $285,210 decrease in interest revenue primarily related to a decrease in the yield on interest earning assets as a result of the low interest rate environment, substantially offset by a growth in average interest earning assets and the change in the composition of average interest earning assets that occurred with the movement of funds from lower yielding interest bearing deposits into higher yielding loans and investment securities.  Although we continued to receive faster than expected repayment of the impaired loans that we acquired from MB&T, the rate of repayment was significantly slower than it was during the first quarter of 2012.

A competitive rate environment and a low prime rate cause low market yields that resulted in the decrease in interest income and continue to negatively impact net interest income.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively stable net interest margin.

As noted above, we offset most of the effect on interest income and net interest income caused by the low rate environment by growing total average interest earning assets by $58.0 million or 8.12% to $772.2 million for the three months ended March 31, 2013 from $714.2 million for the three months ended March 31, 2012, as well as by changes in the mix of our interest-earning assets.

As noted above, the decrease in interest paid on interest bearing liabilities offset the impact on net interest income of the decrease in the yield on interest earning assets during the three months ended March 31, 2013.  The decrease in interest paid on interest earning liabilities was due to the average rate paid on interest bearing liabilities decreasing to 0.66% during the three months ended March 31, 2013 compared to 0.95% during the three months ended March 31, 2012. The growth in net interest income that derived from the decrease in the average rate paid on interest bearing liabilities was partially offset by growth in average interest bearing liabilities.  Average interest bearing deposits, which increased to $552.6 million for the three months ended March 31, 2013 from $521.6 million for the three months ended March 31, 2012, was the primary cause of the growth in interest bearing liabilities.

The growth in average interest earning assets and interest bearing deposits was primarily a result of increased name recognition in our market place and our business development efforts.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of growth generated from our branch network and commercial loan officers, our average non-interest bearing deposits increased $23.2 million to $187.7 million during the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

Our net interest margin was 4.36% for the three months ended March 31, 2013 as compared to 4.51% for the three months ended March 31, 2012.  The yield on average interest earning assets decreased thirty nine basis points during the period from 5.26% for the quarter ended March 31, 2012 to 4.87% for the quarter ended March 31, 2013.  Fifteen basis points of this decrease was primarily because we had a lower dollar value of impaired loans that we acquired from MB&T that were repaid during the 2013 period relative to the same quarter last year which caused a lower accretion of fair value adjustments.  This coupled with re-pricing in the loan portfolio and slightly lower yields on new loans, caused the average loan yield to decline.  The accretion of the fair value adjustments associated with the interest bearing deposit portfolio caused an additional two basis point decline in the interest margin during the first quarter of 2013 compared to the first quarter of 2012 as outlined below.

During the three months ended March 31, 2013 and 2012, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, albeit at a lower dollar value during the 2013 period than we accomplished during the same period last year.  These payments were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Three months ended March 31,
	2013		2012
	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$209,144	0.11%	$41,752	0.02%
Mortgage loans(1)	(4,500)	(0.00)	423,275	0.24
Consumer loans	2,371	0.00	1,694	0.00
Interest bearing deposits	33,461	0.02	64,813	0.04
Total Fair Value Accretion	$240,476	0.13%	$531,534	0.30%

(1) In 2013, we reclassified mortgage loans totaling $873,918 to commercial loans, the impact of this reclassification was immaterial to prior period net interest income or financial condition. Therefore, we did not adjust prior period information.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended March 31, 2013 and 2012, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
Three months ended March 31,	2013			2012
	Average			Average
	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$1,709,594	603	0.14%	$3,642,521	$1,071	0.12%
Interest bearing deposits	161,326	99	0.25	1,597,590	996	0.25
Investment securities(1)(2)
U.S. treasury	1,374,133	1,855	0.55	1,248,050	2,535	0.82
U.S. government agency	29,227,991	87,181	1.21	26,476,165	107,281	1.63
Mortgage backed securities	70,720,047	388,256	2.23	94,522,598	666,016	2.83
Municipal securities	63,834,888	751,570	4.77	37,007,270	500,435	5.44
Other	3,515,366	43,302	5.00	3,945,534	45,587	4.65
Total investment securities	168,672,425	1,272,164	3.06	163,199,617	1,321,854	3.26
Loans: (1) (3)
Commercial	100,592,871	1,317,401	5.31	104,376,133	1,317,340	5.08
Mortgage	493,997,648	6,514,081	5.35	431,676,205	6,510,549	6.07
Consumer	11,111,472	164,490	6.00	13,542,054	191,135	5.68
Total loans	605,701,991	7,995,972	5.35	549,594,392	8,019,024	5.87
Allowance for loan losses	4,058,816	-		3,825,189	-
Total loans, net of allowance	601,643,175	7,995,972	5.39	545,769,203	8,019,024	5.94
Total interest earning assets(1)	772,186,520	9,268,838	4.87	714,208,931	9,342,945	5.26
Non-interest bearing cash	25,465,996			27,694,416
Premises and equipment	25,083,069			23,607,367
Other assets	37,123,329			38,395,297
Total assets	$859,858,914			$803,906,011
Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	$65,341,432	27,631	0.17	$61,215,826	50,723	0.33
Money market and NOW	176,313,295	111,159	0.26	131,354,039	139,515	0.43
Other time deposits	310,994,955	718,349	0.94	329,054,012	937,260	1.15
Total interest bearing deposits	552,649,682	857,139	0.63	521,623,877	1,127,498	0.87
Borrowed funds	40,335,859	112,487	1.13	45,823,568	212,376	1.86
Total interest bearing liabilities	592,985,541	969,626	0.66	567,447,445	1,339,874	0.95
Non-interest bearing deposits	187,697,564			164,540,014
	780,683,105			731,987,459
Other liabilities	6,909,547			6,631,135
Non-controlling interest	387,467			443,876
Stockholders' equity	71,878,795			64,843,541
Total liabilities and stockholders' equity	$859,858,914			$803,906,011
Net interest spread(1)			4.21			4.31
Net interest income and Net interest margin(1)		$8,299,212	4.36%		$8,003,071	4.51%

  (1)Interest revenue is presented on a fully taxable equivalent (FTE) basis.  The FTE basis adjusts for the tax favored status of these types of assets.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

(2)Available for sale investment securities are presented at amortized cost.
(3)Average non-accruing loans for the three month periods ended March 31, 2013 and 2012 were $5,713,683 and $5,074,864, respectively. There was no non-accrual interest included in interest income.

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the periods indicated.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended March 31,
	2013 compared to 2012
	Variance due to:

	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(468)	$406	$(874)
Interest bearing deposits	(897)	(19)	(878)
Investment Securities(1)
U.S. treasury	(680)	(1,103)	423
U.S. government agency	(20,100)	(38,315)	18,215
Mortgage backed securities	(277,760)	(214,879)	(62,881)
Municipal securities	251,135	(187,045)	438,180
Other	(2,285)	5,611	(7,896)
Loans:(1)
Commercial	61	79,977	(79,916)
Mortgage	3,532	(1,419,837)	1,423,369
Consumer	(26,645)	23,802	(50,447)
Total interest revenue (1)	(74,107)	(1,751,402)	1,677,295

Interest bearing liabilities
Savings	(23,092)	(28,864)	5,772
Money market and NOW	(28,356)	(101,406)	73,050
Other time deposits	(218,911)	(203,608)	(15,303)
Borrowed funds	(99,889)	(92,885)	(7,004)
Total interest expense	(370,248)	(426,763)	56,515

Net interest income(1)	$296,141	$(1,324,639)	$1,620,780

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

The provision for loan losses was $200,000 for the three months ended March 31, 2013, as compared to $375,000 for the three months ended March 31, 2012, a decrease of $175,000 or 46.67%.  After completing the analysis outlined below and as a result of continued improvement in the quality of the loan portfolio, we decreased the provision for loan losses. We have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.  Our non-performing assets remain statistically low at 0.94% of total assets and total past due accruing loans remained manageable at $2.9 million.

We review the adequacy of the allowance for loan losses at least quarterly.  Our review includes evaluation of impaired loans as required by ASC Topic 310-Receivables, and ASC Topic 450-Contingencies.  Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s SAB No. 102, Loan Loss Allowance Methodology and Documentation, the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses.  We also continue to measure the credit impairment at each period end on all loans that have been classified as a TDR using the guidance in ASC 310-10-35.

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

During the first quarter of 2013, we charged $102,596 to the allowance for loan losses for one legacy loan to one borrower.  The remaining charge offs during the period related primarily to several acquired consumer loans and two acquired residential mortgage loans.  The majority of the recoveries recorded to the allowance for loan losses were from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

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

The allowance for loan losses represented 0.66% of gross loans at March 31, 2013 and at December 31, 2012.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
March 31, 2013
	Acquired	Legacy	Total

Balance, beginning of period	$316,624	$3,648,723	$3,965,347
Provision for loan losses	98,174	101,826	200,000

Chargeoffs:
Commercial	-	(102,596)	(102,596)
Mortgage	(67,851)	-	(67,851)
Consumer	(12,990)	(16)	(13,006)
Total chargeoffs	(80,841)	(102,612)	(183,453)
Recoveries:
Commercial	8,177	8,819	16,996
Mortgage	27,133	4,250	31,383
Consumer	22,357	317	22,674
Total recoveries	57,667	13,386	71,053
Net (chargeoffs) recoveries	(23,174)	(89,226)	(112,400)
Balance, end of period	$391,624	$3,661,323	$4,052,947

Ratio of allowance for loan losses to:
Total gross loans			0.66%
Non-accrual loans			74.33%
Ratio of net-chargeoffs during period to
average total loans during period			0.02%

Allowance for Loan Losses

March 31, 2012
	Acquired	Legacy	Total

Balance, beginning of period	$-	$3,741,271	$3,741,271
Provision for loan losses	-	375,000	375,000

Chargeoffs:
Commercial	(47,635)	(11,044)	(58,679)
Mortgage	-	(277,975)	(277,975)
Consumer	(32,870)	(15,482)	(48,352)
Total chargeoffs	(80,505)	(304,501)	(385,006)
Recoveries:
Commercial	24,102	-	24,102
Mortgage	5,247	-	5,247
Consumer	26,685	-	26,685
Total recoveries	56,034	-	56,034
Net (chargeoffs) recoveries	(24,471)	(304,501)	(328,972)
Balance, end of period	$(24,471)	$3,811,770	$3,787,299

Ratio of allowance for loan losses to:
Total gross loans			0.68%
Non-accrual loans			56.98%
Ratio of net-chargeoffs during period to
average total loans during period			0.06%

Allowance for Loan Losses

December 31, 2012
	Acquired	Legacy	Total

Balance, beginning of period	$47,635	$3,693,636	$3,741,271
Provision for loan losses	834,183	690,817	1,525,000

Chargeoffs:
Commercial	(296,890)	(19,863)	(316,753)
Mortgage	(381,664)	(588,671)	(970,335)
Consumer	(89,282)	(146,710)	(235,992)
Total chargeoffs	(767,836)	(755,244)	(1,523,080)
Recoveries:
Commercial	24,165	8,471	32,636
Mortgage	71,217	11,043	82,260
Consumer	107,260	-	107,260
Total recoveries	202,642	19,514	222,156
Net (chargeoffs) recoveries	(565,194)	(735,730)	(1,300,924)
Balance, end of period	$316,624	$3,648,723	$3,965,347

Ratio of allowance for loan losses to:
Total gross loans			0.66%
Non-accrual loans			67.10%
Ratio of net-chargeoffs during period to
average total loans during period			0.23%

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, that we establish an allowance for loan losses for those acquired loans with decreased cash flows.  At March 31, 2013 and December 31, 2012, there was an allowance of $391,624 and $316,624, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition date.  Other institutions may not have acquired loans or they may not classify these loans as non-accrual and therefore there may be no direct comparability of these ratios between and among other institutions.

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses

	March 31,				December 31,
	2013		2012		2012
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category

Other consumer	$140,195	0.65%	$136,204	0.82%	$133,881	0.67%
Boat	240,959	1.11	308,656	1.57	248,928	1.17
Mortgage	2,887,769	81.43	2,606,363	79.94	2,826,584	81.71
Commercial	784,024	16.81	736,076	17.67	755,954	16.45

Total	$4,052,947	100.00%	$3,787,299	100.00%	$3,965,347	100.00%

Non-interest Revenue

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Non-interest revenue totaled $1,027,066 for the three months ended March 31, 2013, an increase of $148,253 or 16.87% from the 2012 amount of $878,813.  Non-interest revenue for the three months ended March 31, 2013 and 2012 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, losses on sales of other real estate owned and other fees and commissions including revenues with respect to Pointer Ridge.  The three month period ended March 31, 2013 also included a loss on the disposal of assets. The primary cause of the increase in non-interest revenue was increases in gains on the sale of securities, rent and other revenues at Pointer Ridge and other fees and commissions.  The gains on sales or calls of investment securities increased during the period as a higher dollar amount of securities were sold to provide liquidity and to reallocate the securities portfolio to minimize future repayment risk, which resulted in a higher recognized gain.  Pointer Ridge rent and other revenue increased as a result of a decline in the vacancy in the building owned by Pointer Ridge.  Other fees and commissions increased primarily because we issued a higher dollar value of letters of credit which increased letter of credit fees.   These increases were partially offset by declines in service charges on deposit accounts and earnings on bank owned life insurance, and higher losses on sales of other real estate owned and disposal of assets.  Service charges on deposit accounts declined because customers utilized fewer services.  Earning on bank owned life insurance declined during the period as the rate of return is lower due to a reduction in interest rates.  Loss on sales of other real estate owned increased as we sold two legacy properties during the 2013 period which resulted in a net loss of $224,450.  We incurred an $85,000 loss with the disposal of assets as the result of closing of the Old Line Centre branch.

The following table outlines the changes in non-interest revenue for the three month periods.

	March 31,
	2013	2012	$ Change	% Change
Service charges on deposit accounts	$300,741	$319,327	$(18,586)	(5.82	) %
Gain on sales or calls of investment securities	631,429	277,170	354,259	127.81
Earnings on bank owned life insurance	133,228	136,705	(3,477)	(2.54)
Gain/(loss) on sales of other real estate owned	(200,454)	(31,988)	(168,466)	526.65
Gain/(loss) on disposal of assets	(85,561)	-	(85,561)	-
Pointer Ridge rent and other revenue	68,328	47,110	21,218	45.04
Other fees and commissions	179,355	130,489	48,866	37.45
Total non-interest revenue	$1,027,066	$878,813	$148,253	16.87%

Non-interest Expense

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Non-interest expense increased $1.2 million or 20.99% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The following chart outlines the changes in non-interest expenses for the period.

	March 31,
	2013	2012	$ Change	% Change
Salaries and benefits	$3,232,677	$2,808,994	$423,683	15.08%
Occupancy and equipment	1,068,867	907,871	160,996	17.73
Data processing	239,057	224,735	14,322	6.37
FDIC insurance and State of Maryland assessments	155,243	129,724	25,519	19.67
Merger and integration	240,485	29,167	211,318	724.51
Core deposit premium	177,582	194,675	(17,093)	(8.78)
Pointer Ridge other operating	113,397	110,455	2,942	2.66
Other operating	1,652,133	1,280,552	371,581	29.02
Total non-interest expenses	$6,879,441	$5,686,173	$1,193,268	20.99%

 The growth in non-interest expenses, as compared to the first quarter of 2012 was mainly attributable to increases in salaries and benefits, merger and integration expenses, occupancy and equipment expenses and other operating expenses.  Salaries and benefits increased by $423,683 or 15.08%, when compared to the first quarter of 2012 primarily as a result of the addition of the Montgomery County lending team and the Old Line Financial Services group during the second half of 2012.  We anticipate these teams will generate increased interest and non-interest income that will more than offset the increased cost.  During the first quarter of 2013, we also added an Executive Vice President who we expect will enhance the company’s core operational capabilities.  The cost of health insurance benefits also increased compared to the first quarter of 2012 as a result of an increase in insurance rates.  The work associated with the acquisition of WSB Holdings, Inc. caused merger and integration expenses to increase $211,318 or 724.5% compared to the same period in 2012.  Occupancy and equipment expenses increased $160,996 or 17.7% compared to the same period in 2012 primarily due to the acceleration of the remaining lease expense for the Old Line Centre branch which we closed on March 31, 2013.  Other operating expenses increased $371,581 primarily as a result of an approximately $265,000 increase in legal and other expenses associated with disposing of and maintaining foreclosed properties, a $45,000 increase in director compensation and recognition of the $51,000 stock option expense in the quarter for the grant of options that vested immediately.  These increases were partially offset by the decline in core deposit premium, because we amortize this premium on an accelerated basis which causes a reduction in the expense over the amortization period.  FDIC insurance and State of Maryland assessments increased minimally during the period as a result of the growth in assets.

Income Taxes

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Income tax expense was $521,722 (29.06% of pre-tax income) for the three months ended March 31, 2013 as compared to $844,005 (32.71% of pre-tax income) for the same period in 2012.  The dollar amount of the taxes was lower because net income was lower than in the three months ended March 31, 2012.  The tax rate was lower for the three month period ended March 31, 2013, primarily because interest on tax exempt securities was higher than during the three months ended March 31, 2012.

Net Income Available to Common Stockholders

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Net income available to common stockholders was $1.3 million or $0.19 per basic and diluted common share for the three month period ending March 31, 2013 compared to net income available to common stockholders of $1.8 million or $0.26 per basic and diluted common share for the same period in 2012.  The decrease in net income available to common stockholders for the 2013 period was primarily the result of a $1,193,268 increase in non-interest expense. This increase was partially offset by an $85,038 increase in net interest income, a $175,000 decrease in the provision for loan losses, an increase of $148,253 in non-interest revenue, and a $322,283 decrease in taxes.

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

The investment securities at March 31, 2013 amounted to $154.0 million, a decrease of $17.5 million, or 10.18%, from the December 31, 2012 amount of $171.5 million.  As outlined above, at March 31, 2013, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $1.9 million at March 31, 2013 (reflected as unrealized gains of $1.2 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $4.1 million ($2.5 million net of taxes) at December 31, 2012.  The decrease in fair value was a result of the sale of $13.9 million in securities available for sale as well as changes in the duration or maturity of the portfolio and decreasing market rates.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

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

We had an independent third party determine the price that we could receive to sell approximately 1,400 performing loans totaling $178.1 million in an orderly transaction between market participants as of the measurement date (fair value).  These performing loans were segregated into four individual pools, personal loans, credit lines, business loans and real estate loans.  This valuation also assumed that the sale occurred in the principal or most advantageous market for the loan.  Market participants were assumed to have reasonable knowledge of the relevant facts of the asset or liability as it relates to its value between buyers and sellers with neither under any compulsion to buy, sell or liquidate.  The effect of this fair valuation process was a net premium of $3.1 million at acquisition. We then adjusted these values on a level yield basis for inherent credit risk within each pool which resulted in a total non-accretable credit adjustment of $2.0 million.  During the valuation process, we also determined that eight business loans totaling $1.8 million and 13 real estate loans totaling $3.8 million, all of which were risk rated four at the acquisition date, were also impaired and required an additional non-accretable credit adjustment of $279,348 and $510,064, respectively.

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

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of March 31, 2013.

Acquired Loans as of March 31, 2013

March 31, 2013	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Impaired individually evaluated
Business loans risk rated 4 at acquisition	$290,246	$42,811	$247,435	$247,435
Business loans risk rated 5 at acquisition	33,287	27,551	5,736	5,736
Business loans risk rated 6 at acquisition	82,516	48,877	33,639	33,639
Total business loans individually evaluated	406,049	119,239	286,810	286,810
Real estate loans risk rated 4 at acquisition	4,526,278	633,955	3,892,323	3,892,323
Real estate loans risk rated 5 at acquisition	3,459,644	1,695,567	1,764,077	1,764,077
Real estate loans risk rated 6 at acquisition	16,144,877	8,913,901	7,230,976	7,230,976
Total real estate loans individually evaluated	24,130,799	11,243,423	12,887,376	12,887,376
Total impaired loans individually evaluated	$24,536,848	$11,362,662	$13,174,186	$13,174,186

Accretable Yield
Beginning balance December 31, 2012	$-
Accreted to income	240,238
Reclassification from non-accretable (1)	(240,238)
Ending balance March 31, 2013	$-

Non-Accretable Yield Discount
Beginning balance December 31, 2012	$11,566,860
Reclassification to accretable (1)	(240,238)
Charge off	-
Transferred to OREO	-
Ending balance March 31, 2013	$11,326,622

(1) Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

The loan portfolio, net of allowance, unearned fees and origination costs, increased $16.7 million or 2.81% to $611.9 million at March 31, 2013 from $595.1 million at December 31, 2012.  Commercial business loans increased by $5.0 million (5.06%), commercial real estate loans decreased by $3.4 million (0.99%), residential real estate loans increased by $5.7 million (6.29%), real estate construction loans (primarily commercial real estate construction) increased by $9.8 million (18.50%) and consumer loans decreased by $195,080 (1.77%) from their respective balances at December 31, 2012.  During the three month period ended March 31, 2013, loan growth was directly attributable to the business development efforts of our officers and directors as well as our increased name recognition in our market area.   We saw loan and deposit growth generated from our entire team of lenders, branch personnel and board of directors.  We anticipate the entire team will continue to focus their efforts on business development during 2013 and continue to grow the loan portfolio.  However, the current economic climate may cause slower loan growth.

The following table summarizes the composition of the loan portfolio by dollar amount and percentages:

	March 31, 2013				December 31, 2012
	Legacy	Acquired	Total		Legacy	Acquired	Total

Real estate
Commercial	$277,296,212	$64,157,685	$341,453,897	55.53%	$279,489,013	$65,396,469	$344,885,482	57.67%
Construction	57,720,969	4,819,812	62,540,781	10.17	48,603,640	4,174,751	52,778,391	8.83
Residential	47,123,408	49,570,571	96,693,979	15.73	38,901,489	52,069,937	90,971,426	15.21
Commercial	92,926,974	10,422,695	103,349,669	16.81	88,306,302	10,070,234	98,376,536	16.45
Consumer	9,872,706	936,671	10,809,377	1.76	9,944,466	1,059,991	11,004,457	1.84
Gross loans	484,940,269	129,907,434	614,847,703	100.00%	465,244,910	132,771,382	598,016,292	100.00%
Allowance for loan losses	(3,661,323)	(391,624)	(4,052,947)		(3,648,723)	(316,624)	(3,965,347)
Deferred loan costs, net	1,055,838	-	1,055,838		1,093,983	-	1,093,983
Net loans	$482,334,784	$129,515,810	$611,850,594		$462,690,170	$132,454,758	$595,144,928

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have only one construction loan that has an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.

Loans with Interest Paid From Loan Advances
(Dollars in thousands)

	March 31, 2013		December 31, 2012
	# of Borrowers	(000's)	# of Borrowers	(000's)
Hotels	1	$4,850	1	$4,806
	1	$4,850	1	$4,806

Management has identified additional potential problem loans totaling $16.2 million that are complying with their repayment terms.  Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

At March 31, 2013, we did not have any loans past due 90 or more days, that we have not classified as non-accrual compared to one consumer loan in the amount of $6,410 at December 31, 2012.

At March 31, 2013, we had three non-accrual legacy loans with a total balance of $1.4 million compared to four legacy loans totaling $1.8 million at December 31, 2012.  At March 31, 2013, we also had a total of $2.1 million of legacy loans past due 30-89 days compared to $1.8 million of legacy loans past due 30-89 days at December 31, 2012.

At March 31, 2013 and December 31, 2012, we had 25 non-accrual acquired loans totaling $4.1 million.  At March 31, 2013, we also had a total of $802,465 acquired loans on accrual status 30-89 days past due and no loans on accrual status past due ninety days.

The table below outlines the transfer of loans from and to non-accrual status for the three month period:

Non-Accrual Loans (Dollars in thousands)
	Legacy Loans		Acquired Loans		Total
	# of Contracts	Loan Balance	# of Contracts	Loan Balance	Loan Balance

Beginning Balance, December 31, 2012	4	$1,818	25	$4,092	$5,910
Payments received	-	(327)	-	(28)	(355)
Charged off	(1)	(103)	-	-	(103)
Transferred to other real estate owned	-	-	-	-	-
Ending balance, March 31, 2013	3	$1,388	25	$4,064	$5,452

Non-Accrual Legacy Loans

As previously mentioned, at March 31, 2013, we had three non-accrual legacy loans with a total recorded book balance of $1.4 million compared to four legacy loans totaling $1.8 million at December 31, 2012.  During the third quarter of 2012, we transferred a legacy commercial real estate loan in the amount of $352,478 to non-accrual status.  The borrower was delinquent with payments and would not provide current financial information.  On December 31, 2012, the balance on this loan was $351,276.  In March of 2013, we settled on the sale of the property that secured the loan and recorded a $102,595 loss on this sale to the allowance for loan losses.

The next non-accrual legacy loan is a commercial real estate loan with a balance of $874,735 at December 31, 2012 that we transferred to non-accrual status during the first quarter of 2012.  The borrower’s business has insufficient cash flow to make payments on this loan.  A current appraisal indicates that the value of the real estate that is the collateral for this loan is sufficient to provide payment in full and the borrower has made all past due payments.  We have not allocated any of the allowance for loan losses for this loan.  The balance on this loan at March 31, 2013 is $821,841 and the non-accrued interest on this loan is $58,789.  We also transferred two additional loans to entities related to this borrower to non-accrual status.  The first loan with a balance of $138,708 on December 31, 2012 is also secured by commercial real estate and a current appraisal indicates the value of the real estate that is collateral for this loan is sufficient to provide payment in full and the borrower has made all past due payments.  We have not allocated any of the allowance for loan losses for this loan.  The balance on this loan at March 31, 2013 is $131,299 and the non-accrued interest on this loan is $5,498.  We transferred a third unsecured loan that is related to this borrower in the amount of $8,819 to non-accrual status and charged this loan to the allowance for loan losses.  The borrower repaid this charge off in full during the first quarter of 2013.

During the third quarter of 2012, we transferred a legacy residential real estate loan in the amount of $469,168 to non-accrual status.  The balance on this loan on December 31, 2012 was $453,165.  The borrower was delinquent with payments and is experiencing financial difficulties.  A current appraisal indicates that the value of the real estate that is collateral for this loan is sufficient to provide payment in full.  The borrower is currently remitting payments on this loan and attempting to bring all past due balances current.  We have not allocated any of the allowance for loan losses for this loan.  The balance on this loan on March 31, 2013 was $435,162 and the non-accrued interest on this loan is $27,729

Non-Accrual Acquired Loans

At March 31, 2013 and December 31, 2012, we had 25 non-accrual acquired loans totaling $4.1 million.  Of these, the borrowers on 16 loans totaling $1.8 million are current according to their contractual terms and are generally making monthly payments, albeit in a slow manner.  The loans were placed on non-accrual by MB&T because of their slow payment history and/or the industry was significantly impacted by the weaknesses in the economy.

At March 31, 2013, we had two borrowers owned by the same individual who had four loans totaling $775,000.  The borrower paid the fair value of these four loans during the first quarter of 2012 and there is no balance remaining in non-accrual.

However, there is still a contractual amount remaining on these loans.   We continue to work with the borrower for full repayment of the contractual amount.

At December 31, 2012, we had one borrower with one note secured by commercial real estate and the fair value of the loan was $300,000.  During the fourth quarter of 2012, we received a deed in lieu of foreclosure on this property and transferred the balance due to other real estate owned.  We auctioned the property during the first quarter of 2013.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell. We anticipate that we will settle on the sale of this property during the second quarter of 2013.

At March 31, 2013 and December 31, 2012, we had one borrower with a loan secured by commercial real estate and the fair value of the loan is $250,000.  The borrower has filed a new bankruptcy plan and we are receiving payments from the bankruptcy court.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying costs or expenses to sell.

At December 31, 2012, we had a loan in the amount of $313,373 that was transferred to non-accrual during the fourth quarter of 2011.  Commercial real estate secures this loan and the fair value of the loan, as of March 31, 2013, was $310,628 and the non-accrued interest was $41,685.  We were awarded a confess judgment against the borrower and are working towards foreclosure of the property.  We anticipate that we will foreclose on two of the three properties that secure this loan during the second quarter of 2013.  The fair value is equivalent to our assessment of the current value of the real estate less any carrying cost or expenses to sell.

  At March 31, 2013 and December 31, 2012, we had a loan secured by commercial real estate and four residential lots with a fair value of $241,624.  This loan has matured.  We are in litigation with the borrower.  Assuming we prevail in litigation, we anticipate we will receive payment in full either by foreclosing on the collateral and selling the properties or through receipt of payment from the borrower. The non-accrued interest on this loan is $71,151.

During the third quarter of 2012, we transferred an acquired loan in the amount of $1.0 million to non-accrual status.  The borrower on this loan is experiencing marital and financial difficulties and has filed bankruptcy.  We were awarded a confessed judgment on this loan.  A residential property is collateral on this loan.  We anticipate we will foreclose on this loan during 2013.  We have received an appraisal of the property and have allocated $100,000 of the allowance for loan loss to this loan.  The non-accrued interest on this loan is $76,572.

In the fourth quarter of 2012, we transferred an additional loan secured by residential real estate in the amount of $324,960 to non-accrual status.  We are working towards receiving a deed in lieu of foreclosure on this property and anticipate that we will receive it during the second quarter of 2013.  We have allocated $50,000 of the allowance for loan losses to this loan.  The non-accrued interest on this loan is $11,566.

There is one additional acquired loan with a fair value of $150,000 at March 31, 2013 and December 31, 2013 secured by a residential property that was previously paying slowly that is now seriously delinquent and we are proceeding with foreclosure.  The non-accrued interest on this loan is $40,516.

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

The table below presents a breakdown of the recorded book balance of non-accruing loans at March 31, 2013 and December 31, 2012.

Loans on Non-accrual Status
	March 31, 2013				December 31, 2012
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	1	$821,841	$821,841	$58,789	2	$1,226,011	$1,226,011	$103,529
Residential	2	566,460	566,460	33,226	2	591,873	591,873	25,449
Total non-accrual loans	3	1,388,301	1,388,301	92,015	4	1,817,884	1,817,884	128,978

Acquired (1)
Real Estate
Commercial	8	3,731,273	1,393,383	700,084	8	3,808,963	1,401,187	649,266
Construction	4	2,526,247	100,000	635,570	4	2,538,565	100,000	592,476
Residential	10	4,287,907	2,536,979	603,101	10	4,346,364	2,555,374	526,669
Commercial	3	105,148	33,639	47,842	3	123,949	35,392	45,787
Total non-accrual loans	25	10,650,575	4,064,001	1,986,597	25	10,817,841	4,091,953	1,814,198
Total all non-accrual loans	28	$12,038,876	$5,452,302	$2,078,612	29	$12,635,725	$5,909,837	$1,943,176
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

The table below outlines our TDRs at March 31, 2013 and December 31, 2012.

Troubled Debt Restructurings
	March 31, 2013			December 31, 2012
Accruing Troubled Debt Restructurings	# of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Contracts	Pre-Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Legacy
Real Estate	1	$499,122	$499,122	1	$499,122	$498,186
Acquired
Real Estate	3	642,574	601,258	3	645,878	604,326
Commercial	1	89,908	89,908	1	90,748	90,748
Total Troubled Debt Restructurings	5	$1,231,604	$1,190,288	5	$1,235,748	$1,193,260

At December 31, 2012 and March 31, 2013, we had one legacy accruing TDR totaling $499,122 and four acquired TDRs totaling $695,074 and $691,166, respectively. With the exception of the receipt of payments and reversal of a payment on the one legacy loan, there were no changes to TDRs during the three month period ended March 31, 2013.

We factor our TDRs into our allowance for loan losses by individually evaluating each TDR for impairment and including any required amounts in the respective portfolio’s segment for the allowance for loan losses. At March 31, 2013 and December 31, 2012, $25,000 of the allowance for loan losses was attributed to TDRs.

Other real estate owned

As of March 31, 2013 and December 31, 2012, the fair value of other real estate owned was $2,726,910 and $3,719,449, respectively.  As a result of the acquisition of Maryland Bankcorp, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T or obtained as a result of loans originated by MB&T (acquired).

The following outlines the transactions in other real estate owned during the period.

Three months ended March 31, 2013	Legacy	Acquired	Total
Beginning balance	$1,651,228	$2,068,220	$3,719,448
Transferred in	-	-	-
Investment in improvements	-	-	-
Write down in value	-	(66,600)	(66,600)
Sales/deposits on sales	(725,485)	-	(725,485)
Net realized gain (loss)	(200,454)	-	(200,454)
Total end of period	$725,289	$2,001,620	$2,726,909

Bank owned life insurance

We have invested $17.0 million in life insurance policies on our executive officers, other officers of the Bank, and retired officers of MB&T. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as that MB&T had entered into with its executive officers.  During the first three months of 2013, the cash surrender value of the insurance policies increased by $108,040 as a result of earnings on these policies.  There are no post retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $224,864 liability associated with the post retirement death benefits of the BOLI policies acquired from MB&T.

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

Core deposit intangible

As a result of the acquisition of Maryland Bankcorp, during the second quarter of 2011, we recorded a core deposit intangible of $5.0 million.  This amount represented the premium that we paid to acquire MB&T’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  At March 31, 2013, the core deposit intangible was $3.5 million.

Deposits

We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At March 31, 2013, the deposit portfolio had increased to $748.5 million, a $13.0 million or 1.77% increase over the December 31, 2012 level of $735.5 million.  Non-interest bearing deposits decreased $800,000 during the period to $188.1 million from $188.9 million.  Although we did not experience any loss in customers during the period, several of our larger customers used funds to acquire properties or repay debt at quarter end.  Interest-bearing deposits increased $13.7 million to

$560.3 million from $546.6 million.  The increase in interest bearing deposits was primarily the result of increased depository relationships with commercial customers. The following table outlines the increase in interest bearing deposits:

	March 31,	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$317,109	$310,772	$6,337	2.04%
Interest bearing checking	175,900	171,478	4,422	2.58
Savings	67,321	64,313	3,008	4.68
Total	$560,330	$546,563	$13,767	2.52%

We acquire brokered certificates of deposit through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At March 31, 2013, we had $53.3 million in CDARS and $69.2 million in money market accounts through Promontory’s reciprocal deposit program compared to $39.3 million and $63.9 million, respectively, at December 31, 2012.  At March 31, 2013, we had received $17.8 million in deposits through the Promontory network that were not reciprocal deposits compared to $17.7 million at December 31, 2012.  We had no other brokered certificates of deposit as of March 31, 2013 and December 31, 2012.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings

Old Line Bancshares has available a $5 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of March 31, 2013 and December 31, 2012.  Old Line Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $256.5 million at March 31, 2013.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $116.2 million of borrowings.  We may increase availability by providing additional collateral.

Short-term borrowings consisted of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2012, Old Line Bank had $6.3 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.15% and $24.6 million outstanding in secured promissory notes with an average interest rate of 0.10%.  We recorded these secured promissory notes with the acquisition of MB&T.  At March 31, 2013, Old Line Bank had $5.4 million outstanding in short term unsecured promissory notes with an average interest rate of 0.15% and $26.1 million in secured promissory notes with an average interest rate of 0.10%.

On December 12, 2007, Old Line Bank borrowed $5.0 million from the FHLB.  The interest rate on this advance was 3.3575% and interest was payable on the 12th day of each March, June, September and December, commencing on March 12, 2008.  On December 12, 2008, or any interest payment date thereafter, the FHLB had the option to convert the interest rate on this advance to a fixed rate three (3) month LIBOR.  We repaid this advance on December 12, 2012.

On December 19, 2007, Old Line Bank borrowed an additional $5.0 million from the FHLB.  The interest rate on this borrowing was 3.119% and was payable on the 19th day of each month.  On January 22, 2008 or any interest payment date thereafter, the FHLB had the option to convert the interest rate on this advance from a fixed rate to a one (1) month LIBOR based variable rate.  We repaid this advance on December 19, 2012.  As of March 31, 2013, Old Line Bank did not have any outstanding borrowing with FHLB.

The following table outlines our borrowings at March 31, 2013 and December 31, 2012.

	Borrowings
	March 31, 2013			December 31, 2012
	Amount	Rate	Maximum Amount Borrowed During Any Month End Period	Amount	Rate	Maximum Amount Borrowed During Any Month End Period
Short term promissory notes	$5,365,206	0.15%	$7,547,004	$6,332,804	0.15%	$9,652,162
Repurchase agreements	26,144,901	0.10%	26,974,254	24,572,663	0.10%	28,167,472
Over night advance	-	-	16,500,000	7,000,000	0.35%	7,000,000
FHLB advance due Dec. 2012	-	-	-	-	-	5,000,000
FHLB advance due Dec. 2012	-	-	-	-	-	5,000,000
Total short term borrowings	$31,510,107		$51,021,258	$37,905,467		$54,819,634

Senior note, fixed at 6.28%	6,166,788	6.28%		6,192,350	6.28%
Total long term borrowings	$6,166,788			$6,192,350

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At March 31, 2013 and December 31, 2012, Pointer Ridge had borrowed $6.2 million under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  As outlined in the Borrowings section of this report, we have credit lines, unsecured and secured, available from several correspondent banks totaling $34.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On March 31, 2013, we had $37.7 million in cash and due from banks, $30,291 in interest bearing accounts, and $331,153 in federal funds sold.  At December 31, 2012, we had $28.3 million in cash and due from banks, $130,192 in interest bearing accounts and $228,113 in federal funds sold.

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

Capital

Our stockholders’ equity amounted to $74.7 million at March 31, 2013 and $74.9 million at December 31, 2012.  We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve.  Stockholders’ equity decreased during the three month period primarily because the after tax unrealized gain on available for sale securities declined $1.2 million and because of the payment of the $274,153 common stock cash dividend.  These items were partially offset by net income available to common stockholders of $1.3 million and the $83,662 adjustment for stock based compensation awards.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2013 and December 31, 2012, are as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$48,252	$47,251
Real estate-undisbursed development and construction	43,665	31,815
Consumer	14,481	14,623
	$106,398	$93,689
Standby letters of credit	$15,022	$11,310

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

Commitments for real estate development and construction, which totaled $43.7 million, or 41.04% of the $106.4 million of outstanding commitments at March 31, 2013, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended March 31, 2013

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$7,847,450	4.12%	3.97%
Tax equivalent adjustment
Federal funds sold	2	-	-
Investment securities	287,612	0.15	0.15
Loans	164,149	0.09	0.09
Total tax equivalent adjustment	451,763	0.24	0.24
Tax equivalent interest yield	$8,299,213	4.36%	4.21%

Three months ended March 31, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$7,762,412	4.37%	4.18%
Tax equivalent adjustment
Federal funds sold	-	-	-
Investment securities	174,470	0.10	0.09
Loans	66,189	0.04	0.04
Total tax equivalent adjustment	240,659	0.14	0.13
Tax equivalent interest yield	$8,003,071	4.51%	4.31%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including our pending merger with WSB and the anticipated timing of and impact on Old Line Bancshares of such acquisition, including our expectation that the merger will be accretive to earnings within three quarters of closing, opening of a new loan production office and expansion into Montgomery County, Maryland, and that the individuals in such office will generate sufficient income to more than offset the costs associated with this office, that the fees generated by Old Line Financial Services division will more than offset the costs of operating that division, impact of recent hires, branch retention and expansion intentions, anticipated changes in non-interest expenses in future periods (including changes as a result of the pending merger with WSB), changes in earnings, continued increases in net interest income, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected cash flows on acquired impaired loans, expected loan, asset, balance sheet and earnings growth, growth in new and existing customer relationships, potential increases in certain components of non-interest income, sale of existing other real estate owned and anticipated gains from such sales, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, expected settlement on the sale of property during the second quarter of 2013 that we auctioned during the first quarter of 2013 with respect to one other real estate owned property, our anticipated foreclosure on properties securing a non-accrual loan, that we anticipate receiving full payment on another non-accrual loan secured by commercial real estate and four residential lots, expected foreclosure during 2013 on another non-accrual loan and anticipated receipt of a deed in lieu of foreclosure on a property securing another non-accrual loan, future earnings on BOLI, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the risk that necessary stockholder and regulatory approvals for the pending merger with WSB will not be obtained; the risk that the pending lawsuit regarding the merger will delay or preclude the merger; the risk that Old Line Bancshares may fail to realize all of the anticipated benefits of the merger; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; increased expenses due to stock benefit plans; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; further deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Registration Statement on Form S-4 filed with the Securities and Exchange Commission on November 13, 2012.

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

Item 4.                      Controls and Procedures
As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2013.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

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

Item 1A.     Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Old Line Bancshares, Inc.

Date: May 10, 2013	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	By:	/s/ Christine M. Rush
Christine M. Rush, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)