Form 10-Q
period 2013-06-30
OLD LINE BANCSHARES INC
filed 2013-08-14
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2013, the registrant had 9,820,217 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$50,689,336	$28,332,456
Interest bearing accounts	30,352	130,192
Federal funds sold	3,017,257	228,113
Total cash and cash equivalents	53,736,945	28,690,761
Investment securities available for sale	184,190,791	171,541,222
Loans Receivable:
Held for sale, fair value of $4,937,940 and $0	4,764,595	—
Held for investment (net of allowance for loan losses of $4,237,280 and $3,965,347, respectively)	787,172,298	595,144,928
Equity securities at cost	3,709,490	3,615,444
Premises and equipment	35,313,769	25,133,013
Accrued interest receivable	3,623,274	2,639,483
Prepaid income taxes	621,176	—
Deferred income taxes	23,111,238	7,139,545
Bank owned life insurance	30,135,483	16,869,307
Other real estate owned	5,396,654	3,719,449
Goodwill	6,847,424	633,790
Core deposit intangible	5,749,737	3,691,471
Other assets	2,711,768	3,038,064
Total assets	$1,147,084,642	$861,856,477
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$213,570,493	$188,895,263
Interest bearing	781,968,601	546,562,555
Total deposits	995,539,094	735,457,818
Short term borrowings	28,818,101	37,905,467
Long term borrowings	6,142,962	6,192,350
Accrued interest payable	259,847	311,735
Income taxes payable	—	235,323
Accrued pension	4,768,470	4,615,699
Other liabilities	3,825,204	1,884,924
Total liabilities	1,039,353,678	786,603,316
Stockholders’ equity
Common stock, par value $0.01 per share; authorized 15,000,000 shares; issued and outstanding 9,820,217 in 2013 and 6,845,432 in 2012	98,202	68,454
Additional paid-in capital	92,145,572	53,792,015
Retained earnings	19,066,587	18,531,387
Accumulated other comprehensive income (loss)	(3,946,354)	2,469,758
Total Old Line Bancshares, Inc. stockholders’ equity	107,364,007	74,861,614
Non-controlling interest	366,957	391,547
Total stockholders’ equity	107,730,964	75,253,161
Total liabilities and stockholders’ equity	$1,147,084,642	$861,856,477

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest revenue
Loans, including fees	$9,327,905	$8,632,296	$17,159,728	$16,585,131
U.S. treasury securities	427	2,381	2,181	4,778
U.S. government agency securities	135,925	91,163	218,355	192,597
Mortgage backed securities	329,618	592,725	717,874	1,258,741
Municipal securities	447,841	397,103	917,509	729,827
Federal funds sold	1,783	1,891	2,384	2,962
Other	64,105	46,138	106,649	91,947
Total interest revenue	10,307,604	9,763,697	19,124,680	18,865,983
Interest expense
Deposits	964,955	1,087,200	1,822,094	2,214,698
Borrowed funds	139,472	213,111	251,959	425,487
Total interest expense	1,104,427	1,300,311	2,074,053	2,640,185
Net interest income	9,203,177	8,463,386	17,050,627	16,225,798
Provision for loan losses	200,000	375,000	400,000	750,000
Net interest income after provision for loan losses	9,003,177	8,088,386	16,650,627	15,475,798
Non-interest revenue
Service charges on deposit accounts	367,674	328,142	668,415	647,469
Gain on sales or calls of investment securities	9,659	282,858	641,088	560,028
Earnings on bank owned life insurance	200,641	138,496	333,869	275,201
Gain (loss) on disposal of assets	(19,078)	—	(104,639)	—
Gain on sale of loans	146,565	—	146,565	—
Other fees and commissions	447,833	215,089	695,516	392,688
Total non-interest revenue	1,153,294	964,585	2,380,814	1,875,386
Non-interest expense
Salaries and benefits	4,126,567	3,024,815	7,359,244	5,833,809
Occupancy and equipment	1,214,947	914,576	2,283,815	1,822,447
Data processing	329,878	192,232	568,935	416,967
FDIC insurance and State of Maryland assessments	186,996	148,921	342,239	278,645
Merger and integration	2,786,350	29,166	3,026,835	58,333
Core deposit premium amortization	198,875	177,582	376,457	372,257
Loss (gain) on sales of other real estate owned	770	(191,201)	201,224	(159,213)
OREO expense	154,908	428,248	469,073	320,895
Other operating	1,536,377	1,333,628	2,987,742	2,831,988
Total non-interest expense	10,535,668	6,057,967	17,615,564	11,776,128

Income (loss) before income taxes	(379,197)	2,995,004	1,415,877	5,575,056
Income tax (benefit) expense	(283,417)	982,759	238,305	1,826,764
Net income (loss)	(95,780)	2,012,245	1,177,572	3,748,292
Less: Net loss attributable to the non-controlling interest	(11,495)	(17,067)	(24,590)	(37,014)
Net income (loss) available to common stockholders	$(84,285)	$2,029,312	$1,202,162	$3,785,306

Basic earnings (loss) per common share	$(0.01)	$0.30	$0.16	$0.55
Diluted earnings (loss) per common share	$(0.01)	$0.29	$0.15	$0.55
Dividend per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended June 30,	2013	2012
Net income (loss) available to common stockholders	$(84,285)	$2,029,312

Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	(8,522,816)	239,212
Reclassification adjustment for realized gain on securities available for sale included in net income	(9,659)	(282,858)
Income tax relating to securities available for sale	3,365,635	17,216
Other comprehensive income (loss)	(5,166,840)	(26,430)
Total comprehensive income (loss)	$(5,251,126)	$2,002,882

Six Months Ended June 30,	2013	2012
Net income available to common stockholders	$1,202,162	$3,785,306

Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	(9,954,424)	387,669
Reclassification adjustment for realized gain on securities available for sale included in net income	(641,088)	(560,028)
Net loss on pension plan assets	—	—
Settlement effect pension plan assets	—	—
Income tax effect	4,179,400	67,987
Other comprehensive income (loss)	(6,416,112)	(104,372)
Total comprehensive income (loss)	$(5,213,950)	$3,680,934

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non-controlling	Total Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Interest	Equity

Balance, December 31, 2012	6,845,432	$68,454	$53,792,015	$18,531,387	$2,469,758	$391,547	75,253,161
Net income attributable to Old Line Bancshares, Inc.	—	—	—	1,202,162	—	—	1,202,162
Unrealized loss on securities available for sale, net of income tax benefit of $4,179,400	—	—	—	—	(6,416,112)	—	(6,416,112)
Net income attributable to non-controlling interest	—	—	—	—	—	(24,590)	(24,590)
Stock options exercised	58,948	589	601,806	—	—	—	602,395
Acquisition of WSB Holdings, Inc.	2,909,486	29,095	37,617,967				37,647,062
Stock based compensation awards	—	—	133,848	—	—	—	133,848
Restricted stock issued	8,382	84	(84)	—	—	—	—
Forfeiture of shares	(2,031)	(20)	20	—	—	—	—
Common stock cash dividend $0.08 per share	—	—	—	(666,962)	—	—	(666,962)
Balance, June 30, 2013	9,820,217	$98,202	$92,145,572	$19,066,587	$(3,946,354)	$366,957	107,730,964

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2013	2012

Cash flows from operating activities
Interest received	$19,723,475	$19,180,324
Fees and commissions received	1,313,802	1,086,999
Interest paid	(2,372,357)	(2,678,029)
Cash paid to suppliers and employees	(12,778,413)	(10,529,498)
Loans originated for sale	(11,081,088)	—
Proceeds from sale of loans originated for sale	10,068,872	—
Income taxes paid	(1,423,051)	(2,017,917)
	3,451,240	5,041,879
Cash flows from investing activities
Cash and cash equivalents of acquired bank	38,846,599	—
Purchase of investment securities available for sale	(26,127,022)	(52,521,980)
Proceeds from disposal of investment securities
Available for sale at maturity or call	22,580,651	28,093,412
Available for sale sold	60,366,304	17,582,329
Loans made, net of principal collected	(33,268,492)	(34,708,551)
Proceeds from sale of other real estate owned	2,512,724	599,539
Improvements to other real estate owned	—	(15,525)
Redemption of equity securities	(3,799)	66,551
Purchase of premises, equipment and software	(780,485)	(1,129,715)
	64,126,480	(42,033,940)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	1,204,342	(7,360,669)
Other deposits	42,682,219	36,189,237
Short term borrowings	(69,337,934)	3,282,728
Long term borrowings	(49,388)	(45,350)
Acquisition cash consideration	(16,966,208)	—
Stock options exercised	602,395	—
Cash dividends paid-common stock	(666,962)	(546,280)
	(42,531,536)	31,519,666

Net increase (decrease) in cash and cash equivalents	25,046,184	(5,472,395)

Cash and cash equivalents at beginning of period	28,690,761	43,636,724
Cash and cash equivalents at end of period	$53,736,945	$38,164,329

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2013	2012

Reconciliation of net income to net cash provided by operating activities
Net income	$1,177,572	$3,748,292

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	874,143	590,734
Provision for loan losses	400,000	750,000
Change in deferred loan fees net of costs	45,314	(81,836)
(Gain)/loss on sales or calls of securities	(641,088)	(560,028)
Amortization of premiums and discounts	650,859	539,758
Change in loans held for sale	(1,012,216)	—
Gain on the sale of loans	(146,565)	—
(Gain)/loss on sales of other real estate owned	201,224	(159,213)
Write down of other real estate owned	66,600	281,000
(Gain)/loss on sale of fixed assets	104,639	(9,365)
Amortization of intangible	376,457	372,257
Deferred income taxes	(328,247)	(44,099)
Stock based compensation awards	133,848	85,860
Increase (decrease) in
Accrued interest payable	(298,304)	(37,844)
Income tax payable	(235,323)	(147,054)
Accrued pension	152,771	137,597
Other liabilities	(1,157,515)	(80,047)
Decrease (increase) in
Accrued interest receivable	(97,378)	(143,581)
Bank owned life insurance	(279,359)	(228,359)
Prepaid income taxes	(621,176)	—
Other assets	4,084,984	27,806
	$3,451,240	$5,041,878

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ending June 30,	2013	2012

Fair value of assets and liabilities from acquisition:
Cash and due from banks	$21,880,391	$—
Investment securities available for sale	80,223,819	—
Loans, net of deferred fees and costs	163,043,586
Premises and equipment	10,379,053	—
Accrued interest receivable	886,413	—
Deferred income taxes	11,405,258	—
Bank owned life insurance	12,986,817	—
Other real estate owned	4,224,172	—
Core deposit intangible	2,434,723	—
Other assets	3,758,688	—
Deposits	(216,194,715)	—
Long term borrowings	(60,250,568)	—
Accrued interest payable	(246,416)
Other liabilities	(2,979,727)	—
Common stock issued in acquisition	(37,765,128)	—
Purchase price in excess of net assets acquired (Goodwill)	$(6,213,634)	$—
Supplemental disclosure of noncash activities:
Transfer from loans to other real estate owned	$233,580	$191,921

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

The foregoing consolidated financial statements for the periods ended June 30, 2013 and 2012 are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2012 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2012. The Company adopted one new critical accounting policy during the period ended June 30, 2013 as follows:

Business Combinations and Acquired Loan Accounting. Accounting principles generally accepted in the United States (US GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date.

Acquired loans are recorded at fair value at the date of acquisition. The fair values of loans with evidence of credit deterioration (impaired loans) are recorded net of a non-accretable difference and, if appropriate, an accretable yield. The difference between contractually required principal and interest payments at acquisition and the cash flows expected to be collected at acquisition is the non-accretable difference, which is included in the carrying amount of acquired loans. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions, or a reclassification of the difference from non-accretable to accretable with a positive impact on the accretion of interest income in future periods. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized in interest income over the remaining life of the loan when there is reasonable expectation about the amount and timing of such cash flows.

Performing loans acquired are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value. Credit losses on acquired performing loans are estimated based on analysis of the performing portfolio. Such estimated credit losses are recorded as an acquisition fair value adjustment and are accreted as an adjustment to yield over the estimated lives of the loans. Effective October 1, 2009, as a result of the adoption of new accounting guidance, there is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for loan losses is recorded for any further deterioration in these loans subsequent to the acquisition.

The accounting and reporting policies of Old Line Bancshares conform to accounting principles generally accepted in the United States of America.

Reclassifications-We have made certain reclassifications to the 2012 financial presentation to conform to the 2013 presentation.  These reclassifications did not change net income or stockholders’ equity.

2.                                      POINTER RIDGE OFFICE INVESTMENT, LLC

On November 17, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge.  The effective date of the purchase was November 1, 2008.  As a result of this purchase, we own 62.5% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

	June 30,	December 31,
Balance Sheets	2013	2012

Current assets	$287,784	$313,165
Non-current assets	6,855,288	6,938,990
Liabilities	6,164,519	6,208,029
Equity	978,553	1,044,126

2.                                      POINTER RIDGE OFFICE INVESTMENT, LLC

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Statements of Income
Revenue	$222,022	$205,518	$446,390	$411,254
Expenses	252,676	251,030	511,963	509,959
Net loss	$(30,654)	$(45,512)	$(65,573)	$(98,705)

3.                          ACQUISITION OF WSB HOLDINGS, INC.

Acquisition of WSB Holdings, Inc.

On May 10, 2013, Old Line Bancshares acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB). We converted each share of common stock of WSB Holdings into the right to receive, at the holder’s election, $6.0743 in cash or 0.557 shares of Old Line Bancshares’ common stock. We paid cash for any fractional shares of Old Line Bancshares’ common stock and aggregate cash consideration of $17.0 million.  The total merger consideration was $54.7 million.

In connection with the acquisition, WSB was merged with and into Old Line Bank, with Old Line Bank the surviving bank.

Accounting principles generally accepted in the United States (US GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date.

Old Line Bancshares acquired the assets and liabilities of WSB Holdings on May 10, 2013. The acquired assets and assumed liabilities of WSB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of WSB Holdings. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Premises and equipment was valued based on recent appraised values. Management used quoted or current market prices to determine the fair value of investment securities, and long-term borrowings that were assumed from WSB Holdings.

The statement of net assets acquired and the resulting acquisition date goodwill recorded is presented in the following table. As explained in the explanatory notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at the acquisition date fair value.

3.                          ACQUISITION OF WSB HOLDINGS, INC. (continued)

				As Recorded by
	As Recorded by	Fair Value		Old Line
	WSB Holdings, Inc	Adjustments		Bancshares, Inc.
Assets
Cash and due from banks	$5,576,699	$—		$5,576,699
Federal funds sold	33,269,900	(16,966,208)		16,303,692
Total cash and cash equivalents	38,846,599	(16,966,208)		21,880,391

Investment securities available for sale	80,325,473	(101,654	)(a)	80,223,819
Loans, net of deferred fees and costs	177,204,282	(14,160,696	)(b)	163,043,586
Allowance for loan losses	(2,767,274)	2,767,274	(b)	—
Premises and equipment	4,705,902	5,673,151	(c)	10,379,053
Accrued interest receivable	886,413	—		886,413
Deferred income taxes	7,436,616	3,968,642	(d)	11,405,258
Bank owned life insurance	12,986,817	—		12,986,817
Other real estate owned	5,225,958	(1,001,786	)(e)	4,224,172
Core deposit intangible	—	2,434,723	(f)	2,434,723
Other assets	4,326,538	(567,850	)(g)	3,758,688
Total assets	$329,177,324	$(17,954,404)		$311,222,920

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$10,863,874	$—		$10,863,874
Interest bearing	204,375,389	955,452	(h)	205,330,841
Total deposits	215,239,263	955,452		216,194,715
Long term borrowings	56,000,000	4,250,568	(i)	60,250,568
Accrued interest payable	246,416	—		246,416
Other liabilities	2,979,727	—		2,979,727
Total liabilities	$274,465,406	$5,206,020		$279,671,426

Net identifiable assets acquired over (under) liabilities assumed	54,711,918	(23,160,424)		31,551,494
Goodwill	—	6,213,634		6,213,634
Net assets acquired over liabilities assumed	54,711,918	(16,946,790)		37,765,128

Purchase Price Consideration-Common Stock
WSB Holdings shares outstanding exchanged for stock		5,223,633
Exchange ratio		0.557
Old Line Bancshares shares issued to WSB Holdings stockholders		2,909,486
Purchase price per WSB Holdings common share		$6.0743
Cash consideration		$16,966,208
Purchase price assigned to shares exchanged for stock		$37,765,128

Explanation of fair value adjustments

(a)         Adjustment reflects marking the available for sale portfolio to fair value as of the acquisition date.

(b)         Adjustment reflects the fair value adjustments based on Old Line Bancshares’ evaluation of the acquired loan portfolio and excludes the allowance for losses recorded by WSB Holdings.

3.              ACQUISITION OF WSB HOLDINGS, INC. (continued)

(c)          Adjustment reflects the fair value adjustments based on Old Line Bancshares’ evaluation of the acquired premises and equipment.

(d)         Adjustment to record deferred tax asset related to fair value adjustments at 39.45% income tax rate.

(e)          Adjustment reflects the fair value adjustments to other real estate owned based on Old Line Bancshares’ evaluation of the acquired other real estate owned portfolio.

(f)           Adjustment reflects the recording of the core deposits intangible on the acquired deposit accounts.

(g)          Adjustment reflects the impairement of certain WSB Holdings’ prepaid and deferred accounts.

(h)         Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)             Adjustment reflects the fair value of WSB Holdings’ borrowings acquired on acquisition date and is related to the FHLB penalty incurred subsequent to the acquisition date in connection with the repayment of all of WSB’s FHLB advances by Old Line Bancshares.

Pro Forma Results

The following schedule includes consolidated statements of income data for the unaudited pro forma results for the periods ended June 30, 2013 and 2012 as if the WSB Holdings acquisition had occurred as of the beginning of the periods presented.

	Six Months Ended June 30,
	2013	2012
Net interest income	$20,039	$25,692
Other non-interest revenue	3,473	3,889
Total revenue	23,512	29,581
Provision expense	400	200
Other non-interest expense	20,148	21,857
Income before income taxes	2,964	7,524
Income tax expense	1,140	4,631
Net income	$1,824	$2,893
Basic earnings per share	0.19	0.48
Diluted earnings per share	0.19	0.47

We have not included any provision for loan losses during the periods for loans acquired from WSB.  In accordance with accounting for business combinations, we included the credit losses evident in the loans in the determination of the fair value of loans at the date of acquisition and eliminated the allowance for loan losses maintained by WSB at acquisition date.

We have presented the pro forma financial information for illustrative purposes only and it is not necessarily indicative of the financial results of the combined companies if we actually had completed the acquisition at the beginning of the periods presented, nor does it indicate future results for any other interim or full year period.  Pro forma basic and diluted earnings per common share were calculated using Old Line Bancshares’ actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the acquisition occurred at the beginning of the periods presented.

4.                                      INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2013
Available for sale
U. S. treasury	$1,248,969	$169	$—	$1,249,138
U.S. government agency	48,356,613	13,780	(2,008,890)	46,361,503
Municipal securities	62,124,098	672,197	(3,674,068)	59,122,227
Mortgage backed securities	79,140,255	434,632	(2,116,964)	77,457,923
	$190,869,935	$1,120,778	$(7,799,922)	$184,190,791

December 31, 2012
Available for sale
U. S. treasury	$1,249,708	$1,542	$—	$1,251,250
U.S. government agency	29,591,994	110,814	(27,505)	29,675,303
Municipal securities	61,670,324	2,453,427	(270,102)	63,853,649
Mortgage backed securities	74,963,794	1,804,783	(7,557)	76,761,020
	$167,475,820	$4,370,566	$(305,164)	$171,541,222

As of June 30, 2013, securities with unrealized losses segregated by length of impairment were as follows:

	June 30, 2013
	Less than 12 months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. government agency	$42,391,836	$2,008,890	$—	$—	$42,391,836	$2,008,890
Municipal securities	40,485,403	3,662,635	256,893	11,433	40,742,296	3,674,068
Mortgage backed securities	56,450,218	2,116,964	—	—	56,450,218	2,116,964
Total unrealized losses less than 12 months	$139,327,457	$7,788,489	$256,893	$11,433	$139,584,350	$7,799,922

	December 31,2012
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. government agency	$4,498,200	$27,505	$—	$—	$4,498,200	$27,505
Municipal securities	13,470,047	270,102	—	—	13,470,047	270,102
Mortgage backed securities	2,797,011	7,557	—	—	2,797,011	7,557
Total unrealized losses less than 12 months	$20,765,258	$305,164	$—	$—	$20,765,258	$305,164

4.                                  INVESTMENT SECURITIES (Continued)

At June 30, 2013 we had 151 securities in an unrealized loss position greater than the 12 months time frame and one security in an unrealized loss position less than the 12 months time frame. At December 31, 2012 we had 35 securities in an unrealized loss position greater than the 12 months time frame and no securities in an unrealized loss position less than the 12 months time frame.

We consider all unrealized losses on securities as of June 30, 2013 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of June 30, 2013, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

We have recorded gross realized gains for the three month period ending June 30, 2013 of $9,659 compared to $282,858 for the same three month period last year from the sale or call of investment securities.  Recorded gross realized gains for the six month period ended June 30, 2013 was $641,088 compared to $560,028 for the same six month period last year.  During the six month periods ended June 30, 2013 and 2012, we received $82,946,955 and $45,675,741, respectively, in proceeds from sales, maturities or calls of investment securities.

Contractual maturities and pledged securities at June 30, 2013 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
June 30, 2013	Amortized cost	Fair value

Maturing
Within one year	$1,248,969	$1,249,138
Over one to five years	8,477,600	8,514,640
Over five to ten years	53,578,460	51,757,683
Over ten years	127,564,906	122,669,330
	$190,869,935	$184,190,791
Pledged securities	$35,245,738	$34,839,232

5.                            LOANS

Major classifications of loans held for investment are as follows:

	June 30, 2013			December 31, 2012
Held-for-investment	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Real estate
Commercial	$290,865,718	$113,010,469	$403,876,187	$279,489,013	$65,396,469	$344,885,482
Construction	60,037,238	26,363,823	86,401,061	48,603,640	4,174,751	52,778,391
Residential	54,322,852	121,901,371	176,224,223	38,901,489	52,069,937	90,971,426
Commercial	100,954,682	11,788,872	112,743,554	88,306,302	10,070,234	98,376,536
Consumer	9,934,591	1,181,293	11,115,884	9,944,466	1,059,991	11,004,457
	516,115,081	274,245,828	790,360,909	465,244,910	132,771,382	598,016,292
Allowance for loan losses	(3,845,656)	(391,624)	(4,237,280)	(3,648,723)	(316,624)	(3,965,347)
Deferred loan costs, net	1,036,040	12,629	1,048,669	1,093,983	—	1,093,983
	$513,305,465	$273,866,833	$787,172,298	$462,690,170	$132,454,758	$595,144,928

(1)             As a result of the acquisitions of Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A. (MB&T), in April 2011 and of WSB Holdings, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T and WSB (acquired).

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

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we do have a concentration in the hospitality industry.  At June 30, 2013 and December 31, 2012, we had approximately $66.7 million and $61.3 million, respectively, of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

5.                            LOANS (Continued)

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington D.C. market area in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of June 30, 2013 and December 31, 2012, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

5.                            LOANS (Continued)

Non-Accrual and Past Due Loans

We consider all loans past due if the borrower has not paid the required principal and interest payments when due under the original or modified terms of the promissory note and place a loan on non-accrual status when the payment of principal or interest has become 90 days past due.  When we classify a loan as non-accrual, we no longer accrue interest on such loan and we reverse any interest previously accrued but not collected.  We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments.  We recognize interest on non-accrual legacy loans only when received.  We originally recorded acquired non-accrual loans at fair value upon acquisition.  We expect to fully collect the carrying value of these loans.  Therefore, as provided for under ASC 310-30, we recognize interest income on acquired non-accrual loans through the accretion of the difference between the carrying value of these loans and expected cash flows.

The table below presents an aging analysis of the loan held for investment portfolio at June 30, 2013 and December 31, 2012.

	Age Analysis of Past Due Financing Receivables (Loans)
	June 30, 2013			December 31, 2012
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$508,473,486	$255,838,521	$764,312,007	$459,073,548	$127,754,017	$586,827,565
Accruing past due loans:
30-59 days past due
Real estate	795,019	2,308,841	3,103,860	218,700	447,399	666,099
Commercial	399,124	29,736	428,860	436,806	36,923	473,729
Consumer	—	13,424	13,424	—	45,322	45,322
Total 30-59 days past due	1,194,143	2,352,001	3,546,144	655,506	529,644	1,185,150
60-89 days past due
Real estate	1,318,722	1,209,191	2,527,913	1,141,779	62,852	1,204,631
Commercial	101,420	—	101,420	—	—	—
Consumer	—	12,558	12,558	1,453	9,882	11,335
Total 60-89 days past due	1,420,142	1,221,749	2,641,891	1,143,232	72,734	1,215,966
90 or more days past due
Consumer	—	8,056	8,056	—	6,410	6,410
Total 90 or more days past due	—	8,056	8,056	—	6,410	6,410
Total accruing past due loans	2,614,285	3,581,806	6,196,091	1,798,738	608,788	2,407,526
Recorded Investment Non-accruing past due loans:
Real estate:
Commercial	1,332,636	6,058,216	7,390,852	1,226,011	1,401,187	2,627,198
Construction	—	100,000	100,000	—	100,000	100,000
Residential	556,082	8,585,380	9,141,462	591,873	2,555,374	3,147,247
Commercial	—	31,886	31,886	—	35,392	35,392
Total Recorded Investment Non-accruing past due loans:	1,888,718	14,775,482	16,664,200	1,817,884	4,091,953	5,909,837
Total Financing Receivables (Loans)	$512,976,489	$274,195,809	$787,172,298	$462,690,170	$132,454,758	$595,144,928

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

The tables below present our impaired loans at June 30, 2013 and December 31, 2012.

				Three months June 30, 2013		Six months June 30, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Real Estate
Commercial	$1,332,636	$1,332,636	$—	$988,236	$—	$1,025,033	$—
Construction	—	—	—	—	—	—	—
Residential	556,082	556,082	—	559,513	17,990	567,938	33,737
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
With an allowance recorded:
Real Estate
Commercial	—	—	—	—	—	117,092	—
Construction	—	—	—	—	—	—	—
Residential	499,122	499,122	25,000	499,122	3,700	499,122	7,686
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total legacy impaired	2,387,840	2,387,840	25,000	2,046,871	21,690	2,209,185	41,423

Acquired (1)
With no related allowance recorded:
Real Estate
Commercial	14,942,590	5,816,592	—	3,764,965	136,488	5,639,151	136,488
Construction	2,518,563	100,000	—	100,000	4,545	683,408	4,545
Residential	27,089,305	7,822,045	—	5,407,273	82,027	6,659,787	82,044
Commercial	404,344	121,240	—	121,825	13,361	167,797	13,361
Consumer	—	—	—	—	—	—	—

With an allowance recorded:
Real Estate
Commercial	1,628,156	241,624	241,624	161,714	763	201,669	1,895
Construction	—	—	—	—	—	—	—
Residential	1,620,660	1,361,520	150,000	912,908	8,472	1,137,214	15,683
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total acquired impaired	48,203,618	15,463,021	391,624	10,468,686	245,656	14,489,026	254,016
Total impaired	$50,591,458	$17,850,861	$416,624	$12,515,557	267,346	16,698,211	295,439

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

5.                            LOANS (Continued)

Impaired Loans

Twelve months ended December 31, 2012

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Real Estate
Commercial	$874,735	$874,735	$—	$686,724	$—
Construction	—	—	—	727,003	—
Residential	591,873	591,873	—	353,680	76,309
Commercial	—	—	—	145,841	—
Consumer	—	—	—	—	—
With an allowance recorded:
Real Estate
Commercial	849,462	849,462	125,000	1,769,664	31,559
Construction	—	—	—	—	—
Residential	—	—	—	—	—
Commercial	—	—	—	77,976	—
Consumer	—	—	—	142,671	—
Total legacy impaired	2,316,070	2,316,070	125,000	3,903,559	107,868

Acquired (1)
With no related allowance recorded:
Real Estate
Commercial	2,180,807	1,159,563	—	1,664,384	39,476
Construction	2,538,565	100,000	—	683,201	4,186
Residential	3,371,582	1,798,180	—	1,567,514	34,931
Commercial	214,697	126,140	—	172,982	13,896
Consumer	—	—	—	51,540	—

With an allowance recorded:
Real Estate
Commercial	1,628,156	241,624	241,624	657,812	6,319
Construction	—	—	—	—	—
Residential	—	—	—	—	—
Commercial	1,620,660	1,361,520	75,000	543,133	45,963
Consumer	—	—	—	—	—
Total acquired impaired	11,554,467	4,787,027	316,624	5,340,566	144,771
Total impaired	$13,870,537	$7,103,097	$441,624	$9,244,125	$252,639

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

5.                            LOANS (Continued)

The table below presents the contract amount due and recorded book balance of the non-accrual loans at June 30, 2013 and December 31, 2012.

	Loans on Non-accrual Status
	June 30, 2013				December 31, 2012
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	2	$1,332,636	$1,332,636	$70,806	2	$1,226,011	$1,226,011	$103,529
Residential	2	556,082	556,082	39,703	2	591,873	591,873	25,449
Total non-accrual loans	4	1,888,718	1,888,718	110,509	4	1,817,884	1,817,884	128,978

Acquired (1)
Real Estate
Commercial	21	16,223,623	6,058,216	1,150,545	8	3,808,963	1,401,187	649,266
Construction	4	2,518,563	100,000	678,847	4	2,538,565	100,000	592,476
Residential	76	17,409,474	8,585,380	2,350,853	10	4,346,364	2,555,374	526,669
Commercial	4	93,110	31,886	49,674	3	123,949	35,392	45,787
Total non-accrual loans	105	36,244,770	14,775,482	4,229,919	25	10,817,841	4,091,953	1,814,198
Total all non-accrual loans	109	$38,133,488	$16,664,200	$4,340,428	29	$12,635,725	$5,909,837	$1,943,176

(1)Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of an impaired loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceeds our cash flow expectations or payment in full of amounts due even though we classify them as non-accrual.

We consider a loan a troubled debt restructuring when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties.

Restructured loans at June 30, 2013 consisted of six loans for $1,186,662 compared to five loans at December 31, 2012 for $1,193,260.  TDRs at June 30, 2013 included five loans due to rate reduction and one loan due to extension date.

The following presents, by class, information related to loans modified in a TDR during the three months ending June 30, 2013 and 2012.

	Loans Modified as a TDR for the Three Months Ended
	June 30, 2013		June 30, 2012
Troubled Debt Restructurings:	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)
Acquired:
Residential Real Estate	1	$60		$—

Total TDRs	1	$60		$—

5.                            LOANS (Continued)

The following presents, by class, information related to loans modified in a TDR during the six months ending June 30, 2013 and 2012.

	Loans Modified as a TDR for the Six Months Ended
	June 30, 2013		June 30, 2012
Troubled Debt Restructurings:	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)
Acquired:
Residential Real Estate	1	$60	—	$—

Total TDRs	1	$60	—	$—

We had no loans modified as a TDR that defaulted within twelve months of the modification date for the three and six month periods ending June 30, 2013.

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

MB&T

At June 30, 2013, the contract value of the acquired loans accounted for under ASC 310-30 (including non-accrual loans) was $23,489,121.  The fair value adjustments applied to these loans was $10,993,178. The fair value of these loans (recorded book value) was $12,495,943.

At December 31, 2012, the contract value of the acquired impaired loans (including non-accrual loans) was $24,930,742.  The fair value adjustments applied to these loans was $11,566,860.  The fair value of these loans (recorded book value) was $13,363,882.

WSB

At June 30, 2013, the contract value of the acquired loans accounted for under ASC 310-30 (including non-accrual loans) was $33,687,555.  The fair value adjustments applied to these loans was $14,938,028. The fair value of these loans (recorded book value) was $18,749,527.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of the acquisition date.

5.                            LOANS (Continued)

WSB Acquired Impaired Loans as of May 10, 2013

May 10, 2013	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable Yield	Loans Receivable
Business loans risk rated 4 at acquisition	$—	$—	$—	$—	$—
Business loans risk rated 5 at acquisition	33,038	19,822	13,216	21	13,195
Business loans risk rated 6 at acquisition	233,880	140,328	93,552	10,765	82,787
Total business	266,918	160,150	106,768	10,786	95,982
Real estate loans risk rated 4 at acquisition	6,352,445	2,155,197	4,197,248	655,823	3,541,425
Real estate loans risk rated 5 at acquisition	7,346,174	1,938,104	5,408,070	643,135	4,764,935
Real estate loans risk rated 6 at acquisition	19,385,909	8,261,491	11,124,418	1,394,568	9,729,850
Real estate loans risk rated 7 at acquisition	424,784	157,367	267,417	(60,149)	327,566
Total real estate	33,509,312	12,512,159	20,997,153	2,633,377	18,363,776
Total impaired loans acquired	$33,776,230	$12,672,309	$21,103,921	$2,644,163	$18,459,758

Initial Calculation of Non-Accretable Difference
Contractually required payments receivable	$33,776,230
Less: Cash flows expected to be collected	(21,103,921)
Non-accretable difference	$12,672,309

Initial Calculation of Accretable Yield
Cash flow expected to be collected	$21,103,921
Less: initial investment	(18,459,758)
Accretable yield	$2,644,163

At our acquisition of WSB Holdings, we recorded all loans acquired at the estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  On the acquisition date, we segregated the loan portfolio into two loan pools, performing and non-performing.

We had an independent third party determine the net discounted value of cash flows on approximately 450 performing loans totaling $143.5 million. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances.  These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade.  The effect of this fair valuation process was a net premium of $3.2 million at acquisition. We then adjusted these values for inherent credit risk within each pool, which resulted in a total non-accretable credit adjustment of $2.5 million.

We also individually evaluated 128 impaired loans totaling $33.7 million to determine the fair value as of the May 10, 2013 measurement date.  In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we expect to receive, among others.  As required, we accounted for these acquired loans in accordance with guidance for certain loans acquired in a transfer when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and cash flows we expect to collect is the non-accretable difference.    We established a credit risk related non-accretable difference of $12.7 million relating to these impaired loans, reflected in the recorded net fair value.  We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $2.6 million on the acquisition date relating to these impaired loans.

5.                            LOANS (Continued)

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans from MB&T and WSB as of June 30, 2013.

Acquired Loans as of June 30, 2013

June 30, 2013	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable Yield	Loans Receivable
Business loans risk rated 4 at acquisition	$232,661	$34,225	$198,436	$—	$198,436
Business loans risk rated 5 at acquisition	41,592	25,558	16,034	21	16,013
Business loans risk rated 6 at acquisition	299,840	186,961	112,879	10,091	102,788
Total business loans	574,093	246,744	327,349	10,112	317,237
Real estate loans risk rated 4 at acquisition	10,815,755	2,790,563	8,025,192	645,489	7,379,703
Real estate loans risk rated 5 at acquisition	10,315,769	3,623,378	6,692,391	633,851	6,058,540
Real estate loans risk rated 6 at acquisition	35,046,950	16,557,298	18,489,652	1,356,369	17,133,283
Real estate loans risk rated 7 at acquisition	424,109	128,164	295,945	(60,762)	356,707
Total real estate loans	56,602,583	23,099,403	33,503,180	2,574,947	30,928,233
Total impaired loans acquired	$57,176,676	$23,346,147	$33,830,529	$2,585,059	$31,245,470

Accretable Yield
Beginning balance December 31, 2012	$—
Additions due to WSB acquisition	2,644,163
Accreted to income	(632,786)
Reclassification from non-accretable (1)	573,682
Ending balance June 30, 2013	$2,585,059

Non-Accretable Yield Discount
Beginning balance December 31, 2012	$11,566,860
Additions due to WSB acquisition	12,672,309
Reclassification to accretable (1)	(573,682)
Foreclosure Sales	(129,340)
Transferred to OREO	(190,000)
Ending balance June 30, 2013	$23,346,147

(1) Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of December 31, 2012.

5.                            LOANS (Continued)

Acquired Impaired Loans as of December 31, 2012

December 31, 2012	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Loans Receivable
Business loans risk rated 4 at acquisition	$1,371,081	$205,662	$1,165,419	$1,165,419
Business loans risk rated 5 at acquisition	50,153	42,882	7,271	7,271
Business loans risk rated 6 at acquisition	87,422	52,030	35,392	35,392
Total business loans	1,508,656	300,574	1,208,082	1,208,082
Real estate loans risk rated 4 at acquisition	3,526,864	482,256	3,044,608	3,044,608
Real estate loans risk rated 5 at acquisition	3,474,335	1,706,877	1,767,458	1,767,458
Real estate loans risk rated 6 at acquisition	16,420,887	9,077,153	7,343,734	7,343,734
Total real estate loans	23,422,086	11,266,286	12,155,800	12,155,800
Total impaired loans acquired	$24,930,742	$11,566,860	$13,363,882	$13,363,882

Accretable Yield
Beginning balance December 31, 2011	$—
Accreted to income	(3,343,955)
Reclassification from non-accretable (1)	3,343,955
Ending balance December 31, 2012	$—

Non-Accretable Difference
Beginning balance December 31, 2011	$15,589,150
Reclassification to accretable (1)	(3,343,955)
Charge off	(76,648)
Transferred to OREO	(601,687)
Ending balance December 31, 2012	$11,566,860

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

Characteristics of such credits should include: (a) sound primary and secondary repayment sources; (b) strong debt capacity and coverage; and (c) good management in all key positions.  A credit secured by a properly margined portfolio of marketable securities, but with some portfolio concentration, also would qualify for this risk rating.  Additionally, individuals with significant liquidity, low leverage and a defined source of repayment would fall within this risk rating.

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

•                  Risk rating 4 (Pass/Watch) loans exhibit all the characteristics of a loan graded as a “3” with the exception that there is a greater than normal concern that an external factor may impact the viability of the borrower at some later date; or that the Bank is uncertain if the borrower has adequate financial resources to repay because of the lack of financial information available. We will generally grant this risk rating to credits that require additional monitoring such as construction loans, SBA loans and other loans deemed in need of additional monitoring.

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

The following table outlines the allocation of allowance for loan losses by risk rating.

June 30, 2013	Account Balance			Allocation of Allowance for Loan Losses
Risk Rating	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass (1-4)	$494,667,447	$244,784,408	$739,451,855	$3,391,731	$—	$3,391,731
Special Mention (5)	15,987,357	9,235,133	25,222,490	428,925	—	428,925
Substandard (6)	5,460,277	20,195,292	25,655,569	25,000	391,624	416,624
Doubtful (7)	—	30,995	30,995	—	—	—
Loss (8)	—	—	—	—	—	—
Total	$516,115,081	$274,245,828	$790,360,909	$3,845,656	$391,624	$4,237,280

December 31, 2012	Account Balance			Allocation of Allowance for Loan Losses
Risk Rating	Legacy	Acquired	Total	Legacy	Acquired	Total
Pass (1-4)	$445,568,013	$121,201,919	$566,769,932	$3,131,046	$—	$3,131,046
Special Mention (5)	14,182,357	3,716,126	17,898,483	392,677	—	392,677
Substandard (6)	5,494,540	7,853,337	13,347,877	125,000	316,624	441,624
Doubtful (7)	—	—	—	—	—	—
Loss (8)	—	—	—	—	—	—
Total	$465,244,910	$132,771,382	$598,016,292	$3,648,723	$316,624	$3,965,347

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2013 and 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

5.                            LOANS (Continued)

Three Months Ended June 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,887,769	$784,024	$240,959	$140,195	$4,052,947
Provision for loan losses	(266,540)	140,365	7,579	(23,028)	(141,624)
Provision for loan losses for loans acquired with deteriorated credit quality	341,624	—	—	—	341,624
Recoveries	10,303	7,093	—	13,768	31,164
	2,973,156	931,482	248,538	130,935	4,284,111
Loans charged off	—	(46,785)	—	(46)	(46,831)
Ending Balance	$2,973,156	$884,697	$248,538	$130,889	$4,237,280

Six Months Ending June 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Provision for loan losses	(243,887)	254,035	(390)	(26,382)	(16,624)
Provision for loan losses for loans acquired with deteriorated credit quality	416,624	—	—	—	416,624
Recoveries	41,686	24,089	—	36,442	102,217
	3,041,007	1,034,078	248,538	143,941	4,467,564
Loans charged off	(67,851)	(149,381)	—	(13,052)	(230,284)
Ending Balance	$2,973,156	$884,697	$248,538	$130,889	$4,237,280
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$25,000	$—	$—	$—	$25,000
Collectively evaluated for impairment	2,556,532	884,697	248,538	130,889	3,820,656
Acquired Loans:
Individually evaluated for impairment	391,624	—	—	—	391,624
Ending balance	$2,973,156	$884,697	$248,538	$130,889	$4,237,280

5.                            LOANS (Continued)

Three Months Ended June 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,606,363	$736,076	$308,656	$136,204	$3,787,299
Provision for loan losses	325,567	63,676	(14,481)	238	375,000
Provision for loan losses for loans acquired with deteriorated credit quality	—	—	—	—	—
Recoveries	7,728	7,831	—	21,982	37,541
	2,939,658	807,583	294,175	158,424	4,199,840
Loans charged off	(46,511)	(29,012)	—	(14,856)	(90,379)
Ending Balance	$2,893,147	$778,571	$294,175	$143,568	$4,109,461

Six Months Ending June 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	1,081,590	(87,981)	(271,065)	27,456	750,000
Provision for loan losses for loans acquired with deteriorated credit quality	—	—	—	—	—
Recoveries	12,975	31,933	—	48,667	93,575
	3,217,633	866,262	294,175	206,776	4,584,846
Loans charged off	(324,486)	(87,691)	—	(63,208)	(475,385)
Ending Balance	$2,893,147	$778,571	$294,175	$143,568	$4,109,461
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$615,489	$110,121	$—	$—	$725,610
Collectively evaluated for impairment	2,277,658	668,450	294,175	143,568	3,383,851
Acquired Loans:
Individually evaluated for impairment	—	—	—	—	—
Ending balance	$2,893,147	$778,571	$294,175	$143,568	$4,109,461

We individually evaluate all legacy substandard loans risk rated six, certain legacy special mention loans risk rated five and all legacy TDRs for impairment. We individually evaluate all acquired loans that we risk rated substandard six subsequent to the acquisition, certain acquired special mention loans risk rated five and all acquired TDRs for impairment. We also evaluate all loans acquired and recorded at fair value under ASC 310-30 for impairment.

Our recorded investment in loans at June 30, 2013 and 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

5.                            LOANS (Continued)

June 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$499,122	$—	$—	$—	$499,122
Individually evaluated for impairment without specific reserve	3,275,454	1,685,700	—	—	4,961,154
Collectively evaluated for impairment with reserve	401,243,435	99,268,982	7,060,527	2,874,064	510,447,008
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	1,603,144	—	—	—	1,603,144
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	31,153,510	764,372	—	—	31,917,882
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	228,726,807	11,024,500	—	1,181,292	240,932,599
Ending balance	$666,501,472	$112,743,554	$7,060,527	$4,055,356	$790,360,909

June 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$731,611	$—	$—	$—	$731,611
Individually evaluated for impairment without specific reserve	11,932,555	360,931	—	—	12,293,486
Collectively evaluated for impairment with reserve	320,731,956	83,722,209	8,243,260	3,169,396	415,866,821
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	716,000	220,243	—	—	936,243
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	—	—	—
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	130,685,885	14,568,294	—	1,339,726	146,593,905
Ending balance	$464,798,007	$98,871,677	$8,243,260	$4,509,122	$576,422,066

6.                                      OTHER REAL ESTATE OWNED

At June 30, 2013 and December 31, 2012, the fair value of other real estate owned was $5,396,654 and $3,719,449, respectively.  As a result of the acquisitions of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

6.                                      OTHER REAL ESTATE OWNED (continued)

The following outlines the transactions in other real estate owned during the period.

Six months ended June 30, 2013	Legacy	Acquired	Total
Beginning balance	$1,651,229	$2,068,220	$3,719,449
Acquired from WSB Holdings, Inc.	—	4,224,172	4,224,172
Transferred in	—	233,580	233,580
Investment in improvements	—	—	—
Write down in value	—	(66,600)	(66,600)
Sales/deposits on sales	(725,484)	(1,787,239)	(2,512,723)
Net realized gain (loss)	(200,454)	(770)	(201,224)
Total end of period	$725,291	$4,671,363	$5,396,654

7.                                      EARNINGS PER COMMON SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average number of shares	8,505,016	6,828,452	7,681,337	6,824,673
Dilutive average number of shares	8,609,164	6,905,041	7,776,679	6,871,727

8.                                      STOCK BASED COMPENSATION

We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  We recognize compensation expense related to stock based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award.  For the six months ended June 30, 2013 and 2012, we recorded stock-based compensation expense of $133,848 and $85,860, respectively. For the three months ending June 30, 2013 and 2012, we recorded stock-based compensation expense of $50,186 and $55,631, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the six months ended June 30, 2013 and 2012, we recognized $28,281 and $15,097, respectively, of tax benefits associated with the portion of the expense that was related to the issuance of non-qualified options.

We have two equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the equity incentive plans.  As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years.  We recognize the compensation expense associated with these grants over their respective vesting periods.  At June 30, 2013, there was $284,977 of

8.                                      STOCK BASED COMPENSATION (CONTINUED)

total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 1.5 years.  As of June 30, 2013, there were 103,153 shares remaining available for future issuance under the equity incentive plans.  Directors and officers exercised 58,948 options during the six month period ended June 30, 2013, as compared to no options exercised during the six month period ended June 30, 2012.

A summary of the stock option activity during the six month periods follows:

	June 30,
	2013		2012
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	398,958	$8.71	325,331	$8.65
Options granted	52,712	12.04	79,627	8.00
Options exercised	(58,948)	8.65	—	—
Options forfeited	(14,539)	9.70	(2,000)	8.00
Outstanding, end of period	378,183	$9.14	402,958	$8.52

Information related to options at June 30, 2013 follows:

	Outstanding options			Exercisable options
Exercise price	Number of shares at June 30, 2013	Weighted average remaining term	Weighted average exercise price	Number of shares at June 30, 2013	Weighted average exercise price
$6.30-$7.50	67,764	5.83	$6.51	67,764	$6.51
$7.51-$8.75	111,472	7.48	7.91	76,134	7.86
$8.76-$9.95	33,660	1.16	9.74	33,660	9.74
$9.96-$12.04	165,287	5.31	10.93	119,300	10.64
	378,183	5.67	$9.14	296,858	$8.88

Intrinsic value of outstanding options where the market value exceeds the exercise price.		$1,531,404

Intrinsic value of exercisable options where the market value exceeds the exercise price		$1,278,765

During the six months ended June 30, 2013 and 2012, we granted 8,382 and 10,947 restricted common stock awards, respectively.  During the period ended June 30, 2013, 2,031 restricted shares were forfeited and there were no restricted shares forfeited for the six month period ending June 30, 2012.   The following table provides a summary of the restricted stock awards during the six month period and their vesting schedule.

8.                                      STOCK BASED COMPENSATION (CONTINUED)

	June 30,		June 30,
	2013		2012
		Weighted		Weighted
		average		average
	Number	grant date	Number	grant date
	of shares	fair value	of shares	fair value
Nonvested, beginning of period	16,210	$7.70	15,691	$7.41
Restricted stock granted	8,382	12.04	10,947	8.00
Restricted stock vested	(9,225)	7.52	(6,788)	7.34
Restricted stock forfeited	(2,031)	9.44	(520)	8.00
Nonvested, end of period	13,336	$10.29	19,330	$7.75

Total fair value of shares vested	$69,347		$49,853

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$248,130		$112,426

Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$72,228		$69,713

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule
of
Unvested Restricted Stock
Awards
June 30, 2013

Vesting Date	# of Restricted Shares
12/31/2013	3,900
1/27/2014	3,725
1/26/2015	1,969
2/27/2016	3,742
Total Issued	13,336

9.                                      FAIR VALUE MEASUREMENTS

On January 1, 2008, we adopted FASB ASC Topic 820 Fair Value Measurements and Disclosures, which defines fair value as the price that participants would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow

9.                                      FAIR VALUE MEASUREMENTS (continued)

for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

We value investment securities classified as available for sale and Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis.  We value treasury securities and SLMA equity securities under Level 1, and collateralized mortgage obligations, agency securities, government sponsored entity securities, and some agency securities under Level 2.  At June 30, 2013 and December 31, 2012, we established values for available for sale investment securities as follows (000’s);

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2013 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale, Treasury securities and Sallie Mae	$1,521	$1,521	$—	$—	$—
Available-for-sale, all other investment securities	182,670	—	182,670	—	—
	$188,956	$1,521	$187,435	$—	$—

	At December 31, 2012 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale, Treasury Securities and Sallie Mae	$1,609	$1,609	$—	$—	$—
Available-for-sale, all other investment securities	170,290	—	170,290	—	—
	$171,899	$1,609	$170,290	$—	$—

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

9.                                      FAIR VALUE MEASUREMENTS (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2013 are included in the table below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At June 30, 2013 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:
Real Estate
Commercial	$1,333	$—	$—	$1,333
Residential	1,055	—	—	1,055
Acquired:
Real Estate
Commercial	5,817	—	—	5,817
Construction	100			100
Residential	9,183	—	—	$9,183
Commercial	363	—	—	363

Total Impaired Loans	17,851	—	—	17,851

Real estate acquired in settlement of loans:
Legacy:
Real Estate
Commercial	$725	$—	$—	$725
Acquired:
Real Estate
Commercial	$3,340	$—	$—	$3,340
Residential	1,332	—	—	1,332
Total Real estate acquired in settlement of loans:	5,397	—	—	5,397

Total	$23,248	$—	$—	$23,248

9.                                      FAIR VALUE MEASUREMENTS (continued)

	At December 31, 2012 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:
Real Estate
Commercial	$1,724	$—	$—	$1,724
Residential	592	—	—	592
Acquired:
Real Estate
Commercial	1,401	—	—	1,401
Construction	100		—	100
Residential	1,798	—	—	$1,798
Commercial	1,488	—	—	1,488

Total Impaired Loans	7,103	—	—	7,103
				.
Real estate acquired in settlement of loans:
Legacy:
Real Estate
Commercial	$1,651	$—	$—	$1,651
Acquired:
Real Estate
Commercial	$1,879	$—	$—	$1,879
Residential	189	—	—	189
Total Real estate acquired in settlement of loans:	3,719	—	—	3,719

Total	$10,822	$—	$—	$10,822

As of June 30, 2013 and December 31, 2012, we estimated the fair value of impaired assets using Level 3 inputs to be $23.2 million and $3.7 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 10%.  As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).  The increase in level 3 is due non-accrual loans, TDRs, and other real estate in the recent acquisition of WSB.

We use the following methodologies for estimating fair values of financial instruments that we do not measure on a recurring basis.  The estimated fair values of financial instruments equal the carrying value of the instruments except as noted.

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Loans-We estimate the fair value of loans by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories.  We then adjust this calculated amount for any credit impairment

9.                                      FAIR VALUE MEASUREMENTS (continued)

Loans held for Sale- Loans held for sale are carried at the lower of cost or market value.  The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

Investment Securities- We base the fair values of investment securities upon quoted market prices or dealer quotes.

Equity Securities- Equity Securities are carried at cost which approximates fair value.

Bank Owned Life Insurance - The carrying amount of Bank Owned Life Insurance (“BOLI”) purchased on a group of officers is a reasonable estimate of fair value.   BOLI is an insurance product that provides an effective way to offset current employee benefit costs.

Accrued Interest Receivable and Payable- The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.

Interest bearing deposits-The fair value of demand deposits and savings accounts is the amount payable on demand.  We estimate the fair value of fixed maturity certificates of deposit using the rates currently offered for deposits of similar remaining maturities.

Non-Interest bearing deposits- The fair value of non-interest bearing accounts is the amount payable on demand at the reporting date.

Long and short term borrowings- The fair value of long and short term fixed rate borrowings is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

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

	June 30, 2013 (In thousands)				December 31, 2012 (In thousands)
		Quoted Prices	Significant	Significant		Quoted Prices	Significant	Significant
		in Active	Other	Other		in Active	Other	Other
	Carrying	Markets for	Observable	Unobservable	Carrying	Markets for	Observable	Unobservable
	Amount	Identical Assets	Inputs	Inputs	Amount	Identical Assets	Inputs	Inputs
	(000’s)	(Level 1)	(Level 2)	(Level 3)	(000’s)	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$53,937	$53,737	$—	$—	$28,691	$28,691	$—	$—
Loans receivable, net	787,172	—	—	799,016	595,145	—	—	599,320
Loans held for sale	4,765		4,938
Investment securities:
Available for sale	184,191	—	184,191	—	169,079	—	169,079	—
Equity Securities	3,709		3,709		3,615		3,615
Bank Owned Life Insurance	30,135	—	30,135	—	16,869	—	16,869	—
Accrued interest receivable	1,184		1,184	2,440	1,031		1,031	1,608

Liabilities:
Deposits:
Non-interest-bearing	213,571	—	213,571	—	188,896	—	188,896	—
Interest bearing	781,969	—	784,463	—	546,563	—	554,778	—
Short term borrowings	28,818	—	28,818	—	37,905	—	37,905	—
Long term borrowings	6,143		6,396		6,192		6,488
Accrued Interest payable	259		259		547		547

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

ASU 2013-02 “Comprehensive Income, (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” amends the recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 was effective January 1, 2013 and it did not have an impact on our financial statements.  The required disclosure is included on our Consolidated Statement of Comprehensive Income,  which represents unrealized holding gains and losses, net of tax, on our investment securities reported at fair value as determined by quoted market prices.  The line item affected in the consolidated statements of income by the reclassified amounts is gain on sales or calls of investment securities.

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $612,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 73% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T).

On May 10, 2013, we acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB).  This acquisition created the fifth largest independent commercial bank based in Maryland, with assets of more than $1.1 billion and with 23 full service branches serving five counties.  Since the acquisition, teams from both institutions have worked diligently to join the two organizations.

Summary of Recent Performance and Other Activities

Our net income available to common stockholders decreased $2.1 million for a net loss of $84,285 for the three months ended June 30, 2013, compared to net earnings of $2.0 million for the three months ended June 30, 2012.  Loss was $0.01 per basic and diluted common share for the three months ended June 30, 2013 compared to earnings of $0.30 and $0.29, respectively, per basic and diluted common share for the same period in 2012.  This decrease is primarily the result of $2.9 million of merger related expenses incurred during the second quarter of 2013.  These merger related expenses were primarily related to legal fees, investment banking fees, severance and charges associated with the termination of WSB’s core data processing contract in connection with our acquisition of WSB Holdings.  Earnings were $1.2 million, or $0.16 and $0.15 per basic and diluted share, for the six months ended June 30, 2013, compared with $3.8 million, or $0.55 per basic and diluted share for the same six month period last year.  The decrease is primarily the result of an increase in non-interest expenses which includes the $2.9 million merger and integration expenses.

The following highlights contain additional financial data and events that have occurred during the three and six months ended June 30, 2013:

•                  The merger with WSB Holdings became effective May 10, 2013, causing total assets to grow to $1.1 billion at June 30, 2013 compared to $861.9 million at December 31, 2012.

•                  Total loans grew $192.0 million or 32.27% during the six months ended June 30, 2013, to $787.2 million at June 30, 2013 compared to $595.1 million at December 31, 2012, primarily as a result of the acquisition of WSB Holdings.

•                  Non-interest bearing deposits grew $24.7 million, or 13.07%, and interest bearing deposits grew $235.4 million, or 43.07%, during the six months ended June 30, 2013 compared to their respective balances at December 31, 2012, primarily as a result of the acquisition of WSB Holdings.

•                  Our asset quality remained strong:

•                  At June 30, 2013, we had four legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $1.9 million.

•                  At June 30, 2013, we had 105 acquired loans (loans acquired from MB&T and WSB pursuant to the mergers) on non-accrual status totaling $14.8 million.

•                  At June 30, 2013, we had accruing legacy loans past due between 30 and 89 days in the amount of $2.6 million and $0 accruing legacy loans 90 or more days past due.

•                  At June 30, 2013, we had accruing acquired loans totaling $3.6 million past due between 30 and 89 days and one accruing acquired loan of $8,056 that is 90 or more days past due.

•                  We ended the second quarter of 2013 with a book value of $10.93 per common share and a tangible book value of $9.65 per common share.

•                  We maintained liquidity and by all regulatory measures remained “well capitalized”.

•                  We decreased the provision for loan losses by $350,000 during the six month period as compared to the six months ended June 30, 2012.

•                  We recognized a loss, net of taxes, on our investment in Pointer Ridge of approximately $11,500 and $24,600, respectively, for the three and six month periods ended June 30, 2013.

On May 11, 2013, all five WSB branches were rebranded as Old Line Bank branches.  The data processing and accounting systems are scheduled to be consolidated during the fourth quarter of 2013.  As discussed below, during the second quarter of 2013, we also substantially completed the assessment and recordation on our financial statements of WSB Holdings’ assets and liabilities at fair value as required by current accounting guidance.  We have retained, and expect to continue to retain, all of WSB’s branches, and the branch personnel with severance of employees occurring at WSB’s operations, accounting and executive offices.  We are pleased to have the remaining WSB personnel as part of the Old Line Bank team and anticipate that they will be a significant contributor to our success.

Pursuant to the merger agreement, the stockholders of WSB Holdings received approximately 2.9 million shares of Old Line Bancshares common stock and aggregate cash consideration of $16.7 million.  The total merger consideration was $54.7 million based on recent trading prices of Old Line Bancshares’ common stock at the time of the merger.  Included in Note 3 to the consolidated financial statements is additional discussion about the WSB Holdings acquisition.

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

During the first quarter of 2013, we opened a loan production office located at 12501 Prosperity Drive, Suite 215, Silver Spring, in Montgomery County, Maryland.  We have hired a Senior Vice President with over 30 years of banking experience to lead this office.  This office will allow us to expand our services to the Montgomery County market.  We anticipate that the individuals in this office will generate sufficient interest and non-interest income during 2013 and beyond to more than offset the cost associated with this office.

During the first six months of 2013, we sold eight properties that we obtained through foreclosure.  With the sale of these properties, we recorded a $201,224 loss on sales of other real estate owned.  We expect that the sale of these properties will reduce future legal and maintenance costs.

In accordance with accounting for business combinations, during the second quarter of 2013, we recorded the acquired assets and liabilities of WSB at their estimated fair value on May 10, 2013, the acquisition date.  The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable discount.  We will recognize the accretable discount as interest income over the remaining term of the loan.  The non-accretable discount will be adjusted based on subsequent increases or decreases to the expected cash flows and will result in either an increase to accretion income or provisions for loan losses, respectively.  The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by $26,222 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Our combined total accretion of the loan marks, along with other fair value adjustments, for both MB&T and WSB favorably impacted out net interest income by $300,116 and $540,592 for the three and six months ended June 30, 2013.

The following summarizes the highlights of our financial performance for the three and six month period ended June 30, 2013 compared to same periods in 2012 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)
	2013	2012	$ Change	% Change

Net income available to common stockholders	$(84)	$2,019	$(2,103)	(104.16)%
Interest revenue	10,308	9,764	544	5.57
Interest expense	1,104	1,300	(196)	(15.08)
Net interest income after provision for loan losses	9,003	8,088	915	11.31
Non-interest revenue	1,153	965	188	19.48
Non-interest expense	10,535	6,068	4,467	73.62
Average total loans	721,223	558,859	162,364	29.05
Average interest earning assets	904,597	729,382	175,215	24.02
Average total interest bearing deposits	686,544	524,539	162,005	30.89
Average non-interest bearing deposits	205,050	181,789	23,261	12.80
Net interest margin (1)	4.28%	4.84%
Return on average equity	(0.35)%	12.27%
Basic earnings per common share	$(0.01)	$0.30	$(0.31)	(103.33)
Diluted earnings per common share	(0.01)	0.29	(0.30)	(103.45)

	Six months ended June 30,
	(Dollars in thousands)
	2013	2012	$ Change	% Change

Net income available to common stockholders	$1,202	$3,785	$(2,583)	(68.24)%
Interest revenue	19,125	18,866	259	1.37
Interest expense	2,074	2,640	(566)	(21.44)
Net interest income after provision for loan losses	16,651	15,476	1,175	7.59
Non-interest revenue	2,381	1,875	506	26.99
Non-interest expense	17,616	11,776	5,840	49.59
Average total loans	663,782	554,227	109,555	19.77
Average interest earning assets	838,758	721,796	116,962	16.20
Average total interest bearing deposits	619,967	523,081	96,886	18.52
Average non-interest bearing deposits	196,305	173,196	23,109	13.34
Net interest margin (1)	4.32%	4.67%
Return on average equity	2.89%	11.59%
Basic earnings per common share	$0.16	$0.55	$(0.39)	(70.91)%
Diluted earnings per common share	0.15	0.55	(0.40)	(72.73)

(1) See “Reconciliation of Non-GAAP Measures”

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include collecting payments on non-accrual and past due loans, profitably disposing of other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded in Prince George’s County and Anne Arundel County, Maryland and, through the acquisition of Maryland Bankcorp, in Charles County and into St. Mary’s and Calvert Counties, Maryland.  The acquisition of WSB Holdings will continue to further enhance our presence in Charles, Prince George’s and Anne Arundel counties.

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

We may take advantage of strategic opportunities presented to us via mergers occurring in our marketplace.  For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers.  We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp and WSB Holdings.

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington, D.C. market, including through the  new branches we acquired in the WSB acquisition and the attendant increased penetration into the Charles, Prince George’s and Anne Arundel County markets.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that high unemployment and growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.   We believe that we are well positioned to capitalize on the opportunities that may become available in the current economy as well as a healthier economy.

If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during the remainder of 2013.  We also believe that we will be able to maintain our current level of net interest margins during the remainder of 2013.  As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will continue to increase during the remainder of 2013, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and other operating expenses will be higher in 2013 than they were in 2012 due to the acquisition of WSB Holdings.  We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.  Due to the merger with WSB Holdings, until final conversion we anticipate that merger related expenses may cause earnings to be lower than would otherwise be expected.  However, merger related costs in connection with the WSB Holdings merger should be substantially lower going forward than those incurred to date and we anticipate that the merger will be accretive to earnings by the first quarter of 2014.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’  Form 10-K for the fiscal year ended December 31, 2012, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, business combinations and accounting for acquired loans, and estimation of fair value.

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

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Net interest income before provision for loan losses for the three months ended June 30, 2013 increased $740 thousand or 8.75% to $9.2 million from $8.5 million for the same period in 2012.  As discussed below and outlined in detail in the Rate/Volume Analysis, this increase was the result of an increase in average interest earning assets, partially offset by a decrease in yield on such assets, and a decline in interest paid on interest bearing liabilities.  The accretion of the fair value and credit quality negatively impacted net interest income.  This decrease is primarily due to a lower dollar value of impaired loans that we acquired from MB&T that was repaid during the three month period ending June 30, 2013 relative to the same three months last year, which caused a lower accretion of fair value adjustments.  Although we continued to receive faster than expected repayment of the impaired loans that we acquired from MB&T, the rate of repayment was significantly slower than it was during the second quarter of 2012.

A competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets during the three months ended June 30, 2013, however, the low market yields on interest bearing assets that resulted in the decrease in interest income had a much greater impact on, and continue to negatively impact, net interest income.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively stable net interest margin.

Total interest revenue increased $543,907, or 5.57%, to $10.3 million during the three months ended June 30, 2013 compared to $9.8 million during the three months ended June 30, 2012.  As noted above, we offset the effect on interest income and net interest income caused by the low rate environment by growing total average interest earning assets by $175.2 million or 24.03% to $904.6 million for the three months ended June 30, 2013 from $729.4 million for the three months ended June 30, 2012, as well as by changes in the mix of our interest-earning assets. The increase is partially due to the income on the loans and investments acquired in the WSB Holdings transaction.

Total interest expense decreased $195,884, or 15.08%, to $1.1 million during the three months ended June 30, 2013 from $1.3 million for the same period in 2012, as a result of the decrease in the average interest rate paid on interest bearing liabilities partially offset by an increase in the average volume of interest bearing liabilities, primarily interest bearing deposits.  The average rate paid on interest bearing liabilities decreased to 0.56% during the three months ended June 30, 2013 compared to 0.83% during the three months ended June 30, 2012, while average interest bearing deposits increased $162.0 million or 30.89% to $686.5 million for the three months ended June 30, 2013 from $524.5 million for the three months ended June 30, 2012.

The growth in average interest earning assets and interest bearing deposits was primarily the result of the acquisition of WSB Holdings, but we also experienced organic growth in both these areas as a result of increased name recognition in our market place, including as a result of the acquisition, and our business development efforts.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the acquisition of WSB and the growth generated from our branch network and commercial loan officers, our average non-interest bearing deposits increased $23.3 million to $205.1 million from $181.8 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

Our net interest margin was 4.28% for the three months ended June 30, 2013 compared to 4.84% for the three months ended June 30, 2012.  The yield on average interest earning assets decreased 79 basis points during the period from 5.56% for the quarter ended June 30, 2012 to 4.77% for the quarter ended June 30, 2013.  Forty nine basis points of this decrease was primarily because we had a lower dollar value of impaired loans that we acquired from MB&T that were repaid during the 2013 period relative to the same quarter last year which caused a lower accretion of fair value adjustments.  This, coupled with re-pricing in the loan portfolio and slightly lower yields on new loans, caused the average loan yield to decline.

During the three months ended June 30, 2013 and 2012, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, albeit at a lower dollar value during the 2013 period than we accomplished during the same period last year.  These payments were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  This decrease is primarily due to a lower dollar value of impaired loans that we acquired from MB&T that was repaid during the three month period ending June 30, 2013 relative to the same three months last year, which caused a lower accretion of fair value adjustment.

Total fair value accretion decreased for the three months ending June 30, 2013 as compared to June 30, 2012 primarily due to one real estate loan that was paid off during last year representing approximately $683,000 in accretion. The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Three months ended June 30,
	2013		2012
	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$38,933	0.02%	$42,718	0.02%
Mortgage loans(1)	173,261	0.07	1,007,812	0.56
Consumer loans	2,876	0.00	1,899	0.00
Interest bearing deposits	85,046	0.05	57,081	0.03
Total Fair Value Accretion	$300,116	0.14%	$1,109,510	0.61%

(1) In 2013, we reclassified mortgage loans totaling $873,918 to commercial loans, the impact of this reclassification was immaterial to prior period net interest income or financial condition. Therefore, we did not adjust prior period information.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended June 30, 2013 and 2012, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2013			2012
	Average			Average
Three months ended June 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$6,778,841	1,784	0.11%	$4,568,009	$1,892	0.17
Interest bearing deposits	199,541	61	0.12	4,150,881	2,593	0.25
Investment securities(1)(2)
U.S. treasury	1,248,692	452	0.15	1,248,504	2,518	0.81
U.S. government agency	44,930,315	143,760	1.28	24,448,432	96,418	1.59
Mortgage backed securities	67,906,312	329,618	1.95	90,311,537	592,725	2.64
Municipal securities	62,664,327	722,819	4.63	45,842,852	615,460	5.40
Other	3,810,214	66,256	6.97	3,918,725	44,590	4.58
Total investment securities	180,559,860	1,262,905	2.81	165,770,050	1,351,711	3.28
Loans: (1) (3)
Commercial	107,248,011	1,218,133	4.56	98,576,116	1,248,050	5.09
Mortgage	602,442,723	8,111,491	5.40	447,080,254	7,295,222	6.56
Consumer	11,532,159	167,054	5.81	13,203,045	175,867	5.36
Total loans	721,222,893	9,496,678	5.28	558,859,415	8,719,139	6.27
Allowance for loan losses	4,164,025	—		3,966,131	—
Total loans, net of allowance	717,058,868	9,496,678	5.31	554,893,284	8,719,139	6.32
Total interest earning assets(1)	904,597,110	10,761,428	4.77	729,382,224	10,075,335	5.56
Non-interest bearing cash	45,762,911			34,172,441
Premises and equipment	31,016,913			23,764,947
Other assets	54,183,237			38,545,122
Total assets	$1,035,560,171			$825,864,734
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$120,544,161	34,111	0.11	$63,030,500	52,191	0.33
Money market and NOW	199,830,570	150,155	0.30	130,191,323	132,772	0.41
Other time deposits	366,169,375	780,689	0.86	331,317,176	902,237	1.10
Total interest bearing deposits	686,544,106	964,955	0.56	524,538,999	1,087,200	0.83
Borrowed funds	41,494,215	139,472	1.35	46,432,730	213,111	1.85
Total interest bearing liabilities	728,038,321	1,104,427	0.61	570,971,729	1,300,311	0.92
Non-interest bearing deposits	205,050,472			181,789,188
	933,088,793			752,760,917
Other liabilities	6,624,502			6,172,023
Non-controlling interest	369,671			423,568
Stockholders’ equity	95,477,205			66,508,226
Total liabilities and stockholders’ equity	$1,035,560,171			$825,864,734
Net interest spread(1)			4.16			4.64
Net interest income and Net interest margin(1)		$9,657,001	4.28%		$8,775,024	4.84

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

(3)         Average non-accruing loans for the three month periods ended June 30, 2013 and 2012 were $11,595,235 and $6,637,043, respectively. There was no non-accrual interest included in interest income.

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended June 30, 2013 and 2012.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended June 30,
	2013 compared to 2012
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(108)	$(1,457)	$1,349
Interest bearing deposits	(2,532)	(1,729)	(803)
Investment Securities(1)
U.S. treasury	(2,066)	(2,067)	1
U.S. government agency	47,342	(54,749)	102,091
Mortgage backed securities	(263,107)	(212,923)	(50,184)
Municipal securities	107,359	(210,834)	318,193
Other	21,666	23,828	(2,162)
Loans:(1)
Commercial	(29,917)	(207,005)	177,088
Mortgage	816,269	(2,865,906)	3,682,175
Consumer	(8,813)	26,087	(34,900)
Total interest revenue (1)	686,093	(3,506,755)	4,192,848

Interest bearing liabilities
Savings	(18,079)	(84,443)	66,364
Money market and NOW	17,383	(83,206)	100,589
Other time deposits	(121,548)	(278,560)	157,012
Borrowed funds	(73,639)	(67,046)	(6,593)
Total interest expense	(195,883)	(513,255)	317,372

Net interest income(1)	$881,976	$(2,993,500)	$3,875,476

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Net interest income before provision for loan losses for the six months ended June 30, 2013 increased $825 thousand or 5.08% to $17.1 million from $16.2 million for the same period in 2012. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of a decline in interest paid on interest bearing liabilities and growth in average interest earning assets partially offset by the decrease of $1.1 million in the yield on such assets.  The accretion of the fair value and credit quality adjustments negatively impacted net interest income as compared to the same period last year

As with the three month period discussed above, a competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets.  Although this caused low market yields that continue to negatively impact net interest income, the relatively stable rate environment has allowed us to continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.

Total interest revenue increased $259 thousand, or 1.38%, to $19.1 million during the six months ended June 30, 2013 from $18.9 million during the same period of 2012.  We offset the effect of lower loan and investment yields on net interest income caused by the low rate environment primarily by growing total average interest earning assets $117.0 million or 16.21% to $838.8 million for the six months ended June 30, 2013 from $721.8 million for the six months ended June 30, 2012.

Total interest expense decreased $566 thousand, or 21.45%, to $2.0 million during the six months ended June 30, 2013 from $2.6 million during the same period last year, as a result of a decrease in the interest rate paid on interest bearing liabilities partially offset by an increase in the average volume of interest bearing liabilities. Growth in average interest bearing deposits, which increased to $620.0 million for the six months ended June 30, 2013 from $523.1 million for the six months ended

June 30, 2012, was the primary cause of the growth in interest bearing liabilities, while the average rate paid on interest bearing liabilities decreased to 0.63% during the six months ended June 30, 2013 compared to 0.93% during the six months ended June 30, 2012.

The growth in both average interest earning assets and interest bearing deposits was primarily a result of the acquisition of WSB in May 2013, but as with the three month period ending June 30, 2013, we also saw organic growth in both interest earning assets and interest bearing deposits.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the WSB Holdings acquisition and growth generated from our branch network and lenders, our average non-interest bearing deposits increased $23.1 million to $196.3 million during the six months ended June 30, 2013 from $173.2 million during the same period last year.

Our net interest margin was 4.32% for the six months ended June 30, 2013 compared to 4.67% for the six months ended June 30, 2012.  The yield on average interest earning assets decreased 60 basis points during the six month period from 5.41% for the six months ended June 30, 2012 compared to 4.82% for the six months ended June 30, 2013.  This decrease is primarily due to a lower dollar value of impaired loans that we acquired from MB&T that was repaid during the six month period ending June 30, 2013 relative to the same six months last year, which caused a lower accretion of fair value adjustments.  Re-pricing in the loan portfolio and slightly lower yields on our new loans also caused the average loan yield to decline.  The decline in the yield on interest bearing liabilities was the result of a decline in rates paid on money market, NOW and other time deposits. The accretion of fair value adjustments on certificates of deposits acquired from MB&T and WSB also slightly reduced the yield paid on other time deposits.

With the branches acquired in the WSB Holdings acquisition and our increased presence in Anne Arundel, Charles, and Prince George’s counties, we anticipate that we will be able to continue to grow earning assets and deposits during the remainder of 2013.  We also believe that we will maintain our current level of net interest margin for the remainder of 2013, although we will not be able to maintain this net interest margin if we fail to collect on a significant portion of impaired acquired loans. As a result of expected growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during the remainder of 2013, although there can be no guarantee that this will be the case.

One of our primary sources of funding loans, investments and interest bearing deposits is non-interest bearing demand deposits.  Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) depository institutions have been permitted to pay interest on business transaction and other accounts since July 21, 2011. Although we have not yet experienced any impact from this provision of the legislation on our operations, it is possible that interest costs associated with deposits will increase.

During the six months ended June 30, 2013 and 2012, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, albeit at a lower dollar value during the 2013 period than we accomplished during the same period last year.  These payments were a direct result of our efforts to negotiate payments, sell notes or foreclose on and seek collateral after the acquisition date.  This decrease is primarily due to a lower dollar value of impaired loans that we acquired from MB&T that was repaid during the six month period ending June 30, 2013 relative to the same six months last year, which caused a lower accretion of fair value adjustment.

Total fair value accretion decreased for the six months ending June 30, 2013 as compared to June 30, 2012 primarily due to one real estate loan that was paid off during last year representing approximately $683,000 in accretion.  The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows:

	Six months ended June 30,
	2013		2012
	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$248,077	0.15%	$84,470	0.02%
Mortgage loans(1)	168,761	0.10	1,431,087	0.40
Consumer loans	5,247	0.00	3,592	0.00
Interest bearing deposits	118,507	0.08	121,894	0.03
Total Fair Value Accretion	$540,592	0.33%	$1,641,043	0.45%

(1) In 2013, we reclassified mortgage loans totaling $873,918 to commercial loans, the impact of this reclassification was immaterial to prior period net interest income or financial condition. Therefore, we did not adjust prior period information.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the six months ended June 30, 2013 and 2012, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2013			2012
	Average			Average
Six months ended June 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$4,258,221	2,387	0.11%	$4,105,265	$2,962	0.15%
Interest bearing deposits	180,539	161	0.18	2,874,236	996	0.07
Investment securities(1)(2)
U.S. treasury	1,311,066	2,307	0.35	1,248,277	5,052	0.10
U.S. government agency	37,122,530	230,941	1.25	25,462,298	203,699	1.61
Mortgage backed securities	69,305,406	717,874	2.09	92,417,068	1,258,741	2.74
Municipal securities	63,246,374	1,473,849	4.70	41,425,062	1,115,895	5.42
Other	3,663,604	109,557	6.03	3,932,129	92,770	4.74
Total investment securities	174,648,980	2,534,528	2.93	164,484,834	2,676,158	3.27
Loans: (1) (3)
Commercial	103,938,826	2,535,533	4.92	101,476,124	2,565,390	5.08
Mortgage	548,519,712	14,625,572	5.38	439,378,230	13,805,772	6.32
Consumer	11,323,023	331,544	5.90	13,372,549	367,001	5.52
Total loans	663,781,561	17,492,649	5.31	554,226,903	16,738,163	6.07
Allowance for loan losses	4,111,710	—		3,895,660	—
Total loans, net of allowance	659,669,851	17,492,649	5.35	550,331,243	16,738,163	6.12
Total interest earning assets(1)	838,757,591	20,029,725	4.81	721,795,578	19,418,279	5.41
Non-interest bearing cash	35,553,424			30,964,429
Premises and equipment	28,066,491			23,686,158
Other assets	45,700,419			38,470,209
Total assets	$948,077,925			$814,916,374
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$93,095,290	61,741	0.13	$62,123,163	102,914	0.33
Money market and NOW	188,136,898	261,315	0.28	130,772,681	269,943	0.42
Other time deposits	338,734,580	1,499,038	0.89	330,185,594	1,841,841	1.12
Total interest bearing deposits	619,966,768	1,822,094	0.59	523,081,438	2,214,698	0.85
Borrowed funds	40,918,307	251,959	1.24	46,128,149	425,487	1.85
Total interest bearing liabilities	660,885,075	2,074,053	0.63	569,209,587	2,640,185	0.93
Non-interest bearing deposits	196,304,847			173,195,601
	857,189,922			742,405,188
Other liabilities	6,766,246			6,401,578
Non-controlling interest	378,569			433,722
Stockholders’ equity	83,743,188			65,675,885
Total liabilities and stockholders’ equity	$948,077,925			$814,916,374
Net interest spread(1)			4.18			4.48
Net interest income and Net interest margin(1)		$17,955,672	4.32%		$16,778,094	4.67%

(1)          Interest revenue is presented on a fully taxable equivalent (FTE) basis.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the six months ended June 30, 2013 and 2012.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Six months ended June 30,
	2013 compared to 2012
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(575)	$(734)	$159
Interest bearing deposits	(835)	793	(1,628)
Investment Securities(1)
U.S. treasury	(2,746)	(3,115)	369
U.S. government agency	27,242	(78,182)	105,424
Mortgage backed securities	(540,867)	(355,274)	(185,593)
Municipal securities	357,954	(274,102)	632,056
Other	16,787	26,155	(9,368)
Loans:(1)
Commercial	(29,857)	(112,290)	82,433
Mortgage	819,800	(3,296,018)	4,115,818
Consumer	(35,457)	36,750	(72,207)
Total interest revenue (1)	611,446	(4,056,017)	4,667,463

Interest bearing liabilities
Savings	(41,172)	(101,557)	60,385
Money market and NOW	(8,628)	(146,691)	138,063
Other time deposits	(342,803)	(412,040)	69,237
Borrowed funds	(173,528)	(148,388)	(25,140)
Total interest expense	(566,131)	(808,676)	242,545

Net interest income(1)	$1,177,577	$(3,247,341)	$4,424,918

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

The provision for loan losses was $200,000 for the three months ended June 30, 2013, compared to $375,000 for the three months ended June 30, 2012, a decrease of $175,000 or 46.67%.  The provision for the six month period was $400,000, compared to $750,000 for the six months ended June 30, 2012, a decrease of $350,000 or 46.67%.  After completing the analysis outlined below, and as a result of continued improvement in the quality of the loan portfolio, we decreased the provision for loan losses in both periods. We have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.  Our non-performing assets remain statistically low at 1.92% of total assets and total past due accruing loans increased $3.8 million from $2.4 million to $6.2 million primarily as a result of the acquisition of WSB.

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

We base the evaluation of the adequacy of the allowance for loan losses upon loan categories.  We categorize loans as installment and other consumer loans (other than boat loans), boat loans, mortgage loans (commercial real estate, residential real estate and real estate construction) and commercial loans.  We apply loss ratios to each category of loans other than commercial loans.  We further divide commercial loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts.  We evaluate delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral separately and assign loss amounts based upon the evaluation.

We determine loss ratios for installment and other consumer loans, boat loans and mortgage loans (commercial real estate, residential real estate and real estate construction) based upon a review of prior 18 months delinquency trends for the category, the three year historical loss ratio for the category, peer group loss ratios, probability of loss factors and industry standards.

With respect to commercial loans, management assigns a risk rating of one through eight to each loan at inception, with a risk rating of one having the least amount of risk and a risk rating of eight having the greatest amount of risk.  For commercial loans of less than $250,000, we may review the risk rating annually based on, among other things: the borrower’s financial condition, cash flow and ongoing financial viability; the collateral securing the loan; the borrower’s industry; and payment history.  We review the risk rating for all commercial loans in excess of $250,000 at least annually.  We evaluate loans with a risk rating of five or greater separately and allocate a portion of the allowance for loan losses based upon the evaluation.  For loans with risk ratings between one and four, we determine loss ratios based upon a review of prior 18 months delinquency trends, the three year historical loss ratio, peer group loss ratios, probability of loss factors and industry standards.  We have applied the same risk rating methodology to the acquired loans that we apply to legacy loans.

We also identify and make any necessary allocation adjustments for any specific concentrations of credit in a loan category that in management’s estimation increase the risk inherent in the category.  If necessary, we will also make an adjustment within one or more loan categories for economic considerations in our market area that may impact the quality of the loans in the category.  For all periods presented, there were no specific adjustments made for concentrations of credit.  We additionally consider qualitative or environmental factors that are likely to cause estimated credit losses associated with our existing portfolio to differ from historical loss experience.  These factors include, but are not limited to, changes in lending policies and procedures, changes in the nature and volume of the loan portfolio, changes in the experience, ability and depth of lending management and the effect of other external factors such as economic factors, competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.

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

During the six months ended June 30, 2013, we charged $230,284 to the allowance for loan losses for two legacy loans, one acquired mortgage loan from MB&T and five acquired consumer loans from MB&T.  The remaining charge offs during the period related primarily to several acquired consumer loans and two acquired residential mortgage loans.  The majority of the recoveries recorded to the allowance for loan losses were from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

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

As outlined in Footnote 5 to our financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.

The allowance for loan losses represented 0.54%, 0.66% and 0.71% of gross loans at June 30, 2013, December 31, 2012 and June 30, 2012, respectively.  We have no exposure to foreign countries or foreign borrowers.  Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

Six months ended June 30, 2013

	Acquired	Legacy	Total

Balance, beginning of period	$316,624	$3,648,723	$3,965,347
Provision for loan losses	70,728	329,272	400,000

Chargeoffs:
Commercial	—	(149,381)	(149,381)
Mortgage	(67,851)	—	(67,851)
Consumer	(12,989)	(63)	(13,052)
Total chargeoffs	(80,840)	(149,444)	(230,284)
Recoveries:
Commercial	15,270	8,819	24,089
Mortgage	34,197	7,489	41,686
Consumer	35,645	797	36,442
Total recoveries	85,112	17,105	102,217
Net (chargeoffs) recoveries	4,272	(132,339)	(128,067)
Balance, end of period	$391,624	$3,845,656	$4,237,280

Ratio of allowance for loan losses to:
Total gross loans			0.54%
Non-accrual loans			25.43%
Ratio of net-chargeoffs during period to average total loans during period			0.02%

Allowance for Loan Losses

Six months ended June 30, 2012

	Acquired	Legacy	Total

Balance, beginning of period	$—	$3,741,271	$3,741,271
Provision for loan losses	—	750,000	750,000

Chargeoffs:
Commercial	(76,648)	(11,043)	(87,691)
Mortgage	—	(324,486)	(324,486)
Consumer	(63,208)	—	(63,208)
Total chargeoffs	(139,856)	(335,529)	(475,385)
Recoveries:
Commercial	31,933	—	31,933
Mortgage	12,975	—	12,975
Consumer	48,667	—	48,667
Total recoveries	93,575	—	93,575
Net (chargeoffs) recoveries	(46,281)	(335,529)	(381,810)
Balance, end of period	$(46,281)	$4,155,742	$4,109,461

Ratio of allowance for loan losses to:
Total gross loans			0.71%
Non-accrual loans			62.00%
Ratio of net-chargeoffs during period to average total loans during period			0.07%

Allowance for Loan Losses

Year ended December 31, 2012

	Acquired	Legacy	Total

Balance, beginning of period	$47,635	$3,693,636	$3,741,271
Provision for loan losses	834,183	690,817	1,525,000

Chargeoffs:
Commercial	(296,890)	(19,863)	(316,753)
Mortgage	(381,664)	(588,671)	(970,335)
Consumer	(89,282)	(146,710)	(235,992)
Total chargeoffs	(767,836)	(755,244)	(1,523,080)
Recoveries:
Commercial	24,165	8,471	32,636
Mortgage	71,217	11,043	82,260
Consumer	107,260	—	107,260
Total recoveries	202,642	19,514	222,156
Net (chargeoffs) recoveries	(565,194)	(735,730)	(1,300,924)
Balance, end of period	$316,624	$3,648,723	$3,965,347

Ratio of allowance for loan losses to:
Total gross loans			0.66%
Non-accrual loans			67.10%
Ratio of net-chargeoffs during period to average total loans during period			0.23%

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

In 2011, we recorded the loans acquired from MB&T at fair value and on May 10, 2013, we recorded the loans acquired from WSB at fair value. The fair value of the acquired loans includes expected loan losses, and there was no loan loss allowance recorded for acquired loans at the time of acquisitions.  Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge offs are normally reduced for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods.  Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions.

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, that we establish an allowance for loan losses for those acquired loans with decreased cash flows.  At June 30, 2013 and December 31, 2012, there was an allowance of $391,624 and $316,624, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.  Other institutions may not have acquired loans or they may not classify these loans as non-accrual and therefore there may be no direct comparability of these ratios between and among other institutions.

The following table provides a breakdown of the allowance for loan losses:

Allocation of Allowance for Loan Losses

	June 30,				December 31,
	2013		2012		2012
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category
Other consumer	$130,889	0.58%	$143,568	0.67%	$133,881	0.67%
Boat	248,538	1.11	294,175	1.54	248,928	1.17
Mortgage	2,973,156	80.85	2,893,147	80.64	2,826,584	81.71
Commercial	884,697	17.46	778,571	17.15	755,954	16.45

Total	$4,237,280	100.00%	$4,109,461	100.00%	$3,965,347	100.00%

Non-interest Revenue

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Non-interest revenue totaled $1.2 million for the three months ended June 30, 2013, an increase of $189 thousand, or 19.56%, from the corresponding period of 2012 amount of $965 thousand.  Non-interest revenue for the three months ended June 30, 2013 and 2012 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, gain on sale of loans, and other fees and commissions including revenues with respect to Pointer Ridge.  The three month period ended June 30, 2013 also included a loss on the disposal of assets. The primary cause of the increase in non-interest revenue was increases in gains on sale of loans, other fees and commissions and earnings on bank owned life insurance.  The gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market.  This revenue is solely the result of the acquisition of WSB’s mortgage origination department.  The increase on the earnings on bank owned life insurance is the result of the acquisition of approximately $13.0 million of bank owned life insurance from the acquisition of WSB.  Other fees and commissions increased because of increased rental income  as the result of the rent received on the building at 4201 Mitchellville Road, Bowie, MD, which we acquired in the WSB Holdings merger, partially offset by a decrease in Pointer Ridge rent and other revenue as a result of an increase in the vacancy in the building owned by Pointer Ridge; the vacant space has now been occupied by additional Old Line Bank operational staff  These increases were partially offset by declines in gain on sale or calls of investment securities and a loss on disposal of assets. The gains on sales or calls of investment securities decreased during the period as we sold approximately $46.3 million of our investment securities at a lower dollar amount to provide liquidity to pay off long term borrowings of $60.3 million (including a pre-payment penalty) acquired in the acquisition of WSB Holdings compared to the sale of $18.8 million of investment securities last year.  We incurred a $19,000 loss as a result of the disposal of assets we acquired in the WSB Holdings merger.

The following table outlines the changes in non-interest revenue for the three month periods.

	Three months ended
	June 30,
	2013	2012	$ Change	% Change
Service charges on deposit accounts	$367,674	$328,142	$39,532	12.05
Gain on sales or calls of investment securities	9,659	282,858	(273,199)	(96.59)
Earnings on bank owned life insurance	200,641	138,496	62,145	44.87
Gain/(loss) on disposal of assets	(19,078)	—	(19,078)	—
Pointer Ridge rent and other revenue	63,317	108,585	(45,268)	(41.69)
Gain on sale of loans	146,565	—	146,565	—
Other fees and commissions	384,516	106,504	278,012	261.03
Total non-interest revenue	$1,153,294	$964,585	$188,709	19.56

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Non-interest revenue totaled $2.4 million for the six months ended June 30, 2013, an increase of $505 thousand or 26.95% from the corresponding period of 2012 amount of $1.9 million.  Non-interest revenue for the six months ended June 30, 2013 and 2012 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, losses on sales of other real estate owned, gain on the sale of loans and other fees and commissions including revenues with respect to Pointer Ridge.  The six month period ended June 30, 2013 also included a loss on the disposal of assets. The primary cause of the increase in non-interest revenue was increases in gain on the sale of loans, gains on the sale of securities, rental income, and other fees and commissions, offsetting the loss on disposal of assets.  The gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market.  This revenue is the result of the acquisition of WSB’s mortgage origination department.  The increase on the earnings on bank owned life insurance is the result of the acquisition of approximately $13.0 million of bank owned life insurance from the recent WSB merger.  The gains on sales or calls of investment securities increased during the period as a higher dollar amount of securities were sold to provide liquidity and to reallocate the securities portfolio to minimize future repayment risk, which resulted in a higher recognized gain. These proceeds were used to repay Federal Home Loan Bank (“FHLB”) borrowings acquired in the WSB acquisition. Other fees and commissions increased primarily because we issued a higher dollar value of letters of credit which increased letter of credit fees, partially offset by a decrease in Pointer Ridge rent and other revenue as a result of an increase in the vacancy in the building owned by Pointer Ridge.  The vacant space has now been occupied by additional Old Line Bank operational staff.   Partially offsetting these increases was a $104,639 loss on the disposal of assets as the result of our closing the Old Line Centre branch in March 2013 and the disposal of certain assets in connection with the WSB Holdings merger.

	Six months ended
	June 30,
	2013	2012	$ Change	% Change
Service charges on deposit accounts	$668,415	$647,469	$20,946	3.24%
Gain on sales or calls of investment securities	641,088	560,028	81,060	14.47
Earnings on bank owned life insurance	333,869	275,201	58,668	21.32
Pointer Ridge rent and other revenue	131,645	155,695	(24,050)	(15.45)
Gain (loss) on disposal of assets	(104,639)	—	(104,639)	—
Gain on the sale of loans	146,565	—	146,565	—
Other fees and commissions	563,871	236,993	326,878	137.93
Total non-interest revenue	$2,380,814	$1,875,386	$505,428	26.95%

Non-interest Expense

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Non-interest expense increased $4.5 million or 73.63% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The following chart outlines the changes in non-interest expenses for the period.

	Three months ended
	June 30,
	2013	2012	$ Change	% Change
Salaries and benefits	$4,126,567	$3,024,815	$1,101,752	36.42
Occupancy and equipment	1,214,947	914,576	300,371	32.84
Data processing	329,878	192,232	137,646	71.60
FDIC insurance and State of Maryland assessments	186,996	148,921	38,075	25.57
Merger and integration	2,786,350	29,166	2,757,184	9,453.42
Core deposit premium	198,875	177,582	21,293	11.99
Pointer Ridge other operating	105,050	101,877	3,173	3.11
Loss (gain) on sale of other real estate owned	770	(191,201)	191,971	(100.42)
OREO expense	154,908	428,208	(273,300)	(63.82)
Other operating	1,431,327	1,231,791	199,536	16.20
Total non-interest expenses	$10,535,668	$6,057,967	$4,477,701	73.63

The growth in non-interest expenses, as compared to the second quarter of 2012, was mainly attributable to increases in merger and integration expenses, salaries and benefits, occupancy and equipment expenses and data processing expenses as well as a loss on sales of other real estate owned.  Merger and integration expenses increased $2.8 million, or 9,453.45%, compared to the same period in 2012 as a result of the WSB Holdings merger.  These expenses were primarily related to $2.4 million associated with the termination of WSB’s core data processing contract, as well as legal fees, investment banking fees and severance payments in connection with the merger. Salaries and benefits increased by $1.1 million or 36.42%, when compared to the second quarter of 2012 primarily as a result of the additional staff acquired as a result of the WSB Holdings merger, and to a lesser extent, the additional staff for the Montgomery County lending team and the Old Line Financial Services group that was effected during the second half of 2012.  We anticipate the additional staff of the Montgomery County lending team and the Old Line Financial Service team will generate increased interest and non-interest income that will more than offset the increased cost.  The cost of health insurance benefits also increased compared to the second quarter of 2012 as a result of an increase in insurance rates and the increased staff.  Occupancy and equipment expenses increased $300 thousand or 32.84% compared to the same period in 2012 primarily due to the additional lease expense associated with the acquisition of WSB’s branches.  Data processing costs increased $138 thousand, or 71.60%, as a result of the monthly expenses associated with WSB’s core banking processor. In addition we incurred a $770 loss on sales of other real estate owned compared to a gain of $191 thousand during the 2012 period as a result of the sale of six properties which result in a net loss compared to the sale of two properties for the same three months last year.  Other real estate owned expenses decreased as a result of recoveries of prior expenses related to other real estate owned.

As noted above, merger and integration, salaries and employee benefits, occupancy and equipment, and data processing expenses increased primarily because of increased operating expenses resulting from the acquisition of WSB Holdings.  As of June 30, 2013, we have increased our number of employees by 90 and our branch network by five as a result of the acquisition of WSB Holdings.  Pointer Ridge other operating expense increased primarily because of the charge off of rents due from a prior tenant.

Six months ended June 30, 2013 compared to three months ended June 30, 2012

Non-interest expense increased $5.8 million or 49.59% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The following chart outlines the changes in non-interest expenses for the period.

	Six months ended
	June 30,
	2013	2012	$ Change	% Change
Salaries and benefits	$7,359,244	$5,833,809	$1,525,435	26.15%
Occupancy and equipment	2,283,815	1,822,447	461,368	25.32
Data processing	568,935	416,967	151,968	36.45
FDIC insurance and State of Maryland assessments	342,239	278,645	63,594	22.82
Merger and integration	3,026,835	58,333	2,968,502	5,088.89
Core deposit premium	376,457	372,257	4,200	1.13
Pointer Ridge other operating	218,447	212,333	6,114	2.88
Loss (gain) on sale of other real estate owned	201,224	(159,213)	360,437	(226.39)
OREO expenses	469,073	320,895	148,178	46.18
Other operating	2,769,295	2,619,655	149,640	5.71
Total non-interest expenses	$17,615,564	$11,776,128	$5,839,436	49.59%

The growth in non-interest expenses, as compared to the second quarter of 2012 was mainly attributable to increases in merger and integration expenses, data processing expenses, salaries and benefits, occupancy and equipment expenses and other operating expenses as well as a loss on sales of other real estate owned.  Merger and integration expenses increased $3.0 million, or 5,088.89%, compared to the same period in 2012 as a result of the acquisition of WSB Holdings.  As with the three month period ending June 30, 2013, these expenses were primarily related to expenses associated with the termination of WSB’s core data processing contract and legal fees, investment banking fees and severance payments in connection with the merger.  Data processing increased $152 thousand, or 36.45% as a result of additional monthly expenses for WSB’s core banking processor.  Salaries and benefits increased by $1.5 million, or 26.15%, when compared to the six months ended June 30, 2012 primarily as a result of the addition staff acquired as a result of the WSB Holdings merger, and to a lesser extent, the additional staff for the Montgomery County lending team and the Old Line Financial Services group that was effected during the second half of 2012.  Also, during the first quarter of 2013, we also added an Executive Vice President who we expect will enhance our core operational capabilities.  The cost of health insurance benefits also increased compared to the first six months of 2012 as a result of an increase in insurance rates and the increased staff.  Occupancy and equipment expenses increased $461 thousand or 25.32% compared to the same period in 2012 primarily due to the acceleration of the remaining lease expense for the Old Line Centre branch which we closed on March 29, 2013 as well as the additional lease expense for the acquired WSB branches.  Other operating expenses increased $150 thousand primarily as a result of an approximately $111 thousand increase in network services associated with the expansion of our network as a result of the WSB Holdings merger and a $70 thousand increase in internal audit expense as a result of the agreement we signed with a third party to enhance our internal audit function.  FDIC insurance and State of Maryland assessments increased as a result of the increase in deposits due to the WSB merger. In addition we incurred a $201 thousand loss on sales of other real estate owned compared to a gain of $159 thousand during the 2012 period as a result of the sale of  eight properties that we obtained through foreclosure during the 2013 period that were sold at a loss compared to four properties for the same period last year.  The loss recognized during 2013 is primarily due a $224 thousand loss on one property.  The gain recognized last year was due to one property for which we recorded a $183 thousand gain.  We expect that the sale of these properties, however, will reduce future legal and maintenance costs.  These increases were partially offset by a decrease in other real estate owned expenses.  Other real estate owned expenses decreased as a result of recoveries of prior expenses related to other real estate owned.

Income Taxes

Three months ended June 30, 2013 compared to three months ended June 30, 2012

We had an income tax benefit of $283,417 (74.74% of pre-tax loss) for the three months ended June 30, 2013 compared to an income tax expense of $982,759 (32.82% of pre-tax income) for the same period in 2012.  We received an income tax benefit in the 2013 period because we realized a loss before income taxes.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Income tax expense was $238,305 (16.83% of pre-tax income) for the six months ended June 30, 2013 compared to $1.8 million (32.77% of pre-tax income) for the same period in 2012.  The dollar amount of the taxes was lower because net income was lower than in the six months ended June 30, 2012.  The tax rate was lower for the six month period ended June 30, 2013, primarily because interest on tax exempt securities was a higher percentage of income than during the six months ended June 30, 2012.

Net Income (Loss) Available to Common Stockholders

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Net loss available to common stockholders was $84,285 or $0.01 per basic and diluted common share for the three month period ending June 30, 2013 compared to net income available to common stockholders of $2.0 million or $0.30 and $0.29, respectively, per basic and diluted common share for the same period in 2012.  The decrease in net income available to common stockholders for the 2013 period was primarily the result of a $4.3 million increase in non-interest expense. This increase was partially offset by a $739,791 increase in net interest income, a $175,000 decrease in the provision for loan losses, and a $1.3 million decrease in taxes.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Net income available to common stockholders was $1.2 million or $0.16 and $0.15 per basic and diluted common share for the six month period ending June 30, 2013 compared to net income available to common stockholders of $3.8 million or $0.55 per basic and diluted common share for the same period in 2012.  The decrease in net income available to common stockholders for the 2013 period was primarily the result of a $5.5 million increase in non-interest expense. This increase was partially offset by an $825 thousand increase in net interest income, a $350 thousand decrease in the provision for loan losses, an increase of $145 thousand in non-interest revenue, and a $1.6 million decrease in taxes.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262,000 of Student Loan Marketing Association (SLMA) stock.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities so classified at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  As a result of the acquisition of WSB Holdings, we evaluated the investment portfolio to ensure that the securities acquired in the acquisition met our investment criteria and provide adequate liquidity, and that there is adequate diversity in the investment portfolio. We continually evaluate the investment portfolio to ensure the portfolio is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in the portfolio.

The investment securities at June 30, 2013 amounted to $184.2 million, an increase of $12.6 million, or 7.38%, from the December 31, 2012 amount of $171.5 million.  As outlined above, at June 30, 2013, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $6.7 million at June 30, 2013 (reflected as unrealized losses of $3.9 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $4.1 million ($2.5 million net of taxes) at December 31, 2012.  The decrease in fair value is due to the increase in the market rate of interest rates which drives down bond values.  We used the proceeds from the sale of these investment securities primarily to help pay off the FHLB borrowings that were acquired in the WSB Holdings merger. We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio

Commercial loans and loans secured by real estate comprise the majority of the loan portfolio.  Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount and percentages:

	June 30, 2013				December 31, 2012
	Legacy	Acquired	Total		Legacy	Acquired	Total
Real estate
Commercial	$290,865,718	$113,010,469	$408,640,782	51.70%	$279,489,013	$65,396,469	$344,885,482	57.67%
Construction	60,037,238	26,363,823	86,401,061	10.93	48,603,640	4,174,751	52,778,391	8.83
Residential	54,322,852	121,901,371	171,459,628	21.69	38,901,489	52,069,937	90,971,426	15.21
Commercial	100,954,682	11,788,872	112,743,554	14.26	88,306,302	10,070,234	98,376,536	16.45
Consumer	9,934,591	1,181,293	11,115,884	1.41	9,944,466	1,059,991	11,004,457	1.84
Gross loans	516,115,081	274,245,828	790,360,909	100.00%	465,244,910	132,771,382	598,016,292	100.00%
Allowance for loan losses	(3,845,656)	(391,624)	(4,237,280)		(3,648,723)	(316,624)	(3,965,347)
Deferred loan costs, net	1,036,040	12,629	1,048,669		1,093,983	—	1,093,983
Net loans	$513,305,465	$273,866,833	$787,172,298		$462,690,170	$132,454,758	$595,144,928

Asset Quality

Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

As outlined below, we have six legacy loans and 15 acquired construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due.  An additional five legacy loans were recorded in the second quarter of this year and the 15 acquired loans were due to the acquisition of WSB.

Loans With Interest Paid From Loan Advances

(Dollars in thousands)

	June 30, 2013		December 31, 2012
	# of Borrowers	(000’s)	# of Borrowers	(000’s)
Legacy	6	$5,528	1	$4,806
Acquired	15	10,653	—	—
	21	$16,181	1	$4,806

Management has identified additional potential problem loans classified as TDRs totaling $1.2 million that are complying with their repayment terms.  The $1.2 million consists of $499 thousand in legacy loans and $688 thousand in acquired loans.  Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

Delinquent Legacy Loans

At June 30, 2013, we had four non-accrual legacy loans with a total balance of $1.9 million compared to four legacy loans totaling $1.8 million at December 31, 2012.  At June 30, 2013, we also had a total of $2.6 million of legacy loans past due 30-89 days compared to $1.8 million of legacy loans past due 30-89 days at December 31, 2012.

Delinquent Acquired Loans

At June 30, 2013, we had one acquired consumer loan in the amount of $8,056 past due 90 or more days, that we have not classified as non-accrual compared to one consumer loan in the amount of $6,410 at December 31, 2012.

At June 30, 2013, we had 105 non-accrual acquired loans totaling $14.8 million compared to 25 non-accrual acquired loans totaling $4.1 million at December 31, 2012.  At June 30, 2013, we also had a total of $3.6 million acquired loans on accrual status 30-89 days past due and one loan on accrual status past due 90 days.  These loans were placed on non-accrual by MB&T and WSB because of their slow payment history and/or the industry was significantly impacted by the weaknesses in the economy.  Due to the acquisition of WSB, 81 new non-accrued loans are now being reported.

The table below outlines the transfer of loans from and to non-accrual status for the six month period:

	Non-Accrual Loans
	(Dollars in thousands)
	Legacy Loans	Acquired Loans	Total
	Loan Balance	Loan Balance	Loan Balance

Beginning Balance, December 31, 2012	$1,818	$4,092	$5,910
New additions to non-accrued	528	11,255	11,783
Payments received	(308)	(527)	(835)
Charged off	(149)	(45)	(194)
Transferred to other real estate owned	—	—	—
Ending balance, June 30, 2013	$1,889	$14,775	$16,664

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

As required by ASC Topic 310-Receivables and ASC Topic 450-Contingencies, we measure all impaired loans, which consist of all modified loans (trouble debt restructurings) and other loans for which collection of all contractual principal and interest is not probable, based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  If the measure of the impaired loan is less than the recorded investment in the loan, we recognize impairment through a valuation allowance and corresponding provision for loan losses.  Old Line Bank considers consumer loans as homogenous loans and thus does not apply the impairment test to these loans.  We write off impaired loans when collection of the loan is doubtful.

The table below presents a breakdown of the recorded book balance of non-accruing loans at June 30, 2013 and December 31, 2012.

	Loans on Non-accrual Status
	June 30, 2013				December 31, 2012
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	2	$1,332,636	$1,332,636	$70,806	2	$1,226,011	$1,226,011	$103,529
Residential	2	556,082	556,082	39,703	2	591,873	591,873	25,449
Total non-accrual loans	4	1,888,718	1,888,718	110,509	4	1,817,884	1,817,884	128,978

Acquired (1)
Real Estate
Commercial	21	16,223,623	6,058,216	1,150,545	8	3,808,963	1,401,187	649,266
Construction	4	2,518,563	100,000	678,847	4	2,538,565	100,000	592,476
Residential	76	17,409,474	8,585,380	2,350,853	10	4,346,364	2,555,374	526,669
Commercial	4	93,110	31,886	49,674	3	123,949	35,392	45,787
Total non-accrual loans	105	36,244,770	14,775,482	4,229,919	25	10,817,841	4,091,953	1,814,198
Total all non-accrual loans	109	$38,133,488	$16,664,200	$4,340,428	29	$12,635,725	$5,909,837	$1,943,176

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

Bank owned life insurance

We have invested $30.1 million in life insurance policies on our executive officers, other officers of the Bank, and retired officers of MB&T. This represents a $13.3 million increase from December 31, 2012.  This increase is primarily due to $13.0 million of bank owned life insurance (BOLI) acquired in the WSB Holdings acquisition.  We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as that MB&T and WSB had entered into with its executive officers.  During the first six months of 2013, the cash surrender value of the bank owned life insurance policies increased by $333,869 as a result of earnings on these policies.  There are no post retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $227,304 liability associated with the post retirement death benefits of the BOLI policies acquired from MB&T.

Goodwill

During the second quarter of 2013, we recorded goodwill of $6.2 million associated with the acquisition of WSB Holdings.  This amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.

Core deposit intangible

As a result of the acquisition of Maryland Bankcorp, during the second quarter of 2011, we recorded a core deposit intangible of $5.0 million.  This amount represented the premium that we paid to acquire MB&T’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  At June 30, 2013, the core deposit intangible was $3.4 million.

As a result of the acquisition of WSB Holdings, during the second quarter of 2013, we recorded a core deposit intangible of $2.4 million.  This amount represented the premium that we paid to acquire WSB’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of ten years.  At June 30, 2013, the core deposit intangible was $2.4 million.

Deposits

We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At June 30, 2013, the deposit portfolio had increased to $995.5 million, a $260.0 million or 35.37% increase over the December 31, 2012 level of $735.5 million primarily due to acquisition of WSB.  Non-interest bearing deposits increased $24.7 million during the period to $213.6 million from $188.9 million. Interest-bearing deposits increased $235.4 million to $782.0 million from $546.6 million.  The following table outlines the increase in interest bearing deposits:

	June 30,	December 31,
	2013	2012	$ Change	% Change
		(Dollars in thousands)
Certificates of deposit	$401,290	$310,772	$90,518	29.13%
Interest bearing checking	222,296	171,478	50,818	29.64
Savings	158,383	64,313	94,070	146.27
Total	$781,969	$546,563	$235,406	43.07%

We acquire brokered certificates of deposit through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At June 30, 2013, we had $50.8 million in CDARS and $74.4 million in money market accounts through Promontory’s reciprocal deposit program compared to $39.3 million and $63.9 million, respectively, at December 31, 2012.  At both June 30, 2013 and December 31, 2012, we had received $17.7 million in deposits through the Promontory network that were not reciprocal.  We had no other brokered certificates of deposit as of June 30, 2013 and December 31, 2012.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings

Short-term borrowings consist of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2012, Old Line Bank had $6.3 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.15% and $24.6 million outstanding in secured promissory notes with an average interest rate of 0.10%.  We recorded these secured promissory notes with the acquisition of MB&T.  Also, at December 31, 2012, Old Line Bank had one $7.0 million daily rate credit advance which was repaid in the first quarter of 2013. At June 30, 2013, Old Line Bank had $6.7 million outstanding in short term unsecured promissory notes with an average interest rate of 0.15% and $22.1 million in secured promissory notes with an average interest rate of 0.10%.

On December 19, 2007, Old Line Bank borrowed an additional $5.0 million from the FHLB.  The interest rate on this borrowing was 3.119% and was payable on the 19th day of each month.  On January 22, 2008 or any interest payment date thereafter, the FHLB had the option to convert the interest rate on this advance from a fixed rate to a one month LIBOR based variable rate.  We repaid this advance on December 19, 2012.  As of June 30, 2013, Old Line Bank did not have any outstanding borrowing with FHLB.

During the quarter ending June 30, 2013, we acquired $56.0 million in FHLB borrowings in the WSB Holdings acquisition.  We repaid the borrowings shortly after the merger resulting in a $4.3 million onetime penalty for a total payment of $60.3 million.  This penalty was included as an adjustment to goodwill at May 10, 2013.

The following table outlines our borrowings at June 30, 2013 and December 31, 2012.

Borrowings

	June 30, 2013			December 31, 2012
	Amount	Rate	Maximum Amount Borrowed During Any Month End Period	Amount	Rate	Maximum Amount Borrowed During Any Month End Period
Short term promissory notes	$6,714,731	0.15%	$7,547,004	$6,332,804	0.15%	$9,652,162
Repurchase agreements	22,103,370	0.10%	23,974,009	24,572,663	0.10%	28,167,472
Over night advance	—	—	29,200,000	7,000,000	0.35%	7,000,000
FHLB advance due Dec. 2012	—	—	—	—	—	5,000,000
FHLB advance due Dec. 2012	—	—	—	—	—	5,000,000
Total short term borrowings	$28,818,101		$60,721,013	$37,905,467		$54,819,634

Senior note, fixed at 6.28%	6,142,962	6.28%		6,192,350	6.28%
Total long term borrowings	$6,142,962			$6,192,350

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At June 30, 2013 and December 31, 2012, Pointer Ridge had borrowed $6.2 million under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  As outlined in the Borrowings section of this report, we have credit lines, unsecured and secured, available from several correspondent banks totaling $29.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes, to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On June 30, 2013, we had $50.7 million in cash and due from banks, $30,352 in interest bearing accounts, and $3.0 million in federal funds sold.  At December 31, 2012, we had $28.3 million in cash and due from banks, $130,192 in interest bearing accounts and $228,113 in federal funds sold.

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

Old Line Bancshares has available a $5 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks totaling $29.5 million as of June 30, 2013 and December 31, 2012.  Old Line Bank has an additional secured line of credit from the FHLB of $258.6 million at June 30, 2013.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $169.9 million of borrowings.  We may increase availability by providing additional collateral.

Capital

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect increases of $3.9 million and $6.7 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on MBS and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $4.2 million in the general loan loss reserve during the six months ended June 30, 2013.  The following table shows regulatory capital ratios required, the actual ratios, and the amount by which the ratios exceed required capital ratios, as of June 30, 2013.

			Minimum capital		To be well
	Actual		adequacy		capitalized
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)	$88,991	10.78%	$66,036	8%	$82,545	10%
Tier 1 capital (to risk weighted assets)	$85,486	10.36%	$33,018	4%	49,527	6%
Tier 1 capital (to average assets)	$85,486	8.28%	$41,312	4%	$51,640	5%

Our management believes that, under current regulations, and eliminating the assets of Old Line Bancshares, the Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond our control, such as a shift in interest rates or a continued downturn or slower recovery in the economy in areas where we extend credit, could adversely affect future earnings and, consequently, our ability to meet minimum capital requirements in the future.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2013 and December 31, 2012, are as follows:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$57,386	$47,251
Real estate-undisbursed development and construction	47,198	31,815
Consumer	15,000	14,623
	$119,584	$93,689
Standby letters of credit	$16,874	$11,310

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Old Line Bancshares generally requires collateral to support financial instruments with credit risk on the same basis as it does for on balance sheet instruments. The collateral is based on management’s credit evaluation of the counter party. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee.  Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition.  These lines generally have variable interest rates.  Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements.  We evaluate each customer’s credit worthiness on a case by case basis. We regularly reevaluate many of our commitments to extend credit.  Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments.  We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Commitments for real estate development and construction, which totaled $47.2 million, or 39.47% of the $119.6 million of outstanding commitments at June 30, 2013, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended June 30, 2013

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$9,203,177	4.08%	3.99%
Tax equivalent adjustment
Federal funds sold	1	—	0.01
Investment securities	284,510	0.13	0.13
Loans	168,773	0.07	0.07
Total tax equivalent adjustment	453,284	0.20	0.21
Tax equivalent interest yield	$9,656,461	4.28%	4.20%

Three months ended June 30, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$8,463,386	4.67%	4.47%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	224,794	0.12	0.12
Loans	86,843	0.05	0.05
Total tax equivalent adjustment	311,638	0.17	0.17
Tax equivalent interest yield	$8,775,024	4.84%	4.64%

Six months ended June 30, 2013

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$17,050,627	4.37%	4.18%
Tax equivalent adjustment
Federal funds sold	3	—	—
Investment securities	572,121	0.10	0.09
Loans	332,921	0.04	0.04
Total tax equivalent adjustment	905,045	0.14	0.13
Tax equivalent interest yield	$17,955,672	4.51%	4.31%

Six months ended June 30, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$16,225,798	4.52%	4.32%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	388,015	0.11	0.11
Loans	164,281	0.05	0.05
Total tax equivalent adjustment	552,296	0.16	0.16
Tax equivalent interest yield	$16,778,094	4.68%	4.48%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including the anticipated impact on Old Line Bancshares of our recent merger with WSB Holdings, including our expectation that the merger will be accretive to earnings by the first quarter of 2014, that our new loan production office will allow us to expand into Montgomery County, Maryland, and that the staff of the new loan production office and the Old Line Financial Services division will more than offset the costs of operating these offices, impact of recent hires, branch retention and expansion intentions, anticipated changes in non-interest expenses in future periods (including changes as a result of the recently completed merger with WSB Holdings),   maintenance of the net

interest margin during the remainder of 2013, continued increases in net interest income, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected cash flows on acquired impaired loans, expected loan, deposit, asset, balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, future earnings on BOLI, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the risk that Old Line Bancshares may fail to realize all of the anticipated benefits of the merger with WSB Holdings; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; expenses associated with operating as a public company;  potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 4.   Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Acting Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2013.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

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

This loan has matured and Dr. Nwaneri has defaulted on his repayment obligations.  The outstanding balance on this loan is approximately $1.6 million.  In an effort to avoid payment obligations and to avoid foreclosure under the deed of trust, on October 22, 2010 Mrs. Nwaneri initiated a case in the Superior Court of the District of Columbia claiming that she did not sign the powers of attorneys and that the deeds of trust are void.  The Bank interpleaded Dr. Nwaneri in the case and asserted claims against him for fraud and breach of contract, among other causes of action.  In response, Dr. Nwaneri counter-sued the Bank and has asserted claims of fraud and breach of fiduciary duty.   Dr. Nwaneri is seeking $2.5 million in compensatory damages and $2.5 million in punitive damages.  On March 12, 2013, mediation proceedings with the borrower failed and a pre-trial hearing is scheduled in August 2013.  We believe that Dr. and Mrs. Nwaneri’s claims are entirely without merit.

On September 27, 2012, Rosalie Jones, both individually and on behalf of a putative class of WSB Holdings’ stockholders filed a complaint in the Circuit Court for Prince George’s County, Maryland against WSB Holdings and its directors as well as Old Line Bancshares.  The complaint, later amended, seeks to enjoin our merger with WSB Holdings and alleges, among other things, that the members of WSB Holdings’ board of directors breached their fiduciary duties by agreeing to sell WSB Holdings for inadequate and unfair consideration and pursuant to an unfair process.  The amended complaint also alleges that WSB Holdings’ directors agreed to provisions in the merger agreement that constitute “onerous and preclusive deal protection devices,” and that certain officers and directors of WSB Holdings will receive personal benefits from the merger not shared in by other WSB Holdings stockholders.  The complaint further alleges that WSB Holdings and Old Line Bancshares aided and abetted such alleged breaches.

The parties entered into a Stipulation of Settlement (the “Settlement”) effective June 17, 2013 to resolve all claims asserted on behalf of the putative class of WSB Holdings stockholders.  The litigation and all claims asserted in such litigation will be dismissed by the Settlement, subject to final court approval.  The proposed settlement requires Old Line Bancshares and WSB Holdings to make certain additional disclosures related to the merger, which disclosures were included in the joint proxy statement/prospectus of Old Line Bancshares and WSB dated February 15, 2013, and sent to their respective stockholders.  The Circuit Court for Prince George’s County, Maryland granted preliminary approval of the Settlement on June 18, 2013.  Notice of the Settlement was mailed to class members in July 2013.  The Settlement does not include any payment to class members.  The Court Scheduled an October 1, 2013 final approval hearing.  There can be no assurance that the Court will grant final approval of the proposed settlement or that any eventual settlement will be under the same terms as those granted preliminary approval by the Court.

The parties to the Settlement did not reach any agreement with regard to the attorneys’ fees, costs and expenses, if any, that may be awarded class counsel.  Such counsel informed the Court of his intent to file a petition requesting an award of up to $625,000 for attorneys’ fees and costs.  Defendants did not consent to, and reserve the right to oppose, any fee petition.  An accrual of $600,000 has been recorded to cover the costs of this lawsuit at June 30, 2013.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Mine Safety Disclosures

Not applicable

Item 5.        Other Information

None

Item 6.        Exhibits

10.2	Third Amendment to Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated May 9, 2013.

10.8	Second Amendment to Restated Executive Employment Agreement between Old Line Bank and Joseph E. Burnett dated May 9, 2013.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.*

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

Old Line Bancshares, Inc.

Date: August 14, 2013	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Mark A. Semanie
Mark A. Semanie,
Executive Vice President, Chief Operating Officer and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)