Form 10-Q
period 2013-09-30
OLD LINE BANCSHARES INC
filed 2013-11-14
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐     No    ☒

As of October 31, 2013, the registrant had 10,766,212 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$49,957,119	$28,332,456
Interest bearing accounts	30,364	130,192
Federal funds sold	1,005,491	228,113
Total cash and cash equivalents	50,992,974	28,690,761
Investment securities available for sale-at fair value	181,527,632	171,541,222
Loans held for sale, fair value of $22,611,845 and $0	22,584,730	—
Loans held for investment (net of allowance for loan losses of $4,425,645 and $3,965,347, respectively)	805,890,587	595,144,928
Equity securities at cost	5,850,652	3,615,444
Premises and equipment	35,520,366	25,133,013
Accrued interest receivable	3,256,311	2,639,483
Deferred income taxes	21,451,728	7,139,545
Bank owned life insurance	30,357,357	16,869,307
Other real estate owned	5,909,260	3,719,449
Goodwill	7,793,665	633,790
Core deposit intangible	5,518,619	3,691,471
Other assets	3,059,574	3,038,064
Total assets	$1,179,713,455	$861,856,477
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$223,503,418	$188,895,263
Interest bearing	761,869,410	546,562,555
Total deposits	985,372,828	735,457,818
Short term borrowings	56,204,082	37,905,467
Long term borrowings	6,118,744	6,192,350
Accrued interest payable	250,164	311,735
Income taxes payable	371,026	235,323
Accrued pension	4,844,855	4,615,699
Other liabilities	3,419,993	1,884,924
Total liabilities	1,056,581,692	786,603,316
Stockholders’ equity
Common stock, par value $0.01 per share; authorized 25,000,000 in 2013 and 15,000,000 for 2012; issued and outstanding 10,761,113 in 2013 and 6,845,432 in 2012	107,612	68,454
Additional paid-in capital	104,408,960	53,792,015
Retained earnings	20,882,086	18,531,387
Accumulated other comprehensive income (loss)	(2,628,710)	2,469,758
Total Old Line Bancshares, Inc. stockholders’ equity	122,769,948	74,861,614
Non-controlling interest	361,815	391,547
Total stockholders’ equity	123,131,763	75,253,161
Total liabilities and stockholders’ equity	$1,179,713,455	$861,856,477

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Loans, including fees	$11,527,459	$8,702,142	$28,687,187	$25,287,273
U.S. treasury securities	431	2,420	2,612	7,198
U.S. government agency securities	161,317	81,936	379,672	274,534
Mortgage backed securities	358,115	540,022	1,075,989	1,798,763
Municipal securities	442,722	414,656	1,360,230	1,144,483
Federal funds sold	650	1,696	3,023	4,658
Other	67,780	57,701	174,441	149,648
Total interest income	12,558,474	9,800,573	31,683,154	28,666,557
Interest expense
Deposits	970,911	1,057,075	2,793,005	3,271,773
Borrowed funds	111,727	206,721	363,687	632,208
Total interest expense	1,082,638	1,263,796	3,156,692	3,903,981
Net interest income	11,475,836	8,536,777	28,526,462	24,762,576
Provision for loan losses	590,000	375,000	990,000	1,125,000
Net interest income after provision for loan losses	10,885,836	8,161,777	27,536,462	23,637,576
Non-interest income
Service charges on deposit accounts	466,572	315,468	1,134,986	962,937
Gain on sales or calls of investment securities	—	289,511	641,088	849,539
Earnings on bank owned life insurance	253,894	137,082	587,763	412,283
Gain (loss) on disposal of assets	—	—	(104,639)	9,365
Rental Income	325,451	—	505,610	—
Gain on sale of loans	332,348	—	477,587	—
Other fees and commissions	268,872	146,550	785,557	529,873
Total non-interest revenue	1,647,137	888,611	4,027,952	2,763,997
Non-interest expense
Salaries and benefits	4,780,588	3,016,334	12,139,833	8,850,143
Occupancy and equipment	1,510,527	933,775	3,794,342	2,756,222
Data processing	459,973	214,187	1,028,907	631,154
FDIC insurance and State of Maryland assessments	217,491	157,206	559,730	435,851
Merger and integration	143,082	49,290	3,169,917	107,624
Core deposit premium amortization	231,118	177,582	607,575	549,839
Loss (gain) on sales of other real estate owned	11,072	48,509	212,296	(110,704)
OREO expense	159,234	38,933	628,307	593,917
Other operating	1,846,104	1,494,451	4,833,847	4,092,350
Total non-interest expense	9,359,189	6,130,267	26,974,754	17,906,396

Income before income taxes	3,173,784	2,920,121	4,589,660	8,495,177
Income tax expense	970,510	912,490	1,208,816	2,739,254
Net income	2,203,274	2,007,631	3,380,844	5,755,923
Less: Net loss attributable to the non-controlling interest	(5,142)	(20,664)	(29,732)	(57,678)
Net income available to common stockholders	$2,208,416	$2,028,295	$3,410,576	$5,813,601

Basic earnings per common share	$0.22	$0.30	$0.40	$0.85
Diluted earnings per common share	$0.22	$0.29	$0.40	$0.84

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$2,208,416	$2,028,295	$3,410,576	$5,813,601

Other comprehensive income (loss)
Unrealized gain (loss) on securities available for sale	2,175,946	1,753,314	(7,778,478)	2,140,983
Reclassification adjustment for realized gain on securities available for sale included in net income	—	(289,511)	(641,088)	(849,539)
Income tax effect	(858,302)	(577,397)	3,321,098	(509,410)
Other comprehensive income (loss)	1,317,644	886,406	(5,098,468)	782,034
Total comprehensive income (loss)	$3,526,060	$2,914,701	$(1,687,892)	$6,595,635

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Interest	Equity

Balance, December 31, 2012	6,845,432	$68,454	$53,792,015	$18,531,387	$2,469,758	$391,547	$75,253,161
Net income attributable to Old Line Bancshares, Inc.	—	—	—	3,410,576	—	—	3,410,576
Unrealized loss on securities available for sale, net of income tax benefit of $3,321,098	—	—	—	—	(5,098,468)	—	(5,098,468)
Net loss attributable to non-controlling interest	—	—	—	—	—	(29,732)	(29,732)
Stock options exercised	63,149	631	646,807	—	—	—	647,438
Acquisition of WSB Holdings, Inc.	2,909,486	29,095	37,617,967	—	—	—	37,647,062
Stock based compensation awards	—	—	184,034	—	—	—	184,034
Restricted stock issued	8,382	84	(84)	—	—	—	—
Forfeiture of shares	(2,031)	(20)	20	—	—	—	—
Private placement - common stock	936,695	9,368	12,168,201	—	—	—	12,177,569
Common stock cash dividend $0.12 per share	—	—	—	(1,059,877)	—	—	(1,059,877)
Balance, September 30, 2013	10,761,113	$107,612	$104,408,960	$20,882,086	$(2,628,710)	$361,815	$123,131,763

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2013	2012

Cash flows from operating activities
Interest received	$33,053,311	$29,092,041
Fees and commissions received	2,620,340	1,573,317
Interest paid	(3,464,679)	(3,959,698)
Cash paid to suppliers and employees	(22,325,531)	(15,432,704)
Loans originated for sale	(22,192,101)	—
Proceeds from sale of loans originated for sale	24,272,848	—
Income taxes paid	(539,614)	(2,657,389)
	11,424,574	8,615,567
Cash flows from investing activities
Cash and cash equivalents of acquired bank	38,846,599	—
Purchase of investment securities available for sale	(27,016,237)	(81,559,306)
Proceeds from disposal of investment securities
Available for sale at maturity or call	87,395,951	38,772,596
Available for sale sold		25,572,809
Loans made, net of principal collected	(74,260,660)	(34,950,662)
Proceeds from sale of other real estate owned	2,905,643	810,310
Improvements to other real estate owned	—	(15,525)
Redemption of equity securities	(2,109,051)	103,550
Purchase of premises, equipment and software	(1,378,263)	(1,556,090)
	24,383,982	(52,822,318)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(24,202,612)	(24,899,126)
Other deposits	57,922,907	65,209,819
Short term borrowings	(41,951,953)	5,871,951
Long term borrowings	(73,606)	(68,016)
Acquisition cash consideration	(16,966,208)	—
Stock proceeds from private placement	12,177,568
Stock options exercised	647,439	23,131
Cash dividends paid-common stock	(1,059,878)	(819,512)
	(13,506,343)	45,318,247

Net increase (decrease) in cash and cash equivalents	22,302,213	1,111,496

Cash and cash equivalents at beginning of period	28,690,761	43,636,724
Cash and cash equivalents at end of period	$50,992,974	$44,748,220

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2013	2012

Reconciliation of net income to net cash provided by operating activities
Net income	$3,380,844	$5,755,923

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	1,265,324	897,150
Provision for loan losses	990,000	1,125,000
Change in deferred loan fees net of costs	118,905	(215,995)
(Gain)/loss on sales or calls of securities	(641,088)	(849,539)
Amortization of premiums and discounts	981,667	799,727
Change in loans held for sale	2,080,747	—
Gain on the sale of loans	(477,587)	—
(Gain)/loss on sales of other real estate owned	212,296	(110,704)
Write down of other real estate owned	84,040	281,000
(Gain)/loss on sale of fixed assets	104,639	(9,365)
Amortization of intangible	607,576	549,839
Deferred income taxes	533,499	(66,149)
Stock based compensation awards	184,034	135,381
Increase (decrease) in
Accrued interest payable	(307,987)	(55,717)
Income tax payable	135,703	148,014
Accrued pension	229,156	228,061
Other liabilities	(1,562,724)	528,234
Decrease (increase) in
Accrued interest receivable	269,585	(158,248)
Bank owned life insurance	(501,233)	(341,141)
Prepaid income taxes	—	—
Other assets	3,737,178	(25,904)
	$11,424,574	$8,615,567

Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$264,156,097	$—
Other intangible assets acquired	46,120,580	—
Fair value of liabilities assumed	(317,436,552)	—
Net identifiable asset acquired over (under) liabilities assumed	(7,159,875)	—

Supplemental disclosure of noncash activities:
Transfer to loans from other real estated owned	$233,580	$191,921

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

Basis of Presentation and Consolidation-The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its majority owned subsidiary Pointer Ridge Office Investments, LLC (Pointer Ridge), a real estate investment company.  We have eliminated all significant intercompany transactions and balances.

We report the non-controlling interests in Pointer Ridge separately in the consolidated balance sheet.  We report the income of Pointer Ridge attributable to Old Line Bancshares on the consolidated statement of income.

The foregoing consolidated financial statements for the periods ended September 30, 2013 and 2012 are unaudited; however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2012 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2012.  Old Line Bancshares adopted one new critical accounting policy during the second quarter of this year as follows:

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

Acquired loans are recorded at fair value at the date of acquisition, and accordingly no allowance for loan losses is transferred to the acquiring entity in connection with purchase accounting. The fair values of loans with evidence of credit deterioration (purchased, credit-impaired loans) are initially recorded at fair value, but thereafter accounted for differently than purchased, non-credit-impaired loans.  For purchased, credit-impaired loans, the excess of all cash flows estimated to be collectable at the date of acquisition over the purchase price of the purchase credit-impaired loan is recognized as interest income, using a level-yield basis over the life of the loan.  This amount is referred to as the accretable yield.  The purchased credit-impaired loan’s contractually-required payments receivable estimated to be in excess of the amount of its future cash flows expected at the date of acquisition is referred to as the non-accretable difference, and is not reflected as an adjustment to the yield, in the form of a loss accrual or a valuation allowance.

Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each purchased, credit-impaired loan in comparison to management’s initial performance expectations.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions, or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

Acquired performing loans are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Acquired performing loans are recorded as of the purchase date at fair value. Credit losses on the acquired performing loans are estimated based on analysis of the performing portfolio. A provision for loan losses is recognized for any further credit deterioration that occurs in these loans subsequent to the acquisition date. We had one acquired loan from MB&T of which we recognized further credit deterioration in the quarter ending September 30, 2013, and recorded a $290,000 specific reserve.

Allowance for Loan Losses - During the third quarter of 2013, management revised the methodology for the loss-rate analysis for the performing loan portfolios due to the increase in total loans and the complexity of the loan portfolio.  The primary changes in the methodology were to segment loans with similar risk characteristics and change the look back period to 12 quarters.  Previously we used various loss measurement periods for the different segments. Some were three year and some had history disregarded because there was so little in losses.

These changes were effective September 30, 2013 and resulted in no additional provision for the quarter ending September 30, 2013. Management made the following changes to the methodology during the third quarter of 2013:

•                              The portfolio is analyzed in the following segments for the ASC 450 analysis pool and is sorted by the following loan types:

Commercial & Industrial Loans

Commercial Real Estate Loans — Owner Occupied

Commercial Real Estate Loans — Non-owner occupied

Commercial Real Estate Loans — Hotels/Motels/Inns

Residential Land Loans

Residential Acquisition & Development Loans

Commercial Land Loans

Commercial Acquisition & Development Loans

Residential First Lien Loans (including construction) — Investor

Residential First Lien Loans (including construction) — Owner Occupied

HELOC & Closed End Junior Lien Loans

Consumer Installment Loans — Boats

Consumer Installment Loans — Other

Consumer Revolving & Credit Cards

•                              Within each of the above loan types, each portfolio is sorted by the risk assessment rating of each loan as Pass, Pass-Watch, Special Mention or Substandard.

•                              The Bank’s loss experience for each of the last 12 quarters is aggregated and that total is used to create a percentage of the loan portfolio as it existed at the beginning of the 12 quarter “look back.”

•                              The Bank’s loss experience (Loss Factor) is progressively tiered by risk category for Pass, Pass-Watch, Special Mention and Substandard loans by applying a higher loss factor to higher risk rated categories. Loans rated “Doubtful” or “Loss” are, by definition, impaired and will be specifically reserved based upon Bank management’s best estimate of the loss exposure for each loan.

Loans Held-for-Sale-The loans classified in the held-for-sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at September 30, 2013 and will be settled subsequent to that date.  Only loans purchased by investors with recourse obligations are included in the allowance calculation.

The loans classified in the held-for-sale portfolio also include a pool of acquired impaired loans that we are currently working to market with brokers. These loans are not included in the allowance calculation due to the fair value accounting of the purchased loans.

The accounting and reporting policies of Old Line Bancshares conform with US GAAP.

Reclassifications-We have made certain reclassifications to the 2012 financial presentation to conform to the 2013 presentation.  These reclassifications did not change net income or stockholders’ equity.

2.              POINTER RIDGE OFFICE INVESTMENT, LLC

Old Line Bank has a 62.5% ownership of Pointer Ridge Office Investment, LLC and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge Office Investment, LLC.

2.              POINTER RIDGE OFFICE INVESTMENT, LLC (continued)

	September 30,	December 31,
Balance Sheets	2013	2012

Current assets	$278,672	$313,165
Non-current assets	6,820,995	6,938,990
Liabilities	6,134,827	6,208,029
Equity	964,840	1,044,126

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Statements of Income
Revenue	$230,223	$213,415	$676,613	$624,669
Expenses	243,936	268,519	755,899	778,478
Net loss	$(13,713)	$(55,104)	$(79,286)	$(153,809)

3.                          ACQUISITION OF WSB HOLDINGS, INC.

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

The acquired assets and assumed liabilities of WSB Holdings were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of WSB Holdings. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Premises and equipment was valued based on recent appraised values.  Management used quoted or current market prices to determine the fair value of investment securities, and long-term borrowings that were assumed from WSB Holdings.

The statement of net assets acquired and the resulting acquisition date goodwill recorded is presented in the following table. As explained in the notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at the acquisition date fair value.

3.                          ACQUISITION OF WSB HOLDINGS, INC. (continued)

				As Recorded by
	As Recorded by	Fair Value		Old Line
	WSB Holdings, Inc	Adjustments		Bancshares, Inc.
Assets
Cash and due from banks	$5,576,699	$—		$5,576,699
Federal funds sold	33,269,900	(16,966,208)		16,303,692
Total cash and cash equivalents	38,846,599	(16,966,208)		21,880,391

Investment securities available for sale	79,476,355	(101,654	)(a)	79,374,701
Loans, net of deferred fees and costs	177,204,282	(14,263,180	)(b)	162,941,102
Allowance for loan losses	(2,767,274)	2,767,274	(b)	—
Premises and equipment	4,705,902	5,673,151	(c)	10,379,053
Accrued interest receivable	886,413	—		886,413
Deferred income taxes	7,396,519	4,005,790	(d)	11,402,309
Bank owned life insurance	12,986,817	—		12,986,817
Other real estate owned	5,225,958	(993,476	)(e)	4,232,482
Core deposit intangible	—	2,434,723	(f)	2,434,723
Other assets	4,326,538	(567,850	)(g)	3,758,688
Total assets	$328,288,109	$(18,011,430)		$310,276,679

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$10,863,874	$—		$10,863,874
Interest bearing	204,375,389	955,452	(h)	205,330,841
Total deposits	215,239,263	955,452		216,194,715
Long term borrowings	56,000,000	4,250,568	(i)	60,250,568
Accrued interest payable	246,416	—		246,416
Other liabilities	2,979,727	—		2,979,727
Total liabilities	$274,465,406	$5,206,020		$279,671,426

Net identifiable assets acquired over (under) liabilities assumed	53,822,703	(23,217,450)		30,605,253
Goodwill	—	7,159,875		7,159,875
Net assets acquired over liabilities assumed	53,822,703	(16,057,575)		37,765,128

Purchase Price Consideration-Common Stock
WSB Holdings shares outstanding exchanged for stock		5,223,633
Exchange ratio		0.557
Old Line Bancshares shares issued to WSB Holdings		2,909,486
Purchase price per WSB Holdings common share		$6.0743
Cash consideration		$16,966,208
Purchase price assigned to shares exchanged for stock		$37,765,128

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

(g)          Adjustment reflects the impairment of certain WSB Holdings’ prepaid and deferred accounts.

(h)         Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)    Adjustment reflects the fair value of WSB Holdings’ borrowings acquired on acquisition date and is related to the Federal Home Loan Bank of Atlanta (“FHLB”) pre-payment penalty incurred subsequent to the acquisition date in the connection with the repayment of all of WSB’s FHLB advances by Old Line Bancshares.

3.                          ACQUISITION OF WSB HOLDINGS, INC. (continued)

During the third quarter of 2013, within the measurement period, goodwill was increased $946,241 associated with the acquisition of WSB Holdings.  As outlined in Footnote 2 of our financial statements, this amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.  This increased represents $102,484 fair value adjustment on one of our lot loans, $2,949 in our deferred tax assets and $8,310 credit on one commercial land loan and $849,118 on fair value of our investments classified as available for sale that we identified during the period.

Pro Forma Results

The following schedule includes consolidated statements of income data for the unaudited pro forma results for the periods ended September 30, 2013 and 2012 as if the WSB Holdings acquisition had occurred as of the beginning of the periods presented.

	Nine Months Ended September 30,
	2013	2012
Net interest income	$31,405	$33,137
Other non-interest revenue	5,275	5,402
Total revenue	36,680	38,539
Provision expense	990	1,125
Other non-interest expense	32,825	31,477
Income before income taxes	2,865	5,937
Income tax expense	1,102	2,283
Net income	$1,763	$3,654
Basic earnings per share	0.21	0.48
Diluted earnings per share	0.21	0.47

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

4.                                      INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2013
Available for sale
U. S. treasury	$1,249,400	$513	$—	$1,249,913
U.S. government agency	47,396,111	5,250	(1,609,748)	45,791,613
Municipal securities	61,815,232	794,982	(2,556,967)	60,053,247
Mortgage backed securities:
FHLMC certificates	5,473,276	86,789	(47,436)	5,512,629
FNMA certificates	19,629,429	236,141	(367,592)	19,497,978
GNMA certificates	42,880,388	170,317	(980,782)	42,069,923
SBA loan pools	7,646,296	—	(293,967)	7,352,329
	$186,090,132	$1,293,992	$(5,856,492)	$181,527,632

December 31, 2012
Available for sale
U. S. treasury	$1,249,708	$1,542	$—	$1,251,250
U.S. government agency	28,493,293	105,183	(27,505)	28,570,971
Municipal securities	61,670,324	2,453,427	(270,102)	63,853,649
Mortgage backed securities
FHLMC certificates	6,448,848	245,541	(4,858)	6,689,531
FNMA certificates	17,600,875	858,903	—	18,459,778
GNMA certificates	50,914,071	700,339	(2,699)	51,611,711
SBA loan pools	1,098,701	5,631	—	1,104,332
	$167,475,820	$4,370,566	$(305,164)	$171,541,222

As of September 30, 2013, securities with unrealized losses segregated by length of impairment were as follows:

	September 30, 2013
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. government agency	$42,786,362	$1,609,748	$—	$—	$42,786,362	$1,609,748
Municipal securities	33,720,874	2,398,106	1,712,342	158,861	35,433,216	2,556,967
Mortgage backed securities	47,005,953	1,395,810	—	—	47,005,953	1,395,810
SBA loan pools	7,352,328	293,967			7,352,328	293,967
Total unrealized losses less than 12 months	$130,865,517	$5,697,631	$1,712,342	$158,861	$132,577,859	$5,856,492

	December 31,2012
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. government agency	$4,498,200	$27,505	$—	$—	$4,498,200	$27,505
Municipal securities	13,470,047	270,102	—	—	13,470,047	270,102
Mortgage backed securities	2,797,011	7,557	—	—	2,797,011	7,557
Total unrealized losses less than 12 months	$20,765,258	$305,164	$—	$—	$20,765,258	$305,164

At September 30, 2013 we had three municipal securities in an unrealized loss position greater than the 12 months time frame and 141 securities in an unrealized loss position less than the 12 months time frame.  At December 31, 2012 we had 35 securities in an unrealized loss position less than the 12 months time frame and no securities in an unrealized loss position greater than the 12 months time frame.

4.                                      INVESTMENT SECURITIES (continued)

We consider all unrealized losses on securities as of September 30, 2013 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of September 30, 2013, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

We have recorded no gross realized gains for the three month period ending September 30, 2013 compared to $289,511 for the same three month period last year from the sale or call of investment securities.  Recorded gross realized gains for the nine month period ended September 30, 2013 was $641,088 compared to $849,539 for the same nine month period last year.  During the nine month periods ended September 30, 2013 and 2012, we received $87.3 million and $64.3 million, respectively, in proceeds from sales, maturities or calls of investment securities.

Contractual maturities and pledged securities at September 30, 2013 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
September 30, 2013	Amortized cost	Fair value

Maturing
Within one year	$1,249,400	$1,249,913
Over one to five years	11,628,857	11,658,412
Over five to ten years	50,571,838	49,206,713
Over ten years	122,640,037	119,412,594
	$186,090,132	$181,527,632
Pledged securities	$38,229,610	$37,937,586

5.                            LOANS

Major classifications of loans held for investment are as follows:

	September 30, 2013			December 31, 2012
Held-for-investment	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Real estate
Commercial	$334,552,174	$99,524,172	$434,076,346	$279,489,013	$65,396,469	$344,885,482
Construction	68,310,288	24,773,084	93,083,372	48,603,640	4,174,751	52,778,391
Residential	56,697,617	97,674,279	154,371,896	38,901,489	52,069,937	90,971,426
Commercial	105,516,338	11,034,397	116,550,735	88,306,302	10,070,234	98,376,536
Boats	6,813,030	—	6,813,030		—	—
Other consumer	3,380,897	1,064,878	4,445,775	9,944,466	1,059,991	11,004,457
	575,270,344	234,070,810	809,341,154	465,244,910	132,771,382	598,016,292
Allowance for loan losses	(4,184,021)	(241,624)	(4,425,645)	(3,648,723)	(316,624)	(3,965,347)
Deferred loan costs, net	963,167	11,911	975,078	1,093,983	—	1,093,983
	$572,049,490	$233,841,097	$805,890,587	$462,690,170	$132,454,758	$595,144,928

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

Management tracks all loans secured by commercial real estate.  With the exception of loans to the hospitality industry, the properties secured by commercial real estate are diverse in terms of type.  This diversity helps to reduce our exposure to economic events that affect any single market or industry.  As a general rule, we avoid financing single purpose properties unless other underwriting factors are present to help mitigate the risk.  As previously mentioned, we do have a concentration in the hospitality industry.  At September 30, 2013 and December 31, 2012, we had approximately $66.7 million and $61.3 million, respectively, of commercial real estate loans to the hospitality industry.  An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

5.                                      LOANS (continued)

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington D.C. market area in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  As of September 30, 2013 and December 31, 2012, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

5.                                      LOANS (continued)

Non-Accrual and Past Due Loans

We consider all loans past due if the borrower has not paid the required principal and interest payments when due under the original or modified terms of the promissory note and place a loan on non-accrual status when the payment of principal or interest has become 90 days past due.  When we classify a loan as non-accrual, we no longer accrue interest on such loan and we reverse any interest previously accrued but not collected.  We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments.  We recognize interest on non-accrual legacy loans only when received.  We originally recorded purchased, credit-impaired loans at fair value upon acquisition, and an accretable yield is established and recognized as interest income on purchased loans to the extent subsequent cash flows support the estimated accretable yield.  Purchased, credit-impaired loans that perform consistent with the accretable yield expectations are not reported as non-accrual or non-performing.  However, purchased, credit-impaired loans that do not continue to perform according to accretable yield expectations are considered impaired, and presented as non-accrual and non-performing.  Currently, management expects to fully collect the carrying value of acquired, credit-impaired loans.

The table below presents an aging analysis of the loan held for investment portfolio at September 30, 2013 and December 31, 2012.

Age Analysis of Past Due Loans

	September 30, 2013			December 31, 2012
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$565,917,029	$227,454,582	$793,371,611	$459,073,548	$127,754,017	$586,827,565
Accruing past due loans:
30-59 days past due
Real estate	737,044	1,779,236	2,516,280	218,700	447,399	666,099
Commercial	—	34,827	34,827	436,806	36,923	473,729
Consumer	—	386	386	—	45,322	45,322
Total 30-59 days past due	737,044	1,814,449	2,551,493	655,506	529,644	1,185,150
60-89 days past due
Real estate	1,121,860	1,170,389	2,292,249	1,141,779	62,852	1,204,631
Commercial	452,647	—	452,647	—	—	—
Consumer	—	97	97	1,453	9,882	11,335
Total 60-89 days past due	1,574,507	1,170,486	2,744,993	1,143,232	72,734	1,215,966
90 or more days past due
Real estate	1,849,685	3,401,580	5,251,265	—	—	—
Consumer	101,420	—	101,420	—	6,410	6,410
Total 90 or more days past due	1,951,105	3,401,580	5,352,685	—	6,410	6,410
Total accruing past due loans	4,262,656	6,386,515	10,649,171	1,798,738	608,788	2,407,526
Recorded Investment Non-accruing loans: (1)
Real estate:
Commercial	—	—	—	1,226,011	1,401,187	2,627,198
Construction	—	—	—	—	100,000	100,000
Residential	552,877	—	552,877	591,873	2,555,374	3,147,247
Commercial	1,302,147	—	1,302,147	—	35,392	35,392
Consumer	14,781	—	14,781	—	—	—
Total Recorded Investment Non-accruing past due loans:	1,869,805	—	1,869,805	1,817,884	4,091,953	5,909,837
Total Financing Receivables (Loans)	$572,049,490	$233,841,097	$805,890,587	$462,690,170	$132,454,758	$595,144,928

(1)         Acquired, credit-impaired loans performing in accordance with accretable yield estimates are reported as accruing loans.

5.                                      LOANS (continued)

We consider all non-performing loans and troubled debt restructurings (TDRs) to be impaired. We do not recognize interest income on non-performing loans during the time period that the loans are non-performing. We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms.

The tables below present our impaired loans at September 30, 2013 and December 31, 2012.

			Three months September 30, 2013			Nine months September 30, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Real Estate
Commercial	$1,302,147	$1,302,147	$—	$1,314,245	$—	$1,341,363	$—
Construction	—	—	—	—	—	—	—
Residential	426,989	426,989	—	427,156	—	433,529	—
Commercial	125,888	125,888	—	126,790	—	130,163	—
Consumer	14,781	14,781	—	9,927	64	14,914	64
With an allowance recorded:
Real Estate
Commercial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Residential	499,122	499,122	25,000	499,122	4,839	499,122	12,525
Commercial	—	—	—	—	—	—
Total legacy impaired	2,368,927	2,368,927	25,000	2,377,240	4,903	2,419,091	12,589

Acquired (1)
With no related allowance recorded:
Real Estate
Commercial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Residential	696,110	655,233	—	656,080	8,424	659,818	24,107
Commercial	88,234	88,234	—	88,513	1,511	89,421	3,406

With an allowance recorded:
Real Estate
Commercial	241,624	241,624	241,624	241,624	—	241,624	—
Construction	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Total acquired impaired	1,025,968	985,091	241,624	986,217	9,935	990,863	27,513
Total impaired	$3,394,895	$3,354,018	$266,624	$3,363,457	14,838	3,409,954	40,102

(1)         Generally accepted accounting principles require that we initially record acquired loans at fair value which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet the definition of an acquired, credit-impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.     Acquired, credit-impaired loans where the cash flows do not perform according to initial accretable yield estimates are considered impaired.

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

(1)         Generally accepted accounting principles require that we initially record acquired loans at fair value which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet the definition of an acquired, credit-impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.     Acquired, credit-impaired loans where the cash flows do not perform according to initial accretable yield estimates are considered impaired.

5.                                      LOANS (continued)

The table below presents the contract amount due and recorded book balance of the non-accrual loans at September 30, 2013 and December 31, 2012.

Loans on Non-accrual Status

	September 30, 2013				December 31, 2012
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	2	$2,261,011	$1,302,147	$85,660	2	$1,226,011	$1,226,011	$103,529
Residential	2	552,877	552,877	46,176	2	591,873	591,873	25,449
Consumer	2	14,781	14,781	31	—	—	—	—
Total non-accrual loans	6	2,828,669	1,869,805	131,867	4	1,817,884	1,817,884	128,978

Acquired (1)
Real Estate
Commercial	—	—	—	—	8	3,808,963	1,401,187	649,266
Construction	—	—	—	—	4	2,538,565	100,000	592,476
Residential	—	—	—	—	10	4,346,364	2,555,374	526,669
Commercial	—	—	—	—	3	123,949	35,392	45,787
Total non-accrual loans	—	—	—	—	25	10,817,841	4,091,953	1,814,198

(1)         Generally accepted accounting principles require that we initially record acquired loans at fair value which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet the definition of an acquired, credit-impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.     Acquired, credit-impaired loans where the cash flows do not perform according to initial accretable yield estimates are considered impaired.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties.

Restructured loans at September 30, 2013 consisted of six loans for $1,242,589 compared to five loans at December 31, 2012 for $1,193,260.

We had no loans that were modified to a TDR during the three months ending September 30, 2013 and 2012.

The following presents, by class, information related to loans modified in a TDR during the nine months ending September 30, 2013 and 2012.

	Loans Modified as a TDR for the Nine Months Ended
	September 30, 2013		September 30, 2012
Troubled Debt Restructurings:	Number of	Recorded Investment	Number of	Recorded Investment
(dollars in thousands)	Contracts	(as of period end)	Contracts	(as of period end)
Acquired:
Residential Real Estate	1	$60	—	$—

Total TDRs	1	$60	—	$—

We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the three and nine month periods ending September 30, 2013.

Acquired impaired loans

Acquired loans are recorded at fair value at the date of acquisition, and accordingly no allowance for loan losses is transferred to the acquiring entity in connection with purchase accounting. The fair values of loans with evidence of credit deterioration (purchased, credit-impaired loans) are initially recorded at fair value, but thereafter accounted

5.                                      LOANS (continued)

for differently than purchased, non-credit-impaired loans.  For purchased, credit-impaired loans, the excess of all cash flows estimated to be collectable at the date of acquisition over the purchase price of the purchase credit-impaired loan is recognized as interest income, using a level-yield basis over the life of the loan.  This amount is referred to as the accretable yield.  The purchased credit-impaired loan’s contractually-required payments receivable estimated to be in excess of the amount of its future cash flows expected at the date of acquisition is referred to as the non-accretable difference, and is not reflected as an adjustment to the yield, in the form of a loss accrual or a valuation allowance.

Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each purchased, credit-impaired loan in comparison to management’s initial performance expectations.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions, or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

Acquired performing loans are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Acquired performing loans are recorded as of the purchase date at fair value. Credit losses on the acquired performing loans are estimated based on analysis of the performing portfolio. A provision for loan losses is recognized for any further credit deterioration that occurs in these loans subsequent to the acquisition date.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans as of the acquisition date.

WSB Acquired Impaired Loans as of May 10, 2013

May 10, 2013	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable Yield	Loans Receivable
Business loans risk rated 4 at acquisition	$—	$—	$—	$—	$—
Business loans risk rated 5 at acquisition	33,038	19,822	13,216	21	13,195
Business loans risk rated 6 at acquisition	233,880	140,328	93,552	10,765	82,787
Total business loans	266,918	160,150	106,768	10,786	95,982
Real estate loans risk rated 4 at acquisition	6,352,445	2,155,197	4,197,248	655,823	3,541,425
Real estate loans risk rated 5 at acquisition	7,346,174	1,938,104	5,408,070	643,135	4,764,935
Real estate loans risk rated 6 at acquisition	19,385,909	8,261,491	11,124,418	1,394,568	9,729,850
Real estate loans risk rated 7 at acquisition	424,784	157,367	267,417	(60,149)	327,566
Total real estate loans	33,509,312	12,512,159	20,997,153	2,633,377	18,363,776
Total impaired loans acquired	$33,776,230	$12,672,309	$21,103,921	$2,644,163	$18,459,758

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

5.                                      LOANS (continued)

We established a credit risk related non-accretable difference of $12.7 million relating to these acquired, credit impaired loans, reflected in the recorded net fair value.  We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $2.6 million on the acquisition date relating to these impaired loans.

We have re-classified $21.1 million (net of credit marks) of our acquired loans to available for sale.  These loans consist primarily of purchase credit impaired loans that we are currently working to market with brokers.  We expect settlement on these loans to occur in the fourth quarter of 2013.  However, at this time, we cannot estimate the current amount of gain or loss on these loans.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans from MB&T and WSB as of September 30, 2013.

Acquired Impaired Loans as of September 30, 2013

September 30, 2013	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable Yield	Loans Receivable
Business loans risk rated 4 at acquisition	$63,041	$8,835	$54,206	$—	$54,206
Business loans risk rated 5 at acquisition	6,196	2,845	3,351	—	3,351
Business loans risk rated 6 at acquisition	—	—	—	—	—
Total business loans	69,237	11,680	57,557	—	57,557
Real estate loans risk rated 4 at acquisition	4,744,213	1,053,341	3,690,872	(14,405)	3,705,277
Real estate loans risk rated 5 at acquisition	2,198,505	418,325	1,780,180	64,280	1,715,900
Real estate loans risk rated 6 at acquisition	8,548,075	4,660,493	3,887,582	—	3,887,582
Real estate loans risk rated 7 at acquisition	53,828	32,296	21,532	—	21,532
Total real estate loans	15,544,621	6,164,455	9,380,166	49,875	9,330,291
Total impaired loans acquired	$15,613,858	$6,176,135	$9,437,723	$49,875	$9,387,848

Accretable Yield

Beginning balance December 31, 2012	$—
Additions due to WSB acquisition	2,746,647
Accreted to income	(1,664,534)
Reclassification from non-accretable (1)	1,655,520
Reclassification to loans held for sale (2)	(2,687,758)
Ending balance September 30, 2013	$49,875

(1) Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

(2) Represent loans reclassified as held for sale.  We have pooled the previously acquired impaired loans which are scheduled for sale in the fourth quarter.

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

During the third quarter of 2013, management revised the methodology for the loss-rate analysis for the performing loan portfolios due to the increase in total loans and the complexity of the loan portfolio.  The primary changes in the methodology were to change the way loans are segmented with similar risk characteristics and change the look back period of charge-off history to 12 quarters.  These changes were effective September 30, 2013 but did not result in a material change for the quarter ending September 30, 2013.

We determine loss ratios for installment and other consumer loans and real estate loans based upon a review of prior 12 months delinquency trends for the category, the three year loss ratio for the category, peer group loss ratios and industry standards.

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

5.                                      LOANS (continued)

category loans with a perfected security interest in U.S. government securities, investment grade government sponsored entities’ bonds, investment grade municipal bonds, insured savings accounts, and insured certificates of deposits drawn on high quality financial institutions.

•                  Risk rating 2 (Good Quality) is normally assigned to a loan with a sound primary and secondary source of repayment.  The borrower may have access to alternative sources of financing.  This loan carries a normal level

•                  of risk, with minimal loss exposure.  The borrower has the ability to perform according to the terms of the credit facility.  Cash flow coverage is greater than 1.25:1 but may be vulnerable to more rapid deterioration than the higher quality loans.  We may also include loans secured by high quality traded stocks, lower grade municipal bonds and uninsured certificates of deposit.

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

5.                                      LOANS (continued)

of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the asset has no recovery value, but that it is not practical to defer writing off the worthless assets, even though partial recoveries may occur in the future.  We charge off assets in this category.

The following table outlines the class of loans by risk rating.

September 30, 2013	Account Balance
Risk Rating	Legacy	Acquired	Total
Pass (1-4)
Real Estate
Commercial	$326,450,400	$93,761,830	$420,212,229
Construction	64,025,900	23,742,025	87,767,926
Residential	53,602,708	92,719,370	146,322,078
Commercial	100,020,432	10,235,969	110,256,401
Consumer	10,193,927	1,064,878	11,258,805
Special Mention (5)	15,599,835	5,377,702	20,977,537
Substandard (6)	5,377,142	7,147,505	12,524,648
Doubtful (7)	—	21,531	21,531
Loss (8)	—	—	—
Total	$575,270,344	$234,070,810	$809,341,154

December 31, 2012	Account Balance
Risk Rating	Legacy	Acquired	Total
Pass (1-4)
Real Estate
Commercial	$269,370,808	$60,971,510	$330,342,318
Construction	44,512,690	3,683,127	48,195,817
Residential	35,877,467	45,417,057	81,294,523
Commercial	85,862,581	10,070,234	95,932,815
Consumer	9,944,467	1,059,992	11,004,459
Special Mention (5)	14,182,357	3,716,126	17,898,483
Substandard (6)	5,494,540	7,853,337	13,347,877
Doubtful (7)	—	—	—
Loss (8)	—	—	—
Total	$465,244,910	$132,771,382	$598,016,292

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2013 and 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

5.                                      LOANS (continued)

Three Months Ended September 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,973,156	$884,697	$248,538	$130,889	$4,237,280
Provision for loan losses	764,046	(28,939)	(8,330)	13,223	740,000

Provision for loan losses for loans acquired with deteriorated credit quality	(150,000)	—	—	—	(150,000)
Recoveries	24,124	3,129	—	24,336	51,589
	3,611,326	858,887	240,208	168,448	4,878,869
Loans charged off	(439,073)	—	—	(14,151)	(453,224)
Ending Balance	$3,172,253	$858,887	$240,208	$154,297	$4,425,645

Nine Months Ending September 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Provision for loan losses	996,527	190,352	(8,720)	(13,159)	1,165,000

Provision for loan losses for loans acquired with deteriorated credit quality	(175,000)	—	—	—	(175,000)
Recoveries	65,809	27,218	—	60,778	153,805
	3,713,920	973,524	240,208	181,500	5,109,152
Loans charged off	(541,667)	(114,637)	—	(27,203)	(683,507)
Ending Balance	$3,172,253	$858,887	$240,208	$154,297	$4,425,645

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$25,000	$—	$—	$—	$25,000
Collectively evaluated for impairment	2,905,629	858,887	240,208	154,297	4,159,021
Acquired Loans:
Individually evaluated for impairment	241,624	—	—	—	241,624
Ending balance	$3,172,253	$858,887	$240,208	$154,297	$4,425,645

5.                                      LOANS (continued)

The following table provides an analysis of the allowance for loan losses with the new methodology for the period ending September 30, 2013:

Provision balance transferred as of September 30, 2013	Beginning balance prior to new methodology	Amount of Transfer	Ending balance with new methodology

Other consumer	$154,297	$(154,297)	$—
Boat	240,208	(240,208)	—
Mortgage	3,172,253	(3,172,253)	—
Commercial	858,887	(858,887)	—
Commercial & Industrial Loans	—	437,546	437,546
Commercial Real Estate Loans — Owner Occupied	—	833,654	833,654
Commercial Real Estate Loans — Non-owner occupied	—	919,550	919,550
Commercial Real Estate Loans — Hotels/Motels/Inns	—	278,254	278,254
Residential Land Loans	—	4,633	4,633
Residential Acquisition & Development Loans	—	125,475	125,475
Commercial Land Loans	—	63,731	63,731
Commercial Acquisition & Development Loans	—	129,979	129,979
Residential First Lien Loans (including construction) — Investor	—	188,448	188,448
Residential First Lien Loans (including construction) — Owner Occupied	—	1,327,178	1,327,178
Consumer Installment Loans — Boats	—	2,119	2,119
Consumer Installment Loans — Other	—	114,031	114,031
Consumer Revolving & Credit Cards	—	1,047	1,047
	$4,425,645	$—	$4,425,645

5.                                      LOANS (continued)

Three Months Ended September 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,893,147	$778,571	$294,175	$143,568	$4,109,461
Provision for loan losses	(400,494)	(34,431)	(10,375)	433	(444,867)
Provision for loan losses for loans acquired with deteriorated credit quality	599,624	220,243	—	—	819,867
Recoveries	50,582	(11,675)	—	21,601	60,508
	3,142,859	952,708	283,800	165,602	4,544,969
Loans charged off	(23,664)	—	—	(27,557)	(51,221)
Ending Balance	$3,119,195	$952,708	$283,800	$138,045	$4,493,748

Nine Months Ending September 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	681,096	(122,412)	(281,440)	27,889	305,133
Provision for loan losses for loans acquired with deteriorated credit quality	599,624	220,243	—	—	819,867
Recoveries	63,557	20,258	—	70,268	154,083
	3,467,345	1,040,399	283,800	228,810	5,020,354
Loans charged off	(348,150)	(87,691)	—	(90,765)	(526,606)
Ending Balance	$3,119,195	$952,708	$283,800	$138,045	$4,493,748

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$309,967	$—	$—	$—	$309,967
Collectively evaluated for impairment	2,209,604	732,465	283,800	138,045	3,363,914
Acquired Loans:
Individually evaluated for impairment	599,624	220,243	—	—	819,867
Ending balance	$3,119,195	$952,708	$283,800	$138,045	$4,493,748

We individually evaluate all legacy substandard loans risk rated six, certain legacy special mention loans risk rated five and all legacy TDRs for impairment. We individually evaluate all acquired loans that we risk rated substandard six subsequent to the acquisition, certain acquired special mention loans risk rated five and all acquired TDRs for impairment. We also evaluate the accretable yield established for all acquired, credit-impaired loans for impairment.

Our recorded investment in loans at September 30, 2013 and 2012 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

5.                                      LOANS (continued)

September 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$499,122	$—	$—	$—	$499,122
Individually evaluated for impairment without specific reserve	3,230,535	1,647,484	—	—	4,878,019
Collectively evaluated for impairment with reserve	455,830,423	103,868,853	6,813,030	3,380,897	569,893,203
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	241,624	—	—	—	241,624
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	9,360,431	57,557	—	—	9,417,988
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	212,369,480	10,976,840	—	1,064,878	224,411,198
Ending balance	$681,531,615	$116,550,734	$6,813,030	$4,445,775	$809,341,154

September 30, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$1,315,642	$—	$—	$—	$1,315,642
Individually evaluated for impairment without specific reserve	3,652,420	1,901,658	—	—	5,554,078
Collectively evaluated for impairment with reserve	336,384,610	83,422,187	8,036,872	2,992,918	430,836,587
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	957,624	220,243	—	—	1,177,867
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	12,954,203	1,269,171	—	—	14,223,374
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	113,215,245	9,132,884	—	1,217,787	123,565,916
Ending balance	$468,479,744	$95,946,143	$8,036,872	$4,210,705	$576,673,464

6.                                      OTHER REAL ESTATE OWNED

At September 30, 2013 and December 31, 2012, the fair value of other real estate owned was $5,909,260 and $3,719,449, respectively.  As a result of the acquisitions of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

6.                                      OTHER REAL ESTATE OWNED (continued)

The following outlines the transactions in other real estate owned during the period.

Nine months ended September 30, 2013	Legacy	Acquired	Total
Beginning balance	$1,651,229	$2,068,220	$3,719,449
Acquired from WSB Holdings, Inc.	—	4,232,482	4,232,482
Transferred in	—	1,159,308	1,159,308
Write down in value	—	(66,600)	(66,600)
Sales/deposits on sales	(725,484)	(2,197,599)	(2,923,083)
Net realized loss	(200,454)	(11,842)	(212,296)
Total end of period	$725,291	$5,183,969	$5,909,260

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average number of shares	10,004,138	6,829,785	8,464,112	6,826,390
Dilutive average number of shares	10,117,380	6,909,147	8,565,602	6,886,147

8.                                      STOCK BASED COMPENSATION

We account for stock options and restricted stock awards under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation expense at the date of grant.  We recognize compensation expense related to stock based compensation awards in our income statements over the period during which we require an individual to provide service in exchange for such award.  For the nine months ended September 30, 2013 and 2012, we recorded stock-based compensation expense of $184,034 and $135,381, respectively. For the three months ending September 30, 2013 and 2012, we recorded stock-based compensation expense of $26,120 and $49,521, respectively.

We only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options).  For the nine months ended September 30, 2013 and 2012, we recognized $33,838 and $15,097, respectively, of tax benefits associated with the portion of the expense that was related to the issuance of non-qualified options.

We have two equity incentive plans under which we may issue stock options and restricted stock, the 2010 Equity Incentive Plan, approved at the 2010 Annual Meeting of stockholders and the 2004 Equity Incentive Plan.  Our Compensation Committee administers the equity incentive plans.  As the plans outline, the Compensation Committee approves stock option and restricted stock grants to directors and employees, determines the number of shares, the type of award, the option or share price, the term (not to exceed 10 years from the date of issuance), the restrictions, and the vesting period of options and restricted stock issued.  The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years and restricted stock awards that vest over periods of twelve months to three years.  We recognize the compensation expense associated with these grants over their respective vesting periods.  At September 30, 2013, there was

8.                                      STOCK BASED COMPENSATION (CONTINUED)

$258,857 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 1.2 years.  As of September 30, 2013, there were 103,153 shares remaining available for future issuance under the equity incentive plans.  Directors and officers exercised 63,148 options during the nine month period ended September 30, 2013, as compared to 2,900 options exercised during the nine month period ended September 30, 2012.

A summary of the stock option activity during the nine month periods follows:

	September 30,
	2013		2012
		Weighted		Weighted
	Number	average	Number	average
	of shares	exercise price	of shares	exercise price

Outstanding, beginning of period	398,958	$8.71	325,331	$8.65
Options granted	52,712	12.04	94,627	8.47
Options exercised	(63,148)	8.68	(2,900)	6.40
Options forfeited	(14,539)	9.70	(2,000)	8.00
Outstanding, end of period	373,983	$9.14	415,058	$8.62

Information related to options at September 30, 2013 follows:

	Outstanding options			Exercisable options
	Number of	Weighted	Weighted	Number of	Weighted
	shares at	average	average	shares at	average
Exercise	September	remaining	exercise	September	exercise
price	30, 2013	term	price	30, 2013	price
$6.30-$7.50	67,764	5.57	$6.51	67,764	$6.51
$7.51-$8.75	108,472	7.19	7.91	73,134	7.86
$8.76-$9.95	33,660	0.90	9.74	33,660	9.74
$9.96-$12.04	164,087	5.02	10.93	118,100	10.62
	373,983	5.38	$9.14	292,658	$8.88

Intrinsic value of outstanding options where the market value exceeds the exercise price.		$1,600,294

Intrinsic value of exercisable options where the market value exceeds the exercise price		$1,328,950

During the nine months ended September 30, 2013 and 2012, we granted 8,382 and 10,947 restricted common stock awards, respectively.  During the period ended September 30, 2013, 2,031 restricted shares were forfeited and there were 520 restricted shares forfeited for the nine month period ending September 30, 2012.  The following table provides a summary of the restricted stock awards during the nine month period and their vesting schedule.

8.                                      STOCK BASED COMPENSATION (CONTINUED)

	September 30,		September 30,
	2013		2012
		Weighted		Weighted
		average		average
	Number	grant date	Number	grant date
	of shares	fair value	of shares	fair value
Nonvested, beginning of period	16,210	$7.70	15,691	$7.41
Restricted stock granted	8,382	12.04	10,947	8.00
Restricted stock vested	(9,225)	7.52	(6,788)	7.34
Restricted stock forfeited	(2,031)	9.44	(520)	8.00
Nonvested, end of period	13,336	$10.29	19,330	$7.75

Total fair value of shares vested	$69,347		$49,853

Intrinsic value of outstanding restricted stock awards where the market value exceeds the exercise price		$252,457		$212,823
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$73,488		$74,736

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule of Unvested Restricted Stock Awards September 30, 2013
Vesting Date	# of Restricted Shares
12/31/2013	3,900
1/27/2014	3,725
1/26/2015	1,969
2/27/2016	3,742
Total Issued	13,336

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

We value investment securities classified as available for sale and Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis.  We value treasury securities and SLMA equity securities under Level 1, and collateralized mortgage obligations, agency securities, government sponsored entity securities, and some agency securities under Level 2.  At September 30, 2013 and December 31, 2012, we established values for available for sale investment securities as follows (000’s):

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2013 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale, Treasury securities and Sallie Mae	$1,511	$1,511	$—	$—	$—
Available-for-sale, U.S. government agency	45,792	—	45,792	—	—
Available-for-sale, Municipal securities	60,053	—	60,053	—	—
Available-for-sale, FHLMC MBS	5,513	—	5,513	—	—
Available-for-sale, FNMA MBS	19,498	—	19,498	—	—
Available-for-sale, GNMA MBS	42,070	—	42,070	—	—
SBA loan pools	7,352		7,352
	$181,789	$1,511	$180,278	$—	$—

	At December 31, 2012 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
	Carrying Value	Identical Assets	Inputs	Inputs	Included in
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale, Treasury securities and Sallie Mae	$1,609	$1,609	$—	$—	$—
Available-for-sale, U.S. government agency	28,570	—	28,570	—	—
Available-for-sale, Municipal securities	63,854	—	63,854	—	—
Available-for-sale, FHLMC MBS	6,690	—	6,690	—	—
Available-for-sale, FNMA MBS	18,460	—	18,460	—	—
Available-for-sale, GNMA MBS	51,612	—	51,612	—	—
SBA loan pools	1,104		1,104
	$171,899	$1,609	$170,290	$—	$—

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

9.                                      FAIR VALUE MEASUREMENTS (continued)

comprehensively revalued the fair value amounts since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the above presented amounts.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2013 are included in the table below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At September 30, 2013 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$2,344			$2,344
Acquired:	739			739

Total Impaired Loans	3,083	—	—	3,083

Other real estate owned:
Legacy:	$725			$725
Acquired:	5,184			5,184
Total other real estate owned:	5,909	—	—	5,909

Total	$8,992	$—	$—	$8,992

	At December 31, 2012 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying Value	Identical Assets	Inputs	Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy	$2,316	$—	$—	$2,316
Acquired	4,787	—	—	4,787

Total Impaired Loans	$7,103	$—	$—	$7,103
				.
Other real estate owned:
Legacy	$1,651	$—	$—	$1,651
Acquired	2,068	—	—	2,068
Total other real estate owned:	3,719	—	—	3,719

Total	$10,822	$—	$—	$10,822

9.                                      FAIR VALUE MEASUREMENTS (continued)

As of September 30, 2013 and December 31, 2012, we estimated the fair value of impaired assets using Level 3 inputs to be $9.0 million and $10.8 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 10%.  As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).  The increase in level 3 is due non-accrual loans, TDRs, and other real estate in the recent acquisition of WSB.

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

9.                                      FAIR VALUE MEASUREMENTS (continued)

	September 30, 2013 (In thousands)					December 31, 2012 (In thousands)
			Quoted Prices	Significant	Significant			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$50,993	$50,993	$50,993	$—	$—	$28,691	$28,691	$28,691	$—	$—
Loans receivable, net	810,316	823,782	—	—	823,782	595,145	599,320	—	—	599,320
Loans held for sale	22,585	22,585	—	22,612	—	—		—	—	—
Investment securities:
Available for sale	181,528	181,528	—	181,528	—	171,541	171,541	—	171,541	—
Equity Securities at cost	5,851	5,851	—	5,851	—	3,615	3,615	—	3,615	—
Bank Owned Life Insurance	30,357	30,357	—	30,357	—	16,869	16,869	—	16,869	—
Accrued interest receivable	3,296	3,296	—	—	3,296	2,639	2,639	—	1,031	1,608

Liabilities:
Deposits:
Non-interest-bearing	223,503	223,503	—	223,503	—	188,896	188,896	—	188,896	—
Interest bearing	781,969	763,967	—	763,967	—	546,563	554,778	—	554,778	—
Short term borrowings	56,204	56,204	—	56,204	—	37,905	37,905	—	37,905	—
Long term borrowings	6,396	6,119	—	6,119	—	6,192	6,488	—	6,488	—
Accrued Interest payable	259	250	—	250	—	547	547	—	547	—

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $603,000 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 73% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T).

On May 10, 2013, we acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB).  This acquisition created the fifth largest independent commercial bank based in Maryland, with assets of more than $1.1 billion and with 23 full service branches serving five counties.  Since the acquisition, teams from both institutions have worked diligently to join the two organizations.  Assets are $1.2 billion as of September 30, 2013.

Summary of Recent Performance and Other Activities

Our net income available to common stockholders increased $180 thousand to net earnings of $2.2 million for the three months ended September 30, 2013, compared to net earnings of $2.0 million for the three months ended September 30, 2012.  Income was $0.22 per basic and diluted common share for the three months ended September 30, 2013 compared to earnings of $0.30 and $0.29, respectively, per basic and diluted common share for the same period in 2012.  The increase in net income is primarily the result of $2.9 million increase in total interest income and an increase of $759 thousand in non-interest income partially offset by an increase of $3.2 million in non-interest expense.  Non-interest income increased as a result of gain on sale of loans sold in the secondary market.  Earnings were $3.4 million, or $0.40 per basic and diluted share, for the nine months ended September 30, 2013, compared with $5.8 million, or $0.85 per basic and $0.84 per diluted share for the same nine month period last year.  The decrease is primarily the result of an increase in non-interest expenses which includes the $3.2 million of merger related expenses including legal fees, investment banking fees, severance and charges associated with the termination of WSB’s core data processing contract in connection with our acquisition of WSB Holdings.

The following highlights contain additional financial data and events that have occurred during the three and nine months ended September 30, 2013:

•                  We successfully raised $12.2 million of new capital through a private placement of 936,696 shares of common stock at a price of $13.00 per share.

•                  Total assets during the three month period grew $32.6 million.  Total assets for the nine month period increased $317.9 million primarily as a result of the merger with WSB Holdings that became effective May 10, 2013. Total assets are $1.2 billion at September 30, 2013 compared to $861.9 million at December 31, 2012.

•                  Net loans for the three month period grew $36.5 million as a result of new originations.  Net loans grew $233.3 million or 39.21% during the nine months ended September 30, 2013, to $828.5 million at September 30, 2013 compared to $595.1 million at December 31, 2012, primarily as a result of $46 million of new originations and the acquisition of WSB Holdings.

•                  Non-interest bearing deposits increased $9.9 million and $34.6 million during the three and nine month periods ending September 30, 2013.  Interest bearing deposits decreased during the three month period by $20.1 million due to a planned reduction of time deposits.  Interest bearing deposits increased $215.3 million during the nine month period compared to their respective balances at December 31, 2012, primarily as a result of the acquisition of WSB Holdings.

•                  Our asset quality remained strong:

•                  At September 30, 2013, we had six legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $1.9 million.

•                  At September 30, 2013, we had accruing legacy loans past due between 30 and 89 days in the amount of $2.3 million and two accruing legacy loans of $1.9 million that are 90 or more days past due.

•                  At September 30, 2013, we had accruing acquired loans totaling $3.0 million past due between 30 and 89 days and eight accruing acquired loans of $3.4 million that are 90 or more days past due.

•                  We ended the third quarter of 2013 with a book value of $11.41 per common share and a tangible book value of $10.17 per common share.

•                  We maintained liquidity and by all regulatory measures remained “well capitalized”.

•                  We provided $990,000 for loan losses during the nine month period as compared to $1.1 million for the nine months ended September 30, 2012.

•                  Non-performing assets decreased to 1.11% of total assets at September 30, 2013 compared to 1.96% at June 30, 2013 and 1.34% at September 30, 2012.

•                  We recognized a loss, net of taxes, on our investment in Pointer Ridge of approximately $5,100 and $29,700, respectively, for the three and nine month periods ended September 30, 2013.

On May 11, 2013, all five WSB branches were rebranded as Old Line Bank branches.  The data processing and accounting systems are scheduled to be consolidated during the fourth quarter of 2013.  As discussed below, during the second quarter of 2013, we also substantially completed the assessment and recordation on our financial statements of WSB Holdings’ assets and liabilities at fair value as required by current accounting guidance.  We have retained all of WSB’s branches and the branch personnel, with severance of employees occurring at WSB’s operations, accounting and executive offices.  We are pleased to have the remaining WSB personnel as part of the Old Line Bank team and anticipate that they will be a significant contributor to our success.

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

During the first quarter of 2013, we opened a loan production office located at 12501 Prosperity Drive, Suite 215, Silver Spring, in Montgomery County, Maryland.  We hired a Senior Vice President with over 30 years of banking experience to lead this office and have subsequently hired a second experienced commercial lender to expand our services to the Montgomery County and Howard County markets.  We anticipate that the individuals in this office will generate sufficient interest and non-interest income during 2013 and beyond to more than offset the cost associated with this office.

During the first nine months of 2013, we sold nine properties that we obtained through foreclosure.  With the sale of these properties, we recorded a $212,296 loss on sales of other real estate owned.  We expect that the sale of these properties will reduce future legal and maintenance costs.

In accordance with accounting for business combinations, during the second quarter of 2013, we recorded the acquired assets and liabilities of WSB at their estimated fair value on May 10, 2013, the acquisition date.  The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable discount.  We will recognize the accretable discount as interest income over the remaining term of the loan.  The non-accretable discount will be adjusted based on subsequent increases or decreases to the expected cash flows and will result in either an increase to accretion income or provisions for loan losses, respectively.  The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by $77,835 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Our combined total accretion of the loan marks, along with other fair value adjustments, for both MB&T and WSB favorably impacted our net interest income by $1.4 million and $2.0 million, respectively, for the three and nine months ended September 30, 2013.

The following summarizes the highlights of our financial performance for the three and nine month periods ended September 30, 2013 compared to same periods in 2012 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2013	2012	$ Change	% Change

Net income available to common stockholders	$2,208	$2,028	$180	8.88%
Interest income	12,558	9,801	2,757	28.13
Interest expense	1,083	1,264	(181)	(14.32)
Net interest income before provision for loan losses	11,476	8,537	2,939	34.43
Non-interest income	1,647	889	758	85.26
Non-interest expense	9,359	6,130	3,229	52.68
Average total loans	817,877	576,428	241,449	41.89
Average interest earning assets	1,009,942	752,858	257,084	34.15
Average total interest bearing deposits	770,907	553,524	217,383	39.27
Average non-interest bearing deposits	226,432	186,319	40,113	21.53
Net interest margin (1)	4.69%	4.72%
Return on average equity	7.47%	11.83%
Basic earnings per common share	$0.22	$0.30	$(0.08)	(26.67)
Diluted earnings per common share	0.22	0.29	(0.07)	(24.14)

	Nine months ended September 30,
	(Dollars in thousands)
	2013	2012	$ Change	% Change

Net income available to common stockholders	$3,411	$5,814	$(2,403)	(41.33)%
Interest revenue	31,683	28,667	3,016	10.52
Interest expense	3,157	3,904	(747)	(19.13)
Net interest income before provision for loan losses	28,526	24,763	3,763	15.20
Non-interest revenue	4,028	2,764	1,264	45.73
Non-interest expense	26,975	17,906	9,069	50.65
Average total loans	715,687	561,681	154,006	27.42
Average interest earning assets	896,384	732,230	164,154	22.42
Average total interest bearing deposits	670,833	533,303	137,530	25.79
Average non-interest bearing deposits	206,380	177,349	29,031	16.37
Net interest margin (1)	4.46%	4.69%
Return on average equity	4.80%	11.67%
Basic earnings per common share	$0.40	$0.85	$(0.45)	(52.94)%
Diluted earnings per common share	0.40	0.84	(0.44)	(52.38)

(1) See “Reconciliation of Non-GAAP Measures”

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded organically in Montgomery County, Prince George’s County and Anne Arundel County, Maryland.  The acquisition of WSB Holdings will continue to further enhance our presence in Charles, Prince George’s and Anne Arundel counties.

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

We also expect that salaries and benefits expenses and other operating expenses will continue to be higher in 2013 than they were in 2012 due to the acquisition of WSB Holdings.  We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.  Due to the merger with WSB Holdings, until final conversion we anticipate that merger related expenses may cause earnings to be lower than would otherwise be expected. However, merger related costs in connection with the WSB Holdings merger should be substantially lower going forward than those incurred to date and we anticipate that the merger will be accretive to earnings by the first quarter of 2014.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2012, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, real estate owned, goodwill and other intangible assets, deferred income taxes, business combination and accounting for acquired loans, and estimation of fair value.

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

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Net interest income before provision for loan losses for the three months ended September 30, 2013 increased $2.9 million or 34.4% to $11.5 million from $8.5 million for the same period in 2012.  As discussed below and outlined in detail in the Rate/Volume Analysis, this increase was the result of an increase in average interest earning assets, partially offset by a decrease in yield on such assets, and a decline in interest paid on interest bearing liabilities.  The accretion of the fair value and credit quality favorably impacted net interest income.  This increase is primarily due to a higher dollar value of impaired loans that we acquired from MB&T that was repaid during the three month period ending September 30, 2013 relative to the same three months last year, which caused a higher accretion of fair value adjustments.

A competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets during the three months ended September 30, 2013, however, the low market yields on interest bearing assets that resulted in the decrease in interest income had a much greater impact on, and continue to negatively impact, net interest income.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively stable net interest margin.

Total interest income increased $2.8 million, or 28.14%, to $12.6 million during the three months ended September 30, 2013 compared to $9.8 million during the three months ended September 30, 2012.  As noted above, we offset the effect on interest income and net interest income caused by the low rate environment by growing total average interest earning assets by $257.1 million or 34.15% to $1.0 billion for the three months ended September 30, 2013 from $752.9 million for the three months ended September 30, 2012, as well as by changes in the mix of our interest-earning assets. The increase in total interest income is primarily due to the income on the loans and investments acquired in the WSB Holdings transaction.

Total interest expense decreased $181,158, or 14.34%, to $1.1 million during the three months ended September 30, 2013 from $1.3 million for the same period in 2012, as a result of the decrease in the average interest rate paid on interest bearing liabilities partially offset by an increase in the average volume of interest bearing liabilities, primarily interest bearing deposits.  The average rate paid on interest bearing liabilities decreased to 0.53% during the three months ended September 30, 2013 compared to 0.83% during the three months ended September 30, 2012, while average interest bearing deposits increased $217.4 million or 39.28% to $770.9 million for the three months ended September 30, 2013 from $553.5 million for the three months ended September 30, 2012.

The growth in average interest earning assets and interest bearing deposits was primarily the result of the acquisition of WSB Holdings, but we also experienced organic growth in both these areas as a result of increased name recognition in our market place, including as a result of the acquisition, and our business development efforts.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the acquisition of WSB and the growth generated from our branch network and commercial loan officers, our average non-interest bearing deposits increased $40.1 million to $226.4 million during the three months ended September 30, 2013, compared to $186.3 million during the three months ended September 30, 2012.

Our net interest margin was 4.69% for the three months ended September 30, 2013 compared to 4.72% for the three months ended September 30, 2012.  The yield on average interest earning assets decreased 28 basis points during the period from 5.39% for the quarter ended September 30, 2012 to 5.11% for the quarter ended September 30, 2013. Re-pricing in the loan portfolio and slightly lower yields on new loans caused the average loan yield to decline.

During the three months ended September 30, 2013 and 2012, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, resulting in $1.4 million of fair value accretion during the 2013 period as compared to $876 thousand of fair value accretion during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The fair value accretion increase is primarily due to a higher repayments on impaired loans that we acquired from MB&T during the three month period ending September 30, 2013 relative to the same three months last year.

Total fair value accretion increased for the three months ending September 30, 2013 as compared to September 30, 2012 primarily due to two real estate loans that were paid off during the quarter ending September 30, 2013 representing approximately $563,000 in accretion. The accretion of the fair value adjustments continued to positively impact the yield on loans and increased the net interest margin as follows:

	Three months ended September 30,
	2013		2012
	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$14,763	0.01%	$64,142	0.03%
Mortgage loans(1)	1,221,653	0.48	776,089	0.41
Consumer loans	6,032	0.00	1,968	0.01
Interest bearing deposits	178,556	0.07	33,847	0.01
Total Fair Value Accretion	$1,421,004	0.56%	$876,046	0.46%

(1) In 2013, we reclassified mortgage loans totaling $873,918 to commercial loans, the impact of this reclassification was immaterial to prior period net interest income or financial condition. Therefore, we did not adjust prior period information.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended September 30, 2013 and 2012, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2013			2012
	Average			Average
Three months ended September 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$2,964,111	639	0.09%	$4,357,802	$1,696	0.15%
Interest bearing deposits	33,052	11	0.13	5,251,808	3,313	0.25
Investment securities(1)(2)			—
U.S. treasury	1,249,120	456	0.14	1,248,954	2,638	0.84
U.S. government agency	48,326,852	170,616	1.40	27,035,518	86,660	1.28
Mortgage backed securities	77,284,281	358,115	1.84	86,500,675	540,022	2.48
Municipal securities	62,030,251	715,496	4.58	52,440,302	649,970	4.93
Other Equity Securities	4,531,059	72,437	6.34	3,860,839	56,066	5.78
Total investment securities	193,421,563	1,317,120	2.70	171,086,288	1,335,356	3.11
Loans: (1) (3)
Commercial	114,058,472	1,315,877	4.58	96,685,151	1,257,295	5.17
Mortgage	692,358,775	10,208,837	5.85	467,135,047	7,422,503	6.32
Consumer	11,460,208	174,094	6.03	12,608,252	176,362	5.56
Total loans	817,877,455	11,698,808	5.67	576,428,450	8,856,160	6.11
Allowance for loan losses	4,353,910	—		4,266,214	—
Total loans, net of allowance	813,523,545	11,698,808	5.71	572,162,236	8,856,160	6.16
Total interest earning assets(1)	1,009,942,271	13,016,578	5.11	752,858,134	10,196,525	5.39
Non-interest bearing cash	40,562,522			50,174,932
Premises and equipment	35,574,306			23,921,637
Other assets	77,529,969			37,989,887
Total assets	$1,163,609,068			$864,944,590
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$156,450,657	38,520	0.10	$62,840,067	52,395	0.33
Money market and NOW	232,879,928	182,446	0.31	178,067,375	147,621	0.33
Other time deposits	381,576,675	749,946	0.78	312,616,815	857,059	1.09
Total interest bearing deposits	770,907,260	970,912	0.50	553,524,257	1,057,075	0.76
Borrowed funds	41,022,029	111,728	1.08	49,608,300	206,721	1.66
Total interest bearing liabilities	811,929,289	1,082,640	0.53	603,132,557	1,263,796	0.83
Non-interest bearing deposits	226,431,720			186,319,471
	1,038,361,009			789,452,028
Other liabilities	7,569,553			6,898,432
Non-controlling interest	363,349			406,102
Stockholders’ equity	117,315,157			68,188,028
Total liabilities and stockholders’ equity	$1,163,609,068			$864,944,590
Net interest spread(1)			4.58			4.55
Net interest income and Net interest margin(1)		$11,933,938	4.69%		$8,932,729	4.72%

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

(3)         Average non-accruing loans for the three month periods ended September 30, 2013 and 2012 were $11,595,235 and $6,637,043, respectively. There was no non-accrual interest included in interest income.

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended September 30, 2013 and 2012.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended September 30,
	2013 compared to 2012
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(1,057)	$(896)	$(161)
Interest bearing deposits	(3,302)	(2,160)	(1,142)
Investment Securities(1)
U.S. treasury	(2,182)	(2,183)	1
U.S. government agency	83,956	27,824	56,132
Mortgage backed securities	(181,907)	(164,865)	(17,042)
Municipal securities	65,526	(105,336)	170,862
Equity Securities
Other	16,371	11,313	5,058
Loans:(1)
Commercial	58,582	(283,204)	341,786
Mortgage	2,786,335	(1,669,481)	4,455,816
Consumer	(2,269)	23,456	(25,725)
Total interest revenue (1)	2,820,053	(2,165,532)	4,985,585

Interest bearing liabilities
Savings	(13,875)	(111,215)	97,340
Money market and NOW	34,825	(23,982)	58,807
Other time deposits	(107,113)	(406,903)	299,790
Borrowed funds	(94,993)	(84,416)	(10,577)
Total interest expense	(181,156)	(626,516)	445,360

Net interest income(1)	$3,001,209	$(1,539,016)	$4,540,225

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

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Net interest income before provision for loan losses for the nine months ended September 30, 2013 increased $3.8 million or 15.2% to $28.5 million from $24.8 million for the same period in 2012. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of growth in average interest earning assets, partially offset by the decrease of 0.47% in the yield on such assets, and a decline in interest paid on interest bearing liabilities.  The decline in the accretion of the fair value and credit quality adjustments negatively impacted net interest income as compared to the same period last year.

As with the three month period discussed above, a competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets.  Although this caused low market yields that continue to negatively impact interest income, the relatively stable rate environment has allowed us to continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.

Total interest revenue increased $3.0 million, or 10.53%, to $31.7 million during the nine months ended September 30, 2013 from $28.7 million during the same period of 2012.  We offset the effect of lower loan and investment yields on net interest income caused by the low rate environment primarily by growing total average interest earning assets $164.2 million or 22.42% to $896.4 million for the nine months ended September 30, 2013 from $732.2 million for the nine months ended September 30, 2012.

Total interest expense decreased $747 thousand, or 19.15%, to $3.2 million during the nine months ended September 30, 2013 from $3.9 million during the same period last year, as a result of a decrease in the interest rate paid on interest bearing liabilities partially offset by an increase in the average volume of interest bearing liabilities. Growth in average interest bearing deposits, which increased to $670.8 million for the nine months ended September 30, 2013 from $533.3 million for the nine months ended September 30, 2012, was the primary cause of the growth in interest bearing liabilities, while the average rate paid on interest bearing deposits decreased to 0.56% during the nine months ended September 30, 2013 compared to 0.82% during the nine months ended September 30, 2012.

The growth in both average interest earning assets and interest bearing deposits was primarily a result of the acquisition of WSB in May 2013, but as with the three month period ending September 30, 2013, we also saw organic growth in both interest earning assets and interest bearing deposits.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the WSB Holdings acquisition and growth generated from our branch network and lenders, our average non-interest bearing deposits increased $29.0 million to $206.4 million during the nine months ended September 30, 2013 from $177.3 million during the same period last year.

Our net interest margin was 4.46% for the nine months ended September 30, 2013 compared to 4.69% for the nine months ended September 30, 2012.  The yield on average interest earning assets decreased 47 basis points during the nine month period from 5.40% for the nine months ended September 30, 2012 compared to 4.93% for the nine months ended September 30, 2013.  This decrease is primarily due to a lower dollar value of impaired loans that we acquired from MB&T that were repaid during the nine month period ending September 30, 2013 relative to the same nine months last year, which caused a lower accretion of fair value adjustments.  Re-pricing in the loan portfolio and slightly lower yields on our new loans also caused the average loan yield to decline.  The decline in the yield on interest bearing liabilities was the result of a decline in rates paid on money market, NOW and other time deposits. The accretion of fair value adjustments on certificates of deposits acquired from MB&T and WSB also slightly reduced the yield paid on other time deposits.

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

During the nine months ended September 30, 2013 and 2012, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, resulting in $2.0 million of fair value accretion during the 2013 period as compared to $2.5 million of fair value accretion during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The fair value accretion decrease is primarily due to a lower repayments on impaired loans that we acquired from MB&T during the nine month period ending September 30, 2013 relative to the same nine months last year.

Total fair value accretion decreased for the nine months ending September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to three real estate loans that were paid off during last year representing approximately $1.5 million in accretion, offset by approximately $563,000 in accretion on two real estate loans that paid off this year and the additional accretion for the WSB loans acquired in May 2013. The accretion of the fair value adjustments positively impacted the yield on loans and increased the net interest margin as follows even though it has decreased from the 2012 period:

	Nine months ended September 30,
	2013		2012
	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$262,840	0.04%	$148,611	0.03%
Mortgage loans(1)	1,390,414	0.21	2,207,176	0.41
Consumer loans	11,280	0.00	5,561	0.00
Interest bearing deposits	297,063	0.04	155,741	0.02
Total Fair Value Accretion	$1,961,597	0.29%	$2,517,089	0.46%

(1) In 2013, we reclassified mortgage loans totaling $873,918 to commercial loans, the impact of this reclassification was immaterial to prior period net interest income or financial condition. Therefore, we did not adjust prior period information.

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the nine months ended September 30, 2013 and 2012, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2013			2012
	Average			Average
Nine months ended September 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$3,822,111	3,026	0.11%	$4,190,059	$4,659	0.15%
Interest bearing deposits	130,837	172	0.18	3,672,545	6,902	0.25
Investment securities(1)(2)
U.S. treasury	1,290,190	2,763	0.29	1,248,504	7,691	0.82
U.S. government agency	40,898,345	401,557	1.31	25,990,533	290,359	1.49
Mortgage backed securities	71,994,258	1,075,989	2.00	90,430,542	1,798,763	2.66
Municipal securities	62,836,544	2,189,344	4.66	45,123,609	1,765,865	5.23
Other Equity Securities	3,913,418	181,995	6.22	3,912,874	146,243	4.99
Total investment securities	180,932,755	3,851,648	2.85	166,706,062	4,008,921	3.21
Loans: (1) (3)
Commercial	107,349,109	3,849,779	4.79	99,867,476	3,739,986	5.00
Mortgage	596,968,754	24,834,409	5.56	448,698,037	21,256,318	6.33
Consumer	11,369,223	505,639	5.95	13,115,924	598,019	6.09
Total loans	715,687,086	29,189,827	5.45	561,681,437	25,594,323	6.09
Allowance for loan losses	4,188,626	—		4,020,080	—
Total loans, net of allowance	711,498,460	29,189,827	5.49	557,661,357	25,594,323	6.13
Total interest earning assets(1)	896,384,163	33,044,673	4.93	732,230,023	29,614,805	5.40
Non-interest bearing cash	37,163,933			37,387,894
Premises and equipment	30,596,817			23,765,305
Other assets	56,483,235			38,308,733
Total assets	$1,020,628,148			$831,691,955
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	$114,445,816	100,262	0.12	$62,363,875	155,310	0.33
Money market and NOW	203,215,139	444,260	0.29	146,652,651	421,686	0.38
Other time deposits	353,172,209	2,248,983	0.85	324,286,588	2,694,777	1.11
Total interest bearing deposits	670,833,164	2,793,505	0.56	533,303,114	3,271,773	0.82
Borrowed funds	40,953,397	363,687	1.19	47,522,782	632,208	1.78
Total interest bearing liabilities	711,786,561	3,157,192	0.59	580,825,896	3,903,981	0.90
Non-interest bearing deposits	206,379,748			177,349,068
	918,166,309			758,174,964
Other liabilities	7,036,973			6,568,415
Non-controlling interest	373,495			424,515
Stockholders’ equity	95,051,371			66,524,061
Total liabilities and stockholders’ equity	$1,020,628,148			$831,691,955
Net interest spread(1)			4.34			4.50
Net interest income and Net interest margin(1)		$29,887,481	4.46%		$25,710,824	4.69%

(1)         Interest revenue is presented on a fully taxable equivalent (FTE) basis.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

The following tables describe the impact on our interest revenue and expense resulting from changes in average balances and average rates for the nine months ended September 30, 2013 and 2012.  We have allocated the change in interest revenue, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

	Rate/Volume Variance Analysis

	Nine months ended September 30,
	2013 compared to 2012
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(1,632)	$(1,330)	$(302)
Interest bearing deposits	(6,730)	(1,979)	(4,751)
Investment Securities(1)
U.S. treasury	(4,928)	(5,241)	313
U.S. government agency	111,198	(48,859)	160,057
Mortgage backed securities	(722,774)	(448,012)	(274,762)
Municipal securities	423,479	(261,866)	685,345
Equity Securities
Other	35,752	35,737	15
Loans:(1)
Commercial	109,793	(194,043)	303,836
Mortgage	3,578,091	(3,457,349)	7,035,440
Consumer	(92,380)	(18,282)	(74,098)
Total interest revenue (1)	3,429,869	(4,401,224)	7,831,093

Interest bearing liabilities
Savings	(55,048)	(160,142)	105,094
Money market and NOW	22,574	(137,378)	159,952
Other time deposits	(445,794)	(720,465)	274,671
Borrowed funds	(268,521)	(204,822)	(63,699)
Total interest expense	(746,789)	(1,222,807)	476,018

Net interest income(1)	$4,176,658	$(3,178,417)	$7,355,075

(1)         Interest revenue is presented on a fully taxable equivalent (FTE) basis.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses

The provision for loan losses was $590,000 for the three months ended September 30, 2013, compared to $375,000 for the three months ended September 30, 2012, an increase of $215,000 or 57.34%.  The provision for the nine month period was $990,000 compared to $1.1 million for the nine months ended September 30, 2012, a decrease of $135,000 or 12.00%. We provided for potential losses on two loans this quarter resulting in an additional provision.  However, as a result of continued improvement in the quality of the overall loan portfolio, we recorded a lower provision for loan losses for the nine month period. We have allocated a specific reserve for those loans where we consider it probable that we will incur a loss.  Our non-performing assets remain statistically low at 1.11% of total assets.  Non-performing assets increased $3.5 million from $9.6 million at December 31, 2012 to $13.1 million at September 30, 2013 primarily as a result of the other real estate owned (“OREO”) that we acquired upon the acquisition of WSB.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

Nine Months Ending September 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Provision for loan losses	554,904	190,352	(8,720)	(13,159)	723,377
Provision for loan losses for loans acquired with deteriorated credit quality	266,624	—	—	—	266,624
Recoveries	65,809	27,218	—	60,778	153,805
	3,713,921	973,524	240,208	181,500	5,109,153
Loans charged off	(541,668)	(114,637)	—	(27,203)	(683,508)
Ending Balance	$3,172,253	$858,887	$240,208	$154,297	$4,425,645

The following table provides an analysis of the allowance for loan losses with the new methodology for the period ending September 30, 2013:

Provision balance transferred as of September 30, 2013	Beginning balance prior to new methodology	Amount of Transfer	Ending balance with new methodology

Other consumer	$154,297	$(154,297)	$—
Boat	240,208	(240,208)	—
Mortgage	3,172,253	(3,172,253)	—
Commercial	858,887	(858,887)	—
Commercial & Industrial Loans	—	437,546	437,546
Commercial Real Estate Loans – Owner Occupied	—	833,654	833,654
Commercial Real Estate Loans – Non-owner occupied	—	919,550	919,550
Commercial Real Estate Loans – Hotels/Motels/Inns	—	278,254	278,254
Residential Land Loans	—	4,633	4,633
Residential Acquisition & Development Loans	—	125,475	125,475
Commercial Land Loans	—	63,731	63,731
Commercial Acquisition & Development Loans	—	129,979	129,979
Residential First Lien Loans (including construction) – Investor	—	188,448	188,448
Residential First Lien Loans (including construction) – Owner Occupied	—	1,327,178	1,327,178
Consumer Installment Loans – Boats	—	2,119	2,119
Consumer Installment Loans – Other	—	114,031	114,031
Consumer Revolving & Credit Cards	—	1,047	1,047
	$4,425,645	$—	$4,425,645

Generally accepted accounting principles require that we record acquired loans at fair value at the merger date which includes a discount for loans with credit impairment.  These loans are not performing according to their contractual terms and meet our definition of a non-performing loan.  The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our expectations or payment in full of amounts due.  Purchased, credit-impaired loans that perform consistent with the accretable yield expectations are not reported as non-accrual or non-performing

In 2011, we recorded the loans acquired from MB&T at fair value and on May 10, 2013, we recorded the loans acquired from WSB at fair value. The fair value of the acquired loans includes expected loan losses, and there was no loan loss allowance recorded for acquired loans at the time of acquisitions.  Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge offs as a percentage of total loans appear lower since acquired loans are recorded net of expected loan losses. Therefore, the ratio of net charge offs during the period to average loans outstanding is not directly comparable to prior periods.  Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions.

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, that we establish an allowance for loan losses for those acquired loans with decreased cash flows.  At September 30, 2013 and December 31, 2012, there was an allowance of $241,624 and $316,624, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

Non-interest Revenue

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Non-interest revenue totaled $1.6 million for the three months ended September 30, 2013, an increase of $759 thousand, or 85.36%, from the corresponding period of 2012 amount of $889 thousand.  Non-interest revenue for the three months ended September 30, 2013 and 2012 included fee income from service charges on deposit accounts, earnings on bank owned life insurance, rental incomeand other fees and commissions including revenues with respect to Pointer Ridge.  The three month period ended September 30, 2013 also included gain on sale of loans and the three month period ended September 30, 2012 also included gain on sales or calls of investment securities.  The primary cause of the increase in non-interest revenue was increases in gains on sale of loans, other fees and commissions, service charges on deposit accounts, rental income and earnings on bank owned life insurance.  The gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market.  This revenue is solely the result of the acquisition of WSB’s mortgage origination department.  The service charge on deposit accounts is due to the increase in our deposits primarily as a result of the WSB acquisition.  The increase in earnings on bank owned life insurance is the result of the addition of approximately $13.0 million of bank owned life insurance from the acquisition of WSB.  Rental income increased because of increased rental income as the result of the rent received on the building at 4201 Mitchellville Road, Bowie, MD, which we acquired in the WSB Holdings merger, partially offset by a decrease in Pointer Ridge rent and other revenue as a result of an increase in the vacancy in the building owned by Pointer Ridge; the vacant space has now been occupied by additional Old Line Bank operational staff.  Other fees and commissions increased primarily due to fees collected on our marketable loans and fees collected from Old Line Financial Services , These increases were partially offset by declines in gain on sale or calls of investment securities. The gains on sales or calls of investment securities decreased during the period as we did not sell any investment securities during the three month period ending September 30, 2013 as compared to a gain of $289 thousand on the sale of $18.6 million of investment securities sold during the same three month period last year.

The following table outlines the changes in non-interest revenue for the three month periods.

	Three months ended
	September 30,
	2013	2012	$ Change	% Change
Service charges on deposit accounts	$466,572	$315,468	$151,104	47.90
Gain on sales or calls of investment securities	—	289,511	(289,511)	(100.00)
Earnings on bank owned life insurance	253,894	137,082	116,812	85.21
Gain/(loss) on disposal of assets	—	—	—	—
Pointer Ridge rent and other revenue	52,124	82,318	(30,194)	(36.68)
Rental Income	325,451	—	325,451	100.00
Gain on sale of loans	332,348	—	332,348	100.00
Other fees and commissions	216,748	64,232	152,516	237.45
Total non-interest revenue	$1,647,137	$888,611	$758,526	85.36

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Non-interest revenue totaled $4.0 million for the nine months ended September 30, 2013, an increase of $1.3 million or 45.73% from the corresponding period of 2012 amount of $2.8 million.  Non-interest revenue for the nine months ended September 30, 2013 and 2012 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, gain on the sale of loans, rental income and other fees and commissions including revenues with respect to Pointer Ridge.  The nine month period ended September 30, 2013 also included a loss on the disposal of assets. The primary cause of the increase in non-interest revenue was increases in gain on the sale of loans, rental income, earnings on bank owned life insurance, service charges on deposit accounts and other fees and commissions, offsetting the decrease in gains on sale of investment securities and loss on disposal of assets.   The gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market.  This revenue is the result of the acquisition of WSB’s mortgage origination department.  The increase in earnings on bank owned life insurance is the result of the acquisition of approximately $13.0 million of bank owned life insurance from the recent WSB merger.  The service charge on deposit accounts is due to the increase in our deposits primarily as a result of the WSB acquisition.   Other fees and commissions increased primarily due to fees collected on our marketable loans and fees collected from Old Line Financial Services.  Rental income increased as a result of rent received on space occupied by tenants at the office space located at 4201 Mitchellville Road, Bowie, MD that was acquired with the WSB merger. .  Gain on sales or calls of investment securities decreased during the period because we sold a lower dollar amount of securities during the nine month period ending September 30, 2013 as compared to the same nine months last year.  We elected to sell the securities last year in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk. Partially offsetting these increases was a decrease in Pointer Ridge rent and other revenue as a result of an increase in the vacancy in the building owned by Pointer Ridge.  The vacant space has now been occupied by additional Old Line Bank operational staff.   Loss on the disposal of assets of $104,639 is the result of our closing the Old Line Centre branch in March 2013 and the disposal of certain assets in connection with the WSB Holdings merger.

	Nine months ended
	September 30,
	2013	2012	$ Change	% Change
Service charges on deposit accounts	$1,134,986	$962,937	$172,049	17.87%
Gain on sales or calls of investment securities	641,088	849,539	(208,451)	(24.54)
Earnings on bank owned life insurance	587,763	412,283	175,480	42.56
Pointer Ridge rent and other revenue	183,769	238,013	(54,244)	(22.79)
Gain (loss) on disposal of assets	(104,639)	9,365	(114,004)	(1,217.34)
Rental Income	505,610	—	505,610	100.00
Gain on the sale of loans	477,587	—	477,587	100.00
Other fees and commissions	601,788	291,860	309,928	106.19
Total non-interest income	$4,027,952	$2,763,997	$1,263,955	45.73%

Non-interest Expense

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Non-interest expense increased $3.2 million or 52.67% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  The following chart outlines the changes in non-interest expenses for the period.

	Three months ended
	September 30,
	2013	2012	$ Change	% Change
Salaries and benefits	$4,780,588	$3,016,334	$1,764,254	58.49
Occupancy and equipment	1,510,527	933,775	576,752	61.77
Data processing	459,973	214,187	245,786	114.75
FDIC insurance and State of Maryland assessments	217,491	157,206	60,285	38.35
Merger and integration	143,082	49,290	93,792	190.29
Core deposit premium	231,118	177,582	53,536	30.15
Pointer Ridge other operating	51,008	119,734	(68,726)	(57.40)
Loss (gain) on sale of other real estate owned	11,072	48,509	(37,437)	(77.18)
OREO expense	159,234	38,933	120,301	308.99
Other operating	1,795,096	1,374,717	420,379	30.58
Total non-interest expenses	$9,359,189	$6,130,267	$3,228,922	52.67

The growth in non-interest expenses, as compared to the third quarter of 2012, was mainly attributable to increases in salaries and benefits, occupancy and equipment expenses, data processing expenses and other expenses.  Salaries and benefits increased by $1.8 million, or 58.49%, when compared to the third quarter of 2012 primarily as a result of the additional staff acquired as a result of the WSB Holdings merger, and to a lesser extent, the additional staff for the Montgomery County lending team and the Old Line Financial Services group that was effected during the second half of 2012.  We anticipate the additional staff of the Montgomery County lending team and the Old Line Financial Service team will generate increased interest and non-interest income that will more than offset the increased cost.  The cost of health insurance benefits also increased compared to the third quarter of 2012 as a result of an increase in insurance rates and the increased staff.  Occupancy and equipment expenses increased $577 thousand or 61.77% compared to the same period in 2012 primarily due to the additional lease expense associated with the acquisition of WSB’s branches.  Data processing costs increased $246 thousand, or 114.75%, as a result of the monthly expenses associated with WSB’s core banking processor. In addition we incurred an $11 thousand loss on sales of other real estate owned compared to a loss of $49 thousand during the

2012 period as a result of the sale of two properties which resulted in a net loss compared to the sale of three properties for the same three months last year.  Other real estate owned expenses increased as a result of higher levels of other real estate owned that were acquired in the WSB transaction. Costs associated with other real estate owned include taxes and insurance related to other real estate owned.

As noted above, merger and integration, salaries and employee benefits, occupancy and equipment, and data processing expenses increased primarily because of increased operating expenses resulting from the acquisition of WSB Holdings.  As of September 30, 2013, we have an additional 83 employees and our branch network increased by five as a result of the acquisition of WSB Holdings during the second quarter of this year.  Pointer Ridge other operating expense increased primarily because of the charge off of rents due from a prior tenant.

Nine months ended September 30, 2013 compared to three months ended September 30, 2012

Non-interest expense increased $9.1 million or 50.64% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  The following chart outlines the changes in non-interest expenses for the period.

	Nine months ended
	September 30,
	2013	2012	$ Change	% Change
Salaries and benefits	$12,139,833	$8,850,143	$3,289,690	37.17
Occupancy and equipment	3,794,342	2,756,222	1,038,120	37.66
Data processing	1,028,907	631,154	397,753	63.02
FDIC insurance and State of Maryland assessments	559,730	435,851	123,879	28.42
Merger and integration	3,169,917	107,624	3,062,293	2,845.36
Core deposit premium	607,575	549,839	57,736	10.50
Pointer Ridge other operating	315,150	332,067	(16,917)	(5.09)
Loss (gain) on sale of other real estate owned	212,296	(110,704)	323,000	(291.77)
OREO expense	628,307	593,917	34,390	5.79
Other operating	4,518,697	3,760,283	758,414	20.17
Total non-interest expenses	$26,974,754	$17,906,396	$9,068,358	50.64

The growth in non-interest expenses, as compared to the same nine month period of 2012, was mainly attributable to increases in merger and integration expenses, data processing expenses, salaries and benefits, occupancy and equipment expenses and other operating expenses as well as a loss on sales of other real estate owned.  Merger and integration expenses increased $3.1 million, or 2,845.36%, compared to the same period in 2012 as a result of the acquisition of WSB Holdings.  These expenses were primarily related to expenses associated with the termination of WSB’s core data processing contract and legal fees, investment banking fees and severance payments in connection with the merger.  Data processing increased $398 thousand, or 63.02%, as a result of additional monthly expenses for WSB’s core banking processor.  Salaries and benefits increased by $3.3 million, or 37.17%, when compared to the nine months ended September 30, 2012 primarily as a result of the additional staff acquired as a result of the WSB Holdings merger, and to a lesser extent, the additional staff for the Montgomery County lending team and the Old Line Financial Services group that was effected during the second half of 2012.  Also, during the first quarter of 2013, we added an Executive Vice President who we expect will enhance our core operational capabilities.  The cost of health insurance benefits also increased compared to the first nine months of 2012 as a result of an increase in insurance rates and the increased staff.  Occupancy and equipment expenses increased $1.1 million or 37.66% compared to the same period in 2012 primarily due to the acceleration of the remaining lease expense for the Old Line Centre branch which we closed on March 29, 2013 as well as the additional lease expense for the acquired WSB branches.  Other operating expenses increased $758 thousand primarily as a result of an approximately $226 thousand increase in network services associated with the expansion of our network as a result of the WSB Holdings merger and a $115 thousand increase in internal audit expense as a result of the agreement we signed with a third party to enhance our internal audit function.  In addition, FDIC insurance and State of Maryland assessments increased as a result of the increase in deposits due to the WSB merger. We also incurred a $212 thousand loss on sales of other real estate owned compared to a gain of $111 thousand during the 2012 period as a result of the sale of eight properties that we obtained through foreclosure during the 2013 period that were sold at a loss compared to four properties sold for an aggregate gain during the same period last year.  The loss recognized during 2013 is primarily due a $224 thousand loss on one property.  The gain recognized last year was due to one property for which we recorded a $183 thousand gain.  We expect that the sale of these properties, however, will reduce future legal and maintenance costs.  Other real estate owned expenses increased as a result of additional expenses related to other real estate owned that we did not incur during the same period of 2012 as a result of additional OREO properties that we acquired with the WSB acquisition. .

Income Taxes

Three months ended September 30, 2013 compared to three months ended September 30, 2012

We had an income tax expense of $970,510 (30.58% of pre-tax income) for the three months ended September 30, 2013 compared to an income tax expense of $912,490 (31.25% of pre-tax income) for the same period in 2012.  The slight increase is due to an increase in income before income taxes of $254 thousand for the three month period ending September 30, 2013.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Income tax expense was $1.2 million (26.34% of pre-tax income) for the nine months ended September 30, 2013 compared to $2.7 million (32.25% of pre-tax income) for the same period in 2012.  The dollar amount of the taxes was lower because net income was lower than in the nine months ended September 30, 2012.  The tax rate was lower for the nine month period ended September 30, 2013, primarily because interest on tax exempt securities was a higher percentage of income than during the nine months ended September 30, 2012.

Net Income Available to Common Stockholders

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Net income available to common stockholders was $2.2 million or $0.22 per basic and diluted common share for the three month period ending September 30, 2013 compared to net income available to common stockholders of $2.0 million or $0.30 and $0.29, respectively, per basic and diluted common share for the same period in 2012.  The increase in net income available to common stockholders for the 2013 period was primarily the result of a $2.9 million increase in net interest income. This increase was partially offset by a $3.2 million increase in non-interest expenses.  Basic and diluted earnings per common share decreased as a result of increases of 2.9 million shares of common stock due to the WSB acquisition and 936,696 shares due to a private placement of shares resulting in an additional paid in capital of $49.8 million.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Net income available to common stockholders was $3.4 million or $0.40 per basic and diluted common share for the nine month period ending September 30, 2013 compared to net income available to common stockholders of $5.8 million or $0.85 and $0.84 per basic and diluted common share for the same period in 2012.  The decrease in net income available to common stockholders for the 2013 period was primarily the result of a $9.1 million increase in non-interest expense. This increase was partially offset by a $3.8 million increase in net interest income, a $1.3 million increase in non-interest income and a $1.5 million decrease in taxes.  Basic and diluted earnings per common share decreased as a result of the decrease in net income available to common stockholders and increases of 2.9 million shares of common stock due to the WSB acquisition and 936,696 shares due to a private placement of shares resulting in an additional paid in capital of $49.8 million.

Analysis of Financial Condition

Investment Securities

Our portfolio consists primarily of investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262,000 of Student Loan Marketing Association (SLMA) stock.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for these securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  As a result of the acquisition of WSB Holdings, we evaluated the investment portfolio to ensure that the securities acquired in the acquisition met our investment criteria and provide adequate liquidity, and that there is adequate diversity in the investment portfolio. We continually evaluate the investment portfolio to ensure the portfolio is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in the portfolio.

The investment securities at September 30, 2013 amounted to $181.5 million, an increase of $10.0 million, or 5.83%, from the December 31, 2012 amount of $171.5 million.  As outlined above, at September 30, 2013, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $4.6 million at September 30, 2013 (reflected as unrealized losses of $2.6 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $4.1 million ($2.5 million net of taxes) at December 31, 2012.  The decrease in fair value is due to the increase in the market interest rates which drives down bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio

Commercial loans and loans secured by real estate comprise the majority of the loan portfolio.  Old Line Bank’s loan customers are generally located in the greater Washington, D.C. metropolitan area.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount and percentages:

	September 30, 2013				December 31, 2012
	Legacy	Acquired	Total		Legacy	Acquired	Total

Real estate
Commercial	$334,552,174	$99,524,172	$434,076,346	53.64%	$279,489,013	$65,396,469	$344,885,482	57.67%
Construction	68,310,288	24,773,084	93,083,372	11.50	48,603,640	4,174,751	52,778,391	8.83
Residential	56,697,617	97,674,279	154,371,896	19.07	38,901,489	52,069,937	90,971,426	15.21
Commercial	105,516,337	11,034,397	116,550,734	14.40	88,306,302	10,070,234	98,376,536	16.45
Consumer	10,193,928	1,064,878	11,258,806	1.39	9,944,466	1,059,991	11,004,457	1.84
Gross loans	575,270,344	234,070,810	809,341,154	100.00%	465,244,910	132,771,382	598,016,292	100.00%
Allowance for loan losses	(4,184,021)	(241,624)	(4,425,645)		(3,648,723)	(316,624)	(3,965,347)
Deferred loan costs, net	963,167	11,911	975,078		1,093,983	—	1,093,983
Net loans	$572,049,490	$233,841,097	$805,890,587		$462,690,170	$132,454,758	$595,144,928

Asset Quality

Delinquent Loans and Foreclosed Assets

Management performs reviews of all delinquent loans and foreclosed assets and directs relationship officers to work with customers to resolve potential credit issues in a timely manner.

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

As of September 30, 2013, our nonperforming assets totaled $13.1 million and consisted of $1.9 million of nonaccrual loans, $5.3 million of loans 90 days or more past due and still accruing and other real estate owned of $5.9 million. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30,	December 31,
Dollars in thousands)	2013	2012
Legacy:
Nonaccrual loans	$1,870	$1,818
Accruing loans past due 90 days or more	1,951	—
Total nonperforming loans	3,821	1,818
Other real estate owned (“OREO”)	725	1,651
Total nonperforming assets, excluding acquired assets	4,546	3,469
Acquired:
Nonaccrual loans (1)	—	4,092
Accruing loans past due 90 days or more	3,402	6
Total nonperforming loans	3,402	4,098
Other real estate owned (“OREO”)	5,184	2,068
Total nonperforming acquired assets	8,586	6,166
Total nonperforming assets, including acquired assets	$13,132	$9,635

Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.56%	0.58%
Total nonperforming assets as a percentage of total assets	0.39%	0.40%
Total nonperforming assets as a percentage of total loans held for investment	0.56%	0.58%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans and OREO	1.61%	1.60%
Total nonperforming assets as a percentage of total assets	1.11%	1.12%
Total nonperforming assets as a percentage of total loans	1.62%	1.61%

(1) Excludes acquired impaired loans that are contractually past due 90 days or more totaling $3.4 million and $4.1 million September 30, 2013 and December 31, 2012, respectively, including the valuation discount. Acquired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company’s application of the accretion method, see “Business Combinations and Acquired Loan Accounting” in Note 1 to our consolidated financial statements.

Excluding acquired loans, nonaccrual legacy loans, including restructured loans, totaled $1.9 million, or 0.23% of total loans, an increase of $52 thousand or 2.86% from December 31, 2012. The slight increase in nonaccrual legacy loans was driven by an increase in real estate loans of $30 thousand and consumer loans of $14 thousand.

At September 30, 2013, non-acquired OREO decreased by $926 thousand from December 31, 2012. At September 30, 2013, non-acquired OREO consisted of one property, a decrease from December 31, 2012 when we had three properties. The decrease in OREO was exclusively driven by the sale of two properties.

At September 30, 2013, acquired OREO increased by $3.1 million from December 31, 2012. The increase in OREO was driven by the acquisition of WSB Holdings whereby we acquired $4.2 million in OREO at fair value plus an additional

$1.1 million of loans transferred to OREO. This increase was offset by sales of $2.1 million during the nine month period ended September 30, 2013.

Overall, we continue to believe that the loan portfolio remains manageable in terms of charge-offs and nonperforming assets as a percentage of total loans. We remain diligent and aware of our credit costs and the impact that these can have on our financial institution, and we have taken proactive measures to identify problem loans, including in-house and independent review of larger transactions. Our policy for evaluating problem loans includes obtaining new certified real estate appraisals as needed. We continue to monitor and review frequently the overall asset quality within the loan portfolio.

Potential Problem Loans

Management has identified additional potential problem loans classified as TDRs totaling $1.2 million that are complying with their repayment terms. The $1.2 million consists of $499 thousand in legacy loans and $743 thousand in acquired loans. Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these credits.

As outlined below, we have 16 legacy loans and 12 acquired construction loans that have an interest reserve included in the commitment amount and where advances on the loan currently pay the interest due. An additional eight legacy loans were recorded in the third quarter of this year and the 12 acquired loans were due to the acquisition of WSB.

Loans With Interest Paid From Loan Advances

(Dollars in thousands)

	September 30, 2013		December 31, 2012
	# of Borrowers	(000’s)	# of Borrowers	(000’s)
Legacy	16	$8,052	1	$4,806
Acquired	12	8,282	—	—
	28	$16,334	1	$4,806

Allowance for Loan Losses

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

During the third quarter of 2013, management revised the methodology for the loss-rate analysis for the performing loan portfolios due to the increase in total loans and the complexity of the loan portfolio.  The primary changes in the methodology were to segment loans with similar risk characteristics and change the look back period to 12 quarters.  These changes were effective September 30, 2013 but did not result in a material change for the quarter ending September 30, 2013.  Management made the following changes to the methodology:

•                              The portfolio of unimpaired loans represents the ASC 450 analysis pool and is sorted by the following loan types:

Commercial & Industrial Loans

Commercial Real Estate Loans — Owner Occupied

Commercial Real Estate Loans — Non-owner occupied

Commercial Real Estate Loans — Hotels/Motels/Inns

Residential Land Loans

Residential Acquisition & Development Loans

Commercial Land Loans

Commercial Acquisition & Development Loans

Residential First Lien Loans (including construction) — Investor

Residential First Lien Loans (including construction) — Owner Occupied

HELOC & Closed End Junior Lien Loans

Consumer Installment Loans — Boats

Consumer Installment Loans — Other

Consumer Revolving & Credit Cards

•                              Within each of the above loan types, each portfolio is sorted by the risk assessment rating of each loan as Pass, Pass-Watch, Special Mention or Substandard.

•                              The Bank’s loss experience for each of the last 12 quarters is aggregated and that total is used to create a percentage of the loan portfolio as it existed at the beginning of the 12 quarter “look back.”

•                              The Bank’s loss experience (Loss Factor) is progressively tiered by risk category for Pass, Pass-Watch, Special Mention and Substandard loans. Loans rated “Doubtful” or “Loss” are, by definition, impaired and will be specifically reserved based upon Bank Management’s best estimate of the loss exposure for each loan.

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

During the nine months ended September 30, 2013, we charged $683,507 to the allowance for loan losses for seven legacy loans, four acquired mortgage loans from MB&T and 15 acquired consumer loans from MB&T. The remaining charge offs during the period related primarily to several acquired consumer loans and two acquired residential mortgage loans. The majority of the recoveries recorded to the allowance for loan losses were from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

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

As outlined in Note 5 to our financial statements, loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan and lease losses.  Generally accepted accounting principles require that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our expectations or payment in full of amounts due.

In 2011, we recorded the loans acquired from MB&T at fair value and on May 10, 2013, we recorded the loans acquired from WSB at fair value. The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions.

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At September 30, 2013 and December 31, 2012, there was an allowance of $241,624 and $316,624, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

The allowance for loan losses represented 0.55%, 0.66% and 0.71% of gross loans at September 30, 2013, December 31, 2012 and September 30, 2012, respectively and 0.77%, 0.83% and 0.66% of legacy loans at September 30, 2013, December 31, 2012 and September 30, 2012, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

Nine Months Ending September 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Provision for loan losses	554,903	190,352	(8,720)	(13,159)	723,376
Provision for loan losses for loans acquired with deteriorated credit quality	266,624	—	—	—	266,624
Recoveries	65,810	27,218	—	60,778	153,806
	3,713,921	973,524	240,208	181,500	5,109,153
Loans charged off	(541,668)	(114,637)	—	(27,203)	(683,508)
Ending Balance	$3,172,253	$858,887	$240,208	$154,297	$4,425,645

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$25,000	$—	$—	$—	$25,000
Collectively evaluated for impairment	2,905,629	858,887	240,208	154,297	4,159,021
Acquired Loans:
Individually evaluated for impairment	241,624	—	—	—	241,624
Ending balance	$3,172,253	$858,887	$240,208	$154,297	$4,425,645

September 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$499,122	$—	$—	$—	$499,122
Individually evaluated for impairment without specific reserve	3,230,535	1,647,484	—	—	4,878,019
Collectively evaluated for impairment with reserve	455,830,423	103,868,853	6,813,030	3,380,897	569,893,203
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	241,624	—	—	—	241,624
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	9,360,431	57,557	—	—	9,417,988
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	212,369,480	10,976,840	—	1,064,878	224,411,198
Ending balance	$681,531,615	$116,550,734	$6,813,030	$4,445,775	$809,341,154

The following table provides an analysis of the allowance for loan losses with the new methodology for the period ending September 30, 2013:

Provision balance transferred as of September 30, 2013	Beginning balance prior to new methodology	Amount of Transfer	Ending balance with new methodology

Other consumer	$154,297	$(154,297)	$—
Boat	240,208	(240,208)	—
Mortgage	3,172,253	(3,172,253)	—
Commercial	858,887	(858,887)	—
Commercial & Industrial Loans	—	437,546	437,546
Commercial Real Estate Loans — Owner Occupied	—	833,654	833,654
Commercial Real Estate Loans — Non-owner occupied	—	919,550	919,550
Commercial Real Estate Loans — Hotels/Motels/Inns	—	278,254	278,254
Residential Land Loans	—	4,633	4,633
Residential Acquisition & Development Loans	—	125,475	125,475
Commercial Land Loans	—	63,731	63,731
Commercial Acquisition & Development Loans	—	129,979	129,979
Residential First Lien Loans (including construction) — Investor	—	188,448	188,448
Residential First Lien Loans (including construction) — Owner Occupied	—	1,327,178	1,327,178
Consumer Installment Loans — Boats	—	2,119	2,119
Consumer Installment Loans — Other	—	114,031	114,031
Consumer Revolving & Credit Cards	—	1,047	1,047
	$4,425,645	$—	$4,425,645

The ratio of the allowance for loan losses are as follows:

Ratio of allowance for loan losses to:	Legacy	Acquired	Total
Total loans	0.77%	0	0.77%
Non-accrual loans	236.69%	0	236.69%
Ratio of net-charge-offs during period to average total loans during period	0.02%	0.15%	0.15%

Management has identified additional potential problem loans classified as TDRs totaling $1.2 million that are complying with their repayment terms.  The $1.2 million consists of $499 thousand in legacy loans and $743 thousand in acquired loans.  Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these credits.

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

Delinquent Legacy Loans

At September 30, 2013, we had six non-accrual legacy loans with a total balance of $1.9 million compared to four legacy loans totaling $1.8 million at December 31, 2012.  At September 30, 2013, we also had a total of $3.0 million of legacy loans past due 30-89 days compared to $1.8 million of legacy loans past due 30-89 days at December 31, 2012.

Delinquent Acquired Loans

At September 30, 2013, we had no acquired consumer loans past due 90 or more days that we have not classified as non-accrual compared to one consumer loan in the amount of $6,410 at December 31, 2012.

At September 30, 2013, we had no non-accrual acquired loans compared to 25 non-accrual acquired loans totaling $4.1 million at December 31, 2012.  We originally recorded acquired impaired loans at fair value upon acquisition.  We expect to fully collect the carrying value of these loans.  Therefore, as provided for under ASC 310-30, we recognize interest income on acquired impaired loans through the accretion of the difference between the carrying value of these loans and expected cash flows and do not report them as non-accrual. At September 30, 2013, we had a total of $2.9 million acquired loans on accrual status 30-89 days past due and eight loans on accrual status past due 90 days totaling $3.8 million. Delinquent loans totaling $12.7 million has been reclassified to loans held for sale in the third quarter with anticipation of the final sale in the fourth quarter, and therefore have been excluded from our delinquent loan information.Approximately $11.2 million were loans in non-accrued status and $1.5 million were 30-89 days past due, both categories of which mainly consisted of residential real estate loans.  Delinquent commercial loans held for sale was approximately $37,000 at September 30, 2013.

We classify any property acquired as a result of foreclosure on a mortgage loan as “other real estate owned” and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure.  We charge to expense any subsequent adjustments to net realizable value.  Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property generally on an annual basis and external inspections on at least a quarterly basis. At September 30, 2013, the balance of OREO was $5.9 million, a $2.2 million increase from the December 31, 2012 balance of $3.7 million.  Legacy OREO decreased $926 thousand due to sales. Acquired OREO increased $4.2 million due to the WSB acquisition and an additional $1.1 million of MB&T acquired loans that were re-classed to OREO offsetting the $2.1 million on sales of OREO properties during the nine months ended September 30, 2013.

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

The table below presents a breakdown of the recorded book balance of non-accruing loans at September 30, 2013 and December 31, 2012.

	Loans on Non-accrual Status
	September 30, 2013				December 31, 2012
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Real Estate
Commercial	2	$2,261,011	$1,302,147	$85,660	2	$1,226,011	$1,226,011	$103,529
Residential	2	552,877	552,877	46,176	2	591,873	591,873	25,449
Consumer	2	14,781	14,781	31	—	—	—	—
Total non-accrual loans	6	2,828,669	1,869,805	131,867	4	1,817,884	1,817,884	128,978

Acquired (1)
Real Estate
Commercial	—	—	—	—	8	3,808,963	1,401,187	649,266
Construction	—	—	—	—	4	2,538,565	100,000	592,476
Residential	—	—	—	—	10	4,346,364	2,555,374	526,669
Commercial	—	—	—	—	3	123,949	35,392	45,787
Total non-accrual loans	—	—	—	—	25	10,817,841	4,091,953	1,814,198
Total all non-accrual loans	6	$2,828,669	$1,869,805	$131,867	29	$12,635,725	$5,909,837	$1,943,176

(1)     Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment.  These loans are not performing according to their contractual terms and meet our definition of a non-performing loan.  The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

We do not recognize interest income on non-performing loans during the time period that the loans are non-performing on either a cash or accrual basis.  We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principal and interest and the loan is current with its contractual terms.

Bank owned life insurance

We have invested $30.4 million in life insurance policies on our executive officers, other officers of the Bank, retired officers of MB&T and former officers of WSB. This represents a $13.5 million increase from December 31, 2012.  This increase is primarily due to $13.0 million of bank owned life insurance (BOLI) acquired in the WSB Holdings acquisition.  We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as that MB&T and WSB had entered into with their executive officers.  During the first nine months of 2013, the cash surrender value of the bank owned life insurance policies increased by $587,763 as a result of earnings on these policies.  There are no post retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $229,743 liability associated with the post retirement death benefits of the BOLI policies acquired from MB&T.

Goodwill

During the second quarter of 2013, we recorded goodwill of $6.2 million associated with the acquisition of WSB Holdings.  During the third quarter of 2013, within the measurement period, goodwill was increased $946,241 associated with the acquisition of WSB Holdings.  As outlined in Footnote 2 of our financial statements, this amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.  This increase represents $102,484 fair value adjustment on one on our lot loans, $8,310 on one commercial land loan and $849,118 on fair value of our investments classified as available for sale that we identified during the period.

This amount represented the purchase price less the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.

Core deposit intangible

As a result of the acquisition of Maryland Bankcorp, during the second quarter of 2011 we recorded a core deposit intangible of $5.0 million.  This amount represented the premium that we paid to acquire MB&T’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of 18 years.  At September 30, 2013, this core deposit intangible was $3.2 million.

As a result of the acquisition of WSB Holdings, during the second quarter of 2013 we recorded a core deposit intangible of $2.4 million.  This amount represented the premium that we paid to acquire WSB’s core deposits over the fair value of such deposits.  We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of ten years.  At September 30, 2013, this core deposit intangible was $2.3 million.

Deposits

We seek deposits within our market area by paying competitive interest rates, offering high quality customer service and using technology to deliver deposit services effectively.

At September 30, 2013, the deposit portfolio had increased to $985.4 million, a $249.9 million or 33.98% increase over the December 31, 2012 level of $735.5 million.  The increase is primarily due to acquisition of WSB.  Non-interest bearing deposits increased $34.6 million during the nine month period to $223.5 million from $188.9 million. Interest-bearing deposits increased $215.3 million to $761.9 million from $546.6 million.  The following table outlines the increase in interest bearing deposits:

	September 30,	December 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$375,883	$310,772	$65,111	20.95%
Interest bearing checking	231,895	171,478	60,417	35.23
Savings	154,091	64,313	89,778	139.60
Total	$761,869	$546,563	$215,306	39.39%

We acquire brokered certificates of deposit through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At September 30, 2013, we had $32.9 million in CDARS and $76.5 million in money market accounts through Promontory’s reciprocal deposit program compared to $39.3 million and $63.9 million, respectively, at December 31, 2012.  At December 31, 2012, we had received $17.7 million in deposits through the Promontory network that were not reciprocal.  The $17.7 million matured during the third quarter of 2013.  We had no other brokered certificates of deposit at September 30, 2013 and December 31, 2012.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings

Short-term borrowings consist of short-term promissory notes issued to Old Line Bank’s customers.  Old Line Bank offers its commercial customers an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2012, Old Line Bank had $6.3 million outstanding in these short term unsecured promissory notes with an average interest rate of 0.15% and $24.6 million outstanding in secured promissory notes with an average interest rate of 0.10%. At September 30, 2013, Old Line Bank had $6.5 million outstanding in short term unsecured promissory notes with an average interest rate of 0.15% and $22.1 million in secured promissory notes with an average interest rate of 0.10%.

On December 19, 2007, Old Line Bank borrowed an additional $5.0 million from the FHLB.  The interest rate on this borrowing was 3.119% and was payable on the 19th day of each month.  On January 22, 2008 or any interest payment date thereafter, the FHLB had the option to convert the interest rate on this advance from a fixed rate to a one month LIBOR based variable rate.  We repaid this advance on December 19, 2012.  At September 30, 2013, Old Line Bank had $21.8 million in daily rate credit, short term borrowings with FHLB.  These funds were primarily used for new loan originations.

During the second quarter of 2013, we acquired $56.0 million in FHLB borrowings in the WSB Holdings acquisition.  We repaid the borrowings shortly after the merger resulting in a $4.3 million one-time penalty for a total payment of $60.3 million.  This penalty was included as an adjustment to goodwill at May 10, 2013.

On August 25, 2006, Pointer Ridge entered into an Amended and Restated Promissory Note in the principal amount of $6.6 million.  This loan accrues interest at a rate of 6.28% through September 5, 2016.  After September 5, 2016, the rate adjusts to the greater of (i) 6.28% plus 200 basis points or (ii) the Treasury Rate (as defined in the Amended Promissory Note) plus 200 basis points.  At September 30, 2013 and December 31, 2012, Pointer Ridge had borrowed $6.2 million under the Amended Promissory Note.  We have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts or omissions by Pointer Ridge arising out of or relating to misapplication or misappropriation of money, rents received after an event of default, waste or damage to the property, failure to maintain insurance, fraud or material misrepresentation, filing of bankruptcy or Pointer Ridge’s failure to maintain its status as a single purpose entity.

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

Liquidity

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  As outlined in the Borrowings section of this report, we have credit lines, unsecured and secured, available from several correspondent banks totaling $29.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve

Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes, to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash flow from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On September 30, 2013, we had $50.0 million in cash and due from banks, $30,364 in interest bearing accounts, and $1.0 million in federal funds sold.  At December 31, 2012, we had $28.3 million in cash and due from banks, $130,192 in interest bearing accounts and $228,113 in federal funds sold.

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

Old Line Bancshares has available a $5 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $29.5 million at September 30, 2013 and December 31, 2012.  Old Line Bank has an additional secured line of credit from the FHLB of $258.6 million at September 30, 2013.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $200.0 million of borrowings.  We may increase availability by providing additional collateral.

Capital

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect increases of $2.6 million and $4.6 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $4.4 million in the general loan loss reserve during the nine months ended September 30, 2013.  The following table shows regulatory capital ratios required and our the actual ratios at September 30, 2013.

			Minimum capital		To be well
	Actual		adequacy		capitalized
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)	$99,592	11.62%	$68,545	8%	$85,681	10%
Tier 1 capital (to risk weighted assets)	$95,663	11.16%	$34,272	4%	$51,409	6%
Tier 1 capital (to average assets)	$95,663	8.45%	$45,298	4%	$56,622	5%

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

Outstanding loan commitments and lines and letters of credit at September 30, 2013 and December 31, 2012, are as follows:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$50,520	$47,251
Real estate-undisbursed development and construction	61,726	31,815
Consumer	13,760	14,623
	$126,006	$93,689
Standby letters of credit	$15,848	$11,310

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

Commitments for real estate development and construction, which totaled $61.7 million, or 49.00% of the $126.0 million of outstanding commitments at September 30, 2013, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended September 30, 2013

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$11,475,836	4.56%	4.28%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	286,755	0.11	0.11
Loans	171,348	0.07	0.07
Total tax equivalent adjustment	458,103	0.18	0.18
Tax equivalent interest yield	$11,933,939	4.74%	4.46%

Three months ended September 30, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$8,536,777	4.51%	4.35%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	241,934	0.13	0.13
Loans	154,018	0.08	0.08
Total tax equivalent adjustment	395,952	0.21	0.21
Tax equivalent interest yield	$8,932,729	4.72%	4.56%

Nine months ended September 30, 2013

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$28,524,333	4.25%	4.15%
Tax equivalent adjustment
Federal funds sold	3	0.00	—
Investment securities	858,876	0.13	0.13
Loans	504,269	0.08	0.08
Total tax equivalent adjustment	1,363,148	0.21	0.21
Tax equivalent interest yield	$29,887,481	4.46%	4.36%

Nine months ended September 30, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$24,762,576	4.52%	4.33%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	641,197	0.12	0.12
Loans	307,050	0.05	0.05
Total tax equivalent adjustment	948,248	0.17	0.17
Tax equivalent interest yield	$25,710,824	4.69%	4.50%

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

Information Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We may also include forward-looking statements in other statements that we make.  All statements that are not descriptions of historical facts are forward-looking statements.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts.

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including the anticipated impact on Old Line Bancshares of our recent merger with WSB Holdings, including our expectation that the merger will be accretive to earnings by the first quarter of 2014, that the staff of the new Montgomery County loan production office and the Old Line Financial Services division will more than offset the costs of operating these offices, impact of recent hires, branch retention and expansion intentions, anticipated changes in non-interest expenses in future periods (including changes as a result of the recently completed merger with WSB Holdings), expected settlement of loans classified as available for sale, maintenance of the net interest margin during the remainder of 2013, continued increases in net interest income, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected collections on acquired delinquent loans, expected loan, deposit, asset, balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, continuing to meet regulatory capital requirements, future earnings on BOLI, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the risk that Old Line Bancshares may fail to realize all of the anticipated benefits of the merger with WSB Holdings; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; expenses associated with operating as a public company;  potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 4.         Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Acting Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2013.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

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

This loan has matured and Dr. Nwaneri has defaulted on his repayment obligations.  The outstanding balance on this loan is approximately $1.6 million.  In an effort to avoid payment obligations and to avoid foreclosure under the deed of trust, on October 22, 2010 Mrs. Nwaneri initiated a case in the Superior Court of the District of Columbia claiming that she did not sign the powers of attorneys and that the deeds of trust are void.  The Bank interpleaded Dr. Nwaneri in the case and asserted claims against him for fraud and breach of contract, among other causes of action.  In response, Dr. Nwaneri counter-sued the Bank and has asserted claims of fraud and breach of fiduciary duty.   Dr. Nwaneri is seeking $2.5 million in compensatory damages and $2.5 million in punitive damages.  On March 12, 2013, mediation proceedings with the borrower failed and a pre-trial hearing was scheduled in August 2013. Following a trial lasting one week, the Superior Court of the District of Columbia concluded that the claims of Old Line Bank against Dr. Nwaneri and Mrs. Chinyere Nwaneri were proven as a matter of law.  Additionally, the Superior Court of the District of Columbia determined that the claims asserted by Dr. Nwaneri and Mrs. Chinyere Nwaneri against Old Line Bank were without merit.

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

The parties entered into a Stipulation of Settlement (the “Settlement”) effective September 17, 2013 to resolve all claims asserted on behalf of the putative class of WSB Holdings stockholders.  The litigation and all claims asserted in such litigation will be dismissed by the Settlement, subject to final court approval.  The proposed settlement requires Old Line Bancshares and WSB Holdings to make certain additional disclosures related to the merger, which disclosures were included in the joint proxy statement/prospectus of Old Line Bancshares and WSB dated February 15, 2013, and sent to their respective stockholders.  The Circuit Court for Prince George’s County, Maryland granted preliminary approval of the Settlement on September 18, 2013.  Notice of the Settlement was mailed to class members in July 2013.  The Settlement does not include any payment to class members.  The Court approved the Settlement at a hearing held on November 12, 2013.

The parties to the Settlement did not reach any agreement with regard to the attorneys’ fees, costs and expenses, if any, that may be awarded class counsel.  Class counsel filed an application requesting an award of attorneys’ fees and costs in the amount of $400,000 on September 6, 2013.  Defendants filed briefs opposing the requested award.  Class counsel had previously informed the Court of his intent to file a petition requesting an award of up to $625,000 for attorneys’ fees and costs.  Defendants informed the Court at that time that they did not consent to, and reserve the right to oppose, any fee petition.  An accrual of $600,000 has been recorded to cover the costs of this lawsuit at September 30, 2013. At the hearing on November 12, 2013, the Court denied class counsel’s application for attorney’s fees and for reimbursement of expenses.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                         Defaults Upon Senior Securities

None

Item 4.                         Mine Safety Disclosures

Not applicable

Item 5.                         Other Information

Between September 13, and September 30, 2013, Old Line Bancshares sold in a private placement an aggregate of 13,617 shares of its common stock, par value $0.01 per share, to several of its directors at a purchase price of $13.00 per share or an aggregate of $177,021.  There were no underwriting discounts or commissions paid in connection with the sale of the common stock, which was made pursuant to subscription agreements, a form of which was filed with our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2013.

The offer and sale of our common stock in the private placement was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of, and Rule 506 of Regulation D under, the Securities Act.

Item 6.                         Exhibits

3.1.3   Articles of Amendment of Old Line Bancshares, Inc.

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

Old Line Bancshares, Inc.

Date: November 14, 2013	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Mark A. Semanie
Mark A. Semanie,
Executive Vice President, Chief Operating Officer
and Acting Chief Financial Officer
(Principal Accounting and Financial Officer)