Form 10-K
period 2013-12-31
OLD LINE BANCSHARES INC
filed 2014-03-14
CIK 1253317

Use these links to rapidly review the document

Item 8. Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50345

Old Line Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	20-0154352 (I.R.S. Employer Identification No.)
1525 Pointer Ridge Place Bowie, Maryland (Address of principal executive offices)	20716 (Zip Code)

Registrant's telephone number, including area code: (301) 430-2500

         Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	Name of exchange on which registered
(Title of each class)	The NASDQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the common equity held by non-affiliates was $97.0 million as of June 30, 2013 based on a sales price of $13.19 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2013 as reported by the NASDAQ Stock Market LLC.

         The number of shares outstanding of the issuer's Common Stock was 10,785,370 as of March 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

OLD LINE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

Item 1.

Cautionary Note About Forward Looking Statements

        Some of the matters discussed in this annual report including under the captions "Business of Old Line Bancshares, Inc.," "Business of Old Line Bank," "Risk Factors", and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and elsewhere in this annual report constitute forward looking statements. These forward-looking statements include (a) our objectives, expectations and intentions, including (i) branch retention and market expansion, (ii) statements regarding anticipated changes in non-interest expenses and that net interest income will continue to increase during 2014, (iii) maintenance of the core and net interest margins, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) Old Line Bancshares being well positioned to capitalize on potential opportunities in a healthy economy, (vi) expected losses on and our intentions with respect to our investment securities, (vii) earnings on bank owned life insurance, (viii) continued use of brokered deposits for funding, and (ix) expected collection on acquired impaired loans; (b) sources of and sufficiency of liquidity; (c) the adequacy of the allowance for loan losses; (d) expected loan, deposit, asset, balance sheet and earnings growth; (e) collecting payment on non-accrual loans; (f) expectations with respect to the impact of pending legal proceedings; (g) improving earnings per share and stockholder value; (i) the impact of off-balance sheet arrangements; (h) that income from the new Silver Spring loan production office will offset associated costs; and (i) financial and other goals and plans.

        Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others: the risk that Old Line Bancshares may fail to realize all of the anticipated benefits of the merger with WSB Holdings ; our ability to retain key personnel; our ability to successfully implement our growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"); that the market value of our investments could negatively impact stockholders' equity; risks associated with or lending limit; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry generally; and other risks otherwise discussed in this report, including under "Item 1A. Risk Factors."

        Our actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward-looking statements. All forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update the forward-looking statements to reflect factual assumptions, circumstances or events that have changed after we have made the forward-looking statements.

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

        Our primary business is to own all of the capital stock of Old Line Bank. We also have an approximately $499,871 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC ("Pointer Ridge"). We own 62.50% of Pointer Ridge.

        Old Line Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. Old Line Bank was originally chartered in 1989 as a national bank under the title "Old Line National Bank." In June 2002, Old Line Bank converted to a Maryland chartered trust company exercising the powers of a commercial bank, and received a Certificate of Authority to do business from the Maryland Commissioner of Financial Regulation.

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

        We are headquartered in Bowie, Maryland, approximately 10 miles east of Andrews Air Force Base and 20 miles east of Washington, D.C. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients. Our current primary market area is the suburban Maryland (Washington, D.C. suburbs) counties of Anne Arundel, Calvert, Charles, Montgomery, Prince George's and St. Mary's. We also target customers throughout the greater Washington, D.C. metropolitan area.

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

Recent Mergers and Acquisitions

        WSB Holdings, Inc.    On May 10, 2013, Old Line Bancshares acquired WSB Holdings, Inc. ("WSB Holdings"), the parent company of The Washington Savings Bank, F.S.B. ("WSB"). In connection with the acquisition, WSB was merged with and into Old Line Bank, with Old Line Bank the surviving bank. We have retained, and expect to continue to retain, all of WSB's branches and the branch personnel, with severance of employees occurring at WSB's lending, credit, operations, accounting and executive offices. We are pleased to have the remaining WSB personnel as part of the Old Line Bank team and anticipate that they will be a significant contributor to our success.

        As anticipated, the acquisition, the addition of new lenders and our five new branches caused an increase in non-interest expense in 2013. As a result of the addition of these individuals and branches, however, we also experienced an increased level of loan and deposit growth during 2013 that we expect will continue for the foreseeable future, which has provided and we expect will continue to provide increase interest income that exceeds their non-interest expenses. We acquired WSB's established mortgage origination group in the acquisition. This group originates real estate residential loans for our portfolio and loans classified as held for sale to be sold in the secondary market.

        The acquisition increased Old Line Bancshares, Inc.'s total assets by more than $310 million immediately after closing. As a result of this acquisition, Old Line Bank is the fourth largest independent commercial bank based in Maryland, with assets of more than $1.2 billion and 23 full service branches serving five counties.

        Maryland Bankcorp, Inc.    On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, Inc. ("Maryland Bankcorp"), the parent company of Maryland Bank & Trust Company, N.A. ("MB&T"). In connection with the acquisition, MB&T was merged with and into Old Line Bank, with Old Line Bank the surviving bank. The acquisition of MB&T's ten full-service branches expanded our market presence in Calvert and St. Mary's counties. The acquisition increased Old Line Bancshares, Inc.'s total assets by more than $349 million immediately after closing to approximately $750 million.

        For more information regarding our mergers and acquisitions, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Mergers and Acquisitions" and Note 2—Acquisition of WSB Holdings, Inc. in the Notes to our Consolidated Financial Statements.

Location and Market Area

        We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) counties of Anne Arundel, Calvert, Charles, Prince George's, Montgomery and St. Mary's. The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector.

        Our headquarters and a branch are located at 1525 Pointer Ridge Place, Bowie, Prince George's County, Maryland. A critical component of our strategic plan and future growth is Prince George's County. We currently have eight branch locations and four loan production offices in Prince George's County. Prince George's County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore. As a result of the acquisition of WSB, we acquired the building located at 4201 Mitchellville Road, Bowie, Maryland which houses our mortgage group as well as administrative staff. This loan production office primarily originates loans sold in the secondary market and has expanded our presence in the surrounding counties of the Washington D.C. metro area.

        We currently have six branch offices and a loan production office located in Charles County, Maryland. Just 15 miles south of the Washington Capital Beltway, Charles County is the gateway to Southern Maryland. The northern part of Charles County is the "development district" where the commercial, residential and business growth is focused. Waldorf, White Plains and the planned community of St. Charles are located here.

        Five of our branch offices are located in Anne Arundel County, Maryland. We have one in Annapolis that we opened in September 2008 that we relocated and expanded to include a loan production office in 2011. We have another branch that we opened in Crofton in July 2009. We have three branches that were acquired in the WSB acquisition, located in Crofton, Millersville and Odenton. Anne Arundel County borders the Chesapeake Bay and is situated in the high tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living to many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.

        We expanded our presence in Calvert and St. Mary's counties in 2011 as a result of the MB&T acquisition. The unemployment rates in Calvert and St. Mary's counties are among the lowest in the state of Maryland and also consistently rank below the national average. Calvert County, located approximately 25 miles southeast of Washington, D.C., is one of several Maryland counties that comprise the Washington Metropolitan Area and is adjacent to Anne Arundel, Prince George's, St. Mary's and Charles Counties. Major employers in Calvert County include municipal and government agencies and Constellation Energy. We have two branches and a loan production office in Calvert County. In St. Mary's County, we have three branches and a loan production office. St. Mary's County is located approximately 35 miles southeast of Washington, D.C. It is adjacent to Charles, Calvert and St. Mary's counties and is home to the Patuxent River Naval Air Station, a major naval air testing facility on the east coast of the United States.

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

        During the first quarter of 2013, we opened a loan production office located at 12501 Prosperity Drive, Suite 215, Silver Spring, in Montgomery County, Maryland. We have hired a Senior Vice President with over 30 years of banking experience to lead this office. This office will allow us to continue to expand our services to the Montgomery County market. We anticipate that the individuals in this office will generate sufficient interest and non-interest income during 2014 and beyond to more than offset the cost associated with this office. Montgomery County is located just to the north of Washington, D.C., and is adjacent to Frederick, Howard and Prince George's Counties in Maryland and Loudoun and Fairfax Counties in Virginia. Montgomery County is an important business and research center and is the third largest biotechnology cluster in the United States. The U.S. Department of Health and Human Services, the U.S. Department of Defense, and the U.S. Department of Commerce are among the top county employers. Several large firms are also based in the county, including Marriott International, Lockheed Martin, GEICO, Discovery Communications and the Travel Channel. Montgomery County has the tenth highest median household income in the U.S., and the second highest in the state of Maryland.

Lending Activities

        General.    Our primary market focus is on making loans to small and medium size businesses, entrepreneurs, professionals, consumers and high net worth clients in our primary market area. Our lending activities consist generally of short to medium term commercial business loans, commercial real estate loans, real estate construction loans, home equity loans and consumer installment loans, both secured and unsecured As a result of the WSB acquisition, we now originate residential loans for sale in the secondary market in addition to originating loans we maintain in our portfolio.

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

        In addition to the normal repayment risks, all loans in the portfolio are subject to risks stemming from the state of the economy and the related effects on the borrower and/or the real estate market. With the exception of loans provided to finance luxury boats, which we originated prior to 2008, generally longer term loans have periodic interest rate adjustments and/or call provisions. Senior management monitors the loan portfolio closely to ensure that we minimize past due loans and that we swiftly deal with potential problem loans.

        Old Line Bank also engages an outside, independent firm to review the loan portfolio. This firm performs a detailed annual review and an interim update at least once a year. We use the results of the firm's report to validate our internal loan ratings and we review their commentary on specific loans and on our loan administration activities in order to improve our operations.

        Commercial and Industrial Lending.    Our commercial and industrial lending consists of lines of credit, revolving credit facilities, accounts receivable financing, term loans, equipment loans, SBA loans, standby letters of credit and unsecured loans. We originate commercial loans for any business purpose including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital and acquisition activities. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at Old Line Bank.

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

        Commercial Real Estate Lending.    We finance commercial real estate for our clients, usually for owner occupied properties. We generally will finance owner occupied commercial real estate at a maximum loan to value of 85%. Our underwriting policies and processes focus on the clients' ability to repay the loan as well as an assessment of the underlying real estate. We originate commercial real estate loans on a fixed rate or adjustable rate basis. Usually, these rates adjust during a three, five or seven year time period based on the then current treasury or prime rate index. Repayment terms include amortization schedules from three years to a maximum of 25 years with principal and interest payments due monthly and with all remaining principal due at maturity. We also make commercial real estate construction loans, primarily for owner-occupied properties.

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

        Residential Real Estate Lending.    We offer a variety of consumer oriented residential real estate loans. A portion of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 80%. We also offer fixed rate home improvement loans. Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our home equity loans and lines of credit with a security interest in the borrower's primary or secondary residence. Our initial underwriting includes an analysis of the borrower's debt/income ratio which generally may not exceed 43%. We also consider the borrower's length of employment and prior credit history in the approval process. We require borrowers to have a credit score of 660. We do not have any subprime residential real estate loans.

        We obtain detailed loan applications to determine a borrower's ability to repay and verify the more significant items on these applications through credit reports, financial statements and confirmations. We also require appraisals of collateral and title insurance on secured real estate loans. Most borrowers must establish a mortgage escrow account for items such as real estate taxes, governmental charges and hazard and private mortgage insurance premiums.

        A portion of this segment of the loan portfolio consists of funds advanced for construction of custom single family residences, (where the home buyer is the borrower), financing to builders for the construction of pre-sold homes, and loans for multi-family housing. These loans generally have short durations, meaning maturities typically of nine months or less. Residential houses, multi-family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. The vast majority of these loans are concentrated in our primary market area.

        Construction lending entails significant risk. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. An appraisal of the property estimates the value of the project prior to completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan to value ratios. To mitigate these risks, we generally limit loan amounts to 80% or less of appraised values, obtain first lien positions on the property securing the loan, and adhere to established underwriting procedures. In addition, we generally offer real estate construction financing only to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan "take-out" (conversion to a permanent mortgage upon completion of the project). We also perform a complete analysis of the borrower and the project under construction. This analysis includes a review of the cost to construct, the borrower's ability to obtain a permanent "take-out," the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion basis. We inspect each project as needed prior to advancing funds during the term of the construction loan.

        Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established from time to time by Fannie Mae and Freddie Mac for secondary market resale purposes. This amount for single-family residential loans currently varies from $417,000 up to a maximum of $625,500 for certain high-cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $625,500. The Washington, D.C. and Baltimore areas are both considered high-cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio.

For loans sold in the secondary market, we require a credit score or 640 with some exceptions to 620 for Veterans. Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held-for-sale. The premium is recorded in gain on sale of loans in non-interest income, net of commissions paid to the loan officers.

        Land and Acquisition and Development Lending.    These loans usually include funding for the acquisition and development of unimproved properties to be used for residential or non-residential construction. We may provide permanent financing on the same projects for which we have provided the construction financing.

        Land, Acquisition and development lending, while providing higher yields, may also have greater risks of loss than long-term residential mortgage loans on improved, owner-occupied properties.

        The Bank generally makes land acquisition loans with terms of up to three years and loan to value ratios of up to 65%, and land development loans with terms of up to two years and loan-to value ratios of up to 75%.

        The primary loan-specific risk in land and land development are: unemployment, deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors creates a risk of default, and that an appraisal on the collateral is not reflective of the true property value. These loans usually include funding for the acquisition and development of unimproved properties to be used for residential or non-residential construction. We may provide permanent financing on the same projects for which we have provided the development and construction financing. Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

        Consumer Installment Lending.    We offer various types of secured and unsecured consumer loans. We make consumer loans for personal, family or household purposes as a convenience to our customer base. This category includes our luxury boat loans, which we made prior to 2008 and that remain in our portfolio. Consumer loans, however, are not a focus of our lending activities. The underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan. As a general guideline, the borrower's total debt service should not exceed 40% of his or her gross income.

        Consumer loans may present greater credit risk than residential mortgage loans because many consumer loans are unsecured or rapidly depreciating assets secure these loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower's continuing financial stability. If a borrower suffers personal financial difficulties, the loan may not be repaid. Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans. However, in our opinion, many of these risks do not apply to the luxury boat portion of the loan portfolio due to the credit quality and liquidity of these borrowers.

        Lending Limit.    As of December 31, 2013, our legal lending limit for loans to one borrower was approximately $15.7 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.

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

        We actively monitor our investment portfolio and we usually classify investments in the portfolio as "available for sale." In general, under such a classification, we may sell investment instruments as management deems appropriate. On a monthly basis, we "mark to market" the investment portfolio through an adjustment to stockholders' equity net of taxes. Additionally, we use the investment portfolio to balance our asset and liability position. We invest in fixed rate or floating rate instruments as necessary to reduce our interest rate risk exposure.

Other Banking Products

        We offer our customers safe deposit boxes, wire transfer services, debit cards, prepaid cards, automated teller machines at all of our branch locations, investment services and credit cards through a third party processor. Additionally, we provide Internet banking capabilities to our customers. With our Internet banking service, our customers may view their accounts on line and electronically remit bill payments. Our commercial account services include direct deposit of payroll for our commercial clients' employees, an overnight sweep service, lockbox services and remote deposit capture service. We also provide our customers investment services including investment management, estate and succession planning and brokerage services.

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

        As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. We do use brokered deposits as a funding mechanism. Our primary source of brokered deposits is the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account and money market registry services, we have the ability to offer our customers access to Federal Deposit Insurance Corporation- ("FDIC") insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network. We also purchased brokered certificates of deposit from other sources during 2010. We did not purchase brokered deposits from any other source during 2013, however, as a result of the WSB acquisition, brokered deposits increased by $18.0 million.

Competition

        We face intense competition both in making loans and attracting deposits. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our primary market area and elsewhere.

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

Employees

        As of December 31, 2013, we had 228 full time and 26 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good.

Supervision and Regulation

        Old Line Bancshares, Inc. and Old Line Bank are subject to extensive regulation under state and federal banking laws and regulations. These laws and regulations impose specific requirements and restrictions on virtually all aspects of operations and generally are intended to protect depositors, not stockholders. The following summary sets forth certain material elements of the regulatory framework applicable to Old Line Bancshares, Inc. and Old Line Bank. It does not describe all of the provisions of the statutes, regulations and policies that are identified. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

Old Line Bancshares, Inc.

        Old Line Bancshares, Inc. is a Maryland corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. We are subject to regulation and examination by the Board of Governors of the Federal Reserve Board (the "Federal Reserve Board"), and are required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act generally prohibits a bank holding company from engaging in activities other than banking, managing or controlling banks or other permissible subsidiaries and acquiring or retaining direct or indirect control of any company engaged in any activities closely related to banking or managing or controlling banks.

        In accordance with the Dodd-Frank Act and Federal Reserve Board policy, a bank holding company is expected to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the "source of strength" doctrine. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

        The Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert, to file a written notice with the Federal Reserve Board before the person or persons acquire direct or indirect "control" of a bank or bank holding company. As a general matter, a party is deemed to control a bank or bank holding company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a bank or bank holding company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party's ownership of Old Line Bancshares, Inc. were to exceed the above thresholds, the investor could be deemed to "control" Old Line Bancshares, Inc. for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

        The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "Capital Adequacy Guidelines." The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

        The Federal Reserve Board and the Maryland Commissioner of Financial Regulation (the "Commissioner") regularly examine the operations and condition of Old Line Bancshares. In addition, the Federal Reserve Board and the Commissioner have enforcement authority over Old Line Bancshares, which includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent Old Line Bancshares from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

        The status of Old Line Bancshares, Inc. as a registered bank holding company under the Bank Holding Company Act of 1956, as amended, does not exempt it from certain federal and state laws and regulations applicable to Maryland corporations generally, including, without limitation, certain provisions of the federal securities laws.

Old Line Bank

        Old Line Bank is a Maryland chartered trust company (with all of the powers of a commercial bank), and is a member of the Federal Reserve System. Deposits of Old Line Bank are insured to the maximum legal limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). It is subject to regulation, supervision and regular examination by the Commissioner and the Federal Reserve Board. The regulations of these various agencies govern most aspects of Old Line Bank's business, including required reserves against deposits, lending, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. In addition, Old Line Bank is subject to numerous federal, state and local laws and regulations that set forth specific requirements with respect to extensions of credit, credit practices, disclosure of credit terms, and discrimination in credit transactions.

        The Federal Reserve Board and the Commissioner regularly examine the operations and condition of Old Line Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of Old Line Bank's depositors and the

Deposit Insurance Fund. In addition, Old Line Bank is required to furnish quarterly and annual reports to the Federal Reserve Board. The Federal Reserve Board's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

        The Federal Reserve Board has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "—Capital Adequacy Guidelines." Federal Reserve Board regulations and State law limit the amount of dividends that Old Line Bank may pay to Old Line Bancshares, Inc. See "—Dividends."

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

  •
  Source of strength.  The Dodd-Frank Act codified the Federal Reserve Board's "source of strength" doctrine, requiring that every bank holding company and savings and loan holding company must serve as a source of strength for each of its depository institution subsidiaries. The regulatory agencies must issue regulations that implement this requirement, including by requiring that all bank and savings and loan holding companies provide capital, liquidity and other support to their depository institution subsidiaries in times of financial stress. Under this requirement, Old Line Bancshares in the future could be required to provide financial assistance to Old Line Bank should Old Line Bank experience financial distress.

  •
  Mortgage loan origination and risk retention.  The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks, in an effort to require steps to verify a borrower's ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

  •
  Consumer Financial Protection Bureau ("CFPB").  The Dodd-Frank Act created a new independent CFPB within the Federal Reserve Board. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank consumers, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. For banking organizations with assets under $10 billion, like Old Line Bank, the Federal Reserve Board, as Old Line Bank's primary federal regulator, will continue to have examination and enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

  •
  Deposit insurance.  The Dodd-Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits and provided unlimited deposit insurance through December 31, 2012 for noninterest-bearing transaction accounts. The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, and the FDIC must achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are required to fund the increase. The Dodd-Frank Act also eliminated the 1.5% maximum fund ratio, and instead gives the FDIC the discretion to determine the maximum fund ratio. The FDIC has exercised that discretion by establishing a long-term fund ratio of 2.0%.

  •
  Enhanced lending limits.  The Dodd-Frank Act strengthened the existing limits on a depository institution's credit exposure to one borrower. Federal banking law prohibits a depository institution's ability to extend credit to one person (or group of related persons) in amounts that exceed certain thresholds. The Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

  •
  Corporate governance.  The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including Old Line Bancshares. The Dodd-Frank Act provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company's proxy materials and directs the SEC and national securities exchanges to adopt rules that: (1) provide stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) will enhance independence requirements for compensation committee members; and (3) will require companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

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

Capital Adequacy Guidelines

        The federal bank regulatory agencies have adopted risk based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off balance sheet items. Pursuant to the Federal Deposit Insurance Corporation Improvement Act the agencies have established five capital tiers for depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain discretionary, and under certain circumstances, mandatory, actions by regulators that could have a direct material adverse effect on Old Line Bank's financial condition.

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

        Residential first mortgage loans on one- to four- family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk weighing system, as are certain privately-issued mortgage backed securities representing indirect ownership of such loans. Off balance sheet items also are adjusted to take into account certain risk characteristics.

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

        Under federal prompt corrective action regulations, the Federal Reserve Board is authorized and, under certain circumstances required, to take supervisory actions against state member banks that are not adequately capitalized. Under these regulations, a bank is considered to be (i) "well capitalized" if it maintains a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and Tier I leverage capital of 5.0% or greater (measured as tier 1 capital to adjusted total assets), and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has total risk-based capital of 8.0% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of "well capitalized"; (iii) "undercapitalized" if it has total risk-based capital of less than 8.0%, Tier I risk-based capital of less than 4.0% or Tier I leverage capital of less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has total risk-based capital of less than 6.0%, Tier I risk-based capital less than 3.0%, or Tier I leverage capital of less than 3.0%; and (v) "critically undercapitalized" if its ratio of tangible equity to total assets is equal to or less than 2.0%. Under certain circumstances, the Federal Reserve Board may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Reserve Board may not reclassify a significantly undercapitalized institution as critically undercapitalized). The Federal Reserve Board may set higher capital requirements for an individual institution when particular circumstances warrant.

        Currently, Old Line Bancshares, Inc. and Old Line Bank are well capitalized.

        In July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes "capital" for calculating those ratios. The proposed new minimum capital level requirements applicable to Old Line Bancshares and Old Line Bank will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4%. The rules assign different risk weights to some assets, including a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The new capital conservation buffer requirement will be phased in beginning in January 2016 until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses to executive officers if its capital level falls below the buffer amount.

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

Deposit Insurance Assessments

        The deposits of Old Line Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd-Frank Act permanently increased the FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000. The FDIC assesses deposit insurance premiums on all insured depository institutions. Under the FDIC's risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky to the deposit insurance fund paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution's total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking, The FDIC's current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution's aggregate deposits. Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Maryland Regulatory Assessment

        The Commissioner assesses state chartered banks to cover the expense of regulating banking institutions. Old Line Bank's asset size determines the amount of the assessment. In 2013, we paid $88,951 to the Commissioner.

Transactions with Affiliates and Insiders

        Maryland law imposes restrictions on certain transactions with affiliates of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If the executive committee approves such a loan, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the law's coverage. Section 23A of the Federal Reserve Act and the Federal Reserve Board's Regulation W limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such bank's capital stock and surplus. An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized in accordance with regulatory requirements and the bank's transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset from an affiliate. Section 23B of the Federal Reserve Act applies to covered transactions as well as certain other transactions between a bank and its affiliates and Section 23B and Regulation W require that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to non-affiliates. Regulation W generally excludes a bank subsidiary from treatment as an affiliate unless the subsidiary is a depository institution, a financial subsidiary, directly controlled by an affiliate or controlling shareholder of the bank, or unless the Federal Reserve Board or other appropriate federal regulator determines by regulation or order to treat the subsidiary as a bank affiliate. All of Old Line Bank's transactions with its affiliates comply with the applicable provisions of Sections 23A and 23B and Regulation W.

        Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O govern extensions of credit made by a bank to its directors, executive officers, and principal stockholders ("insiders"). Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. Further, such extensions may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank's capital. Extensions of credit in excess of certain limits must be also be approved by the board of directors. All of Old Line Bank's loans to its and Old Line Bancshares' executive officers, directors and greater than 10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation O.

        We have entered into banking transactions with our directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business. We make such loans and loan commitments in accordance with all applicable laws.

Loans to One Borrower

        Old Line Bank is subject to statutory and regulatory limits on the extension of credit to one borrower. Generally, the maximum amount of total outstanding loans that a Maryland chartered trust company may have to any one borrower at any one time is 15% of Old Line Bank's unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

Liquidity

        Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equaled to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board's Regulation D, which applies to all depository institutions. Beginning on January 1, 2013, amounts in transaction accounts above $12.4 million and up to $79.5 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $79.5 million require reserves of $2,013,000 plus 10 percent of the amount in excess of $79.5 million. Beginning on January 1, 2014, amounts in transaction accounts above $13.3 million and up to $89.0 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $89.0 million require reserves of $2,271,000 plus 10 percent of the amount in excess of $89.0 million. The Maryland reserve requirements may be used to satisfy the requirements of Federal Reserve Board's Regulation D. Old Line Bank is in compliance with its reserve requirements currently and at December 31, 2013.

Dividends

        Old Line Bancshares, Inc. is a legal entity separate and distinct from Old Line Bank. Virtually all of Old Line Bancshares, Inc.'s revenue available for the payment of dividends on its common stock results from dividends paid to Old Line Bancshares, Inc. by Old Line Bank. Under Maryland law, Old Line Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if Old Line Bank's surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the bank regulatory agencies have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Old Line Bank being in an unsafe and unsound condition.

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

Anti-Money Laundering and OFAC

        Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution's compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed "cease and desist" orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

Consumer Protection Laws

        Old Line Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts.

        In addition, federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Further, under the "Interagency Guidelines Establishing Information Security Standards," banks must implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer information. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

Effect of Governmental Monetary Policies

        Domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies affect our earnings. The Federal Reserve Board's monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A.    Risk Factors

        You should consider carefully the following risks, along with other information contained in this Form 10-K. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations. Any of the following events, should they actually occur, could materially and adversely affect our business and financial results.

        We may fail to realize all of the anticipated benefits of the merger.    As discussed above in "Item 1—Business," in May 2013 we acquired WSB Holdings. The ultimate success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our businesses with WSB Holdings'.

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

        We may not have adequately assessed the fair value of the acquired assets and liabilities.    Current accounting guidance requires that we record assets and liabilities at their estimated fair values on the purchase date. In accordance with accounting for business combinations, we included the credit losses evident in the fair value of loans at the date of our acquisition of WSB and eliminated the allowance for loan losses maintained by WSB at the acquisition date. The determination of fair value requires that we consider a number of factors including the remaining life of the acquired loans and deposits, estimated prepayments or withdrawals, estimated loss ratios, estimated value of the underlying collateral, and the net present value of expected cash flows. Actual deviations from these predicted cash flows, maturities or repayments or the underlying value of the collateral may mean that our present value determination is inaccurate. This may cause fluctuations in interest income, non-interest income, provision expense, interest expense and non-interest expense and negatively impact our results of operations.

        A continuation or worsening of current economic conditions could adversely affect our results of operations and financial condition.    Changes in prevailing economic conditions, including declining real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results. Although the U.S. economy has emerged from the severe recession that occurred in 2007 through 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Although signs of stability have emerged, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future. Further continuing economic uncertainty, including regarding concerns about U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending, may hamper the ongoing recovery or otherwise negatively impact economic conditions going forward. In addition, continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

        Although the adverse economic climate during the past several years has not severely impacted us due to our strict underwriting standards, further adverse changes in the economy, including decreases in current real estate values, increased unemployment or the economy moving back into a recession, could have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

        A continuation or worsening of credit markets and economic conditions could adversely affect our liquidity.    Old Line Bank must maintain sufficient liquidity to ensure cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes. We obtain funding through deposits and various short term and long term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta and others. Economic uncertainty and disruptions in the financial system may adversely affect our liquidity. Dramatic declines in the housing market during the past several years, falling real estate prices and increased foreclosures and unemployment, have resulted in significant asset value write downs by financial institutions, including government sponsored entities and investment banks. These investment write downs have caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity. To mitigate this risk, we closely monitor our liquidity and maintain a line of credit with the Federal Home Loan Bank and have received approval to borrow from the Federal Reserve Bank of Richmond.

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

        In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. In light of the performance of and government intervention in the financial sector, we fully expect there will be significant changes to the banking and financial institutions' regulatory agencies in the near future. We further anticipate that regulatory authorities may enact additional laws and regulations in response to the ongoing financial crisis that could have an impact on our operations. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors.

        Various provisions of the Dodd-Frank Act may adversely impact our results of operations, liquidity or financial condition.    The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. Among other things, the Dodd-Frank Act establishes the new Consumer Financial Protection Bureau (the "CFPB"), includes provisions affecting corporate governance and executive compensation disclosure of all SEC reporting companies, allows financial institutions to pay interest on business checking accounts, broadens the base for FDIC insurance assessments, and includes new restrictions on how mortgage brokers and loan originators may be compensated. The Dodd-Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions. There are a number of regulations under the Dodd-Frank act that have not yet been proposed or adopted. We will not know the full impact of the Dodd-Frank Act on our business for years until regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management's time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

        Because we serve a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse.    Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) counties of Anne Arundel, Calvert, Charles, Montgomery, Prince George's and St. Mary's. We have expanded in the counties in which we have historically operated and into Calvert, Montgomery and St. Mary's Counties, Maryland and may expand in contiguous northern and western counties, such as Howard County, Maryland. However, broad geographic diversification is not currently part of our community bank focus. Overall, during the last five years, the business environment negatively impacted many businesses and households in the United States and worldwide. Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values. As a result, if our market area continues to suffer an economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. In particular, due to the proximity of our primary market area to Washington, D.C., decreases in spending by the Federal government could impact us more than banks that serve a larger or a different geographical area. Our larger competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area. Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

        We originate and retain in our portfolio residential mortgage loans. A continued downturn in the local real estate market and economy could adversely affect earnings.    Our loan portfolio includes residential mortgage loans that we originate. Although the local real estate market and economy in our primary market areas have performed better than many other markets, a downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

        Proposed and final regulations could restrict our ability to originate residential real estate loans.    The CFPB has issued a rule, effective January 10, 2014, designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would otherwise hold lenders accountable for ensuring a borrower's ability to repay a mortgage. Loans that meet this "qualified mortgage" definition will be presumed to have complied with the new ability-to-repay standard. Under the CFPB's rule, a "qualified mortgage" loan must not contain certain specified features.

        The rule also establishes general underwriting criteria for qualified mortgages, including that the consumer must have a total (or "back end") debt-to-income ratio that is less than or equal to 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB's rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more costly and/or or time consuming to make these loans, which could limit our growth or profitability.

        In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain "not less than 5% of the credit risk for any asset that is not a qualified residential mortgage." The regulatory agencies initially issued a proposed rule to implement this requirement in April 2011. A revised proposed rule was issued in August 2013. The Dodd-Frank Act provides that the definition of "qualified residential mortgage" can be no broader than the definition of "qualified mortgage" issued by the CFPB for purposes of its regulations. Although the final rule with respect to the retention of credit risk has not yet been issued, the final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

        We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations and our business could suffer.    Our success depends substantially on the skills and abilities of our executive management team, including James W. Cornelsen, our President and Chief Executive Officer, Joseph E. Burnett, our Executive Vice President and Chief Lending Officer, John Miller, our Executive Vice President and Chief Credit Officer, and Mark A. Semanie, our Executive Vice President, Chief Operating Officer and Acting Chief Financial Officer. We have not entered into an employment agreement with Mr. Miller, and he is therefore free to unilaterally terminate his employment. Although we have entered into employment agreements with Messrs. Cornelsen, Burnett and Semanie, the existence of such agreements does not assure that we will retain their services. These executives provide valuable services to us and would be difficult to replace.

        Also, our growth and success and our anticipated future growth and success, in a large part, is due and we anticipate will be due to the relationships maintained by our banking executives with our customers.

The loss of services of one or more of these executives or of other key employees could have a material adverse effect on our operations and our business could suffer. The experienced commercial lenders that we have hired are not a party to any employment agreement with us and they could terminate their employment with us at any time and for any reason.

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

        Our concentrations of loans in various categories may also increase the risk of credit losses.    We currently invest more than 25% of our capital in various loan types and industry segments, including commercial real estate loans and loans to the hospitality industry (hotels/motels). While recent declines in the local commercial real estate market have not caused the collateral securing our loans to exceed acceptable loan to value ratios, a further deterioration in the commercial real estate market could cause deterioration in the collateral securing these loans and/or a decline in our customers' earning capacity. This could negatively impact us. Although we have made a large portion of our hospitality loans to long term, well established operators in strategic locations, a continued decline in the occupancy rate in these facilities could negatively impact their earnings. This could adversely impact their ability to repay their loan, which would adversely impact our net income.

        If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.    We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Management, through a periodic review and consideration of the loan portfolio, determines the amount of the allowance for loan losses. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, even under normal economic conditions, we cannot predict such losses with certainty. The unprecedented volatility experienced in the financial and capital markets during the last several years makes this determination even more difficult as processes we use to estimate the allowance for loan losses may no longer be dependable because they rely on complex judgments, including forecasts of economic conditions that may not be accurate. As a result, we cannot be sure that our allowance is or will be adequate in the future. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our earnings will suffer.

        As of December 31, 2013, commercial and industrial and commercial real estate mortgage loans comprise approximately 74.62% of our loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans. A deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

        The market value of our investments could negatively impact stockholders' equity.    We have designated all of our investment securities portfolio (or 14.8% of total assets) at December 31, 2013 as available for sale. We "mark to market" temporary unrealized gains and losses in the estimated value of the available for sale portfolio and reflect this adjustment as a separate item in stockholders' equity, net of taxes. As of December 31, 2013, we had temporary unrealized losses in our available for sale portfolio of $3.4 million (net of taxes). As a result of the recent economic recession and the continued economic slowdown, several municipalities continue to report budget deficits and companies continue to report lower earnings. These budget deficits and lower earnings could cause temporary and other than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders' equity.

        Any future issuances of common stock in connection with acquisitions or otherwise could dilute your ownership of Old Line Bancshares.    We may use our common stock to acquire other companies or to make investments in banks and other complementary businesses in the future. We may also issue common stock, or securities convertible into common stock, through public or private offerings, in order to raise additional capital in connection with future acquisitions, to satisfy regulatory capital requirements or for general corporate purposes. Any such stock issuances would dilute your ownership interest in Old Line Bancshares and may dilute the per-share value of the common stock.

        Our future acquisitions, if any, may cause us to become more susceptible to adverse economic events.    While we currently have no agreements to acquire additional financial institutions, we may do so in the future if an attractive acquisition opportunity arises that is consistent with our business plan. Any future business acquisitions could be material to us, and the degree of success achieved in acquiring and integrating these businesses into Old Line Bancshares could have a material effect on the value of our common stock. In addition, any acquisition could require us to use substantial cash or other liquid assets or to incur debt. In those events, we could become more susceptible to future economic downturns and competitive pressures.

        We face limits on our ability to lend.    The amount of our capital limits the amount that we can loan to a single borrower. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2013, we were able to lend approximately $15.7 million to any one borrower. This amount is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        As of December 31, 2013, we operate a total of 23 branch locations and eight loan production offices. Our headquarters is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George's County. Pointer Ridge Office Investment, LLC, an entity in which we have an approximately $500,000 investment and a 62.50% ownership interest, owns this property. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge. Due to the acquisition of WSB Holdings, we acquired the property and building located at 4201 Mitchellville Road, Bowie, Maryland. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $35.2 million at December 31, 2013.

 Legacy Properties

Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Accokeek	15808 Livingston Road Accokeek, Maryland	12/1995	1,218	Owned
Annapolis	2530 Riva Road Annapolis, Maryland	9/2011	3,899	$11,713	10yrs 7mos	(2) 5 years
Bowie Suite 100	1525 Pointer Ridge Place Bowie, Maryland	6/2006	2,557	$7,603	13 years	(2) 5years
Bowie Suite 101	1525 Pointer Ridge Place Bowie, Maryland	1/2012	2,282	$3,228	8yrs 5 mos	(2) 5years
Bowie Suite 300	1525 Pointer Ridge Place Bowie, Maryland	6/2006	5,449	$14,187	13 years	(2) 5years
Bowie Suite 301	1525 Pointer Ridge Place Bowie, Maryland	1/2012	1,732	$2,450	8yrs 5 mos	(2) 5years
Bowie Suite 302, 303, 303a, 304 & 305	1525 Pointer Ridge Place Bowie, Maryland	12/2012	2,896	$6,448	6yrs 6 mos	(2) 5years
Bowie Suite 400	1525 Pointer Ridge Place Bowie, Maryland	6/2006	11,053	$28,320	13 years	(2) 5years
Clinton	7801 Old Branch Avenue Clinton, Maryland	9/2002	2,550	$6,429	5 years	(2) 5years
College Park 1st Floor	9658 Baltimore Avenue College Park, Maryland	3/2008	1,916	$5,970	10 years	(2) 5 years
College Park 4th Floor	9658 Baltimore Avenue College Park, Maryland	7/2005	1,268	$3,399	10 years	(2) 5 years
Crain Highway	2995 Crain Highway Waldorf, Maryland	6/1999	8,044	Owned
Crofton	1641 Maryland Route 3 North Crofton, Maryland	7/2009	2,420	$7,523	10 years	(3) 5 years
Fairwood	12100 Annapolis Road Glen Dale, Maryland	10/2009	2,863	Owned
Greenbelt	6421 Ivy Lane Greenbelt, Maryland	9/2009	33,000	$8,825	30 years	(2) 10 years
Old Line Centre	12080 Old Line Centre Waldorf, Maryland	11/1989	2,048	$5,377	10 years	(1) 5 years
Silver Spring	12501 Prosperity Drive Silver Spring, Maryland	3/2013	2,131	$3,906	3 years 2 mos	(1) 3 years

 Properties Acquired April 1, 2011

Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bryans Road	7175 Indian Head Highway Bryans Road, Maryland	5/1964	3,711	Owned
California	22741 Three Notch Road California, Maryland	4/1985	3,366	$6,429	5 years	(2) 5 years
Callaway	20990 Point Lookout Road Callaway, Maryland	8/2005	1,795	Owned
Fort Washington	12740 Old Fort Road Fort Washington, Maryland	2/1973	2,800	$6,700	5 years	(1) 5 years
La Plata	101 Charles Street La Plata, Maryland	4/1974	2,910	$8,693	15 years	(3) 10 years
Leonardtown Road	3135 Leonardtown Road Waldorf, Maryland	6/1963	7,076	Owned
Lexington Park	46930 South Shangri La Drive Lexington Park, Maryland	6/1959	7,763	$11,423	20 years	N/A
Prince Frederick	691 Prince Frederick Blvd. Prince Frederick, Maryland	8/1999	3,400	$9,680	20 years	N/A
Solomons	80 Holiday Drive Solomons, Maryland	2/1998	2,194	$4,555	20 years	N/A
Waldorf Operations	3220 Old Washington Road Waldorf, Maryland	12/1988	21,064	Owned

Properties Acquired May 10, 2013

Location	Address	Opened Date	Square Feet	Monthly Lease Amount		Term	Renewal Option
Bowie	4201 Mitchellville Road Bowie, Maryland	4/1997	43,600		Owned
Crofton	1669 Crofton Centre Crofton, Maryland	4/1985	3,366	$	Owned
Millersville	676 Old Mill Road Millersville, Maryland	8/2005	1,795		7,500	5 years	(2) 5 years
Odenton	1161 Annapolis Road Odenton, Maryland	2/1973	2,800		$8,700	5 years	(1) 5 years
Waldorf	3225 Crain Highway Waldorf, Maryland	4/1974	2,910		$6,750	15 years	(3) 10 years

Item 3.    Legal Proceedings

        From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings the outcome of which, in management's opinion, would be material to our financial condition or results of operations.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

        Our common stock trades on the Nasdaq Capital Market ("NASDAQ") under the trading symbol "OLBK." The table below shows the high and low sales prices of our common stock. The quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not represent actual transactions.

	Sale Price Range
2013	High	Low
First Quarter	$12.42	$10.90
Second Quarter	13.35	11.93
Third Quarter	13.50	12.74
Fourth Quarter	15.35	13.16
2012
First Quarter	$10.75	$7.75
Second Quarter	11.20	10.15
Third Quarter	11.24	9.55
Fourth Quarter	12.99	10.51

        At December 31, 2013, there were 10,777,113 shares of common stock issued and outstanding held by approximately 477 stockholders of record. There were 362,983 shares of common stock issuable on the exercise of outstanding stock options, 294,327 of which were exercisable. The remaining shares are exercisable as follows:

Date Exercisable	# of Shares
02/27/2014	10,329
09/10/2014	5,000
12/31/2014	17,669
02/27/2015	10,329
09/10/2015	5,000
02/27/2016	10,329
09/10/2016	5,000
10/22/2016	1,667
10/22/2017	1,667
10/22/2018	1,666

Total	68,656

Dividends

        We have paid the following dividends on our common stock during the years indicated:

	2013	2012
March	$0.04	$0.04
June	0.04	0.04
September	0.04	0.04
December	0.04	0.04

Total	$0.16	$0.16

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

Issuer Purchases of Equity Securities

        We did not repurchase any of our securities during the three months ended December 31, 2013.

Item 6.    Selected Financial Data

        The following table summarizes Old Line Bancshares, Inc.'s selected financial information and other financial data. The selected balance sheet and statement of income data are derived from our audited financial statements. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

December 31,	2013	2012	2011
	(Dollars in thousands except per share data)
Earnings and dividends:
Interest income	$44,263	$38,222	$32,321
Interest expense	4,202	5,058	5,219
Net interest income	40,061	33,164	27,101
Provision for loan losses	1,504	1,525	1,800
Non-interest income	8,870	3,708	2,493
Non-interest expense	36,077	25,162	20,636
Income taxes	3,602	2,720	1,927
Net income	7,747	7,465	5,232
Less: Net loss attributable to the non-controlling interest	(92)	(65)	(148)
Net income available to common stockholders	7,839	7,530	5,380
Per common share data
Basic earnings	$0.87	$1.10	$0.86
Diluted earnings	0.86	1.09	0.86
Dividends paid	0.16	0.16	0.13
Common stockholders book value, period end	11.71	10.94	9.98
Common stockholders tangible book value, period end	10.50	10.30	9.28
Average common shares outstanding
Basic	9,044,844	6,828,512	6,223,057
Diluted	9,149,200	6,893,645	6,253,898
Common shares outstanding, period end	10,777,113	6,845,432	6,817,694
Balance Sheet Data:
Total assets	$1,167,223	$861,856	$811,042
Total loans, less allowance for loan losses	849,263	595,145	539,298
Total investment securities	172,170	171,541	161,785
Total deposits	974,359	735,458	690,768
Stockholders' equity	126,249	74,862	68,050
Performance Ratios:
Return on average assets	0.74%	0.90%	0.79%
Return on average stockholders' equity	7.80%	11.17%	9.37%
Total ending equity to total ending assets	10.82%	8.69%	8.39%
Net interest margin(1)	4.53%	4.65%	4.61%
Dividend payout ratio for period	19.02%	14.51%	15.27%
Asset Quality Ratios:
Allowance to period-end loans	0.58%	0.66%	0.69%
Non-performing assets to total assets	1.27%	1.12%	1.22%
Non-performing loans to allowance for loan losses	178.91%	149.04%	155.84%
Capital Ratios:
Tier 1 risk-based capital	12.0%	10.8%	10.6%
Total risk-based capital	12.5%	11.4%	11.3%
Leverage capital ratio	9.3%	7.9%	7.8%

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operating—Reconciliation of Non-GAAP Measures."

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We operate a general commercial banking business, accepting deposits and making loans and investments.

        In an economic and regulatory climate that continues to present challenges for our industry, we are pleased to report significant strategic accomplishments during the year and continued profitability. Net income available to common stockholders, after inclusion of $3.5 million in merger and integration expenses, was $7.8 million or $0.87 per basic and $0.86 per diluted common share for the year ending December 31, 2013 which represented a 4.10% increase over the prior year's net income available to common stockholders of $7.5 million.

        The following highlights contain financial data and events that have occurred during 2013:

  •
  The merger with WSB became effective May 10, 2013, causing total assets to grow to $1.2 billion at December 31, 2013 compared to $861.9 million at December 31, 2012.

  •
  $12.2 million of new capital was successfully raised through a private placement of 936,695 shares of common stock at a price of $13.00 per share.

  •
  Net loans increased $254.1 million or 42.70% during the year ended December 31, 2013, to $849.3 million at December 31, 2013 compared to $595.1 million at December 31, 2012, as a result of organic growth and the acquisition of WSB.

  •
  Non-interest bearing deposits increased $39.8 million or 21.09% during the year ending December 31, 2013. Interest bearing deposits increased $199.1 million during the year compared to the balance at December 31, 2012, primarily as a result of the acquisition of WSB and partially offset by the planned reductions in higher cost deposits.

  •
  Net income was $7.8 million or $0.87 per basic and $0.86 per diluted share for the year ended December 31, 2013 compared to $7.5 million, or $1.10 per basic and $1.09 per diluted share, for 2012.

  •
  For the year ended December 31, 2013, Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.74% and 7.80%, respectively, compared to ROAA and ROAE of 0.90% and 11.17%, respectively, for the year ended December 31, 2012.

  •
  The net interest margin was 4.53% during 2013 compared to 4.65% for 2012. Re-pricing in the loan portfolio and slightly lower yields on new loans caused the average loan yield to decline.

  •
  Of note, we entered the residential lending business through the WSB acquisition.

  •
  We ended 2013 with a book value of $11.71 per common share and a tangible book value of $10.50 per common share.

  •
  We maintained liquidity and by all regulatory measures remained "well capitalized."

        Additionally, the following branch developments occurred during 2013:

  •
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

  •
  During the first quarter of 2013, we opened a loan production office located at 12501 Prosperity Drive, Suite 215, Silver Spring, in Montgomery County, Maryland. We have hired a Senior Vice

    President with over 30 years of banking experience to lead this office. This office will allow us to continue to expand our services to the Montgomery County market. We anticipate that the individuals in this office will generate sufficient interest and non-interest income during 2014 and beyond to more than offset the cost associated with this office.

Strategic Plan

        We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short term goals include collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past few years, we have expanded organically in Montgomery County, Prince George's County and Anne Arundel County, Maryland. The acquisition of WSB Holdings will continue to further enhance our presence in Charles, Prince George's and Anne Arundel Counties.

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

        Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington, D.C. market, resulting in increased penetration into the Charles, Prince George's and Anne Arundel County markets through the new branches we acquired in the WSB acquisition. While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that high unemployment and growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings. We believe that we are well positioned to capitalize on the opportunities that may become available in the current economy as well as a healthier economy.

        If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during 2014. We also believe that we will be able to maintain our current level of core net interest margins during 2014. As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will continue to increase during 2014, although there can be no guarantee that this will be the case.

        We also expect that salaries and benefits expenses and other operating expenses will continue to be higher in 2014 than they were in 2013 due to the acquisition of WSB Holdings. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value. Final core conversion with WSB was completed during the fourth quarter of 2013, which caused earnings to be lower than would otherwise be expected. However, the majority of merger-related costs in connection with the WSB merger have been expensed in 2013 and going forward these expenses should be substantially lower.

Mergers and Acquisitions.

        WSB Holdings, Inc.    On May 10, 2013, Old Line Bancshares acquired WSB Holdings, the parent company of The Washington Savings Bank, F.S.B. We converted each share of common stock of WSB Holdings into the right to receive, at the holder's election, $6.0743 in cash or 0.557 shares of Old Line Bancshares' common stock. We paid cash for any fractional shares of Old Line Bancshares' common stock and aggregate cash consideration of $17.0 million. The total merger consideration was $54.7 million based on recent trading prices of Old Line Bancshares' common stock at the time of the merger.

        In accordance with accounting for business combinations, during the second quarter of 2013, we recorded the acquired assets and liabilities of WSB at their estimated fair value on May 10, 2013, the acquisition date. The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable discount. We recognize the accretable discount as interest income over the remaining term of the loan. The non-accretable discount will be adjusted based on subsequent increases or decreases to the expected cash flows and will result in either an increase to accretion income or provisions for loan losses, respectively. The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by $682 thousand for the twelve months ended December 31, 2013.

        In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $2.4 million. The amortization of this intangible asset decreased net income by $179,642 for the year ended December 31, 2013.

        The former WSB franchise is currently operating under the Old Line Bank name.

        Maryland Bankcorp, Inc.    On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, the parent company of Maryland Bank & Trust Company, N.A. We converted each share of common stock of Maryland Bankcorp into the right to receive, at the holder's election, $29.11 in cash or 3.4826 shares of Old Line Bancshares' common stock. We paid cash for any fractional shares of Old Line Bancshares' common stock and aggregate cash consideration of $1.0 million. The total merger consideration was $18.8 million.

        In accordance with accounting for business combinations, we recorded the acquired assets and liabilities of Maryland Bankcorp at their estimated fair value on April 1, 2011, the acquisition date. The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non-accretable discount. We will recognize the accretable discount as interest income over the remaining term of the loan. The non-accretable discount will be adjusted based on subsequent increases or decreases to the expected cash flows and will result in either an increase to accretion income or provisions for loan losses, respectively. The accretion of the loan marks, along with other fair value adjustments, related to MB&T favorably impacted our net interest income by $2.8 million, $3.4 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million. The amortization of this intangible asset decreased net income by $659,052, $727 thousand and $584 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

        The former MB&T franchise is currently operating under the Old Line Bank name.

Critical Accounting Policies and Estimates

        Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. They require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The following are the accounting policies that we believe are critical. For a discussion of recent accounting pronouncements, see Note 1—Summary of Significant Accounting Policies in the Notes to our Consolidated Financial Statements.

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

        Allowance for Loan Losses—We evaluate the adequacy of the allowance for loan losses based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which management evaluates separately and assigns loss amounts based upon the evaluation. We apply loss ratios to each category of loans, where we further divide the loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts. Categories of loans are consumer loans, residential real estate, commercial real estate and commercial loans.

        The allowance for loan losses represents management's best estimate of the losses known and inherent in the loan portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant estimates, assumptions, and judgments. The loan portfolio also represents the largest asset type on the consolidated balance sheets.

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

        Changes in allowance factors or in management's interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management's perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see the "Asset Quality" section of this annual report.

        Other-Than-Temporary Impairment—Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security. A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishment of a new cost basis for that security.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp and WSB Holdings. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp and ten years for WSB Holdings and the estimated useful lives are periodically reviewed for reasonableness.

        Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, involves comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

        If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. We have determined that Old Line Bancshares has one reporting unit.

        We engaged an external valuation specialist to assist us in the goodwill assessment performed at September 30, 2013, our annual test date, and determined that no impairment charge was necessary. Fair value of the reporting unit in 2013 was determined using three methods, one based on the prices paid for common shares of reasonably similar publically traded companies, another based on the prices paid for acquisition of control of reasonably similar companies, and lastly, a third method based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These three methods provided a range of valuations that we used in evaluating goodwill for possible impairment. Additionally, should Old Line Bancshares' future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2013 evaluation that caused us to perform an interim review of the carrying value of goodwill.

        Business Combinations—Accounting principles generally accepted in the United States (US GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.

        Acquired loans—These loans are recorded at fair value at the date of acquisition, and accordingly no allowance for loan losses is transferred to the acquiring entity in connection with purchase accounting. The fair values of loans with evidence of credit deterioration (purchased, credit-impaired loans) are initially recorded at fair value, but thereafter accounted for differently than purchased, non-credit-impaired loans. For purchased, credit-impaired loans, the excess of all cash flows estimated to be collectable at the date of acquisition over the purchase price of the purchase credit-impaired loan is recognized as interest income, using a level-yield basis over the life of the loan. This amount is referred to as the accretable yield. The purchased credit-impaired loan's contractually-required payments receivable estimated to be in excess of the amount of its future cash flows expected at the date of acquisition is referred to as the non-accretable difference, and is not reflected as an adjustment to the yield, in the form of a loss accrual or a valuation allowance.

        Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each purchased, credit-impaired loan in comparison to management's initial performance expectations. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions, or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

        Acquired performing loans are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans' contractual cash flows. Acquired performing loans are recorded as of the purchase date at fair value. Credit losses on the acquired performing loans are estimated based on analysis of the performing portfolio. A provision for loan losses is recognized for any further credit deterioration that occurs in these loans subsequent to the acquisition date.

        Income taxes—The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. If needed, we use a valuation allowance to reduce the deferred tax assets to the amount we expect to realize. We allocate tax expense and tax benefits to Old Line Bancshares and its subsidiaries based on their proportional share of taxable income.

Average Balances, Yields and Accretion of Fair Value Adjustments Impact

        The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders' equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

 Average Balances, Interest and Yields

	2013			2012			2011
Twelve Months Ended December 31,	Average balance	Interest	Yield	Average balance	Interest	Yield	Average balance	Interest	Yield
Assets:
Federal funds sold(1)	$3,582,839	$3,851	0.11%	$4,160,808	$6,028	0.14%	$4,511,838	$6,088	0.13%
Interest bearing deposits	105,513	184	0.17	4,366,490	10,957	0.25	11,617,100	35,954	0.31
Investment securities(1)(2)
U.S. Treasury	1,279,948	3,218	0.25	1,248,731	10,202	0.82	951,656	7,665	0.81
U.S. government agency	39,298,327	569,019	1.45	27,322,439	383,208	1.40	17,015,717	351,399	2.07
Mortgage backed securities	72,334,100	1,464,994	2.03	88,403,848	2,243,209	2.54	85,595,192	2,635,172	3.08
Municipal securities	62,484,076	2,896,472	4.64	48,479,618	2,465,949	5.09	19,232,924	1,100,704	5.72
Other equity securities	4,297,264	259,738	6.04	3,879,785	193,516	4.99	3,443,591	128,679	3.74

Total investment securities	179,693,715	5,193,441	2.89	169,334,421	5,296,084	3.13	126,239,080	4,223,619	3.35

Loans:(1)
Commercial	110,993,664	5,222,223	4.70	99,059,441	4,861,281	4.91	96,395,235	5,208,608	5.40
Mortgage real estate	626,060,637	34,980,352	5.59	456,291,701	28,637,163	6.28	348,392,803	21,994,769	6.31
Consumer	9,982,711	678,167	6.79	12,800,542	775,485	6.06	14,741,474	1,400,154	9.50

Total loans	747,037,012	40,880,742	5.47	568,151,684	34,273,929	6.03	459,529,512	28,603,531	6.22
Allowance for loan losses	5,021,045	—		4,061,789	—		2,500,720	—

Total loans, net of allowance	742,015,967	40,880,742	5.51	564,089,895	34,273,929	6.08	457,028,792	28,603,531	6.26

Total interest earning assets(1)	925,398,034	46,078,218	4.98	741,951,614	39,586,998	5.34	599,396,810	32,869,192	5.48

Non-interest bearing cash	38,323,683			35,687,747			24,604,437
Premises and equipment	31,797,485			23,829,393			20,989,733
Other assets	62,398,528			38,164,921			32,537,952

Total assets(1)	1,057,917,730			839,633,675			677,528,932

Liabilities and Stockholders' Equity:
Interest bearing deposits
Savings	113,376,972	137,293	0.12	62,581,038	193,036	0.31	48,051,608	154,573	0.32
Money market and NOW	221,007,993	614,402	0.28	154,154,792	549,235	0.36	106,201,797	615,337	0.58
Other time deposits	357,443,212	2,964,348	0.83	321,166,233	3,492,836	1.09	281,542,957	3,619,784	1.29

Total interest bearing deposits	691,828,177	3,716,043	0.54	537,902,063	4,235,107	0.79	435,796,362	4,389,694	1.01
Borrowed funds	44,045,931	486,209	1.10	27,495,941	822,518	2.99	46,130,710	829,477	1.80

Total interest bearing liabilities	735,874,108	4,202,252	0.57	565,398,004	5,057,625	0.89	481,927,072	5,219,171	1.08
Non-interest bearing deposits	212,947,837			199,597,077			132,326,211

	948,821,945			764,995,081			614,253,283
Other liabilities	8,275,798			6,827,885			5,315,810
Non-controlling interest	355,322			416,622			517,639
Stockholders' equity	100,464,665			67,394,087			57,442,200

Total liabilities and stockholders' equity	$1,057,917,730			$839,633,675			$677,528,932

Net interest spread(1)			4.41			4.45			4.40
Net interest margin(1)		$41,875,966	4.53%		$34,529,373	4.65%		$27,650,021	4.61%

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

Rate/Volume Analysis

        The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2013 compared to 2012			2012 compared to 2011
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$(2,177)	$(1,411)	$(766)	$(60)	$423	$(483)
Interest bearing deposits	(10,773)	(2,553)	(8,220)	(24,997)	(5,855)	(19,142)
Investment Securities(1)
U.S. Treasury	(6,984)	(7,231)	247	2,537	90	2,447
U.S. government agency	185,811	13,814	171,997	31,809	(137,070)	168,879
Mortgage backed securities	(778,215)	(407,336)	(370,879)	(391,963)	(477,186)	85,223
Municipal securities	430,523	(227,535)	658,058	1,365,245	(138,124)	1,503,369
Other	66,222	44,143	22,079	64,837	46,862	17,975
Loans:
Commercial	360,942	(195,981)	556,923	(347,327)	(491,524)	144,197
Mortgage real estate	6,343,189	(3,336,888)	9,680,077	6,642,394	(189,125)	6,831,519
Consumer	(97,318)	87,813	(185,131)	(624,669)	(458,371)	(166,298)

Total interest income(1)	6,491,220	(4,033,165)	10,524,385	6,717,806	(1,849,880)	8,567,686

Interest bearing liabilities:
Savings	(55,743)	(157,465)	101,722	38,463	(6,966)	45,429
Money market and NOW	65,167	(136,955)	202,122	(66,102)	(287,150)	221,048
Other time deposits	(528,488)	(888,815)	360,327	(126,948)	(603,847)	476,899
Borrowed funds	(336,309)	(676,963)	340,654	(6,959)	411,889	(418,848)

Total interest expense	(855,373)	(1,860,198)	1,004,825	(161,546)	(486,074)	324,528

Net interest income(1)	$7,346,593	$(2,172,967)	$9,519,560	$6,879,352	$(1,363,806)	$8,243,158

(1)
Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See "Reconciliation of Non-GAAP Measures."

        The fair value yield on loan accretion slightly decreased due an increase in average interest earning assets. The fair value accretion positively increased the net interest margin as follows:

	Twelve Months Ended December 31,
	2013		2012		2011
	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin	Fair Value Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$262,942	0.03%	$187,395	0.03%	$150,497	0.03%
Mortgage loans	2,712,895	0.29	3,026,204	0.41	1,725,898	0.29
Consumer loans	19,103	0.00	7,749	0.00	3,624	—
Interest bearing deposits	461,590	0.05	189,120	0.03	324,991	0.05

Total Fair Value Accretion	$3,456,530	0.37%	$3,410,468	0.46%	$2,205,010	0.37%

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

        Net Interest Income.    Net interest income before provision for loan losses for the year ended December 31, 2013 increased $6.9 million or 20.79% to $40.1 million from $33.2 million for the year ended December 31, 2012. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of a decline in interest paid on interest bearing liabilities and growth in average interest earning assets. The increase in the accretion of the fair value adjustments on loans and time deposits had a favorable impact on net interest income as compared to 2012 and was a result of the WSB acquisition.

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

        We offset the effect on net interest income caused by the low rate environment primarily by growing total average interest earning assets $183.4 million or 24.72% to $925.4 million for the year ended December 31, 2013 from $742.0 million for the year ended December 31, 2012. The growth in average interest earning assets derived from a $178.9 million increase in average total loans and a $10.4 million increase in average investment securities. The growth in net interest income that derived from the increase in total average interest earning assets was partially offset by growth in average interest bearing liabilities. The growth in average interest bearing liabilities resulted primarily from the $153.9 million increase in average interest bearing deposits which increased to $691.8 million for the year ended December 31, 2013 from $537.9 million for the year ended December 31, 2012.

        The growth in both average interest earning assets and interest bearing deposits was primarily a result of the acquisition of WSB in May 2013, but as with the year ending December 31, 2012, we also saw strong organic growth in both interest earning assets and interest bearing deposits.

        Our net interest margin was 4.53% for the year ended December 31, 2013 compared to 4.65% for the year ended December 31, 2012. The yield on average interest earning assets decreased 36 basis points during the 12-month period from 5.34% for the year ended December 31, 2012 to 4.98% for the year ended December 31, 2013. This decrease was primarily because the lower prime rate and competitive rate environment caused a lower average rate on loans and securities. This decrease was partially offset by a 32 basis point decline in the rate paid on interest bearing liabilities, however, fair value accretion actually decreased to 37 basis points from 46 basis points in the prior year.

        Re-pricing in the loan portfolio and slightly lower yields on our new loans also caused the average loan yield to decline. The decline in the yield on interest bearing liabilities was the result of a decline in rates paid on savings and other time deposits as well as an improvement in the mix of interest bearing liabilities. The accretion of fair value adjustments on certificates of deposits acquired from MB&T and WSB also slightly reduced the yield paid on other time deposits.

        During 2013, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, albeit at a lower dollar value during the 2013 period than we accomplished during the same period of 2012. These payments were a direct result of our efforts to negotiate payments, sell notes or foreclose on and seek collateral after the acquisition date. This decrease is primarily due to a lower dollar value of impaired loans that we acquired from MB&T that was repaid during the year ending December 31, 2013 relative to the same period of 2012, which caused a slightly lower accretion of the fair value adjustment on purchased credit impaired loans.

        Non-interest bearing deposits are a primary source of funding for our investment and loan portfolios. These deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the WSB acquisition and growth generated from our legacy branch network, our average non-interest bearing deposits increased $13.4 million to $212.9 million during the twelve months ended December 31, 2013 compared to $565.4 million during the 12 months ended December 31, 2012. This was also a significant contributor to the improvement in the net interest margin as it allowed us to increase our level of interest earning assets, which allowed us to increase interest income without a corresponding increase in interest bearing liabilities and interest expense.

        With the branches acquired in the WSB Holdings acquisition and our increased presence in Anne Arundel, Charles, and Prince George's Counties, we anticipate that we will be able to continue to grow earning assets and deposits during 2014. We also believe that we will maintain our current level of net interest margin during 2014, although we will not be able to maintain this net interest margin if we fail to collect on a significant portion of the remaining impaired acquired loans totaling $8.7 million at December 31, 2013. As a result of expected growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during 2014, although there can be no guarantee that this will be the case.

        Provision for loan losses.    Provision for loan losses for the year ended December 31, 2013 decreased $21 thousand, remaining at $1.5 million in both the years ended December 31, 2013 and 2012. Management identified probable losses in the loan portfolio and recorded charge-offs of $820 thousand for the year ended December 31, 2013, compared to $1.5 million for the year ended December 31, 2012. Recoveries of $280 thousand were recognized in 2013 compared to $222 thousand in 2012. The allowance for loan losses to gross loans held-for-investment was 0.58%, and the allowance for loan losses to non-accrual loans was 60.71%, at December 31, 2013. Additionally, we revised our allowance for loan losses methodology during the fourth quarter of 2013, which resulted in a lower indicated general reserve. See additional discussion under "Asset Quality".

        Non-Interest Income.    Non-interest income totaled $8.9 million for the year ended December 31, 2013, an increase of $5.2 million or 139.21% from the 2012 amount of $3.7 million. Non-interest income for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012	$ Change	% Change
Service charges on deposit accounts	$1,607,931	$1,281,187	$326,744	25.50%
Gain on sales or calls of investment securities	641,088	1,156,781	(515,693)	(44.58)
Earnings on bank owned life insurance	840,028	548,454	291,574	53.16
Pointer Ridge rent and other revenue	332,951	298,508	34,443	11.54
Gain (loss) on disposal of assets	(104,639)	7,340	(111,979)	(1,525.60)
Rental Income	753,643	—	753,643	100.00
Gain on the sale of loans	3,890,029	—	3,890,029	100.00
Other fees and commissions	909,151	415,840	493,311	118.63

Total non-interest income	$8,870,182	$3,708,110	$5,162,072	139.21%

        Non-interest income for the year ended December 31, 2013 and 2012 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, rental income and other fees and commissions including revenues with respect to Pointer Ridge. The year ended December 31, 2013 also included a loss on the disposal of assets and a gain on the sale of loans. The primary reason for the increase in non-interest income was increases in gain on the sale of loans, rental income, earnings on bank owned life insurance, service charges on deposit accounts and other fees and commissions, offsetting the decrease in gains on sale of investment securities and loss on disposal of assets.

        Net gain of $3.9 million on the sale of loans is primarily attributable to the net gain of $3.4 million earned on the sale of $22.6 million of loans in the fourth quarter of 2013 consisting of impaired loans acquired from previous mergers with MB&T and WSB. This disposal was conducted through brokered sale transactions and included approximately $12.0 million of loans that were over 90 days past due. The remaining $481 thousand of the gain on sale of loans is a result of gains recorded on loans originated in our mortgage origination department and sold in the secondary market.

        The $292 thousand increase in earnings on bank owned life insurance is the result of the acquisition of approximately $13.0 million of bank owned life insurance in the recent WSB merger. The $327 thousand increase in service charges on deposit accounts is due to the increase in our deposits primarily as a result of the WSB acquisition. Other fees and commissions increased $1.3 million in 2013 compared to 2012 primarily due to fees collected on our marketable loans and fees collected from Old Line Financial Services. Rental income increased as a result of rent received on space occupied by tenants at the office space located at 4201 Mitchellville Road, Bowie, Maryland that was acquired in the WSB merger. Gain on sales or calls of investment securities decreased during the period because we sold a lower dollar amount of securities during the year ending December 31, 2013 as compared to the same twelve months of 2012. We elected to sell the securities in 2012 in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk. Loss on the disposal of assets of $104,639 during 2013 is the result of our closing the Old Line Centre branch in March 2013 and the disposal of certain assets in connection with the WSB Holdings merger.

        Non-Interest Expenses.    Non-interest expense increased $10.9 million or 43.38% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The following chart outlines the changes in non-interest expenses for the period.

	Years ended December 31,
	2013	2012	$ Change	% Change
Salaries and benefits	$16,617,920	$12,038,509	$4,579,411	38.04%
Occupancy and equipment	5,353,300	3,687,419	1,665,881	45.18
Data processing	1,422,771	869,984	552,787	63.54
Pension plan termination	—	700,884	(700,884)	(100.00)
FDIC insurance and State of Maryland assessments	777,474	600,875	176,599	29.39
Merger and integration	3,518,945	470,999	3,047,946	647.12
Core deposit premium	838,694	727,421	111,273	15.30
Pointer Ridge other operating	409,071	422,147	(13,076)	(3.10)
Gain on sale of other real estate owned	(144,934)	(110,704)	(34,230)	30.92
OREO expense	838,429	591,348	247,081	41.78
Other operating	6,445,619	5,162,941	1,282,678	24.84

Total non-interest expenses	$36,077,289	$25,161,823	$10,915,466	43.38%

        The growth in non-interest expenses in 2013 as compared to 2012, was mainly attributable to increases in merger and integration expenses, data processing expenses, salaries and benefits, occupancy and equipment expenses and other operating expenses as well as an increase in other real estate owned ("OREO") expenses. Merger and integration expenses increased $3.0 million, or 647.12%, during the year ended December 31, 2013 compared to the same period in 2012 as a result of the acquisition of WSB Holdings. These expenses were primarily related to expenses associated with the termination of WSB's core data processing contract and legal fees, investment banking fees and severance payments in connection with the merger. Data processing increased $553 thousand, or 63.54%, as a result of additional monthly expenses for WSB's core banking processor.

        Salaries and benefits increased by $4.6 million, or 38.04%, during the year ended December 31, 2013 when compared to the year ended December 31, 2012 primarily as a result of the additional staff acquired as a result of the WSB merger, and to a lesser extent, the additional staff for the Montgomery County lending team hired during the first quarter of 2013 and the Old Line Financial Services group that was hired during 2012. Also, during the first quarter of 2013, we added an Executive Vice President who, as expected, has enhanced our core operational capabilities. The cost of health insurance benefits also increased in 2013 compared to 2012 as a result of an increase in insurance rates and the increased staff.

        Occupancy and equipment expenses increased $1.7 million or 45.18% during the year ended December 31, 2013 compared to the same period in 2012 primarily due to the additional lease and depreciation expense for the acquired WSB branches and the acceleration of the remaining lease expense for the Old Line Centre branch that we closed on March 29, 2013.

        Other operating expenses increased $1.3 million during the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily as a result of an approximately $316 thousand increase in network services associated with the expansion of our network as a result of the WSB Holdings merger and a $160 thousand increase in internal audit expense as a result of the agreement we signed with a third party to enhance our internal audit function. In addition, FDIC insurance and State of Maryland assessments increased as a result of the increase in deposits due to the WSB merger.

        Gain on the sale of other real estate owned was $145 thousand during the year ended December 31, 2013 compared to a gain of $111 thousand during 2012. The gain recognized during 2013 is primarily due to a gain of $384 thousand on five properties offsetting a $239 thousand loss on four properties. The gain recognized in 2012 was due to one property for which we recorded a $183 thousand gain offset by losses on three other properties. We expect that the sale of these properties will reduce future legal and maintenance costs. Other real estate owned expenses increased in 2013 compared to 2012 as a result of additional expenses related to other real estate owned that acquired in the WSB acquisition and therefore did not own in 2012.

        Income Taxes.    Income tax expense was $3.6 million (31.74% of pre-tax income) for the year ended December 31, 2013 compared to $2.7 million (26.71% of pre-tax income) for the same period in 2012. The increase in the effective tax rate was related to approximately $750 thousand of non-deductible items due to the WSB acquisition and because income before taxes increased compared to the twelve months ended December 31, 2012.

        Net Income Available to Common Stockholders.    Net income available to common stockholders was $7.8 million or $0.87 per basic and $0.86 per diluted common share for the year ending December 31, 2013 compared to net income available to common stockholders of $7.5 million or $1.10 per basic and $1.09 per diluted common share for the same period in 2012. The increase in net income available to common stockholders for 2013 was primarily the result of increases of $6.9 million in net interest income and $5.2 million in non-interest income. These increases were partially offset by a $10.9 million increase in non-interest expenses. Basic and diluted earnings per common share decreased for the year ended December 31, 2013 compared to the prior year as a result of the increases of 2.9 million shares of common stock issued to former WSB stockholders in the WSB acquisition and 936,695 shares issued in the private placement resulting in additional paid in capital of $49.8 million.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

        Net Interest Income.    Net interest income before provision for loan losses for the twelve months ended December 31, 2012 increased $6.1 million or 22.38% to $33.2 million from $27.1 million for the same period in 2011. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of average interest earning assets growing at a faster rate than average interest bearing liabilities, an improvement in interest rates earned on interest earning assets, and a decline in interest paid on interest bearing liabilities. The accretion of the fair value adjustments positively impacted net interest income after provision for loan losses as well as the $275,000 decrease in the provision for loan losses.

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

        Our net interest margin was 4.65% for the twelve months ended December 31, 2012 as compared to 4.61% for the twelve months ended December 31, 2011. The yield on average interest earning assets decreased 14 basis points during the period from 5.48% for the year ended December 31, 2011 to 5.34% for the year ended December 31, 2012. This decrease was primarily because the lower prime rate and competitive rate environment caused a lower average rate on loans and securities. This decrease was partially offset by an 18 basis point decline in the rate paid on interest bearing liabilities and an improvement in the fair value accretion.

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

        With the branches acquired in the MB&T acquisition, the loans and branches that we anticipate we will obtain with the WSB Holdings acquisition and increased recognition in St. Mary's, Calvert, Charles, Prince George's and Anne Arundel counties, the high level of non-interest bearing deposits and continued growth in these and interest bearing deposits, we anticipate that we will continue to grow earning assets during 2013. If the Federal Reserve Board maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during 2013 and beyond. We also believe that we will continue to maintain the net interest margin in the range of 4.50% during 2013, although we will not be able to so maintain the net interest margin if we fail to collect on a significant portion of impaired acquired loans. As a result of this growth and maintenance of the net interest margin, we expect that net interest income will continue to increase during 2013, although there can be no guarantee that this will be the case.

        Provision for loan losses.    Provision for loan losses for the year ended December 31, 2012 decreased $275,000 to $1.5 million from $1.8 million for the year ended December 31, 2011. During 2012, we identified probable losses and recorded charge-offs of $1.5 million compared to $762 thousand for 2011. We recognized recoveries of $222 thousand in 2012 compared to $235 thousand for 2011. At December 31, 2012, allowance for loan losses to gross loans was 0.66% and allowance for loan losses to non-accrual loans was 67.10%.

        Non-Interest Income.    Non-interest income totaled $3.8 million for the year ended December 31, 2012, an increase of $1.1 million or 39.31% from the 2011 amount of $2.7 million. Non-interest income for the years ended December 31, 2012 and December 31, 2011 included fee income from service charges on deposit accounts, gains on sales or calls of investment securities, earnings on bank owned life insurance, gains or losses on sales of other real estate owned and other fees and commissions including revenues with respect to Pointer Ridge. The primary causes of the increase in non-interest income were an increase in the gain on sales or calls of investments and the acquisition of MB&T, which was supplemented by growth in legacy bank customers and services provided to both new and existing customers. The acquisition was the major contributor to the increases in service charges and other fees and commissions during the year ended December 31, 2012 compared to the year ended December 31, 2011. Gain on sales or calls of investment securities increased during the period because, in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk, we elected to sell a higher dollar amount of securities and as a result recognized a higher net gain. Also contributing to the increase in non-interest revenues was a decrease in the other than temporary impairment on equity securities charge, which decreased because in 2011 we recognized a permanent impairment of equity securities and we experienced no such impairment in 2012. Pointer Ridge rent and other income increased as a result of a decline in the vacancy in the building owned by Pointer Ridge. These increases were partially offset by a decrease in earnings on bank owned life insurance and a decline in gain on sales of other real estate owned, which decreased because we sold acquired properties at a higher net gain in 2011 than we did in 2012.

        The following table outlines the changes in non-interest income for the 12-month period.

	Years Ended December 31,
	2012	2011	$ Change	% Change
Service charges on deposit accounts	$1,281,187	$1,208,466	$72,721	6.02%
Gains on sales or calls of investment securities	1,156,781	140,149	1,016,632	725.39
Other than temporary impairment on investment securities	—	(123,039)	123,039	(100.00)
Earnings on bank owned life insurance	548,454	701,509	(153,055)	(21.82)
Pointer Ridge rent and other revenue	298,508	206,486	92,022	44.57
Other fees and commissions	423,180	359,701	63,479	17.65

Total non-interest income	$3,708,110	$2,493,272	$1,214,838	48.72%

        Non-Interest Expense.    Non-interest expense increased $4.5 million for the year ended December 31, 2012 compared to the prior year. The following chart outlines the changes in non-interest expenses for the period.

	Years ended December 31,
	2012	2011	$ Change	% Change
Salaries and benefits	$12,038,509	$10,024,591	$2,013,918	20.09%
Occupancy and equipment	3,687,419	3,131,557	555,862	17.75
Data processing	869,984	816,815	53,169	6.51
Pension plan termination	700,884	—	700,884	100.00
FDIC insurance and State of Maryland assessments	600,875	613,881	(13,006)	(2.12)
Merger and integration	470,999	574,321	(103,322)	(17.99)
Core deposit premium	727,421	584,024	143,397	24.55
Pointer Ridge other operating	422,147	562,223	(140,076)	(24.91)
Gain on sale of other real estate owned	(110,704)	(248,005)	137,301	(55.36)
Other operating	5,754,289	4,576,931	1,177,358	25.72

Total non-interest expenses	$25,161,823	$20,636,338	$4,525,485	21.93%

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

        Income Taxes.    Income tax expense was $2.7 million (26.71% of pre-tax income) for the twelve months ended December 31, 2012 as compared to $1.9 million (26.91% of pre-tax income) for the same period in 2011. The dollar amount of the taxes was higher for the year ended December 31, 2012 because net income was significantly higher than in the twelve months ended December 31, 2011. The tax rate was lower for the year ended December 31, 2012 primarily because during the twelve months ended December 31, 2012 tax exempt income was higher than during the same period of 2011.

        Net Income Available to Common Stockholders.    Net income available to common stockholders was $7.5 million or $1.10 per basic common share and $1.09 per diluted common share for the year ending December 31, 2012 compared to net income available to common stockholders of $5.4 million or $0.86 per basic and diluted common share for 2011. The increase in net income attributable to Old Line Bancshares for 2012 was primarily the result of a $6.1 million increase in net interest income and $1.1 million increase in non-interest revenue. These increases were partially offset by a $4.4 million increase in non-interest expense and a $793,822 increase in taxes.

Comparison of Financial Condition at December 31, 2013 and 2012

        Investment Securities.    Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock, Atlantic Central Bankers Bank stock, and Student Loan Marketing Association (SLMA) stock. We have prudently managed our investment portfolio to maintain liquidity and safety. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders' equity, net of income tax effects. We account for investment securities when classified in the held to maturity category at amortized cost. Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities. We continually evaluate our investment portfolio to ensure it is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in our portfolio.

        The investment securities at December 31, 2013 amounted to $172.2 million, an increase of $629 thousand, or 0.37%, from the December 31, 2012 amount of $171.5 million. As outlined above, at December 31, 2013, all securities were classified as available for sale.

        The fair value of available for sale securities included net unrealized losses of $5.7 million at December 31, 2013 (reflected as unrealized losses of $3.4 million in stockholders' equity after deferred taxes) as compared to net unrealized gains of $4.1 million ($2.5 million net of taxes) at December 31, 2012. In general, the decrease in fair value was a result of changes in the duration or maturity of the portfolio and increasing market interest rates. We have evaluated securities with larger unrealized losses not backed by the U.S. Government and unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

        The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value.

December 31,	2013	2012	2011
Available For Sale Securities
U.S. Treasury	$1,249,987	$1,251,250	$1,256,250
U.S. government agency	40,735,132	28,570,971	24,695,921
Municipal securities	59,266,635	63,853,649	35,141,993
Mortgage backed	63,830,194	76,761,020	99,295,521
SBA loan pools	7,087,828	1,104,332	1,395,150

Total Available for Sale Securities	$172,169,776	$171,541,222	$161,784,835

Equity securities	$5,669,807	$3,615,444	$3,846,042

        The following table shows the maturities for the securities portfolio at December 31, 2013:

	Less than 1 year		Over one year to five years		Over five years to ten years		Over ten years		Total Securities
	Amortzied Cost	Weighted Avg. Yield	Amortzied Cost	Weighted Avg. Yield	Amortzied Cost	Weighted Avg. Yield	Amortzied Cost	Weighted Avg. Yield	Amortzied Cost	Fair Value	Weighted Avg. Yield
U.S. Treasury	$1,249,831	0.14%	$—	—%	$—	—%	$—	—%	$1,249,831	$1,249,987	0.14%
U.S. government agency	—	—	7,993,558	1.20	34,948,550	1.39	—	—	42,942,108	40,735,132	1.35
Municipal securities	—	—	1,277,983	3.17	10,523,184	2.96	49,389,340	2.81	61,190,507	59,266,635	2.84
Mortgage-backed securities	—	—	481,314	4.84	984,265	3.76	63,683,147	2.00	65,148,726	63,830,194	2.05
SBA loan pools	—	—	794,579	1.55	—	—	6,544,473	3.44	7,339,052	7,087,828	3.24

Total	$1,249,831	0.14%	$10,547,434	1.63%	$46,455,999	1.80%	$119,616,960	2.41%	$177,870,224	$172,169,776	2.19%

        We have pledged U.S. government and municipal securities to customers who require collateral for overnight repurchase agreements and deposits. While we classify mortgage backed securities based on the maturity date, the contractual maturities of these securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.

        Loans.    Net of allowance, unearned fees and origination costs, loans held for investment increased $252.1 million or 42.36% to 847.2 million at December 31, 2013 from $595.1 million at December 31, 2012. Commercial real estate increased by $154.2 million, residential real estate by $74.8 million, commercial and industrial by $22.8 million and consumer loans $353 thousand from their respective balances at December 31, 2012. The loan growth during the year was primarily due to the WSB acquisition and to a lesser extent, new originations and enhanced presence in our market area.

        Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George's and St. Mary's Counties. The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.

        We have made certain reclassifications to the 2012 financial presentation to conform to the 2013 presentation. Years ending December 31, 2011, 2010 and 2009 are presented to conform to the loan classifications at that time.

        Major classifications of loans held for investment are as follows:

	December 31, 2013			December 31, 2012
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$163,105,356	$30,102,731	$193,208,087	$143,659,006	$35,918,995	$179,578,001
Investment	162,188,671	54,091,676	216,280,347	86,718,482	25,856,159	112,574,641
Hospitality	67,291,387	8,546,239	75,837,626	61,278,653	—	61,278,653
Land and A&D	40,595,806	8,399,178	48,994,984	22,633,751	3,328,394	25,962,145
Residential Real Estate						—
First Lien-Investment	45,294,434	28,364,096	73,658,530	27,872,303	17,752,952	45,625,255
First Lien-Owner Occupied	13,909,939	62,247,502	76,157,441	6,794,384	29,298,823	36,093,207
Residential Land and A&D	19,845,291	13,724,942	33,570,233	20,191,960	7,802,094	27,994,054
HELOC and Jr. Liens	18,302,560	3,359,063	21,661,623	16,405,433	3,263,189	19,668,622
Commercial and Industrial	89,629,043	11,161,347	100,790,390	69,746,472	8,490,785	78,237,257
Consumer	10,127,525	870,843	10,998,368	9,944,466	1,059,991	11,004,457

	630,290,012	220,867,617	851,157,629	465,244,910	132,771,382	598,016,292
Allowance for loan losses	(4,397,552)	(531,661)	(4,929,213)	(3,648,723)	(316,624)	(3,965,347)
Deferred loan costs, net	1,021,167	(993)	1,020,174	1,093,983	—	1,093,983

	$626,913,627	$220,334,963	$847,248,590	$462,690,170	$132,454,758	$595,144,928

	December 31, 2011			December 31, 2010		December 31, 2009
	Legacy(1)	Acquired	Total	Legacy	Total	Legacy	Total
Real estate
Commercial	$200,955,448	$72,145,634	$273,101,082	$153,526,907	$153,526,907	$124,002,072	$124,002,072
Construction	42,665,407	8,997,131	51,662,538	24,377,690	24,377,690	30,872,499	30,872,499
Residential	31,083,835	65,639,873	96,723,708	27,081,399	27,081,399	23,350,018	23,350,018
Commercial	90,795,904	16,329,991	107,125,895	83,523,056	83,523,056	74,174,400	74,174,400
Consumer	11,652,628	2,021,397	13,674,025	13,079,878	13,079,878	14,622,153	14,622,153

	377,153,222	165,134,026	542,287,248	301,588,930	301,588,930	267,021,142	267,021,142
Allowance for loan losses	(3,693,636)	(47,635)	(3,741,271)	(2,468,476)	(2,468,476)	(2,481,716)	(2,481,716)
Deferred loan costs, net	751,689	—	751,689	485,976	485,976	469,243	469,243

	$374,211,275	$165,086,391	$539,297,666	$299,606,430	$299,606,430	$265,008,669	$265,008,669

(1)
As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011 and of WSB Holdings, the parent company of WSB, in May 2013, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T and WSB (acquired).

        The following table presents the maturities or re-pricing periods of loans outstanding at December 31, 2013:

	Loan Maturity Distribution at December 31, 2013
	1 year or less	1 - 5 years	After 5 years	Total
	(Dollars in thousands)
Commercial Real Estate:
Owner occupied	$44,620,483	$89,806,698	$58,780,906	$193,208,087
Investment	30,991,178	111,282,612	74,006,557	216,280,347
Hospitality	29,014,978	29,917,533	16,905,115	75,837,626
Land and A & D	18,619,422	25,764,326	4,611,236	48,994,984
Real Estate:
Residental First-Investment	21,392,783	26,687,455	25,578,292	73,658,530
Residental First-Owner Occupied	11,560,012	5,706,678	58,890,751	76,157,441
Residential—Land and A&D	19,816,862	12,993,945	759,426	33,570,233
HELOC and Jr. Liens	17,298,404	32,449	4,330,770	21,661,623
Commercial	55,827,629	38,061,986	6,900,775	100,790,390
Consumer	2,319,223	1,879,002	6,800,143	10,998,368

Total Loans	$251,460,974	$342,132,684	$257,563,971	$851,157,629

Fixed Rates	$55,321,413	$101,222,306	$118,479,427	$275,023,146
Variable Rates	196,139,561	240,910,378	139,084,544	576,134,483

Total Loans	$251,460,974	$342,132,684	$257,563,971	$851,157,629

        Bank owned life insurance.    We have invested $30.6 million in life insurance policies on our executive officers, other officers of the Bank, retired officers of MB&T and former officers of WSB at December 31, 2013. This is a $13.7 million increase from December 31, 2012. This increase is primarily due to $13.0 million of bank owned life insurance (BOLI) acquired in the WSB acquisition. We anticipate the earnings on these policies will contribute to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as that MB&T and WSB had entered into with their executive officers. During 2013, the cash surrender value of the bank owned life insurance policies increased by $840,028 as a result of earnings on these policies. There are no post-retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisitions of MB&T and WSB. We have accrued a $232,183 liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB.

        Terminated pension plan.    MB&T had an employee pension plan that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date. We notified all plan participants that we terminated this plan effective August 1, 2011. We liquidated the securities the plan held, deposited the proceeds into interest bearing certificates of deposit and a money market account. On October 1, 2012, we purchased an annuity contract to transfer the remaining $2.1 million pension liability, effective November 1, 2012. In the fourth quarter of 2012, we recorded a $701 thousand expense for the termination of this plan and reversed a deferred tax liability with a credit to income tax payable in the amount of $406 thousand. We transferred the remaining pension plan assets of $235 thousand to the employee 401(k) plan and recorded all remaining expenses associated with audits, actuarial and consulting fees to the plan. There were no charges related to the pension plan for the year ended December 31, 2013.

        Other real estate owned.    As a result of the acquisitions of MB&T and WSB, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old

Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired). We are currently aggressively either marketing these properties for sale or improving them in preparation for sale. During the year ended December 31, 2013, we sold nine properties and recorded net gains on these sales of $144,934.

        The following outlines the transactions in other real estate owned during the period.

December 31, 2013	Legacy	Acquired	Total
Beginning balance	$1,651,229	$2,068,220	$3,719,449
Acquired from WSB Holdings, Inc.	—	4,232,482	4,232,482
Transferred in	—	1,159,308	1,159,308
Write down in value	(250,000)	(66,600)	(316,600)
Sales/deposits on sales	(725,484)	(3,902,747)	(4,628,231)
Net realized (loss) gain	(200,454)	345,388	144,934

Total end of period	$475,291	$3,836,051	$4,311,342

        Goodwill and Core Deposit Intangible.    During the second quarter of 2013, we recorded goodwill of $6.2 million associated with the acquisition of WSB. During the third quarter of 2013, within the measurement period, goodwill was increased $946 thousand associated with the acquisition of WSB. As outlined in Note 2 to our Consolidated Financial Statements, this amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date. This increase in the third quarter represents a $102 thousand fair value adjustment on one of our lot loans, $3 thousand in our deferred tax assets, an $8 thousand credit on one commercial land loan and $849,117 on fair value of our investments classified as available for sale that we identified during the period.

        At December 31, 2013, goodwill was $7.8 million and consisted of $633,790 related to the MB&T acquisition in April 2011 and $7.2 million related to the WSB acquisition in May 2013.

        As a result of the acquisitions of MB&T and WSB, we recorded core deposit intangibles of $7.4 million. This amount represented the premium that we paid to acquire MB&T and WSB's core deposits over the fair value of such deposits. We are amortizing MB&T's core deposit intangible on an accelerated basis over its estimated useful life of 18 years and WSB's over its estimated useful life of 10 years. At December 31, 2013, the core deposit intangible was $5.3 million as compared to $3.7 million at December 31, 2012. The increase is the result of the acquisition of WSB.

        Deposits.    At December 31, 2013, the deposit portfolio had increased to $974.4 million, a $238.9 million or 32.48% increase over the December 31, 2012 level of $735.5 million. Non-interest bearing deposits increased $39.8 million during the year to $228.7 million from $188.9 million at December 31, 2012 primarily because we established new relationships during the period, expanded upon existing ones and to a lesser extent, the WSB acquisition. Interest bearing deposits rose $199.1 million to $745.6 million at December 31, 2013 from $546.6 million at December 31, 2012, primarily as a result of the WSB acquisition. The following table outlines the growth in interest bearing deposits during 2013:

	December 31, 2013	December 31, 2012	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$366,433	$310,772	$55,661	17.91%
Interest bearing checking	294,050	171,478	122,572	71.48
Savings	85,143	64,313	20,830	32.39

Total	$745,626	$546,563	$199,063	36.42%

        We acquire brokered certificate of deposits through the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network's reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2013, we had $27.4 million in CDARS and $74.8 million in money market accounts through Promontory's reciprocal deposit program compared to $39.3 million and $63.9 million, respectively, at December 31, 2012. At December 31, 2012, we had received $17.7 million in deposits through the Promontory network that were not reciprocal deposits. These deposits matured during the third quarter of 2013.

        During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition. We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

        The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2013.

	Certificate of Deposit Maturity Distribution December 31, 2013
	Three Months or Less	Three Months to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Certificates of deposit
Less than $100,000	$23,434	$65,710	$87,464	$176,608
Greater than or equal to $100,000	43,294	83,212	63,319	189,825

Total	$66,728	$148,922	$150,783	$366,433

        Borrowings.    Our borrowings consist of unsecured short-term promissory notes, securities sold under agreements to repurchase, a long-term senior note and, from time to time, advances from the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2013, borrowings totaled $55.6 million, an increase of $11.5 million from December 31, 2012. The increase was due to FHLB advances and repurchase agreements. The borrowings were used to fund new loan originations.

        The following is a summary of our short-term and long-term borrowing at December 31, 2013, 2012 and 2011:

	December 31, 2013
	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Any Month End	Average Balance During Year	Average Interest Rate During Year
Short-term borrowings
Short-term promissory notes	$7,773,704	0.15%	$7,773,704	$6,435,181	0.15%
Repurchase agreements	29,756,421	0.10	31,784,710	25,940,598	0.10
FHLB overnight advance	12,000,000	0.35	21,750,000	4,144,032	0.37
FHLB advances	—	—	—	1,387,349	3.02

Total short-term borrowings	49,530,125		61,308,414	37,907,160

Long-term borrowings
Senior note, fixed at 6.28%	6,093,074	6.28	6,184,947	6,139,058	6.28

Total long-term borrowings	6,093,074		6,184,947	6,139,058

Total borrowings	$55,623,199		$67,493,361	$44,046,218

	December 31, 2012
	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Any Month End	Average Balance During Year	Average Interest Rate During Year
Short-term borrowings
Short-term promissory notes	$6,332,804	0.15%	$9,652,162	$78,776	0.15%
Repurchase agreements	24,572,663	0.10	28,167,472	237,044	0.44
FHLB overnight advance	7,000,000	0.35	7,000,000	191	0.39
FHLB advances	—	—	10,000,000	9,663,924	3.12

Total short-term borrowings	37,905,467		54,819,634	9,979,936

Long-term borrowings
Senior note, fixed at 6.28%	6,192,350	6.28	6,277,538	6,235,309	6.28

Total long-term borrowings	6,192,350		6,277,538	6,235,309

Total borrowings	$44,097,817		$61,097,172	$16,215,245

	December 31, 2011
	Balance at End of Year	Weighted Average Interest Rate	Maximum Amount Outstanding at Any Month End	Average Balance During Year	Average Interest Rate During Year
Short-term borrowings
Short-term promissory notes	$7,784,561	0.30%	$12,271,568	$8,917,822	0.13%
Repurchase agreements	20,888,096	0.50	22,979,870	20,888,096	0.50
FHLB overnight advance	—	—	—	—	—
FHLB advances	10,000,000	3.12	10,000,000	424,658	3.12

Total short-term borrowings	38,672,657		45,251,438	30,230,576

Long-term borrowings
Senior note, fixed at 6.28%	6,284,479	6.28	6,371,947	6,324,792	6.28

Total long-term borrowings	6,284,479		6,371,947	6,324,792

Total borrowings	$44,957,136		$51,623,385	$36,555,368

        The Bank sells short term promissory notes to its customers. These notes re-price daily and have maturities of 270 days or less. Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Short-term borrowings from the FHLB have a remaining maturity of less than one year.

        The senior note listed under long-term borrowings is an obligation of Pointer Ridge. It has a ten-year fixed interest rate of 6.28% and matures on September 5, 2016.

        Old Line Bancshares has available a $5.0 million unsecured line of credit. In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $24.5 million at December 31, 2013 and December 31, 2012. Old Line Bank has an additional secured line of credit from the FHLB of $339.9 million at December 31, 2013. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $310.7 million of borrowings. We may increase availability by providing additional collateral.

        Stockholders' equity.    Our stockholders' equity amounted to $126.5 million at December 31, 2013 and $75.3 million at December 31, 2012. We are considered "well capitalized" under the risk-based capital guidelines adopted by the Federal Reserve Board. Stockholders' equity increased during 2013 primarily because of the addition of 2.9 million shares of common stock issued in the WSB acquisition and the 936,695 additional shares issued in the private placement, the net income available to common stockholders of $7.8 million, the $230,743 adjustment for stock based compensation awards, and $814,101 in proceeds from stock options exercised. These items were partially offset by the $5.8 million after tax unrealized losses on available for sale securities and $1.5 million common stock cash dividend. Basic and diluted earnings per common share decreased in 2013 compared to 2012 as a result of the increase in the number of outstanding shares.

Asset Quality

        Overview.    Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management reports to the Loan Committee for their approval and recommendation to the Board of Directors on a monthly basis. The reports presented include information on delinquent loans and foreclosed real estate. We have formal action plans on criticized assets and provide status reports on OREO on a quarterly basis. These action plans include our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties. The Loan Committee consists of three inside and four outside directors.

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

        Substandard loans generally represent assets inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness, or weaknesses, that jeopardize liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if deficiencies are not corrected. Special mentioned loans generally represent currently protected, but potentially weak assets that deserve management's close attention. If left uncorrected, the potential weaknesses may, at some future date, result in deterioration of the repayment prospects for the loan. Special mention loans constitute an unwarranted credit risk, but do not expose the Bank to sufficient risk to warrant adverse classification.

        We classify loans as troubled debt restructurings (TDRs) when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. We only restructures loans for borrowers in financial difficulty that have presented a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on TDRs generally include terms to reduce the interest rate or extend the term of the debt obligation.

        Loans on non-accrual status at the date of modification are initially classified as non-accrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as non-accrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower's financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

        We classify any property acquired as a result of foreclosure on a mortgage loan as "other real estate owned" and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property generally on an annual basis and external inspections on at least a quarterly basis.

        As required by ASC Topic 310—Receivables and ASC Topic 450—Contingencies, we measure all impaired loans, which consist of all TDRs and other loans for which collection of all contractual principal and interest is not probable, based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, we recognize impairment through a valuation allowance and corresponding provision for loan losses. Old Line Bank considers consumer loans as homogenous loans and thus does not apply the impairment test to these loans. We write off impaired loans when collection of the loan is doubtful.

        Potential problem loans are loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management has identified additional potential problem loans classified as TDRs totaling $667 thousand that are complying with their repayment terms, which are all acquired loans. Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower's potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these loans.

        We individually evaluate all acquired loans that we risk rated substandard subsequent to the acquisition, certain acquired special mention loans and all acquired TDRs for impairment. We also evaluate all loans acquired and recorded at fair value under ASC 310-30 for impairment.

        Acquired Loans.    Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Generally accepted accounting principles require that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our expectations or payment in full of amounts due. Purchased, credit-impaired loans that perform consistent with the accretable yield expectations are not reported as non-accrual or non-performing.

        In 2011, we recorded the loans acquired from MB&T at fair value and, on May 10, 2013, we recorded the loans acquired from WSB at fair value. The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

        The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At December 31, 2013 and 2012, there was an allowance for loan losses on acquired loans of $531,661 and $316,624, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

        During the third quarter of 2013, we re-classified $21.1 million (net of credit marks) of our acquired loans to available for sale from loans acquired in the April 2011 merger with MB&T, the May 2013 merger with WSB and the repurchase, from another bank, of a participation on one of the WSB credit impaired loans. The loans, which consisted primarily of purchase credit impaired loans with credit marks of $17.9 million that we marketed through a broker and settled during the fourth quarter of 2013, ultimately sold for approximately $22.6 million. The net proceeds of this sale were approximately $26.5 million of which $3.4 million was recorded as gain on sale of loans. The disposals included approximately $12.0 million of loans that were over 90 days past due.

        Nonperforming Assets.    As of December 31, 2013, our nonperforming assets totaled $14.8 million and consisted of $8.8 million of non-accrual loans, $1.7 million of loans 90 days or more past due and still accruing and other real estate owned of $4.3 million. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	December 31, 2013			December 31, 2012
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$309,767	309,767	$—	$—	$—
Residential Real Estate:				—	—	—
First-Investment	—	—	—	—	—	—
First-Owner Occupied	—	429,144	429,144	—	—	—
Land and A&D	—	915,649	915,649	—	—	—
Consumer	—	—	—	—	6,410	6,410

Total accruing loans 90 or more days past due	—	1,654,560	1,654,560	—	6,410	6,410

Non-accruing loans:
Commercial Real Estate
Owner Occupied	$1,849,685	$—	$1,849,685	$—	$771,190	$771,190
Investment	—	376,050	376,050	—	—	—
Hospitality	4,473,345	—	4,473,345	—	—	—
Land and A&D	—	—	—	351,276	200,000	551,276
Residential Real Estate:
First-Investment	123,183	—	123,183	138,708	925,696	1,064,404
First-Owner Occupied	925,814	156,143	1,081,957	453,165	1,818,051	2,271,216
Land and A&D	—	130,532	130,532	—	341,624	341,624
Commercial	769,597	—	769,597	874,735	35,392	910,127
Consumer	14,426	—	14,426	—	—	—

Total Non-accruing past due loans:	8,156,050	662,725	8,818,775	1,817,884	4,091,953	5,909,837

Other real estate owned ("OREO")	475,291	3,836,051	4,311,342	1,651,228	2,068,221	3,719,449

Total non performing assets	$8,631,341	$6,153,336	$14,784,677	$3,469,112	$6,166,584	$9,635,696

Accruing Troubled Debt Restructurings
Residential Real Estate:
First-Owner Occupied	$—	$579,583	$579,583	$499,122	$604,326	$1,103,448
Commercial	—	87,387	87,387	—	90,748	90,748

Total Accruing Troubled Debt Restructurings	$—	$666,970	$666,970	$499,122	$695,074	$1,194,196

	Nonperforming Assets
	December 31, 2011			December 31, 2010		December 31, 2009
	Legacy	Acquired	Total	Legacy	Total	Legacy	Total
Accruing loans 90 or more days past due
Real Estate
Commercial	$—	$—	—	$—	$—	$—	$—
Construction	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—
Consumer	34,370	—	34,370	—	—	—	—

Total accruing loans 90 or more days past due	34,370	—	34,370	—	—	—	—

Non-accruing loans:
Real Estate
Commercial	$—	$2,288,900	$2,288,900	$2,426,608	$2,426,608	$1,586,499	$1,586,499
Construction	1,169,337	1,184,146	2,353,483	—	—	—	—
Residential	—	1,019,942	1,019,942	—	—	—	—
Commercial	77,975	90,039	168,014	—	—	—	—
Consumer	—	—	—	284,011	284,011	—	—

Total Non-accruing past due loans:	1,247,312	4,583,027	5,830,339	2,710,619	2,710,619	1,586,499	1,586,499

Other real estate owned ("OREO")	1,871,832	2,132,777	4,004,609	1,153,039	1,153,039	—	—

Total non performing assets	$3,153,514	$6,715,804	$9,869,318	$3,863,658	$3,863,658	$1,586,499	$1,586,499

Accruing Troubled Debt Restructurings
Real Estate	$5,037,879	$—	$5,037,879	$—	$—	$—	$—
Consumer	142,671	154,088	296,759	—	—	—	—

Total Accruing Troubled Debt Restructurings	$5,180,550	$154,088	$5,334,638	$—	$—	$—	$—

        The table below reflects our ratios of our non-performing assets at December 31, 2013 and 2012.

	December 31,
	2013	2012
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	1.01%	0.58%
Total nonperforming assets as a percentage of total assets	0.74%	0.40%
Total nonperforming assets as a percentage of total loans held for investment	1.01%	0.58%
Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	1.73%	1.60%
Total nonperforming assets as a percentage of total assets	1.27%	1.12%
Total nonperforming assets as a percentage of total loans held for investment	1.73%	1.61%

        The table below outlines loans on non-accrual status by loan category at December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$1,849,685	$1,849,685	$82,474		$—	$—	$—
Hospitality	1	4,473,345	4,473,345	57,958	—	—	—	—
Land and A & D	—	—	—	—	1	351,276	351,276	57,670
Residential Real Estate
First-Investment	1	123,183	123,183	10,362	1	138,708	138,708	3,655
First-Owner Occupied	2	925,814	925,814	51,453	1	453,165	453,165	21,794
Commercial	1	769,597	769,597	89,257	1	874,735	874,735	45,859
Consumer	2	14,426	14,426	147		—	—	—

Total non-accrual loans	8	8,156,050	8,156,050	291,651	4	1,817,884	1,817,884	128,978

Acquired(1)
Commercial Real Estate:
Owner Occupied	—	—	—	—	4	1,659,715	771,190	506,534
Investment	2	372,047	376,050	10,853	—	—	—	—
Land and A & D	—	—	—	—	1	349,698	200,000	57,207
Residential Real Estate								—
First-Investment	—	—	—	—	7	3,561,865	925,696	714,057
First-Owner Occupied	2	154,884	156,143	4,697	7	3,249,755	1,818,051	361,003
Land and A & D	3	131,031	130,532	2,638	3	1,872,855	341,624	129,610
Commercial	—	—	—	—	3	123,949	35,392	45,787

Consumer	—	—	—	—	—	—	—	—

Total non-accrual loans	7	$657,962	$662,725	$18,188	25	$10,817,837	$4,091,953	$1,814,198

Total all non-accrual loans	15	$8,814,012	$8,818,775	$309,839	29	$12,635,721	$5,909,837	$1,943,176

(1)
Excludes acquired purchased credit impaired loans that are contractually past due 90 days or more totaling $4.1 million at December 31, 2013. Purchased credit impaired loans are considered to be performing due to the application of the accretion method under FASB ASC Topic 310-30. (For further discussion of the Company's application of the accretion method, see "Business Combinations and Acquired Loan Accounting" in Note 1 to our Consolidated Financial Statements.

        Nonperforming legacy loans increased $6.4 million from 2012 primarily due two large commercial real estate relationships that were placed on nonaccrual status in the fourth quarter of 2013. The largest nonaccrual relationship to one customer totaled $4.5 million at December 31, 2013 and consisted of one loan secured by a economy level hotel affiliated with a national brand. This loan is specifically reserved for at December 31, 2013 as our fair value analysis indicated the fair value of collateral less disposal costs was less than the current balance. The second nonaccrual relationship consists of one commercial real estate SBA 504 loan totaling $1.8 million at December 31, 2013 that secured by first liens on commercial office and warehouse spaces. We have evaluated this loan at December 31, 2013 and determined that because of the positive collateral value position and SBA guarantee, a specific reserve is not needed at this time. We will continue to work with these borrowers to resolve these deficiencies and do not feel this increase in nonperforming legacy loans is indicative of the quality of the overall portfolio.

        Non-performing acquired loans decreased from 2012 primarily as a result of the sale of $21.1 million (net of credit marks) of purchased credit impaired loans that we marketed with brokers and settled during the fourth quarter of 2013 for a net gain of $3.4 million.

        At December 31, 2013, the balance of OREO was $4.3 million, a $592 thousand increase from the December 31, 2012 balance of $3.7 million. Legacy OREO decreased $1.2 million due to sales of the foreclosed properties. Acquired OREO increased $1.8 million due to the acquisition of $4.2 million of OREO in the WSB acquisition and the classification of an additional $1.1 million of MB&T acquired loans to OREO, offsetting the $3.6 million on sales of OREO properties during the year ended December 31, 2013.

        Delinquent Loans.    The tables below present a breakdown of the recorded book balance of past due loans at December 31, 2013 and 2012.

	Past Due Loans Recorded Book Balance
	December 31, 2013			December 31, 2012
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate
Owner Occupied	$828,388	$54,035	$882,423	$830,349	$—	$830,349
Investment	—	534,694	534,694	—	—	—
Residential Real Estate:
First-Investment	521,405	845,018	1,366,423	531,521	250,000	781,521
First-Owner Occupied	—	2,584,408	2,584,408	—	260,251	260,251
Land and A&D	—	35,162	35,162	—	—	—
HELOC and Jr. Liens	—	—	—	—	48,921	48,921
Commercial	224,322	396,215	620,537	436,868	36,923	473,791
Consumer	—	14,108	14,108	—	6,283	6,283

Total 30 - 89 days past due	1,574,115	4,463,640	6,037,755	1,798,738	602,378	2,401,116

90 or more days past due
Commercial Real Estate
Owner Occupied	—	309,767	309,767	—	—	—
Residential Real Estate:
First-Investment	—	—	—
First-Owner Occupied	—	429,144	429,144	—	—	—
Land and A&D	—	915,649	915,649	—	—	—
Consumer	—	—	—	—	6,410	6,410

Total 90 or more days past due	—	1,654,560	1,654,560	—	6,410	6,410

Total accruing past due loans	1,574,115	6,118,200	7,692,315	1,798,738	608,788	2,407,526

Total accruing past due loans	$1,574,115	$6,118,200	$7,692,315	$1,798,738	$608,788	$2,407,526

        Allowance for Loan Losses.    Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank's market area), regulatory guidance, peer statistics, management's judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. We add back recoveries on loans previously charged to the allowance.

        We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by ASC Topic 310—Receivables, and ASC Topic 450—Contingencies. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission's SAB No. 102, Loan Loss Allowance Methodology and Documentation, the Federal Financial Institutions Examination Council's Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision. We also continue to measure the credit impairment at each period end on all loans that have been classified as a TDR using the guidance in ASC 310-10-35.

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

        The loans classified in our held-for-sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at December 31, 2013 and will be settled subsequent to that date. Only loans purchased by investors with recourse obligations are included in other liabilities.

        During the third quarter of 2013, management revised the methodology for the loss-rate analysis for the performing loan portfolios due to the increase in total loans and the complexity of the loan portfolio. The primary changes in the methodology were to segment loans with similar risk characteristics, change the look back period to 12 quarters and enhance our qualitative environmental factor analysis to reduce subjectivity. Previously we used various loss measurement periods for the different segments. Some were three years and some had history disregarded because there was so little in losses. We also enhanced and added an additional risk rating to our credit quality indicators. Loans previously identified as pass-watch have been reviewed and, where appropriate, classified as average quality, which is included in the pass category within our allowance for loan losses methodology. Implementation of the revised methodology during the fourth quarter resulted in a reduction to the allowance for loan losses of approximately $1.7 million related to the portion of the allowance allocated to performing loans from September 30, 2013, and was due to the more refined estimates of historical losses, risk ratings and environmental factors as further detailed below. This change is primarily due to the change in our risk ratings. At December 31, 2013, loans classified as pass loans increased by $372.5 million from September 30, 2013 representing a general reserve increase of $1.2 million and loans classified as watch loans decreased $320.7 million from September 30, 2013 representing a general reserve decrease of $2.9 million. During the implementation period, this decrease was offset by approximately a $2.2 million increase in specific reserves on impaired loans resulting in an overall increase in the allowance for loan losses at December 31, 2013 of $504 thousand from September 30, 2013.

        Management made the following changes to the methodology during the third quarter of 2013:

  •
  The portfolio is analyzed in the following segments for the ASC 450 analysis pool and is sorted by the following loan types:

    Commercial
    Commercial & Industrial Loans
     Commercial Real Estate
    Commercial Real Estate Loans—Owner Occupied
    Commercial Real Estate Loans—Non-owner occupied
    Commercial Real Estate Loans—Hotels/Motels/Inns
    Commercial Land Loans
    Commercial Acquisition & Development Loans
     Residential Real Estate
    Residential Land Loans
    Residential Acquisition & Development Loans
    Residential First Lien Loans (including construction)—Investor
    Residential First Lien Loans (including construction)—Owner Occupied
    HELOC & Closed End Junior Lien Loans
     Consumer
    Consumer Installment Loans—Boats
    Consumer Installment Loans—Other
    Consumer Revolving & Credit Cards

  •
  Within each of the above loan types, each portfolio is sorted by the risk assessment rating of each loan as Pass, Pass-Watch, Special Mention or Substandard.

  •
  The Bank's loss experience by segment for each of the last 12 quarters is aggregated and that total is used to create a percentage of the loan portfolio as it existed at the beginning of the 12 quarter "look back."

  •
  The Bank's loss experience (Loss Factor) is progressively tiered by risk category for Pass, Pass-Watch, Special Mention and Substandard loans by applying a higher loss factor to higher risk rated categories. Loans rated "Doubtful" or "Loss" are, by definition, impaired and will be specifically reserved based upon Bank management's best estimate of the loss exposure for each loan.

  •
  Qualitative factors include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; regional and local economic trends and conditions; peer group loan loss history; concentrations of credit; quality of the Bank's loan review system; external factors, such as competition, legal and regulatory requirements; and management's collective assessment of the appropriateness of the allowance for loan losses in light of recent trends, events, political impact and other considerations

        The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. During 2013, the loan segments were changed to align with our new allowance methodology which resulted in balance transfers from prior loan categories and assignment to each new loan segment.

December 31, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Other Consumer	Total
Beginning balance					3,965,347
General provision for loan losses					1,289,153

Provision balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640

	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)

Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661

Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

December 31, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	1,056,287	(181,118)	(224,359)	40,007	690,817
Provision for loan losses for loans acquired with deteriorated credit quality	584,928	249,255	—	—	834,183
Recoveries	32,636	82,260	—	107,260	222,156

	3,796,919	1,072,707	340,881	277,920	5,488,427
Loans charged off	(970,335)	(316,753)	(91,953)	(144,039)	(1,523,080)

Ending Balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$125,000	$—	$—	$—	$125,000
Other loans not individually evaluated	2,384,960	755,954	248,928	133,881	3,523,723
Acquired Loans:
Individually evaluated for impairment	316,624	—	—	—	316,624

Ending balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347

December 31, 2011	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	967,036	303,839	317,778	130,544	1,719,197
Provision for loan losses for loans acquired with deteriorated credit quality	—	80,803	—	—	80,803
Recoveries	13,701	154,523	—	66,834	235,058

	2,728,859	956,363	612,501	205,811	4,503,534
Loans charged off	(605,791)	(34,053)	(47,261)	(75,158)	(762,263)

Ending Balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$175,118	$77,976	$70,000	$—	$323,094
Other loans not individually evaluated	1,947,950	796,699	495,240	130,653	3,370,542
Acquired Loans:
Individually evaluated for impairment	—	47,635	—	—	47,635

Ending balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

December 31, 2010	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716
Provision for loan losses	857,818	9,495	213,306	1,381	1,082,000
Recoveries	3,650	—	—	927	4,577

	2,706,594	554,349	294,723	12,627	3,568,293
Loans charged off	(958,472)	(137,151)	—	(4,194)	(1,099,817)

Ending Balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

Amount allocated to:
Individually evaluated for impairment	$475,000	$—	$—	$—	$475,000
Other loans not individually evaluated	1,273,122	417,198	294,723	8,433	1,993,476

Ending balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

December 31, 2009	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$1,348,850	$526,600	$94,910	$13,391	$1,983,751
Provision for loan losses	841,101	18,254	36,507	4,138	900,000
Recoveries	—	—	—	—	—

	2,189,951	544,854	131,417	17,529	2,883,751
Loans charged off	(344,825)	—	(50,000)	(7,210)	(402,035)

Ending Balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716

Amount allocated to:
Individually evaluated for impairment	$750,000	$—	$—	$—	$750,000
Other loans not individually evaluated	1,095,126	544,854	81,417	10,319	1,731,716

Ending balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716

        The following table provides our ratio of allowance for loan losses:

	At December 31,
	2013	2012	2011	2010	2009
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.58%	0.66%	0.69%	0.82%	0.93%
Non-accrual loans	60.71%	67.10%	64.17%	91.07%	156.43%
Net charge-offs to average loans	0.07%	0.23%	0.11%	0.38%	0.16%

        The following tables provide a breakdown of the allowance for loan losses. During 2013, the loan segments were changed to align with our new allowance methodology which resulted in balance transfers from prior loan categories and assigned to each new loan segment.

	Allocation of Allowance for Loan Losses
	December 31, 2013
	Amount	% of Loans in Each Category
Commercial	$495,051	11.84%
Commercial Real Estate	3,569,395	62.78
Residential Real Estate	841,234	24.09
Consumer	23,533	1.29

Total	$4,929,213	100.00%

	Allocation of Allowance for Loan Losses
	December 31,
	2012		2011		2010		2009
	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category	Amount	% of Loans in Each Category
Consumer	$133,881	0.67%	$130,653	0.89%	$8,433	0.48%	$10,319	0.57%
Boat	248,928	1.17	565,240	1.63	294,723	3.86	81,417	4.91
Mortgage	2,826,584	81.71	2,123,068	77.73	1,748,122	67.97	1,845,126	66.74
Commercial	755,954	16.45	922,310	19.75	417,198	27.69	544,854	27.78

Total	$3,965,347	100.00%	$3,741,271	100.00%	$2,468,476	100.00%	$2,481,716	100.00%

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

Liquidity and Capital Resources

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

        Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On December 31, 2013, we had $28.3 million in cash and due from banks, $30,375 in interest bearing accounts, and $711,574 in federal funds sold. As of December 31, 2012, we had $28.3 million in cash and due from banks, $130,192 in interest bearing accounts, and $228,113 in federal funds sold.

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

        Old Line Bancshares has available a $5.0 million unsecured line of credit. In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $24.5 million at December 31, 2013. Old Line Bank has an additional secured line of credit from the FHLB of $339.9 million at December 31, 2013. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $310.7 million of borrowings. We may increase availability by providing additional collateral. Additionally, we have provided collateral in the form of investment securities to support the $29.8 million repurchase agreement.

        The following table shows Old Line Bancshares, Inc.'s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be "well capitalized." For a discussion of these capital requirements, see "Supervision and Regulation—Capital Adequacy Guidelines."

Risk Based Capital Analysis
(Dollars in thousands)

December 31,	2013	2012	2011
Tier 1 Capital
Preferred and common stock	$108	$68	$68
Additional paid-in capital	104,622	53,792	53,489
Retained earnings	24,879	18,531	12,094
Less: disallowed assets	13,081	4,326	5,054
Less: deferred assets	10,848	—	—

Total Tier 1 Capital	105,680	68,065	60,597
Tier 2 Capital:
Unrealized gains (45%) equity securities	68	—	—
Less: deductions	421	—	—
Allowance for loan losses	5,115	3,965	3,741

Total Risk Based Capital	$110,442	$72,030	$64,338

Risk weighted assets	$883,921	$632,108	$571,434

December 31,	2013	2012	2011	Regulatory Minimum	To be Well Capitalized
Capital Ratios:
Tier 1 risk based capital ratio	12.0%	10.8%	10.6%	4.0%	6.0%
Total risk based capital ratio	12.5%	11.4%	11.3%	8.0%	10.0%
Leverage ratio	9.3%	7.9%	7.8%	4.0%	5.0%

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

        Outstanding loan commitments and lines and letters of credit at December 31, 2013 and 2012 are as follows:

December 31,	2013	2012
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$62,249	$47,251
Construction	69,074	31,815
Consumer	15,873	14,623

	$147,196	$93,689

Standby letters of credit	$17,306	$11,310

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

        Commitments for real estate development and construction, which totaled $69.1 million, or 46.93% of the $147.2 million, are generally short term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

        We have various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2013 significant fixed and determinable contractual obligations to third parties by payment date.

Contractual Obligations
(Dollars in thousands)

	Within one year	One to three years	Three to five years	Over five years	Total
Non-interest bearing deposits	$228,734	$—	$—	$—	$228,734
Interest bearing deposits	594,842	118,135	32,649	—	745,626
Short term borrowings	49,530	—	—	—	49,530
Long term borrowings	99	5,994	—	—	6,093
Purchase obligations	2,714	5,020	5,294	4,077	17,105
Operating leases	1,786	3,371	2,631	4,435	12,223

Total	$877,705	$132,520	$40,574	$8,512	$1,059,311

        Our operating lease obligations represent rental payments for sixteen branches, four loan production offices and our main office. We lease our main office and our Bowie branch location from Pointer Ridge. We have excluded 62.50% of these lease payments in consolidation. The interest bearing obligations include accrued interest. Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligations amounts include estimated obligations under data processing and network servicing and installation contracts, income tax payable, pension obligations and accounts payable for goods and services.

Reconciliation of Non-GAAP Measures

        Below is a reconciliation of the FTE adjustments and the GAAP basis information presented in this report:

Twelve Month Ended December 31, 2013

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$40,060,585	4.33%	4.21%
Tax equivalent adjustment
Federal funds sold	3	—	—
Investment securities	1,141,014	0.12	0.12
Loans	674,364	0.08	0.08

Total tax equivalent adjustment	1,815,381	0.20	0.20

Tax equivalent interest yield	$41,875,966	4.53%	4.41%

Twelve Month Ended December 31, 2012

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$33,164,498	4.47%	4.27%
Tax equivalent adjustment
Federal funds sold	2	—	—
Investment securities	899,683	0.12	0.12
Loans	465,190	0.06	0.06

Total tax equivalent adjustment	1,364,875	0.18	0.18

Tax equivalent interest yield	$34,529,373	4.65%	4.45%

Twelve Month Ended December 31, 2011

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$27,101,342	4.52%	4.31%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	377,848	0.06	0.06
Loans	170,830	0.03	0.03

Total tax equivalent adjustment	548,679	0.09	0.09

Tax equivalent interest yield	$27,650,021	4.61%	4.40%

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

        Old Line Bank currently has a negative gap, which suggests that the net interest income on interest earning assets may decrease during periods of rising interest rates. However, a simple interest rate "gap" analysis by itself may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

        The table below presents Old Line Bank's interest rate sensitivity at December 31, 2013. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis December 31, 2013 Maturing or Repricing
	Within 3 Months	4 - 12 Months	1 - 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	712	—	—	—	712
Investment securities	1,250	1,577	56,953	112,390	172,170
Loans	106,127	68,589	275,815	403,661	854,192
Total interest earning assets	108,119	70,166	332,768	516,051	1,027,104
Interest Bearing Liabilities:
Interest-bearing transaction deposits	196,032	98,016	—	—	294,048
Savings accounts	28,381	28,381	28,381	—	85,143
Time deposits	66,890	149,008	150,536	—	366,434
Total interest-bearing deposits	291,303	275,405	178,917	—	745,625
FHLB advances	12,000	—	—	—	12,000
Other borrowings	37,530	99	5,994	—	43,623
Total interest-bearing liabilities	340,833	275,504	184,911	—	801,248
Period Gap	$(232,714)	$(205,338)	$147,857	$516,051	$225,856
Cumulative Gap	$(232,714)	$(438,052)	$(290,195)	$225,856
Cumulative Gap/Total Assets	(19.94)%	(37.53)%	(24.86)%	19.35%

Item 8.    Financial Statements

        The following consolidated financial statements are filed with this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Old Line Bancshares, Inc.

        We have audited Old Line Bancshares, Inc. and Subsidiaries (the Company's) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Old Line Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Old Line Bancshares, Inc. and Subsidiaries as of and for the year ended December 31, 2013, and our report dated March 14, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Rockville, Maryland
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Old Line Bancshares, Inc.

        We have audited the accompanying consolidated balance sheet of Old Line Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Line Bancshares, Inc.'s internal controls over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2014, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Rockville, Maryland
March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Old Line Bancshares, Inc.
Bowie, Maryland

        We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 20, 2013

8100 Sandpiper Circle, Suite 308, Baltimore, Maryland 21236
443-725-5395  FAX 443-725-5074
Website: www.Rowles.com

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$28,316,351	$28,332,456
Interest bearing deposits in other financial institutions	30,375	130,192
Federal funds sold	711,574	228,113

Total cash and cash equivalents	29,058,300	28,690,761
Investment securities available for sale-at fair value	172,169,776	171,541,222
Loans held for sale, fair value of $2,074,924 and $0	2,014,711	—
Loans held for investment (net of allowance for loan losses of $4,929,213 and $3,965,347, respectively)	847,248,590	595,144,928
Equity securities at cost	5,669,807	3,615,444
Premises and equipment	35,215,868	25,133,013
Accrued interest receivable	3,432,924	2,639,483
Deferred income taxes	21,868,076	7,139,545
Bank owned life insurance	30,577,187	16,869,307
Other real estate owned	4,311,342	3,719,449
Goodwill	7,793,665	633,790
Core deposit intangible	5,287,501	3,691,471
Other assets	2,575,377	3,038,064

Total assets	$1,167,223,124	$861,856,477

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$228,733,624	$188,895,263
Interest bearing	745,625,862	546,562,555

Total deposits	974,359,486	735,457,818
Short term borrowings	49,530,125	37,905,467
Long term borrowings	6,093,074	6,192,350
Accrued pension	4,921,241	4,615,699
Other liabilities	5,769,880	2,431,982

Total liabilities	1,040,673,806	786,603,316

Stockholders' equity
Common stock, par value $0.01 per share; authorized 25,000,000 in 2013 and 15,000,000 for 2012; issued and outstanding 10,777,113 for 2013 and 6,845,432 for 2012	107,772	68,454
Additional paid-in capital	104,622,171	53,792,015
Retained earnings	24,879,275	18,531,387
Accumulated other comprehensive income (loss)	(3,359,823)	2,469,758

Total Old Line Bancshares, Inc. stockholders' equity	126,249,395	74,861,614
Non-controlling interest	299,923	391,547

Total stockholders' equity	126,549,318	75,253,161

Total liabilities and stockholders' equity	$1,167,223,124	$861,856,477

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2013	2012	2011
Interest Income
Loans, including fees	$40,206,378	$33,808,739	$28,432,701
Interest and dividends on taxable investments:
U.S. Treasury securities	3,043	9,646	7,251
U.S. government agency securities	538,007	362,323	332,248
Mortgage backed securities	1,464,994	2,243,209	2,635,172
Municipal securities	1,797,449	1,592,370	745,369
Federal funds sold	3,848	6,026	6,087
Other	249,119	199,810	161,685

Total interest income	44,262,838	38,222,123	32,320,513

Interest expense
Deposits	3,716,044	4,235,107	4,389,694
Borrowed funds	486,209	822,518	829,477

Total interest expense	4,202,253	5,057,625	5,219,171

Net interest income	40,060,585	33,164,498	27,101,342
Provision for loan losses	1,504,190	1,525,000	1,800,000

Net interest income after provision for loan losses	38,556,395	31,639,498	25,301,342

Non-interest income
Service charges on deposit accounts	1,607,931	1,281,187	1,208,466
Gains on sales or calls of investment securities	641,088	1,156,781	140,149
Earnings on bank owned life insurance	840,028	548,454	701,509
Gain (loss) on disposal of assets	(104,639)	7,430	5,214
Gain on the sale of loans	3,890,029	—	—
Other fees and commissions	1,995,745	714,258	437,934

Total non-interest income	8,870,182	3,708,110	2,493,272

Non-interest expense
Salaries and benefits	16,617,920	12,038,509	10,024,591
Occupancy and equipment	5,353,300	3,687,419	3,131,557
Data processing	1,422,771	869,984	816,815
Pension plan termination	—	700,884	—
FDIC insurance and State of Maryland assessments	777,474	600,875	613,881
Merger and integration	3,518,945	470,999	574,321
Core deposit premium amortization	838,694	727,421	584,024
Gain on sales of other real estate owned	(144,934)	(110,704)	(248,005)
OREO expense	838,429	591,348	339,646
Other operating	6,854,690	5,585,088	4,799,508

Total non-interest expense	36,077,289	25,161,823	20,636,338

Income before income taxes	11,349,288	10,185,785	7,158,276
Income tax expense	3,602,083	2,720,446	1,926,624

Net income	7,747,205	7,465,339	5,231,652
Less: Net loss attributable to the non-controlling interest	(91,624)	(65,125)	(148,319)

Net income available to common stockholders	$7,838,829	$7,530,464	$5,379,971

Basic earnings per common share	$0.87	$1.10	$0.86
Diluted earnings per common share	$0.86	$1.09	$0.86
Dividend per common share	$0.16	$0.16	$0.13

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2013	2012	2011
Net income available to common stockholders	$7,747,205	$7,465,339	$5,231,652
Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available for sale, gross of taxes of ($3,544,461), $492,320 and $1,399,655, respectively.	(8,985,831)	1,248,118	3,548,371
Reclassification adjustment for realized gain on securities available for sale included in net income, gross of taxes of $252,877, $456,292 and $55,282, respectively.	(641,088)	(1,156,781)	(140,149)
Reclassification adjustment for other than temporary impairment on securities available for sale, gross of taxes of $0, $0 and $48,533, respectively.	—	—	123,039
Net gain (loss) on pension plan assets, gross of taxes of $0, $8,812 and ($8,812), respectively.	—	22,339	(22,339)
Tax Effect	3,797,338	(32,890)	(1,392,906)

Other comprehensive income (loss)	(5,829,581)	80,786	2,116,016

Comprehensive Income	1,917,624	7,546,125	7,347,668
Comprehensive (loss) attributable to the non-controlling interest	(91,624)	(65,125)	(148,319)

Comprehensive income available to common stockholders	$2,009,248	$7,611,250	$7,495,987

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

	Common stock				Accumulated other comprehensive income
			Additional paid-in capital	Retained earnings		Non- controlling interest	Total stockholders' equity
	Shares	Par value
Balance, December 31, 2010	3,891,705	$38,917	$29,206,617	$7,535,268	$272,956	$604,992	$37,658,750
Net income attributable to Old Line Bancshares, Inc.	—	—	—	5,379,971	—	—	5,379,971
Acquisition Maryland Bankcorp, Inc.	2,132,231	21,322	17,784,103	—	—	—	17,805,425
Unrealized gain on securities available for sale, net of income tax benefit of $1,392,906	—	—	—	—	2,138,355	—	2,138,355
Net loss, defined benefit pension plan	—	—	—	—	(22,339)	—	(22,339)
Net loss attributable to non-controlling interest	—	—	—	—	—	(148,320)	(148,320)
Stock based compensation awards	—	—	132,661	—	—	—	132,661
Private placement—common stock	776,872	7,769	6,325,075	—	—	—	6,332,844
Common stock cash dividend $0.13 per share	—	—	—	(821,497)	—	—	(821,497)
Stock options exercised including tax benefit of $5,238	8,100	81	40,707	—	—	—	40,788
Restricted stock issued	8,786	88	(88)	—	—	—	—

Balance, December 31, 2011	6,817,694	$68,177	$53,489,075	$12,093,742	$2,388,972	$456,672	$68,496,638

Net income attributable to Old Line Bancshares, Inc.	—	—	—	7,530,464	—	—	7,530,464
Unrealized gain on securities available for sale, net of income tax benefit of $32,890	—	—	—	—	58,447	—	58,447
Settlement effect pension plan					22,339		22,339
Net loss attributable to non-controlling interest	—	—	—	—	—	(65,125)	(65,125)
Stock based compensation awards	—	—	176,024	—	—	—	176,024
Common stock cash dividend $0.16 per share	—	—	—	(1,092,819)	—	—	(1,092,819)
Stock options exercised including tax benefit of $12,581	17,500	175	127,018	—	—	—	127,193
Restricted stock issued	10,238	102	(102)	—	—	—	—

Balance, December 31, 2012	6,845,432	$68,454	$53,792,015	$18,531,387	$2,469,758	$391,547	$75,253,161

Net income attributable to Old Line Bancshares, Inc.	—	—	—	7,838,829	—	—	7,838,829
Acquisition of WSB Holdings, Inc.	2,909,486	29,095	37,617,967	—	—	—	37,647,062
Unrealized gain on securities available for sale, net of income tax benefit of $3,797,338	—	—	—	—	(5,829,581)	—	(5,829,581)
Net loss attributable to non-controlling interest	—	—	—	—	—	(91,624)	(91,624)
Stock based compensation awards	—	—	230,743	—	—	—	230,743
Private placement—common stock	936,695	9,367	12,168,201	—	—	—	12,177,568
Common stock cash dividend $0.16 per share	—	—	—	(1,490,941)	—	—	(1,490,941)
Stock options exercised including tax benefit of $113,280	79,149	792	813,309	—	—	—	814,101
Restricted stock issued	8,382	84	(84)	—	—	—	—
Forfeiture of shares	(2,031)	(20)	20	—	—	—	—

Balance, December 31, 2013	10,777,113	$107,772	$104,622,171	$24,879,275	$(3,359,823)	$299,923	$126,549,318

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2013	2012	2011
Cash flows from operating activities
Interest received	$45,688,813	$38,804,106	$32,808,300
Fees and commissions received	3,473,068	2,098,588	2,144,083
Interest paid	(4,495,597)	(5,143,101)	(5,317,398)
Cash paid to suppliers and employees	(30,225,850)	(21,033,154)	(17,822,081)
Originations of loans held for sale	(31,959,210)	—	—
Proceeds from the sale of loans held for sale	33,834,528	—	—
Income taxes paid	(714,783)	(2,889,216)	(227,269)

	15,600,969	11,837,223	11,585,635

Cash flows from investing activities
Cash and cash equivalents of acquired bank	38,846,599	—	41,967,182
Net change in time deposits in other banks	—	—	297,000
Purchase of investment securities—available for sale	(27,016,236)	(89,682,958)	(75,476,075)
Proceeds from disposal of investment securities
Held to maturity sold	—	—	514,079
Available for sale at maturity, call and paydowns	34,988,433	49,090,425	32,115,702
Available for sale sold	60,349,897	30,961,092	10,133,054
Loans made, net of principal collected	(91,899,866)	(57,879,889)	(50,566,900)
Proceeds from sale of other real estate owned	4,610,789	980,310	434,141
Investment in improvements other real estate owned	—	(15,525)	(88,965)
Redemption (purchase) of equity securities	(1,970,233)	238,551	314,931
Proceeds from sale of premises and equipment	(104,639)	30,000	—
Purchase of premises, equipment and software	(1,554,461)	(3,370,280)	(2,994,210)

	16,250,283	(69,648,274)	(43,350,061)

Cash flows from financing activities
Net increase (decrease) in
Time deposits	55,663,499	(24,883,587)	(5,627,926)
Other deposits	(32,956,546)	69,573,620	58,362,525
Short term borrowings	(48,625,910)	(767,190)	13,609,325
Long term borrowings	(99,276)	(92,129)	(10,087,468)
Acquisition cash consideration	(16,966,208)	—	(1,022,413)
Proceeds from stock options exercised, including tax benefit	814,101	127,193	40,788
Private placement-common stock	12,177,568	—	6,332,844
Cash dividends paid-common stock	(1,490,941)	(1,092,819)	(821,497)

	(31,483,713)	42,865,088	60,786,178

Net increase (decrease) in cash and cash equivalents	367,539	(14,945,963)	29,021,752
Cash and cash equivalents at beginning of year	28,690,761	43,636,724	14,614,972

Cash and cash equivalents at end of year	$29,058,300	$28,690,761	$43,636,724

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,	2013	2012	2011
Reconciliation of net income to net cash provided (used) by operating activities
Net income	$7,747,205	$7,465,339	$5,231,652
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation and amortization	1,850,659	1,430,125	1,098,268
Provision for loan losses	1,504,190	1,525,000	1,800,000
Amortization of intangible	838,694	727,421	584,024
Change in loans held for sale	(2,014,711)	—	—
Gain on sale of other real estate owned	(144,934)	(110,704)	(248,005)
Write down of other real estate owned	334,040	281,000	—
(Gain) loss on sale of equipment	104,639	(7,430)	5,214
(Gain) loss on sale of securities	(641,088)	(1,156,781)	(140,149)
Amortization of premiums and discounts	1,259,194	1,115,217	820,085
Deferred loan fees net of costs	73,809	(342,293)	(265,714)
Other than temporary impairment on equity securities	—	—	123,039
Deferred income taxes	566,014	71,594	(196,884)
Stock based compensation awards	230,743	176,024	132,661
Increase (decrease) in:
Accrued pension	305,542	273,035	—
Other liabilities	(6,311)	(46,095)	(886,351)
Decrease (increase) in:
Accrued interest receivable	92,972	(190,941)	(66,584)
Bank owned life insurance	(721,063)	(452,741)	(209,040)
Settlement of prepaid pension plan	—	1,052,890	339,226
Other assets	4,221,375	26,563	3,464,193

	$15,600,969	$11,837,223	$11,585,635

	2013	2012	2011
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$307,841,956	$—	$331,377,620
Other intangible assets acquired	9,594,598	—	8,400,469
Fair value of liabilities assumed	(279,789,492)		(322,585,132)

Net identifiable assets acquired over liabilities assumed	37,647,062	—	17,192,957

Supplemental disclosure of noncash activities:
Transfer to loans from other real estated owned	$1,159,308	$849,921	$1,114,290

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

        Organization and Description of Business—Old Line Bancshares, Inc. (Bancshares) is the holding company for Old Line Bank (Bank). We provide a full range of banking services to customers located in Anne Arundel, Calvert, Charles, Prince George's and St. Mary's counties in Maryland and surrounding areas.

        Basis of Presentation and Consolidation—The accompanying consolidated financial statements include the activity of Bancshares, its wholly owned subsidiary, Old Line Bank, and its majority owned membership interest in Pointer Ridge Office Investment, LLC ("Pointer Ridge"). We have eliminated all significant intercompany transactions and balances.

        We report the non-controlling interests in Pointer Ridge separately in the consolidated balance sheets. We report the income of Pointer Ridge attributable to Bancshares from the date of our acquisition of majority interest on the consolidated statements of income.

        Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

        Cash and cash equivalents—For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits and federal funds sold. Generally, we purchase and sell federal funds for one day periods.

        Investment securities—As we purchase securities, management determines if we should classify the securities as held to maturity, available for sale or trading. We record the securities which management has the intent and ability to hold to maturity at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. We classify securities which we may sell before maturity as available for sale and carry these securities at fair value with unrealized gains and losses included in stockholders' equity on an after tax basis. Management has not identified any investment securities as trading.

        We record gains and losses on the sale of securities on the trade date and determine these gains or losses using the specific identification method. We amortize premiums and accrete discounts using the interest method.

        Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security. A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishment of a new cost basis for that security.

        Stock based compensation awards—We account for individual stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock based compensation

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

expense at the date of grant. For the years ended December 31, 2013, 2012 and 2011, we recorded stock based compensation expense of $230,743, $176,024 and $132,661, respectively.

        We may only recognize tax benefits for options that ordinarily will result in a tax deduction when the grant is exercised (non-qualified options). For the years ended December 31, 2013 and 2012, we recognized a tax benefit associated with the portion of the expense that was related to the issuance of non-qualified options of $38,135 and $19,835, respectively. There were no non-qualified options included in the expense calculation for the year ended December 31, 2011.

        Equity Securities—Equity securities include stock from Federal Reserve, Federal Home Loan Bank, Atlantic Central Bankers Bank, Maryland Financial Bank and Student Loan Marketing Association (SLMA), which are carried at cost which approximates fair value.

        Premises and equipment—We record premises and equipment at cost less accumulated depreciation. Generally, we compute depreciation using the straight line method over the estimated useful life of the assets. Estimated useful life for our buildings is five to 50 years. Estimated useful life for our leasehold improvements is three to 30 years. Estimated useful life for our furniture and equipment is three to 23 years.

        Other real estate owned—Other real estate owned consists of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and is reported on an individual asset basis at net realizable value. Net realizable value equals fair value and is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources less estimated selling costs. While initial fair value is determined by independent third parties, management may subsequently reassess these valuations and apply additional discounts if necessary. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write-downs are charged to a separate allowance for losses pertaining to real estate owned, established through provisions for estimated losses on other real estate owned charged to operations. Based upon management's evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any estimated declines in fair value. Gains and losses recognized on the disposition of the properties are also recorded in non-interest expense in the consolidated statements of income. Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations.

        Mortgage Banking Activities—As part of normal business operations, we originate residential mortgage loans that have been pre-approved by secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the commitment of the loan. Generally, within three weeks after funding, the loans are transferred to the investor in accordance with the agreed-upon terms. On the settlement date of these loans, we record the gains from the sale of these loans equal to the difference between the proceeds to be received and the carrying amount of the loan.

        Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp, Inc. and WSB Holdings, Inc. Core deposit intangibles represent the estimated value of long-term deposit relationships

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp, Inc. and ten years for WSB Holdings, Inc. and the estimated useful lives are periodically reviewed for reasonableness.

        Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The goodwill impairment analysis is a two-step test. The first step, used to identify potential impairment, comparing the reporting unit's estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

        If required, the second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. We have determined that Bancshares has one reporting unit.

        We evaluated the carrying value of goodwill as of September 30, 2013, our annual test date, and determined that no impairment charge was necessary. Additionally, should Bancshares' future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2013 evaluation that caused us to perform an interim review of the carrying value of goodwill.

        Business Combinations—Accounting principles generally accepted in the United States (U.S. GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.

        Loans and interest income—We report loans at face value plus deferred origination costs, less deferred origination fees and the allowance for loan losses. We accrue interest on loans based on the principal amounts outstanding. We amortize origination fees and costs to income over the terms of the loans using an approximate interest method.

        We discontinue the accrual of interest when any portion of the principal or interest is 90 days past due and collateral is insufficient to discharge the debt in full. Based on current information, we consider loans impaired when management determines that it is unlikely that the borrower will make principal and interest payments according to contractual terms. Generally, we do not review loans for impairment until

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

we have discontinued the accrual of interest. We consider several factors in determining impairment including payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Generally, we do not classify loans that experience insignificant payment delays and payment shortfalls as impaired. Management determines the significance of payment delays and payment shortfalls on a case by case basis. We consider all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. We measure impairment on a loan by loan basis for commercial and real estate loans by determining either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent. If it is doubtful that we will collect principal, we apply all payments to principal.

        We collectively evaluate large groups of smaller balance homogeneous loans for impairment. Accordingly, we do not separately identify individual consumer and residential loans for impairment unless such loans are the subject of a restructuring agreement or the borrower has filed bankruptcy.

        Acquired loans—These loans are recorded at fair value at the date of acquisition, and accordingly no allowance for loan losses is transferred to the acquiring entity in connection with purchase accounting. The fair values of loans with evidence of credit deterioration (purchased, credit-impaired loans) are initially recorded at fair value, but thereafter accounted for differently than purchased, non-credit-impaired loans. For purchased, credit-impaired loans, the excess of all cash flows estimated to be collectable at the date of acquisition over the purchase price of the purchase credit-impaired loan is recognized as interest income, using a level-yield basis over the life of the loan. This amount is referred to as the accretable yield. The purchased credit-impaired loan's contractually-required payments receivable estimated to be in excess of the amount of its future cash flows expected at the date of acquisition is referred to as the non-accretable difference, and is not reflected as an adjustment to the yield, in the form of a loss accrual or a valuation allowance.

        Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each purchased, credit-impaired loan in comparison to management's initial performance expectations. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions or a reclassification of amount from non-accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

        Acquired performing loans are accounted for using the contractual cash flows method of recognizing discount accretion based on the acquired loans' contractual cash flows. Acquired performing loans are recorded as of the purchase date at fair value. Credit losses on the acquired performing loans are estimated based on analysis of the performing portfolio. A provision for loan losses is recognized for any further credit deterioration that occurs in these loans subsequent to the acquisition date.

        Loans Held-for-Sale—The loans classified in the held-for-sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at December 31, 2013 and will be settled subsequent to that date. Only loans purchased by investors with recourse obligations are included in other liabilities.

        Allowance for Loan Losses—The allowance for loan losses represent an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans and other extensions

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

of credit that may become uncollectible. Management bases its judgment in determining the adequacy of the allowance on evaluations of the collectability of loans. Management takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, and review of specific problem areas. If the current economy or real estate market continues to suffer a severe downturn, we may need to increase the estimate for uncollectible accounts. We charge off loans which we deem uncollectible and deduct them from the allowance. We add recoveries on loans previously charged off to the allowance.

        During the third quarter of 2013, management revised the methodology for the loss-rate analysis for the performing loan portfolios due to the increase in total loans and the complexity of the loan portfolio. The primary changes in the methodology were to segment loans with similar risk characteristics, change the look back period to 12 quarters and enhance our qualitative environmental factors applied. Previously we used various loss measurement periods for the different segments. Some were three years and some had history disregarded because there was so little in losses.

        Management made the following changes to the methodology during the third quarter of 2013:

  •
  The portfolio is analyzed in the following segments for the ASC 450 analysis pool and is sorted by the following loan types:

    Commercial
    Commercial & Industrial Loans
     Commercial Real Estate
    Commercial Real Estate Loans—Owner Occupied
    Commercial Real Estate Loans—Non-owner occupied
    Commercial Real Estate Loans—Hotels/Motels/Inns
    Commercial Land Loans
    Commercial Acquisition & Development Loans
     Residential Real Estate
    Residential Land Loans
    Residential Acquisition & Development Loans
    Residential First Lien Loans (including construction)—Investor
    Residential First Lien Loans (including construction)—Owner Occupied
    HELOC & Closed End Junior Lien Loans
     Consumer
    Consumer Installment Loans—Boats
    Consumer Installment Loans—Other
    Consumer Revolving & Credit Cards

  •
  Within each of the above loan types, each portfolio is sorted by the risk assessment rating of each loan as Pass, Pass-Watch, Special Mention or Substandard.

  •
  The Bank's loss experience for each of the last 12 quarters is aggregated and that total is used to create a percentage of the loan portfolio as it existed at the beginning of the 12 quarter "look back."

  •
  The Bank's loss experience (Loss Factor) is progressively tiered by risk category for Pass, Pass-Watch, Special Mention and Substandard loans by applying a higher loss factor to higher risk rated categories. Loans rated "Doubtful" or "Loss" are, by definition, impaired and will be

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

    specifically reserved based upon Bank management's best estimate of the loss exposure for each loan.

  •
  Qualitative factors now include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; regional and local economic trends and conditions; Peer Group loan loss history; concentrations of credit; quality of the bank's loan review system; external factors, such as competition, legal and regulatory requirements; and, management's collective assessment of the appropriateness of the allowance for loan losses in light of recent trends, events, political impact and other considerations.

        Advertising—We expense advertising costs over the life of ad campaigns. We expense general purpose advertising as we incur it.

        Income taxes—The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. If needed, we use a valuation allowance to reduce the deferred tax assets to the amount we expect to realize. We allocate tax expense and tax benefits to Bancshares and its subsidiaries based on their proportional share of taxable income.

        Earnings per share—We determine basic earnings per common share by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding giving retroactive effect to stock dividends.

        We calculate diluted earnings per common share by including the average dilutive common stock equivalents outstanding during the period. Dilutive common equivalent shares consist of stock options and warrants, calculated using the treasury stock method.

	Years Ended December 31,
	2013	2012	2011
Net Income	$7,838,829	$7,530,464	$5,379,971

Denominator:
Weighted average common shares outstanding	9,044,844	6,828,512	6,223,057
Effect of Diluted Options	104,356	65,133	30,841

Diluted shares	9,149,200	6,893,645	6,253,898

Net income per share:
Basic	$0.87	$1.10	$0.86
Diluted	$0.86	$1.09	$0.86

        Comprehensive income—Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes and unrealized gain (loss) on the pension plan. The line item affected in the consolidated statements of income by the re-classified amounts is gain on sales or calls of investment securities.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Summary of Significant Accounting Policies (Continued)

        Reclassifications—We have made certain reclassifications to the 2012 and 2011 financial presentation to conform to the 2013 presentation.

        Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). This guidance is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income ("AOCI"). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have an impact on our financial condition, results of operations, or cash flows, but did result in additional disclosures in the financial statements.

        ASU 2012-02 "Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment" gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 was effective January 1, 2013 (early adoption permitted) and it did not have a significant impact on our financial statements or results of operations.

2. Acquisition of WSB Holdings, Inc.

        On May 10, 2013, Bancshares acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB). We converted each share of common stock of WSB Holdings into the right to receive, at the holder's election, $6.0743 in cash or 0.557 shares of Bancshares' common stock. We paid cash for any fractional shares of Bancshares' common stock and aggregate cash consideration of $17.0 million. The total merger consideration was $54.7 million.

        In connection with the acquisition, WSB was merged with and into Old Line Bank, with the Bank the surviving bank.

        The acquired assets and assumed liabilities of WSB Holdings were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of WSB Holdings. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Premises and equipment was valued based on recent appraised values. Management used quoted or current market

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Acquisition of WSB Holdings, Inc. (Continued)

prices to determine the fair value of investment securities and long-term borrowings that were assumed from WSB Holdings.

        The statement of net assets acquired and the resulting goodwill recorded is presented in the following table. As explained in the notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at the acquisition date fair value.

	As Recorded by WSB Holdings, Inc	Fair Value Adjustments		As Recorded by Old Line Bancshares, Inc.
Assets
Cash and due from banks	$5,576,699	$—		$5,576,699
Federal funds sold	33,269,900	(16,966,208)		16,303,692

Total cash and cash equivalents	38,846,599	(16,966,208)		21,880,391
Investment securities available for sale	79,476,355	(101,654)	(a)	79,374,701
Loans, net of deferred fees and costs	177,204,282	(14,263,180)	(b)	162,941,102
Allowance for loan losses	(2,767,274)	2,767,274	(b)	—
Premises and equipment	4,705,902	5,673,151	(c)	10,379,053
Accrued interest receivable	886,413	—		886,413
Deferred income taxes	7,396,519	4,005,790	(d)	11,402,309
Bank owned life insurance	12,986,817	—		12,986,817
Other real estate owned	5,225,958	(993,476)	(e)	4,232,482
Core deposit intangible	—	2,434,723	(f)	2,434,723
Other assets	4,326,538	(567,850	)(g)	3,758,688

Total assets	$328,288,109	$(18,011,430)		$310,276,679

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$10,863,874	$—		$10,863,874
Interest bearing	204,375,389	955,452	(h)	205,330,841

Total deposits	215,239,263	955,452		216,194,715
Long term borrowings	56,000,000	4,250,568	(i)	60,250,568
Accrued interest payable	246,416	—		246,416
Other liabilities	2,979,727	118,066		3,097,793

Total liabilities	$274,465,406	$5,324,086		$279,789,492

Net identifiable assets acquired over (under) liabilities assumed	53,822,703	(23,335,516)		30,487,187
Goodwill	—	7,159,875	(j)	7,159,875

Net assets acquired over liabilities assumed	53,822,703	(16,175,641)		37,647,062

Explanation of fair value adjustments

(a)
Adjustment reflects marking the available for sale portfolio to fair value as of the acquisition date.

(b)
Adjustment reflects the fair value adjustments based on Old Line Bancshares' evaluation of the acquired loan portfolio and excludes the allowance for losses recorded by WSB Holdings.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Acquisition of WSB Holdings, Inc. (Continued)

(c)
Adjustment reflects the fair value adjustments based on Bancshares' evaluation of the acquired premises and equipment.

(d)
Adjustment to record deferred tax asset related to fair value adjustments at 39.45% income tax rate.

(e)
Adjustment reflects the fair value adjustments to other real estate owned based on Bancshares' evaluation of the acquired other real estate owned portfolio.

(f)
Adjustment reflects the recording of the core deposits intangible on the acquired deposit accounts.

(g)
Adjustment reflects the impairment of certain WSB Holdings' prepaid and deferred accounts.

(h)
Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.

(i)
Adjustment reflects the fair value of WSB Holdings' borrowings acquired on acquisition date and is related to the Federal Home Loan Bank of Atlanta ("FHLB") pre-payment penalty incurred subsequent to the acquisition date in the connection with the repayment of all of WSB's FHLB advances by Bancshares.

(j)
Within the measurement period, goodwill was increased $946,240.

        We allocated the purchase price for WSB Holdings as follows:

Purchase Price Consideration—Common Stock
WSB Holdings shares outstanding exchanged for stock	5,223,633
Exchange ratio	0.557
Old Line Bancshares shares issued to WSB Holdings stockholders	2,909,486
Purchase price per WSB Holdings common share	$6.0743
Cash consideration	$16,966,208
Purchase price assigned to shares exchanged for stock	$37,765,128
Expenses not accrued for and paid by Old Line Bank	$(118,066)

Final purchase price for WSB acquisition	$37,647,062

        The following is an outline of the expenses that we have incurred during the years ended December 31, 2013 and 2012 in conjunction with the WSB Holdings merger:

Years ended December 31,	2013	2012
Data processing	$2,610,429	$—
Salaries	254,517	—
Advisory & legal fees	523,684	314,676

	$3,388,630	$314,676

        During the third quarter of 2013, within the measurement period, goodwill was increased $946,240 associated with the acquisition of WSB Holdings. This amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date. This increase represents an increase of $102,484 to our fair value adjustment on one lot loan, a decrease of $2,949 in our deferred tax assets, a decrease of $8,310 to our fair value adjustment on one commercial land

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Acquisition of WSB Holdings, Inc. (Continued)

property in other real estate owned and a decrease of $849,117 on the fair value of our investments classified as available for sale that we identified during the period.

        As a result of the acquisition of WSB Holdings, during the second quarter of 2013 we recorded a core deposit intangible of $2.4 million. This amount represented the premium that we paid to acquire WSB's core deposits over the fair value of such deposits. We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of ten years.

3. Goodwill and Other Intangible Assets

        The following is a summary of changes in the carrying amounts of goodwill as well as the gross carrying amounts and accumulated amortization of core deposit intangibles:

	December 31,
	2013	2012
Goodwill:
Carrying amount at beginning of year	$633,790	$633,790
Goodwill from WSB acquisition	7,159,875	—

Carrying amount at end of year	$7,793,665	$633,790

Core deposit intangible:
Core deposit intangible	$5,002,917	$5,002,917
Acquired during the year	2,434,723	—
Less accumulated amortization	(2,150,139)	(1,311,445)

Carrying amount at end of year	$5,287,501	$3,691,472

        We recorded amortization expense related to the core deposit intangible of $838,694, $727,421 and $584,024 for the years ended December 31, 2013, 2012 and 2011, respectively. Core deposit intangibles are being amortized as follows:

Years ended December 31,	Core Deposit Premium
2014	$866,706
2015	792,898
2016	717,873
2017	641,632
2018	564,173
Thereafter	1,704,219

Total	$5,287,501

4. Cash and Equivalents

        The Bank may carry balances with other banks that exceed the federally insured limit. The average balance exceeded the federally insured limit by $347,612 in 2013 and by $4,374,082 in 2012. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $3,582,839 and $4,160,808 in 2013 and, 2012, respectively. Federal banking regulations require banks to carry non-interest

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Cash and Equivalents (Continued)

bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

5. Investment Securities

        Investment securities are summarized as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2013
Available for sale
U. S. treasury	$1,249,831	$156	$—	$1,249,987
U.S. government agency	42,942,107	—	(2,206,975)	40,735,132
Municipal securities	61,190,506	601,327	(2,525,198)	59,266,635
Mortgage backed securities:
FHLMC certificates	5,214,835	75,950	(84,819)	5,205,966
FNMA certificates	19,055,521	161,209	(513,728)	18,703,002
GNMA certificates	40,878,372	127,750	(1,084,896)	39,921,226
SBA loan pools	7,339,052	—	(251,224)	7,087,828

	$177,870,224	$966,392	$(6,666,840)	$172,169,776

December 31, 2012
Available for sale
U. S. treasury	$1,249,708	$1,542	$—	$1,251,250
U.S. government agency	28,493,293	105,183	(27,505)	28,570,971
Municipal securities	61,670,324	2,453,427	(270,102)	63,853,649
Mortgage backed securities
FHLMC certificates	6,448,848	245,541	(4,858)	6,689,531
FNMA certificates	17,600,875	858,903	—	18,459,778
GNMA certificates	50,914,071	700,339	(2,699)	51,611,711
SBA loan pools	1,098,701	5,631	—	1,104,332

	$167,475,820	$4,370,566	$(305,164)	$171,541,222

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Investment Securities (Continued)

        The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2013 and 2012:

	December 31, 2013
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency	$39,324,082	$2,107,099	$1,411,050	$99,876	$40,735,132	$2,206,975
Municipal securities	30,367,222	1,654,439	9,190,578	870,759	39,557,800	2,525,198
Mortgage backed securities
FHLMC certificates	2,827,273	84,819	—	—	2,827,273	84,819
FNMA certificates	13,596,358	513,728	—	—	13,596,358	513,728
GNMA certificates	25,094,656	858,339	4,823,932	226,557	29,918,588	1,084,896
SBA loan pools	7,087,828	251,224	—	—	7,087,828	251,224

	$118,297,419	$5,469,648	$15,425,560	$1,197,192	$133,722,979	$6,666,840

	December 31,2012
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agency	$4,498,200	$27,505	$—	$—	$4,498,200	$27,505
Municipal securities	13,470,047	270,102	—	—	13,470,047	270,102
Mortgage backed securities
FHLMC certificates	1,340,171	4,858	—	—	1,340,171	4,858
FNMA certificates	—	—	—	—	—	—
GNMA certificates	1,456,840	2,699	—	—	1,456,840	2,699

	$20,765,258	$305,164	$—	$—	$20,765,258	$305,164

        At December 31, 2013, we had 120 investment securities that were in an unrealized loss position for less than 12 months and 26 investment securities in an unrealized loss position for 12 months or more.

        We consider all unrealized losses on securities as of December 31, 2013 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of December 31, 2013, we do not have the intent to sell any of the securities classified as available for sale with unrealized losses and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not recognized any other than temporary impairment loss in our consolidated statement of income.

        During the year ended December 31, 2013, we received $95,338,330 in proceeds from sales and calls and realized gains of $857,079 and realized losses of $215,991 for total realized net gain of $641,088. During the year ended December 31, 2012, we received $30,961,092 in proceeds from sales and calls of

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Investment Securities (Continued)

investment securities and realized gains of $1,169,274 and realized losses of $12,493 for a total net gain of $1,156,781.

        Contractual maturities and pledged securities at December 31, 2013 and 2012, are shown below. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties. In addition, we classify mortgage backed securities based on maturity date, although the Bank receives payments on a monthly basis. We have pledged securities to customers who have funds invested in overnight repurchase agreements and deposits.

	2013		2012
December 31,	Amortized cost	Fair value	Amortized cost	Fair value
Maturing
Within one year	$1,249,831	$1,249,988	$1,524,056	$1,527,846
Over one to five years	10,547,434	10,411,815	14,230,204	14,348,906
Over five to ten years	46,455,999	44,572,445	29,888,753	30,476,885
Over ten years	119,616,960	115,935,528	121,832,807	125,187,585

	$177,870,224	$172,169,776	$167,475,820	$171,541,222

Pledged securities	$42,020,023	$41,289,389	$34,312,950	$35,085,026

6. Loans and Allowance for Loan Losses

        Major classifications of loans are as follows:

	December 31, 2013			December 31, 2012
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$163,105,356	$30,102,731	$193,208,087	$143,659,006	$35,918,995	$179,578,001
Investment	162,188,671	54,091,676	216,280,347	86,718,482	25,856,159	112,574,641
Hospitality	67,291,387	8,546,239	75,837,626	61,278,653	—	61,278,653
Land and A&D	40,595,806	8,399,178	48,994,984	22,633,751	3,328,394	25,962,145
Residential Real Estate
First Lien—Investment	45,294,434	28,364,096	73,658,530	27,872,303	17,752,952	45,625,255
First Lien—Owner Occupied	13,909,939	62,247,502	76,157,441	6,794,384	29,298,823	36,093,207
Residential Land and A&D	19,845,291	13,724,942	33,570,233	20,191,960	7,802,094	27,994,054
HELOC and Jr. Liens	18,302,560	3,359,063	21,661,623	16,405,433	3,263,189	19,668,622
Commercial and Industrial	89,629,043	11,161,347	100,790,390	69,746,472	8,490,785	78,237,257
Consumer	10,127,525	870,843	10,998,368	9,944,466	1,059,991	11,004,457

	630,290,012	220,867,617	851,157,629	465,244,910	132,771,382	598,016,292
Allowance for loan losses	(4,397,552)	(531,661)	(4,929,213)	(3,648,723)	(316,624)	(3,965,347)
Deferred loan costs, net	1,021,167	(993)	1,020,174	1,093,983	—	1,093,983

	$626,913,627	$220,334,963	$847,248,590	$462,690,170	$132,454,758	$595,144,928

(1)
As a result of the acquisitions of Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A. (MB&T), in April 2011 and of WSB Holdings, the parent company of WSB, in May 2013, we have segmented the portfolio into two components, loans originated by the Bank (legacy) and loans acquired from MB&T and WSB (acquired).

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

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

        In addition to the internal business processes employed in the credit administration area, the Bank retains an outside independent firm to review the loan portfolio. This firm performs a detailed annual review and an interim update. We use the results of the firm's report to validate our internal ratings and we review the commentary on specific loans and on our loan administration activities in order to improve our operations.

Commercial Real Estate Loans

        We finance commercial real estate for our clients, for owner occupied and investment properties. Commercial real estate loans totaled $534.3 million and $379.4 million at December 31, 2013 and 2012. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent of successful operation or management of the properties. We will generally finance owner occupied commercial real estate at a maximum loan to value of 85% and investor real estate at a maximum loan to value of 75%.

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

        At December 31, 2013, we had approximately $75.8 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

        We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on investment properties. Our residential loan portfolio amounted to $205.0 and $129.4 million at December 31, 2013 and 2012. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower's primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

an analysis of the borrower's debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans. We also originate loans for resale in the secondary market on a servicing released basis and record these loans as held-for-sale. The premium is recorded in gain on sale of loans in non-interest income. Our minimum credit score required for loans sold in secondary market is 640 with some exceptions to 620 for Veterans.

        This segment of our portfolio also consists of funds advanced for construction of single family residences, multi-family housing and commercial buildings for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders and consumers for the construction of pre-sold homes. We also make commercial real estate construction loans, primarily for owner-occupied properties. To mitigate the risks, we generally limit loan amounts to 80% or less of appraised values and obtain first lien positions on the property. The Bank limits its construction lending risk through adherence to established underwriting procedures. These loans generally have short durations, meaning maturities typically of nine months or less. Residential houses, multi-family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. The vast majority of these loans are concentrated in our primary market area.

        Construction lending also entails significant risk. These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. An appraisal of the property estimates the value of the project prior to completion of construction. Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan to value ratios. To mitigate the risks, we generally limit loan amounts to 80% or less of appraised values and obtain first lien positions on the property. We generally only offer real estate construction financing to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan "take-out". We also perform a complete analysis of the borrower and the project under construction. This analysis includes a review of the cost to construct, the borrower's ability to obtain a permanent "take-out", the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion basis. We inspect each project as needed prior to advancing funds during the term of the construction loan.

Commercial Business Lending

        Our commercial business lending consists of lines of credit, revolving credit facilities, accounts receivable financing, term loans, equipment loans, SBA loans, standby letters of credit and unsecured loans. We originate commercial business loans for any business purpose including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, and acquisition activities. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, deeds of trust and other collateral such as marketable securities, cash value of life insurance and time deposits at the Bank.

        Commercial business loans generally depend on the success of the business for repayment. They may also involve high average balances, increased difficulty monitoring and a high risk of default. To help manage this risk, we typically limit these loans to proven businesses and we generally obtain appropriate collateral and personal guarantees from the borrower's principal owners and monitor the financial

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

condition of the business. For loans in excess of $250,000, monitoring generally includes a review of the borrower's annual tax returns and updated financial statements.

Consumer Installment Lending

        We offer various types of secured and unsecured consumer loans. We make consumer loans for personal, family or household purposes as a convenience to our customer base. However, these loans are not a focus of our lending activities. As a general guideline, a consumer's total debt service should not exceed 40% of his or her gross income. The underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.

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

Concentrations of Credit

        Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George's and St. Mary's counties. The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans. As of December 31, 2013 and 2012, the only industry in which we had a concentration of loans was the hospitality industry, as previously mentioned.

Non-Accrual and Past Due Loans

        We consider loans past due if the borrower has not paid the required principal and interest payments when due under the original or modified terms of the promissory note and place a loan on non-accrual status when the payment of principal or interest has become 90 days past due. When we classify a loan as non-accrual, we no longer accrue interest on such loan and we reverse any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual legacy loans only when received. We originally recorded purchased, credit-impaired loans at fair value upon acquisition, and an accretable yield is established and recognized as interest income on purchased loans to the extent subsequent cash flows support the estimated accretable yield. Purchased, credit-impaired loans that perform consistently with the accretable yield expectations are not reported as non-accrual or non-performing. However, purchased, credit-impaired loans that do not continue to perform according to accretable yield expectations are considered impaired, and presented as non-accrual and non-performing. Currently, management expects to fully collect the carrying value of acquired, credit-impaired loans.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

        The table below presents an aging analysis of the loan held for investment portfolio at December 31, 2013 and 2012.

	Age Analysis of Past Due Loans
	December 31, 2013			December 31, 2012
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$620,559,847	$214,086,692	$834,646,539	$461,628,288	$128,070,641	$589,698,929
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate:
Owner Occupied	828,388	54,035	882,423	830,349	—	830,349
Investment	—	534,694	534,694	—	—	—
Residential Real Estate:
First-Investment	521,405	845,018	1,366,423	531,521	250,000	781,521
First-Owner Occupied	—	2,584,408	2,584,408	—	260,251	260,251
Land and A&D	—	35,162	35,162	—	—	—
HELOC and Jr. Liens	—	—	—	—	48,921	48,921
Commercial	224,322	396,215	620,537	436,868	36,923	473,791
Consumer	—	14,108	14,108	—	6,283	6,283

Total 30 - 89 days past due	1,574,115	4,463,640	6,037,755	1,798,738	602,378	2,401,116

90 or more days past due
Commercial Real Estate:
Owner Occupied	—	309,767	309,767	—	—	—
Residential Real Estate:
First-Investment	—	—	—	—	—	—
First-Owner Occupied	—	429,144	429,144	—	—	—
Land and A&D	—	915,649	915,649	—	—	—
Consumer	—	—	—	—	6,410	6,410

Total 90 or more days past due	—	1,654,560	1,654,560	—	6,410	6,410

Total accruing past due loans	1,574,115	6,118,200	7,692,315	1,798,738	608,788	2,407,526

Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	1,849,685	—	1,849,685	—	771,190	771,190
Investment	—	376,050	376,050	—	—	—
Hospitality	4,473,345	—	4,473,345	—	—	—
Land and A&D	—	—	—	351,276	200,000	551,276
Residential Real Estate:
First-Investment	123,183	—	123,183	138,708	925,696	1,064,404
First-Owner Occupied	925,814	156,143	1,081,957	453,165	1,818,051	2,271,216
Land and A&D	—	130,532	130,532	—	341,624	341,624
Commercial	769,597	—	769,597	874,735	35,392	910,127
Consumer	14,426	—	14,426	—	—	—

Total Recorded Investment
Non-accruing past due loans:	8,156,050	662,725	8,818,775	1,817,884	4,091,953	5,909,837

Total Loans	$630,290,012	$220,867,617	$851,157,629	$465,244,910	$132,771,382	$598,016,292

        We evaluate all impaired loans, which includes non-performing loans and troubled debt restructurings (TDRs). We do not recognize interest income on non-performing loans during the time period that the

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

loans are non-performing on either a cash or accrual basis. We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The accrued interest recognized on impaired loans was immaterial during the year ended December 31, 2012.

        We individually evaluate all legacy substandard loans risk rated seven, certain legacy special mention loans risk rated six and all legacy TDRs, for impairment. We individually evaluate all acquired loans that we risk rated substandard seven subsequent to the acquisition, certain acquired special mention loans risk rated six and all acquired TDRs for impairment. We also evaluate all loans acquired and recorded at fair value under ASC 310-30 for impairment.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

        The table below presents our impaired loans at December 31, 2013.

Impaired Loans Twelve months ended December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,849,685	$1,849,685	$—	$1,855,418	$70,711
Residential Real Estate:
First-Investment	123,183	123,183	—	129,105	—
Commercial	2,136,376	2,136,376	—	2,235,110	90,917
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	274,516	274,516	137,258	282,630	18,177
Investment	1,363,821	1,363,821	136,382	1,385,973	63,855
Hospitality	4,473,345	4,473,345	1,250,000	4,491,435	105,772
Residential Real Estate:
First-Owner Occupied	925,814	925,814	167,450	931,492	16,664
Commercial	459,439	459,439	191,753	510,230	31,018
Consumer	7,390	7,390	7,390	7,426	32

Total legacy impaired	11,613,569	11,613,569	1,890,233	11,828,819	397,146
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	605,314	579,583	—	590,677	24,821
Residential Real Estate:
Land and A&D	1,628,156	241,624	—	241,624	—
Commercial	87,387	87,387	—	88,508	4,533
With an allowance recorded:
Commercial Real Estate:
Investment	372,047	376,050	279,037	376,047	17,509
Residential Real Estate:
First-Owner Occupied	411,891	412,742	187,109	414,020	11,460
Land and A&D	131,031	130,532	65,515	130,332	8,709

Total acquired impaired	3,235,826	1,827,918	531,661	1,841,208	67,032

Total impaired	$14,849,395	$13,441,487	$2,421,894	$13,670,027	$464,178

(1)
Generally accepted accounting principles require that we record acquired loans at fair value at acquisition date. These loans are not performing according to their contractual terms and meet our definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we may accrete their fair value discounts to interest income as a result of pre-payments that exceeds our cash flow expectations or payment in full of amounts due even though we classify them as non-accrual.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

        The table below presents our impaired loans at December 31, 2012.

Impaired Loans Twelve months ended December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment
Legacy
With no related allowance recorded:
Residential Real Estate:
First-Investment	$138,708	$138,708	$—	$167,157
First-Owner Occupied	453,165	453,165	—	546,108
Commercial	874,735	874,735	—	1,199,983
With an allowance recorded:
Commercial Real Estate:
Land and A&D	350,340	350,340	100,000	1,270,542
Residential Real Estate:
First-Owner Occupied	499,122	499,122	25,000	499,122
Commercial	—	—	—	77,976
Consumer	—	—	—	142,671

Total legacy impaired	2,316,070	2,316,070	125,000	3,903,559
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	3,551,362	1,375,517	—	1,678,172
Land and A&D	349,698	200,000	—	202,674
Residential Real Estate:
First-Investment	2,316,099	925,696		1,348,140
First-Owner Occupied	1,629,095	456,530	—	620,257
Land and A&D	244,700	100,000	—	65,856
Commercial	214,697	126,140	—	172,982
Consumer	—	—	—	51,540
With an allowance recorded:
Commercial Real Estate:
Land and A&D	1,628,156	241,624	241,624	657,812
Residential Real Estate:
First-Owner Occupied	1,620,660	1,361,520	75,000	543,133

Total acquired impaired	11,554,467	4,787,027	316,624	5,340,566

Total impaired	$13,870,537	$7,103,097	$441,624	$9,244,125

(1)
Generally accepted accounting principles require that we record acquired loans at fair value at acquisition date. These loans are not performing according to their contractual terms and meet our definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we may accrete their fair value discounts to interest income as a result of pre-payments

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

  that exceeds our cash flow expectations or payment in full of amounts due even though we classify them as non-accrual.

          We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at December 31, 2013 consisted of five loans for $666,970 compared to five loans at December 31, 2012 for $1,193,260.

          The following table includes the recorded investment and number of modifications for TDRs for the years ended December 31, 2013 and 2012. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification.

	Loans Modified as a TDR for the twelve months ended
	December 31, 2013			December 31, 2012
Troubled Debt Restructurings— (Dollars in thousands)	# of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Acquired
Residential Real Estate Owner Occupied	1	60	60	—	—	—

Total Troubled Debt Restructurings	1	$60	$60	—	$—	$—

          There were no loans that were modified as TDRs during the previous 12 months and for which there was a payment default during the years ended December 31, 2013 or 2012.

  Acquired loans

        The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all WSB impaired loans as of the acquisition date.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

WSB Acquired Impaired Loans as of May 10, 2013

May 10, 2013	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable Yield	Loans Receivable
Business loans risk rated 4 at acquisition	$—	$—	$—	$—	$—
Business loans risk rated 5 at acquisition	33,038	19,822	13,216	21	13,195
Business loans risk rated 6 at acquisition	233,880	140,328	93,552	10,765	82,787

Total business loans	266,918	160,150	106,768	10,786	95,982

Real estate loans risk rated 4 at acquisition	6,352,445	2,155,197	4,197,248	655,823	3,541,425
Real estate loans risk rated 5 at acquisition	7,346,174	1,938,104	5,408,070	643,135	4,764,935
Real estate loans risk rated 6 at acquisition	19,385,909	8,261,491	11,124,418	1,497,052	9,627,366
Real estate loans risk rated 7 at acquisition	424,784	157,367	267,417	(60,149)	327,566

Total real estate loans	33,509,312	12,512,159	20,997,153	2,735,861	18,261,292

Total impaired loans acquired	$33,776,230	$12,672,309	$21,103,921	$2,746,647	$18,357,274

        At our acquisition of WSB Holdings, we recorded all loans acquired at the estimated fair value on their purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into two loan pools, performing and non-performing.

        We had an independent third party determine the net discounted value of cash flows on approximately 450 performing loans totaling $143.5 million. The valuation took into consideration the loans' underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net premium of $3.2 million at acquisition. We then adjusted these values for inherent credit risk within each pool, which resulted in a total credit adjustment of $2.5 million.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $2.6 million on the acquisition date relating to these impaired loans.

        During the third quarter of 2013, we re-classified $21.1 million (net of credit marks) of our acquired loans to available for sale from loans acquired in the April 2011 merger with Maryland Bankcorp, the May 2013 merger with WSB Holdings and the repurchase, from another bank, of a participation on one of the WSB Holdings credit impaired loans. The loans disposed of totaled approximately $22.6 million, which consisted primarily of purchase credit impaired loans that we marketed with brokers and settled during the fourth quarter of 2013 through brokered sales transactions. The proceeds of this sale was approximately $3.4 million, which was recorded as gain on sale of loans. The disposals included approximately $12.0 million of loans that were over 90 days past due.

        The following tables outline the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all acquired impaired loans at December 31, 2013 and 2012.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

Acquired Impaired Loans at December 31, 2013

December 31, 2013	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable Yield	Loans Receivable
Business loans risk rated 4 at acquisition	$77,914	$5,104	$72,810	$—	$72,810
Business loans risk rated 5 at acquisition	3,914	1,797	2,117	—	2,117
Business loans risk rated 6 at acquisition	—	—	—	—	—

Total business loans	81,828	6,901	74,927	—	74,927

Real estate loans risk rated 4 at acquisition	3,487,315	457,567	3,029,748	(17,431)	3,047,179
Real estate loans risk rated 5 at acquisition	3,554,831	1,777,689	1,777,142	58,202	1,718,940
Real estate loans risk rated 6 at acquisition	5,358,818	1,457,087	3,901,731	—	3,901,731
Real estate loans risk rated 7 at acquisition	—	—	—	—	—

Total real estate loans	12,400,964	3,692,343	8,708,621	40,771	8,667,850

Total impaired loans acquired	$12,482,792	$3,699,244	$8,783,548	$40,771	$8,742,777

Accretable Yield
Beginning balance December 31, 2012	$—
Additions due to WSB acquisition	2,746,647
Accreted to income	(3,841,252)
Reclassification from non-accretable(1)	3,823,134
Loans sold in the fourth quarter(2)	(2,687,758)

Ending balance December 31, 2013	$40,771

(1)
Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

(2)
Represents previously acquired impaired loans we pooled and sold in the fourth quarter.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

Acquired Impaired Loans at December 31, 2012

December 31, 2012	Contractually Required Payments Receivable	Non-Accretable Credit Adjustments	Cash Flows Expected To Be Collected	Accretable Yield	Loans Receivable
Business loans risk rated 4 at acquisition	$1,371,081	$205,662	$1,165,419	$—	$1,165,419
Business loans risk rated 5 at acquisition	50,153	42,882	7,271	—	7,271
Business loans risk rated 6 at acquisition	87,422	52,030	35,392	—	35,392

Total business loans	1,508,656	300,574	1,208,082	—	1,208,082

Real estate loans risk rated 4 at acquisition	3,526,864	482,256	3,044,608	—	3,044,608
Real estate loans risk rated 5 at acquisition	3,474,335	1,706,877	1,767,458	—	1,767,458
Real estate loans risk rated 6 at acquisition	16,420,887	9,077,153	7,343,734	—	7,343,734
Real estate loans risk rated 7 at acquisition	—	—	—	—	—

Total real estate loans	23,422,086	11,266,286	12,155,800	—	12,155,800

Total impaired loans acquired	$24,930,742	$11,566,860	$13,363,882	$—	$13,363,882

Accretable Yield
Beginning balance December 31, 2011	$—
Accreted to income	3,343,955
Reclassification from non-accretable(1)	(3,343,955)

Ending balance December 31, 2012	$—

(1)
Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

  Credit Quality Indicators

        We review the adequacy of the allowance for loan losses at least quarterly. We base the evaluation of the adequacy of the allowance for loan losses upon loan categories. We categorize loans as residential real estate loans, commercial real estate loans, commercial loans and consumer loans. We further divide commercial real estate loans by owner occupied, investment, hospitality and land acquisition and development. We also divide residential real estate by owner occupied, investment, land acquisition and development and junior liens. All categories are divided by risk rating and loss factors and weighed by risk rating to determine estimated loss amounts. We evaluate delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with collateral separately and assign loss amounts based upon the evaluation.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

        We determine loss ratios for all loans based upon a review of the three year loss ratio for the category and qualitative factors.

        With respect to commercial loans, management assigns a risk rating of one through nine as follows:

  •
  Risk rating 1 (Highest Quality)—This category has the highest relative probability of repayment. Borrowers in this category would normally be investment grade risks, meaning entities having access (or capable of access) to the public capital markets and the supporting loan underwriting conforms to the standards of institutional credit providers. Credit risk is virtually absent due to the borrower's substantial financial capacity, superior liquidity, and outstanding debt service coverage. This rating is generally reserved for the strongest customers of the Bank, or for loans that are secured by a perfected security interest in U. S. Government securities, investment grade government sponsored entities bonds, investment grade municipal bonds, insured savings accounts and insured certificates of deposit drawn on Old Line Bank or other high quality financial institutions. Loans to individuals of vast financial capacity, or those supported by conservatively margined liquid collateral, may warrant this Highest Quality rating.

  •
  Risk rating 2 (Very Good Quality) is normally assigned to a loan with a very high probability of repayment. Borrowers in this category may have access to alternative sources of financing. Credit risk is minimal due to the borrower's sound primary and secondary repayments sources, strong debt capacity and coverage and good management in all key positions. This rating is generally reserved for strong customers of the Bank, or for loans secured by a properly margined portfolio of high quality traded stocks, lower grade municipal bonds and uninsured certificates of deposit at other financial institutions. Loans to individuals of substantial financial capacity, exhibiting significant liquidity, low leverage and a well-defined source of repayment may warrant this Very Good Quality rating.

  •
  Risk rating 3 (Good Quality) is normally assigned to a loan with a sound primary and secondary source of repayment. This category represents a below average degree of risk as to repayment with no loss potential indicated. Borrowers in this category represent a reasonable credit risk with demonstrated ability to repay the debt from normal business operations. Borrowers should have a sound balance sheet, modest leverage, good liquidity and above average debt service coverage. There should be no significant departure from the intended source and timing of repayment and no undue reliance on secondary sources of repayment. To the extent that some variance exists in one or more criteria being measured, it may be offset by the relative strength of other factors and/or collateral pledged to secure the transaction. Loans to individuals of strong financial capacity, exhibiting good liquidity, reasonable leverage and defined primary and secondary sources of repayment may warrant this Good Quality rating.

  •
  Risk rating 4 (Average Quality)—This category represents an average degree of risk as to repayment with minimal to no loss potential indicated. Borrowers in this category exhibit generally stable operating trends. Borrowers should have a satisfactory balance sheet, manageable leverage, moderate liquidity and average debt service coverage. There should be no adverse departure from the intended source and timing of repayment and secondary sources of repayment should be readily available. Loans to individuals with adequate to strong net worth and some liquidity may warrant an Average Quality rating.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

  •
  Risk rating 5 (Pass/Watch)—Borrowers in this category generally exhibit characteristics of an Average Quality credit, but may be experiencing income volatility, negative operating trends and a more highly leveraged balance sheet, thus warranting more than the normal level of supervision. Loans to borrowers with industry volatility, declining market share, marginal or new management, weak internal reporting systems, inadequate financial reporting to the Bank and loans to start-up businesses or businesses with untested management generally warrant a "Watch" designation; provided, however, that events or circumstances prompting this rating do not constitute an undue or unwarranted credit risk. Credits that require additional monitoring such as construction loans, asset based loans and loans granted under certain government lending programs (i.e. U. S. Small Business Administration—"SBA") may be carried in this category where the risk or monitoring needs may be higher than the norm. Additionally, credits may be placed in this category because of an adverse event that has not weakened the credit, but which should be followed to assure that resolution occurs without material impact on the borrower.

  •
  Risk rating 6 (Special Mention)—Loans in this category generally represent currently protected, but potentially weak assets that deserve management's close attention. If left uncorrected, the potential weaknesses may, at some future date, result in deterioration of the repayment prospects for the loan or in the Bank's credit position. These loans constitute an unwarranted credit risk, but do not expose the Bank to sufficient risk to warrant adverse classification. Loans in this category may include credits that the Bank may be unable to supervise properly because of a lack of expertise, inadequate loan agreement, outdated and /or incomplete financial reporting, the condition of and control over collateral, failure to obtain proper documentation, or any other deviations from prudent lending practices. Economic or market conditions that may, in the future, affect the borrower, an adverse trend in the borrower's operations or an imbalanced position in the balance sheet that has not reached a point where liquidation is jeopardized may warrant this Special Mention designation.

  •
  Risk rating 7 (Substandard)—Loans in this category represent assets inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness, or weaknesses, that jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard credits, does not have to exist in individual extensions of credit classified Substandard. Loans in this category are subject to impairment analysis, may require a specific reserve allocation and may be placed on non-accrual status.

  •
  Risk rating 8 (Doubtful)—Loans in this category have all the weaknesses inherent in a Substandard credit with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly improbable. The key issue that makes a loan Doubtful is the potential for loss. The possibility for some degree of loss is extremely high, but because of certain important and reasonably specific pending factors that may be advantageous and strengthen the credit, a classification as an estimated loss is deferred until a more exact status can be determined. Such pending factors could include a proposed merger, acquisition or liquidation procedures, additional capital injection, perfection of liens on additional collateral and refinancing plans. Doubtful assets are subject to impairment analysis, a specific reserve allocation and must be placed on non-accrual status.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

  •
  Risk rating 9 (Loss) is assigned to charged-off loans. We consider assets classified as loss as uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has no recovery value, but that it is not practical to defer writing off the worthless assets, even though partial recoveries may occur in the future. Loans are charged off within the period in which they are determined to be uncollectible.

        We charge off loans that management has identified as losses. We consider suggestions from our external loan review firm and bank examiners when determining which loans to charge off. We automatically charge off consumer loan accounts based on regulatory requirements.

        If a loan that was previously rated a pass performing loan, from our acquisitions, deteriorates subsequent to the acquisition, the subject loan will be assessed for risk and, if necessary, evaluated for impairment. If the risk assessment rating is adversely changed and the loan is determined to not be impaired, the loan will be placed in a migration category and the credit mark established for the loan will be compared to the general reserve allocation that would be applied using the current allowance for loan losses formula for General Reserves. If the credit mark exceeds the allowance for loan losses formula for General Reserves, there will be no change to the allowance for loan losses. If the credit mark is less than the current allowance for loan losses formula for General Reserves, the allowance for loan losses will be increased by the amount of the shortfall by a provision recorded in the income statement. If the loan is deemed impaired, the loan will be subject to evaluation for loss exposure and a specific reserve. If the estimate of loss exposure exceeds the credit mark, the allowance for loan losses will be increased by the amount of the excess loss exposure through a provision. If the credit mark exceeds the estimate of loss exposure there will be no change to the allowance for loan losses. If a loan from the acquired loan portfolio is carrying a specific credit mark and a current evaluation determines that there has been an increase in loss exposure, the allowance for loan losses will be increased by the amount of the current loss exposure in excess of the credit mark.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

        The following tables outline the allocation of the loan portfolio by risk rating at December 31, 2013 and 2012.

	Account Balance
December 31, 2013	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$159,945,564	$27,089,317	$187,034,881
Investment	159,392,609	51,664,220	211,056,829
Hospitality	62,818,042	8,546,240	71,364,282
Land and A&D	37,383,344	8,148,372	45,531,716
Residential Real Estate:
First-Investment	44,064,312	27,103,460	71,167,772
First-Owner Occupied	12,896,971	60,399,843	73,296,814
Land and A&D	17,778,528	12,678,761	30,457,289
HELOC and Jr. Liens	18,302,559	3,359,063	21,661,622
Commercial	85,415,692	9,529,078	94,944,770
Consumer	10,113,098	870,843	10,983,941

	608,110,719	209,389,197	817,499,916
Special Mention(6)
Commercial Real Estate:
Owner Occupied	1,310,107	2,128,647	3,438,754
Investment	1,432,243	835,918	2,268,161
Hospitality	—	—	—
Land and A&D	3,212,463	250,806	3,463,269
Residential Real Estate:
First-Investment	1,106,938	733,107	1,840,045
First-Owner Occupied	87,154	762,920	850,074
Land and A&D	2,066,763	—	2,066,763
HELOC and Jr. Liens	—	—	—
Commercial	1,841,859	646,700	2,488,559
Consumer	—	—	—

	11,057,527	5,358,098	16,415,625
Substandard(7)
Commercial Real Estate:
Owner Occupied	1,849,685	884,767	2,734,452
Investment	1,363,821	1,591,538	2,955,359
Hospitality	4,473,345	—	4,473,345
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	123,183	527,528	650,711
First-Owner Occupied	925,812	1,084,740	2,010,552
Land and A&D	—	1,046,181	1,046,181
HELOC and Jr. Liens	—	—	—
Commercial	2,371,493	985,568	3,357,061
Consumer	14,427	—	14,427

	11,121,766	6,120,322	17,242,088
Doubtful(8)	—	—	—
Loss(9)	—	—	—

Total	$630,290,012	$220,867,617	$851,157,629

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

	Account Balance
December 31, 2012	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$142,283,571	$33,972,805	$176,256,376
Investment	83,869,949	25,196,743	109,066,692
Hospitality	56,746,375	—	56,746,375
Land and A&D	18,971,474	2,628,394	21,599,868
Residential Real Estate:
First-Investment	26,770,315	14,938,525	41,708,840
First-Owner Occupied	5,842,098	26,199,807	32,041,905
Land and A&D	18,976,502	6,526,483	25,502,985
HELOC and Jr. Liens	16,405,433	3,263,189	19,668,622
Commercial	65,763,830	7,438,290	73,202,120
Consumer	9,937,570	1,059,219	10,996,789

	445,567,117	121,223,455	566,790,572
Special Mention(6)
Commercial Real Estate:
Owner Occupied	1,375,435	—	1,375,435
Investment	1,446,504	702,688	2,149,192
Hospitality	4,532,278	—	4,532,278
Land and A&D	3,311,001	—	3,311,001
Residential Real Estate:
First-Investment	963,280	1,630,954	2,594,234
First-Owner Occupied	—	667,693	667,693
Land and A&D	1,215,458	683,987	1,899,445
HELOC and Jr. Liens	—	—	—
Commercial	1,338,360	7,271	1,345,631
Consumer	—	—	—

	14,182,316	3,692,593	17,874,909
Substandard(7)
Commercial Real Estate:
Owner Occupied	—	1,946,190	1,946,190
Investment	1,408,925	—	1,408,925
Hospitality	—	—	—
Land and A&D	351,276	700,000	1,051,276
Residential Real Estate:
First-Investment	138,708	1,183,473	1,322,181
First-Owner Occupied	952,287	2,388,823	3,341,110
Land and A&D	—	591,624	591,624
HELOC and Jr. Liens	—	—	—
Commercial	2,644,281	1,045,224	3,689,505
Consumer	—	—	—

	5,495,477	7,855,334	13,350,811
Doubtful(8)	—	—	—
Loss(9)	—	—	—

Total	$465,244,910	$132,771,382	$598,016,292

        The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. During 2013, the loan segments were

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

changed to align with our new allowance methodology which resulted in balance transfers from prior loan categories and assigned to each new loan segment.

December 31, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance					3,965,347
General provision for loan losses					1,289,153

Provision balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640

	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)

Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661

Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

December 31, 2012	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses for loans	1,056,287	(181,118)	(224,359)	40,007	690,817
Provision for loan losses for loans acquired with deteriorated credit quality	584,928	249,255	—	—	834,183
Recoveries	32,636	82,260	—	107,260	222,156

	3,796,919	1,072,707	340,881	277,920	5,488,427
Loans charged off	(970,335)	(316,753)	(91,953)	(144,039)	(1,523,080)

Ending Balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$125,000	$—	$—	$—	$125,000
Other loans not individually evaluated	2,384,960	755,954	248,928	133,881	3,523,723
Acquired Loans:
Individually evaluated for impairment	316,624	—	—	—	316,624

Ending balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

        Our recorded investment in loans as of December 31, 2013 and 2012 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

December 31, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$459,439	$6,111,682	$925,814	$7,390	$7,504,325
Individually evaluated for impairment without specific reserve	2,136,376	1,849,685	123,183	—	4,109,244
Other loans not individually evaluated	87,033,228	425,219,853	96,303,227	10,120,135	618,676,443
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	376,050	543,274	—	919,324
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	87,387	579,583	—	—	666,970
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	241,624	—	241,624
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	11,073,960	100,184,191	106,910,705	870,843	219,039,699

Ending balance	$100,790,390	$534,321,044	$205,047,827	$10,998,368	$851,157,629

December 31, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$—	$351,276	$498,186	$—	$849,462
Individually evaluated for impairment without specific reserve	2,644,280	1,408,925	591,873	—	4,645,078
Other loans not individually evaluated	67,102,192	312,529,691	70,174,021	9,944,466	459,750,370
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	1,603,144	—	1,603,144
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	—	—	—
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	8,490,785	65,103,548	56,513,914	1,059,991	131,168,238

Ending balance	$78,237,257	$379,393,440	$129,381,138	$11,004,457	$598,016,292

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Loans and Allowance for Loan Losses (Continued)

        The following table outlines the maturity and rate re-pricing distribution of the loan portfolio. For purposes of this disclosure, we have classified non-accrual loans as immediately re-pricing or maturing.

December 31,	2013	2012
Within one year	$251,460,974	$194,007,785
Over one to five years	342,132,684	318,094,237
Over five years	257,563,971	85,914,270

	$851,157,629	$598,016,292

        As of December 31, 2013, the Bank has pledged loans totaling $268,630,545 to support Federal Home Loan Bank borrowings.

        The Bank makes loans to customers located in the Maryland suburbs of Washington D.C. Residential and commercial real estate secure substantial portions of the Bank's loans. Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

7. Equity Securities

        We own the following equity securities:

December 31,	2013	2012
Federal Reserve Bank stock	$2,919,700	$1,553,250
Atlantic Central Bankers Bank stock	189,500	119,500
Federal Home Loan Bank stock	1,994,200	1,520,400
SLMA stock	413,910	269,798
Maryland Financial Bank stock	152,497	152,496

Total	$5,669,807	$3,615,444

        With the exception of the SLMA stock, which we carry at fair value based on current quoted market prices, we carry these securities at cost and have evaluated them for other than temporary impairment. In 2013 and 2012, we did not record any such impairment.

8. Pointer Ridge Office Investment, LLC

        We own 62.5% of Pointer Ridge and consolidate its results of operations with ours. The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Pointer Ridge Office Investment, LLC (Continued)

        Pointer Ridge Office Investment, LLC

December 31,	2013	2012	2011
Condensed Balance Sheets
Current assets	$286,206	$313,165
Non-current assets	6,622,560	6,938,990
Liabilities	6,108,972	6,208,029
Equity	799,794	1,044,126
Condensed Statements of Income
Revenue	$909,312	$842,230	$765,044
Expenses	1,153,644	1,015,897	1,160,562

Net loss	$(244,332)	$(173,667)	$(395,518)

9. Premises and Equipment

        A summary of our premises and equipment and the related depreciation expense follows:

December 31,	2013	2012
Land	$5,499,237	$4,460,943
Building	26,910,046	16,158,842
Leasehold improvements	4,638,258	5,494,997
Furniture and equipment	5,497,971	4,616,397

	42,545,512	30,731,179
Accumulated depreciation	7,329,644	5,598,166

Net premises and equipment	$35,215,868	$25,133,013

Depreciation expense	$1,775,547	$1,374,866

10. Deposits

        Major classifications of interest bearing deposits are as follows:

December 31,	2013	2012
Money market and NOW	$294,049,868	$171,477,751
Savings	85,142,831	64,312,830
Other time deposits-$100,000 and over	189,825,021	189,590,952
Other time deposits	176,608,142	121,181,022

	$745,625,862	$546,562,555

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Deposits (Continued)

        Time deposits mature as follows:

December 31,	2013	2012
Within three months	$66,727,567	$76,827,590
Over three to twelve months	148,921,752	150,721,575
Over one to three years	118,135,060	66,549,304
Over three to five years	32,648,784	16,673,505

	$366,433,163	$310,771,974

        Interest on deposits for the years ended December 31, 2013, 2012 and 2011, consisted of the following:

December 31,	2013	2012	2011
Money market and NOW	$614,402	$549,234	$615,337
Savings	137,293	193,036	154,573
Other time deposits—$100,000 and over	1,311,454	1,758,131	1,898,868
Other time deposits	1,652,895	1,734,706	1,720,916

	$3,716,044	$4,235,107	$4,389,694

11. Short Term Borrowings

        Bancshares has available an unsecured $5.0 million line of credit. The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $24.5 million as of December 31, 2013. The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $351.9 million. Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank provide collateral to support borrowings. This collateral consists primarily of our commercial real estate loans, residential real estate loans and our multi-family loans. At December 31, 2013, we had provided $268.6 million in collateral value and as outlined below have borrowed $12.0 million. We have additional available borrowing capacity of $339.9 million. We may increase this availability by pledging additional collateral. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

        Short term borrowings consist of promissory notes or overnight repurchase agreements sold to the Bank's customers, federal funds purchased and advances from the FHLB.

        The Bank sells short term promissory notes to its customers. These notes re-price daily and have maturities of 270 days or less. Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Short term borrowings from the FHLB have a remaining maturity of less than one year.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Short Term Borrowings (Continued)

        Information related to short term borrowings is as follows:

	2013			2012
December 31,	Amount	Rate	Maximum Amount Borrowed During Any Month End Period	Amount	Rate	Maximum Amount Borrowed During Any Month End Period
Short term promissory notes	$7,773,704	0.15%	$7,773,704	$6,332,804	0.15%	$9,652,162
Repurchase agreements	29,756,421	0.10	31,784,710	24,572,663	0.10	28,167,472
Over night advance	12,000,000	0.35	21,750,000	7,000,000	0.35	7,000,000
FHLB advance due Dec. 2012	—	—	—	—	—	5,000,000
FHLB advance due Dec. 2012	—	—	—	—	—	5,000,000

Total short term borrowings	$49,530,125		$61,308,414	$37,905,467		$54,819,634

Average for the year
Short term promissory notes	$6,435,181	0.15%		$7,877,649	0.17
Repurchase agreements	25,940,598	0.10		23,704,406	0.44
FHLB overnight advance	5,531,381	0.37		19,126	0.39
FHLB advances	—	—		9,663,924	3.12

Total	$37,907,160			$41,265,105

        At December 31, 2013, the book and market values of securities pledged as collateral for repurchase agreements were $29,932,092 and $29,614,628, respectively.

12. Long Term Borrowings

        The senior note is an obligation of Pointer Ridge. It has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.

	2013		2012
December 31,	Amount	Rate	Amount	Rate
Amount outstanding at year end
Senior note	$6,093,074	6.280%	$6,192,350	6.280%

Total	$6,093,074		$6,192,350

Average for the year
Senior note, fixed at 6.28%	$6,139,058	6.280%	$6,235,309	6.280%

Total	$6,139,058		$6,235,309

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Long Term Borrowings (Continued)

        Principal payments on long term debt obligations are due as follows:

Year	Amount
2014	$105,843
2015	112,782
2016	5,874,449

$6,093,074

13. Related Party Transactions

        The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $266,059, $261,234 and $188,250, during the years ended December 31, 2013, 2012 and 2011, respectively.

        Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.'s 12.5% membership interest in Pointer Ridge for the book value of $205,000. This purchase increased Bancshares' membership interest from 50.0% to 62.5%. Frank Lucente, a director of Bancshares and the Bank, is the President and 52.0% stockholder of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C. Lucente Enterprises has retained its 12.5% membership interest in Pointer Ridge. In 2013, 2012 and 2011, the Bank paid Pointer Ridge $738,576, $704,128 and $558,558 in lease payments, respectively.

        The directors, executive officers and their affiliated companies maintained deposits with the Bank of $13,217,801 and $9,876,152 at December 31, 2013 and, 2012, respectively.

        The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2013	2012
Balance at beginning of year	$1,236,329	$1,833,294
Additions	4,325,954	672,561
Repayments	(817,918)	(1,269,526)

Balance at end of year	$4,744,365	$1,236,329

        In addition to the outstanding balances, the directors and executive officers or affiliated companies have $707,327 in unused commitments as of December 31, 2013. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes

        The components of income tax expense are as follows:

December 31,	2013	2012	2011
Current
Federal	$2,147,375	$1,815,517	$1,797,275
State	713,723	603,376	641,007

	2,861,098	2,418,893	2,438,282
Deferred
Federal	740,985	301,553	(511,658)

	$3,602,083	$2,720,446	$1,926,624

        The components of deferred income taxes are as follows:

December 31,	2013	2012	2011
Provision for loan losses	$(555,836)	$(175,245)	$(531,583)
Non-accrual interest	(122,216)	(112,470)	(194,030)
Impairment losses and expenses on other real estate owned	1,035,745	22,592	190,619
Director stock options	37,074	(13,605)	(15,247)
Deferred compensation plans	(116,672)	(100,634)	4,450
Deferred loan origination costs, net	126,019	138,741	97,363
Depreciation	(4,948)	101,583	421,006
Mark-to-market tax accounting for acquired securities	186,939	(60,282)	(818,015)
Net operating loss carryover	682,887	307,597	255,117
Accretion of fair value adjustments for acquired assets and liabilities	—	1,383,679	869,554
Investment impairment loss	—	—	(48,320)
Non-compete and consulting agreements	(36,815)	(36,815)	54,237
Core deposit intangible amortization	(330,822)	(286,932)	(230,368)
Defined benefit plan	(85,784)	(320,717)	(65,041)
Other	(74,586)	—	(1,400)
Reduction of valuation allowance	—	(545,939)	(500,000)

	$740,985	$301,553	$(511,658)

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

        The components of net deferred tax assets and liabilities are as follows:

December 31,	2013	2012
Deferred tax assets
Allowance for loan losses	$1,710,004	$1,154,307
Non-accrual interest	1,762,289	776,633
Impairment losses and expenses on other real estate owned	3,669,035	2,131,510
Director stock options	38,813	59,415
Deferred compensation plans	1,849,599	1,732,927
Net operating loss carryover	4,922,954	1,098,769
Fair value adjustments for acquired assets and liabilities	10,167,762	4,456,480
Investment impairment loss	48,320	48,320
Non-compete agreements	101,242	64,427
Deferred loan origination costs, net	23,061	—
Other	225,205	—
Net unrealized loss on securities available for sale	2,477,598	—

	$26,995,882	$11,522,788

Deferred tax liabilities
Deferred loan origination costs, net	—	546,554
Depreciation	3,042,151	1,406,527
Core deposit intangible amortization	2,085,655	1,456,101
Defined benefit plan	—	85,784
Net unrealized gain on securities available for sale	—	888,277

	5,127,806	4,383,243

Net deferred tax asset before valuation allowance	21,868,076	7,139,545
Valuation allowance for deferred tax asset	—	—

Net deferred tax asset	$21,868,076	$7,139,545

        No valuation allowance was deemed necessary on deferred tax assets at December 31 2013 or 2012. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Bancshares will generate the necessary taxable income in future periods.

        We initially recorded a valuation allowance of $1.2 million for the deferred tax asset with the acquisition of Maryland Bankcorp because of our uncertainty about our ability to utilize its net operating loss (NOL) carryover and built in losses, and because of uncertainty about the status of the tax return filings and related accounting for income taxes at the April 1, 2011 combination date. We applied $154,000 of the allowance to tax liabilities associated with the defined benefit plan. From April 1, 2011 through December 31, 2011, management took several actions to enhance the combined company's profitability. The profitability of the combined company from April 1, 2011 through December 31, 2011 became sufficient evidence to support the use of at least a portion of the NOL. This was not new information about facts and circumstances that existed at the acquisition date. Therefore, we reduced the valuation allowance by $500,000 and credited income tax expense during the fourth quarter of 2011.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Income Taxes (Continued)

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

        Maryland Bankcorp had NOL carryovers of $3.54 million at the time of our business combination. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code. We were able to deduct $779,812 for 2012 and $571,713 for 2011 and may deduct up to $779,812 per year thereafter until we have fully used the NOL. The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction. If the NOL is not used by the limited annual deductions, the remaining $2.0 million will expire in 2030.

        WSB Holdings, Inc. had NOL carryovers of $12.1 million at the time of our business combination in May 2013. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code. We are able to deduct $951,426 for 2013 leaving a balance of $11.2 million. The NOL will expire in 2033 if not used by the limited annual deductions.

        We classify interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Bancshares and its subsidiaries file a consolidated U.S. federal tax return and both Bancshares and the Bank file a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2009. We had no material uncertain tax positions at December 31, 2013 or 2012 and there was no unrecognized tax benefit as of December 31, 2013 or 2012.

        The following table reconciles the differences between the federal income tax rate of 34 percent and our effective tax rate:

December 31,	2013	2012	2011
Statutory federal income tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from State income taxes, net of federal income tax benefit	4.9	4.9	5.1
Bank owned life insurance	(2.1)	(1.4)	(2.9)
Other tax exempt income	(8.1)	(7.3)	(4.4)
Stock based compensation awards	0.4	0.4	0.4
Other non-deductible expenses	2.7	1.3	1.0
Reduction of valuation allowance for deferred tax asset	—	(5.4)	(7.0)
Net income attributable to the non-controlling interest	—	0.2	0.7

Effective tax rate	31.8%	26.7%	26.9%

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Employee Benefits

        Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, were $439,647, $297,213 and $302,615 for 2013, 2012, and 2011, respectively.

        The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives' expected retirement dates. The combined accrued liability for these plans at December 31, 2013 and 2012 was $4.9 million and $4.6 million, respectively. The Bank's expenses for the SERPs were $608,890, $497,709 and $(11,282) in 2013, 2012, and 2011, respectively.

        MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (KSOP). The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code and an employee stock ownership plan. We have discontinued any future contributions to the employee stock ownership plan. At December 31, 2013, the employee stock ownership plan owned 98,934 shares of Bancshares' stock, had $19,000 invested in Old Line Bank Certificates of Deposit, and $21,044 in an Old Line Bank money market account. We have transferred the MB&T KSOP assets into the Old Line 401(k) plan discussed above.

        MB&T had an employee pension plan (MB&T Pension Plan) that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date. We notified all plan participants that we terminated this plan effective August 1, 2011. We liquidated the securities the plan held, and deposited the proceeds into interest bearing certificates of deposit and a money market account. On October 1, 2012, we purchased an annuity contract to transfer the remaining $2,116,489 pension liability, effective November 1, 2012 and expensed $700,884 in pension expense to recognize the final cost associated with termination of the pension plan. We transferred the remaining pension plan assets to the employee 401(k) plan after we recorded all remaining expenses associated with audits, actuarial and consulting fees to the plan. There was no activity for the year ended December 31, 2013 related to this plan.

        Net period pension cost (income) for the Pension Plan is as follows:

Years Ended December 31,	2012	2011
Interest cost	$811,879	$164,889
Settlement cost	22,339	27,023

Net periodic pension cost	$834,218	$191,912

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Employee Benefits (Continued)

        The following table outlines the financial status of the Pension Plan since the acquisition date and years end December 31, 2012 and 2011:

Change in Benefit Obligations	Termination of Plan November 1, 2012	December 31, 2011
Projected benefit obligation at beginning of year	$1,877,678	$3,757,870
Interest Cost	811,879	164,889
Actual return	(50,327)	—
Actuarial (gain) loss	(16,668)	1,734
Purchase of annuity contracts	(2,116,489)	—
Benefits paid	(506,073)	(2,046,815)

Projected benefit obligation at end of year	—	1,877,678
Change in Plan Assets
Fair value of plan assets at beginning of year	2,908,229	5,002,673
Actual return on plan assets	(50,327)	(47,629)
Purchase of annuity contracts	(2,116,489)	—
Benefits paid	(506,073)	(2,046,815)
Assets transferred to 401K	(235,340)	—

Fair value of plan assets at end of year	—	2,908,229

Funded status at end of year	$—	$1,030,551

Amounts recognized in balance sheet
Non-current assets	$—	$1,030,551

	$—	$1,030,551

Amounts recognized in accumulated other comprehensive income
Net (gain) loss	$22,339	$49,363
Settlement effect	(22,339)	(27,024)

Total	$—	$22,339

        The weighted average assumptions used to determine net periodic pension costs and the accumulated benefits are as follows:

	December 31, 2011	April 1, 2011
Discount rate	5.50%	6.00%
Long term rate of return on assets	—%	—%
Salary increases	—%	—%

Stock Options

        We have two stock option plans under which we may issue options, the 2004 and 2010 Equity Incentive Plans. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Employee Benefits (Continued)

issuance) and the vesting period of options issued. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. In 2013, the stockholders approved an amendment to increase the number of shares issuable under the 2010 Equity Incentive Plan by 450,000 shares. As of December 31, 2013, there were 548,153 shares remaining available for future issuance under the stock option plans. The source of shares exercised is authorized but unissued shares.

        The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2013, 2012, and 2011 was $290,129, $81,693 and $29,259, respectively.

        A summary of the status of the outstanding options follows:

	2013		2012		2011
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of year	398,958	$8.71	325,331	$8.65	310,151	$8.60
Options granted	57,712	12.15	94,627	8.47	23,280	7.82
Options exercised	(79,148)	8.83	(17,500)	6.55	(8,100)	4.39
Options forfeited	(14,539)	9.70	(3,500)	7.49
Options expired	—	—	—	—	—	—

Outstanding, end of year	362,983	$9.19	398,958	$8.71	325,331	$8.65

		Outstanding Options		Exercisable Options
Exercise price	Number of shares at December 31, 2013	Weighted average remaining term in years	Weighted average exercise price	Number of shares at December 31, 2013	Weighted average exercise price
$6.30 - 7.50	66,764	5.33	$6.51	66,764	$6.51
$7.51 - 8.75	107,472	6.92	7.91	89,803	7.89
$8.76 - 9.95	21,660	0.96	9.81	21,660	9.81
$9.96 - 13.30	167,087	4.95	11.00	116,100	10.62

	362,983	5.36	$9.19	294,327	$8.80

Intrinsic value of vested exercisable options where the market value exceeds the exercise price	$1,678,375
Intrinsic value of outstanding options where the market value exceeds the exercise price	$1,928,702

        At December 31, 2013, there was $137,879 of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next three years. The following table

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Employee Benefits (Continued)

summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values. We used the Black-Scholes option pricing model.

Years Ended December 31,	2013	2012	2011
Expected dividends	1.00%	1.00%	1.00%
Risk free interest rate	0.80%	1.36%	3.00%
Expected volatility	32.20%	30.30%	28.40%
Weighted average volatility	28.91%	29.64%	28.45%
Expected life in years	6.50	6.50	6.50
Weighted average fair value of options granted	$2.37	$2.47	$3.00

        During the year ended December 31, 2013, we granted 8,382 restricted common stock awards.

        The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule of Unvested Restricted Stock Awards December 31, 2013
Vesting Date	# of Restricted Shares
1/27/2014	3,726
1/26/2015	1,969
2/27/2014	1,247
2/27/2015	1,247
2/27/2016	1,247

Total Issued	9,436

        At December 31, 2013, there was $59,160 of total unrecognized compensation cost related to non-vested restricted stock awards that we expect to realize over the next three years. A summary of the restricted stock awards during the year follows:

	December 31, 2013		December 31, 2012		December 31, 2011
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested, beginning of period	16,210	$7.70	15,691	$7.41	17,641	$7.13
Restricted stock granted	8,382	12.04	10,947	8.00	8,786	7.82
Restricted stock vested	(13,125)	8.86	(9,908)	7.55	(10,736)	7.29
Restricted stock forfeited	(2,031)	9.44	(520)	8.00	—	—

Nonvested, end of period	9,436	$9.57	16,210	$7.70	15,691	$7.41

Total fair value of shares vested	$141,263		$74,813		$78,243
Intrinsic value of non-vested restricted stock awards where the market value exceeds the exercise price		$136,822		$183,011		$127,097
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$190,313		$111,861		$86,962

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Capital Standards

        The Federal Deposit Insurance Corporation and the Federal Reserve Board have adopted risk based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2013 and 2012, the capital ratios and the capital requirements to remain adequately and well capitalized are as follows:

	Actual		Minimum capital adequacy		To be well capitalized
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000's)
Total capital (to risk weighted assets)
Consolidated	$110,443	12.5%	$70,713	8.0%	$88,392	10.0%
Old Line Bank	$104,668	11.9%	$70,647	8.0%	$88,309	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$105,681	12.0%	$35,357	4.0%	$53,035	6.0%
Old Line Bank	$100,092	11.3%	$35,324	4.0%	$52,985	6.0%
Tier 1 capital (to average assets)
Consolidated	$105,681	9.3%	$45,696	4.0%	$57,120	5.0%
Old Line Bank	$100,092	8.7%	$45,696	4.0%	$57,120	5.0%

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$72,031	11.4%	$50,569	8.0%	$63,211	10.0%
Old Line Bank	$70,871	11.2%	$50,500	8.0%	$63,125	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	$68,066	10.8%	$25,284	4.0%	$37,926	6.0%
Old Line Bank	$66,906	10.6%	$25,250	4.0%	$37,875	6.0%
Tier 1 capital (to average assets)
Consolidated	$68,066	7.9%	$34,286	4.0%	$42,858	5.0%
Old Line Bank	$66,906	7.8%	$34,286	4.0%	$42,858	5.0%

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies

        The Bank is party to financial instruments with off balance sheet risk in the normal course of business in order to meet the financing needs of customers. These financial instruments include commitments to extend credit, available credit lines and standby letters of credit.

December 31,	2013	2012
Commitments to extend credit and available credit lines:
Commercial	$62,248,922	$47,250,860
Construction	67,470,936	31,814,653
Residential Real Estate	1,603,168	—
Consumer	15,873,011	14,623,377

	$147,196,037	$93,688,890

Standby letters of credit	$17,306,158	$11,309,579

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer's credit worthiness on a case by case basis. We regularly reevaluate many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

        Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of non-performance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

        A reserve has been established in the amount of $13,900 for loans sold in the secondary market with recourse obligations as of December 31, 2013. In addition, a reserve in the amount of $185,810 has been established for the unfunded portion of loan commitments. Both reserves are included in other liabilities. No such reserves were recorded in 2012 or 2011.

        As of December 31, 2013, we leased 13 branch locations and six loan production offices from non-related parties under lease agreements expiring through 2040. We lease our corporate headquarters and one branch location from Pointer Ridge. Each of the leases provides extension options.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Commitments and Contingencies (Continued)

        The approximate future minimum lease commitments under the operating leases as of December 31, 2013, are presented below. We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation.

Year	Amount
2014	$1,785,967
2015	1,697,085
2016	1,674,142
2017	1,488,839
2018	1,142,993
Remaining	4,434,487

$12,223,513

        Rent expense was $1,864,738, $1,373,490 and $1,172,843 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

18. Fair Value Measurement

        The fair value of an asset or liability is the price that participants would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

        The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company's own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For the years ended December 31, 2013 and 2012, there were no transfers between levels.

        At December 31, 2013, Bancshares holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities,

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Fair Value Measurement (Continued)

mortgage-backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us. To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source. We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

        Bancshares values Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis. We value SLMA equity securities under Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2013 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Availabe-for-sale:
Treasury securities	$1,250	$1,250	$—	$—	$—
U.S. government agency	40,735	—	40,735	—	—
Municipal securities	59,267	—	59,267	—	—
FHLMC MBS	5,206	—	5,206	—	—
FNMA MBS	18,703	—	18,703	—	—
GNMA MBS	39,921	—	39,921	—	—
SBA loan pools	7,088	—	7,088	—	—

Total investment securities available for sale	172,170	1,250	170,920	—	—

Sallie Mae equity securities	414	414	—	—	—

Total recurring assets at fair value	$172,584	$1,664	$170,920	$—	$—

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Fair Value Measurement (Continued)

	At December 31, 2012 (In thousands)
	Carrying Value December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Availabe-for-sale:
Treasury securities	$1,251	$1,251	$—	$—	$—
U.S. government agency	28,570	—	28,570	—	—
Municipal securities	63,854	—	63,854	—	—
FHLMC MBS	6,690	—	6,690	—	—
FNMA MBS	18,460	—	18,460	—	—
GNMA MBS	51,612	—	51,612	—	—
SBA loan pools	1,104	—	1,104	—	—

Total investment securities available for sale	171,541	1,251	170,290	—	—

Sallie Mae equity securities	270	270	—	—	—

Total recurring assets at fair value	$171,811	$1,521	$170,290	$—	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	At December 31, 2013 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Legacy:	$9,723	—	—	$9,723
Acquired:	1,296	—	—	1,296

Total Impaired Loans	11,019	—	—	11,019
Other real estate owned:
Legacy:	$475	—	—	$475
Acquired:	3,836	—	—	3,836

Total other real estate owned:	4,311	—	—	4,311

Total	$15,330	$—	$—	$15,330

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Fair Value Measurement (Continued)

	At December 31, 2012 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Legacy	$2,191	$—	$—	$2,191
Acquired	4,470	—	—	4,470

Total Impaired Loans	$6,661	$—	$—	$6,661
				.
Other real estate owned:
Legacy	$1,651	$—	$—	$1,651
Acquired	2,068	—	—	2,068

Total other real estate owned:	3,719	—	—	3,719

Total	$10,380	$—	$—	$10,380

        Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write-downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan losses to the loans. Thus, the fair value reflects the loan balance as adjusted by partial charge-offs less the specifically allocated reserve. Certain collateral-dependent impaired loans are reported at the fair value of the underlying collateral.

        Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations. Discounts applied to appraisals have been in the range of 0% to 50%. Each appraisal is updated on an annual basis, either through a new appraisal or through our internal review process. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. The fair value of impaired loans that are not collateral dependent is measured using a discounted cash flow analysis considered to be a Level 3 input.

        The fair value of other real estate owned ("OREO") is based on property appraisals adjusted at management's discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. Discounts applied to appraisals have predominantly been in the range of 0% to 50%; however, in certain cases have ranged up to 75%. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. We may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs. As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by the Bank (legacy) and other real estate acquired from

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Fair Value Measurement (Continued)

MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired). The increase in level 3 is due to an increase in our legacy non-accrual loans, and acquired other real estate owned.

        The following methods and assumptions were used to estimate the fair value for each class of our financial instruments.

        Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value because of the short maturities of these instruments.

        Loans—We estimate the fair value of loans, segregated by type based on similar financial characteristics, segregated by type based on similar financial characteristics, by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories. We then adjust this calculated amount for any credit impairment.

        Loans held for Sale—Loans held for sale are carried at the lower of cost or market value. The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

        Investment Securities—We base the fair values of investment securities upon quoted market prices or dealer quotes.

        Equity Securities—Equity securities are considered restricted stock and are carried at cost which approximates fair value.

        Bank Owned Life Insurance—The carrying amount of Bank Owned Life Insurance ("BOLI") purchased on a group of officers is a reasonable estimate of fair value. BOLI is an insurance product that provides an effective way to offset current employee benefit costs.

        Accrued Interest Receivable and Payable—The carrying amount of accrued interest and dividends receivable on loans and investments and payable on borrowings and deposits approximate their fair values.

        Interest bearing deposits—The fair value of demand deposits and savings accounts is the amount payable on demand. We estimate the fair value of fixed maturity certificates of deposit using the rates currently offered for deposits of similar remaining maturities.

        Non-Interest bearing deposits—The fair value of non-interest bearing accounts is the amount payable on demand at the reporting date.

        Long and short term borrowings—The fair value of long and short term fixed rate borrowings is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

        Off-balance Sheet Commitments and Contingencies—Carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to our financial position.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Fair Value Measurement (Continued)

        The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of ASC 825, "Disclosures about Fair Value of Financial Instruments". We have determined the fair value amounts by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2013 (In thousands)
	Carrying Amount (000's)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$29,058	$29,058	$29,058	$—	$—
Loans receivable, net	847,249	860,458	—	—	860,458
Loans held for sale	2,015	2,015	—	2,015	—
Investment securities available for sale	172,170	172,170	—	172,170	—
Equity Securities at cost	5,670	5,670	414	5,256	—
Bank Owned Life Insurance	30,577	30,577	—	30,577	—
Accrued interest receivable	3,433	3,433	—	1,088	2,345
Liabilities:
Deposits:
Non-interest-bearing	228,734	228,734	—	228,734	—
Interest bearing	745,626	751,703	—	751,703	—
Short term borrowings	49,530	49,530	—	49,530	—
Long term borrowings	6,093	6,093	—	6,093	—
Accrued Interest payable	265	265	—	265	—

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Fair Value Measurement (Continued)

	December 31, 2012 (In thousands)
	Carrying Amount (000's)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$28,691	$28,691	$28,691	$—	$—
Loans receivable, net	595,145	599,320	—	—	599,320
Investment securities available for sale	171,541	171,541	—	171,541	—
Equity Securities at cost	3,615	3,615	270	3,345	—
Bank Owned Life Insurance	16,869	16,869	—	16,869	—
Accrued interest receivable	2,639	2,639	—	1,031	1,608
Liabilities:
Deposits:
Non-interest-bearing	188,896	188,896	—	188,896	—
Interest bearing	546,563	554,778	—	554,778	—
Short term borrowings	37,905	37,905	—	37,905	—
Long term borrowings	6,192	6,192	—	6,192	—
Accrued Interest payable	547	547	—	547	—

19. Other Operating Expenses

        Other operating expenses that are significant are as follows:

December 31,	2013	2012	2011
Network Services	$582,533	$266,382	$143,899
Telephone	564,164	460,308	464,786
Pointer Ridge other operating	409,071	422,127	562,223
Other	5,298,922	4,436,271	3,628,600

Total	$6,854,690	$5,585,088	$4,799,508

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Parent Company—Condensed Financial Information

        The Condensed balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.
Condensed Balance Sheets

December 31,	2013	2012
Assets
Cash and due from banks	$4,657,549	$207,687
Investment in Real Estate LLC	499,871	652,579
Investment in Old Line Bank	120,659,537	73,699,992
Other assets	788,283	341,328

	$126,605,240	$74,901,586

Liabilities and Stockholders' Equity
Accounts payable	$355,845	$39,972
Stockholders' equity
Common stock	107,772	68,454
Additional paid-in capital	104,622,171	53,792,015
Retained earnings	24,879,275	18,531,387
Accumulated other comprehensive income (loss)	(3,359,823)	2,469,758

	126,249,395	74,861,614

	$126,605,240	$74,901,586

Old Line Bancshares, Inc.
Condensed Statements of Income

Years Ended December 31,	2013	2012	2011
Interest and dividend income
Dividend from Old Line Bank	$1,490,941	$1,592,819	$821,496
Interest on money market and certificates of deposit	2,869	325	4,794
Interest on loans	—	—	5,787

Total interest and dividend income	1,493,810	1,593,144	832,077
Non-interest income (loss)	(50,326)	(108,542)	(247,198)
Non-interest expense	943,022	496,963	460,034

Income before income taxes	500,462	987,639	124,845
Income tax expense (benefit)	(97,767)	(91,441)	(175,662)

	598,229	1,079,080	300,507
Undistributed net income of Old Line Bank	7,240,600	6,451,384	5,079,464

Net income	$7,838,829	$7,530,464	$5,379,971

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Parent Company—Condensed Financial Information (Continued)

Old Line Bancshares, Inc.
Statements of Cash Flows

Years Ended December 31,	2013	2012	2011
Cash flows from operating activities
Interest and dividends received	$1,493,810	$1,593,144	$833,271
Income taxes	—	—	52,161
Reimbursement received (cash paid) for operating expenses	(643,211)	(454,977)	(286,601)

	850,599	1,138,167	598,831

Cash flows from investing activities
Principal collected on loans made	—	—	272,889
Cash and cash equivalents of acquired company	(10,000,000)	—	25,239

	(10,000,000)	—	298,128

Cash flows from financing activities
Proceeds from stock options exercised, including tax benefit	814,101	127,193	40,788
Proceeds from issuance of common stock	12,177,568	—	6,332,844
Acquisition cash consideration	2,098,535	—	(1,022,162)
Repayment of acquired bank debt	—	—	(5,403,883)
Cash dividends paid-common stock	(1,490,941)	(1,092,819)	(821,497)

	13,599,263	(965,626)	(873,910)

Net increase (decrease) in cash and cash equivalents	4,449,862	172,541	23,049
Cash and cash equivalents at beginning of year	207,687	35,146	12,097

Cash and cash equivalents at end of year	$4,657,549	$207,687	$35,146

Reconciliation of net income to net cash provided by operating activities
Net income	$7,838,829	$7,530,464	$5,379,971
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(7,240,600)	(6,451,384)	(5,079,464)
Stock based compensation awards	230,743	176,024	132,661
(Income) loss from investment in real estate LLC	152,707	108,542	247,198
Increase (decrease) in other liabilities	315,874	8,043	(106,680)
(Increase) decrease in other assets	(446,954)	(233,522)	25,145

	$850,599	$1,138,167	$598,831

21. Litigation

        From time to time we may be involved in ordinary routine litigation incidental to our business. We are not, however, involved in any legal proceedings the outcome of which, in management's opinion, would be material to our financial condition.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this annual report on Form 10-K, Old Line Bancshares's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.'s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.'s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.'s disclosure controls and procedures are effective as of December 31, 2013. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        In addition, there were no changes in Old Line Bancshares, Inc.'s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.'s internal control over financial reporting.

Management's Report On Internal Control Over Financial Reporting

        The management of Old Line Bancshares, Inc. ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

        Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013 is effective.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Code of Ethics

        Old Line Bancshares, Inc.'s Board of Directors has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. That Code of Ethics for Senior Financial Officers is posted on Old Line Bancshares, Inc.'s internet website at www.oldlinebank.com. A copy of the Code of Conduct that applies to all of Old Line Bancshares' and Old Line Bank's officers, directors and employees is also available on Old Line Bancshares, Inc.'s internet website.

        The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions "Election of Directors," "Board Meetings and Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the 2014 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11.    Executive Compensation

        The information required by this Item 11 is incorporated by reference to the information appearing under the captions "Director Compensation," "Executive Compensation" and "Board Meetings and Committees" in the Proxy Statement for the 2014 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table sets forth certain information as of December 31, 2013, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.

Equity Compensation Plan Information
December 31, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders(1)	362,983	$9.19	98,153

(1)
Includes the 2004 Equity Incentive Plan and the 2010 Equity Incentive Plan.

        The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption "Ownership of Old Line Bancshares Common Stock" in the Proxy Statement for the 2014 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated by reference to the information appearing under the captions "Certain Relationships and Related Transactions" and "Election of Directors" in the Proxy Statement for the 2014 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14.    Principal Accounting Fees and Services

Audit and Non-Audit Fees

        On April 23, 2013, Old Line Bancshares, Inc. dismissed Rowles & Company, LLC as its independent registered public accounting firm effective May 15, 2013. The dismissal was approved by the audit committee. During the year ended December 31, 2012, Rowles & Company's report on the Old Line Bancshares, Inc.'s financial statement did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the period ending December 31, 2012 and subsequent period through April 23, 2013, there were no disagreements between the Registrant and Rowles & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

        On April 23, 2013, we engaged Dixon Hughes Goodman LLP as our new registered public accounting firm beginning with the quarterly period ended June 30, 2013 and for our fiscal year ended December 31, 2013.

        The following table presents combined fees for professional audit services rendered by Dixon Hughes Goodman LLP and Rowles & Company, LLP for the audit of Old Line Bancshares, Inc.'s annual consolidated financial statements for the years ended December 31, 2013 and 2012 and fees billed for other services rendered by Dixon Hughes Goodman LLP and Rowles & Company, LLP during those periods.

	Years Ended December 31,
	2013	2012
Audit fees(1)	$123,790	$84,784
Tax fees(2)	12,735	56,714
All other fees(3)	55,623	3,180

Total	$192,148	$144,678

(1)
Audit fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.'s consolidated (or Old Line Bank's) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, and services that Dixon Hughes Goodman LLP and Rowles & Company, LLP normally provides in connection with statutory and regulatory filings or engagements.

(2)
Tax fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(3)
All other fees in 2013 and 2012 are for reviewing filings and for 2013 assistance related to the acquisition of WSB.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

        Old Line Bancshares, Inc.'s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Exhibit No.		Description of Exhibits
2.1	(V)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto

2.2	(R)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and WSB Holdings, Inc., dated as of September 10, 2012, and Amendment No. 1 thereto

3.1	(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.1.1	(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.2	(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.3	(AA)	Articles of Amendment of Old Line Bancshares, Inc.

3.2	(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.1	(B)	Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.2	(C)	Second Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

4	(Y)	Specimen Stock Certificate for Old Line Bancshares, Inc.

10.1	(W)*	Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated January 28, 2011

10.2	(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and James W. Cornelsen dated as of January 1, 2012

10.2.1	(I)*	Third Amendment to Amended and Restated Employment Agreement between Old Line Bank and James W. Cornelsen dated May 9, 2013

10.3	(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.4	(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen

10.5	(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.6	(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen

10.7	(W)*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Joseph Burnett

10.8	(I)*	Second Amendment to Amended and Restated Employment Agreement between Old Line Bank and Joseph Burnett dated as of May 9, 2013

10.9	(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett

10.10	(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett

10.11	(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett

Exhibit No.		Description of Exhibits
10.12	(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett

10.13	(W)*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Christine M. Rush

10.14	(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Christine M. Rush dated as of January 1, 2012

10.15	(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.16	(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Christine Rush

10.17	(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Christine M. Rush

10.18	(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush

10.19	(E)*	2004 Equity Incentive Plan

10.20	(G)*	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.21	(X)*	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan

10.22	(U)*	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan

10.23	(G)*	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

10.24	(F)	Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC.

10.25	(H)*	Incentive Plan Model and Stock Option Model

10.26	(N)	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

10.27	(N)	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company.

10.28	(L)	Indemnity Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006.

10.29	(S)	Third Amendment to Operating Agreement For Pointer Ridge Office Investment, LLC by and between Old Line Bancshares, Inc. J. Webb, Inc., Michael M. Webb Revocable Trust, and Lucente Enterprises, Inc. dated as of November 1, 2008

10.30	(BB)*	Old Line Bancshares, Inc. 2010 Equity Incentive Plan

10.31	(Z)*	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan

10.32	(Z)*	Form of Non-Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan

10.33	(Z)*	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan

Exhibit No.		Description of Exhibits
10.34	(W)*	Employment Agreement dated January 28, 2011 between Old Line Bank and Sandra F. Burnett

10.35	(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Sandra F. Burnett dated as of January 1, 2012

10.36	(W)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Sandra Burnett dated as of February 14, 2011

10.37	(P)*	Non-Compete Agreement by and between Old Line Bancshares, Inc. and G. Thomas Daugherty dated April 11, 2011

10.38	(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 101)

10.39	(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 301)

10.40	(M)*	Salary Continuation Plan Agreement (2012-A Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.41	(M)*	Salary Continuation Plan Agreement (2012-B Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.42	(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and James W. Cornelsen dated as of February 26, 2010

10.43	(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Joseph E. Burnett dated as of February 26, 2010

10.44	(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Christine M. Rush dated as of February 26, 2010

10.45	(CC)*	Employment Agreement between Old Line Bank and Mark A. Semanie dated as of May 13, 2013

16		Letter re change in certifying accountant from Rowles & Company, LLP

21	(A)	Subsidiaries of Registrant

23.1		Consent of Dixon Hughes Goodman LLP

23.2		Consent of Rowles & Company, LLP

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description of Exhibits
99.1	(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

101		Interactive Data Files pursuant to Rule 405 of Regulation S-T.**

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

(B)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on March 24, 2011.

(C)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Quarterly Report on Form 10-Q filed on August 10, 2012.

(D)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012.

(E)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (File Number 333-116845).

(F)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Quarterly Report on Form 10-QSB filed on November 8, 2004.

(G)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on January 5, 2005.

(H)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Quarterly Report on Form 10-Q filed on August 14, 2013.

(J)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on January 4, 2012.

(K)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on January 6, 2006.

(L)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Quarterly Report on Form 10-QSB filed on November 9, 2006.

(M)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on October 4, 2012.

(N)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Annual Report on Form 10-KSB filed on March 28, 2006.

(O)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on January 7, 2008.

(P)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Quarterly Report on Form 10-Q filed on August 15, 2011.

(Q)
Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on February 2, 2010.

(R)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Annex A to Old Line Bancshares, Inc.'s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (File Number 333-184924).

(S)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on November 19, 2008.

(T)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Amendment No. 1 to Old Line Bancshares, Inc.'s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (File Number 333-184924).

(U)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Current Report on Form 8-K filed on January 28, 2010.

(V)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Annex A to Old Line Bancshares, Inc.'s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (File Number 333-170464).

(W)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.

(X)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 27, 2010.

(Y)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Pre-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File Number 333-184924) filed on May 20, 2013.

(Z)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Appendix A Old Line Bancshares, Inc.'s Proxy Statement on Schedule 14A, filed with the Commission on April 19, 2010.

(AA)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2013.

(BB)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Appendix B of Old Line Bancshares, Inc.'s Proxy Statement on Schedule 14A, filed with the Commission on July 12, 2013.

(CC)
Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.'s Quarterly Report on Form 8-K filed on May 13, 2013.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.
Date: March 14, 2014	By:	/s/ JAMES W. CORNELSEN James W. Cornelsen, President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JAMES W. CORNELSEN James W. Cornelsen	Director, President and Chief Executive Officer (Principal Executive Officer)	March 14, 2014
/s/ MARK A. SEMANIE Mark A. Semanie	Acting Chief Financial Officer (Principal Accounting and Financial Officer)	March 14, 2014
/s/ CRAIG E. CLARK Craig E. Clark	Director and Chairman of the Board	March 14, 2014
/s/ G. THOMAS DAUGHERTY G. Thomas Daugherty	Director	March 14, 2014
/s/ JAMES F. DENT James F. Dent	Director	March 14, 2014
/s/ ANDRE' J. GINGLES Andre' J. Gingles	Director	March 14, 2014
/s/ THOMAS H. GRAHAM Thomas H. Graham	Director	March 14, 2014
/s/ WILLIAM J. HARNETT William J. Harnett	Director	March 14, 2014

Name	Title	Date

/s/ FRANK LUCENTE, JR. Frank Lucente, Jr.	Director	March 14, 2014
/s/ GAIL D. MANUEL Gail D. Manuel	Director	March 14, 2014
/s/ CARLA HARGROVE MCGILL Carla Hargrove McGill	Director	March 14, 2014
/s/ GREGORY S. PROCTOR, JR. Gregory S. Proctor, Jr.	Director	March 14, 2014
/s/ JEFFREY A. RIVEST Jeffrey A. Rivest	Director	March 14, 2014
/s/ SUHAS R. SHAH Suhas R. Shah	Director	March 14, 2014
/s/ JOHN M. SUIT, II John M. Suit, II	Director	March 14, 2014
/s/ FRANK E. TAYLOR Frank E. Taylor	Director	March 14, 2014