Form 10-Q
period 2014-03-31
OLD LINE BANCSHARES INC
filed 2014-05-09
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes             ☐               No             ☒

As of May 1, 2014, the registrant had 10,785,370 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$54,197,169	$28,316,351
Interest bearing accounts	30,383	30,375
Federal funds sold	178,806	711,574
Total cash and cash equivalents	54,406,358	29,058,300
Investment securities available for sale-at fair value	172,094,347	172,169,776
Loans held for sale, fair value of $1,682,580 and $2,074,924	1,646,330	2,014,711
Loans held for investment (net of allowance for loan losses of $4,881,939 and $4,929,213, respectively)	849,429,721	847,248,590
Equity securities at cost	4,304,197	5,669,807
Premises and equipment	34,661,659	35,215,868
Accrued interest receivable	3,131,042	3,432,924
Deferred income taxes	20,639,961	21,868,076
Bank owned life insurance	30,787,554	30,577,187
Other real estate owned	4,593,154	4,311,342
Goodwill	7,793,665	7,793,665
Core deposit intangible	5,058,951	5,287,501
Other assets	4,390,527	2,575,377
Total assets	$1,192,937,466	$1,167,223,124
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$234,512,077	$228,733,624
Interest bearing	773,640,266	745,625,862
Total deposits	1,008,152,343	974,359,486
Short term borrowings	38,193,867	49,530,125
Long term borrowings	6,071,856	6,093,074
Accrued pension	4,996,120	4,921,241
Other liabilities	5,975,472	5,769,880
Total liabilities	1,063,389,658	1,040,673,806
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,785,370 and 10,777,113 shares issued and outstanding in 2014 and 2013, respectively	107,854	107,772
Additional paid-in capital	104,748,891	104,622,171
Retained earnings	26,283,617	24,879,275
Accumulated other comprehensive loss	(1,871,087)	(3,359,823)
Total Old Line Bancshares, Inc. stockholders’ equity	129,269,275	126,249,395
Non-controlling interest	278,533	299,923
Total stockholders’ equity	129,547,808	126,549,318
Total liabilities and stockholders’ equity	$1,192,937,466	$1,167,223,124

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest Income
Loans, including fees	$10,333,973	$7,831,823
U.S. treasury securities	832	1,754
U.S. government agency securities	150,955	82,430
Mortgage backed securities	377,872	388,256
Municipal securities	434,988	469,668
Federal funds sold	389	601
Other	72,861	42,544
Total interest income	11,371,870	8,817,076
Interest expense
Deposits	894,303	857,139
Borrowed funds	118,276	112,487
Total interest expense	1,012,579	969,626
Net interest income	10,359,291	7,847,450
Provision for loan losses	269,769	200,000
Net interest income after provision for loan losses	10,089,522	7,647,450
Non-interest income
Service charges on deposit accounts	451,596	300,741
Gain on sales or calls of investment securities	—	631,429
Earnings on bank owned life insurance	243,607	133,228
Gain (loss) on disposal of assets	96,993	(85,561)
Rental Income	200,537	—
Gain on sale of loans	106,720	—
Other fees and commissions	292,672	247,683
Total non-interest income	1,392,125	1,227,520
Non-interest expense
Salaries and benefits	4,873,634	3,232,677
Occupancy and equipment	1,586,777	1,068,867
Data processing	307,160	239,057
FDIC insurance and State of Maryland assessments	218,521	155,243
Merger and integration	29,167	240,485
Core deposit premium amortization	228,550	177,582
(Gain) loss on sales of other real estate owned	(203,068)	200,454
OREO expense	83,066	314,165
Other operating	1,852,736	1,451,365
Total non-interest expense	8,976,543	7,079,895

Income before income taxes	2,505,104	1,795,075
Income tax expense	690,737	521,722
Net income	1,814,367	1,273,353
Less: Net loss attributable to the non-controlling interest	(21,390)	(13,095)
Net income available to common stockholders	$1,835,757	$1,286,448

Basic earnings per common share	$0.17	$0.19
Diluted earnings per common share	$0.17	$0.19
Dividend per common share	$0.04	$0.04

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

Three Months Ended March 31,	2014	2013
Net income	$1,814,367	$1,273,353

Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of taxes of $969,750 and ($564,698), respectively	1,488,736	(617,843)
Reclassification adjustment for realized gain on securities available for sale included in net income, gross of taxes of $0 and $249,067, respectively	—	(631,429)
Other comprehensive income (loss)	1,488,736	(1,249,272)
Comprehensive income	3,303,103	24,081
Comprehensive (loss) attributable to the non-controlling interest	(21,390)	(13,095)
Comprehensive income available to common stockholders	$3,324,493	$37,176

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Interest	Equity

Balance, December 31, 2013	10,777,113	$107,772	$104,622,171	$24,879,275	$(3,359,823)	$299,923	$126,549,318
Net income attributable to Old Line Bancshares, Inc.	—	—	—	1,835,757	—	—	1,835,757
Unrealized loss on securities available for sale, net of income tax benefit of $969,750	—	—	—	—	1,488,736	—	1,488,736
Net loss attributable to non-controlling interest	—	—	—	—	—	(21,390)	(21,390)
Stock based compensation awards	—	—	126,802	—	—	—	126,802
Restricted stock issued	8,257	82	(82)	—	—	—	—
Common stock cash dividend $0.04 per share	—	—	—	(431,415)	—	—	(431,415)
Balance, March 31, 2014	10,785,370	$107,854	$104,748,891	$26,283,617	$(1,871,087)	$278,533	$129,547,808

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2014	2013

Cash flows from operating activities
Interest received	$11,959,298	$9,287,947
Fees and commissions received	774,977	488,051
Interest paid	(1,035,405)	(1,001,454)
Cash paid to suppliers and employees	(9,973,914)	(5,450,138)
Loans originated for sale	(8,373,541)	—
Proceeds from sale of loans originated for sale	8,111,880	—
Income taxes paid	(59,982)	—
	1,403,313	3,324,406
Cash flows from investing activities
Purchase of investment securities available for sale	(1,502,344)	(7,691,835)
Proceeds from disposal of investment securities
Available for sale at maturity or call	3,925,995	9,387,687
Available for sale sold	—	13,939,926
Loans made, net of principal collected	(2,328,978)	(16,943,810)
Proceeds from sale of other real estate owned	512,878	725,485
Redemption of equity securities	1,273,527	494,301
Purchase of premises and equipment	59,701	(263,775)
	1,940,779	(352,021)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(4,549,170)	6,336,720
Other deposits	38,342,027	6,707,765
Short term borrowings	(11,336,258)	(6,395,360)
Long term borrowings	(21,218)	(25,562)
Cash dividends paid-common stock	(431,415)	(274,153)
	22,003,966	6,349,410

Net increase in cash and cash equivalents	25,348,058	9,321,795

Cash and cash equivalents at beginning of period	29,058,300	28,690,761
Cash and cash equivalents at end of period	$54,406,358	$38,012,556

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2014	2013

Reconciliation of net income to net cash provided by operating activities
Net income	$1,814,367	$1,273,353

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	591,501	398,291
Provision for loan losses	269,769	200,000
Change in deferred loan fees net of costs	23,218	38,145
(Gain)/loss on sales or calls of securities	—	(631,429)
Amortization of premiums and discounts	262,328	304,996
Change in loans held for sale	(368,381)	—
(Gain)/loss on sales of other real estate owned	(203,068)	200,454
Gain on the sale of equity securites	(96,993)	—
Write down of other real estate owned	—	66,600
(Gain)/loss on sale of fixed assets	—	85,561
Amortization of intangible	228,550	177,582
Deferred income taxes	198,383	(27,467)
Stock based compensation awards	126,802	83,662
Increase (decrease) in
Accrued interest payable	(22,826)	(31,828)
Income tax payable	432,372	549,189
Accrued pension	74,879	74,885
Other liabilities	(203,954)	80,270
Decrease (increase) in
Accrued interest receivable	301,882	127,730
Bank owned life insurance	(210,367)	(108,040)
Other assets	(1,815,149)	462,452
	$1,403,313	$3,324,406

Supplemental Disclosure:
Loans transferred to other real estate owned	$591,622	$—

The accompanying notes are an integral part of these consolidated financial statements

1.                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business-Old Line Bancshares, Inc. (Old Line Bancshares) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank .  The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank.  We provide a full range of banking services to customers located in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s, and St. Mary’s Counties in Maryland and surrounding areas.

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

The foregoing consolidated financial statements for the periods ended March 31, 2014 and 2013 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP); however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2013 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2013.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Reclassifications-We have made certain reclassifications to the 2013 financial presentation to conform to the 2014 presentation.  These reclassifications did not change net income or stockholders’ equity.

Recent Accounting Pronouncements-In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on our consolidated financial statements.

2.                         POINTER RIDGE OFFICE INVESTMENT, LLC

Old Line Bank has a 62.5% ownership of Pointer Ridge Office Investment, LLC and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge Office Investment, LLC.

	Marrch 31,	December 31,
Balance Sheets	2014	2013

Current assets	$255,629	$286,206
Non-current assets	6,573,777	6,622,560
Liabilities	6,086,650	6,108,972
Equity	742,756	799,794

	Three Months Ended
	March 31,
	2014	2013
Statements of Income
Revenue	$238,991	$224,367
Expenses	296,030	259,286
Net loss	$(57,039)	$(34,919)

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

3.                          ACQUISITION OF WSB HOLDINGS, INC. (continued)

				As Recorded by
	As Recorded by	Fair Value		Old Line
	WSB Holdings, Inc	Adjustments		Bancshares, Inc.
Assets
Cash and due from banks	$5,576,699	$—		$5,576,699
Federal funds sold	33,269,900	(16,966,208)		16,303,692
Total cash and cash equivalents	38,846,599	(16,966,208)		21,880,391

Investment securities available for sale	79,476,355	(101,654)	(a)	79,374,701
Loans, net of deferred fees and costs	177,204,282	(14,263,180)	(b)	162,941,102
Allowance for loan losses	(2,767,274)	2,767,274	(b)	—
Premises and equipment	4,705,902	5,673,151	(c)	10,379,053
Accrued interest receivable	886,413	—	(d)	886,413
Deferred income taxes	7,396,519	4,005,790		11,402,309
Bank owned life insurance	12,986,817	—		12,986,817
Other real estate owned	5,225,958	(993,476)	(e)	4,232,482
Core deposit intangible	—	2,434,723	(f)	2,434,723
Other assets	4,326,538	(567,850)	(g)	3,758,688
Total assets	$328,288,109	$(18,011,430)		$310,276,679

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$10,863,874	$—		$10,863,874
Interest bearing	204,375,389	955,452	(h)	205,330,841
Total deposits	215,239,263	955,452		216,194,715
Long term borrowings	56,000,000	4,250,568	(i)	60,250,568
Accrued interest payable	246,416	—		246,416
Other liabilities	2,979,727	118,066		3,097,793
Total liabilities	$274,465,406	$5,324,086		$279,789,492

Net identifiable assets acquired over (under) liabilities assumed	53,822,703	(23,335,516)		30,487,187
Goodwill	—	7,159,875	(j)	7,159,875
Net assets acquired over liabilities assumed	53,822,703	(16,175,641)		37,647,062

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

(j)            Within the measurement period, goodwill was increased $946,241.

3.                          ACQUISITION OF WSB HOLDINGS, INC. (continued)

We allocated the purchase price for WSB Holdings as follows:

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

During the third quarter of 2013, within the measurement period, goodwill was increased $946,241 associated with the acquisition of WSB Holdings.  As outlined in our financial statements, this amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.  This increased represents $102,484 fair value adjustment on one of our lot loans, $2,949 in our deferred tax assets and $8,310 credit on one commercial land loan and $849,118 on fair value of our investments classified as available for sale that we identified during the period.  There was no goodwill adjustment for the period ended March 31, 2014.

4.                                      INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2014
Available for sale
U. S. treasury	$1,502,168	$—	$(2,918)	$1,499,250
U.S. government agency	43,738,979	1,974	(1,641,614)	42,099,339
Municipal securities	61,085,196	838,679	(1,334,774)	60,589,101
Mortgage backed securities:
FHLMC certificates	4,189,100	72,304	(54,181)	4,207,223
FNMA certificates	18,510,992	192,218	(365,510)	18,337,700
GNMA certificates	39,166,237	126,405	(724,533)	38,568,109
SBA loan pools	6,991,572	—	(197,947)	6,793,625
	$175,184,244	$1,231,580	$(4,321,477)	$172,094,347

December 31, 2013
Available for sale
U. S. treasury	$1,249,831	$156	$—	$1,249,987
U.S. government agency	42,942,107	—	(2,206,975)	40,735,132
Municipal securities	61,190,506	601,327	(2,525,198)	59,266,635
Mortgage backed securities
FHLMC certificates	5,214,835	75,950	(84,819)	5,205,966
FNMA certificates	19,055,521	161,209	(513,728)	18,703,002
GNMA certificates	40,878,372	127,750	(1,084,896)	39,921,226
SBA loan pools	7,339,052	—	(251,224)	7,087,828
	$177,870,224	$966,392	$(6,666,840)	$172,169,776

4.                                      INVESTMENT SECURITIES — (Continued)

As of March 31, 2014 and December 31, 2013, securities with unrealized losses segregated by length of impairment were as follows:

	March 31, 2014
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. Treasury	$1,499,250	$2,918	$—	$—	$1,499,250	$2,918
U.S. government agency	39,860,865	1,572,301	1,437,900	69,313	41,298,765	1,641,614
Municipal securities	14,604,173	394,847	16,849,269	939,927	31,453,442	1,334,774
Mortgage backed securities	37,450,572	936,673	6,947,791	207,551	44,398,363	1,144,224
SBA loan pools	6,793,625	197,947	—	—	6,793,625	197,947
Total unrealized losses less than 12 months	$100,208,485	$3,104,686	$25,234,960	$1,216,791	$125,443,445	$4,321,477

	December 31,2013
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Unrealized losses less than 12 months
U.S. government agency	$39,324,082	$2,107,099	$1,411,050	$99,876	$40,735,132	$2,206,975
Municipal securities	30,367,222	1,654,439	9,190,578	870,759	39,557,800	2,525,198
Mortgage backed securities	41,518,287	1,456,886	4,823,932	226,557	46,342,219	1,683,443
SBA loan pools	7,087,828	251,224	—	—	7,087,828	251,224
Total unrealized losses less than 12 months	$118,297,419	$5,469,648	$15,425,560	$1,197,192	$133,722,979	$6,666,840

At March 31, 2014 and December 31, 2013, we had 45 and 26 investment securities, respectively, in an unrealized loss position greater than the 12 months time frame and 165 and 120 securities, respectively, in an unrealized loss position less than the 12 months time frame.  We consider all unrealized losses on securities as of March 31, 2014 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of March 31, 2014, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

We have recorded no realized gains or losses for the sale or call of investment securities for the three month period ending March 31, 2014 compared to $631,429 gross gains and no gross losses for the three month period ending March 31, 2013.  During the three month period ended March 31, 2014, we received $3.9 million proceeds from sales, maturities or calls of investment securities and principal pay-downs compared to $23,327,613 for the same three month period last year.

Contractual maturities and pledged securities at March 31, 2014 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities based on maturity date.  However, we receive payments on a monthly basis.  We received approximately $2.7 million in principal pay-downs during the three months ending March 31, 2014.

4.                                INVESTMENT SECURITIES — (Continued)

	Available for Sale
March 31, 2014	Amortized cost	Fair value

Maturing
Within one year	$1,734,062	$1,734,124
Over one to five years	10,194,377	10,099,615
Over five to ten years	47,163,392	45,862,144
Over ten years	116,092,413	114,398,464
	$175,184,244	$172,094,347
Pledged securities	$44,268,035	$37,937,586

5.                            LOANS

Major classifications of loans held for investment are as follows:

	March 31, 2014			December 31, 2013
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$167,003,364	$29,712,784	$196,716,148	$163,105,356	$30,102,731	$193,208,087
Investment	172,072,391	50,957,428	223,029,819	162,188,671	54,091,676	216,280,347
Hospitality	68,063,766	8,464,828	76,528,594	67,291,387	8,546,239	75,837,626
Land and A&D	36,968,752	6,470,951	43,439,703	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien-Investment	45,344,442	27,826,424	73,170,866	45,294,434	28,364,096	73,658,530
First Lien-Owner Occupied	15,677,156	59,987,174	75,664,330	13,909,939	62,247,502	76,157,441
Residential Land and A&D	20,172,345	13,169,636	33,341,981	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	18,909,513	3,295,273	22,204,786	18,302,560	3,359,063	21,661,623
Commercial and Industrial	88,511,195	10,172,422	98,683,617	89,629,043	11,161,347	100,790,390
Consumer	9,759,318	775,542	10,534,860	10,127,525	870,843	10,998,368
	642,482,242	210,832,462	853,314,704	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(4,419,133)	(462,806)	(4,881,939)	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	998,266	(1,310)	996,956	1,021,167	(993)	1,020,174
	$639,061,375	$210,368,346	$849,429,721	$626,913,627	$220,334,963	$847,248,590

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

In addition to the internal business processes employed in the credit administration area, Old Line Bank retains an outside independent firm to review the loan portfolio.  This firm performs a detailed annual review and an interim update.

5.                                      LOANS-(Continued)

We use the results of the firm’s report to validate our internal ratings and we review the commentary on specific loans and on our loan administration activities in order to improve our operations.

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties.  Commercial real estate loans totaled $539.7 million and $534.3 million at March 31, 2014 and December 31, 2013, respectively.  This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings.  Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows.  Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans.  Payments on such loans are often dependent of successful operation or management of the properties.  We will generally finance owner occupied commercial real estate at a maximum loan to value of 85% and investor real estate at a maximum loan to value of 75%.

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

At March 31, 2014, we had approximately $76.5 million of commercial real estate loans outstanding to the hospitality industry.  An internal review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans.  A portion of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 80%.  We also offer fixed rate home improvement loans.  Our home equity and home improvement loan portfolio gives us a diverse client base.  Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk.  Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence.  Our initial underwriting includes an analysis of the borrower’s debt/income ratio which

5.                                      LOANS-(Continued)

generally may not exceed 43%.  We also consider the borrower’s length of employment and prior credit history in the approval process.  We require borrowers to have a credit score of at least 660.  We do not have any subprime residential real estate loans.

We obtain detailed loan applications to determine a borrower’s ability to repay and verify the more significant items on these applications through credit reports, financial statements and confirmations.  We also require appraisals of collateral and title insurance on secured real estate loans.  Most borrowers must establish a mortgage escrow account for items such as real estate taxes, governmental charges and hazard and private mortgage insurance premiums.

A portion of this segment of the loan portfolio consists of funds advanced for construction of custom single family residences (where the home buyer is the borrower), financing to builders for the construction of pre-sold homes, and loans for multi-family housing.  These loans generally have short durations, meaning maturities typically of nine months or less.  Residential houses, multi-family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans.  The vast majority of these loans are concentrated in our primary market area.

Construction lending entails significant risk.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction.  An appraisal of the property estimates the value of the project prior to completion of construction.  Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan to value ratios.  To mitigate these risks, we generally limit loan amounts to 80% or less of appraised values, obtain first lien positions on the property securing the loan, and adhere to established underwriting procedures.  In addition, we generally offer real estate construction financing only to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take-out” (conversion to a permanent mortgage upon completion of the project).  We also perform a complete analysis of the borrower and the project under construction.  This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take-out,” the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral.  During construction, we advance funds on these loans on a percentage of completion basis.  We inspect each project as needed prior to advancing funds during the term of the construction loan.

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations.  Generally, we will make residential mortgage loans in amounts up to the limits established from time to time by Fannie Mae and Freddie Mac for secondary market resale purposes.  This amount for single-family residential loans currently varies from $417,000 up to a maximum of $625,500 for certain high-cost designated areas.  We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $625,500.  The Washington, D.C. and Baltimore areas are both considered high-cost designated areas.  We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio.  For loans sold in the secondary market, we require a credit score of at least 640 with some exceptions to 620 for Veterans.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held-for-sale.  The premium is recorded in gain on sale of loans in non-interest income, net of commissions paid to the loan officers.

Commercial and Industrial Lending

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

Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business.  They may also involve higher average balances and an increased difficulty monitoring.  To help manage these risks, we typically limit these loans to proven

5.                                LOANS (Continued)

businesses and we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of the business.  For loans in excess of $250,000, monitoring usually includes a review of the borrower’s annual tax returns and updated financial statements.

Consumer Installment Lending

We offer various types of secured and unsecured consumer loans.  We make consumer loans for personal, family or household purposes as a convenience to our customer base.  This category includes our luxury boat loans, which we made prior to 2008 and that remain in our portfolio.  Consumer loans, however, are not a focus of our lending activities.  The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of his or her ability to meet existing obligations and payments on the proposed loan.  As a general guideline, the borrower’s total debt service should not exceed 40% of his or her gross income.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

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

5.                            LOANS (Continued)

The table below presents an aging analysis of the loan held for investment portfolio at March 31, 2014 and December 31, 2013.

Age Analysis of Past Due Loans

	March 31, 2014			December 31, 2013
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$633,426,455	$206,516,653	$839,943,108	$620,559,847	$214,086,692	$834,646,539
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	752,732	—	752,732	828,388	54,035	882,423
Investment	—	—	—	—	534,694	534,694
Residential Real Estate:
First-Investment	517,494	379,337	896,831	521,405	845,018	1,366,423
First-Owner Occupied	—	1,774,279	1,774,279	—	2,584,408	2,584,408
Land and A&D	269,137	736,341	1,005,478	—	35,162	35,162
Commercial	—	86,196	86,196	224,322	396,215	620,537
Consumer	83,559	990	84,549	—	14,108	14,108
Total 30-89 days past due	1,622,922	2,977,143	4,600,065	1,574,115	4,463,640	6,037,755
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	309,767	309,767	—	309,767	309,767
Residential Real Estate:
First-Owner Occupied	—	167,792	167,792	—	429,144	429,144
Land and A&D	—	—	—	—	915,649	915,649
Commercial	218,272	—	218,272	—	—	—
Consumer	12,132	—	12,132	—	—	—
Total 90 or more days past due	230,404	477,559	707,963	—	1,654,560	1,654,560
Total accruing past due loans	1,853,326	3,454,702	5,308,028	1,574,115	6,118,200	7,692,315
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	1,849,685	—	1,849,685	1,849,685	—	1,849,685
Investment	—	380,265	380,265	—	376,050	376,050
Hospitality	4,473,345	—	4,473,345	4,473,345	—	4,473,345
Residential Real Estate:
First-Investment	120,478	—	120,478	123,183	—	123,183
First-Owner Occupied	—	350,510	350,510	925,814	156,143	1,081,957
Land and A&D	—	130,332	130,332	—	130,532	130,532
Commercial	752,182	—	752,182	769,597	—	769,597
Consumer	6,771	—	6,771	14,426	—	14,426
Total Recorded Investment
Non-accruing past due loans:	7,202,461	861,107	8,063,568	8,156,050	662,725	8,818,775
Total Loans	$642,482,242	$210,832,462	$853,314,704	$630,290,012	$220,867,617	$851,157,629

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

5.                                      LOANS (Continued)

The tables below present our impaired loans at March 31, 2014 and December 31, 2013.

Impaired Loans

Three months ended March 31, 2014

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:

Owner Occupied	$2,120,282	$2,120,282	$—	$2,120,388	$—
Land and A&D
Residential Real Estate:
First-Investment	120,478	120,478	—	121,760	—
Commercial	752,182	752,182	—	763,018	—
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Investment	1,351,595	1,351,595	135,160	1,356,616	—
Hospitality	4,473,345	4,473,345	1,250,000	4,473,345	—
Land and A&D	439,694	439,694	185,846	448,918
Total legacy impaired	9,257,576	9,257,576	1,571,006	9,284,045	—

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Land and A&D	1,134,224	—	—	1,310,004	—
Residential Real Estate:
First-Owner Occupied	541,394	515,826	—	543,027	4,552
Land and A&D	232,027	232,027	—	232,027	—
Commercial	86,813	86,813	—	87,114	741

With an allowance recorded:
Commercial Real Estate:
Investment	372,048	380,265	279,036	372,048	—
Residential Real Estate:
First-Owner Occupied	351,600	350,510	100,000	351,600	—
Land and A&D	131,031	130,332	83,770	131,031	—
Total acquired impaired	2,849,137	1,695,773	462,806	3,026,851	5,293
Total impaired	$12,106,713	$10,953,349	$2,033,812	$12,310,896	$5,293

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

Acquired (1)
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

5.                            LOANS (Continued)

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  Restructured loans at March 31, 2014 consisted of four loans for $602,639 compared to five loans at December 31, 2013 for $666,970.  We had no loans that were modified as a TDR during the three month periods ending March 31, 2014 or 2013.  We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the three month period ending March 31, 2014.

Acquired impaired loans

The following table documents changes in the accretable discount on acquired impaired loans during the three months ended March 31, 2014 and 2013, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$40,771	$—
Accretion of fair value discounts	(299,629)	(240,238)
Reclassification from non-accretable	236,909	240,238
Balance at end of period	$(21,949)	$—

	Contractually Required Payments Receivable	Carrying Amount
At March 31, 2014	$11,884,789	$8,456,379
At December 31, 2013	12,482,792	8,742,777
At March 31, 2013	24,536,848	13,174,186
At December 31, 2012	24,930,742	13,363,882

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

5.                            LOANS (Continued)

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

The following tables outline the class of loans by risk rating at March 31, 2014 and December 31, 2013:

March 31, 2014	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$163,542,525	$26,727,753	$190,270,278
Investment	169,292,647	49,011,853	218,304,500
Hospitality	63,590,421	8,464,828	72,055,249
Land and A&D	33,782,502	6,227,760	40,010,262
Residential Real Estate:
First-Investment	43,985,676	26,591,313	70,576,989
First-Owner Occupied	15,591,130	58,213,835	73,804,965
Land and A&D	17,731,271	12,015,470	29,746,741
HELOC and Jr. Liens	18,909,513	3,295,273	22,204,786
Commercial	84,399,266	8,557,467	92,956,733
Consumer	9,752,546	775,543	10,528,089
	620,577,497	199,881,095	820,458,592
Special Mention (6)
Commercial Real Estate:
Owner Occupied	1,611,155	2,100,264	3,711,419
Investment	1,428,149	830,932	2,259,081
Hospitality	—	—	—
Land and A&D	3,186,250	243,191	3,429,441
Residential Real Estate:
First-Investment	1,238,288	722,055	1,960,343
First-Owner Occupied	86,027	637,465	723,492
Land and A&D	2,441,074	360,793	2,801,867
HELOC and Jr. Liens	—	—	—
Commercial	2,920,052	633,143	3,553,195
Consumer	—	—	—
	12,910,995	5,527,843	18,438,838
Substandard (7)
Commercial Real Estate:
Owner Occupied	1,849,685	884,767	2,734,452
Investment	1,351,595	1,114,643	2,466,238
Hospitality	4,473,345	—	4,473,345
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	120,478	513,056	633,534
First-Owner Occupied	—	1,135,875	1,135,875
Land and A&D	—	793,372	793,372
HELOC and Jr. Liens	—	—	—
Commercial	1,191,876	981,811	2,173,687
Consumer	6,771	—	6,771
	8,993,750	5,423,524	14,417,274
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$642,482,242	$210,832,462	$853,314,704

5.                                            LOANS (Continued)

December 31, 2013	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$159,945,564	$27,089,317	$187,034,881
Investment	159,392,609	51,664,220	211,056,829
Hospitality	62,818,042	8,546,240	71,364,282
Land and A&D	37,383,344	8,148,372	45,531,716
Residential Real Estate:
First-Investment	44,064,312	27,103,460	71,167,772
First-Owner Occupied	12,896,971	60,399,843	73,296,814
Land and A&D	17,778,528	12,678,761	30,457,289
HELOC and Jr. Liens	18,302,559	3,359,063	21,661,622
Commercial	85,415,692	9,529,078	94,944,770
Consumer	10,113,098	870,843	10,983,941
	608,110,719	209,389,197	817,499,916
Special Mention (6)
Commercial Real Estate:
Owner Occupied	1,310,107	2,128,647	3,438,754
Investment	1,432,243	835,918	2,268,161
Hospitality	—	—	—
Land and A&D	3,212,463	250,806	3,463,269
Residential Real Estate:
First-Investment	1,106,938	733,107	1,840,045
First-Owner Occupied	87,154	762,920	850,074
Land and A&D	2,066,763	—	2,066,763
HELOC and Jr. Liens	—	—	—
Commercial	1,841,859	646,700	2,488,559
Consumer	—	—	—
	11,057,527	5,358,098	16,415,625
Substandard (7)
Commercial Real Estate:
Owner Occupied	1,849,685	884,767	2,734,452
Investment	1,363,821	1,591,538	2,955,359
Hospitality	4,473,345	—	4,473,345
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	123,183	527,528	650,711
First-Owner Occupied	925,812	1,084,740	2,010,552
Land and A&D	—	1,046,181	1,046,181
HELOC and Jr. Liens	—	—	—
Commercial	2,371,493	985,568	3,357,061
Consumer	14,427	—	14,427
	11,121,766	6,120,322	17,242,088
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$630,290,012	$220,867,617	$851,157,629

5.                                      LOANS (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2014 and 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.  During the fourth quarter of 2013, the loan segments were changed to align with our new allowance methodology which resulted in balance transfers from prior loan categories and assigned to each new loan segment.

March 31, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	76,063	159,543	91,713	11,251	338,570
Provision (credit) for loan losses for loans acquired with deteriorated credit quality	(5,907)	(138,480)	75,586	—	(68,801)
Recoveries	2,496	40	7,670	4,026	14,232
	567,703	3,590,498	1,016,203	38,810	5,213,214
Loans charged off	(1,000)	—	(320,006)	(10,269)	(331,275)
Ending Balance	$566,703	$3,590,498	$696,197	$28,541	$4,881,939
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$185,846	$1,385,160	$—	$—	$1,571,006
Other loans not individually evaluated	379,361	1,926,498	512,872	29,396	2,848,127
Acquired Loans:
Individually evaluated for impairment	279,036	—	183,770	—	462,806
Ending balance	$844,243	$3,311,658	$696,642	$29,396	$4,881,939

March 31, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
General provision for loan losses	22,653	113,670	(7,969)	(3,354)	125,000
Provision for loan losses for loans acquired with deteriorated credit quality	75,000	—	—	—	75,000
Recoveries	31,383	16,996	—	22,674	71,053
	2,955,620	886,620	240,959	153,201	4,236,400
Loans charged off	(67,851)	(102,596)	—	(13,006)	(183,453)
Ending Balance	$2,887,769	$784,024	$240,959	$140,195	$4,052,947
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$25,000	$—	$—	$—	$25,000
Other loans not individually evaluated	2,471,145	784,024	240,959	140,195	3,636,323
Acquired Loans:
Individually evaluated for impairment	391,624	—	—	—	391,624
Ending balance	$2,887,769	$784,024	$240,959	$140,195	$4,052,947

5.                            LOANS (Continued)

Our recorded investment in loans at March 31, 2014 and 2013 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

March 31, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$439,694	$5,824,940	$—	$—	$6,264,634
Individually evaluated for impairment without specific reserve	752,182	2,120,282	120,478	—	2,992,942
Other loans not individually evaluated	87,319,319	436,230,697	99,467,152	9,759,318	632,776,486
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	372,048	482,631	—	854,679
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	86,813	—	515,826	—	602,639
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	232,027	—	232,027
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	10,085,609	95,166,297	103,563,849	775,542	209,591,297
Ending balance	$98,683,617	$539,714,264	$204,381,963	$10,534,860	$853,314,704

March 31, 2013	Real Estate	Commerical	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$499,122	$—	$—	$—	$499,122
Individually evaluated for impairment without specific reserve	2,783,091	1,721,438	—	—	4,504,529
Collectively evaluated for impairment without reserve	378,858,376	91,205,536	6,813,884	3,058,822	479,936,618
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	1,603,144	—	—	—	1,603,144
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	12,887,376	286,810	—	—	13,174,186
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	104,057,548	10,135,885	—	936,671	115,130,104
Ending balance	$500,688,657	$103,349,669	$6,813,884	$3,995,493	$614,847,703

6.                                      OTHER REAL ESTATE OWNED

At March 31, 2014 and December 31, 2013, the fair value of other real estate owned was $4.6 million and $4.3 million, respectively.  As a result of the acquisitions of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

The following outlines the transactions in other real estate owned during the period.

Three months ended March 31, 2014	Legacy	Acquired	Total
Beginning balance	$475,291	$3,836,051	$4,311,342
Real estate acquired through foreclosure of loans	334,000	257,622	591,622
Real estate sold	—	(512,878)	(512,878)
Net realized gain (loss) on sale of real estate owned	—	203,068	203,068
Ending balance	$809,291	$3,783,863	$4,593,154

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

	Three Months Ended
	March 31,
	2014	2013
Weighted average number of shares	10,780,141	6,848,505
Dilutive average number of shares	10,942,110	6,950,749

8.                                     STOCK BASED COMPENSATION

For the three months ended March 31, 2014 and 2013, we recorded stock-based compensation expense of $126,802 and $83,662, respectively.  At March 31, 2014, there was $461,189 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 1.25 years. As of March 31, 2014, there were 413,722 shares remaining available for future issuance under the equity incentive plans. The directors and officers did not exercise any options during the three month periods ended March 31, 2014 and 2013.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to December 31, 2013, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2013.  During the three months ended March 31, 2014 and 2013, we granted 50,759 and 52,712 stock options, respectively.  The weighted average grant date fair value of these 2014 stock options is $4.69 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the three months ended March 31, 2014 and 2013, we granted 8,257 and 8,382 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $16.76 at March 31, 2014. There were no restricted shares forfeited during the three month periods ending March 31, 2014 and 2013.

9.                                      FAIR VALUE MEASUREMENT

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement.  The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than Level 1 prices.  Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.  We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For the three months ended March 31, 2014 and year ended December 31, 2013, there were no transfers between levels.

At March 31, 2014, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, mortgage-backed securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items.  These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source.  We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

We value Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis.  We value SLMA equity securities under Level 1. During the period ending March 31, 2014, the SLMA equity security was sold and the realized gain of $96,993 is recorded in gain (loss) on disposal of assets on the consolidated statement of income.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Availabe-for-sale:
Treasury securities	$1,499	$1,499	$—	$—	$—
U.S. government agency	42,099	—	42,099	—	—
Municipal securities	60,589	—	60,589	—	—
FHLMC MBS	4,207	—	4,207	—	—
FNMA MBS	18,338	—	18,338	—	—
GNMA MBS	38,568	—	38,568	—	—
SBA loan pools	6,794	—	6,794	—	—
Total recurring assets at fair value	$172,094	$1,499	$170,595	$—	$—

9.                                      FAIR VALUE MEASUREMENT (continued)

	At December 31, 2013 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Availabe-for-sale:
Treasury securities	$1,250	$1,250	$—	$—	$—
U.S. government agency	40,735	—	40,735	—	—
Municipal securities	59,267	—	59,267	—	—
FHLMC MBS	5,206	—	5,206	—	—
FNMA MBS	18,703	—	18,703	—	—
GNMA MBS	39,921	—	39,921	—	—
SBA loan pools	7,088	—	7,088	—	—
Total investment securities available for sale	172,170	1,250	170,920	—	—
Sallie Mae equity securities	414	414	—	—	—
Total recurring assets at fair value	$172,584	$1,664	$170,920	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2014 and December 31, 2013 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At March 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$7,687	$—	$—	$7,687
Acquired:	1,233	—	—	1,233
Total Impaired Loans	8,920	—	—	8,920

Other real estate owned:
Legacy:	809	—	—	809
Acquired:	3,784	—	—	3,784
Total other real estate owned:	4,593	—	—	4,593

Total	$13,513	$—	$—	$13,513

9.                                      FAIR VALUE MEASUREMENT (continued)

	At December 31, 2013 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$9,723	$—	$—	$9,723
Acquired:	1,296	—	—	1,296
Total Impaired Loans	11,019	—	—	11,019

Other real estate owned:
Legacy:	475	—	—	$475
Acquired:	3,836	—	—	3,836
Total other real estate owned:	4,311	—	—	4,311

Total	$15,330	$—	$—	$15,330

As of March 31, 2014 and December 31, 2013, we estimated the fair value of impaired assets using Level 3 inputs to be $13.5 million and $15.3 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 50%.  As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

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

Loans- We estimate the fair value of loans, segregated by type based on similar financial characteristics, segregated by type based on similar financial characteristics, by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories.  We then adjust this calculated amount for any credit impairment.

Loans held for Sale- Loans held for sale are carried at the lower of cost or market value.  The fair values of loans held for sale are based on commitments on hand from investors within the secondary market for loans with similar characteristics.

Investment Securities- We base the fair values of investment securities upon quoted market prices or dealer quotes.

Equity Securities- Equity securities are considered restricted stock and are carried at cost which approximates fair value.

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

9.                                      FAIR VALUE MEASUREMENT (continued)

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

Off-balance Sheet Commitments and Contingencies- Carrying amounts are reasonable estimates of the fair values for such financial instruments.  Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to our financial position.

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

	March 31, 2014 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$54,406	$54,406	$54,406	$—	$—
Loans receivable, net	849,430	863,985	—	—	863,985
Loans held for sale	1,682	1,682	—	1,682	—
Investment securities available for sale	172,094	172,094	1,499	170,595	—
Equity Securities at cost	4,304	4,304	—	4,304	—
Bank Owned Life Insurance	30,788	30,788	—	30,788	—
Accrued interest receivable	3,131	3,131	—	906	2,225

Liabilities:
Deposits:
Non-interest-bearing	234,512	234,512	—	234,512	—
Interest bearing	773,640	779,087	—	779,087	—
Short term borrowings	38,194	38,194	—	38,194	—
Long term borrowings	6,072	6,072	—	6,072	—
Accrued Interest payable	242	242	—	242	—

9.                                      FAIR VALUE MEASUREMENT (continued)

	December 31, 2013 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$29,058	$29,058	$29,058	$—	$—
Loans receivable, net	847,249	860,458	—	—	860,458
Loans held for sale	2,075	2,075	—	2,075	—
Investment securities available for sale	172,170	172,170	1,250	170,920	—
Equity Securities at cost	5,670	5,670	414	5,256	—
Bank Owned Life Insurance	30,577	30,577	—	30,577	—
Accrued interest receivable	3,433	3,433	—	1,088	2,345

Liabilities:
Deposits:
Non-interest-bearing	228,734	228,734	—	228,734	—
Interest bearing	745,626	751,703	—	751,703	—
Short term borrowings	49,530	49,530	—	49,530	—
Long term borrowings	6,093	6,093	—	6,093	—
Accrued Interest payable	265	265	—	265	—

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $464,223 investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 73% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T) and on May 10, 2013, we acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB).  The acquisition of WSB created the fifth largest independent commercial bank based in Maryland, with assets of more than $1.1 billion and with 23 full service branches serving five counties.

Summary of Recent Performance and Other Activities

Our net income available to common stockholders increased $549 thousand to net earnings of $1.8 million for the three months ended March 31, 2014, compared to net earnings of $1.3 million for the three months ended March 31, 2013.  Income was $0.17 per basic and diluted common share for the three months ended March 31, 2014 compared to earnings of $0.19 per basic and diluted common share for the same period in 2013.  The increase in net income is primarily the result of a $2.6 million increase in total interest income and an increase of $165 thousand in non-interest income partially offset by an increase of $1.9 million in non-interest expense.

The following highlights contain additional financial data and events that have occurred during the three months ended March 31, 2014:

•                  Net income available to common stockholders of $1.8 million, or $0.17 per basic and diluted share, was recorded for the three month period ending March 31, 2014 compared to net income available to common stockholders of $1.3 million or $0.19 per basic and diluted share, for the first quarter of 2013, representing an increase of $549,309 or 42.70%.

•                  The net interest margin was 4.29% compared to 4.36% for the same period in 2013.  The average interest rate paid on total interest-bearing liabilities decreased to 0.51% for the three months ended March 31, 2014 compared to 0.66% for the three months ended March 31, 2013.

•                  The first quarter Return of Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.64% and 5.95%, respectively, compared to ROAA and ROAE of 0.61% and 7.26%, respectively, for the first quarter of 2013.

•                  Total assets at March 31, 2014 increased by $25.7 million compared to December 31, 2013.

•                  Total deposits grew by $33.8 million, or 3.47%, since December 31, 2013.

•                  Net loans held for investment increased by $2.2 million, or 0.26%, since December 31, 2013.

•                  Our asset quality remained strong:

•                  At March 31, 2014, we had five legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $7.2 million, compared to eight loans in the amount of $8.2 million at December 31, 2013.

•                  At March 31, 2014, we had accruing legacy loans past due between 30 and 89 days in the amount of $1.6 million and accruing legacy loans of $230 thousand that are 90 or more days past due, compared to $1.6 million accruing 30-89 days and no loans that were past 90 or more at December 31, 2013.

•                  At March 31, 2014, we had accruing acquired loans totaling $3.0 million past due between 30 and 89 days and accruing acquired loans of $478 thousand that are 90 or more days past due, compared to $4.5 million between 30-89 days and $1.7 million 90 or more days past due and accruing at December 31, 2013.

•                  We provided $270 thousand for loan losses during the three month period ended March 31, 2014 compared to $200 thousand for the three months ended March 31, 2013.

•                  Non-performing assets decreased to 1.12% of total assets at March 31, 2014 compared to 1.27% at December 31,   2013, but increased from 0.94% at March 31, 2013.

•                  We ended the first quarter of 2014 with a book value of $11.99 per common share and a tangible book value of $10.79 per common share.

•                  We maintained liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three month period ended March 31, 2014 compared to same period in 2013 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)
	2014	2013	$ Change	% Change

Net income available to common stockholders	$1,836	$1,286	$550	42.77%
Interest income	11,372	8,817	2,555	28.98
Interest expense	1,013	970	43	4.43

Net interest income before provision for loan losses	10,359	7,847	2,512	32.01
Non-interest income	1,392	1,228	164	13.36
Non-interest expense	8,977	7,080	1,897	26.79
Average total loans	851,080	605,702	245,378	40.51
Average interest earning assets	1,021,996	772,187	249,809	32.35
Average total interest bearing deposits	751,439	552,650	198,789	35.97
Average non-interest bearing deposits	229,230	187,698	41,532	22.13
Net interest margin (1)	4.29%	4.36%
Return on average equity	5.95%	7.26%
Basic earnings per common share	$0.17	$0.19	$(0.02)	(10.53)
Diluted earnings per common share	0.17	0.19	(0.02)	(10.53)

(1) See “Reconciliation of Non-GAAP Measures”

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded organically in Montgomery County, and through acquisition in Charles County, Prince George’s County and Anne Arundel County, Maryland.

We use the Internet and technology to augment our growth plans.  Currently, we offer our customers image technology, Internet and mobile banking with online account access and bill payer service. We provide selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us.  We will continue to evaluate cost effective ways that technology can enhance our management capabilities, products and services.

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

If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during the remainder of 2014.  We also believe that we will be able to maintain our current level of net interest margins during the remainder of 2014.  As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will continue to increase during the remainder of 2014, although there can be no guarantee that this will be the case.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2013, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combination and accounting for acquired loans.  There have been no material changes in our critical accounting policies during the three months ended March 31, 2014.

Average Balances, Yields and Accretion of Fair Value Adjustments Impact

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended March 31, 2014 and 2013, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2014			2013
	Average			Average
Three Months Ended March 31,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$1,324,848	$389	0.12%	$1,709,594	$603	0.20%
Interest bearing deposits	27,656	8	0.12	161,326	99	0.25
Investment securities (1)(2)
U.S. Treasury	1,401,315	890	0.26	1,374,133	1,855	0.55
U.S. government agency	36,307,595	159,656	1.78	29,227,991	87,181	1.21
Mortgage backed securities	70,546,412	377,872	2.17	70,720,047	388,256	2.23
Municipal securities	61,152,365	704,065	4.67	63,834,888	751,570	4.77
Other equity securities	5,156,638	76,394	6.01	3,515,366	43,302	5.00
Total investment securities	174,564,325	1,318,877	3.06	168,672,425	1,272,164	3.06
Loans:(1)
Commercial	126,387,167	1,378,718	4.42	100,592,871	1,317,401	5.31
Mortgage real estate	713,505,366	8,961,737	5.09	493,997,648	6,514,081	5.35
Consumer	11,187,466	162,019	5.87	11,111,472	164,490	6.00
Total loans	851,079,999	10,502,474	5.00	605,701,991	7,995,972	5.35
Allowance for loan losses	5,001,250	—		4,058,816	—
Total loans, net of allowance	846,078,749	10,502,474	5.03	601,643,175	7,995,972	5.39
Total interest earning assets(1)	1,021,995,578	11,821,748	4.69	772,186,520	9,268,838	4.87
Non-interest bearing cash	36,258,104			25,465,996
Premises and equipment	34,901,415			25,083,069
Other assets	75,336,154			37,123,329
Total assets(1)	1,168,491,251			859,858,914
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	86,889,647	36,266	0.17	65,341,432	27,631	0.17
Money market and NOW	298,511,159	161,920	0.22	176,313,295	111,159	0.26
Other time deposits	366,038,675	696,117	0.77	310,994,955	718,349	0.94
Total interest bearing deposits	751,439,481	894,303	0.48	552,649,682	857,139	0.63
Borrowed funds	51,661,794	118,276	0.93	40,335,859	112,487	1.13
Total interest bearing liabilities	803,101,275	1,012,579	0.51	592,985,541	969,626	0.66
Non-interest bearing deposits	229,229,562			187,697,564
	1,032,330,837			780,683,105
Other liabilities	10,813,815			6,909,547
Non-controlling interest	285,355			387,467
Stockholders’ equity	125,061,244			71,878,795
Total liabilities and stockholders’ equity	$1,168,491,251			$859,858,914
Net interest spread(1)			4.18			4.21
Net interest margin(1)		$10,809,169	4.29%		$8,299,212	4.36%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended March 31, 2014 and 2013.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended March 31,
	2014 compared to 2013
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(214)	$(161)	$(53)
Interest bearing deposits	(91)	(66)	(25)
Investment Securities(1)
U.S. treasury	(965)	(1,029)	64
U.S. government agency	72,475	64,307	8,168
Mortgage backed securities	(10,384)	(10,156)	(228)
Municipal securities	(47,505)	(31,867)	(15,638)
Other	33,092	21,065	12,027
Loans:(1)
Commercial	61,317	(445,361)	506,678
Mortgage	2,447,656	(885,113)	3,332,769
Consumer	(2,471)	(4,370)	1,899
Total interest revenue (1)	2,552,910	(1,292,751)	3,845,661

Interest bearing liabilities
Savings	8,636	(1,555)	10,191
Money market and NOW	50,761	(47,080)	97,841
Other time deposits	(22,232)	(222,855)	200,623
Borrowed funds	5,788	(41,649)	47,437
Total interest expense	42,953	(313,139)	356,092

Net interest income(1)	$2,509,957	$(979,612)	$3,489,569

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

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

Net Interest Income.  Net interest income before provision for loan losses for the three months ended March 31, 2014 increased $2.5 million or 32.0% to $10.4 million from $7.8 million for the same period in 2013.  As outlined in detail in the Rate/Volume Analysis, this increase was the result of an increase in total interest income resulting from an increase in average interest earning assets, partially offset by a decrease in yield on such assets, and a slight increase in interest paid on interest bearing liabilities.  Average interest earning assets increased primarily due to the acquisition of WSB and to a lesser extent, organic loan growth, compared to the same three month period last year.  A competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets during the three months ended March 31, 2014, however, the lower market yields on interest bearing assets had a much greater impact on, and continue to negatively impact, net interest income.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively stable net interest margin.

Total interest income increased $2.6 million, or 28.98%, to $11.4 million during the three months ended March 31, 2014 compared to $8.8 million during the three months ended March 31, 2013.  We offset the effect on interest income and net interest income caused by the low rate environment by growing total average interest earning assets by $249.8 million or 32.35% to $1.0 billion for the three months ended March 31, 2014 from $772.2 million for the three months ended March 31, 2013, as well as by changes in the mix of our interest-earning assets. The increase in total interest earning assets is due to strong organic loan growth during the last nine months of 2013 as well as the loans and investments acquired in the WSB

Holdings transaction.

Total interest expense increased $42,953, or 4.43%, to $1.0 million during the three months ended March 31, 2014 from $970 thousand for the same period in 2013, as a result of the increase in average interest bearing liabilities partially offset by a decrease in the average interest rate paid on interest bearing liabilities, primarily time deposits.  The average rate paid on time deposits decreased to 0.77% during the three months ended March 31, 2014 from 0.94% during the same period last year, while the average interest rate paid on all interest bearing liabilities decreased to 0.51% during the three months ended March 31, 2014 compared to 0.66% during the three months ended March 31, 2013.  Average interest bearing liabilities increased $210.1 million or 35.43% to $803.1 million for the three months ended March 31, 2014 from $593.0 million for the three months ended March 31, 2013, primarily as a result of a $198.8 million or 36.0% increase in average interest bearing deposits.

The growth in average interest bearing deposits was primarily the result of the acquisition of WSB, but we also experienced organic growth as a result of increased name recognition in our market place, including as a result of the acquisition, and our business development efforts.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the acquisition of WSB and the growth generated from our branch network and commercial loan officers, our average non-interest bearing deposits increased $41.5 million to $229.2 million for the three months ended March 31, 2014, compared to $187.7 million for the three months ended March 31, 2013.

Our net interest margin was 4.29% for the three months ended March 31, 2014 compared to 4.36% for the three months ended March 31, 2013.  The yield on average interest earning assets decreased 18 basis points during the period from 4.87% for the quarter ended March 31, 2013 to 4.69% for the quarter ended March 31, 2014. Re-pricing in the loan portfolio and slightly lower yields on new loans caused the average loan yield to decline.

During the three months ended March 31, 2014 and 2013, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which contributed to the $429 thousand of total accretion recorded during the three months ended March 31, 2014 as compared to $240 thousand recorded during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion increase is primarily due to higher repayments on impaired loans that we acquired from MB&T and WSB during the three month period ending March 31, 2014 relative to the same three months last year in addition to higher fair value accretion on interest bearing deposits from the WSB acquisition.

Total accretion increased for the three months ending March 31, 2014 as compared to March 31, 2013 primarily due to one real estate loans that was paid off during the quarter ending March 31, 2014 representing approximately $192,000 in accretion. The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended March 31,
	2014		2013
	Accretion Dollars	% Impact on Net Interest Margin	Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$7,468	—%	$209,144	0.11%
Mortgage loans(1)	287,526	0.11	(4,500)	—
Consumer loans	4,635	—	2,371	—
Interest bearing deposits	129,327	0.05	33,461	0.02
Total accretion	$428,956	0.16%	$240,476	0.13%

(1) In 2013, we reclassified mortgage loans totaling $873,918 to commercial loans, the impact of this reclassification was immaterial to prior period net interest income or financial condition. Therefore, we did not adjust prior period information.

Provision for Loan Losses.  The provision for loan losses for the three months ended March 31, 2014 was $269,769, an increase of $70 thousand, compared to $200,000 for the three months ended March 31, 2013.  Management identified probable losses in the loan portfolio and recorded charge-offs of $331 thousand for the three months ended March 31, 2014, compared to $183 thousand for the three months ended March 31, 2013.  Recoveries of $14 thousand were recognized in 2014 compared to $71 thousand in 2013.  The allowance for loan losses to gross loans held-for-investment was 0.57% and 0.66%, and the allowance for loan losses to non-accrual loans was 60.59% and 74.33%, at March 31, 2014 and 2013.  Additionally, we revised our allowance for loan losses methodology during the fourth quarter of 2013, which resulted in a lower indicated general reserve.

Non-interest Income.  Non-interest income totaled $1.4 million for the three months ended March 31, 2014, an increase of $165 thousand, or 13.41%, from the corresponding period of 2013 amount of $1.2 million.  The following table outlines the changes in non-interest income for the three month periods.

	Three months ended
	March 31,
	2014	2013	$ Change	% Change
Service charges on deposit accounts	$451,596	$300,741	$150,855	50.16
Gain on sales or calls of investment securities	—	631,429	(631,429)	(100.00)
Earnings on bank owned life insurance	243,607	133,228	110,379	82.85
Gain/(loss) on disposal of assets	96,993	(85,561)	182,554	(213.36)
Pointer Ridge rent and other revenue	87,970	68,328	19,642	28.75
Rental income	200,537	—	200,537	100.00
Gain on sale of loans	106,720	—	106,720	100.00
Other fees and commissions	204,702	179,355	25,347	14.13
Total non-interest revenue	$1,392,125	$1,227,520	$164,605	13.41

Non-interest income increased primarily as a result of increases in rental income, service charges on deposit accounts, other fees and commissions, earnings on bank owned life insurance, gain on the disposal of assets, and gains on sale of loans, offsetting a decrease on gain on sales or calls of investment securities.  Rental income increased as the result of the rent received on the building at 4201 Mitchellville Road, Bowie, Maryland, which we acquired in the WSB Holdings merger.  The service charge on deposit accounts is due to the increase in our deposits primarily as a result of the WSB acquisition.  The increase in earnings on bank owned life insurance is the result of the addition of approximately $13.0 million of bank owned life insurance from the acquisition of WSB.  The gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market.  Prior to the acquisition of WSB, Old Line Bank did not sell loans in the secondary market.  Other fees and commissions increased primarily due to fees collected on our marketable loans and fees collected from Old Line Financial Services.  Old Line Financial Services allows us to expand the services we provide our customers to include retirement planning and products.  Gain on the disposal of assets was due to the sale of our Student Loan Marketing Association (SLMA) equity security.  These increases were partially offset by declines in gain on sales or calls of investment securities.  The gains on sales or calls of investment securities decreased during the period as we did not sell any investment securities during the three month period ending March 31, 2014 as compared to a gain of $631 thousand on the sale of $23.3 million of investment securities during the same three month period last year.

Non-interest Expense.  Non-interest expense increased $1.9 million or 26.79% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  The following chart outlines the changes in non-interest expenses for the period.

	Three months ended
	March 31,
	2014	2013	$ Change	% Change
Salaries and benefits	$4,873,634	$3,232,677	$1,640,957	50.76
Occupancy and equipment	1,586,777	1,068,867	517,910	48.45
Data processing	307,160	239,057	68,103	28.49
FDIC insurance and State of Maryland assessments	218,521	155,243	63,278	40.76
Merger and integration	29,167	240,485	(211,318)	(87.87)
Core deposit premium	228,550	177,582	50,968	28.70
Pointer Ridge other operating	52,021	113,397	(61,376)	(54.12)
Loss (gain) on sale of other real estate owned	(203,068)	200,454	(403,522)	(201.30)
OREO expense	83,066	314,165	(231,099)	(73.56)
Other operating	1,800,715	1,337,968	462,747	34.59
Total non-interest expenses	$8,976,543	$7,079,895	$1,896,648	26.79

The growth in non-interest expenses, as compared to the first quarter of 2013, was mainly attributable to increases in salaries and benefits, occupancy and equipment expenses, and other operating expenses, offsetting decreases in merger and integration, loss (gain) on sale of other real estate owned and other real estate owed (OREO) expenses.  Salaries and benefits increased by $1.6 million, or 50.76%, when compared to the same period of 2013 primarily as a result of the result of the addition of staff acquired in the acquisition of WSB in May 2013 and additions to the commercial lending, marketing and cash management teams.  Included in salaries and benefits during the first quarter of 2014 is $550 thousand in severance payments.  The severance was associated with merger-related staff reductions during the quarter that will eliminate $1.1 million in annual salaries and benefits.  In early April further reductions were made that will save an additional $330 thousand in annual salaries and benefits for a total reduction of $1.4 million.  The cost of health insurance benefits also increased compared to the same three month period of 2013 as a result of an increase in insurance rates and the increased staff.  Occupancy and equipment expenses increased $518 thousand or 48.45% compared to the same period in 2013 primarily due to the additional lease expense associated with the acquisition of WSB’s branches.  Data processing costs increased $68 thousand, or 28.49%, as a result of the monthly expenses associated with our core banking processor due to the increase in our loans and deposits.  Other expenses increased primarily as a result of network services, advertising and telephone.  These increases were partially offset by a $203 thousand gain on sales of other real estate owned compared to a loss of $200 thousand during the 2013 period as a result of the sale of two properties which resulted in a net gain compared to the sale of two legacy properties for a net loss during the same three months last year.  Costs associated with other real estate owned include taxes and insurance related to other real estate owned.  Other real estate owned balance increased but the expenses associated with these properties decreased for the three months ending March 31, 2014.  As a result of our final conversion of the core processing systems of the WSB merger on November 1, 2013, which was the last merger-related activity and expense with respect to the WSB acquisition, merger-related costs decreased $211 thousand compared to the same period in 2013.

Income Taxes.  We had an income tax expense of $691 thousand (27.57% of pre-tax income) for the three months ended March 31, 2014 compared to an income tax expense of $522 thousand (29.06% of pre-tax income) for the same period in 2013.  The taxes were higher primarily because income increased as compared to the same three months last year.  The tax rate was slightly lower for the three month period ended March 31, 2014, primarily because there was a higher portion of non-taxable income compared to the same three months ended March 31, 2013.

Net Income Available to Common Stockholders. Net income available to common stockholders was $1.8 million or $0.17 per basic and diluted common share for the three month period ending March 31, 2014 compared to net income available to common stockholders of $1.3 million, or $0.19 per basic and diluted common share for the same period in 2013.  The increase in net income available to common stockholders for the 2014 period was primarily the result of the $2.5 million increase in net interest income partially offset by the $1.9 million increase in non-interest expenses compared to the 2013 period.  Basic and diluted earnings per common share decreased as a result of an increase in the number of shares outstanding at March 31, 2014 compared to March 31, 2013.  Shares outstanding increased by as a result of our issuance of 2.9 million shares of common stock to the former stockholders of WSB Holdings in the WSB Holdings acquisition during the second quarter of 2013 and 936,696 shares of common stock in a private stock offering during the fourth quarter of 2013, resulting in an additional paid in capital of $49.8 million.

Analysis of Financial Condition

Investment Securities.  Our portfolio consists primarily of investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank (FHLB) stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262,000 of SLMA stock, which we sold in the first quarter of 2014 at a net gain of $97 thousand.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for these securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  As a result of the acquisition of WSB Holdings, we evaluated the investment portfolio to ensure that the securities acquired in the acquisition met our investment criteria and provide adequate liquidity, and that there is adequate diversity in the investment portfolio. We continually evaluate the investment portfolio to ensure the portfolio is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in the portfolio.

The investment securities at March 31, 2014 amounted to $172.1 million, a decrease of $75 thousand, or 0.04%, from the December 31, 2013 amount of $172.2 million.  As outlined above, at March 31, 2014, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $3.1 million at March 31, 2014 (reflected as unrealized losses of $1.9 million in stockholders’ equity after deferred taxes) as compared to net unrealized loss of $5.7 million ($3.4 million net of taxes) at December 31, 2013.  The increase in fair value is due to the decrease in the market interest rates which improved bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio.  Net of allowance, unearned fees and origination costs, loans held for investment increased $2.2 million or 0.26% to $849.4 million at March 31, 2014 from $847.2 million at December 31, 2013.  Commercial real estate loans increased by $5.4 million, residential real estate loans decreased by $666 thousand, commercial and industrial loans decreased by $2.1 million and consumer loans decreased $464 thousand from their respective balances at December 31, 2013.  The loan growth during the period was primarily due to the new originations resulting from our enhanced presence in our market area.  The decreases are the result of loan pay-downs during the quarter.  Loan growth for the three months ended March 31, 2014 was adversely impacted by a harsh and extended winter.  We expect growth to improve as the year progresses.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount and percentages at the dates indicated:

	March 31, 2014			December 31, 2013
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$167,003,364	$29,712,784	$196,716,148	$163,105,356	$30,102,731	$193,208,087
Investment	172,072,391	50,957,428	223,029,819	162,188,671	54,091,676	216,280,347
Hospitality	68,063,766	8,464,828	76,528,594	67,291,387	8,546,239	75,837,626
Land and A&D	36,968,752	6,470,951	43,439,703	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien-Investment	45,344,442	27,826,424	73,170,866	45,294,434	28,364,096	73,658,530
First Lien-Owner Occupied	15,677,156	59,987,174	75,664,330	13,909,939	62,247,502	76,157,441
Residential Land and A&D	20,172,345	13,169,636	33,341,981	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	18,909,513	3,295,273	22,204,786	18,302,560	3,359,063	21,661,623
Commercial and Industrial	88,511,195	10,172,422	98,683,617	89,629,043	11,161,347	100,790,390
Consumer	9,759,318	775,542	10,534,860	10,127,525	870,843	10,998,368
	642,482,242	210,832,462	853,314,704	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(4,419,133)	(462,806)	(4,881,939)	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	998,266	(1,310)	996,956	1,021,167	(993)	1,020,174
	$639,061,375	$210,368,346	$849,429,721	$626,913,627	$220,334,963	$847,248,590

(1)         As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011 and of WSB Holdings, the parent company of WSB, in May 2013, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T and WSB (acquired).

Bank owned life insurance.  At March 31, 2014, we have invested $30.8 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB. This represents a $210 thousand increase from December 31, 2013 as a result of interest earned on these policies.

Deposits.  At March 31, 2014, the deposit portfolio had increased to $1.0 billion, a $33.8 million or 3.47% increase over the December 31, 2013 level of $974.4 million.  Deposit growth during the three month period was comprised of $5.8 million, or 2.53%, in non-interest bearing deposits and $28.0 million, or 3.76%, in interest bearing deposits.  Non-interest bearing deposits increased to $234.5 million from $228.7 million, and interest bearing deposits increased to $773.6 million from $745.6 million.  The increase in our deposit base is due to our enhanced presence in the surrounding areas.  We used some of these funds acquired from increased deposits to reduce our short term borrowings and expect to use the remainder to fund loan originations in the near future.

The following table outlines the increase in interest bearing deposits:

	March 31,	December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$361,886	$366,433	$(4,547)	(1.24)%
Interest bearing checking	322,114	294,050	28,064	9.54
Savings	89,640	85,143	4,497	5.28
Total	$773,640	$745,626	$28,014	3.76%

We acquire brokered certificates of deposit through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At March 31, 2014, we had $27.4 million in CDARS and $74.8 million in money market accounts through Promontory’s reciprocal deposit program compared to $27.4 million and $74.8 million, respectively, at December 31, 2013.  During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings.  Short-term borrowings consist of daily rate credit, short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2013 we had $12.0 million of FHLB borrowings, which was repaid during the first quarter of 2014.  At March 31, 2014, we had no outstanding FHLB borrowings.  At March 31, 2014, we had $6.6 million in unsecured promissory notes and $31.6 million in secured promissory notes.  At December 31, 2013, such promissory notes were $7.8 million and $29.8 million, respectively.

Long-term borrowings consist of a promissory note related to Pointer Ridge for which we have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts by Pointer Ridge.  The outstanding balance on such promissory note was $6.1 million at both March 31, 2014 and December 31, 2013.

Liquidity and Capital Resources.  Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  As further discussed below, we have credit lines, unsecured and secured, available from several correspondent banks totaling $29.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On March 31, 2014, we had $54.2 million in cash and due from banks, $30 thousand in interest bearing accounts, and $179 thousand in federal funds sold.  As of December 31, 2013, we had $28.3 million in cash and due from banks, $30 thousand in interest bearing accounts, and $712 thousand in federal funds sold.

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

Old Line Bancshares has available a $5.0 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $24.5 million at March 31, 2014.  Old Line Bank has an additional secured line of credit from the FHLB of $347.5 million at March 31, 2014.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $216.5 million of borrowings.  We may increase availability by providing additional collateral.  Additionally, we have overnight repurchase agreements sold to the Bank’s customers and have provided collateral in the form of investment securities to support the $31.6 million repurchase agreement.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect increases of $1.9 million and $3.1 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $4.9 million for the general loan loss reserve during the three months ended March 31, 2014.  The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at March 31, 2014.

			Minimum capital		To be well
	Actual		adequacy		capitalized
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)	$106,923	12.10%	$70,680	8%	$88,350	10%
Tier 1 capital (to risk weighted assets)	$102,380	11.59%	$35,340	4%	$53,010	6%
Tier 1 capital (to average assets)	$102,380	8.94%	$45,820	4%	$57,275	5%

Our management believes that, under current regulations, and eliminating the assets of Old Line Bancshares, Old Line Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond our control, such as a shift in interest rates or a continued downturn or slower recovery in the economy in areas where we extend credit, could adversely affect future earnings and, consequently, our ability to meet minimum capital requirements in the future.

Asset Quality

Overview.  Management performs reviews of all delinquent loans and foreclosed assets and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management reports to the Loan Committee for their approval and recommendation to the Board of Directors on a monthly basis. The reports presented include information on delinquent loans and foreclosed real estate. We have formal action plans on criticized assets and provide status reports on OREO on a quarterly basis. These action plans include our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties. The Loan Committee consists of three inside and four outside directors.

We generally classify loans as non-accrual when we do not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received.

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

We have identified additional potential problem loans classified as trouble debt restructurings (TDRs) totaling $602,639 at March 31, 2014 that are complying with their repayment terms.  This balance consists of three residential and one commercial acquired loans.  With respect to each of such loans management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these loans.

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

In 2011, we recorded the loans acquired from MB&T at fair value and on May 10, 2013, we recorded the loans acquired from WSB at fair value. The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge-offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At March 31, 2014 and December 31, 2013, there was an allowance for loan losses on acquired loans of $462,806 and $531,661, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

Nonperforming Assets.  As of March 31, 2014, our nonperforming assets totaled $13.4 million and consisted of $8.1 million of nonaccrual loans, $708 thousand of loans 90 days or more past due and still accruing and other real estate owned of $4.6 million. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	March 31, 2014			December 31, 2013
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$309,767	309,767	$—	$309,767	309,767
Residential Real Estate:
First-Owner Occupied	—	167,792	167,792	—	429,144	429,144
Land and A&D	—	—	—	—	915,649	915,649
Commercial	218,272	—	218,272	—	—	—
Consumer	12,132	—	12,132	—	—	—
Total accruing loans 90 or more days past due	230,404	477,559	707,963	—	1,654,560	1,654,560
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$1,849,685	$—	$1,849,685	$1,849,685	$—	$1,849,685
Investment	—	—	—	—	376,050	376,050
Hospitality	4,473,345	—	4,473,345	4,473,345	—	4,473,345
Land and A&D	—	130,332	130,332	—	—	—
Residential Real Estate:
First-Investment	120,478	—	120,478	123,183	—	123,183
First-Owner Occupied	—	350,510	350,510	925,814	156,143	1,081,957
Land and A&D	—	—	—	—	130,532	130,532
Commercial	752,182	380,265	1,132,447	769,597	—	769,597
Consumer	6,771	—	6,771	14,426	—	14,426
Total Non-accruing past due loans:	7,202,461	861,107	8,063,568	8,156,050	662,725	8,818,775

Other real estate owned (“OREO”)	809,290	3,783,864	4,593,154	475,291	3,836,051	4,311,342

Total non performing assets	$8,242,155	$5,122,530	$13,364,685	$8,631,341	$6,153,336	$14,784,677

Accruing Troubled Debt Restructurings
Residential Real Estate:
First-Owner Occupied	$—	$515,826	$515,826	$—	$579,583	$579,583
Commercial	—	86,813	86,813	—	87,387	87,387
Total Accruing Troubled Debt Restructurings	$—	$602,639	$602,639	$—	$666,970	$666,970

The table below reflects our ratios of our non-performing assets at March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.96%	1.01%
Total nonperforming assets as a percentage of total assets	0.69%	0.74%
Total nonperforming assets as a percentage of total loans held for investment	0.96%	1.01%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	1.56%	1.73%
Total nonperforming assets as a percentage of total assets	1.12%	1.27%
Total nonperforming assets as a percentage of total loans held for investment	1.56%	1.73%

The table below presents a breakdown of the recorded book balance of non-accruing loans at March 31, 2014 and December 31, 2013.

	March 31, 2014				December 31, 2013
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$1,849,685	$1,849,685	$117,156	1	$1,849,685	$1,849,685	$82,474
Hospitality	1	4,473,345	4,473,345	96,876	1	4,473,345	4,473,345	57,958
Residential Real Estate
First-Investment	1	120,478	120,478	11,884	1	123,183	123,183	10,362
First-Owner Occupied	—	—	—	—	2	925,814	925,814	51,453
Commercial	1	752,182	752,182	98,795	1	769,597	769,597	89,257
Consumer	1	6,946	6,771	72	2	14,426	14,426	147
Total non-accrual loans	5	7,202,636	7,202,461	324,783	8	8,156,050	8,156,050	291,651

Acquired (1)
Commercial Real Estate:
Investment	—	—	—	—	2	372,047	376,050	10,853
Land and A & D	1	131,031	130,332	5,259	—	—	—	—
Residential Real Estate
First-Owner Occupied	1	351,600	350,510	4,137	2	154,884	156,143	4,697
Land and A & D	—	—	—	—	3	131,031	130,532	2,638
Commercial	2	372,048	380,265	17,363	—	—	—	—
Total non-accrual loans	4	$854,679	$861,107	$26,759	7	$657,962	$662,725	$18,188
Total all non-accrual loans	9	$8,057,315	$8,063,568	$351,542	15	$8,814,012	$8,818,775	$309,839

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

Non-performing legacy loans decreased $954 thousand from December 31, 2013 primarily due to two residential real estate relationships that were removed from nonaccrual status.  One residential loan totaling $499 thousand was transferred to OREO and the related charge-off of $165 thousand was recorded against the allowance for loan losses.  The balance in OREO for this property is $334 thousand, net of specific reserve of $165 thousand.  The other residential real estate loan was paid off during the first quarter.

Non-performing acquired loans increased $198 thousand from December 31, 2013 primarily due to one residential land and acquisition and development loan and two commercial loans offsetting the decrease of two commercial real estate loans and three residential land and acquisition and development loans.

At March 31, 2014, legacy OREO increased by $334 thousand from December 31, 2013 as a result of the foreclosure discussed above. At March 31, 2014, legacy OREO consisted of four properties, an increase from December 31, 2013 when we had three properties.

At March 31, 2014, acquired OREO decreased by $52 thousand from December 31, 2013. The decrease in OREO was driven by the sale of two properties for $513 thousand, offset by $258 thousand transferred in to OREO.  We recorded net gains of $203 thousand during the three month period ended March 31, 2014 compared to a net loss of $200 thousand as of March 31, 2013.

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

We have risk management practices designed to ensure timely identification of changes in loan risk profiles. However, undetected losses inherently exist within the portfolio. Although we may allocate specific portions of the allowance for specific loans or other factors, the entire allowance is available for any loans that we should charge off. We will not create a separate valuation allowance unless we consider a loan impaired.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

March 31, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	76,063	159,543	91,713	11,251	338,570
Provision (credit) for loan losses for loans acquired with deteriorated credit quality	(5,907)	(138,480)	75,586	—	(68,801)
Recoveries	2,496	40	7,670	4,026	14,232
	567,703	3,590,498	1,016,203	38,810	5,213,214
Loans charged off	(1,000)	—	(320,006)	(10,269)	(331,275)
Ending Balance	$566,703	$3,590,498	$696,197	$28,541	$4,881,939
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$185,846	$1,385,160	$—	$—	$1,571,006
Other loans not individually evaluated	379,361	1,926,498	512,872	29,396	2,848,127
Acquired Loans:
Individually evaluated for impairment	279,036	—	183,770	—	462,806
Ending balance	$844,243	$3,311,658	$696,642	$29,396	$4,881,939

December 31, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Other Consumer	Total
Beginning balance					3,965,347
General provision for loan losses					1,289,153
Provision balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640
	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)
Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661
Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

The ratio of the allowance for loan losses are as follows:

	March 31, 2014	December 31, 2013

Total gross loans held for investment	0.57%	0.58%
Non-accrual loans	60.59%	60.71%
Net charge-offs to average loans	0.04%	0.07%

During the three months ended March 31, 2014, we charged $331 thousand to the allowance for loan losses for two legacy loans and four acquired loans from MB&T.  The legacy loans consisted of one residential real estate mortgage loan and one consumer loan.  The acquired loans consisted of two residential mortgage real estate loans and two consumer loans. The majority of the recoveries recorded to the allowance for loan losses were from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

The allowance for loan losses represented 0.57% and 0.58% of gross loans at March 31, 2014 and December 31, 2013, respectively and 0.76% and 0.52% of legacy loans at March 31, 2014 and December 31, 2013 respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Contractual Obligations, Commitments, Contingent Liabilities, and Off-balance Sheet Arrangements

Old Line Bancshares is a party to financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments primarily include commitments to extend credit, lines of credit and standby letters of credit.  Old Line Bancshares uses these financial instruments to meet the financing needs of its customers.  These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  These commitments do not represent unusual risks and management does not anticipate any losses that would have a material effect on Old Line Bancshares.  Old Line Bancshares also has operating lease obligations.

Outstanding loan commitments and lines and letters of credit at March 31, 2014 and December 31, 2013, are as follows:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$63,338	$62,249
Real estate-undisbursed development and construction	77,584	69,074
Consumer	13,040	15,873
	$153,962	$147,196
Standby letters of credit	$12,034	$17,306

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

Commitments for real estate development and construction, which totaled $77.6 million, or 50.39% of the $154.0 million of outstanding commitments at March 31, 2014, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended March 31, 2014

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$10,359,291	4.11%	4.00%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	281,377	0.11	0.11
Loans	168,501	0.07	0.07
Total tax equivalent adjustment	449,878	0.18	0.18
Tax equivalent interest yield	$10,809,169	4.29%	4.18%

Three months ended March 31, 2013

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$7,847,450	4.12%	3.97%
Tax equivalent adjustment
Federal funds sold	2	—	—
Investment securities	287,612	0.15	0.15
Loans	164,149	0.09	0.09
Total tax equivalent adjustment	451,763	0.24	0.24
Tax equivalent interest yield	$8,299,213	4.36%	4.21%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including the expected impact of recent accounting pronouncements, maintenance of the net interest margin during the remainder of 2014, continued increases in net interest income, continued increases in salaries and benefit expenses and other operating expenses during 2014, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, being well positioned to capitalize on potential opportunities in a healthy economy, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected collections on acquired credit-impaired loans, expected loan, deposit, balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, continuing to meet regulatory capital requirements, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; expenses associated with operating as a public company;  potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments.  Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position.  For information regarding our Quantitative and Qualitative Disclosure about Market Risk, see “Interest Rate Sensitivity Analysis and Interest Rate Risk Management” in Part I, Item 2 of this Form 10-Q.  We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2014 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Acting Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2014.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.                                 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.                        Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                         Defaults Upon Senior Securities

None

Item 4.                         Mine Safety Disclosures

Not applicable

Item 5.                         Other Information

None

Item 6.                         Exhibits

10.45	Salary Continuation Plan Agreement by and between Old Line Bank and Mark A. Semanie dated March 27, 2014

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: May 9, 2014	By:	/s/ James W. Cornelsen
James W. Cornelsen,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	By:	/s/ Elise M. Hubbard
Elise M. Hubbard,
Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)