Form 10-Q
period 2014-06-30
OLD LINE BANCSHARES INC
filed 2014-08-08
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2014, the registrant had 10,785,370 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$29,887,334	$28,316,351
Interest bearing accounts	30,389	30,375
Federal funds sold	304,246	711,574
Total cash and cash equivalents	30,221,969	29,058,300
Investment securities available for sale-at fair value	155,706,684	172,169,776
Loans held for sale, fair value of $4,237,126 and $2,074,924	4,074,911	2,014,711
Loans held for investment (net of allowance for loan losses of $6,324,583 and $4,929,213, respectively)	889,524,786	847,248,590
Equity securities at cost	4,304,196	5,669,807
Premises and equipment, net	34,604,271	35,215,868
Accrued interest receivable	2,978,470	3,432,924
Deferred income taxes	19,850,224	21,868,076
Bank owned life insurance	31,000,380	30,577,187
Other real estate owned	4,627,465	4,311,342
Goodwill	7,793,665	7,793,665
Core deposit intangible	4,846,737	5,287,501
Other assets	3,732,934	2,575,377
Total assets	$1,193,266,692	$1,167,223,124
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$237,614,952	$228,733,624
Interest bearing	771,801,936	745,625,862
Total deposits	1,009,416,888	974,359,486
Short term borrowings	35,769,108	49,530,125
Long term borrowings	6,043,715	6,093,074
Accrued pension	5,003,784	4,921,241
Other liabilities	4,858,483	5,769,880
Total liabilities	1,061,091,978	1,040,673,806
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,785,370 and 10,777,113 shares issued and outstanding in 2014 and 2013, respectively	107,854	107,772
Additional paid-in capital	104,820,171	104,622,171
Retained earnings	27,621,537	24,879,275
Accumulated other comprehensive loss	(639,502)	(3,359,823)
Total Old Line Bancshares, Inc. stockholders’ equity	131,910,060	126,249,395
Non-controlling interest	264,654	299,923
Total stockholders’ equity	132,174,714	126,549,318
Total liabilities and stockholders’ equity	$1,193,266,692	$1,167,223,124

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$10,599,999	$9,327,905	$20,933,971	$17,159,728
U.S. treasury securities	15,546	427	16,378	2,181
U.S. government agency securities	145,145	135,925	296,100	218,355
Mortgage backed securities	360,480	329,618	738,352	717,874
Municipal securities	396,191	447,841	831,179	917,509
Federal funds sold	1,653	1,783	2,041	2,384
Other	98,024	64,105	170,887	106,649
Total interest income	11,617,038	10,307,604	22,988,908	19,124,680
Interest expense
Deposits	856,639	964,955	1,750,942	1,822,094
Borrowed funds	148,918	139,472	267,194	251,959
Total interest expense	1,005,557	1,104,427	2,018,136	2,074,053
Net interest income	10,611,481	9,203,177	20,970,772	17,050,627
Provision for loan losses	1,544,280	200,000	1,814,049	400,000
Net interest income after provision for loan losses	9,067,201	9,003,177	19,156,723	16,650,627
Non-interest income
Service charges on deposit accounts	493,482	367,674	945,078	668,415
Gain on sales or calls of investment securities	129,911	9,659	129,911	641,088
Earnings on bank owned life insurance	246,371	200,641	489,978	333,869
Gain (loss) on disposal of premises and equipment	17,919	(19,078)	114,912	(104,639)
Rental Income	195,407	180,159	395,944	180,159
Gain on sale of loans	195,829	146,565	302,548	146,565
Other fees and commissions	589,215	267,674	881,279	515,357
Total non-interest income	1,868,134	1,153,294	3,259,650	2,380,814
Non-interest expense
Salaries and benefits	4,051,407	4,126,567	8,925,041	7,359,244
Occupancy and equipment	1,436,564	1,214,947	3,022,735	2,283,815
Data processing	312,042	329,878	619,202	568,935
FDIC insurance and State of Maryland assessments	233,575	186,996	452,096	342,239
Merger and integration	—	2,786,350	29,167	3,026,835
Core deposit premium amortization	212,214	198,875	440,764	376,457
(Gain) loss on sales of other real estate owned	(79,127)	770	(282,195)	201,224
OREO expense	112,659	154,908	195,725	469,073
Network services	174,914	112,816	374,502	208,892
Telephone	167,442	119,507	334,600	231,453
Other operating	1,870,216	1,304,054	3,356,203	2,547,397
Total non-interest expense	8,491,906	10,535,668	17,467,840	17,615,564

Income (loss) before income taxes	2,443,429	(379,197)	4,948,533	1,415,877
Income tax expense (benefit)	687,973	(283,417)	1,378,711	238,305
Net income (loss)	1,755,456	(95,780)	3,569,822	1,177,572
Less: Net loss attributable to the non-controlling interest	(13,880)	(11,495)	(35,269)	(24,590)
Net income (loss) available to common stockholders	$1,769,336	$(84,285)	$3,605,091	$1,202,162

Basic earnings (loss) per common share	$0.16	$(0.01)	$0.33	$0.16
Diluted earnings (loss) per common share	$0.16	$(0.01)	$0.33	$0.15
Dividend per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
	2014	2013	2014	2013
Net income (loss)	$1,755,456	$(95,780)	3,569,822	$1,177,572

Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of taxes of $751,001, ($3,361,825), $1,720,750, ($3,926,523), respectively	1,310,253	(5,160,991)	2,798,989	(6,027,901)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $51,243, $3,810, $51,243, $252,877, respectively	(78,668)	(5,849)	(78,668)	(388,211)
Other comprehensive income (loss)	1,231,585	(5,166,840)	2,720,321	(6,416,112)
Comprehensive income (loss)	2,987,041	(5,262,620)	6,290,143	(5,238,540)
Less: Comprehensive (loss) attributable to the non-controlling interest	(13,880)	(11,495)	(35,269)	(24,590)
Comprehensive income (loss) available to common stockholders	$3,000,921	$(5,251,125)	6,325,412	$(5,213,950)

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Non- controlling	Total Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Interest	Equity

Balance, December 31, 2013	10,777,113	$107,772	$104,622,171	$24,879,275	$(3,359,823)	$299,923	$126,549,318
Net income attributable to Old Line Bancshares, Inc.	—	—	—	3,605,091	—	—	3,605,091
Unrealized loss on securities available for sale, net of income tax benefit of $1,771,993	—	—	—	—	2,720,321	—	2,720,321
Net loss attributable to non-controlling interest	—	—	—	—	—	(35,269)	(35,269)
Stock based compensation awards	—	—	198,082	—	—	—	198,082
Restricted stock issued	8,257	82	(82)	—	—	—	—
Common stock cash dividend $0.08 per share	—	—	—	(862,829)	—	—	(862,829)
Balance, June 30, 2014	10,785,370	$107,854	$104,820,171	$27,621,537	$(639,502)	$264,654	$132,174,714

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2014	2013

Cash flows from operating activities
Interest received	$23,941,306	$19,723,475
Fees and commissions received	2,024,810	1,313,802
Interest paid	(2,053,004)	(2,372,357)
Cash paid to suppliers and employees	(17,528,107)	(12,778,413)
Loans originated for sale	(21,108,421)	(11,081,088)
Proceeds from sale of loans originated for sale	19,048,221	10,068,872
Income taxes paid	(1,372,983)	(1,423,051)
	2,951,822	3,451,240
Cash flows from investing activities
Cash and cash equivalents of acquired bank	—	38,846,599
Purchase of investment securities available for sale	(13,716,497)	(26,127,022)
Proceeds from disposal of investment securities
Available for sale at maturity or call	34,448,100	22,580,651
Available for sale sold	—	60,366,304
Loans made, net of principal collected	(45,134,751)	(33,268,492)
Proceeds from sale of other real estate owned	1,320,961	2,512,724
Redemption (purchase) of equity securities	1,273,528	(3,799)
Purchase of premises and equipment	(345,772)	(780,485)
Proceeds from the sale of premises and equipment	(17,919)	—
	(22,172,350)	64,126,480
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(12,864,657)	1,204,342
Other deposits	47,922,059	42,682,219
Short term borrowings	(13,761,017)	(69,337,934)
Long term borrowings	(49,359)	(49,388)
Acquisition cash consideration	—	(16,966,208)
Stock options exercised	—	602,395
Cash dividends paid-common stock	(862,829)	(666,962)
	20,384,197	(42,531,536)

Net increase in cash and cash equivalents	1,163,669	25,046,184

Cash and cash equivalents at beginning of period	29,058,300	28,690,761
Cash and cash equivalents at end of period	$30,221,969	$53,736,945

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2014	2013

Reconciliation of net income to net cash provided by operating activities
Net income	$3,569,822	$1,177,572

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	1,090,200	874,143
Provision for loan losses	1,814,049	400,000
Change in deferred loan fees net of costs	(7,836)	45,314
(Gain)/loss on sales or calls of securities	(129,911)	(641,088)
Amortization of premiums and discounts	505,780	650,859
Change in loans held for sale	(2,362,747)	(1,158,781)
(Gain)/loss on sales of other real estate owned	(282,195)	201,224
Gain on the sale of equity securites	(96,993)	—
Write down of other real estate owned	—	66,600
(Gain)/loss on sale of premises and equipment	(17,919)	104,639
Amortization of intangible	440,764	376,457
Deferred income taxes	185,876	(328,247)
Stock based compensation awards	198,082	133,848
Increase (decrease) in
Accrued interest payable	(34,868)	(298,304)
Income tax payable	(180,148)	(235,323)
Accrued pension	82,543	152,771
Other liabilities	(696,381)	(1,157,515)
Decrease (increase) in
Accrued interest receivable	454,454	(97,378)
Bank owned life insurance	(423,193)	(279,359)
Prepaid income taxes	—	(621,176)
Other assets	(1,157,557)	4,084,984
	$2,951,822	$3,451,240

Supplemental Disclosure:
Loans transferred to other real estate owned	$1,354,889	$—

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

The foregoing consolidated financial statements for the periods ended June 30, 2014 and 2013 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP); however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2013 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2013.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Recent Accounting Pronouncements-In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 — Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(continued)

from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2017. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

In June 2014, the FASB issued ASU 2014-12,  Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized be achieved after the requisite service period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

2.              POINTER RIDGE OFFICE INVESTMENT, LLC

Old Line Bank has a 62.5% ownership of Pointer Ridge Office Investment, LLC and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge Office Investment, LLC.

	June 30,	December 31,
Balance Sheets	2014	2013

Current assets	$238,695	$286,206
Non-current assets	6,530,945	6,622,560
Liabilities	6,063,896	6,108,972
Equity	705,744	799,794

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Statements of Income
Revenue	$234,139	$222,022	$473,129	$446,390
Expenses	271,151	252,676	567,180	511,963
Net loss	$(37,012)	$(30,654)	$(94,051)	$(65,573)

3.         ACQUISITION OF WSB HOLDINGS, INC.

On May 10, 2013, Old Line Bancshares acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB). We converted each share of common stock of WSB Holdings into the right to receive, at the holder’s election, $6.0743 in cash or 0.557 shares of Old Line Bancshares’ common stock.

3.         ACQUISITION OF WSB HOLDINGS, INC. (continued)

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

3.             ACQUISITION OF WSB HOLDINGS, INC. (continued)

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

During the third quarter of 2013, within the measurement period, goodwill was increased $946,241 associated with the acquisition of WSB Holdings.  As outlined in our financial statements, this amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.  This increased represents $102,484 fair value adjustment on one of our lot loans, $2,949 in our deferred tax assets and $8,310 credit on one commercial land loan and $849,118 on fair value of our investments classified as available for sale that we identified during the period.  There was no goodwill adjustment for the period ended June 30, 2014.

4.                                      INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2014
Available for sale
U. S. treasury	$3,001,044	$678	$(72)	$3,001,650
U.S. government agency	39,439,130	8,250	(1,180,875)	38,266,505
Municipal securities	44,252,288	918,141	(163,318)	45,007,111
Mortgage backed securities:
FHLMC certificates	15,352,594	72,455	(33,609)	15,391,440
FNMA certificates	14,013,708	29,284	(185,949)	13,857,043
GNMA certificates	33,948,149	133,932	(430,172)	33,651,909
SBA loan pools	6,755,839	—	(224,813)	6,531,026
	$156,762,752	$1,162,740	$(2,218,808)	$155,706,684

December 31, 2013
Available for sale
U. S. treasury	$1,249,831	$156	$—	$1,249,987
U.S. government agency	42,942,107	—	(2,206,975)	40,735,132
Municipal securities	61,190,506	601,327	(2,525,198)	59,266,635
Mortgage backed securities
FHLMC certificates	5,214,835	75,950	(84,819)	5,205,966
FNMA certificates	19,055,521	161,209	(513,728)	18,703,002
GNMA certificates	40,878,372	127,750	(1,084,896)	39,921,226
SBA loan pools	7,339,052	—	(251,224)	7,087,828
	$177,870,224	$966,392	$(6,666,840)	$172,169,776

At June 30, 2014 and December 31, 2013, securities with unrealized losses segregated by length of impairment were as follows:

	June 30, 2014
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Unrealized losses
U.S. Treasury	$1,501,800	$72	$—	$—	$1,501,800	$72
U.S. government agency	1,498,200	843	33,760,055	1,180,032	35,258,255	1,180,875
Municipal securities	1,657,163	5,557	7,924,050	157,761	9,581,213	163,318
Mortgage backed securities	9,349,092	27,593	41,018,377	622,137	50,367,469	649,730
SBA loan pools	—	—	6,531,025	224,813	6,531,025	224,813
	$14,006,255	$34,065	$89,233,507	$2,184,743	$103,239,762	$2,218,808

	December 31, 2013
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Unrealized losses
U.S. government agency	$39,324,082	$2,107,099	$1,411,050	$99,876	$40,735,132	$2,206,975
Municipal securities	30,367,222	1,654,439	9,190,578	870,759	39,557,800	2,525,198
Mortgage backed securities	41,518,287	1,456,886	4,823,932	226,557	46,342,219	1,683,443
SBA loan pools	7,087,828	251,224	—	—	7,087,828	251,224
	$118,297,419	$5,469,648	$15,425,560	$1,197,192	$133,722,979	$6,666,840

4.                                      INVESTMENT SECURITIES — (Continued)

At June 30, 2014 and December 31, 2013, we had 70 and 26 investment securities, respectively, in an unrealized loss position greater than the 12 months time frame and 13 and 120 securities, respectively, in an unrealized loss position less than the 12 months time frame.  We consider all unrealized losses on securities as of June 30, 2014 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of June 30, 2014, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

We have recorded from the sale or call of investment securities a net gain of $130 thousand, representing gross realized gains of $599 thousand and gross realized losses of $469 thousand, for the three month period ending June 30, 2014 compared to $10 thousand in gains realized for the same three month period last year.  We have recorded from the sale or call of investment securities a net gain of $130 thousand, representing gross realized gains of $599 thousand and gross realized losses of $469 thousand, for the six month period ending June 30, 2014 compared to a net gain of $641 thousand, representing gross realized gains of $857 thousand and gross realized losses of $216 thousand, for the six month period ended June 30, 2013.  We received $34.4 million and $82.9 million, in proceeds from sales, maturities or calls and principal pay-downs of investment securities for the six month periods ending June 30, 2014 and 2013, respectively. The mortgage backed securities (“MBS”) were sold to rebalance the portfolio to enhance performance and mitigate risk.  We divested higher premium, poorly structured MBS and lower yielding, longer duration agencies to re-position the portfolio into well structured, better cash flowing, shorter collateral, 15 year agency MBS. In continuing our efforts to re-position the investment portfolio and to reduce interest rate and mark to market risk, we sold $15.9 million of our municipal bonds.  The net proceeds of this transaction are being held by Old Line Bank for future loan originations.

Contractual maturities and pledged securities at June 30, 2014 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify MBS based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
June 30, 2014	Amortized cost	Fair value

Maturing
Within one year	$4,791,851	$4,891,618
Over one to five years	68,497,283	68,759,945
Over five to ten years	77,624,026	76,359,017
Over ten years	5,849,592	5,696,104
	$156,762,752	$155,706,684
Pledged securities	$47,349,043	$46,897,329

5.                            LOANS

Major classifications of loans held for investment are as follows:

	June 30, 2014			December 31, 2013
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$187,124,133	$29,113,170	$216,237,303	$163,105,356	$30,102,731	$193,208,087
Investment	184,191,948	49,857,024	234,048,972	162,188,671	54,091,676	216,280,347
Hospitality	70,270,167	8,488,192	78,758,359	67,291,387	8,546,239	75,837,626
Land and A&D	39,372,717	6,218,974	45,591,691	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien-Investment	46,755,367	25,922,696	72,678,063	45,294,434	28,364,096	73,658,530
First Lien-Owner Occupied	22,724,438	56,888,860	79,613,298	13,909,939	62,247,502	76,157,441
Residential Land and A&D	21,780,539	12,936,038	34,716,577	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	20,299,270	3,252,204	23,551,474	18,302,560	3,359,063	21,661,623
Commercial and Industrial	89,550,006	9,878,095	99,428,101	89,629,043	11,161,347	100,790,390
Consumer	9,550,881	646,639	10,197,520	10,127,525	870,843	10,998,368
	691,619,466	203,201,892	894,821,358	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(5,959,162)	(365,421)	(6,324,583)	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	1,039,169	(11,158)	1,028,011	1,021,167	(993)	1,020,174
	$686,699,473	$202,825,313	$889,524,786	$626,913,627	$220,334,963	$847,248,590

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, in addition to hospitality properties and construction.  Commercial real estate loans totaled $574.6 million and $534.3 million at June 30, 2014 and December 31, 2013, respectively.  This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings.  Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows.  Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans.  Payments on such loans are often dependent of successful operation or management of the properties.  We will generally finance owner occupied commercial real estate at a maximum loan to value of 85% and investor real estate at a maximum loan to value of 75%.

5.                                      LOANS-(Continued)

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

At June 30, 2014, we had approximately $78.8 million of commercial real estate loans outstanding to the hospitality industry.  An internal review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans.  A portion of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 80%.  Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%.  We also consider the borrower’s length of employment and prior credit history in the approval process.  We require borrowers to have a credit score of at least 660.  We do not have any subprime residential real estate loans.

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

5.                                      LOANS-(Continued)

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

Commercial business loans have a higher degree of risk than residential mortgage loans because the availability of funds for repayment generally depends on the success of the business.  They may also involve higher average balances and an increased difficulty monitoring.  To help manage these risks, we typically limit these loans to proven businesses and we generally obtain appropriate collateral and personal guarantees from the borrower’s principal owners and monitor the financial condition of the business.  For loans in excess of $250,000, monitoring usually includes a review of the borrower’s annual tax returns and updated financial statements.

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

5.                                      LOANS-(Continued)

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

5.                            LOANS (Continued)

The table below presents an aging analysis of the loan held for investment portfolio at June 30, 2014 and December 31, 2013.

	Age Analysis of Past Due Loans
	June 30, 2014			December 31, 2013
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$681,591,488	$199,859,028	$881,450,516	$620,559,847	$214,086,692	$834,646,539
Accruing past due loans:
30-89 days past due Commercial Real Estate:
Owner Occupied	—	56,117	56,117	828,388	54,035	882,423
Investment	—	—	—	—	534,694	534,694
Residential Real Estate:
First-Investment	276,081	—	276,081	521,405	845,018	1,366,423
First-Owner Occupied	—	147,403	147,403	—	2,584,408	2,584,408
Land and A&D	1,277,061	—	1,277,061	—	35,162	35,162
Commercial	609,000	1,274,838	1,883,838	224,322	396,215	620,537
Consumer	15,048	—	15,048	—	14,108	14,108
Total 30-89 days past due	2,177,190	1,478,358	3,655,548	1,574,115	4,463,640	6,037,755
90 or more days past due Commercial Real Estate:
Owner Occupied	—	—	—	—	309,767	309,767
Residential Real Estate:
First-Owner Occupied	—	1,198,405	1,198,405	—	429,144	429,144
Land and A&D	—	73,087	73,087	—	915,649	915,649
Commercial	491,569	—	491,569	—	—	—
Consumer	182,748	—	182,748	—	—	—
Total 90 or more days past due	674,317	1,271,492	1,945,809	—	1,654,560	1,654,560
Total accruing past due loans	2,851,507	2,749,850	5,601,357	1,574,115	6,118,200	7,692,315
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	1,849,685	—	1,849,685	1,849,685	—	1,849,685
Investment	—	400,375	400,375	—	376,050	376,050
Hospitality	4,473,345	—	4,473,345	4,473,345	—	4,473,345
Land and A&D	—	128,376	128,376	—	—	—
Residential Real Estate:
First-Investment	118,674	—	118,674	123,183	—	123,183
First-Owner Occupied	—	64,263	64,263	925,814	156,143	1,081,957
Land and A&D	—	—	—	—	130,532	130,532
Commercial	734,767	—	734,767	769,597	—	769,597
Consumer	—	—	—	14,426	—	14,426
Total Recorded Investment
Non-accruing past due loans:	7,176,471	593,014	7,769,485	8,156,050	662,725	8,818,775

Total Loans	$691,619,466	$203,201,892	$894,821,358	$630,290,012	$220,867,617	$851,157,629

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

5.                            LOANS (Continued)

The tables below present our impaired loans at June 30, 2014 and December 31, 2013.

				Three months ended		Six months ended
				June 30, 2014		June 30, 2014
Impaired Loans Legacy	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$2,115,118	$2,115,118	$—	$2,115,118	$—	$2,120,422	$—
Investment	1,339,561	1,339,561	—	1,339,561	13,952	1,350,641	29,360
Residential Real Estate:
First-Investment	118,674	118,674	—	118,505	—	120,304	—
Commercial	734,767	734,767	—	737,767	2,426	757,814	4,777
With an allowance recorded:
Commercial Real Estate:
Hospitality	4,473,345	4,473,345	2,658,345	4,473,345	—	4,473,345	—
Commercial	425,670	425,670	184,444	425,670	3,294	441,423	6,919
Consumer	182,748	182,748	45,687	182,748	—	183,392	1,847
Total legacy impaired	9,389,883	9,389,883	2,888,476	9,392,714	19,672	9,447,341	42,903

Acquired (1)
With no related allowance recorded:
Residential Real Estate:
First-Investment	287,294	287,294	—	287,294	—	299,338	—
First-Owner Occupied	1,826,587	1,794,050	—	1,474,969	7,996	1,919,205	20,924
Land and A&D	1,476,850	721,212	—	1,519,568	13,345	1,857,535	16,216
Commercial	85,926	85,926	—	85,926	1,086	86,591	1,827

With an allowance recorded:
Commercial Real Estate:
Investment	371,806	371,806	281,651	371,806	1,086	371,996	1,086
Residential Real Estate:
Land and A&D	131,031	131,031	83,770	131,031	—	131,031	—
Total acquired impaired	4,179,494	3,391,319	365,421	3,870,594	23,513	4,665,696	40,053
Total impaired	$13,569,377	$12,781,202	$3,253,897	$13,263,308	$43,185	14,113,037	$82,956

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

5.                            LOANS (Continued)

Impaired Loans
Twelve months ended December 31, 2013
Legacy	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,849,685	$1,849,685	$—	$1,855,418	$70,711
Residential Real Estate:
First-Investment	123,183	123,183	—	129,105	—
Commercial	2,136,376	2,136,376	—	2,235,110	90,917

With an allowance recorded:
Commercial Real Estate:
Owner Occupied	274,516	274,516	137,258	282,630	18,177
Investment	1,363,821	1,363,821	136,382	1,385,973	63,855
Hospitality	4,473,345	4,473,345	1,250,000	4,491,435	105,772
Residential Real Estate:
First-Owner Occupied	925,814	925,814	167,450	931,492	16,664
Commercial	459,439	459,439	191,753	510,230	31,018
Consumer	7,390	7390	7,390	7,426	32
Total legacy impaired	11,613,569	11,613,569	1,890,233	11,828,819	397,146

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	605,314	579,583	—	590,677	24,821
Residential Real Estate:
Land and A&D	1,628,156	241,624	—	241,624	—
Commercial	87,387	87,387	—	88,508	4,533

With an allowance recorded:
Commercial Real Estate:
Investment	372,047	376,050	279,037	376,047	17,509
Residential Real Estate:
First-Owner Occupied	411,891	412,742	187,109	414,020	11,460
Land and A&D	131,031	130,532	65,515	130,332	8,709
Total acquired impaired	3,235,826	1,827,918	531,661	1,841,208	67,032
Total impaired	$14,849,395	$13,441,487	$2,421,894	$13,670,027	$464,178

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

5.                                      LOANS (Continued)

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  Restructured loans at June 30, 2014 consisted of four loans for $598 thousand compared to five loans at December 31, 2013 for $667 thousand.  We had no loans that were modified as a TDR during the three and six month periods ending June 30, 2014 and one loan in the amount of $60 thousand that was modified as a TDR during the six months ending June 30, 2013.  We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the three and six month periods ending June 30, 2014.

Acquired impaired loans

The following table documents changes in the accretable discount on acquired impaired loans during the six months ended June 30, 2014 and 2013, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	Six Months Ended June 30,
	2014	2013
Balance at beginning of period	$40,771	$—
Additions due to WSB acquisition	—	2,644,163
Accretion of fair value discounts	(646,861)	(632,786)
Reclassification from non-accretable	579,301	573,682
Balance at end of period	$(26,789)	$2,585,059

	Contractually Required Payments Receivable	Carrying Amount
At June 30, 2014	$10,853,648	$7,994,957
At December 31, 2013	12,482,792	8,742,777
At June 30, 2013	57,176,676	31,245,470
At December 31, 2012	24,930,742	13,363,882

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

5.                                      LOANS (Continued)

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

The following tables outline the class of loans by risk rating at June 30, 2014 and December 31, 2013:

	Account Balance
June 30, 2014	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$184,161,521	$26,465,177	$210,626,698
Investment	181,429,368	47,849,499	229,278,867
Hospitality	65,796,822	8,488,192	74,285,014
Land and A&D	36,279,930	5,982,145	42,262,075
Residential Real Estate:
First-Investment	45,411,599	25,276,969	70,688,568
First-Owner Occupied	22,639,531	55,580,621	78,220,152
Land and A&D	19,568,029	11,801,285	31,369,314
HELOC and Jr. Liens	20,299,269	3,252,204	23,551,473
Commercial	85,541,917	8,195,089	93,737,006
Consumer	9,368,133	646,639	10,014,772
	670,496,119	193,537,820	864,033,939
Special Mention (6)
Commercial Real Estate:
Owner Occupied	1,112,925	2,072,994	3,185,919
Investment	1,423,020	857,150	2,280,170
Land and A&D	3,092,788	236,829	3,329,617
Residential Real Estate:
First-Investment	1,225,094	143,502	1,368,596
First-Owner Occupied	84,907	631,017	715,924
Land and A&D	2,212,511	370,807	2,583,318
Commercial	2,847,652	708,153	3,555,805
	11,998,897	5,020,452	17,019,349
Substandard (7)
Commercial Real Estate:
Owner Occupied	1,849,685	575,000	2,424,685
Investment	1,339,561	1,150,375	2,489,936
Hospitality	4,473,345	—	4,473,345
Residential Real Estate:
First-Investment	118,674	502,225	620,899
First-Owner Occupied	—	677,222	677,222
Land and A&D	—	763,945	763,945
Commercial	1,160,437	974,853	2,135,290
Consumer	182,748	—	182,748
	9,124,450	4,643,620	13,768,070
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$691,619,466	$203,201,892	$894,821,358

5.                                      LOANS (Continued)

	Account Balance
December 31, 2013	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$159,945,564	$27,089,317	$187,034,881
Investment	159,392,609	51,664,220	211,056,829
Hospitality	62,818,042	8,546,240	71,364,282
Land and A&D	37,383,344	8,148,372	45,531,716
Residential Real Estate:
First-Investment	44,064,312	27,103,460	71,167,772
First-Owner Occupied	12,896,971	60,399,843	73,296,814
Land and A&D	17,778,528	12,678,761	30,457,289
HELOC and Jr. Liens	18,302,559	3,359,063	21,661,622
Commercial	85,415,692	9,529,078	94,944,770
Consumer	10,113,098	870,843	10,983,941
	608,110,719	209,389,197	817,499,916
Special Mention (6)
Commercial Real Estate:
Owner Occupied	1,310,107	2,128,647	3,438,754
Investment	1,432,243	835,918	2,268,161
Hospitality	—	—	—
Land and A&D	3,212,463	250,806	3,463,269
Residential Real Estate:
First-Investment	1,106,938	733,107	1,840,045
First-Owner Occupied	87,154	762,920	850,074
Land and A&D	2,066,763	—	2,066,763
HELOC and Jr. Liens	—	—	—
Commercial	1,841,859	646,700	2,488,559
Consumer	—	—	—
	11,057,527	5,358,098	16,415,625
Substandard (7)
Commercial Real Estate:
Owner Occupied	1,849,685	884,767	2,734,452
Investment	1,363,821	1,591,538	2,955,359
Hospitality	4,473,345	—	4,473,345
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	123,183	527,528	650,711
First-Owner Occupied	925,812	1,084,740	2,010,552
Land and A&D	—	1,046,181	1,046,181
HELOC and Jr. Liens	—	—	—
Commercial	2,371,493	985,568	3,357,061
Consumer	14,427	—	14,427
	11,121,766	6,120,322	17,242,088
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$630,290,012	$220,867,617	$851,157,629

5.                                      LOANS (Continued)

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2014 and 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.  During the fourth quarter of 2013, the loan segments were changed to align with our new allowance methodology, which resulted in balance transfers from prior loan categories being assigned to each new loan segment.

Three months ending June 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$844,243	$3,311,658	$696,642	$29,396	$4,881,939
General provision for loan losses	(171,084)	1,546,938	207,587	58,223	1,641,664
Provision (credit) for loan losses for loans acquired with deteriorated credit quality	—	2,616	(100,000)	—	(97,384)
Recoveries	2,216	20	28,600	4,452	35,288
	675,375	4,861,232	832,829	92,071	6,461,507
Loans charged off	(1,000)	—	(111,641)	(24,283)	(136,924)
Ending Balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583

Six months ending June 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	176,613	1,289,161	257,077	70,328	1,793,179
Provision (credit) for loan losses for loans acquired with deteriorated credit quality	—	2,616	18,254	—	20,870
Recoveries	4,711	60	36,270	8,478	49,519
	676,375	4,861,232	1,152,835	102,339	6,792,781
Loans charged off	(2,000)	—	(431,647)	(34,551)	(468,198)
Ending Balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$184,444	$2,658,345	$—	$45,687	$2,888,476
Other loans not individually evaluated	489,931	1,921,236	637,418	22,101	3,070,686
Acquired Loans:
Individually evaluated for impairment	—	281,651	83,770	—	365,421
Ending balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583

5.                                      LOANS (Continued)

Three Months Ended June 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,887,769	$784,024	$240,959	$140,195	$4,052,947
Provision for loan losses	(266,540)	140,365	7,579	(23,028)	(141,624)
Provision for loan losses for loans acquired with deteriorated credit quality	341,624	—	—	—	341,624
Recoveries	10,303	7,093	—	13,768	31,164
	2,973,156	931,482	248,538	130,935	4,284,111
Loans charged off	—	(46,785)	—	(46)	(46,831)
Ending Balance	$2,973,156	$884,697	$248,538	$130,889	$4,237,280

Six Months Ending June 30, 2013	Real Estate	Commercial	Boats	Other Consumer	Total
Beginning balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Provision for loan losses	(243,887)	254,035	(390)	(26,382)	(16,624)
Provision for loan losses for loans acquired with deteriorated credit quality	416,624	—	—	—	416,624
Recoveries	41,686	24,089	—	36,442	102,217
	3,041,007	1,034,078	248,538	143,941	4,467,564
Loans charged off	(67,851)	(149,381)	—	(13,052)	(230,284)
Ending Balance	$2,973,156	$884,697	$248,538	$130,889	$4,237,280

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$25,000	$—	$—	$—	$25,000
Collectively evaluated for impairment	2,556,532	884,697	248,538	130,889	3,820,656
Acquired Loans:
Individually evaluated for impairment	391,624	—	—	—	391,624
Ending balance	$2,973,156	$884,697	$248,538	$130,889	$4,237,280

5.                                      LOANS (Continued)

Our recorded investment in loans at June 30, 2014 and 2013 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

June 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$425,670	$4,473,345	$—	$182,748	$5,081,763
Individually evaluated for impairment without specific reserve	734,767	3,454,679	118,674	—	4,308,120
Other loans not individually evaluated	88,389,569	473,030,942	111,440,939	9,368,133	682,229,583
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	371,806	131,031	—	502,837
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	85,926	—	2,802,556	—	2,888,482
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	9,792,169	93,305,554	96,066,211	646,639	199,810,573
Ending balance	$99,428,101	$574,636,326	$210,559,411	$10,197,520	$894,821,358

June 30, 2013	Real Estate	Commerical	Boats	Other Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$499,122	$—	$—	$—	$499,122
Individually evaluated for impairment without specific reserve	3,275,454	1,685,700	—	—	4,961,154
Collectively evaluated for impairment without reserve	401,243,435	99,268,982	7,060,527	2,874,064	510,447,008
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	1,603,144	—	—	—	1,603,144
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	31,153,510	764,372	—	—	31,917,882
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	228,726,807	11,024,500	—	1,181,292	240,932,599
Ending balance	$666,501,472	$112,743,554	$7,060,527	$4,055,356	$790,360,909

6.                                      OTHER REAL ESTATE OWNED

At June 30, 2014 and December 31, 2013, the fair value of other real estate owned was $4.6 million and $4.3 million, respectively.  As a result of the acquisitions of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

6.                                      OTHER REAL ESTATE OWNED-(continued)

The following outlines the transactions in other real estate owned during the period.

Six months ended June 30, 2014	Legacy	Acquired	Total
Beginning balance	$475,291	$3,836,051	$4,311,342
Real estate acquired through foreclosure of loans	334,000	1,020,889	1,354,889
Real estate sold	(7,600)	(1,313,361)	(1,320,961)
Net realized gain on sale of real estate owned	—	282,195	282,195
Ending balance	$801,691	$3,825,774	$4,627,465

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average number of shares	10,785,370	8,505,016	10,782,770	7,681,337
Dilutive average number of shares	10,948,368	8,609,164	10,944,982	7,776,679

8.                                      STOCK BASED COMPENSATION

For the three months ended June 30, 2014 and 2013, we recorded stock-based compensation expense of $71,280 and $50,186, respectively.  For the six month periods ended June 30, 2014 and 2013, we recorded stock-based compensation expense of $198,082 and $133,848, respectively.  At June 30, 2014, there was $430,701 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 1.25 years. As of June 30, 2014, there were 485,192 shares remaining available for future issuance under the equity incentive plans. The directors and officers did not exercise any options during the six month period ended June 30, 2014 compared to the exercise of 58,948 options during the six month period ended June 30, 2013.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to December 31, 2013, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2013.  During the six months ended June 30, 2014 and 2013, we granted 50,739 and 52,712 stock options, respectively.  The weighted average grant date fair value of these 2014 stock options is $4.69 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the six months ended June 30, 2014 and 2013, we granted 8,257 and 8,382 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards issued for the six months ending June 30, 2014 is $16.76. There were no restricted shares forfeited during the six month periods ending June 30, 2014 or 2013.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement.  The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than Level 1 prices.  Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.  We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For the six months ended June 30, 2014 and the year ended December 31, 2013, there were no transfers between levels.

At June 30, 2014, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, mortgage-backed securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items.  These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source.  We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

We value Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis.  We value SLMA equity securities under Level 1. During the first quarter of 2014, the SLMA equity security was sold and the realized gain of $96,993 is recorded in gain (loss) on disposal of assets on the consolidated statement of income.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2014 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,002	$3,002	$—	$—	$—
U.S. government agency	38,267	—	38,267	—	—
Municipal securities	45,007	—	45,007	—	—
FHLMC MBS	15,391	—	15,391	—	—
FNMA MBS	13,857	—	13,857	—	—
GNMA MBS	33,652	—	33,652	—	—
SBA loan pools	6,531	—	6,531	—	—
Total recurring assets at fair value	$155,707	$3,002	$152,705	$—	$—

9.                                      FAIR VALUE MEASUREMENT (continued)

	At December 31, 2013 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$1,250	$1,250	$—	$—	$—
U.S. government agency	40,735	—	40,735	—	—
Municipal securities	59,267	—	59,267	—	—
FHLMC MBS	5,206	—	5,206	—	—
FNMA MBS	18,703	—	18,703	—	—
GNMA MBS	39,921	—	39,921	—	—
SBA loan pools	7,088	—	7,088	—	—
Total investment securities available for sale	172,170	1,250	170,920	—	—
Sallie Mae equity securities	414	414	—	—	—
Total recurring assets at fair value	$172,584	$1,664	$170,920	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 3 inputs based on discounting criteria.

	At June 30, 2014 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$6,501	$—	$—	$6,777
Acquired:	3,026	—	—	3,110
Total Impaired Loans	9,527	—	—	9,887

Other real estate owned:
Legacy:	802	—	—	802
Acquired:	3,825	—	—	3,825
Total other real estate owned:	4,627	—	—	4,627

Total	$14,154	$—	$—	$14,514

9.                                      FAIR VALUE MEASUREMENT (continued)

	At December 31, 2013 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$9,723	$—	$—	$9,723
Acquired:	1,296	—	—	1,296
Total Impaired Loans	11,019	—	—	11,019

Other real estate owned:
Legacy:	475	—	—	475
Acquired:	3,836	—	—	3,836
Total other real estate owned:	4,311	—	—	4,311

Total	$15,330	$—	$—	$15,330

At June 30, 2014 and December 31, 2013, we estimated the fair value of impaired assets using Level 3 inputs to be $14.2 million and $15.3 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 50%.  As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

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

	June 30, 2014 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$30,222	$30,222	$30,222	$—	$—
Loans receivable, net	889,525	907,804	—	—	907,804
Loans held for sale	4,075	4,237	—	4,237	—
Investment securities available for sale	155,707	155,707	3,002	152,705	—
Equity Securities at cost	4,304	4,304	—	4,304	—
Bank Owned Life Insurance	31,000	31,000	—	31,000	—
Accrued interest receivable	2,978	2,978	—	869	2,109

Liabilities:
Deposits:
Non-interest-bearing	237,615	237,615	—	237,615	—
Interest bearing	771,802	776,597	—	776,597	—
Short term borrowings	35,769	35,769	—	35,769	—
Long term borrowings	6,044	6,044	—	6,044	—
Accrued Interest payable	230	230	—	230	—

9.                                      FAIR VALUE MEASUREMENT (continued)

	December 31, 2013 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$29,058	$29,058	$29,058	$—	$—
Loans receivable, net	847,249	860,458	—	—	860,458
Loans held for sale	2,075	2,075	—	2,075	—
Investment securities available for sale	172,170	172,170	1,250	170,920	—
Equity Securities at cost	5,670	5,670	414	5,256	—
Bank Owned Life Insurance	30,577	30,577	—	30,577	—
Accrued interest receivable	3,433	3,433	—	1,088	2,345

Liabilities:
Deposits:
Non-interest-bearing	228,734	228,734	—	228,734	—
Interest bearing	745,626	751,703	—	751,703	—
Short term borrowings	49,530	49,530	—	49,530	—
Long term borrowings	6,093	6,093	—	6,093	—
Accrued Interest payable	265	265	—	265	—

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $441thousand investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 73% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T) and on May 10, 2013, we acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB).  The acquisition of WSB created the fourth largest independent commercial bank based in Maryland, with assets of more than $1.1 billion and with 23 full service branches serving five counties.

Summary of Recent Performance and Other Activities

Net loans held for investment increased $42.3 million and deposits increased $35.1 million during the six months ending June 30, 2014.  Our net income available to common stockholders increased $1.9 million to $1.8 million for the three months ended June 30, 2014, compared to net loss of $84 thousand for the three months ended June 30, 2013.  Earnings were $0.16 per basic and diluted common share for the three months ended June 30, 2014 compared to a loss of $.01 per basic and diluted common share for the same period in 2013.  The increase in net income is primarily the result of a $1.4 million increase in net interest income, a $715,000 increase in non-interest income and a decrease of $2.0 million in non-interest expense, partially offset by an increase of $1.3 million in the provision for loan losses.  Earnings were $3.6 million for the six months ended June 30, 2014, compared with $1.2 million for the same six month period last year.  Earnings were $0.33 per basic and diluted common share compared to $0.16 per basic and $0.15 per diluted common share for the same period last year.  The increase in net income during the six month period is primarily the result of increases of $3.9 million in net interest income and $879,000 in non-interest income, partially offset by an increase of $1.4 million in the provision for loan losses.

The following highlights contain additional financial data and events that have occurred during the three and six months ended June 30, 2014:

•                  The net interest margin was 4.28% for both the quarters ended June 30, 2014 and 2013.  The net interest margin was 4.33% for the six months ended June 30, 2014 compared to 4.32% for the same six month period last year.  The average interest rate paid on total interest-bearing liabilities decreased to 0.50% for the six months ended June 30, 2014 compared to 0.63% for the six months ended June 30, 2013.

•                  The second quarter Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.60% and 5.46%, respectively, compared to ROAA and ROAE of (0.03)% and (0.35%), respectively, for the second quarter of 2013.

•                  For the six months ended June 30, 2014, ROAA and ROAE were 0.62% and 5.70%, respectively, as compared to ROAA and ROAE of 0.26% and 2.89%, respectively, for the six months ended June 30, 2013.

•                  Total assets at June 30, 2014 increased by $26.0 million from to December 31, 2013.

•                  Total deposits grew by $35.1 million during the six months ended June 30, 2014.

•                  Net loans increased $44.3 million, or 5.22%, during the six months ended June 30, 2014, to $893.6 million, compared to $849.3 million at December 31, 2013.

•                  Our asset quality remained strong:

•                  Non-performing assets decreased to 1.20% of total assets at June 30, 2014 compared to 1.27% at December 31,   2013, and decreased from 1.96% at June 30, 2013.

•                  At June 30, 2014, we had four legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $7.2 million, compared to eight loans in the amount of $8.2 million at December 31, 2013.

•                  At June 30, 2014, we had accruing legacy loans past due between 30 and 89 days in the amount of $2.2 million compared to $1.6 million in this category at December 31, 2013.  We had accruing legacy loans of $674 thousand that are 90 or more days past due at June 30, 2014, compared to no loans that were past 90 or more at December 31, 2013.

•                  At June 30, 2014, we had ten acquired loans totaling $593 thousand on non-accrual status compared to seven loans for a total of $663 thousand at December 31, 2013.

•                  At June 30, 2014, we had accruing acquired loans totaling $1.5 million past due between 30 and 89 days and accruing acquired loans of $1.3 million that are 90 or more days past due, compared to $4.5 million between 30-89 days and $1.7 million 90 or more days past due and accruing at December 31, 2013.

•                  We provisioned $1.5 million for loan losses during the three month period ended June 30, 2014 compared to $200 thousand for the three months ended June 30, 2013.  For the six month period ended June 30, 2014, we recorded a $1.8 million provision compared to $400 thousand for the same six month period last year.We ended the six month period of 2014 with a book value of $12.23 per common share and a tangible book value of $11.06 per common share.

•                  Old Line Bancshares was recognized for our performance amongst our peers and became part of the Russell 2000 Effective June 27, 2014.

•                  We maintained strong liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three month period ended June 30, 2014 compared to same period in 2013 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)
	2014	2013	$ Change	% Change

Net income available to common stockholders	$1,769	$(84)	$1,853	(2,205.95)%
Interest income	11,617	10,308	1,309	12.70
Interest expense	1,005	1,104	(99)	(8.97)
Net interest income before provision for loan losses	10,612	9,203	1,409	15.31
Provision for loan losses	1,544	200	1,344	672.00
Non-interest income	1,868	1,153	715	62.01
Non-interest expense	8,492	10,535	(2,043)	(19.39)
Average total loans	865,944	721,223	144,721	20.07
Average interest earning assets	1,035,068	904,597	130,471	14.42
Average total interest bearing deposits	768,880	686,544	82,336	11.99
Average non-interest bearing deposits	234,063	205,050	29,013	14.15
Net interest margin	4.28%	4.28%
Return on average equity	5.46%	(0.35)%
Basic earnings per common share	$0.16	$(0.01)	$0.17	(1,700.00)
Diluted earnings per common share	0.16	(0.01)	0.17	(1,700.00)

	Six months ended June 30,
	(Dollars in thousands)
	2014	2013	$ Change	% Change

Net income available to common stockholders	$3,605	$1,202	$2,403	199.92%
Interest income	22,989	19,125	3,864	20.20
Interest expense	2,018	2,074	(56)	(2.70)
Net interest income before provision for loan losses	20,971	17,051	3,920	22.99
Provision for loan losses	1,814	400	1,414	353.50
Non-interest income	3,260	2,381	879	36.92
Non-interest expense	17,468	17,616	(148)	(0.84)
Average total loans	858,553	663,782	194,771	29.34
Average interest earning assets	1,028,605	838,758	189,847	22.63
Average total interest bearing deposits	760,208	619,967	140,241	22.62
Average non-interest bearing deposits	231,603	196,305	35,298	17.98
Net interest margin (1)	4.28%	4.32%
Return on average equity	5.70%	2.89%
Basic earnings per common share	$0.33	$0.16	$0.17	106.25
Diluted earnings per common share	0.33	0.15	0.18	120.00

(1)         See “Reconciliation of Non-GAAP Measures”

Strategic Plan

We have based our strategic plan on the objective of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include continuing the growth of the loan and deposit portfolios, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past two years, we have expanded organically in Montgomery County, and through acquisition in Charles County, Prince George’s County and Anne Arundel County, Maryland.  We have also entered into the residential mortgage business through the WSB merger.

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

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington, D.C. market, including through the  new branches we acquired in the WSB acquisition and the attendant increased penetration into the Charles, Prince George’s and Anne Arundel County markets.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that the weak job market and growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.   We believe that we are well positioned to capitalize on the opportunities that may become available in the current economy as well as a healthier economy.

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

We also expect that salaries and benefits expenses and other operating expenses will continue to be higher in 2014 than they were in 2013 due to the acquisition of WSB Holdings in May 2013.  We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2013, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets,  income taxes, business combination and accounting for acquired loans.  There has been no material changes in our critical accounting policies during the six months ended June 30, 2014.

Results of Operations for the Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013.

Net Interest Income.  Net interest income is the difference between income on interest earning assets and the cost of funds supporting those assets.  Earning assets are comprised primarily of loans, investments, interest bearing deposits and federal funds sold.  Cost of funds consists of interest bearing deposits and other borrowings.  Non-interest bearing deposits and capital are also funding sources.  Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

Net interest income before provision for loan losses for the three months ended June 30, 2014 increased $1.4 million or 15.3% to $10.6 million from $9.2 million for the same period in 2013.  As outlined in detail in the Rate/Volume Analysis, this increase was the result of an increase in total interest income resulting from an increase in average interest earning assets, partially offset by a decrease in yield on such assets and a slight increase in interest paid on interest bearing liabilities.  Average interest earning assets increased primarily due to organic loan growth and the acquisition of WSB, compared to the same three month period last year.  A competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets during the three months ended June 30, 2014 compared to the same period last year, however, the lower market yields on interest bearing assets had a much greater impact on, and continue to negatively impact, net interest income after adjusting for accretion on acquired assets.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively stable net interest margin.

Total interest income increased $1.3 million, or 12.70%, to $11.6 million during the three months ended June 30, 2014 compared to $10.3 million during the three months ended June 30, 2013.  We offset the effect on interest income and net interest income caused by the low rate environment by growing total average interest earning assets by $130.5 million or 14.43% to $1.0 billion for the three months ended June 30, 2014 from $904.6 million for the three months ended June 30, 2013, as well as by changes in the mix of our interest-earning assets. The increase in total interest earning assets is due to strong organic loan growth as well as the loans and investments acquired in the WSB Holdings transaction in May 2013.

Total interest expense decreased $99 thousand, or 8.97%, to $1.0 million during the three months ended June 30, 2014 from $1.1 million for the same period in 2013, as a result of the decrease in the average interest rate paid on interest bearing liabilities, primarily time deposits, partially offset by an increase in average interest bearing liabilities.  The average rate paid on time deposits decreased to 0.70% during the three months ended June 30, 2014 from 0.86% during the same period last year, while the average interest rate paid on all interest bearing liabilities decreased to 0.50% during the three months ended June 30, 2014 compared to 0.61% during the three months ended June 30, 2013.  Average interest bearing liabilities increased $81.9 million or 11.26% to $810.0 million for the three months ended June 30, 2014 from $728.0 million for the three months ended June 30, 2013, primarily as a result of an $82.3 million or 12.0% increase in average interest bearing deposits.

The growth in average interest bearing deposits was primarily the result of the acquisition of WSB, but we also experienced organic growth as a result of increased name recognition in our market place, derived from the WSB acquisition, and our business development efforts.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the growth generated primarily from our branch network and commercial loan officers, our average non-interest bearing deposits increased $29.0 million to $234.1 million for the three months ended June 30, 2014, compared to $205.1 million for the three months ended June 30, 2013.

Our net interest margin was 4.28% for both the three months ended June 30, 2014 and 2013.  The yield on average interest earning assets decreased ten basis points during the period from 4.77% for the quarter ended June 30, 2013 to 4.67% for the quarter ended June 30, 2014. Re-pricing in the loan portfolio and slightly lower yields on new loans caused the average loan yield to decline.

During the three months ended June 30, 2014 and 2013, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which contributed to the $510 thousand of total accretion recorded during the three months ended June 30, 2014 as compared to $300 thousand recorded during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion increase on the loans is primarily due to higher repayments on impaired loans that we acquired from MB&T and WSB during the three month period ending June 30, 2014 relative to the same three months last year in addition to higher fair value accretion on interest bearing deposits from the WSB acquisition.

Total accretion increased for the three months ending June 30, 2014 as compared to June 30, 2013 primarily due to one real estate loan that was paid off during the quarter ending June 30, 2014 representing approximately $360 thousand in accretion. The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended June 30,
	2014		2013
	Accretion Dollars	% Impact on Net Interest Margin	Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$(3,509)	—%	$38,933	0.02%
Mortgage loans	344,403	0.13	173,261	0.07
Consumer loans	6,338	—	2,876	—
Interest bearing deposits	162,452	0.06	85,046	0.05
Total accretion	$509,684	0.19%	$300,116	0.14%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact.  The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended June 30, 2014 and 2013, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2014			2013
	Average			Average
Three Months Ended June 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$3,993,880	$1,653	0.17%	$6,778,841	$1,784	0.11%
Interest bearing deposits	30,385	6	0.08	199,541	61	0.12
Investment securities (1)(2)
U.S. Treasury	2,869,373	15,709	2.20	1,248,692	452	0.15
U.S. government agency	38,424,633	153,512	1.60	44,930,315	143,760	1.28
Mortgage backed securities	69,099,635	360,480	2.09	67,906,312	329,618	1.95
Municipal securities	55,691,795	643,187	4.63	62,664,327	722,279	4.63
Other equity securities	4,304,196	101,472	9.46	3,810,214	66,256	6.97
Total investment securities	170,389,632	1,274,360	3.00	180,559,860	1,262,365	2.81
Loans(1)
Commercial	126,568,823	1,315,555	4.17	107,248,011	1,218,133	4.56
Mortgage real estate	728,664,683	9,301,557	5.12	602,442,723	8,111,491	5.40
Consumer	10,710,532	159,495	5.97	11,532,159	167,054	5.81
Total loans	865,944,038	10,776,607	4.99	721,222,893	9,496,678	5.28
Allowance for loan losses	5,290,130	—		4,164,025	—
Total loans, net of allowance	860,653,908	10,776,607	5.03	717,058,868	9,496,678	5.31
Total interest earning assets(1)	1,035,067,805	12,052,626	4.67	904,597,110	10,760,888	4.77
Non-interest bearing cash	39,297,001			45,762,911
Premises and equipment	34,679,042			31,016,913
Other assets	74,785,186			54,183,237
Total assets(1)	1,183,829,034			1,035,560,171
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	90,253,020	38,038	0.17	120,544,161	34,111	0.11
Money market and NOW	321,216,303	193,064	0.24	199,830,570	150,155	0.30
Other time deposits	357,410,354	625,537	0.70	366,169,375	780,689	0.86
Total interest bearing deposits	768,879,677	856,639	0.45	686,544,106	964,955	0.56
Borrowed funds	41,102,469	148,918	1.45	41,494,215	139,472	1.35
Total interest bearing liabilities	809,982,146	1,005,557	0.50	728,038,321	1,104,427	0.61
Non-interest bearing deposits	234,063,213			205,050,472
	1,044,045,359			933,088,793
Other liabilities	9,603,037			6,624,502
Non-controlling interest	270,521			369,671
Stockholders’ equity	129,910,117			95,477,205
Total liabilities and stockholders’ equity	$1,183,829,034			$1,035,560,171
Net interest spread(1)			4.17			4.16
Net interest margin(1)		$11,047,069	4.28%		$9,656,461	4.28%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended June 30, 2014 and 2013.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended June 30,
	2014 compared to 2013
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(131)	$1,132	$(1,263)
Interest bearing deposits	(55)	(34)	(21)
Investment Securities(1)
U.S. treasury	15,257	14,915	342
U.S. government agency	9,752	44,869	(35,117)
Mortgage backed securities	30,862	29,153	1,709
Municipal securities	(79,092)	5,453	(84,545)
Other	35,216	32,283	2,933
Loans:(1)
Commercial	97,422	(223,311)	320,733
Mortgage	1,190,066	(1,101,160)	2,291,226
Consumer	(7,559)	9,938	(17,497)
Total interest revenue (1)	1,291,738	(1,186,762)	2,478,500

Interest bearing liabilities
Savings	3,926	18,678	(14,752)
Money market and NOW	42,909	(79,414)	122,323
Other time deposits	(155,151)	(150,152)	(4,999)
Borrowed funds	9,446	11,725	(2,279)
Total interest expense	(98,870)	(199,163)	100,293

Net interest income(1)	$1,390,608	$(987,599)	$2,378,207

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

Provision for Loan Losses.  The provision for loan losses for the three months ended June 30, 2014 was $1.5 million, an increase of $1.3 million, compared to $200,000 for the three months ended June 30, 2013.  The increase in our provision for loan losses during the three months ended June 30, 2014 is primarily due to one commercial/hotel loan that was placed on nonaccrual status during the first quarter of 2014. After receiving an estimated value and exploring various disposition alternatives management determined that an additional provision of $1.4 million was needed to reserve for probable loss on the property. The property was sold at foreclosure, subject to ratification and closing, in July 2014. We are also seeking performance from guarantors on the loan.

Management identified probable losses in the loan portfolio and recorded charge-offs of $137 thousand for the three months ended June 30, 2014, compared to $47 thousand for the three months ended June 30, 2013.  Recoveries of $35 thousand were recognized for the three months ending June 30, 2014 compared to $31 thousand for the same three month period in 2013.

The allowance for loan losses to gross loans held-for-investment was 0.71% and 0.54%, and the allowance for loan losses to non-accrual loans was 81.40% and 25.43%, at June 30, 2014 and 2013, respectively.

Non-interest Income.  Non-interest income totaled $1.9 million for the three months ended June 30, 2014, an increase of $715 thousand, or 61.98%, from the corresponding period of 2013 amount of $1.2 million.

The following table outlines the changes in non-interest income for the three month periods.

	Three months ended
	June 30,
	2014	2013	$ Change	% Change
Service charges on deposit accounts	$493,482	$367,674	$125,808	34.22
Gain on sales or calls of investment securities	129,911	9,659	120,252	1,244.97
Earnings on bank owned life insurance	246,371	200,641	45,730	22.79
Gain/(loss) on disposal of assets	17,919	(19,078)	36,997	(193.92)
Pointer Ridge rent and other revenue	72,644	63,317	9,327	14.73
Rental income	195,407	180,159	15,248	8.46
Gain on sale of loans	195,829	146,565	49,264	33.61
Other fees and commissions	516,571	204,357	312,214	152.78
Total non-interest revenue	$1,868,134	$1,153,294	$714,840	61.98

Non-interest income increased primarily as a result of increases in gains on sales or calls of investment securities, service charges on deposit accounts, other fees and commissions, earnings on bank owned life insurance, and gains on sale of loans.  The increase in service charges on deposit accounts is due to the increase in our deposits primarily as a result of the WSB acquisition.  The increase in earnings on bank owned life insurance is the result of the addition of approximately $13.0 million of bank owned life insurance from the acquisition of WSB Holdings in May 2013.  The gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market, which we did not engage in until our acquisition of WSB in May 2013.  Other fees and commissions increased primarily due to letter of credit fees, fees associated with loans sold in the secondary market and recoveries on acquired loans that were previously charged-off prior to the mergers with WSB and MB&T.  The gains on sales or calls of investment securities increased during the period as we sold $27 million in investment securities during the three month period ending June 30, 2014.  During the quarter, we divested higher premium MBS and lower yielding, longer duration agencies to re-position the portfolio into well structured, better cash flowing, shorter collateral, 15 year agency MBS and also sold $15.9 million of our municipal bonds to reduce interest rate and mark to market risk. We used the proceeds from the sale of the municipal bonds to fund loan growth.  Gain on the sale of investment securities for the three month period ending June 30, 2014, was $130 thousand pretax, $79 thousand net of tax, compared to $10 thousand in gains during the same three month period last year.  Gain on the sale of these investment securities is the result of Old Line Bank selling approximately $27 million in securities during the 2014 period.

Non-interest Expense.  Non-interest expense decreased $2.0 million or 19.40% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

The following chart outlines the changes in non-interest expenses for the period.

	Three months ended
	June 30,
	2014	2013	$ Change	% Change
Salaries and benefits	$4,051,407	$4,126,567	$(75,160)	(1.82)
Occupancy and equipment	1,436,564	1,214,947	221,617	18.24
Data processing	312,042	329,878	(17,836)	(5.41)
FDIC insurance and State of Maryland assessments	233,575	186,996	46,579	24.91
Merger and integration	—	2,786,350	(2,786,350)	(100.00)
Core deposit premium	212,214	198,875	13,339	6.71
Pointer Ridge other operating	50,233	105,050	(54,817)	(52.18)
(Gain) loss on sale of other real estate owned	(79,127)	770	(79,897)	(10,376.23)
OREO expense	112,659	154,908	(42,249)	(27.27)
Network services	174,914	112,816	62,098	55.04
Telephone	167,442	119,587	47,855	40.02
Other operating	1,819,983	1,198,924	621,059	51.80
Total non-interest expenses	$8,491,906	$10,535,668	$(2,043,762)	(19.40)

The decrease in non-interest expenses, as compared to the same period of 2013, was mainly attributable to decreases in merger expenses, while a gain on sale of other real estate owned and a decrease in salaries and benefits also contributed to the decrease.  These items were partially offset by increases in other operating, network services, telephone and occupancy and equipment expenses.  Merger expenses decreased $2.8 million for the three months ended June 30, 2014 compared to the same period of the prior year as a result of expenses that we incurred during the second quarter of 2013 in connection with the acquisition of WSB Holdings in May 2013, primarily related to legal fees, investment banker fees and termination and de-conversion charges associated with the termination of WSB’s core data processing contract.  Gain on the sale of other real estate owned was $80 thousand compared to a loss of $1 thousand during the 2013 period as a result of the sale of three properties that resulted in a net gain compared to the sale of two legacy properties for a net loss during the same three months last year.  Salaries and benefits decreased by $75 thousand, or 1.82%, when compared to the same period of 2013 primarily as a result of reductions in staffing levels that were previously inflated by the consummation of the WSB Holdings merger during the second quarter of 2013.  Occupancy and equipment expenses increased $222 thousand or 18.24% compared to the same period in 2013 primarily due to the additional lease expense associated with the acquisition of WSB’s branches.  Other operating expenses increased $621 thousand during the quarter ended June 30, 2014 compared to the same period last year, primarily as a result of increased internal audit fees, legal expenses and foreclosure expenses.  Network services increased $62 thousand and telephone expenses increased $48 thousand during the 2014 period, also associated with the WSB acquisition.

Income Taxes.  We had an income tax expense of $688 thousand (28.16% of pre-tax income) for the three months ended June 30, 2014 compared to an income tax benefit of $283 thousand (74.74% of pre-tax income) for the same period in 2013.  The effective tax changed due to a significant shift in the portion of tax-exempt income to pretax income or loss.  This shift occurred as a result of the per-tax loss in the 2013 period.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $1.8 million or $0.16 per basic and diluted common share for the three month period ending June 30, 2014 compared to net loss available to common stockholders of $86 thousand, or $0.01 per basic and diluted common share, for the same period in 2013.  The increase in net income available to common stockholders for the 2014 period was primarily the result of the $1.4 million increase in net interest income, the $715,000 increase in non-interest income and the $2.0 million increase in non-interest expenses, offsetting the increase of $1.3 million in the provision for loan losses as compared to the 2013 period.

Results of Operations for the six months ended June 30, 2014 compared to six months ended June 30, 2013.

Net Interest Income.  Net interest income before provision for loan losses for the six months ended June 30, 2014 increased $3.9 million or 23.0% to $21.0 million from $17.1 million for the same period in 2013.  As outlined in detail in the Rate/Volume Analysis, this increase was the result of an increase in total interest income resulting from an increase in average interest earning assets, partially offset by a decrease in yield on such assets.  Average interest earning assets increased primarily due to the acquisition of WSB and organic loan growth, compared to the same six month period last year.  A competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets during the six months ended June 30, 2014, however, the lower market yields on interest bearing assets had a much greater impact on, and continue to negatively impact, net interest income after adjusting for accretion on acquired loans.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively stable net interest margin.

Total interest income increased $3.9 million, or 20.21%, to $23.0 million during the six months ended June 30, 2014 compared to $19.1 million during the six months ended June 30, 2013.  We offset the effect on interest income and net interest income caused by the low rate environment by growing total average interest earning assets by $189.9 million or 22.7% to $1.0 billion for the six months ended June 30, 2014 from $838.8 million for the six months ended June 30, 2013, as well as by changes in the mix of our interest-earning assets. The increase in total interest earning assets is due to strong organic loan growth as well as the loans and investments acquired in the WSB Holdings transaction.

Total interest expense decreased $56 thousand, or 2.70%, to $2.0 million during the six months ended June 30, 2014 from $2.1 million for the same period in 2013, as a result of the decrease in the average interest rate paid on interest bearing liabilities, primarily time deposits.  The average rate paid on time deposits decreased to 0.74% during the six months ended June 30, 2014 from 0.89% during the same period last year, while the average interest rate paid on all interest bearing liabilities decreased to 0.50% during the six months ended June 30, 2014 compared to 0.63% during the six months ended June 30, 2013.  Average interest bearing liabilities increased $145.7 million or 22.05% to $806.6 million for the six months ended June 30, 2014 from $660.9 million for the six months ended June 30, 2013, primarily as a result of a $140.2 million or 22.7% increase in average interest bearing deposits.

The growth in average interest bearing deposits was primarily the result of the acquisition of WSB, but we also experienced organic growth as a result of increased name recognition in our market place, including as a result of the acquisition, and our business development efforts.  Deposit growth during the six month period was comprised of $44.3 million in organic growth offset by intentional decline of $9.2 million in high cost interest bearing deposits acquired in the May 2013 merger with WSB.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the acquisition of WSB and the growth generated from our branch network and commercial loan officers, our average non-interest bearing deposits increased $35.3 million to $231.6 million for the six months ended June 30, 2014, compared to $196.3 million for the six months ended June 30, 2013.

Our net interest margin was 4.33% for the six months ended June 30, 2014 compared to 4.32% for the six months ended June 30, 2013.  The yield on average interest earning assets decreased 13 basis points during the period from 4.81% for the six months ended June 30, 2013 to 4.68% for the six months ended June 30, 2014. Re-pricing in the loan portfolio and slightly lower yields on new loans caused the average loan yield to decline.

During the six months ended June 30, 2014 and 2013, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which contributed to the $939 thousand of total accretion recorded during the six months ended June 30, 2014 as compared to $541 thousand recorded during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion increase is primarily due to higher repayments on impaired loans that we acquired from MB&T and WSB during the six month period ending June 30, 2014 relative to the same six months last year in addition to higher fair value accretion on interest bearing deposits from the WSB acquisition.

Total accretion increased for the six months ending June 30, 2014 as compared to the six months ending June 30, 2013 primarily due to one real estate loan that was paid off during the six months ending June 30, 2014 representing approximately $470 thousand in accretion. The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Six months ended June 30,
	2014		2013
	Accretion Dollars	% Impact on Net Interest Margin	Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$3,959	—%	$248,077	0.15%
Mortgage loans	631,929	0.12	168,761	0.10
Consumer loans	10,973	—	5,247	—
Interest bearing deposits	291,779	0.06	118,507	0.08
Total accretion	$938,640	0.18%	$540,592	0.33%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the six months ended June 30, 2014 and 2013, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2014			2013
	Average			Average
Six Months Ended June 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$2,666,737	$2,041	0.15%	$4,258,221	$2,387	0.11%
Interest bearing deposits	29,028	14	0.10	180,539	161	0.18
Investment securities (1)(2)
U.S. Treasury	2,139,399	16,599	1.56	1,311,066	2,307	0.35
U.S. government agency	37,371,962	313,168	1.69	37,122,530	230,941	1.25
Mortgage backed securities	69,819,027	738,352	2.13	69,305,406	717,874	2.09
Municipal securities	58,406,996	1,347,252	4.65	63,246,374	1,473,849	4.70
Other equity securities	4,765,028	177,867	7.53	3,663,604	109,557	6.03
Total investment securities	172,502,412	2,593,238	3.03	174,648,980	2,534,528	2.93
Loans(1)
Commercial	126,478,497	2,625,542	4.19	103,938,826	2,535,533	4.92
Mortgage real estate	721,126,902	18,332,025	5.13	548,519,712	14,625,572	5.38
Consumer	10,947,682	321,513	5.92	11,323,023	331,544	5.90
Total loans	858,553,081	21,279,080	5.00	663,781,561	17,492,649	5.31
Allowance for loan losses	5,146,488	—		4,111,710	—
Total loans, net of allowance	853,406,593	21,279,080	5.03	659,669,851	17,492,649	5.35
Total interest earning assets(1)	1,028,604,770	23,874,373	4.68	838,757,591	20,029,725	4.81
Non-interest bearing cash	37,729,348			35,553,424
Premises and equipment	34,789,733			28,066,491
Other assets	75,059,170			45,700,419
Total assets(1)	1,176,183,021			948,077,925
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	88,580,625	74,304	0.17	93,095,290	61,741	0.13
Money market and NOW	309,926,453	354,983	0.23	188,136,898	261,315	0.28
Other time deposits	361,700,679	1,321,654	0.74	338,734,580	1,499,038	0.89
Total interest bearing deposits	760,207,757	1,750,941	0.46	619,966,768	1,822,094	0.59
Borrowed funds	46,353,031	267,194	1.16	40,918,307	251,959	1.24
Total interest bearing liabilities	806,560,788	2,018,135	0.50	660,885,075	2,074,053	0.63
Non-interest bearing deposits	231,603,191			196,304,847
	1,038,163,979			857,189,922
Other liabilities	10,205,059			6,766,246
Non-controlling interest	277,938			378,569
Stockholders’ equity	127,536,045			83,743,188
Total liabilities and stockholders’ equity	$1,176,183,021			$948,077,925
Net interest spread(1)			4.18			4.18
Net interest margin(1)		$21,856,238	4.33%		$17,955,672	4.32%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the six months ended June 30, 2014 and 2013.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Six months ended June 30,
	2014 compared to 2013
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(346)	$954	$(1,300)
Interest bearing deposits	(147)	(77)	(70)
Investment Securities(1)
U.S. treasury	14,292	13,089	1,203
U.S. government agency	82,227	81,445	782
Mortgage backed securities	20,478	17,423	3,055
Municipal securities	(126,597)	(26,731)	(99,866)
Other	68,310	42,679	25,631
Loans:(1)
Commercial	90,009	(586,496)	676,505
Mortgage	3,706,454	(1,264,228)	4,970,682
Consumer	(10,031)	1,840	(11,871)
Total interest revenue (1)	3,844,649	(1,720,102)	5,564,751

Interest bearing liabilities
Savings	12,562	17,006	(4,444)
Money market and NOW	93,668	(86,436)	180,104
Other time deposits	(177,382)	(319,104)	141,722
Borrowed funds	15,235	(25,450)	40,685
Total interest expense	(55,917)	(413,984)	358,067

Net interest income(1)	$3,900,566	$(1,306,118)	$5,206,684

(2)         Interest revenue is presented on a fully taxable equivalent (FTE) basis.  The FTE basis adjusts for the tax favored status of these types of assets.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses.  The provision for loan losses for the six months ended June 30, 2014 was $1.8 million, an increase of $1.4 million compared to $400,000 for the six months ended June 30, 2013.  Management identified probable losses in the loan portfolio and recorded charge-offs of $468 thousand for the six months ended June 30, 2014, compared to $230 thousand for the six months ended June 30, 2013.

As with the three month period ending June 30, 2014 as discussed above, the increase in our provision for loan losses during the six months ended June 30, 2014 is primarily due to one commercial/hotel loan that was placed on nonaccrual status during the first quarter of 2014.

The allowance for loan losses to gross loans held-for-investment was 0.71% and 0.54%, and the allowance for loan losses to non-accrual loans was 81.40% and 25.43%, at June 30, 2014 and 2013, respectively.  Additionally, we revised our allowance for loan losses methodology during the fourth quarter of 2013, which resulted in a lower indicated general reserve.

Non-interest income.  Non-interest income totaled $3.3 million for the six months ended June 30, 2014, an increase of $879 thousand, or 36.91%, from the corresponding period of 2013 amount of $2.4 million.

The following table outlines the changes in non-interest income for the six month periods.

	Six months ended
	June 30,
	2014	2013	$ Change	% Change
Service charges on deposit accounts	$945,078	$668,415	$276,663	41.39
Gain on sales or calls of investment securities	129,911	641,088	(511,177)	(79.74)
Earnings on bank owned life insurance	489,978	333,869	156,109	46.76
Gain/(loss) on disposal of assets	114,912	(104,639)	219,551	209.82
Pointer Ridge rent and other revenue	157,004	131,645	25,359	19.26
Rental income	395,944	180,159	215,785	119.77
Gain on sale of loans	302,548	146,565	155,983	106.43
Other fees and commissions	724,275	383,712	340,563	88.75
Total non-interest revenue	$3,259,650	$2,380,814	$878,836	36.91

Non-interest income increased primarily as a result of increases in gain on sale of disposal of assets, rental income, gain on the sale of loans, other fees and commissions, service charges on deposit accounts and earnings on bank owned life insurance, offsetting a decrease on gain on sales or calls of investment securities.  The increase in the gain on the disposal of assets was due to the sale of our SLMA equity security and sale of one of our company vehicles during the 2014 period.  Rental income increased as the result of the rent received on the building at 4201 Mitchellville Road, Bowie, Maryland, which we acquired in the WSB Holdings merger.  The increase in service charges on deposit accounts is due to the increase in our deposits primarily as a result of the WSB acquisition.  The increase in earnings on bank owned life insurance is the result of the addition of approximately $13.0 million of bank owned life insurance from the acquisition of WSB.  The increase in the gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market.  Other fees and commissions increased primarily due to letter of credit fees, fees associated with loans sold in the secondary market and recoveries on acquired loans that were previously charged-off prior to the mergers with WSB and MB&T.  These increases were partially offset by a decline in gain on sales or calls of investment securities.  The gain on sales or calls of investment securities decreased during the 2014 period as we sold approximately $27 million of our investment securities for a gain of $130 thousand during the six month period ending June 30, 2014 compared to a gain of $641 thousand on the sale of $82.9 million of investment securities during the same six month period last year.

Non-Interest Expense.  Non-interest expense decreased $148 thousand or 0.84% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

The following chart outlines the changes in non-interest expenses for the period.

	Six months ended
	June 30,
	2014	2013	$ Change	% Change
Salaries and benefits	$8,925,041	$7,359,244	$1,565,797	21.28
Occupancy and equipment	3,022,735	2,283,815	738,920	32.35
Data processing	619,202	568,935	50,267	8.84
FDIC insurance and State of Maryland assessments	452,096	342,239	109,857	32.10
Merger and integration	29,167	3,026,835	(2,997,668)	(99.04)
Core deposit premium	440,764	376,457	64,307	17.08
Pointer Ridge other operating	102,254	218,447	(116,193)	(53.19)
(Gain) loss on sale of other real estate owned	(282,195)	201,224	(483,419)	(240.24)
OREO expense	195,725	469,073	(273,348)	(58.27)
Network Services	374,502	208,892	165,610	79.28
Telephone	334,600	231,453	103,147	44.56
Other operating	3,253,949	2,328,950	924,999	39.72
Total non-interest expenses	$17,467,840	$17,615,564	$(147,724)	(0.84)

Non-interest expenses remained stable during the six months ended June 30, 2014 as compared to the same six months of 2013, primarily as a result of increases in network services, telephone, salaries and benefits and other operating expenses being offset by a decrease in merger and integration expenses when comparing the 2014 period to the 2013 period.  Overall, increases occurred in other operating expenses, network services, telephone, occupancy and equipment, salaries and benefits and FDIC insurance, offset by decreases in merger and integration expenses, and other real estate owned (OREO) expenses and by a gain on the sale of other real estate owned.  Other operating expenses increased $925 thousand, or 39.7%, when compared to the same period last year, primarily due to increased internal audit expenses, legal expenses, and director fees primarily as a result of additional services needed due to the WSB merger.  Network services increased $166 thousand and telephone increased $103 thousand, primarily as a result of the WSB merger.  Salaries and benefits increased by $1.6 million, or 21.28%, when compared to the same period of 2013 primarily as a result of severance payments associated with the WSB merger.  The cost of health insurance benefits also increased compared to the same six month period of 2013 as a result of an increase in insurance rates and the increased staff from the WSB merger.  Occupancy and equipment expenses increased $739 thousand or 32.35% compared to the same period in 2013 primarily due to the additional lease expense associated with the acquisition of WSB’s branches.  These increases were offset primarily by a decrease in merger and acquisition expenses, which decreased $3.0 million as compared to the same six month last year as a result of expenses that we incurred during the second quarter of 2013 in connection with the acquisition of WSB Holdings, primarily related to legal fees, investment banker fees and termination and de-conversion charges associated with the termination of WSB’s core data processing contract.  In addition, we recognized a $282 thousand gain on sales of other real estate owned compared to a loss of $201 thousand during the 2013 period as a result of the sale of five properties during the six months ended June 30, 2014, which resulted in a net gain, compared to the sale of eight properties for a net loss during the same six months last year.  Costs associated with other real estate owned include taxes and insurance related to other real estate owned.

Income Taxes.  We had an income tax expense of $1.4 million (27.87% of pre-tax income) for the six months ended June 30, 2014 compared to an income tax expense of $238 thousand (16.83% of pre-tax income) for the same period in 2013.  Taxes were higher during the 2014 period primarily because income increased and the percentage of income related to tax-exempt securities was lower as compared to the same six months last year.

Net income available to common stockholders.  Net income available to common stockholders was $3.6 million or $0.33 per basic and diluted common share for the six month period ending June 30, 2014 compared to net income available to common stockholders of $1.2 million, or $0.16 per basic and $0.15 per diluted common share, for the same period in 2013.  The increase in net income available to common stockholders for the 2014 period was primarily the result of the increases of $2.5 million increase in net interest income and $879 thousand in non-interest income, partially offset by the $1.4 million increase in the provision for loan losses.  Basic and diluted earnings per common share increased as a result of the increase in net income.

Analysis of Financial Condition

Investment Securities.  Our portfolio consists primarily of investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank (FHLB) stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262,000 of SLMA stock, which we sold in the first quarter of 2014 at a net gain of $97 thousand.  During the second quarter of 2014, we also repositioned our investment portfolio and sold investments that had lower yields and extended life durations.  As a result of this repositioning, we sold $11.0 million in our MBS and agency callable portfolio and reinvested $11.0 million in seasoned agency 15 year MBS and recorded a gain of $108 thousand.  We also sold $15.9 million of our municipal bonds and recorded a gain of $18 thousand.  The funds received in the sale of the municipal bonds were used for new loan originations during the second quarter.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives.  We account for these securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  We continually evaluate the investment portfolio to ensure the portfolio is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in the portfolio.

The investment securities at June 30, 2014 amounted to $155.7 million, a decrease of $16.5 million, or 9.6%, from the December 31, 2013 amount of $172.2 million.  As outlined above, at June 30, 2014, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $1.1 million at June 30, 2014 (reflected as unrealized losses of $640 thousand in stockholders’ equity after deferred taxes) as compared to net unrealized loss of $5.7 million ($3.4 million net of taxes) at December 31, 2013.  The increase in fair value is due to the decrease in the market interest rates which improved bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio.  Net of allowance, unearned fees and origination costs, loans held for investment increased $42.3 million or 5.00% to $889.5 million at June 30, 2014 from $847.2 million at December 31, 2013.  Commercial real estate loans increased by $40.3 million, residential real estate loans increased by $5.5 million, commercial and industrial loans decreased by $1.4 million and consumer loans decreased $801 thousand from their respective balances at December 31, 2013.  The loan growth during the period was primarily due to the new commercial real estate originations resulting from our enhanced presence in our market area.  The decreases are the result of loan pay-downs during the quarter.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount and percentages at the dates indicated:

	June 30, 2014			December 31, 2013
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$187,124,133	$29,113,170	$216,237,303	$163,105,356	$30,102,731	$193,208,087
Investment	184,191,948	49,857,024	234,048,972	162,188,671	54,091,676	216,280,347
Hospitality	70,270,167	8,488,192	78,758,359	67,291,387	8,546,239	75,837,626
Land and A&D	39,372,717	6,218,974	45,591,691	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien-Investment	46,755,367	25,922,696	72,678,063	45,294,434	28,364,096	73,658,530
First Lien-Owner Occupied	22,724,438	56,888,860	79,613,298	13,909,939	62,247,502	76,157,441
Residential Land and A&D	21,780,539	12,936,038	34,716,577	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	20,299,270	3,252,204	23,551,474	18,302,560	3,359,063	21,661,623
Commercial and Industrial	89,550,006	9,878,095	99,428,101	89,629,043	11,161,347	100,790,390
Consumer	9,550,881	646,639	10,197,520	10,127,525	870,843	10,998,368
	691,619,466	203,201,892	894,821,358	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(5,959,162)	(365,421)	(6,324,583)	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	1,039,169	(11,158)	1,028,011	1,021,167	(993)	1,020,174
	$686,699,473	$202,825,313	$889,524,786	$626,913,627	$220,334,963	$847,248,590

(1)         As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011 and of WSB Holdings, the parent company of WSB, in May 2013, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T and WSB (acquired).

Bank owned life insurance.  At June 30, 2014, we have invested $31.0 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB.  This represents a $423 thousand increase from December 31, 2013 as a result of interest earned on these policies.

Deposits.  At June 30, 2014, the deposit portfolio had increased to $1.0 billion, a $35.1 million or 3.60% increase over the December 31, 2013 level of $974.4 million.  Deposit growth during the six month period was comprised of $8.9 million, or 3.89%, in non-interest bearing deposits and $26.2 million, or 3.51%, in interest bearing deposits.  Non-interest bearing deposits increased to $237.6 million from $228.7 million and interest bearing deposits increased to $771.8 million from $745.6 million.  During the six month period deposit growth was comprised of $44.3 million in organic growth, which was partially offset by an intentional decline of interest bearing acquired deposits of $9.2 million (which we had previously anticipated) due to the high cost of these deposits.  The growth in our deposit base is due to our enhanced presence in the surrounding areas.  We used some of these funds acquired from increased deposits to reduce our short term borrowings and expect to use the remainder to fund loan originations in the near future.

The following table outlines the increase in interest bearing deposits:

	June 30,	December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$353,571	$366,433	$(12,862)	(3.51)%
Interest bearing checking	327,538	294,050	33,488	11.39
Savings	90,693	85,143	5,550	6.52
Total	$771,802	$745,626	$26,176	3.51%

We acquire brokered certificates of deposit through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At June 30, 2014, we had $30.4 million in CDARS and $104.5 million in money market accounts through Promontory’s reciprocal deposit program compared to $27.4 million and $74.8 million, respectively, at December 31, 2013.  During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings.  Short-term borrowings consist of daily rate credit, short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2013 we had $12.0 million of FHLB borrowings, which was repaid during the first quarter of 2014.  At June 30, 2014, we had no outstanding FHLB borrowings.  At June 30, 2014, we had $6.6 million in unsecured promissory notes and $29.2 million in secured promissory notes.  At December 31, 2013, such promissory notes were $7.8 million and $29.8 million, respectively.

Long-term borrowings consist of a promissory note related to Pointer Ridge for which we have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts by Pointer Ridge.  The outstanding balance on such promissory note was $6.0 million at both June 30, 2014 and December 31, 2013.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On June 30, 2014, we had $29.9 million in cash and due from banks, $30 thousand in interest bearing accounts, and $304 thousand in federal funds sold.  As of December 31, 2013, we had $28.3 million in cash and due from banks, $30 thousand in interest bearing accounts, and $712 thousand in federal funds sold.

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

Old Line Bancshares has available a $5.0 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $24.5 million at June 30, 2014.  Old Line Bank has an additional secured line of credit from the FHLB of $355.7 million at June 30, 2014.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $138.7 million of borrowings.  We may increase availability by providing additional collateral.  Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $31.6 million in repurchase agreements.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect increases of $640 thousand and $1.1 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $6.3 million for the general loan loss reserve during the six months ended June 30, 2014.  The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at June 30, 2014.

			Minimum capital		To be well
	Actual		adequacy		capitalized
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)	$112,149	12.18%	$73,679	8%	$92,099	10%
Tier 1 capital (to risk weighted assets)	$106,047	11.51%	$36,840	4%	$55,259	6%
Tier 1 capital (to average assets)	$106,047	9.15%	$46,367	4%	$57,959	5%

Our management believes that, under current regulations, and eliminating the assets of Old Line Bancshares, Old Line Bank remains well capitalized and will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond our control, such as a shift in interest rates or an economic downturn in areas where we extend credit, could adversely affect future earnings and, consequently, our ability to meet minimum capital requirements in the future.

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

We have identified additional potential problem loans classified as trouble debt restructurings (TDRs) totaling $598 thousand at June 30, 2014 that are complying with their repayment terms.  This balance consists of three residential loans and one commercial acquired loan.  With respect to each of such loans management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value.  These weaknesses have caused management to heighten the attention given to these loans.

Acquired Loans.  Loans acquired in acquisition mergers are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses.  Generally accepted accounting principles require that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our expectations or payment in full of amounts due. Purchased, credit-impaired loans that perform consistent with the accretable yield expectations are not reported as non-accrual or non-performing.

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At June 30, 2014 and December 31, 2013, there was an allowance for loan losses on acquired loans of $425 thousand and $532 thousand, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

Nonperforming Assets.  As of June 30, 2014, our nonperforming assets totaled $14.3 million and consisted of $7.8 million of nonaccrual loans, $1.9 million of loans 90 days or more past due and still accruing and other real estate owned of $4.6 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	June 30, 2014			December 31, 2013
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	—	$—	$309,767	309,767
Residential Real Estate:
First-Owner Occupied	—	1,198,405	1,198,405	—	429,144	429,144
Land and A&D	—	73,087	73,087	—	915,649	915,649
Commercial	491,569	—	491,569	—	—	—
Consumer	182,748	—	182,748	—	—	—
Total accruing loans 90 or more days past due	674,317	1,271,492	1,945,809	—	1,654,560	1,654,560
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$1,849,685	$—	$1,849,685	$1,849,685	$—	$1,849,685
Investment	—	—	—	—	376,050	376,050
Hospitality	4,473,345	—	4,473,345	4,473,345	—	4,473,345
Land and A&D	—	128,376	128,376	—	—	—
Residential Real Estate:
First-Investment	118,674	—	118,674	123,183	—	123,183
First-Owner Occupied	—	64,292	64,292	925,814	156,143	1,081,957
Land and A&D	—	—	—	—	130,532	130,532
Commercial	734,767	400,375	1,135,142	769,597	—	769,597
Consumer	—	—	—	14,426	—	14,426
Total Non-accruing past due loans:	7,176,471	593,043	7,769,514	8,156,050	662,725	8,818,775

Other real estate owned (“OREO”)	801,690	3,825,775	4,627,465	475,291	3,836,051	4,311,342

Total non performing assets	$8,652,478	$5,690,310	$14,342,788	$8,631,341	$6,153,336	$14,784,677

Accruing Troubled Debt Restructurings
Residential Real Estate:
First-Owner Occupied	$—	$512,490	$512,490	$—	$579,583	$579,583
Commercial	—	85,315	85,315	—	87,387	87,387
Total Accruing Troubled Debt Restructurings	$—	$597,805	$597,805	$—	$666,970	$666,970

The table below reflects our ratios of our non-performing assets at June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.96%	1.01%
Total nonperforming assets as a percentage of total assets	0.73%	0.74%
Total nonperforming assets as a percentage of total loans held for investment	0.97%	1.01%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	1.59%	1.73%
Total nonperforming assets as a percentage of total assets	1.20%	1.27%
Total nonperforming assets as a percentage of total loans held for investment	1.60%	1.73%

The table below presents a breakdown of the recorded book balance of non-accruing loans at June 30, 2014 and December 31, 2013.

	June 30, 2014				December 31, 2013
	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued	# of Contracts	Unpaid Principal Balance	Recorded Investment	Interest Not Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$1,849,685	$1,849,685	$152,223	1	$1,849,685	$1,849,685	$82,474
Hospitality	1	4,473,345	4,473,345	136,227	1	4,473,345	4,473,345	57,958
Residential Real Estate
First-Investment	1	118,674	118,674	13,390	1	123,183	123,183	10,362
First-Owner Occupied	—	—	—	—	2	925,814	925,814	51,453
Commercial	1	734,767	734,767	108,223	1	769,597	769,597	89,257
Consumer	—	—	—	—	2	14,426	14,426	147
Total non-accrual loans	4	7,176,471	7,176,471	410,063	8	8,156,050	8,156,050	291,651

Acquired (1)
Commercial Real Estate:
Investment	2	370,721	400,375	22,788	2	372,047	376,050	10,853
Land and A & D	5	1,535,384	128,376	280,286	—	—	—	—
Residential Real Estate
First-Investment	1	287,294	—	123,117	—	—	—	—
First-Owner Occupied	2	130,205	64,263	82,942	2	154,884	156,143	4,697
Land and A & D	—	—	—	—	3	131,031	130,532	2,638
Total non-accrual loans	10	$2,323,604	$593,014	$509,133	7	$657,962	$662,725	$18,188
Total all non-accrual loans	14	$9,500,075	$7,769,485	$919,196	15	$8,814,012	$8,818,775	$309,839

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

Non-performing legacy loans decreased $980 thousand from December 31, 2013 primarily due to two residential real estate relationships that were removed from nonaccrual status.  One residential loan totaling $499 thousand was transferred to OREO and the related charge-off of $165 thousand was recorded against the allowance for loan losses.  The balance in OREO for this property is $334 thousand.  The other residential real estate loan was paid off during the first quarter.

Non-performing acquired loans decreased $65 thousand from December 31, 2013 primarily due to reduction of two commercial real estate loans and one residential real estate loan, offsetting the increase in one commercial land and acquisition and development loan and two commercial loans.

At June 30, 2014, legacy OREO increased by $327 thousand from December 31, 2013 as a result of the foreclosure discussed above.   We are currently receiving rental income on the OREO property stated above which has reduced the OREO balance to $327 thousand.  At June 30, 2014, legacy OREO consisted of two properties, an increase from December 31, 2013 when we had one property.

At June 30, 2014, acquired OREO decreased by $10 thousand from December 31, 2013. The decrease in OREO was driven by the sale of five properties for $1.8 million, offset by $1.4 million transferred in to OREO.  We recorded net gains of $282 thousand during the six month period ended June 30, 2014 compared to a net loss of $200 thousand for the six month period ended June 30, 2013.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

Six months ending June 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	176,613	1,289,161	257,077	70,328	1,793,179
Provision (credit) for loan losses for loans acquired with deteriorated credit quality	—	2,616	18,254	—	20,870
Recoveries	4,711	60	36,270	8,478	49,519
	676,375	4,861,232	1,152,835	102,339	6,792,781
Loans charged off	(2,000)	—	(431,647)	(34,551)	(468,198)
Ending Balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583

Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$184,444	$2,658,345	$—	$45,687	$2,888,476
Other loans not individually evaluated	489,931	1,921,236	637,418	22,101	3,070,686
Acquired Loans:
Individually evaluated for impairment	—	281,651	83,770	—	365,421
Ending balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583

December 31, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Other Consumer	Total
Beginning balance					3,965,347
General provision for loan losses					1,289,153
Provision balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640
	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)
Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661
Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

The ratios of the allowance for loan losses are as follows:

	June 30, 2014	December 31, 2013

Total gross loans held for investment	0.71%	0.58%
Non-accrual loans	81.40%	60.71%
Net charge-offs to average loans	0.04%	0.07%

During the six months ended June 30, 2014, we charged $469 thousand to the allowance for loan losses for two legacy loans, nine acquired loans from MB&T and one acquired loan from WSB.  The legacy loans consisted of one residential real estate mortgage loan and one consumer loan.  The acquired loans consisted of two residential mortgage real estate loans and seven consumer loans. The majority of the recoveries recorded to the allowance for loan losses were from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

The allowance for loan losses represented 0.71% and 0.58% of gross loans held for investment at June 30, 2014 and December 31, 2013, respectively and 0.92% and 0.52% of legacy loans at June 30, 2014 and December 31, 2013 respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2014 and December 31, 2013, are as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$67,176	$62,249
Real estate-undisbursed development and construction	73,736	69,074
Consumer	17,189	15,873
	$158,101	$147,196
Standby letters of credit	$16,056	$17,306

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

Commitments for real estate development and construction, which totaled $73.7 million, or 49.17% of the $158.1 million of outstanding commitments at June 30, 2014, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended June 30, 2014

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$10,611,481	4.11%	4.00%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	258,980	0.10	0.10
Loans	176,608	0.07	0.07
Total tax equivalent adjustment	435,588	0.17	0.17
Tax equivalent interest yield	$11,047,069	4.28%	4.17%

Three months ended June 30, 2013

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$9,203,177	4.08%	3.99%
Tax equivalent adjustment
Federal funds sold	1	—	0.01
Investment securities	284,510	0.13	0.13
Loans	168,773	0.07	0.07
Total tax equivalent adjustment	453,284	0.20	0.21
Tax equivalent interest yield	$9,656,461	4.28%	4.20%

Six months ended June 30, 2014

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$20,970,772	4.11%	4.02%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	540,357	0.10	0.10
Loans	345,109	0.07	0.07
Total tax equivalent adjustment	885,466	0.17	0.16
Tax equivalent interest yield	$21,856,238	4.28%	4.18%

Six months ended June 30, 2013

	Net Interest Income	Yield	Net Interest Spread
GAAP net interest income	$17,050,627	4.37%	4.18%
Tax equivalent adjustment
Federal funds sold	3	—	—
Investment securities	572,121	0.10	0.09
Loans	332,921	0.04	0.04
Total tax equivalent adjustment	905,045	0.14	0.13
Tax equivalent interest yield	$17,955,672	4.51%	4.31%

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments.  Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position.  For information regarding our Quantitative and Qualitative Disclosure about Market Risk, see “Interest Rate Sensitivity Analysis and Interest Rate Risk Management” in Part I, Item 2 of this Form 10-Q.  We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2014 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.         Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2014.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

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

Old Line Bancshares, Inc.

Date: August 8, 2014	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)