Form 10-Q
period 2014-09-30
OLD LINE BANCSHARES INC
filed 2014-11-07
CIK 1253317

26h

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes☒No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒No☐

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

Yes☐No☒

As of November 1, 2014, the registrant had 10,791,370 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$42,266,194	$28,316,351
Interest bearing accounts	30,396	30,375
Federal funds sold	533,612	711,574
Total cash and cash equivalents	42,830,202	29,058,300
Investment securities available for sale-at fair value	163,535,833	172,169,776
Loans held for sale, fair value of $5,958,490 and $2,074,924	5,735,282	2,014,711
Loans held for investment (net of allowance for loan losses of $3,872,197 and $4,929,213, respectively)	883,905,233	847,248,590
Equity securities at cost	4,304,197	5,669,807
Premises and equipment	34,366,258	35,215,868
Accrued interest receivable	3,002,457	3,432,924
Deferred income taxes	19,843,857	21,868,076
Bank owned life insurance	31,214,396	30,577,187
Other real estate owned	2,699,846	4,311,342
Goodwill	7,793,665	7,793,665
Core deposit intangible	4,633,766	5,287,501
Other assets	4,128,206	2,575,377
Total assets	$1,207,993,198	$1,167,223,124
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$247,291,192	$228,733,624
Interest bearing	772,344,384	745,625,862
Total deposits	1,019,635,576	974,359,486
Short term borrowings	35,558,734	49,530,125
Long term borrowings	6,017,844	6,093,074
Accrued interest payable	241,740	264,807
Income taxes payable	3,406,234	2,556,609
Accrued pension	5,069,745	4,921,241
Other liabilities	4,557,087	2,948,464
Total liabilities	1,074,486,960	1,040,673,806
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,786,370 and 10,777,113 shares issued and outstanding in 2014 and 2013, respectively	107,864	107,772
Additional paid-in capital	104,900,904	104,622,171
Retained earnings	28,826,765	24,879,275
Accumulated other comprehensive income (loss)	(589,650)	(3,359,823)
Total Old Line Bancshares, Inc. stockholders’ equity	133,245,883	126,249,395
Non-controlling interest	260,355	299,923
Total stockholders’ equity	133,506,238	126,549,318
Total liabilities and stockholders’ equity	$1,207,993,198	$1,167,223,124

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$10,232,684	$11,527,459	$31,166,655	$28,687,187
U.S. treasury securities	2,650	431	19,028	2,612
U.S. government agency securities	137,846	161,317	433,945	379,672
Mortgage backed securities	347,831	358,115	1,086,183	1,075,989
Municipal securities	327,754	442,722	1,158,933	1,360,230
Federal funds sold	1,611	650	3,652	3,023
Other	67,632	67,780	238,520	174,441
Total interest income	11,118,008	12,558,474	34,106,916	31,683,154
Interest expense
Deposits	850,964	970,911	2,601,906	2,793,005
Borrowed funds	111,693	111,727	378,887	363,687
Total interest expense	962,657	1,082,638	2,980,793	3,156,692
Net interest income	10,155,351	11,475,836	31,126,123	28,526,462
Provision for loan losses	555,134	590,000	2,369,183	990,000
Net interest income after provision for loan losses	9,600,217	10,885,836	28,756,940	27,536,462
Non-interest income
Service charges on deposit accounts	483,865	466,572	1,428,943	1,134,986
Gain on sales or calls of investment securities	—	—	129,911	641,088
Earnings on bank owned life insurance	248,259	253,894	738,237	587,763
Gain on the sale of equity securities	—	—	96,993	—
Gain (loss) on disposal of assets	—	—	17,919	(104,639)
Rental Income	198,844	192,851	594,788	284,610
Gain on sale of loans	224,930	236,167	527,478	477,587
Other fees and commissions	149,246	268,872	1,030,526	785,557
Total non-interest income	1,305,144	1,418,356	4,564,795	3,806,952
Non-interest expense
Salaries and benefits	4,602,520	4,684,407	13,527,562	12,139,833
Occupancy and equipment	1,367,808	1,377,927	4,390,541	3,573,342
Data processing	368,717	459,973	987,919	1,028,907
FDIC insurance and State of Maryland assessments	229,785	217,491	681,881	559,730
Merger and integration	—	143,082	29,167	3,169,917
Core deposit premium amortization	212,970	231,118	653,734	607,575
(Gain) loss on sales of other real estate owned	(260,533)	11,072	(542,728)	212,296
OREO expense	159,238	159,234	354,963	628,307
Network services	189,329	185,661	563,831	394,553
Telephone	172,963	171,797	507,563	403,250
Other operating	1,486,078	1,488,646	4,842,282	4,036,044
Total non-interest expense	8,528,875	9,130,408	25,996,715	26,753,754

Income before income taxes	2,376,486	3,173,784	7,325,020	4,589,660
Income tax expense	636,239	970,510	2,014,950	1,208,816
Net income	1,740,247	2,203,274	5,310,070	3,380,844
Less: Net loss attributable to the non-controlling interest	(4,299)	(5,142)	(39,568)	(29,732)
Net income available to common stockholders	$1,744,546	$2,208,416	$5,349,638	$3,410,576

Basic earnings per common share	$0.16	$0.22	$0.50	$0.40
Diluted earnings per common share	$0.16	$0.22	$0.49	$0.40
Dividend per common share	$0.05	$0.04	$0.13	$0.04

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unauditied)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Three Months Ended September 30,	2014	2013	2014	2013
Net income	$1,740,247	$2,203,274	$5,310,070	$3,380,844

Other comprehensive income (loss):
Unrealized gain (loss) on securities available for sale, net of taxes of $32,473, $858,302, $1,855,710 and ($3,068,221), respectively	49,852	1,317,644	2,848,841	(4,710,257)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $0 and $0, $51,243 and $252,877 respectively	—	—	(78,668)	(388,211)
Other comprehensive income (loss)	49,852	1,317,644	2,770,173	(5,098,468)
Comprehensive income	1,790,099	3,520,918	8,080,243	(1,717,624)
Comprehensive (loss) attributable to the non-controlling interest	(4,299)	(5,142)	(39,568)	(29,732)
Total comprehensive income (loss)	$1,794,398	$3,526,060	$8,119,811	$(1,687,892)

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Interest	Equity

Balance December 31, 2013	10,777,113	$107,772	$104,622,171	$24,879,275	$(3,359,823)	$299,923	$126,549,318
Net income attributable to Old Line Bancshares, Inc.	—	—	—	5,349,638	—	—	5,349,638
Unrealized loss on securities available for sale, net of income tax benefit of $1,804,467	—	—	—	—	2,770,173	—	2,770,173
Net loss attributable to non-controlling interest	—	—	—	—	—	(39,568)	(39,568)
Stock based compensation awards	—	—	269,362	—	—	—	269,362
Stock option exercised	1,000	10	9,453				9,463
Restricted stock issued	8,257	82	(82)	—	—	—	—
Common stock cash dividend $0.13 per share	—	—	—	(1,402,148)	—	—	(1,402,148)
Balance September 30, 2014	10,786,370	$107,864	$104,900,904	$28,826,765	$(589,650)	$260,355	$133,506,238

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2014	2013

Cash flows from operating activities
Interest received	$35,244,100	$33,053,311
Fees and commissions received	2,662,670	2,620,340
Interest paid	(3,003,860)	(3,464,679)
Cash paid to suppliers and employees	(23,228,950)	(22,325,531)
Loans originated for sale	(36,250,981)	(22,192,101)
Proceeds from sale of loans originated for sale	32,530,411	24,272,848
Income taxes paid	(1,005,555)	(539,614)
	6,947,835	11,424,574
Cash flows from investing activities
Cash and cash equivalents of acquired bank	—	38,846,599
Purchase of investment securities available for sale	(27,229,351)	(27,016,237)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	12,789,072	27,604,092
Available for sale sold	27,205,548	59,791,859
Loans made, net of principal collected	(39,933,335)	(74,260,660)
Proceeds from sale of other real estate owned	3,575,589	2,905,643
Redemption of equity securities	1,273,527	(2,109,051)
Purchase of premises and equipment	(693,770)	(1,378,263)
	(23,012,720)	24,383,982
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(10,934,711)	(24,202,612)
Other deposits	56,210,803	57,922,907
Short term borrowings	(13,971,391)	(41,951,953)
Long term borrowings	(75,230)	(73,606)
Acquisition cash consideration	—	(16,966,208)
Stock proceeds from private placement	—	12,177,568
Stock options exercised	9,463	647,439
Cash dividends paid-common stock	(1,402,148)	(1,059,878)
	29,836,786	(13,506,343)

Net increase (decrease) in cash and cash equivalents	13,771,902	22,302,213

Cash and cash equivalents at beginning of period	29,058,300	28,690,761
Cash and cash equivalents at end of period	$42,830,202	$50,992,974

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2014	2013

Reconciliation of net income to net cash provided by operating activities
Net income	$5,310,070	$3,380,844

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	1,658,292	1,265,324
Provision for loan losses	2,369,183	990,000
Change in deferred loan fees net of costs	(18,572)	118,905
(Gain)/loss on sales or calls of securities	(129,911)	(641,088)
Amortization of premiums and discounts	725,289	981,667
Change in loans held for sale	(3,720,571)	2,080,747
(Gain)/loss on sale of loans	(527,478)	(477,587)
(Gain)/loss on sales of other real estate owned	(542,728)	212,296
Gain on the sale of equity securities	(96,993)	—
Write down of other real estate owned	—	84,040
(Gain)/loss on sale of fixed assets	(17,919)	104,639
Amortization of intangible	653,734	607,576
Deferred income taxes	159,770	533,499
Stock based compensation awards	269,362	184,034
Increase (decrease) in
Accrued interest payable	(23,067)	(307,987)
Income tax payable	849,625	135,703
Accrued pension	148,504	229,156
Other liabilities	1,608,623	(1,562,724)
Decrease (increase) in
Accrued interest receivable	430,467	269,585
Bank owned life insurance	(637,209)	(501,233)
Other assets	(1,520,636)	3,737,178
	$6,947,835	$11,424,574

Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	—	307,841,956
Other intangible assets acquired	—	9,594,598
Fair value of liabilities assumed	—	(279,789,492)
Net identifiable assets acquired over liabilities assumed	$—	37,647,062

Supplemental Disclosure:
Loans transferred to other real estate owned	$1,421,365	$233,580

The accompanying notes are an integral part of these consolidated financial statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The foregoing consolidated financial statements for the periods ended September 30, 2014 and 2013 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP); however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2013 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2013.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Recent Accounting Pronouncements-In August 2014, the Financial Accounting Board “”FASB”) issued Accounting Standard Update (“ASU”) No. 2014-14- Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA).  The ASU outlines certain criteria that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expect to be recovered from the guarantor.  This ASU will be effective for annual reporting period beginning after December 15, 2014, including interim periods within that reporting period.  Early adoption is permitted, provided the entity has adopted ASU 2014-04.  The ASU should be adopted either prospectively or on a modified retrospective basis.  The adoption of ASU No. 2014-14 is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statement – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to reduce diversity in the timing and content of going concern disclosures.  The ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole. That raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued (or, if applicable, available to be issued).  The amendments in this ASU are effective for the annual period ending December 15, 2016, and for annual and interim periods thereafter.  Early application is permitted.  The adoption of ASU No. 2014-15 is not expected to have a material impact on our consolidated financial statements.

2.POINTER RIDGE OFFICE INVESTMENT, LLC

Old Line Bank has a 62.5% ownership of Pointer Ridge Office Investment, LLC and we have consolidated its results of operations from the date of acquisition.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge Office Investment, LLC.

	September 30,	December 31,
Balance Sheets	2014	2013

Current assets	$239,037	$286,206
Non-current assets	6,482,162	6,622,560
Liabilities	6,026,919	6,108,972
Equity	694,280	799,794

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Statements of Income
Revenue	$239,344	$230,223	$706,791	$676,613
Expenses	250,808	243,936	817,989	755,899
Net loss	$(11,464)	$(13,713)	$(111,198)	$(79,286)

3.ACQUISITION OF WSB HOLDINGS, INC.

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

				As Recorded by
	As Recorded by	Fair Value		Old Line
	WSB Holdings, Inc.	Adjustments		Bancshares, Inc.
Assets
Cash and due from banks	$5,576,699	$—		$5,576,699
Federal funds sold	33,269,900	(16,966,208)		16,303,692
Total cash and cash equivalents	38,846,599	(16,966,208)		21,880,391

Investment securities available for sale	79,476,355	(101,654)	(a)	79,374,701
Loans, net of deferred fees and costs	177,204,282	(14,263,180)	(b)	162,941,102
Allowance for loan losses	(2,767,274)	2,767,274	(b)	—
Premises and equipment	4,705,902	5,673,151	(c)	10,379,053
Accrued interest receivable	886,413	—	(d)	886,413
Deferred income taxes	7,396,519	4,005,790		11,402,309
Bank owned life insurance	12,986,817	—		12,986,817
Other real estate owned	5,225,958	(993,476)	(e)	4,232,482
Core deposit intangible	—	2,434,723	(f)	2,434,723
Other assets	4,326,538	(567,850)	(g)	3,758,688
Total assets	$328,288,109	$(18,011,430)		$310,276,679

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$10,863,874	$—		$10,863,874
Interest bearing	204,375,389	955,452	(h)	205,330,841
Total deposits	215,239,263	955,452		216,194,715
Long term borrowings	56,000,000	4,250,568	(i)	60,250,568
Accrued interest payable	246,416	—		246,416
Other liabilities	2,979,727	118,066		3,097,793
Total liabilities	$274,465,406	$5,324,086		$279,789,492

Net identifiable assets acquired over (under) liabilities assumed	53,822,703	(23,335,516)		30,487,187
Goodwill	—	7,159,875	(j)	7,159,875
Net assets acquired over liabilities assumed	53,822,703	(16,175,641)		37,647,062

Explanation of fair value adjustments

(a)	Adjustment reflects marking the available for sale portfolio to fair value as of the acquisition date.
(b)	Adjustment reflects the fair value adjustments based on Old Line Bancshares’ evaluation of the acquired loan portfolio and excludes the allowance for losses recorded by WSB Holdings.
(c)	Adjustment reflects the fair value adjustments based on Old Line Bancshares’ evaluation of the acquired premises and equipment.
(d)	Adjustment to record deferred tax asset related to fair value adjustments at 39.45% income tax rate.
(e)	Adjustment reflects the fair value adjustments to other real estate owned based on Old Line Bancshares’ evaluation of the acquired other real estate owned portfolio.
(f)	Adjustment reflects the recording of the core deposits intangible on the acquired deposit accounts.
(g)	Adjustment reflects the impairment of certain WSB Holdings’ prepaid and deferred accounts.
(h)	Adjustment arises since the rates on interest-bearing deposits are higher than rates available on similar deposits as of the acquisition date.
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

During the third quarter of 2013, within the measurement period, goodwill was increased $946,241 associated with the acquisition of WSB Holdings.  As outlined in our financial statements, this amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date.  This increased represents $102,484 fair value adjustment on one of our lot loans, $2,949 in our deferred tax assets and $8,310 credit on one commercial land loan and $849,118 on fair value of our investments classified as available for sale that we identified during the period.  There was no goodwill adjustment for the period ended September 30, 2014.

4.INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2014
Available for sale
U.S. treasury	$3,000,866	$2,734	$—	$3,003,600
U.S. government agency	37,939,919	5,550	(1,127,956)	36,817,513
Municipal securities	43,219,947	1,057,377	(89,326)	44,187,998
Mortgage backed securities:
FHLMC certificates	21,714,455	62,672	(50,532)	21,726,595
FNMA certificates	17,288,851	26,459	(268,405)	17,046,905
GNMA certificates	34,914,629	139,848	(515,225)	34,539,252
SBA loan pools	6,430,909	—	(216,939)	6,213,970
	$164,509,576	$1,294,640	$(2,268,383)	$163,535,833

December 31, 2013
Available for sale
U.S. treasury	$1,249,831	$156	$—	$1,249,987
U.S. government agency	42,942,107	—	(2,206,975)	40,735,132
Municipal securities	61,190,506	601,327	(2,525,198)	59,266,635
Mortgage backed securities
FHLMC certificates	5,214,835	75,950	(84,819)	5,205,966
FNMA certificates	19,055,521	161,209	(513,728)	18,703,002
GNMA certificates	40,878,372	127,750	(1,084,896)	39,921,226
SBA loan pools	7,339,052	—	(251,224)	7,087,828
	$177,870,224	$966,392	$(6,666,840)	$172,169,776

As of September 30, 2014 and December 31, 2013, securities with unrealized losses segregated by length of impairment were as follows:

	September 30, 2014
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agency	1,495,650	3,468	32,316,313	1,124,488	33,811,963	1,127,956
Municipal securities	256,275	855	6,287,432	88,471	6,543,707	89,326
Mortgage backed securities	23,071,677	101,971	39,068,795	732,191	62,140,472	834,162
SBA loan pools	—	—	6,213,970	216,939	6,213,970	216,939
Total unrealized losses	$24,823,602	$106,294	$83,886,510	$2,162,089	$108,710,112	$2,268,383

	December 31, 2013
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agency	39,324,082	2,107,099	1,411,050	99,876	40,735,132	2,206,975
Municipal securities	30,367,222	1,654,439	9,190,578	870,759	39,557,800	2,525,198
Mortgage backed securities	41,518,287	1,456,886	4,823,932	226,557	46,342,219	1,683,443
SBA loan pools	7,087,828	251,224	—	—	7,087,828	251,224
Total unrealized losses	$118,297,419	$5,469,648	$15,425,560	$1,197,192	$133,722,979	$6,666,840

At September 30, 2014 and December 31, 2013, we had 64 and 26 investment securities, respectively, in an unrealized loss position greater than the 12 month time frame and 110 and 120 securities, respectively, in an unrealized loss position less than the 12 month time frame.  We consider all unrealized losses on securities as of September 30, 2014 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of September 30, 2014, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

There were no sales of investment securities for the three months ending September 30, 2014 and 2013.  We have recorded from the sale of investment securities a net gain of $130 thousand, representing gross realized gains of $239 thousand and gross realized losses $109 thousand, for the nine month period ending September 30, 2014 compared to $641 thousand gross gains and no gross losses for the nine month period ending September 30, 2013.  During the nine month period ended September 30, 2014, we received $40.0 million in proceeds from sales, maturities or calls and principal pay-downs on investment seucirities compared to $87.4 million for the same nine month period last year.

Contractual maturities and pledged securities at September 30, 2014 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities (MBS) based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
September 30, 2014	cost	value

Maturing
Within one year	$4,493,725	$4,602,431
Over one to five years	84,899,397	84,947,366
Over five to ten years	65,885,631	64,924,213
Over ten years	9,230,823	9,061,823
	$164,509,576	$163,535,833
Pledged securities	$52,240,698	$51,625,331

5.LOANS

Major classifications of loans held for investment are as follows:

	September 30, 2014			December 31, 2013
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$189,942,276	$28,382,416	$218,324,692	$163,105,356	$30,102,731	$193,208,087
Investment	173,013,062	42,416,382	215,429,444	162,188,671	54,091,676	216,280,347
Hospitality	70,105,748	8,404,606	78,510,354	67,291,387	8,546,239	75,837,626
Land and A&D	41,244,232	5,008,248	46,252,480	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien-Investment	46,892,894	25,775,725	72,668,619	45,294,434	28,364,096	73,658,530
First Lien-Owner Occupied	28,309,696	53,883,055	82,192,751	13,909,939	62,247,502	76,157,441
Residential Land and A&D	22,697,617	10,383,988	33,081,605	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	19,845,154	3,218,017	23,063,171	18,302,560	3,359,063	21,661,623
Commercial and Industrial	98,142,150	9,050,027	107,192,177	89,629,043	11,161,347	100,790,390
Consumer	9,640,205	383,186	10,023,391	10,127,525	870,843	10,998,368
	699,833,034	186,905,650	886,738,684	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(3,872,197)	—	(3,872,197)	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	1,048,200	(9,454)	1,038,746	1,021,167	(993)	1,020,174
	$697,009,037	$186,896,196	$883,905,233	$626,913,627	$220,334,963	$847,248,590

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties.  Commercial real estate loans totaled $558.5 million and $534.3 million at September 30, 2014 and December 31, 2013, respectively.  This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings.  Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows.  Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans.  Payments on such loans are often dependent of successful operation or management of the properties.  We will generally finance owner occupied commercial real estate at a maximum loan to value of 85% and investor real estate at a maximum loan to value of 75%.

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

At September 30, 2014, we had approximately $78.5 million of commercial real estate loans outstanding to the hospitality industry.  An internal review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

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

We also offer fixed rate home improvement loans.  Our home equity and home improvement loan portfolio gives us a diverse client base.  Although most ofthese loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk.  Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence.  Construction lending also entails significant risk.  These risks involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction.  An appraisal of the property estimates the value of the project prior to completion of construction.  Thus, it is more difficult to accurately evaluate the total loan funds required to complete a project and related loan to value ratios.  To mitigate the risks, we generally limit loan amounts to 80% of appraised values and obtain first lien positions on the property.  In addition, we generally only offer real estate construction financing to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take-out.”  We also perform a complete analysis of the borrower and the project under construction.  This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take-out”, the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral.  During construction, we advance funds on these loans on a percentage of completion basis.  We inspect each project as needed prior to advancing funds during the term of the construction loan.

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

The table below presents an aging analysis of the loan held for investment portfolio at September 30, 2014 and December 31, 2013.

Age Analysis of Past Due Loans

	September 30, 2014			December 31, 2013
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$692,854,204	$183,102,725	$875,956,929	$620,559,847	$214,086,692	$834,646,539
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	—	—	—	828,388	54,035	882,423
Investment	—	—	—	—	534,694	534,694
Residential Real Estate:
First-Investment	213,637	311,368	525,005	521,405	845,018	1,366,423
First-Owner Occupied	—	658,336	658,336	—	2,584,408	2,584,408
Land and A&D	3,066,560	486,606	3,553,166	—	35,162	35,162
HELOC and Jr. Liens	—	113,218	113,218	—	—	—
Commercial	112,163	—	112,163	224,322	396,215	620,537
Consumer	18,534	—	18,534	—	14,108	14,108
Total 30-89 days past due	3,410,894	1,569,528	4,980,422	1,574,115	4,463,640	6,037,755
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	309,767	309,767
Residential Real Estate:
First-Investment	300,631	—	300,631	—	—	—
First-Owner Occupied	—	942,179	942,179	—	429,144	429,144
Land and A&D	—	—	—	—	915,649	915,649
Commercial	—	—	—	—	—	—
Consumer	4,347	—	4,347	—	—	—
Total 90 or more days past due	304,978	942,179	1,247,157	—	1,654,560	1,654,560
Total accruing past due loans	3,715,872	2,511,707	6,227,579	1,574,115	6,118,200	7,692,315
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	1,849,685	55,912	1,905,597	1,849,685	—	1,849,685
Investment	—	—	—	—	376,050	376,050
Hospitality	—	—	—	4,473,345	—	4,473,345
Residential Real Estate:
First-Investment	115,067	—	115,067	123,183	—	123,183
First-Owner Occupied	—	566,919	566,919	925,814	156,143	1,081,957
Land and A&D	—	668,387	668,387	—	130,532	130,532
Commercial	1,177,565	—	1,177,565	769,597	—	769,597
Consumer	120,641	—	120,641	14,426	—	14,426
Total Recorded Investment
Non-accruing past due loans:	3,262,958	1,291,218	4,554,176	8,156,050	662,725	8,818,775
Total Loans	$699,833,034	$186,905,650	$886,738,684	$630,290,012	$220,867,617	$851,157,629

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

The tables below present our impaired loans at and for the periods ended September 30, 2014 and December 31, 2013.

Impaired Loans

Nine months ended September 30, 2014

				Three months September 30, 2014		Nine months September 30, 2014
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$2,113,812	$2,113,812	$—	$2,113,812	$2,251	$2,118,538	$14,943
Investment	1,327,469	1,327,469	—	1,327,445	14,719	1,344,505	44,079
Residential Real Estate:
First-Investment	115,067	115,067	—	114,924	—	119,089	—
Commercial	990,649	990,649	—	990,649	—	1,021,448	4,777
With an allowance recorded:
Commercial	380,195	380,195	159,515	380,192	3,199	425,109	10,118
Consumer	120,641	120,641	30,160	120,641	—	120,816	—
Total legacy impaired	5,047,833	5,047,833	189,675	5,047,663	20,169	5,149,505	73,917

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	55,912	55,912	—	48,359	—	48,412	1,720
Residential Real Estate:
First-Owner Investment	275,742	—	—	275,742	—	293,659	—
First-Owner Occupied	1,105,809	1,075,384	—	1,123,353	4,436	1,209,251	14,330
Land and A&D	1,399,426	668,387	—	1,409,842	—	1,658,983	9,539
Commercial	84,145	84,145	—	84,748	1,393	86,134	3,280

Total acquired impaired	2,921,034	1,883,828	—	2,942,044	5,829	3,296,439	28,869
Total impaired	$7,968,867	$6,931,661	$189,675	$7,989,707	$25,998	$8,445,944	$102,786

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

Impaired Loans

Twelve months ended December 31, 2013

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,849,685	$1,849,685	$—	$1,855,418	$70,711
Residential Real Estate:
First-Investment	123,183	123,183	—	129,105	—
Commercial	2,136,376	2,136,376	—	2,235,110	90,917

With an allowance recorded:
Commercial Real Estate:
Owner Occupied	274,516	274,516	137,258	282,630	18,177
Investment	1,363,821	1,363,821	136,382	1,385,973	63,855
Hospitality	4,473,345	4,473,345	1,250,000	4,491,435	105,772
Residential Real Estate:
First-Owner Occupied	925,814	925,814	167,450	931,492	16,664
Commercial	459,439	459,439	191,753	510,230	31,018
Consumer	7,390	7,390	7,390	7,426	32
Total legacy impaired	11,613,569	11,613,569	1,890,233	11,828,819	397,146

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	605,314	579,583	—	590,677	24,821
Residential Real Estate:
Land and A&D	1,628,156	241,624	—	241,624	—
Commercial	87,387	87,387	—	88,508	4,533

With an allowance recorded:
Commercial Real Estate:
Investment	372,047	376,050	279,037	376,047	17,509
Residential Real Estate:
First-Owner Occupied	411,891	412,742	187,109	414,020	11,460
Land and A&D	131,031	130,532	65,515	130,332	8,709
Total acquired impaired	3,235,826	1,827,918	531,661	1,841,208	67,032
Total impaired	$14,849,395	$13,441,487	$2,421,894	$13,670,027	$464,178

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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  Restructured loans at September 30, 2014 consisted of four loans for $592,610 compared to five loans at December 31, 2013 for $666,970.  We had no loans that were modified as a TDR during the nine month periods ending September 30, 2014 or 2013.  We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the nine month period ending September 30, 2014.

Acquired impaired loans

The following table documents changes in the accretable discount on acquired impaired loans during the nine months ended September 30, 2014 and 2013, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	Nine Months Ended September 30,
	2014	2013
Balance at beginning of period	$40,771	$2,746,647
Accretion of fair value discounts	(845,170)	(1,664,534)
Reclassification from non-accretable	771,547	(1,032,238)
Balance at end of period	$(32,852)	$49,875

	Contractually
	Required Payments
	Receivable	Carrying Amount
At September 30, 2014	$10,696,265	$7,959,640
At December 31, 2013	12,482,792	8,742,777
At September 30, 2013	15,613,858	9,387,848
At December 31, 2012	24,930,742	13,363,882

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

The following tables outline the class of loans by risk rating at September 30, 2014 and December 31, 2013:

September 30, 2014	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$186,081,177	$25,763,716	$211,844,893
Investment	169,940,603	40,810,418	210,751,021
Hospitality	70,105,748	8,404,606	78,510,354
Land and A&D	38,177,673	4,631,795	42,809,468
Residential Real Estate:
First-Investment	45,561,564	24,833,506	70,395,070
First-Owner Occupied	30,071,756	50,686,796	80,758,552
Land and A&D	20,487,567	8,320,110	28,807,677
HELOC and Jr. Liens	19,845,154	3,218,017	23,063,171
Commercial	94,266,929	7,363,400	101,630,329
Consumer	8,119,299	383,186	8,502,485
	682,657,470	174,415,550	857,073,020
Special Mention (6)
Commercial Real Estate:
Owner Occupied	844,595	2,043,700	2,888,295
Investment	1,420,062	851,160	2,271,222
Hospitality	—	—	—
Land and A&D	3,066,560	376,454	3,443,014
Residential Real Estate:
First-Investment	1,216,263	241,633	1,457,896
First-Owner Occupied	83,773	2,019,359	2,103,132
Land and A&D	2,210,049	787,843	2,997,892
HELOC and Jr. Liens	—	—	—
Commercial	2,504,378	719,134	3,223,512
Consumer	—	—	—
	11,345,680	7,039,283	18,384,963
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,016,504	575,000	3,591,504
Investment	1,327,469	754,804	2,082,273
Hospitality	—	—	—
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	115,067	700,586	815,653
First-Owner Occupied	—	1,176,900	1,176,900
Land and A&D	—	1,276,034	1,276,034
HELOC and Jr. Liens	—	—	—
Commercial	1,370,844	967,493	2,338,337
Consumer	—	—	—
	5,829,884	5,450,817	11,280,701
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$699,833,034	$186,905,650	$886,738,684

December 31, 2013	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$159,945,564	$27,089,317	$187,034,881
Investment	159,392,609	51,664,220	211,056,829
Hospitality	62,818,042	8,546,240	71,364,282
Land and A&D	37,383,344	8,148,372	45,531,716
Residential Real Estate:
First-Investment	44,064,312	27,103,460	71,167,772
First-Owner Occupied	12,896,971	60,399,843	73,296,814
Land and A&D	17,778,528	12,678,761	30,457,289
HELOC and Jr. Liens	18,302,559	3,359,063	21,661,622
Commercial	85,415,692	9,529,078	94,944,770
Consumer	10,113,098	870,843	10,983,941
	608,110,719	209,389,197	817,499,916
Special Mention (6)
Commercial Real Estate:
Owner Occupied	1,310,107	2,128,647	3,438,754
Investment	1,432,243	835,918	2,268,161
Hospitality	—	—	—
Land and A&D	3,212,463	250,806	3,463,269
Residential Real Estate:
First-Investment	1,106,938	733,107	1,840,045
First-Owner Occupied	87,154	762,920	850,074
Land and A&D	2,066,763	—	2,066,763
HELOC and Jr. Liens	—	—	—
Commercial	1,841,859	646,700	2,488,559
Consumer	—	—	—
	11,057,527	5,358,098	16,415,625
Substandard (7)
Commercial Real Estate:
Owner Occupied	1,849,685	884,767	2,734,452
Investment	1,363,821	1,591,538	2,955,359
Hospitality	4,473,345	—	4,473,345
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	123,183	527,528	650,711
First-Owner Occupied	925,812	1,084,740	2,010,552
Land and A&D	—	1,046,181	1,046,181
HELOC and Jr. Liens	—	—	—
Commercial	2,371,493	985,568	3,357,061
Consumer	14,427	—	14,427
	11,121,766	6,120,322	17,242,088
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$630,290,012	$220,867,617	$851,157,629

The following table details activity in the allowance for loan losses by portfolio segment for the nine month periods ended September 30, 2014 and 2013.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.  During the fourth quarter of 2013, the loan segments were changed to align with our new allowance methodology which resulted in balance transfers from prior loan categories being assigned to each new loan segment.

		Commercial	Residential
Three Months Ended September 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583
General provision for loan losses	(91,327)	17,763	678,085	(6,648)	597,873
Provision (credit) for loan losses for loans acquired with deteriorated credit quality	—	(42,739)	—	—	(42,739)
Recoveries	1,524	21	7,161	7,115	15,821
	584,572	4,836,277	1,406,434	68,255	6,895,538
Loans charged off	—	(2,680,026)	(322,682)	(20,633)	(3,023,341)
Ending Balance	$584,572	$2,156,251	$1,083,752	$47,622	$3,872,197

		Commercial	Residential
Nine Months Ended September 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	85,285	1,306,924	935,162	63,681	2,391,052
Provision (credit) for loan losses for loans acquired with deteriorated credit quality	—	(40,123)	18,254	—	(21,869)
Recoveries	6,236	81	43,431	15,593	65,341
	586,572	4,836,277	1,838,081	102,807	7,363,737
Loans charged off	(2,000)	(2,680,026)	(754,329)	(55,185)	(3,491,540)
Ending Balance	$584,572	$2,156,251	$1,083,752	$47,622	$3,872,197
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,515	$—	$—	$30,160	$189,675
Other loans not individually evaluated	425,057	2,156,251	1,083,752	17,462	3,682,522
Acquired Loans:
Individually evaluated for impairment	—	—	—	—	—
Ending balance	$584,572	$2,156,251	$1,083,752	$47,622	$3,872,197

				Other
Three Months Ended September 30, 2013	Real Estate	Commercial	Boats	Consumer	Total
Beginning balance	$2,973,156	$884,697	$248,538	$130,889	$4,237,280
General provision for loan losses	764,046	(28,939)	(8,330)	13,223	740,000
Provision for loan losses for loans acquired with deteriorated credit quality	(150,000)	—	—	—	(150,000)
Recoveries	24,124	3,129	—	24,336	51,589
	3,611,326	858,887	240,208	168,448	4,878,869
Loans charged off	(439,073)	—	—	(14,151)	(453,224)
Ending Balance	$3,172,253	$858,887	$240,208	$154,297	$4,425,645

				Other
Nine Months Ended September 30, 2013	Real Estate	Commercial	Boats	Consumer	Total
Beginning balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
General provision for loan losses	996,527	190,352	(8,720)	(13,159)	1,165,000
Provision for loan losses for loans acquired with deteriorated credit quality	(175,000)	—	—	—	(175,000)
Recoveries	65,809	27,218	—	60,778	153,805
	3,713,920	973,524	240,208	181,500	5,109,152
Loans charged off	(541,667)	(114,637)	—	(27,203)	(683,507)
Ending Balance	$3,172,253	$858,887	$240,208	$154,297	$4,425,645
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$25,000	$—	$—	$—	$25,000
Other loans not individually evaluated	2,905,629	858,887	240,208	154,297	4,159,021
Acquired Loans:
Individually evaluated for impairment	241,624	—	—	—	241,624
Ending balance	$3,172,253	$858,887	$240,208	$154,297	$4,425,645

Our recorded investment in loans at September 30, 2014 and 2013 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
September 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$380,195	$—	$—	$120,641	$500,836
Individually evaluated for impairment without specific reserve	990,649	3,441,281	115,067	—	4,273,700
Other loans not individually evaluated	97,044,603	470,864,037	117,630,295	9,519,563	695,058,498
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	—	—	—
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	84,145	55,912	1,743,771	—	1,883,828
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	—	—	—
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	8,965,882	84,155,740	91,517,013	383,187	185,021,822
Ending balance	$107,465,474	$558,516,970	$211,006,146	$10,023,391	$886,738,684

				Other
September 30, 2013	Real Estate	Commercial	Boats	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$499,122	$—	$—	$—	$499,122
Individually evaluated for impairment without specific reserve	3,230,535	1,647,484	—	—	4,878,019
Collectively evaluated for impairment without reserve	455,830,423	103,868,853	6,813,030	3,380,897	569,893,203
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	241,624	—	—	—	241,624
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	9,360,431	57,557	—	—	9,417,988
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	212,369,480	10,976,840	—	1,064,878	224,411,198
Ending balance	$681,531,615	$116,550,734	$6,813,030	$4,445,775	$809,341,154

6.OTHER REAL ESTATE OWNED

At September 30, 2014 and December 31, 2013, the fair value of other real estate owned was $2.7 million and $4.3 million, respectively.  As a result of the acquisitions of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

The following outlines the transactions in other real estate owned during the period.

Nine Months Ended September 30, 2014	Legacy	Acquired	Total
Beginning balance	$475,291	$3,836,051	$4,311,342
Real estate acquired through foreclosure of loans	334,000	1,087,365	1,421,365
Real estate sold	(409,761)	(3,165,828)	(3,575,589)
Net realized gain (loss) on sale of real estate owned	75,761	466,967	542,728
Ending balance	$475,291	$2,224,555	$2,699,846

7.EARNINGS PER COMMON SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average number of shares	10,785,881	10,004,138	10,783,818	8,464,112
Dilutive average number of shares	10,921,555	10,117,380	10,937,720	8,565,602

8.STOCK BASED COMPENSATION

For the three and nine months ended September 30, 2014 and 2013, we recorded stock-based compensation expense of $71,280, $26,120, $269,362 and $184,034, respectively.  At September 30, 2014, there was $318,629 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.25 years. As of September 30, 2014, there were 485,192 shares remaining available for future issuance under the equity incentive plans. The directors and officers did not exercise any options during the nine month period ended September 30, 2014, as compared to 63,148 options exercised during the nine month period ended September 30, 2013.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to December 31, 2013, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2013.  During the nine months ended September 30, 2014 and 2013, we granted 50,759 and 52,712 stock options, respectively.  The weighted average grant date fair value of these 2014 stock options is $4.69 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the nine months ended September 30, 2014 and 2013, we granted 8,257 and 8,382 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $16.76 at September 30, 2014. There were no restricted shares forfeited during the nine month periods ending September 30, 2014 and 2013.

9.FAIR VALUE MEASUREMENT

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement.  The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than Level 1 prices.  Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.  We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For the nine months ended September 30, 2014 and year ended December 31, 2013, there were no transfers between levels.

At September 30, 2014, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, mortgage-backed securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items.  These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source.  We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

We value Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis.  We value SLMA equity securities under Level 1. During the three month period ending March 31, 2014, the SLMA equity security was sold and the realized gain of $96,993 is recorded in gain (loss) on disposal of assets on the consolidated statement of income.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2014 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,004	$3,004	$—	$—	$—
U.S. government agency	36,817	—	36,817	—	—
Municipal securities	44,188	—	44,188	—	—
FHLMC MBS	21,727	—	21,727	—	—
FNMA MBS	17,047	—	17,047	—	—
GNMA MBS	34,539	—	34,539	—	—
SBA loan pools	6,214	—	6,214	—	—
Total recurring assets at fair value	$163,536	$3,004	$160,532	$—	$—

	At December 31, 2013 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$1,250	$1,250	$—	$—	$—
U.S. government agency	40,735	—	40,735	—	—
Municipal securities	59,267	—	59,267	—	—
FHLMC MBS	5,206	—	5,206	—	—
FNMA MBS	18,703	—	18,703	—	—
GNMA MBS	39,921	—	39,921	—	—
SBA loan pools	7,088	—	7,088	—	—
Total investment securities available for sale	172,170	1,250	170,920	—	—
Sallie Mae equity securities	414	414	—	—	—
Total recurring assets at fair value	$172,584	$1,664	$170,920	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2014 and December 31, 2013 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At September 30, 2014 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,858	$—	$—	$4,858
Acquired:	1,884	—	—	1,884
Total Impaired Loans	6,742	—	—	6,742

Other real estate owned:
Legacy:	475	—	—	475
Acquired:	2,225	—	—	2,225
Total other real estate owned:	2,700	—	—	2,700

Total	$9,442	$—	$—	$9,442

	At December 31, 2013 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$9,723	$—	$—	$9,723
Acquired:	1,296	—	—	1,296
Total Impaired Loans	11,019	—	—	11,019

Other real estate owned:
Legacy:	475	—	—	$475
Acquired:	3,836	—	—	3,836
Total other real estate owned:	4,311	—	—	4,311

Total	$15,330	$—	$—	$15,330

As of September 30, 2014 and December 31, 2013, we estimated the fair value of impaired assets using Level 3 inputs to be $9.4 million and $15.3 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 50%.  As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

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

	September 30, 2014 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$42,830	$42,830	$42,830	$—	$—
Loans receivable, net	883,905	902,343	—	—	902,343
Loans held for sale	5,735	5,735	—	5,735	—
Investment securities available for sale	163,536	163,536	3,004	160,532	—
Equity Securities at cost	4,304	4,304	—	4,304	—
Bank Owned Life Insurance	31,214	31,214	—	31,214	—
Accrued interest receivable	3,002	3,002	—	771	2,231

Liabilities:
Deposits:
Non-interest-bearing	247,291	247,291	—	247,291	—
Interest bearing	772,344	777,313	—	777,313	—
Short term borrowings	35,559	35,559	—	35,559	—
Long term borrowings	6,018	6,018	—	6,018	—
Accrued Interest payable	242	242	—	242	—

	December 31, 2013 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$29,058	$29,058	$29,058	$—	$—
Loans receivable, net	847,249	860,458	—	—	860,458
Loans held for sale	2,015	2,015	—	2,015	—
Investment securities available for sale	172,170	172,170	1,250	170,920	—
Equity Securities at cost	5,670	5,670	414	5,256	—
Bank Owned Life Insurance	30,577	30,577	—	30,577	—
Accrued interest receivable	3,433	3,433	—	1,088	2,345

Liabilities:
Deposits:
Non-interest-bearing	228,734	228,734	—	228,734	—
Interest bearing	745,626	751,703	—	751,703	—
Short term borrowings	49,530	49,530	—	49,530	—
Long term borrowings	6,093	6,093	—	6,093	—
Accrued Interest payable	265	265	—	265	—

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $434 thousand investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 73% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T) and on May 10, 2013, we acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB).  The acquisition of WSB created the fourth largest independent commercial bank based in Maryland, with assets of more than $1.1 billion and with 23 full service branches serving five counties at the time of the acquisition.

Summary of Recent Performance and Other Activities

Net loans increased $40.4 million and deposits increased $45.3 million during the nine months ending September 30, 2014.  Our net income available to common stockholders decreased $464 thousand to $1.7 million for the three months ended September 30, 2014, compared to net income of $2.2 million for the three months ended September 30, 2013.  Earnings were $0.16 per basic and diluted common share for the three months ended September 30, 2014 compared to $0.22 per basic and diluted common share for the same period in 2013.  The decrease in net income is primarily the result of a $1.3 million decrease in net interest income, and a  $113 thousand decrease in non-interest income,  partially offset by a decrease of $601 thousand in non-interest expenses. Earnings were $5.3 million for the nine months ended September 30, 2014, compared with $3.4 million for the same nine month period last year.  Earnings were $0.50 per basic share and $0.49 per diluted common share compared to $0.40 per basic and diluted common share for the same period last year.  The increase in net income during the nine month period is primarily the result of increases of $2.6 million in net interest income and $758 thousand in non-interest income and a decrease of $757 thousand in non-interest expenses, offsetting an increase of $1.4 million in the provision for loan losses.

The following highlights contain additional financial data and events that have occurred during the three and nine months ended September 30, 2014:

•	Non-performing assets decreased to 0.70% of total assets at September 30, 2014 compared to 1.27% at December 31, 2013 and 1.03% at September 30, 2013.

•	Total deposits grew $10.2 million and $45.3 million, respectively, during the three and nine month periods ending September 30, 2014.

•	Net loans increased $40.4 million, or 4.76%, during the nine months ended September 30, 2014, to $889.6 million, compared to $849.3 million at December 31, 2013.

•

The net interest margin was 3.97% for the quarter ended September 30, 2014 compared to 4.69% for the quarter ended September 30, 2013.  The net interest margin was 4.18% for the nine months ended September 30, 2014 compared to 4.46% for the same nine month period last year.  Re-pricing in the loan portfolio and lower yields on new loans caused the average loan yield to decline.  Additionally, early payoff of acquired loans negatively affected the accretion yield on acquired loans and decreased the net interest margin for the three month period ending September 30, 2014.  The average interest rate paid on total interest-bearing liabilities decreased to

0.45% for the nine months ended September 30, 2014 compared to 0.56% for the nine months ended September 30, 2013.

•

The third quarter Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.57% and 5.22%, respectively, compared to ROAA and ROAE of 0.75% and 7.47%, respectively, for the third quarter of 2013.

•

For the nine months ended September 30, 2014, ROAA and ROAE were 0.60% and 5.53%, respectively, as compared to ROAA and ROAE of 0.45% and 4.80%, respectively, for the nine months ended September 30, 2013.

•	Total assets at September 30, 2014 increased by $40.8 million from December 31, 2013.

•	Our asset quality remained strong:

•	Non-performing assets decreased to 0.70% of total assets at September 30, 2014 compared to 1.27% at December 31, 2013, and 1.03% at September 30, 2013.
•

At September 30, 2014, we had six legacy loans (loans originated by Old Line Bank) on non-accrual status in the amount of $3.3 million, compared to eight loans in the amount of $8.2 million at December 31, 2013.

•

At September 30, 2014, we had accruing legacy loans past due between 30 and 89 days in the amount of $3.4 million compared to $1.6 million in this category at December 31, 2013.  We had accruing legacy loans of $305 thousand that are 90 or more days past due at September 30, 2014, compared to no loans that were past 90 or more at December 31, 2013.

•	At September 30, 2014, we had five acquired loans totaling $1.3 million on non-accrual status compared to seven loans for a total of $663 thousand at December 31, 2013.
•

At September 30, 2014, we had accruing acquired loans totaling $1.6 million past due between 30 and 89 days and accruing acquired loans of $942 thousand that are 90 or more days past due, compared to $4.5 million between 30-89 days and $1.7 million 90 or more days past due and accruing at December 31, 2013.

•

We provisioned $555 thousand for loan losses during the three month period ended September 30, 2014 compared to $590 thousand for the three months ended September 30, 2013.  The provision recorded for the month period ending September 30, 2014, in the absence of loan growth, was primarily related to the impact of the previously discussed commercial/hotel loss on our historical loss factors used to determine our allowance for loan losses.  For the nine month period ended September 30, 2014, we recorded a $2.4 million provision compared to $990 thousand for the same nine month period last year.  The increase in the provision for the nine months ending September 30, 2014 is primarily due to one commercial/hotel loan that required an additional provision of $1.4 million to reserve loss on the property.  The property was sold at foreclosure and settled in the third quarter.

•

We ended the nine month period of 2014 with a book value of $12.35 per common share and a tangible book value of $11.20 per common share, compared to $11.71 and $10.50, respectively, at December 31, 2013.

•	We maintained strong liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three month period ended September 30, 2014 compared to same period in 2013 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2014	2013	$ Change	% Change

Net income available to common stockholders	$1,745	$2,208	$(463)	(20.97)%
Interest income	11,118	12,558	(1,440)	(11.47)
Interest expense	963	1,083	120	(11.08)
Net interest income before provision for loan losses	10,155	11,476	(1,321)	(11.51)
Provision for loan losses	555	590	(35)	(5.93)
Non-interest income	1,305	1,418	(113)	(7.98)
Non-interest expense	8,529	9,130	(601)	(6.59)
Average total loans	897,381	817,877	79,504	9.72
Average interest earning assets	1,054,114	1,009,942	44,172	4.37
Average total interest bearing deposits	776,033	770,907	5,126	0.66
Average non-interest bearing deposits	247,346	226,432	20,914	9.24
Net interest margin	3.97%	4.69%
Return on average equity	5.22%	7.47%
Basic earnings per common share	$0.16	$0.22	$(0.06)	(27.27)
Diluted earnings per common share	0.16	0.22	(0.06)	(27.27)

	Nine months ended September 30,
	(Dollars in thousands)
	2014	2013	$ Change	% Change

Net income available to common stockholders	$5,350	$3,411	$1,939	56.85%
Interest income	34,107	31,683	2,424	7.65
Interest expense	2,981	3,157	(176)	(5.57)
Net interest income before provision for loan losses	31,126	28,526	2,600	9.11
Provision for loan losses	2,369	990	1,379	139.29
Non-interest income	4,565	3,807	758	19.91
Non-interest expense	25,997	26,754	(757)	(2.83)
Average total loans	871,168	715,687	155,951	21.72
Average interest earning assets	1,037,177	896,384	140,793	15.71
Average total interest bearing deposits	765,541	670,833	94,708	14.12
Average non-interest bearing deposits	236,909	206,380	30,529	14.79
Net interest margin (1)	4.18%	4.46%
Return on average equity	5.53%	4.80%
Basic earnings per common share	$0.50	$0.40	$0.10	25.00
Diluted earnings per common share	0.49	0.40	0.09	25.50

(1)	See “Reconciliation of Non-GAAP Measures”

Strategic Plan

We have based our strategic plan on the objective of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include continuing the growth of the loan and deposit portfolios, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  Consistent with our strategic plan, during the past two years, we have expanded organically in Montgomery County, and through acquisition in Charles County, Prince George’s County and Anne Arundel County, Maryland.  We have also entered into the residential mortgage business through the WSB merger.

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

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington, D.C. market, including through the branches we acquired in the WSB acquisition and the attendant increased penetration into the Charles, Prince George’s and Anne Arundel County markets.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that the weak job market and growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.   We believe that we are well positioned to capitalize on the opportunities that may become available in the current economy as well as a healthier economy.

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

We recently announced plans to realign branch offices within our footprint, which includes the closing and consolidation of four branches.  The branches to be closed are Crofton Centre, Lexington Park, Solomons and Waldorf Charles County Plaza.  All of these branches have existing Old Line Bank branches within close proximity.  The closing of the branches, which is scheduled for December 2014, will result in an estimated pre-tax cost savings of approximately $1.6 million in 2015.  One-time charges related to the branch consolidation are estimated to be up to $1.2 million and will be recognized upon closing of the branches.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2013, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combination and accounting for acquired loans.  There has been no material changes in our critical accounting policies during the nine months ended September 30, 2014.

Results of Operations for the Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013.

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

Net interest income before provision for loan losses for the three months ended September 30, 2014 decreased $1.3 million or 11.5% to $10.2 million from $11.5 million for the same period in 2013.  As outlined in detail in the Rate/Volume Variance Analysis, this decrease was the result of a decrease in total interest income resulting from a decrease in yield on our average interest earning assets, partially offset by an increase in the volume of our interest earning assets.  The decrease in interest income was partially offset by a decrease in total interest expense.  A competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on loans, which comprise most of our interest earning assets, during the three months ended September 30, 2014 compared to the same period last year, however, the lower market yields on interest earnings assets had a much greater impact on, and continue to negatively impact, net interest income after adjusting for accretion on acquired loans, primarily due to large payoffs on such acquired loans.  The decline in net interest income is primarily due to a decrease of $1.6 million in accretion on acquired loans resulting from payoffs that accelerated accretion in the three months ended September 30, 2013 compared to net amortization in the three months ended September 30, 2014, resulting primarily from a large payoff of an acquired loan that had a fair value premium.  Average interest earning assets increased as a result of loan growth, partially offset by a decrease in investment securities, We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively stable net interest margin.

Total interest income decreased $1.4 million, or 11.47%, to $11.1 million during the three months ended September 30, 2014 compared to $12.6 million during the three months ended September 30, 2013, as a result of decreases in both interest and fees on loans and interest on investment securities.   The decrease in interest and fees on loans is a result of the extended low interest rate environment, which resulted in a decrease in the average yield on loans from 5.71% during the three months ended September 30, 2013 to 4.60% during the three months ended September 30, 2014.    We partially offset the effect on interest income and net interest income caused by the decline in accretion income and the low rate environment by growing total average interest earning assets by $44.1 million or 4.38% to $1.1 billion for the three months ended September 30, 2014 from $1.0 billion for the three months ended September 30, 2013, as well as by changes in the mix of our interest-earning assets. The increase in total interest earning assets is due to organic loan growth.   The decrease in interest earned on investment securities is a result of a decrese in the average balance of investment securities, partially offset by an increase in the yield on investment securities.  The average balance of investment securities decreased by $34.1 million, or 17.7% to $159.3 million during the three months ended September 30, 2014 from $193.4 million during the same period last year, while the average yield increased to 2.94% during the three months ended September 30, 2014 from 2.70% during the same period in 2013.

Total interest expense decreased $120 thousand, or 11.08%, to $963 thousand during the three months ended September 30, 2014 from $1.1 million for the same period in 2013, as a result of the decrease in the average interest rate paid on interest bearing liabilities, primarily interest bearing deposits, partially offset by an increase in the average balance of interest bearing liabilities.  The average rate paid on interest bearing deposits decreased to 0.44% during the three months ended September 30, 2014 from 0.50% during the same period last year, while the average interest rate paid on all interest bearing liabilities decreased to 0.47% during the three months ended September 30, 2014 compared to 0.53% during the three months ended September 30, 2013.  We were able to reduce the rate paid on interest bearing deposits by reducing our average time deposits by $25.4 million and increase interest bearing non-maturity deposits by $30.6 million.  Average interest bearing liabilities increased $3.1 million or 0.39% to $815.1 million for the three months ended September 30, 2014 from $811.9 million for the three months ended September 30, 2013, primarily as a result of a $5.1 million or 0.67% increase in average interest bearing deposits, offset by a $2.0 million decrease in average borrowings for the three months ending September 30, 2014 compared to the same three months last year.

The growth in average interest bearing deposits was primarily due to our enhanced presence in our primary market and surrounding area as a result of our marketing efforts as well as the continued efforts of our cash management and financial service teams.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the growth generated primarily from our branch network as well as the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $20.9 million to $247.3 million for the three months ended September 30, 2014, compared to $226.4 million for the three months ended September 30, 2013.

Our net interest margin was 3.97% for the three months ended September 30, 2014 compared to 4.69% for the three months ended September 30, 2013.  The yield on average interest earning assets decreased 78 basis points for the period from 5.11% for the quarter ended September 30, 2013 to 4.33% for the quarter ended September 30, 2014. Re-pricing in the loan portfolio and slightly lower yields on new loans caused the average loan yield to decline, and a negative impact after adjusting for accretion on acquired loans due to large payoffs on such loans.  The impact on net interest margin resulting from changes in accretion/amortization was a decrease of 62 basis points.

During the three months ended September 30, 2014 and 2013, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which negatively impacted interest income by  $290 thousand in total amortization recorded during the three months ended September 30, 2014 as compared to a positive impact of $1.2 million in total accretion recorded during the same period last year.   The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion decrease on the loans is primarily due to pay-downs and approximately $5.0 million of pay-offs on our existing acquired loan portfolios.  Higher repayments on impaired loans that we acquired from MB&T and WSB during the three month period ending September 30, 2013 resulted in a positive addition to interest income. Accretion on interest bearing deposits also decreased $46 thousand for the three months ending September 30, 2014 as compared to the same three months last year.

  The accretion negatively impacted the yield on loans and decreased the net interest margin during these periods as follows:

	Three months ended September 30,
	2014		2013
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$(16,219)	(0.01)%	$14,763	0.01%
Mortgage loans	(278,619)	(0.10)	1,221,653	0.48
Consumer loans	4,209	—	6,032	—
Interest bearing deposits	131,837	0.05	178,556	0.07
Total accretion (amortization)	$(158,792)	(0.06)%	$1,421,004	0.56%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact.  The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended September 30, 2014 and 2013, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2014			2013
	Average			Average
Three months ended September 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$3,865,882	$1,611	0.17%	$2,964,111	$639	0.09%
Interest bearing deposits	30,391	6	0.08	33,052	11	0.13
Investment securities (1)(2)
U.S. Treasury	3,000,977	2,820	0.37	1,249,120	456	0.14
U.S. government agency	37,959,257	145,791	1.52	48,326,852	170,616	1.40
Mortgage backed securities	70,378,141	347,831	1.96	77,284,281	358,115	1.84
Municipal securities	43,616,473	611,325	5.56	62,030,251	715,496	4.58
Other equity securities	4,304,196	70,709	6.52	4,531,059	72,437	6.34
Total investment securities	159,259,044	1,178,476	2.94	193,421,563	1,317,120	2.70
Loans(1)
Commercial	129,572,839	1,331,121	4.08	114,058,472	1,315,877	4.58
Mortgage real estate	757,040,877	8,849,065	4.64	692,358,775	10,208,837	5.85
Consumer	10,767,656	147,822	5.45	11,460,208	174,094	6.03
Total loans	897,381,372	10,328,008	4.57	817,877,455	11,698,808	5.67
Allowance for loan losses	6,422,492	—		4,353,910	—
Total loans, net of allowance	890,958,880	10,328,008	4.60	813,523,545	11,698,808	5.71
Total interest earning assets(1)	1,054,114,197	11,508,101	4.33	1,009,942,271	13,016,578	5.11
Non-interest bearing cash	42,071,667			40,562,522
Premises and equipment	34,523,649			35,574,306
Other assets	74,676,238			77,529,969
Total assets(1)	1,205,385,751			1,163,609,068
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	90,004,090	36,013	0.16	156,450,657	38,520	0.10
Money market and NOW	329,881,113	194,140	0.23	232,879,928	182,446	0.31
Other time deposits	356,147,628	620,811	0.69	381,576,675	749,946	0.78
Total interest bearing deposits	776,032,831	850,964	0.44	770,907,260	970,912	0.50
Borrowed funds	39,031,131	111,693	1.14	41,022,029	111,728	1.08
Total interest bearing liabilities	815,063,962	962,657	0.47	811,929,289	1,082,640	0.53
Non-interest bearing deposits	247,346,466			226,431,720
	1,062,410,428			1,038,361,009
Other liabilities	10,072,582			7,569,553
Non-controlling interest	262,435			363,349
Stockholders’ equity	132,640,306			117,315,157
Total liabilities and stockholders’ equity	$1,205,385,751			$1,163,609,068
Net interest spread(1)			3.86			4.58
Net interest margin(1)		$10,545,444	3.97%		$11,933,938	4.69%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended September 30, 2014 and 2013.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended September 30,
	2014 compared to 2013
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$972	$898	$74
Interest bearing deposits	(5)	(5)	—
Investment Securities(1)
U.S. treasury	2,364	1,930	434
U.S. government agency	(24,825)	29,951	(54,776)
Mortgage backed securities	(10,284)	40,142	(50,426)
Municipal securities	(104,171)	237,881	(342,052)
Other	(1,728)	3,792	(5,520)
Loans:(1)
Commercial	15,244	(261,029)	276,273
Mortgage	(1,359,773)	(2,933,910)	1,574,137
Consumer	(26,271)	(22,683)	(3,588)
Total interest revenue (1)	(1,508,477)	(2,903,033)	1,394,556

Interest bearing liabilities
Savings	(2,507)	25,795	(28,302)
Money market and NOW	11,694	(98,661)	110,355
Other time deposits	(129,135)	(112,434)	(16,701)
Borrowed funds	(35)	8,708	(8,743)
Total interest expense	(119,983)	(176,592)	56,609

Net interest income(1)	$(1,388,494)	$(2,726,441)	$1,337,947

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

Provision for Loan Losses.  The provision for loan losses for the three months ended September 30, 2014 was $555 thousand, a decrease of $35 thousand, compared to $590 thousand for the three months ended September 30, 2013.  Our provision for loan losses remained elevated for the three months ended September 30, 2014 due to the impact of the previously discussed commercial/hotel loss on our historical loss factors used to determine our allowance for loan losses; however, the decrease from the comparable 2013 period was driven by the absence of loan growth..

Management identified probable losses in the loan portfolio and recorded charge-offs of $3.0 million for the three months ended September 30, 2014, compared to $453 thousand for the three months ended September 30, 2013.  Charge-offs included $2.7 million for one commercial/hotel loan that was resolved in the third quarter of 2014 as expected with no additional loss.    This loss had been fully reserved for under a specific reserve for this impaired loans as of June 30, 2014.  This charge-off impacted our historical loss factors used to determine our allowance for loan losses.  During the three month period ending September 30, 2014, the methodology utilized to estimate our allowance for loan losses was refined to  segregate our hospitality loans, previously combined into one category, into three separate categories based on the type of properties and the charge-off was applied to our loss history in the specific hospitality category that it related to.  The result of this change in methodology increased the general reserve portion of our allowance for loan losses, an increase mainly caused by the charge-off on the one commercial/hotel loan during the quarter.

The allowance for loan losses to gross loans held-for-investment was 0.44% and 0.71%, and the allowance for loan losses to non-accrual loans was 85.02% and 81.40%, at September 30, 2014 and June 30, 2014, respectively.  The decrease in the allowance for loan losses as a percentage of gross loans held-for-investment was the result of the decrease in specific reserves for impaired loans declining by $3.0 million during the quarter for a total of $190 thousand at September 30, 2014 from $3.2 million at June 30, 2014.  The increase in the allowance for loan losses to non-accrual loans is primarily the result of a reduction in our non-accrual loans due to the resolution of the one commercial/hotel loan.

Recoveries of $16 thousand were recognized for the three months ending September 30, 2014 compared to $52 thousand for the same three month period in 2013.

Non-interest Income.  Non-interest income totaled $1.3 million for the three months ended September 30, 2014, an decrease of $113 thousand, or 7.98%, from the corresponding period of 2013 amount of $1.4 million.

The following table outlines the changes in non-interest income for the three month periods.

	Three months ended
	September 30,
	2014	2013	$ Change	% Change
Service charges on deposit accounts	$483,865	$466,572	$17,293	3.71
Earnings on bank owned life insurance	248,259	253,894	(5,635)	(2.22)
Pointer Ridge rent and other revenue	45,196	52,124	(6,928)	(13.29)
Rental income	198,844	192,851	5,993	3.11
Gain on sale of loans	224,930	236,167	(11,237)	(4.76)
Other fees and commissions	104,050	216,748	(112,698)	(52.00)
Total non-interest revenue	$1,305,144	$1,418,356	$(113,212)	(7.98)

Non-interest income decreased primarily as a result of decreases in other fees and commissions, Decreases in earnings on bank owned life insurance, gains on sale of loans and Pointer Ridge rent and other revenue also contributed to this decrease.    These decreases were partially offset by an increase in service charges on deposit accounts.  The decrease in other fees and commissions is primarily the result of a reduction of letter of credits fees and other marketable loan fees.  The decrease in earnings on bank owned life insurance is the result of lower interest rate received on this investment during the 2014 period as compared to last year.    Pointer Ridge rent and other revenue decreased during the 2014 period compared to the same period last year as a result of a vacancy of one tenant.   The gain on sale of loans is attributable to the revenues earned on loans sold in the secondary market and the premiums associated with such sales.  Service charges on deposit accounts increased during the three months ended September 30, 2014 compared to the same period last year as a result of the increase in our deposits.

Non-interest Expense.  Non-interest expense decreased $602 thousand, or 6.59% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

The following chart outlines the changes in non-interest expenses for the period.

	Three months ended
	September 30,
	2014	2013	$ Change	% Change
Salaries and benefits	$4,602,520	$4,684,407	$(81,887)	(1.75)
Occupancy and equipment	1,367,808	1,377,927	(10,119)	(0.73)
Data processing	368,717	459,973	(91,256)	(19.84)
FDIC insurance and State of Maryland assessments	229,785	217,491	12,294	5.65
Merger and integration	—	143,082	(143,082)	(100)
Core deposit premium	212,970	231,118	(18,148)	(7.85)
Pointer Ridge other operating	51,202	51,008	194	0.38
(Gain) loss on sale of other real estate owned	(260,533)	11,072	(271,605)	(2,453.08)
OREO expense	159,238	159,234	4	—
Network services	189,329	185,661	3,668	1.98
Telephone	172,963	171,797	1,166	0.68
Other operating	1,434,876	1,437,639	(2,763)	(0.2)
Total non-interest expenses	$8,528,875	$9,130,409	$(601,534)	(6.59)

The decrease in non-interest expenses during the three months ended September 30, 2014, as compared to the same period of 2013, was mainly attributable to decreases in merger expenses, salaries and benefits and data processing expenses, as well as recognizing a gain on sale of other real estate owned.   Merger expenses decreased $143 thousand for the three months ended September 30, 2014 compared to the same period of the prior year as a result of expenses that we incurred during the third quarter of 2013 in connection with the acquisition of WSB Holdings in May 2013, primarily related to legal fees, investment banker fees and termination and de-conversion charges associated with the termination of WSB’s core data processing contract.  Gain on the sale of other real estate owned was $260 thousand during the three months ended September 30, 2014 compared to a loss of $11 thousand during the 2013 period as a result of the sale of three properties that resulted in a net gain compared to the sale of two properties (one legacy and one acquired) for a net loss during the same three months last year.  Salaries and benefits decreased by $82 thousand, or 1.75%, when compared to the same period of 2013 primarily as a result of reductions in staffing levels that were previously inflated by the consummation of the WSB Holdings merger during the second quarter of 2013.  Occupancy and equipment expenses remained stable at $1.4 million compared to the same period in 2013.  Other operating expenses which included internal audit fees, legal expenses and foreclosure expenses, remained stable at $1.4 million at September 30, 2013 and for the quarter ended September 30, 2013.  Data processing expenses decreased $91 thousand during the three months ended September 30, 2014 compared to the same three month period last year due to the elimination of core data processing system that was still active for WSB customers at September 30, 2013.

Income Taxes.  We had an income tax expense of $636 thousand (26.78% of pre-tax income) for the three months ended September 30, 2014 compared to an income tax expense of $971 thousand (30.58% of pre-tax income) for the same period in 2013.  The effective tax rate decreased due to non-taxable income representing a larger portion of pre-tax income compared to the same period last year.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $1.7 million or $0.16 per basic and diluted common share for the three month period ending September 30, 2014 compared to net income available to common stockholders of $2.2 million, or $0.22 per basic and diluted common share, for the same period in 2013.  The decrease in net income available to common stockholders for the 2014 period was primarily the result of the $1.3 million decrease in net interest incomeand the $113 thousand decrease in non-interest income, partially offset by the  $602 thousand decrease in non-interest expense.

Results of Operations for the nine months ended September 30, 2014 compared to nine months ended September 30, 2013.

Net Interest Income.  Net interest income before provision for loan losses for the nine months ended September 30, 2014 increased $2.6 million or 9.11% to $31.1 million from $28.5 million for the same period in 2013.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was primarily the result of an increase in total interest income resulting from an increase in average interest earning assets, partially offset by a decrease in yield on such assets.  Average interest earning assets compared to the same nine month period last year increased primarily due to the acquisition of WSB and organic loan growth..  A competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets during the nine months ended September 30, 2014, however, the lower market yields on interest bearing assets had a much greater impact on, and continue to negatively impact, net interest income after adjusting for accretion on acquired loans.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively stable net interest margin.

Total interest income increased $2.4 million, or 7.65%, to $34.1 million during the nine months ended September 30, 2014 compared to $31.7 million during the nine months ended September 30, 2013, almost entirely as a result of an increase in interest and fees on loans.  We offset the effect on interest income and net interest income caused by the low rate environment by growing total average interest earning assets by $140.8 million or 15.7% to $1.0 billion for the nine months ended September 30, 2014 from $896.4 million for the nine months ended September 30, 2013, as well as by changes in the mix of our interest-earning assets. The increase in loans is due to strong organic loan growth as well as the addition of the loans acquired in the WSB Holdings transaction.  The impact of the increase in the average rate paid on investment securities to 3.00% during the nine months ended September 30, 2014 from 2.85% during the same period of last year, was almost entirely offset by a $13.5 million decrease in the average balance of investment securities.

Total interest expense decreased $176 thousand, or 5.57%, to $3.0 million during the nine months ended September 30, 2014 from $3.2 million for the same period in 2013, as a result of the decrease in the average interest rate paid on interest bearing liabilities, primarily time deposits and the change in our deposit mix which is now weighted more heavily in lower cost non-maturity deposits, partially offset by an increase in  the average balance of interest bearing liabilities  The average rate paid on time deposits decreased to 0.72% during the nine months ended September 30, 2014 from 0.85% during the same period last year, while the average interest rate paid on all interest bearing liabilities decreased to 0.49% during the nine months ended September 30, 2014 compared to 0.59% during the nine months ended September 30, 2013.  Average interest bearing liabilities increased $97.6 million or 13.72% to $809.5 million during the nine months ended September 30, 2014 from $711.8 million during the nine months ended September 30, 2013, as a result of an increase on our average interest bearing deposits, primarily a  $113.4 million increase in our money market and NOW accounts.

The growth in average interest bearing deposits was primarily the result of the acquisition of WSB, but we also experienced organic growth as a result of enhanced presence in our primary market and the surrounding areas as a result of our marketing efforts as well as the continued efforts  of our cash management and financial services teams..  Deposit growth during the nine month period was comprised of $55.9 million in organic growth offset by intentional decline of $10.6 million in high cost interest bearing deposits acquired in the merger with WSB Holdings.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the acquisition of WSB and the growth generated from our branch network and commercial loan officers, our average non-interest bearing deposits increased $30.5 million to $236.5 million for the nine months ended September 30, 2014, compared to $206.4 million for the nine months ended September 30, 2013.

Our net interest margin was 4.18% for the nine months ended September 30, 2014 compared to 4.46% for the nine months ended September 30, 2013.  The yield on average interest earning assets decreased 35 basis points during the period from 4.93% for the nine months ended September 30, 2013 to 4.58% for the nine months ended September 30, 2014. Re-pricing in the loan portfolio and slightly lower yields on new loans caused the average loan yield to decline.  Another factor contributing the decrease during the 2014 period is a reduction in accretion on acquired loans compared to the same period last year.  This reduction in primarily due to large pay-offs of acquired loans for $5.0 million that occurred in the third quarter.

During the nine months ended September 30, 2014 and 2013, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which contributed to the. $780 thousand of total accretion recorded during the nine months ended September 30, 2014 as compared to $2.0 million recorded during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.  The accretion decrease is primarily due to lower repayments on impaired loans that we acquired from MB&T and WSB during the nine month period ending

September 30, 2014 relative to the same nine months last year in addition to higher fair value accretion on interest bearing deposits acquiredin the WSB acquisition.  It is expected that the impact of accretion will continue to decline as time elapses from the acquisition dates.

Total accretion decreased for the nine months ending September 30, 2014 as compared to the nine months ending September 30, 2013 primarily due large payoffs on loans with amortization that occurred during the nine months ending September 30, 2014 compared to loans with positive accretion that was recognized for the nine months ending September 30, 2013.  The accretion impacted the yield on loans and increased the net interest margin during these periods as follows:

	Nine months ended September 30,
	2014		2013
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$(12,260)	—%	$262,840	0.04%
Mortgage loans	353,310	0.05	1,390,414	0.21
Consumer loans	15,182	—	11,280	—
Interest bearing deposits	423,616	0.05	297,063	0.04
Total accretion	$779,848	0.10%	$1,961,597	0.29%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the nine months ended September 30, 2014 and 2013, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2014			2013
	Average			Average
Nine months ended September 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$3,070,844	$3,652	0.16%	$3,822,111	$3,026	0.11%
Interest bearing deposits	29,488	20	0.09	130,837	172	0.18
Investment securities (1)(2)
U.S. Treasury	2,429,748	19,419	1.07	1,290,190	2,763	0.29
U.S. government agency	37,569,878	458,958	1.63	40,898,345	401,557	1.31
Mortgage backed securities	70,007,445	1,086,183	2.07	71,994,258	1,075,989	2.00
Municipal securities	53,422,643	1,958,577	4.90	62,836,544	2,189,344	4.66
Other equity securities	4,585,220	248,578	7.25	3,913,418	181,995	6.22
Total investment securities	168,014,934	3,771,715	3.00	180,932,755	3,851,648	2.85
Loans(1)
Commercial	127,521,279	3,956,664	4.31	107,349,109	3,849,779	4.79
Mortgage real estate	733,229,779	27,181,090	4.96	596,968,754	24,834,409	5.56
Consumer	10,887,014	469,333	5.76	11,369,223	505,639	5.95
Total loans	871,638,072	31,607,087	4.87	715,687,086	29,189,827	5.45
Allowance for loan losses	5,576,497	—		4,188,626	—
Total loans, net of allowance	866,061,575	31,607,087	4.90	711,498,460	29,189,827	5.49
Total interest earning assets(1)	1,037,176,841	35,382,474	4.58	896,384,163	33,044,673	4.93
Non-interest bearing cash	39,192,779			37,163,933
Premises and equipment	34,700,320			30,596,817
Other assets	74,930,225			56,483,235
Total assets(1)	1,186,000,165			1,020,628,148
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	89,060,327	110,316	0.17	114,445,816	100,262	0.12
Money market and NOW	316,651,099	549,125	0.23	203,215,139	444,260	0.29
Other time deposits	359,829,321	1,942,466	0.72	353,172,209	2,248,983	0.85
Total interest bearing deposits	765,540,747	2,601,907	0.45	670,833,164	2,793,505	0.56
Borrowed funds	43,885,718	378,887	1.15	40,953,397	363,687	1.19
Total interest bearing liabilities	809,426,465	2,980,794	0.49	711,786,561	3,157,192	0.59
Non-interest bearing deposits	236,908,564			206,379,748
	1,046,335,029			918,166,309
Other liabilities	10,160,438			7,036,973
Non-controlling interest	272,770			373,495
Stockholders’ equity	129,231,928			95,051,371
Total liabilities and stockholders’ equity	$1,186,000,165			$1,020,628,148
Net interest spread(1)			4.07			4.34
Net interest margin(1)		$32,401,680	4.18%		$29,887,481	4.46%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the nine months ended September 30, 2014 and 2013.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Nine months ended September 30,
	2014 compared to 2013
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$626	$1,404	$(778)
Interest bearing deposits	(152)	(69)	(83)
Investment Securities(1)
U.S. treasury	16,656	13,413	3,243
U.S. government agency	57,401	98,267	(40,866)
Mortgage backed securities	10,194	45,141	(34,947)
Municipal securities	(230,767)	135,203	(365,970)
Other	66,583	37,517	29,066
Loans:(1)
Commercial	106,885	(656,028)	762,914
Mortgage	2,346,681	(3,501,452)	5,848,133
Consumer	(36,306)	(17,853)	(18,453)
Total interest revenue (1)	2,337,801	(3,844,457)	6,182,259

Interest bearing liabilities
Savings	10,054	38,929	(28,875)
Money market and NOW	104,865	(129,535)	234,400
Other time deposits	(306,517)	(358,142)	51,625
Borrowed funds	15,200	(12,608)	27,808
Total interest expense	(176,398)	(461,356)	284,958

Net interest income(1)	$2,514,199	$(3,383,101)	$5,897,301

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

Provision for Loan Losses.  The provision for loan losses for the nine months ended September 30, 2014 was $2.4 million, an increase of $1.4 million compared to $1.0 million for the nine months ended September 30, 2013.  Management identified probable losses in the loan portfolio and recorded charge-offs of $3.5 million for the nine months ended September 30, 2014, compared to $684 thousand for the nine months ended September 30, 2013.

The increase in our provision for loan losses during the nine months ended September 30, 2014 compared to the same period last year is primarily due to one commercial/hotel loan that was placed on nonaccrual status during the first quarter of 2014 that required an additional provision of $1.4 million to reserve for a potential loss on the property in the second quarter of 2014.  The property was sold at foreclosure and settled, and the loan resolved with no additional loss, during the third quarter of 2014 as expected.  Due to the sale of this property, we incurred an anticipated $2.7 million charge-off.

The allowance for loan losses to gross loans held-for-investment was 0.44% and 0.58%, and the allowance for loan losses to non-accrual loans was 85.02% and 60.71%, at September 30, 2014 and December 31, 2013, respectively.  The decrease in the allowance for loan losses to gross loans held-for-investment is primarily due to the resolution of the above mentioned commercial/hotel loan and the related reserve for that loan.

Non-interest income.  Non-interest income totaled $4.6 million for the nine months ended September 30, 2014, an increase of $758 thousand, or 19.91%, from the corresponding period of 2013 amount of $3.8 million.

The following table outlines the changes in non-interest income for the nine month periods.

	Nine months ended
	September 30,
	2014	2013	$ Change	% Change
Service charges on deposit accounts	$1,428,943	$1,134,986	$293,957	25.90
Gain on sales or calls of investment securities	129,911	641,088	(511,177)	(79.74)
Earnings on bank owned life insurance	738,237	587,763	150,474	25.60
Gain on the sale of stock	96,993	—	96,993	100.00
Gain/(loss) on disposal of assets	17,919	(104,639)	122,558	(209.82)
Pointer Ridge rent and other revenue	202,202	183,769	18,433	10.03
Rental income	594,788	284,610	310,178	108.98
Gain on sale of loans	527,478	477,587	49,891	10.45
Other fees and commissions	828,324	601,788	226,536	37.64
Total non-interest revenue	$4,564,795	$3,806,952	$757,843	19.91

Non-interest income increased primarily as a result of increases in rental income, gain on sale of stock, earnings of bank owned life insurance,  gain on the sale of loans, other fees and commissions and  service charges on deposit accounts, partially offset by a decrease on gain on sales or calls of investment securities.  The increase in the gain on the disposal of assets was due to the sale of our SLMA equity security and sale of one of our company vehicles during the 2014 period.  Rental income increased as the result of the rent received on the building at 4201 Mitchellville Road, Bowie, Maryland, which we acquired in the WSB Holdings merger.  The increase in service charges on deposit accounts is due to the increase in our deposits primarily as a result of the WSB acquisition.  The increase in earnings on bank owned life insurance is the result of the addition of approximately $13.0 million of bank owned life insurance from the acquisition of WSB.  The increase in the gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market during the nine month period of 2014 compared to solely during the time after the WSB Holdings acquisition during the 2013 period, as we did not sell loans into the secondary market prior to our acquisition of WSB Holdings in May 2013.  Other fees and commissions increased primarily due to letter of credit fees, fees associated with loans sold in the secondary market and recoveries on acquired loans that were previously charged-off prior to the mergers with WSB Holdings and Maryland Bancorp.  These increases were partially offset by a decline in gain on sales or calls of investment securities.  The gain on sales or calls of investment securities decreased during the 2014 period as we sold approximately $27 million of our investment securities for a gain of $130 thousand during the nine month period ending September 30, 2014 compared to a gain of $641 thousand on the sale of $59.8 million of investment securities during the same nine month period last year.

Non-Interest Expense.  Non-interest expense decreased $758 thousand or 2.83% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The following chart outlines the changes in non-interest expenses for the period.

	Nine months ended
	September 30,
	2014	2013	$ Change	% Change
Salaries and benefits	$13,527,562	$12,139,833	$1,387,729	11.43
Occupancy and equipment	4,390,541	3,573,342	817,199	22.87
Data processing	987,919	1,028,907	(40,988)	(3.98)
FDIC insurance and State of Maryland assessments	681,881	559,730	122,151	21.82
Merger and integration	29,167	3,169,917	(3,140,750)	(99.08)
Core deposit premium	653,734	607,575	46,159	7.60
Pointer Ridge other operating	153,468	315,150	(161,682)	(51.30)
(Gain) loss on sale of other real estate owned	(542,728)	212,296	(755,024)	(355.65)
OREO expense	354,963	628,307	(273,344)	(43.50)
Network Services	563,831	394,553	169,278	42.90
Telephone	507,563	403,250	104,313	25.87
Other operating	4,688,814	3,720,894	967,920	26.01
Total non-interest expenses	$25,996,715	$26,753,754	$(757,039)	(2.83)

Non-interest expenses decreased during the nine months ended September 30, 2014 as compared to the same nine months of 2013, primarily as a result of decreases in merger and integration, OREO expenses and Pointer Ridge other operating expenses, as well as gain on sale of other real estate owned partially offset by the increases in salaries and benefits, occupancy and equipment, FDIC and State of Maryland assessments network services, telephone and other operating expenses.  Merger and acquisition expenses decreased $3.1 million during the nine month period ended September 30, 2014 compared to the same nine month last year as a result of expenses that we incurred during the second quarter of 2013 in connection with the acquisition of WSB Holdings. Merger and acquisition expenses were primarily related to legal fees, investment banker fees and termination and de-conversion charges associated with the termination of WSB’s core data processing contract.  Costs associated with other real estate owned, which include taxes and insurance related to other real estate owned, decreased $273 thousand for the nine month period ending September 30, 2014 as compared to the same nine months last year.  In addition, we recognized a $543 thousand gain on sales of other real estate owned compared to a loss of $212 thousand during the 2013 period as a result of the sale of eight properties during the nine months ended September 30, 2014, which resulted in a net gain, compared to the sale of eight properties for a net loss during the same nine months last year.   As noted above, these increases in non-interest expense components were partially offset by increases in other component of non-interest expenses.  Salaries and benefits increased by $1.4 million, or 11.43%, when compared to the same period of 2013 primarily as a result of severance payments associated with the WSB Holdings merger and the inclusion of nine months of salaries and benefits, for WSB employees that were retained as compared to slightly less for the months of WSB employee costs for the 2013 period.  The cost of health insurance benefits also increased compared to the same nine month period of 2013 as a result of an increase in insurance rates and the increased staff from the WSB merger.  Occupancy and equipment expenses increased $817 thousand or 22.87% compared to the same period in 2013 primarily due to the additional lease expense associated with the acquisition of WSB’s branches.  Other operating expenses increased $967 thousand, or 26.0%, when compared to the same period last year, primarily due to increased internal audit expenses, legal expenses, and director fees primarily as a result of additional services needed in connection with the WSB merger.  Network services increased $169 thousand and telephone increased $104 thousand during the 2014 period compared to the 2013 period primarily as a result of the WSB Holdings merger.

Income Taxes.  We had an income tax expense of $2.0 million (25.43% of pre-tax income) for the nine months ended September 30, 2014 compared to an income tax expense of $1.2 million  (26.34% of pre-tax income) for the same period in 2013.  Taxes were higher during the 2014 period primarily because income increased and the percentage of income related to tax-exempt securities was lower as compared to the same nine months last year.

Net income available to common stockholders.  Net income available to common stockholders was $5.3 million or $0.50 per basic and $0.49 per diluted common share for the nine month period ending September 30, 2014 compared to net income available to common stockholders of $3.4 million, or $0.40 per basic and diluted common share, for the same period in 2013.  The increase in net income available to common stockholders for the 2014 period was primarily the result of the increases of $2.6 million in net interest income and $758 thousand in non-interest income and the $758 thousand decrease in non-interest expenses, partially offset by the $1.4 million increase in the provision for loan losses.  Basic and diluted earnings per common share increased as a result of the increase in net income.

Analysis of Financial Condition

Investment Securities.  Our portfolio consists primarily of investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Reserve Bank stock, Federal Home Loan Bank (FHLB) stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  With the acquisition of MB&T, we acquired approximately $262 thousand of SLMA stock, which we sold in the first quarter of 2014 at a net gain of $97 thousand.  During the second quarter of 2014, we also repositioned our investment portfolio and sold investments that had lower yields and extended life durations.  As a result of this repositioning, we sold $11.0 million in our MBS and agency callable portfolio and reinvested $11.0 million in seasoned agency 15 year MBS and recorded a gain of $108 thousand.  We also sold $15.9 million of our municipal bonds and recorded a gain of $18 thousand.  The funds received in the sale of the municipal bonds were used for new loan originations during the second quarter.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives.  We account for these securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  We continually evaluate the investment portfolio to ensure the portfolio is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in the portfolio.

The investment securities at September 30, 2014 amounted to $163.5 million, a decrease of $8.6 million, or 5.0%, from the December 31, 2013 amount of $172.2 million.  As outlined above, at September 30, 2014, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $974 thousand at September 30, 2014 (reflected as unrealized losses of $590 thousand in stockholders’ equity after deferred taxes) as compared to net unrealized loss of $5.7 million ($3.4 million net of taxes) at December 31, 2013.  The increase in fair value is due to the decrease in the market interest rates which improved bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio.  Net of allowance, unearned fees and origination costs, loans held for investment increased $36.7 million or 4.33% to $883.9 million at September 30, 2014 from $847.2 million at December 31, 2013.  Commercial real estate loans increased by $24.2 million, residential real estate loans increased by $5.9 million, commercial and industrial loans increased by $6.4 million and consumer loans decreased $975 thousand from their respective balances at December 31, 2013.  The loan growth during the period was primarily due to the new commercial real estate originations resulting from our enhanced presence in our market area.  The decreases are the result of loan pay-downs during the period.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount and percentages at the dates indicated:

	September 30, 2014			December 31, 2013
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$189,942,276	$28,382,416	$218,324,692	$163,105,356	$30,102,731	$193,208,087
Investment	173,013,062	42,416,382	215,429,444	162,188,671	54,091,676	216,280,347
Hospitality	70,105,748	8,404,606	78,510,354	67,291,387	8,546,239	75,837,626
Land and A&D	41,244,232	5,008,248	46,252,480	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien-Investment	46,892,894	25,775,725	72,668,619	45,294,434	28,364,096	73,658,530
First Lien-Owner Occupied	28,309,696	53,883,055	82,192,751	13,909,939	62,247,502	76,157,441
Residential Land and A&D	22,697,617	10,383,988	33,081,605	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	19,845,154	3,218,017	23,063,171	18,302,560	3,359,063	21,661,623
Commercial and Industrial	98,142,150	9,050,027	107,192,177	89,629,043	11,161,347	100,790,390
Consumer	9,640,205	383,186	10,023,391	10,127,525	870,843	10,998,368
	699,833,034	186,905,650	886,738,684	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(3,872,197)	—	(3,872,197)	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	1,048,200	(9,454)	1,038,746	1,021,167	(993)	1,020,174
	$697,009,037	$186,896,196	$883,905,233	$626,913,627	$220,334,963	$847,248,590

(1)

As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011 and of WSB Holdings, the parent company of WSB, in May 2013, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T and WSB (acquired).

Bank owned life insurance.  At September 30, 2014, we have invested $31.2 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB.  This represents a $637 thousand increase from December 31, 2013 as a result of interest earned on these policies.

Deposits.  At September 30, 2014, the deposit portfolio had increased to $1.0 billion, a $45.3 million or 4.65% increase over the December 31, 2013 level of $974.4 million.  Deposit growth during the nine month period was comprised of $18.6 million, or 8.12%, in non-interest bearing deposits and $26.7 million, or 3.59%, in interest bearing deposits.  Non-interest bearing deposits increased to $247.3 million from $228.7 million and interest bearing deposits increased to $772.3 million from $745.6 million.  During the nine month period deposit growth was comprised of $55.9 million in organic growth, which was partially offset by an intentional decline of interest bearing acquired deposits of $10.6 million (which we had previously anticipated) due to the high cost of these deposits.  The growth in our deposit base is due to our enhanced presence in our primary market and the surrounding areas as a result of our marketing efforts as well as the continued efforts of our cash management and financial services team.  We used some of these funds acquired from increased deposits to reduce our short term borrowings and expect to use the remainder to fund loan originations in the near future.

The following table outlines the increase in interest bearing deposits:

	September 30,	December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$355,500	$366,433	$(10,933)	(2.98)%
Interest bearing checking	327,754	294,050	33,704	11.46
Savings	89,090	85,143	3,947	4.64
Total	$772,344	$745,626	$26,718	3.59%

We acquire brokered certificates of deposit through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At September 30, 2014, we had $39.9 million in CDARS and $87.0 million in money market accounts through Promontory’s reciprocal deposit program compared to $27.4 million and $74.8 million, respectively, at December 31, 2013.  During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings.  Short-term borrowings consist of daily rate credit, short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments or are unsecured, re-price daily and have maturities of one to 270 days.  At December 31, 2013 we had $12.0 million of FHLB borrowings, which was repaid during the first quarter of 2014.  At September 30, 2014, we had no outstanding FHLB borrowings.  At September 30, 2014, we had no unsecured promissory notes and $35.6 million in secured promissory notes.  At December 31, 2013, such promissory notes were $7.8 million and $29.8 million, respectively.

Long-term borrowings consist of a promissory note related to Pointer Ridge for which we have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts by Pointer Ridge.  The outstanding balance on such promissory note was $6.0 million at both September 30, 2014 and December 31, 2013.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On September 30, 2014, we had $42.3 million in cash and due from banks, $30 thousand in interest bearing accounts, and $534 thousand in federal funds sold.  As of December 31, 2013, we had $28.3 million in cash and due from banks, $30 thousand in interest bearing accounts, and $712 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

During the extended period of turmoil in the financial markets, some institutions experienced large deposit withdrawals that caused liquidity problems.  We did not have any significant withdrawals of deposits or any liquidity issues.  Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $24.5 million at September 30, 2014.  Old Line Bank has an additional secured line of credit from the FHLB of $355.8 million at September 30, 2014.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $143.0 million of borrowings.  We may increase availability by providing additional collateral.  Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $35.6 million in repurchase agreements.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect increases of $590 thousand and $974 thousand, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $3.9 million for the general loan loss reserve during the nine months ended September 30, 2014.  The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at September 30, 2014.

			Minimum capital		To be well
	Actual		adequacy		capitalized
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)	$110,393	12.10%	$72,976	8%	$91,220	10%
Tier 1 capital (to risk weighted assets)	$106,829	11.71%	$36,488	4%	$54,732	6%
Tier 1 capital (to average assets)	$106,829	9.06%	$47,156	4%	$58,945	5%

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  These terms do not meet the criteria for, and are therefore not included in, non-performing assets.  Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in  determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect the Company’s interests.  Potential problem loans, which are not included in non-performing assets, amounted to $23.9 million at September 30, 2014 compared to $23.2 million at December 31, 2013.  At September 30, 2014, we had $13.6 million and $10.3 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $14.0 million and $9.2 million, respectively, at December 31, 2013.

Acquired Loans.  Loans acquired in mergers are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses.  Generally accepted accounting principles require that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our expectations or payment in full of amounts due. Purchased, credit-impaired loans that perform consistent with the accretable yield expectations are not reported as non-accrual or non-performing.

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At September 30, 2014, there was no allowance for loan losses on acquired loans compared to $532 thousand at December 31, 2013,  as a result of an increase in the expected cash flows subsequent to the acquisition dates.  Sixteen acquired loans were charged-off during the nine month period ending September 30, 2014 depleting the reserve established on acquired loans.

 Nonperforming Assets.  As of September 30, 2014, our nonperforming assets totaled $8.5 million and consisted of $4.6 million of nonaccrual loans, $1.2 million of loans 90 days or more past due and still accruing and other real estate owned of $2.7 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	September 30, 2014			December 31, 2013
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	—	$—	$309,767	$309,767
Residential Real Estate:
First Investment	300,631	—	300,631	—	—	—
First-Owner Occupied	—	—	—	—	429,144	429,144
Land and A&D	—	942,179	942,179	—	915,649	915,649
Commercial	—	—	—	—	—	—
Consumer	4,347	—	4,347	—	—	—
Total accruing loans 90 or more days past due	304,978	942,179	1,247,157	—	1,654,560	1,654,560
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$1,849,685	$55,912	$1,905,597	$1,849,685	$—	$1,849,685
Investment	—	—	—	—	376,050	376,050
Hospitality	—	—	—	4,473,345	—	4,473,345
Land and A&D	—	668,387	668,387	—	—	—
Residential Real Estate:
First-Investment	115,067	—	115,067	123,183	—	123,183
First-Owner Occupied	—	566,919	566,919	925,814	156,143	1,081,957
Land and A&D	—	—	—	—	130,532	130,532
Commercial	1,177,565	—	1,177,565	769,597	—	769,597
Consumer	120,641	—	120,641	14,426	—	14,426
Total Non-accruing loans:	3,262,958	1,291,218	4,554,176	8,156,050	662,725	8,818,775
	.
Other real estate owned (“OREO”)	475,291	2,224,555	2,699,846	475,291	3,836,051	4,311,342

Total non performing assets	$4,043,227	$4,457,952	$8,501,179	$8,631,341	$6,153,336	$14,784,677

Accruing Troubled Debt Restructurings
Residential Real Estate:
First-Owner Occupied	$—	$508,464	$508,464	$—	$579,583	$579,583
Commercial	—	84,145	84,145	—	87,387	87,387
Total Accruing Troubled Debt Restructurings	$—	$592,609	$592,609	$—	$666,970	$666,970

The table below reflects our ratios of our non-performing assets at September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.45%	1.01%
Total nonperforming assets as a percentage of total assets	0.33%	0.74%
Total nonperforming assets as a percentage of total loans held for investment	0.46%	1.01%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.96%	1.73%
Total nonperforming assets as a percentage of total assets	0.70%	1.27%
Total nonperforming assets as a percentage of total loans held for investment	0.96%	1.73%

The table below presents a breakdown of the recorded book balance of non-accruing loans at September 30, 2014 and December 31, 2013.

	September 30, 2014				December 31, 2013
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$1,849,685	$1,849,685	$178,434	1	$1,849,685	$1,849,685	$82,474
Hospitality	—	—	—	—	1	4,473,345	4,473,345	57,958
Residential Real Estate
First-Investment	1	115,067	115,067	14,886	1	123,183	123,183	10,362
First-Owner Occupied	—	—	—	—	2	925,814	925,814	51,453
Commercial	3	1,177,565	1,177,565	135,319	1	769,597	769,597	89,257
Consumer	1	120,641	120,641	3,935	2	14,426	14,426	147
Total non-accrual loans	6	3,262,958	3,262,958	332,574	8	8,156,050	8,156,050	291,651

Acquired (1)
Commercial Real Estate:
Investment	1	48,359	55,912	2,062	2	372,047	376,050	10,853
Land and A & D	2	680,110	668,387	11,880	—	—	—	—
Residential Real Estate
First-Investment	—	—	—	—	—	—	—	—
First-Owner Occupied	2	582,835	566,919	90,373	2	154,884	156,143	4,697
Land and A & D	—	—	—	—	3	131,031	130,532	2,638
Total non-accrual loans	5	$1,311,304	$1,291,218	$104,315	7	$657,962	$662,725	$18,188
Total all non-accrual loans	11	$4,574,262	$4,554,176	$436,889	15	$8,814,012	$8,818,775	$309,839

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

Non-performing legacy loans decreased $4.9 million from December 31, 2013 primarily due to one commercial/hotel loan and two residential real estate relationships that were removed from nonaccrual status.  The commercial/hotel loan was sold at foreclosure during the third quarter of 2014.

Non-performing acquired loans increased $628 thousand from December 31, 2013 primarily due to the addition of two commercial land and acquisition loans, offsetting the decrease in one commercial real estate investment loan and three residential lot loans.

At September 30, 2014, legacy OREO remained stable from December 31, 2013. One loan for $334 thousand was transferred into OREO and was sold during the third quarter.   At September 30, 2014, legacy OREO consisted of one property compared to one property at December 31, 2013.

At September 30, 2014, acquired OREO decreased by $1.6 million from December 31, 2013. The decrease in acquired OREO was driven by the sale of eight properties for $3.2 million, offset by $1.1 million transferred in to OREO during the nine months ended September 30, 2014.  We recorded net gains of $467 thousand during the nine month period ended September 30, 2014 compared to a net loss of $200 thousand during the nine month period ended September 30, 2013.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
Nine Months Ended September 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	85,285	1,306,924	935,162	63,681	2,391,052
Provision (credit) for loan losses for loans acquired with deteriorated credit quality	—	(40,123)	18,254	—	(21,869)
Recoveries	6,236	81	43,431	15,593	65,341
	586,572	4,836,277	1,838,081	102,807	7,363,737
Loans charged off	(2,000)	(2,680,026)	(754,329)	(55,185)	(3,491,540)
Ending Balance	$584,572	$2,156,251	$1,083,752	$47,622	$3,872,197
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,515	$—	$—	$30,160	$189,675
Other loans not individually evaluated	425,057	2,156,251	1,083,752	17,462	3,682,522
Acquired Loans:
Individually evaluated for impairment	—	—	—	—	—
Ending balance	$584,572	$2,156,251	$1,083,752	$47,622	$3,872,197

		Commercial	Residential	Other
December 31, 2013	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance					3,965,347
General provision for loan losses					1,289,153
Provision balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640
	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)
Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661
Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

The ratios of the allowance for loan losses are as follows:

	September 30, 2014	December 31, 2013

Total gross loans held for investment	0.44%	0.58%
Non-accrual loans	85.02%	60.71%
Net charge-offs to average loans	0.39%	0.07%

During the nine months ended September 30, 2014, we charged-off  $3.5 million in loans through the allowance for loan losses for four legacy loans for a total of $2.9 million; ten acquired loans from MB&T for $189 thousand and six acquired loans from WSB for $434 thousand.  The legacy loans consisted of one commercial/hotel loan, one residential real estate mortgage loan and two consumer loans.  The acquired loans consisted of eight residential mortgage real estate loans and eight consumer loans. The majority of the recoveries recorded to the allowance for loan losses were from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

The allowance for loan losses represented 0.44% and 0.58% of gross loans held for investment at September 30, 2014 and December 31, 2013, respectively and 0.55% and 0.76% of legacy loans at September 30, 2014 and December 31, 2013, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.  At December 31, 2013, the allowance for loan loss included a specific reserve of $1.3 million for one commercial/hotel loan which was subsequently charged-off and sold at foreclosure during the third quarter of 2014.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2014 and December 31, 2013, are as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$65,159	$62,249
Real estate-undisbursed development and construction	64,971	69,074
Consumer	15,136	15,873
	$145,266	$147,196
Standby letters of credit	$15,709	$17,306

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

Commitments for real estate development and construction, which totaled $64.9 million, or 44.7% of the $145.2 million of outstanding commitments at September 30, 2014, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended September 30, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$10,155,351	3.82%	3.71%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	294,770	0.11	0.11
Loans	95,323	0.04	0.04
Total tax equivalent adjustment	390,093	0.15	0.15
Tax equivalent interest yield	$10,545,444	3.97%	3.86%

Three months ended September 30, 2013

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$11,475,836	4.56%	4.28%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	286,755	0.11	0.11
Loans	171,348	0.07	0.07
Total tax equivalent adjustment	458,103	0.18	0.18
Tax equivalent interest yield	$11,933,939	4.74%	4.46%

Nine months ended September 30, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$31,126,123	4.01%	3.90%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	835,126	0.11	0.11
Loans	440,432	0.06	0.06
Total tax equivalent adjustment	1,275,558	0.17	0.17
Tax equivalent interest yield	$32,401,681	4.18%	4.07%

Nine months ended September 30, 2013

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$28,526,462	4.25%	4.15%
Tax equivalent adjustment
Federal funds sold	3	—	—
Investment securities	858,876	0.13	0.13
Loans	502,140	0.08	0.08
Total tax equivalent adjustment	1,361,019	0.21	0.21
Tax equivalent interest yield	$29,887,481	4.46%	4.36%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions,  including the expected impact of recent accounting pronouncements, maintenance of the net interest margin during the remainder of 2014, continued increases in net interest income, continued increases in salaries and benefit expenses and other operating expenses during 2014, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, being well positioned to capitalize on potential opportunities in the current and in a healthier economy, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected collections on acquired credit-impaired loans, expected loan, deposit,  balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the number of potential problem loans, continuing to meet regulatory capital requirements, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, planned branch closings and the anticipated associated costs and savings as a result of such closings and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; expenses associated with operating as a public company;  potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments.  Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position.  For information regarding our Quantitative and Qualitative Disclosure about Market Risk, see “Interest Rate Sensitivity Analysis and Interest Rate Risk Management” in Part I, Item 2 of this Form 10-Q.  We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2014 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2014.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not applicable

Item 5.Other Information

None

Item 6.Exhibits

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

Old Line Bancshares, Inc.

Date: November 7, 2014	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)