Form 10-K
period 2014-12-31
OLD LINE BANCSHARES INC
filed 2015-03-11
CIK 1253317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000‑50345

Old Line Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland State or other jurisdiction of incorporation or organization	20‑0154352 (I.R.S. Employer Identification No.)
1525 Pointer Ridge Place Bowie, Maryland (Address of principal executive offices)	20716 (Zip Code)

Registrant’s telephone number, including area code: (301) 430‑2500

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	Name of exchange on which registered
(Title of each class)	The NASDQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the common equity held by non‑affiliates was $131.2 million as of June 30, 2014 based on a sales price of $15.76 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2014 as reported by the NASDAQ Stock Market LLC.

The number of shares outstanding of the issuer’s Common Stock was 10,810,930 as of March 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10‑K.

OLD LINE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

2

PART I

Item 1.

Cautionary Note About Forward Looking Statements

Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors”, and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and elsewhere in this annual report constitute forward looking statements. These forward‑looking statements include: (a) our objectives, expectations and intentions, including (i) branch retention and market expansion, (ii) expected savings from the closure of four branch locations in 2014, (iii) statements regarding anticipated changes in non‑interest expenses and that net interest income will continue to increase during 2015, (iv) anticipated changes in rental income, (v) maintenance of the net interest margin, (vi) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (vii) Old Line Bancshares being well positioned to capitalize on potential opportunities in the current and in a healthier healthy economy, (viii) expected losses on and our intentions with respect to our investment securities, (ix) earnings on bank owned life insurance, and (x) continued use of brokered deposits for funding; (b) sources of and sufficiency of liquidity; (c) the adequacy of the allowance for loan losses; (d) expected loan, deposit, asset, balance sheet and income and earnings growth; (e) expectations with respect to the impact of pending legal proceedings; (f) improving earnings per share and stockholder value; (g) that income from our Silver Spring loan production office will continue to offset associated costs; (h) the impact of pending legal proceedings; (i) the impact of recent accounting pronouncements; and (j) financial and other goals and plans.

Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others: the risk that Old Line Bancshares our ability to retain key personnel; our ability to successfully implement our growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd‑Frank Act”); that the market value of our investments could negatively impact stockholders’ equity; risks associated with or lending limit; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry generally; and other risks otherwise discussed in this report, including under “Item 1A. Risk Factors.”

Our actual results and the actual outcome of our expectations and strategies could differ materially from those anticipated or estimated because of these risks and uncertainties and you should not put undue reliance on any forward‑looking statements. All forward‑looking statements speak only as of the date of this filing, and we undertake no obligation to update the forward‑looking statements to reflect factual assumptions, circumstances or events that have changed after we have made the forward‑looking statements.

Business

Old Line Bancshares, Inc.  was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares, Inc. is to own all of the capital stock of Old Line Bank.

On May 22, 2003, the stockholders of Old Line Bank approved the reorganization of Old Line Bank into a holding company structure. The reorganization became effective on September 15, 2003. In connection with the reorganization, (i) Old Line Bank became our wholly‑owned subsidiary and (ii) each outstanding share (or fraction thereof) of Old Line Bank common stock was converted into one share (or fraction thereof) of Old Line Bancshares, Inc. common stock, and the former holders of Old Line Bank common stock became the holders of all our outstanding shares.

Our primary business is to own all of the capital stock of Old Line Bank. We also have an investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We own 62.50% of Pointer Ridge.

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

Old Line Bank is a Maryland chartered trust company (with all of the powers of a commercial bank). Old Line Bank does not exercise trust powers and is regulators is the same as a Maryland Chartered commercial bank.  As of December 31, 2014, Old Line Bank was a member of the Federal Reserve System and its primary federal regulator was the Federal Reserve Board. On March 6, 2015, Old Line Bank, cancelled its stock in the Federal Reserve Bank of Richmond, thus terminating its status as a member of the Federal Reserve System.  As a result, its primary regulator will be the Federal Deposit Insurance Corporation (“FDIC”) and as of that date it is subject to regulation, supervision and regular examination by the Maryland Commissioner of Financial Regulation (the “Commissioner”) and the FDIC. Deposits of Old Line Bank are insured to the maximum legal limits by the Deposit Insurance Fund of the FDIC.

The Bank is subject to regulation supervision and regular examination by the Maryland Commissioner of Financial Regulation and the Federal Deposit Insurance Corporation and our deposits insured by the FDIC..

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

Recent Mergers and Acquisitions

WSB Holdings, Inc.  On May 10, 2013, Old Line Bancshares acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”). In connection with the acquisition, WSB was merged with and into Old Line Bank, with Old Line Bank the surviving bank. We acquired five WSB branches, its headquarters building and it’s established mortgage origination group in this acquisition.  The mortgage origination group originates residential real estate loans for our portfolio and loans classified as held for sale to be sold in the secondary market.  Two of the acquired branches were closed on December 31, 2014.

The acquisition increased Old Line Bancshares, Inc.’s total assets by more than $310 million immediately after closing. As a result of this acquisition, Old Line Bank is the fourth largest independent commercial bank based in Maryland, with assets of more than $1.2 billion and 19 full service branches serving five counties.

Maryland Bankcorp, Inc.  On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”). In connection with the acquisition, MB&T was merged with and into Old Line Bank, with Old Line Bank the surviving bank. The acquisition of MB&T’s ten full‑service branches expanded our market presence in Calvert and St. Mary’s counties. The acquisition increased Old Line Bancshares, Inc.’s total assets by more than $349 million immediately after closing to approximately $750 million.  Two of the acquired branches were closed on December 31, 2014.

For more information regarding our mergers and acquisitions, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mergers and Acquisitions” and Note 2—Acquisition of WSB Holdings, Inc. in the Notes to our Consolidated Financial Statements.

Location and Market Area

We consider our current primary market area to consist of the suburban Maryland (Washington, D.C. suburbs) Counties of Anne Arundel, Calvert, Charles, Prince George’s, Montgomery and St. Mary’s. The economy in our current primary market area has focused on real estate development, high technology, retail and the government sector.

Our headquarters and a branch are located at 1525 Pointer Ridge Place, Bowie, Prince George’s County, Maryland. A critical component of our strategic plan and future growth is Prince George’s County. We currently have eight branch locations and four loan production offices in Prince George’s County. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore. As a result of the acquisition of WSB, we acquired the building located at 4201 Mitchellville Road, Bowie, Maryland which houses a branch and our mortgage group.  This loan production office primarily originates loans sold in the secondary market and has expanded our presence in the surrounding counties of the Washington D.C. metro area.

We currently have four branch offices and a loan production office located in Charles County, Maryland. Just 15 miles south of the Washington Capital Beltway, Charles County is the gateway to Southern Maryland. The northern part of Charles County is the “development district” where the commercial, residential and business growth is focused. Waldorf, White Plains and the planned community of St. Charles are located here.

Four of our branch offices are located in Anne Arundel County, Maryland. We have one in Annapolis that we opened in September 2008 that we relocated and expanded to include a loan production office in 2011. We have another branch that we opened in Crofton in July 2009. We have two remaining branches that were acquired in the WSB acquisition, located in Millersville and Odenton.  Anne Arundel County borders the Chesapeake Bay and is situated in the high tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living to many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.

We expanded our presence in Calvert and St. Mary’s  Counties in 2011 as a result of the MB&T acquisition. The unemployment rates in Calvert and St. Mary’s Counties are among the lowest in the state of Maryland and also consistently rank below the national average. Calvert County, located approximately 25 miles southeast of Washington, D.C., is one of several Maryland counties that comprise the Washington Metropolitan Area and is adjacent to Anne Arundel, Prince George’s, St. Mary’s and Charles Counties. Major employers in Calvert County include municipal and government agencies and Constellation Energy. We have two branches and a loan production office in Calvert County. In St. Mary’s

County, we have two branch and one loan production office. St. Mary’s County is located approximately 35 miles southeast of Washington, D.C. It is adjacent to Charles and Calvert Counties and is home to the Patuxent River Naval Air Station, a major naval air testing facility on the east coast of the United States.

On September 26, 2014, we announced plans to realign branch offices within our footprint, which includes the closing and consolidation of four branches.  In this regard, we closed four branches closed  on December 31, 2014 which were our Crofton Centre, Lexington Park, Solomons and Waldorf Charles County Plaza.  All of these former branches had existing Old Line Bank branches within close proximity.  The closing of the branches will result in an estimate pre-tax cost savings of approximately $1.6 million in 2015.  These branches are excluded from the branch count above.

During the first quarter of 2013, we opened a loan production office located at 12501 Prosperity Drive, Suite 215, Silver Spring, in Montgomery County, Maryland. We have a Senior Vice President with over 30 years of banking experience leading this office. This office allows us to continue to expand our services to the Montgomery County market. We anticipate that the individuals in this office will continue to generate sufficient interest and non‑interest income to more than offset the cost associated with this office. Montgomery County is located just to the north of Washington, D.C., and is adjacent to Frederick, Howard and Prince George’s Counties in Maryland and Loudoun and Fairfax Counties in Virginia. Montgomery County is an important business and research center and is the third largest biotechnology cluster in the United States. The U.S. Department of Health and Human Services, the U.S. Department of Defense, and the U.S. Department of Commerce are among the top county employers. Several large firms are also based in the county, including Marriott International, Lockheed Martin, GEICO, Discovery Communications and the Travel Channel. Montgomery County has the eleventh highest median household income in the U.S., and the second highest in the state of Maryland.

Lending Activities

General.  Our primary market focus is on making loans to small and medium size businesses, entrepreneurs, professionals, consumers and high net worth clients in our primary market area. Our lending activities consist generally of short to medium term commercial business loans, commercial real estate loans, real estate construction loans, home equity loans and consumer installment loans, both secured and unsecured.  We also originate residential loans for sale in the secondary market in addition to originating residential loans we maintain in our portfolio.

Credit Policies and Administration.  We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, prior to funding, the loan committee consists of four independent members of the board of directors and three executive officers.  Approval by a majority vote of the loan committee is required for all credit decisions in excess of a lending officer’s lending authority. Management believes that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial condition of our borrowers and the concentrations of loans in the portfolio.

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

Commercial Real Estate Lending.  We finance commercial real estate for our clients, usually for owner occupied properties. We generally will finance owner occupied commercial real estate at a loan to value that does not exceed  80%. Our underwriting policies and processes focus on the clients’ ability to repay the loan as well as an assessment of the underlying real estate. We originate commercial real estate loans on a fixed rate or adjustable rate basis. Usually, these rates adjust during a three, five or seven year time period based on the then current treasury or prime rate index. Repayment terms generally include amortization schedules ranging from three years to 25 years with principal and interest payments due monthly and with all remaining principal due at maturity. We also make commercial real estate construction loans, primarily for owner‑occupied properties.

Commercial real estate lending entails significant additional risks as compared with residential mortgage lending. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay. We attempt to mitigate these risks by carefully underwriting these loans. Our underwriting generally includes an analysis of the borrower’s capacity to repay, the current collateral value, a cash flow analysis and review of the character of the borrower and current and prospective conditions in the market. We generally limit loans in this category to 75%‑80% of the value of the property and require personal and/or corporate guarantees. For loans of this type in excess of $250,000, we monitor the financial condition and operating performance of the borrower through a review of annual tax returns and updated financial statements. In addition, we will meet with the borrower and/or perform site visits as required.

Hospitality loans are segregated into a separate category under commercial real estate.  An individual review of these loans indicate that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout our market area.

Residential Real Estate Lending.  We offer a variety of consumer oriented residential real estate loans. A portion of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 80%. We also offer fixed rate home improvement loans. Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%. We also consider the borrower’s length of employment and prior credit history in the approval process. We require borrowers to have a credit score of 640. We do not have any subprime residential real estate loans.

We obtain detailed loan applications to determine a borrower’s ability to repay and verify the more significant items on these applications through credit reports, financial statements and confirmations. We also require appraisals of collateral and title insurance on secured real estate loans.

A portion of this segment of the loan portfolio consists of funds advanced for construction of custom single family residences, (where the home buyer is the borrower), financing to builders for the construction of pre‑sold homes, and loans for multi‑family housing. These loans generally have short durations, meaning maturities typically of nine months or less. Residential houses, multi‑family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. The vast majority of these loans are concentrated in our primary market area.

Construction lending entails significant risk. These risks generally involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. An appraisal of the property estimates the value of the project “as is” and “as if” completed. Thus, initial funds are advanced based on the current value of the property, with the remaining construction funds advanced under a budget sufficient to successfully complete the project within the “as completed” loan to value. To further mitigate these risks, we generally limit loan amounts to 80% or less of appraised values, obtain first lien positions on the property securing the loan, and adhere to established underwriting procedures. In addition, we generally offer real estate construction financing only to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take‑out” (conversion to a permanent mortgage upon completion of the project). We also perform a complete analysis of the borrower and the project under construction. This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take‑out,” the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion basis. We inspect each project as needed prior to advancing funds during the term of the construction loan.  We may provide permanent financing on the same projects for which we have provided the construction financing.

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established from time to time by Fannie Mae and Freddie Mac for secondary market resale purposes. This amount for single‑family residential loans currently varies from $417,000 up to a maximum of $625,500 for certain high‑cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $625,500. The Washington, D.C. and Baltimore areas are both considered high‑cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans sold in the secondary market, we require a credit score or 640 with some exceptions to 620 for veterans.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held‑for‑sale.  The premium is recorded in gain on sale of loans in non‑interest income, net of commissions paid to the loan officers.

Land Acquisition and Development Lending.  These loans usually include funding for the acquisition and development of unimproved properties to be used for residential or non‑residential construction. We may provide permanent financing on the same projects for which we have provided the construction financing.

Land, acquisition and development lending, while providing higher yields, may also have greater risks of loss than long‑term residential mortgage loans on improved, owner‑occupied properties.

The Bank generally makes land acquisition loans with terms of up to three years and loan to value ratios of up to 65%, and land development loans with terms of up to two years and loan‑to value ratios of up to 75%.

The primary loan‑specific risk in land and land development are: unemployment: deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors creates a risk of default, and that an appraisal on the collateral is not reflective of the true property value.  Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

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

Lending Limit.  As of December 31, 2014, our legal lending limit for loans to one borrower was approximately $17.4 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce credit exposure. However, this strategy may not always be available.

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

Other Banking Products

We offer our customers safe deposit boxes, wire transfer services, debit cards, prepaid cards, automated teller machines at all of our branch locations, investment services and credit cards through a third party processor. Additionally, we provide Internet and mobile banking capabilities to our customers. With our Internet banking service, our customers may view their accounts on line and electronically remit bill payments. Our commercial account services include direct deposit of payroll for our commercial clients’ employees, an overnight sweep service, lockbox services and remote deposit capture service. We also provide our customers investment services including investment management, estate and succession planning and brokerage services.

Deposit Activities

Deposits are the major source of our funding. We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. We believe that we pay competitive rates on our interest bearing deposits. As a relationship oriented organization, we generally seek to obtain deposit relationships with our loan clients.

As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. We do use brokered deposits as a funding mechanism. Our primary source of brokered deposits is the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account and money market registry services, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network. At December 31, 2014, we also have $18.0 million in brokered deposits from the WSB acquisition.   We did not purchase brokered deposits from any other source during 2014.

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

Employees

As of December 31, 2014, we had 213  full time and 15 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good.

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

Old Line Bancshares, Inc.

Old Line Bancshares, Inc. is a Maryland corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are subject to regulation by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”) and the Commissioner, and are required to file periodic reports and any additional information that the Federal Reserve Board and Commissioner may require. The Federal Reserve Board and the Commissioner regularly examine the operations and condition of Old Line Bancshares. In addition, the Federal Reserve Board and the Commissioner have enforcement authority over Old Line Bancshares, which includes the power to remove officers and directors and the authority to issue cease and desist orders to prevent Old Line Bancshares from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Under the Bank Holding Company Act, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the “source of strength” doctrine. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non‑bank subsidiary (other than a non‑bank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non‑bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk‑weighted assets. See ““—Capital Adequacy Guidelines.” The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

The status of Old Line Bancshares, Inc. as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to Maryland corporations generally, including, without limitation, certain provisions of the federal securities laws.

Old Line Bank

Old Line Bank is a Maryland chartered trust company (with all of the powers of a commercial bank). As of December 31, 2014, Old Line Bank was a member of the Federal Reserve System and its primary federal regulator was the Federal Reserve Board. On March 6, 2015, Old Line Bank, cancelled its stock in the Federal Reserve Bank of Richmond, thus terminating its status as a member of the Federal Reserve System.  As a result, its primary regulator will be the Federal Deposit Insurance Corporation (“FDIC”) and as of that date it will be subject to regulation, supervision and regular examination by the Commissioner and the FDIC. Deposits of Old Line Bank are insured to the maximum legal limits by the Deposit Insurance Fund of the FDIC. The regulations of these various agencies govern most aspects of Old Line Bank’s business, including required reserves against deposits, lending, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. In addition, Old Line Bank is subject to numerous federal, state and local laws and regulations that set forth specific requirements with respect to extensions of credit, credit practices, disclosure of credit terms, and discrimination in credit transactions.

The FDIC and the Commissioner regularly examine the operations and condition of Old Line Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of Old Line Bank’s depositors and the Deposit Insurance Fund. In addition, Old Line Bank is required to furnish quarterly and annual reports to the FDIC. The enforcement authority of the FDIC and Commissioner include the power to remove officers and directors and the authority to issue cease‑and‑desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

The FDIC has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk‑weighted assets. See “—Capital Adequacy Guidelines.” FDIC regulations and State law limit the amount of dividends that Old Line Bank may pay to Old Line Bancshares, Inc. See “—Dividends.”

Capital Adequacy Guidelines

The federal bank regulatory agencies have adopted risk based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off balance sheet items. Pursuant to the Federal Deposit Insurance Corporation Improvement Act the agencies have established five capital tiers for depository institutions: well‑capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain discretionary, and under certain circumstances, mandatory, actions by regulators that could have a direct material adverse effect on Old Line Bank’s financial condition.

The federal bank regulatory agencies have established a minimum 3.0% leverage capital ratio (Tier 1 capital to total adjusted assets) requirement for the most highly rated banks and bank holding companies, with an additional cushion of at least 100 to 200 basis points for all other banks and bank holding companies, which effectively increases the minimum leverage capital ratio for such other banks to 4.0% - 5.0% or more. Under the applicable regulations, the highest rated banks and bank holding companies are those that the federal bank regulatory agencies determine are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those that are considered a strong banking organization.

There are two main categories of capital under the capital adequacy guidelines. Tier 1 capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock) and, in certain circumstances and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets, and certain other deductions. Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate‑term preferred stock and, subject to limitations, general allowances for credit losses. Tier 2 capital is limited to the amount of Tier 1 capital. Under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in regulatory capital; however, Old Line Bank may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from regulatory capital. If Old Line Bank does not make this election, unrealized gains and losses, net of taxes, on certain financial instruments, including available-for-sale-securities, will be included in the calculation of Old Line Bank’s regulatory capital.  The permanent opt-out election must be made by Old Line Bank on its Call Report for the first reporting period after January 1, 2015 and Old Line Bancshares, Inc. must make the same election as Old Line Bank. Old Line Bank intends to make this election.

In addition to the minimum leverage requirements, banks and bank holding companies are expected to maintain minimum ratios of capital to risk-weighted assets, or “risk-based capital ratios.” Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets. Under rules in effect through December 31, 2014, banks and bank holding companies must maintain a minimum required Tier 1 risk-based capital ratio of 4% and a minimum required total risk-based capital ratio of 8%. Total capital consists of Tier 1 capital plus Tier 2 capital, less certain required deductions. In July 2013, the federal bank regulatory agencies issued a final rule implementing the capital standards of the Basel Committee on Banking Supervision and the minimum capital requirements and certain other provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new minimum common equity Tier 1 risk-based capital ratio requirement of 4.5%, a minimum Tier 1 risk-based capital ratio requirement of 6%, a minimum total risk-based capital ratio requirement of 8% and a minimum leverage ratio requirement of 4%. The new capital requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. Additionally, subject to a transition schedule, the rule limits a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized. Under these regulations, as in effect through December 31, 2014, a bank was considered to be: (i) “well capitalized” if it had total risk-based capital of 10% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5% or more, and was not subject to any written capital order or directive; (ii) “adequately capitalized” if it had total risk-based capital of 8% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it had total risk-based capital of less than 8%, Tier I risk-based capital of less than 4% or Tier I leverage capital of less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it had total risk-based capital of less than 6%, Tier I risk-based capital less than 3%, or Tier I leverage capital of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets was equal to or less than 2%. Under certain circumstances, the bank regulatory agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the bank regulatory agency may not reclassify a significantly undercapitalized institution as critically undercapitalized).  As of December 31, 2014, Old Line Bank was “well capitalized” for this purpose and its capital exceeded all applicable requirements.

Under the amended prompt corrective action regulations, effective January 1, 2015, a bank is considered “well capitalized” if it: (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater; (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2014, Old Line Bank remained “well capitalized” for this purpose and its capital exceeded all applicable requirements.

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Act (“FDIA”) requires federal bank regulatory agencies to establish certain non‑capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Deposit Insurance Assessments

The deposits of Old Line Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd‑Frank Act permanently increased the FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000. The FDIC assesses deposit insurance premiums on all insured depository institutions. Under the FDIC’s risk‑based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky to the deposit insurance fund paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking, The FDIC’s current system represents a change, required by the Dodd‑Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits. Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Maryland Regulatory Assessment

The Commissioner assesses state chartered banks to cover the expense of regulating banking institutions. Old Line Bank’s asset size determines the amount of the assessment. In 2014, we paid $115 thousand to the Commissioner.

Transactions with Affiliates and Insiders

Federal and Maryland law impose restrictions on certain transactions between Maryland commercial banks and their insiders and affiliates. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If the executive committee approves such a loan, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non‑officer employees of the bank are exempt from the law’s coverage. Under federal law, section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O govern extensions of credit made by a bank to its directors, executive officers, and principal stockholders (“insiders”). Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. Further, such extensions may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Extensions of credit in excess of certain limits must be also be approved by the board of directors. All of Old Line Bank’s loans to its and Old Line Bancshares’ executive officers, directors and greater than 10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation O.

Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such bank’s capital stock and surplus. An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized in accordance with regulatory requirements and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low‑quality asset from an affiliate. Section 23B of the Federal Reserve Act applies to covered transactions as well as certain other transactions between a bank and its affiliates and Section 23B and Regulation W require that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to non‑affiliates. Regulation W generally excludes a bank subsidiary from treatment as an affiliate unless the subsidiary is a depository institution, a financial subsidiary, directly controlled by an affiliate or controlling shareholder of the bank, or unless the Federal Reserve Board or other appropriate federal regulator determines by regulation or order to treat the subsidiary as a bank affiliate. All of Old Line Bank’s transactions with its affiliates comply with the applicable provisions of Sections 23A and 23B and Regulation W.

We have entered into banking transactions with our directors and executive officers and the business and professional organizations in which they are associated in the ordinary course of business. We make such loans and loan commitments in accordance with all applicable laws.

Loans to One Borrower

Old Line Bank is subject to statutory and regulatory limits on the amount that it may lend to a single borrower or group of related borrowers. Generally, the maximum amount of total outstanding loans that Old Line Bank may have to any one borrower at any one time is 15% of Old Line Bank’s unimpaired capital and unimpaired surplus. Old Line Bank may lend an additional amount, equal to 10% of its unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

Liquidity

Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equaled to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board’s Regulation D, which applies to all depository institutions. Beginning on January 1, 2014, amounts in transaction accounts above $13.3 million and up to $89.0 million must have reserves held against them in the ratio of 3% of the amount. Amounts above $89.0 million require reserves of $2,013,000 plus 10 percent of the amount in excess of $89.0 million. Beginning in January 2015, amounts in transaction accounts above $14.5 million and up to $103.6 million must have reserves held against them in the ratio of 3% of the amount. Amounts above $103.6 million require reserves of $2,673,000 plus 10 percent of the amount in excess of $103.6 million. Old Line Bank is in compliance with its reserve requirements currently and at December 31, 2014.

Dividends

Old Line Bancshares, Inc. is a legal entity separate and distinct from Old Line Bank. Virtually all of Old Line Bancshares, Inc.’s revenue available for the payment of dividends on its common stock results from dividends paid to Old Line Bancshares, Inc. by Old Line Bank. Under Maryland law, Old Line Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if Old Line Bank’s surplus is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, the FDIC have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Old Line Bank being in an unsafe and unsound condition.

Community Reinvestment Act

Old Line Bank is required to comply with the Community Reinvestment Act (“CRA”) regardless of its capital condition. The CRA requires that, in connection with its examinations of Old Line Bank, the FDIC evaluates the record of Old Line Bank in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Old Line Bank received a “Satisfactory” rating in its latest CRA examination.

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

Anti‑Money Laundering and OFAC

Under federal law, financial institutions must maintain anti‑money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

Consumer Protection Laws

Old Line Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine Old Line Bank for compliance with CFPB rules and will enforce CFPB rules with respect to Old Line Bank.

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

Sarbanes‑Oxley Act of 2002

The Sarbanes‑Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have prepared policies, procedures and systems designed to ensure compliance with the Sarbanes‑Oxley Act and related regulations.

Other Legislative and Regulatory Initiatives

In addition to the Dodd‑Frank Act and the regulations that have been or will be promulgated thereunder, new proposals may be introduced in the United States Congress and in the Maryland Legislature and before various bank regulatory authorities that would alter the powers of, and restrictions on, different types of banking organizations and which would restructure part or all of the existing regulatory framework for banks, bank holding companies and other providers of financial services. Moreover, other bills may be introduced in Congress which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the regulatory framework. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which any new regulation or statute may affect our business.

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

Item 1A.  Risk Factors

You should consider carefully the following risks, along with other information contained in this Form 10‑K. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Any of the following events, should they actually occur, could materially and adversely affect our business and financial results.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.  We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break‑ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break‑ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, and inhibit current and potential customers from our Internet banking services, any or all of which could have a material adverse effect on our results of operations and financial condition. Each year, we add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches including firewalls and penetration testing, but there can be no assurance that such security measures will be effective in preventing such breaches, damage or failures. We continue to monitor developments in this area and consider whether additional protective measures are necessary or appropriate, and we have obtained insurance protection intended to cover losses due to network security breaches; there is no guarantee, however, that such insurance, would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

We rely on certain external vendors. Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications.  Our operations are exposed to risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus.  While we have comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection, to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of our operations.

A  worsening of current economic conditions could adversely affect our results of operations and financial condition.  Changes in prevailing economic conditions, including declining real estate values, changes in interest rates that may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results. Although the U.S. economy has emerged from the severe recession that occurred in 2007 through 2009, economic growth has been slow and

uneven, and employment growth remains weak.   Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Although signs of stability have emerged, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future. Further continuing economic uncertainty, including regarding concerns about U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending, may hamper the ongoing recovery or otherwise negatively impact economic conditions going forward. In addition, an increase in unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Although the adverse economic climate during the past several years has not severely impacted us due to our strict underwriting standards, any adverse changes in the economy going forward, including decreases in current real estate values, increased unemployment or the economy moving back into a recession, could have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

A worsening of credit markets and economic conditions could adversely affect our liquidity.  Old Line Bank must maintain sufficient liquidity to ensure cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes. We obtain funding through deposits and various short term and long term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta and others. Economic uncertainty and disruptions in the financial system may adversely affect our liquidity. Dramatic declines in the housing market and falling real estate prices coupled with increased foreclosures and unemployment, resulted in significant asset value write downs by financial institutions during and after the recent recession, including government sponsored entities and investment banks. These investment write downs have caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity. To mitigate this risk, we closely monitor our liquidity and maintain a line of credit with the Federal Home Loan Bank and have received approval to borrow from the Federal Reserve Bank of Richmond.

Our concentrations of loans in various categories may also increase the risk of credit losses.  We currently invest more than 25% of our capital in various loan types and industry segments, including commercial real estate loans and loans to the hospitality industry (hotels/motels). While declines in the local commercial real estate market following the most recent recession have not caused the collateral securing our loans to exceed acceptable loan to value ratios, a deterioration in the commercial real estate market could cause deterioration in the collateral securing these loans and/or a decline in our customers’ earning capacity. This could negatively impact us. Although we have made a large portion of our hospitality loans to long term, well established operators in strategic locations, a decline in the occupancy rate in these facilities could negatively impact their earnings. This could adversely impact their ability to repay their loan, which would adversely impact our net income.

Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and our growth strategy.  The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy, ability to attract and retain personnel and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.  Further, if we are not in compliance with such requirements, we could be subject to fines or other regulatory action that could restrict our ability to operate or otherwise have a material adverse effect on our business and financial condition.  Although we believe we are material compliance with all applicable regulations, it is possible there are violations of which we are unaware that could be discovered by our regulators in the course of an examination or otherwise, which could trigger such fines or other adverse consequences.

In addition, because federal regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal regulation of financial institutions may change in the future and impact our operations. In light of the performance of and government intervention in the financial sector, there will be significant changes to the banking and financial institutions’ regulatory agencies in the future.  Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors.

The Capital rules that were issued require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.    In July 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over a period of time beginning in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Regulations pursuant to the Dodd‑Frank Act may adversely impact our results of operations, liquidity or financial condition.  The Dodd‑Frank Act represents a comprehensive overhaul of the U.S. financial services industry. The Dodd‑Frank Act requires the CFPB and other federal agencies to implement many new and significant rules and regulations to implement its various provisions. There are a number of regulations under the Dodd‑Frank act that have not yet been proposed or adopted. We will not know the full impact of the Dodd‑Frank Act on our business until regulations implementing the statute are adopted and implemented, which could be years. As a result, we cannot predict the full extent to which the Dodd‑Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Because we serve a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse.  Our current primary market area consists of the suburban Maryland (Washington, D.C. suburbs) Counties of Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s. We may expand in contiguous northern and western Counties, such as Howard County, Maryland. However, broad geographic diversification is not currently part of our community bank focus. Overall, during and following the most recent recession, the business environment has negatively impacted many businesses and households in the United States and worldwide. Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values. As a result, if our market area should suffer another economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. In particular, due to the proximity of our primary market area to Washington, D.C., decreases in spending by the Federal government could impact us more than banks that serve a larger or a different geographical area. Our larger competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area. Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

We originate and retain in our portfolio residential mortgage loans. A downturn in the local real estate market and economy could adversely affect earnings.  Our loan portfolio includes residential mortgage loans that we originate. Although the local real estate market and economy in our primary market areas have performed better than many other markets, a downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

We may not have adequately assessed the fair value of the acquired assets and liabilities.  Current accounting guidance requires that we record assets and liabilities at their estimated fair values on the purchase date. The determination of fair value requires that we consider a number of factors including the remaining life of the acquired loans and deposits, estimated prepayments or withdrawals, estimated loss ratios, estimated value of the underlying collateral, and the net present value of expected cash flows. Actual deviations from these predicted cash flows, maturities or repayments or the underlying value of the collateral may mean that our present value determination is inaccurate. This may cause fluctuations in interest income, non‑interest income, provision expense, interest expense and non‑interest expense and negatively impact our results of operations.

New regulations restrict our ability to originate residential real estate loans.    A CFPB rule, effective January 10, 2014, is designed to clarify for lenders how they can avoid legal liability under the Dodd‑Frank Act, which would otherwise hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition set forth in the rule will be presumed to have complied with the new ability‑to‑repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features.

The rule also establishes general underwriting criteria for qualified mortgages, including that the consumer must have a total (or “back end”) debt‑to‑income ratio that is less than or equal to 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower on the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages limits our ability to make residential mortgage loans that include a balloon payment, and may cause us to decide to limit certain types of other loans or loans to certain borrowers, and would make it more costly and/or or time consuming to make these loans, which could limit our growth or profitability.

In addition, the Dodd‑Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies issued a final rule to implement this requirement on October 21, 2014.  The final rule aligns the definition of “qualified residential mortgage” with the definition of “qualified mortgage” issued by the CFPB for purposes of its regulations..  The final rule is effective February 23, 2015.  Compliance with the final rule is required beginning December 24,  2015 with respect to asset-backed securities collateralized by residential mortgages, and beginning December 24, 2016 with respect to all other classes of asset-backed securities,.  The final rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make loans.

We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations and our business could suffer.  Our success depends substantially on the skills and abilities of our executive management team, including James W. Cornelsen, our President and Chief Executive Officer, Joseph E. Burnett, our Executive Vice President and Chief Lending Officer, John Miller, our Executive Vice President and Chief Credit Officer, and Mark A. Semanie, our Executive Vice President, Chief Operating Officer. Although we have entered into employment agreements with Messrs. Cornelsen, Burnett, Miller and Semanie, the existence of such agreements does not assure that we will retain their services. These executives provide valuable services to us and would be difficult to replace.

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

Our growth and expansion strategy may not be successful.  Our ability to grow depends upon our ability to attract new deposits, identify loan and investment opportunities and maintain adequate capital levels. We may also grow through acquisitions of existing financial institutions or branches thereof. There are no guarantees that our expansion strategies will be successful. Also, in order to effectively manage our anticipated and/or actual loan growth we have and may continue to make additional investments in equipment and personnel, which also will increase our non‑interest expense. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially and adversely affect our financial performance.

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

As of December 31, 2014, commercial and industrial and commercial real estate mortgage loans comprise approximately 76.24% of our loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans. A deterioration of one or a few of these loans could cause a significant increase in non‑performing loans. Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge‑offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

The market value of our investments could negatively impact stockholders’ equity.  We have designated all of our investment securities portfolio (or 13.2% of total assets) at December 31, 2014 as available for sale. We “mark to market” temporary unrealized gains and losses in the estimated value of the available for sale portfolio and reflect this adjustment as a separate item in stockholders’ equity, net of taxes. As of December 31, 2014, we had temporary unrealized losses in our available for sale portfolio of $147 thousand (net of taxes). As a result of the recent economic recession and the continued economic slowdown, several municipalities continue to report budget deficits and companies continue to report lower earnings. These budget deficits and lower earnings could cause temporary and other than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.

Any future issuances of common stock in connection with acquisitions or otherwise could dilute your ownership of Old Line Bancshares.  We may use our common stock to acquire other companies or to make investments in banks and other complementary businesses in the future. We may also issue common stock, or securities convertible into common stock, through public or private offerings, in order to raise additional capital in connection with future acquisitions, to satisfy regulatory capital requirements or for general corporate purposes. Any such stock issuances would dilute your ownership interest in Old Line Bancshares and may dilute the per‑share value of the common stock.

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

We face limits on our ability to lend.  The amount of our capital limits the amount that we can loan to a single borrower. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2014, we were able to lend approximately $17.4 million to any one borrower. This amount is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

Additional capital may not be available when needed or required by regulatory authorities.  Federal and state regulatory authorities require us to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance future acquisitions, if any, or we may otherwise elect or our regulators may require that we raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Current conditions in the capital markets may be such that traditional sources of capital may not be available to us on reasonable terms if we needed to raise additional capital. Accordingly, we may not be able to raise additional capital if needed or on terms that are favorable or otherwise not dilutive to existing stockholders. If we cannot raise additional capital when needed, or on desirable terms, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Consumers may decide not to use banks to complete their financial transactions.  Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that they have historically held as bank deposits in brokerage accounts, mutual funds or general‑purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2014, we operate a total of 19 branch locations and six loan production offices. Our headquarters is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County. Pointer Ridge Office Investment, LLC, an entity in which we have an approximately $437 thousand investment and a 62.50% ownership interest, owns this property. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge.  We also own the property and building located at 4201 Mitchellville Road, Bowie, Maryland, which we acquired in the acquisition of WSB Holdings. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $34.3 million at December 31, 2014.

During the second half of 2014, we took steps to realign branch offices within our footprint, which included the closing and consolidation of four branches on December 31, 2014. The branches closed were Crofton Centre, Lexington Park, Solomons and Waldorf Charles County Plaza.  All of these branches had existing Old Line Bank branches within close proximity.  The closings and consolidations are a result of an evaluation that measured near-term growth potential in the current locations as well as the Bank's ability to continue to service clients' needs at nearby locations.

Legacy Properties
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Accokeek	15808 Livingston Road Accokeek, Maryland	12/1995	1,218	Owned
Annapolis	2530 Riva Road Annapolis, Maryland	9/2011	3,899	$16,079	10yrs 7mos	(2) 5 years
Bowie Suite 100	1525 Pointer Ridge Place Bowie, Maryland	6/2006	2,557	$7,603	13 years	(2) 5years
Bowie Suite 101	1525 Pointer Ridge Place Bowie, Maryland	1/2012	2,282	$3,228	8yrs 5 mos	(2) 5years
Bowie Suite 201B & 202	1525 Pointer Ridge Place Bowie, Maryland	7/2014	1,875	$3,282	4yrs 10mos	(2) 5years
Bowie Suite 201A & 204	1525 Pointer Ridge Place Bowie, Maryland	12/2014	1,692	$2,961	4yrs 6mos	(2) 5years
Bowie Suite 300	1525 Pointer Ridge Place Bowie, Maryland	6/2006	5,449	$17,043	13 years	(2) 5years
Bowie Suite 301	1525 Pointer Ridge Place Bowie, Maryland	1/2012	1,732	$2,450	8yrs 5mos	(2) 5years
Bowie Suite 302, 303, 303a, 304 & 305	1525 Pointer Ridge Place Bowie, Maryland	12/2012	2,896	$6,640	6yrs 6mos	(2) 5years
Bowie Suite 400	1525 Pointer Ridge Place Bowie, Maryland	6/2006	11,053	$34,571	13 years	(2) 5years
Clinton	7801 Old Branch Avenue Clinton, Maryland	9/2002	2,550	$6,429	5 years	(2) 5years
College Park 1st Floor	9658 Baltimore Avenue College Park, Maryland	3/2008	1,916	$5,970	10 years	(2) 5 years
College Park 4th Floor	9658 Baltimore Avenue College Park, Maryland	7/2005	2,230	$4,996	10 years	(2) 5 years
Crain Highway	2995 Crain Highway Waldorf, Maryland	6/1999	8,044	Owned
Crofton	1641 Maryland Route 3 North Crofton, Maryland	7/2009	2,420	$7,711	10 years	(3) 5 years
Fairwood	12100 Annapolis Road Glen Dale, Maryland	10/2009	2,863	Owned
Greenbelt	6421 Ivy Lane Greenbelt, Maryland	9/2009	33,000	$8,825	30 years	(2) 10 years
Old Line Centre	12080 Old Line Centre Waldorf, Maryland	11/1989	2,048	$5,377	10 years	(1) 5 years
Silver Spring	12501 Prosperity Drive Silver Spring, Maryland	3/2013	2,131	$4,024	3 years 2 mos	(1) 3 years

Properties Acquired April 1, 2011
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bryans Road	7175 Indian Head Highway Bryans Road, Maryland	5/1964	3,711	Owned
California	22741 Three Notch Road California, Maryland	4/1985	3,366	$6,429	5 years	(2) 5 years
Callaway	20990 Point Lookout Road Callaway, Maryland	8/2005	1,795	Owned
Fort Washington	12740 Old Fort Road Fort Washington, Maryland	2/1973	2,800	$6,892	5 years	(1) 5 years
La Plata	101 Charles Street La Plata, Maryland	4/1974	2,910	$8,841	15 years	(3) 10 years
Leonardtown Road	3135 Leonardtown Road Waldorf, Maryland	6/1963	7,076	Owned
Lexington Park (1)	46930 South Shangri La Drive Lexington Park, Maryland	6/1959	7,763	$11,766	20 years	N/A
Prince Frederick	691 Prince Frederick Blvd. Prince Frederick, Maryland	8/1999	3,400	$9,970	20 years	N/A
Solomons (1)	80 Holiday Drive Solomons, Maryland	2/1998	2,194	$4,692	20 years	N/A
Waldorf Operations	3220 Old Washington Road Waldorf, Maryland	12/1988	21,064	Owned

Properties Acquired May 10, 2013
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bowie	4201 Mitchellville Road Bowie, Maryland	4/1997	43,600	Owned
Crofton (1)	1669 Crofton Centre Crofton, Maryland	4/1985	3,366	Owned
Millersville	676 Old Mill Road Millersville, Maryland	8/2005	1,795	$7,500	5 years	(2) 5 years
Odenton	1161 Annapolis Road Odenton, Maryland	2/1973	2,800	$10,417	5 years	(1) 5 years
Waldorf (1)	3225 Crain Highway Waldorf, Maryland	4/1974	2,910	$6,750	15 years	(3) 10 years

(1)	Closed offices effective December 31, 2014.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Our common stock trades on the Nasdaq Capital Market (“NASDAQ”) under the trading symbol “OLBK.” The table below shows the high and low sales prices of our common stock. The quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not represent actual transactions.

	Sale Price Range
2014	High	Low
First Quarter	$18.00	$14.25
Second Quarter	17.75	15.01
Third Quarter	15.87	13.58
Fourth Quarter	16.21	13.96
2013
First Quarter	$12.42	$10.90
Second Quarter	13.35	11.93
Third Quarter	13.50	12.74
Fourth Quarter	15.35	13.16

At December 31, 2014, there were 10,810,930 shares of our common stock issued and outstanding held by approximately 467 stockholders of record. There were 393,162 shares of common stock issuable on the exercise of outstanding stock options, 323,562 of which were exercisable. The remaining shares are exercisable as follows:

Date Exercisable	# of Shares
2/26/2015	11,313
2/27/2015	10,330
9/10/2015	5,000
2/26/2016	11,313
2/27/2016	10,330
9/10/2016	5,001
10/22/2016	1,667
2/26/2017	11,313
10/22/2017	1,667
10/22/2018	1,666
Total	69,600

Dividends

We have paid the following dividends on our common stock during the years indicated:

	2014	2013
March	$0.04	$0.04
June	0.04	0.04
September	0.05	0.04
December	0.05	0.04
Total	$0.18	$0.16

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the three months ended December 31, 2014.  As previously reported, on February 25, 2015, the board of directors approved the Company’s repurchase of up to 500,000 shares of its outstanding shares of common stock, and on March 4, 2015 the Company entered into a stock repurchase plan with a registered broker-dealer under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which the broker-dealer will have the authority to repurchase on the Company’s behalf up to 500,000 shares of its outstanding common stock through March 4, 2016, unless the repurchase plan is terminated earlier in accordance with its terms.  Such stock repurchases, if and when commenced, may be suspended or discontinued at any time.  Any repurchased shares of common stock will return to the status of authorized but unissued shares.

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

December 31,	2014	2013	2012	2011	2010
	(Dollars in thousands except per share data)
Earnings and dividends:
Interest income	$45,603	$44,263	$38,222	$32,321	$18,509
Interest expense	3,900	4,202	5,058	5,219	4,943
Net interest income	41,703	40,061	33,164	27,101	13,566
Provision for loan losses	2,827	1,504	1,525	1,800	1,082
Non-interest income	5,957	8,870	3,708	2,741	1,352
Non-interest expense	35,046	36,077	25,162	20,884	11,409
Income taxes	2,694	3,602	2,720	1,927	997
Net income	7,093	7,747	7,465	5,232	1,430
Less: Net loss attributable to the non-controlling interest	(37)	(92)	(65)	(148)	(73)
Net income available to common stockholders	7,130	7,839	7,530	5,380	1,503
Per common share data
Basic earnings	$0.66	$0.87	$1.10	$0.86	$0.39
Diluted earnings	0.65	0.86	1.09	0.86	0.38
Dividends paid	0.18	0.16	0.16	0.13	0.12
Common stockholders book value, period end	12.51	11.71	10.94	9.98	9.52
Common stockholders tangible book value, period end	11.38	10.50	10.30	9.28	9.52
Average common shares outstanding
Basic	10,786,017	9,044,844	6,828,512	6,223,057	3,880,060
Diluted	10,935,182	9,149,200	6,893,645	6,253,898	3,903,577
Common shares outstanding, period end	10,810,930	10,777,113	6,845,432	6,817,694	3,891,705
Balance Sheet Data:
Total assets	$1,227,519	$1,167,223	$861,856	$811,042	$401,910
Total loans, less allowance for loan losses	931,121	849,263	595,145	539,298	299,606
Total investment securities	161,680	172,170	171,541	161,785	54,786
Total deposits	1,015,739	974,359	735,458	690,768	340,527
Stockholders’ equity	135,264	126,249	74,862	68,040	37,054
Performance Ratios:
Return on average assets	0.60%	0.74%	0.90%	0.79%	0.38%
Return on average stockholders’ equity	5.45%	7.80%	11.17%	9.37%	4.14%
Total ending equity to total ending assets	11.02%	10.82%	8.69%	8.39%	9.22%
Net interest margin(1)	4.15%	4.53%	4.65%	4.61%	3.86%
Dividend payout ratio for period	27.23%	19.02%	14.51%	15.30%	31.00%
Asset Quality Ratios:
Allowance to period-end loans	0.46%	0.58%	0.66%	0.69%	0.82%
Non-performing assets to total assets	0.65%	1.27%	1.12%	1.22%	0.96%
Non-performing loans to allowance for loan losses	121.61%	178.91%	149.04%	155.84%	109.81%
Capital Ratios:
Tier 1 risk-based capital	12.3%	12.0%	10.8%	10.6%	11.6%
Total risk-based capital	12.7%	12.5%	11.4%	11.3%	12.4%
Leverage capital ratio	9.9%	9.3%	7.9%	7.8%	9.2%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating—Reconciliation of Non‑GAAP Measures.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate a general commercial banking business, accepting deposits and making loans and investments.

In an economic and regulatory climate that continues to present challenges for our industry, we are pleased to report our accomplishments during the year and continued profitability. Net income available to common stockholders was $7.1 million or $0.66 per basic and $0.65 per diluted common share for the year ending December 31, 2014 which represented a 9.04% decrease over the prior year’s net income available to common stockholders of $7.8 million.

The following highlights contain financial data and events that have occurred during 2014:

•

Net loans held-for-investment increased $79.3 million during the twelve months ended December 31, 2014, to $926.6 million at December 31, 2014, compared to $847.2 million at December 31, 2013, as a result of organic growth within our surrounding area.

•

Non-performing assets decreased 48.82% to 0.65% of total assets at December 31, 2014 compared to 1.27% at December 31, 2013 due primarily to the resolution of an impaired hospitality credit identified and specifically reserved for in the prior year.

•

Total deposits grew $41.4 million during the twelve months ending December 31, 2014.  Non-interest bearing deposits increased $32.2 million, or 14.07%, during the twelve months ending December 31, 2014.  Interest-bearing deposits grew $9.2 million, or 1.24%, during the twelve months ending December 31, 2014.  Our interest-bearing non-maturity deposits increased $26.2 million, offsetting a $17.0 million decline in time deposits.

•	Net income was $7.1 million or $0.66 per basic and $0.65 per diluted share for the year ended December 31, 2014 compared to $7.8 million, or $0.87 per basic and $0.86 per diluted share, for 2013.
•

The provision for loan losses for the year ending December 31, 2014 was $2.8 million compared to $1.5 million for the year ending December 31, 2013, primarily due to one commercial/hotel loan that required an additional provision of $1.4 million to reserve for a loss on the property.  The property was sold at foreclosure and settled in September 2014.

•

The net interest margin was 4.15% during 2014 compared to 4.53% for 2013.  The net interest margin in 2013 benefited from a higher level of accretion on acquired loans due to early payoffs on acquired loans with credit marks.  Re-pricing in the loan portfolio and lower yields on new loans also caused the average loan yield to decline.

•	Total assets at December 31, 2014 increased by $60.3 million, or 5.17%, from December 31, 2013.
•

For the twelve months ended December 31, 2014, Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.60% and 5.45%, respectively, compared to ROAA and ROAE of 0.74% and 7.80%, respectively, for the twelve months ended December 31, 2013.

•	We ended 2014 with a book value of $12.51 per common share and a tangible book value of $11.38 per common share compared to $11.71 and $10.50, respectively, at December 31, 2013.
•	We maintained strong liquidity and by all regulatory measures remained “well capitalized”.

Additionally, the following branch developments occurred during 2014:

•

At December 31, 2014, we took steps to realign branch offices within our footprint, which included the closing and consolidation of four branches. The branches closed were Crofton Centre, Lexington Park,

Solomons and Waldorf Charles County Plaza.  All of these branches had existing Old Line Bank branches within close proximity.  The planned closings and consolidations are a result of an evaluation that measured near-term growth potential in the current locations as well as the Bank's ability to continue to service clients' needs at nearby locations.  The closing of these branches will result in an estimated pre-tax cost savings of approximately $1.6 million in 2015.

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short term goals include collecting payments on non‑accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past few years, we have expanded organically in Montgomery County, Prince George’s County and Anne Arundel County, Maryland.

We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, Internet banking with on line account access and bill pay service and mobile banking.   We provide selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us. We will continue to evaluate cost effective ways that technology can enhance our management capabilities, products and services.

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

Although the current economic climate continues to present significant challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington, D.C. market, resulting in increased penetration into the Charles, Prince George’s, Anne Arundel and Montgomery County markets.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that sluggish employment growth and growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings. We believe that we are well positioned to capitalize on the opportunities that may become available in the current economy as well as a healthier economy.

If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during 2015. We also believe that we will be able to maintain a strong net interest margin during 2015.  As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will continue to increase during 2015, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and other operating expenses will continue to be higher in 2015 than they were in 2014 due to increase staff as we expand.  We will continue to look for opportunities to reduce expense as we did with the closing of four branches in 2014.  We believe with our remaining branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Mergers and Acquisitions.

WSB Holdings, Inc.  On May 10, 2013, Old Line Bancshares acquired WSB Holdings, the parent company of The Washington Savings Bank, F.S.B. We converted each share of common stock of WSB Holdings into the right to receive, at the holder’s election, $6.0743 in cash or 0.557 shares of Old Line Bancshares’ common stock. We paid cash for any fractional shares of Old Line Bancshares’ common stock and aggregate cash consideration of $17.0 million. The total merger consideration was $54.7 million based on trading prices of Old Line Bancshares’ common stock at the time of the merger.

In accordance with accounting for business combinations, during the second quarter of 2013, we recorded the acquired assets and liabilities of WSB at their estimated fair value on May 10, 2013, the acquisition date. The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non‑accretable discount. We recognize the accretable discount as interest income over the remaining term of the loan. The non‑accretable discount will be adjusted based on subsequent increases or decreases to the expected cash flows and will result in either an increase to accretion income or provisions for loan losses, respectively. The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by  $83 thousand and $682 thousand for the twelve months ended December 31, 2014 and 2013, respectively.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $2.4 million. The amortization of this intangible asset decreased net income by $276 thousand and $180 thousand for the years ended December 31, 2014 and 2013, respecctively.

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

In accordance with accounting for business combinations, we recorded the acquired assets and liabilities of Maryland Bankcorp at their estimated fair value on April 1, 2011, the acquisition date. The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non‑accretable discount. We will recognize the accretable discount as interest income over the remaining term of the loan. The non‑accretable discount will be adjusted based on subsequent increases or decreases to the expected cash flows and will result in either an increase to accretion income or provisions for loan losses, respectively. The accretion of the loan marks, along with other fair value adjustments, related to MB&T favorably impacted our net interest income by $838 thousand, $2.8 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million. The amortization of this intangible asset decreased net income by $591 thousand, $659 thousand and $727 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Allowance for Loan Losses—We evaluate the adequacy of the allowance for loan losses based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which management evaluates separately and assigns loss amounts based upon the evaluation. We apply loss ratios to each category of loans, where we further divide the loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts. Categories of loans are consumer loans, residential real estate, commercial real estate and commercial loans.  We further divide commercial real estate by owner occupied, investment, hospitality, land acquisition and development and junior liens.

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

Changes in allowance factors or in management’s interpretation of those factors will have a direct impact on the amount of the provision, and a corresponding effect on income and assets. Also, errors in management’s perception and assessment of the allowance factors could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge offs, which would adversely affect income and capital. For additional information regarding the allowance for loan losses, see the “Asset Quality” section of this annual report.

Other‑Than‑Temporary Impairment—Management systematically evaluates investment securities for other‑than‑temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security. A decline in the market value of any available for sale security below cost that is deemed other‑than‑temporary results in a charge to earnings and establishment of a new cost basis for that security.

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp and WSB Holdings. Core deposit intangibles represent the estimated value of long‑term deposit relationships acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp and ten years for WSB Holdings and the estimated useful lives are periodically reviewed for reasonableness.

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two‑step test. The first step, used to identify potential impairment, involves comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

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

We engaged an external valuation specialist to assist us in the goodwill assessment performed at September 30, 2014, our annual test date, and determined that no impairment charge was necessary. Fair value of the reporting unit in 2014 was determined using three methods, one based on the prices paid for common shares of reasonably similar publically traded companies, another based on the prices paid for acquisition of control of reasonably similar companies, and lastly, a third method based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These three methods provided a range of valuations that we used in evaluating goodwill for possible impairment. Additionally, should Old Line Bancshares’ future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2014 evaluation that caused us to perform an interim review of the carrying value of goodwill.

Business Combinations—Accounting principles generally accepted in the United States (US GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under US GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. US GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non‑controlling interest in the acquiree at the acquisition date.

Acquired loans—These loans are recorded at fair value at the date of acquisition, and accordingly no allowance for loan losses is transferred to the acquiring entity in connection with purchase accounting. The fair values of loans with evidence of credit deterioration (purchased, credit‑impaired loans) are initially recorded at fair value, but thereafter accounted for differently than purchased, non‑credit‑impaired loans. For purchased, credit‑impaired loans, the excess of all cash flows estimated to be collectable at the date of acquisition over the purchase price of the purchase credit‑impaired loan is recognized as interest income, using a level‑yield basis over the life of the loan. This amount is referred to as the accretable yield. The purchased credit‑impaired loan’s contractually‑required payments receivable estimated to be in excess of the amount of its future cash flows expected at the date of acquisition is referred to as the non‑accretable difference, and is not reflected as an adjustment to the yield, in the form of a loss accrual or a valuation allowance.

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

Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each purchased, credit‑impaired loan in comparison to management’s initial performance expectations. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions, or a reclassification of amount from non‑accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

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

Average Balances, Yields and Accretion of Fair Value Adjustments Impact

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the periods indicated, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non‑accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

Average Balances, Interest and Yields

	2014			2013			2012
	Average			Average			Average
Twelve Months Ended December 31,	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$2,868,076	$4,690	0.16%	$3,582,839	$3,851	0.11%	$4,160,808	$6,028	0.14%
Interest bearing deposits	182,435	26	0.01	105,513	184	0.17	4,366,490	10,957	0.25
Investment securities(1)(2)
U.S. Treasury	2,573,685	22,241	0.86	1,279,948	3,218	0.25	1,248,731	10,202	0.82
U.S. government agency	37,714,591	600,513	1.59	39,298,327	569,019	1.45	27,322,439	383,208	1.40
Mortgage backed securities	72,303,901	1,498,353	2.07	72,334,100	1,464,994	2.03	88,403,848	2,243,209	2.54
Municipal securities	50,726,625	2,381,496	4.69	62,484,076	2,896,472	4.64	48,479,618	2,465,949	5.09
Other equity securities	4,621,253	321,113	6.95	4,297,264	259,738	6.04	3,879,785	193,516	4.99
Total investment securities	167,940,055	4,823,716	2.87	179,693,715	5,193,441	2.89	169,334,421	5,296,084	3.13
Loans:(1)
Commercial	128,569,150	5,307,598	4.13	110,993,664	5,222,223	4.70	99,059,441	4,861,281	4.91
Mortgage real estate	741,096,563	36,586,500	4.94	626,060,637	34,980,352	5.59	456,291,701	28,637,163	6.28
Consumer	10,805,560	612,991	5.67	9,982,711	678,167	6.79	12,800,542	775,485	6.06
Total loans	880,471,273	42,507,089	4.83	747,037,012	40,880,742	5.47	568,151,684	34,273,929	6.03
Allowance for loan losses	5,181,900	—		5,021,045	—		4,061,789	—
Total loans, net of allowance	875,289,373	42,507,089	4.86	742,015,967	40,880,742	5.51	564,089,895	34,273,929	6.08
Total interest earning assets(1)	1,046,279,939	47,335,521	4.52	925,398,034	46,078,218	4.98	741,951,614	39,586,998	5.34
Non-interest bearing cash	39,170,242			38,323,683			35,687,747
Premises and equipment	34,637,245			31,797,485			23,829,393
Other assets	74,338,941			62,398,528			38,164,921
Total assets(1)	1,194,426,367			1,057,917,730			839,633,675
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	89,318,027	137,903	0.15	113,376,972	137,293	0.12	62,581,038	193,036	0.31
Money market and NOW	318,892,874	715,626	0.22	221,007,993	614,402	0.28	154,154,792	549,235	0.36
Other time deposits	357,758,637	2,548,094	0.71	357,443,212	2,964,348	0.83	321,166,233	3,492,836	1.09
Total interest bearing deposits	765,969,538	3,401,623	0.44	691,828,177	3,716,043	0.54	537,902,063	4,235,107	0.79
Borrowed funds	45,538,504	498,101	1.09	44,045,931	486,209	1.10	27,495,941	822,518	2.99
Total interest bearing liabilities	811,508,042	3,899,724	0.48	735,874,108	4,202,252	0.57	565,398,004	5,057,625	0.89
Non-interest bearing deposits	241,513,993			212,947,837			199,597,077
	1,053,022,035			948,821,945			764,995,081
Other liabilities	10,386,539			8,275,798			6,827,885
Non-controlling interest	269,964			355,322			416,622
Stockholders’ equity	130,747,829			100,464,665			67,394,087
Total liabilities and stockholders’ equity	$1,194,426,367			$1,057,917,730			$839,633,675
Net interest spread(1)			4.04			4.41			4.45
Net interest margin(1)		$43,435,797	4.15%		$41,875,966	4.53%		$34,529,373	4.65%

(1)

Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non‑GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

Rate/Volume Analysis

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2014 compared to 2013			2013 compared to 2012
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$839	$1,718	$(879)	$(2,177)	$(1,411)	$(766)
Interest bearing deposits	(158)	(238)	80	(10,773)	(2,553)	(8,220)
Investment Securities(1)
U.S. Treasury	19,023	13,446	5,577	(6,984)	(7,231)	247
U.S. government agency	31,494	55,084	(23,590)	185,811	13,814	171,997
Mortgage backed securities	33,359	33,971	(612)	(778,215)	(407,336)	(370,879)
Municipal securities	(514,976)	36,566	(551,542)	430,523	(227,535)	658,058
Other	61,375	40,811	20,564	66,222	44,143	22,079
Loans:
Commercial	85,375	(684,410)	769,785	360,942	(195,981)	556,923
Mortgage real estate	1,606,148	(4,363,240)	5,969,388	6,343,189	(3,336,888)	9,680,077
Consumer	(65,176)	(118,003)	52,827	(97,318)	87,813	(185,131)
Total interest income(1)	1,257,303	(4,984,295)	6,241,598	6,491,220	(4,033,165)	10,524,385
Interest bearing liabilities:
Savings	610	33,234	(32,624)	(55,743)	(157,465)	101,722
Money market and NOW	101,224	(134,149)	235,373	65,167	(136,955)	202,122
Other time deposits	(416,254)	(418,868)	2,614	(528,488)	(888,815)	360,327
Borrowed funds	11,892	(4,465)	16,357	(336,309)	(676,963)	340,654
Total interest expense	(302,528)	(524,248)	221,720	(855,373)	(1,860,198)	1,004,825
Net interest income(1)	$1,559,831	$(4,460,047)	$6,019,878	$7,346,593	$(2,172,967)	$9,519,560

(1)

Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non‑GAAP Measures.”

The fair value yield on loan accretion decreased in 2014 due to a lower level of payoffs on acquired loans with positive accretion as compared to payoffs in 2013.   The fair value accretion increased the net interest margin as follows:

	Twelve Months Ended December 31,
	2014		2013		2012
	Fair Value	% Impact on	Fair Value	% Impact on	Fair Value	% Impact on
	Accretion	Net Interest	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin	Dollars	Margin
Commercial loans	$(13,229)	(0.00)%	$262,942	0.03%	$187,395	0.03%
Mortgage loans	378,089	0.03	2,712,895	0.29	3,026,204	0.41
Consumer loans	21,868	—	19,103	—	7,749	—
Interest bearing deposits	534,119	0.04	461,590	0.05	189,120	0.03
Total Fair Value Accretion	$920,847	0.07%	$3,456,530	0.37%	$3,410,468	0.46%

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

Net Interest Income.  Net interest income before provision for loan losses for the year ended December 31, 2014 increased $1.6 million or 4.11% to $41.7 million from $40.1 million for the year ended December 31, 2013. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of a decline in interest paid on interest bearing liabilities and growth in average interest earning assets, partially offset by a decrease in the average yield on interest earning assets.

A  continuing competitive rate environment and a low prime rate resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets. Although this caused low market yields that continue to negatively impact net interest income, the relatively stable rate environment has allowed us to continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet.

We offset the effect on net interest income caused by the low rate environment primarily by growing total average interest earning assets $120.9 million or 13.07% to $1.0 billion for the year ended December 31, 2014 from $925.4 million for the year ended December 31, 2013.   The growth in average interest earning assets derived from a $133.4 million increase in average total loans offsetting a decrease of $11.8 million in average investment securities.  The growth in net interest income that derived from the increase in total average interest earning assets aided growth in average interest bearing liabilities. The growth in average interest bearing liabilities resulted primarily from the $74.1 million increase in average interest bearing deposits, which increased to $766.0 million for the year ended December 31, 2014 from $691.8 million for the year ended December 31, 2013.

The growth in both average interest earning assets and average interest bearing deposits was primarily a result of the acquisition of WSB in May 2013, and we also saw strong organic growth in both interest earning assets and interest bearing deposits.

Our net interest margin was 4.15% for the year ended December 31, 2014 compared to 4.53% for the year ended December 31, 2013. The yield on average interest earning assets decreased 46 basis points during the 12‑month period from 4.98% for the year ended December 31, 2013 to 4.52% for the year ended December 31, 2014. This decrease was primarily due to lower accretion on acquired loans with credit marks and re-pricing in the loan portfolio and lower yields on new loans. This decrease was partially offset by a 9 basis point decline in the rate paid on interest bearing liabilities.  The net effect of fair value accretion/amortization on acquired loans affects our net interest income.  The fair value accretion/amortization is recorded on paydowns during the period recognized and the fair value accretion on loans decreased to 3 basis points from 32 basis points in the prior year.  The net interest margin in 2013 benefited from a higher level of accretion on acquired loans due to early payoffs on acquired loans with credit marks.

The decline in the yield on interest bearing liabilities was the result of a decline in rates paid on savings and other time deposits as well as an improvement in the mix of interest bearing liabilities. The accretion of fair value adjustments on certificates of deposits acquired from MB&T and WSB also slightly reduced the yield paid on other time deposits.

Non‑interest bearing deposits are a primary source of funding for our investment and loan portfolios. These deposits allow us to fund growth in interest earning assets at minimal cost. This was also a significant contributor to the improvement in the net interest margin as it allowed us to increase our level of interest earning assets, which allowed us to increase interest income without a corresponding increase in interest bearing liabilities and interest expense.

Our average deposits increased during the twelve months ended December 31, 2014 primarily due to an increase in average interest bearing deposits, which increased $74.1 million to $766.0 million during the twelve months ended December 31, 2014 from $691.8 million during the twelve months ended December 31, 2013.  Our non-interest bearing deposits, which increased $28.6 million to $241.5 million during the twelve months ended December 31, 2014 from $212.9 million during the twelve months ended December 31, 2013.  The increase in our average deposits is primarily due to organic growth generated from our enhanced presence in our primary market and the surrounding areas as a result of our marketing efforts and continued efforts of our cash management and Financial Services Team.  To a lesser extent, the inclusion in the average of WSB’s deposits for a full year, compared to only eight months for the period ending December 31, 2013, also impacted the average balance of our deposits.

Provision for loan losses.  Provision for loan losses totaled $2.8 million for the year ended December 31, 2014 an increase of  $1.3 million,  or 87.97% from the 2013 amount of $1.5 million.   Management identified probable losses in the loan portfolio and recorded charge‑offs of $3.6 million for the year ended December 31, 2014, compared to $820 thousand for the year ended December 31, 2013. Recoveries of $115 thousand were recognized in 2014 compared to $280 thousand in 2013.      The primary reason for the increase in charge-offs and hence the increase in the provision for loan losses during 2014 was a $2.7 million charge-off for one commercial/hotel loan that was sold at foreclosure in the third quarter of 2014.  This loss had been fully reserved for under a specific reserve for this impaired loan at June 30, 2014 and no additional loss was recognized.  This charge-off impacted our historical loss factors used to determine our allowance for loan losses.

Following the $2.7 million charge-off during 2014, we refined the methodology we use to estimate our allowance for loan losses to segregate our hospitality loans, previously combined into one category, into three separate categories based on the type of properties and the charge-off was applied to our loss history in the specific hospitality category that it related to.  The result of this change in methodology was an increase in the general reserve portion of our allowance for loan losses, an increase mainly caused by the charge-off discussed above.  We believe that this revised methodology will assist us in reserving at the proper allowance level going forward.

The allowance for loan losses to gross loans held‑for‑investment was 0.46%, and the allowance for loan losses to non‑accrual loans was 82.23%, at December 31, 2014.

Non‑Interest Income.  Non‑interest income totaled $6.0 million for the year ended December 31, 2014, a decrease of $2.9 million or 32.84% from the 2013 amount of $8.9 million. Non‑interest income for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,
	2014	2013	$ Change	% Change
Service charges on deposit accounts	$1,904,063	$1,607,931	$296,132	18.42%
Gain on sales or calls of investment securities	129,911	641,088	(511,177)	(79.74)
Gain on the sale of stock	96,993	—	—	100.00
Earnings on bank owned life insurance	988,204	840,028	148,176	17.64
Pointer Ridge rent and other revenue	227,274	332,951	(105,677)	(31.74)
Gain (loss) on disposal of assets	(30,131)	(104,639)	74,508	(71.20)
Rental Income	800,174	753,643	46,531	6.17
Gain on the sale of loans	771,815	3,890,029	(3,118,214)	(80.16)
Other fees and commissions	1,068,621	909,151	159,470	17.54
Total non-interest income	$5,956,924	$8,870,182	$(3,010,251)	(32.84)%

Non‑interest income for the years ended December 31, 2014 and 2013 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, loss on disposal of assets, rental income, gain on the sale of loans and other fees and commissions including revenues with respect to Pointer Ridge.  The primary reason for the decrease in non‑interest income was decreases in gain on the sale of loans and to a lesser extent in the gain on sale of investment securities, offsetting increases in service charges on deposit accounts, earnings on bank owned life insurance, rental income and other fees and commissions.

Gain on the sale of loans decreased $3.1 million to $772 thousand for the year ending December 31, 2014 from $3.9 million for the year ending December 31, 2013 due to the 2013 fourth quarter sale of impaired loans that we acquired in our previous mergers with MB&T and WSB, which resulted in a $3.4 million gain on the sale of loans.  Gain on the sale of loans also includes gains on the sale of residential mortgage loans sold in the secondary market.     The gain on sale of loans related to residential mortgage loans sold in the secondary market was $481 thousand for the year ending December 31, 2013.  The increase is due to a full year of mortgage operations in 2014 as it was acquired in the WSB merger in May 2013.

Gain on sales or calls of investment securities decreased during 2014 because we sold a lower dollar amount of securities during the year ending December 31, 2014 as compared to the same twelve months of 2013.  We sold securities in 2014 and 2013 in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk.  The sold securities in 2013 were primarily investments that were acquired in the WSB Holdings acquisition.

The $148 thousand increase in earnings on bank owned life insurance is the result of the full year of earnings on the approximately $13.0 million of bank owned life insurance acquired in the WSB Holdings merger in May 2013 compared to eight months of such earnings during 2013.  The $296 thousand increase in service charges on deposit accounts is due to the increase in our deposits.  Other fees and commissions increased $256 thousand in 2014 compared to 2013 primarily due to fees collected on our marketable loans and letter of credit fees.  Rental income increased as a result of the receipt of a full year of rent on space occupied by tenants at the office space located at 4201 Mitchellville Road, Bowie, Maryland that was acquired in the WSB Holdings merger, partially offset by there being less rentable space in this building as we utilized space that had previously been rented out.  We have since vacated this space and will have more rentable space in 2015 and therefore expect modest increased in rental income during 2015.  Loss on the disposal of assets decreased for 2014 compared to 2013 as we disposed of certain assets in connection with the WSB merger in 2013 that we did not experience in 2014.    Pointer Ridge rent and other revenue decreased $106 thousand as a result of space that was previously rented out and was vacated.  We will be utilizing some of this space for Bank staff in the future.

We had a $97 thousand gain on the sale of stock during the year ended December 31, 2014.  We did not have any stock sales in 2013.  This was a one-time gain on the sale of Student Loan Marketing Association (SLMA) stock valued at approximately $262 thousand that we acquired in the acquisition of MB&T.  Therefore, we do not expect to have similar gains in future periods.

Non‑Interest Expenses.  Non‑interest expense decreased $1.0 million or 2.86% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The following chart outlines the changes in non‑interest expenses for the period.

	Years ended December 31,
	2014	2013	$ Change	% Change
Salaries and benefits	$17,831,394	$16,617,920	$1,213,474	7.30%
Occupancy and equipment	6,268,593	5,353,300	915,293	17.10
Data processing	1,340,875	1,422,771	(81,896)	(5.76)
FDIC insurance and State of Maryland assessments	912,208	777,474	134,734	17.33
Merger and integration	29,167	3,518,945	(3,489,778)	(99.17)
Core deposit premium amortization	866,704	838,694	28,010	3.34
Pointer Ridge other operating	202,889	203,232	(343)	(0.17)
Gain on sale of other real estate owned	(697,875)	(144,934)	(552,941)	381.51
OREO expense	554,057	838,429	(284,372)	(33.92)
Network Services	743,751	582,533	161,218	27.68
Telephone	667,095	564,164	102,931	18.24
Other operating	6,327,477	5,354,821	972,656	18.16
Total non-interest expenses	$35,046,335	$35,927,349	$(881,014)	(2.45)%

The reduction in non‑interest expenses in 2014 as compared to 2013 was mainly attributable to decreases in merger and integration expenses, and to a lesser extent, an increase in the gain on sale of other real estate owned “OREO”, decreased OREO expense and a decrease in Pointer Ridge other operating expenses, offsetting the increases in salaries and benefits, occupancy and equipment, other operating expenses.   Merger and integration expenses decreased $3.5 million, or 99.17%, during the year ended December 31, 2014 compared to the same period in 2013 as a result of the expenses we incurred during 2013 in connection with the acquisition of WSB Holdings in May 2013, primarily related to legal fees, investment banker fees and termination and de-conversion charges associated with the termination of WSB’s core data processing contract;  the merger and integration expenses during 2014 were also related to the WSB merger.

Gain on the sale of other real estate owned was $698 thousand during the year ended December 31, 2014 compared to a gain of $145 thousand during 2013; we sold 13 foreclosed properties during 2014 compared to nine foreclosed properties during 2013. The gain recognized during 2014 is primarily due to a gain of $807 thousand on nine properties offsetting a $109 thousand loss on four properties.  The gain recognized during 2013 is primarily due to a gain of $384 thousand on five properties offsetting a $239 thousand loss on four properties. We expect that the sale of these properties will reduce future legal and maintenance costs.

Cost associated with OREO expense, which includes taxes, maintenance and insurance related to OREO properties, decreased $285 thousand in 2014 compared to the same period of the prior year due to fewer OREO properties in our portfolio as a result of the sales discussed above.

Salaries and benefits increased by $1.2 million, or 7.30%, during the year ended December 31, 2014 when compared to the year ended December 31, 2013 primarily as a result of a full year of salaries and benefits for employees added in the WSB Holdings merger, as well as severance payments totaling $793 thousand due to the WSB Holdings merger and branch closings.  The cost of health insurance benefits also increased in 2014 compared to 2013 due to an increase in insurance rates and such expenses for a full year in 2014 associated with the acquisition of WSB Holdings.

Occupancy and equipment expenses increased $915 thousand or 17.10% during the year ended December 31, 2014 compared to 2013 primarily as a result of $462 thousand incurred during 2014 as a result of expenses associated with the closing of four branches.

Other operating expenses increased $1.0 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily as a result of approximately $275 thousand in foreclosure expenses, $182 thousand in internal audit expense as a result of our increase in size and complexity as well as additional regulatory requirements and $76 thousand in marketing and advertising. In addition, FDIC insurance and State of Maryland assessments increased as a result of the increase in deposits.

Network services increased $161 thousand and telephone expense increased $103 thousand for the twelve months ending December 31, 2014 compared to the year ending December 31, 2013 due to a full year of such expenses in 2014 associated with the acquisition of WSB Holdings.

Income Taxes.  Income tax expense was $2.7 million (27.53% of pre‑tax income) for the year ended December 31, 2014 compared to $3.6 million (31.74% of pre‑tax income) for 2013.    Taxes were lower in 2014 period primarily because income decreased and a higher exclusion of certain income related to tax-exempt interest on certain commercial real estate loans and BOLI.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $7.1 million or $0.66 per basic and $0.65 per diluted common share for the year ending December 31, 2014 compared to net income available to common stockholders of $7.8 million or $0.87 per basic and $0.86 per diluted common share for the same period in 2013. The decrease in net income available to common stockholders for 2014 was primarily the result of decreases of $2.9 million in non-interest income, offsetting the $320 thousand increase in net interest income after provision for loan losses and the decrease of $1.0 million in non-interest expenses.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

Net Interest Income.  Net interest income before provision for loan losses for the twelve months ended December 31, 2013 increased $6.9 million or 20.79% to $40.1 million from $33.2 million for the same period in 2012.  As discussed below, these changes were the result of a decline interest paid on interest bearing liabilities and growth in average interest earnings assets.  The increase in the accretion of the fair value adjustments on loans and time deposits had a favorable impact on net interest income as compared to 2012 and was a result of the WSB acquisition.

A  competitive rate environment and a low prime rate have resulted in decreases in both the rate paid on interest bearing liabilities and the yield on interest earning assets during 2013 compared to 2012.

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

Our net interest margin was 4.53% for the year ended December 31, 2013 compared to 4.65% for the year ended December 31, 2012. The yield on average interest earning assets decreased 36 basis points during the 12‑month period from 5.34% for the year ended December 31, 2012 to 4.98% for the year ended December 31, 2013. This decrease was primarily because the lower prime rate and competitive rate environment caused a lower average rate on loans and securities. This decrease was partially offset by a 32 basis point decline in the rate paid on interest bearing liabilities, however, fair value accretion actually decreased to 37 basis points from 46 basis points in the prior year.

Re‑pricing in the loan portfolio and slightly lower yields on our new loans also caused the average loan yield to decline. The decline in the yield on interest bearing liabilities was the result of a decline in rates paid on savings and other time deposits as well as an improvement in the mix of interest bearing liabilities. The accretion of fair value adjustments on certificates of deposits acquired from MB&T and WSB also slightly reduced the rate paid on other time deposits.

During 2013, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310‑20 and ASC 310‑30, albeit at a lower dollar value during the 2013 period than we accomplished during the same period of 2012. These payments were a direct result of our efforts to negotiate payments, sell notes or foreclose on and seek collateral after the acquisition date. This decrease is primarily due to a lower dollar value of impaired loans that we acquired from MB&T that was repaid during the year ending December 31, 2013 relative to the same period of 2012, which caused a slightly lower accretion of the fair value adjustment on purchased credit impaired loans.

Non‑interest bearing deposits are a primary source of funding for our investment and loan portfolios. These deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the WSB acquisition and growth generated from our legacy branch network, our average non‑interest bearing deposits increased $13.4 million to $212.9 million during the twelve months ended December 31, 2013 compared to $199.6 million during the 12 months ended December 31, 2012. This was also a significant contributor to the improvement in the net interest margin as it allowed us to increase our level of interest earning assets, which allowed us to increase interest income without a corresponding increase in interest bearing liabilities and interest expense.

Provision for loan losses.  Provision for loan losses for the year ended December 31, 2013 decreased $21 thousand, remaining at $1.5 million in both the years ended December 31, 2013 and 2012. Management identified probable losses in the loan portfolio and recorded charge‑offs of $820 thousand for the year ended December 31, 2013, compared to $1.5 million for the year ended December 31, 2012. Recoveries of $280 thousand were recognized in 2013 compared to $222 thousand in 2012. The allowance for loan losses to gross loans held‑for‑investment was 0.58%, and the allowance for loan losses to non‑accrual loans was 60.71%, at December 31, 2013. Additionally, as further discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, we revised our allowance for loan losses methodology during the fourth quarter of 2013, which resulted in a lower indicated general reserve.

Non‑Interest Income.  Non‑interest income totaled $8.9 million for the year ended December 31, 2013, an increase of $5.2 million or 139.21% from the 2012 amount of $3.7 million. Non‑interest income for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,
	2013	2012	$ Change	% Change
Service charges on deposit accounts	$1,607,931	$1,281,187	$326,744	25.50%
Gain on sales or calls of investment securities	641,088	1,156,781	(515,693)	(44.58)
Earnings on bank owned life insurance	840,028	548,454	291,574	53.16
Pointer Ridge rent and other revenue	332,951	298,508	34,443	11.54
Gain (loss) on disposal of assets	(104,639)	7,340	(111,979)	(1525.60)
Rental Income	753,643	—	753,643	100.00
Gain on the sale of loans	3,890,029	—	3,890,029	100.00
Other fees and commissions	909,151	415,840	493,311	118.63
Total non-interest income	$8,870,182	$3,708,110	$5,162,072	139.21%

Non‑interest income for the year ended December 31, 2013 and 2012 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, rental income and other fees and commissions including revenues with respect to Pointer Ridge. The year ended December 31, 2013 also included a loss on the disposal of assets and a gain on the sale of loans. The primary reason for the increase in non‑interest income was increases in gain on the sale of loans, rental income, earnings on bank owned life insurance, service charges on deposit accounts and other fees and commissions, offsetting the decrease in gains on sale of investment securities and loss on disposal of assets.

Net gain of $3.9 million on the sale of loans is primarily attributable to the net gain of $3.4 million earned on the sale of $22.6 million of loans in the fourth quarter of 2013 consisting of impaired loans acquired from previous mergers with MB&T and WSB. This disposal was conducted through brokered sale transactions and included approximately $12.0 million of loans that were over 90 days past due. The remaining $481 thousand of the gain on sale of loans is a result of gains recorded on loans originated in our residential mortgage origination department and sold in the secondary market.

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

Non‑Interest Expense.    Non‑interest expense increased $10.9 million or 43.38% for the year ended December 31, 2013 compared to the year ended December 31, 2012. The following chart outlines the changes in non‑interest expenses for the period.

	Years ended December 31,
	2013	2012	$ Change	% Change
Salaries and benefits	$16,617,920	$12,038,509	$4,579,411	38.04%
Occupancy and equipment	5,353,300	3,687,419	1,665,881	45.18
Data processing	1,422,771	869,984	552,787	63.54
Pension plan termination	—	700,884	(700,884)	(100.00)
FDIC insurance and State of Maryland assessments	777,474	600,875	176,599	29.39
Merger and integration	3,518,945	470,999	3,047,946	647.12
Core deposit premium amortization	838,694	727,421	111,273	15.30
Pointer Ridge other operating	409,071	422,147	(13,076)	(3.10)
Gain on sale of other real estate owned	(144,934)	(110,704)	(34,230)	30.92
OREO expense	838,429	591,348	247,081	41.78
Network Services	582,533	266,382	316,151	118.68
Telephone	564,164	469,308	94,856	20.21
Other operating	5,298,922	4,427,251	871,671	19.69
Total non-interest expenses	$36,077,289	$25,161,823	$10,915,466	43.38%

The growth in non‑interest expenses in 2013 as compared to 2012, was mainly attributable to increases in merger and integration expenses, data processing expenses, salaries and benefits, occupancy and equipment expenses and other operating expenses as well as an increase in other real estate owned (“OREO”) expenses. Merger and integration expenses increased $3.0 million, or 647.12%, during the year ended December 31, 2013 compared to the same period in 2012 as a result of the acquisition of WSB Holdings. These expenses were primarily related to expenses associated with the termination of WSB’s core data processing contract and legal fees, investment banking fees and severance payments in connection with the merger. Data processing increased $553 thousand, or 63.54%, as a result of additional monthly expenses for WSB’s core banking processor.

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

Gain on the sale of other real estate owned was $145 thousand during the year ended December 31, 2013 compared to a gain of $111 thousand during 2012. The gain recognized during 2013 is primarily due to a gain of $384 thousand on five properties offsetting a $239 thousand loss on four properties. The gain recognized in 2012 was due to one property for which we recorded a $183 thousand gain offset by losses on three other properties. We expect that the sale of these properties will reduce future legal and maintenance costs. Other real estate owned expenses increased in 2013 compared to 2012 as a result of additional expenses related to other real estate owned that we acquired in the WSB acquisition and therefore did not own in 2012.

Income Taxes.  Income tax expense was $3.6 million (31.74% of pre‑ tax income) for the year ended December 31, 2013 compared to $2.7 million (26.71% of pre‑tax income) for the same period in 2012. The increase in the effective tax rate was related to approximately $750 thousand of non‑deductible items due to the WSB acquisition and because income before taxes increased compared to the twelve months ended December 31, 2012.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $7.8 million or $0.87 per basic and $0.86 per diluted common share for the year ending December 31, 2013 compared to net income available to common stockholders of $7.5 million or $1.10 per basic and $1.09 per diluted common share for the same period in 2012. The increase in net income available to common stockholders for 2013 was primarily the result of increases of $6.9 million in net interest income and $5.2 million in non‑interest income. These increases were partially offset by a $10.9 million increase in non‑interest expenses. Basic and diluted earnings per common share decreased for the year ended December 31, 2013 compared to the prior year as a result of the increases of 2.9 million shares of common stock issued to former WSB stockholders in the WSB acquisition and 936,695 shares issued in the private placement resulting in additional paid in capital of $49.8 million.

Comparison of Financial Condition at December 31, 2014 and 2013

Investment Securities.  Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities (recorded at cost), including Federal Reserve Bank stock, Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Central Bankers Bank stock.   Old Line Bank was a member of the Federal Reserve System and its primary federal regulator was the Federal Reserve Board. On March 6, 2015, Old Line Bank, cancelled its stock in the Federal Reserve Bank of Richmond, thus terminating its status as a member of the Federal Reserve System.

With the acquisition of MB&T, we acquired approximately $262 thousand of SLMA stock, which we sold in the first quarter of 2014 at a net gain of $97 thousand.  Also during the second quarter of 2014, we repositioned our investment portfolio and sold investments that had lower yields and extended life durations.  As part of this repositioning, we sold

$11.0 million in our mortgage-backed securities (MBS) and agency callable portfolio and reinvested $11.0 million in seasoned agency 15 year MBS and recorded a gain of $112 thousand.  We also sold $15.9 million of our municipal bonds and recorded a gain of $18 thousand in the second quarter of 2014.  The funds received in the sale of the municipal bonds were used for new loan originations.  We have prudently managed our investment portfolio to maintain liquidity and safety. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. We account for investment securities when classified in the held to maturity category at amortized cost. Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities. We continually evaluate our investment portfolio to ensure it is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in our portfolio.

The investment securities at December 31, 2014 amounted to $161.7 million, a decrease of $10.5 million, or 6.10%, from the December 31, 2013 amount of $172.2 million. As outlined above, at December 31, 2014, all securities were classified as available for sale.  The decrease is the result of the above mentioned sales.

The fair value of available for sale securities included net unrealized losses of $243 thousand at December 31, 2014 (reflected as unrealized losses of $147 thousand in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $5.7 million ($3.4 million net of taxes) at December 31, 2013. In general, the increase in fair value was a result of changes in the duration or maturity of the portfolio and decreasing market interest rates. We have evaluated securities with larger unrealized losses not backed by the U.S. Government and unrealized losses for an extended period of time and determined that these losses are temporary and at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio is expected to decline or dissipate.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value.

December 31,	2014	2013	2012
Available For Sale Securities
U.S. Treasury	$3,006,150	$1,249,987	$1,251,250
U.S. government agency	37,656,332	40,735,132	28,570,971
Municipal securities	43,546,161	59,266,635	63,853,649
Mortgage backed	71,477,098	63,830,194	76,761,020
SBA loan pools	5,994,457	7,087,828	1,104,332
Total Available for Sale Securities	$161,680,198	$172,169,776	$171,541,222
Equity securities	$5,811,697	$5,669,807	$3,615,444

The following table shows the maturities for the securities portfolio at December 31, 2014:

			Over one year to five		Over five years to ten
	Less than 1 year		years		years		Over ten years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Avg.	Amortized	Avg.	Amortized	Avg.	Amortized	Avg.	Amortized	Fair	Avg.
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
U.S. Treasury	$—	—%	$3,000,690	3.51%	$—	—%	$—	—%	$3,000,690	$3,006,150	3.51%
U.S. government agency	—	—	24,936,303	1.33	13,007,903	1.49	650,637	2.28	38,594,843	37,656,332	1.39
Municipal securities	3,034,825	3.47	9,136,281	3.68	4,751,428	2.29	25,739,865	2.29	42,662,399	43,546,161	2.68
Mortgage-backed securities	—	—	25,106,444	1.80	11,058,087	2.21	35,323,563	2.12	71,488,094	71,477,098	2.02
SBA loan pools	509,517	1.52	—	—	4,752,132	3.22	915,690	4.19	6,177,339	5,994,457	3.23
Total	$3,544,342	3.19%	$62,179,718	1.82%	$33,569,550	2.06%	$62,629,755	2.45%	$161,923,365	$161,680,198	2.14%

We have pledged U.S. government and municipal securities to customers who require collateral for overnight repurchase agreements and deposits. While we classify MBS based on the maturity date, the contractual maturities of these securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the callable agency securities listed above prior to the contractual maturity.    The weighted average yield in the table above does not include tax equivalent computation on tax exempt obligations.

Loans.  Net of allowance, unearned fees and origination costs, loans held for investment increased $79.3 million or 9.37% to $926.6 million at December 31, 2014 from $847.2 million at December 31, 2013. Commercial real estate loans increased by $66.4 million, residential real estate loans by $6.4 million,  and commercial and industrial loans by $7.2 million and consumer loans decreased $1.6 million from their respective balances at December 31, 2013. The loan growth during the year was primarily due to new originations within our surrounding market area, primarily in our commercial real estate and construction permanent loan portfolios.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.

We made certain reclassifications to the loan portfolio in 2013 and the below presents the current classification for 2014 and 2013.  Years ending December 31, 2012, 2011 and 2010 are presented to conform to the loan classifications at that time.

Major classifications of loans held for investment are as follows:

	December 31, 2014			December 31, 2013
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$192,723,718	$27,891,137	$220,614,855	$163,105,356	$30,102,731	$193,208,087
Investment	208,766,058	41,624,825	250,390,883	162,188,671	54,091,676	216,280,347
Hospitality	76,342,916	8,319,644	84,662,560	67,291,387	8,546,239	75,837,626
Land and A&D	40,260,506	4,785,753	45,046,259	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien-Investment	49,578,862	24,185,571	73,764,433	45,294,434	28,364,096	73,658,530
First Lien-Owner Occupied	31,822,773	51,242,355	83,065,128	13,909,939	62,247,502	76,157,441
Residential Land and A&D	22,239,663	8,509,239	30,748,902	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	20,854,737	3,046,749	23,901,486	18,302,560	3,359,063	21,661,623
Commercial and Industrial	98,310,009	9,694,782	108,004,791	89,629,043	11,161,347	100,790,390
Consumer	9,068,755	313,739	9,382,494	10,127,525	870,843	10,998,368
	749,967,997	179,613,794	929,581,791	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(4,261,835)	(20,000)	(4,281,835)	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	1,283,455	(9,923)	1,273,532	1,021,167	(993)	1,020,174
	$746,989,617	$179,583,871	$926,573,488	$626,913,627	$220,334,963	$847,248,590

	December 31, 2012			December 31, 2011			December 31, 2010
	Legacy(1)	Acquired	Total	Legacy	Acquired	Total	Legacy	Total
Real estate
Commercial	$279,489,013	$65,396,469	$344,885,482	$200,955,448	$72,145,634	$273,101,082	$153,526,907	$153,526,907
Construction	48,603,640	4,174,751	52,778,391	42,665,407	8,997,131	51,662,538	24,377,690	24,377,690
Residential	38,901,489	52,069,937	90,971,426	31,083,835	65,639,873	96,723,708	27,081,399	27,081,399
Commercial	88,306,302	10,070,234	98,376,536	90,795,904	16,329,991	107,125,895	83,523,056	83,523,056
Consumer	9,944,466	1,059,991	11,004,457	11,652,628	2,021,397	13,674,025	13,079,878	13,079,878
	465,244,910	132,771,382	598,016,292	377,153,222	165,134,026	542,287,248	301,588,930	301,588,930
Allowance for loan losses	(3,648,723)	(316,624)	(3,965,347)	(3,693,636)	(47,635)	(3,741,271)	(2,468,476)	(2,468,476)
Deferred loan costs, net	1,093,983	—	1,093,983	751,689	—	751,689	485,976	485,976
	$462,690,170	$132,454,758	$595,144,928	$374,211,275	$165,086,391	$539,297,666	$299,606,430	$299,606,430

(1)

As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011 and of WSB Holdings, the parent company of WSB, in May 2013, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T and WSB (acquired).

The following table presents the maturities or re‑pricing periods of loans outstanding at December 31, 2014:

	Loan Maturity Distribution at December 31, 2014
	1 year or less	1 - 5 years	After 5 years	Total
	(Dollars in thousands)
Commercial Real Estate:
Owner occupied	$31,197,575	$164,330,366	$25,086,914	$220,614,855
Investment	51,216,300	169,948,569	29,226,014	250,390,883
Hospitality	11,062,898	73,599,662	—	84,662,560
Land and A & D	22,948,094	17,432,836	4,665,329	45,046,259
Real Estate:
Residental First-Investment	19,311,970	44,224,508	10,227,955	73,764,433
Residental First-Owner Occupied	7,008,347	12,587,993	63,468,788	83,065,128
Residential—Land and A&D	21,797,946	8,153,962	796,994	30,748,902
HELOC and Jr. Liens	23,879,441	22,045	—	23,901,486
Commercial	55,467,931	45,074,322	7,462,538	108,004,791
Consumer	2,395,609	1,652,884	5,334,001	9,382,494
Total Loans	$246,286,111	$537,027,147	$146,268,533	$929,581,791
Fixed Rates	$37,463,940	$115,786,859	$127,809,292	$281,060,091
Variable Rates	208,822,171	421,240,286	18,459,243	648,521,700
Total Loans	$246,286,111	$537,027,145	$146,268,535	$929,581,791

Bank owned life insurance.  We have invested $31.4 million in life insurance policies on our executive officers, other officers of the Bank, retired officers of MB&T and former officers of WSB at December 31, 2014.   We anticipate that the earnings on these policies will help offset to our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as that MB&T and WSB had entered into with their executive officers.  During 2014, the cash surrender value of the bank owned life insurance policies increased by $853 thousand as a result of earnings on these policies.  There are no post‑retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisitions of MB&T and WSB.  We have accrued a $235 thousand liability associated with the post‑retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB.

Terminated pension plan.  MB&T had an employee pension plan that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date. We notified all plan participants that we terminated this plan effective August 1, 2011. We liquidated the securities the plan held, deposited the proceeds into interest bearing certificates of deposit and a money market account. On October 1, 2012, we purchased an annuity contract to transfer the remaining $2.1 million pension liability, effective November 1, 2012. In the fourth quarter of 2012, we recorded a $701 thousand expense for the termination of this plan and reversed a deferred tax liability with a credit to income tax payable in the amount of $406 thousand. We transferred the remaining pension plan assets of $235 thousand to the employee 401(k) plan and recorded all remaining expenses associated with audits, actuarial and consulting fees to the plan. There were no charges related to the pension plan for the years ended December 31, 2014 and 2013.

Other real estate owned.  As a result of the acquisitions of MB&T and WSB, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired). We are currently aggressively either marketing these properties for sale or improving them in preparation for sale. During the year ended December 31, 2014, we sold 13 properties and recorded net gains on these sales of $698 thousand.

The following outlines the transactions in other real estate owned during the period.

December 31, 2014	Legacy	Acquired	Total
Beginning balance	$475,291	$3,836,051	$4,311,342
Transferred in	334,000	1,087,365	1,421,365
Sales/deposits on sales	(409,761)	(3,568,901)	(3,978,662)
Net realized (loss) gain	75,761	622,114	697,875
Total end of period	$475,291	$1,976,629	$2,451,920

Goodwill and Core Deposit Intangible.  At December 31, 2014, goodwill was $7.8 million and consisted of $633,790 related to the MB&T acquisition in April 2011 and $7.2 million related to the WSB acquisition in May 2013.

As a result of the acquisitions of MB&T and WSB, we recorded core deposit intangibles of $7.4 million. This amount represented the premium that we paid to acquire MB&T and WSB’s core deposits over the fair value of such deposits. We are amortizing MB&T’s core deposit intangible on an accelerated basis over its estimated useful life of 18 years and WSB’s over its estimated useful life of ten years. At December 31, 2014, the core deposit intangible was $4.4 million as compared to $5.3 million at December 31, 2013.

Deposits.  At December 31, 2014, the deposit portfolio had increased to $1.0 billion, a $41.4 million or 4.25% increase over the December 31, 2013 level of $974.4 million. Non‑interest bearing deposits increased $32.2 million during the year to $260.9 million from $228.7 million at December 31, 2013.  Interest bearing deposits rose $9.2 million to $754.8 million at December 31, 2014 from $745.6 million at December 31, 2013.   Our interest-bearing non-maturity deposits increased $26.2 million offsetting a $17.0 million decline in our time deposits.  These increases are due to our enhanced presence in our primary market and surrounding areas as a result of our marketing efforts as well as the continued efforts of our cash management and financial services teams.  The following table outlines the growth in interest bearing deposits during 2014:

	December 31,	December 31,
	2014	2013	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$348,900	$366,433	$(17,533)	(4.78)%
Interest bearing checking	315,796	294,050	21,746	7.40
Savings	90,130	85,143	4,987	5.86
Total	$754,826	$745,626	$9,200	1.23%

We acquired brokered money market and certificate of deposits through the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC‑ insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2014, we had $40.6 million in CDARS and $85.3 million in money market accounts through Promontory’s reciprocal deposit program compared to $27.4 million and $74.8 million, respectively, at December 31, 2013.

During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition.    We did not obtain any additional brokered certificate of deposits during the year ended December 31, 2014.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2014.

	Certificate of Deposit Maturity Distribution
	December 31, 2014
		Three Months
	Three Months	to	Over
	or	Twelve	Twelve
	Less	Months	Months	Total
	(Dollars in thousands)
Certificates of deposit
Less than $250,000	$70,275	$102,497	$127,358	$300,130
Greater than or equal to $250,000	8,659	18,141	21,970	48,770
Total	$78,934	$120,638	$149,328	$348,900

Borrowings.  Our borrowings consist of unsecured short‑term promissory notes, securities sold under agreements to repurchase, a long‑term senior note and, from time to time, advances from the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2014, borrowings totaled $67.0 million, an increase of $11.4 million from December 31, 2013. The increase was due to FHLB overnight advances, offsetting the decrease in our short-term promissory notes and repurchase agreements. The borrowings were used to fund new loan originations.

The following is a summary of our short‑term and long‑term borrowing at December 31, 2014, 2013 and 2012:

	December 31, 2014
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Short-term promissory notes	$—	—%	$8,272,074	$4,104,963	0.13%
Repurchase agreements	27,502,889	0.19	37,841,441	31,144,877	0.25
FHLB overnight advance	33,500,000	0.36	45,000,000	4,250,137	0.36
FHLB advances	—	—	—	—	—
Total short-term borrowings	61,002,889		91,113,515	39,499,977
Long-term borrowings
Senior note, fixed at 6.28%	5,987,283	6.28	6,085,134	6,038,527	6.28
Total long-term borrowings	5,987,283		6,085,134	6,038,527
Total borrowings	$66,990,172		$97,198,649	$45,538,504

	December 31, 2013
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Short-term promissory notes	$7,773,704	0.15%	$7,773,704	$6,435,181	0.15%
Repurchase agreements	29,756,421	0.10	31,784,710	25,940,598	0.10
FHLB overnight advance	12,000,000	0.35	21,750,000	4,144,032	0.37
FHLB advances	—	—	—	1,387,349	3.02
Total short-term borrowings	49,530,125		61,308,414	37,907,160
Long-term borrowings
Senior note, fixed at 6.28%	6,093,074	6.28	6,184,947	6,139,058	6.28
Total long-term borrowings	6,093,074		6,184,947	6,139,058
Total borrowings	$55,623,199		$67,493,361	$44,046,218

	December 31, 2012
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Short-term promissory notes	$6,332,804	0.15%	$9,652,162	$78,776	0.15%
Repurchase agreements	24,572,663	0.10	28,167,472	237,044	0.44
FHLB overnight advance	7,000,000	0.35	7,000,000	191	0.39
FHLB advances	—	—	10,000,000	9,663,924	3.12
Total short-term borrowings	37,905,467		54,819,634	9,979,936
Long-term borrowings
Senior note, fixed at 6.28%	6,192,350	6.28	6,277,538	6,235,309	6.28
Total long-term borrowings	6,192,350		6,277,538	6,235,309
Total borrowings	$44,097,817		$61,097,172	$16,215,245

The Bank previously sold short term promissory notes to its customers. These notes re‑priced daily and had maturities of 270 days or less. This program terminated in 2014.  Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Short‑term borrowings from the FHLB have a remaining maturity of less than one year.

The senior note listed under long‑term borrowings is an obligation of Pointer Ridge. It has a ten‑year fixed interest rate of 6.28% and matures on September 5, 2016.

Old Line Bancshares has available a $5.0 million unsecured line of credit. In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $24.5 million at December 31, 2014 and December 31, 2013. Old Line Bank has an additional secured line of credit from the FHLB of $326.8 million at December 31, 2014. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided FHLB collateral to support up to $254.4 million of borrowings. We may increase availability by providing additional collateral.

Stockholders’ equity.  Our stockholders’ equity amounted to $135.5 million at December 31, 2014 and $126.5 million at December 31, 2013. We are considered “well capitalized” under the risk‑ based capital guidelines adopted by the Federal Reserve Board. Stockholders’ equity increased during 2014 primarily due to $7.1 million net income available to common stockholders and a deccrease in after tax unrealized losses of $3.2 million on available for sale securities. Basic and diluted earnings per common share decreased in 2014 compared to 2013 as a result of the increase in the number of outstanding shares.

Asset Quality

Overview.  Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management reports to the Loan Committee for their approval and recommendation to the Board of Directors on a monthly basis. The reports presented include information on delinquent loans and foreclosed real estate. We have formal action plans on criticized assets and provide status reports on OREO on a quarterly basis. These action plans include our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties. The Loan Committee consists of four independent (non-employee) directors and three executive officers.

Management generally classifies loans as non‑accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non‑accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non‑accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non‑accrual loans only when received.

Substandard loans generally represent assets inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets have a well‑defined weakness, or weaknesses, that jeopardize liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if deficiencies are not corrected. Special mentioned loans generally represent currently protected, but potentially weak assets that deserve management’s close attention. If left uncorrected, the potential weaknesses may, at some future date, result in deterioration of the repayment prospects for the loan. Special mention loans constitute an unwarranted credit risk, but do not expose the Bank to sufficient risk to warrant adverse classification.

We classify loans as troubled debt restructurings (TDRs) when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. We only restructure loans for borrowers in financial difficulty that have presented a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on TDRs generally include terms to reduce the interest rate or extend the term of the debt obligation.

Loans on non‑accrual status at the date of modification are initially classified as non‑accrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as non‑accrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructuring agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

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

Potential problem loans are loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management has identified additional potential problem loans classified as TDRs totaling $589 thousand that are complying with their repayment terms, which are all acquired loans. Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these loans.

We individually evaluate all acquired loans that we risk rated substandard subsequent to the acquisition, certain acquired special mention loans and all acquired TDRs for impairment. We also evaluate all loans acquired and recorded at fair value under ASC 310‑30 for impairment.

Acquired Loans.  Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. Generally accepted accounting principles require that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non‑performing loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our expectations or payment in full of amounts due. Purchased, credit‑impaired loans that perform consistent with the accretable yield expectations are not reported as non‑accrual or non‑performing.

In 2011, we recorded the loans acquired from MB&T at fair value and, on May 10, 2013, we recorded the loans acquired from WSB at fair value. The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non‑accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At December 31, 2014 and 2013, there was an allowance for loan losses on acquired loans of $20 thousand and $532 thousand, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

During the fourth quarter of 2013, we sold $22.6 million (net of credit marks) of our acquired loans available for sale from loans acquired in the April 2011 merger with MB&T, the May 2013 merger with WSB and the repurchase, from another bank, of a participation on one of the WSB credit impaired loans. The net proceeds of this sale were approximately $26.5 million of which $3.4 million was recorded as gain on sale of loans during the year ending December 31, 2013.

Nonperforming Assets.  At December 31, 2014, our nonperforming assets totaled $8.0 million and consisted of $5.2 million of non‑accrual loans, $305 thousand of loans 90 days or more past due and still accruing and other real estate owned of $2.5 million. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	December 31, 2014			December 31, 2013
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$305,323	305,323	$—	$309,767	309,767
Residential Real Estate:
First-Investment	—	—	—	—	—	—
First-Owner Occupied	—	—	—	—	429,144	429,144
Land and A&D	—	—	—	—	915,649	915,649
Consumer	—	—	—	—	—	—
Total accruing loans 90 or more days past due	—	305,323	305,323	—	1,654,560	1,654,560
Non-accrued loans:
Commercial Real Estate
Owner Occupied	$1,849,685	$55,707	$1,905,392	$1,849,685	$—	$1,849,685
Investment	—	—	—	—	376,050	376,050
Hospitality	—	—	—	4,473,345	—	4,473,345
Land and A&D	—	795,300	795,300	—	—	—
Residential Real Estate:
First-Investment	113,264	310,735	423,999	123,183	—	123,183
First-Owner Occupied	—	795,920	795,920	925,814	156,143	1,081,957
Land and A&D	—	—	—	—	130,532	130,532
Commercial	1,165,955	—	1,165,955	769,597	—	769,597
Consumer	120,641	—	120,641	14,426	—	14,426
Total non-accrued past due loans:	3,249,545	1,957,662	5,207,207	8,156,050	662,725	8,818,775
Other real estate owned (“OREO”)	475,291	1,976,629	2,451,920	475,291	3,836,051	4,311,342
Total non performing assets	$3,724,836	$4,239,614	$7,964,450	$8,631,341	$6,153,336	$14,784,677
Accruing Troubled Debt Restructurings
Residential Real Estate:
First-Owner Occupied	$—	$505,250	$505,250	$—	$579,583	$579,583
Commercial	—	83,261	83,261	—	87,387	87,387
Total Accruing Troubled Debt Restructurings	$—	$588,511	$588,511	$—	$666,970	$666,970

	Nonperforming Assets
	December 31, 2012			December 31, 2011			December 31, 2010
	Legacy	Acquired	Total	Legacy	Acquired	Total	Legacy	Total
Accruing loans 90 or more days past due
Real Estate
Commercial	$—	$—	—	$—	$—	$—	$—	$—
Construction	—	—	—	—	—	—	—	—
Residential	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	6,410	6,410	34,370	—	34,370	—	—
Total accruing loans 90 or more days past due	—	6,410	6,410	34,370	—	34,370	—	—
Non-accruing loans:

Commercial Real Estate:
Owner Occupied	$—	$771,190	$771,190	$—	$2,288,900	$2,288,900	$—	$—
Investment	—	—	—	—	—	—	—	—
Hospitality	—	—	—	—	—	—	—	—
Land and A&D	351,276	200,000	551,276	—	—	—	—	—
Residential Real Estate:
First Investment	138,708	925,696	1,064,404	—	—	—	2,426,608	2,426,608
First Owner-Occupied	453,165	1,818,051	2,271,216	1,169,337	2,204,088	3,373,425	—	—
Land and A&D	—	341,624	341,624	—	—	—	—	—
Commercial	874,735	35,392	910,127	77,975	90,039	168,014	—	—
Consumer	—	—	—	—	—	—	284,011	284,011
Total Non-accruing past due loans:	1,817,884	4,091,953	5,909,837	1,247,312	4,583,027	5,830,339	2,710,619	2,710,619
Other real estate owned (“OREO”)	1,651,228	2,068,221	3,719,449	1,871,832	2,132,777	4,004,609	1,153,039	1,153,039
Total non-performing assets	$3,469,112	$6,166,584	$9,635,696	$3,153,514	$6,715,804	$9,869,318	$3,863,658	$3,863,658
Accruing Troubled Debt Restructurings
Residential Real Estate:
First Owner-Occupied	$499,122	$604,326	$1,103,448	$5,037,879	$—	$5,037,879	$—	$—
Commercial	—	90,748	90,748	—	—	—	—	—
Consumer	—	—	—	142,671	154,088	296,759	—	—
Total Accruing Troubled Debt Restructurings	$499,122	$695,074	$1,194,196	$5,180,550	$154,088	$5,334,638	$—	$—

The table below reflects our ratios of our non‑performing assets at December 31, 2014 and 2013.

	December 31,
	2014	2013
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.40%	1.01%
Total nonperforming assets as a percentage of total assets	0.30%	0.74%
Total nonperforming assets as a percentage of total loans held for investment	0.38%	1.01%
Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.85%	1.73%
Total nonperforming assets as a percentage of total assets	0.65%	1.27%
Total nonperforming assets as a percentage of total loans held for investment	0.86%	1.73%

The table below outlines loans on non‑accrual status by loan category at December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$1,849,685	$1,849,685	$—	1	$1,849,685	$1,849,685	$82,474
Hospitality	—	—	—	—	1	4,473,345	4,473,345	57,958
Land and A & D	—	—	—	—	—	—	—	—
Residential Real Estate
First-Investment	1	113,264	113,264	—	1	123,183	123,183	10,362
First-Owner Occupied	—	—	—	—	2	925,814	925,814	51,453
Commercial	3	1,165,955	1,165,955	—	1	769,597	769,597	89,257
Consumer	1	120,641	120,641	3,934	2	14,426	14,426	147
Total non-accrual loans	6	3,249,545	3,249,545	3,934	8	8,156,050	8,156,050	291,651
Acquired(1)
Commercial Real Estate:
Owner Occupied	1	48,359	55,707	178,434	—	—	—	—
Investment	—	—	—	—	2	372,047	376,050	10,853
Land and A & D	3	1,532,904	795,300	89,026	—	—	—	—
Residential Real Estate
First-Investment	3	311,089	310,735	119,616	—	—	—	—
First-Owner Occupied	4	830,949	795,920	32,592	2	154,884	156,143	4,697
Land and A & D	—	—	—	—	3	131,031	130,532	2,638
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans	11	$2,723,301	$1,957,662	$419,668	7	$657,962	$662,725	$18,188
Total all non-accrual loans	17	$5,972,846	$5,207,207	$423,602	15	$8,814,012	$8,818,775	$309,839

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

Nonperforming legacy loans decreased $4.9 million from 2013 primarily due to one large commercial real estate relationship that was placed on nonaccrual status in the fourth quarter of 2013.     This one loan was secured by an economy level hotel affiliated with a national brand and was sold at foreclosure in September 2014.  Non‑performing acquired loans increased from 2013 primarily as a result of three land acquisition and development loans.

At December 31, 2014, the balance of OREO was $2.5 million, a $1.9 million decrease from the December 31, 2013 balance of $4.3 million. Legacy OREO remained stable.  One foreclosed loan was transferred into OREO and was sold in 2014.  Acquired OREO decreased $1.9 million due to the sale of foreclosed properties acquired in the WSB and MB&T acquisitions.

Delinquent Loans.  The tables below present a breakdown of the recorded book balance of past due loans at December 31, 2014 and 2013:

	Past Due Loans
	Recorded Book Balance
	December 31, 2014			December 31, 2013
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$828,388	$54,035	$882,423
Investment	—	572,565	572,565	—	534,694	534,694
Residential Real Estate:
First-Investment	297,221	189,739	486,960	521,405	845,018	1,366,423
First-Owner Occupied	—	1,423,752	1,423,752	—	2,584,408	2,584,408
Land and A&D	—	168,875	168,875	—	35,162	35,162
HELOC and Jr. Liens	—	87,703	87,703	—	—	—
Commercial	45,483	1,167,538	1,213,021	224,322	396,215	620,537
Consumer	—	9,308	9,308	—	14,108	14,108
Total 30 - 89 days past due	342,704	3,619,480	3,962,184	1,574,115	4,463,640	6,037,755
90 or more days past due
Commercial Real Estate
Owner Occupied	—	305,323	305,323	—	309,767	309,767
Residential Real Estate:
First-Investment	—	—	—	—	—	—
First-Owner Occupied	—	—	—	—	429,144	429,144
Land and A&D	—	—	—	—	915,649	915,649
Consumer	—	—	—	—	—	—
Total 90 or more days past due	—	305,323	305,323	—	1,654,560	1,654,560
Total accruing past due loans	$342,704	$3,924,803	$4,267,507	$1,574,115	$6,118,200	$7,692,315

Allowance for Loan Losses.  Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit worthiness of the borrowers over the term of the loans, the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any).  We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely.    We add back recoveries on loans previously charged-off to the allowance.

We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by ASC Topic 310—Receivables, and ASC Topic 450—Contingencies. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s SAB No. 102, Loan Loss Allowance Methodology and Documentation, the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, National Credit Union Administration and Office of Thrift Supervision. We also continue to measure the credit impairment at each period end on all loans that have been classified as a TDR using the guidance in ASC 310‑10‑35.

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

The loans classified in our held‑for‑sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at the balance sheet date and will be settled subsequent to that date.  Only loans purchased by investors with recourse obligations are included in other liabilities.

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

All loan categories are divided by risk rating and loss factors and weighted by risk rating to determine estimated loss amounts.

Within each of the above loan categories, each portfolio is sorted by the risk assessment rating of each loan as Pass, Pass‑Watch, Special Mention or Substandard.

The Bank’s loss experience by category for each of the last 12 quarters is aggregated and that total is used to create a percentage of the loan portfolio as it existed at the beginning of the 12 quarter “look back.”    The Bank’s loss experience (Loss Factor) is progressively tiered by risk category for Pass, Pass‑Watch, Special Mention and Substandard loans by applying a higher loss factor to higher risk rated categories. Loans rated “Doubtful” or “Loss” are, by definition, impaired and will be specifically reserved based upon Bank management’s best estimate of the loss exposure for each loan.

Qualitative factors include: levels and trends in delinquencies and non‑accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; regional and local economic trends and conditions; peer group loan loss history; concentrations of credit; quality of the Bank’s loan review system; external factors, such as competition, legal and regulatory requirements; and management’s collective assessment of the appropriateness of the allowance for loan losses in light of recent trends, events, political impact and other considerations.

      During 2014, the methodology utilized to estimate our allowance for loan losses was refined to segregate our hospitality loans, previously combined into one category, into three separate categories based on the type of properties and the charge-off was applied to our loss history in the specific hospitality category that it related to.  The result of this change in methodology increased the general reserve portion of our allowance for loan losses, an increase mainly caused by the charge-off on the one commercial/hotel loan during the quarter.

      The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.    During 2013, the loan segments were changed to align

with our new allowance methodology which resulted in balance transfers from prior loan categories and assignment to each new loan segment.

		Commercial	Residential	Other
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$—	$—	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	—	—	20,000	—	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

		Commercial	Residential	Other
December 31, 2013	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance					3,965,347
General provision for loan losses					1,289,153
Allocated balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640
	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)
Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661
Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

	Real			Other
December 31, 2012	Estate	Commercial	Boats	Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	1,056,287	(181,118)	(224,359)	40,007	690,817
Provision for loan losses for loans acquired with deteriorated credit quality	584,928	249,255	—	—	834,183
Recoveries	32,636	82,260	—	107,260	222,156
	3,796,919	1,072,707	340,881	277,920	5,488,427
Loans charged off	(970,335)	(316,753)	(91,953)	(144,039)	(1,523,080)
Ending Balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$125,000	$—	$—	$—	$125,000
Other loans not individually evaluated	2,384,960	755,954	248,928	133,881	3,523,723
Acquired Loans:
Individually evaluated for impairment	316,624	—	—	—	316,624
Ending balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347

	Real			Other
December 31, 2011	Estate	Commercial	Boats	Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	967,036	303,839	317,778	130,544	1,719,197
Provision for loan losses for loans acquired with deteriorated credit quality	—	80,803	—	—	80,803
Recoveries	13,701	154,523	—	66,834	235,058
	2,728,859	956,363	612,501	205,811	4,503,534
Loans charged off	(605,791)	(34,053)	(47,261)	(75,158)	(762,263)
Ending Balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$175,118	$77,976	$70,000	$—	$323,094
Other loans not individually evaluated	1,947,950	796,699	495,240	130,653	3,370,542
Acquired Loans:
Individually evaluated for impairment	—	47,635	—	—	47,635
Ending balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271

	Real			Other
December 31, 2010	Estate	Commercial	Boats	Consumer	Total
Beginning balance	$1,845,126	$544,854	$81,417	$10,319	$2,481,716
Provision for loan losses	857,818	9,495	213,306	1,381	1,082,000
Recoveries	3,650	—	—	927	4,577
	2,706,594	554,349	294,723	12,627	3,568,293
Loans charged off	(958,472)	(137,151)	—	(4,194)	(1,099,817)
Ending Balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Amount allocated to:
Individually evaluated for impairment	$475,000	$—	$—	$—	$475,000
Other loans not individually evaluated	1,273,122	417,198	294,723	8,433	1,993,476
Ending balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476

The following table provides our ratio of allowance for loan losses:

	At December 31,
	2014	2013	2012	2011	2010
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.46%	0.58%	0.66%	0.69%	0.82%
Non-accrual loans	121.61%	60.71%	67.1%	64.17%	91.07%
Net charge-offs to average loans	0.39%	0.07%	0.23%	0.11%	0.38%

The following tables provide a breakdown of the allowance for loan losses. During 2013, the loan segments were changed to align with our new allowance methodology which resulted in balance transfers from prior loan categories and assigned to each new loan segment.

	Allocation of Allowance for Loan Losses
	December 31, 2014		December 31, 2013
		% of Loans		% of Loans
		in Each		in Each
	Amount	Category	Amount	Category
Commercial	$696,371	11.62%	$495,051	11.34%
Commercial Real Estate	2,558,368	64.62	3,569,395	62.78
Residential Real Estate	926,995	22.75	841,234	24.09
Consumer	100,101	1.01	23,533	1.29
Total	$4,281,835	100.00%	$4,929,213	100.00%

	Allocation of Allowance for Loan Losses
	December 31,
	2012		2011		2010
		% of		% of		% of
		Loans		Loans		Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Consumer	$133,881	0.67%	$130,653	0.89%	$8,433	0.48%
Boat	248,928	1.17	565,240	1.63	294,723	3.86
Mortgage	2,826,584	81.71	2,123,068	77.73	1,748,122	67.97
Commercial	755,954	16.45	922,310	19.75	417,198	27.69
Total	$3,965,347	100.00%	$3,741,271	100.00%	$2,468,476	100.00%

We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

Overall, we continue to believe that the loan portfolio remains manageable in terms of charge‑offs and nonperforming assets as a percentage of total loans. We remain diligent and aware of our credit costs and the impact that these can have on our financial institution, and we have taken proactive measures to identify problem loans, including in‑house and independent review of larger transactions. Our policy for evaluating problem loans includes obtaining new certified real estate appraisals as needed. We continue to monitor and review frequently the overall asset quality within the loan portfolio.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On December 31, 2014, we had $23.6 million in cash and due from banks, $1.2 million in interest bearing accounts, and $601 thousand in federal funds sold. As of December 31, 2013, we had $28.3 million in cash and due from banks, $30 thousand in interest bearing accounts, and $712 thousand in federal funds sold.

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

Old Line Bancshares has available a $5.0 million unsecured line of credit. In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $24.5 million at December 31, 2014. Old Line Bank has an additional secured line of credit from the FHLB of $339.9 million at December 31, 2014. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided FHLB collateral to support up to $254.4 million of borrowings. We may increase availability by providing additional collateral. Additionally, we have provided collateral in the form of investment securities to support the $27.5 million repurchase agreement.

The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation—Capital Adequacy Guidelines.”

Risk Based Capital Analysis

(Dollars in thousands)

December 31,	2014	2013	2012
Tier 1 Capital
Preferred and common stock	$108	$108	$68
Additional paid-in capital	105,235	104,622	53,792
Retained earnings	30,068	24,879	18,531
Less: disallowed assets	12,214	13,081	4,326
Less: deferred assets	5,447	10,848	—
Total Tier 1 Capital	117,750	105,680	68,065
Tier 2 Capital:
Unrealized gains (45%) equity securities	—	68	—
Less: deductions	327	421	—
Allowance for loan losses	4,477	5,115	3,965
Total Risk Based Capital	$121,900	$110,442	$72,030
Risk weighted assets	$956,224	$883,921	$632,108

				Regulatory	To be Well
December 31,	2014	2013	2012	Minimum	Capitalized
Capital Ratios:
Tier 1 risk based capital ratio	11.7%	12.0%	10.8%	4%	6%
Total risk based capital ratio	12.1%	12.5%	11.4%	8%	10%
Leverage ratio	9.4%	9.3%	7.9%	4%	5%

Contractual Obligations, Commitments, Contingent Liabilities, and Off‑ balance Sheet Arrangements

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

Outstanding loan commitments and lines and letters of credit at December 31, 2014 and 2013 are as follows:

December 31,	2014	2013
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$69,347	$62,249
Construction	57,878	69,074
Consumer	15,725	15,873
	$142,950	$147,196
Standby letters of credit	$15,725	$17,306

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

Commitments for real estate development and construction, which totaled $57.9 million, or 40.49% of the $143.0 million at December 31, 2014, are generally short term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of non‑performance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In general, we make loan commitments, credit lines and letters of credit on the same terms, including with respect to collateral, as outstanding loans. We evaluate each customer’s credit worthiness and the collateral required on a case by case basis.

We have various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date.

Contractual Obligations

(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years	Total
Non-interest bearing deposits	$260,914	$—	$—	$—	$260,914
Interest bearing deposits	605,498	110,181	39,146	—	754,825
Short term borrowings	61,002	—	—	—	61,002
Long term borrowings	113	5,875	—	—	5,988
Purchase obligations	3,399	6,364	6,614	4,381	20,758
Operating leases	1,920	3,663	2,301	3,647	11,531
Total	$932,846	$126,083	$48,061	$8,028	$1,115,018

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

Reconciliation of Non‑GAAP Measures

Below is a reconciliation of the Federal Tax Exempt adjustments and the GAAP basis information presented in this report:

Twelve Month Ended December 31, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$41,703,523	3.99%	3.88%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	948,561	0.09	0.09
Loans	783,712	0.07	0.07
Total tax equivalent adjustment	1,732,274	0.16	0.16
Tax equivalent interest yield	$43,435,797	4.15%	4.04%

Twelve Month Ended December 31, 2013

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$40,060,585	4.33%	4.21%
Tax equivalent adjustment
Federal funds sold	3	—	—
Investment securities	1,141,014	0.12	0.12
Loans	674,364	0.08	0.08
Total tax equivalent adjustment	1,815,381	0.2	0.2
Tax equivalent interest yield	$41,875,966	4.53%	4.41%

Twelve Month Ended December 31, 2012

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$33,164,498	4.47%	4.27%
Tax equivalent adjustment
Federal funds sold	2	—	—
Investment securities	899,683	0.12	0.12
Loans	465,190	0.06	0.06
Total tax equivalent adjustment	1,364,875	0.18	0.18
Tax equivalent interest yield	$34,529,373	4.65%	4.45%

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

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re‑pricing of interest earning assets and interest bearing liabilities. The Asset and Liability Committee of the Board of Directors oversees this review.

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

Old Line Bank currently has a negative gap, which suggests that the net interest income on interest earning assets may decrease during periods of rising interest rates. However, a simple interest rate “gap” analysis by itself may not be an accurate indicator of how changes in interest rates will affect net interest income. Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. Although certain assets and liabilities may have similar maturities or periods of re‑pricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2014. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2014
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	1,200	—	—	—	1,200
Federal funds sold	601	—	—	—	601
Investment securities	1,250	1,577	56,953	112,390	172,170
Loans	106,127	68,589	275,815	403,661	854,192
Total interest earning assets	109,208	70,166	332,768	516,051	1,028,193
Interest Bearing Liabilities:
Interest-bearing transaction deposits	210,531	105,265	—	—	315,796
Savings accounts	30,043	30,043	30,043	—	90,129
Time deposits	66,890	149,008	150,536	—	366,434
Total interest-bearing deposits	307,464	284,316	180,579	—	772,359
FHLB advances	33,500	—	—	—	33,500
Other borrowings	27,503	92	5,895	—	33,490
Total interest-bearing liabilities	368,467	284,408	186,474	—	839,349
Period Gap	$(259,259)	$(214,242)	$146,294	$516,051	$188,844
Cumulative Gap	$(259,259)	$(473,501)	$(327,207)	$188,844
Cumulative Gap/Total Assets	(21.12)%	(38.57)%	(26.66)%	15.38%

Quarterly Data (unaudited)

	First	Second	Third	Fourth
Year Ended December 31, 2014:	Quarter	Quarter	Quarter	Quarter

Interest income	$11,372	$11,617	$11,118	$11,496
Interest expense	1,013	1,005	963	919
Net interest income	10,359	10,612	10,155	10,577
Provision for loan losses	270	1,544	555	458
Net interest income after provision for loan losses	10,089	9,068	9,600	10,119
Income before income taxes	2,505	2,443	2,377	2,462
Income tax expense	691	688	636	679
Net income	1,814	1,755	1,741	1,783
Less: Net income (loss) attributable to the non-controlling interest	(21)	(14)	(4)	2
Net income available to common stockholders	1,835	1,769	1,745	1,781
Basic earnings per common share	0.17	0.16	0.16	0.17
Diluted earnings per common share	0.17	0.16	0.16	0.16

	First	Second	Third	Fourth
Year Ended December 31, 2013:	Quarter	Quarter	Quarter	Quarter

Interest income	$8,817	$10,308	$12,559	$12,580
Interest expense	970	1,105	1,083	1,046
Net interest income	7,847	9,203	11,476	11,534
Provision for loan losses	200	200	590	514
Net interest income after provision for loan losses	7,647	9,003	10,886	11,020
Income (loss) before income taxes	1,795	(379)	3,174	6,760
Income tax expense/(benefit)	522	(283)	971	2,393
Net income (loss)	1,273	(96)	2,203	4,367
Basic earnings per common share	0.19	(0.01)	0.22	0.41
Diluted earnings per common share	0.19	(0.01)	0.22	0.41

	First	Second	Third	Fourth
Year Ended December 31, 2012:	Quarter	Quarter	Quarter	Quarter

Interest income	$9,101	$9,764	$9,801	$9,556
Interest expense	1,340	1,300	1,264	1,154
Net interest income	7,761	8,464	8,537	8,402
Provision for loan losses	375	375	375	400
Net interest income after provision for loan losses	7,386	8,089	8,162	8,002
Income before income taxes	2,580	2,995	2,920	1,691
Income tax expense/(benefit)	844	983	913	(19)
Net income	1,736	2,012	2,007	1,710
Basic earnings per common share	0.26	0.30	0.29	0.25
Diluted earnings per common share	0.26	0.29	0.29	0.25

Item 8.  Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Line Bancshares, Inc.

We have audited Old Line Bancshares, Inc. and Subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Old Line Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Old Line Bancshares, Inc. and Subsidiaries as of and for the year ended December 31, 2014, and our report dated March 11, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 11, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Line Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Line Bancshares, Inc.’s internal controls over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2015, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 11, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Old Line Bancshares, Inc.

Bowie, Maryland

We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and cash flows for each of the years in the two‑year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland

March 20, 2013

8100 Sandpiper Circle, Suite 308, Baltimore, Maryland 21236

443‑725‑5395 FAX 443‑725‑5074

Website: www.Rowles.com

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$23,572,613	$28,316,351
Interest bearing deposits in other financial institutions	1,230,864	30,375
Federal funds sold	601,259	711,574
Total cash and cash equivalents	25,404,736	29,058,300
Investment securities available for sale-at fair value	161,680,198	172,169,776
Loans held for sale, fair value of $4,753,995 and $2,074,924	4,548,106	2,014,711
Loans held for investment (net of allowance for loan losses of $4,281,835 and $4,929,213, respectively)	926,573,488	847,248,590
Equity securities at cost	5,811,697	5,669,807
Premises and equipment	34,300,375	35,215,868
Accrued interest receivable	3,218,428	3,432,924
Deferred income taxes	16,106,498	21,868,076
Bank owned life insurance	31,429,747	30,577,187
Other real estate owned	2,451,920	4,311,342
Goodwill	7,793,665	7,793,665
Core deposit intangible	4,420,796	5,287,501
Other assets	3,779,350	2,575,377
Total assets	$1,227,519,004	$1,167,223,124
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$260,913,521	$228,733,624
Interest bearing	754,825,885	745,625,862
Total deposits	1,015,739,406	974,359,486
Short term borrowings	61,002,889	49,530,125
Long term borrowings	5,987,283	6,093,074
Supplemental executive retirement plan	5,095,141	4,921,241
Other liabilities	4,167,648	5,769,880
Total liabilities	1,091,992,367	1,040,673,806
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; issued and outstanding 10,810,930 for 2014 and 10,777,113 for 2013	108,110	107,772
Additional paid-in capital	105,235,646	104,622,171
Retained earnings	30,067,798	24,879,275
Accumulated other comprehensive income (loss)	(147,250)	(3,359,823)
Total Old Line Bancshares, Inc. stockholders’ equity	135,264,304	126,249,395
Non-controlling interest	262,333	299,923
Total stockholders’ equity	135,526,637	126,549,318
Total liabilities and stockholders’ equity	$1,227,519,004	$1,167,223,124

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2014	2013	2012
Interest Income
Loans, including fees	$41,723,378	$40,206,378	$33,808,739
Interest and dividends on taxable investments:
U.S. Treasury securities	21,680	3,043	9,646
U.S. government agency securities	567,785	538,007	362,323
Mortgage backed securities	1,498,353	1,464,994	2,243,209
Municipal securities	1,479,292	1,797,449	1,592,370
Federal funds sold	4,689	3,848	6,026
Other	308,069	249,119	199,810
Total interest income	45,603,246	44,262,838	38,222,123
Interest expense
Deposits	3,401,622	3,716,044	4,235,107
Borrowed funds	498,101	486,209	822,518
Total interest expense	3,899,723	4,202,253	5,057,625
Net interest income	41,703,523	40,060,585	33,164,498
Provision for loan losses	2,827,297	1,504,190	1,525,000
Net interest income after provision for loan losses	38,876,226	38,556,395	31,639,498
Non-interest income
Service charges on deposit accounts	1,904,063	1,607,931	1,281,187
Gains on sales or calls of investment securities	129,911	641,088	1,156,781
Gain on the sale of stock	96,993	—	—
Earnings on bank owned life insurance	988,204	840,028	548,454
Gain (loss) on disposal of assets	(30,131)	(104,639)	7,430
Gain on the sale of loans	771,815	3,890,029	—
Other fees and commissions	2,096,069	1,995,745	714,258
Total non-interest income	5,956,924	8,870,182	3,708,110
Non-interest expense
Salaries and benefits	17,831,394	16,617,920	12,038,509
Occupancy and equipment	6,268,593	5,353,300	3,687,419
Data processing	1,340,875	1,422,771	869,984
Pension plan termination	—	—	700,884
FDIC insurance and State of Maryland assessments	912,208	777,474	600,875
Merger and integration	29,167	3,518,945	470,999
Core deposit premium amortization	866,704	838,694	727,421
Gain on sales of other real estate owned	(697,875)	(144,934)	(110,704)
OREO expense	554,057	838,429	591,348
Network services	743,751	582,533	266,382
Telephone	667,095	564,164	460,308
Other operating	6,530,366	5,707,993	4,858,398
Total non-interest expense	35,046,335	36,077,289	25,161,823
Income before income taxes	9,786,815	11,349,288	10,185,785
Income tax expense	2,694,104	3,602,083	2,720,446
Net income	7,092,711	7,747,205	7,465,339
Less: Net loss attributable to the non-controlling interest	(37,589)	(91,624)	(65,125)
Net income available to common stockholders	$7,130,300	$7,838,829	$7,530,464
Basic earnings per common share	$0.66	$0.87	$1.10
Diluted earnings per common share	$0.65	$0.86	$1.09
Dividend per common share	$0.18	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2014	2013	2012
Net income	$7,092,711	$7,747,205	$7,465,339
Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available for sale, net of taxes of $2,143,885, ($3,544,461) and $492,320, respectively.	3,291,241	(4,935,616)	1,680,332
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $51,243, $252,877 and $456,292, respectively.	(78,668)	(388,211)	(700,489)
Net gain on pension plan assets, net of taxes of $0, $0 and ($8,812), respectively.	—	—	13,527
Other comprehensive income (loss)	3,212,573	(5,829,581)	80,786
Comprehensive Income	10,305,284	1,917,624	7,546,125
Comprehensive (loss) attributable to the non-controlling interest	(37,589)	(91,624)	(65,125)
Comprehensive income available to common stockholders	$10,342,873	$2,009,248	$7,611,250

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	stockholders’
	Shares	Par value	capital	earnings	income	interest	equity
Balance, December 31, 2011	6,817,694	$68,177	$53,489,075	$12,093,742	$2,388,972	$456,672	$68,496,638
Net income attributable to Old Line Bancshares, Inc.	—	—	—	7,530,464	—	—	7,530,464
Unrealized gain on securities available for sale, net of income tax benefit of $32,890	—	—	—	—	58,447	—	58,447
Settlement effect pension plan					22,339		22,339
Net loss attributable to non-controlling interest	—	—	—	—	—	(65,125)	(65,125)
Stock based compensation awards	—	—	176,024	—	—	—	176,024
Common stock cash dividend $0.16 per share	—	—	—	(1,092,819)	—	—	(1,092,819)
Stock options exercised including tax benefit of $12,581	17,500	175	127,018	—	—	—	127,193
Restricted stock issued	10,238	102	(102)	—	—	—	—
Balance, December 31, 2012	6,845,432	$68,454	$53,792,015	$18,531,387	$2,469,758	$391,547	$75,253,161
Net income attributable to Old Line Bancshares, Inc.	—	—	—	7,838,829	—	—	7,838,829
Acquisition of WSB Holdings, Inc.	2,909,486	29,095	37,617,967	—	—	—	37,647,062
Unrealized gain on securities available for sale, net of income tax benefit of $3,797,338	—	—	—	—	(5,829,581)	—	(5,829,581)
Net loss attributable to non-controlling interest	—	—	—	—	—	(91,624)	(91,624)
Stock based compensation awards	—	—	230,743	—	—	—	230,743
Private placement—common stock	936,695	9,367	12,168,201	—	—	—	12,177,568
Common stock cash dividend $0.16 per share	—	—	—	(1,490,941)	—	—	(1,490,941)
Stock options exercised including tax benefit of $113,280	79,149	792	813,309	—	—	—	814,101
Restricted stock issued	8,382	84	(84)	—	—	—	—
Forfeiture of shares	(2,031)	(20)	20	—	—	—	—
Balance, December 31, 2013	10,777,113	$107,772	$104,622,171	$24,879,275	$(3,359,823)	$299,923	$126,549,318
Net income attributable to Old Line Bancshares, Inc.	—	—	—	7,130,300	—	—	7,130,300
Unrealized gain on securities available for sale, net of income tax benefit of $2,092,642	—	—	—	—	3,212,573	—	3,212,573
Net loss attributable to non-controlling interest	—	—	—	—	—	(37,589)	(37,589)
Stock based compensation awards	—	—	336,652	—	—	—	336,652
Common stock cash dividend $0.18 per share	—	—	—	(1,941,777)	—	—	(1,941,777)
Stock options exercised including tax benefit of $23,934	25,560	256	276,905	—	—	—	277,161
Restricted stock issued	8,257	82	(82)	—	—	—	—
Balance, December 31, 2014	10,810,930	$108,110	$105,235,646	$30,067,798	$(147,250)	$262,334	$135,526,637

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2014	2013	2012
Cash flows from operating activities
Interest received	$46,498,072	$45,688,813	$38,804,106
Fees and commissions received	3,407,770	3,473,068	2,098,588
Interest paid	(3,898,507)	(4,495,597)	(5,143,101)
Cash paid to suppliers and employees	(32,110,815)	(30,225,850)	(21,033,154)
Originations of loans held for sale	(54,257,289)	(31,959,210)	—
Proceeds from the sale of loans held for sale	51,723,894	33,834,528	—
Income taxes paid	(1,156,324)	(714,783)	(2,889,216)
	10,206,801	15,600,969	11,837,223
Cash flows from investing activities
Cash and cash equivalents of acquired bank	—	38,846,599	—
Purchase of investment securities—available for sale	(28,384,137)	(27,016,236)	(89,682,958)
Proceeds from disposal of investment securities
Available for sale at maturity, call and paydowns	16,528,134	34,988,433	49,090,425
Available for sale sold	26,999,085	60,349,897	30,961,092
Loans made, net of principal collected	(82,548,387)	(91,899,866)	(57,879,889)
Proceeds from sale of other real estate owned	3,978,662	4,610,789	980,310
Investment in improvements other real estate owned	—	—	(15,525)
Redemption (purchase) of equity securities	(233,973)	(1,970,233)	238,551
Proceeds from sale of premises and equipment	(30,131)	(104,639)	30,000
Purchase of premises, equipment and software	(1,251,894)	(1,554,461)	(3,370,280)
	(64,942,641)	16,250,283	(69,648,274)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(17,535,593)	55,663,499	(24,883,587)
Other deposits	58,915,512	(32,956,546)	69,573,620
Short term borrowings	11,472,764	(48,625,910)	(767,190)
Long term borrowings	(105,791)	(99,276)	(92,129)
Acquisition cash consideration	—	(16,966,208)	—
Proceeds from stock options exercised, including tax benefit	277,161	814,101	127,193
Private placement-common stock	—	12,177,568	—
Cash dividends paid-common stock	(1,941,777)	(1,490,941)	(1,092,819)
	51,082,276	(31,483,713)	42,865,088
Net increase (decrease) in cash and cash equivalents	(3,653,564)	367,539	(14,945,963)
Cash and cash equivalents at beginning of year	29,058,300	28,690,761	43,636,724
Cash and cash equivalents at end of year	$25,404,736	$29,058,300	$28,690,761

The accompanying notes are an integral part of these consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,	2014	2013	2012
Reconciliation of net income to net cash provided (used) by operating activities
Net income	$7,092,711	$7,747,205	$7,465,339
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation and amortization	2,264,380	1,850,659	1,430,125
Provision for loan losses	2,827,297	1,504,190	1,525,000
Amortization of intangible	866,704	838,694	727,421
Change in loans held for sale	(2,533,395)	1,875,318	—
(Gain)/loss on sale of loans	(771,815)	(3,890,029)	—
Gain on sale of other real estate owned	(697,875)	(144,934)	(110,704)
Write down of other real estate owned	—	334,040	281,000
Gain on sale of equity securities	(96,993)	—	—
(Gain) loss on sale of equipment	30,131	104,639	(7,430)
(Gain) loss on sale of securities	(129,911)	(641,088)	(1,156,781)
Amortization of premiums and discounts	933,688	1,259,194	1,115,217
Deferred loan fees net of costs	(253,358)	73,809	(342,293)
Deferred income taxes	3,608,954	566,014	71,594
Stock based compensation awards	336,652	230,743	176,024
Increase (decrease) in:
Accrued interest payable	1,216	(293,344)	(85,476)
Income tax payable	(2,071,174)	2,321,286	(240,364)
Supplemental executive retirement plan	173,900	305,542	273,035
Other liabilities	467,726	(2,034,253)	279,745
Decrease (increase) in:
Accrued interest receivable	214,496	92,972	(190,941)
Bank owned life insurance	(852,560)	(721,063)	(452,741)
Settlement of prepaid pension plan	—	—	1,052,890
Other assets	(1,203,973)	4,221,375	26,563
	$10,206,801	$15,600,969	$11,837,223

	2014	2013	2012
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$—	$307,841,956	$—
Other intangible assets acquired	—	9,594,598	—
Fair value of liabilities assumed	—	(279,789,492)	—
Net identifiable assets acquired over liabilities assumed	—	37,647,062	—
Supplemental disclosure of noncash activities:
Transfer to loans from other real estated owned	$1,421,365	$1,159,308	$849,921

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

1. Summary of Significant Accounting Policies

Organization and Description of Business—Old Line Bancshares, Inc. (Bancshares) is the holding company for Old Line Bank (Bank). We provide a full range of banking services to customers located in Anne Arundel, Calvert, Charles, Prince George’s and St. Mary’s counties in Maryland and surrounding areas.

Basis of Presentation and Consolidation—The accompanying consolidated financial statements include the activity of Bancshares, its wholly owned subsidiary, Old Line Bank, and its majority owned membership interest in Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We have eliminated all significant intercompany transactions and balances.

We report the non‑controlling interests in Pointer Ridge separately in the consolidated balance sheets. We report the income of Pointer Ridge attributable to Bancshares from the date of our acquisition of majority interest on the consolidated statements of income.

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

Management systematically evaluates investment securities for other‑ than‑temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security. A decline in the market value of any available for sale security below cost that is deemed other‑than‑temporary results in a charge to earnings and establishment of a new cost basis for that security.

Stock based compensation awards—The cost of employee services received in exchange for equity instruments, including stock options and restricted stock awards, is generally measured at fair value on the grant date. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

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

Other real estate owned—Other real estate owned consists of properties obtained through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and is reported on an individual asset basis at net realizable value. Net realizable value equals fair value and is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources less estimated selling costs. While initial fair value is determined by independent third parties, management may subsequently reassess these valuations and apply additional discounts if necessary. When properties are acquired through foreclosure, any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recognized and charged to the allowance for loan losses. Subsequent write‑downs are charged to a separate allowance for losses pertaining to real estate owned, established through provisions for estimated losses on other real estate owned charged to operations. Based upon management’s evaluation of the real estate acquired through foreclosure, additional expense is recorded when necessary in an amount sufficient to reflect any estimated declines in fair value. Gains and losses recognized on the disposition of the properties are also recorded in non‑interest expense in the consolidated statements of income. Costs of improvements to real estate are capitalized, while costs associated with holding the real estate are charged to operations.

Mortgage Banking Activities—As part of normal business operations, we originate residential mortgage loans that have been pre‑approved by secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the commitment of the loan. Generally, within three weeks after funding, the loans are transferred to the investor in accordance with the agreed‑upon terms. On the settlement date of these loans, we record the gains from the sale of these loans equal to the difference between the proceeds to be received and the carrying amount of the loan.

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp, Inc. and WSB Holdings, Inc. Core deposit intangibles represent the estimated value of long‑term deposit relationships acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp, Inc. and ten years for WSB Holdings, Inc. and the estimated useful lives are periodically reviewed for reasonableness.

Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The goodwill impairment analysis is a two‑step test. The first step, used to identify potential impairment, comparing the reporting unit’s estimated fair value to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill assigned to that reporting unit is considered not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment of goodwill assigned to that reporting unit.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

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

We evaluated the carrying value of goodwill as of September 30, 2014, our annual test date, and determined that no impairment charge was necessary. Additionally, should Bancshares’ future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2014 evaluation that caused us to perform an interim review of the carrying value of goodwill.

Business Combinations—Accounting principles generally accepted in the United States (U.S. GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non‑controlling interest in the acquiree at the acquisition date.

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

Acquired loans—These loans are recorded at fair value at the date of acquisition, and accordingly no allowance for loan losses is transferred to the acquiring entity in connection with purchase accounting. The fair values of loans with evidence of credit deterioration (purchased, credit‑impaired loans) are initially recorded at fair value, but thereafter accounted for differently than purchased, non‑credit‑impaired loans. For purchased, credit‑impaired loans, the excess of all cash flows estimated to be collectable at the date of acquisition over the purchase price of the purchase credit‑impaired loan is recognized as interest income, using a level‑yield basis over the life of the loan. This amount is referred to as the accretable yield. The purchased credit‑impaired loan’s contractually‑required payments receivable estimated to be in excess of the amount of its future cash flows expected at the date of acquisition is referred to as the non‑accretable difference, and is not reflected as an adjustment to the yield, in the form of a loss accrual or a valuation allowance.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

Subsequent to the acquisition date, management continues to monitor cash flows on a quarterly basis, to determine the performance of each purchased, credit‑impaired loan in comparison to management’s initial performance expectations. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent significant increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions or a reclassification of amount from non‑accretable difference to accretable yield, with a positive impact on the accretion of interest income in future periods.

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

Loans Held‑for‑Sale—The loans classified in the held‑for‑sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at December 31, 2014 and will be settled subsequent to that date. Only loans purchased by investors with recourse obligations are included in other liabilities.

Allowance for Loan Losses—The allowance for loan losses represent an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management bases its judgment in determining the adequacy of the allowance on evaluations of the collectability of loans. Management takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers’ ability to pay, overall portfolio quality, and review of specific problem areas. If the current economy or real estate market continues to suffer a severe downturn, we may need to increase the estimate for uncollectible accounts. We charge off loans which we deem uncollectible and deduct them from the allowance. We add recoveries on loans previously charged off to the allowance.

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

Within each of the above loan types, each portfolio is sorted by the risk assessment rating of each loan as Pass, Pass‑Watch, Special Mention or Substandard.  The Bank’s loss experience (Loss Factor) is progressively tiered by risk category for Pass, Pass‑Watch, Special Mention and Substandard loans by applying a higher loss factor to higher risk rated categories. Loans rated “Doubtful” or “Loss” are, by definition, impaired and will be specifically reserved based upon Bank management’s best estimate of the loss exposure for each loan.

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

Qualitative factors include: levels and trends in delinquencies and non‑accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; regional and local

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

economic trends and conditions; Peer Group loan loss history; concentrations of credit; quality of the bank’s loan review system; external factors, such as competition, legal and regulatory requirements; and, management’s collective assessment of the appropriateness of the allowance for loan losses in light of recent trends, events, political impact and other considerations.

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

	Years Ended December 31,
	2014	2013	2012
Net Income	$7,130,300	$7,838,829	$7,530,464
Denominator:
Weighted average common shares outstanding	10,786,017	9,044,844	6,828,512
Effect of Diluted Shares	149,165	104,356	65,133
Diluted shares	10,935,182	9,149,200	6,893,645
Net income per share:
Basic	$0.66	$0.87	$1.10
Diluted	$0.65	$0.86	$1.09

Comprehensive income—Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes and unrealized gain (loss) on the pension plan. The line item affected in the consolidated statements of income by the re‑classified amounts is gain on sales or calls of investment securities.

Reclassifications—We have made certain reclassifications to the 2013 and 2012 financial presentation to conform to the 2014 presentation.

Recent Accounting Pronouncements— In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. This ASU states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, this ASU requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This ASU is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2017. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

In June 2014, the FASB issued ASU 2014-12,  Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.   This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.  Management is currently evaluating the impact of adoption on the consolidated financial statements, but does not believe that adoption will have a material impact.

In August 2014, the FASB issued Accounting Standard Update ASU No. 2014-14- Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA).  The ASU outlines certain criteria that, if met, such loan should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  This ASU will be effective for annual reporting period beginning after December 15, 2014, including interim periods within that reporting period.  Early adoption is permitted, provided the entity has adopted ASU 2014-04.  The ASU should be adopted either prospectively or on a modified retrospective basis.  The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 Presentation of Financial Statement – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

reduce diversity in the timing and content of going concern disclosures.  The ASU clarifies management’s responsibility to evaluate and provide related disclosures if there are any conditions or events, as a whole that raise substantial doubt about the entity’s ability to continue as a going concern for one year after the date the financial statements are issued (or, if applicable, available to be issued).  The amendments in this ASU are effective for the annual period ending December 15, 2016, and for annual and interim periods thereafter.  Early application is permitted.  The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

2. Acquisition of WSB Holdings, Inc.

On May 10, 2013, Bancshares acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB). We converted each share of common stock of WSB Holdings into the right to receive, at the holder’s election, $6.0743 in cash or 0.557 shares of Bancshares’ common stock. We paid cash for any fractional shares of Bancshares’ common stock and aggregate cash consideration of $17.0 million. The total merger consideration was $54.7 million.

In connection with the acquisition, WSB was merged with and into Old Line Bank, with the Bank the surviving bank.

The acquired assets and assumed liabilities of WSB Holdings were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of WSB Holdings. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Other real estate acquired through foreclosure was valued based upon pending sales contracts and appraised values, adjusted for current market conditions. Premises and equipment was valued based on recent appraised values. Management used quoted or current market prices to determine the fair value of investment securities and long‑term borrowings that were assumed from WSB Holdings.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

The statement of net assets acquired and the resulting goodwill recorded is presented in the following table. As explained in the notes that accompany the following table, the purchased assets, assumed liabilities and identifiable intangible assets were recorded at the acquisition date fair value.

				As Recorded by
	As Recorded by	Fair Value		Old Line
	WSB Holdings, Inc	Adjustments		Bancshares, Inc.
Assets
Cash and due from banks	$5,576,699	$—		$5,576,699
Federal funds sold	33,269,900	(16,966,208)		16,303,692
Total cash and cash equivalents	38,846,599	(16,966,208)		21,880,391
Investment securities available for sale	79,476,355	(101,654)	(a)	79,374,701
Loans, net of deferred fees and costs	177,204,282	(14,263,180)	(b)	162,941,102
Allowance for loan losses	(2,767,274)	2,767,274	(b)	—
Premises and equipment	4,705,902	5,673,151	(c)	10,379,053
Accrued interest receivable	886,413	—		886,413
Deferred income taxes	7,396,519	4,005,790	(d)	11,402,309
Bank owned life insurance	12,986,817	—		12,986,817
Other real estate owned	5,225,958	(993,476)	(e)	4,232,482
Core deposit intangible	—	2,434,723	(f)	2,434,723
Other assets	4,326,538	(567,850)	(g)	3,758,688
Total assets	$328,288,109	$(18,011,430)		$310,276,679
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$10,863,874	$—		$10,863,874
Interest bearing	204,375,389	955,452	(h)	205,330,841
Total deposits	215,239,263	955,452		216,194,715
Long term borrowings	56,000,000	4,250,568	(i)	60,250,568
Accrued interest payable	246,416	—		246,416
Other liabilities	2,979,727	118,066		3,097,793
Total liabilities	$274,465,406	$5,324,086		$279,789,492
Net identifiable assets acquired over (under) liabilities assumed	53,822,703	(23,335,516)		30,487,187
Goodwill	—	7,159,875	(j)	7,159,875
Net assets acquired over liabilities assumed	53,822,703	(16,175,641)		37,647,062

Explanation of fair value adjustments

(a)	Adjustment reflects marking the available for sale portfolio to fair value as of the acquisition date.
(b)	Adjustment reflects the fair value adjustments based on Old Line Bancshares’ evaluation of the acquired loan portfolio and excludes the allowance for losses recorded by WSB Holdings.
(c)	Adjustment reflects the fair value adjustments based on Bancshares’ evaluation of the acquired premises and equipment.
(d)	Adjustment to record deferred tax asset related to fair value adjustments at 39.45% income tax rate.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

(e)	Adjustment reflects the fair value adjustments to other real estate owned based on Bancshares’ evaluation of the acquired other real estate owned portfolio.
(f)	Adjustment reflects the recording of the core deposits intangible on the acquired deposit accounts.
(g)	Adjustment reflects the impairment of certain WSB Holdings’ prepaid and deferred accounts.
(h)	Adjustment arises since the rates on interest‑bearing deposits are higher than rates available on similar deposits as of the acquisition date.
(i)

Adjustment reflects the fair value of WSB Holdings’ borrowings acquired on acquisition date and is related to the Federal Home Loan Bank of Atlanta (“FHLB”) pre‑payment penalty incurred subsequent to the acquisition date in the connection with the repayment of all of WSB’s FHLB advances by Bancshares.

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

The following is an outline of the expenses that we have incurred during the years ended December 31, 2014 and 2013 in conjunction with the WSB Holdings merger:

Years ended December 31,	2014	2013
Data processing	$—	$2,610,429
Salaries	—	254,517
Advisory & legal fees	—	523,684
	$—	$3,388,630

During the third quarter of 2013, within the measurement period, goodwill was increased $946,240 associated with the acquisition of WSB Holdings. This amount represented the difference between the estimated fair value of tangible and intangible assets acquired and liabilities assumed at acquisition date. This increase represents an increase of $102,484 to our fair value adjustment on one lot loan, a decrease of $2,949 in our deferred tax assets, a decrease of $8,310 to our fair value adjustment on one commercial land property in other real estate owned and a decrease of $849,117 on the fair value of our investments classified as available for sale that we identified during the period.

As a result of the acquisition of WSB Holdings, during the second quarter of 2013 we recorded a core deposit intangible of $2.4 million. This amount represented the premium that we paid to acquire WSB’s core deposits over the fair value of such deposits. We will amortize the core deposit intangible on an accelerated basis over its estimated useful life of ten years.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

3. Goodwill and Other Intangible Assets

The following is a summary of changes in the carrying amounts of goodwill as well as the gross carrying amounts and accumulated amortization of core deposit intangibles:

	December 31,
	2014	2013
Goodwill:
Carrying amount at beginning of year	$7,793,665	$633,790
Goodwill from WSB acquisition	-	7,159,875
Carrying amount at end of year	$7,793,665	$7,793,665
Core deposit intangible:
Core deposit intangible	$7,437,640	$5,002,917
Acquired during the year	-	2,434,723
Less accumulated amortization	(3,016,844)	(2,150,139)
Carrying amount at end of year	$4,420,796	$5,287,501

We recorded amortization expense related to the core deposit intangible of $866,704, $838,694 and $727,421 for the years ended December 31, 2014, 2013 and 2012, respectively. Core deposit intangibles are being amortized as follows:

Core Deposit
Years ended December 31,	Premium
2015	792,897
2016	717,873
2017	641,632
2018	564,173
2019	485,497
Thereafter	1,218,724
Total	$4,420,796

4. Cash and Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. We did not have any accounts that exceeded the federally insured limit in 2014.  The average balance exceeded the federally insured limit by  $347,612 in 2013. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $2,868,076 and $3,582,839 in 2014 and 2013, respectively. Federal banking regulations require banks to carry non‑interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

5. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2014
Available for sale
U. S. treasury	$3,000,690	$5,460	$—	$3,006,150
U.S. government agency	38,594,843	15,851	(954,362)	37,656,332
Municipal securities	42,662,399	980,452	(96,690)	43,546,161
Mortgage backed securities:
FHLMC certificates	20,323,394	150,735	(3,182)	20,470,947
FNMA certificates	17,898,497	61,472	(93,163)	17,866,806
GNMA certificates	33,266,203	145,451	(272,309)	33,139,345
SBA loan pools	6,177,339	—	(182,882)	5,994,457
	$161,923,365	$1,359,421	$(1,602,588)	$161,680,198
December 31, 2013
Available for sale
U. S. treasury	$1,249,831	$156	$—	$1,249,987
U.S. government agency	42,942,107	—	(2,206,975)	40,735,132
Municipal securities	61,190,506	601,327	(2,525,198)	59,266,635
Mortgage backed securities
FHLMC certificates	5,214,835	75,950	(84,819)	5,205,966
FNMA certificates	19,055,521	161,209	(513,728)	18,703,002
GNMA certificates	40,878,372	127,750	(1,084,896)	39,921,226
SBA loan pools	7,339,052	—	(251,224)	7,087,828
	$177,870,224	$966,392	$(6,666,840)	$172,169,776

The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2014 and 2013:

	December 31, 2014
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agency	$1,492,650	$6,543	$32,497,194	$947,819	$33,989,844	$954,362
Municipal securities	2,054,635	19,397	4,617,972	77,293	6,672,607	96,690
Mortgage backed securities
FHLMC certificates	2,593,796	3,182	—	—	2,593,796	3,182
FNMA certificates	3,709,183	4,547	7,357,452	88,616	11,066,635	93,163
GNMA certificates	2,664,358	3,653	21,651,864	268,656	24,316,222	272,309
SBA loan pools	—	—	5,994,457	182,882	5,994,457	182,882
	$12,514,622	$37,322	$72,118,939	$1,565,266	$84,633,561	$1,602,588

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

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

At December 31, 2014, we had 117 investment securities that were in an unrealized loss position for less than 12 months and 57 investment securities in an unrealized loss position for 12 months or more.

We consider all unrealized losses on securities as of December 31, 2014 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of December 31, 2014, we do not have the intent to sell any of the securities classified as available for sale with unrealized losses and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re‑pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not recognized any other than temporary impairment loss in our consolidated statement of income.

During the year ended December 31, 2014, we received $43.5 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $239 thousand and realized losses of $109 thousand for total realized net gain of $130 thousand. During the year ended December 31, 2013, we received $95.3 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $857 thousand and realized losses of $214 thousand for a total net gain of $641 thousand.

Contractual maturities and pledged securities at December 31, 2014 and 2013, are shown below. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties. In addition, we classify mortgage backed securities based on maturity date, although the Bank receives payments on a monthly basis. We have pledged securities to customers who have funds invested in overnight repurchase agreements and deposits.

	2014		2013
	Amortized	Fair	Amortized	Fair
December 31,	cost	value	cost	value
Maturing
Within one year	$3,544,342	$3,634,258	$1,249,831	$1,249,988
Over one to five years	62,179,718	62,121,507	10,547,434	10,411,815
Over five to ten years	33,569,550	33,063,305	46,455,999	44,572,445
Over ten years	62,629,755	62,861,128	119,616,960	115,935,528
	$161,923,365	$161,680,198	$177,870,224	$172,169,776
Pledged securities	$53,569,275	$53,320,790	$42,020,023	$41,289,389

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

6. Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	December 31, 2014			December 31, 2013
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$192,723,718	$27,891,137	$220,614,855	$163,105,356	$30,102,731	$193,208,087
Investment	208,766,058	41,624,825	250,390,883	162,188,671	54,091,676	216,280,347
Hospitality	76,342,916	8,319,644	84,662,560	67,291,387	8,546,239	75,837,626
Land and A&D	40,260,506	4,785,753	45,046,259	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien—Investment	49,578,862	24,185,571	73,764,433	45,294,434	28,364,096	73,658,530
First Lien—Owner Occupied	31,822,773	51,242,355	83,065,128	13,909,939	62,247,502	76,157,441
Residential Land and A&D	22,239,663	8,509,239	30,748,902	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	20,854,737	3,046,749	23,901,486	18,302,560	3,359,063	21,661,623
Commercial and Industrial	98,310,009	9,694,782	108,004,791	89,629,043	11,161,347	100,790,390
Consumer	9,068,755	313,739	9,382,494	10,127,525	870,843	10,998,368
	749,967,997	179,613,794	929,581,791	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(4,261,835)	(20,000)	(4,281,835)	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	1,283,455	(9,923)	1,273,532	1,021,167	(993)	1,020,174
	$746,989,617	$179,583,871	$926,573,488	$626,913,627	$220,334,963	$847,248,590

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties. Commercial real estate loans totaled $600.7 million and $534.3 million at December 31, 2014 and 2013. This lending has involved loans secured by owner‑occupied commercial buildings for office, storage and warehouse space, as well as non‑owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan‑to‑value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

one‑to‑four family residential mortgage loans. Payments on such loans are often dependent of successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At December 31, 2014, we had approximately $84.7  million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on investment properties. Our residential loan portfolio amounted to $211.5 million and $205.0 million at December 31, 2014 and 2013. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

This segment of our portfolio also consists of funds advanced for construction of custom single family residences homes (where the home buyer is the borrower) and financing to builders for the construction of pre-sold homes and multi‑family housing. These loans generally have short durations, meaning maturities typically of nine months or less.  The Bank limits its construction lending risk through adherence to established underwriting procedures. These loans generally have short durations, meaning maturities typically of nine months or less. Residential houses, multi‑family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. The vast majority of these loans are concentrated in our primary market area.

Construction lending also entails significant risk. These risks generally involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. An appraisal of the property estimates the value of the project “as is and as if” completed.  An appraisal of the property estimates the value of the project prior to completion of construction.  Thus, initial funds are advanced based on the current value of the property with the remaining construction funds advanced under a budget sufficient to successfully complete the project within the “as completed” loan to value.  To further mitigate the risks, we generally limit loan amounts to 80% or less of appraised values and obtain first lien positions on the property.

We generally only offer real estate construction financing only to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take‑out” (conversion to a permanent mortgage upon completion of the project). We also perform a complete analysis of the borrower and the project under construction. This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take‑out” the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion basis. We inspect each project as needed prior to advancing funds during the term of the construction loan.  We may provide permanent financing on the same projects for which we have provided the construction financing.

We also offer fixed rate home improvement loans.  Our home equity and home improvement loan portfolio gives us a diverse client base.  Although most of these loans are in our primary market area, the diversity of the individual loans

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.

Non‑Accrual and Past Due Loans

We consider loans past due if the borrower has not paid the required principal and interest payments when due under the original or modified terms of the promissory note and place a loan on non‑accrual status when the payment of principal or interest has become 90 days past due. When we classify a loan as non‑accrual, we no longer accrue interest on such loan and we reverse any interest previously accrued but not collected. We will generally restore a non‑accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non‑accrual legacy loans only when received. We originally recorded purchased, credit‑impaired loans at fair value upon acquisition, and an accretable yield is established and recognized as interest income on purchased loans to the extent subsequent cash flows support the estimated accretable yield. Purchased, credit‑impaired loans that perform consistently with the accretable yield expectations are not reported as non‑accrual or non‑performing. However, purchased, credit‑impaired loans that do not continue to perform according to accretable yield expectations are considered impaired, and presented as non‑accrual and non‑performing. Currently, management expects to fully collect the carrying value of acquired, credit‑impaired loans.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

The table below presents an aging analysis of the loan held for investment portfolio at December 31, 2014 and 2013.

	Age Analysis of Past Due Loans
	December 31, 2014			December 31, 2013
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$746,375,748	$173,731,329	$920,107,077	$620,559,847	$214,086,692	$834,646,539
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate:
Owner Occupied	—	—	—	828,388	54,035	882,423
Investment	—	572,565	572,565	—	534,694	534,694
Residential Real Estate:
First-Investment	297,221	189,739	486,960	521,405	845,018	1,366,423
First-Owner Occupied	—	1,423,752	1,423,752	—	2,584,408	2,584,408
Land and A&D	—	168,875	168,875	—	35,162	35,162
HELOC and Jr. Liens	—	87,703	87,703	—	—	—
Commercial	45,483	1,167,538	1,213,021	224,322	396,215	620,537
Consumer	—	9,308	9,308	—	14,108	14,108
Total 30 - 89 days past due	342,704	3,619,480	3,962,184	1,574,115	4,463,640	6,037,755
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	309,767	309,767
Residential Real Estate:
First-Investment	—	—	—	—	—	—
First-Owner Occupied	—	305,323	305,323	—	429,144	429,144
Land and A&D	—	—	—	—	915,649	915,649
Consumer	—	—	—	—	—	—
Total 90 or more days past due	—	305,323	305,323	—	1,654,560	1,654,560
Total accruing past due loans	342,704	3,924,803	4,267,507	1,574,115	6,118,200	7,692,315
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	1,849,685	55,707	1,905,392	1,849,685	—	1,849,685
Investment	—	—	—	—	376,050	376,050
Hospitality	—	—	—	4,473,345	—	4,473,345
Land and A&D	—	—	—	—	—	—
Residential Real Estate:
First-Investment	113,264	310,735	423,999	123,183	—	123,183
First-Owner Occupied	—	795,920	795,920	925,814	156,143	1,081,957
Land and A&D	—	795,300	795,300	—	130,532	130,532
Commercial	1,165,955	—	1,165,955	769,597	—	769,597
Consumer	120,641	—	120,641	14,426	—	14,426
Total Recorded Investment
Non-accruing past due loans:	3,249,545	1,957,662	5,207,207	8,156,050	662,725	8,818,775
Total Loans	$749,967,997	$179,613,794	$929,581,791	$630,290,012	$220,867,617	$851,157,629

We evaluate all impaired loans, which includes non‑performing loans and troubled debt restructurings (TDRs). We do not recognize interest income on non‑performing loans during the time period that the loans are non‑performing. We only recognize interest income on non‑performing loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms.

We individually evaluate all legacy substandard loans risk rated seven, certain legacy special mention loans risk rated six and all legacy TDRs, for impairment. We individually evaluate all acquired loans that we risk rated substandard seven subsequent to the acquisition, certain acquired special mention loans risk rated six and all acquired TDRs for impairment. We also evaluate all loans acquired and recorded at fair value under ASC 310‑30 for impairment.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

The table below presents our impaired loans at December 31, 2014.

Impaired Loans Twelve months ended December 31, 2014
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$2,113,173	$2,113,173	$—	$2,111,733	$18,318
Investment	1,319,280	1,319,280	—	1,315,243	58,664
Residential Real Estate:
First-Investment	113,264	113,264	—	112,027	—
Commercial	979,039	979,039	—	975,224	4,767
With an allowance recorded:
Commercial	375,450	375,450	159,040	365,860	13,101
Consumer	120,641	120,641	56,500	120,641	1,038
Total legacy impaired	5,020,847	5,020,847	215,540	5,000,728	95,888
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	48,359	55,706	—	48,359	1,742
Land and A&D	1,309,568	595,300	—	1,201,246	8,357
Residential Real Estate:
First-Owner Occupied	1,058,125	1,016,765	—	1055774	17782
First-Investment	311,089	310,735	—	311089	14866
Land and A&D	—	—	—	—	—
Commercial	83,857	83,857	—	83,717	4,512
With an allowance recorded:
Commercial Real Estate:
Land and A&D	223,336	200,000	20,000	223,536	10,529
Residential Real Estate:
First-Owner Occupied	—	—	—	—	—
Land and A&D	—	—	—	—	—
Total acquired impaired	3,034,334	2,262,363	20,000	2,923,721	57,788
Total impaired	$8,055,181	$7,283,210	$235,540	$7,924,449	$153,676

(1)

Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.  Acquired credit impaired loans where the cash flows do not perform according to initial accretable yield estimates are consider impaired.

   The table below presents our impaired loans at December 31, 2013.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

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

(1)

Generally accepted accounting principles require that we record acquired loans at fair value at acquisition date. These loans are not performing according to their contractual terms and meet our definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we may accrete their fair value discounts to interest income as a result of pre‑payments that exceeds our cash flow expectations or payment in full of amounts due even though we classify them as non‑accrual.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at December 31, 2014 consisted of four loans for $589 thousand compared to five loans at December 31, 2013 for $667 thousand.

The following table includes the recorded investment and number of modifications for TDRs for the years ended December 31, 2014 and 2013. We report the recorded investment in loans prior to a modification and also the recorded

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge‑off of the principal balance prior to the modification.

Loans Modified as a TDR for the twelve months ended
	December 31, 2014			December 31, 2013
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Acquired
Residential Real Estate Owner Occupied	—	—	—	1	60	60
Total Troubled Debt Restructurings	—	$—	$—	1	$60	$60

There were no loans that were modified as TDRs during the previous 12 months and for which there was a payment default during the years ended December 31, 2014 or 2013.

Acquired loans

At our acquisition of WSB Holdings, we recorded all loans acquired at the estimated fair value on their purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into two loan pools, performing and non‑performing.  We disposed of approximately $22.6 million, which consisted primarily of purchase credit impaired loans that we marketed with brokers and settled during the fourth quarter of 2013 through brokered sales transactions. The proceeds of this sale were approximately $3.4 million, which was recorded as gain on sale of loans in 2013.

The following table documents changes in the accretable discount on acquired loans during the period December 31, 2014 and 2013, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	December 31,
	2014	2013
Balance at beginning of period	$40,771	$—
Additions due to WSB acquisition	—	2,746,647
Accretion of fair value discounts	(1,018,309)	(3,841,252)
Reclassification from non-accretable (1)	945,987	3,823,134
Loans sold in fourth quarter (2)	—	(2,687,758)
Balance at end of period	(31,551)	40,771

	Contractually
	Required
	Payments	Carrying
	Receivable	Amount
At December 31, 2014	$10,658,840	$7,994,604
At December 31, 2013	12,482,792	8,742,777

(1)	Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.
(2)	Represents previously acquired impaired loans we pooled and sold in the fourth quarter.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

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

With respect to commercial loans, management assigns a risk rating of one through nine as follows:

•

Risk rating 1 (Highest Quality)—This category has the highest relative probability of repayment. Borrowers in this category would normally be investment grade risks, meaning entities having access (or capable of access) to the public capital markets and the supporting loan underwriting conforms to the standards of institutional credit providers. Credit risk is virtually absent due to the borrower’s substantial financial capacity, superior liquidity, and outstanding debt service coverage. This rating is generally reserved for the strongest customers of the Bank, or for loans that are secured by a perfected security interest in U. S. Government securities, investment grade government sponsored entities bonds, investment grade municipal bonds, insured savings accounts and insured certificates of deposit drawn on Old Line Bank or other high quality financial institutions. Loans to individuals of vast financial capacity, or those supported by conservatively margined liquid collateral, may warrant this Highest Quality rating.

•

Risk rating 2 (Very Good Quality) is normally assigned to a loan with a very high probability of repayment. Borrowers in this category may have access to alternative sources of financing. Credit risk is minimal due to the borrower’s sound primary and secondary repayments sources, strong debt capacity and coverage and good management in all key positions. This rating is generally reserved for strong customers of the Bank, or for loans secured by a properly margined portfolio of high quality traded stocks, lower grade municipal bonds and uninsured certificates of deposit at other financial institutions. Loans to individuals of substantial financial capacity, exhibiting significant liquidity, low leverage and a well‑defined source of repayment may warrant this Very Good Quality rating.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

Borrowers should have a satisfactory balance sheet, manageable leverage, moderate liquidity and average debt service coverage. There should be no adverse departure from the intended source and timing of repayment and secondary sources of repayment should be readily available. Loans to individuals with adequate to strong net worth and some liquidity may warrant an Average Quality rating.

•

Risk rating 5 (Pass/Watch)—Borrowers in this category generally exhibit characteristics of an Average Quality credit, but may be experiencing income volatility, negative operating trends and a more highly leveraged balance sheet, thus warranting more than the normal level of supervision. Loans to borrowers with industry volatility, declining market share, marginal or new management, weak internal reporting systems, inadequate financial reporting to the Bank and loans to start‑up businesses or businesses with untested management generally warrant a “Watch” designation; provided, however, that events or circumstances prompting this rating do not constitute an undue or unwarranted credit risk. Credits that require additional monitoring such as construction loans, asset based loans and loans granted under certain government lending programs (i.e. U. S. Small Business Administration—“SBA”) may be carried in this category where the risk or monitoring needs may be higher than the norm. Additionally, credits may be placed in this category because of an adverse event that has not weakened the credit, but which should be followed to assure that resolution occurs without material impact on the borrower.

•

Risk rating 6 (Special Mention)—Loans in this category generally represent currently protected, but potentially weak assets that deserve management’s close attention. If left uncorrected, the potential weaknesses may, at some future date, result in deterioration of the repayment prospects for the loan or in the Bank’s credit position. These loans constitute an unwarranted credit risk, but do not expose the Bank to sufficient risk to warrant adverse classification. Loans in this category may include credits that the Bank may be unable to supervise properly because of a lack of expertise, inadequate loan agreement, outdated and /or incomplete financial reporting, the condition of and control over collateral, failure to obtain proper documentation, or any other deviations from prudent lending practices. Economic or market conditions that may, in the future, affect the borrower, an adverse trend in the borrower’s operations or an imbalanced position in the balance sheet that has not reached a point where liquidation is jeopardized may warrant this Special Mention designation.

•

Risk rating 7 (Substandard)—Loans in this category represent assets inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets have a well‑defined weakness, or weaknesses, that jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard credits, does not have to exist in individual extensions of credit classified Substandard. Loans in this category are subject to impairment analysis, may require a specific reserve allocation and may be placed on non‑accrual status.

•

Risk rating 8 (Doubtful)—Loans in this category have all the weaknesses inherent in a Substandard credit with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly improbable. The key issue that makes a loan Doubtful is the potential for loss. The possibility for some degree of loss is extremely high, but because of certain important and reasonably specific pending factors that may be advantageous and strengthen the credit, a classification as an estimated loss is deferred until a more exact status can be determined. Such pending factors could include a proposed merger, acquisition or liquidation procedures, additional capital injection, perfection of liens on additional collateral and refinancing plans. Doubtful assets are subject to impairment analysis, a specific reserve allocation and must be placed on non‑accrual status.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

•

Risk rating 9 (Loss) is assigned to charged‑off loans. We consider assets classified as loss as uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has no recovery value, but that it is not practical to defer writing off the worthless assets, even though partial recoveries may occur in the future. Loans are charged off within the period in which they are determined to be uncollectible.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

The following tables outline the allocation of the loan portfolio by risk rating at December 31, 2014 and 2013.

	Account Balance
December 31, 2014	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$189,360,330	$24,816,057	$214,176,387
Investment	205,395,067	40,023,958	245,419,025
Hospitality	76,342,916	8,319,644	84,662,560
Land and A&D	37,227,339	4,419,829	41,647,168
Residential Real Estate:
First-Investment	48,263,092	22,746,166	71,009,258
First-Owner Occupied	31,740,158	47,472,349	79,212,507
Land and A&D	20,601,936	6,396,128	26,998,064
HELOC and Jr. Liens	20,847,571	3,046,749	23,894,320
Commercial	94,818,009	6,847,628	101,665,637
Consumer	9,272,091	313,739	9,585,830
	733,868,509	164,402,247	898,270,756
Special Mention(6)
Commercial Real Estate:
Owner Occupied	357,092	2,444,375	2,801,467
Investment	1,731,771	846,789	2,578,560
Hospitality	—	—	—
Land and A&D	3,033,167	365,924	3,399,091
Residential Real Estate:
First-Investment	1,202,506	649,375	1,851,881
First-Owner Occupied	82,616	2,367,157	2,449,773
Land and A&D	1,637,727	710,163	2,347,890
HELOC and Jr. Liens	7,166	—	7,166
Commercial	2,147,102	1,871,103	4,018,205
Consumer	—	—	—
	10,199,147	9,254,886	19,454,033
Substandard(7)
Commercial Real Estate:
Owner Occupied	3,006,294	630,707	3,637,001
Investment	1,315,243	754,079	2,069,322
Hospitality	—	—	—
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	113,264	790,030	903,294
First-Owner Occupied	—	1,402,848	1,402,848
Land and A&D	—	1,402,947	1,402,947
HELOC and Jr. Liens	—	—	—
Commercial	1,344,899	976,050	2,320,949
Consumer	120,641	—	120,641
	5,900,341	5,956,661	11,857,002
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$749,967,997	$179,613,794	$929,581,791

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013.   Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

		Commercial	Residential
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$—	$—	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	—	—	20,000	—	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

		Commercial	Residential
December 31, 2013	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance					3,965,347
General provision for loan losses					1,289,153
Provision balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640
	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)
Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661
Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

Our recorded investment in loans as of December 31, 2014 and 2013 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$375,450	$—	$—	$120,641	$496,091
Individually evaluated for impairment without specific reserve	979,039	3,432,453	113,264	—	4,524,756
Other loans not individually evaluated	96,943,910	514,660,746	124,382,772	8,948,114	744,935,542
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	—	—	—
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	83,857	651,006	1,327,500	—	2,062,363
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	—	200,000	—	—	200,000
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	9,622,535	81,770,352	85,656,413	313,739	177,363,039
Ending balance	$108,004,791	$600,714,557	$211,479,949	$9,382,494	$929,581,791

		Commercial	Residential
December 31, 2013	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$459,439	$6,111,682	$925,814	$7,390	$7,504,325
Individually evaluated for impairment without specific reserve	2,136,376	1,849,685	123,183	—	4,109,244
Other loans not individually evaluated	87,033,228	425,219,853	96,303,227	10,120,135	618,676,443
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	376,050	543,274	—	919,324
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	87,387	579,583	—	—	666,970
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	241,624	—	241,624
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	11,073,960	100,184,191	106,910,705	870,843	219,039,699
Ending balance	$100,790,390	$534,321,044	$205,047,827	$10,998,368	$851,157,629

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

The following table outlines the maturity and rate re‑pricing distribution of the loan portfolio. For purposes of this disclosure, we have classified non‑accrual loans as immediately re‑pricing or maturing.

December 31,	2014	2013
Within one year	$246,286,107	$251,460,974
Over one to five years	537,027,145	342,132,684
Over five years	146,268,539	257,563,971
	$929,581,791	$851,157,629

As of December 31, 2014, the Bank has pledged loans totaling $254,399,436 to support Federal Home Loan Bank borrowings.

The Bank makes loans to customers located in the Maryland suburbs of Washington D.C. Residential and commercial real estate secure substantial portions of the Bank’s loans. Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

7. Equity Securities

We own the following equity securities:

December 31,	2014	2013
Federal Reserve Bank stock	$2,919,700	$2,919,700
Atlantic Central Bankers Bank stock	189,500	189,500
Federal Home Loan Bank stock	2,550,000	1,994,200
SLMA stock	—	413,910
Maryland Financial Bank stock	152,497	152,497
Total	$5,811,697	$5,669,807

With the exception of the SLMA stock, which we carry at fair value based on current quoted market prices, we carry these securities at cost and have evaluated them for other than temporary impairment.  In 2014 and 2013, we did not record any such impairment.

8. Pointer Ridge Office Investment, LLC

We own 62.5% of Pointer Ridge and consolidate its results of operations with ours. The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

December 31,	2014	2013	2012
Condensed Balance Sheets
Current assets	$269,314	$286,206	$313,165
Non-current assets	6,433,380	6,622,560	6,938,990
Liabilities	6,003,139	6,108,972	6,208,029
Equity	699,555	799,794	1,044,126
Condensed Statements of Income
Revenue	$944,022	$909,312	$842,230
Expenses	1,044,261	1,153,644	1,015,897
Net loss	$(100,239)	$(244,332)	$(173,667)

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

9. Premises and Equipment

A summary of our premises and equipment and the related depreciation expense follows:

December 31,	2014	2013
Land	$5,905,061	$5,499,237
Building	26,280,921	26,910,046
Leasehold improvements	5,308,510	4,638,258
Furniture and equipment	6,030,526	5,497,971
	43,525,018	42,545,512
Accumulated depreciation	9,224,643	7,329,644
Net premises and equipment	$34,300,375	$35,215,868
Depreciation expense	$1,980,807	$1,775,547

10. Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2014	2013
Money market and NOW	$315,796,421	$294,049,868
Savings	90,129,603	85,142,831
Time deposits that meet or exceed the FDIC insured limit	48,769,745	43,415,978
Other time deposits	300,130,116	323,017,185
	$754,825,885	$745,625,862

Time deposits mature as follows:

December 31,	2014	2013
Within three months	$78,934,081	$66,727,567
Over three to twelve months	120,637,956	148,921,752
Over one to three years	110,181,433	118,135,060
Over three to five years	39,146,391	32,648,784
	$348,899,861	$366,433,163

Interest on deposits for the years ended December 31, 2014, 2013 and 2012, consisted of the following:

December 31,	2014	2013	2012
Money market and NOW	$715,626	$614,402	$549,234
Savings	137,903	137,293	193,036
Other time deposits	2,548,093	2,964,349	3,492,837
	$3,401,622	$3,716,044	$4,235,107

11. Short Term Borrowings

Bancshares has available an unsecured $5.0 million line of credit. The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $24.5 million as of December 31, 2014.   The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

(FHLB) of $360.3 million.  Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank provide collateral to support borrowings.  This collateral consists primarily of our commercial real estate loans, residential real estate loans and our multi‑family loans.  At December 31, 2014, we had provided $254.4 million in collateral value and as outlined below have borrowed $33.5 million.  We have additional available borrowing capacity of $326.8 million. We may increase this availability by pledging additional collateral.  As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to the Bank’s customers, federal funds purchased and advances from the FHLB.

The Bank sells short term promissory notes to its customers.  These notes re‑price daily and have maturities of 270 days or less. Federal funds purchased are unsecured, overnight borrowings from other financial institutions.  Short term borrowings from the FHLB have a remaining maturity of less than one year.

Information related to short term borrowings is as follows:

	2014			2013
			Maximum Amount			Maximum Amount
			Borrowed During			Borrowed During
			Any Month End			Any Month End
December 31,	Amount	Rate	Period	Amount	Rate	Period
Short term promissory notes	$—	—%	$—	$7,773,704	0.15%	$7,773,704
Repurchase agreements	27,502,889	0.19	37,841,441	29,756,421	0.10	31,784,710
FHLB advances	33,500,000	0.36	45,000,000	12,000,000	0.35	21,750,000
Total short term borrowings	$61,002,889		$82,841,441	$49,530,125		$61,308,414
Average for the year
Short term promissory notes	$4,104,963	0.15%		$6,435,181	0.15%
Repurchase agreements	31,144,877	0.25		25,940,598	0.10
FHLB advances	4,250,137	0.35		5,531,381	0.37
Total	$39,499,977			$37,907,160
At December 31, 2014, the book and market values of securities pledged as collateral for repurchase agreements were $44,139,026 and $43,935,865, respectively.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

12. Long Term Borrowings

The senior note is an obligation of Pointer Ridge. It has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.

	2014		2013
December 31,	Amount	Rate	Amount	Rate
Amount outstanding at year end
Senior note	$5,987,283	6.28%	$6,093,074	6.28%
Total	$5,987,283		$6,093,074
Average for the year
Senior note, fixed at 6.28%	$6,038,527	6.28%	$6,139,058	6.28%
Total	$6,038,527		$6,139,058

Principal payments on long term debt obligations are due as follows:

Year	Amount
2015	112,782
2016	5,874,501
$5,987,283

13. Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $275,530, $266,059 and $261,234, during the years ended December 31, 2014, 2013 and 2012, respectively.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000. This purchase increased Bancshares’ membership interest from 50.0% to 62.5%. Frank Lucente, a director of Bancshares and the Bank, is the President and 52.0% stockholder of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C. Lucente Enterprises has retained its 12.5% membership interest in Pointer Ridge. In 2014, 2013 and 2012, the Bank paid Pointer Ridge $794,453, $738,576 and $704,128 in lease payments, respectively.

The directors, executive officers and their affiliated companies maintained deposits with the Bank of $11,986,023 and $13,217,801 at December 31, 2014 and, 2013, respectively.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2014	2013
Balance at beginning of year	$4,744,365	$1,236,329
Additions	311,000	4,325,954
Resignation of Director	(4,227,654)	—
Repayments	(34,811)	(817,918)
Balance at end of year	$792,900	$4,744,365

In addition to the outstanding balances, the directors and executive officers or affiliated companies have $290,329 in unused commitments as of December 31, 2014. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

 14. Income Taxes

The components of income tax expense are as follows:

December 31,	2014	2013	2012
Current
Federal	$4,598,625	$2,147,375	$1,815,517
State	202,791	713,723	603,376
	4,801,416	2,861,098	2,418,893
Deferred
Federal	(2,551,506)	—	—
State	444,194	740,985	301,553
	(2,107,312)	740,985	301,553
	$2,694,104	$3,602,083	$2,720,446

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

The components of deferred income taxes are as follows:

December 31,	2014	2013	2012
Provision for loan losses	$21,173	$(555,836)	$(175,245)
Non-accrual interest	(44,874)	(122,216)	(112,470)
Impairment losses and expenses on other real estate owned	—	1,035,745	22,592
Director stock options	(50,658)	37,074	(13,605)
Deferred compensation plans	(67,673)	(116,672)	(100,634)
Deferred loan origination costs, net	161,565	126,019	138,741
Depreciation	(205,139)	(4,948)	101,583
Mark-to-market tax accounting for acquired securities	714,510	186,939	(60,282)
Net operating loss carryover	—	682,887	307,597
Accretion of fair value adjustments for acquired assets and liabilities	466,554	—	1,383,679
Non-compete and consulting agreements	(2,301)	(36,815)	(36,815)
Core deposit intangible amortization	(341,872)	(330,822)	(286,932)
Defined benefit plan	—	(85,784)	(320,717)
Other	(2,758,597)	(74,586)	—
Reduction of valuation allowance	—	—	(545,939)
	$(2,107,312)	$740,985	$301,553

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

The components of net deferred tax assets and liabilities are as follows:

December 31,	2014	2013
Deferred tax assets
Allowance for loan losses	$1,688,970	$1,710,004
Non-accrual interest	167,090	1,762,289
Impairment losses and expenses on other real estate owned	3,429,286	3,669,035
Director stock options	67,167	38,813
Deferred compensation plans	1,917,273	1,849,599
Net operating loss carryover	5,882,452	4,922,954
Fair value adjustments for acquired assets and liabilities	5,023,533	10,167,762
Investment impairment loss	48,320	48,320
Non-compete agreements	103,543	101,242
Deferred loan origination costs, net	—	23,061
Other	2,214,192	225,205
Depreciation	(2,649,047)	—
Net unrealized loss on securities available for sale	95,917	2,477,598
	$17,988,696	$26,995,882
Deferred tax liabilities
Deferred loan origination costs, net	138,415	—
Depreciation	—	3,042,151
Core deposit intangible amortization	1,743,783	2,085,655
	1,882,198	5,127,806
Net deferred tax asset before valuation allowance	16,106,498	21,868,076
Valuation allowance for deferred tax asset	—	—
Net deferred tax asset	$16,106,498	$21,868,076

No valuation allowance was deemed necessary on deferred tax assets at December 31 2014 or 2013. Management believes that the realization of the deferred tax assets is more likely than not based on the expectation that Bancshares will generate the necessary taxable income in future periods.

We initially recorded a valuation allowance of $1.2 million for the deferred tax asset with the acquisition of Maryland Bankcorp because of our uncertainty about our ability to utilize its net operating loss (NOL) carryover and built in losses, and because of uncertainty about the status of the tax return filings and related accounting for income taxes at the April 1, 2011 combination date. We applied $154,000 of the allowance to tax liabilities associated with the defined benefit plan. From April 1, 2011 through December 31, 2012, management took several actions to enhance the combined company’s profitability. The profitability of the combined company from April 1, 2011 through December 31, 2012 became sufficient evidence to support the use of at least a portion of the NOL. This was not new information about facts and circumstances that existed at the acquisition date. Therefore, we reduced the valuation allowance by $500,000 and credited income tax expense during the fourth quarter of 2011.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

Maryland Bankcorp had NOL carryovers of $3.54 million at the time of our business combination. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code. When the Bank has taxable income, we will be able to deduct $779,812 every year until the NOL is fully utilized.  The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction. If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2030.

WSB Holdings, Inc. had NOL carryovers of $12.1 million at the time of our business combination in May 2013. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code. When the Bank has taxable income, we will be able to deduct $1,477,746 every year until the NOL is fully utilized.  The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction.  If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2033.

We classify interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Bancshares and its subsidiaries file a consolidated U.S. federal tax return and both Bancshares and the Bank file a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2009. We had no material uncertain tax positions at December 31, 2014 or 2013 and there was no unrecognized tax benefit as of December 31, 2014 or 2013.

The following table reconciles the differences between the federal income tax rate of 34 percent and our effective tax rate:

December 31,	2014	2013	2012
Statutory federal income tax rate	34%	34%	34%
Increase (decrease) resulting from State income taxes, net of federal income tax benefit	4.3	4.9	4.9
Bank owned life insurance	(2.9)	(2.1)	(1.4)
Other tax exempt income	(9.1)	(8.1)	(7.3)
Stock based compensation awards	0.6	0.4	0.4
Other non-deductible expenses	0.5	2.7	1.3
Reduction of valuation allowance for deferred tax asset	—	—	(5.4)
Net income attributable to the non-controlling interest	—	—	0.2
Effective tax rate	27.4%	31.8%	26.7%

15. Employee Benefits

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, were $474,028, $439,647 and $297,213 for 2014, 2013, and 2012, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The combined accrued liability for these plans at December 31, 2014 and 2013 was $5.1 million and $4.9 million, respectively. The Bank’s expenses for the SERPs were $535,331, $608,890 and $497,709 in 2014, 2013, and 2012, respectively.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (KSOP). The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code as an employee stock ownership plan. We have discontinued any future contributions to the employee stock ownership plan. At December 31, 2014, the employee stock ownership plan owned 91,999 shares of Bancshares’ stock, had $19,033 invested in Old Line Bank Certificates of Deposit, and $43,030 in an Old Line Bank money market account. We have transferred the MB&T KSOP assets into the Old Line 401(k) plan discussed above.

MB&T had an employee pension plan (MB&T Pension Plan) that was frozen on June 9, 2003 and no additional benefits accrued subsequent to that date. We notified all plan participants that we terminated this plan effective August 1, 2011. We liquidated the securities the plan held, and deposited the proceeds into interest bearing certificates of deposit and a money market account. On October 1, 2012, we purchased an annuity contract to transfer the remaining $2,116,489 pension liability, effective November 1, 2012 and expensed $700,884 in pension expense to recognize the final cost associated with termination of the pension plan. We transferred the remaining pension plan assets to the employee 401(k) plan after we recorded all remaining expenses associated with audits, actuarial and consulting fees to the plan. There was no activity for the year ended December 31, 2014 and 2013 related to this plan.

Stock Options

We have two stock option plans under which we may issue options, the 2004 and 2010 Equity Incentive Plans. Our Compensation Committee administers the stock option plans. As the plans outline, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options issued. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting period. In 2013, the stockholders approved an amendment to increase the number of shares issuable under the 2010 Equity Incentive Plan by 450,000 shares. As of December 31, 2014, there were 489,157 shares remaining available for future issuance under the stock option plans. The source of shares exercised is authorized but unissued shares.

The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2014, 2013, and 2012 was $113,230, $290,129 and $81,693, respectively.

A summary of the status of the outstanding options follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		average		average		average
	Number	exercise	Number	exercise	Number	exercise
	of shares	price	of shares	price	of shares	price
Outstanding, beginning of year	362,983	$9.19	398,958	$8.71	325,331	$8.65
Options granted	50,739	16.76	57,712	12.15	94,627	8.47
Options exercised	(20,560)	9.65	(79,148)	8.83	(17,500)	6.55
Options forfeited	—	—	(14,539)	9.7	(3,500)	7.49
Options expired	—	—	—	—	—	—
Outstanding, end of year	393,162	$10.14	362,983	$9.19	398,958	$8.71

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

		Outstanding Options		Exercisable Options
	Number of	Weighted		Number of
	shares at	average	Weighted	shares at	Weighted
	December 31,	remaining term	average	December 31,	average
Exercise price	2014	in years	exercise price	2014	exercise price
$6.30 - 9.04	173,236	5.32	$7.38	173,236	$7.38
$9.05 - 11.79	118,800	2.07	10.48	108,799	10.44
$11.80 - 14.54	50,387	8.23	12.17	24,727	12.04
$14.54 - 17.00	50,739	9.16	16.76	16,800	16.76
	393,162	5.20	$10.14	323,562	$9.25

Intrinsic value of vested exercisable options where the market value exceeds the exercise price	$2,141,657
Intrinsic value of outstanding options where the market value exceeds the exercise price	$2,281,057

At December 31, 2014, there was $251,339 of total unrecognized compensation cost related to non‑vested stock options that we expect to realize over the next three years. The following table summarizes the fair values of the options granted and weighted‑average assumptions used to calculate the fair values. We used the Black‑Scholes option pricing model.

Years Ended December 31,	2014	2013	2012
Expected dividends	1.00%	1.00%	1.00%
Risk free interest rate	0.39%	0.80%	1.36%
Expected volatility	30.60%	32.20%	30.30%
Weighted average volatility	10.13%	28.91%	29.64%
Expected life in years	5.50-6.00	6.50	6.50
Weighted average fair value of options granted	$2.63	$2.37	$2.47

During the year ended December 31, 2014, we granted 8,257 restricted common stock awards.

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule of Unvested Restricted Stock
Awards December 31, 2014
# of Restricted
Vesting Date	Shares
1/26/2015	1,969
2/26/2015	1,351
2/27/2015	1,247
2/26/2016	1,353
2/27/2015	1,249
2/26/2017	1,353
Total Issued	8,522

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

At December 31, 2014, there is $66,626 unrecognized compensation cost related to non‑vested restricted stock awards that we expect to realize over the next three years. A summary of the restricted stock awards during the year follows:

	December 31, 2014		December 31, 2013		December 31, 2012
		Weighted		Weighted		Weighted
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	shares	fair value	shares	fair value	shares	fair value
Nonvested, beginning of period	9,436	$9.57	16,210	$7.70	15,691	$7.41
Restricted stock granted	8,257	16.76	8,382	12.04	10,947	8.00
Restricted stock vested	(9,171)	12.53	(13,125)	8.86	(9,908)	7.55
Restricted stock forfeited	—	—	(2,031)	9.44	(520)	8.00
Nonvested, end of period	8,522	$13.35	9,436	$9.57	16,210	$7.70
Total fair value of shares vested	$114,878		$141,263		$74,813
Intrinsic value of non-vested restricted stock awards where the market value exceeds the exercise price		$134,818		$136,822		$183,011
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$145,085		$190,313		$111,861

16. Capital Standards

The Federal Deposit Insurance Corporation and the Federal Reserve Board have adopted risk based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2014 and 2013, the capital ratios and the capital requirements to remain adequately and well capitalized are as follows:

			Minimum capital		To be well
	Actual		adequacy		capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)
Consolidated	$121,900	12.7%	$76,658	8%	$95,822	10%
Old Line Bank	$115,896	12.1%	$68,529	8%	$85,661	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$117,750	12.3%	$38,329	4%	$57,493	6%
Old Line Bank	$111,942	11.7%	$34,264	4%	$51,397	6%
Tier 1 capital (to average assets)
Consolidated	$117,750	9.9%	$47,800	4%	$59,750	5%
Old Line Bank	$111,942	9.4%	$47,800	4%	$59,753	5%

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$110,443	12.5%	$70,713	8%	$88,392	10%
Old Line Bank	$104,668	11.9%	$70,647	8%	$88,309	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$105,681	12.0%	$35,357	4%	$53,035	6%
Old Line Bank	$100,092	11.3%	$35,324	4%	$52,985	6%
Tier 1 capital (to average assets)
Consolidated	$105,681	9.3%	$45,696	4%	$57,120	5%
Old Line Bank	$100,092	8.7%	$45,696	4%	$57,120	5%

Tier 1 capital consists of common and preferred stock, additional paid‑in capital and retained earnings. Total capital includes a limited amount of the allowance for loan losses. In calculating risk weighted assets, specified risk percentages are applied to each category of asset and off balance sheet items.

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

December 31,	2014	2013
Commitments to extend credit and available credit lines:
Commercial	$69,346,793	$62,248,922
Construction	57,878,474	67,470,936
Residential Real Estate	—	1,603,168
Consumer	15,725,495	15,873,011
	$142,950,762	$147,196,037
Standby letters of credit	$15,725,495	$17,306,158

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

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of non‑performance by the customer is the contract amount of the

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

We have recognized a reserve in the amount of $23,449 and $13,900 for loans sold in the secondary market with recourse obligations as of December 31, 2014 and 2013. In addition, a reserve in the amount of $195,219 and $185,810 has been established for the unfunded portion of loan commitments at December 31, 2014 and 2013. Both reserves are included in other liabilities. No such reserves were recorded in 2012.

As of December 31, 2014, we leased 13 branch locations and six loan production offices from non‑related parties under lease agreements expiring through 2040. We lease our corporate headquarters and one branch location from Pointer Ridge. Each of the leases provides extension options.    On September 26, 2014, we announced plans to consolidate four of our branches that are in close proximity to other Bank branches effective December 31, 2014.  We own the building of one of the planned closings and the other three locations have been notified to terminate the leases.

The approximate future minimum lease commitments under the operating leases as of December 31, 2014, are presented below. We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation.

Year	Amount (in thousands)
2015	$1,920
2016	1,906
2017	1,757
2018	1,366
2019	935
Remaining	3,647
$11,531

Rent expense was $2,066,656, $1,864,738 and $1,373,490 for the years ended December 31, 2014, 2013, and 2012, respectively.

On August 25, 2006, Pointer Ridge entered into a loan agreement with an unrelated bank, in an original principal amount of $6.6 million to finance the commercial office building located at 1525 Pointer Ridge Place, Bowie, Maryland. We lease approximately 85% of this building for our main office and operate a branch from this address. Pursuant to the terms of a guaranty between the bank and Bancshares dated August 25, 2006, Bancshares has guaranteed up to 62.5% of the loan amount plus costs incurred by the lender resulting from any acts, omissions or alleged acts or omissions.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For the years ended December 31, 2014 and 2013, there were no transfers between levels.

At December 31, 2014, Bancshares holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities and mortgage‑backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker‑quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third‑party pricing service used by us. To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source. We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

Bancshares values Sallie Mae (SLMA) equity securities (included in equity securities) at fair value on a recurring basis. We value SLMA equity securities under Level 1.   During the first quarter of 2014, the SLMA equity security was sold and the realized gain of $96,993 is recorded in gain (loss) on disposal of assets on the consolidated statement of income.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,006	$3,006	$—	$—	$—
U.S. government agency	37,656	—	37,656	—	—
Municipal securities	43,546	—	43,546	—	—
FHLMC MBS	20,471	—	20,471	—	—
FNMA MBS	17,867	—	17,867	—	—
GNMA MBS	33,139	—	33,139	—	—
SBA loan pools	5,995	—	5,995	—	—
Total recurring assets at fair value	161,680	3,006	158,674	—	—

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non‑recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,805	—	—	$4,805
Acquired:	2,242	—	—	2,242
Total Impaired Loans	7,047	—	—	7,047

Other real estate owned:
Legacy:	$475	—	—	$475
Acquired:	1,977	—	—	1,977
Total other real estate owned:	2,452	—	—	2,452
Total	$9,499	$—	$—	$9,499

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

	At December 31, 2013 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy	$9,723	—	—	$9,723
Acquired	1,296	—	—	1,296
Total Impaired Loans	11,019	—	—	11,019

Other real estate owned:
Legacy	$475	—	—	$475
Acquired	3,836	—	—	3,836
Total other real estate owned:	4,311	—	—	4,311
Total	$15,330	$—	$—	$15,330

Loans considered impaired are loans for which, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are subject to nonrecurring fair value adjustments to reflect write‑downs that are based on the market price or current appraised value of the collateral, adjusted to reflect local market conditions or other economic factors. After evaluating the underlying collateral, the fair value of the impaired loans is determined by allocating specific reserves from the allowance for loan losses to the loans. Thus, the fair value reflects the loan balance as adjusted by partial charge‑offs less the specifically allocated reserve. Certain collateral‑dependent impaired loans are reported at the fair value of the underlying collateral.

Impairment is measured based on the fair value of the collateral, which is typically derived from appraisals that take into consideration prices in observed transactions involving similar assets and similar locations. Discounts applied to appraisals have been in the range of 0% to 50%. Each appraisal is updated on an annual basis, either through a new appraisal or through our internal review process. Appraised values are reviewed and monitored internally and fair value is re‑assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. The fair value of impaired loans that are not collateral dependent is measured using a discounted cash flow analysis considered to be a Level 3 input.

The fair value of other real estate owned (“OREO”) is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. Discounts applied to appraisals have predominantly been in the range of 0% to 50%; however, in certain cases have ranged up to 75%. Appraised values are reviewed and monitored internally and fair value is re‑assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. We may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs. As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by the Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired). The increase in level 3 is due to an increase in our legacy non‑accrual loans, and acquired other real estate owned.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

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

Bank Owned Life Insurance—The carrying amount of Bank Owned Life Insurance (“BOLI”) purchased on a group of officers is a reasonable estimate of fair value. BOLI is an insurance product that provides an effective way to offset current employee benefit costs.

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

Non‑Interest bearing deposits—The fair value of non‑interest bearing accounts is the amount payable on demand at the reporting date.

Long and short term borrowings—The fair value of long and short term fixed rate borrowings is estimated by discounting the value of contractual cash flows using rates currently offered for advances with similar terms and remaining maturities.

Off‑balance Sheet Commitments and Contingencies—Carrying amounts are reasonable estimates of the fair values for such financial instruments. Carrying amounts include unamortized fee income and, in some cases, reserves for any credit losses from those financial instruments. These amounts are not material to our financial position.

The following disclosures of the estimated fair value of financial instruments are made in accordance with the requirements of ASC 825, “Disclosures about Fair Value of Financial Instruments”. We have determined the fair value amounts by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2014 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$25,405	$25,405	$25,405	$—	$—
Loans receivable, net	926,573	935,397	—	—	935,397
Loans held for sale	4,548	4,754	—	4,754	—
Investment securities available for sale	161,680	161,680	3,006	158,674	—
Equity Securities at cost	5,812	5,812	—	5,812	—
Bank Owned Life Insurance	31,430	31,430	—	31,430	—
Accrued interest receivable	3,218	3,218	—	883	2,335
Liabilities:
Deposits:
Non-interest-bearing	260,914	260,914	—	260,914	—
Interest bearing	754,826	760,503	—	760,503	—
Short term borrowings	61,003	61,003	—	61,003	—
Long term borrowings	5,987	5,987	—	5,987	—
Accrued Interest payable	266	266	—	266	—

	December 31, 2013 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$29,058	$29,058	$29,058	$—	$—
Loans receivable, net	847,249	860,458	—	—	860,458
Loans held for sale	2,015	2,075	—	2,075	—
Investment securities available for sale	172,170	172,170	—	172,170	—
Equity Securities at cost	5,670	5,670	414	5,256	—
Bank Owned Life Insurance	30,577	30,577	—	30,577	—
Accrued interest receivable	3,433	3,433	—	1,088	2,345
Liabilities:
Deposits:
Non-interest-bearing	228,734	228,734	—	228,734	—
Interest bearing	745,626	751,703	—	751,703	—
Short term borrowings	49,530	49,530	—	49,530	—
Long term borrowings	6,093	6,093	—	6,093	—
Accrued Interest payable	265	265	—	265	—

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

19. Other Operating Expenses

Other operating expenses that are significant are as follows:

December 31,	2014	2013	2012
Director Fees	$482,498	$388,100	$239,667
Legal Expenses	458,672	391,301	377,013
Pointer Ridge other operating	202,889	409,071	422,127
Other	5,386,307	4,519,521	3,819,591
Total	$6,530,366	$5,707,993	$4,858,398

20. Parent Company—Condensed Financial Information

The Condensed balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.

Condensed Balance Sheets

December 31,	2014	2013
Assets
Cash and due from banks	$4,450,013	$4,657,549
Investment in Real Estate LLC	437,222	499,871
Investment in Old Line Bank	129,455,610	120,659,537
Other assets	402,528	788,283
	$134,745,373	$126,605,240
Liabilities and Stockholders’ Equity
Accounts payable	$(518,931)	$355,845
Stockholders’ equity
Common stock	108,110	107,772
Additional paid-in capital	105,235,646	104,622,171
Retained earnings	30,067,798	24,879,275
Accumulated other comprehensive income (loss)	(147,250)	(3,359,823)
	135,264,304	126,249,395
	$134,745,373	$126,605,240

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

Old Line Bancshares, Inc.

Condensed Statements of Income

Years Ended December 31,	2014	2013	2012
Interest and dividend income (expense)
Dividend from Old Line Bank	$1,941,777	$1,490,941	$1,592,819
Interest income on money market and certificates of deposit	10,109	2,869	325
Interest expense on loans	(9,483)	—	—
Total interest and dividend income	1,942,403	1,493,810	1,593,144
Non-interest income (loss)	12,351	(50,326)	(108,542)
Non-interest expense	611,425	943,022	496,963
Income before income taxes	1,343,329	500,462	987,639
Income tax expense (benefit)	(203,472)	(97,767)	(91,441)
	1,546,801	598,229	1,079,080
Undistributed net income of Old Line Bank	5,583,499	7,240,600	6,451,384
Net income	$7,130,300	$7,838,829	$7,530,464

Old Line Bancshares, Inc.

Statements of Cash Flows

Years Ended December 31,	2014	2013	2012
Cash flows from operating activities
Interest and dividends received	$1,951,886	$1,493,810	$1,593,144
Reimbursement received (cash paid) for operating expenses	(494,806)	(643,211)	(454,977)
	1,457,080	850,599	1,138,167
Cash flows from investing activities
Cash and cash equivalents of acquired company	—	(10,000,000)	—
	—	(10,000,000)	—
Cash flows from financing activities
Proceeds from stock options exercised, including tax benefit	277,161	814,101	127,193
Proceeds from issuance of common stock	—	12,177,568	—
Acquisition cash consideration	—	2,098,535	—
Cash dividends paid-common stock	(1,941,777)	(1,490,941)	(1,092,819)
	(1,664,616)	13,599,263	(965,626)
Net increase (decrease) in cash and cash equivalents	(207,536)	4,449,862	172,541
Cash and cash equivalents at beginning of year	4,657,549	207,687	35,146
Cash and cash equivalents at end of year	$4,450,013	$4,657,549	$207,687
Reconciliation of net income to net cash provided by operating activities
Net income	$7,130,300	$7,838,829	$7,530,464
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(5,583,499)	(7,240,600)	(6,451,384)
Stock based compensation awards	336,652	230,743	176,024
(Income) loss from investment in real estate LLC	62,649	152,707	108,542
Increase (decrease) in other liabilities	(874,776)	315,874	8,043
(Increase) decrease in other assets	385,754	(446,954)	(233,522)
	$1,457,080	$850,599	$1,138,167

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

(Continued)

21. Litigation

From time to time we may be involved in ordinary routine litigation incidental to our business. We are not, however, involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 9A.  Controls and Procedures

As of the end of the period covered by this annual report on Form 10‑K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2014. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

Dixon Hughes Goodman LLP, the registered public accounting firm that audited the Company’s financial statements included in this report for the years ended December 31, 2014 and 2013, has issued an attestation report on the Company’s internal control over financial reporting that is included elsewhere in this report.

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2015 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2015 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2014, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.

Equity Compensation Plan Information

December 31, 2014

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders(1)	393,162	$10.14	489,357

(1)	Includes the 2004 Equity Incentive Plan and the 2010 Equity Incentive Plan.

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Ownership of Old Line Bancshares Common Stock” in the Proxy Statement for the 2015 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2015 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14.  Principal Accounting Fees and Services

Audit and Non‑Audit Fees

The following table presents combined fees for professional audit services rendered by Dixon Hughes Goodman LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2014 and 2013 and fees billed for other services rendered by Dixon Hughes Goodman LLP.  For the year ended December 31, 2013, fees include expenses paid to Rowles & Company, LLP whom was our independent registered public accounting firm for the quarter ending March 31, 2013.

	Years Ended
	December 31,
	2014	2013
Audit fees(1)	$178,488	$123,790
Tax fees(2)	26,575	12,735
All other fees(3)	33,286	55,623
Total	$238,349	$192,148

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

(2)	Tax fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.
(3)	All other fees in 2014 and 2013 are for reviewing filings and for 2013 assistance related to the acquisition of WSB Holdings.

Policy on Audit Committee Pre‑Approval of Audit and Non‑Audit Services of Independent Auditor

Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non‑audit services.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibits
2.1(V)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto

2.2(R)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and WSB Holdings, Inc., dated as of September 10, 2012, and Amendment No. 1 thereto

3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.2(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.3(AA)	Articles of Amendment of Old Line Bancshares, Inc.

3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.1(B)	Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.2(C)	Second Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

4(Y)	Specimen Stock Certificate for Old Line Bancshares, Inc.

10.1(W)*	Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated January 28, 2011

10.2(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and James W. Cornelsen dated as of January 1, 2012
10.2.1(I)*	Third Amendment to Amended and Restated Employment Agreement between Old Line Bank and James W. Cornelsen dated May 9, 2013

10.3(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.4(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen

10.5(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.6(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen

10.7(W)*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Joseph Burnett

Exhibit No.	Description of Exhibits
10.8(I)*	Second Amendment to Amended and Restated Employment Agreement between Old Line Bank and Joseph Burnett dated as of May 9, 2013

10.9(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett

10.10(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett

10.11(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.12(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett

10.13(DD)*	Salary Continuation Plan Agreement (2014) by and between Old Line Bank and Mark Semanie dated as of March 27, 2014

10.18(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush

10.19(E)*	2004 Equity Incentive Plan

10.20(G)*	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.21(X)*	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan

10.22(U)*	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan

10.23(G)*	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

10.24(F)

Operating Agreement for Pointer Ridge Office Investment, LLC among J. Webb Group, Inc., Michael M. Webb, Lucente Enterprises, Inc., Chesapeake Custom Homes, L.L.C. and Old Line Bancshares, Inc., all as Members and Chesapeake Pointer Ridge Manager, LLC.

10.25(H)*	Incentive Plan Model and Stock Option Model

10.26(N)	Deed of Trust note dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company

10.27(N)	Completion Guaranty Agreement dated November 3, 2005 between Pointer Ridge Office Investment, LLC and Manufacturers and Traders Trust Company

10.28(L)	Indemnity Agreement between Old Line Bancshares, Inc. and Prudential Mortgage Capital Company, LLC dated August 25, 2006

10.29(S)

Third Amendment to Operating Agreement For Pointer Ridge Office Investment, LLC by and between Old Line Bancshares, Inc. J. Webb, Inc., Michael M. Webb Revocable Trust, and Lucente Enterprises, Inc. dated as of November 1, 2008

10.30(BB)*	Old Line Bancshares, Inc. 2010 Equity Incentive Plan

Exhibit No.	Description of Exhibits
10.31(Z)*	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan

10.32(Z)*	Form of Non‑Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan

10.33(Z)*	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan

10.34(W)*	Employment Agreement dated January 28, 2011 between Old Line Bank and Sandra F. Burnett

10.35(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Sandra F. Burnett dated as of January 1, 2012

10.36(W)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Sandra Burnett dated as of February 14, 2011

10.37(P)*	Non‑Compete Agreement by and between Old Line Bancshares, Inc. and G. Thomas Daugherty dated April 11, 2011

10.38(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 101)

10.39(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 301)

10.40(M)*	Salary Continuation Plan Agreement (2012‑A Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.41(M)*	Salary Continuation Plan Agreement (2012‑B Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.42(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and James W. Cornelsen dated as of February 26, 2010

10.43(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Joseph E. Burnett dated as of February 26, 2010

10.45(CC)*	Employment Agreement between Old Line Bank and Mark A. Semanie dated as of May 13, 2013

10.46*	Employment Agreement between Old Line Bank and Martin John Miller dated as of February 26, 2014

21(A)	Subsidiaries of Registrant

23.1	Consent of Dixon Hughes Goodman LLP

23.2	Consent of Rowles & Company, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002

99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

101	Interactive Data Files pursuant to Rule 405 of Regulation S‑T

*Management compensatory plan, contract or arrangement.

(A)

Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10‑SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000‑50345).

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on March 24, 2011.
(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10‑Q filed on August 10, 2012.
(D)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2012, filed on March 30, 2012.

(E)

Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S‑8, under the Securities Act of 1933, as amended (File Number 333‑116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10‑QSB filed on November 8, 2004.
(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on January 5, 2005.
(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10‑QSB filed on August 10, 2005.
(I)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10‑Q filed on August 14, 2013.
(J)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on January 4, 2012.
(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on January 6, 2006.
(L)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10‑QSB filed on November 9, 2006.
(M)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on October 4, 2012.
(N)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10‑KSB filed on March 28, 2006.

(O)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on January 7, 2008.
(P)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10‑Q filed on August 15, 2011.
(Q)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on February 2, 2010.
(R)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Annex A to Old Line Bancshares, Inc.’s Registration Statement on Form S‑4 under the Securities Act of 1933, as amended (File Number 333‑184924).

(S)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on November 19, 2008.
(T)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Amendment No. 1 to Old Line Bancshares, Inc.’s Registration Statement on Form S‑4 under the Securities Act of 1933, as amended (File Number 333‑184924).

(U)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on January 28, 2010.
(V)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Annex A to Old Line Bancshares, Inc.’s Registration Statement on Form S‑4 under the Securities Act of 1933, as amended (File Number 333‑170464).

(W)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2010 filed on March 30, 2011.

(X)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2009, filed on March 27, 2010.

(Y)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Pre‑Effective Amendment No. 1 on Form S‑8 to Registration Statement on Form S‑4 (File Number 333‑184924) filed on May 20, 2013.

(Z)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Appendix A Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on April 19, 2010.

(AA)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10‑Q, filed with the Commission on November 14, 2013.
(BB)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Appendix B of Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on July 12, 2013.

(CC)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed with the Commission on May 13, 2013.
(DD)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: March 11, 2015	By:	/s/ James W. Cornelsen
James W. Cornelsen, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James W. Cornelsen	Director, President and Chief Executive Officer (Principal	March 11, 2015
James W. Cornelsen	Executive Officer)

/s/ Elise M. Hubbard	Chief Financial Officer (Principal Accounting and Financial	March 11, 2015
Elise M. Hubbard	Officer)

/s/ Craig E. Clark	Director and Chairman of the Board	March 11, 2015
Craig E. Clark

/s/ G. Thomas Daugherty	Director	March 11, 2015
G. Thomas Daugherty

/s/ James F. Dent	Director	March 11, 2015
James F. Dent

/s/ Andre’ J. Gingles	Director	March 11, 2015
Andre’ J. Gingles

/s/ Thomas H. Graham	Director	March 11, 2015
Thomas H. Graham

/s/ William J. Harnett	Director	March 11, 2015
William J. Harnett

/s/ Frank Lucente, Jr.	Director	March 11, 2015
Frank Lucente, Jr.

/s/ Gail D. Manuel	Director	March 11, 2015
Gail D. Manuel

/s/ Carla Hargrove McGill	Director	March 11, 2015
Carla Hargrove McGill

/s/ Gregory S. Proctor, Jr.	Director	March 11, 2015
Gregory S. Proctor, Jr.

Name	Title	Date

/s/ Jeffrey A. Rivest	Director	March 11, 2015
Jeffrey A. Rivest

/s/ Suhas R. Shah	Director	March 11, 2015
Suhas R. Shah

/s/ John M. Suit, II	Director	March 11, 2015
John M. Suit, II

/s/ Frank E. Taylor	Director	March 11, 2015
Frank E. Taylor