Form 10-Q
period 2015-03-31
OLD LINE BANCSHARES INC
filed 2015-05-08
CIK 1253317

26h

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes☐No☒

As of April 30, 2015, the registrant had 10,616,838 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$37,061,793	$23,572,613
Interest bearing accounts	1,080,570	1,230,864
Federal funds sold	624,888	601,259
Total cash and cash equivalents	38,767,251	25,404,736
Investment securities available for sale-at fair value	158,380,719	161,680,198
Loans held for sale, fair value of $9,007,588 and $4,753,995	8,692,297	4,548,106
Loans held for investment (net of allowance for loan losses of $4,636,048 and $4,281,835, respectively)	963,706,538	926,573,488
Equity securities at cost	3,353,096	5,811,697
Premises and equipment	33,874,131	34,300,375
Accrued interest receivable	3,172,615	3,218,428
Deferred income taxes	12,506,347	16,106,498
Current income taxes receivable	1,312,872	—
Bank owned life insurance	31,643,001	31,429,747
Other real estate owned	1,600,015	2,451,920
Goodwill	7,793,665	7,793,665
Core deposit intangible	4,210,679	4,420,796
Other assets	6,087,688	3,779,350
Total assets	$1,275,100,914	$1,227,519,004
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$269,733,047	$260,913,521
Interest bearing	781,718,574	754,825,885
Total deposits	1,051,451,621	1,015,739,406
Short term borrowings	71,236,281	61,002,889
Long term borrowings	5,958,485	5,987,283
Accrued interest payable	284,444	266,023
Supplemental executive retirement plan	5,162,732	5,095,141
Other liabilities	3,420,900	3,901,625
Total liabilities	1,137,514,463	1,091,992,367
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,755,017 and 10,810,930 shares issued and outstanding in 2015 and 2014, respectively	107,551	108,110
Additional paid-in capital	104,313,092	105,235,646
Retained earnings	32,281,404	30,067,798
Accumulated other comprehensive income (loss)	630,791	(147,250)
Total Old Line Bancshares, Inc. stockholders’ equity	137,332,838	135,264,304
Non-controlling interest	253,613	262,333
Total stockholders’ equity	137,586,451	135,526,637
Total liabilities and stockholders’ equity	$1,275,100,914	$1,227,519,004

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Interest Income
Loans, including fees	$11,621,493	$10,333,973
U.S. treasury securities	2,606	832
U.S. government agency securities	133,358	150,955
Mortgage backed securities	373,010	377,872
Municipal securities	314,984	434,988
Federal funds sold	176	389
Other	61,950	72,861
Total interest income	12,507,577	11,371,870
Interest expense
Deposits	910,957	894,303
Borrowed funds	134,716	118,276
Total interest expense	1,045,673	1,012,579
Net interest income	11,461,904	10,359,291
Provision for loan losses	561,731	269,769
Net interest income after provision for loan losses	10,900,173	10,089,522
Non-interest income
Service charges on deposit accounts	415,202	451,596
Gain on sales or calls of investment securities	60,694	—
Earnings on bank owned life insurance	248,384	243,607
Gain on disposal of assets	19,975	96,993
Rental Income	210,188	200,537
Gain on sale of loans	354,650	106,720
Other fees and commissions	522,816	292,672
Total non-interest income	1,831,909	1,392,125
Non-interest expense
Salaries and benefits	4,217,370	4,873,634
Occupancy and equipment	1,399,877	1,586,777
Data processing	352,060	307,160
FDIC insurance and State of Maryland assessments	248,893	218,521
Merger and integration	—	29,167
Core deposit premium amortization	210,117	228,550
(Gain) loss on sales of other real estate owned	134,754	(203,068)
OREO expense	120,201	83,066
Directors Fees	170,000	119,700
Network services	181,663	199,588
Telephone	164,935	167,158
Other operating	1,491,744	1,366,290
Total non-interest expense	8,691,614	8,976,543

Income before income taxes	4,040,468	2,505,104
Income tax expense	1,295,035	690,737
Net income	2,745,433	1,814,367
Less: Net loss attributable to the non-controlling interest	(8,720)	(21,390)
Net income available to common stockholders	$2,754,153	$1,835,757

Basic earnings per common share	$0.25	$0.17
Diluted earnings per common share	$0.25	$0.17
Dividend per common share	$0.05	$0.04

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
Three Months Ended March 31,	2015	2014
Net income	$2,745,433	$1,814,367

Other comprehensive income (loss):
Unrealized gain on securities available for sale, net of taxes of $530,750, $969,750 respectively	814,794	1,488,736
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $23,941 and $0, respectively	(36,753)	—
Other comprehensive income	778,041	1,488,736
Comprehensive income	3,523,474	3,303,103
Comprehensive (loss) attributable to the non-controlling interest	(8,720)	(21,390)
Total comprehensive income	$3,532,194	$3,324,493

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Interest	Equity

Balance December 31, 2014	10,810,930	$108,110	$105,235,646	$30,067,798	$(147,250)	$262,333	$135,526,637
Net income attributable to Old Line Bancshares, Inc.	—	—	—	2,754,153	—	—	2,754,153
Unrealized gain on securities available for sale, net of income tax benefit of $506,809	—	—	—	—	778,041	—	778,041
Net loss attributable to non-controlling interest	—	—	—	—	—	(8,720)	(8,720)
Stock based compensation awards	—	—	91,902	—	—	—	91,902
Restricted stock issued	9,332	93	(93)	—	—	—	—
Common stock repurchased and retired	(65,245)	(652)	(1,014,363)				(1,015,015)
Common stock cash dividend $0.05 per share	—	—	—	(540,547)	—	—	(540,547)
Balance March 31, 2015	10,755,017	$107,551	$104,313,092	$32,281,404	$630,791	$253,613	$137,586,451

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2015	2014

Cash flows from operating activities
Interest received	$12,769,066	$11,959,298
Fees and commissions received	1,338,065	774,977
Interest paid	(1,027,252)	(1,035,405)
Cash paid to suppliers and employees	(10,016,207)	(9,973,914)
Loans originated for sale	(24,177,793)	(8,373,541)
Proceeds from sale of loans originated for sale	20,033,602	8,111,880
Income taxes paid	—	(59,982)
	(1,080,519)	1,403,313
Cash flows from investing activities
Purchase of investment securities available for sale	—	(1,502,344)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	4,419,496	3,925,995
Loans made, net of principal collected	(37,330,280)	(2,328,978)
Proceeds from sale of other real estate owned	659,776	512,878
Redemption of equity securities	2,458,601	1,273,527
Gain on sale of assets	19,975	96,993
Purchase of premises and equipment	(145,781)	(37,292)
	(29,918,213)	1,940,779
Cash flows from financing activities
Net increase (decrease) in
Time deposits	15,647,328	(4,549,170)
Other deposits	20,064,887	38,342,027
Short term borrowings	10,233,392	(11,336,258)
Long term borrowings	(28,798)	(21,218)
Stock repurchase program	(1,015,015)	—
Cash dividends paid-common stock	(540,547)	(431,415)
	44,361,247	22,003,966

Net increase (decrease) in cash and cash equivalents	13,362,515	25,348,058

Cash and cash equivalents at beginning of period	25,404,736	29,058,300
Cash and cash equivalents at end of period	$38,767,251	$54,406,358

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2015	2014

Reconciliation of net income to net cash provided by operating activities
Net income	$2,745,433	$1,814,367

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	572,025	591,501
Provision for loan losses	561,731	269,769
Change in deferred loan fees net of costs	(9,853)	23,218
(Gain)/loss on sales or calls of securities	(60,694)	—
Amortization of premiums and discounts	225,529	262,328
Change in loans held for sale	(4,144,191)	(261,661)
(Gain)/loss on sale of loans	(354,650)	(106,720)
(Gain)/loss on sales of other real estate owned	134,754	(203,068)
Gain on the sale of equity securities	—	(96,993)
Write down of other real estate owned	57,375	—
(Gain)/loss on sale of fixed assets	(19,975)	—
Amortization of intangible	210,117	228,550
Deferred income taxes	3,093,341	198,383
Stock based compensation awards	91,902	126,802
Increase (decrease) in
Accrued interest payable	18,421	(22,826)
Income tax payable	(485,435)	432,372
Accrued pension	67,591	74,879
Other liabilities	4,710	(203,954)
Decrease (increase) in
Accrued interest receivable	45,813	301,882
Bank owned life insurance	(213,254)	(210,367)
Income tax receivable	(1,312,872)	—
Other assets	(2,308,337)	(1,815,149)
	$(1,080,519)	$1,403,313

Supplemental Disclosure:
Loans transferred to other real estate owned	$—	$591,622

The accompanying notes are an integral part of these consolidated financial statements

OLD LINE BANCSHARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business - Old Line Bancshares, Inc. (Old Line Bancshares) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.  The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank.  We provide a full range of banking services to customers located in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s, and St. Mary’s Counties in Maryland and surrounding areas.

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its majority owned subsidiary Pointer Ridge Office Investments, LLC (Pointer Ridge), a real estate investment company.  We have eliminated all significant intercompany transactions and balances.

We report the non-controlling interests in Pointer Ridge separately in the consolidated balance sheet.  We report the income of Pointer Ridge attributable to Old Line Bancshares on the consolidated statement of income.

The foregoing consolidated financial statements for the periods ended March 31, 2015 and 2014 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP); however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2014 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2014.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Reclassifications - We have made certain reclassifications to the 2014 financial presentation to conform to the 2015 presentation.  These reclassifications did not change net income or stockholders’ equity.

Recent Accounting Pronouncements - In August 2014, the Financial Accounting Board “”FASB”) issued Accounting Standard Update (“ASU”) No. 2014-14- Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA).  The ASU outlines certain criteria and provides that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  The adoption of ASU No. 2014-14 did not have a material impact on our consolidated financial statements and the required disclosures have been included in Note 5.

2.POINTER RIDGE OFFICE INVESTMENT, LLC

Old Line Bank has a 62.5% ownership of Pointer Ridge Office Investment, LLC and we have consolidated its results of operations from the date of acquisition.  One of the Bank’s directors owns a 12.5% interest in this investment.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge Office Investment, LLC.

	March 31,	December 31,
Balance Sheets	2015	2014

Current assets	$250,190	$269,314
Non-current assets	6,384,597	6,433,380
Liabilities	5,958,485	6,003,139
Equity	676,303	699,555

	Three Months Ended
	March 31,
Statements of Income	2015	2014

Revenue	$243,277	$238,991
Expenses	266,530	296,030
Net loss	$(23,253)	$(57,039)

3.INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2015
Available for sale
U.S. treasury	$3,000,515	$2,185	$—	$3,002,700
U.S. government agency	38,545,387	20,466	(247,327)	38,318,526
Municipal securities	41,325,292	1,073,996	(28,184)	42,371,104
Mortgage backed securities:
FHLMC certificates	19,587,745	245,605	—	19,833,350
FNMA certificates	17,359,782	121,158	(35,619)	17,445,321
GNMA certificates	31,733,254	150,056	(161,174)	31,722,136
SBA loan pools	5,787,060	—	(99,478)	5,687,582
	$157,339,035	$1,613,466	$(571,782)	$158,380,719

December 31, 2014
Available for sale
U.S. treasury	$3,000,690	$5,460	$—	$3,006,150
U.S. government agency	38,594,843	15,851	(954,362)	37,656,332
Municipal securities	42,662,399	980,452	(96,690)	43,546,161
Mortgage backed securities
FHLMC certificates	20,323,394	150,735	(3,182)	20,470,947
FNMA certificates	17,898,497	61,472	(93,163)	17,866,806
GNMA certificates	33,266,203	145,451	(272,309)	33,139,345
SBA loan pools	6,177,339	—	(182,882)	5,994,457
	$161,923,365	$1,359,421	$(1,602,588)	$161,680,198

As of March 31, 2015 and December 31, 2014, securities with unrealized losses segregated by length of impairment were as follows:

	March 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agency	—	—	33,201,911	247,327	33,201,911	247,327
Municipal securities	1,590,453	5,739	2,030,963	22,445	3,621,416	28,184
Mortgage backed securities	3,448,609	9,447	22,485,723	187,346	25,934,332	196,793
SBA loan pools	—	—	5,687,582	99,478	5,687,582	99,478
Total unrealized losses	$5,039,062	$15,186	$63,406,179	$556,596	$68,445,241	$571,782

	December 31, 2014
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agency	$1,492,650	$6,543	$32,497,194	$947,819	$33,989,844	$954,362
Municipal securities	2,054,635	19,397	4,617,972	77,293	6,672,607	96,690
Mortgage backed securities	8,967,337	11,382	29,009,316	357,272	37,976,653	368,654
SBA loan pools	—	—	5,994,457	182,882	5,994,457	182,882
Total unrealized losses	$12,514,622	$37,322	$72,118,939	$1,565,266	$84,633,561	$1,602,588

At March 31, 2015 and December 31, 2014, we had 46 and 57 investment securities, respectively, in an unrealized loss position greater than the 12 month time frame and 8 and 12 securities, respectively, in an unrealized loss position less than the 12 month time frame.  We consider all unrealized losses on securities as of March 31, 2015 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of March 31, 2015, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

There were no sales of investment securities for the three months ending March 31, 2015 and 2014.  There were two municipal bonds that were called during the three month period ended March 31, 2015 of which the remaining discount/accretion of $60,694 was recorded as gain on sale of investments.  During the three month period ended March 31, 2015, we received $4.4 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities compared to $3.9 million for the same three month period last year.

Contractual maturities and pledged securities at March 31, 2015 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities (MBS) based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
March 31, 2015	cost	value

Maturing
Within one year	$10,511,089	$10,610,726
Over one to five years	83,303,546	83,998,901
Over five to ten years	53,947,794	54,226,573
Over ten years	9,576,606	9,544,519
	$157,339,035	$158,380,719
Pledged securities	$40,498,598	$40,502,865

4.LOANS

Major classifications of loans held for investment are as follows:

	March 31, 2015			December 31, 2014
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$193,023,154	$27,441,283	$220,464,437	$192,723,718	$27,891,137	$220,614,855
Investment	227,271,036	41,250,887	268,521,923	208,766,058	41,624,825	250,390,883
Hospitality	82,633,703	8,233,513	90,867,216	76,342,916	8,319,644	84,662,560
Land and A&D	43,947,550	4,758,577	48,706,127	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien-Investment	57,189,916	21,548,889	78,738,805	49,578,862	24,185,571	73,764,433
First Lien-Owner Occupied	34,636,616	48,772,753	83,409,369	31,822,773	51,242,355	83,065,128
Residential Land and A&D	24,256,462	8,060,100	32,316,562	22,239,663	8,509,239	30,748,902
HELOC and Jr. Liens	20,884,878	2,777,758	23,662,636	20,854,737	3,046,749	23,901,486
Commercial and Industrial	103,188,657	8,375,068	111,563,725	98,310,009	9,694,782	108,004,791
Consumer	8,500,027	308,374	8,808,401	9,068,755	313,739	9,382,494
	795,531,999	171,527,202	967,059,201	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,127,669)	(508,379)	(4,636,048)	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,283,385	—	1,283,385	1,283,455	(9,923)	1,273,532
	$792,687,715	$171,018,823	$963,706,538	$746,989,617	$179,583,871	$926,573,488

(1)

As a result of the acquisitions of Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A. (MB&T), in April 2011 and of WSB Holdings, the parent company of The Washington Savings Bank (“WSB”), in May 2013, we have segmented the portfolio into two components, loans originated by Old Line Bank “Legacy” and loans acquired from MB&T and WSB “Acquired”.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $628.6 million and $600.7 million at March 31, 2015 and December 31, 2014, respectively. This lending has involved loans secured by owner‑occupied commercial buildings for office, storage and warehouse space, as well as non‑owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan‑to‑value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one‑to‑four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At March 31, 2015, we had approximately $90.9 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $218.1 million and $211.5 million at March 31, 2015 and December 31, 2014. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

This segment of our portfolio also consists of funds advanced for construction of custom single family residences homes (where the home buyer is the borrower) and financing to builders for the construction of pre-sold homes and multi‑family housing.  These loans generally have short durations, meaning maturities typically of nine months or less.  Old Line Bank limits its construction lending risk through adherence to established underwriting procedures. These loans generally have short durations, meaning maturities typically of nine months or less. Residential houses, multi‑family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. The vast majority of these loans are concentrated in our primary market area.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations.  Generally, we will make residential mortgage loans in amounts up to the limits established from time to time by Fannie Mae and Freddie Mac for secondary market resale purposes.  This amount for single-family residential loans currently varies from $417,000 up to a maximum of $625,500 for certain high-cost designated areas.  We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $625,500.  The

Washington, D.C. and Baltimore areas are both considered high-cost designated areas.  We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio.  For loans sold in the secondary market, we require a credit score of at least 640 with some exceptions to 620 for veterans.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans held-for-sale.  The premium is recorded in gain on sale of loans in non-interest income, net of commissions paid to the loan officers.

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

The table below presents an aging analysis of the loans held for investment portfolio at March 31, 2015 and December 31, 2014.

Age Analysis of Past Due Loans

	March 31, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$793,576,140	$165,955,647	$959,531,787	$746,375,748	$173,731,329	$920,107,077
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Investment	117,000	—	117,000	—	572,565	572,565
Residential Real Estate:
First-Investment	427,652	360,482	788,134	297,221	189,739	486,960
First-Owner Occupied	—	2,645,012	2,645,012	—	1,423,752	1,423,752
Land and A&D	—	—	—	—	168,875	168,875
HELOC and Jr. Liens	—	—	—	—	87,703	87,703
Commercial	169,266	43,698	212,964	45,483	1,167,538	1,213,021
Consumer	136,993	4,176	141,169	—	9,308	9,308
Total 30-89 days past due	850,911	3,053,368	3,904,279	342,704	3,619,480	3,962,184
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Residential Real Estate:
First-Investment	—	—	—	—	—	—
First-Owner Occupied	—	—	—	—	305,323	305,323
Land and A&D	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total 90 or more days past due	—	—	—	—	305,323	305,323
Total accruing past due loans	850,911	3,053,368	3,904,279	342,704	3,924,803	4,267,507
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	18,530	55,501	74,031	1,849,685	55,707	1,905,392
Investment	—	206,050	206,050	—	—	—
Hospitality	—	—	—	—	—	—
Residential Real Estate:						—
First-Investment	110,559	368,646	479,205	113,264	310,735	423,999
First-Owner Occupied	—	1,092,690	1,092,690	—	795,920	795,920
Land and A&D	—	795,300	795,300	—	795,300	795,300
Commercial	975,859	—	975,859	1,165,955	—	1,165,955
Consumer	—	—	—	120,641	—	120,641
Total Recorded Investment
Non-accruing past due loans:	1,104,948	2,518,187	3,623,135	3,249,545	1,957,662	5,207,207
Total Loans	$795,531,999	$171,527,202	$967,059,201	$749,967,997	$179,613,794	$929,581,791

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

The tables below present our impaired loans at and for the periods ended March 31, 2015 and December 31, 2014.

Impaired Loans

March 31, 2015

				Three months March 31, 2015
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$260,181	$260,181	$—	$261,197	$1,123
Investment	1,302,483	1,302,483	—	1,308,729	4,830
Residential Real Estate:
First-Investment	110,559	110,559	—	333,990	—
Commercial	688,327	688,327	—	2,782,980	—
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	278,711	18,530	18,530	39,526	—
Commercial	1,759,281	456,798	113,151	1,282,317	2,631
Total legacy impaired	4,399,542	2,836,878	131,681	6,008,739	8,584

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	48,359	55,501	—	48,359	—
Residential Real Estate:
First-Owner Investment	312,293	310,849	—	1,041,098	—
First-Owner Occupied	1,050,254	225,928	—	756,380	—
Land and A&D	62,613	—	—	666,149	—
Commercial	—	—	—	—	—

With an allowance recorded:
Commercial Real Estate:
Investment	210,311	206,050	51,512	210,311	—
Land and A&D	830,949	795,300	360,500	1,500,958	—
Residential Real Estate:
First-Owner Investment	57,001	57,797	14,449	57,001	—
First-Owner Occupied	354,047	868,766	81,917	1,416,959	—
Total acquired impaired	2,925,827	2,520,191	508,378	5,697,215	—
Total impaired	$7,325,369	$5,357,069	$640,059	$11,705,954	$8,584

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

Impaired Loans

 December 31, 2014

				Twelve months December 31, 2014
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$2,113,173	$2,113,173	$—	$2,111,733		$18,318
Investment	1,319,280	1,319,280	—	1,315,243		58,664
Residential Real Estate:
First-Investment	113,264	113,264	—	112,027		—
Commercial	979,039	979,039	—	975,224		4,767

With an allowance recorded:
Commercial	375,450	375,450	159,040	365,860		13,101
Consumer	120,641	120,641	56,500	120,641		1,038
Total legacy impaired	5,020,847	5,020,847	215,540	5,000,728		95,888

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	48,359	55,706	—	48,359		1,742
Land and A&D	1,309,568	595,300	—	1,201,246		8,357
Residential Real Estate:
First-Owner Occupied	1,058,125	1,016,765	—	1,055,774		17,782
Investment	311,089	310,735	—	311,089		14,866
Land and A&D	—	—	—	—		—
Commercial	83,857	83,857	—	83,717		4,512

With an allowance recorded:
Commercial Real Estate:
Land and A&D	223,336	200,000	20,000	223,536		10,529
Total acquired impaired	3,034,334	2,262,363	20,000	2,923,721		57,788
Total impaired	$8,055,181	$7,283,210	$235,540	$7,924,449		$153,676

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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  Restructured loans at March 31, 2015 consisted of four loans for $583 thousand compared to four loans at December 31, 2014 for $589 thousand.

We had no loans that were modified as a TDR during the three month periods ending March 31, 2015 or 2014.  We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the three month period ending March 31, 2015.

Acquired impaired loans

The following table documents changes in the accretable discount on acquired impaired loans during the three months ended March 31, 2015 and 2014, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$(31,551)	$40,771
Accretion of fair value discounts	(189,886)	(299,629)
Reclassification from non-accretable	191,171	236,909
Balance at end of period	$(30,266)	$(21,949)

	Contractually
	Required Payments
	Receivable	Carrying Amount
At March 31, 2015	$9,872,653	$7,887,269
At December 31, 2014	10,658,840	7,994,604
At March 31, 2014	11,884,789	8,456,379
At December 31, 2013	12,482,792	8,742,777

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

The following tables outline the class of loans by risk rating at March 31, 2015 and December 31, 2014:

March 31, 2015	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$191,524,061	$24,398,121	$215,922,182
Investment	224,731,628	39,623,989	264,355,617
Hospitality	82,633,703	8,233,513	90,867,216
Land and A&D	41,205,987	4,403,405	45,609,392
Residential Real Estate:
First-Investment	55,886,496	20,068,439	75,954,935
First-Owner Occupied	34,555,183	44,773,040	79,328,223
Land and A&D	22,621,823	5,915,373	28,537,196
HELOC and Jr. Liens	20,877,956	2,777,758	23,655,714
Commercial	100,615,089	6,064,278	106,679,367
Consumer	8,500,027	308,374	8,808,401
	783,151,953	156,566,290	939,718,243
Special Mention (6)
Commercial Real Estate:
Owner Occupied	352,985	2,412,662	2,765,647
Investment	1,236,925	667,480	1,904,405
Hospitality	—	—	—
Land and A&D	2,741,563	355,172	3,096,735
Residential Real Estate:
First-Investment	1,192,861	645,841	1,838,702
First-Owner Occupied	81,433	2,303,024	2,384,457
Land and A&D	1,634,639	698,880	2,333,519
HELOC and Jr. Liens	6,922	—	6,922
Commercial	1,428,443	1,341,904	2,770,347
Consumer	—	—	—
	8,675,771	8,424,963	17,100,734
Substandard (7)
Commercial Real Estate:
Owner Occupied	1,146,108	630,501	1,776,609
Investment	1,302,483	959,418	2,261,901
Hospitality	—	—	—
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	110,559	834,609	945,168
First-Owner Occupied	—	1,696,688	1,696,688
Land and A&D	—	1,445,847	1,445,847
HELOC and Jr. Liens	—	—	—
Commercial	1,145,125	968,886	2,114,011
Consumer	—	—	—
	3,704,275	6,535,949	10,240,224
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$795,531,999	$171,527,202	$967,059,201

December 31, 2014	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$189,360,330	$24,816,057	$214,176,387
Investment	205,395,067	40,023,958	245,419,025
Hospitality	76,342,916	8,319,644	84,662,560
Land and A&D	37,227,339	4,419,829	41,647,168
Residential Real Estate:
First-Investment	48,263,092	22,746,166	71,009,258
First-Owner Occupied	31,740,158	47,472,349	79,212,507
Land and A&D	20,601,936	6,396,128	26,998,064
HELOC and Jr. Liens	20,847,571	3,046,749	23,894,320
Commercial	94,818,009	6,847,628	101,665,637
Consumer	9,272,091	313,739	9,585,830
	733,868,509	164,402,247	898,270,756
Special Mention (6)
Commercial Real Estate:
Owner Occupied	357,092	2,444,375	2,801,467
Investment	1,731,771	846,789	2,578,560
Hospitality	—	—	—
Land and A&D	3,033,167	365,924	3,399,091
Residential Real Estate:
First-Investment	1,202,506	649,375	1,851,881
First-Owner Occupied	82,616	2,367,157	2,449,773
Land and A&D	1,637,727	710,163	2,347,890
HELOC and Jr. Liens	7,166	—	7,166
Commercial	2,147,102	1,871,103	4,018,205
Consumer	—	—	—
	10,199,147	9,254,886	19,454,033
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,006,294	630,707	3,637,001
Investment	1,315,243	754,079	2,069,322
Hospitality	—	—	—
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	113,264	790,030	903,294
First-Owner Occupied	—	1,402,848	1,402,848
Land and A&D	—	1,402,947	1,402,947
HELOC and Jr. Liens	—	—	—
Commercial	1,344,899	976,050	2,320,949
Consumer	120,641	—	120,641
	5,900,341	5,956,661	11,857,002
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$749,967,997	$179,613,794	$929,581,791

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2015 and 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
Three Months Ended March 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
General provision for loan losses	247,099	36,271	357,460	(79,099)	561,731
Recoveries	942	20	10,158	20,603	31,723
	944,412	2,594,659	1,294,613	41,605	4,875,289
Loans charged off	(182,741)	—	(56,500)	—	(239,241)
Ending Balance	$761,671	$2,594,659	$1,238,113	$41,605	$4,636,048
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$113,151	$—	$18,530	$—	$131,681
Other loans not individually evaluated	648,520	2,543,147	762,717	41,605	3,995,989
Acquired Loans:
Individually evaluated for impairment	—	51,512	456,866	—	508,378
Ending balance	$761,671	$2,594,659	$1,238,113	$41,605	$4,636,048

		Commercial	Residential
Three Months Ended March 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	76,063	159,543	91,713	11,251	338,570
Provision for loan losses for loans acquired with deteriorated credit quality	(5,907)	(138,480)	75,586	—	(68,801)
Recoveries	2,496	40	7,670	4,026	14,232
	567,703	3,590,498	1,016,203	38,810	5,213,214
Loans charged off	(1,000)	—	(320,006)	(10,269)	(331,275)
Ending Balance	$566,703	$3,590,498	$696,197	$28,541	$4,881,939
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$185,846	$1,385,160	$—	$—	$1,571,006
Other loans not individually evaluated	101,821	2,205,338	512,427	28,541	2,848,127
Acquired Loans:
Individually evaluated for impairment	279,036	—	183,770	—	462,806
Ending balance	$566,703	$3,590,498	$696,197	$28,541	$4,881,939

Our recorded investment in loans at March 31, 2015 and 2014 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
March 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$456,798	$—	$18,530	$—	$475,328
Individually evaluated for impairment without specific reserve	688,327	1,562,664	110,559	—	2,361,550
Other loans not individually evaluated	102,043,532	545,312,779	136,838,784	8,500,027	792,695,122
Acquired loans:
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	55,501	1,054,178	—	1,109,679
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	—	206,050	1,204,462	—	1,410,512
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	8,375,068	81,422,709	78,900,859	308,374	169,007,010
Ending balance	$111,563,725	$628,559,703	$218,127,372	$8,808,401	$967,059,201

		Commercial	Residential
March 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$439,694	$5,824,940	$—	$—	$6,264,634
Individually evaluated for impairment without specific reserve	752,182	2,120,282	120,478	—	2,992,942
Other loans not individually evaluated	87,319,319	436,230,697	99,467,152	9,759,318	632,776,486
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	372,048	482,631	—	854,679
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	86,813	—	515,826	—	602,639
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	232,027	—	232,027
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	10,085,609	95,166,297	103,563,849	775,542	209,591,297
Ending balance	$98,683,617	$539,714,264	$204,381,963	$10,534,860	$853,314,704

5.OTHER REAL ESTATE OWNED

At March 31, 2015 and December 31, 2014, the fair value of other real estate owned was $1.6 million and $2.5 million, respectively.  As a result of the acquisitions of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

The following outlines the transactions in other real estate owned during the period.

Three Months Ended March 31, 2015	Legacy	Acquired	Total
Beginning balance	$475,291	$1,976,629	$2,451,920
Additional write down of real estate owned	—	(57,375)	(57,375)
Sales/deposit on sales	—	(659,776)	(659,776)
Net realized gain (loss) on sale of real estate owned	—	(134,754)	(134,754)
Ending balance owned	$475,291	$1,124,724	$1,600,015

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable.  At March 31, 2015, residential foreclosures classified as other real estate owned totaled $336 thousand.  Loans secured by residential real estate in process of foreclosure totaled $2.7 million at March 31, 2015.

6.EARNINGS PER COMMON SHARE

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

	Three Months Ended
	March 31,
	2015	2014
Weighted average number of shares	10,807,366	10,780,141
Dilutive average number of shares	10,899,030	10,942,110

7.STOCK BASED COMPENSATION

For the three months ended March 31, 2015 and 2014, we recorded stock-based compensation expense of $91,902 and $126,802, respectively.  At March 31, 2015, there was $318,629 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.25 years. As of March 31, 2015, there were 425,264 shares remaining available for future issuance under the equity incentive plans. The directors and officers did not exercise any options during the three month period ended March 31, 2015 and 2014.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to December 31, 2014, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2014.  During the three months ended March 31, 2015 and 2014, we granted 50,597 and 50,759 stock options, respectively.  The weighted average grant date fair value of these 2015 stock options is $5.09 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the three months ended March 31, 2015 and 2014, we granted 9,331 and 8,257 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $14.38 at

March 31, 2015. There were no restricted shares forfeited during the three month periods ending March 31, 2015 and 2014.

8.FAIR VALUE MEASUREMENT

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement.  The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than Level 1 prices.  Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.  We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For the three months ended March 31, 2015 and year ended December 31, 2014, there were no transfers between levels.

At March 31, 2015, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, mortgage-backed securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items.  These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source.  We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,003	$3,003	$—	$—	$—
U.S. government agency	38,319	—	38,319	—	—
Municipal securities	42,371	—	42,371	—	—
FHLMC MBS	19,833	—	19,833	—	—
FNMA MBS	17,445	—	17,445	—	—
GNMA MBS	31,722	—	31,722	—	—
SBA loan pools	5,688	—	5,688	—	—
Total recurring assets at fair value	$158,381	$3,003	$155,378	$—	$—

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,006	$3,006	$—	$—	$—
U.S. government agency	37,656	—	37,656	—	—
Municipal securities	43,546	—	43,546	—	—
FHLMC MBS	20,471	—	20,471	—	—
FNMA MBS	17,867	—	17,867	—	—
GNMA MBS	33,139	—	33,139	—	—
SBA loan pools	5,995	—	5,995	—	—
Total recurring assets at fair value	$161,680	$3,006	$158,674	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At March 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$1,143	$—	$—	$1,143
Acquired:	2,381	—	—	2,381
Total Impaired Loans	3,524	—	—	3,524

Other real estate owned:
Legacy:	475	—	—	475
Acquired:	1,125	—	—	1,125
Total other real estate owned:	1,600	—	—	1,600

Total	$5,124	$—	$—	$5,124

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,805	$—	$—	$4,805
Acquired:	2,242	—	—	2,242
Total Impaired Loans	7,047	—	—	7,047

Other real estate owned:
Legacy:	475	—	—	$475
Acquired:	1,977	—	—	1,977
Total other real estate owned:	2,452	—	—	2,452

Total	$9,499	$—	$—	$9,499

As of March 31, 2015 and December 31, 2014, we estimated the fair value of impaired assets using Level 3 inputs to be $5.1 million and $9.5 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 50%.  As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

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

Loans- We estimate the fair value of loans, segregated by type based on similar financial characteristics, by discounting future cash flows using current rates for which we would make similar loans to borrowers with similar credit histories.  We then adjust this calculated amount for any credit impairment.

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

	March 31, 2015 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$38,767	$38,767	$38,767	$—	$—
Loans receivable, net	963,707	981,184	—	—	981,184
Loans held for sale	8,692	9,008	—	9,008	—
Investment securities available for sale	158,381	158,381	3,003	155,378	—
Equity Securities at cost	3,353	3,353	—	3,353	—
Bank Owned Life Insurance	31,643	31,643	—	31,643	—
Accrued interest receivable	3,173	3,173	—	693	2,480

Liabilities:
Deposits:
Non-interest-bearing	269,733	269,733	—	269,733	—
Interest bearing	781,719	787,204	—	787,204	—
Short term borrowings	71,236	71,236	—	71,236	—
Long term borrowings	5,958	5,867	—	5,867	—
Accrued Interest payable	284	284	—	284	—

	December 31, 2014 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$25,405	$25,405	$25,405	$—	$—
Loans receivable, net	926,573	935,397	—	—	935,397
Loans held for sale	4,548	4,754	—	4,754	—
Investment securities available for sale	161,680	161,680	3,006	158,674	—
Equity Securities at cost	5,812	5,812	—	5,812	—
Bank Owned Life Insurance	31,430	31,430	—	31,431	—
Accrued interest receivable	3,218	3,218	—	883	2,335

Liabilities:
Deposits:
Non-interest-bearing	260,914	260,914	—	260,914	—
Interest bearing	754,826	760,503	—	760,503	—
Short term borrowings	61,003	61,003	—	61,003	—
Long term borrowings	5,987	5,987	—	5,987	—
Accrued Interest payable	266	266	—	266	—

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $423 thousand investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 98% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T) and on May 10, 2013, we acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB).  The acquisition of WSB created the fourth largest independent commercial bank based in Maryland, with assets of more than $1.1 billion and with 23 full service branches serving five counties at the time of the acquisition.  As of December 31, 2014, we closed four of our branches that were in close proximity of existing branches leaving us 19 full service branches in our service area.

Summary of Recent Performance and Other Activities

Net loans held–for-investment increased $37.1 million and deposits increased $35.7 million during the three months ending March 31, 2015.  Our net income available to common stockholders increased $918 thousand to $2.8 million for the three months ended March 31, 2015, compared to net income of $1.8 million for the three months ended March 31, 2014.  Earnings were $0.25 per basic and diluted common share for the three months ended March 31, 2015 compared to $0.17 per basic and diluted common share for the same period in 2014.  The increase in net income is primarily the result of a $1.1 million increase in net interest income, a $440 thousand increase in non-interest income and a $285 thousand decrease in non-interest expenses, offsetting an increase of $292 thousand in the provision for loan losses.

The following highlights contain additional financial data and events that have occurred during the three months ended March 31, 2015:

•

Net loans held-for-investment increased $37.1 million, or 4.01%, during the three months ended March 31, 2015, to $963.7 million at March 31, 2015, compared to $926.6 million at December 31, 2014, as a result of organic growth within our surrounding market area.  Average gross loans increased $49.6 million, or 5.48% to $954.9 million for the period ending March 31, 2015 compared to $905.2 million for the three month period ended December 31, 2014.

•	Total assets increased $47.6 million, or 3.88%, since December 31, 2014.
•

Net income increased 50.03% to $2.8 million, or $0.25 per basic and diluted share for the three month period ending March 31, 2015, compared to net income of $1.8 million, or $0.17 per basic and diluted share, for the first quarter of 2014.

•	Non-performing assets decreased 60.71% to 0.44% of total assets at March 31, 2015 compared to 1.12% at March 31, 2014. Non-performing assets stood at 0.65% at December 31, 2014.
•

The net interest margin was 4.32% compared to 4.29% for the same period in 2014.  Total yield on interest earning assets increased to 4.70% for the three months ending March 31, 2015, compared to 4.69% for the same three month period last year.  Interest expense as a percentage of total interest-bearing liabilities decreased slightly to 0.50% for the three months ended March 31, 2015 compared to 0.51% for the same three month period of 2014.

•

The first quarter Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.89% and 8.27%, respectively, compared to ROAA and ROAE of 0.64% and 5.95%, respectively, for the first quarter of 2014.

•	Total deposits grew by $35.7 million, or 3.52%, since December 31, 2014.
•	The first quarter of 2015 ended with a book value of $12.77 per common share and a tangible book value of $11.65 per common share compared to $12.51 and $11.38, respectively, at December 31 2014.
•	We maintained liquidity and by all regulatory measures remained “well capitalized.”

•

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of its outstanding common stock.  As of March 31, 2015, 65,245 shares have been repurchased at an average price of $15.60 per share. The repurchased shares returned to the status of authorized but unissued shares.  Subsequent to March 31, 2015, an additional 137,279 shares have been repurchased, resulting in a total repurchase of 202,524 shares at an average price of $15.80 per share of a total cost of approximately $3.2 million.

•

On March 6, 2015, Old Line Bank, a Maryland chartered trust company (with all the powers of a commercial bank) cancelled its stock in the Federal Reserve Bank of Richmond, thus terminating its status as a member of the Federal Reserve System.  As a result, its primary regulator is the Federal Deposit Insurance Corporation (“FDIC”) and as of that date we are subject to regulation, supervision and regular examination by the Maryland Office of the Commissioner of Financial Regulation and the FDIC.

The following summarizes the highlights of our financial performance for the three month period ended March 31, 2015 compared to same period in 2014 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)
	2015	2014	$ Change	% Change

Net income available to common stockholders	$2,754	$1,836	$918	50.00%
Interest income	12,508	11,372	1,136	9.99
Interest expense	1,046	1,013	33	3.26
Net interest income before provision for loan losses	11,462	10,359	1,103	10.65
Provision for loan losses	562	270	292	108.15
Non-interest income	1,832	1,392	440	31.61
Non-interest expense	8,692	8,977	(285)	(3.17)
Average total loans	954,873	851,080	103,793	12.20
Average interest earning assets	1,115,529	1,021,996	93,533	9.15
Average total interest bearing deposits	772,839	751,439	21,400	2.85
Average non-interest bearing deposits	262,926	229,230	33,696	14.70
Net interest margin	4.32%	4.29%
Return on average equity	8.27%	5.95%
Basic earnings per common share	$0.25	$0.17	$0.08	47.06
Diluted earnings per common share	0.25	0.17	0.08	47.06

Strategic Plan

We have based our strategic plan on the objective of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include continuing the growth of the loan and deposit portfolios, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  Consistent with our strategic plan, during the past three years, we have expanded organically in Montgomery County, and through acquisition in Charles County, Prince George’s County and Anne Arundel County, Maryland.  We have also entered into the residential mortgage business through the WSB merger.

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

If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during the remainder of 2015.  As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will continue to increase during the remainder of 2015, although there can be no guarantee that this will be the case.

We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2014, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans.  There have been no material changes in our critical accounting policies during the three months ended March 31, 2015.

Results of Operations for the Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014.

Net Interest Income.  Net interest income is the difference between income on interest earning assets and the cost of funds supporting those assets.  Earning assets are comprised primarily of loans, investments, interest bearing deposits and federal funds sold.  Cost of funds consists of interest paid on interest bearing deposits and other borrowings.  Non-interest bearing deposits and capital are also funding sources.  Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.

Net interest income before provision for loan losses for the three months ended March 31, 2015 increased $1.1 million, or 10.7%, to $11.5 million from $10.4 million for the same period in 2014.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income resulting primarily from an increase in the volume of our average loans, offset by an increase in our average interest-bearing liabilities.  The net effect of fair value accretion/amortization on acquired loans affects the net interest income, primarily due to payoffs on such acquired loans.  Payoffs during the three months ended March 31, 2015 contributed a 21 basis point increase in interest income, as compared to 11 basis points for the three month ending March 31, 2014.  The fair value accretion recorded on acquired deposits affects interest expense.  The benefit from accretion on such deposits decreased by four basis points as compared to the same three month period of 2014.  Average interest earning assets increased $93.6 million, primarily as a result of average loan growth, partially offset by a decrease in investment securities.  Average interest-bearing liabilities increased $42.5 million for the three months ended March 31, 2015 compared to three months ended March 31, 2014.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively stable net interest margin.

Total interest income increased $1.1 million, or 9.9%, to $12.5 million during the three months ended March 31, 2015 compared to $11.4 million during the three months ended March 31, 2014, as a result of an increase in interest and fees on loans,  partially offset by a decrease in the interest earned on investment securities.   The increase in interest and fees on loans is a result of a $104.3 million increase in our average loans for the three months ended March 31, 2015 compared to the same period in 2014. The average yield on net loans remained relatively stable at 5.04% for the three months ended March 31, 2015 from 5.03% during the three months ended March 31, 2014.  We increased interest income and net interest income increased by growing our total average interest earning assets by $93.6 million or 9.16% to $1.1 billion for the three months ended March 31, 2015 from $1.0 billion for the three months ended March 31, 2014.  The increase in total interest earning assets is due to organic loan growth.    Accretion on acquired loans also contributed to the increase in interest income and net interest income, as described above.  The decrease in interest earned on investment securities is a result of decreases in both the average balance of investment securities and the yield on these assets.  The average balance of investment securities decreased by $11.3 million, or 6.49% to $163.2 million during the three months ended March 31, 2015 from $174.6 million during the same period last year, and the average yield decreased to 2.70% during the three months ended March 31, 2015 from 3.06% during the same period in 2014.  The decrease in both the amount of and yield on our investment securities is due to the sale of investment securities as we restructured our balance sheet during the second quarter of 2014.  In that regard, we sold investment securities that had longer durations, as part of managing our interest rate risk and used a portion of the proceeds from such sales to purchase mortgage-backed securities with shorter durations.

Total interest expense increased $33 thousand, or 3.26%, to $1.0 million during the three months ended March 31, 2015 from $1.0 million for the same period in 2014,  primarily as a result of the increase in the average balance of interest bearing liabilities.  The average rate paid on interest bearing deposits remained stable at 0.48% during the three months ended March 31, 2015 and March 31, 2014, while the average interest rate paid on all interest bearing liabilities decreased slightly to 0.50% during the three months ended March 31, 2015 compared to 0.51% during the three months ended March 31, 2014.   Average interest bearing liabilities increased $42.5 million, or 5.29%, to $845.6 million for the three months ended March 31, 2015 from $803.1 million for the three months ended March 31, 2014, primarily as a result of a $21.4 million, or 2.67%, increase in average interest bearing deposits and an increase of  $21.1 million in average borrowings for the three months ending March 31, 2015 compared to the same three months last year.

The growth in average interest bearing deposits was primarily due to our enhanced presence in our primary market and surrounding area as a result of our marketing efforts as well as the continued efforts of our cash management and financial service teams.  The increase in borrowings is due to additional liquidity needed to fund new loan originations.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $33.7 million to $262.9 million for the three months ended March 31, 2015, compared to $229.3 million for the three months ended March 31, 2014.

Our net interest margin was 4.32% for the three months ended March 31, 2015 compared to 4.29% for the three months ended March 31, 2014.  The yield on average interest earning assets increased one basis point for the period from 4.69% for the quarter ended March 31, 2014 to 4.70% for the quarter ended March 31, 2015.      We have been able to maintain our core net interest margin over the past year even though the prolonged low interest rate environment has resulted in downward pressure on asset yields. Our growth in loans continues to result in favorable volume component change and overall change.

During the three months ended March 31, 2015 and 2014, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which resulted in a positive impact in interest income. Total accretion increased by  $218 thousand for the period ended March 31, 2015, as compared to the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

  The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended March 31,
	2015		2014
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$8,690	—%	$7,468	—%
Mortgage loans	589,266	0.21	287,526	0.11
Consumer loans	11,390	—	4,635	—
Interest bearing deposits	37,263	0.01	129,327	0.05
Total accretion (amortization)	$646,609	0.22%	$428,956	0.16%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact.  The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended March 31, 2015 and 2014, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2015			2014
	Average			Average
Three months ended March 31,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$593,602	$177	0.12%	$1,324,848	$389	0.12%
Interest bearing deposits	1,321,460	8	—	27,656	8	0.12
Investment securities (1)(2)
U.S. Treasury	3,000,627	2,773	0.37	1,401,315	890	0.26
U.S. government agency	38,427,608	141,045	1.49	36,307,595	159,656	1.78
Mortgage backed securities	76,487,119	373,010	1.98	70,546,412	377,872	2.17
Municipal securities	42,069,998	504,873	4.87	61,152,365	704,065	4.67
Other equity securities	3,253,469	64,697	8.06	5,156,638	76,394	6.01
Total investment securities	163,238,821	1,086,398	2.70	174,564,325	1,318,877	3.06
Loans(1)
Commercial	137,236,366	1,335,638	3.95	126,387,167	1,378,718	4.42
Mortgage real estate	808,034,807	10,371,988	5.21	713,505,366	8,961,737	5.09
Consumer	9,601,864	142,961	6.04	11,187,466	162,019	5.87
Total loans	954,873,037	11,850,587	5.03	851,079,999	10,502,474	5.00
Allowance for loan losses	4,498,086	—		5,001,250	—
Total loans, net of allowance	950,374,951	11,850,587	5.04	846,078,749	10,502,474	5.03
Total interest earning assets(1)	1,115,528,834	12,937,170	4.70	1,021,995,578	11,821,748	4.69
Non-interest bearing cash	34,422,919			36,258,104
Premises and equipment	34,373,914			34,901,415
Other assets	68,409,003			75,336,154
Total assets(1)	1,252,734,670			1,168,491,251
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	89,347,501	26,742	0.12	86,889,647	36,266	0.17
Money market and NOW	326,664,982	161,184	0.20	298,511,159	161,920	0.22
Other time deposits	356,826,302	723,031	0.82	366,038,675	696,117	0.77
Total interest bearing deposits	772,838,785	910,957	0.48	751,439,481	894,303	0.48
Borrowed funds	72,721,100	134,716	0.75	51,661,794	118,276	0.93
Total interest bearing liabilities	845,559,885	1,045,673	0.50	803,101,275	1,012,579	0.51
Non-interest bearing deposits	262,926,103			229,229,562
	1,108,485,988			1,032,330,837
Other liabilities	9,009,800			10,813,815
Non-controlling interest	258,240			285,355
Stockholders’ equity	134,980,642			125,061,244
Total liabilities and stockholders’ equity	$1,252,734,670			$1,168,491,251
Net interest spread(1)			4.20			4.18
Net interest margin(1)		$11,891,497	4.32%		$10,809,169	4.29%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended March 31, 2015 and 2014.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended March 31,
	2015 compared to 2014
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(212)	$6	$(218)
Interest bearing deposits	—	(15)	15
Investment Securities(1)
U.S. treasury	1,883	537	1,346
U.S. government agency	(18,611)	(27,531)	8,920
Mortgage backed securities	(4,862)	(35,302)	30,440
Municipal securities	(199,192)	28,700	(227,892)
Other	(11,697)	21,505	(33,202)
Loans:(1)
Commercial	(43,080)	(155,774)	112,694
Mortgage	1,410,251	200,574	1,209,677
Consumer	(19,058)	4,443	(23,501)
Total interest revenue (1)	1,115,422	37,143	1,078,279

Interest bearing liabilities
Savings	(9,524)	(10,523)	999
Money market and NOW	(736)	(15,303)	14,567
Other time deposits	26,914	44,752	(17,838)
Borrowed funds	16,440	(25,507)	41,947
Total interest expense	33,094	(6,581)	39,675

Net interest income(1)	$1,082,328	$43,724	$1,038,604

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

Provision for Loan Losses.  The provision for loan losses for the three months ended March 31, 2015 was $562 thousand, an increase of $292 thousand, compared to $270 thousand for the three months ended March 31, 2014.  Our provision for loan losses increased for the three months ended March 31, 2015 due to the impact of the increase in our loans held-for-investment portfolio and an increase in our specific reserves on acquired impaired loans over December 31, 2014.

Management identified probable losses in the loan portfolio and recorded charge-offs of $239 thousand for the three months ended March 31, 2015, compared to $331 thousand for the three months ended March 31, 2014.   Recoveries of $32 thousand were recognized for the three months ending March 31, 2015 compared to $14 thousand for the same three month period in 2014.

The allowance for loan losses to gross loans held-for-investment was 0.48% and 0.46%, and the allowance for loan losses to non-accrual loans was 127.96% and 121.61%, at March 31, 2015 and December 31, 2014, respectively.  The increase in the allowance for loan losses as a percentage of gross loans held-for-investment was the result of the increase in our specific reserves on acquired impaired loans.  The increase in the allowance for loan losses to non-accrual loans is primarily the result of a reduction in our non-accrual loans.

Non-interest Income.  Non-interest income totaled $1.8 million for the three months ended March 31, 2015, an increase of $440 thousand, or 31.59%, from the corresponding period of 2014 amount of $1.4 million.

The following table outlines the changes in non-interest income for the three month periods.

	Three months ended
	March 31,
	2015	2014	$ Change	% Change
Service charges on deposit accounts	$415,202	$451,596	$(36,394)	(8.06)
Gain on sale/call of investment securities	60,694	—	60,694	100.00
Earnings on bank owned life insurance	248,384	243,607	4,777	1.96
Pointer Ridge rent and other revenue	119,889	87,970	31,919	36.28
Rental income	210,188	200,537	9,651	4.81
Gain on sale of assets	19,975	96,993	(77,018)	(79.41)
Gain on sale of loans	354,650	106,720	247,930	232.32
Other fees and commissions	402,927	204,702	198,225	96.84
Total non-interest revenue	$1,831,909	$1,392,125	$439,784	31.59

Non-interest income increased primarily as a result of increases in gain on the sale of loans, other fees and commissions and gain on sale of investment securities, offsetting decreases in gain on sale of assets and service charges on deposit accounts.  Our residential mortgage division continues to generate a higher volume of loan originations which increased the gains recorded on the residential mortgage loans sold in the secondary market. For the three month period ended March 31, 2015, we originated and sold $24.2 million and $20.0 million, respectively, of loans compared to $8.4 million and $8.1 million, respectively, for the same three month period in 2014.  The increase in other fees and commissions is primarily related to increased letter of credit fees and other marketable loan fees.  The gain on the sale of investment securities includes a municipal bond that was called during the first quarter of 2015 that had a discount remaining on the bond, compared to no sales or calls for the comparable three month period last year.  Service charges on deposit accounts decreased as a result of lower overdraft and ATM fees compared to the same three month period last year.  The gain on sale of assets decreased due to the sale of an acquired Sallie Mae stock during the first quarter of last year that resulted in a gain of $97 thousand.

 Non-interest Expense.  Non-interest expense decreased $285 thousand, or 3.17% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The following chart outlines the changes in non-interest expenses for the period.

	Three months ended
	March 31,
	2015	2014	$ Change	% Change
Salaries and benefits	$4,217,370	$4,873,634	$(656,264)	(13.47)
Occupancy and equipment	1,399,877	1,586,777	(186,900)	(11.78)
Data processing	352,060	307,160	44,900	14.62
FDIC insurance and State of Maryland assessments	248,893	218,521	30,372	13.90
Merger and integration	—	29,167	(29,167)	(100)
Core deposit premium	210,117	228,550	(18,433)	(8.07)
Pointer Ridge other operating	16,881	52,021	(35,140)	(67.55)
(Gain) loss on sale of other real estate owned	134,754	(203,068)	337,822	(166.36)
OREO expense	120,201	83,066	37,135	44.71
Director Fees	170,000	119,700	50,300	42.02
Network services	181,663	199,588	(17,925)	(8.98)
Telephone	164,935	167,158	(2,223)	(1.33)
Other operating	1,474,863	1,314,269	160,594	12.2
Total non-interest expenses	$8,691,614	$8,976,543	$(284,929)	(3.17)

The decrease in non-interest expenses during the three months ended March 31, 2015, as compared to the same period of 2014, was mainly attributable to decreases in salaries and benefits and occupancy and equipment, partially offset by increases in other operating expense and data processing expenses, and the loss on other real estate owned.      Salaries and benefits decreased as severance payments were included in the same three month period last year as well as the elimination of salaries associated with four branches that closed effective December 31, 2014.  The severance was associated with merger related staff reductions.  Occupancy and equipment decreased as a result of the previously mentioned branch closings.  Losses on the sale of three other real estate properties during the three months ended March 31, 2015 resulted in a net loss of $135 thousand on three properties compared to a net gain of $203 thousand on the sale of two properties for the comparable period last year.  Other operating expenses which included outsourced internal audit fees, legal expenses and foreclosure expenses, increased to $1.5 million during the quarter ended March 31, 2015 from $1.3 million for the quarter ended March 31, 2014 as a result of increased foreclosure costs associated with the sale of other real estate properties.  Data processing expenses increased $45 thousand during the three months ended March 31, 2015 compared to the same three month period last year due to increases in our loan and deposit portfolios.

Income Taxes.  We had an income tax expense of $1.3 million  (32.06% of pre-tax income) for the three months ended March 31, 2015 compared to an income tax expense of $691 thousand (27.57% of pre-tax income) for the same period in 2014.  The effective tax rate increased due to an increase in our taxable income related to loan interest and a decline in interest on municipal securities as a percentage of total pre-tax income compared to the same period last year.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $2.8 million or $0.25 per basic and diluted common share for the three month period ending March 31, 2015 compared to $1.8 million, or $0.17 per basic and diluted common share, for the same period in 2014.  The increase in net income available to common stockholders for the 2015 period was primarily the result of the increases of $1.1 million in net interest income and $440 thousand in non-interest income and the $285 thousand decrease in non-interest expenses, partially offset by the  $292 thousand increase in the provision for loan losses as discussed above.

Analysis of Financial Condition

Investment Securities.  Our portfolio consists primarily of investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including Federal Home Loan Bank (FHLB) stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives.  We account for these securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  We continually evaluate the investment portfolio to ensure the portfolio is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in the portfolio.

The investment securities at March 31, 2015 amounted to $158.4 million, a decrease of $3.3 million, or 2.04%, from the December 31, 2014 amount of $161.7 million.  As outlined above, at March 31, 2015, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $1.0 million at March 31, 2015 (reflected as $631 thousand in stockholders’ equity after deferred taxes) as compared to net unrealized loss of $243 thousand  (reflected as $147 thousand net of taxes) at December 31, 2014.  The increase in fair value is due to the decrease in the market interest rates which improved bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio.  Net of allowance, unearned fees and origination costs, loans held for investment increased $37.1 million or 4.01% to $963.7 million at March 31, 2015 from $926.6 million at December 31, 2014.  Commercial real estate loans increased by $27.8 million, residential real estate loans increased by $6.7 million, commercial and industrial loans increased by $3.6 million and consumer loans decreased $574 thousand from their respective balances at December 31, 2014.  The loan growth during the period was primarily due to the new commercial real estate originations resulting from our enhanced presence in our market area.  The decrease in our consumer loans is the result of loan pay-downs during the period.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount and percentages at the dates indicated:

	March 31, 2015			December 31, 2014
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$193,023,154	$27,441,283	$220,464,437	$192,723,718	$27,891,137	$220,614,855
Investment	227,271,036	41,250,887	268,521,923	208,766,058	41,624,825	250,390,883
Hospitality	82,633,703	8,233,513	90,867,216	76,342,916	8,319,644	84,662,560
Land and A&D	43,947,550	4,758,577	48,706,127	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien-Investment	57,189,916	21,548,889	78,738,805	49,578,862	24,185,571	73,764,433
First Lien-Owner Occupied	34,636,616	48,772,753	83,409,369	31,822,773	51,242,355	83,065,128
Residential Land and A&D	24,256,462	8,060,100	32,316,562	22,239,663	8,509,239	30,748,902
HELOC and Jr. Liens	20,884,878	2,777,758	23,662,636	20,854,737	3,046,749	23,901,486
Commercial and Industrial	103,188,657	8,375,068	111,563,725	98,310,009	9,694,782	108,004,791
Consumer	8,500,027	308,374	8,808,401	9,068,755	313,739	9,382,494
	795,531,999	171,527,202	967,059,201	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,127,669)	(508,379)	(4,636,048)	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,283,385	—	1,283,385	1,283,455	(9,923)	1,273,532
	$792,687,715	$171,018,823	$963,706,538	$746,989,617	$179,583,871	$926,573,488

(1)

As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011 and of WSB Holdings, the parent company of WSB, in May 2013, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T and WSB (acquired).

Bank owned life insurance.  At March 31, 2015, we have invested $31.7 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB.  This represents a $213 thousand increase from December 31, 2014 as a result of interest earned on these policies.

Deposits.  At March 31, 2015, the deposit portfolio had increased to $1.1 billion, a $35.7 million or 3.52% increase over the December 31, 2014 level of $1.0 billion.  Deposit growth during the three month period was comprised of $8.8 million, or 3.38%, in non-interest bearing deposits and $26.9 million, or 3.57%, in interest bearing deposits.  Non-interest bearing deposits increased to $269.7 million from $260.9 million and interest bearing deposits increased to $781.7 million from $754.8 million.  The growth in our deposit base is due to our enhanced presence in our primary market and the surrounding areas as a result of our marketing efforts as well as the continued efforts of our cash management and financial services team.  We used these funds acquired from increased deposits to fund new loan originations.

The following table outlines the increase in interest bearing deposits:

	March 31,	December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$364,547	$348,900	$15,647	4.48%
Interest bearing checking	326,841	315,796	11,045	3.50
Savings	90,330	90,130	200	0.22
Total	$781,718	$754,826	$26,892	3.57%

We acquire brokered certificates of deposit through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At March 31, 2015, we had $41.7 million in CDARS and $84.1 million in money market accounts through Promontory’s reciprocal deposit program compared to $27.4 million and $85.3 million, respectively, at December 31, 2014.  During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition.  A $4.0 million brokered certificate of deposit matured during the three months ended March 31, 2015 and brought the remaining balance at March 31, 2015 to $14.0 million.  This balance will continue to decrease as brokered certificates of deposit mature.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings.  Short-term borrowings consist of daily rate credit, short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments, re-price daily and have maturities of one to 270 days.  At March 31, 2015, we had $45.0 million outstanding in short term FHLB borrowings.  At March 31, 2015 and December 31, 2015, we had no unsecured promissory notes and $26.2 million and $27.5 million, respectively, in secured promissory notes.

Long-term borrowings consist of a promissory note related to Pointer Ridge for which we have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts by Pointer Ridge.  The outstanding balance on such promissory note was $5.9 million at both March 31, 2015 and December 31, 2014.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On March 31, 2015, we had $37.1 million in cash and due from banks, $1.1 million in interest bearing accounts, and $625 thousand in federal funds sold.  As of December 31, 2014, we had $23.6 million in cash and due from banks, $1.2 million in interest bearing accounts, and $601 thousand in federal funds sold.

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

Old Line Bancshares has available a $5.0 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $29.5 million at March 31, 2015.  Old Line Bank has an additional secured line of credit from the FHLB of $366.0 million at March 31, 2015.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $177.6 million in lendable collateral value for FHLB borrowings.  We may increase availability by providing additional collateral.  Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $26.2 million in repurchase agreements.

The Board of Governors of the Federal Reserve System and FDIC approved the final rules implementing the Basel III.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company.  The rules include a new common equity Tier 1 capital for risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.  A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements.  The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.  The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The phase-in period for the final rules became effective for Old Line Bancshares and Old Line Bank on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019.  As of March 31, 2015, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the new rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect decreases of $631 thousand and $1.0 million, respectively, which represents unrealized gains (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $4.6 million for the general loan loss reserve during the three months ended March 31, 2015.

As of March 31, 2015, Old Line Bank met all capital adequacy requirements to be considered well capitalized.  There were no conditions or events since the end of the first quarter of 2015 that management believes have changed the Bank’s classification as well capitalized

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at March 31, 2015.

			Minimum capital		To be well
	Actual		adequacy		capitalized
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$116,929	11.59%	$45,409	4.5%	$65,591	6.5%
Total capital (to risk weighted assets)	$121,565	12.05%	$80,728	8%	$100,910	10%
Tier 1 capital (to risk weighted assets)	$116,929	11.59%	$60,546	6%	$80,728	8%
Tier 1 leverage (to average assets)	$116,929	9.49%	$49,301	4%	$61,626	5%

On February 25, 2015, Old Line Bancshares, Inc. board of directors approved the repurchase of up to 500,000 shares of its outstanding common stock.  As of March 31, 2015, 65,245 shares have been repurchased at an average price of $15.60 per share. Subsequent to March 31, 2015, an additional 137,279 shares have been repurchased for a total of 202,524 shares at an average price of $15.80 per share.  The repurchased shares will return to the status of authorized but unissued shares. We have repurchased shares for a total cost of approximately $3.2 million since the board of directors authorized such transactions.

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

Asset Quality

Overview.  Management performs reviews of all delinquent loans and foreclosed assets and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management reports to the Loan Committee for their approval and recommendation to the Board of Directors on a monthly basis. The reports presented include information on delinquent loans and foreclosed real estate. We have formal action plans on criticized assets and provide status reports on OREO on a quarterly basis. These action plans include our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties. The Loan Committee consists of three executive officers and four independent members of the board of directors.

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  These loans do not meet the criteria for, and are therefore not included in, non-performing assets.  Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in  determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests.  Potential problem loans, which are not included in non-performing assets, amounted to $23.7 million at March 31, 2015 compared to $25.8 million at December 31, 2014.  At March 31, 2015, we had  $11.3 million and $12.4 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $12.8 million and $12.9 million, respectively, at December 31, 2014.

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

In 2011, we recorded the loans acquired from MB&T at fair value and in 2013, we recorded the loans acquired from WSB at fair value. The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge-offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At  March 31, 2015, there was $508 thousand allowance for loan losses on acquired loans compared to  $20 thousand at December 31, 2014,  as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

 Nonperforming Assets.  As of March 31, 2015, our nonperforming assets totaled $5.2 million and consisted of $3.6 million of nonaccrual loans and other real estate owned of $1.6 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	March 31, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	—	$—	$—	$—
Residential Real Estate:
First Investment	—	—	—	—	305,323	305,323
First-Owner Occupied	—	—	—	—	—	—
Land and A&D	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total accruing loans 90 or more days past due	—	—	—	—	305,323	305,323
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$18,530	$55,501	$74,031	$1,849,685	$55,707	$1,905,392
Investment	—	206,050	206,050	—	—	—
Hospitality	—	—	—	—	—	—
Land and A&D	—	—	—	—	—	—
Residential Real Estate:
First-Investment	110,559	368,646	479,205	113,264	310,735	423,999
First-Owner Occupied	—	1,092,690	1,092,690	—	795,920	795,920
Land and A&D	—	795,300	795,300	—	795,300	795,300
Commercial	975,859	—	975,859	1,165,955	—	1,165,955
Consumer	—	—	—	120,641	—	120,641
Total Non-accruing loans:	1,104,948	2,518,187	3,623,135	3,249,545	1,957,662	5,207,207
	.
Other real estate owned (“OREO”)	475,291	1,124,724	1,600,015	475,291	1,976,629	2,451,920

Total non performing assets	$1,580,239	$3,642,911	$5,223,150	$3,724,836	$4,239,614	$7,964,450

Accruing Troubled Debt Restructurings
Residential Real Estate:
First-Owner Occupied	$—	$274,842	$274,842	$—	$579,583	$579,583
Commercial	—	82,342	82,342	—	87,387	87,387
Total Accruing Troubled Debt Restructurings	$—	$357,184	$357,184	$—	$666,970	$666,970

The table below reflects our ratios of our non-performing assets at March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.20%	0.40%
Total nonperforming assets as a percentage of total assets	0.12%	0.30%
Total nonperforming assets as a percentage of total loans held for investment	0.20%	0.38%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.57%	0.85%
Total nonperforming assets as a percentage of total assets	0.44%	0.65%
Total nonperforming assets as a percentage of total loans held for investment	0.57%	0.86%

The table below presents a breakdown of the recorded book balance of non-accruing loans at March 31, 2015 and December 31, 2014.

	March 31, 2015				December 31, 2014
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$18,530	$18,530	$25,598	1	$1,849,685	$1,849,685	$—
Residential Real Estate
First-Investment	—	—	—	—	1	113,264	113,264	—
First-Owner Occupied	1	110,559	110,559	—	—	—	—	—
Commercial	3	975,859	975,859	—	1	1,165,955	1,165,955	—
Consumer	—	—	—	—	2	120,641	120,641	3,934
Total non-accrual loans	5	1,104,948	1,104,948	25,598	6	3,249,545	3,249,545	3,934

Acquired (1)
Commercial Real Estate:
Investment	1	210,311	206,050	—	—	—	—	—
Owner Occupied	1	48,359	55,501	2,062	1	48,359	55,707	178,434
Land and A & D	3	893,562	795,300	200,314	3	1,532,904	795,300	89,026
Residential Real Estate
First-Investment	1	369,295	368,646	126,919	3	311,089	310,735	119,616
First-Owner Occupied	4	1,131,245	1,092,690	3,934	4	830,949	795,920	32,592
Total non-accrual loans	10	$2,652,772	$2,518,187	$333,229	11	$2,723,301	$1,957,662	$419,668
Total all non-accrual loans	15	$3,757,720	$3,623,135	$358,827	17	$5,972,846	$5,207,207	$423,602

(1)

Generally accepted accounting principles require that we record acquired loans at fair value at acquisition which includes a discount for loans with credit impairment.  These loans are not performing according to their contractual terms and meet our definition of a non-performing loan.  The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-performing legacy loans decreased $2.1 million from December 31, 2014 primarily due to one commercial real estate loan for $1.9 million that was sold at foreclosure in the first quarter of this year.   This relationship was classified as an impaired loan and adequately reserved for at December 31, 2014.

Non-performing acquired loans increased $561 thousand from December 31, 2014 primarily due to the addition of one commercial real estate loan and one residential real estate loan.

At March 31, 2015, legacy OREO remained stable from December 31, 2014.  At March 31, 2015 and December 31, 2014, legacy OREO consisted of one property.

At March 31, 2015, acquired OREO decreased by $852 thousand from December 31, 2014.  The decrease in acquired OREO was driven by the sale of three acquired OREO properties for $795 thousand during the three month period ended March 31, 2015.  We recorded net loss of $135 thousand during the three month period ended March 31, 2015 compared to a net gain of $203 thousand during the three month period ended March 31, 2014.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
Three Months Ended March 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
General provision for loan losses	247,099	36,271	357,460	(79,099)	561,731
Recoveries	942	20	10,158	20,603	31,723
	944,412	2,594,659	1,294,613	41,605	4,875,289
Loans charged off	(182,741)	—	(56,500)	—	(239,241)
Ending Balance	$761,671	$2,594,659	$1,238,113	$41,605	$4,636,048
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$113,151	$—	$18,530	$—	$131,681
Other loans not individually evaluated	648,520	2,543,147	762,717	41,605	3,995,989
Acquired Loans:
Individually evaluated for impairment	—	51,512	456,866	—	508,378
Ending balance	$761,671	$2,594,659	$1,238,113	$41,605	$4,636,048

		Commercial	Residential	Other
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$—	$—	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	—	—	20,000	—	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

The ratios of the allowance for loan losses are as follows:

	March 31, 2015	December 31, 2014

Total gross loans held for investment	0.48%	0.46%
Non-accrual loans	78.15%	121.61%
Net charge-offs to average loans	0.03%	0.39%

During the three months ended March 31, 2015, we charged-off  $239 thousand in loans through the allowance for loan losses for two legacy loans.  The legacy loans consisted of one commercial real estate loan for $183 thousand and one consumer boat loan for $57 thousand.  The majority of the recoveries recorded to the allowance for loan losses were from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

The allowance for loan losses represented 0.48% and 0.46% of gross loans held for investment at March 31, 2015 and December 31, 2014, respectively and 0.59% and 0.57% of legacy loans at March 31, 2015 and December 31, 2014, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2015 and December 31, 2014, are as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$70,315	$69,347
Real estate-undisbursed development and construction	56,263	57,879
Consumer	15,936	15,725
	$142,514	$142,951
Standby letters of credit	$15,873	$15,725

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

Commitments for real estate development and construction, which totaled $56.2 million, or 39.5% of the $142.5 million of outstanding commitments at March 31, 2015, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended March 31, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$11,461,904	4.17%	4.05%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	200,498	0.07	0.11
Loans	229,094	0.08	0.04
Total tax equivalent adjustment	429,593	0.15	0.15
Tax equivalent interest yield	$11,891,497	4.32%	4.20%

Three months ended March 31, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$10,359,291	4.11%	4.00%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	281,377	0.11	0.11
Loans	168,501	0.07	0.07
Total tax equivalent adjustment	449,878	0.18	0.18
Tax equivalent interest yield	$10,809,169	4.29%	4.18%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions,  including maintenance of the net interest margin during the remainder of 2015, continued increases in net interest income, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, being well positioned to capitalize on potential opportunities in the current and in a healthier economy, impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected collections on acquired credit-impaired loans, expected loan, deposit,  balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the number of potential problem loans, continuing to meet regulatory capital requirements, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; expenses associated with operating as a public company;  potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments.  Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes.  We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities.  Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us.   Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position.  We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2015 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at March 31, 2015 and December 31, 2014.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	March 31, 2015
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	625	—	—	—	625
Investment securities	2,046	8,565	83,999	63,771	158,381
Loans	190,363	62,759	557,954	155,983	967,059
Total interest earning assets	193,064	71,324	641,953	219,754	1,126,095
Interest Bearing Liabilities:
Interest-bearing transaction deposits	217,894	108,947	—	—	326,841
Savings accounts	31,110	30,110	30,110	—	91,330
Time deposits	78,934	120,638	149,328	—	348,900
Total interest-bearing deposits	327,938	259,695	179,438	—	767,071
FHLB advances	45,000	—	—	—	45,000
Other borrowings	26,236	—	5,958	—	32,194
Total interest-bearing liabilities	399,174	259,695	185,396	—	844,265
Period Gap	$(206,110)	$(188,371)	$456,557	$219,754	$281,830
Cumulative Gap	$(206,110)	$(394,481)	$62,076	$281,830
Cumulative Gap/Total Assets	(16.79)%	(32.14)%	5.06%	22.96%

	Interest Sensitivity Analysis
	December 31, 2014
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	601	—	—	—	601
Investment securities	1,346	2,288	62,122	95,924	161,680
Loans	195,388	50,898	537,027	146,269	929,582
Total interest earning assets	197,365	53,186	599,149	242,193	1,091,893
Interest Bearing Liabilities:
Interest-bearing transaction deposits	210,531	105,265	—	—	315,796
Savings accounts	30,043	30,043	30,043	—	90,129
Time deposits	78,934	120,638	149,328	—	348,900
Total interest-bearing deposits	319,508	255,946	179,371	—	754,825
FHLB advances	33,500	—	—	—	33,500
Other borrowings	27,503	92	5,895	—	33,490
Total interest-bearing liabilities	380,511	256,038	185,266	—	821,815
Period Gap	$(183,146)	$(202,852)	$413,883	$242,193	$270,078
Cumulative Gap	$(183,146)	$(385,998)	$27,885	$270,078
Cumulative Gap/Total Assets	(14.92)%	(31.45)%	2.27%	22.00%

Item 4.Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2015.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table present a summary of the Company’s share repurchase during the quarter ended March 31, 2015:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

February 1 - March 31, 2015	65,245	15.60	65,245	434,755

(1)

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock.  As of March 31, 2015, 65,245 shares have been repurchased at an average price of $15.60 per share or a total cost  of approximately $1.0 million.

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

Old Line Bancshares, Inc.

Date: May 8, 2015	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)