Form 10-Q
period 2015-06-30
OLD LINE BANCSHARES INC
filed 2015-08-07
CIK 1253317

26h

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes☐No☒

As of August 1, 2015, the registrant had 10,574,439 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$40,494,305	$23,572,613
Interest bearing accounts	1,034,085	1,230,864
Federal funds sold	331,178	601,259
Total cash and cash equivalents	41,859,568	25,404,736
Investment securities available for sale-at fair value	151,179,573	161,680,198
Loans held for sale, fair value of $6,656,700 and $4,753,995	6,361,652	4,548,106
Loans held for investment (net of allowance for loan losses of $4,435,913 and $4,281,835, respectively)	1,008,618,046	926,573,488
Equity securities at cost	3,565,596	5,811,697
Premises and equipment	33,786,623	34,300,375
Accrued interest receivable	3,341,570	3,218,428
Deferred income taxes	13,108,799	16,106,498
Current income taxes receivable	1,198,299	—
Bank owned life insurance	31,856,947	31,429,747
Other real estate owned	1,215,690	2,451,920
Goodwill	7,793,665	7,793,665
Core deposit intangible	4,016,913	4,420,796
Other assets	4,127,881	3,779,350
Total assets	$1,312,030,822	$1,227,519,004
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$275,953,182	$260,913,521
Interest bearing	808,460,674	754,825,885
Total deposits	1,084,413,856	1,015,739,406
Short term borrowings	76,722,442	61,002,889
Long term borrowings	5,931,298	5,987,283
Accrued interest payable	322,926	266,023
Supplemental executive retirement plan	5,222,669	5,095,141
Other liabilities	3,457,441	3,901,625
Total liabilities	1,176,070,632	1,091,992,367
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,574,439 and 10,810,930 shares issued and outstanding in 2015 and 2014, respectively	105,745	108,110
Additional paid-in capital	101,500,434	105,235,646
Retained earnings	34,353,501	30,067,798
Accumulated other comprehensive loss	(253,879)	(147,250)
Total Old Line Bancshares, Inc. stockholders’ equity	135,705,801	135,264,304
Non-controlling interest	254,389	262,333
Total stockholders’ equity	135,960,190	135,526,637
Total liabilities and stockholders’ equity	$1,312,030,822	$1,227,519,004

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest Income
Loans, including fees	$11,516,860	$10,599,999	$23,138,353	$20,933,971
U.S. treasury securities	2,630	15,546	5,236	16,378
U.S. government agency securities	132,736	145,145	266,094	296,100
Mortgage backed securities	350,544	360,480	723,554	738,352
Municipal securities	305,650	396,191	620,634	831,179
Federal funds sold	184	1,653	360	2,041
Other	43,850	98,024	105,800	170,887
Total interest income	12,352,454	11,617,038	24,860,031	22,988,908
Interest expense
Deposits	1,021,560	856,639	1,932,517	1,750,942
Borrowed funds	159,707	148,918	294,423	267,194
Total interest expense	1,181,267	1,005,557	2,226,940	2,018,136
Net interest income	11,171,187	10,611,481	22,633,091	20,970,772
Provision for loan losses	85,658	1,544,280	647,389	1,814,049
Net interest income after provision for loan losses	11,085,529	9,067,201	21,985,702	19,156,723
Non-interest income
Service charges on deposit accounts	441,382	493,482	856,584	945,078
Gain on sales or calls of investment securities	3,924	129,911	64,618	129,911
Earnings on bank owned life insurance	249,421	246,371	497,805	489,978
Gain on the sale of equity securities	—	—	—	96,993
Gain on disposal of assets	—	17,919	19,975	114,912
Rental Income	209,568	195,407	418,348	395,944
Income on marketable loans	484,635	335,444	1,048,517	392,338
Other fees and commissions	115,460	408,380	391,979	675,741
Total non-interest income	1,504,390	1,826,914	3,297,826	3,240,895
Non-interest expense
Salaries and benefits	4,331,572	4,010,187	8,510,468	8,906,286
Occupancy and equipment	1,338,660	1,436,564	2,738,536	3,022,735
Data processing	367,190	312,042	719,250	619,202
FDIC insurance and State of Maryland assessments	251,993	233,575	500,886	452,096
Merger and integration	—	—	—	29,167
Core deposit premium amortization	193,766	212,214	403,883	440,764
(Gain) loss on sales of other real estate owned	9,169	(79,127)	143,923	(282,195)
OREO expense	75,552	112,659	195,753	195,725
Directors Fees	160,200	120,900	330,200	240,600
Network services	195,447	174,914	377,110	374,502
Telephone	160,901	167,442	325,837	334,600
Other operating	1,708,500	1,749,316	3,200,245	3,115,603
Total non-interest expense	8,792,950	8,450,686	17,446,091	17,449,085

Income before income taxes	3,796,969	2,443,429	7,837,437	4,948,533
Income tax expense	1,195,273	687,973	2,490,308	1,378,711
Net income	2,601,696	1,755,456	5,347,129	3,569,822
Less: Net income (loss) attributable to the non-controlling interest	776	(13,880)	(7,944)	(35,269)
Net income available to common stockholders	$2,600,920	$1,769,336	$5,355,073	$3,605,091

Basic earnings per common share	$0.25	$0.16	$0.50	$0.33
Diluted earnings per common share	$0.24	$0.16	$0.49	$0.33
Dividend per common share	$0.05	$0.04	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended June 30,	2015	2014
Net income	$2,601,696	$1,755,456

Other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale, net of taxes of ($574,719), $751,001 respectively	(882,295)	1,310,253
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $1,548 and $51,243, respectively	(2,376)	(78,668)
Other comprehensive (loss) income	(884,671)	1,231,585
Comprehensive income	1,717,025	2,987,041
Comprehensive income (loss) attributable to the non-controlling interest	776	(13,880)
Comprehensive income available to common stockholders	$1,716,249	$3,000,921

Six Months Ended June 30,	2015	2014
Net income	$5,347,129	$3,569,822

Other comprehensive (loss) income:
Unrealized (loss) gain on securities available for sale, net of taxes of ($43,969) and $1,720,750, respectively	(67,500)	2,798,989
Reclassification adjustment for realized gain on securities available for sale included in net income, gross of taxes of $25,489 and $51,243, respectively	(39,129)	(78,668)
Other comprehensive (loss) income	(106,629)	2,720,321
Comprehensive income	5,240,500	6,290,143
Comprehensive (loss) attributable to the non-controlling interest	(7,944)	(35,269)
Comprehensive income available to common stockholders	$5,248,444	$6,325,412

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Interest	Equity

Balance December 31, 2014	10,810,930	$108,110	$105,235,646	$30,067,798	$(147,250)	$262,333	$135,526,637
Net income attributable to Old Line Bancshares, Inc.	—	—	—	5,355,073	—	—	5,355,073
Unrealized loss on securities available for sale, net of income tax benefit of ($69,457)	—	—	—	—	(106,629)	—	(106,629)
Net loss attributable to non-controlling interest	—	—	—	—	—	(7,944)	(7,944)
Stock based compensation awards	—	—	182,067	—	—	—	182,067
Stock option exercised	22,000	220	271,732	—	—	—	271,952
Restricted stock issued	9,332	93	(93)	—	—	—	—
Stock buyback	(267,823)	(2,678)	(4,188,918)				(4,191,596)
Common stock cash dividend $0.10 per share	—	—	—	(1,069,370)	—	—	(1,069,370)
Balance June 30, 2015	10,574,439	$105,745	$101,500,434	$34,353,501	$(253,879)	$254,389	$135,960,190

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2015	2014

Cash flows from operating activities
Interest received	$25,207,981	$23,941,306
Fees and commissions received	1,901,414	2,024,810
Interest paid	(2,170,037)	(2,053,004)
Cash paid to suppliers and employees	(15,866,669)	(17,528,107)
Loans originated for sale	(54,080,338)	(21,108,421)
Proceeds from sale of loans originated for sale	52,266,793	19,048,221
Income taxes paid	(1,106,887)	(1,372,983)
	6,152,257	2,951,822
Cash flows from investing activities
Purchase of investment securities available for sale	—	(13,716,497)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	9,936,344	34,448,100
Available for sale sold	—	—
Loans made, net of principal collected	(81,661,710)	(45,134,751)
Proceeds from sale of other real estate owned	1,034,932	1,320,961
Redemption of equity securities	2,246,101	1,273,528
Purchase of premises and equipment	(602,096)	(345,772)
Proceeds from the sale of premises and equipment	—	(17,919)
	(69,046,429)	(22,172,350)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	26,251,703	(12,864,657)
Other deposits	42,422,747	47,922,059
Short term borrowings	15,719,553	(13,761,017)
Long term borrowings	(55,985)	(49,359)
Stock proceeds from stock repurchase program	(4,191,596)	—
Stock options exercised	271,952	—
Cash dividends paid-common stock	(1,069,370)	(862,829)
	79,349,004	20,384,197

Net increase in cash and cash equivalents	16,454,832	1,163,669

Cash and cash equivalents at beginning of period	25,404,736	29,058,300
Cash and cash equivalents at end of period	$41,859,568	$30,221,969

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30,	2015	2014

Reconciliation of net income to net cash provided by operating activities
Net income	$5,347,129	$3,569,822

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	1,135,823	1,090,200
Provision for loan losses	647,389	1,814,049
Change in deferred loan fees net of costs	18,279	(7,836)
(Gain)/loss on sales or calls of securities	(64,618)	(129,911)
Amortization of premiums and discounts	452,813	505,780
Change in loans held for sale	(1,813,546)	(2,060,199)
(Gain)/loss on sale of loans	(1,048,517)	(302,548)
(Gain)/loss on sales of other real estate owned	143,923	(282,195)
Gain on the sale of equity securities	—	(96,993)
Write down of other real estate owned	57,375	—
(Gain)/loss on sale of fixed assets	(19,975)	(17,919)
Amortization of intangible assets	403,883	440,764
Deferred income taxes	3,067,155	185,876
Stock based compensation awards	182,067	198,082
Increase (decrease) in
Accrued interest payable	56,903	(34,868)
Income tax payable	(485,435)	(180,148)
Income tax receivable	(1,198,299)	—
Accrued pension	127,528	82,543
Other liabilities	41,251	(696,381)
Decrease (increase) in
Accrued interest receivable	(123,142)	454,454
Bank owned life insurance	(427,200)	(423,193)
Other assets	(348,529)	(1,157,557)
	$6,152,257	$2,951,822

Supplemental Disclosure:
Loans transferred to other real estate owned	$—	$1,354,889

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

The foregoing consolidated financial statements for the periods ended June 30, 2015 and 2014 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP); however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2014 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2014.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Recent Accounting Pronouncements - In  August 2014, the Financial Accounting Board “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-14- Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA).  The ASU outlines certain criteria and provides that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  The adoption of ASU No. 2014-14 did not have a material impact on our consolidated financial statements and the required disclosures have been included in Note 5.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective for the current reporting period of June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 9 to the Consolidated

Financial Statements). We adopted the amendments in this ASU effective January 1, 2015. As of June 30, 2015, all of our repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on our consolidated financial statements.

2.POINTER RIDGE OFFICE INVESTMENT, LLC

Old Line Bank has a 62.5% ownership of Pointer Ridge Office Investment, LLC and we have consolidated its results of operations from the date of acquisition.  One of the Bank’s directors owns a 12.5% interest in this investment.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge Office Investment, LLC.

	June 30,	December 31,
Balance Sheets	2015	2014

Current assets	$293,302	$269,314
Non-current assets	6,335,815	6,433,380
Liabilities	5,950,746	6,003,139
Equity	678,371	699,555

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of Income	2015	2014	2015	2014

Revenue	$243,981	$234,139	$487,258	$473,129
Expenses	241,912	271,151	508,442	567,180
Net income (loss)	$2,069	$(37,012)	$(21,184)	$(94,051)

3.INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2015
Available for sale
U.S. treasury	$3,000,335	$2,712	$—	$3,003,047
U.S. government agency	36,979,446	24,314	(335,810)	36,667,950
Municipal securities	40,399,978	650,065	(161,237)	40,888,806
Mortgage backed securities:
FHLMC certificates	18,788,956	41,578	(22,003)	18,808,531
FNMA certificates	16,755,358	22,147	(142,341)	16,635,164
GNMA certificates	30,152,244	77,754	(428,006)	29,801,992
SBA loan pools	5,522,509	48	(148,474)	5,374,083
	$151,598,826	$818,618	$(1,237,871)	$151,179,573

December 31, 2014
Available for sale
U.S. treasury	$3,000,690	$5,460	$—	$3,006,150
U.S. government agency	38,594,843	15,851	(954,362)	37,656,332
Municipal securities	42,662,399	980,452	(96,690)	43,546,161
Mortgage backed securities
FHLMC certificates	20,323,394	150,735	(3,182)	20,470,947
FNMA certificates	17,898,497	61,472	(93,163)	17,866,806
GNMA certificates	33,266,203	145,451	(272,309)	33,139,345
SBA loan pools	6,177,339	—	(182,882)	5,994,457
	$161,923,365	$1,359,421	$(1,602,588)	$161,680,198

As of June 30, 2015 and December 31, 2014, securities with unrealized losses segregated by length of impairment were as follows:

	June 30, 2015
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agency	—	—	31,953,469	335,810	31,953,469	335,810
Municipal securities	8,873,343	113,080	1,515,775	48,157	10,389,118	161,237
Mortgage backed securities	32,566,256	252,173	16,671,665	340,177	49,237,921	592,350
SBA loan pools	—	—	5,157,155	148,474	5,157,155	148,474
Total unrealized losses	$41,439,599	$365,253	$55,298,064	$872,618	$96,737,663	$1,237,871

	December 31, 2014
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agency	$1,492,650	$6,543	$32,497,194	$947,819	$33,989,844	$954,362
Municipal securities	2,054,635	19,397	4,617,972	77,293	6,672,607	96,690
Mortgage backed securities	8,967,337	11,382	29,009,316	357,272	37,976,653	368,654
SBA loan pools	—	—	5,994,457	182,882	5,994,457	182,882
Total unrealized losses	$12,514,622	$37,322	$72,118,939	$1,565,266	$84,633,561	$1,602,588

At June 30, 2015 and December 31, 2014, we had 43 and 57 investment securities, respectively, in an unrealized loss position greater than the 12 month time frame and 40 and 12 securities, respectively, in an unrealized loss position less than the 12 month time frame.  We consider all unrealized losses on securities as of June 30, 2015 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of June 30, 2015, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

There were no sales of investment securities for the three months ending June 30, 2015.  There were three municipal bonds that were called and one agency security that matured during the three month period ended June 30, 2015, and the remaining discount/accretion of $4 thousand on the called bonds was recorded as gain on sale of investments compared to a net gain of $130 thousand for the same three month period last year.  There were no sales of investment securities for the six months ending June 30, 2015, however, there were a total of five municipal bonds that were called and one agency security that matured for a total of $65 thousand in gains compared to $130 thousand for the same six month period last year.  The decrease is the result of a re-positioning in the investment portfolio that took place during last year.

We received $9.9 million and $34.4 million, respectively, in proceeds for sales, maturities or calls and principal pay-downs of investment securities for the six month periods ending June 30, 2015 and 2014.  The net proceeds of these transactions were used for new loan originations.

Contractual maturities and pledged securities at June 30, 2015 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify mortgage backed securities (MBS) based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
June 30, 2015	cost	value

Maturing
Within one year	$3,300,443	$3,305,480
Over one to five years	29,201,837	29,068,280
Over five to ten years	22,084,724	22,181,242
Over ten years	97,011,822	96,624,571
	$151,598,826	$151,179,573
Pledged securities	$33,582,503	$33,376,448

4.LOANS

Major classifications of loans held for investment are as follows:

	June 30, 2015			December 31, 2014
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$198,913,857	$26,828,620	$225,742,477	$192,723,718	$27,891,137	$220,614,855
Investment	261,784,146	39,936,338	301,720,484	208,766,058	41,624,825	250,390,883
Hospitality	83,276,238	8,148,412	91,424,650	76,342,916	8,319,644	84,662,560
Land and A&D	42,763,523	4,729,491	47,493,014	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien-Investment	62,284,662	19,776,766	82,061,428	49,578,862	24,185,571	73,764,433
First Lien-Owner Occupied	36,600,087	46,026,107	82,626,194	31,822,773	51,242,355	83,065,128
Residential Land and A&D	30,798,988	7,370,848	38,169,836	22,239,663	8,509,239	30,748,902
HELOC and Jr. Liens	22,205,192	2,754,169	24,959,361	20,854,737	3,046,749	23,901,486
Commercial and Industrial	100,681,887	8,470,681	109,152,568	98,310,009	9,694,782	108,004,791
Consumer	8,190,009	258,685	8,448,694	9,068,755	313,739	9,382,494
	847,498,589	164,300,117	1,011,798,706	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,116,645)	(319,268)	(4,435,913)	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,255,253	—	1,255,253	1,283,455	(9,923)	1,273,532
	$844,637,197	$163,980,849	$1,008,618,046	$746,989,617	$179,583,871	$926,573,488

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $666.4 million and $600.7 million at June 30, 2015 and December 31, 2014, respectively. This lending has involved loans secured by owner‑occupied commercial buildings for office, storage and warehouse space, as well as non‑owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan‑to‑value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one‑to‑four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At June 30, 2015, we had approximately $91.4 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $227.8 million and $211.5 million at June 30, 2015 and December 31, 2014. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

This segment of our portfolio also consists of funds advanced for construction of custom single family residences homes (where the home buyer is the borrower) and financing to builders for the construction of pre-sold homes and multi‑family housing.  These loans generally have short durations, meaning maturities typically of six months or less.  Old Line Bank limits its construction lending risk through adherence to established underwriting procedures. These loans generally have short durations, meaning maturities typically of six months or less. Residential houses, multi‑family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. The vast majority of these loans are concentrated in our primary market area.

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

The table below presents an aging analysis of the loans held for investment portfolio at June 30, 2015 and December 31, 2014.

Age Analysis of Past Due Loans

	June 30, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$845,446,773	$159,684,475	$1,005,131,248	$746,375,748	$173,731,329	$920,107,077
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	245,000	516,207	761,207	—	—	—
Investment	—	—	—	—	572,565	572,565
Residential Real Estate:
First-Investment	423,041	—	423,041	297,221	189,739	486,960
First-Owner Occupied	—	1,470,463	1,470,463	—	1,423,752	1,423,752
Land and A&D	—	—	—	—	168,875	168,875
HELOC and Jr. Liens	—	—	—	—	87,703	87,703
Commercial	396,675	81,735	478,410	45,483	1,167,538	1,213,021
Consumer	133,785	867	134,652	—	9,308	9,308
Total 30-89 days past due	1,198,501	2,069,272	3,267,773	342,704	3,619,480	3,962,184
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Residential Real Estate:
First-Investment	—	—	—	—	—	—
First-Owner Occupied	—	—	—	—	305,323	305,323
Land and A&D	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total 90 or more days past due	—	—	—	—	305,323	305,323
Total accruing past due loans	1,198,501	2,069,272	3,267,773	342,704	3,924,803	4,267,507
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	16,402	55,296	71,698	1,849,685	55,707	1,905,392
Investment	—	207,259	207,259	—	—	—
Hospitality	—	—	—	—	—	—
Residential Real Estate:						—
First-Investment	107,853	730,015	837,868	113,264	310,735	423,999
First-Owner Occupied	—	1,048,402	1,048,402	—	795,920	795,920
Land and A&D	—	461,700	461,700	—	795,300	795,300
Commercial	729,060	43,698	772,758	1,165,955	—	1,165,955
Consumer	—	—	—	120,641	—	120,641
Total Recorded Investment
Non-accruing past due loans:	853,315	2,546,370	3,399,685	3,249,545	1,957,662	5,207,207
Total Loans	$847,498,589	$164,300,117	$1,011,798,706	$749,967,997	$179,613,794	$929,581,791

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

The tables below present our impaired loans at and for the periods ended June 30, 2015 and December 31, 2014.

Impaired Loans

June 30, 2015

				Three months June 30, 2015		Six Months Ended June 30,
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$258,062	$258,062	$—	$258,062	$3,218	$260,248	$6,572
Investment	1,289,949	1,289,949	—	1,289,949	13,454	1,302,854	28,325
Residential Real Estate:
First-Investment	$107,853	$107,853	$—	$107,461	$—	333,990	$—
Commercial	700,655	700,655	—	698,822	—	2,812,722	—
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	28,405	28,405	14,202	28,405	—	1,093,187	—
Investment	16,402	16,402	16,402	16,807		39,526
Residential Real Estate:
First-Investment	144,637	144,637	144,637	107,569		167,045
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total legacy impaired	2,545,963	2,545,963	175,241	2,507,075	16,672	6,009,572	34,897

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	48,359	48,359	—	48,359	—	48,359	—
Land and A&D	267,113	267,113	—	267,113		607,612
Residential Real Estate:
First-Owner Investment	367,132	367,132	—	367,132	—	367,391	—
First-Owner Occupied	798,190	798,190	—	800,710	3,292	1,886,053	11,333
Commercial	126,331	126,331	—	125,877	1,403	259,565	—

With an allowance recorded:
Commercial Real Estate:
Investment	211,546	211,546	103,630	211,546	—	630,934	—
Land and A&D	223,336	200,000	20,000	223,336	—	893,345	—
Residential Real Estate:
First-Owner Investment	370,431	367,287	45,638	361,431	—	1,516,244	—
First-Owner Occupied	553,751	528,540	150,000	554,715	—	1,059,106	—
Commercial	—	—	—	—	—	—	—
Total acquired impaired	2,966,189	2,914,498	319,268	2,960,219	4,695	7,268,609	11,333
Total impaired	$5,512,152	$5,460,461	$494,509	$5,467,294	$21,367	$13,278,181	$46,230

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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  Restructured loans at June 30, 2015 consisted of three loans for $354 thousand compared to four loans at December 31, 2014 for $589 thousand.  We had no loans that were modified as a TDR during the three or six month periods ending June 30, 2015 or 2014.  We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the three or six month periods ending June 30, 2015.

Acquired impaired loans

The following table documents changes in the accretable discount on acquired impaired loans during the six months ended June 30, 2015 and 2014, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$(31,551)	$40,771
Accretion of fair value discounts	(368,943)	(646,861)
Reclassification from non-accretable	371,518	579,301
Balance at end of period	$(28,976)	$(26,789)

	Contractually
	Required Payments
	Receivable	Carrying Amount
At June 30, 2015	$9,630,486	$7,757,035
At December 31, 2014	10,658,840	7,994,604
At June 30, 2014	10,853,648	7,994,957
At December 31, 2013	12,482,792	8,742,777

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

The following tables outline the class of loans by risk rating at June 30, 2015 and December 31, 2014:

June 30, 2015	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$197,426,100	$23,816,488	$221,242,588
Investment	258,650,408	38,313,404	296,963,813
Hospitality	83,276,238	8,148,412	91,424,650
Land and A&D	40,049,087	4,384,663	44,433,750
Residential Real Estate:
First-Investment	60,996,559	17,992,085	78,988,644
First-Owner Occupied	36,519,828	42,089,961	78,609,789
Land and A&D	29,172,354	5,572,000	34,744,354
HELOC and Jr. Liens	20,778,694	2,754,169	23,532,863
Commercial	107,905,144	6,037,245	113,942,389
Consumer	—	258,685	258,685
	834,774,412	149,367,112	984,141,525
Special Mention (6)
Commercial Real Estate:
Owner Occupied	352,823	2,381,836	2,734,659
Investment	1,843,789	663,024	2,506,813
Hospitality	—	—	—
Land and A&D	2,714,436	344,828	3,059,264
Residential Real Estate:
First-Investment	888,045	641,455	1,529,500
First-Owner Occupied	80,258	2,286,698	2,366,956
Land and A&D	1,626,634	686,601	2,313,235
HELOC and Jr. Liens	6,677	—	6,677
Commercial	1,512,876	1,426,537	2,939,413
Consumer	—	—	—
	9,025,538	8,430,979	17,456,517
Substandard (7)
Commercial Real Estate:
Owner Occupied	1,134,934	630,297	1,765,231
Investment	1,289,950	959,910	2,249,859
Hospitality	—	—	—
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	400,058	1,143,226	1,543,284
First-Owner Occupied	—	1,649,447	1,649,447
Land and A&D	—	1,112,247	1,112,247
HELOC and Jr. Liens	—	—	—
Commercial	873,697	1,006,899	1,880,596
Consumer	—	—	—
	3,698,639	6,502,026	10,200,664
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$847,498,589	$164,300,117	$1,011,798,706

December 31, 2014	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$189,360,330	$24,816,057	$214,176,387
Investment	205,395,067	40,023,958	245,419,025
Hospitality	76,342,916	8,319,644	84,662,560
Land and A&D	37,227,339	4,419,829	41,647,168
Residential Real Estate:
First-Investment	48,263,092	22,746,166	71,009,258
First-Owner Occupied	31,740,158	47,472,349	79,212,507
Land and A&D	20,601,936	6,396,128	26,998,064
HELOC and Jr. Liens	20,847,571	3,046,749	23,894,320
Commercial	94,818,009	6,847,628	101,665,637
Consumer	9,272,091	313,739	9,585,830
	733,868,509	164,402,247	898,270,756
Special Mention (6)
Commercial Real Estate:
Owner Occupied	357,092	2,444,375	2,801,467
Investment	1,731,771	846,789	2,578,560
Hospitality	—	—	—
Land and A&D	3,033,167	365,924	3,399,091
Residential Real Estate:
First-Investment	1,202,506	649,375	1,851,881
First-Owner Occupied	82,616	2,367,157	2,449,773
Land and A&D	1,637,727	710,163	2,347,890
HELOC and Jr. Liens	7,166	—	7,166
Commercial	2,147,102	1,871,103	4,018,205
Consumer	—	—	—
	10,199,147	9,254,886	19,454,033
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,006,294	630,707	3,637,001
Investment	1,315,243	754,079	2,069,322
Hospitality	—	—	—
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	113,264	790,030	903,294
First-Owner Occupied	—	1,402,848	1,402,848
Land and A&D	—	1,402,947	1,402,947
HELOC and Jr. Liens	—	—	—
Commercial	1,344,899	976,050	2,320,949
Consumer	120,641	—	120,641
	5,900,341	5,956,661	11,857,002
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$749,967,997	$179,613,794	$929,581,791

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2015 and 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
Three Months Ended June 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$761,671	$2,594,659	$1,238,113	$41,605	$4,636,048
General provision for loan losses	125,012	180,995	(186,420)	(33,929)	85,658
Recoveries	600	—	44,927	27,459	72,986
	887,283	2,775,654	1,096,620	35,135	4,794,692
Loans charged off	(14,235)	—	(340,500)	(4,044)	(358,779)
Ending Balance	$873,048	$2,775,654	$756,120	$31,091	$4,435,913

		Commercial	Residential
Six Months Ended June 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
General provision for loan losses	372,111	217,266	171,040	(113,028)	647,389
Recoveries	1,542	20	55,085	48,062	104,709
	1,070,024	2,775,654	1,153,120	35,135	5,033,933
Loans charged off	(196,976)	—	(397,000)	(4,044)	(598,020)
Ending Balance	$873,048	$2,775,654	$756,120	$31,091	$4,435,913
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$—	$30,604	$144,637	$—	$175,241
Other loans not individually evaluated	873,048	2,621,420	415,845	31,091	3,941,404
Acquired Loans:
Individually evaluated for impairment	—	123,630	195,638	—	319,268
Ending balance	$873,048	$2,775,654	$756,120	$31,091	$4,435,913

		Commercial	Residential
Three Months Ended June 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$844,243	$3,311,658	$696,642	$29,396	$4,881,939
General provision for loan losses	(171,084)	1,546,938	207,587	58,223	1,641,664
Provision for loan losses for loans acquired with deteriorated credit quality	—	2,616	(100,000)	—	(97,384)
Recoveries	2,216	20	28,600	4,452	35,288
	675,375	4,861,232	832,829	92,071	6,461,307
Loans charged off	(1,000)	—	(111,641)	(24,283)	(136,927)
Ending Balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583

		Commercial	Residential
Six Months Ended June 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	176,613	1,289,161	257,077	70,328	1,793,179
Provision for loan losses for loans acquired with deteriorated credit quality	—	2,616	18,254	—	20,870
Recoveries	4,711	60	36,270	8,478	49,519
	676,375	4,861,232	1,152,835	102,339	6,792,781
Loans charged off	(2,000)	—	(431,647)	(34,551)	(468,198)
Ending Balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$184,444	$2,658,345	$—	$45,687	$2,888,476
Other loans not individually evaluated	489,931	1,921,236	637,418	22,101	3,070,686
Acquired Loans:
Individually evaluated for impairment	—	281,651	83,770	—	365,421
Ending balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583

Our recorded investment in loans at June 30, 2015 and 2014 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
June 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$—	$44,807	$144,637	$—	$189,444
Individually evaluated for impairment without specific reserve	700,655	1,548,011	107,853	—	2,356,519
Other loans not individually evaluated	99,854,902	585,142,183	150,993,440	8,190,009	844,180,534
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	411,546	895,827	—	1,307,373
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	126,331	315,472	1,165,322	—	1,607,125
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	—	—	—
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	8,470,681	78,918,606	74,509,739	258,685	162,157,711
Ending balance	$109,152,569	$666,380,625	$227,816,818	$8,448,694	$1,011,798,706

		Commercial	Residential
June 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$425,670	$4,473,345	$—	$182,748	$5,081,763
Individually evaluated for impairment without specific reserve	734,767	3,454,679	118,674	—	4,308,120
Other loans not individually evaluated	88,389,569	473,030,942	111,440,939	9,368,133	682,229,583
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	371,806	131,031	—	502,837
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	85,926	—	2,802,556	—	2,888,482
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	—	—	—
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	9,792,169	93,305,554	96,066,211	646,639	199,810,573
Ending balance	$99,428,101	$574,636,326	$210,559,411	$10,197,520	$894,821,358

5.OTHER REAL ESTATE OWNED

At June 30, 2015 and December 31, 2014, the fair value of other real estate owned was $1.2 million and $2.5 million, respectively.  As a result of the acquisitions of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

The following outlines the transactions in other real estate owned during the period.

Six Months Ended June 30, 2015	Legacy	Acquired	Total
Beginning balance	$475,291	$1,976,629	$2,451,920
Real estate acquired through foreclosure of loans	—	—	—
Additional write down of real estate owned	—	(57,375)	(57,375)
Sales/deposit on sales	—	(1,034,932)	(1,034,932)
Net realized gain (loss) on sale of real estate owned	—	(143,923)	(143,923)
Ending balance	$475,291	$740,399	$1,215,690

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable.  At June 30, 2015, residential foreclosures classified as other real estate owned totaled $336 thousand.  Loans secured by residential real estate in process of foreclosure totaled $2.7 million at June 30, 2015 compared to $2.5 million at December 31, 2014.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average number of shares	10,617,225	10,785,370	10,711,771	10,782,770
Dilutive average number of shares	10,759,628	10,948,368	10,847,352	10,944,982

7.STOCK BASED COMPENSATION

For the three months ended June 30, 2015 and 2014, we recorded stock-based compensation expense of $90,165 and $71,280, respectively.  For the six months ended June 30, 2015 and 2014, we recorded stock-based compensation expense of $ 182,067 and $ 198,082, respectively.  At June 30, 2015, there was $482,585 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.5 years. As of June 30, 2015, there were 425,264 shares remaining available for future issuance under the equity incentive plans. The officers exercised 22,000 options during the six month period ended June 30, 2015 compared to no options exercised for the six months ended June 30, 2014.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to December 31, 2014, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2014.  During the six months ended June 30, 2015 and 2014, we granted 50,597 and 50,759 stock options, respectively.  The weighted average grant date fair value of these 2015 stock options is $5.09 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the six months ended June 30, 2015 and 2014, we granted 9,331 and 8,257 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $14.38 at June 30, 2015. There were no restricted shares forfeited during the six month periods ending June 30, 2015 and 2014.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement.  The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than Level 1 prices.  Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.  We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For the six months ended June 30, 2015 and year ended December 31, 2014, there were no transfers between levels.

At June 30, 2015, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, mortgage-backed securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items.  These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source.  We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2015 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,003	$3,003	$—	$—	$—
U.S. government agency	36,668	—	36,668	—	—
Municipal securities	40,889	—	40,889	—	—
FHLMC MBS	18,809	—	18,809	—	—
FNMA MBS	16,635	—	16,635	—	—
GNMA MBS	29,802	—	29,802	—	—
SBA loan pools	5,374	—	5,374	—	—
Total recurring assets at fair value	$151,180	$3,003	$148,177	$—	$—

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,006	$3,006	$—	$—	$—
U.S. government agency	37,656	—	37,656	—	—
Municipal securities	43,546	—	43,546	—	—
FHLMC MBS	20,471	—	20,471	—	—
FNMA MBS	17,867	—	17,867	—	—
GNMA MBS	33,139	—	33,139	—	—
SBA loan pools	5,995	—	5,995	—	—
Total recurring assets at fair value	161,680	3,006	158,674	—	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At June 30, 2015 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$2,371	$—	$—	$2,371
Acquired:	2,595	—	—	2,595
Total Impaired Loans	4,966	—	—	4,966

Other real estate owned:
Legacy:	475	—	—	475
Acquired:	741	—	—	741
Total other real estate owned:	1,216	—	—	1,216

Total	$6,182	$—	$—	$6,182

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,805	$—	$—	$4,805
Acquired:	2,242	—	—	2,242
Total Impaired Loans	7,047	—	—	7,047

Other real estate owned:
Legacy:	475	—	—	$475
Acquired:	1,977	—	—	1,977
Total other real estate owned:	2,452	—	—	2,452

Total	$9,499	$—	$—	$9,499

As of June 30, 2015 and December 31, 2014, we estimated the fair value of impaired assets using Level 3 inputs to be $6.2  million and $9.5 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 50%.  As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

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

	June 30, 2015 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$41,860	$41,860	$41,860	$—	$—
Loans receivable, net	1,008,618	1,019,417	—	—	1,019,417
Loans held for sale	6,362	6,657	—	6,657	—
Investment securities available for sale	151,180	151,180	3,003	148,177	—
Equity Securities at cost	3,566	3,566	—	3,566	—
Bank Owned Life Insurance	31,857	31,857	—	31,857	—
Accrued interest receivable	3,342	3,342	—	815	2,527

Liabilities:
Deposits:
Non-interest-bearing	275,953	275,953	—	275,953	—
Interest bearing	808,461	811,115	—	811,115	—
Short term borrowings	76,722	76,722	—	76,722	—
Long term borrowings	5,931	5,841	—	5,841	—
Accrued Interest payable	323	323	—	323	—

	December 31, 2014 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$25,405	$25,405	$25,405	$—	$—
Loans receivable, net	926,573	935,397	—	—	935,397
Loans held for sale	4,548	4,754	—	4,754	—
Investment securities available for sale	161,680	161,680	3,006	158,674	—
Equity Securities at cost	5,812	5,812	—	5,812	—
Bank Owned Life Insurance	31,430	31,430	—	31,431	—
Accrued interest receivable	3,218	3,218	—	883	2,335

Liabilities:
Deposits:
Non-interest-bearing	260,914	260,914	—	260,914	—
Interest bearing	754,826	760,503	—	760,503	—
Short term borrowings	61,003	61,003	—	61,003	—
Long term borrowings	5,987	5,987	—	5,987	—
Accrued Interest payable	266	266	—	266	—

9.SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to the Bank’s customers, federal funds purchased and advances from the FHLB.

Securities Sold Under Agreements to Repurchase

To support the $26.7 million in repurchase agreements at June 30, 2015, we have provided collateral in the form of investment securities.  At June 30, 2015, we have pledged $33.1 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnights repurchase agreements and deposits.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  We monitor collateral levels on a continuous basis.  We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels.  We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  We have the right to sell or re-pledge the investment securities.  For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement.  The repurchase agreements totaling $26.7 million mature daily and will remain fully collateralized until the account has been closed or terminated.

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $424 thousand investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 98% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T) and on May 10, 2013, we acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB).  These acquisitions created the fourth largest independent commercial bank based in Maryland, with assets of more than $1.1 billion and with 23 full service branches serving five counties at the time of the WSB acquisition.  As of December 31, 2014, we closed four of our branches that were in close proximity of existing branches leaving us 19 full service branches in our service area.

Summary of Recent Performance and Other Activities

Net loans held–for-investment increased $82.0 million and deposits increased $68.7 million during the six months ending June 30, 2015.  Our net income available to common stockholders increased $832 thousand, or 47.00%, to $2.6 million for the three months ended June 30, 2015, compared to net income of $1.8 million for the three months ended June 30, 2014.  Earnings were $0.25 per basic and $0.24 per diluted common share for the three months ended June 30, 2015, compared to $0.16 per basic and diluted common share for the same period in 2014.  The increase in net income is primarily the result of a $560 thousand increase in net interest income and a $1.5 million decrease in the provision for loan losses, partially offset by a decrease of $323 thousand in non-interest income and a $342 thousand increase in non-interest expenses.  Net income was $5.4 million for the six months ended June 30, 2015, compared with $3.6 million for the same six month period last year, an increase of $1.8 million, or 48.54%.  Earnings were $0.50 per basic and $0.49 per diluted common share for the six months ended June 30, 2015 compared to $0.33 per basic and diluted common share for the same period last year.  The increase in net income is primarily the result of an increase of $1.7 million in net interest income and  a decrease of $1.2 million in the provision for loan losses.

The following highlights contain additional financial data and events that have occurred during the three and six months ended June 30, 2015:

•

Net loans held-for-investment increased $44.9 million, or 4.66%, and $82.0 million, or 8.86%, for the three and six months ended June 30, 2015, to $1.0 billion at June 30, 2015 compared to $926.6 million at December 31, 2014, as a result of organic growth within our surrounding market area.  Average gross loans increased $48.0 million, or 5.03%, to $1.0 billion for the three month period ending June 30, 2015 compared to $954.9 million during the three months ended March 31, 2015. Average gross loans for the six month period increased $97.7 million, or 10.79%, to $1.0 billion compared to $905.2 million at December 31, 2014.
•	Total assets increased $84.5 million, or 6.89%, since December 31, 2014.
•	Non-performing assets decreased 65.36% to 0.38% of total assets at June 30, 2015 compared to 0.65% at December 31, 2014 and 1.20% at June 30, 2014.
•

The net interest margin during the three months ended June 30, 2015 was 4.01% compared to 4.28% for the same period in 2014.  Total yield on interest earning assets decreased to 4.42% for the three months ending June 30, 2015, compared to 4.67% for the same three month period last year.  Interest expense as a percentage of total interest-bearing liabilities was 0.54% for the three months ended June 30, 2015 compared to 0.50% for the same three month period of 2014.

•

The net interest margin for the six months ended June 30, 2015 was 4.16% compared to 4.28% for the same six month period in 2014.  Total yield on interest earning assets decreased to 4.55% for the six months ending June 30, 2015, compared to 4.68% for the same six month period last year.  Interest expense as a percentage of total interest-bearing liabilities increased to 0.52% for the six months ended June 30, 2015 compared to 0.50% for the same six month period of 2014.

•

The second quarter Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.80% and 7.58%, respectively, compared to ROAA and ROAE of 0.60% and 5.46%, respectively, for the second quarter of 2014.

•	The ROAA and ROAE were 0.85% and 7.82%, respectively, for the six months ended June 30, 2015 compared to ROAA and ROAE of 0.62% and 5.70%, respectively, for the six months ending June 30, 2014.
•	Total deposits grew by $68.7 million, or 6.76%, since December 31, 2014.
•	We ended the second quarter of 2015 with a book value of $12.83 per common share and a tangible book value of $11.71 per common share compared to $12.51 and $11.38, respectively, at December 31, 2014.
•	We maintained liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three and six month periods ended June 30, 2015 compared to same periods in 2014 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change

Net income available to common stockholders	$2,601	$1,769	$832	47.03%
Interest income	12,352	11,617	735	6.33
Interest expense	1,181	1,005	176	17.51
Net interest income before provision for loan losses	11,171	10,612	559	5.27
Provision for loan losses	86	1,544	(1,458)	(94.43)
Non-interest income	1,504	1,827	(323)	(17.68)
Non-interest expense	8,793	8,451	342	4.05
Average total loans	1,002,896	865,944	136,952	15.82
Average interest earning assets	1,161,092	1,035,068	126,024	12.18
Average total interest bearing deposits	765,328	768,880	(3,552)	(0.46)
Average non-interest bearing deposits	269,427	234,063	35,364	15.11
Net interest margin	4.01%	4.28%
Return on average equity	7.58%	5.46%
Basic earnings per common share	$0.25	$0.16	$0.09	56.25
Diluted earnings per common share	0.24	0.16	0.08	50.00

	Six months ended June 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change

Net income available to common stockholders	$5,355	$3,605	$1,750	48.54%
Interest income	24,860	22,989	1,871	8.14
Interest expense	2,227	2,018	209	10.36
Net interest income before provision for loan losses	22,633	20,971	1,662	7.93
Provision for loan losses	647	1,814	(1,167)	(64.33)
Non-interest income	3,298	3,241	57	1.76
Non-interest expense	17,446	17,449	(3)	(0.02)
Average total loans	979,017	858,553	120,464	14.03
Average interest earning assets	1,140,138	1,028,605	111,533	10.84
Average total interest bearing deposits	769,063	760,208	8,855	1.16
Average non-interest bearing deposits	266,306	231,603	34,703	14.98
Net interest margin (1)	4.16%	4.28%
Return on average equity	7.82%	5.70%
Basic earnings per common share	$0.50	$0.33	$0.10	51.52
Diluted earnings per common share	0.49	0.33	0.09	48.48

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2014, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans.  There have been no material changes in our critical accounting policies during the six months ended June 30, 2015.

Results of Operations for the Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.

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

Net interest income before provision for loan losses for the three months ended June 30, 2015 increased $600 thousand, or 5.3%, to $11.2 million from $10.6 million for the same period in 2014.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income resulting primarily from an increase in the volume of our average loans,  partially offset by an increase in our average interest-bearing liabilities.  The net effect of fair value accretion/amortization on acquired loans affects the net interest income, primarily due to payoffs on such acquired loans.  Payoffs during the three months ended June 30, 2015 contributed a one basis point increase in interest income, as compared to 13 basis points for the three month ending June 30, 2014.  The fair value accretion recorded on acquired deposits affects interest expense.  The benefit from accretion on such deposits decreased by five basis points as compared to the same three month period of 2014.  Average interest earning assets increased $126.0 million, primarily as a result of strong loan growth, partially offset by a decrease in our investment securities.  Average interest-bearing liabilities increased $72.9 million for the three months ended June 30, 2015 compared to three months ended June 30, 2014.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $735 thousand, or 6.3%, to $12.4 million during the three months ended June 30, 2015 compared to $11.6 million during the three months ended June 30, 2014, as a result of an increase in interest and fees on loans,  partially offset by a decrease in the interest earned on investment securities.   The increase in interest and fees on loans is a result of a $137.0 million increase in our average loans for the three months ended June 30, 2015 compared to the same period in 2014. The average yield on net loans decreased to 4.70% for the three months ended June 30, 2015 from 4.99% during the three months ended June 30, 2014 due to the competitive rate environment and re-pricing of our loan portfolio.  We increased interest income and net interest income by growing our total average interest earning assets by $126.0 million or 12.18% to $1.2 billion for the three months ended June 30, 2015 from $1.0 billion for the three months ended June 30, 2014.  The increase in total interest earning assets is due to organic loan growth.    Accretion on acquired loans also contributed to interest income and net interest income.  The decrease in interest earned on investment securities is a result of decreases in both the average balance of investment securities and the yield on these assets.  The average balance of investment securities decreased by $8.5 million, or 5.01% to $161.9 million during the three months ended June 30, 2015 from $170.4 million during the same period last year, and the average yield decreased to 2.56% during the three months ended June 30, 2015 from 3.00% during the same period in 2014.    The decrease in the average amount and yield of our investment securities is due to the calls on five municipal securities and one agency security that matured during the quarter ended June 30, 2015, primarily allowing cash flow from these calls, maturities and scheduled payments to be reinvested in loans instead of securities.

Total interest expense increased $176 thousand, or 17.48%, to $1.2 million during the three months ended June 30, 2015 from $1.0 million for the same period in 2014,  primarily as a result of the increase in the average balance, and to a lesser extent the average rate, of interest bearing liabilities.  The average rate paid on interest bearing deposits increased to 0.54% during the three months ended June 30, 2015 from 0.45% the same three month period last year, primarily due to the increase in the rates offered on other time deposits. The average interest rate paid on all interest bearing liabilities increased to 0.54% during the three months ended June 30, 2015 compared to 0.50% during the three months ended June 30, 2014.   Average interest bearing liabilities increased $72.9 million, or 9.01%, to $882.9 million for the three months ended June 30, 2015 from $810.0 million for the three months ended June 30, 2014, primarily as a result of a $76.5 million, or 186.11%, increase in our average borrowings, offsetting a decrease in our interest bearing deposits of $3.6 million, or 0.47% for the three months ending June 30, 2015 compared to the same three months last year.

The increase in our average borrowings is due to additional liquidity needed to fund new loan originations.  Also, during the quarter ended June 30, 2015,  we had a temporary non-recurring withdrawal on a business deposit account for $75 million. The account holder has re-deposited the full amount of the withdrawal; however, the temporary withdrawal as well as an increase of $45.0 million in new loan originations increased our average borrowings.  These borrowings were in the form of short term advances from the Federal Home Loan Bank (FHLB).

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $35.4 million to $269.4 million for the three months ended June 30, 2015, compared to $234.1 million for the three months ended June 30, 2014.

Our net interest margin was 4.01% for the three months ended June 30, 2015 compared to 4.28%  for the three months ended June 30, 2014.  The yield on average interest earning assets decreased 25 basis points for the period from 4.67% for the quarter ended June 30, 2014 to 4.42% for the quarter ended June 30, 2015.  Re-pricing in the loan portfolio contributes to the reduction as does the strong growth in the loan portfolio.  New loans are generally being originated at yields that are lower than the average portfolio yield as a result of the prolonged low rate environment.      We have been able to maintain our core net interest margin over the past year even though the prolonged low interest rate environment has resulted in downward pressure on asset yields. Our growth in loans continues to result in favorable volume component change and overall change.

During the three months ended June 30, 2015 and 2014, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which resulted in a positive impact in interest income. Total accretion decreased by  $435 thousand for the period ended June 30, 2015, as compared to the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended June 30,
	2015		2014
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$(3,114)	—%	$(3,509)	—%
Mortgage loans	35,386	0.01	344,403	0.13
Consumer loans	4,298	—	6,338	—
Interest bearing deposits	37,677	0.01	162,452	0.06
Total accretion (amortization)	$74,247	0.02%	$509,684	0.19%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact.  The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended June 30, 2015 and 2014, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2015			2014
	Average			Average
Three months ended June 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Interest bearing deposits (1)	$914,076	$190	0.08	$4,024,265	$1,659	0.17
Investment securities (1)(2)
U.S. Treasury	3,000,450	2,799	0.37	2,869,373	15,709	2.20
U.S. government agency	39,550,224	140,387	1.42	38,424,633	153,512	1.60
Mortgage backed securities	73,110,402	350,544	1.92	69,099,635	360,480	2.09
Municipal securities	41,079,942	491,891	4.80	55,691,795	643,187	4.63
Other equity securities	5,117,703	45,569	3.57	4,304,196	101,472	9.46
Total investment securities	161,858,721	1,031,190	2.56	170,389,632	1,274,360	3.00
Loans(1)
Commercial	136,097,742	1,312,704	3.87	126,568,823	1,315,555	4.17
Mortgage real estate	857,687,731	10,311,174	4.82	728,664,683	9,301,557	5.12
Consumer	9,110,583	128,665	5.66	10,710,532	159,495	5.97
Total loans	1,002,896,056	11,752,543	4.70	865,944,038	10,776,607	4.99
Allowance for loan losses	4,576,511	—		5,290,130	—
Total loans, net of allowance	998,319,545	11,752,543	4.72	860,653,908	10,776,607	5.03
Total interest earning assets(1)	1,161,092,342	12,783,923	4.42	1,035,067,805	12,052,626	4.67
Non-interest bearing cash	37,463,216			39,297,001
Premises and equipment	33,865,762			34,679,042
Other assets	65,683,005			74,785,186
Total assets(1)	1,298,104,325			1,183,829,034
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	91,333,862	27,645	0.12	90,253,020	38,038	0.17
Money market and NOW	303,598,740	160,017	0.21	321,216,303	193,064	0.24
Other time deposits	370,395,193	833,898	0.90	357,410,354	625,537	0.70
Total interest bearing deposits	765,327,795	1,021,560	0.54	768,879,677	856,639	0.45
Borrowed funds	117,595,112	159,707	0.54	41,102,469	148,918	1.45
Total interest bearing liabilities	882,922,907	1,181,267	0.54	809,982,146	1,005,557	0.50
Non-interest bearing deposits	269,427,296			234,063,213
	1,152,350,203			1,044,045,359
Other liabilities	7,866,395			9,603,037
Non-controlling interest	252,293			270,521
Stockholders’ equity	137,635,434			129,910,117
Total liabilities and stockholders’ equity	$1,298,104,325			$1,183,829,034
Net interest spread(1)			3.88			4.17
Net interest margin(1)		$11,602,656	4.01%		$11,047,069	4.28%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended June 30, 2015 and 2014.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended June 30,
	2015 compared to 2014
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(1,468)	$(1,018)	$(450)
Interest bearing deposits	(1)	(11)	10
Investment Securities(1)
U.S. treasury	(12,910)	(13,599)	689
U.S. government agency	(13,125)	(17,462)	4,337
Mortgage backed securities	(9,936)	(29,954)	20,018
Municipal securities	(151,296)	23,163	(174,459)
Other	(55,903)	(72,318)	16,415
Loans:(1)
Commercial	(2,851)	(98,424)	95,573
Mortgage	1,009,617	(565,063)	1,574,680
Consumer	(30,830)	(7,865)	(22,965)
Total interest revenue (1)	731,297	(782,551)	1,513,848

Interest bearing liabilities
Savings	(10,393)	(10,843)	450
Money market and NOW	(33,047)	(22,860)	(10,187)
Other time deposits	208,361	184,902	23,459
Borrowed funds	10,789	(136,661)	147,450
Total interest expense	175,710	14,538	161,172

Net interest income(1)	$555,587	$(797,089)	$1,352,676

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

Provision for Loan Losses.  The provision for loan losses for the three months ended June 30, 2015 was $86 thousand, a decrease of $1.5 million, compared to $1.5 million for the three months ended June 30, 2014.  Our provision for loan losses decreased for the three months ended June 30, 2015 primarily due to one commercial/hotel loan that was placed on non-accrual status during the first quarter of 2014 that required an additional $1.4 million reserve, which sold at foreclosure during the third quarter of last year, as well as improvements in our asset quality.

Management identified probable losses in the loan portfolio and recorded charge-offs of $359 thousand for the three months ended June 30, 2015, compared to $137 thousand for the three months ended June 30, 2014.   Recoveries of $73 thousand were recognized for the three months ending June 30, 2015 compared to $35 thousand for the same three month period in 2014.

The allowance for loan losses to gross loans held-for-investment was 0.44% and 0.46%, and the non-accrual loans to the allowance for loan losses was 76.64% and 121.61%, at June 30, 2015 and December 31, 2014, respectively.  The decrease in the allowance for loan losses as a percentage of gross loans held-for-investment was the result of the decrease in our specific reserves on acquired impaired loans.  The decrease in the allowance for loan losses to non-accrual loans is primarily the result of a reduction in our non-accrual loans.

Non-interest Income.  Non-interest income totaled $1.5 million for the three months ended June 30, 2015, a decrease of $323 thousand, or 17.65%, from the corresponding period of 2014 amount of $1.8 million.

The following table outlines the changes in non-interest income for the three month periods.

	Three months ended
	June 30,
	2015	2014	$ Change	% Change
Service charges on deposit accounts	$441,382	$493,482	$(52,100)	(10.56)
Gain on sale of investment securities	3,924	129,911	(125,987)	(96.98)
Earnings on bank owned life insurance	249,421	246,371	3,050	1.24
Pointer Ridge rent and other revenue	155,244	110,437	44,807	40.57
Rental income	209,568	195,407	14,161	7.25
Gain/(loss) on sale of assets	—	17,919	(17,919)	(100.00)
Income on marketable loans	484,635	335,444	149,191	44.48
Other fees and commissions	(39,784)	297,943	(337,727)	(113.35)
Total non-interest revenue	$1,504,390	$1,826,914	$(322,524)	(17.65)

Non-interest income decreased primarily as a result of decreases in other fees and commissions, gain on sale of investment securities, and service charges on deposit accounts, offsetting an increase in gain on sale of loans.

Other fees and commissions decreased primarily due to recoveries of $125 thousand on loans that were previously charged-off prior to the merger with WSB Holdings, Inc. that were recognized in 2014.  Other fees and commissions also included letter of credit fees of approximately $80 thousand received during the 2014 quarter.  The decrease on the gain on the sale of investment securities is the result of re-positioning the investment portfolio during the second quarter of 2014.  Service charges on deposit accounts decreased as a result of lower overdraft and ATM fees compared to the same three month period last year.  The residential mortgage division increased the income on marketable loans due to the gains recorded on the sale of $30.6 million in residential mortgage loans sold in the secondary market compared to $12.9 million for the same three month period last year.  Also included in income on marketable loans is income recognized on loans that have rate lock agreements for loans sold in the secondary market.

Non-interest Expense.  Non-interest expense increased $342 thousand, or 4.05% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The following chart outlines the changes in non-interest expenses for the period.

	Three months ended
	June 30,
	2015	2014	$ Change	% Change
Salaries and benefits	$4,331,572	$4,010,187	$321,385	8.01
Occupancy and equipment	1,338,660	1,436,564	(97,904)	(6.82)
Data processing	367,190	312,042	55,148	17.67
FDIC insurance and State of Maryland assessments	251,993	233,575	18,418	7.89
Merger and integration	—	—	—	—
Core deposit premium	193,766	212,214	(18,448)	(8.69)
Pointer Ridge other operating	57,694	50,233	7,461	14.85
(Gain) loss on sale of other real estate owned	9,169	(79,127)	88,296	(111.59)
OREO expense	75,552	112,659	(37,107)	(32.94)
Director Fees	160,200	120,900	39,300	32.51
Network services	195,447	174,914	20,533	11.74
Telephone	160,901	167,442	(6,541)	(3.91)
Other operating	1,650,806	1,699,083	(48,277)	(2.84)
Total non-interest expenses	$8,792,950	$8,450,686	$342,264	4.05

The increase in non-interest expenses during the three months ended June 30, 2015, as compared to the same period of 2014, was mainly attributable to increases in salaries and benefits and losses on the sale of other real estate owned, partially offset by a decrease in occupancy and equipment and other real estate owned expenses.  Salaries and benefits increased $321 thousand, of which included approximately $158 thousand resulting from additional information technology and risk management personnel added to enhance our operations due to the increasingly complex compliance and regulatory environment.  Occupancy and equipment expenses decreased as a result of the previously-announced branch closings during 2014.  Losses on the sale of one other real estate owned property during the three months ended June 30, 2015 resulted in a net loss of $9 thousand compared to a net gain of $79 thousand on the sale of three properties for the comparable period last year.

Income Taxes.  We had an income tax expense of $1.2 million  (31.48% of pre-tax income) for the three months ended June 30, 2015 compared to an income tax expense of $688 thousand (28.16% of pre-tax income) for the same period in 2014.  The effective tax rate increased due to an increase in our taxable income related to loan interest and a decline in interest on municipal securities as a percentage of total pre-tax income compared to the same period last year.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $2.6 million or $0.25 per basic and $0.24 per diluted common share for the three month period ending June 30, 2015 compared to $1.8 million, or $0.16 per basic and diluted common share, for the same period in 2014.  The increase in net income available to common stockholders for the 2015 period was primarily the result of the increase of $560 thousand in net interest income and a $1.5 million decrease in the provision for loan losses, partially offset by a decrease of $323 thousand in non-interest income and a $342 thousand increase in non-interest expenses.

Results of Operations for the six months ended June 30, 2015 compared to six months ended June 30, 2014.

Net Interest Income.  Net interest income before provision for loan losses for the six months ended June 30, 2015 increased $1.7 million or  7.93% to $22.6 million from $21.0  million for the same period in 2014.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was primarily the result of an increase in total interest income resulting from an increase in average interest earning assets, partially offset by a decrease in yield on such assets and an increase in the both the volume and rate on our interest bearing liabilities.  Average interest earning assets compared to the same six month period last year increased $111.5 million primarily due to organic loan growth, partially offset by a decrease in investment securities.  A competitive rate environment and re-pricing of our loan portfolio resulted in decreases in the yield on interest earning assets to 4.55% during the six months ended June 30, 2015, compared to 4.68% for the six months ended June 30, 2014.  Average interest-bearing liabilities increased $57.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The rate on such liabilities increased to 0.52% for the 2015 period compared to 0.50% for the same six month period in 2014.   We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a strong net interest margin.

The net effect of fair value accretion/amortization on acquired loans affects the net interest income, primarily due to payoffs on such acquired loans.  Payoffs during the six months ended June 30, 2015 contributed an 11 basis point increase in the yield on earning assets, as compared to 12 basis points for the six months ending June 30, 2014.  The fair value accretion recorded on acquired deposits affects interest expense.  The benefit from accretion on such deposits decreased by five basis points as compared to the same six month period of 2014.

Total interest income increased $1.9 million, or 8.1%, to $24.9 million during the six months ended June 30, 2015 compared to $23.0 million during the three months ended June 30, 2014, as a result of an increase in interest and fees on loans, partially offset by a decrease in the interest earned on investment securities.  The increase in interest and fees on loans is a result of a $120.5 million increase in our average loans for the six months ended June 30, 2015 compared to the same period in 2014. The average yield on net loans decreased to 4.86% for the six months ended June 30, 2015 from 5.00% during the six months ended June 30, 2014.  We increased interest income and net interest income increased by growing our total average interest earning assets by $111.5 million or 10.9% to $1.1 billion for the six months ended June 30, 2015 from $1.0 billion for the six months ended June 30, 2014.  The increase in total interest earning assets is due to organic loan growth.  Accretion on acquired loans also contributed to the increase in interest income and net interest income, as described above.  The decrease in interest earned on investment securities is a result of decreases in both the average balance of investment securities and the yield on these assets.  The average balance of investment securities decreased by $8.3 million, or 4.79% to $164.2 million during the six months ended June 30, 2015 from $172.5 million during the same period last year, and the average yield decreased to 2.60% during the six months ended June 30, 2015 from 3.03% during the same period in 2014.  The decrease in the average amount of our investment securities is due to the redeployment of cash flows from calls, maturities and scheduled repayments into the loan portfolio.  Also, during the six months ending June 30, 2014, we sold investment securities that had longer durations, as part of managing our interest rate risk and used a portion of the proceeds from such sales to purchase mortgage-backed securities with shorter durations.  There were no such sales during the six months ended June 30, 2015.

Total interest expense increased $209 thousand, or 10.35%, to $2.2 million during the six months ended June 30, 2015 from $2.0 million for the same period in 2014, primarily as a result of the increase in the average balance of interest bearing liabilities, principally borrowings; an increase in the average rate paid on such liabilities had a small additional impact on the total increase in interest expense.  The average interest rate paid on all interest bearing liabilities increased to 0.52% during the six months ended June 30, 2015 compared to 0.50% during the six months ended June 30, 2014, as a result of an increase in the average rate paid on time deposits, which increased to 0.86% during the six months ended June 30, 2015 from 0.74% during the same period last year, partially offset by decreases in the rate paid on other interest bearing liabilities.  The increase in the average balance on our borrowed funds during the period offset the impact of the decrease in the average rate paid on these borrowings.  The average balance of interest bearing liabilities increased $57.8 million or 7.17% to $864.3 million during the six months ended June 30, 2015 from $806.6 million during the six months ended June 30, 2014, primarily as a result of an increase in our average borrowings.   Borrowings increased due to liquidity needed to fund the increase of $120.5 million in our average loan portfolio as well as the need to temporarily replace funds withdrawn by a large depositor in the second quarter of 2015.  Those funds were redeposited by that customer as of the end of the quarter.

Our net interest margin was 4.16% for the six months ended June 30, 2015 compared to 4.28% for the six months ended June 30, 2014.  The yield on average interest earning assets decreased 13 basis points during the period from 4.68% for the six months ended June 30, 2014  to 4.55% for the six months ended June 30, 2015. Re-pricing in the loan portfolio and lower average yields on new loans caused the average loan yield to decline.

During the six months ended June 30, 2015 and 2014, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which contributed to the. $646 thousand of total accretion recorded during the six months ended June 30, 2015 as compared to $647 thousand recorded during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The benefit of accretion on net interest margin decreased for the six months ending June 30, 2015 as compared to the six months ending June 30, 2014 primarily due to lower fair value accretion in 2015 on interest bearing deposits acquired in the WSB acquisition.  We expect that the impact of accretion will continue to decline as time elapses from the acquisition dates. The accretion impacted the yield on loans and increased the net interest margin during these periods as follows:

	Six months ended June 30,
	2015		2014
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$5,576	—%	$3,959	—%
Mortgage loans	624,653	0.11	631,929	0.12
Consumer loans	15,689	—	10,973	—
Interest bearing deposits	74,940	0.01	291,779	0.06
Total accretion	$720,858	0.12%	$938,640	0.18%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the six months ended June 30, 2015 and 2014, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2015			2014
	Average			Average
Six months ended June 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$138,801	$362	0.53%	$2,666,737	$2,041	0.15%
Interest bearing deposits	1,273,003	11	—	29,028	14	0.10
Investment securities (1)(2)
U.S. Treasury	3,000,538	5,572	0.37	2,139,399	16,599	1.56
U.S. government agency	39,699,617	281,432	1.43	37,371,962	313,168	1.69
Mortgage backed securities	74,789,433	723,554	1.95	69,819,027	738,352	2.13
Municipal securities	41,572,234	996,770	4.84	58,406,996	1,347,252	4.65
Other equity securities	5,185,211	110,268	4.20	4,765,028	177,867	7.53
Total investment securities	164,247,033	2,117,596	2.60	172,502,412	2,593,238	3.03
Loans(1)
Commercial	136,663,909	2,648,341	3.91	126,478,497	2,625,542	4.19
Mortgage real estate	832,998,433	20,683,163	5.01	721,126,902	18,332,025	5.13
Consumer	9,354,867	271,625	5.86	10,947,682	321,513	5.92
Total loans	979,017,209	23,603,129	4.86	858,553,081	21,279,080	5.00
Allowance for loan losses	4,537,841	—		5,146,488	—
Total loans, net of allowance	974,479,368	23,603,129	4.88	853,406,593	21,279,080	5.03
Total interest earning assets(1)	1,140,138,205	25,721,098	4.55	1,028,604,770	23,874,373	4.68
Non-interest bearing cash	36,062,528			37,729,348
Premises and equipment	34,118,569			34,789,733
Other assets	66,614,782			75,059,170
Total assets(1)	1,276,934,084			1,176,183,021
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	90,346,169	54,388	0.12	88,580,625	74,304	0.17
Money market and NOW	315,068,141	321,199	0.21	309,926,453	354,983	0.23
Other time deposits	363,648,231	1,556,929	0.86	361,700,679	1,321,654	0.74
Total interest bearing deposits	769,062,541	1,932,516	0.51	760,207,757	1,750,941	0.46
Borrowed funds	95,282,146	294,423	0.62	46,353,031	267,194	1.16
Total interest bearing liabilities	864,344,687	2,226,939	0.52	806,560,788	2,018,135	0.50
Non-interest bearing deposits	266,305,809			231,603,191
	1,130,650,496			1,038,163,979
Other liabilities	8,011,171			10,205,059
Non-controlling interest	255,267			277,938
Stockholders’ equity	138,017,150			127,536,045
Total liabilities and stockholders’ equity	$1,276,934,084			$1,176,183,021
Net interest spread(1)			4.03			4.18
Net interest margin(1)		$23,494,159	4.16%		$21,856,238	4.28%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the six months ended June 30, 2015 and 2014.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Six months ended June 30,
	2015 compared to 2014
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(1,679)	$1,578	$(3,257)
Interest bearing deposits	(3)	(27)	24
Investment Securities(1)
U.S. treasury	(11,027)	(15,978)	4,951
U.S. government agency	(31,736)	(50,668)	18,932
Mortgage backed securities	(14,798)	(66,341)	51,543
Municipal securities	(350,482)	51,683	(402,165)
Other	(67,599)	(82,151)	14,552
Loans:(1)
Commercial	22,799	(182,379)	205,178
Mortgage	2,351,138	(446,858)	2,797,996
Consumer	(49,888)	(3,487)	(46,401)
Total interest revenue (1)	1,846,725	(794,628)	2,641,353

Interest bearing liabilities
Savings	(19,916)	(21,387)	1,471
Money market and NOW	(33,784)	(39,729)	5,945
Other time deposits	235,275	227,990	7,285
Borrowed funds	27,229	(164,747)	191,976
Total interest expense	208,804	2,127	206,677

Net interest income(1)	$1,637,921	$(796,755)	$2,434,676

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

Provision for Loan Losses.  The provision for loan losses for the six months ended June 30, 2015 was $647 thousand, a decrease of $1.2 million compared to $1.8 million for the six months ended June 30, 2014.  Management identified probable losses in the loan portfolio and recorded charge-offs of $598 thousand for the six months ended June 30, 2015, compared to $468 thousand for the six months ended June 30, 2014.  Recoveries were $105 thousand for the six months ended June 30, 2015 compared to $50 thousand for the comparable six months in 2014.

The decrease in our provision for loan losses during the six months ended June 30, 2015 compared to the same period last year is primarily due to one commercial/hotel loan that was placed on nonaccrual status during the first quarter of 2014 that required an additional provision of $1.4 million to reserve.  The collateral was sold at foreclosure during the third quarter of last year, and the charge-off was taken in that period.  Another factor that contributed to the lower provision was the continued improvements in our asset quality.

The allowance for loan losses to gross loans held-for-investment was 0.44% and 0.46%, and the non-accrued loans to the allowance for loan losses was 76.64% and  121.61%, at June 30, 2015 and December 31, 2014, respectively.  The decrease in the allowance for loan losses to gross loans held-for-investment is primarily due to a change in our historical loss factors primarily in the commercial real estate portfolio.

Non-interest income.  Non-interest income totaled $3.3 million for the six months ended June 30, 2015, an increase of $57 thousand, or 1.76%, from the corresponding period of 2014 amount of $3.2 million.

The following table outlines the changes in non-interest income for the six month periods.

	Six months ended
	June 30,
	2015	2014	$ Change	% Change
Service charges on deposit accounts	$856,584	$945,078	$(88,494)	(9.36)
Gain on sales or calls of investment securities	64,618	129,911	(65,293)	(50.26)
Earnings on bank owned life insurance	497,805	489,978	7,827	1.60
Gain on the sale of stock	—	96,993	(96,993)	(100.00)
Gain/(loss) on disposal of assets	19,975	114,912	(94,937)	(82.62)
Pointer Ridge rent and other revenue	277,482	198,500	78,982	39.79
Rental income	418,348	395,944	22,404	5.66
Gain on sale of loans	1,048,517	392,338	656,179	167.25
Other fees and commissions	114,497	477,241	(362,744)	(76.01)
Total non-interest revenue	$3,297,826	$3,240,895	$56,931	1.76

Non-interest income increased primarily as a result of increases in gain on sale of loans and rental income, Pointer Ridge rent and other revenue, partially offset by decreases in gain on sale of stock, gain on the disposal of assets, gain on sale or calls of investment securities, other fees and commissions and service charges on deposit accounts.  The increase in the gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market during the six month period of 2015 compared to the same six month period last year.  The residential mortgage division sold $54.6 million loans in the secondary market during the 2015 period compared to $21.1 million for the same six month period last year.  Pointer Ridge rent and other revenue increased due to a reduction in the rental expenses associated with the Pointer Ridge building and slightly higher rental fees.  Rental income slightly increased as the result of the additional rent received due to an additional tenant in the building at 4201 Mitchellville Road, Bowie, Maryland, which we acquired in the WSB Holdings merger.   The decrease in the gain on the sale of stock was due to the sale of our Sallie Mae equity security during the 2014 period, and the decrease in the sale on the disposal of assets is the result of one of our company vehicles that was sold during the 2014 period.  Service charges on deposit accounts decreased as a result of lower overdraft and ATM fees compared to the same period last year.  Other fees and commissions decreased primarily due to letter of credit fees and recoveries on acquired loans that were previously charged-off prior to the mergers with WSB Holdings and Maryland Bancorp.  We experienced a decline in gain on sales or calls of investment securities due to no sales of investment securities for the six months ending June 30, 2015 compared to the sale of approximately $27 million of our investment securities for a gain of $130 thousand during the six month period ending June 30, 2014.  The gain of $65 thousand for the six months ending June 30, 2015 is due to calls on five municipal bonds and one agency security that matured during the 2015 period.

Non-Interest Expense.  Non-interest expense decreased $3 thousand or 0.02% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The following chart outlines the changes in non-interest expenses for the period.

	Six months ended
	June 30,
	2015	2014	$ Change	% Change
Salaries and benefits	$8,510,468	$8,906,286	$(395,818)	(4.44)
Occupancy and equipment	2,738,536	3,022,735	(284,199)	(9.40)
Data processing	719,250	619,202	100,048	16.16
FDIC insurance and State of Maryland assessments	500,886	452,096	48,790	10.79
Merger and integration	—	29,167	(29,167)	(100.00)
Core deposit premium	403,883	440,764	(36,881)	(8.37)
Pointer Ridge other operating	109,313	102,254	7,059	6.90
(Gain) loss on sale of other real estate owned	143,923	(282,195)	426,118	(151.00)
OREO expense	195,753	195,725	28	0.01
Director Fees	330,200	240,600	89,600	37.24
Network Services	377,110	374,502	2,608	0.70
Telephone	325,837	334,600	(8,763)	(2.62)
Other operating	3,090,932	3,013,349	77,583	6.20
Total non-interest expenses	$17,446,091	$17,449,085	$(2,994)	(0.02)

Non-interest expenses decreased $3 thousand for the six month period ending June 30, 2015 compared to the same six month period last year.  Salaries and benefits decreased due to severance payments in the 2014 period that were associated with merger related staffing reductions.  Occupancy and equipment expenses decreased for the six month period as a result of the closure of four of our branches at December 31, 2014.  Losses on the sale of four other real estate owned properties during the six months ended June 30, 2015 resulted in a net loss of $144 thousand compared to a net gain of $282 thousand on the sale of six properties for the comparable six month period last year.  Data processing costs increased due to enhancements in our data processing environment.  FDIC insurance increased as a result of an increase in our assets and our deposit base.  While other non-interest expenses increased for the 2015 period, this expense includes outsourced services that we are moving in-house to information technology and risk management personnel in the third or fourth quarter of this year.  These changes will be more cost effective as well as allow for enhanced internal monitoring.  Therefore, we expect these expenses to decrease in the future, although this will increase our salary and benefit expenses as we hire new personnel to administer these functions.

Income Taxes.  We had an income tax expense of $2.5 million (31.78% of pre-tax income) for the six months ended June 30, 2015 compared to an income tax expense of $1.4 million (27.87% of pre-tax income) for the same period in 2014.  Taxes were higher during the 2015 period primarily because income increased and the percentage of income related to tax-exempt securities was lower as compared to the same six months last year.

Net income available to common stockholders.  Net income available to common stockholders was $5.4 million or $0.50 per basic and $0.49 per diluted common share for the six month period ending June 30, 2015 compared to net income available to common stockholders of $3.6 million, or $0.33 per basic and diluted common share, for the same period in 2014.  The increase in net income available to common stockholders for the 2015 period was primarily the result of the increases of $1.7 million in net interest income and $57 thousand in non-interest income and decreases of $1.2 million in the provision for loan losses and $3 thousand in non-interest expenses.

Analysis of Financial Condition

Investment Securities.  Our portfolio consists primarily of investment grade securities including U.S. treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities, including FHLB stock, Maryland Financial Bank stock and Atlantic Central Bankers Bank stock.  We have prudently managed our investment portfolio to maintain liquidity and safety.  The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio.  While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives.  We account for these securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  We account for investment securities when classified in the held to maturity category at amortized cost.  Although we will occasionally sell a security, generally, we invest in securities for the yield they produce and not to profit from trading the securities.  We continually evaluate the investment portfolio to ensure the portfolio is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in the portfolio.

The investment securities at June 30, 2015 amounted to $151.2 million, a decrease of $10.5 million, or 6.50%, from the December 31, 2014 amount of $161.7 million.  As outlined above, at June 30, 2015, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $419 thousand at June 30, 2015 (reflected as $254 thousand in stockholders’ equity after deferred taxes) as compared to net unrealized loss of $243 thousand  (reflected as $147 thousand net of taxes) at December 31, 2014.  The increase in the net unrealized loss is due to the decrease in the market interest rates which reduced bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that these losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio.  Net of allowance, unearned fees and origination costs, loans held for investment increased $82.0 million or 8.86% to $1.0 billion at June 30, 2015 from $926.6 million at December 31, 2014.  Commercial real estate loans increased by $65.7 million, residential real estate loans increased by $16.3 million, commercial and industrial loans increased by $1.1 million and consumer loans decreased $934 thousand from their respective balances at December 31, 2014.  The loan growth during the period was primarily due to the new commercial real estate originations resulting from our enhanced presence in our market area.  The decrease in our consumer loans is the result of loan pay-downs during the period.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount and percentages at the dates indicated:

	June 30, 2015			December 31, 2014
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$198,913,857	$26,828,620	$225,742,477	$192,723,718	$27,891,137	$220,614,855
Investment	261,784,146	39,936,338	301,720,484	208,766,058	41,624,825	250,390,883
Hospitality	83,276,238	8,148,412	91,424,650	76,342,916	8,319,644	84,662,560
Land and A&D	42,763,523	4,729,491	47,493,014	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien-Investment	62,284,662	19,776,766	82,061,428	49,578,862	24,185,571	73,764,433
First Lien-Owner Occupied	36,600,087	46,026,107	82,626,194	31,822,773	51,242,355	83,065,128
Residential Land and A&D	30,798,988	7,370,848	38,169,836	22,239,663	8,509,239	30,748,902
HELOC and Jr. Liens	22,205,192	2,754,169	24,959,361	20,854,737	3,046,749	23,901,486
Commercial and Industrial	100,681,887	8,470,681	109,152,568	98,310,009	9,694,782	108,004,791
Consumer	8,190,009	258,685	8,448,694	9,068,755	313,739	9,382,494
	847,498,589	164,300,117	1,011,798,706	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,116,645)	(319,268)	(4,435,913)	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,255,253	—	1,255,253	1,283,455	(9,923)	1,273,532
	$844,637,197	$163,980,849	$1,008,618,046	$746,989,617	$179,583,871	$926,573,488

(1)

As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011 and of WSB Holdings, the parent company of WSB, in May 2013, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T and WSB (acquired).

Bank owned life insurance.  At June 30, 2015, we have invested $31.9 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB.  This represents a $427 thousand increase from December 31, 2014 as a result of interest earned on these policies.

Deposits.  At June 30, 2015, the deposit portfolio had increased to $1.1 billion, a $68.7 million or 6.77% increase over the December 31, 2014 level of $1.0 billion.  Deposit growth during the six month period was comprised of $15.0 million, or 5.77%, in non-interest bearing deposits and $53.6 million, or 7.11%, in interest bearing deposits.  Non-interest bearing deposits increased to $276.0 million from $260.9 million and interest bearing deposits increased to $808.5 million from $754.8 million.  The growth in our deposit base is due to our enhanced presence in our primary market and the surrounding areas as a result of our marketing efforts as well as the continued efforts of our cash management and financial services team.  We used these funds acquired from increased deposits to fund new loan originations.

The following table outlines the increase in interest bearing deposits:

	June 30,	December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$375,152	$348,900	$26,252	7.52%
Interest bearing checking	340,974	315,796	25,178	7.97
Savings	92,335	90,130	2,205	2.45
Total	$808,461	$754,826	$53,635	7.11%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At June 30, 2015, we had $44.7 million in CDARS and $90.4 million in money market accounts through Promontory’s reciprocal deposit program compared to $27.4 million and $85.3 million, respectively, at December 31, 2014.  During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition.  A $4.0 million brokered certificate of deposit matured during the six months ended June 30, 2015 and brought the remaining balance at June 30, 2015 to $14.0 million.  This balance will continue to decrease as brokered certificates of deposit mature.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings.  Short-term borrowings consist of daily rate credit, short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments.  At June 30, 2015, we had $50.0 million outstanding in short term FHLB borrowings, compared to $33.5 million at December 31, 2015.  At June 30, 2015 and December 31, 2015, we had no unsecured promissory notes and $26.7 million and $27.5 million, respectively, in secured promissory notes.

Long-term borrowings consist of a promissory note related to Pointer Ridge for which we have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts by Pointer Ridge.  The outstanding balance on such promissory note was $5.9 million at both June 30, 2015 and December 31, 2014.

Liquidity and Capital Resources.  Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with Federal Reserve guidelines.  As further discussed below, we have credit lines, unsecured and secured, available from several correspondent banks totaling $33.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash flow from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On June 30, 2015, we had $40.5 million in cash and due from banks, $1.0 million in interest bearing accounts, and $331 thousand in federal funds sold.  As of December 31, 2014, we had $23.6 million in cash and due from banks, $1.2 million in interest bearing accounts, and $601 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

During the extended period of turmoil in the financial markets, some institutions experienced large deposit withdrawals that caused liquidity problems.  We had a temporary non-recurring withdrawal on a large depositor account for $75 million. This resulted in borrowing an advance from the FHLB.  The account holder has re-deposited the full amount of the withdrawal and the borrowing has been re-paid to the FHLB. We did not have any other liquidity issues.  Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $28.5 million at June 30, 2015.  Old Line Bank has an additional secured line of credit from the FHLB of $380.3 million at June 30, 2015.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $177.8 million in lendable collateral value for FHLB borrowings.  We may increase availability by providing additional collateral.  Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $26.7 million in repurchase agreements.

The Board of Governors of the Federal Reserve System and FDIC approved the final rules implementing the Basel III.  Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company.  The rules include a new common equity Tier 1 capital for risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.  A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements.  The capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.  The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The phase-in period for the final rules became effective for Old Line Bancshares and Old Line Bank on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019.  As of June 30, 2015, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the new rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect increases of $254 thousand and $419 thousand, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $4.4 million for the general loan loss reserve during the six months ended June 30, 2015.

As of June 30, 2015, Old Line Bank met all capital adequacy requirements to be considered well capitalized.  There were no conditions or events since the end of the second quarter of 2015 that management believes have changed the Bank’s classification as well capitalized

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at June 30, 2015.

			Minimum capital		To be well
	Actual		adequacy		capitalized
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$119,186	11.45%	$46,827	4.5%	$67,639	6.5%
Total capital (to risk weighted assets)	$123,807	11.90%	$83,248	8%	$104,060	10%
Tier 1 capital (to risk weighted assets)	$119,186	11.45%	$62,436	6%	$83,248	8%
Tier 1 leverage (to average assets)	$119,186	9.34%	$51,026	4%	$63,783	5%

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of its outstanding common stock.  As of June 30, 2015, 266,923 shares have been repurchased at an average price of $15.74 per share. Subsequent to June 30, 2015, an additional 10,017 shares have been repurchased for a total of 276,940 shares at an average price of $15.75 per share.  The repurchased shares will return to the status of authorized but unissued shares. We have repurchased shares for a total cost of approximately $4.4 million since the board of directors authorized such transactions.

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  These loans do not meet the criteria for, and are therefore not included in, non-performing assets.  Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in  determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests.  Potential problem loans, which are not included in non-performing assets, amounted to $24.3 million at June 30, 2015 compared to $25.8 million at December 31, 2014.  At June 30, 2015, we had  $11.9 million and $12.4 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $12.8 million and $12.9 million, respectively, at December 31, 2014.

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At  June 30, 2015, there was no allowance for loan losses on acquired loans compared to  $20 thousand at December 31, 2014,  as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

 Nonperforming Assets.  As of June 30, 2015, our nonperforming assets totaled $4.6 million and consisted of $3.4 million of nonaccrual loans and other real estate owned of $1.2 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	June 30, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	—	$—	$—	$—
Residential Real Estate:
First Investment	—	—	—	—	305,323	305,323
First-Owner Occupied	—	—	—	—	—	—
Land and A&D	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total accruing loans 90 or more days past due	—	—	—	—	305,323	305,323
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$16,402	$55,296	$71,698	$1,849,685	$55,707	$1,905,392
Investment	—	207,259	207,259	—	—	—
Hospitality	—	—	—	—	—	—
Land and A&D	—	461,700	461,700	—	—	—
Residential Real Estate:
First-Investment	107,853	730,015	837,869	113,264	310,735	423,999
First-Owner Occupied	—	1,048,402	1,048,402	—	795,920	795,920
Land and A&D	—	—	—	—	795,300	795,300
Commercial	729,060	43,698	772,758	1,165,955	—	1,165,955
Consumer	—	—	—	120,641	—	120,641
Total Non-accruing loans:	853,315	2,546,370	3,399,686	3,249,545	1,957,662	5,207,207
	.
Other real estate owned (“OREO”)	475,290	740,400	1,215,690	475,291	1,976,629	2,451,920

Total non performing assets	$1,328,605	$3,286,770	$4,615,376	$3,724,836	$4,239,614	$7,964,450

Accruing Troubled Debt Restructurings
Residential Real Estate:
First-Owner Occupied	$—	$271,860	$271,860	$—	$505,250	$505,250
Commercial	—	81,735	81,735	—	83,261	83,261
Total Accruing Troubled Debt Restructurings	$—	$353,595	$353,595	$—	$588,511	$588,511

The table below reflects our ratios of our non-performing assets at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.16%	0.40%
Total nonperforming assets as a percentage of total assets	0.10%	0.30%
Total nonperforming assets as a percentage of total loans held for investment	0.16%	0.38%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.49%	0.85%
Total nonperforming assets as a percentage of total assets	0.38%	0.65%
Total nonperforming assets as a percentage of total loans held for investment	0.49%	0.86%

The table below presents a breakdown of the recorded book balance of non-accruing loans at June 30, 2015 and December 31, 2014.

	June 30, 2015				December 31, 2014
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$16,402	$16,402	$112	1	$1,849,685	$1,849,685	$—
Hospitality	—	—	—	—	—	—	—	—
Residential Real Estate
First-Investment	—	—	—	—	1	113,264	113,264	—
First-Owner Occupied	1	107,853	107,853	19,242	—	—	—	—
Commercial	3	729,060	729,060	160,689	3	1,165,955	1,165,955	—
Consumer	—	—	—	—	1	120,641	120,641	3,934
Total non-accrual loans	5	853,315	853,315	180,043	6	3,249,545	3,249,545	3,934

Acquired (1)
Commercial Real Estate:
Investment	1	211,545	207,259	5,768	1	48,359	55,707	178,434
Owner Occupied	1	48,359	55,296	5,248	—	—	—	—
Land and A & D	2	490,449	461,700	39,314	3	1,532,904	795,300	89,026
Residential Real Estate
First-Investment	5	737,563	730,015	47,479	3	311,089	310,735	119,616
First-Owner Occupied	3	1,081,856	1,048,403	72,810	4	830,949	795,920	32,592
Land and A & D	—	—	—	—	—	—	—	—
Commercial	1	44,011	43,698	1,364	—	—	—	—
Total non-accrual loans	13	$2,613,783	$2,546,371	$171,983	11	$2,723,301	$1,957,662	$419,668
Total all non-accrual loans	18	$3,467,098	$3,399,686	$352,026	17	$5,972,846	$5,207,207	$423,602

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

Non-performing legacy loans decreased $2.4 million from December 31, 2014 primarily due to one commercial real estate loan for $1.9 million that was sold at foreclosure in the first quarter of this year.   This loan was classified as an impaired loan and adequately reserved for at December 31, 2014.

Non-performing acquired loans increased $589 thousand from December 31, 2014 primarily due to the addition of one commercial real estate loan and one residential real estate loan.

At June 30, 2015, legacy OREO remained stable from December 31, 2014.  At June 30, 2015 and December 31, 2014, legacy OREO consisted of one property.

At June 30, 2015, acquired OREO decreased by $1.2 million from December 31, 2014.  The decrease in acquired OREO was driven by the sale of five acquired OREO properties for $1.0 million during the six month period ended June 30, 2015.  We recorded net loss of $4 thousand during the three month period ended June 30, 2015 compared to a net gain of $79 thousand during the three month period ended June 30, 2014.    We recorded a net loss of $144 thousand for the six months ending June 30, 2015 compared to a net gain of $282 thousand for the six months ending June 30, 2014.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
Six Months Ended June 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
General provision for loan losses	372,111	217,266	171,040	(113,028)	647,389
Recoveries	1,542	20	55,085	48,062	104,709
	1,070,024	2,775,654	1,153,120	35,135	5,033,933
Loans charged off	(196,976)	—	(397,000)	(4,044)	(598,020)
Ending Balance	$873,048	$2,775,654	$756,120	$31,091	$4,435,913
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$—	$30,604	$144,637	$—	$175,241
Other loans not individually evaluated	873,048	2,621,420	415,845	31,091	3,941,404
Acquired Loans:
Individually evaluated for impairment	—	123,630	195,638	—	319,268
Ending balance	$873,048	$2,775,654	$756,120	$31,091	$4,435,913

		Commercial	Residential	Other
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$—	$—	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	—	—	20,000	—	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

The ratios of the allowance for loan losses are as follows:

	June 30, 2015	December 31, 2014

Total gross loans held for investment	0.44%	0.46%
Non-accrual loans	76.64%	121.61%
Net charge-offs to average loans	0.05%	0.39%

During the six months ended June 30, 2015, we charged-off $239 thousand in loans through the allowance for loan losses for six legacy loans.  The legacy loans consisted of one commercial real estate loan for $183 thousand, one consumer boat loan for $57 thousand, one commercial loan for $14 thousand and three consumer loans for an aggregate of $4 thousand.  During the six months ended June 30, 2015, we charged-off $340 thousand on one acquired residential land loan.  The majority of the recoveries recorded to the allowance for loan losses were from acquired loans that were charged to the allowance for loan losses at MB&T prior to the acquisition date of April 1, 2011.

The allowance for loan losses represented 0.44% and 0.46% of gross loans held for investment at June 30, 2015 and December 31, 2014, respectively and 0.52% and 0.57% of legacy loans at June 30, 2015 and December 31, 2014, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2015 and December 31, 2014, are as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$72,283	$69,347
Real estate-undisbursed development and construction	48,178	57,879
Consumer	15,833	15,725
	$136,294	$142,951
Standby letters of credit	$15,873	$15,725

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

Commitments for real estate development and construction, which totaled $48.2 million, or 35.5% of the $136.3  million of outstanding commitments at June 30, 2015, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended June 30, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$11,171,187	3.86%	3.73%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	195,785	0.07	0.07
Loans	235,683	0.08	0.08
Total tax equivalent adjustment	431,469	0.15	0.15
Tax equivalent interest yield	$11,602,656	4.01%	3.88%

Three months ended June 30, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$10,611,481	3.84%	3.71%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	258,980	0.10	0.10
Loans	176,608	0.07	0.07
Total tax equivalent adjustment	435,588	0.17	0.17
Tax equivalent interest yield	$11,047,069	4.01%	3.88%

Six months ended June 30, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$22,633,091	4.01%	3.88%
Tax equivalent adjustment
Federal funds sold	2	—	—
Investment securities	396,289	0.07	0.07
Loans	464,777	0.08	0.08
Total tax equivalent adjustment	861,068	0.15	0.15
Tax equivalent interest yield	$23,494,159	4.16%	4.03%

Six months ended June 30, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$20,970,772	4.11%	4.02%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	540,357	0.10	0.10
Loans	345,109	0.07	0.06
Total tax equivalent adjustment	885,466	0.17	0.16
Tax equivalent interest yield	$21,856,238	4.28%	4.18%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including expanding fee income, expected continued strength in the net interest margin during 2015, continued increases in net interest income, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, being well positioned to capitalize on potential opportunities in the current and in a healthier economy, expected decreases in other non-interest expenses and increases in salary and benefits expenses, the impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected collections on acquired credit-impaired loans, expected loan, deposit, balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, continuing to meet regulatory capital requirements, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; expenses associated with operating as a public company;  potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments.  Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes.  We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities.  Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us.   Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position.  We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2015 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at June 30, 2015 and December 31, 2014.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	June 30, 2015
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	625	—	—	—	625
Investment securities	1,532	9,247	99,576	40,825	151,180
Loans	199,639	67,335	563,064	186,211	1,016,249
Total interest earning assets	201,826	76,582	662,640	227,036	1,168,084
Interest Bearing Liabilities:
Interest-bearing transaction deposits	227,316	113,658	—	—	340,974
Savings accounts	30,778	30,778	30,778	—	92,334
Time deposits	52,827	139,381	182,945	—	375,153
Total interest-bearing deposits	310,921	283,817	213,723	—	808,461
FHLB advances	50,000	—	—	—	50,000
Other borrowings	26,722	—	5,931	—	32,653
Total interest-bearing liabilities	387,643	283,817	219,654	—	891,114
Period Gap	$(185,817)	$(207,235)	$442,986	$227,036	$276,970
Cumulative Gap	$(185,817)	$(393,052)	$49,934	$276,970
Cumulative Gap/Total Assets	(14.16)%	(29.96)%	3.81%	21.11%

	Interest Sensitivity Analysis
	December 31, 2014
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	601	—	—	—	601
Investment securities	1,346	2,288	62,122	95,924	161,680
Loans	195,388	50,898	537,027	146,269	929,582
Total interest earning assets	197,365	53,186	599,149	242,193	1,091,893
Interest Bearing Liabilities:
Interest-bearing transaction deposits	210,531	105,265	—	—	315,796
Savings accounts	30,043	30,043	30,043	—	90,129
Time deposits	78,934	120,638	149,328	—	348,900
Total interest-bearing deposits	319,508	255,946	179,371	—	754,825
FHLB advances	33,500	—	—	—	33,500
Other borrowings	27,503	92	5,895	—	33,490
Total interest-bearing liabilities	380,511	256,038	185,266	—	821,815
Period Gap	$(183,146)	$(202,852)	$413,883	$242,193	$270,078
Cumulative Gap	$(183,146)	$(385,998)	$27,885	$270,078
Cumulative Gap/Total Assets	(14.92)%	(31.45)%	2.27%	22.00%

Item 4.Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2015.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table present a summary of the Company’s share repurchase during the quarter ended June 30, 2015:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

April 1 - June 30, 2015	202,578	15.82	267,823	232,177

(1)

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock.  As of June 30, 2015, 266,923 shares have been repurchased at an average price of $15.74 per share or a total cost  of approximately $4.2 million.

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

Old Line Bancshares, Inc.

Date: August 7, 2015	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)