Form 10-Q
period 2015-09-30
OLD LINE BANCSHARES INC
filed 2015-11-04
CIK 1253317

26h

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes☐No☒

As of October 30, 2015, the registrant had 10,534,420 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$29,107,355	$23,572,613
Interest bearing accounts	1,147,181	1,230,864
Federal funds sold	362,726	601,259
Total cash and cash equivalents	30,617,262	25,404,736
Investment securities available for sale-at fair value	151,522,391	161,680,198
Loans held for sale, fair value of $5,445,074 and $4,753,995	5,264,444	4,548,106
Loans held for investment (net of allowance for loan losses of $4,453,714 and $4,281,835, respectively)	1,040,227,945	926,573,488
Equity securities at cost	3,671,895	5,811,697
Premises and equipment	33,948,846	34,300,375
Accrued interest receivable	3,223,748	3,218,428
Deferred income taxes	12,734,261	16,106,498
Bank owned life insurance	32,071,875	31,429,747
Other real estate owned	1,948,625	2,451,920
Goodwill	7,793,665	7,793,665
Core deposit intangible	3,822,953	4,420,796
Other assets	4,530,443	3,779,350
Total assets	$1,331,378,353	$1,227,519,004

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$279,339,255	$260,913,521
Interest bearing	811,186,492	754,825,885
Total deposits	1,090,525,747	1,015,739,406
Short term borrowings	85,695,507	61,002,889
Long term borrowings	5,903,665	5,987,283
Accrued interest payable	357,691	266,023
Income taxes payable	379,247	—
Supplemental executive retirement plan	5,276,167	5,095,141
Other liabilities	4,967,326	3,901,625
Total liabilities	1,193,105,350	1,091,992,367
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,513,025 and 10,810,930 shares issued and outstanding in 2015 and 2014, respectively	105,131	108,110
Additional paid-in capital	100,614,804	105,235,646
Retained earnings	36,935,945	30,067,798
Accumulated other comprehensive income (loss)	359,840	(147,250)
Total Old Line Bancshares, Inc. stockholders’ equity	138,015,720	135,264,304
Non-controlling interest	257,283	262,333
Total stockholders’ equity	138,273,003	135,526,637
Total liabilities and stockholders’ equity	$1,331,378,353	$1,227,519,004

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest Income
Loans, including fees	$12,202,174	$10,232,684	$35,302,194	$31,166,655
U.S. treasury securities	2,642	2,650	7,878	19,028
U.S. government agency securities	127,897	137,846	393,991	433,945
Mortgage backed securities	312,067	347,831	1,035,621	1,086,183
Municipal securities	295,464	327,754	916,098	1,158,933
Federal funds sold	177	1,611	552	3,652
Other	66,925	67,632	172,710	238,520
Total interest income	13,007,346	11,118,008	37,829,044	34,106,916
Interest expense
Deposits	1,118,092	850,964	3,050,609	2,601,906
Borrowed funds	141,009	111,693	435,432	378,887
Total interest expense	1,259,101	962,657	3,486,041	2,980,793
Net interest income	11,748,245	10,155,351	34,343,003	31,126,123
Provision for loan losses	263,595	555,134	910,984	2,369,183
Net interest income after provision for loan losses	11,484,650	9,600,217	33,432,019	28,756,940
Non-interest income
Service charges on deposit accounts	442,225	483,865	1,298,809	1,428,943
Gain on sales or calls of investment securities	604	—	65,222	129,911
Earnings on bank owned life insurance	250,950	248,259	748,755	738,237
Gain on the sale of equity securities	—	—	—	96,993
Gain on disposal of assets	—	—	19,975	17,919
Rental Income	202,091	198,844	620,439	594,788
Income on marketable loans	457,613	129,498	1,544,462	527,478
Other fees and commissions	490,015	201,869	881,994	1,030,526
Total non-interest income	1,843,498	1,262,335	5,179,656	4,564,795
Non-interest expense
Salaries and benefits	4,407,726	4,559,711	12,918,194	13,527,562
Occupancy and equipment	1,478,740	1,367,808	4,217,277	4,390,541
Data processing	350,941	368,717	1,070,191	987,919
FDIC insurance and State of Maryland assessments	241,634	229,785	742,520	681,881
Merger and integration	—	—	—	29,167
Core deposit premium amortization	193,960	212,970	597,843	653,734
(Gain) loss on sales of other real estate owned	(114,709)	(260,533)	29,214	(542,728)
OREO expense	158,983	159,238	354,736	354,963
Directors Fees	160,800	117,800	491,000	358,400
Network services	162,516	189,329	539,626	563,831
Telephone	163,184	172,963	489,021	507,563
Other operating	1,403,933	1,368,278	4,604,174	4,483,882
Total non-interest expense	8,607,708	8,486,066	26,053,796	25,996,715

Income before income taxes	4,720,440	2,376,486	12,557,879	7,325,020
Income tax expense	1,605,586	636,239	4,095,894	2,014,950
Net income	3,114,854	1,740,247	8,461,985	5,310,070
Less: Net income (loss) attributable to the non-controlling interest	2,894	(4,299)	(5,050)	(39,568)
Net income available to common stockholders	$3,111,960	$1,744,546	$8,467,035	$5,349,638

Basic earnings per common share	$0.30	$0.16	$0.80	$0.50
Diluted earnings per common share	$0.29	$0.16	$0.78	$0.49
Dividend per common share	$0.05	$0.05	$0.15	$0.13

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended September 30,	2015	2014
Net income	$3,114,854	$1,740,247

Other comprehensive (loss) income:
Unrealized gain on securities available for sale, net of taxes of $399,771, and $32,473 respectively	614,085	49,852
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $238 and $0, respectively	(366)	—
Other comprehensive income	613,719	49,852
Comprehensive income	3,728,573	1,790,099
Comprehensive income (loss) attributable to the non-controlling interest	2,894	(4,299)
Comprehensive income available to common stockholders	$3,725,679	$1,794,398

Nine Months Ended September 30,	2015	2014
Net income	$8,461,985	$5,310,070

Other comprehensive income:
Unrealized gain on securities available for sale, net of taxes of $304,587 and $1,753,224, respectively	546,585	2,848,841
Reclassification adjustment for realized gain on securities available for sale included in net income, gross of taxes of $25,727 and $51,243, respectively	(39,495)	(78,668)
Other comprehensive income	507,090	2,770,173
Comprehensive income	8,969,075	8,080,243
Comprehensive (loss) attributable to the non-controlling interest	(5,050)	(39,568)
Comprehensive income available to common stockholders	$8,974,125	$8,119,811

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Interest	Equity

Balance December 31, 2014	10,810,930	$108,110	$105,235,646	$30,067,798	$(147,250)	$262,333	$135,526,637
Net income attributable to Old Line Bancshares, Inc.	—	—	—	8,467,035	—	—	8,467,035
Unrealized gain on securities available for sale, net of income tax benefit of $330,314	—	—	—	—	507,090	—	507,090
Net loss attributable to non-controlling interest	—	—	—	—	—	(5,050)	(5,050)
Stock based compensation awards	—	—	300,243	—	—	—	300,243
Stock option exercised	32,000	320	396,613	—	—	—	396,933
Restricted stock issued	9,332	93	(93)	—	—	—	—
Stock buyback	(339,237)	(3,392)	(5,317,605)				(5,320,997)
Common stock cash dividends $0.15 per share	—	—	—	(1,598,888)	—	—	(1,598,888)
Balance September 30, 2015	10,513,025	$105,131	$100,614,804	$36,935,945	$359,840	$257,283	$138,273,003

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2015	2014

Cash flows from operating activities
Interest received	$38,521,383	$35,244,100
Fees and commissions received	2,957,058	2,662,670
Interest paid	(3,394,373)	(3,003,860)
Cash paid to suppliers and employees	(22,329,593)	(23,228,950)
Loans originated for sale	(78,817,219)	(36,250,981)
Proceeds from sale of loans originated for sale	78,100,881	32,530,411
Income taxes paid	(1,160,159)	(1,005,555)
	13,877,978	6,947,835
Cash flows from investing activities
Purchase of investment securities available for sale	(5,348,488)	(27,229,351)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	15,715,011	12,789,072
Available for sale sold	—	27,205,548
Loans made, net of principal collected	(113,024,726)	(39,933,335)
Proceeds from sale of other real estate owned	328,916	3,575,589
Redemption of equity securities	2,139,802	1,273,528
Purchase of premises and equipment	(1,328,381)	(675,851)
Proceeds from the sale of premises and equipment	(19,975)	(17,919)
	(101,537,841)	(23,012,719)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	33,094,287	(10,934,711)
Other deposits	41,692,054	56,210,803
Short term borrowings	24,692,618	(13,971,391)
Long term borrowings	(83,618)	(75,230)
Stock proceeds from stock repurchase program	(5,320,997)	—
Stock options exercised	396,933	9,463
Cash dividends paid-common stock	(1,598,888)	(1,402,148)
	92,872,389	29,836,786

Net increase in cash and cash equivalents	5,212,526	13,771,902

Cash and cash equivalents at beginning of period	25,404,736	29,058,300
Cash and cash equivalents at end of period	$30,617,262	$42,830,202

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30,	2015	2014

Reconciliation of net income to net cash provided by operating activities
Net income	$8,461,985	$5,310,070

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	1,719,860	1,658,292
Provision for loan losses	910,984	2,369,183
Change in deferred loan fees net of costs	3,750	(18,572)
(Gain)/loss on sales or calls of securities	(65,222)	(129,911)
Amortization of premiums and discounts	693,909	725,289
Change in loans held for sale	(716,338)	(3,720,571)
(Gain)/loss on sale of loans	(1,544,462)	(527,478)
(Gain)/loss on sales of other real estate owned	29,214	(542,728)
Gain on the sale of equity securities	—	(96,993)
Write down of other real estate owned	145,165	—
(Gain)/loss on sale of fixed assets	(19,975)	(17,919)
Amortization of intangible assets	597,843	653,734
Deferred income taxes	3,041,923	159,770
Stock based compensation awards	300,243	269,362
Increase (decrease) in
Accrued interest payable	91,668	(23,067)
Income tax payable	(106,188)	849,625
Supplemental executive retirement plan	181,026	148,504
Other liabilities	1,551,136	1,608,623
Decrease (increase) in
Accrued interest receivable	(5,320)	430,467
Bank owned life insurance	(642,128)	(637,209)
Other assets	(751,095)	(1,520,636)
	$13,877,978	$6,947,835

Supplemental Disclosure:
Loans transferred to other real estate owned	$820,725	$1,421,365

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

The foregoing consolidated financial statements for the periods ended September 30, 2015 and 2014 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (US GAAP); however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2014 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2014.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Recent Accounting Pronouncements – In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU No. 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on the Company's consolidated financial statements as it relates to future business combinations.

In August 2014, the FASB issued ASU No. 2014-14- Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA).  The ASU outlines certain criteria and provides that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  This ASU will be effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  The adoption of ASU No. 2014-14 did not have a material impact on our consolidated financial statements and the required disclosures have been included in Note 5.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective for the current reporting period of September 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 9 to the Consolidated Financial Statements). We adopted the amendments in this ASU effective January 1, 2015. As of September 30, 2015, all of our repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on our consolidated financial statements.

2.POINTER RIDGE OFFICE INVESTMENT, LLC

Old Line Bank has a 62.5% ownership of Pointer Ridge Office Investment, LLC and we have consolidated its results of operations from the date of acquisition.  One of the Bank’s directors owns a 12.5% interest in this investment.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge Office Investment, LLC.

	September 30,	December 31,
Balance Sheets	2015	2014

Current assets	$337,111	$269,314
Non-current assets	6,287,033	6,433,380
Liabilities	5,938,056	6,003,139
Equity	686,088	699,555

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statements of Income	2015	2014	2015	2014

Revenue	$249,020	$239,344	$736,278	$706,791
Expenses	241,303	250,808	749,745	817,989
Net income (loss)	$7,717	$(11,464)	$(13,467)	$(111,198)

3.INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2015
Available for sale
U.S. treasury	$3,000,156	$3,125	$—	$3,003,281
U.S. government agency	36,924,874	58,343	(40,985)	36,942,232
Municipal securities	38,286,660	836,459	(32,653)	39,090,466
Mortgage backed securities:
FHLMC certificates	19,461,439	147,991	(6,707)	19,602,723
FNMA certificates	18,637,790	61,744	(92,803)	18,606,731
GNMA certificates	29,757,464	71,409	(307,424)	29,521,449
SBA loan pools	4,859,772	—	(104,263)	4,755,509
	$150,928,155	$1,179,071	$(584,835)	$151,522,391

December 31, 2014
Available for sale
U.S. treasury	$3,000,690	$5,460	$—	$3,006,150
U.S. government agency	38,594,843	15,851	(954,362)	37,656,332
Municipal securities	42,662,399	980,452	(96,690)	43,546,161
Mortgage backed securities
FHLMC certificates	20,323,394	150,735	(3,182)	20,470,947
FNMA certificates	17,898,497	61,472	(93,163)	17,866,806
GNMA certificates	33,266,203	145,451	(272,309)	33,139,345
SBA loan pools	6,177,339	—	(182,882)	5,994,457
	$161,923,365	$1,359,421	$(1,602,588)	$161,680,198

As of September 30, 2015 and December 31, 2014, securities with unrealized losses segregated by length of impairment were as follows:

	September 30, 2015
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agency	2,463,027	1,585	20,455,593	39,400	22,918,620	40,985
Municipal securities	1,392,117	9,829	1,504,049	22,824	2,896,166	32,653
Mortgage backed securities	14,618,827	111,679	19,582,539	295,255	34,201,367	406,934
SBA loan pools	—	—	4,755,509	104,263	4,755,509	104,263
Total unrealized losses	$18,473,971	$123,093	$46,297,690	$461,742	$64,771,662	$584,835

	December 31, 2014
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agency	$1,492,650	$6,543	$32,497,194	$947,819	$33,989,844	$954,362
Municipal securities	2,054,635	19,397	4,617,972	77,293	6,672,607	96,690
Mortgage backed securities	8,967,337	11,382	29,009,316	357,272	37,976,653	368,654
SBA loan pools	—	—	5,994,457	182,882	5,994,457	182,882
Total unrealized losses	$12,514,622	$37,322	$72,118,939	$1,565,266	$84,633,561	$1,602,588

As of both September 30, 2015 and December 31, 2014, we had 57 investment securities in an unrealized loss position greater than the 12 month time frame and 35 and 12 securities, respectively, in an unrealized loss position less than the 12 month time frame at September 30, 2015 and December 31, 2014.   We consider all unrealized losses on securities as of September 30, 2015 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of September 30, 2015, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

We have recorded from the sale of investment securities on two municipal bonds a net gain of $604, representing gross realized gains of $4,783 and gross realized losses of $4,179, for the three month period ending September 30, 2015.  Also, there were three municipal bonds that were called during the three month period ended September 30, 2015.   There were no sales of investment securities for the same three month period last year.  We have recorded a net gain of $65 thousand on investment securities for the nine months ending September 30, 2015.  The gain represents gross realized gains of $69 thousand and gross realized losses of $4 thousand on six municipal bonds that were called, one agency security that matured, one Small Business Administration (SBA) mortgage backed securities (MBS) that paid off and two municipal bonds sold during the nine months ending September 30, 2015.  We have recorded from the sale of investment securities a net gain of $130 thousand, representing gross realized gains of $239 thousand and gross realized losses $109 thousand, for the nine month period ending September 30, 2014.

We received $15.7 million and $40.1 million, respectively, in proceeds for sales, maturities or calls and principal pay-downs of investment securities for the nine month periods ending September 30, 2015 and 2014.  The net proceeds of these transactions for the nine months ended September 30, 2015 were used for $5.3 million new purchases of investment securities and remaining for new loan originations.

Contractual maturities and pledged securities at September 30, 2015 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify MBS based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
September 30, 2015	cost	value

Maturing
Within one year	$3,300,167	$3,303,806
Over one to five years	28,427,672	28,502,767
Over five to ten years	21,691,282	21,941,297
Over ten years	97,509,034	97,774,521
	$150,928,155	$151,522,391
Pledged securities	$40,793,492	$40,742,521

4.LOANS

Major classifications of loans held for investment are as follows:

	September 30, 2015			December 31, 2014
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$198,799,617	$25,873,897	$224,673,514	$192,723,718	$27,891,137	$220,614,855
Investment	289,572,119	35,024,749	324,596,868	208,766,058	41,624,825	250,390,883
Hospitality	90,559,043	8,062,522	98,621,565	76,342,916	8,319,644	84,662,560
Land and A&D	46,953,976	4,702,148	51,656,124	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien-Investment	62,479,229	18,549,169	81,028,398	49,578,862	24,185,571	73,764,433
First Lien-Owner Occupied	35,977,798	43,314,634	79,292,432	31,822,773	51,242,355	83,065,128
Residential Land and A&D	32,485,403	6,775,250	39,260,653	22,239,663	8,509,239	30,748,902
HELOC and Jr. Liens	22,648,628	2,486,649	25,135,277	20,854,737	3,046,749	23,901,486
Commercial and Industrial	105,536,024	6,996,166	112,532,190	98,310,009	9,694,782	108,004,791
Consumer	6,395,608	219,249	6,614,857	9,068,755	313,739	9,382,494
	891,407,445	152,004,433	1,043,411,878	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,365,000)	(88,714)	(4,453,714)	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,269,781	—	1,269,781	1,283,455	(9,923)	1,273,532
	$888,312,226	$151,915,719	$1,040,227,945	$746,989,617	$179,583,871	$926,573,488

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $699.5 million and $600.7 million at September 30, 2015 and December 31, 2014, respectively. This lending has involved loans secured by owner‑occupied commercial buildings for office, storage and warehouse space, as well as non‑owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan‑to‑value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one‑to‑four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At September 30, 2015, we had approximately $98.6 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $224.7 million and $211.5 million at September 30, 2015 and December 31, 2014. Although most of these loans are in our primary market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

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

The table below presents an age analysis of the loans held for investment portfolio at September 30, 2015 and December 31, 2014.

Age Analysis of Past Due Loans

	September 30, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$887,801,449	$150,133,152	$1,037,934,601	$746,375,748	$173,731,329	$920,107,077
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	1,149,985	—	1,149,985	—	—	—
Investment	—	—	—	—	572,565	572,565
Residential Real Estate:
First-Investment	291,980	—	291,980	297,221	189,739	486,960
First-Owner Occupied	—	100,031	100,031	—	1,423,752	1,423,752
Land and A&D	1,041,257	502,690	1,543,947	—	168,875	168,875
HELOC and Jr. Liens	—	—	—	—	87,703	87,703
Commercial	147,326	—	147,326	45,483	1,167,538	1,213,021
Consumer	0	—	0	—	9,308	9,308
Total 30-89 days past due	2,630,548	602,721	3,233,269	342,704	3,619,480	3,962,184
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—
Residential Real Estate:
First-Investment	—	—	—	—	—	—
First-Owner Occupied	—	214,083	214,083	—	305,323	305,323
Land and A&D	—	—	—	—	—	—
Commercial	202,528	—	202,528	—	—	—
Consumer	—	—	—	—	—	—
Total 90 or more days past due	202,528	214,083	416,611	—	305,323	305,323
Total accruing past due loans	2,833,076	816,804	3,649,880	342,704	3,924,803	4,267,507
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	14,274	55,091	69,365	1,849,685	55,707	1,905,392
Investment	—	—	—	—	—	—
Land and A&D	—	261,700	261,700	—	—	—
Residential Real Estate:						—
First-Investment	105,148	219,443	324,591	113,264	310,735	423,999
First-Owner Occupied	—	518,243	518,243	—	795,920	795,920
Land and A&D	—	—	—	—	795,300	795,300
Commercial	653,498	—	653,498	1,165,955	—	1,165,955
Consumer	—	—	—	120,641	—	120,641
Total Recorded Investment
Non-accruing loans:	772,920	1,054,477	1,827,397	3,249,545	1,957,662	5,207,207
Total Loans	$891,407,445	$152,004,433	$1,043,411,878	$749,967,997	$179,613,794	$929,581,791

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

The tables below present our impaired loans at and for the periods ended September 30, 2015 and December 31, 2014.

Impaired Loans

September 30, 2015

				Three months September 30, 2015		Nine Months Ended September 30, 2015
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$256,025	$256,025	$—	$256,025	$3,288	$259,218	$11,941
Investment	1,277,320	1,277,320	—	1,276,955	14,109	1,296,240	51,683
Residential Real Estate:
First-Investment	$105,148	$105,148	$—	$104,220	$—	330,106	$—
Commercial	653,498	653,498	—	650,402	—	2,746,639	—
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	332,023	332,023	206,517	332,023	4,789	366,641	17,859
Investment	14,274	14,274	14,274	14,895	—	37,783	—
Total legacy impaired	2,638,288	2,638,288	220,791	2,634,520	22,186	5,036,627	81,483

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	48,359	48,359	—	48,359	—	48,359	—
Residential Real Estate:
First-Owner Investment	197,449	197,449	—	196,759	—	1,186,738	—
First-Owner Occupied	978,172	978,172	—	984,724	3,823	1,959,483	9,436
Land and A&D	267,113	267,113	—	267,113	—	490,977	—
Commercial	81,081	81,081	—	81,081	1,043	83,049	3,355

With an allowance recorded:
Residential Real Estate:
First-Owner Investment	223,617	223,617	88,714	223,617	—	367,261	—
Commercial	—	—	—	—	—	—	—
Total acquired impaired	1,795,791	1,795,791	88,714	1,801,653	4,866	4,135,867	12,791
Total impaired	$4,434,079	$4,434,079	$309,505	$4,436,173	$27,052	$9,172,494	$94,274

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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  Restructured loans at September 30, 2015 consisted of three loans for $530 thousand compared to four loans at December 31, 2014 for $589 thousand.  We had one residential real estate loan that was modified as a TDR during the three and nine month periods ending September 30, 2015 for $228 thousand, and no loans modified as a TDR during the same three and nine month periods last year.  We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the three or nine month periods ending September 30, 2015.

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the nine months ended September 30, 2015 and 2014, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$(31,551)	$40,771
Accretion of fair value discounts	(62,154)	(845,170)
Reclassification from non-accretable	66,020	771,547
Balance at end of period	$(27,685)	$(32,852)

	Contractually
	Required Payments
	Receivable	Carrying Amount
At September 30, 2015	$8,967,694	$7,183,708
At December 31, 2014	10,658,840	7,994,604
At September 30, 2014	10,696,265	7,959,640
At December 31, 2013	12,482,792	8,742,777

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

The following tables outline the class of loans by risk rating at September 30, 2015 and December 31, 2014:

September 30, 2015	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$197,325,974	$23,317,589	$220,643,564
Investment	286,844,139	33,615,297	320,459,436
Hospitality	90,559,043	8,062,522	98,621,566
Land and A&D	44,271,973	4,367,809	48,639,782
Residential Real Estate:
First-Investment	61,206,394	17,293,591	78,499,985
First-Owner Occupied	35,898,729	40,157,475	76,056,203
Land and A&D	30,867,605	5,187,521	36,055,127
HELOC and Jr. Liens	21,331,398	2,486,649	23,818,047
Commercial	—	5,841,263	5,841,263
Consumer	110,968,080	219,249	111,187,329
	879,273,335	140,548,967	1,019,822,303
Special Mention (6)
Commercial Real Estate:
Owner Occupied	349,523	1,926,217	2,275,740
Investment	1,029,530	657,527	1,687,057
Hospitality	—	—	—
Land and A&D	2,682,003	334,338	3,016,341
Residential Real Estate:
First-Investment	876,834	637,308	1,514,142
First-Owner Occupied	79,069	2,040,848	2,119,917
Land and A&D	1,617,798	675,482	2,293,279
HELOC and Jr. Liens	6,352	—	6,352
Commercial	1,288,910	198,578	1,487,488
Consumer	—	—	—
	7,930,018	6,470,298	14,400,316
Substandard (7)
Commercial Real Estate:
Owner Occupied	1,124,119	630,091	1,754,210
Investment	1,698,450	751,925	2,450,375
Hospitality	—	—	—
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	396,001	618,269	1,014,270
First-Owner Occupied	—	1,116,312	1,116,312
Land and A&D	—	912,247	912,247
HELOC and Jr. Liens	—	—	—
Commercial	985,522	956,324	1,941,845
Consumer	—	—	—
	4,204,092	4,985,168	9,189,259
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$891,407,445	$152,004,433	$1,043,411,878

December 31, 2014	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$189,360,330	$24,816,057	$214,176,387
Investment	205,395,067	40,023,958	245,419,025
Hospitality	76,342,916	8,319,644	84,662,560
Land and A&D	37,227,339	4,419,829	41,647,168
Residential Real Estate:
First-Investment	48,263,092	22,746,166	71,009,258
First-Owner Occupied	31,740,158	47,472,349	79,212,507
Land and A&D	20,601,936	6,396,128	26,998,064
HELOC and Jr. Liens	20,847,571	3,046,749	23,894,320
Commercial	94,818,009	6,847,628	101,665,637
Consumer	9,272,091	313,739	9,585,830
	733,868,509	164,402,247	898,270,756
Special Mention (6)
Commercial Real Estate:
Owner Occupied	357,092	2,444,375	2,801,467
Investment	1,731,771	846,789	2,578,560
Hospitality	—	—	—
Land and A&D	3,033,167	365,924	3,399,091
Residential Real Estate:
First-Investment	1,202,506	649,375	1,851,881
First-Owner Occupied	82,616	2,367,157	2,449,773
Land and A&D	1,637,727	710,163	2,347,890
HELOC and Jr. Liens	7,166	—	7,166
Commercial	2,147,102	1,871,103	4,018,205
Consumer	—	—	—
	10,199,147	9,254,886	19,454,033
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,006,294	630,707	3,637,001
Investment	1,315,243	754,079	2,069,322
Hospitality	—	—	—
Land and A&D	—	—	—
Residential Real Estate:
First-Investment	113,264	790,030	903,294
First-Owner Occupied	—	1,402,848	1,402,848
Land and A&D	—	1,402,947	1,402,947
HELOC and Jr. Liens	—	—	—
Commercial	1,344,899	976,050	2,320,949
Consumer	120,641	—	120,641
	5,900,341	5,956,661	11,857,002
Doubtful (8)	—	—	—
Loss (9)	—	—	—

Total	$749,967,997	$179,613,794	$929,581,791

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2015 and 2014.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
Three Months Ended September 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$873,048	$2,775,654	$756,120	$31,090	$4,435,912
General provision for loan losses	102,642	96,069	70,467	(5,583)	263,595
Recoveries	600	—	41,446	7,243	49,289
	976,290	2,871,723	868,033	32,750	4,748,796
Loans charged off	(29,743)	—	(265,339)	—	(295,082)
Ending Balance	$946,547	$2,871,723	$602,694	$32,750	$4,453,714

		Commercial	Residential
Nine Months Ended September 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
General provision for loan losses	474,753	313,335	241,507	(118,611)	910,984
Recoveries	2,142	20	96,531	55,304	153,997
	1,173,266	2,871,723	1,265,033	36,794	5,346,816
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$946,547	$2,871,723	$602,694	$32,750	$4,453,714
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$206,517	$14,274	$—	$—	$220,791
Other loans not individually evaluated	740,030	2,857,449	513,980	32,750	4,144,209
Acquired Loans:
Individually evaluated for impairment	—	—	88,714	—	88,714
Ending balance	$946,547	$2,871,723	$602,694	$32,750	$4,453,714

		Commercial	Residential
Three Months Ended September 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$674,375	$4,861,232	$721,188	$67,788	$6,324,583
General provision for loan losses	(91,327)	17,763	678,085	(6,648)	597,873
Provision for loan losses for loans acquired with deteriorated credit quality	—	(42,739)	—	—	(42,739)
Recoveries	1,524	21	7,161	7,115	15,821
	584,572	4,836,277	1,406,434	68,255	6,895,538
Loans charged off	—	(2,680,026)	(322,682)	(20,633)	(3,023,341)
Ending Balance	$584,572	$2,156,251	$1,083,752	$47,622	$3,872,197

		Commercial	Residential
Nine Months Ended September 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	85,285	1,306,924	935,162	63,681	2,391,052
Provision for loan losses for loans acquired with deteriorated credit quality	—	(40,123)	18,254	—	(21,869)
Recoveries	6,236	81	43,431	15,593	65,341
	586,572	4,836,277	1,838,081	102,807	7,363,737
Loans charged off	(2,000)	(2,680,026)	(754,329)	(55,185)	(3,491,540)
Ending Balance	$584,572	$2,156,251	$1,083,752	$47,622	$3,872,197
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,515	$—	$—	$30,160	$189,675
Other loans not individually evaluated	425,057	2,156,251	1,083,752	17,462	3,682,522
Acquired Loans:
Individually evaluated for impairment	—	—	—	—	—
Ending balance	$584,572	$2,156,251	$1,083,752	$47,622	$3,872,197

Our recorded investment in loans at September 30, 2015 and 2014 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
September 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$332,023	$14,274	$—	$—	$346,297
Individually evaluated for impairment without specific reserve	653,498	1,533,345	105,148	—	2,291,991
Other loans not individually evaluated	104,550,503	624,337,136	153,485,910	6,395,608	888,769,157
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	223,617	—	223,617
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	81,081	48,359	1,442,734	—	1,572,174
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	6,915,085	73,614,957	69,459,351	219,249	150,208,642
Ending balance	$112,532,190	$699,548,071	$224,716,760	$6,614,857	$1,043,411,878

		Commercial	Residential
September 30, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$380,195	$—	$—	$120,641	$500,836
Individually evaluated for impairment without specific reserve	990,649	3,441,281	115,067	—	4,273,700
Other loans not individually evaluated	97,044,603	470,864,037	117,630,295	9,519,563	695,058,498
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	—	—	—
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	84,145	55,912	1,743,771	—	1,883,828
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	8,965,882	84,155,740	91,517,013	383,187	185,021,822
Ending balance	$107,465,474	$558,516,970	$211,006,146	$10,023,391	$886,738,684

5.OTHER REAL ESTATE OWNED

At September 30, 2015 and December 31, 2014, the fair value of other real estate owned was $1.9 million and $2.5 million, respectively.  As a result of the acquisitions of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

The following outlines the transactions in other real estate owned during the period.

Nine Months Ended September 30, 2015	Legacy	Acquired	Total
Beginning balance	$475,291	$1,976,629	$2,451,920
Real estate acquired through foreclosure of loans	—	820,725	820,725
Additional write down of real estate owned	(50,290)	(94,875)	(145,165)
Sales/deposit on sales	—	(1,149,640)	(1,149,640)
Net realized gain (loss) on sale of real estate owned	—	(29,214)	(29,214)
Ending balance	$425,000	$1,523,625	$1,948,625

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable.  At September 30, 2015, residential foreclosures classified as other real estate owned totaled $961 thousand.  Loans secured by residential real estate in process of foreclosure totaled $518 thousand at September 30, 2015 compared to $2.5 million at December 31, 2014.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average number of shares	10,544,357	10,785,881	10,655,375	10,783,818
Dilutive average number of shares	10,685,306	10,921,555	10,792,821	10,937,720

7.STOCK BASED COMPENSATION

For the three months ended September 30, 2015 and 2014, we recorded stock-based compensation expense of $118,176 and $71,280, respectively.  For the nine months ended September 30, 2015 and 2014, we recorded stock-based compensation expense of $300,243 and $269,362, respectively.  At September 30, 2015, there was $721,921 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.5 years. As of September 30, 2015, there were 393,869 shares remaining available for future issuance under the equity incentive plans. The officers exercised 32,000 options during the nine month period ended September 30, 2015 compared to no options exercised for the nine months ended September 30, 2014.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to December 31, 2014, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2014.  During the nine months ended September 30, 2015 and 2014, we granted 50,597 and 50,759 stock options, respectively.  The weighted average grant date fair value of these 2015 stock options is $5.09 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the nine months ended September 30, 2015 and 2014, we granted 30,726 and 8,257 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $15.31 at September 30, 2015. There were no restricted shares forfeited during the nine month periods ending September 30, 2015 and 2014.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement.  The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than Level 1 prices.  Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.  We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For the nine months ended September 30, 2015 and year ended December 31, 2014, there were no transfers between levels.

At September 30, 2015, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, mortgage-backed securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items.  These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source.  We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2015 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
U.S. Treasury securities	$3,003	$3,003	$—	$—	$—
U.S. government agency	36,942	—	36,942	—	—
Municipal securities	39,090	—	39,090	—	—
FHLMC MBS	19,603	—	19,603	—	—
FNMA MBS	18,607	—	18,607	—	—
GNMA MBS	29,521	—	29,521	—	—
SBA loan pools	4,756	—	4,756	—	—
Total recurring assets at fair value	$151,522	$3,003	$148,519	$—	$—

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
U.S. Treasury securities	$3,006	$3,006	$—	$—	$—
U.S. government agency	37,656	—	37,656	—	—
Municipal securities	43,546	—	43,546	—	—
FHLMC MBS	20,471	—	20,471	—	—
FNMA MBS	17,867	—	17,867	—	—
GNMA MBS	33,139	—	33,139	—	—
SBA loan pools	5,995	—	5,995	—	—
Total recurring assets at fair value	161,680	3,006	158,674	—	—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At September 30, 2015 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$2,417	$—	$—	$2,417
Acquired:	1,707	—	—	1,707
Total Impaired Loans	4,124	—	—	4,124

Other real estate owned:
Legacy:	425	—	—	425
Acquired:	1,524	—	—	1,524
Total other real estate owned:	1,949	—	—	1,949

Total	$6,073	$—	$—	$6,073

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,805	$—	$—	$4,805
Acquired:	2,242	—	—	2,242
Total Impaired Loans	7,047	—	—	7,047

Other real estate owned:
Legacy:	475	—	—	$475
Acquired:	1,977	—	—	1,977
Total other real estate owned:	2,452	—	—	2,452

Total	$9,499	$—	$—	$9,499

As of September 30, 2015 and December 31, 2014, we estimated the fair value of impaired assets using Level 3 inputs to be $6.1  million and $9.5 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 50%.  As a result of the acquisition of Maryland Bankcorp and WSB Holdings, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T and WSB or obtained as a result of loans originated by MB&T and WSB (acquired).

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

	September 30, 2015 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$30,617	$30,617	$30,617	$—	$—
Loans receivable, net	1,040,228	1,046,511	—	—	1,046,511
Loans held for sale	5,264	5,445	—	5,445	—
Investment securities available for sale	151,522	151,522	3,003	148,519	—
Equity Securities at cost	3,672	3,672	—	3,672	—
Bank Owned Life Insurance	32,072	32,072	—	32,072	—
Accrued interest receivable	3,224	3,224	—	660	2,564

Liabilities:
Deposits:
Non-interest-bearing	279,339	279,339	—	279,339	—
Interest bearing	811,186	814,237	—	814,237	—
Short term borrowings	85,696	85,696	—	85,696	—
Long term borrowings	5,904	5,904	—	5,904	—
Accrued Interest payable	358	358	—	358	—

	December 31, 2014 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$25,405	$25,405	$25,405	$—	$—
Loans receivable, net	926,573	935,397	—	—	935,397
Loans held for sale	4,548	4,754	—	4,754	—
Investment securities available for sale	161,680	161,680	3,006	158,674	—
Equity Securities at cost	5,812	5,812	—	5,812	—
Bank Owned Life Insurance	31,430	31,430	—	31,431	—
Accrued interest receivable	3,218	3,218	—	883	2,335

Liabilities:
Deposits:
Non-interest-bearing	260,914	260,914	—	260,914	—
Interest bearing	754,826	760,503	—	760,503	—
Short term borrowings	61,003	61,003	—	61,003	—
Long term borrowings	5,987	5,987	—	5,987	—
Accrued Interest payable	266	266	—	266	—

9.SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to the Bank’s customers, federal funds purchased and advances from the FHLB.

Securities Sold Under Agreements to Repurchase

To support the $33.2 million in repurchase agreements at September 30, 2015, we have provided collateral in the form of investment securities.  At September 30, 2015, we have pledged $40.8 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnights repurchase agreements and deposits.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  We monitor collateral levels on a continuous basis.  We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels.  We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  We have the right to sell or re-pledge the investment securities.  For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement.  The repurchase agreements totaling $33.2 million mature daily and will remain fully collateralized until the account has been closed or terminated.

10.REGAL ACQUISITION

On August 5, 2015, Old Line Bancshares entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regal Bancorp, Inc., a Maryland corporation (“Regal”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Regal will merge with and into Old Line Bancshares,, with Old Line Bancshares continuing as the surviving entity (the “Merger”). Immediately following the consummation of the Merger, Regal Bank & Trust, a trust company with commercial banking powers chartered under the laws of the State of Maryland and wholly-owned subsidiary of Regal (“Regal Bank”), will merge with and into Old Line Bank, with Old Line Bank continuing as the surviving entity. The Merger Agreement was approved by the Board of Directors of each of Old Line and Regal. Regal stockholders may seek appraisal rights as objecting stockholders under Maryland law.

Subject to the terms and conditions of the Merger Agreement, upon completion of the Merger, holders of Regal common stock will have the right to receive either 0.7718 shares (the “Exchange Ratio”) of Old Line Bancshares common stock or $12.68 in cash for each share of Regal common stock they own, for aggregate consideration of approximately $5.6 million, and holders of Regal preferred stock will have the right to receive $2.00 in cash for each share of Regal preferred stock they own, or an aggregate of approximately $1.0 million. At least 50% of the shares of Regal common stock will be exchanged for shares of Old Line common stock with the remainder being exchanged for cash in the Merger, depending on the elections of Regal stockholders in this regard and any adjustment necessary to ensure that the Merger is considered a tax-free reorganization for Federal tax purposes. The Exchange Ratio is subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving Old Line common stock.

The acquisition will increase Old Line Bancshares’ total assets by more than $133 million for total assets immediately after closing of approximately $1.5 billion.  Old Line has received regulatory approvals and is awaiting Regal stockholder approval for the merger to proceed and plans to complete the merger on December 4, 2015.

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $429 thousand investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 98% of this building for our main office and operate a branch of Old Line Bank from this address.

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

Summary of Recent Performance and Other Activities

Net loans held–for-investment increased $113.7 million and deposits increased $74.8 million during the nine months ending September 30, 2015.  Our net income available to common stockholders increased $1.4 million, or 78.38%, to $3.1 million for the three months ended September 30, 2015, compared to net income of $1.7 million for the three months ended September 30, 2014.  Earnings were $0.30 per basic and $0.29 per diluted common share for the three months ended September 30, 2015, compared to $0.16 per basic and diluted common share for the same period in 2014.  The increase in net income is primarily the result of a $1.6 million increase in net interest income, a $292 thousand decrease in the provision for loan losses and a $582 thousand increase in non-interest income, partially offset by a $122 thousand increase in non-interest expenses.  Net income was $8.4 million for the nine months ended September 30, 2015, compared with $5.3 million for the same nine month period last year, an increase of $3.1 million, or 58.27%.  Earnings were $0.80 per basic and $0.78 per diluted common share for the nine months ended September 30, 2015 compared to $0.50 per basic share and $0.49 per diluted common share for the same period last year.  The increase in net income is primarily the result of increases of $3.2 million in net interest income and $615 thousand in non-interest income and a decrease of $1.5 million in the provision for loan losses.  The current year decrease in the provision for loan losses is primarily attributable to the impact on 2014 of one large commercial credit that was sold at foreclosure.

The following highlights contain additional financial data and events that have occurred during the three and nine months ended September 30, 2015:

•

Net loans held-for-investment increased $31.7 million, or 3.15%, and $113.7 million, or 12.27%, for the three and nine months ended September 30, 2015, to $1.0 billion at September 30, 2015 compared to $926.6 million at December 31, 2014, as a result of organic growth within our surrounding market area.

•	Total assets increased $103.9 million, or 8.46%, since December 31, 2014.
•	Non-performing assets decreased to 0.36% of total assets at September 30, 2015 compared to 0.65% at December 31, 2014.
•

The net interest margin during the three months ended September 30, 2015 was 4.07% compared to 3.97% for the same period in 2014.  Total yield on interest earning assets increased to 4.49% for the three months ending September 30, 2015, compared to 4.33% for the same three month period last year.  Interest expense as a percentage of total interest-bearing liabilities was 0.55% for the three months ended September 30, 2015 compared to 0.47% for the same three month period of 2014.

•

The net interest margin for the nine months ended September 30, 2015 was 4.12% compared to 4.18% for the same nine month period in 2014.  Total yield on interest earning assets decreased to 4.52% for the nine months ending September 30, 2015, compared to 4.58% for the same nine month period last year.  Interest expense as a percentage of total interest-bearing liabilities increased to 0.53% for the nine months ended September 30, 2015 compared to 0.49% for the same nine month period of 2014.

•

The third quarter Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.93% and 8.87%, respectively, compared to ROAA and ROAE of 0.57% and 5.22%, respectively, for the third quarter of 2014.

•

The ROAA and ROAE were 0.88% and 8.21%, respectively, for the nine months ended September 30, 2015 compared to ROAA and ROAE of 0.60% and 5.53%, respectively, for the nine months ending September 30, 2014.

•	Total deposits grew by $74.8 million, or 7.37%, since December 31, 2014.
•	We ended the third quarter of 2015 with a book value of $13.13 per common share and a tangible book value of $12.02 per common share compared to $12.51 and $11.38, respectively, at December 31, 2014.
•	We maintained liquidity and by all regulatory measures remained “well capitalized.”

•

On February 25, 2015, Old Line Bancshares, Inc.’s board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock.  As of September 30, 2015, 339,237 shares have been repurchased at an average price of $15.73 per share.

•

On August 5, 2015, Old Line Bancshares entered into the Merger Agreement with Regal, which provides for the  merger of Regal with and into Old Line Bancshares, with Old Line Bancshares continuing as the surviving entity (the “Merger”). Immediately following the consummation of the Merger, Regal Bank, will merge with and into Old Line Bank, with Old Line Bank continuing as the surviving bank. We will pay to Regal’s common stockholders cash and shares of our common stock in an aggregate amount of approximately $5.6 million and Regal’s preferred stockholders approximately $1.0 million in the Merger, which we expect to close on or about December 4, 2015, subject to receipt of Regal’s stockholders approval; Regal’s stockholders are scheduled to vote on approval of the Merger Agreement and the Merger on November 20, 2015.  The Merger will increase our total assets to approximately $1.5 billion immediately after closing.

The following summarizes the highlights of our financial performance for the three and nine month periods ended September 30, 2015 compared to same periods in 2014 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change

Net income available to common stockholders	$3,112	$1,745	$1,367	78.34%
Interest income	13,007	11,118	1,889	16.99
Interest expense	1,259	963	296	30.74
Net interest income before provision for loan losses	11,748	10,155	1,593	15.69
Provision for loan losses	264	555	(291)	(52.43)
Non-interest income	1,843	1,262	581	46.04
Non-interest expense	8,608	8,486	122	1.44
Average total loans	1,036,066	897,381	138,685	15.45
Average interest earning assets	1,188,185	1,054,114	134,071	12.72
Average total interest bearing deposits	813,732	776,033	37,699	4.86
Average non-interest bearing deposits	278,650	247,346	31,304	12.66
Net interest margin	4.07%	3.97%		2.52
Return on average equity	8.91%	5.22%		70.69
Basic earnings per common share	$0.30	$0.16	$0.14	87.50
Diluted earnings per common share	0.29	0.16	0.13	81.25

	Nine months ended September 30,
	(Dollars in thousands)
	2015	2014	$ Change	% Change

Net income available to common stockholders	$8,467	$5,350	$3,117	58.26%
Interest income	37,829	34,107	3,722	10.91
Interest expense	3,486	2,981	505	16.94
Net interest income before provision for loan losses	34,343	31,126	3,217	10.34
Provision for loan losses	911	2,369	(1,458)	(61.54)
Non-interest income	5,180	4,565	615	13.47
Non-interest expense	26,054	25,997	57	0.22
Average total loans	998,243	871,168	127,075	14.59
Average interest earning assets	1,156,070	1,037,177	118,893	11.46
Average total interest bearing deposits	784,116	765,541	18,575	2.43
Average non-interest bearing deposits	270,392	236,909	33,483	14.13
Net interest margin (1)	4.12%	4.18%		(1.44)
Return on average equity	8.21%	5.53%		48.46
Basic earnings per common share	$0.80	$0.50	$0.30	60.00
Diluted earnings per common share	0.78	0.49	0.29	59.18

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

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace.  For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers.  We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings and the pending Regal merger as discussed above, which we believe this a good opportunity to expand our footprint and develop new loan and deposit relationships. We believe the Regal acquisition is a great opportunity to generate increased earnings and to increase returns for the stockholders of both entities, and to enter new markets in Baltimore and Carroll Counties.

Although the current economic climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington, D.C. market, including through the branches we acquired in the WSB acquisition and the attendant increased penetration into the Charles, Prince George’s and Anne Arundel County markets and the branches we intend to acquire in the Regal acquisition as discussed above.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that the weak job market and growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.   We believe that we are well positioned to capitalize on the opportunities that may become available in the current economy as well as a healthier economy.

If the Federal Reserve maintains the federal funds rate at current levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during the remainder of 2015 and continuing into 2016.  As a result of this growth, we expect that net interest income will continue to increase during the remainder of 2015 and continuing into 2016, although there can be no guarantee that this will be the case.

We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2014, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans.  There have been no material changes in our critical accounting policies during the nine months ended September 30, 2015.

Results of Operations for the Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014.

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

Net interest income before provision for loan losses for the three months ended September 30, 2015 increased $1.6 million, or 15.69%, to $11.7 million from $10.2 million for the same period in 2014.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income resulting primarily from an increase in the volume of our average loans,  partially offset by an increase in interest expense resulting primarily from an increase in the average balance of and the rate on our average interest-bearing liabilities.  The net effect of fair value accretion/amortization on acquired loans affects the net interest income, primarily due to payoffs on such acquired loans.  Payoffs during the three months ended September 30, 2015 contributed an 18 basis point increase in interest income, as compared to negative nine basis points for the three month ending September 30, 2014.  The fair value accretion recorded on acquired deposits affects interest expense.  The benefit from accretion on such deposits decreased by four basis points as compared to the same three month period of 2014.  Average interest earning assets increased $134.1 million, as a result of strong loan growth, partially offset by a decrease in our investment securities.  Average interest-bearing liabilities increased $86.1 million for the three months ended September 30, 2015 compared to three months ended September 30, 2014.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $1.9 million, or 16.99%, to $13.0 million during the three months ended September 30, 2015 compared to $11.1 million during the three months ended September 30, 2014, as a result of an increase in interest and fees on loans,  partially offset by a decrease in the interest earned on investment securities.   The increase in interest and fees on loans is the result of a $138.7 million increase in our average loans for the three months ended September 30, 2015 compared to the same period in 2014 and, to a lesser extent, an increase in the average yield on net loans due to an increase in the yield on mortgage loans partially offset by decreases in the yield on other loans. The average yield on net loans increased to 4.77% for the three months ended September 30, 2015 from 4.57% during the three months ended September 30, 2014 due to the higher level of accretion on acquired loans which was partially offset by lower yields on newly originated loans.  We increased interest income and net interest income by growing our total average interest earning assets by $134.1 million or 12.72% to $1.2 billion for the three months ended September 30, 2015 from $1.1 billion for the three months ended September 30, 2014.  The increase in total interest earning assets is due to organic loan growth.    Accretion on acquired loans also contributed to interest income and net interest income.  The decrease in interest earned on investment securities is a result of decreases in both the average balance of investment securities and the yield on these assets.  The average balance of investment securities decreased by $4.3 million, or 2.7% to $154.9 million during the three months ended September 30, 2015 from $159.3 million during the same period last year, and the average yield decreased to 2.56% during the three months ended September 30, 2015 from 2.94% during the same period in 2014.    The decrease in the average amount and yield of our investment securities is due to the calls and sales on five municipal securities and one MBS that paid off during the quarter ended September 30, 2015,  allowing cash flow from these calls, maturities and scheduled payments to be reinvested in investment securities and loans.

Total interest expense increased $296 thousand, or 30.74%, to $1.3 million during the three months ended September 30, 2015 from $963 thousand for the same period in 2014, as a result of the increases in the average balance of and to a lesser extent the average rate paid on of interest bearing liabilities.  The average rate paid on interest bearing deposits increased to 0.55% during the three months ended September 30, 2015 from 0.44% the same three month period last year, primarily due to the increase in the rates offered on other time deposits. The average interest rate paid on all interest bearing liabilities increased to 0.55% during the three months ended September 30, 2015 compared to 0.47% during the three months ended September 30, 2014.   Average interest bearing liabilities increased $86.1 million, or 10.57%, to $901.2 million for the three months ended September 30, 2015 from $815.1 million for the three months ended September 30, 2014, primarily as a result of increases of  $48.4 million, or  124.05% in our average borrowings and $37.7 million, or 4.86%, in our average interest bearing deposits for the three months ending September 30, 2015 compared to the same three months last year.

The increase in our average borrowings is due to additional liquidity needed to fund new loan originations.  Also, during the quarter ended September 30, 2015,  we had a temporary withdrawal on a business deposit account for $50 million. The account holder has re-deposited the full amount of the withdrawal; however, the temporary withdrawal as well as an increase of $31.6 million in new loan originations increased our average borrowings.  These borrowings were in the form of short term advances from the Federal Home Loan Bank (FHLB).

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $31.3 million to $278.7 million for the three months ended September 30, 2015, compared to $247.3 million for the three months ended September 30, 2014.

Our net interest margin was 4.07% for the three months ended September 30, 2015 compared to 3.97%  for the three months ended September 30, 2014.  The yield on average interest earning assets increased 16 basis points for the period from 4.33% for the quarter ended September 30, 2014 to 4.49% for the quarter ended September 30, 2015.  The increase is due to an increase on the interest earned on loans, partially offset by a decrease in the yield on our investment securities.  The increase is primarily due to accretion on acquired loans partially offset by lower yields on newly originated loans.    We have been able to maintain our core net interest margin over the past year even though the prolonged low interest rate environment has resulted in downward pressure on asset yields. Our growth in loans continues to result in favorable volume component change and overall change.

During the three months ended September 30, 2015 and 2014, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by  $734 thousand for the period ended September 30, 2015, as compared to the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended September 30,
	2015		2014
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$18,940	0.01%	$(16,219)	(0.01)%
Mortgage loans	514,073	0.17	(278,619)	(0.10)
Consumer loans	3,771	—	4,209	—
Interest bearing deposits	38,091	0.01	131,837	0.05
Total accretion (amortization)	$574,875	0.19%	$(158,792)	(0.06)%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact.  The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended September 30, 2015 and 2014, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2015			2014
	Average			Average
Three months ended September 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$1,311,776	$175	0.05%	$3,865,882	$1,611	0.17%
Interest bearing deposits (1)	442,661	4	—	30,391	6	0.08
Investment securities (1)(2)
U.S. Treasury	3,000,268	2,811	0.37	3,000,977	2,820	0.37
U.S. government agency	36,891,125	135,269	1.45	37,959,257	145,791	1.52
Mortgage backed securities	70,915,487	312,067	1.75	70,378,141	347,831	1.96
Municipal securities	39,726,531	478,305	4.78	43,616,473	611,325	5.56
Other equity securities	4,398,188	70,034	6.32	4,304,196	70,709	6.52
Total investment securities	154,931,599	998,486	2.56	159,259,044	1,178,476	2.94
Loans(1)
Commercial	140,498,806	1,419,872	4.01	129,572,839	1,331,121	4.08
Mortgage real estate	887,752,347	10,929,306	4.88	757,040,877	8,849,065	4.64
Consumer	7,815,339	95,598	4.85	10,767,656	147,822	5.45
Total loans	1,036,066,492	12,444,776	4.77	897,381,372	10,328,008	4.57
Allowance for loan losses	4,567,326	—		6,422,492	—
Total loans, net of allowance	1,031,499,166	12,444,776	4.79	890,958,880	10,328,008	4.60
Total interest earning assets(1)	1,188,185,202	13,443,441	4.49	1,054,114,197	11,508,101	4.33
Non-interest bearing cash	39,141,171			42,071,667
Premises and equipment	33,848,252			34,523,649
Other assets	65,889,653			74,676,238
Total assets(1)	1,327,064,278			1,205,385,751
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	92,585,576	28,397	0.12	90,004,090	36,013	0.16
Money market and NOW	343,918,117	204,528	0.24	329,881,113	194,140	0.23
Other time deposits	377,227,938	885,166	0.93	356,147,628	620,811	0.69
Total interest bearing deposits	813,731,631	1,118,091	0.55	776,032,831	850,964	0.44
Borrowed funds	87,448,890	141,009	0.64	39,031,131	111,693	1.14
Total interest bearing liabilities	901,180,521	1,259,100	0.55	815,063,962	962,657	0.47
Non-interest bearing deposits	278,650,167			247,346,466
	1,179,830,688			1,062,410,428
Other liabilities	8,422,924			10,072,582
Non-controlling interest	256,636			262,435
Stockholders’ equity	138,554,030			132,640,306
Total liabilities and stockholders’ equity	$1,327,064,278			$1,205,385,751
Net interest spread(1)			3.93			3.86
Net interest margin(1)		$12,184,341	4.07%		$10,545,444	3.97%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended September 30, 2015 and 2014.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended September 30,
	2015 compared to 2014
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(1,438)	$(731)	$(707)
Interest bearing deposits	(2)	(11)	9
Investment Securities(1)
U.S. treasury	161	162	(1)
U.S. government agency	(10,522)	(710)	(9,812)
Mortgage backed securities	(35,764)	(38,401)	2,637
Municipal securities	(133,220)	(65,115)	(68,105)
Other	(675)	(258)	(417)
Loans:(1)
Commercial	88,751	(15,864)	104,615
Mortgage	2,080,241	561,775	1,518,466
Consumer	(52,224)	(14,854)	(37,370)
Total interest revenue (1)	1,935,308	425,993	1,509,315

Interest bearing liabilities
Savings	(7,616)	(8,623)	1,007
Money market and NOW	10,388	2,057	8,331
Other time deposits	264,355	225,752	38,603
Borrowed funds	29,316	(64,500)	93,816
Total interest expense	296,443	154,686	141,757

Net interest income(1)	$1,638,865	$271,307	$1,367,558

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

Provision for Loan Losses.  The provision for loan losses for the three months ended September 30, 2015 was $264 thousand, a decrease of $291 thousand,  or 52.52% compared to $555 thousand for the three months ended September 30, 2014.  The decrease for the three month period is the result of continued improvements in our asset quality.

Management identified probable losses in the loan portfolio and recorded charge-offs of $295 thousand for the three months ended September 30, 2015,  or 52.52%, compared to $3.0 million for the three months ended September 30, 2014.   Recoveries of $49 thousand were recognized for the three months ending September 30, 2015 compared to $16 thousand for the same three month period in 2014.

The allowance for loan losses to gross loans held-for-investment was 0.43% and 0.46%, and the non-accrual loans to the allowance for loan losses was 41.03% and 121.61%, at September 30, 2015 and December 31, 2014, respectively.  The decrease in the allowance for loan losses as a percentage of gross loans held-for-investment was the result of the decrease in our classified substandard and special mention loans.    The decrease in the allowance for loan losses to non-accrual loans is primarily the result of a reduction in our non-accrual loans.

Non-interest Income.  Non-interest income totaled $1.8 million for the three months ended September 30, 2015, an increase of $581 thousand, or 46.04%, from the corresponding period of 2014 amount of $1.3 million.

The following table outlines the changes in non-interest income for the three month periods.

	Three months ended
	September 30,
	2015	2014	$ Change	% Change
Service charges on deposit accounts	$442,225	$483,865	$(41,640)	(8.61)
Gain on sale of investment securities	604	—	604	—
Earnings on bank owned life insurance	250,950	248,259	2,691	1.08
Rental income	202,091	198,844	3,247	1.63
Income on marketable loans	457,613	129,498	328,115	253.37
Other fees and commissions	490,015	201,869	288,146	142.74
Total non-interest revenue	$1,843,498	$1,262,335	$581,163	46.04

Non-interest income increased primarily as a result of increases in income on marketable loans and other fees and commissions, offsetting a  decrease in service charges on deposit accounts.

The residential mortgage division increased the income on marketable loans due to the gains recorded on the sale of $23.4 million in residential mortgage loans sold in the secondary market compared to $16.2 million for the same three month period last year.  Also included in income on marketable loans is income recognized on loans that have rate lock agreements for loans sold in the secondary market.  Other fees and commissions increased primarily due to gains of $153 thousand as a result of selling our credit card portfolio and $123 thousand in pre-payment penalties received on loans that paid off before their maturity date during the third quarter of 2015, for which there was no comparable income during the same period last year.  Service charges on deposit accounts decreased as a result of lower overdraft and ATM fees compared to the same three month period last year.

Non-interest Expense.  Non-interest expense increased $122 thousand, or 1.43%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

The following chart outlines the changes in non-interest expenses for the period.

	Three months ended
	September 30,
	2015	2014	$ Change	% Change
Salaries and benefits	$4,407,726	$4,559,711	$(151,985)	(3.33)
Occupancy and equipment	1,478,740	1,367,808	110,932	8.11
Data processing	350,941	368,717	(17,776)	(4.82)
FDIC insurance and State of Maryland assessments	241,634	229,785	11,849	5.16
Core deposit premium	193,960	212,970	(19,010)	(8.93)
(Gain) loss on sale of other real estate owned	(114,709)	(260,533)	145,824	(55.97)
OREO expense	158,983	159,238	(255)	(0.16)
Director Fees	160,800	117,800	43,000	36.50
Network services	162,516	189,329	(26,813)	(14.16)
Telephone	163,184	172,963	(9,779)	(5.65)
Other operating	1,403,933	1,368,278	35,655	2.61
Total non-interest expenses	$8,607,708	$8,486,066	$121,642	1.43

The increase in non-interest expenses during the three months ended September 30, 2015, as compared to the same period of 2014, was mainly attributable due to the decrease in the gain the sale of other real estate owned and an increase in occupancy and equipment expense, partially offset by a decrease in salaries and benefits.  Earnings on the sale of other real estate owned decreased during the three month period ending September 30, 2015, with gains of $115 thousand on an acquired property that was previously charged off compared to gains of $261 thousand on the sale of four properties for the same three month period last year.  Occupancy and equipment expenses increased as a result of additional space at our Rockville location and additional space occupied by Old Line Bank at the Pointer Ridge location for our support staff.  Salaries and benefits decreased approximately $152 thousand due to lower costs associated with loan origination fees for the 2015 period compared to the same period last year.

Income Taxes.  We had an income tax expense of $1.6 million  (34.02% of pre-tax income) for the three months ended September 30, 2015 compared to an income tax expense of $636 thousand  (26.78% of pre-tax income) for the same period in 2014.  The effective tax rate increased due to an increase in our taxable income related to loan interest and a decline in interest on tax exempt municipal securities as a percentage of total pre-tax income compared to the same period last year.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $3.1 million or $0.30 per basic and $0.29 per diluted common share for the three month period ending September 30, 2015 compared to $1.7 million, or $0.16 per basic and diluted common share, for the same period in 2014.  The increase in net income available to common stockholders for the 2015 period was primarily the result of the increases of $1.6 million in net interest income and $581 thousand in non-interest income and a $292 thousand decrease in the provision for loan losses, partially offset by an increase of $122 thousand in non-interest expenses.

Results of Operations for the nine months ended September 30, 2015 compared to nine months ended September 30, 2014.

Net Interest Income.  Net interest income before provision for loan losses for the nine months ended September 30, 2015 increased $3.2 million or 10.34% to $34.3 million from $31.1  million for the same period in 2014.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was primarily the result of an increase in total interest income resulting from an increase in average interest earning assets, partially offset by a decrease in yield on such assets and an increase in the both the volume and rate on our interest bearing liabilities.  Average interest earning assets compared to the same nine month period last year increased $118.9 million primarily due to organic loan growth, partially offset by a decrease in investment securities.  A competitive rate environment and re-pricing of our loan portfolio resulted in decreases in the yield on interest earning assets to 4.52%  during the nine months ended September 30, 2015, compared to 4.58% for the nine months ended September 30, 2014.  Average interest-bearing liabilities increased $67.3 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The rate on such liabilities increased to 0.53% for the 2015 period compared to 0.49% for the same nine month period in 2014.   We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a strong net interest margin.

The net effect of fair value accretion/amortization on acquired loans affects the net interest income, primarily due to payoffs on such acquired loans.  Payoffs during the nine months ended September 30, 2015 contributed a  13 basis point increase in the yield on earning assets, as compared to five basis points for the nine months ending September 30, 2014.  The fair value accretion recorded on acquired deposits affects interest expense.  The benefit from accretion on such deposits decreased by four basis points as compared to the same nine month period of 2014.

Total interest income increased $3.7 million, or 10.91%, to $37.8 million during the nine months ended September 30, 2015 compared to $34.1 million during the nine months ended September 30, 2014, as a result of an increase in interest and fees on loans, partially offset by a decrease in the interest earned on investment securities.  The increase in interest and fees on loans is the result of a $126.6 million increase in our average loans for the nine months ended September 30, 2015 compared to the same period in 2014, partially offset by a decrease in the average yield on such loans. The average yield on net loans decreased to 4.82% for the nine months ended September 30, 2015 from 4.87% during the nine months ended September 30, 2014.  We increased interest income and net interest income by growing our total average interest earning assets by $118.9 million or 11.5% to $1.2 billion for the nine months ended September 30, 2015 from $1.0 billion for the nine months ended September 30, 2014.  The increase in total interest earning assets is due to organic loan growth, partially offset by a decrease in our investment securities.  Accretion on acquired loans also contributed to the increase in interest income and net interest income, as described above.  The decrease in interest earned on investment securities is a result of decreases in both the average balance of investment securities and the yield on these assets.  The average balance of investment securities decreased by $7.2 million, or 4.27% to $160.8 million during the nine months ended September 30, 2015 from $168.0 million during the same period last year, and the average yield decreased to 2.59% during the nine months ended September 30, 2015 from 3.00% during the same period in 2014.  The decrease in the average amount of our investment securities is due to the redeployment of cash flows from calls, maturities and scheduled repayments into the loan portfolio as well as our sale, during the nine months ending September 30, 2014,  of investment securities that had longer durations, as part of managing our interest rate risk; we used a portion of the proceeds from such sales to purchase mortgage-backed securities with shorter durations.  We sold two municipal bonds that were showing signs of concern which result in a net gain $604 for the nine month period ending September 30, 2015.  There were no other sales occurred during the nine months ended September 30, 2015.

Total interest expense increased $505 thousand, or 16.94%, to $3.5 million during the nine months ended September 30, 2015 from $3.0 million for the same period in 2014, as a result of the increase in the average balance of interest bearing liabilities, principally borrowings as well as an increase in the average rate paid on such liabilities. The average interest rate paid on all interest bearing liabilities increased to 0.53% during the nine months ended September 30, 2015 compared to 0.49% during the nine months ended September 30, 2014, as a result of an increase in the average rate paid on time deposits, which increased to 0.89% during the nine months ended September 30, 2015 from 0.72% during the same period last year, partially offset by decreases in the rate paid on other interest bearing liabilities.  The increase in the average balance on our borrowed funds during the period offset the impact of the decrease in the average rate paid on these borrowings.  The average balance of interest bearing liabilities increased $67.3 million or 8.32% to $876.8 million during the nine months ended September 30, 2015 from $809.4 million during the nine months ended September 30, 2014, primarily as a result of our need to fund the increase of $126.6 million in our average loan portfolio as well as the need to temporarily replace funds withdrawn by a large depositor in the second and third quarters of 2015.  Those funds were redeposited by that customer as of the end of the second and third quarter.

Our net interest margin was 4.12% for the nine months ended September 30, 2015 compared to 4.18% for the nine months ended September 30, 2014.  The yield on average interest earning assets decreased six basis points during the period from 4.58% for the nine months ended September 30, 2014  to 4.52% for the nine months ended September 30, 2015. Re-pricing in the loan portfolio and lower average yields on new loans caused the average loan yield to decline.  This decline was partially offset by an increase in accretion on acquired loans.

During the nine months ended September 30, 2015 and 2014, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which contributed to the $1.3 million of total accretion recorded during the nine months ended September 30, 2015 as compared to $780 thousand recorded during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The benefit of accretion on net interest margin increased for the nine months ending September 30, 2015 as compared to the nine months ending September 30, 2014 primarily due to payoffs on acquired mortgage loans.  A decrease in accretion on interest bearing deposits is the result of lower fair value accretion in 2015 on interest bearing deposits acquired in the WSB acquisition.  We expect that the impact of accretion on deposits will continue to decline as time elapses from the acquisition dates. The accretion impacted the yield on loans and increased the net interest margin during these periods as follows:

	Nine months ended September 30,
	2015		2014
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$24,516	—%	$(12,260)	—%
Mortgage loans	1,138,726	0.13	353,310	0.05
Consumer loans	19,260	—	15,182	—
Interest bearing deposits	113,032	0.01	423,616	0.05
Total accretion	$1,295,534	0.14%	$779,848	0.10%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the nine months ended September 30, 2015 and 2014, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2015			2014
	Average			Average
Nine months ended September 30,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$1,286,069	$539	0.06%	$3,070,844	$3,652	0.16%
Interest bearing deposits	241,201	15	0.01	29,488	20	0.09
Investment securities (1)(2)
U.S. Treasury	3,000,447	8,383	0.37	2,429,748	19,419	1.07
U.S. government agency	38,753,166	416,701	1.44	37,569,878	458,958	1.63
Mortgage backed securities	73,483,926	1,035,621	1.88	70,007,445	1,086,183	2.07
Municipal securities	40,950,239	1,475,075	4.82	53,422,643	1,958,577	4.90
Other equity securities	4,660,133	180,299	5.17	4,585,220	248,578	7.25
Total investment securities	160,847,911	3,116,079	2.59	168,014,934	3,771,715	3.00
Loans(1)
Commercial	137,956,255	4,178,129	4.05	127,521,279	3,956,664	4.31
Mortgage real estate	851,450,301	31,464,220	4.94	733,229,779	27,181,090	4.96
Consumer	8,836,051	367,223	5.56	10,887,014	469,333	5.76
Total loans	998,242,607	36,009,572	4.82	871,638,072	31,607,087	4.87
Allowance for loan losses	4,547,561	—		5,576,497	—
Total loans, net of allowance	993,695,046	36,009,572	4.85	866,061,575	31,607,087	4.90
Total interest earning assets(1)	1,156,070,227	39,126,205	4.52	1,037,176,841	35,382,474	4.58
Non-interest bearing cash	37,026,180			39,192,779
Premises and equipment	34,027,742			34,700,320
Other assets	66,370,469			74,930,225
Total assets(1)	1,293,494,618			1,186,000,165
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	91,100,841	82,784	0.12	89,060,327	110,316	0.17
Money market and NOW	324,790,478	525,729	0.22	316,651,099	549,125	0.23
Other time deposits	368,224,542	2,442,096	0.89	359,829,321	1,942,466	0.72
Total interest bearing deposits	784,115,861	3,050,609	0.53	765,540,747	2,601,907	0.45
Borrowed funds	92,642,522	435,432	0.63	43,885,718	378,887	1.15
Total interest bearing liabilities	876,758,383	3,486,041	0.53	809,426,465	2,980,794	0.49
Non-interest bearing deposits	270,392,218			236,908,564
	1,147,150,601			1,046,335,029
Other liabilities	8,149,857			10,160,438
Non-controlling interest	255,723			272,770
Stockholders’ equity	137,938,437			129,231,928
Total liabilities and stockholders’ equity	$1,293,494,618			$1,186,000,165
Net interest spread(1)			3.99			4.07
Net interest margin(1)		$35,640,164	4.12%		$32,401,680	4.18%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the nine months ended September 30, 2015 and 2014.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Nine months ended September 30,
	2015 compared to 2014
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(3,113)	$(1,641)	$(1,472)
Interest bearing deposits	(6)	(33)	28
Investment Securities(1)
U.S. treasury	(11,036)	(14,810)	3,774
U.S. government agency	(42,257)	(56,352)	14,095
Mortgage backed securities	(50,562)	(102,763)	52,201
Municipal securities	(483,502)	(33,675)	(449,827)
Other	(68,279)	(72,277)	3,998
Loans:(1)
Commercial	221,465	(96,317)	317,782
Mortgage	4,283,131	(85,817)	4,368,947
Consumer	(102,110)	(16,363)	(85,747)
Total interest revenue (1)	3,743,731	(480,048)	4,223,779

Interest bearing liabilities
Savings	(27,532)	(30,006)	2,474
Money market and NOW	(23,396)	(37,249)	13,853
Other time deposits	499,630	453,351	46,279
Borrowed funds	56,545	(228,391)	284,936
Total interest expense	505,247	157,705	347,542

Net interest income(1)	$3,238,484	$(637,753)	$3,876,237

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

Provision for Loan Losses.  The provision for loan losses for the nine months ended September 30, 2015 was $911 thousand, a decrease of $1.5 million, or 61.55%, compared to $2.4 million for the nine months ended September 30, 2014.  Management identified probable losses in the loan portfolio and recorded charge-offs of $893 thousand for the nine months ended September 30, 2015, compared to $3.5 million for the nine months ended September 30, 2014.  Recoveries were $154 thousand for the nine months ended September 30, 2015 compared to $65 thousand for the comparable nine months in 2014.

The decrease in our provision for loan losses during the nine months ended September 30, 2015 compared to the same period last year is primarily due to one commercial/hotel loan that was placed on nonaccrual status during the first quarter of 2014 that required an additional provision of $1.4 million to reserve.  The collateral was sold at foreclosure during the third quarter of last year, and the charge-off was taken in that period.  Another factor that contributed to the lower provision was the continued improvements in our asset quality.

The allowance for loan losses to gross loans held-for-investment was 0.43% and 0.46%, and the non-accrual loans to the allowance for loan losses was 41.03% and  121.61%, at September 30, 2015 and December 31, 2014, respectively.

The decrease in the allowance for loan losses to gross loans held-for-investment is primarily due to  an improvement in our historical loss factors, primarily in the commercial real estate portfolio.

Non-interest income.  Non-interest income totaled $5.2 million for the nine months ended September 30, 2015, an increase of $615 thousand, or 13.48%, from the corresponding period of 2014 amount of $4.6 million.

The following table outlines the changes in non-interest income for the nine month periods.

	Nine months ended
	September 30,
	2015	2014	$ Change	% Change
Service charges on deposit accounts	$1,298,809	$1,428,943	$(130,134)	(9.11)
Gain on sales or calls of investment securities	65,222	129,911	(64,689)	(49.79)
Earnings on bank owned life insurance	748,755	738,237	10,518	1.42
Gain on the sale of stock	—	96,993	(96,993)	(100.00)
Gain/(loss) on disposal of assets	19,975	17,919	2,056	11.47
Pointer Ridge rent and other revenue	265,046	202,202	62,844	31.08
Rental income	620,439	594,788	25,651	4.31
Gain on sale of loans	1,544,462	527,478	1,016,894	192.78
Other fees and commissions	616,948	828,324	(211,376)	(25.52)
Total non-interest revenue	$5,179,656	$4,564,795	$614,861	13.47

Non-interest income increased primarily as a result of increases in gain on sale of loans partially offset by decreases in gain on sale of stock,  gain on sale or calls of investment securities, other fees and commissions and service charges on deposit accounts.  The increase in the gain on the sale of loans is attributable to the revenues earned on loans sold in the secondary market during the nine month period of 2015 compared to the same nine month period last year.  The residential mortgage division sold $78.0 million loans in the secondary market during the 2015 period compared to $36.3 million during the same nine month period last year.  The decrease in the gain on the sale of stock was due to the sale of our Sallie Mae equity security during the 2014 period.  Service charges on deposit accounts decreased as a result of lower overdraft and ATM fees compared to the same period last year.  Other fees and commissions decreased primarily due to letter of credit fees and recoveries on acquired loans that were previously charged-off prior to the mergers with WSB Holdings and Maryland Bancorp.  We experienced a decline in gain on sales or calls of investment securities due to $895 thousand in sales of investment securities for the nine months ending September 30, 2015 compared to the sale of approximately $27 million of our investment securities for a gain of $130 thousand during the nine month period ending September 30, 2014.  The gain of $65 thousand for the nine months ending September 30, 2015 is due to calls on five municipal bonds and one agency security that matured during the 2015 period.

In addition to the changes discussed above, Pointer Ridge rent and other revenue increased during the nine months ended September 30, 2015 due to a reduction in the rental expenses associated with the Pointer Ridge building and slightly higher rental fees compared to the same period last year.  Rental income slightly increased during the 2015 period as the result of the additional rent received due to an additional tenant in the building at 4201 Mitchellville Road, Bowie, Maryland, which we acquired in the WSB Holdings merger.

Non-Interest Expense.  Non-interest expense increased $57 thousand or 0.22% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The following chart outlines the changes in non-interest expenses for the period.

	Nine months ended
	September 30,
	2015	2014	$ Change	% Change
Salaries and benefits	$12,918,194	$13,527,562	$(609,368)	(4.50)
Occupancy and equipment	4,217,277	4,390,541	(173,264)	(3.95)
Data processing	1,070,191	987,919	82,272	8.33
FDIC insurance and State of Maryland assessments	742,520	681,881	60,639	8.89
Merger and integration	—	29,167	(29,167)	(100.00)
Core deposit premium	597,843	653,734	(55,891)	(8.55)
Pointer Ridge other operating	152,693	153,468	(775)	(0.50)
(Gain) loss on sale of other real estate owned	29,214	(542,728)	571,942	(105.38)
OREO expense	354,736	354,963	(227)	(0.06)
Director Fees	491,000	358,400	132,600	37.00
Network Services	539,626	563,831	(24,205)	(4.29)
Telephone	489,021	507,563	(18,542)	(3.65)
Other operating	4,451,481	4,330,414	121,067	2.80
Total non-interest expenses	$26,053,796	$25,996,715	$57,081	0.22

The increase in non-interest expenses during the nine month period ended September 30, 2015, as compared to the same period of 2014, was mainly attributable due to the decrease in the gain the sale of other real estate owned and, to a lesser extent, increases in director fees, other operating expenses and data processing costs, offset by a decrease in salaries and benefits and, to a less extent, occupancy and equipment expenses.  Losses on the sale of four other real estate owned properties during the nine months ended September 30, 2015 resulted in a net loss of $29 thousand compared to a net gain of $543 thousand on the sale of nine properties for the comparable nine month period last year.  Other operating expenses increased $271 thousand primarily as a result of increase in our marketing and advertising due to an enhanced ongoing marketing campaign during the 2015 period.  Salaries and benefits decreased due to severance payments in the 2014 period that were associated with merger related staffing reductions.  Occupancy and equipment expenses decreased for the nine month period as a result of the closure of four of our branches on December 31, 2014. Data processing costs increased due to enhancements in our data processing environment.

Income Taxes.  We had an income tax expense of $4.1 million (32.62% of pre-tax income) for the nine months ended September 30, 2015 compared to an income tax expense of $2.0 million (27.51% of pre-tax income) for the same period in 2014.  Taxes were higher during the 2015 period primarily because income increased and the percentage of income related to tax-exempt securities was lower as compared to the same nine months last year.

Net income available to common stockholders.  Net income available to common stockholders was $8.5 million or $0.80 per basic and $0.78 per diluted common share for the nine month period ending September 30, 2015 compared to net income available to common stockholders of $5.3 million, or $0.50 per basic and $0.49 per diluted common share, for the same period in 2014.  The increase in net income available to common stockholders for the 2015 period was primarily the result of increases of $3.2 million in net interest income and $615 thousand in non-interest income and a decrease of $1.5 million in the provision for loan losses.

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

The investment securities at September 30, 2015 amounted to $151.5 million, a decrease of $10.2 million, or 6.29%, from the December 31, 2014 amount of $161.7 million.  As outlined above, at September 30, 2015, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $594 thousand at September 30, 2015 (reflected as $360 thousand in stockholders’ equity after deferred taxes) as compared to net unrealized loss of $974 thousand  (reflected as $590 thousand net of taxes) at December 31, 2014.  The improvement in the value of the investment securities is due to the decrease in the market interest rates which resulted in an increase in bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio.  Net of allowance, unearned fees and origination costs, loans held for investment increased $113.7 million or 12.27% to $1.0 billion at September 30, 2015 from $926.6 million at December 31, 2014.  Commercial real estate loans increased by $98.8 million, residential real estate loans increased by $13.2 million, commercial and industrial loans increased by $4.5 million and consumer loans decreased $2.8 million from their respective balances at December 31, 2014.  The loan growth during the period was primarily due to the new commercial real estate originations resulting from our enhanced presence in our market area.  The decrease in our consumer loans is the result of loan pay-downs during the period.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount and percentages at the dates indicated:

	September 30, 2015			December 31, 2014
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$198,799,617	$25,873,898	$224,673,514	$192,723,718	$27,891,137	$220,614,855
Investment	289,572,119	35,024,749	324,596,868	208,766,058	41,624,825	250,390,883
Hospitality	90,559,043	8,062,522	98,621,565	76,342,916	8,319,644	84,662,560
Land and A&D	46,953,976	4,702,148	51,656,124	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien-Investment	62,479,229	18,549,169	81,028,398	49,578,862	24,185,571	73,764,433
First Lien-Owner Occupied	35,977,798	43,314,634	79,292,432	31,822,773	51,242,355	83,065,128
Residential Land and A&D	32,485,403	6,775,250	39,260,653	22,239,663	8,509,239	30,748,902
HELOC and Jr. Liens	22,648,628	2,486,649	25,135,277	20,854,737	3,046,749	23,901,486
Commercial and Industrial	105,536,024	6,996,166	112,532,190	98,310,009	9,694,782	108,004,791
Consumer	6,395,608	219,249	6,614,857	9,068,755	313,739	9,382,494
	891,407,445	152,004,434	1,043,411,878	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,365,000)	(88,714)	(4,453,714)	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,269,781	—	1,269,781	1,283,455	(9,923)	1,273,532
	$888,312,226	$151,915,720	$1,040,227,945	$746,989,617	$179,583,871	$926,573,488

(1)

As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011 and of WSB Holdings, the parent company of WSB, in May 2013, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T and WSB (acquired).

Bank owned life insurance.  At September 30, 2015, we have invested $32.1 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB.  This represents a $642 thousand increase from December 31, 2014 as a result of interest earned on these policies.

Deposits.  At September 30, 2015, the deposit portfolio had increased to $1.1 billion, a $74.8 million or 7.37% increase over the December 31, 2014 level of $1.0 billion.  Deposit growth during the nine month period was comprised of $18.4 million, or 7.07%, in non-interest bearing deposits and $56.4 million, or 7.47%, in interest bearing deposits.  Non-interest bearing deposits increased to $279.3 million from $260.9 million and interest bearing deposits increased to $811.2 million from $754.8 million.  The growth in our deposit base is due to our enhanced presence in our primary market and the surrounding areas as a result of our marketing efforts as well as the continued efforts of our cash management and financial services team.  We used these funds acquired from increased deposits to fund new loan originations.

The following table outlines the increase in interest bearing deposits:

	September 30,	December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$381,994	$348,900	$26,252	7.52%
Interest bearing checking	337,862	315,796	25,178	7.97
Savings	91,330	90,130	2,205	2.45
Total	$811,186	$754,826	$53,635	7.11%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At September 30, 2015, we had $44.8 million in CDARS and $91.8 million in money market accounts through Promontory’s reciprocal deposit program compared to $27.4 million and $85.3 million, respectively, at December 31, 2014.  During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition.  A $4.0 million brokered certificate of deposit matured during the nine months ended September 30, 2015 and brought the remaining balance at September 30, 2015 to $14.0 million.  This balance will continue to decrease as brokered certificates of deposit mature.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings.  Short-term borrowings consist of daily rate credit, short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand, are secured by investments.  At September 30, 2015, we had $52.5 million outstanding in short term FHLB borrowings, compared to $33.5 million at December 31, 2015.  At September 30, 2015 and December 31, 2014, we had no unsecured promissory notes and $33.2 million and $27.5 million, respectively, in secured promissory notes.

Long-term borrowings consist of a promissory note related to Pointer Ridge for which we have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts by Pointer Ridge.  The outstanding balance on such promissory note was $5.9 million at both September 30, 2015 and December 31, 2014.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On September 30, 2015, we had $29.1 million in cash and due from banks, $1.1 million in interest bearing accounts, and $363 thousand in federal funds sold.  As of December 31, 2014, we had $23.6 million in cash and due from banks, $1.2 million in interest bearing accounts, and $601 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We had a temporary non-recurring withdrawal on a large depositor account for $75 million during the second quarter and $50 million for the third quarter of 2015. This resulted in borrowing an advance from the FHLB.  The account holder has re-deposited the full amount of the withdrawals by the end of the respective periods and the borrowings have been re-paid to the FHLB. We did not have any other liquidity issues.  Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues, as with happened with other financial institutions during the most recent period of turmoil in the financial markets.

Old Line Bancshares has available a $5.0 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $28.5 million at September 30, 2015.  Old Line Bank has an additional secured line of credit from the FHLB of $338.7 million at September 30, 2015.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $177.8 million in lendable collateral value for FHLB borrowings.  We may increase availability by providing additional collateral.  Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $33.2 million in repurchase agreements.

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

The phase-in period for the final rules became effective for Old Line Bancshares and Old Line Bank on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019.  As of September 30, 2015, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the new rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect decreases of $360 thousand and $594 thousand, respectively, which represents unrealized gains (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $4.5 million for the general loan loss reserve during the nine months ended September 30, 2015.

As of September 30, 2015, Old Line Bank met all capital adequacy requirements to be considered well capitalized.  There were no conditions or events since the end of the third quarter of 2015 that management believes have changed the Bank’s classification as well capitalized

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at September 30, 2015.

			Minimum capital		To be well
	Actual		adequacy		capitalized
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$121,058	11.25%	$48,443	4.5%	$69,973	6.5%
Total capital (to risk weighted assets)	$125,687	11.68%	$86,120	8%	$107,650	10%
Tier 1 capital (to risk weighted assets)	$121,058	11.25%	$64,590	6%	$86,120	8%
Tier 1 leverage (to average assets)	$121,058	9.29%	$52,129	4%	$65,162	5%

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of its outstanding common stock.  As of September 30, 2015, 339,237 shares have been repurchased at an average price of $15.73 per share.  The repurchased shares have been returned to the status of authorized but unissued shares. We have repurchased shares for a total cost of approximately $5.3 million since the board of directors authorized such transactions.

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  These loans do not meet the criteria for, and are therefore not included in, non-performing assets.  Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in  determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests.  Potential problem loans, which are not included in non-performing assets, amounted to $21.40 million at September 30, 2015 compared to $25.8 million at December 31, 2014.  At September 30, 2015, we had  $11.2 million and $10.2 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $12.8 million and $12.9 million, respectively, at December 31, 2014.

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At  September 30, 2015, there was $89 thousand for loan losses on acquired loans compared to  $20 thousand at December 31, 2014,  as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

 Nonperforming Assets.  As of September 30, 2015, our nonperforming assets totaled $4.2 million and consisted of $1.8 million of nonaccrual loans, $417 thousand in loans past 90 days and still accruing, and other real estate owned of $1.9 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	September 30, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	—	$—	$—	$—
Residential Real Estate:
First Investment	—	214,083	214,083	—	305,323	305,323
First-Owner Occupied	—	—	—	—	—	—
Land and A&D	—	—	—	—	—	—
Commercial	202,528	—	202,528	—	—	—
Consumer	—	—	—	—	—	—
Total accruing loans 90 or more days past due	202,528	214,083	416,611	—	305,323	305,323
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$14,274	$55,091	$69,365	$1,849,685	$55,707	$1,905,392
Investment	—	—	—	—	—	—
Hospitality	—	—	—	—	—	—
Land and A&D	—	261,700	261,700	—	—	—
Residential Real Estate:
First-Investment	105,148	219,443	324,591	113,264	310,735	423,999
First-Owner Occupied	—	518,243	518,243	—	795,920	795,920
Land and A&D	—	—	—	—	795,300	795,300
Commercial	653,498	—	653,498	1,165,955	—	1,165,955
Consumer	—	—	—	120,641	—	120,641
Total Non-accruing loans:	772,920	1,054,477	1,827,397	3,249,545	1,957,662	5,207,207
	.
Other real estate owned (“OREO”)	425,000	1,523,625	1,948,625	475,291	1,976,629	2,451,920

Total non performing assets	$1,400,448	$2,792,185	$4,192,633	$3,724,836	$4,239,614	$7,964,450

Accruing Troubled Debt Restructurings
Residential Real Estate:
First-Owner Occupied	$—	$456,266	$456,266	$—	$505,250	$505,250
Commercial	—	80,504	80,504	—	83,261	83,261
Total Accruing Troubled Debt Restructurings	$—	$536,770	$536,770	$—	$588,511	$588,511

The table below reflects our ratios of our non-performing assets at September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.16%	0.40%
Total nonperforming assets as a percentage of total assets	0.11%	0.30%
Total nonperforming assets as a percentage of total loans held for investment	0.16%	0.38%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.43%	0.85%
Total nonperforming assets as a percentage of total assets	0.36%	0.65%
Total nonperforming assets as a percentage of total loans held for investment	0.45%	0.86%

The table below presents a breakdown of the recorded book balance of non-accruing loans at September 30, 2015 and December 31, 2014.

	September 30, 2015				December 31, 2014
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$48,359	$55,091	$9,592	1	$1,849,685	$1,849,685	$—
Land	1	267,113	261,700	47,014	—	—	—	—
Residential Real Estate
First-Investment	2	223,617	219,443	7,849	1	113,264	113,264	—
First-Owner Occupied	1	528,963	518,243	15,639	—	—	—	—
Commercial	—	—	—	—	3	1,165,955	1,165,955	—
Consumer	—	—	—	—	1	120,641	120,641	3,934
Total non-accrual loans	5	1,068,052	1,054,477	80,094	6	3,249,545	3,249,545	3,934

Acquired (1)
Commercial Real Estate:
Investment	1	653,498	653,498	5,768	1	48,359	55,707	178,434
Owner Occupied	1	14,274	14,274	7,442	—	—	—	—
Land and A & D	—	—	—	—	3	1,532,904	795,300	89,026
Residential Real Estate
First-Investment	1	105,148	105,148	7,095	3	311,089	310,735	119,616
First-Owner Occupied	—	—	—	—	4	830,949	795,920	32,592
Land and A & D	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Total non-accrual loans	3	$772,920	$772,920	$20,305	11	$2,723,301	$1,957,662	$419,668
Total all non-accrual loans	8	$1,840,972	$1,827,397	$100,399	17	$5,972,846	$5,207,207	$423,602

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

Non-performing legacy loans decreased $2.2 million from December 31, 2014 primarily due to one commercial real estate loan for $1.9 million that was sold at foreclosure in the first quarter of this year.   This loan was classified as an impaired loan and adequately reserved for at December 31, 2014.

Non-performing acquired loans decreased $1.2 million from December 31, 2014 primarily due to the six loans that were transferred to OREO during the period ending September 30, 2015.

At September 30, 2015, legacy OREO consisted of one property which had an additional write down of $50 thousand applied during the third quarter of 2015.

At September 30, 2015, acquired OREO decreased by $453 thousand from December 31, 2014.  The decrease in acquired OREO was driven by the transfer of six loans for a total $820 thousand, partially offset by the sale of five acquired OREO properties for $1.0 million during the nine month period ended September 30, 2015.

We recorded net gain on OREO of $115 thousand during the three month period ended September 30, 2015 compared to a net gain of $261 thousand during the three month period ended September 30, 2014.    We recorded a net loss of $29 thousand for the nine months ending September 30, 2015 compared to a net gain of $543 thousand for the nine months ending September 30, 2014.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
Nine Months Ended September 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
General provision for loan losses	474,753	313,335	241,507	(118,611)	910,984
Recoveries	2,142	20	96,531	55,304	153,997
	1,173,266	2,871,723	1,265,033	36,794	5,346,816
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$946,547	$2,871,723	$602,694	$32,750	$4,453,714
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$206,517	$14,274	$—	$—	$220,791
Other loans not individually evaluated	740,030	2,857,449	513,980	32,750	4,144,209
Acquired Loans:
Individually evaluated for impairment	—	—	88,714	—	88,714
Ending balance	$946,547	$2,871,723	$602,694	$32,750	$4,453,714

		Commercial	Residential	Other
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$—	$—	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	—	—	20,000	—	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

The ratios of the allowance for loan losses are as follows:

	September 30, 2015	December 31, 2014

Total gross loans held for investment	0.43%	0.46%
Non-accrual loans	41.03%	121.61%
Net charge-offs to average loans	0.07%	0.39%

During the nine months ended September 30, 2015, we charged-off $287 thousand in loans through the allowance for loan losses for seven legacy loans.  The legacy loans consisted of two commercial real estate loan for $212 thousand, one consumer boat loan for $57 thousand, one commercial loan for $14 thousand and three consumer loans for an aggregate of $4 thousand.  During the nine months ended September 30, 2015, we charged-off $607 thousand on six acquired residential land loans and one commercial real estate loan.

The allowance for loan losses represented 0.43% and 0.46% of gross loans held for investment at September 30, 2015 and December 31, 2014, respectively and 0.50% and 0.57% of legacy loans at September 30, 2015 and December 31, 2014, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2015 and December 31, 2014, are as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$78,952	$69,347
Real estate-undisbursed development and construction	43,411	57,879
Consumer	17,488	15,725
	$139,851	$142,951
Standby letters of credit	$17,488	$15,725

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

Commitments for real estate development and construction, which totaled $43.4 million, or 31.0% of the $139.9 million of outstanding commitments at September 30, 2015, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended September 30, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$11,748,245	3.93%	3.79%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	193,491	0.06	0.06
Loans	242,602	0.08	0.08
Total tax equivalent adjustment	436,093	0.14	0.14
Tax equivalent interest yield	$12,184,338	4.07%	3.93%

Three months ended September 30, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$10,155,351	3.82%	3.71%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	294,770	0.11	0.11
Loans	95,323	0.04	0.04
Total tax equivalent adjustment	390,093	0.15	0.15
Tax equivalent interest yield	$10,545,444	3.97%	3.86%

Nine months ended September 30, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$34,343,003	3.97%	3.84%
Tax equivalent adjustment
Federal funds sold	2	—	—
Investment securities	589,780	0.07	0.07
Loans	707,379	0.08	0.08
Total tax equivalent adjustment	1,297,161	0.15	0.15
Tax equivalent interest yield	$35,640,164	4.12%	3.99%

Nine months ended September 30, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$31,126,123	4.01%	3.90%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	835,126	0.11	0.11
Loans	440,432	0.06	0.06
Total tax equivalent adjustment	1,275,558	0.17	0.17
Tax equivalent interest yield	$32,401,681	4.18%	4.07%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including the anticipated timing of and impact and opportunities resulting from our pending acquisition of Regal, expanding fee income, continued increases in net interest income, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, being well positioned to capitalize on potential opportunities in the current and in a healthier economy, the impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected collections on acquired credit-impaired loans, expected loan, deposit, balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the expectation that the impact of accretion on deposits will continue to decline, the amount of potential problem loans, continuing to meet regulatory capital requirements, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include generally, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares, including regulations adopted pursuant to the Dodd-Frank Act; that the market value of investments could negatively impact stockholders’ equity; risks associated with Old Line Bancshares’ lending limit; expenses associated with operating as a public company;  potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions, continued slow growth during the recovery or another recession; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2014.

In addition, our statements with respect to the timing of an anticipated effects of the Regal acquisition are subject to the following additional risks and uncertainties:  Regal’s business may not be integrated successfully with ours or such integration may be more difficult, time consuming or costly that expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe; revenues following the merger may be lower than expected; customer and employee relationships and business operations may be disrupted by the merger; the ability to obtain required stockholder approval; and the ability to complete the merger in the expected time frames may be more difficult, time consuming or costly than expected.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments.  Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes.  We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities.  Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us.   Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position.  We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2015 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2014.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at September 30, 2015 and December 31, 2014.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	September 30, 2015
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	363	—	—	—	363
Investment securities	301	3,003	28,503	119,715	151,522
Loans	208,989	74,561	553,623	211,404	1,048,577
Total interest earning assets	209,683	77,564	582,126	331,119	1,200,492
Interest Bearing Liabilities:
Interest-bearing transaction deposits	225,242	112,485	—	—	337,727
Savings accounts	30,443	30,443	30,443	—	91,329
Time deposits	36,974	153,680	191,475	—	382,129
Total interest-bearing deposits	292,659	296,608	221,918	—	811,185
FHLB advances	52,500	—	—	—	52,500
Other borrowings	33,196	—	5,904	—	39,100
Total interest-bearing liabilities	378,355	296,608	227,822	—	902,785
Period Gap	$(168,672)	$(219,044)	$354,304	$331,119	$297,707
Cumulative Gap	$(168,672)	$(387,716)	$(33,412)	$297,707
Cumulative Gap/Total Assets	(12.86)%	(29.55)%	(2.55)%	22.69%

	Interest Sensitivity Analysis
	December 31, 2014
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	601	—	—	—	601
Investment securities	1,346	2,288	62,122	95,924	161,680
Loans	195,388	50,898	537,027	146,269	929,582
Total interest earning assets	197,365	53,186	599,149	242,193	1,091,893
Interest Bearing Liabilities:
Interest-bearing transaction deposits	210,531	105,265	—	—	315,796
Savings accounts	30,043	30,043	30,043	—	90,129
Time deposits	78,934	120,638	149,328	—	348,900
Total interest-bearing deposits	319,508	255,946	179,371	—	754,825
FHLB advances	33,500	—	—	—	33,500
Other borrowings	27,503	92	5,895	—	33,490
Total interest-bearing liabilities	380,511	256,038	185,266	—	821,815
Period Gap	$(183,146)	$(202,852)	$413,883	$242,193	$270,078
Cumulative Gap	$(183,146)	$(385,998)	$27,885	$270,078
Cumulative Gap/Total Assets	(14.92)%	(31.45)%	2.27%	22.00%

Item 4.Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2015.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.     Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table present a summary of the Company’s share repurchase during the quarter ended September 30, 2015:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

July 1 - September 30, 2015	71,414	15.85	339,237	160,763

(1)

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock.  As of September 30, 2015, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost  of approximately $5.3 million.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not applicable

Item 5.Other Information

None

Item 6.Exhibits

2
2.1*	Agreement and Plan of Merger, dated as of August 5, 2015, by and between Old Line Bancshares, Inc. and Regal Bancorp, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

*Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on August 6, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: November 4, 2015	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2015	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)