Form 10-K
period 2015-12-31
OLD LINE BANCSHARES INC
filed 2016-03-11
CIK 1253317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the common equity held by non‑affiliates was $134.9 million as of June 30, 2015 based on a sales price of $16.70 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2015 as reported by the NASDAQ Stock Market LLC.

The number of shares outstanding of the issuer’s Common Stock was 10,802,560 as of March 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10‑K.

OLD LINE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.

Cautionary Note About Forward Looking Statements

Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report constitute forward looking statements. These forward‑looking statements include: (a) our objectives, expectations and intentions, including (i) market expansion, growth in particular geographic areas and the expected opening of our Rockville Town Center branch, (ii) statements regarding anticipated changes in certain non‑interest expenses and that net interest income will continue to increase during 2016, (iii) future levels of Pointer Ridge rental income, (iv) maintenance of the net interest margin, (v) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (vi) expected losses on and our intentions with respect to our investment securities, (vii) earnings on bank owned life insurance, and (viii) continued use of brokered deposits for funding; (b) sources of and sufficiency of liquidity; (c) the adequacy of the allowance for loan losses; (d) expected loan, deposit, asset, balance sheet and earnings growth; (e) expectations with respect to the impact of pending legal proceedings; (f) improving earnings per share and stockholder value; (g) realization of the deferred tax asset; (h) the impact of recent accounting pronouncements; and (i) financial and other goals and plans.

Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others: our ability to retain key personnel; our ability to successfully implement our growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of our investments could negatively impact stockholders’ equity; risks associated with or lending limit; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry generally; and other risks otherwise discussed in this report, including under “Item 1A. Risk Factors.”

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

Old Line Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. Old Line Bank was originally chartered in 1989 as a national bank under the title “Old Line National Bank.” In June 2002, Old Line Bank converted to a Maryland chartered trust company exercising the powers of a commercial bank, and received a Certificate of Authority to do business from the Maryland Commissioner of Financial Regulation (the “Commissioner”).

Old Line Bank is a Maryland chartered trust company (with all of the powers of a commercial bank). Old Line

Bank does not exercise trust powers and its regulatory structure are the same as a Maryland chartered commercial bank.  Old Line Bank had previously been a member of the Federal Reserve System and its primary federal regulator was the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”). On March 6, 2015, Old Line Bank cancelled its stock in the Federal Reserve Bank of Richmond, thus terminating its status as a member of the Federal Reserve System.  As a result, its primary regulator is the Federal Deposit Insurance Corporation (“FDIC”) and as of that date it is subject to regulation, supervision and regular examination by the Commissioner and the FDIC.  Old Line Bank’s deposits are insured to the maximum legal limits by the FDIC.

We are headquartered in Bowie, Maryland, approximately 10 miles east of Andrews Air Force Base and 20 miles east of Washington, D.C. We engage in a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients. Our current market area consists of the suburban Maryland counties of counties of Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s (Washington, D.C. suburbs) and Baltimore and Carroll (Baltimore City suburbs).

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

Recent Mergers and Acquisitions

Regal Bancorp, Inc.  On December 4, 2015, Old Line Bancshares completed its acquisition of Regal Bancorp, Inc. (“Regal Bancorp”), the parent company of Regal Bank & Trust (“Regal Bank”).  Immediately thereafter Regal Bank was merged with and into Old Line Bank, with Old Line Bank the surviving bank.  We acquired Regal Bank’s three branches in the merger, facilitating Old Line Bank’s entry into the Baltimore County and Carroll County, Maryland markets.  The merger strengthened Old Line Bank’s status as the third largest independent commercial bank based in Maryland, with assets of more than $1.5 billion at closing and 23 full service branches serving eight Maryland counties.

Old Line Bancshares, Inc. is the surviving parent entity, and Regal has merged with and into Old Line, with Old Line being the surviving bank.

WSB Holdings, Inc.  On May 10, 2013, Old Line Bancshares acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”). In connection with the acquisition, WSB was merged with and into Old Line Bank, with Old Line Bank the surviving bank.  We acquired five WSB branches, its headquarters building and its established mortgage origination group in this acquisition.  The mortgage origination group originates residential real estate loans for our portfolio and loans classified as held for sale to be sold in the secondary market.  Two of the acquired branches were closed on December 31, 2014. This acquisition increased Old Line Bancshares, Inc.’s total assets by more than $310 million immediately after closing.

Maryland Bankcorp, Inc.  On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”). In connection with the acquisition, MB&T was merged with and into Old Line Bank, with Old Line Bank the surviving bank. The acquisition of MB&T’s ten full‑service branches expanded our market presence in Calvert and St. Mary’s Counties. The acquisition increased Old Line Bancshares’ total assets by more than $349 million immediately after closing to approximately $750 million.  Two of the acquired branches were closed on December 31, 2014.

For more information regarding our mergers and acquisitions, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mergers and Acquisitions” and Note 2—Acquisition of Regal Bancorp, Inc. in the Notes to our Consolidated Financial Statements.

Location and Market Area

We consider our current market area to consist of the suburban Maryland counties of Anne Arundel, Calvert, Charles, Prince George’s, Montgomery and St. Mary’s (Washington, D.C. suburbs) and Baltimore and Carroll (Baltimore City suburbs). The economy in our current market area has focused on real estate development, high technology, retail and the government sector.

Our headquarters and a branch are located at 1525 Pointer Ridge Place, Bowie, Prince George’s County, Maryland. A critical component of our strategic plan and future growth is a focus on Prince George’s and Montgomery Counties. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore City. We currently have one branch location in Montgomery County located in Rockville. As a result of the acquisition of WSB, we acquired the building located at 4201 Mitchellville Road, Bowie, Maryland which houses a branch and our mortgage group.  This loan production office primarily originates loans sold in the secondary market and has expanded our presence in the surrounding counties of the Washington D.C. metro area, including in Montgomery County, Maryland.

We opened a loan production office in Silver Spring, in Montgomery County, Maryland in 2013. We opened our first branch in Rockville, Maryland, in Montgomery County on November 10, 2015 and a second location, located in the Rockville Town Center, is scheduled to open in 2016.  Montgomery County is located just to the north of Washington, D.C., and is adjacent to Frederick, Howard and Prince George’s Counties in Maryland and Loudoun and Fairfax Counties in Virginia. Montgomery County is an important business and research center and is the third largest biotechnology cluster in the United States. The U.S. Department of Health and Human Services, the U.S. Department of Defense, and the U.S. Department of Commerce are among the top county employers. Several large firms are also based in the county, including Marriott International, Lockheed Martin, GEICO, Discovery Communications and the Travel Channel. Montgomery County has the 11th highest median household income in the U.S., and the second highest in the state of Maryland.

We currently have four branch offices and a loan production office located in Charles County, Maryland. Just 15 miles south of the Washington Capital Beltway, Charles County is the gateway to Southern Maryland. The northern part of Charles County is the “development district” where the commercial, residential and business growth is focused. Waldorf, White Plains and the planned community of St. Charles are located here.  Charles County has the 15th highest median household income in the U.S., and the third highest in the state of Maryland.

Four of our branch offices are located in Anne Arundel County, Maryland. We have one in Annapolis that we opened in September 2008 that we relocated and expanded to include a loan production office in 2011. We have another branch that we opened in Crofton in July 2009. We have two remaining branches that were acquired in the WSB acquisition, located in Millersville and Odenton.  Anne Arundel County borders the Chesapeake Bay and is situated in the high tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living for many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.

We have two branches and a loan production office in each of Calvert County and St. Mary’s County. The unemployment rates in Calvert and St. Mary’s Counties are among the lowest in the state of Maryland and also consistently rank below the national average. Calvert County, located approximately 25 miles southeast of Washington, D.C., is one of several Maryland counties that comprise the Washington Metropolitan Area and is adjacent to Anne Arundel, Prince George’s, St. Mary’s and Charles Counties. Major employers in Calvert County include municipal and government agencies and Constellation Energy. St. Mary’s County is located approximately 35 miles southeast of Washington, D.C. It is adjacent to Charles and Calvert Counties and is home to the Patuxent River Naval Air Station, a major naval air testing facility on the east coast of the United States. Calvert and St. Mary’s Counties have the 19th and 21st highest median household income in the U.S., respectively.

As a result of the Regal Bancorp acquisition, we have expanded our presence further north to Baltimore County and Carroll County, Maryland.  We added two branches in Baltimore County and one branch in Carroll County as a result of the Regal acquisition. The market area consists of Baltimore metropolitan statistical area, which comprises Baltimore City, Baltimore, Carroll, Howard, Harford, Anne Arundel, and Queen Anne counties. The economy of the Baltimore areas  constitutes diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment.  The largest employers in the Baltimore area include University System of Maryland, Johns Hopkins Hospital and Fort Meade.  The Baltimore region is the 20th most populous area in the United States.

Lending Activities

General.  Our primary market focus is on making loans to small and medium size businesses, entrepreneurs, professionals, consumers and high net worth clients in our market area. Our lending activities consist generally of short to medium term commercial business loans, commercial real estate loans, real estate construction loans, home equity loans and consumer installment loans, both secured and unsecured.  We also originate residential loans for sale in the secondary market in addition to originating residential loans we maintain in our portfolio.

Credit Policies and Administration.  We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, prior to funding, the loan committee consists of four non-employee members of the board of directors and four executive officers.  Approval by a majority vote of the loan committee is required for all credit decisions in excess of a lending officer’s lending authority. Management believes that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial condition of our borrowers and the concentrations of loans in the portfolio.

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

Commercial and Industrial Lending.    Our commercial and industrial lending consists of lines of credit, revolving credit facilities, accounts receivable financing, term loans, equipment loans, Small Business Administration (“SBA”) loans, standby letters of credit and unsecured loans.  We originate commercial loans for any business purpose including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital and acquisition activities. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, deeds of trust and other collateral such as marketable securities, cash value of life insurance, and time deposits at Old Line Bank.

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

Commercial real estate lending entails significant additional risks as compared with residential mortgage lending. Risks inherent in managing a commercial real estate portfolio relate to sudden or gradual drops in property values as well as changes in the economic climate that may detrimentally impact the borrower’s ability to repay. We attempt to mitigate these risks by carefully underwriting these loans. Our underwriting generally includes an analysis of the borrower’s capacity to repay, the current collateral value, a cash flow analysis and review of the character of the borrower and current and prospective conditions in the market. We generally limit loans in this category to 75% - 80% of the value of the property and require personal and/or corporate guarantees. For loans of this type in excess of $250,000, we monitor the financial condition and operating performance of the borrower through a review of annual tax returns and updated financial statements. In addition, we will meet with the borrower and/or perform site visits as required.

Hospitality loans are segregated into a separate category under commercial real estate.  An individual review of these loans indicate that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout our market area.

Residential Real Estate Lending.  We offer a variety of consumer oriented residential real estate loans. A portion of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 80%. We also offer fixed rate home improvement loans. Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%. We also consider the borrower’s length of employment and prior credit history in the approval process. Typically,  we require borrowers to have a credit score of 640. We do not have any subprime residential real estate loans.

We obtain detailed loan applications to determine a borrower’s ability to repay and verify the more significant items on these applications through credit reports, financial statements and verifications. We also require appraisals of collateral and title insurance on secured real estate loans.

A portion of this segment of the loan portfolio consists of funds advanced for construction of custom single family residences, (where the home buyer is the borrower), financing to builders for the construction of pre‑sold homes, and loans for multi‑family housing. These loans generally have short durations, meaning maturities typically of 12 months or less. Residential houses, multi‑family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. The vast majority of these loans are concentrated in our market area.

Construction lending entails significant risk. These risks generally involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. An appraisal of the property estimates the value of the project “as is” and “as if completed.”  Thus, initial funds are advanced based on the current value of the property, with the remaining construction funds advanced under a budget sufficient to successfully complete the project within the “as completed” loan to value. To further mitigate these risks, we generally limit loan amounts to 80% or less of appraised values, obtain first lien positions on the property securing the loan, and adhere to established underwriting procedures. In addition, we generally offer real estate construction financing only to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take‑out” (conversion to a permanent mortgage upon completion of the project). We also perform a complete analysis of the borrower and the project prior to construction. This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take‑out,” the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion basis. We inspect each project as needed prior to advancing funds during the term of the construction loan.  We may provide permanent financing on the same projects for which we have provided the construction financing.

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

Land acquisition and development lending, while providing higher yields, may also have greater risks of loss than long‑term residential mortgage loans on improved, owner‑occupied properties.

Old Line Bank generally makes land acquisition loans with terms of up to three years and loan to value ratios of up to 65%, and land development loans with terms of up to two years and loan‑to value ratios of up to 75%.

The primary loan‑specific risk in land and land development lending are: unemployment: deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors creates a risk of default, and that an appraisal on the collateral is not reflective of the true property value.  Portfolio risk includes condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

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

Consumer loans may present greater credit risk than residential mortgage loans because many consumer loans are either unsecured or secured by rapidly depreciating assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance because of the greater likelihood of damage, loss or depreciation. Consumer loan collections depend on the borrower’s continuing financial stability. If a borrower suffers personal financial difficulties, the loan may not be repaid. Also, various federal and state laws, including bankruptcy and insolvency laws, may limit the amount we can recover on such loans.

Lending Limit.  As of December 31, 2015, our legal lending limit for loans to one borrower was approximately $20.0 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce its credit exposure. However, this strategy may not always be available.

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

Other Banking Products

We offer our customers safe deposit boxes, wire transfer services, debit cards, prepaid cards, automated teller machines at all of our branch locations, investment services and credit cards through a third party processor. Additionally, we provide Internet and mobile banking capabilities to our customers. With our Internet banking service, our customers may view their accounts online and electronically remit bill payments. Our commercial account services include direct deposit of payroll for our commercial clients’ employees, an overnight sweep service, lockbox services and remote deposit capture service. We also provide our customers investment services including investment management, estate and succession planning and brokerage services.

Deposit Activities

Deposits are the major source of our funding. We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. We believe that we pay competitive rates on our interest bearing deposits. As a relationship oriented organization, we generally seek to obtain deposit relationships with our loan clients.

As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. We do use brokered deposits as a funding mechanism. Our primary source of brokered deposits is the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account and money market registry services, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network. At December 31, 2015, we also have  $14.0 million in brokered deposits from the WSB acquisition.   We did not purchase brokered deposits from any other source during 2015.

Competition

We face intense competition both in making loans and attracting deposits. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our market area and elsewhere.

We believe that we have effectively leveraged our talents, contacts and location to achieve a strong financial position. However, our market area is highly competitive and heavily branched. Competition in our market area for loans to small and medium sized businesses, entrepreneurs, professionals and high net worth clients is intense, and pricing is important. Many of our competitors have substantially greater resources and lending limits than we do and offer extensive and established branch networks and other services that we do not offer. Moreover, larger institutions operating in our market area have access to borrowed funds at a lower rate than is available to us. Deposit competition also is strong among institutions in our market area. As a result, it is possible that to remain competitive we may need to pay above market rates for deposits.

Employees

As of December 31, 2015, we had 233 full time and 15 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good.

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

Old Line Bancshares, Inc.

Old Line Bancshares, Inc. is a Maryland corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are subject to regulation by the Federal Reserve Board and the Commissioner, and are required to file periodic reports and any additional information that the Federal Reserve Board and Commissioner may require. The Federal Reserve Board and the Commissioner regularly examine the operations and condition of Old Line Bancshares. In addition, the Federal Reserve Board and the Commissioner have enforcement authority over Old Line Bancshares, which includes the power to remove officers and directors and the authority to issue cease and desist orders to prevent Old Line Bancshares from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Under the Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the “source of strength” doctrine. The Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a non‑bank subsidiary (other than a non‑bank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or non‑bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

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

The Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person, or persons acting in concert, to file a written notice with the Federal Reserve Board before the person or persons acquire direct or indirect “control” of a bank or bank holding company. As a general matter, a party is deemed to control a bank or bank holding company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a bank or bank holding company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of Old Line Bancshares, Inc. were to exceed the above thresholds, the investor could be deemed to “control” Old Line Bancshares, Inc. for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk‑weighted assets. See “—Capital Adequacy Guidelines.” The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

The status of Old Line Bancshares as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to Maryland corporations generally, including, without limitation, certain provisions of the federal securities laws.

Old Line Bank

Old Line Bank is a Maryland chartered trust company (with all of the powers of a commercial bank).  Its primary federal regulator is the FDIC and it is subject to regulation, supervision and regular examination by the Commissioner and by the FDIC. The regulations of these agencies govern most aspects of Old Line Bank’s business, including required reserves against deposits, lending, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. In addition, Old Line Bank is subject to numerous federal, state and local laws and regulations that set forth specific requirements with respect to extensions of credit, credit practices, disclosure of credit terms, and discrimination in credit transactions.

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

Capital Adequacy Guidelines

The federal bank regulatory agencies have adopted risk based capital adequacy guidelines by which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off balance sheet items. Pursuant to the Federal Deposit Insurance Corporation Improvement Act the agencies have established five capital tiers for depository institutions: well‑capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements could cause regulators to initiate certain discretionary, and under certain circumstances, mandatory, actions by regulators that could have a direct material adverse effect on Old Line Bank’s financial condition.

The capital adequacy guidelines include a minimum leverage ratio (tier 1 capital to average total assets) for banks and bank holding companies of not less than 4%.  In addition to the minimum leverage capital requirements, banks must maintain certain ratios of capital to regulatory risk-weighted assets, or “risk-based capital ratios.”  Risk-based capital ratios are determined by dividing common equity Tier 1, Tier 1 and total risk-based capital, respectively, by risk-weighted assets.

There are two main categories of capital under the capital adequacy guidelines. Tier 1 capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock) and, in certain circumstances and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets, and certain other deductions. Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate‑term preferred stock and, subject to limitations, general allowances for credit losses. Tier 2 capital is limited to the amount of Tier 1 capital. Under rules that became effective January 1, 2015, accumulated other comprehensive income (positive or negative) must be reflected in regulatory capital; however, Old Line Bank was entitled to make a one-time, permanent election to continue to exclude accumulated other comprehensive income from regulatory capital on its Call Report for the first reporting period after January 1, 2015. Old Line Bank and Old Line Bancshares, Inc. each elected to exclude accumulated other comprehensive income in calculating regulatory capital in their first regulatory reports in 2015.

In addition to the minimum leverage requirements, banks and bank holding companies are expected to maintain minimum ratios of capital to risk-weighted assets, or “risk-based capital ratios.” Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets. In July 2013, the federal bank regulatory agencies issued a final rule implementing the capital standards of the Basel Committee on Banking Supervision and the minimum capital requirements and certain other provisions of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd‑Frank Act”). The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. Among other things, the rule established a new minimum common equity Tier 1 risk-based capital ratio requirement of 4.5%, a minimum Tier 1 risk-based capital ratio requirement of 6%, a minimum total risk-based capital ratio requirement of 8% and a minimum leverage ratio requirement of 4%. The new capital requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. Additionally, subject to a transition schedule, the rule limits a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized. Under these regulations, as in effect through December 31, 2014, a bank was considered to be: (i) “well capitalized” if it had total risk-based capital of 10% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5% or more, and was not subject to any written capital order or directive; (ii) “adequately capitalized” if it had total risk-based capital of 8% or more, Tier I risk-based capital of 4.0% or more and Tier

I leverage capital of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it had total risk-based capital of less than 8%, Tier I risk-based capital of less than 4% or Tier I leverage capital of less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it had total risk-based capital of less than 6%, Tier I risk-based capital less than 3%, or Tier I leverage capital of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets was equal to or less than 2%. Under certain circumstances, the bank regulatory agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the bank regulatory agency may not reclassify a significantly undercapitalized institution as critically undercapitalized).  As of December 31, 2015, Old Line Bank was “well capitalized” for this purpose and its capital exceeded all applicable requirements.

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized. Under these regulations, which were revised effective January 1, 2015, a bank is considered to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a Tier 1 leverage capital ratio of 5% or greater, and was not subject to any written capital order or directive; (ii) “adequately capitalized” if it had a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater,  a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it had a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%,  a common equity Tier 1 risk-based capital ratio of less than 4.5%, or a Tier 1 leverage capital ratio of less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a Tier 1 leverage capital ratio of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets was equal to or less than 2%. Under certain circumstances, a bank regulatory agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the bank regulatory agency may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2015, Old Line Bank was “well capitalized” for this purpose and its capital exceeded all applicable requirements.

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

Deposit Insurance Assessments

The deposits of Old Line Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd‑Frank Act permanently increased the FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000. The FDIC assesses deposit insurance premiums on all insured depository institutions. Under the FDIC’s risk‑based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky to the deposit insurance fund paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd‑Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits. Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Maryland Regulatory Assessment

The Commissioner assesses state chartered banks to cover the expense of regulating banking institutions. Old Line Bank’s asset size determines the amount of the assessment. In 2015, we paid $122 thousand to the Commissioner.

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

Liquidity

Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equaled to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board’s Regulation D, which applies to all depository institutions.  During 2015, amounts in transaction accounts above $14.5 million and up to $103.6 million were required to have reserves held against them in the ratio of 3% of such amounts. Amounts above $103.6 million required reserves of $2,673,000 plus 10% of the amount in excess of $103.6 million. The Federal Reserve Board changes its reserve requirements on an annual basis and Old Line Bank is subject to new requirements for 2016. Old Line Bank was in compliance with its reserve requirements at December 31, 2015 and is in compliance with its current reserve requirements.

Dividends

Old Line Bancshares, Inc. is a legal entity separate and distinct from Old Line Bank. Virtually all of Old Line Bancshares, Inc.’s revenue available for the payment of dividends on its common stock results from dividends paid to Old Line Bancshares, Inc. by Old Line Bank. Under Maryland law, Old Line Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Maryland Commissioner of Financial Regulation, from its surplus in excess of 100% of its required capital stock. Also, if Old Line Bank’s surplus is less than 100% of its required capital stock, then, until its surplus is 100% of its capital stock, Old Line Bank must transfer to its surplus annually at least 10% of its net earnings and may not declare or pay any cash dividends that exceed 90% of its net earnings. In addition to these specific restrictions, the FDIC have the ability to prohibit or limit proposed dividends if such regulatory agencies determine the payment of such dividends would result in Old Line Bank being in an unsafe and unsound condition.

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

Item 1A.  Risk Factors

You should consider carefully the following risks, along with other information contained in this Form 10‑K. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of the following events, should they actually occur, could materially and adversely affect our business and financial results.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses.  We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break‑ins, cybersecurity breaches and other disruptive problems caused by Internet problems, other users or unrelated third parties. Such computer break‑ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, and inhibit current and potential customers from using our Internet banking services, any or all of which could have a material adverse effect on our results of operations and financial condition. We periodically review our security protocols and, as necessary, add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing.  These precautions may not, however, be effective in preventing such breaches, damage or failures. We continue to monitor developments in this area and consider whether additional protective measures are necessary or appropriate, and we have obtained insurance protection intended to cover losses due to network security breaches; there is no guarantee, however, that such insurance, would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

We rely on certain external vendors. Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications.  Our operations are exposed to the risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus.  While we have comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial conditions and results of our operations.

A worsening of economic conditions could adversely affect our results of operations and financial condition.  Changes in prevailing economic conditions, including declining real estate values, changes in interest rates that may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results. We continue to operate in a challenging and uncertain economic environment.  Economic growth continues to be slow and uneven. A return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the demand for our products and services, the value of our loans and investments, and our ongoing operations, costs and profitability.  In any case, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future. Further continuing economic uncertainty, including regarding concerns about U.S. debt levels and related governmental actions, including potential tax increases and cuts in government spending, may negatively impact economic conditions going forward. In addition, an increase in unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has among other things kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities.  If the Federal Reserve Board increases the federal funds rate in the near term, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic growth.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our business borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

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

Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and our growth strategy, and we may be adversely affected by changes in laws and regulations.  The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy, ability to attract and retain personnel and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The cost of compliance with regulatory requirements could adversely affect our ability to operate profitably.

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

In addition, because regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal or state regulation of financial institutions may change in the future and impact our operations. In light of the performance of and government intervention in the financial sector, there will be significant changes to the banking and financial institutions’ regulatory agencies in the future.  Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors.

Recently issued capital rules require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.  In July 2013, the Federal Reserve adopted a final rule for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to us. The rules phase in over a period of time that began in 2015 and will become fully effective in 2019. The rules apply to the Company as well as to the Bank. Beginning in 2015, our minimum capital requirements are (i) a common equity Tier 1 risk-based capital ratio of 4.5%, (ii) a Tier 1 risk-based capital (common Tier 1 capital plus Additional Tier 1 capital) ratio of 6% (up from 4%) and (iii) a total risk-based capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common equity Tier 1, Tier 1 and total risk-based capital requirements, resulting in a required common equity Tier 1 risk-based capital ratio of 7%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

Our internal controls and procedures may fail or be circumvented. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Any (a) failure or circumvention of our controls and procedures, (b) failure to adequately address any internal control deficiencies, or (c) failure to comply with regulations related to controls and procedures could have a material effect on our business, consolidated financial condition and results of operations.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations.  A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2015 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

We depend on the accuracy and completeness of information about clients and counterparties and our financial condition could be adversely affected if it relies on misleading information. In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify as a matter of course. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.

We may be adversely affected by the soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

Regulations pursuant to the Dodd‑Frank Act may adversely impact our results of operations, liquidity or financial condition.  The Dodd-Frank Act represents a comprehensive overhaul of the U.S. financial services industry. The Dodd‑Frank Act required the CFPB and other federal agencies to issue many new and significant rules and regulations to implement its various provisions. There are a number of regulations under the Dodd‑Frank act that have not yet been fully adopted and implemented and we will not know the full impact of the Dodd‑Frank Act on our business until such regulations are fully implemented. As a result, we cannot predict the full extent to which the Dodd‑Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and a diversion of management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Because we serve a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse.  Our current market area consists of the suburban Maryland counties of Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Prince George’s and St. Mary’s. We may expand in contiguous northern and western Counties, such as Howard County, Maryland. Broad geographic diversification, however, is not currently part of our community bank focus. Overall, during and following the most recent recession, the business environment has negatively impacted many businesses and households in the United States and worldwide. Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values. As a result, if our market area should suffer another economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. In particular, due to the proximity of our market area to Washington, D.C., decreases in spending by the Federal government could impact us more than banks that serve a larger or a different geographical area. Our larger competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area. Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

We originate and retain in our portfolio residential mortgage loans. A downturn in the local real estate market and economy could adversely affect earnings.  Our loan portfolio includes residential mortgage loans that we originate. Although the local real estate market and economy in our market areas have performed better than many other markets during the past few years, a downturn could cause higher unemployment, more delinquencies, and could adversely affect the value of properties securing loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

New regulations may negatively impact our origination of mortgage loans for sale into the secondary market.  The Dodd‑Frank Act required the regulatory agencies to issue regulations that require securitizers of loans retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.”  The rule, issued in 2014, aligns the definition of “qualified residential mortgage” with the definition of “qualified mortgage” as defined by the CFPB for purposes of its regulations.  The final rule became effective on February 23, 2015.  Compliance with the final rule was required beginning December 24, 2015 with respect to asset-backed securities collateralized by residential mortgages, and is required beginning December 24, 2016 with respect to all other classes of asset-backed securities.  The new rule could have a significant effect on the secondary market for loans and the types of loans we originate, and restrict our ability to make such loans.

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

Our growth and expansion strategy may not be successful.  Our ability to grow depends upon our ability to attract new deposits, identify loan and investment opportunities and maintain adequate capital levels. We may also grow through acquisitions of existing financial institutions or branches thereof. There are no guarantees that our expansion strategies will be successful. Also, in order to effectively manage our anticipated and/or actual loan growth we have made and may continue to make additional investments in equipment and personnel, which could increase our non‑interest expense. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially and adversely affect our financial performance.

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

As of December 31, 2015, commercial and industrial and commercial real estate mortgage loans comprise approximately 66.72% of our loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans. A deterioration of one or a few of these loans could cause a significant increase in non‑performing loans. Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge‑offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We face substantial competition which could adversely affect our growth and operating results.  We operate in a competitive market for financial services and face intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, have established customer bases, have greater financial resources and lending limits than we do, and are able to offer certain services that we are not able to offer. There are also a number of smaller community-based banks that pursue operating strategies similar to ours.  Competitive pressures will also likely continue to build as the financial services industry continues to consolidate and as additional non-bank investment and financial services options for consumers become available and consumers become increasingly comfortable using such alternatives. If we cannot attract deposits and make loans at a sufficient level, our operating results will suffer, as will our opportunities for growth.

Consumers may decide not to use banks to complete their financial transactions.  Technology and other changes are allowing consumers to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that they have historically held as bank deposits in brokerage accounts, mutual funds or general‑purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, which may increase as consumers become more comfortable with these new technologies and offerings, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.  The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by new or modified products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

The market value of our investments could negatively impact stockholders’ equity.  We have designated all of our investment securities portfolio (or 12.9% of total assets) at December 31, 2015 as available for sale. We “mark to market” temporary unrealized gains and losses in the estimated value of the available for sale portfolio and reflect this adjustment as a separate item in stockholders’ equity, net of taxes. As of December 31, 2015, we had temporary unrealized gains in our available for sale portfolio of $38 thousand (net of taxes). As a result of the recent economic recession and the continued economic slowdown, several municipalities continue to report budget deficits and companies continue to report lower earnings. These budget deficits and lower earnings could cause temporary and other than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.

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

We face limits on our ability to lend.  The amount of our capital limits the amount that we can loan to a single borrower. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2015, we were able to lend approximately $20.0 million to any one borrower. This amount is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

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

We may fail to realize all of the anticipated benefits of the merger with Regal Bancorp.  As discussed above in “Item I- Business,” in December 2015 we acquired Regal Bancorp. The ultimate success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with Regal Bancorp.

It is possible that the continuing integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of our ongoing businesses or inconsistencies in standard controls, procedures and policies that adversely affect our ability to maintain our relationships with our clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2015, we operate a total of 23 branch locations and nine loan production offices. Our headquarters is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County. Pointer Ridge Office Investment, LLC, an entity in which we have an approximately $430 thousand investment and a 62.50% ownership interest, owns this property. Frank Lucente, a director of Old Line Bancshares, Inc. and Old Line Bank controls 12.50% of Pointer Ridge and controls the manager of Pointer Ridge.  We also own the property and building located at 4201 Mitchellville Road, Bowie, Maryland, which we acquired in the acquisition of WSB Holdings. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $36.2 million at December 31, 2015.

During the fourth quarter of 2015, we opened our first branch in Montgomery County, Maryland.  Also, as a result of the Regal Bancorp merger on December 4, 2015, three additional branch locations were added expanding our branch network into Baltimore and Carroll Counties.  During the first half of 2015, our Crofton Center property was sold.  We acquired this property in the WSB merger and it was closed as a result of branch consolidations that took place on December 31, 2014.

Legacy Properties
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Accokeek	15808 Livingston Road Accokeek, Maryland	12/1995	1,218	Owned
Annapolis Suite 100	2530 Riva Road, Annapolis, Maryland	9/2011	3,899	$12,425	10yrs 7mos	(2) 5 years
Annapolis Suite 404	2530 Riva Road, Annapolis, Maryland	6/2015	2,394	$5,672	6yrs 1mos	n/a
Bowie Suite 100	1525 Pointer Ridge Place Bowie, Maryland	6/2006	2,557	$8,066	13 years	(2) 5years
Bowie Suite 101	1525 Pointer Ridge Place Bowie, Maryland	1/2012	2,282	$3,325	8yrs 5 mos	(2) 5years
Bowie Suite 201B & 202	1525 Pointer Ridge Place Bowie, Maryland	7/2014	1,875	$3,780	4yrs 10mos	(2) 5years
Bowie Suite 201A & 204	1525 Pointer Ridge Place Bowie, Maryland	12/2014	1,692	$2,961	4yrs 6mos	(2) 5years
Bowie Suite 203, 205 $ & 207	1525 Pointer Ridge Place Bowie, Maryland	2/2015	5,513	$9,686	4yrs 4mos	(2) 5years
Bowie Suite 300	1525 Pointer Ridge Place Bowie, Maryland	6/2006	5,449	$15,051	13 years	(2) 5years
Bowie Suite 301	1525 Pointer Ridge Place Bowie, Maryland	1/2012	1,732	$2,839	8yrs 5mos	(2) 5years
Bowie Suite 302, 303, 303a, 304 & 305	1525 Pointer Ridge Place Bowie, Maryland	12/2012	2,896	$6,687	6yrs 6mos	(2) 5years
Bowie Suite 400	1525 Pointer Ridge Place Bowie, Maryland	6/2006	11,053	$30,046	13 years	(2) 5years
Clinton	7801 Old Branch Avenue Clinton, Maryland	9/2002	2,550	$2,935	5 years	(2) 5years
College Park 1st Floor	9658 Baltimore Avenue College Park, Maryland	3/2008	1,916	$6,149	10 years	(2) 5 years
College Park 4th Floor	9658 Baltimore Avenue College Park, Maryland	7/2005	2,230	$4,785	10 years	(2) 5 years
Crain Highway	2995 Crain Highway Waldorf, Maryland	6/1999	8,044	Owned
Crofton	1641 Maryland Route 3 North Crofton, Maryland	7/2009	2,420	$7,904	10 years	(3) 5 years
Fairwood	12100 Annapolis Road Glen Dale, Maryland	10/2009	2,863	Owned
Greenbelt	6421 Ivy Lane Greenbelt, Maryland	9/2009	33,000	$10,063	30 years	(2) 10 years
Rockville Pike Suite 100	1801 Rockville Pike Rockville, Maryland	11/2015	3,251	$9,482	5 years	(3) 5 years
Rockville Towne Center	196 East Montgomery Avenue Rockville, Maryland	2nd Qtr 2016	2,142	5,355	10 years	(2) 5 years
Silver Spring	12501 Prosperity Drive Silver Spring, Maryland	3/2013	2,131	$4,024	3 years 2 mos	(1) 3 years

Properties Acquired April 1, 2011
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bryans Road	7175 Indian Head Highway Bryans Road, Maryland	5/1964	3,711	Owned
California	22741 Three Notch Road California, Maryland	4/1985	3,366	$6,429	5 years	(2) 5 years
Callaway	20990 Point Lookout Road Callaway, Maryland	8/2005	1,795	Owned
Fort Washington	12740 Old Fort Road Fort Washington, Maryland	2/1973	2,800	$7,090	5 years	(1) 5 years
La Plata	101 Charles Street La Plata, Maryland	4/1974	2,910	$8,992	15 years	(3) 10 years
Leonardtown Road	3135 Leonardtown Road Waldorf, Maryland	6/1963	7,076	Owned
Lexington Park (1)	46930 South Shangri La Drive Lexington Park, Maryland	6/1959	7,763	$11,766	20 years	N/A
Prince Frederick	691 Prince Frederick Blvd. Prince Frederick, Maryland	8/1999	3,400	$10,269	20 years	N/A
Solomons (1)	80 Holiday Drive Solomons, Maryland	2/1998	2,194	$4,833	20 years	N/A
Waldorf Operations	3220 Old Washington Road Waldorf, Maryland	12/1988	21,064	Owned

Properties Acquired May 10, 2013
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bowie	4201 Mitchellville Road Bowie, Maryland	4/1997	43,600	Owned
Millersville	676 Old Mill Road Millersville, Maryland	8/2005	1,795	$7,500	5 years	(2) 5 years
Odenton	1161 Annapolis Road Odenton, Maryland	2/1973	2,800	$10,729	5 years	(1) 5 years
Waldorf (1)	3225 Crain Highway Waldorf, Maryland	4/1974	2,910	$6,750	15 years	(3) 10 years

Properties Acquired December 4, 2015
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Hunt Valley	10620 York Road Hunt Valley, Maryland	6/2005	6,160	$13591	20 years	(4) 5 years
Owings Mills Suite 10	25 Crossroads Drive Owings Mills, Maryland	8/2011	1,500	4221	5 years	(3) 5 years
Owings Mills Unit 1	11436 Cronhill Drive Owings Mills, Maryland	5/2007	7,612	8317	3 years	(2) 5 years
Westminster	1046 Baltimore Boulevard Westminster, Maryland	12/2001	3,391	7,888	20 years	(1) 10 years

(1)	Closed offices effective December 31, 2014. Locations closed effective December 31, 2014.

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

	Sale Price Range
2015	High	Low
First Quarter	$16.04	$14.31
Second Quarter	16.63	14.71
Third Quarter	17.00	15.24
Fourth Quarter	18.33	15.85
2014
First Quarter	$18.00	$14.25
Second Quarter	17.75	15.01
Third Quarter	15.87	13.58
Fourth Quarter	16.21	13.96

At December 31, 2015, there were 10,802,560 shares of our common stock issued and outstanding held by approximately 1,488 stockholders of record. There were 368,956 shares of common stock issuable on the exercise of outstanding stock options, 292,204 of which were issuable pursuant to options currently exercisable. The remaining shares are issuable pursuant to options that are exercisable as follows:

Date Exercisable	# of Shares
2/25/2016	11,265
2/26/2016	11,313
2/27/2016	10,330
9/10/2016	5,001
10/22/2016	1,667
2/25/2017	11,265
2/26/2017	11,313
10/22/2017	1,667
2/25/2018	11,265
10/22/2018	1,666
Total	76,752

Dividends

We have paid the following dividends on our common stock during the years indicated:

	2015	2014
March	$0.05	$0.04
June	0.05	0.04
September	0.05	0.05
December	0.06	0.05
Total	$0.21	$0.18

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

Issuer Purchases of Equity Securities

As previously reported, on February 25, 2015, the board of directors approved the Company’s repurchase of up to 500,000 shares of its outstanding shares of common stock, and on March 4, 2015 the Company entered into a stock repurchase plan with a registered broker-dealer under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, pursuant to which the broker-dealer will have the authority to repurchase on the Company’s behalf up to 500,000 shares of its outstanding common stock through March 4, 2016, unless the repurchase plan is terminated earlier in accordance with its terms.  Such stock repurchases, if and when commenced, may be suspended or discontinued at any time.  Any repurchased shares of common stock will return to the status of authorized but unissued shares.  As of December 31, 2015, 339,237 shares have been repurchased at an average price of $15.73 per share.  This buyback activity more than offset the number of shares issued in the Regal Bancorp transaction, essentially allowing us to repurchase shares at an average price of $15.69 and then re-issued a portion of them at the equivalent of $17.97.  We did not repurchase any shares of our common stock during the fourth quarter of 2015.

Item 6.  Selected Financial Data

The following table summarizes Old Line Bancshares, Inc.’s selected financial information and other financial data. The selected balance sheet and statement of income data are derived from our audited financial statements. You should read this information together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mergers and Acquisitions” and our financial statements and the related notes included elsewhere in this report. Results for past periods are not necessarily indicative of results that may be expected for any future period.

December 31,	2015	2014	2013	2012	2011
	(Dollars in thousands except per share data)
Earnings and dividends:
Interest income	$51,453	$45,603	$44,263	$38,222	$32,321
Interest expense	4,864	3,900	4,202	5,058	5,219
Net interest income	46,589	41,703	40,061	33,164	27,101
Provision for loan losses	1,311	2,827	1,504	1,525	1,800
Non-interest income	6,845	5,957	8,870	3,708	2,741
Non-interest expense	36,276	35,046	36,077	25,162	20,884
Income taxes	5,382	2,694	3,602	2,720	1,927
Net income	10,464	7,093	7,747	7,465	5,232
Less: Net loss attributable to the non-controlling interest	(4)	(37)	(92)	(65)	(148)
Net income available to common stockholders	10,468	7,130	7,839	7,530	5,380
Per common share data
Basic earnings	$0.98	$0.66	$0.87	$1.10	$0.86
Diluted earnings	0.97	0.65	0.86	1.09	0.86
Dividends paid	0.21	0.18	0.16	0.16	0.13
Common stockholders book value, period end	13.16	12.51	11.71	10.94	9.98
Common stockholders tangible book value, period end	11.85	11.38	10.50	10.30	9.28
Average common shares outstanding
Basic	10,647,986	10,786,017	9,044,844	6,828,512	6,223,057
Diluted	10,784,323	10,935,182	9,149,200	6,893,645	6,253,898
Common shares outstanding, period end	10,802,560	10,810,930	10,777,113	6,845,432	6,817,694
Balance Sheet Data:
Total assets	$1,510,089	$1,227,519	$1,167,223	$861,856	$811,042
Total loans, less allowance for loan losses	1,147,035	931,121	849,263	595,145	539,298
Total investment securities	194,706	161,680	172,170	171,541	161,785
Total deposits	1,235,880	1,015,739	974,359	735,458	690,768
Stockholders’ equity	143,989	135,264	126,249	74,862	68,040
Performance Ratios:
Return on average assets	0.79%	0.60%	0.74%	0.90%	0.79%
Return on average stockholders’ equity	7.54%	5.45%	7.80%	11.17%	9.37%
Total ending equity to total ending assets	9.54%	11.02%	10.82%	8.69%	8.39%
Net interest margin(1)	4.08%	4.15%	4.53%	4.65%	4.61%
Dividend payout ratio for period	21.47%	27.23%	19.02%	14.51%	15.30%
Asset Quality Ratios:
Allowance to period-end loans	0.43%	0.46%	0.58%	0.66%	0.69%
Non-performing assets to total assets	0.38%	0.65%	1.27%	1.12%	1.22%
Non-performing loans to allowance for loan losses	115.40%	121.61%	178.91%	149.04%	155.84%
Capital Ratios:
Tier 1 risk-based capital	10.7%	12.3%	12.0%	10.8%	10.6%
Total risk-based capital	11.1%	12.7%	12.5%	11.4%	11.3%
Leverage capital ratio	9.1%	9.9%	9.3%	7.9%	7.8%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating—Reconciliation of Non‑GAAP Measures.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate a general commercial banking business, accepting deposits and making loans and investments.

In an economic and regulatory climate that continues to present challenges for our industry, we are pleased to report our accomplishments during the year and continued profitability. Net income available to common stockholders was $10.5 million or $0.98 per basic and $0.97 per diluted common share for the year ending December 31, 2015 which represented a 46.82% increase over the prior year’s net income available to common stockholders of $7.1  million.

The following highlights contain financial data and events that have occurred during 2015:

•	Total assets at December 31, 2015 increased $282.6 million from December 31, 2014.
•

Net income of $10.5 million, or $0.98 per basic and $0.97 per diluted common share, included merger-related expenses of $1.4 million ($1.2 million after taxes).  Excluding these merger-related expenses, earnings were $1.09 per basic and $1.08 per diluted share for the twelve months ending December 31, 2015.

•

Net loans held for investment increased $220.5 million during the twelve months ended December 31, 2015, to $1.1 billion at December 31, 2015, compared to $926.6 million at December 31, 2014.  Approximately $129.5 million, or 58.7%, of this increase was due to organic growth while the acquisition of the Regal Bank loan portfolio accounted for approximately $91.0 million, or 41.3%, of the growth in net loans held for investment.

•	Non-performing assets decreased to 0.60% of total assets at December 31, 2015 compared to 0.65% of total assets at December 31, 2014.
•

Total deposits grew $220.2 million during the twelve months ending December 31, 2015.  Non-interest bearing deposits increased $67.6 million, or 25.93%, and interest bearing deposits grew $152.5 million, or 20.21%, during the twelve months ending December 31, 2015.  The increase in deposits is due to approximately $115.9 million in organic growth and $104.3 million resulting from the acquisition of Regal Bank’s deposit base.

•	The provision for loan losses for the year ending December 31, 2015 was $1.3 million compared to $2.8 million for the year ending December 31, 2014.
•

The net interest margin was 4.08% for 2015 compared to 4.15% for 2014.  The net interest margin in 2015 benefited from a higher level of accretion on acquired loans due to early payoffs on acquired loans with credit marks for the twelve months ending December 31, 2015 as compared to the same period in 2014.  Re-pricing in the loan portfolio and lower yields on new loans caused the average loan yield to decline.

•

For the twelve months ended December 31, 2015, return on average assets (ROAA) and return on average equity (ROAE) were 0.79% and 7.54%, respectively, compared to ROAA and ROAE of 0.60% and 5.45%, respectively, for the twelve months ended December 31, 2014.

•	We ended 2015 with a book value of $13.16 per common share and a tangible book value of $11.85 per common share compared to $12.51 and $11.38, respectively, at December 31, 2014.
•	We maintained strong liquidity and by all regulatory measures remained “well capitalized”.

Additionally, the following branch developments occurred during 2015:

•	On November 10, 2015, we opened our first branch in Rockville, Maryland, located in Montgomery County. A second location in the Rockville Town Center is scheduled to open in 2016.

•

We expanded our presence further north to include market areas of Baltimore County and Carroll County as a result of the Regal Bancorp merger in December 2015.  We added two branches to Baltimore County and one branch to Carroll County.  The branches are located in Hunt Valley, Owings Mills and Westminster, Maryland.

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short term goals include collecting payments on non‑accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past few years, we have expanded organically in Montgomery County, Prince George’s County and Anne Arundel County, Maryland and now with the Regal Bancorp merger, we have expanded into Baltimore and Carroll Counties.

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

We may take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings and Regal Bancorp.

Although the current economic climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in the Washington, D.C. market, resulting in increased penetration into the Charles, Prince George’s, Anne Arundel and Montgomery County markets.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that international concerns, including slowing growth in China’s economy, and the growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

If the Federal Reserve maintains the federal funds rate at historically low levels and the economy remains stable, we believe that we can continue to grow total loans and deposits during 2016. We also believe that we will be able to maintain a strong net interest margin during 2016.  As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will increase during 2016, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and other operating expenses may be higher in 2016 than they were in 2015 due to Regal acquisition and the opportunity to add more business development talent.  We will continue to look for opportunities to reduce expense as we did with the closing of four branches in 2014.  We believe with our existing and planned branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Mergers and Acquisitions

Regal Bancorp, Inc.  On December 4, 2015, Old Line Bancshares acquired Regal Bancorp, the parent company of Regal Bank.  Pursuant to the merger, each outstanding share of Regal Bancorp’s preferred stock was converted into the right to receive $2.00 in cash, and each outstanding share of Regal Bancorp’s common stock was converted into the right to receive, at the holder’s election, $12.68 in cash or 0.7718 shares of our common stock, with cash paid in lieu of fractional shares of our common stock. The total merger consideration was approximately $7.0 million, including the issuance of 230,633 shares of our common stock.

In accordance with accounting for business combinations, we recorded the acquired assets and liabilities of Regal Bank at their estimated fair value on December 4, 2015, the acquisition date. The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non‑accretable discount. We recognize the accretable discount as interest income over the remaining term of the loan. The non‑accretable discount will be adjusted based on subsequent increases or decreases to the expected cash flows and will result in either an increase to accretion income or provisions for loan losses, respectively.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $723 thousand.

The former Regal Bank franchise is currently operating under the Old Line Bank name.

WSB Holdings, Inc.    On May 10, 2013, Old Line Bancshares acquired WSB Holdings, the parent company of The Washington Savings Bank, F.S.B. In the merger, each share of common stock of WSB Holdings was converted into the right to receive, at the holder’s election, $6.0743 in cash or 0.557 shares of our common stock, with cash paid for any fractional shares of our common stock. The total merger consideration, including cash consideration of $17.0 million, was $54.7 million based on trading prices of Old Line Bancshares’ common stock at the time of the merger.

In accordance with accounting for business combinations, we recorded the acquired assets and liabilities of WSB at their estimated fair value on May 10, 2013, the acquisition date. The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non‑accretable discount. We recognize the accretable discount as interest income over the remaining term of the loan. The non‑accretable discount will be adjusted based on subsequent increases or decreases to the expected cash flows and will result in either an increase to accretion income or provisions for loan losses, respectively. The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by $361 thousand, $83 thousand and $682 thousand for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $2.4 million. The amortization of this intangible asset decreased net income by $276 thousand, $276 thousand and $180 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Maryland Bankcorp, Inc.    On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, the parent company of Maryland Bank & Trust Company, N.A. In the merger, each share of common stock of Maryland Bankcorp was converted into the right to receive, at the holder’s election, $29.11 in cash or 3.4826 shares of our common stock, with cash paid cash for any fractional shares of our common stock.  The total merger consideration was $18.8 million, including cash consideration of $1.0 million.

In accordance with accounting for business combinations, we recorded the acquired assets and liabilities of Maryland Bankcorp at their estimated fair value on April 1, 2011, the acquisition date. The determination of the fair value of the loans caused a significant write down in the value of certain loans, which we assigned to an accretable or non‑accretable discount. We will recognize the accretable discount as interest income over the remaining term of the loan. The non‑accretable discount will be adjusted based on subsequent increases or decreases to the expected cash flows and will result in either an increase to accretion income or provisions for loan losses, respectively. The accretion of the loan marks, along with other fair value adjustments, related to MB&T favorably impacted our net interest income by $1.2 million, $838 thousand and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $5.0 million. The amortization of this intangible asset decreased net income by $522 thousand, $591 thousand and $659 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp, WSB Holdings and Regal Bancorp. Core deposit intangibles represent the estimated value of long‑term deposit relationships acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp, ten years for WSB Holdings, and eight years for Regal Bancorp, and the estimated useful lives are periodically reviewed for reasonableness.

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

We engaged an external valuation specialist to assist us in the goodwill assessment performed at September 30, 2015, our annual test date, and determined that no impairment charge was necessary for our goodwill at that date. Fair value of the reporting unit in 2015 was determined using three methods, one based on the prices paid for common shares of reasonably similar publically traded companies, another based on the prices paid for acquisition of control of reasonably similar companies, and lastly, a third method based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These three methods provided a range of valuations that we used in evaluating goodwill for possible impairment. Additionally, should Old Line Bancshares’ future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2015 evaluation that caused us to perform an interim review of the carrying value of goodwill.

Business Combinations— Accounting principles generally accepted in the United States (U.S. GAAP) requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non‑controlling interest in the acquiree at the acquisition date.

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

Average Balances, Interest and Yields

	2015			2014			2013
	Average			Average			Average
Twelve Months Ended December 31,	balance	Interest	Yield	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold(1)	$365,198	$1,027	0.28%	$2,868,076	$4,690	0.16%	$3,582,839	$3,851	0.11%
Interest bearing deposits	1,322,436	19	0.01	182,435	26	0.01	105,513	184	0.17
Investment securities(1)(2)
U.S. Treasury	3,000,357	11,195	0.37	2,573,685	22,241	0.86	1,279,948	3,218	0.25
U.S. government agency	38,414,019	552,033	1.44	37,714,591	600,513	1.59	39,298,327	569,019	1.45
Mortgage backed securities	78,253,923	1,502,468	1.92	72,303,901	1,498,353	2.07	72,334,100	1,464,994	2.03
Municipal securities	41,869,571	1,991,942	4.76	50,726,625	2,381,496	4.69	62,484,076	2,896,472	4.64
Other equity securities	4,807,916	238,859	4.97	4,621,253	321,113	6.95	4,297,264	259,738	6.04
Total investment securities	166,345,786	4,296,497	2.58	167,940,055	4,823,716	2.87	179,693,715	5,193,441	2.89
Loans:(1)
Commercial	138,609,896	5,351,764	3.86	128,569,150	5,307,598	4.13	110,993,664	5,222,223	4.70
Mortgage real estate	874,089,522	43,089,824	4.93	741,096,563	36,586,500	4.94	626,060,637	34,980,352	5.59
Consumer	8,442,865	456,501	5.41	10,805,560	612,991	5.67	9,982,711	678,167	6.79
Total loans	1,021,142,283	48,898,089	4.79	880,471,273	42,507,089	4.83	747,037,012	40,880,742	5.47
Allowance for loan losses	4,648,177	—		5,181,900	—		5,021,045	—
Total loans, net of allowance	1,016,494,106	48,898,089	4.81	875,289,373	42,507,089	4.86	742,015,967	40,880,742	5.51
Total interest earning assets(1)	1,184,527,526	53,195,632	4.49	1,046,279,939	47,335,521	4.52	925,398,034	46,078,218	4.98
Non-interest bearing cash	38,327,715			39,170,242			38,323,683
Premises and equipment	34,402,717			34,637,245			31,797,485
Other assets	66,766,197			74,338,941			62,398,528
Total assets(1)	1,324,024,155			1,194,426,367			1,057,917,730
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	91,645,292	111,385	0.12	89,318,027	137,903	0.15	113,376,972	137,293	0.12
Money market and NOW	331,201,292	723,666	0.22	318,892,874	715,626	0.22	221,007,993	614,402	0.28
Other time deposits	377,037,062	3,411,939	0.90	357,758,637	2,548,094	0.71	357,443,212	2,964,348	0.83
Total interest bearing deposits	799,883,646	4,246,990	0.53	765,969,538	3,401,623	0.44	691,828,177	3,716,043	0.54
Borrowed funds	101,832,108	617,308	0.61	45,538,504	498,101	1.09	44,045,931	486,209	1.10
Total interest bearing liabilities	901,715,754	4,864,298	0.54	811,508,042	3,899,724	0.48	735,874,108	4,202,252	0.57
Non-interest bearing deposits	274,917,333			241,513,993			212,947,837
	1,176,633,087			1,053,022,035			948,821,945
Other liabilities	8,220,112			10,386,539			8,275,798
Non-controlling interest	269,964			269,964			355,322
Stockholders’ equity	138,900,992			130,747,829			100,464,665
Total liabilities and stockholders’ equity	$1,324,024,155			$1,194,426,367			$1,057,917,730
Net interest spread(1)			3.95			4.04			4.41
Net interest margin(1)		$48,331,334	4.08%		$43,435,797	4.15%		$41,875,966	4.53%

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

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2015 compared to 2014			2014 compared to 2013
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$(3,663)	$2,044	$(5,707)	$839	$1,718	$(879)
Interest bearing deposits	(7)	(42)	35	(158)	(238)	80
Investment Securities(1)
U.S. Treasury	(11,046)	(14,260)	3,214	19,023	13,446	5,577
U.S. government agency	(48,480)	(59,443)	10,963	31,494	55,084	(23,590)
Mortgage backed securities	4,115	(114,400)	118,515	33,359	33,971	(612)
Municipal securities	(389,554)	31,425	(420,979)	(514,976)	36,566	(551,542)
Other	(82,254)	(94,766)	12,512	61,375	40,811	20,564
Loans:
Commercial	44,166	(355,667)	399,833	85,375	(684,410)	769,785
Mortgage real estate	6,503,324	(52,880)	6,556,204	1,606,148	(4,363,240)	5,969,388
Consumer	(156,490)	(27,631)	(128,859)	(65,176)	(118,003)	52,827
Total interest income(1)	5,860,111	(685,620)	6,545,731	1,257,303	(4,984,295)	6,241,598
Interest bearing liabilities:
Savings	(26,518)	(30,028)	3,510	610	33,234	(32,624)
Money market and NOW	8,040	(19,149)	27,189	101,224	(134,149)	235,373
Other time deposits	863,845	720,367	143,478	(416,254)	(418,868)	2,614
Borrowed funds	119,207	(294,796)	414,003	11,892	(4,465)	16,357
Total interest expense	964,574	376,394	588,180	(302,528)	(524,248)	221,720
Net interest income(1)	$4,895,537	$(1,062,014)	$5,957,551	$1,559,831	$(4,460,047)	$6,019,878

(1)

Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non‑GAAP Measures.”

The fair value yield on loan accretion increased in 2015 due to an increased level of payoffs on acquired loans with positive accretion as compared to payoffs in 2014.   The fair value accretion increased the net interest margin as follows:

	Twelve Months Ended December 31,
	2015		2014		2013
	Fair Value	% Impact on	Fair Value	% Impact on	Fair Value	% Impact on
	Accretion	Net Interest	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin	Dollars	Margin
Commercial loans	$21,744	0.00%	$(13,229)	(0.00)%	$262,942	0.03%
Mortgage loans	1,538,455	0.12	378,089	0.03	2,712,895	0.29
Consumer loans	22,946	—	21,868	—	19,103	—
Interest bearing deposits	151,123	0.01	534,119	0.04	461,590	0.05
Total Fair Value Accretion	$1,734,268	0.13%	$920,847	0.07%	$3,456,530	0.37%

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014.

Net Interest Income.    Net interest income before provision for loan losses for the year ended December 31, 2015 increased $4.9 million or 11.71% to $46.6 million from $41.7 million for the year ended December 31, 2014. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of an increase in total interest income resulting primarily from an increase in the level of our average loans, partially offset by an increase in interest expense resulting primarily from an increase in the average balance of our average interest bearing liabilities and an increase in the average interest paid on our time deposits.

A continuing competitive rate environment and a low prime rate resulted in a slight decrease in the average yield on our interest earnings assets.  As loans reach their stated maturity dates, the re-pricing on these loans are lower than the original interest rate, reducing the average rate.  The competitive rate environment resulted in an increase in the rate paid on our time deposits, which resulted in an increase in the average rate paid on interest-bearing deposits and interest bearing liabilities despite a decrease in the average rates paid on our other interest bearing deposits.  Promotion time deposits with special rates were offered throughout the year.  These funds were used to fund new loan originations. Average rates on interest bearing liabilities decreased due to a lower rate paid on our borrowings.    We continue to adjust the mix and volume of interest earning assets and interest bearing liabilities on the balance sheet to maintain a relatively strong net interest margin.

We offset the effect on net interest income caused by the low rate environment primarily by growing total average interest earning assets $138.2 million or 13.22% to $1.2 billion for the year ended December 31, 2015 from $1.0 billion for the year ended December 31, 2014.  The growth in average interest earning assets derived from a $140.7 million increase in average total loans offsetting a decrease of $1.6 million in average investment securities.  The growth in average interest bearing liabilities, resulted primarily from the $33.9 million increase in average interest bearing deposits, which increased to $799.9 million for the year ended December 31, 2015 from $766.0 million for the year ended December 31, 2014.

The growth in both average interest earning assets and average interest bearing deposits was primarily a result of strong organic growth although our acquisition of Regal Bancorp also contributed slightly to this growth.

Our net interest margin was 4.08% for the year ended December 31, 2015 compared to 4.15% for the year ended December 31, 2014. The yield on average interest earning assets remained relatively stable, decreasing by only three basis points from 4.52% for the year ended December 31, 2014 to 4.49% for the year ended December 31, 2015. This slight decrease was primarily due to lower yields on new loans and re-pricing in the loan portfolio.  The net effect of fair value accretion/amortization on acquired loans affects our net interest income.  The fair value accretion/amortization is recorded on paydowns during the period recognized and the fair value accretion on loans increased to 12 basis points from 3 basis points in the prior year.  The net interest margin in 2015 benefited from a higher level of accretion on acquired loans due to early payoffs on acquired loans with credit marks.

The increase in the average rate paid on interest bearing liabilities was the result of the increase in rates paid on time deposits, which itself was partially offset by a slight decrease in the rate paid on time deposits resulting from the accretion of fair value adjustments on certificates of deposit acquired from MB&T and WSB, partially offset by decreases in the rates paid on our borrowings and other categories of interest bearing deposits.

As previously mentioned, our average deposits increased during the twelve months ended December 31, 2015 due to increases in the average balance of both interest bearing deposits and non-interest bearing deposits.  Interest bearing deposits increased $33.9 million to $799.9 million during the twelve months ended December 31, 2015 from $766.0 million during the twelve months ended December 31, 2014 while our non-interest bearing deposits increased $33.4 million to $274.9 million during the twelve months ended December 31, 2015 from $241.5 million during the twelve months ended December 31, 2014.  The increase in our average deposits is primarily due to organic growth generated from our enhanced presence in our market area and the surrounding areas as a result of our marketing efforts and continued efforts of our cash management and Financial Services Team.  The $104.0 million in deposits we acquired from Regal Bank had a minimal impact on average deposits during 2015 as these deposits were included in our balance sheet for less than one month during 2015.

Provision for loan losses.    Provision for loan losses totaled $1.3 million for the year ended December 31, 2015, a decrease of $1.5 million, or 53.64%, from the 2014 amount of $2.8 million.  Management identified probable losses in the loan portfolio and recorded charge‑offs of $892 thousand for the year ended December 31, 2015, compared to $3.6 million for the year ended December 31, 2014. Recoveries of $209 thousand were recognized in 2015 compared to $115 thousand in 2014.   The primary reason for the decrease in charge-offs and hence the decrease in the provision for loan losses during 2015 was primarily due to one commercial/hotel loan that was placed on nonaccrual status during the first quarter of 2014 that required an additional provision of $1.4 million to the reserve in 2014.  The collateral was sold at foreclosure during the third quarter of 2014, and the charge-off was taken in that period.  Another factor contributing to the lower provision was the continued improvement in our overall asset quality.

The allowance for loan losses to gross loans held‑for‑investment was 0.43%, and the allowance for loan losses to non‑accrual loans was 83.31%, at December 31, 2015.

Non‑Interest Income.  Non‑interest income totaled $6.8  million for the year ended December 31, 2015, an increase of $888 thousand or 14.91% from the 2014 amount of $6.0 million. Non‑interest income for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015	2014	$ Change	% Change
Service charges on deposit accounts	$1,729,773	$1,904,063	$(174,290)	(9.15)%
Gain on sales or calls of investment securities	65,222	129,911	(64,689)	(49.79)
Gain on the sale of stock	—	96,993	(96,993)	100.00
Earnings on bank owned life insurance	1,009,653	988,204	21,449	2.17
Pointer Ridge rent and other revenue	95,067	227,274	(132,207)	(58.17)
Gain (loss) on disposal of assets	14,128	(30,131)	44,259	(146.89)
Rental Income	841,075	800,174	40,901	5.11
Gain on the sale of loans	2,019,313	771,815	1,247,498	161.63
Other fees and commissions	1,070,764	1,068,621	2,143	0.20
Total non-interest income	$6,844,995	$5,956,924	$888,071	14.91%

Non‑interest income for the years ended December 31, 2015 and 2014 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, gain or loss on disposal of assets, rental income, income on marketable loans and other fees and commissions including revenues with respect to Pointer Ridge.  Non-interest income for the year ended December 31, 2014 also included gain on the sale of stock.  The primary reason for the increase in non‑interest income during 2015 was an increase in income on marketable loans, offsetting decreases in service charges on deposit accounts, Pointer Ridge rent and other revenue, gain on the sale of stock and gain on sales or calls of investment securities.

Income on marketable loans consists of gain on the sale of loans and, during 2015, any fees we receive in connection with such sales.  Income on marketable loans increased $1.2 million to $2.0 million for the year ending December 31, 2015 from $772 thousand for the year ending December 31, 2014, primarily due to gains recorded on the sale of marketable loans primarily as a result of an increased volume of sales.  The residential mortgage division sold $103.2 million of loans in the secondary market during 2015 compared to the sale of $54.3 million of loans during 2014.  The increase in production was driven primarily by the environment for refinancing and new mortgage loans.  There were no significant changes to our mortgage department, staffing or strategy.

The $174 thousand decrease in service charges on deposit accounts is due to lower overdraft and ATM fees during the year ended December 31, 2015 compared to the prior year.

Pointer Ridge rent and other revenue decreased $132 thousand during 2015 compared to the prior year as a result of a tenant that vacated space during 2015 and the resulting loss of rent during a portion of 2015.  We are now using this space for Old Line Bank staff.  Therefore, we expect Pointer Ridge rent and other revenues to remain below 2014 levels going forward.

The decrease in the gain on the sale of stock was due to the sale our Sallie Mae equity security sold during 2014 period.  This was a one-time gain on the sale of Sallie Mae stock valued at approximately $262 thousand that we acquired in the acquisition of MB&T.  Therefore, we had no similar gain during 2015 and do not expect to have such gains in future periods.

Gain on sales or calls of investment securities decreased during 2015 because we sold a lower dollar amount of securities during the year ending December 31, 2015 as compared to the prior year.  The gain of $65 thousand during 2015 represents calls on five municipal bonds and one agency security that matured during 2015 compared to the sale of approximately $27 million of investment securities for a gain of $130 thousand during 2014.  We sold securities in 2014 in order to reallocate our holdings in the investment portfolio and minimize future prepayment risk.  We acquired an approximately $24 million investment portfolio in the Regal Bancorp merger.  We sold the portfolio immediately following the closing of the transaction, resulting, therefore, in no impact on the income statement.  The proceeds from the sale were immediately reinvested in securities that better fit our target investment mix.

The $174 thousand decrease in service charges on deposit accounts is due to lower overdraft and ATM fees compared to the same twelve month period last year.

Other fees and commissions remained stable for the year compared to the same period last year.

Rental income increased during the year ending December 31, 2015 as a result of the inclusion during 2015 of a full year of rent from a tenant who moved into vacant space at our building located at 4201 Mitchellville Road in Bowie, Maryland, during mid-2014.

Non‑Interest Expenses.    Non‑interest expense increased $1.2 million or 3.51% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The following chart outlines the amounts of and changes in non‑interest expenses during 2015 and 2014.

	Years ended December 31,
	2015	2014	$ Change	% Change
Salaries and benefits	$17,237,222	$17,831,394	$(594,172)	(3.33)%
Occupancy and equipment	5,775,874	6,268,593	(492,719)	(7.86)
Data processing	1,432,182	1,340,875	91,307	6.81
FDIC insurance and State of Maryland assessments	966,982	912,208	54,774	6.00
Merger and integration	1,420,570	29,167	1,391,403	4770.47
Core deposit premium amortization	792,351	866,704	(74,353)	(8.58)
Pointer Ridge other operating	201,966	202,889	(923)	(0.45)
Loss (gain) on sale of other real estate owned	49,717	(697,875)	747,592	(107.12)
OREO expense	430,559	554,057	(123,498)	(22.29)
Director fees	651,500	482,498	169,002	35.03
Network Services	699,649	743,751	(44,102)	(5.93)
Telephone	659,934	667,095	(7,161)	(1.07)
Other operating	5,957,177	5,844,979	112,198	1.92
Total non-interest expenses	$36,275,683	$35,046,335	$1,229,348	3.51%

The increase in non-interest expenses in 2015 as compared to 2014 was mainly attributable to an increase in merger and integration expenses, a decrease in the gain on the sale of other real estate owned and, to a lesser extent, increases in director fees, other operating expenses and data processing expense, offsetting decreases in salaries and benefits and occupancy and equipment expenses.  Merger and integration expenses increased $1.4 million as a result of the acquisition of Regal Bancorp.  These expenses were primarily legal fees, investment banking fees and charges associated with the termination of Regal Bank’s core data processing contract.  Loss on the sale of other real estate owned was $50 thousand during the year ended December 31, 2015 compared to a gain of $698 thousand during 2014; we sold five foreclosed properties during 2015 compared to 13 foreclosed properties during 2014. The loss recognized during 2015 is primarily due to a loss of $170 thousand on five properties offsetting a gain of $120 thousand reflecting payments made on loans that still had amounts owing after they were foreclosed and the collateral properties sold in prior years.  The gain recognized during 2014 is primarily due to a gain of $807 thousand on nine properties offsetting a $109 thousand loss on four properties. We expect that the sale of these properties will reduce future legal and maintenance costs.

The 35.03% increase in director fees during the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to additional committees to enhance our internal controls as well as increased fees paid to the directors.

Data processing costs increased due to enhancements in our data processing environment.

Salaries and benefits decreased by $594 thousand, or 3.33%, during the year ended December 31, 2015 when compared to the year ended December 31, 2014 primarily as a result of severance payments in the 2014 period that were associated with merger-related staffing reductions from our acquisition of WSB Holdings, offsetting increases in the cost of health insurance benefits and increase due to salaries and benefits as a result of the Regal merger.

Occupancy and equipment expenses decreased $493 thousand or 7.86% during the year ended December 31, 2015 compared to 2014 primarily as a result of additional expenditures we incurred in 2014 in connection with the closure of four of our branches on December 31, 2014.  The closure of these branches resulted in $462 thousand in occupancy and equipment expenses during 2014.

Income Taxes.    Income tax expense was $5.4 million (33.97% of pre‑tax income) for the year ended December 31, 2015 compared to $2.7 million (27.53% of pre‑tax income) for 2014.   Taxes were higher in 2015 period primarily because income increased and the percentage of income related to tax-exempt securities was lower as compared to the year ended December 31, 2014.

Net Income Available to Common Stockholders.    Net income available to common stockholders was $10.5 million or $0.98 per basic and $0.97 per diluted common share for the year ending December 31, 2015 compared to net income available to common stockholders of $7.1 million or $0.66 per basic and $0.65 per diluted common share for the year ended December 31, 2014. The increase in net income available to common stockholders for 2015 was primarily the result of the $4.9 million increase in net interest income, the $1.5 million decrease in the provision for loan losses and the $888 thousand increase in non-interest income, offsetting an increase of $1.3 million in non-interest expenses.  Net income included merger-related expenses of $1.4 million, ($1.2 million net of taxes, or $0.11 per basic and diluted share). Excluding the $1.4 million ($1.2 million net of taxes, or $0.11 per basic and diluted share) of merger-related expenses, earnings were $1.09 per basic and $1.08 per diluted share for the year ended December 31, 2015.

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

We offset the effect on net interest income caused by the low rate environment primarily by growing total average interest earning assets $120.9 million or 13.07% to $1.0 billion for the year ended December 31, 2014 from $925.4 million for the year ended December 31, 2013.  The growth in average interest earning assets derived from a $133.4 million increase in average total loans,  offsetting a decrease of $11.8 million in average investment securities.  The growth in average interest bearing liabilities, which we used to fund the growth in interest earning assets that resulted in the growth in net interest income, resulted primarily from the $74.1 million increase in average interest bearing deposits, which increased to $766.0 million for the year ended December 31, 2014 from $691.8 million for the year ended December 31, 2013.

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

Our average deposits increased during the twelve months ended December 31, 2014 primarily due to an increase in average interest bearing deposits, which increased $74.1 million to $766.0 million during the twelve months ended December 31, 2014 from $691.8 million during the twelve months ended December 31, 2013.  Our non-interest bearing deposits, which increased $28.6 million to $241.5 million during the twelve months ended December 31, 2014 from $212.9 million during the twelve months ended December 31, 2013.  The increase in our average deposits is primarily due to organic growth generated from our enhanced presence in our primary market and the surrounding areas as a result of our marketing efforts and continued efforts of our cash management and Financial Services Team.  To a lesser extent, the inclusion in the average of WSB’s deposits for a full year, compared to only eight months for the year ending December 31, 2013, also impacted the average balance of our deposits.

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

Following the $2.7 million charge-off during 2014, we refined the methodology we use to estimate our allowance for loan losses to segregate our hospitality loans, previously combined into one category, into three separate categories based on the type of properties and the charge-off was applied to our loss history in the specific hospitality category that it related to.  The result of this change in methodology was an increase in the general reserve portion of our allowance for loan losses, an increase mainly caused by the charge-off discussed above.  We believe that this revised methodology has, and will continue to, assist us in reserving at the proper allowance level going forward.

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

Gain on the sale of loans decreased $3.1 million to $772 thousand for the year ending December 31, 2014 from $3.9 million for the year ending December 31, 2013 due to the 2013 fourth quarter sale of impaired loans that we acquired in our previous mergers with MB&T and WSB, which resulted in a $3.4 million gain on the sale of loans.  Gain on the sale of loans also includes gains on the sale of residential mortgage loans sold in the secondary market.   The gain on sale of loans related to residential mortgage loans in the secondary market was $481 thousand for the year ending December 31, 2013.  The increase is due to a full year of mortgage operations in 2014 as the mortgage operations business was acquired in the WSB merger in May 2013.

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

We had a $97 thousand gain on the sale of stock during the year ended December 31, 2014.  We did not have any stock sales in 2013.  As noted above, this was a one-time gain on the sale of Sallie Mae stock valued at approximately $262 thousand that we acquired in the acquisition of MB&T.

Non‑Interest Expense.    Non‑interest expense decreased $1.0 million or 2.86% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The following chart outlines the changes in non‑interest expenses for the period.

	Years ended December 31,
	2014	2013	$ Change	% Change
Salaries and benefits	$17,831,394	$16,617,920	$1,213,474	7.30%
Occupancy and equipment	6,268,593	5,353,300	915,293	17.10
Data processing	1,340,875	1,422,771	(81,896)	(5.76)
FDIC insurance and State of Maryland assessments	912,208	777,474	134,734	17.33
Merger and integration	29,167	3,518,945	(3,489,778)	(99.17)
Core deposit premium amortization	866,704	838,694	28,010	3.34
Pointer Ridge other operating	202,889	203,232	(343)	(0.17)
Gain on sale of other real estate owned	(697,875)	(144,934)	(552,941)	381.51
OREO expense	554,057	838,429	(284,372)	(33.92)
Network Services	743,751	582,533	161,218	27.68
Telephone	667,095	564,164	102,931	18.24
Other operating	6,327,477	5,504,761	822,716	14.95
Total non-interest expenses	$35,046,335	$36,077,289	$(1,030,954)	(2.86)%

The reduction in non‑interest expenses in 2014 as compared to 2013 was mainly attributable to decreases in merger and integration expenses, and to a lesser extent, an increase in the gain on sale of other real estate owned (“OREO”), decreased OREO expense and a decrease in Pointer Ridge other operating expenses, offsetting the increases in salaries and benefits, occupancy and equipment, other operating expenses.  Merger and integration expenses decreased $3.5 million, or 99.17%, during the year ended December 31, 2014 compared to the same period in 2013 as a result of the expenses we incurred during 2013 in connection with the acquisition of WSB Holdings in May 2013, primarily related to legal fees, investment banker fees and termination and de-conversion charges associated with the termination of WSB’s core data processing contract; the merger and integration expenses during 2014 were also related to the WSB merger.

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

Other operating expenses increased $823 thousand during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily as a result of approximately $275 thousand in foreclosure expenses, $182 thousand in internal audit expense as a result of our increase in size and complexity as well as additional regulatory requirements and $76 thousand in marketing and advertising. In addition, FDIC insurance and State of Maryland assessments increased as a result of the increase in deposits.

Network services increased $161 thousand and telephone expense increased $103 thousand for the twelve months ending December 31, 2014 compared to the year ending December 31, 2013 due to a full year of such expenses in 2014 associated with the acquisition of WSB Holdings.

Income Taxes.    Income tax expense was $2.7 million (27.53% of pre‑tax income) for the year ended December 31, 2014 compared to $3.6 million (31.74% of pre‑tax income) for 2013.   Taxes were lower in 2014 period primarily because income decreased and a higher exclusion of certain income related to tax-exempt interest on certain commercial real estate loans and bank owned life insurance (“BOLI”).

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

Comparison of Financial Condition at December 31, 2015 and 2014

Investment Securities.    Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities (“MBS”), and certain equity securities (recorded at cost) Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Central Bankers Bank stock and previously included Federal Reserve Bank stock.  On March 6, 2015, Old Line Bank, cancelled its stock in the Federal Reserve Bank of Richmond, which resulted in the redemption of the stock.

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

The investment securities at December 31, 2015 amounted to $194.7 million, an increase of $33.0 million, or 20.43%, from the December 31, 2014 amount of $161.7 million. As outlined above, at December 31, 2015, all securities were classified as available for sale.  The increase is the result of continued efforts to diversify our balance sheet.  While we acquired an approximately $24 million in investment securities as a result of the Regal Bancorp merger, we sold the portfolio immediately following closing, resulting, therefore, in no impact on the securities portfolio at December 31, 2015.  We used the proceeds of this sale to purchase mortgage backed securities and municipal bonds to provide liquidity and cash flow to the portfolio.

The fair value of available for sale securities included net unrealized gains of $63 thousand at December 31, 2015 (reflected as unrealized gains of $38 thousand in stockholders’ equity after deferred taxes) as compared to net unrealized losses of $243 thousand ($147 thousand net of taxes) at December 31, 2014.  The improvement in the value of the investment securities is due to a decrease in market interest rates which resulted in an increase in bond values.  We have evaluated securities with larger unrealized losses not backed by the U.S. Government and unrealized losses for an extended period of time and determined that these losses are temporary and at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio is expected to decline or dissipate.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value.

December 31,	2015	2014	2013
Available For Sale Securities
U.S. Treasury	$3,000,000	$3,006,150	$1,249,987
U.S. government agency	36,606,663	37,656,332	40,735,132
Municipal securities	50,202,706	43,546,161	59,266,635
Mortgage backed	100,282,637	71,477,098	63,830,194
SBA loan pools	4,613,669	5,994,457	7,087,828
Total Available for Sale Securities	$194,705,675	$161,680,198	$172,169,776
Equity securities	$4,942,346	$5,811,697	$5,669,807

The following table shows the maturities for the securities portfolio at December 31, 2015:

			Over one year to five		Over five years to ten
	Less than 1 year		years		years		Over ten years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Avg.	Amortized	Avg.	Amortized	Avg.	Amortized	Avg.	Amortized	Fair	Avg.
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
U.S. Treasury	$2,999,978	2.95%	$—	0%	$—	—%	$—	—%	$2,999,978	$3,000,000	2.95%
U.S. government agency	—	—	36,461,479	1.40	—	—	413,325	2.00	36,874,804	36,606,662	1.41
Municipal securities	—	—	1,081,715	2.18	15,999,298	2.84	32,049,618	2.89	49,130,631	50,202,707	2.87
Mortgage-backed securities	—	—	500,752	4.41	2,197,539	3.09	98,255,912	2.13	100,954,203	100,282,637	2.22
SBA loan pools	—	—	—	—	—	—	4,682,975	1.40	4,682,975	4,613,669	1.40
Total	$2,999,978	2.95%	$38,043,946	1.47%	$18,196,837	2.87%	$135,401,830	2.27%	$194,642,591	$194,705,675	2.14%

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

Loans.    Net of allowance, unearned fees and origination costs, loans held for investment increased $220.5 million or 23.80% to $1.1 billion at December 31, 2015 from $926.6 million at December 31, 2014. Commercial real estate loans increased by $166.9 million, residential real estate loans by $49.2 million, and commercial and industrial loans by $7.5 million and consumer loans decreased $2.5 million from their respective balances at December 31, 2014. The loan growth during the year was primarily due to new originations within our surrounding market area, primarily in our commercial real estate and construction permanent loan portfolios, as well as our acquisition of approximately $91.3 million in loans in the Regal Bank acquisition.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans.  We also acquired loans in Baltimore and Carroll Counties pursuant to our acquisition of Regal Bank.

We made certain reclassifications to the loan portfolio in 2013 and the below presents the current classification for 2015 and 2014.  Years ending December 31, 2012 and 2011 are presented to conform to the loan classifications at that time.

Major classifications of loans held for investment are as follows:

	December 31, 2015			December 31, 2014
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$193,909,818	$57,212,598	$251,122,416	$192,723,718	$27,891,137	$220,614,855
Investment	298,434,087	57,749,376	356,183,463	208,766,058	41,624,825	250,390,883
Hospitality	91,440,548	10,776,561	102,217,109	76,342,916	8,319,644	84,662,560
Land and A&D	50,584,469	7,538,964	58,123,433	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien-Investment	69,121,743	31,534,452	100,656,195	49,578,862	24,185,571	73,764,433
First Lien-Owner Occupied	37,486,858	52,204,717	89,691,575	31,822,773	51,242,355	83,065,128
Residential Land and A&D	35,219,801	6,578,950	41,798,751	22,239,663	8,509,239	30,748,902
HELOC and Jr. Liens	24,168,289	4,350,956	28,519,245	20,854,737	3,046,749	23,901,486
Commercial and Industrial	105,963,233	9,519,465	115,482,698	98,310,009	9,694,782	108,004,791
Consumer	6,631,311	243,804	6,875,115	9,068,755	313,739	9,382,494
	912,960,157	237,709,843	1,150,670,000	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,821,214)	(88,604)	(4,909,818)	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,274,533	—	1,274,533	1,283,455	(9,923)	1,273,532
	$909,413,476	$237,621,239	$1,147,034,715	$746,989,617	$179,583,871	$926,573,488

	December 31, 2013
	Legacy(1)	Acquired	Total

Commercial Real Estate	$163,105,356	$30,102,731	$193,208,087
Owner Occupied	162,188,671	54,091,676	216,280,347
Investment	67,291,387	8,546,239	75,837,626
Hospitality	40,595,806	8,399,178	48,994,984
Land and A&D
Residential Real Estate	45,294,434	28,364,096	73,658,530
First Lien-Investment	13,909,939	62,247,502	76,157,441
First Lien-Owner Occupied	19,845,291	13,724,942	33,570,233
Residential Land and A&D	18,302,560	3,359,063	21,661,623
HELOC and Jr. Liens	89,629,043	11,161,347	100,790,390
Commercial and Industrial	10,127,525	870,843	10,998,368
Consumer	630,290,012	220,867,617	851,157,629
	(4,397,552)	(531,661)	(4,929,213)
Allowance for loan losses	1,021,167	(993)	1,020,174
Deferred loan costs, net	$626,913,627	$220,334,963	$847,248,590

	December 31, 2012			December 31, 2011
	Legacy(1)	Acquired	Total	Legacy	Acquired	Total
Real estate
Commercial	$279,489,013	$65,396,469	$344,885,482	$200,955,448	$72,145,634	$273,101,082
Construction	48,603,640	4,174,751	52,778,391	42,665,407	8,997,131	51,662,538
Residential	38,901,489	52,069,937	90,971,426	31,083,835	65,639,873	96,723,708
Commercial	88,306,302	10,070,234	98,376,536	90,795,904	16,329,991	107,125,895
Consumer	9,944,466	1,059,991	11,004,457	11,652,628	2,021,397	13,674,025
	465,244,910	132,771,382	598,016,292	377,153,222	165,134,026	542,287,248
Allowance for loan losses	(3,648,723)	(316,624)	(3,965,347)	(3,693,636)	(47,635)	(3,741,271)
Deferred loan costs, net	1,093,983	—	1,093,983	751,689	—	751,689
	$462,690,170	$132,454,758	$595,144,928	$374,211,275	$165,086,391	$539,297,666

(1)

As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011, WSB Holdings, the parent company of WSB, in May 2013, and Regal Bancorp, the parent company of Regal Bank, in December 2015, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB and Regal Bank (acquired).

The following table presents the maturities or re‑pricing periods of loans outstanding at December 31, 2015:

	Loan Maturity Distribution at December 31, 2015
	1 year or less	1 - 5 years	After 5 years	Total
	(Dollars in thousands)
Commercial Real Estate:
Owner occupied	$51,548,747	$169,492,957	$33,665,643	$254,707,347
Investment	71,777,841	180,007,920	104,131,700	355,917,461
Hospitality	12,716,629	75,129,518	11,569,527	99,415,674
Land and A & D	23,179,008	33,123,674	2,714,827	59,017,509
Real Estate:
Residential First-Investment	19,769,618	60,333,114	21,822,879	101,925,611
Residential First-Owner Occupied	7,263,499	13,101,159	67,431,053	87,795,711
Residential—Land and A&D	28,175,229	11,699,149	2,585,082	42,459,460
HELOC and Jr. Liens	27,437,068	1,188,109	242,891	28,868,068
Commercial	52,392,265	49,123,253	12,193,579	113,709,097
Consumer	681,949	1,626,500	4,545,613	6,854,062
Total Loans	$294,941,853	$594,825,353	$260,902,794	$1,150,670,000
Fixed Rates	$33,021,111	$121,423,889	$210,774,585	$365,219,585
Variable Rates	261,920,742	473,401,464	50,128,209	785,450,415
Total Loans	$294,941,853	$594,825,353	$260,902,794	$1,150,670,000

Bank owned life insurance.    We have invested $36.6 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB and Regal Bank at December 31, 2015.  The BOLI investment increased $5.2 million during 2015 primarily due to $4.3 million of BOLI acquired in the Regal Bancorp acquisition. We anticipate that the earnings on these policies will help offset our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers in January 2006 as well as that MB&T and WSB had entered into with their executive officers.  During 2015, the cash surrender value of the BOLI policies increased by $867 thousand as a result of earnings on these policies.  There are no post‑retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisitions of MB&T, WSB and Regal.  We have accrued a $229 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB or Regal Bank.

Other real estate owned.    As a result of the acquisitions of MB&T, WSB and Regal Bank, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired). We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.  During the year ended December 31, 2015, we sold five properties and recorded a net loss on these sales of $50 thousand.

The following outlines the transactions in OREO during 2015.

December 31, 2015	Legacy	Acquired	Total
Beginning balance	$475,291	$1,976,629	$2,451,920
Transferred in	—	820,725	820,725
Acquired from Regal Bank	—	808,150	808,150
Write down in value	(50,291)	(94,875)	(145,166)
Sales/deposits on sales	—	(1,413,868)	(1,413,868)
Net realized (loss) gain	—	(49,717)	(49,717)
Total end of period	$425,000	$2,047,044	$2,472,044

Goodwill and Core Deposit Intangible.  At December 31, 2015, goodwill was $9.8 million and consisted of $633,790 related to the MB&T acquisition in April 2011, $7.2 million related to the WSB acquisition in May 2013, and $2.0 million related to the Regal Bank acquisition in December 2015. As a result of the acquisitions of MB&T, WSB and Regal Bank, we recorded core deposit intangibles of $8.2 million. This amount represented the premium that we paid to acquire MB&T, WSB and Regal Bank’s core deposits over the fair value of such deposits. We are amortizing MB&T’s core deposit intangible on an accelerated basis over its estimated useful life of 18 years, WSB’s over its estimated useful life of ten years and Regal Bank’s over its estimated useful life of eight years. The core deposit intangible was $4.4 million at both December 31, 2015 and 2014.

Deposits.    At December 31, 2015, the deposit portfolio had increased to $1.2 billion, a $220.1 million or 21.68% increase over the December 31, 2014 level of $1.0 billion. The increase includes $104.0 million in deposits acquired as a result of the Regal Bank acquisition.  Non‑interest bearing deposits increased $67.6 million during the year to $328.5 million from $260.9 million at December 31, 2014.  Interest bearing deposits increased $152.5 million to $907.3 million at December 31, 2015 from $754.8 million at December 31, 2014.  Our interest-bearing non-maturity deposits increased $57.9 million and our time deposits increased by $94.6 million during 2015.  These increases are due to the deposits acquired from Regal Bank and our enhanced presence in our market area and surrounding areas as a result of our marketing efforts and the continued efforts of our cash management and financial services teams.  The following table outlines the growth in interest bearing deposits during 2015:

	December 31,	December 31,
	2015	2014	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$443,463	$348,900	$94,563	27.10%
Interest bearing checking	367,239	315,796	51,443	16.29
Savings	96,629	90,130	6,499	7.21
Total	$907,331	$754,826	$152,505	20.20%

We acquired brokered money market and certificate of deposits through the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC‑ insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2015, we had $43.5 million in CDARS and $97.0 million in money market accounts through Promontory’s reciprocal deposit program compared to $40.6 million and $85.3 million, respectively, at December 31, 2014.

We currently have $14.0 million in brokered certificates of deposit that we acquired in the WSB acquisition. Old Line Bank did not obtain any additional brokered certificate of deposits during the year ended December 31, 2015.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

The following is a summary of the maturity distribution of certificates of deposit as of December 31, 2015.

	Certificate of Deposit Maturity Distribution
	December 31, 2015
		Three Months
	Three Months	to	Over
	or	Twelve	Twelve
	Less	Months	Months	Total
	(Dollars in thousands)
Certificates of deposit
Time Certificates of deposit $100,000 or more	$19,488	$67,842	$147,340	$234,670
Other time deposits of $100,000 or more	19,989	22,193	—	42,182
Total	$39,477	$90,035	$147,340	$276,852

Borrowings.    Our borrowings consist of unsecured short‑term promissory notes, securities sold under agreements to repurchase, a long‑term senior note, trust preferred subordinated debentures assumed in the Regal merger, and, from time to time, advances from the Federal Home Loan Bank of Atlanta (FHLB). At December 31, 2015, borrowings totaled $118.1 million, an increase of $51.1 million from December 31, 2014. The increase was primarily due to FHLB fixed rate advances.  The borrowings were used to fund new loan originations.

The following is a summary of our short‑term and long‑term borrowings at December 31, 2015, 2014 and 2013:

	December 31, 2015
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Short-term promissory notes	$—	—%	$—	$—	—%
Repurchase agreements	33,557,246	0.17	33,557,246	29,038,197	0.17
FHLB daily rate advance	34,000,000	0.49	64,000,000	18,756,567	0.38
FHLB adjustable rate advances	3,000,000	0.38	2,500,000	504,734	0.36
FHLB fixed rate advances	37,000,000	0.39	87,500,000	47,059,726	0.21
Total short-term borrowings	107,557,246		187,557,246	95,359,224
Long-term borrowings
Senior note, fixed at 6.28%	5,874,560	6.28	5,978,771	5,926,602	6.28
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	3.18
Acquisition fair value adjustment	(1,647,400)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	1.94
Acquisition fair value adjustment	(1,335,842)
Stock on subordinated debentures	202,000
Net carrying value	3,718,758	2.71	3,716,838	285,127	2.35
Total long-term borrowings	$9,593,318		9,695,609	6,211,729
Total borrowings	$117,150,564		$197,252,855	$101,570,953

	December 31, 2014
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Short-term promissory notes	$—	—%	$8,272,074	$4,104,963	0.13%
Repurchase agreements	27,502,889	0.19	37,841,441	31,144,877	0.25
FHLB daily rate advance	33,500,000	0.36	45,000,000	4,250,137	0.36
FHLB advances	—	—	—	—	—
Total short-term borrowings	61,002,889		91,113,515	39,499,977
Long-term borrowings
Senior note, fixed at 6.28%	5,987,283	6.28	6,085,134	6,038,527	6.28
Total long-term borrowings	5,987,283		6,085,134	6,038,527
Total borrowings	$66,990,172		$97,198,649	$45,538,504

	December 31, 2013
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Short-term promissory notes	$7,773,704	0.15%	$7,773,704	$6,435,181	0.15%
Repurchase agreements	29,756,421	0.10	31,784,710	25,940,598	0.10
FHLB daily rate advance	12,000,000	0.35	21,750,000	4,144,032	0.37
FHLB advances	—	—	—	1,387,349	3.02
Total short-term borrowings	49,530,125		61,308,414	37,907,160
Long-term borrowings
Senior note, fixed at 6.28%	6,093,074	6.28	6,184,947	6,139,058	6.28
Total long-term borrowings	6,093,074		6,184,947	6,139,058
Total borrowings	$55,623,199		$67,493,361	$44,046,218

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

We acquired a trust preferred subordinated debentures totaling $3.7 million (net of $2.9 million fair value adjustment)  at December 31, 2015 as a result of the Regal Bancorp acquisition.  The trust preferred subordinated debentures, acquired in the Regal acquisition, consists of two trusts - Trust 1 in the amount of $4.0 million (fair value adjustment of $1.6 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.0 (fair value adjustment of $1.3 million) maturing on December 14, 2035.

Old Line Bancshares has available a $5.0 million unsecured line of credit. In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $33.5 million at December 31, 2015 and December 31, 2014. Old Line Bank has an additional secured line of credit from the FHLB of $397.3 million at December 31, 2015. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided FHLB collateral to support up to $160.7 million of borrowings. We may increase availability by providing additional collateral.

Stockholders’ equity.    Our stockholders’ equity amounted to $144.0 million at December 31, 2015 and $135.5 million at December 31, 2014. We are considered “well capitalized” under the risk‑based capital guidelines adopted by the Federal Reserve Board. Stockholders’ equity increased during 2015 primarily due to the $10.5 million of net income available to common stockholders, the issuance of $418 thousand of stock based compensation awards, $815 thousand in proceeds from the exercise of stock options and an increase in after tax unrealized losses of $185 thousand on available for sale securities.  These items were partially offset by the $2.2 million paid in dividends on our common stock, $5.3 million expended to repurchase shares of our common stock and the issuance of $4.1 million of common stock in the Regal Bancorp acquisition during 2015.

Asset Quality

Overview.    Management performs reviews of all delinquent loans and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management reports to the Loan Committee for their approval and recommendation to the Board of Directors on a monthly basis. The reports presented include information on delinquent loans and foreclosed real estate. We have formal action plans on criticized assets and provide status reports on OREO on a quarterly basis. These action plans include our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties. The Loan Committee consists of four non-employee directors and four executive officers.  Management generally classifies loans as non‑accrual when it does not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non‑accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non‑accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non‑accrual loans only when received.

Substandard loans generally represent assets inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets have a well‑defined weakness, or weaknesses, that jeopardize liquidation of the debt and are characterized by the distinct possibility that the bank will sustain some loss if deficiencies are not corrected. Special mentioned loans generally represent currently protected, but potentially weak assets that deserve management’s close attention. If left uncorrected, the potential weaknesses may, at some future date, result in deterioration of the repayment prospects for the loan. Special mention loans constitute an unwarranted credit risk, but do not expose Old Line Bank to sufficient risk to warrant adverse classification.

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

Potential problem loans are loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management has identified additional potential problem loans classified as TDRs totaling $712 thousand that are complying with their repayment terms, which are all acquired loans. Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these loans.

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

We recorded at fair value the loans acquired from MB&T in 2011, from WSB in 2013 and from Regal Bank on December 4, 2015.  The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non‑accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At December 31, 2015 and 2014, there was an allowance for loan losses on acquired loans of $88 thousand and $20 thousand, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

Nonperforming Assets.  At December 31, 2015, our nonperforming assets totaled $8.5 million and consisted of $5.9 million of non‑accrual loans, $129 thousand of loans 90 days or more past due and still accruing and other real estate owned of $2.5 million. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	December 31, 2015				December 31, 2014			December 31, 2013
	Legacy	Acquired	Total		Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	c	—	$—	$305,323	$305,323	$—	$309,767	$309,767
Residential Real Estate:
First-Investment	—	—		—	—	—	—	—	—	—
First-Owner Occupied	—	—		—	—	—	—	—	429,144	429,144
Land and A&D	—	128,938		128,938	—	—	—	—	915,649	915,649
Consumer	—	499		499	—	—	—	—	—	—
Total accruing loans 90 or more days past due	—	129,437		129,437	—	305,323	305,323	—	1,654,560	1,654,560
Non-accrued loans:
Commercial Real Estate
Owner Occupied	2,474,813	—		2,474,813	1,849,685	55,707	1,905,392	1,849,685	—	$1,849,685
Investment	—	64,447		64,447	—	—	—	—	376,050	376,050
Hospitality	—			—	—	—	—	4,473,345	—	4,473,345
Land and A&D	—	261,700		261,700	—	795,300	795,300	—	—	—
Residential Real Estate:
First-Investment	102,443	580,696		683,139	113,264	310,735	423,999	123,183	—	123,183
First-Owner Occupied	—	566,701		566,701	—	795,920	795,920	925,814	156,143	1,081,957
Land and A&D	—	—		—	—	—	—	—	130,532	130,532
Commercial	1,842,819	—		1,842,819	1,165,955	—	1,165,955	769,597	—	769,597
Consumer	—	—		—	120,641	—	120,641	14,426	—	14,426
Total non-accrued past due loans:	4,420,075	1,473,544		5,893,619	3,249,545	1,957,662	5,207,207	8,156,050	662,725	8,818,775
Other real estate owned (“OREO”)	425,000	2,047,044		2,472,044	475,291	1,976,629	2,451,920	475,291	3,836,051	4,311,342
Total non performing assets	$4,845,075	$3,650,025		$8,495,100	$3,724,836	$4,239,614	$7,964,450	$8,631,341	$6,153,336	$14,784,677
Accruing Troubled Debt Restructurings
Residential Real Estate:
First-Owner Occupied	$—	$631,777		$631,777	$—	$505,250	$505,250	$—	$579,583	$579,583
Commercial	—	79,574		79,574	—	83,261	83,261	—	87,387	87,387
Total Accruing Troubled Debt Restructurings	$—	$711,351		$711,351	$—	$588,511	$588,511	$—	$666,970	$666,970

	Nonperforming Assets
	December 31, 2012			December 31, 2011
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Consumer	$—	$6,410	$6,410	$34,370	$—	$34,370
Total accruing loans 90 or more days past due	—	6,410	6,410	34,370	—	34,370
Non-accruing loans:

Commercial Real Estate:
Owner Occupied	—	771,190	771,190	—	2,288,900	2,288,900
Land and A&D	351,276	200,000	551,276	—	—	—
Residential Real Estate:
First Investment	138,708	925,696	1,064,404	—	—	—
First Owner-Occupied	453,165	1,818,051	2,271,216	1,169,337	2,204,088	3,373,425
Land and A&D	—	341,624	341,624	—	—	—
Commercial	874,735	35,392	910,127	77,975	90,039	168,014
Consumer	—	—	—	—	—	—
Total Non-accruing past due loans:	1,817,884	4,091,953	5,909,837	1,247,312	4,583,027	5,830,339
Other real estate owned (“OREO”)	1,651,228	2,068,221	3,719,449	1,871,832	2,132,777	4,004,609
Total non-performing assets	$3,469,112	$6,166,584	$9,635,696	$3,153,514	$6,715,804	$9,869,318
Accruing Troubled Debt Restructurings
Residential Real Estate:
First Owner-Occupied	$499,122	$604,326	$1,103,448	$5,037,879	$—	$5,037,879
Commercial	—	90,748	90,748	—	—	—
Consumer	—	—	—	142,671	154,088	296,759
Total Accruing Troubled Debt Restructurings	$499,122	$695,074	$1,194,196	$5,180,550	$154,088	$5,334,638

The table below reflects our ratios of our non‑performing assets at December 31, 2015 and 2014.

	December 31,
	2015	2014
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.55%	0.40%
Total nonperforming assets as a percentage of total assets	0.53%	0.30%
Total nonperforming assets as a percentage of total loans held for investment	0.55%	0.38%
Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.80%	0.85%
Total nonperforming assets as a percentage of total assets	0.61%	0.65%
Total nonperforming assets as a percentage of total loans held for investment	0.80%	0.86%

The table below outlines loans on non‑accrual status by loan category at December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	3	$2,474,813	$2,474,813	$7,096	1	$1,849,685	$1,849,685	$—
Residential Real Estate
First-Investment	—	102,443	102,443	—	1	113,264	113,264	—
First-Owner Occupied	—	—	—	—	—	—	—	—
Commercial	24	1,842,819	1,842,819	5,768	3	1,165,955	1,165,955	—
Consumer	1	—	—	—	1	120,641	120,641	3,934
Total non-accrual loans	28	4,420,075	4,420,075	12,864	6	3,249,545	3,249,545	3,934
Acquired(1)
Commercial Real Estate:
Owner Occupied	—	—	—	20,887	1	48,359	55,707	178,434
Investment	—	—	—	—	—	—	—	—
Land and A & D	1	267,113	261,700	7,442	3	1,532,904	795,300	89,026
Residential Real Estate
First-Investment	5	542,547	468,156	59,207	3	311,089	310,735	119,616
First-Owner Occupied	3	754,408	743,688	—	4	830,949	795,920	32,592
Total non-accrual loans	9	$1,564,068	$1,473,544	$87,536	11	$2,723,301	$1,957,662	$419,668
Total all non-accrual loans	37	$5,984,143	$5,893,619	$100,400	17	$5,972,846	$5,207,207	$423,602

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

Nonperforming legacy loans at December 31, 2015 increased $1.2 million from December 31, 2014 primarily because of loans to one large commercial borrower, consisting of two commercial real estate loans totaling $2.5 million and 21 commercial and industrial loans totaling $1.0 million, becoming nonperforming.  These loans are classified as impaired and have been adequately reserved for at December 31, 2015.

Nonperforming acquired loans at December 31, 2015 decreased $484 thousand from December 31, 2014 primarily due to two commercial land and acquisition and development loans moving out of the nonperforming loans category.

The balance of OREO at December 31, 2015 increased $20 thousand from the balance at December 31, 2014, remaining at $2.5 million. Legacy OREO consists of one property which had an additional write down of $50 thousand applied during the third quarter of 2015.  Acquired OREO increased $70 thousand due to the transfer of six loans for a total of $820 thousand, partially offset by the sale of five acquired OREO properties for $1.3 million during the twelve month period ended December 31, 2015.  As a result of the Regal Bancorp acquisition, we acquired three additional OREO properties for a total of $808 thousand that is included in acquired real estate owned at December 31, 2015.

Delinquent Loans.  The tables below present a breakdown of the recorded book balance of past due loans at December 31, 2015 and 2014:

	Past Due Loans
	Recorded Book Balance
	December 31, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$—	$—	$—
Investment	—	—	—	—	572,565	572,565
Residential Real Estate:
First-Investment	—	—	—	297,221	189,739	486,960
First-Owner Occupied	—	—	—	—	1,423,752	1,423,752
Land and A&D	—	—	—	—	168,875	168,875
HELOC and Jr. Liens	—	—	—	—	87,703	87,703
Commercial	—	128,938	128,938	45,483	1,167,538	1,213,021
Consumer	—	499	499	—	9,308	9,308
Total 30 - 89 days past due	—	129,437	129,437	342,704	3,619,480	3,962,184
90 or more days past due
Commercial Real Estate
Owner Occupied	2,474,813	—	2,474,813	—	305,323	305,323
Land and A&D	—	261,700	261,700
Investment		64,447	64,447
Residential Real Estate:
First-Investment	102,443	580,696	683,139	—	—	—
First-Owner Occupied	—	566,701	566,701	—	—	—
Land and A&D	—		—	—	—	—
Commercial	1,842,819	—	1,842,819	—	—	—
Total 90 or more days past due	4,420,075	1,473,544	5,893,619	—	305,323	305,323
Total accruing past due loans	$4,420,075	$1,602,981	$6,023,056	$342,704	$3,924,803	$4,267,507

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

 Qualitative factors include: levels and trends in delinquencies and non‑accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; regional and local economic trends and conditions; peer group loan loss history; concentrations of credit; quality of Old Line Bank’s loan review system; external factors, such as competition, legal and regulatory requirements; and management’s collective assessment of the appropriateness of the allowance for loan losses in light of recent trends, events, political impact and other considerations.

      The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.   During 2013, the loan segments were changed to align with our new allowance methodology, which resulted in balance transfers from prior loan categories and assignment to each new loan segment.

		Commercial	Residential	Other
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
General provision for loan losses	675,598	495,537	282,398	(142,549)	1,310,984
Recoveries	16,068	20	135,908	58,105	210,101
	1,388,037	3,053,925	1,345,301	15,657	5,802,920
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$605,336	$119,198	$—	$—	$724,534
Other loans not individually evaluated	555,982	2,934,727	594,358	11,613	4,096,680
Acquired Loans:
Individually evaluated for impairment	—	—	88,604	—	88,604
Ending balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818

		Commercial	Residential	Other
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
General provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$—	$—	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	—	—	20,000	—	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

		Commercial	Residential	Other
December 31, 2013	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance					3,965,347
General provision for loan losses					1,289,153
Allocated balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640
	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)
Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661
Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

	Real			Other
December 31, 2012	Estate	Commercial	Boats	Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	1,056,287	(181,118)	(224,359)	40,007	690,817
Provision for loan losses for loans acquired with deteriorated credit quality	584,928	249,255	—	—	834,183
Recoveries	32,636	82,260	—	107,260	222,156
	3,796,919	1,072,707	340,881	277,920	5,488,427
Loans charged off	(970,335)	(316,753)	(91,953)	(144,039)	(1,523,080)
Ending Balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$125,000	$—	$—	$—	$125,000
Other loans not individually evaluated	2,384,960	755,954	248,928	133,881	3,523,723
Acquired Loans:
Individually evaluated for impairment	316,624	—	—	—	316,624
Ending balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347

	Real			Other
December 31, 2011	Estate	Commercial	Boats	Consumer	Total
Beginning balance	$1,748,122	$417,198	$294,723	$8,433	$2,468,476
Provision for loan losses	967,036	303,839	317,778	130,544	1,719,197
Provision for loan losses for loans acquired with deteriorated credit quality	—	80,803	—	—	80,803
Recoveries	13,701	154,523	—	66,834	235,058
	2,728,859	956,363	612,501	205,811	4,503,534
Loans charged off	(605,791)	(34,053)	(47,261)	(75,158)	(762,263)
Ending Balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$175,118	$77,976	$70,000	$—	$323,094

The following table provides our ratio of allowance for loan losses:

	At December 31,
	2015	2014	2013	2012	2011
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.43%	0.46%	0.58%	0.66%	0.69%
Non-accrual loans	83.31%	82.23%	60.71%	67.10%	64.17%
Net charge-offs to average loans	0.07%	0.39%	0.07%	0.23%	0.11%

The following tables provide a breakdown of the allowance for loan losses. The loan portfolio prior to 2013 was labeled in different loan categories, of which were changed to align with our revised 2013 allowance methodology which resulted in balance transfers from prior loan categories and assigned to each new loan segment.

	Allocation of Allowance for Loan Losses
	December 31, 2015		December 31, 2014		December 31, 2013
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Commercial	$1,161,318	10.04%	$696,371	11.62%	$495,051	11.34%
Commercial Real Estate	3,053,925	66.71	2,558,368	64.62	3,569,395	62.78
Residential Real Estate	682,962	22.65	926,995	22.75	841,234	24.09
Consumer	11,613	0.60	100,101	1.01	23,533	1.29
Total	$4,909,818	100.00%	$4,281,835	100.00%	$4,929,213	100.00%

	Allocation of Allowance for Loan Losses
	December 31,
	2012		2011
		% of		% of
		Loans		Loans
		in Each		in Each
	Amount	Category	Amount	Category
Consumer	$133,881	0.67%	$130,653	0.89%
Boat	248,928	1.17	565,240	1.63
Mortgage	2,826,584	81.71	2,123,068	77.73
Commercial	755,954	16.45	922,310	19.75
Total	$3,965,347	100.00%	$3,741,271	100.00%

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On December 31, 2015, we had $40.2 million in cash and due from banks, $1.1 million in interest bearing accounts, and $2.3 million in federal funds sold. As of December 31, 2014, we had $23.6 million in cash and due from banks, $1.2 million in interest bearing accounts, and $601 thousand in federal funds sold.

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

Old Line Bancshares has available a $5.0 million unsecured line of credit. In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $28.5 million at December 31, 2015. Old Line Bank has an additional secured line of credit from the FHLB of

$397.3 million at December 31, 2015. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided FHLB collateral to support up to $160.7 million of borrowings. We may increase availability by providing additional collateral. Additionally, we have provided collateral in the form of investment securities to support the $33.5 million repurchase agreement.

The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation—Capital Adequacy Guidelines.”

Risk Based Capital Analysis

(Dollars in thousands)

December 31,	2015	2014	2013
Tier 1 Capital
Common stock	$108	$108	$108
Additional paid-in capital	105,294	105,235	104,622
Retained earnings	38,291	30,068	24,879
Less: disallowed assets	11,526	12,214	13,081
Less: deferred assets	5,497	5,447	10,848
Total Tier 1 Capital	126,670	117,750	105,680
Tier 2 Capital:
Unrealized gains (45%) equity securities	—	—	68
Less: deductions	—	327	421
Allowance for loan losses	5,133	4,477	5,115
Total Risk Based Capital	$131,803	$121,900	$110,442
Risk weighted assets	$1,189,816	$958,224	$883,921

				Regulatory	To be Well
December 31,	2015	2014	2013	Minimum	Capitalized
Capital Ratios:
Tier 1 risk based capital ratio	10.7%	12.3%	12.0%	6%	8%
Total risk based capital ratio	11.1%	12.7%	12.5%	8%	10%
Leverage ratio	9.1%	9.9%	9.3%	4%	5%
Common Equity Tier 1	10.7%	—%	—%	4.5%	6.5%

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

Outstanding loan commitments and lines and letters of credit at December 31, 2015 and 2014 are as follows:

December 31,	2015	2014
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$82,875	$69,347
Construction	43,079	57,878
Consumer	19,567	15,725
	$145,521	$142,950
Standby letters of credit	$17,442	$15,725

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

Commitments for real estate development and construction, which totaled $43.1 million, or 29.61% of the $145.5 million at December 31, 2015, are generally short term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

We have various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date.

Contractual Obligations

(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years	Total
Non-interest bearing deposits	$328,549	$—	$—	$—	$328,549
Interest bearing deposits	652,848	176,727	77,756	—	907,331
Short term borrowings	107,557	—	—	—	107,557
Long term borrowings	5,875	—	—	3,718	9,593
Purchase obligations	3,412	6,308	6,601	3,028	19,349
Operating leases	2,509	5,697	944	4,955	14,105
Total	$1,100,750	$188,732	$85,301	$11,701	$1,386,484

Our operating lease obligations represent rental payments for 19 branches, six loan production offices and our main office. We lease our main office and our Bowie branch location from Pointer Ridge. We have excluded 62.50% of these lease payments in consolidation. The interest bearing obligations include accrued interest. Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligations amounts include estimated obligations under data processing and network servicing and installation contracts, income tax payable, pension obligations and accounts payable for goods and services.

Reconciliation of Non‑GAAP Measures

Below is a reconciliation of the Federal Tax Exempt adjustments and the GAAP basis information presented in this report:

Twelve Month Ended December 31, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$46,588,496	3.95%	3.82%
Tax equivalent adjustment
Federal funds sold	5	—	—
Investment securities	793,155	0.06	0.06
Loans	949,678	0.07	0.07
Total tax equivalent adjustment	1,742,838	0.13	0.13
Tax equivalent interest yield	$48,331,334	4.08%	3.95%

Twelve Month Ended December 31, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$41,703,523	3.99%	3.88%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	948,561	0.09	0.09
Loans	783,712	0.07	0.07
Total tax equivalent adjustment	1,732,274	0.16	0.16
Tax equivalent interest yield	$43,435,797	4.15%	4.04%

Twelve Month Ended December 31, 2013

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$40,060,585	4.33%	4.21%
Tax equivalent adjustment
Federal funds sold	3	—	—
Investment securities	1,141,014	0.12	0.12
Loans	674,364	0.08	0.08
Total tax equivalent adjustment	1,815,381	0.20	0.20
Tax equivalent interest yield	$41,875,966	4.53%	4.41%

We also presented in this annual report net income available to common stockholders and net income per share information excluding the after-tax $1.2 million in merger-related expenses incurred during 2015, which are non-GAAP financial measures.  Management believes that these non-GAAP financial measures provide additional useful information that allows readers to evaluate our ongoing performance of and provide meaningful comparison to our peers.  These non-GAAP financial measures should not be consider as an alternative to any measure of our performance or financial condition as promulgated under U.S. GAAP, and investors should consider Old Line Bancshares’ performance and financial condition as reported under U.S. GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under U.S. GAAP.

Reconciliation of Non-GAAP measures (Unaudited)	Twelve Months ending December 31, 2015
Net Interest
Income
Net Income (GAAP)	$10,464,434
Merger-related expenses, net of tax	1,200,825
Operating Net Income (non-GAAP)	$11,665,259

Net income available to common shareholders	$10,468,586
Merger-related expenses, net of tax	1,200,825
Operating earnings	$11,669,411

Earnings per weighted average common shares, basic (GAAP)	$0.98
Merger-related expenses, net of tax	0.11
Operating earnings per weighted average common share basic (non GAAP)	$1.09

Earnings per weighted average common shares, diluted (GAAP)	$0.97
Merger-related expenses, net of tax	0.11
Operating earnings per weighted average common share basic (non-GAAP)	$1.08

Summary Operating Results (non-GAAP)
Noninterest expense (GAAP)	$36,275,682
Merger-related expenses	1,200,825
Operating noninterest expense (non-GAAP)	$35,074,857

Operating efficiency ratio (non-GAAP)	65.64

Operating noninterest expense as a % of average assets	2.65

Return on average assets
Net income	$10,464,434
Merger-related expenses, net of tax	1,200,825
Operating net income	$11,665,259

Adjusted return on average assets	0.88

Return on average common equity
Net income available to common shareholders	$10,468,586
Merger-related expenses, net of tax	1,200,825
Operating earnings (non-GAAP)	$11,669,411

Adjusted return on average common equity (non-GAAP)	8.40

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

The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2015. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2015
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	2,326	—	—	—	2,326
Investment securities	1,500	1,500	37,821	153,885	194,706
Loans	210,191	92,863	594,825	260,903	1,158,782
Total interest earning assets	214,047	94,363	632,646	414,788	1,355,844
Interest Bearing Liabilities:
Interest-bearing transaction deposits	244,826	122,413	—	—	367,239
Savings accounts	32,210	32,210	32,210	—	96,630
Time deposits	72,208	148,981	222,274	—	443,463
Total interest-bearing deposits	349,244	303,604	254,484	—	907,332
FHLB advances	74,000	—	—	—	74,000
Other borrowings	33,557	—	5,875	3,717	43,149
Total interest-bearing liabilities	456,801	303,604	260,359	3,717	1,024,481
Period Gap	$(242,754)	$(209,241)	$372,287	$411,071	$331,363
Cumulative Gap	$(242,754)	$(451,995)	$(79,708)	$331,363
Cumulative Gap/Total Assets	(19.78)%	(36.82)%	(6.49)%	26.99%

Quarterly Data (unaudited)

	First	Second	Third	Fourth
Year Ended December 31, 2015:	Quarter	Quarter	Quarter	Quarter

Interest income	$12,508	$12,352	$13,007	$13,624
Interest expense	1,046	1,181	1,259	1,378
Net interest income	11,462	11,171	11,748	12,246
Provision for loan losses	562	86	264	400
Net interest income after provision for loan losses	10,900	11,085	11,484	11,845
Income before income taxes	4,040	3,797	4,720	3,289
Income tax expense	1,295	1,195	1,605	1,287
Net income	2,745	2,602	3,115	2,002
Less: Net income (loss) attributable to the non-controlling interest	(9)	1	3	1
Net income available to common stockholders	2,754	2,601	3,112	2,001
Basic earnings per common share	0.25	0.25	0.30	0.19
Diluted earnings per common share	0.25	0.24	0.29	0.19

	First	Second	Third	Fourth
Year Ended December 31, 2014:	Quarter	Quarter	Quarter	Quarter

Interest income	$11,372	$11,617	$11,118	$11,496
Interest expense	1,013	1,005	963	919
Net interest income	10,359	10,612	10,155	10,577
Provision for loan losses	270	1,544	555	458
Net interest income after provision for loan losses	10,089	9,068	9,600	10,119
Income before income taxes	2,505	2,443	2,377	2,462
Income tax expense	691	688	636	679
Net income	1,814	1,755	1,741	1,783
Less: Net income (loss) attributable to the non-controlling interest	(21)	(14)	(4)	2
Net income available to common stockholders	1,835	1,769	1,745	1,781
Basic earnings per common share	0.17	0.16	0.16	0.17
Diluted earnings per common share	0.17	0.16	0.16	0.16

	First	Second	Third	Fourth
Year Ended December 31, 2013:	Quarter	Quarter	Quarter	Quarter

Interest income	$8,817	$10,308	$12,559	$12,580
Interest expense	970	1,105	1,083	1,046
Net interest income	7,847	9,203	11,476	11,534
Provision for loan losses	200	200	590	514
Net interest income after provision for loan losses	7,647	9,003	10,886	11,020
Income (loss) before income taxes	1,795	(379)	3,174	6,760
Income tax expense/(benefit)	522	(283)	971	2,393
Net income (loss)	1,273	(96)	2,203	4,367
Basic earnings per common share	0.19	(0.01)	0.22	0.47
Diluted earnings per common share	0.19	(0.01)	0.22	0.46

Item 8.  Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Line Bancshares, Inc.

We have audited Old Line Bancshares, Inc. and Subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Old Line Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, and our report dated March 11, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 11, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Line Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Line Bancshares, Inc.’s internal controls over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2016, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 11, 2016

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$40,239,384	$23,572,613
Interest bearing deposits in other financial institutions	1,135,263	1,230,864
Federal funds sold	2,326,045	601,259
Total cash and cash equivalents	43,700,692	25,404,736
Investment securities available for sale-at fair value	194,705,675	161,680,198
Loans held for sale, fair value of $8,277,775 and $4,753,995	8,112,488	4,548,106
Loans held for investment (net of allowance for loan losses of $4,909,818 and $4,281,835, respectively)	1,147,034,715	926,573,488
Equity securities at cost	4,942,346	5,811,697
Premises and equipment	36,174,978	34,300,375
Accrued interest receivable	3,814,546	3,218,428
Deferred income taxes	13,820,679	16,106,498
Bank owned life insurance	36,606,105	31,429,747
Other real estate owned	2,472,044	2,451,920
Goodwill	9,786,357	7,793,665
Core deposit intangible	4,351,226	4,420,796
Other assets	4,567,038	3,779,350
Total assets	$1,510,088,889	$1,227,519,004
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$328,549,405	$260,913,521
Interest bearing	907,330,561	754,825,885
Total deposits	1,235,879,966	1,015,739,406
Short term borrowings	107,557,246	61,002,889
Long term borrowings	9,593,318	5,987,283
Supplemental executive retirement plan	5,336,509	5,095,141
Income taxes payable	3,615,677	—
Other liabilities	4,117,284	4,167,648
Total liabilities	1,366,100,000	1,091,992,367
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; issued and outstanding 10,802,560 for 2015 and 10,810,930 for 2014	108,026	108,110
Additional paid-in capital	105,293,606	105,235,646
Retained earnings	38,290,876	30,067,798
Accumulated other comprehensive income (loss)	38,200	(147,250)
Total Old Line Bancshares, Inc. stockholders’ equity	143,730,708	135,264,304
Non-controlling interest	258,181	262,333
Total stockholders’ equity	143,988,889	135,526,637
Total liabilities and stockholders’ equity	$1,510,088,889	$1,227,519,004

             The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2015	2014	2013
Interest Income
Loans, including fees	$47,948,411	$41,723,378	$40,206,378
Interest and dividends on taxable investments:
U.S. Treasury securities	10,520	21,680	3,043
U.S. government agency securities	521,947	567,785	538,007
Mortgage backed securities	1,502,468	1,498,353	1,464,994
Municipal securities	1,239,290	1,479,292	1,797,449
Federal funds sold	1,022	4,689	3,848
Other	229,136	308,069	249,119
Total interest income	51,452,794	45,603,246	44,262,838
Interest expense
Deposits	4,246,990	3,401,622	3,716,044
Borrowed funds	617,308	498,101	486,209
Total interest expense	4,864,298	3,899,723	4,202,253
Net interest income	46,588,496	41,703,523	40,060,585
Provision for loan losses	1,310,984	2,827,297	1,504,190
Net interest income after provision for loan losses	45,277,512	38,876,226	38,556,395
Non-interest income
Service charges on deposit accounts	1,729,773	1,904,063	1,607,931
Gains on sales or calls of investment securities	65,222	129,911	641,088
Gain on the sale of stock	—	96,993	—
Earnings on bank owned life insurance	1,009,653	988,204	840,028
Gain (loss) on disposal of assets	14,128	(30,131)	(104,639)
Income on marketable loans	2,019,313	771,815	3,890,029
Other fees and commissions	2,006,906	2,096,069	1,995,745
Total non-interest income	6,844,995	5,956,924	8,870,182
Non-interest expense
Salaries and benefits	17,237,222	17,831,394	16,617,920
Occupancy and equipment	5,775,874	6,268,593	5,353,300
Data processing	1,432,182	1,340,875	1,422,771
FDIC insurance and State of Maryland assessments	966,982	912,208	777,474
Merger and integration	1,420,570	29,167	3,518,945
Core deposit premium amortization	792,351	866,704	838,694
Loss (gain) on sales of other real estate owned	49,717	(697,875)	(144,934)
OREO expense	430,559	554,057	838,429
Director Fees	651,500	482,498	388,100
Network services	699,649	743,751	582,533
Telephone	659,934	667,095	564,164
Other operating	6,159,143	6,047,868	5,319,893
Total non-interest expense	36,275,683	35,046,335	36,077,289
Income before income taxes	15,846,824	9,786,815	11,349,288
Income tax expense	5,382,390	2,694,104	3,602,083
Net income	10,464,434	7,092,711	7,747,205
Less: Net loss attributable to the non-controlling interest	(4,152)	(37,589)	(91,624)
Net income available to common stockholders	$10,468,586	$7,130,300	$7,838,829
Basic earnings per common share	$0.98	$0.66	$0.87
Diluted earnings per common share	$0.97	$0.65	$0.86
Dividend per common share	$0.21	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2015	2014	2013
Net income	$10,464,434	$7,092,711	$7,747,205
Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available for sale, net of taxes of $146,528, 2,143,885 and ($3,544,461), respectively.	224,945	3,291,241	(5,441,370)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $25,727, $51,243 and $252,877, respectively.	(39,495)	(78,668)	(388,211)
Other comprehensive income (loss)	185,450	3,212,573	(5,829,581)
Comprehensive Income	10,649,884	10,305,284	1,917,624
Comprehensive (loss) attributable to the non-controlling interest	(4,152)	(37,589)	(91,624)
Comprehensive income available to common stockholders	$10,654,036	$10,342,873	$2,009,248

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	stockholders’
	Shares	Par value	capital	earnings	Income/ (loss)	interest	equity
Balance, December 31, 2012	6,845,432	$68,454	$53,792,015	$18,531,387	$2,469,758	$391,547	$75,253,161
Net income attributable to Old Line Bancshares, Inc.	—	—	—	7,838,829	—	—	7,838,829
Acquisition of WSB Holdings, Inc.	2,909,486	29,095	37,617,967	—	—	—	37,647,062
Unrealized gain on securities available for sale, net of income tax benefit of $3,797,338	—	—	—	—	(5,829,581)	—	(5,829,581)
Net loss attributable to non-controlling interest	—	—	—	—	—	(91,625)	(91,624)
Stock based compensation awards	—	—	230,743	—	—	—	230,743
Private placement—common stock	936,695	9,367	12,168,201	—	—	—	12,177,568
Common stock cash dividend $0.16 per share	—	—	—	(1,490,941)	—	—	(1,490,941)
Stock options exercised including tax benefit of $113,280	79,149	792	813,309	—	—	—	814,101
Restricted stock issued	8,382	84	(84)	—	—	—	—
Forfeiture of shares	(2,031)	(20)	20	—	—	—	—
Balance, December 31, 2013	10,777,113	$107,772	$104,622,171	$24,879,275	$(3,359,823)	$299,922	$126,549,318
Net income attributable to Old Line Bancshares, Inc.	—	—	—	7,130,300	—	—	7,130,300
Unrealized gain on securities available for sale, net of income tax benefit of $2,092,642	—	—	—	—	3,212,573	—	3,212,573
Net loss attributable to non-controlling interest	—	—	—	—	—	(37,589)	(37,589)
Stock based compensation awards	—	—	336,652	—	—	—	336,652
Common stock cash dividend $0.18 per share	—	—	—	(1,941,777)	—	—	(1,941,777)
Stock options exercised including tax benefit of $23,934	25,560	256	276,905	—	—	—	277,161
Restricted stock issued	8,257	82	(82)	—	—	—	—
Balance, December 31, 2014	10,810,930	$108,110	$105,235,646	$30,067,798	$(147,250)	$262,333	$135,526,637
Net income attributable to Old Line Bancshares, Inc.	—	—	—	10,468,586	—	—	10,468,586
Acquisition of Regal Bancorp	230,640	2,306	4,142,295	—	—	—	4,144,601
Unrealized gain on securities available for sale, net of income tax benefit of $120,801	—	—	—	—	185,450	—	185,450
Net loss attributable to non-controlling interest	—	—	—	—	—	(4,152)	(4,152)
Stock based compensation awards	—	—	418,419	—	—	—	418,419
Stock options exercised including tax benefit of $94,185	69,500	695	815,158	—	—	—	815,853
Restricted stock issued	30,727	307	(307)	—	—	—	—
Stock buyback	(339,237)	(3,392)	(5,317,605)				(5,320,997)
Common stock cash dividend $0.21 per share	—	—	—	(2,245,508)	—	—	(2,245,508)
Balance, December 31, 2015	10,802,560	$108,026	$105,293,606	$38,290,876	$38,200	$258,181	$143,988,889

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2015	2014	2013
Cash flows from operating activities
Interest received	$52,019,926	$46,498,072	$45,688,813
Fees and commissions received	3,943,589	3,407,770	3,473,068
Interest paid	(4,735,946)	(3,898,507)	(4,495,597)
Cash paid to suppliers and employees	(34,076,151)	(32,110,815)	(30,225,850)
Originations of loans held for sale	(103,508,482)	(54,257,289)	(31,959,210)
Proceeds from the sale of loans held for sale	99,944,100	51,723,894	33,834,528
Income taxes paid	415,220	(1,156,324)	(714,783)
	14,002,256	10,206,801	15,600,969
Cash flows from investing activities
Cash and cash equivalents of acquired bank	6,344,304	—	38,846,599
Acquisition cash consideration	(2,852,321)	—	(16,966,208)
Purchase of investment securities—available for sale	(51,567,606)	(28,384,137)	(27,016,236)
Proceeds from disposal of investment securities
Available for sale at maturity, call and paydowns	—	16,528,134	34,988,433
Available for sale sold	41,835,214	26,999,085	60,349,897
Loans made, net of principal collected	(129,132,289)	(82,548,387)	(91,899,866)
Proceeds from sale of other real estate owned	1,413,869	3,978,662	4,610,789
Investment in improvements other real estate owned	—	—	—
Redemption (purchase) of equity securities	869,351	(233,973)	(1,970,233)
Proceeds from sale of premises and equipment	14,128	(30,131)	(104,639)
Purchase of premises, equipment and software	(2,399,547)	(1,251,894)	(1,554,461)
	(135,474,897)	(64,942,641)	16,250,283
Cash flows from financing activities
Net increase (decrease) in
Time deposits	94,563,356	(17,535,593)	55,663,499
Other deposits	21,602,161	58,915,512	(32,956,546)
Short term borrowings	46,554,357	11,472,764	(48,625,910)
Long term borrowings	(16,200,985)	(105,791)	(99,276)
Proceeds from stock options exercised, including tax benefit	816,213	277,161	814,101
Private placement-common stock	—	—	12,177,568
Purchase of stock buyback	(5,320,997)	—	—
Cash dividends paid-common stock	(2,245,508)	(1,941,777)	(1,490,941)
	139,768,597	51,082,276	(31,483,713)
Net increase (decrease) in cash and cash equivalents	18,295,956	(3,653,564)	367,539
Cash and cash equivalents at beginning of year	25,404,736	29,058,300	28,690,761
Cash and cash equivalents at end of year	$43,700,692	$25,404,736	$29,058,300

The accompanying notes are an integral part of these consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,	2015	2014	2013
Reconciliation of net income to net cash provided (used) by operating activities
Net income	$10,464,434	$7,092,711	$7,747,205
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,332,087	2,264,380	1,850,659
Provision for loan losses	1,310,984	2,827,297	1,504,190
Amortization of intangible	792,351	866,704	838,694
Change in loans held for sale	(3,564,382)	(2,533,395)	1,875,318
(Gain)/loss on marketable loans	(2,019,313)	(771,815)	(3,890,029)
(Gain) loss on sale of other real estate owned	49,717	(697,875)	(144,934)
Write down of other real estate owned	145,165	—	334,040
Gain on sale of equity securities	—	(96,993)	—
(Gain) loss on sale of equipment	(14,128)	30,131	104,639
(Gain) loss on sale of securities	(65,222)	(129,911)	(641,088)
Amortization of premiums and discounts	910,426	933,688	1,259,194
Deferred loan fees net of costs	(1,039)	(253,358)	73,809
Deferred income taxes	2,496,521	(2,107,312)	740,985
Stock based compensation awards	418,419	336,652	230,743
Increase (decrease) in:
Accrued interest payable	128,352	1,216	(293,344)
Income tax payable	3,130,242	(2,071,174)	2,321,286
Supplemental executive retirement plan	241,368	173,900	305,542
Other liabilities	(1,531,062)	467,726	(2,034,253)
Decrease (increase) in:
Accrued interest receivable	(342,255)	214,496	92,972
Bank owned life insurance	(866,588)	(852,560)	(721,063)
Other assets	(13,821)	4,512,293	4,046,404
	$14,002,256	$10,206,801	$15,600,969

	2015	2014	2013
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$129,901,303	$—	$324,808,164
Other intangible assets acquired	2,715,463	—	9,594,598
Fair value of liabilities assumed	(125,619,844)	—	(279,789,492)
Total merger consideration	6,996,922	—	54,613,270
Supplemental disclosure of noncash activities:
Transfer to loans from other real estate owned	$820,725	$1,421,365	$1,159,308

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Description of Business—Old Line Bancshares, Inc. (Bancshares) is the holding company for Old Line Bank (Bank). We provide a full range of banking services to customers located in Anne Arundel, Baltimore, Calvert, Charles, Carroll, Prince George’s and St. Mary’s Counties in Maryland and surrounding areas.

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

Equity Securities—Equity securities include stock from Federal Home Loan Bank, Atlantic Central Bankers Bank, Maryland Financial Bank, which are carried at cost which approximates fair value.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp, Inc., WSB Holdings, Inc. and Regal Bancorp, Inc. Core deposit intangibles represent the estimated value of long‑term deposit relationships acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp, Inc., ten years for WSB Holdings, Inc., and eight years for Regal Bancorp, Inc. and the estimated useful lives are periodically reviewed for reasonableness.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

We evaluated the carrying value of goodwill as of September 30, 2015, our annual test date, and determined that no impairment charge was necessary. Additionally, should Bancshares’ future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2015 evaluation that caused us to perform an interim review of the carrying value of goodwill.

Business Combinations—Accounting principles generally accepted in the United States (U.S. GAAP) requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non‑controlling interest in the acquiree at the acquisition date.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Loans Held‑for‑Sale—The loans classified in the held‑for‑sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at December 31, 2015 and will be settled subsequent to that date. Only loans purchased by investors with recourse obligations are included in other liabilities.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

	Years Ended December 31,
	2015	2014	2013
Net Income	$10,468,586	$7,130,300	$7,838,829
Denominator:
Weighted average common shares outstanding	10,647,986	10,786,017	9,044,844
Effect of Diluted Shares	136,337	149,165	104,356
Diluted shares	10,784,323	10,935,182	9,149,200
Net income per share:
Basic	$0.98	$0.66	$0.87
Diluted	$0.97	$0.65	$0.86

Comprehensive Income—Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes and unrealized gain (loss) on the pension plan. The line item affected in the consolidated statements of income by the re‑classified amounts is gain on sales or calls of investment securities.

Reclassifications—We have made certain reclassifications to the 2014 and 2013 financial presentation to conform to the 2015 presentation.

Recent Accounting Pronouncements—  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU No. 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date.

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

In August 2014, the FASB issued ASU No. 2014-14- Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA).  The ASU outlines certain criteria and provides that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  This ASU was effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  The adoption of ASU No. 2014-14 did not have a material impact on our consolidated financial statements and the required disclosures have been included in Note 6.

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions must all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. The amendments in the ASU require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The amendments in the ASU also require expanded disclosures, effective for the current reporting period, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings (see Note 11 to the Consolidated Financial Statements). We adopted the amendments in this ASU effective January 1, 2015. As of December 31, 2015, all of our repurchase agreements were typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 did not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments –  Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by: requiring equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. The Company is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of the Company.

2. Acquisition of Regal Bancorp, Inc.

            On December 4, 2015, Bancshares, completed its acquisition of Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), through the merger of Regal with and into Bancshares (the “Merger”).  The Merger was consummated pursuant to the Agreement and Plan of Merger dated as of August 5, 2015, by and between Bancshares and Regal, as amended (the “Merger Agreement”).  This acquisition facilitates Old Line’s entry into the attractive markets of Baltimore County and Carroll County Maryland.

           As a result of the Merger, each share of preferred stock of Regal was converted into the right to receive $2.00 in cash, and each share of common stock of Regal was converted into the right to receive, at the holder’s election, $12.68 in cash or 0.7718 shares of Bancshares’ common stock, provided (i) cash was paid in lieu of any fractional shares of Bancshares common stock and (ii) no more than 59 % of the total consideration paid in the merger could consist of cash.  As a result Bancshares issued approximately 230,640 shares of its common stock and paid approximately $2.9 million in cash in exchange for the shares of common stock and preferred stock of Regal in the Merger.  The aggregate Merger consideration was approximately $7.0 million as calculated pursuant to the Merger Agreement.

In connection with the Merger, the parties have caused Regal Bank to merge with and into Old Line Bank, with Old Line Bank the surviving bank.

The acquired assets and assumed liabilities of Regal Bancorp were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of Regal Bancorp. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

loans. Management used quoted or current market prices to determine the fair value of investment securities, long‑term borrowings and trust preferred subordinated debentures that were assumed from Regal Bancorp.

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

Purchase Price Consideration
Cash consideration	$2,852,321
Purchase price assigned to shares exchanged for stock	4,144,601
Total purchase price for Regal acquisition	6,996,922

Fair Value of Assets Acquired
Cash and due from banks	$6,344,304
Investment securities available for sale	23,832,038
Loans, net of deferred fees and costs	91,440,695
Premises and equipment	1,807,143
Accrued interest receivable	253,863
Deferred income taxes	502,320
Bank owned life insurance	4,309,770
Other real estate owned	808,150
Core deposit intangible	722,780
Other assets	603,020
Total assets acquired	$130,624,083
Fair Value of Liabilities assumed
Deposits	$103,975,043
Long term borrowings	16,090,182
Trust preferred subordinated debentures	3,716,838
Other liabilities	1,837,790
Total liabilities assumed	$125,619,853
Fair Value of net assets acquired	5,004,230
Total Purchase Price	6,996,922

Goodwill recorded for Regal	$1,992,692

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Pro forma financial information is not provided because such amounts are not meaningful to the Company’s consolidated financial statements.

The following is an outline of the expenses that we have incurred during the years ended December 31, 2015 in conjunction with the Regal Bancorp merger:

Years ended December 31,	2015
Data processing	$435,942
Salaries	146,715
Advisory & legal fees	631,667
Other	206,246
$1,420,570

3. Goodwill and Other Intangible Assets

The following is a summary of changes in the carrying amounts of goodwill as well as the gross carrying amounts and accumulated amortization of core deposit intangibles:

	December 31,
	2015	2014
Goodwill:
Carrying amount at beginning of year	$7,793,665	$7,793,665
Goodwill from Regal acquisition	1,992,692	-
Carrying amount at end of year	$9,786,357	$7,793,665
Core deposit intangible:
Core deposit intangible	$7,437,640	$7,437,640
Acquired during the year	722,780	-
Less accumulated amortization	(3,809,194)	(3,016,844)
Carrying amount at end of year	$4,351,226	$4,420,796

We recorded amortization expense related to the core deposit intangible of $792,351, $866,704 and $838,694 for the years ended December 31, 2015, 2014 and 2013, respectively. Core deposit intangibles are being amortized as follows:

Core Deposit
Years ended December 31,	Premium
2016	830,257
2017	742,900
2018	662,724
2019	581,196
2020	494,587
Thereafter	1,039,562
Total	$4,351,226

4. Cash and Cash Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. We did not have any accounts that exceeded the federally insured limit in 2015 or 2014.  The Bank also sells federal funds on an unsecured

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

basis to the same banks. The average balance sold was $365 thousand and  $2.9 million in 2015 and 2014, respectively. Federal banking regulations require banks to carry non‑interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

5. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2015
Available for sale
U. S. treasury	$2,999,978	$118	$(96)	$3,000,000
U.S. government agency	36,874,804	10,283	(278,424)	36,606,663
Municipal securities	49,130,632	1,092,044	(19,970)	50,202,706
Mortgage backed securities:
FHLMC certificates	21,734,289	55,218	(26,350)	21,763,157
FNMA certificates	49,461,464	22,916	(382,909)	49,101,471
GNMA certificates	29,758,449	48,759	(389,199)	29,418,009
SBA loan pools	4,682,975	—	(69,306)	4,613,669
	$194,642,591	$1,229,338	$(1,166,254)	$194,705,675
December 31, 2014
Available for sale
U. S. treasury	$3,000,690	$5,460	$—	$3,006,150
U.S. government agency	38,594,843	15,851	(954,362)	37,656,332
Municipal securities	42,662,399	980,452	(96,690)	43,546,161
Mortgage backed securities
FHLMC certificates	20,323,394	150,735	(3,182)	20,470,947
FNMA certificates	17,898,497	61,472	(93,163)	17,866,806
GNMA certificates	33,266,203	145,451	(272,309)	33,139,345
SBA loan pools	6,177,339	—	(182,882)	5,994,457
	$161,923,365	$1,359,421	$(1,602,588)	$161,680,198

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2015 and 2014:

	December 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U. S. treasury	$1,500,000	$96	$—	$—	$1,500,000	$96
U.S. government agency	33,613,513	261,290	1,482,867	17,133	35,096,380	278,423
Municipal securities	4,864,113	12,224	762,762	7,747	5,626,875	19,971
Mortgage backed securities
FHLMC certificates	9,150,943	26,350	—	—	9,150,943	26,350
FNMA certificates	33,441,909	345,209	2,999,700	37,700	36,441,609	382,909
GNMA certificates	13,781,185	141,005	12,352,866	248,194	26,134,051	389,199
SBA loan pools	—	—	4,613,669	69,306	4,613,669	69,306
	$96,351,663	$786,174	$22,211,864	$380,080	$118,563,527	$1,166,254

	December 31, 2014
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agency	$1,492,650	$6,543	$32,497,194	$947,819	$33,989,844	$954,362
Municipal securities	2,054,635	19,397	4,617,972	77,293	6,672,607	96,690
Mortgage backed securities
FHLMC certificates	2,593,796	3,182	—	—	2,593,796	3,182
FNMA certificates	3,709,183	4,547	7,357,452	88,616	11,066,635	93,163
GNMA certificates	2,664,358	3,653	21,651,864	268,656	24,316,222	272,309
SBA loan pools	—	—	5,994,457	182,882	5,994,457	182,882
	$12,514,622	$37,322	$72,118,939	$1,565,266	$84,633,561	$1,602,588

At December 31, 2015, we had 70 investment securities that were in an unrealized loss position for less than 12 months and 23 investment securities in an unrealized loss position for 12 months or more.

We consider all unrealized losses on securities as of December 31, 2015 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of December 31, 2015, we do not have the intent to sell any of the securities classified as available for sale with unrealized losses and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re‑pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not recognized any other than temporary impairment loss in our consolidated statement of income.

During the year ended December 31, 2015, exclusive of the sale of investments acquired in the Regal merger of $24 million, we received $6.0 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $69 thousand and realized losses of $4 thousand for total realized net gain of $65 thousand. During the year ended December 31, 2014, we received $43.5 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $239 thousand and realized losses of $109 thousand for a total net gain of $130 thousand.  As a result of the Regal acquisition, we acquired $24 million in investment securities, which consisted of longer duration MBS that we sold immediately for no effect on the income statement.  Proceeds from the sale of this portfolio was used to purchase shorter duration 15 year MBS and municipal bonds.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Contractual maturities and pledged securities at December 31, 2015 and 2014 are shown below. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties. In addition, we classify mortgage backed securities based on maturity date, although the Bank receives payments on a monthly basis. We have pledged securities to customers who have funds invested in overnight repurchase agreements and deposits.

	2015		2014
	Amortized	Fair	Amortized	Fair
December 31,	cost	value	cost	value
Maturing
Within one year	$2,999,978	$3,000,000	$3,544,342	$3,634,258
Over one to five years	38,043,946	37,821,084	62,179,718	62,121,507
Over five to ten years	18,196,837	18,530,454	33,569,550	33,063,305
Over ten years	135,401,830	135,354,137	62,629,755	62,861,128
	$194,642,591	$194,705,675	$161,923,365	$161,680,198
Pledged securities	$42,610,016	$42,385,435	$53,569,275	$53,320,790

6. Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	December 31, 2015			December 31, 2014
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$193,909,818	$57,212,598	$251,122,416	$192,723,718	$27,891,137	$220,614,855
Investment	298,434,087	57,749,376	356,183,463	208,766,058	41,624,825	250,390,883
Hospitality	91,440,548	10,776,561	102,217,109	76,342,916	8,319,644	84,662,560
Land and A&D	50,584,469	7,538,964	58,123,433	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien—Investment	69,121,743	31,534,452	100,656,195	49,578,862	24,185,571	73,764,433
First Lien—Owner Occupied	37,486,858	52,204,717	89,691,575	31,822,773	51,242,355	83,065,128
Residential Land and A&D	35,219,801	6,578,950	41,798,751	22,239,663	8,509,239	30,748,902
HELOC and Jr. Liens	24,168,289	4,350,956	28,519,245	20,854,737	3,046,749	23,901,486
Commercial and Industrial	105,963,233	9,519,465	115,482,698	98,310,009	9,694,782	108,004,791
Consumer	6,631,311	243,804	6,875,115	9,068,755	313,739	9,382,494
	912,960,157	237,709,843	1,150,670,000	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,821,214)	(88,604)	(4,909,818)	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,274,533	—	1,274,533	1,283,455	(9,923)	1,273,532
	$909,413,476	$237,621,239	$1,147,034,715	$746,989,617	$179,583,871	$926,573,488

(1)

As a result of the acquisitions of Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A. (MB&T), in April 2011,  WSB Holdings, the parent company of WSB, in May 2013 and Regal Bancorp, Inc., the parent company of Regal Bank in December 2015, we have segmented the portfolio into two components, loans originated by the Bank (legacy) and loans acquired from MB&T, WSB and Regal Bank (acquired).

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties. Commercial real estate loans totaled $767.6 million and $600.7 million at December 31, 2015 and 2014. This lending has involved loans secured by owner‑occupied commercial buildings for office, storage and warehouse space, as well as non‑owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan‑to‑value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one‑to‑four family residential mortgage loans. Payments on such loans are often dependent of successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At December 31, 2015 and 2014, we had approximately $102.2 million and $84.7 million, respectively, of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on investment properties. Our residential loan portfolio amounted to $260.7 million and $211.5 million at December 31, 2015 and 2014. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

This segment of our portfolio also consists of funds advanced for construction of custom single family residences homes (where the home buyer is the borrower) and financing to builders for the construction of pre-sold homes and multi‑family housing. These loans generally have short durations, meaning maturities typically of twelve months or less.  The Bank limits its construction lending risk through adherence to established underwriting procedures. These loans generally have short durations, meaning maturities typically of twelve months or less. Residential houses, multi‑family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. The vast majority of these loans are concentrated in our market area.

Construction lending also entails significant risk. These risks generally involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. An appraisal of the property estimates the value of the project “as is” and “as if completed.” An appraisal of the property estimates the

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

value of the project prior to completion of construction.  Thus, initial funds are advanced based on the current value of the property with the remaining construction funds advanced under a budget sufficient to successfully complete the project within the “as completed” loan to value. To further mitigate the risks, we generally limit loan amounts to 80% or less of appraised values and obtain first lien positions on the property.

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

We also offer fixed rate home improvement loans.  Our home equity and home improvement loan portfolio gives us a diverse client base.  Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk.  Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence.

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

Consumer Loans

We offer various types of secured and unsecured consumer loans. We make consumer loans for personal, family or household purposes as a convenience to our customer base. This category includes our luxury boat loans, which we

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The table below presents an aging analysis of the loan held for investment portfolio at December 31, 2015 and 2014.

	Age Analysis of Past Due Loans
	December 31, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$907,545,764	$230,336,630	$1,137,882,394	$746,375,748	$173,731,329	$920,107,077
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate:
Owner Occupied	—	1,359,110	1,359,110	—	—	—
Investment	—	—	—	—	572,565	572,565
Land and A&D	459,655	157,866	617,521	—	—	—
Residential Real Estate:
First-Investment	288,747	1,253,005	1,541,752	297,221	189,739	486,960
First-Owner Occupied	241,445	2,124,416	2,365,861	—	1,423,752	1,423,752
Land and A&D	—	—	—	—	168,875	168,875
HELOC and Jr. Liens	—	—	—	—	87,703	87,703
Commercial	4,471	873,796	878,267	45,483	1,167,538	1,213,021
Consumer	—	2,039	2,039	—	9,308	9,308
Total 30 - 89 days past due	994,318	5,770,232	6,764,550	342,704	3,619,480	3,962,184
90 or more days past due
Commercial Real Estate:
Land and A&D	—	128,938	128,938	—	—	—
Residential Real Estate:
First-Owner Occupied	—	—	—	—	305,323	305,323
Consumer	—	499	499	—	—	—
Total 90 or more days past due	—	129,437	129,437	—	305,323	305,323
Total accruing past due loans	994,318	5,899,669	6,893,987	342,704	3,924,803	4,267,507
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	2,474,813	—	2,474,813	1,849,685	55,707	1,905,392
Investment	—	64,447	64,447	—	—	—
Land and A&D	—	261,700	261,700	—	—	—
Residential Real Estate:
First-Investment	102,443	580,696	683,139	113,264	310,735	423,999
First-Owner Occupied	—	566,701	566,701	—	795,920	795,920
Land and A&D	—	—	—	—	795,300	795,300
Commercial	1,842,819	—	1,842,819	1,165,955	—	1,165,955
Consumer	—	—	—	120,641	—	120,641
Total Recorded Investment
Non-accruing past due loans:	4,420,075	1,473,544	5,893,619	3,249,545	1,957,662	5,207,207
Total Loans	$912,960,157	$237,709,843	$1,150,670,000	$749,967,997	$179,613,794	$929,581,791

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

We individually evaluate all legacy substandard loans risk rated seven, certain legacy special mention loans risk rated six and all legacy TDR for impairment. We individually evaluate all acquired loans that we risk rated substandard seven subsequent to the acquisition, certain acquired special mention loans risk rated six and all acquired TDRs for impairment. We also evaluate all loans acquired and recorded at fair value under ASC 310‑30 for impairment.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The table below presents our impaired loans at December 31, 2015.

Impaired Loans Twelve months ended December 31, 2015
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$575,562	$575,562	$—	$1,232,306	$13,147
Investment	1,264,141	1,264,141	—	1,264,141	56,959
Residential Real Estate:
First-Investment	102,443	102,443	—	330,106	—
Commercial	922,826	922,826	—	3,338,295	—
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	2,153,214	2,153,214	119,199	6,605,858	—
Commercial	1,039,255	1,039,255	605,336	1,997,077	9,593
Consumer	—	—	—	—	—
Total legacy impaired	6,057,441	6,057,441	724,535	14,767,783	79,699
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Investment	—	—	—	—	—
Land and A&D	267,113	261,700	—	490,977	—
Residential Real Estate:
First-Owner Occupied	528,964	518,243	—	1,062,798	28477
First-Investment	—	—	—	—	—
Land and A&D	—	—	—	—	—
Commercial	—	—	—	—	—
With an allowance recorded:
Residential Real Estate:
First-Investment	223,617	219,225	88,604	367,261	—
Total acquired impaired	1,019,694	999,168	88,604	1,921,036	28,477
Total impaired	$7,077,135	$7,056,609	$813,139	$16,688,819	$108,176

(1)

Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment. These purchase credit impaired loans are not performing according to their contractual terms and meet our definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

   The table below presents our impaired loans at December 31, 2014.

Impaired Loans Twelve months ended December 31, 2014
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$2,113,173	$2,113,173	$—	$2,111,733	$18,318
Investment	1,319,280	1,319,280	—	1,315,243	58,664
Residential Real Estate:
First-Investment	113,264	113,264	—	112,027	—
Commercial	979,039	979,039	—	975,224	4,767
With an allowance recorded:
Commercial	375,450	375,450	159,040	365,860	13,101
Consumer	120,641	120,641	56,500	120,641	1,038
Total legacy impaired	5,020,847	5,020,847	215,540	5,000,728	95,888
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	48,359	55,706	—	48,359	1,742
Land and A&D	1,309,568	595,300	—	1,201,246	8,357
Residential Real Estate:
First-Owner Occupied	1,058,125	1,016,765	—	1,055,774	17,782
First-Investment	311,089	310,735	—	311,089	14,866
Land and A&D	—	—	—	—	—
Commercial	83,857	83,857	—	83,717	4,512
With an allowance recorded:
Commercial Real Estate:
Land and A&D	223,336	200,000	20,000	223,536	10,529
Residential Real Estate:
First-Owner Occupied	—	—	—	—	—
Land and A&D	—	—	—	—	—
Total acquired impaired	3,034,334	2,262,363	20,000	2,923,721	57,788
Total impaired	$8,055,181	$7,283,210	$235,540	$7,924,449	$153,676

(2)

Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment. These purchase credit impaired loans are not performing according to their contractual terms and meet our definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at December 31, 2015 consisted of five loans for $711 thousand compared to four loans at December 31, 2014 for $589 thousand.

The following table includes the recorded investment and number of modifications for TDRs for the years ended December 31, 2015 and 2014. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge‑off of the principal balance prior to the modification.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Loans Modified as a TDR for the twelve months ended
	December 31, 2015			December 31, 2014
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Acquired
Residential Real Estate Owner Occupied	2	416,012	416,012	—	—	—
Total Troubled Debt Restructurings	2	$416,012	$416,012	—	$—	$—

There were no loans that were modified as TDRs during the previous 12 months and for which there was a payment default during the years ended December 31, 2015 or 2014.  One residential real estate loan for $232 thousand was modified as a TDR at maturity and extended for a five year term.

For our acquisition of Regal on December 4, 2015, we recorded all loans acquired at the estimated fair value on their purchase date with no carryover of the related allowance for loan losses.  On the acquisition date, we segregated the loan portfolio into two loan pools, performing and non-performing.

We had an independent third party determine the net discounted value of cash flows on 318 performing loans totaling $88.2 million.  The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances.  These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade.  The effect of this fair valuation process was a net discount of $675 thousand at acquisition.  We then adjusted these values for inherent credit risk within each pool, which resulted in a total credit adjustment of $1.2 million.

We also individually evaluated 25 impaired loans totaling $7.5 million to determine the fair value as of the December 4, 2015 measurement date.  In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we expect to receive, among others.

We established a credit related non-accretable difference of $2.1 million relating to these purchased credit impaired loans, reflected in the recorded net fair value.  We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $303 thousand on the acquisition date relating to these impaired loans.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustments and the accretable yield for all Regal impaired loans as of the acquisition date, December 4, 2015.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Purchased
Credit
Impaired
Contractually required principal at acquisition	$7,471,627
Contractual cash flows not expected to be collected (non accretable difference)	(2,125,940)
Expected cash flows at acquisition	5,345,687
Accretable difference	(303,288)
Basis in purchased credit impaired loans at acquisition - estimated fair value	$5,042,399

The following table documents changes in the accretable discount on all purchased credit impaired loans during the periods ended December 31, 2015 and 2014, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	December 31,
	2015	2014
Balance at beginning of period	$(31,551)	$40,771
Additions due to Regal acquisition	303,288	—
Accretion of fair value discounts	(251,595)	(1,018,309)
Reclassification from non-accretable (1)	256,750	945,987
Balance at end of period	276,892	(31,551)

	Contractually
	Required
	Payments	Carrying
	Receivable	Amount
At December 31, 2015	$14,875,352	$10,675,943
At December 31, 2014	10,658,840	7,994,604

(1)	Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following tables outline the allocation of the loan portfolio by risk rating at December 31, 2015 and 2014.

	Account Balance
December 31, 2015	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$187,470,038	$50,432,486	$237,902,524
Investment	296,144,038	54,124,835	350,268,873
Hospitality	91,440,548	9,346,283	100,786,831
Land and A&D	47,935,681	6,105,829	54,041,510
Residential Real Estate:
First-Investment	67,862,579	28,921,586	96,784,165
First-Owner Occupied	37,409,003	47,907,579	85,316,582
Land and A&D	33,611,213	5,810,524	39,421,737
HELOC and Jr. Liens	24,162,182	4,350,955	28,513,137
Commercial	102,721,919	8,367,518	111,089,437
Consumer	6,631,311	243,804	6,875,115
	895,388,512	215,611,399	1,110,999,911
Special Mention(6)
Commercial Real Estate:
Owner Occupied	2,863,922	4,843,163	7,707,085
Investment	1,025,908	1,821,487	2,847,395
Hospitality	—	1,430,277	1,430,277
Land and A&D	2,648,788	323,655	2,972,443
Residential Real Estate:
First-Investment	867,973	1,543,819	2,411,792
First-Owner Occupied	77,855	2,805,695	2,883,550
Land and A&D	1,608,588	1,022,872	2,631,460
HELOC and Jr. Liens	6,107	—	6,107
Commercial	1,279,234	198,578	1,477,812
Consumer	—	—	—
	10,378,375	13,989,546	24,367,921
Substandard(7)
Commercial Real Estate:
Owner Occupied	3,575,859	1,936,948	5,512,807
Investment	1,264,141	1,803,055	3,067,196
Hospitality	—	—	—
Land and A&D	—	42,670	42,670
Residential Real Estate:
First-Investment	391,190	1,069,048	1,460,238
First-Owner Occupied	—	1,491,443	1,491,443
Land and A&D	—	812,364	812,364
HELOC and Jr. Liens	—	—	—
Commercial	1,962,080	953,370	2,915,450
Consumer	—	—	—
	7,193,270	8,108,898	15,302,168
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$912,960,157	$237,709,843	$1,150,670,000

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014.   Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Provision for loan losses	675,598	495,537	282,398	(142,549)	1,310,984
Recoveries	16,068	20	135,908	58,105	210,101
	1,388,037	3,053,925	1,345,301	15,657	5,802,920
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$605,336	$119,199	$—	$—	$724,535
Other loans not individually evaluated	555,982	2,934,726	594,358	11,613	4,096,679
Acquired Loans:
Individually evaluated for impairment	—	—	88,604	—	88,604
Ending balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818

		Commercial	Residential
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$—	$—	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	—	—	20,000	—	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Our recorded investment in loans as of December 31, 2015 and 2014 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$1,039,255	$2,153,214	$—	$—	$3,192,469
Individually evaluated for impairment without specific reserve	2,186,966	575,562	102,443	—	2,864,971
Other loans not individually evaluated	102,737,011	631,640,146	165,894,248	6,631,311	906,902,716
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	219,225	—	219,225
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	261,700	518,244	—	779,944
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	—	—	—	—	—
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	9,519,466	133,015,800	93,931,605	243,804	236,710,675
Ending balance	$115,482,698	$767,646,422	$260,665,765	$6,875,115	$1,150,670,000

		Commercial	Residential
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$375,450	$—	$—	$120,641	$496,091
Individually evaluated for impairment without specific reserve	979,039	3,432,453	113,264	—	4,524,756
Other loans not individually evaluated	96,943,910	514,660,746	124,382,772	8,948,114	744,935,542
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	—	—	—
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	83,857	651,006	1,327,500	—	2,062,363
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	—	200,000	—	—	200,000
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	9,622,535	81,770,352	85,656,413	313,739	177,363,039
Ending balance	$108,004,791	$600,714,557	$211,479,949	$9,382,494	$929,581,791

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following table outlines the maturity and rate re‑pricing distribution of the loan portfolio. For purposes of this disclosure, we have classified non‑accrual loans as immediately re‑pricing or maturing.

December 31,	2015	2014
Within one year	$294,941,852	$246,286,107
Over one to five years	594,825,353	537,027,145
Over five years	260,902,795	146,268,539
	$1,150,670,000	$929,581,791

As of December 31, 2015, the Bank has pledged loans totaling $160.7 million support Federal Home Loan Bank borrowings.

The Bank makes loans to customers located in the Maryland suburbs and the surrounding Baltimore area. Residential and commercial real estate secure substantial portions of the Bank’s loans. Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

7. Equity Securities

We own the following equity securities:

December 31,	2015	2014
Federal Reserve Bank stock	$—	$2,919,700
Atlantic Central Bankers Bank stock	219,500	189,500
Federal Home Loan Bank stock	4,366,600	2,550,000
ICBA Stock	1,750	—
Maryland Financial Bank stock	152,496	152,497
Investment in Maryland Statutory Trust	202,000	—
Total	$4,942,346	$5,811,697

We carry these securities at cost and have evaluated them for other than temporary impairment.  In 2015 and 2014, we did not record any such impairment.

8. Pointer Ridge Office Investment, LLC

We own 62.5% of Pointer Ridge and consolidate its results of operations with ours. The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

December 31,	2015	2014	2013
Condensed Balance Sheets
Current assets	$281,441	$269,314	$286,206
Non-current assets	6,281,601	6,433,380	6,622,560
Liabilities	5,874,560	6,003,139	6,108,972
Equity	688,484	699,555	799,794
Condensed Statements of Income
Revenue	$985,480	$944,022	$909,312
Expenses	996,552	1,044,261	1,153,644
Net loss	$(11,072)	$(100,239)	$(244,332)

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

9. Premises and Equipment

A summary of our premises and equipment and the related depreciation expense follows:

December 31,	2015	2014
Land	$5,825,061	$5,905,061
Building	29,662,308	26,280,921
Leasehold improvements	5,870,113	5,308,510
Furniture and equipment	8,277,557	6,030,526
	49,635,039	43,525,018
Accumulated depreciation	13,460,061	9,224,643
Net premises and equipment	$36,174,978	$34,300,375
Depreciation expense	$2,134,286	$1,980,807

10. Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2015	2014
Money market and NOW	$367,238,001	$315,796,421
Savings	96,629,323	90,129,603
Time deposits that meet or exceed the FDIC insured limit	59,932,692	48,769,745
Other time deposits	383,530,545	300,130,116
	$907,330,561	$754,825,885

Time deposits mature as follows:

December 31,	2015	2014
Within three months	$72,207,928	$78,934,081
Over three to twelve months	148,980,683	120,637,956
Over one to three years	144,518,165	110,181,433
Over three to five years	77,756,461	39,146,391
	$443,463,237	$348,899,861

Interest on deposits for the years ended December 31, 2015, 2014 and 2013, consisted of the following:

December 31,	2015	2014	2013
Money market and NOW	$723,666	$715,626	$614,402
Savings	111,385	137,903	137,293
Other time deposits	3,411,939	2,548,093	2,964,349
	$4,246,990	$3,401,622	$3,716,044

11. Short Term Borrowings

Bancshares has available an unsecured $5.0 million line of credit. The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $33.5 million as of December 31, 2015.  The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $397.3 million.  Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

provide collateral to support borrowings.  This collateral consists primarily of our commercial real estate loans, residential real estate loans and our multi‑family loans.  At December 31, 2015, we had provided $160.7 million in lendable collateral value and as outlined below have borrowed $74.0 million.  We have additional available borrowing capacity of $86.7 million. We may increase this availability by pledging additional collateral.  As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

Securities Sold Under Agreements to Repurchase

To support the $33.5 million in repurchase agreements at December 31, 2015, we have provided collateral in the form of investment securities.  At December 31, 2015, we have pledged $42.6 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnights repurchase agreements and deposits.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  We monitor collateral levels on a continuous basis.  We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels.  We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  We have the right to sell or re-pledge the investment securities.  For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement.  The repurchase agreements totaling $33.5 million mature daily and will remain fully collateralized until the account has been closed or terminated.

At December 31, 2015, the book and market values of securities pledged as collateral for repurchase agreements were $42,610,016 and $42,385,435, respectively

The Bank previously sold short term promissory notes to its customers. These notes re‑priced and matured on a daily basis. This program terminated in 2014.  Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Short‑term borrowings from the FHLB have a remaining maturity of less than one year.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Information related to short term borrowings is as follows:

	2015			2014
			Maximum Amount			Maximum Amount
			Borrowed During			Borrowed During
			Any Month End			Any Month End
December 31,	Amount	Rate	Period	Amount	Rate	Period
Short term promissory notes	$—	—%	$—	$—	—%	$—
Repurchase agreements	33,557,246	0.17	33,557,246	27,502,889	0.19	37,841,441
FHLB daily rate advances	34,000,000	0.49	64,000,000	33,500,000	0.36	45,000,000
FHLB adjustable rate advances	3,000,000	0.38	2,500,000	—	—	—
FHLB fixed rate advances	37,000,000	0.39	87,500,000	—	—	—

Total short term borrowings	$107,557,246		$187,557,246	$61,002,889		$82,841,441
Average for the year
Short term promissory notes	$—	—%		$4,104,963	0.15%
Repurchase agreements	29,038,197	0.17		31,144,877	0.25
FHLB daily rate advances	18,756,567	0.38		4,250,137	0.35
FHLB adjustable rate advances	504,734	0.36		—	—
FHLB fixed rate advances	47,059,726	0.21		—	—
Total	$95,359,224			$39,499,977

12. Long Term Borrowings

The table below presents Bancshares’ long term borrowings at December 31, 2015 and 2014.  The senior note is an obligation of Pointer Ridge. It has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.  The trust preferred subordinated debentures, acquired in the Regal acquisition, consists of two trusts - Trust 1 in the amount of $4.0

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

million (fair value adjustment of $1.6 million) maturing in 2034 and Trust 2 in the amount of $2.0 (fair value adjustment of $1.3 million) maturing in 2035.

	2015		2014
December 31,	Amount	Rate	Amount	Rate
Amount outstanding at year end
Senior note	$5,874,560	6.28%	$5,987,283	6.28%
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	3.18
Acquisition fair value adjustment	(1,647,400)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	1.94
Acquisition fair value adjustment	(1,335,842)
Stock on subordinated debentures	202,000
Net carrying value	3,718,758	2.71 (1)
Total	$9,593,318		$5,987,283
Average for the year
Senior note, fixed at 6.28%	$5,926,602	6.28%	$6,038,527	6.28%
Trust preferred subordinated debentures	285,127	2.35	—	—
Total	$6,211,729		$6,038,527

(1)The effective yield of the acquired subordinated debentures

Principal payments on long term debt obligations are due as follows:

Year	Amount
2016	5,874,560
over 10 years	3,718,758
$9,593,318

13. Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $276,618, $275,530 and $266,059, during the years ended December 31, 2015, 2014 and 2013, respectively.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000. This purchase increased Bancshares’ membership interest from 50.0% to 62.5%. A director of Bancshares and the Bank, is the President and 52.0% stockholder of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C. Lucente Enterprises has retained its 12.5% membership interest in Pointer Ridge. In 2015, 2014 and 2013, the Bank paid Pointer Ridge $897,333, $794,453 and $738,576, respectively, in lease payments. The directors, executive officers and their affiliated companies maintained deposits with the Bank of $9,421,751 and $11,986,023 at December 31, 2015 and, 2014, respectively.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2015	2014
Balance at beginning of year	$792,900	$4,744,365
Additions	1,848,429	311,000
Resignation of Director	—	(4,227,654)
Repayments	(169,380)	(34,811)
Balance at end of year	$2,471,949	$792,900

In addition to the outstanding balances, the directors and executive officers or affiliated companies have $212,500 in unused commitments as of December 31, 2015.  In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

.

14. Income Taxes

The components of income tax expense are as follows:

December 31,	2015	2014	2013
Current
Federal	$2,221,756	$4,598,625	$2,147,375
State	664,113	202,791	713,723
	2,885,869	4,801,416	2,861,098
Deferred
Federal	1,993,829	(2,551,506)	—
State	502,692	444,194	740,985
	2,496,521	(2,107,312)	740,985
	$5,382,390	$2,694,104	$3,602,083

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The components of deferred income taxes are as follows:

December 31,	2015	2014	2013
Provision for loan losses	$(247,708)	$21,173	$(555,836)
Non-accrual interest	127,487	(44,874)	(122,216)
Impairment losses and expenses on other real estate owned	668,696	—	1,035,745
Director stock options	37,010	(50,658)	37,074
Deferred compensation plans	(100,931)	(67,673)	(116,672)
Deferred loan origination costs, net	80,618	161,565	126,019
Depreciation	—	(205,139)	(4,948)
Mark-to-market tax accounting for acquired securities	—	714,510	186,939
Net operating loss carryover	2,559,903	—	682,887
Accretion of fair value adjustments for acquired assets and liabilities	(803,424)	466,554	—
Non-compete and consulting agreements	9,205	(2,301)	(36,815)
Core deposit intangible amortization	312,542	(341,872)	(330,822)
Defined benefit plan	—	—	(85,784)
Other	759,489	(2,758,597)	(74,586)
AMT	(906,366)	—	—
	$2,496,521	$(2,107,312)	$740,985

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The components of net deferred tax assets and liabilities are as follows:

December 31,	2015	2014
Deferred tax assets
Allowance for loan losses	$3,019,305	$1,688,970
Non-accrual interest	134,435	167,090
Impairment losses and expenses on other real estate owned	429,483	3,429,286
Director stock options	6,667	67,167
Deferred compensation plans	2,043,773	1,917,273
Net operating loss carryover	7,628,214	5,882,452
AMT Credit Carryover	1,764,687	—
Fair value adjustments for acquired assets and liabilities	4,848,713	5,023,533
Investment impairment loss	48,320	48,320
Non-compete agreements	94,340	103,543
Other	2,077,428	2,214,192
Net unrealized loss on securities available for sale	(24,883)	95,917
	$22,070,482	$20,637,743
Deferred tax liabilities
Deferred loan origination costs, net	$219,033	$138,415
Depreciation	2,927,779	2,649,047
Core deposit intangible amortization	1,716,341	1,743,783
	4,863,153	4,531,245
Net deferred tax asset before valuation allowance	17,207,329	16,106,498
Valuation allowance for deferred tax asset	(3,386,650)	—
Net deferred tax asset	$13,820,679	$16,106,498

Maryland Bankcorp had net operating loss (NOL) carryovers of $3.54 million at the time of our business combination. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code. We will be able to deduct $779,812 every year the Bank has taxable income until the NOL is fully utilized.  The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction. If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2030.

WSB Holdings, Inc. had NOL carryovers of $12.1 million at the time of our business combination in May 2013. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code.  We will be able to deduct $1,477,746 every year the Bank has taxable income until the NOL is fully utilized.  The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction.  If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2033.

Regal Bancorp had NOL carryovers of $8.7 million at the time of our business combination in December 2015.  We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Service Code.  We will be able to deduct $182,620 every year the Bank has taxable income until the NOL is fully utilized.  The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction. If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2035. Additionally, the deferred tax asset was increased by $3.6 million at the time of acquisition that will be analyzed for utilization in future years.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

We classify interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Bancshares and its subsidiaries file a consolidated U.S. federal tax return and both Bancshares and the Bank file a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2009. We had no material uncertain tax positions at December 31, 2015 or 2014 and there was no unrecognized tax benefit as of December 31, 2015 or 2014.

The following table reconciles the differences between the federal income tax rate of 34 percent and our effective tax rate:

December 31,	2015	2014	2013
Statutory federal income tax rate	34%	34%	34%
Increase (decrease) resulting from State income taxes, net of federal income tax benefit	4.7	4.3	4.9
Bank owned life insurance	(1.9)	(2.9)	(2.1)
Other tax exempt income	(5.7)	(9.1)	(8.1)
Stock based compensation awards	0.6	0.6	0.4
Other non-deductible expenses	1.2	0.5	2.7
Other	1.0	—	—
Net income attributable to the non-controlling interest	—	—	—
Effective tax rate	33.9%	27.4%	31.8%

15. Employee Benefits

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, were $506,325, $474,028 and $439,647 for 2015, 2014, and 2013, respectively.

The Bank also offers Supplemental Executive Retirement Plans (SERPs) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The combined accrued liability for these plans at December 31, 2015 and 2014 was $5.3 million and $5.1 million, respectively. The Bank’s expenses for the SERPs were $617,888, $535,331 and $608,890 in 2015, 2014, and 2013, respectively.

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (KSOP). The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code as an employee stock ownership plan. We have discontinued any future contributions to the employee stock ownership plan. At December 31, 2015, the employee stock ownership plan owned 71,904 shares of Bancshares’ stock, had $19,073 invested in Old Line Bank certificates of deposit, and $54,535 in an Old Line Bank money market account. We have transferred the MB&T KSOP assets into the Bank’s 401(k) plan discussed above.

Stock Options and Restricted Stock

We maintain the Old Line Bancshares, Inc. 2010 Equity Incentive Plan (the “Plan”) under which we may grant, among other awards, options to purchase Bancshares’ common stock and restricted shares of common stock. The Compensation Committee of the Board of Directors administers the Plan. As the Plans outlines, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options granted. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

periods. In 2013, stockholders approved an amendment to increase the number of shares issuable under the Plan by 450,000 shares. As of December 31, 2015, there were 427,548 shares remaining available for future issuance under the Plan. Shares issued upon exercise of options are issued from authorized but unissued shares.

The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2015, 2014 and 2013 was $411,743, $113,230 and $290,129, respectively.

A summary of the status of outstanding options follows:

	2015		2014		2013
		Weighted		Weighted		Weighted
		average		average		average
	Number	exercise	Number	exercise	Number	exercise
	of shares	price	of shares	price	of shares	price
Outstanding, beginning of year	393,162	$10.14	362,983	$9.19	398,958	$8.71
Options granted	50,594	14.38	50,739	16.76	57,712	12.15
Options exercised	(74,800)	10.34	(20,560)	9.65	(79,148)	8.83
Options forfeited	—	—	—	—	(14,539)	9.7
Options expired	—	—	—	—	—	—
Outstanding, end of year	368,956	$9.82	393,162	$10.14	362,983	$9.19

		Outstanding Options		Exercisable Options
	Number of	Weighted		Number of
	shares at	average	Weighted	shares at	Weighted
	December 31,	remaining term	average	December 31,	average
Exercise price	2015	in years	exercise price	2015	exercise price
$6.30 - 9.04	207,030	5.15	$7.25	173,236	$7.28
$9.05 - 11.79	45,200	1.78	10.19	40,199	10.55
$11.80 - 14.54	65,987	4.96	13.21	50,657	13.21
$14.54 - 17.00	50,739	7.90	16.76	28,112	16.76
	368,956	4.95	$9.82	292,204	$9.25

Intrinsic value of vested exercisable options where the market value exceeds the exercise price	$2,308,035
Intrinsic value of outstanding options where the market value exceeds the exercise price	$2,859,559

At December 31, 2015, there was $560,957 of total unrecognized compensation cost related to non‑vested stock options that we expect to realize over the next three years. The following table summarizes the fair values of the options granted and weighted‑average assumptions used to calculate the fair values. We used the Black‑Scholes option pricing model.

Years Ended December 31,	2015	2014	2013
Expected dividends	1.00%	1.00%	1.00%
Risk free interest rate	0.39%	0.39%	0.80%
Expected volatility	30.76%	30.60%	32.20%
Weighted average volatility	10.65%	10.13%	28.91%
Expected life in years	5.50-6.00	5.50-6.00	6.50
Weighted average fair value of options granted	$5.09	$2.63	$2.37

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

During the year ended December 31, 2015, we granted 30,726 restricted common stock awards under the Plan.

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule of Unvested Restricted Stock
Awards December 31, 2015
# of Restricted
Vesting Date	Shares
2/26/2016	1,353
2/25/2018	5,128
7/2/2018	21,397
Total Issued	27,878

At December 31, 2015, there is $358,222 unrecognized compensation cost related to non‑vested restricted stock awards that we expect to realize over the next three years. A summary of the restricted stock awards during the year follows:

	December 31, 2015		December 31, 2014		December 31, 2013
		Weighted		Weighted		Weighted
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	shares	fair value	shares	fair value	shares	fair value
Nonvested, beginning of period	8,522	$13.35	9,436	$9.57	16,210	$7.70
Restricted stock granted	30,725	15.31	8,257	16.76	8,382	12.04
Restricted stock vested	(11,369)	11.19	(9,171)	12.53	(13,125)	8.86
Restricted stock forfeited	—	—	—	—	(2,031)	9.44
Nonvested, end of period	27,878	$15.52	8,522	$13.35	9,436	$9.57
Total fair value of shares vested	$148,630		$114,878		$141,263
Intrinsic value of non-vested restricted stock awards where the market value exceeds the exercise price		$489,816		$134,818		$136,822
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$199,753		$145,085		$190,313

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

As of December 31, 2015 and 2014, the capital ratios and the capital requirements to remain adequately and well capitalized are as follows:

			Minimum capital		To be well
	Actual		adequacy		capitalized
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)
Consolidated	$131,803	11.1%	$95,185	8%	$118,982	10%
Old Line Bank	$133,780	11.3%	$95,062	8%	$118,828	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$126,670	10.7%	$71,389	6%	$95,185	8%
Old Line Bank	$128,648	10.8%	$71,297	6%	$95,062	8%
Tier 1 capital (to average assets)
Consolidated	$126,670	9.1%	$55,600	4%	$69,500	5%
Old Line Bank	$128,648	9.3%	$55,600	4%	$69,500	5%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$126,670	10.7%	$53,542	4.5%	$77,338	6.5%
Old Line Bank	$128,648	10.8%	$53,473	4.5%	$77,238	6.5%

			Minimum capital		To be well
	Actual		adequacy		capitalized
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)
Consolidated	$121,900	12.7%	$76,658	8%	$95,822	10%
Old Line Bank	$115,896	12.1%	$68,529	8%	$85,661	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$117,750	12.3%	$38,329	4%	$57,493	6%
Old Line Bank	$111,942	11.7%	$34,264	4%	$51,397	6%
Tier 1 capital (to average assets)
Consolidated	$117,750	9.9%	$47,800	4%	$59,750	5%
Old Line Bank	$111,942	9.4%	$47,800	4%	$59,753	5%

Tier 1 capital consists of common stock, additional paid‑in capital and retained earnings. Total capital includes a limited amount of the allowance for loan losses. In calculating risk weighted assets, specified risk percentages are applied to each category of asset and off balance sheet items.

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

December 31,	2015	2014
Commitments to extend credit and available credit lines:
Commercial	$82,874,665	$69,346,793
Construction	43,078,641	57,878,474
Residential Real Estate	—	—
Consumer	19,577,622	15,725,495
	$145,530,928	$142,950,762
Standby letters of credit	$17,442,148	$15,725,495

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

We have recognized a reserve in the amount of $22,461, $23,449 and $13,900 for loans sold in the secondary market with recourse obligations as of December 31, 2015, 2014 and 2013. In addition, a reserve in the amount of $222,729, $195,219 and $185,810 has been established for the unfunded portion of loan commitments at December 31, 2015, 2014 and 2013, respectively. Both reserves are included in other liabilities.

As of December 31, 2015, we leased 16 branch locations and six loan production offices from non‑related parties under lease agreements expiring through 2040. We lease our corporate headquarters and one branch location from Pointer Ridge. Each of the leases provides extension options.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The approximate future minimum lease commitments under the operating leases as of December 31, 2015, are presented below. We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation.

Year	Amount (in thousands)
2016	$2,509
2017	2,296
2018	1,925
2019	1,476
2020	944
Remaining	4,955
$14,105

Rent expense was $1,746,170, $2,066,656 and $1,864,738 for the years ended December 31, 2015, 2014, and 2013, respectively.

On August 25, 2006, Pointer Ridge entered into a loan agreement with an unrelated bank, in an original principal amount of $6.6 million to finance the commercial office building located at 1525 Pointer Ridge Place, Bowie, Maryland. We lease approximately 95% of this building for our main office and operate a branch from this address. Pursuant to the terms of a guaranty between the bank and Bancshares dated August 25, 2006, Bancshares has guaranteed up to 62.5% of the loan amount plus costs incurred by the lender resulting from any acts, omissions or alleged acts or omissions.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For the years ended December 31, 2015 and 2014, there were no transfers between levels.

At December 31, 2015, Bancshares holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities and mortgage‑backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker‑quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third‑party pricing service used by us. To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source. We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,000	$3,000	$—	$—	$—
U.S. government agency	36,607	—	36,607	—	—
Municipal securities	50,203	—	50,203	—	—
FHLMC MBS	21,763	—	21,763	—	—
FNMA MBS	49,101	—	49,101	—	—
GNMA MBS	29,418	—	29,418	—	—
SBA loan pools	4,614	—	4,614	—	—
Total recurring assets at fair value	194,706	3,000	191,706	—	—

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,006	$3,006	$—	$—	$—
U.S. government agency	37,656	—	37,656	—	—
Municipal securities	43,546	—	43,546	—	—
FHLMC MBS	20,471	—	20,471	—	—
FNMA MBS	17,867	—	17,867	—	—
GNMA MBS	33,139	—	33,139	—	—
SBA loan pools	5,995	—	5,995	—	—
Total recurring assets at fair value	161,680	3,006	158,674	—	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non‑recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$5,333	—	—	$5,333
Acquired:	1,958	—	—	1,958
Total Impaired Loans	7,291	—	—	7,291

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	2,047	—	—	2,047
Total other real estate owned:	2,472	—	—	2,472
Total	$9,763	$—	$—	$9,763

	At December 31, 2014 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy	$4,805	—	—	$4,805
Acquired	2,242	—	—	2,242
Total Impaired Loans	7,047	—	—	7,047

Other real estate owned:
Legacy	$475	—	—	$475
Acquired	1,977	—	—	1,977
Total other real estate owned:	2,452	—	—	2,452
Total	$9,499	$—	$—	$9,499

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

value of impaired loans that are not collateral dependent is measured using a discounted cash flow analysis considered to be a Level 3 input.

The fair value of other real estate owned (“OREO”) is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. Discounts applied to appraisals have predominantly been in the range of 0% to 50%; however, in certain cases have ranged up to 75% which include estimated costs to sell or other reductions based on market expectations or an executed sales contract. Appraised values are reviewed and monitored internally and fair value is re‑assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. We may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs. As a result of the acquisition of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by the Bank (legacy) and other real estate acquired from MB&T,  WSB and Regal Bank or obtained as a result of loans originated by MB&T,WSB, and Regal Bank (acquired). The increase in level 3 is due to an increase in our legacy non‑accrual loans, and acquired other real estate owned.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

	December 31, 2015 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$43,701	$43,701	$43,701	$—	$—
Loans receivable, net	1,147,035	1,153,976	—	—	1,153,976
Loans held for sale	8,112	8,397	—	8,397	—
Investment securities available for sale	194,706	194,706	3,000	191,706	—
Equity Securities at cost	4,942	4,942	—	4,942	—
Bank Owned Life Insurance	36,606	36,606	—	36,606	—
Accrued interest receivable	3,815	3,815	—	908	2,907
Liabilities:
Deposits:
Non-interest-bearing	328,549	328,549	—	328,549	—
Interest bearing	907,331	908,356	—	908,356	—
Short term borrowings	107,557	107,557	—	107,557	—
Long term borrowings	9,593	9,593	—	9,593	—
Accrued Interest payable	417	417	—	417	—

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

	December 31, 2014 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$25,405	$25,405	$25,405	$—	$—
Loans receivable, net	926,573	935,397	—	—	935,397
Loans held for sale	4,548	4,754	—	4,754	—
Investment securities available for sale	161,680	161,680	3,006	158,674	—
Equity Securities at cost	5,812	5,812	—	5,812	—
Bank Owned Life Insurance	31,430	31,430	—	31,430	—
Accrued interest receivable	3,218	3,218	—	883	2,335
Liabilities:
Deposits:
Non-interest-bearing	260,914	260,914	—	260,914	—
Interest bearing	754,826	760,503	—	760,503	—
Short term borrowings	61,003	61,003	—	61,003	—
Long term borrowings	5,987	5,987	—	5,987	—
Accrued Interest payable	266	266	—	266	—

19. Other Operating Expenses

Other operating expenses that are significant are as follows:

December 31,	2015	2014		2013
Legal Expenses	$337,033	$458,672			$391,301
Pointer Ridge other operating	201,966	202,889			409,071
Other	5,620,144	5,386,307			4,519,521
Total	$6,159,143	$6,047,868	—	—	5,319,893

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

20. Parent Company—Condensed Financial Information

The condensed balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.

Condensed Balance Sheets

December 31,	2015	2014
Assets
Cash and due from banks	$268,607	$4,450,013
Investment in Real Estate LLC	430,302	437,222
Investment in MD Statutory Trust	202,000	—
Investment in Old Line Bank	146,669,645	129,455,610
Other assets	107,717	402,528
	$147,678,271	$134,745,373
Liabilities and Stockholders’ Equity
Accounts payable	$228,805	$(518,931)
Borrowings	3,718,758	—
Stockholders’ equity
Common stock	108,026	108,110
Additional paid-in capital	105,293,606	105,235,646
Retained earnings	38,290,876	30,067,798
Accumulated other comprehensive income (loss)	38,200	(147,250)
	143,730,708	135,264,304
	$147,678,271	$134,745,373

Old Line Bancshares, Inc.

Condensed Statements of Income

Years Ended December 31,	2015	2014	2013
Interest and dividend income (expense)
Dividend from Old Line Bank	$2,245,508	$1,941,777	$1,490,941
Interest income on money market and certificates of deposit	1,581	10,109	2,869
Interest expense on loans	(9,081)	(9,483)	—
Total interest and dividend income	2,238,008	1,942,403	1,493,810
Non-interest income (loss)	(6,920)	12,351	(50,326)
Non-interest expense	982,216	611,425	943,022
Income before income taxes	1,248,872	1,343,329	500,462
Income tax expense (benefit)	(184,871)	(203,472)	(97,767)
	1,433,743	1,546,801	598,229
Undistributed net income of Old Line Bank	9,034,843	5,583,499	7,240,600
Net income	$10,468,586	$7,130,300	$7,838,829

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Old Line Bancshares, Inc.

Statements of Cash Flows

Years Ended December 31,	2015	2014	2013
Cash flows from operating activities
Interest and dividends received	$2,247,089	$1,951,886	$1,493,810
Reimbursement received (cash paid) for operating expenses	(305,388)	(494,806)	(643,211)
	1,941,701	1,457,080	850,599
Cash flows from investing activities
Cash and cash equivalents of acquired company	(2,646,577)	—	(10,000,000)
	(2,646,577)	—	(10,000,000)
Cash flows from financing activities
Proceeds from stock options exercised, including tax benefit	815,843	277,161	814,101
Proceeds from issuance of common stock	(4,899,186)	—	12,177,568
Acquisition cash consideration	2,852,321	—	2,098,535
Cash dividends paid-common stock	(2,245,508)	(1,941,777)	(1,490,941)
	(3,476,530)	(1,664,616)	13,599,263
Net increase (decrease) in cash and cash equivalents	(4,181,406)	(207,536)	4,449,862
Cash and cash equivalents at beginning of year	4,450,013	4,657,549	207,687
Cash and cash equivalents at end of year	$268,607	$4,450,013	$4,657,549
Reconciliation of net income to net cash provided by operating activities
Net income	$10,468,586	$7,130,300	$7,838,829
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(9,034,843)	(5,583,499)	(7,240,600)
Stock based compensation awards	418,419	336,652	230,743
(Income) loss from investment in real estate LLC	6,920	62,649	152,707
Increase (decrease) in other liabilities	(212,192)	(874,776)	315,874
(Increase) decrease in other assets	294,811	385,754	(446,954)
	$1,941,701	$1,457,080	$850,599

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

Item 9A.  Controls and Procedures

As of the end of the period covered by this annual report on Form 10‑K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2015. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

Dixon Hughes Goodman LLP, the registered public accounting firm that audited the Company’s financial statements included in this report as of December 31, 2015 and 2014 and for the three-year period ended December 31, 2015, has issued an attestation report on the Company’s internal control over financial reporting that is included elsewhere in this report.

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2016 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2016 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2015, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.

Equity Compensation Plan Information

December 31, 2015

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders(1)	292,204	$9.82	427,548

(1)	Includes the 2004 Equity Incentive Plan and the 2010 Equity Incentive Plan.

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Ownership of Old Line Bancshares Common Stock” in the Proxy Statement for the 2016 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2016 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14.  Principal Accounting Fees and Services

Audit and Non‑Audit Fees

The following table presents combined fees for professional audit services rendered by Dixon Hughes Goodman LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2015 and 2014 and fees billed for other services rendered by Dixon Hughes Goodman LLP.

	Years Ended
	December 31,
	2015	2014
Audit fees(1)	$251,050	$211,774
Tax fees(2)	32,250	26,575
Total	$283,300	$238,349

(1)

Audit fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports, audits for the 401K plan and Housing and Urban Development programs as well as services that Dixon Hughes Goodman LLP normally provides in connection with statutory and regulatory filings or engagements.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibits
2.1(V)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto

2.2(R)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and WSB Holdings, Inc., dated as of September 10, 2012, and Amendment No. 1 thereto
2.2(EE)	Agreement and Plan of Merger, dated as of August 5, 2015, by and between Old Line Bancshares, Inc. and Regal Bancorp, Inc.

3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.2(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.3(AA)	Articles of Amendment of Old Line Bancshares, Inc.

3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.1(B)	Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.2(C)	Second Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

4(Y)	Specimen Stock Certificate for Old Line Bancshares, Inc.

10.1*	Second Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated December 10, 2015

10.3(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.4(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen

10.5(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.6(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen

10.7(W)*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Joseph Burnett

10.8(I)*	Second Amendment to Amended and Restated Employment Agreement between Old Line Bank and Joseph Burnett dated as of May 9, 2013

10.9(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett

Exhibit No.	Description of Exhibits

10.10(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett

10.11(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.12(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett

10.13(DD)*	Salary Continuation Plan Agreement (2014) by and between Old Line Bank and Mark Semanie dated as of March 27, 2014

10.18(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush

10.19(E)*	2004 Equity Incentive Plan

10.20(G)*	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.21(X)*	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan

10.22(U)*	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan

10.23(G)*	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

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

10.30(BB)*	Old Line Bancshares, Inc. 2010 Equity Incentive Plan

10.31(Z)*	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan

10.32(Z)*	Form of Non‑Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan

Exhibit No.	Description of Exhibits
10.33(Z)*	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan

10.34(W)*	Employment Agreement dated January 28, 2011 between Old Line Bank and Sandra F. Burnett

10.35(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Sandra F. Burnett dated as of January 1, 2012

10.36(W)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Sandra Burnett dated as of February 14, 2011

10.37(P)*	Non‑Compete Agreement by and between Old Line Bancshares, Inc. and G. Thomas Daugherty dated April 11, 2011

10.38(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 101)

10.39(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 301)

10.40(M)*	Salary Continuation Plan Agreement (2012‑A Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.41(M)*	Salary Continuation Plan Agreement (2012‑B Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.42(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and James W. Cornelsen dated as of February 26, 2010

10.43(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Joseph E. Burnett dated as of February 26, 2010

10.45(CC)*	Employment Agreement between Old Line Bank and Mark A. Semanie dated as of May 13, 2013

10.46(FF)*	Employment Agreement between Old Line Bank and Martin John Miller dated as of February 26, 2014

21(A)	Subsidiaries of Registrant

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002

Exhibit No.	Description of Exhibits
99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

101	Interactive Data Files pursuant to Rule 405 of Regulation S‑T

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
(EE)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Amendment No. 1 to Current Report on Form 8‑K filed with the Commission on August 5, 2015.

(FF)

Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2014, filed on March 11, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: March 11, 2016	By:	/s/ James W. Cornelsen
James W. Cornelsen, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James W. Cornelsen	Director, President and Chief Executive Officer (Principal	March 11, 2016
James W. Cornelsen	Executive Officer)

/s/ Elise M. Hubbard	Chief Financial Officer (Principal Accounting and Financial	March 11, 2016
Elise M. Hubbard	Officer)

/s/ Craig E. Clark	Director and Chairman of the Board	March 11, 2016
Craig E. Clark

/s/ G. Thomas Daugherty	Director	March 11, 2016
G. Thomas Daugherty

/s/ James F. Dent	Director	March 11, 2016
James F. Dent

/s/ Andre’ J. Gingles	Director	March 11, 2016
Andre’ J. Gingles

/s/ Thomas H. Graham	Director	March 11, 2016
Thomas H. Graham

/s/ William J. Harnett	Director	March 11, 2016
William J. Harnett

/s/ Frank Lucente, Jr.	Director	March 11, 2016
Frank Lucente, Jr.

/s/ Gail D. Manuel	Director	March 11, 2016
Gail D. Manuel

/s/ Carla Hargrove McGill	Director	March 11, 2016
Carla Hargrove McGill

/s/ Gregory S. Proctor, Jr.	Director	March 11, 2016
Gregory S. Proctor, Jr.

Name	Title	Date

/s/ Jeffrey A. Rivest	Director	March 11, 2016
Jeffrey A. Rivest

/s/ Suhas R. Shah	Director	March 11, 2016
Suhas R. Shah

/s/ John M. Suit, II	Director	March 11, 2016
John M. Suit, II

/s/ Frank E. Taylor	Director	March 11, 2016
Frank E. Taylor