Form 10-Q
period 2016-03-31
OLD LINE BANCSHARES INC
filed 2016-05-06
CIK 1253317

26h

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes☐No☒

As of April 30, 2016, the registrant had 10,802,560 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$34,108,645	$40,239,384
Interest bearing accounts	1,150,474	1,135,263
Federal funds sold	325,606	2,326,045
Total cash and cash equivalents	35,584,725	43,700,692
Investment securities available for sale-at fair value	190,749,087	194,705,675
Loans held for sale, fair value of $4,348,156 and $8,277,775	4,148,506	8,112,488
Loans held for investment (net of allowance for loan losses of $5,705,857 and $4,909,818, respectively)	1,175,828,165	1,147,034,715
Equity securities at cost	5,710,845	4,942,346
Premises and equipment	35,995,176	36,174,978
Accrued interest receivable	3,655,444	3,814,546
Deferred income taxes	12,828,069	13,820,679
Bank owned life insurance	36,843,873	36,606,105
Other real estate owned	2,698,344	2,472,044
Goodwill	9,786,357	9,786,357
Core deposit intangible	4,124,985	4,351,226
Other assets	5,062,691	4,567,038
Total assets	$1,523,016,267	$1,510,088,889

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$328,797,753	$328,549,405
Interest bearing	904,751,898	907,330,561
Total deposits	1,233,549,651	1,235,879,966
Short term borrowings	118,571,030	107,557,246
Long term borrowings	9,561,842	9,593,318
Accrued interest payable	448,677	416,686
Supplemental executive retirement plan	5,405,763	5,336,509
Income taxes payable	4,721,336	3,615,677
Other liabilities	4,473,968	3,700,598
Total liabilities	1,376,732,267	1,366,100,000
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,802,560 shares issued and outstanding in 2016 and 2015	108,026	108,026
Additional paid-in capital	105,408,038	105,293,606
Retained earnings	39,793,541	38,290,876
Accumulated other comprehensive income	717,881	38,200
Total Old Line Bancshares, Inc. stockholders’ equity	146,027,486	143,730,708
Non-controlling interest	256,514	258,181
Total stockholders’ equity	146,284,000	143,988,889
Total liabilities and stockholders’ equity	$1,523,016,267	$1,510,088,889

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest Income
Loans, including fees	$13,057,180	$11,621,493
U.S. treasury securities	3,778	2,606
U.S. government agency securities	125,732	133,358
Mortgage backed securities	513,305	373,010
Municipal securities	359,436	314,984
Federal funds sold	1,125	176
Other	97,770	61,950
Total interest income	14,158,326	12,507,577
Interest expense
Deposits	1,270,421	910,957
Borrowed funds	275,659	134,716
Total interest expense	1,546,080	1,045,673
Net interest income	12,612,246	11,461,904
Provision for loan losses	778,611	561,731
Net interest income after provision for loan losses	11,833,635	10,900,173
Non-interest income
Service charges on deposit accounts	411,337	415,202
Gain on sales or calls of investment securities	76,998	60,694
Earnings on bank owned life insurance	282,186	248,384
Gain on disposal of assets	—	19,975
Rental Income	209,892	210,188
Income on marketable loans	377,138	354,650
Other fees and commissions	626,102	522,816
Total non-interest income	1,983,653	1,831,909
Non-interest expense
Salaries and benefits	5,376,552	4,217,370
Occupancy and equipment	1,724,553	1,399,877
Data processing	397,792	352,060
FDIC insurance and State of Maryland assessments	235,283	248,893
Merger and integration	359,481	—
Core deposit premium amortization	226,241	210,117
(Gain) loss on sales of other real estate owned	(4,208)	134,754
OREO expense	154,966	120,201
Directors Fees	168,800	170,000
Network services	136,895	181,663
Telephone	218,634	164,935
Other operating	1,629,530	1,491,744
Total non-interest expense	10,624,519	8,691,614

Income before income taxes	3,192,769	4,040,468
Income tax expense	1,043,366	1,295,035
Net income	2,149,403	2,745,433
Less: Net loss attributable to the non-controlling interest	(1,667)	(8,720)
Net income available to common stockholders	$2,151,070	$2,754,153

Basic earnings per common share	$0.20	$0.25
Diluted earnings per common share	$0.20	$0.25
Dividend per common share	$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$2,149,403	$2,745,433

Other comprehensive income:
Unrealized gain on securities available for sale, net of taxes of $473,110, and $530,750 respectively	726,303	814,794
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $30,375 and $23,941, respectively	(46,622)	(36,753)
Other comprehensive income	679,681	778,041
Comprehensive income	2,829,084	3,523,474
Comprehensive loss attributable to the non-controlling interest	(1,667)	(8,720)
Comprehensive income available to common stockholders	$2,830,751	$3,532,194

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	Stockholders’
	Shares	Par value	capital	earnings	income (loss)	Interest	Equity

Balance December 31, 2015	10,802,560	$108,026	$105,293,606	$38,290,876	$38,200	$258,181	$143,988,889
Net income attributable to Old Line Bancshares, Inc.	—	—	—	2,151,070	—	—	2,151,070
Unrealized gain on securities available for sale, net of income tax benefit of $442,734	—	—	—	—	679,681	—	679,681
Net loss attributable to non-controlling interest	—	—	—	—	—	(1,667)	(1,667)
Stock based compensation awards	—	—	114,432	—	—	—	114,432
Common stock cash dividends $0.06 per share	—	—	—	(648,405)	—	—	(648,405)
Balance March 31, 2016	10,802,560	$108,026	$105,408,038	$39,793,541	$717,881	$256,514	$146,284,000

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Interest received	$14,635,278	$12,769,066
Fees and commissions received	1,287,541	1,338,065
Interest paid	(1,514,089)	(1,027,252)
Cash paid to suppliers and employees	(9,281,979)	(10,016,207)
Loans originated for sale	(16,407,691)	(24,177,793)
Proceeds from sale of loans originated for sale	20,371,673	20,033,602
Income taxes paid	612,135	—
	9,702,868	(1,080,519)
Cash flows from investing activities
Purchase of investment securities available for sale	(11,496,627)	—
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	16,441,001	4,419,496
Loans made, net of principal collected	(29,562,811)	(37,330,280)
Proceeds from sale of other real estate owned	4,208	659,776
Investments in other real estate owned	35,400	—
Redemption/improvements in equity securities	(768,499)	2,458,601
Purchase of premises and equipment	(475,094)	(145,781)
Proceeds from the sale of premises and equipment	—	19,975
	(25,822,422)	(29,918,213)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(16,470,778)	15,647,328
Other deposits	14,140,463	20,064,887
Short term borrowings	11,013,784	10,233,392
Long term borrowings	(31,476)	(28,798)
Stock proceeds from stock repurchase program	—	(1,015,015)
Cash dividends paid-common stock	(648,406)	(540,547)
	8,003,587	44,361,247

Net increase (decrease) in cash and cash equivalents	(8,115,967)	13,362,515

Cash and cash equivalents at beginning of period	43,700,692	25,404,736
Cash and cash equivalents at end of period	$35,584,725	$38,767,251

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,	2016	2015

Reconciliation of net income to net cash provided by operating activities
Net income	$2,149,403	$2,745,433

Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	654,896	572,025
Provision for loan losses	778,611	561,731
Change in deferred loan fees net of costs	106,220	(9,853)
(Gain)/loss on sales or calls of securities	(76,998)	(60,694)
Amortization of premiums and discounts	211,630	225,529
Change in loans held for sale	3,963,982	(4,144,191)
Gain on sale of loans	(377,138)	(354,650)
(Gain)/loss on sales of other real estate owned	(4,208)	134,754
Write down of other real estate owned	—	57,375
Gain on sale of fixed assets	—	(19,975)
Amortization of intangible assets	226,241	210,117
Deferred income taxes	549,842	3,093,341
Stock based compensation awards	114,432	91,902
Increase (decrease) in
Accrued interest payable	31,991	18,421
Income tax payable	1,105,659	(485,435)
Supplemental executive retirement plan	69,254	67,591
Other liabilities	773,370	4,710
Decrease (increase) in
Accrued interest receivable	159,102	45,813
Bank owned life insurance	(237,768)	(213,254)
Income tax receivable	—	(1,312,872)
Other assets	(495,653)	(2,308,337)
	$9,702,868	$(1,080,519)

Supplemental Disclosure:
Loans transferred to other real estate owned	$261,700	$—

The accompanying notes are an integral part of these consolidated financial statements

OLD LINE BANCSHARE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business - Old Line Bancshares, Inc. (Old Line Bancshares) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.  The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank.  We provide a full range of banking services to customers located in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Prince George’s, and St. Mary’s Counties in Maryland and surrounding areas.

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

The foregoing consolidated financial statements for the periods ended March 31, 2016 and 2015 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP); however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2015 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2015.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Reclassifications - We have made certain reclassifications to the 2015 financial presentation to conform to the 2016 presentation.  These reclassifications did not change net income or stockholders’ equity.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

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

In August 2014, the FASB issued ASU No. 2014-14- Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, to address the diversity in practice regarding the classification and measurement of foreclosed loans which were part of a government-sponsored loan guarantee program (e.g. HUD, FHA, VA).  The ASU outlines certain criteria and provides that, if met, the loan (residential or commercial) should be derecognized and a separate other receivable should be recorded upon foreclosure at the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  This ASU was effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  The adoption of ASU No. 2014-14 did not have a material impact on our consolidated financial statements and the required disclosures have been included in Note 4.

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

In June 2014, the FASB issued ASU 2014-12,  Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved.  This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by: requiring equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

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

2.POINTER RIDGE OFFICE INVESTMENT, LLC

Old Line Bank has a 62.5% ownership of Pointer Ridge Office Investment, LLC and we have consolidated its results of operations from the date of acquisition.  One of  Old Line Bank’s directors owns a 12.5% interest in this investment.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge Office Investment, LLC.

	March 31,	December 31,
Balance Sheets	2016	2015

Current assets	$339,575	$281,441
Non-current assets	6,189,467	6,281,601
Liabilities	5,845,004	5,874,560
Equity	684,038	688,484

	Three Months Ended
	March 31,
Statements of Income	2016	2015

Revenue	$251,074	$243,277
Expenses	255,519	266,530
Net loss	$(4,445)	$(23,253)

3.INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2016
Available for sale
U.S. treasury	$2,998,516	$—	$(2,617)	$2,995,899
U.S. government agency	35,321,918	156,202	(7,086)	35,471,034
Municipal securities	54,287,501	989,060	(158,251)	55,118,310
Mortgage backed securities:
FHLMC certificates	20,956,698	194,344	—	21,151,042
FNMA certificates	47,813,353	168,108	(57,054)	47,924,407
GNMA certificates	28,185,599	74,021	(171,225)	28,088,395
	$189,563,585	$1,581,735	$(396,233)	$190,749,087

December 31, 2015
Available for sale
U.S. treasury	$2,999,978	$118	$(96)	$3,000,000
U.S. government agency	36,874,804	10,283	(278,424)	36,606,663
Municipal securities	49,130,632	1,092,044	(19,970)	50,202,706
Mortgage backed securities
FHLMC certificates	21,734,289	55,218	(26,350)	21,763,157
FNMA certificates	49,461,464	22,916	(382,909)	49,101,471
GNMA certificates	29,758,449	48,759	(389,199)	29,418,009
SBA loan pools	4,682,975	—	(69,306)	4,613,669
	$194,642,591	$1,229,338	$(1,166,254)	$194,705,675

As of March 31, 2016 and December 31, 2015, securities with unrealized losses segregated by length of impairment were as follows:

	March 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$2,995,899	$2,617	$—	$—	$2,995,899	$2,617
U.S. government agency	355,502	560	1,493,474	6,526	1,848,976	7,086
Municipal securities	10,085,171	156,067	289,423	2,184	10,374,594	158,251
Mortgage backed securities
GNMA certificates	26,099,878	100,023	11,946,646	128,256	38,046,525	228,279
Total unrealized losses	$39,536,450	$259,267	$13,729,543	$136,966	$53,265,994	$396,233

	December 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$1,500,000	$96	$—	$	$1,500,000	$96
U.S. government agency	33,613,513	261,290	1,482,867	17,133	35,096,380	278,423
Municipal securities	4,864,113	12,224	762,762	7,747	5,626,875	19,971
Mortgage backed securities
FHLMC certificates	9,150,943	26,350	—	—	9,150,943	26,350
FNMA certificates	33,441,909	345,209	2,999,700	37,700	36,441,609	382,909
GNMA certificates	13,781,185	141,005	12,352,866	248,194	26,134,051	389,199
SBA loan pools	—	—	4,613,669	69,306	4,613,669	69,306
	$96,351,663	$786,174	$22,211,864	$380,080	$118,563,527	$1,166,254

As of March 31 2016 and December 31, 2015, we had 15 and 23 investment securities, respectively, in an unrealized loss position greater than the 12 month time frame and 40 and 71 securities, respectively, in an unrealized loss position less than the 12 month time frame at March 31, 2016 and December 31, 2015.  We consider all unrealized losses on securities as of March 31, 2016 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of March 31, 2016, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended March 31, 2016, we received $16.4 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $144 thousand and realized losses of $67 thousand for total realized net gain of $77 thousand.  Such sales, maturities or calls and principal pay-downs consisted of the sale three mortgage backed securities (MBS) pools, one municipal bond, one callable agency security and two municipal bonds during the three month period ending March 31, 2016.  $11.5 million of the net proceeds of these transactions were used to purchase new investment securities and remainder for new loan originations.  During the three month period ended March 31, 2015, we received $4.4 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities, consisting of two municipal bonds that were called of which the remaining discount/accretion of $61 thousand was recorded as gain on sale of investments during the period.

Contractual maturities and pledged securities at March 31, 2016 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify MBS based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
March 31, 2016	cost	value

Maturing
Within one year	$1,498,948	$1,498,945
Over one to five years	37,982,659	38,172,838
Over five to ten years	19,535,714	19,858,679
Over ten years	130,546,264	131,218,625
	$189,563,585	$190,749,087
Pledged securities	$41,006,230	$42,385,435

4.LOANS

Major classifications of loans held for investment are as follows:

	March 31, 2016			December 31, 2015
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$195,806,091	$55,602,935	$251,409,026	$193,909,818	$57,212,598	$251,122,416
Investment	321,056,178	57,216,335	378,272,513	298,434,087	57,749,376	356,183,463
Hospitality	96,064,364	10,843,916	106,908,280	91,440,548	10,776,561	102,217,109
Land and A&D	49,140,686	6,345,422	55,486,108	50,584,469	7,538,964	58,123,433
Residential Real Estate
First Lien-Investment	72,436,816	28,371,587	100,808,403	69,121,743	31,534,452	100,656,195
First Lien-Owner Occupied	39,344,366	51,010,583	90,354,949	37,486,858	52,204,717	89,691,575
Residential Land and A&D	36,054,588	6,803,478	42,858,066	35,219,801	6,578,950	41,798,751
HELOC and Jr. Liens	24,187,944	4,135,414	28,323,358	24,168,289	4,350,956	28,519,245
Commercial and Industrial	109,726,705	8,485,869	118,212,574	105,963,233	9,519,465	115,482,698
Consumer	7,522,320	210,074	7,732,394	6,631,311	243,804	6,875,115
	951,340,058	229,025,613	1,180,365,671	912,960,157	237,709,843	1,150,670,000
Allowance for loan losses	(5,400,563)	(305,294)	(5,705,857)	(4,821,214)	(88,604)	(4,909,818)
Deferred loan costs, net	1,168,351	—	1,168,351	1,274,533	—	1,274,533
	$947,107,846	$228,720,319	$1,175,828,165	$909,413,476	$237,621,239	$1,147,034,715

(1)

As a result of the acquisitions of Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A. (MB&T), in April 2011, WSB Holdings Inc. , the parent company of The Washington Savings Bank (WSB), in May 2013, and Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (Regal Bank), in December 2015, we have segmented the portfolio into two components, loans originated by Old Line Bank “Legacy” and loans acquired from MB&T, WSB and Regal Bank “Acquired”.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $792.1 million and $767.7 million at March 31, 2016 and December 31, 2015, respectively. This lending has involved loans secured by owner‑occupied commercial buildings for office, storage and warehouse space, as well as non‑owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan‑to‑value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one‑to‑four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At March 31, 2016, we had approximately $106.9 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $262.3 million and $260.7 million at March 31, 2016 and December 31, 2015. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

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

The table below presents an age analysis of the loans held for investment portfolio at March 31, 2016 and December 31, 2015.

Age Analysis of Past Due Loans

	March 31, 2016			December 31, 2015
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$942,519,175	$222,928,491	$1,165,447,666	$907,545,764	$230,336,630	$1,137,882,394
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	—	660,594	660,594	—	1,359,110	1,359,110
Investment	2,995,102	—	2,995,102	—	—	—
Land and A&D	455,986	—	455,986	459,655	157,866	617,521
Residential Real Estate:
First-Investment	411,308	109,616	520,924	288,747	1,253,005	1,541,752
First-Owner Occupied	241,014	1,068,367	1,309,381	241,445	2,124,416	2,365,861
Land and A&D	—	—	—	—	—	—
HELOC and Jr. Liens	—	—	—	—	—	—
Commercial	425,189	282,416	707,605	4,471	873,796	878,267
Consumer	—	5,635	5,635	—	2,039	2,039
Total 30-89 days past due	4,528,599	2,126,628	6,655,227	994,318	5,770,232	6,764,550
90 or more days past due
Commercial Real Estate:
Land and A&D	—	—	—	—	128,938	128,938
Residential Real Estate:
First-Investment	—	—	—	—	—	—
First-Owner Occupied	—	901,622	901,622	—	—	—
Land and A&D	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	499	499
Total 90 or more days past due	—	901,622	901,622	—	129,437	129,437
Total accruing past due loans	4,528,599	3,028,250	7,556,849	994,318	5,899,669	6,893,987
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	2,472,685	684,968	3,157,653	2,474,813	—	2,474,813
Investment	—	—	—	—	64,447	64,447
Land and A&D	—	297,046	297,046	—	261,700	261,700
Residential Real Estate:			—			—
First-Investment	—	397,367	397,367	102,443	580,696	683,139
First-Owner Occupied	—	815,695	815,695	—	566,701	566,701
Land and A&D	—	—	—	—	—	—
Commercial	1,819,599	873,796	2,693,395	1,842,819	—	1,842,819
Consumer	—	—	—	—	—	—
Total Recorded Investment
Non-accruing loans:	4,292,284	3,068,872	7,361,156	4,420,075	1,473,544	5,893,619
Total Loans	$951,340,058	$229,025,613	$1,180,365,671	$912,960,157	$237,709,843	$1,150,670,000

We consider all non-performing loans and troubled debt restructurings (TDRs) to be impaired. We do not recognize interest income on non-performing loans during the time period that the loans are non-performing. We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended March 31, 2016 and December 31, 2015.

Impaired Loans

March 31, 2016

				Three months March 31, 2016
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$573,473	$573,473	$—	$1,231,350	$12,201
Investment	1,259,035	1,259,035	—	1,263,712	13,668
Residential Real Estate:
Owner Occupied	—	—	$—	$—	—
Commercial	1,102,134	1,102,134	—	3,904,239	30,877
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	2,151,085	2,151,085	545,585	6,605,858	47,808
Commercial	831,565	831,565	415,346	1,429,507	18,477
Total legacy impaired	5,917,292	5,917,292	960,931	14,434,666	123,031

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	982,368	718,231	—	998,085	—
Land and A&D	617,162	344,322	—	621,213	4,809
Residential Real Estate:
First-Owner Investment	423,997	261,348	—	424,196	—
First-Owner Occupied	1,204,822	1,204,822	—	2,471,487	31,497
Land and A&D	334,271	45,000	—	334,271	—
Commercial	952,977	952,977	—	5,410,826	34,455

First-Owner Investment	223,617	223,617	88,528	367,261	13,849
First-Owner Occupied	297,451	297,451	216,766	1,804,205	9,827
Commercial	—	—	—	—	—
Total acquired impaired	5,036,665	4,047,768	305,294	12,431,544	94,437
Total impaired	$10,953,957	$9,965,060	$1,266,225	$26,866,210	$217,468

(1)

Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment. These purchase credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Impaired Loans

 December 31, 2015

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$575,562	$575,562	$—	$1,232,306	$13,147
Investment	1,264,141	1,264,141	—	1,264,141	56,959
Residential Real Estate:
First-Investment	102,443	102,443	—	330,106	—
Commercial	922,826	922,826	—	3,338,295	—

With an allowance recorded:
Commercial Real Estate:
Owner Occupied	2,153,214	2,153,214	119,199	6,605,858	—
Commercial	1,039,255	1,039,255	605,336	1,997,077	9,593
Consumer	—	—	—	—	—
Total legacy impaired	6,057,441	6,057,441	724,535	14,767,783	79,699

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Investment	—	—	—	—	—
Land and A&D	267,113	261,700	—	490,977	—
Residential Real Estate:
First-Owner Occupied	528,964	518,243	—	1,062,798	28,477
Investment	—	—	—	—	—
Land and A&D	—	—	—	—	—
Commercial	—	—	—	—	—

With an allowance recorded:
Residential Real Estate:
First-Investment	223,617	219,225	88,604	367,261	—
Total acquired impaired	1,019,694	999,168	88,604	1,921,036	28,477
Total impaired	$7,077,135	$7,056,609	$813,139	$16,688,819	$108,176

(1)

Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment. These purchase credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at March 31, 2016 consisted of six loans for $866 thousand compared to five loans at December 31, 2015 for $711 thousand.

The following table includes the recorded investment in and number of modifications of TDRs for the three months ended March 31, 2016 and 2015. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge‑off of the principal balance prior to the modification.  We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the three month period ending March 31, 2016.

	Loans Modified as a TDR for the three months ended
	March 31, 2016			March 31, 2015
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial Real Estate	1	256,669	91,929	—	—	—
Residential Real Estate Non-Owner Occupied	1	136,173	66,453	—	—	—
Total Troubled Debt Restructurings	2	$392,842	$158,382	—	$—	$—

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the three months ended March 31, 2016 and 2015, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	March 31, 2016	March 31, 2015
Balance at beginning of period	$276,892	$(31,551)
Additions due to Regal acquisition	—	—
Accretion of fair value discounts	(28,288)	(189,886)
Reclassification from non-accretable (1)	—	191,171
Balance at end of period	$248,604	$(30,266)

	Contractually
	Required Payments
	Receivable	Carrying Amount
At March 31, 2016	$14,245,799	$11,062,671
At December 31, 2015	14,875,352	11,158,804
At March 31, 2015	9,872,653	7,887,269
At December 31, 2014	10,658,840	7,994,604

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

The following tables outline the class of loans by risk rating at March 31, 2016 and December 31, 2015:

March 31, 2016	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$189,396,519	$48,968,508	$238,365,027
Investment	315,779,859	53,672,568	369,452,427
Hospitality	94,708,645	9,414,715	104,123,360
Land and A&D	46,400,249	6,120,318	52,520,567
Residential Real Estate:
First-Investment	71,443,664	25,689,157	97,132,821
First-Owner Occupied	39,267,742	46,679,651	85,947,393
Land and A&D	33,996,850	5,377,749	39,374,599
HELOC and Jr. Liens	24,187,944	4,135,414	28,323,358
Commercial	105,771,806	7,409,344	113,181,150
Consumer	7,522,320	210,074	7,732,394
	928,475,598	207,677,498	1,136,153,096
Special Mention (6)
Commercial Real Estate:
Owner Occupied	2,844,753	4,710,582	7,555,335
Investment	4,017,284	1,806,459	5,823,743
Hospitality	1,355,719	1,429,201	2,784,920
Land and A&D	2,740,437	180,104	2,920,541
Residential Real Estate:
First-Investment	706,453	1,622,729	2,329,182
First-Owner Occupied	76,624	1,936,678	2,013,302
Land and A&D	2,057,738	856,247	2,913,985
Commercial	2,021,200	124,111	2,145,311
	15,820,208	12,666,111	28,486,319
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,564,819	1,923,845	5,488,664
Investment	1,259,035	1,737,308	2,996,343
Land and A&D	—	45,000	45,000
Residential Real Estate:
First-Investment	286,699	1,059,701	1,346,400
First-Owner Occupied	—	2,394,254	2,394,254
Land and A&D	—	569,482	569,482
Commercial	1,933,699	952,414	2,886,113
	7,044,252	8,682,004	15,726,256
Doubtful (8)	—	—	—
Loss (9)	—	—	—
Total	$951,340,058	$229,025,613	$1,180,365,671

December 31, 2015	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$187,470,038	$50,432,486	$237,902,524
Investment	296,144,038	54,124,835	350,268,873
Hospitality	91,440,548	9,346,283	100,786,831
Land and A&D	47,935,681	6,105,829	54,041,510
Residential Real Estate:
First-Investment	67,862,579	28,921,586	96,784,165
First-Owner Occupied	37,409,003	47,907,579	85,316,582
Land and A&D	33,611,213	5,810,524	39,421,737
HELOC and Jr. Liens	24,162,182	4,350,955	28,513,137
Commercial	102,721,919	8,367,518	111,089,437
Consumer	6,631,311	243,804	6,875,115
	895,388,512	215,611,399	1,110,999,911
Special Mention (6)
Commercial Real Estate:
Owner Occupied	2,863,922	4,843,163	7,707,085
Investment	1,025,908	1,821,487	2,847,395
Hospitality	—	1,430,277	1,430,277
Land and A&D	2,648,788	323,655	2,972,443
Residential Real Estate:
First-Investment	867,973	1,543,819	2,411,792
First-Owner Occupied	77,855	2,805,695	2,883,550
Land and A&D	1,608,588	1,022,872	2,631,460
HELOC and Jr. Liens	6,107	—	6,107
Commercial	1,279,234	198,578	1,477,812
	10,378,375	13,989,546	24,367,921
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,575,859	1,936,948	5,512,807
Investment	1,264,141	1,803,055	3,067,196
Land and A&D	—	42,670	42,670
Residential Real Estate:
First-Investment	391,190	1,069,048	1,460,238
First-Owner Occupied	—	1,491,443	1,491,443
Land and A&D	—	812,364	812,364
Commercial	1,962,080	953,370	2,915,450
	7,193,270	8,108,898	15,302,168
Doubtful (8)	—	—	—
Loss (9)	—	—	—
Total	$912,960,157	$237,709,843	$1,150,670,000

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2016 and 2015.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
Three Months Ended March 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,168,529	$3,046,714	$682,962	$11,613	$4,909,818
General provision for loan losses	(181,950)	754,449	213,381	(7,269)	778,611
Recoveries	6,898	—	7,861	7,641	22,400
	993,477	3,801,163	904,204	11,985	5,710,829
Loans charged off	(4,472)	—	—	(500)	(4,972)
Ending Balance	$989,005	$3,801,163	$904,204	$11,485	$5,705,857
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$415,346	$545,585	$—	$—	$960,931
Other loans not individually evaluated	573,659	3,255,578	598,910	11,485	4,439,632
Acquired Loans:
Individually evaluated for impairment	—	—	305,294	—	305,294
Ending balance	$989,005	$3,801,163	$904,204	$11,485	$5,705,857

		Commercial	Residential
Three Months Ended March 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,001	$4,281,835
General provision for loan losses	247,099	36,271	357,460	(74,099)	561,731
Recoveries	942	20	10,158	20,603	31,723
	944,412	2,594,659	1,294,613	41,605	4,875,289
Loans charged off	(182,741)	—	(56,500)	—	(239,241)
Ending Balance	$761,671	$2,594,659	$1,238,113	$41,605	$4,636,048
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$113,151	$—	$18,530	$—	$131,681
Other loans not individually evaluated	648,520	2,543,147	762,717	41,605	3,995,989
Acquired Loans:
Individually evaluated for impairment	—	51,512	456,866	—	508,378
Ending balance	$761,671	$2,594,659	$1,238,113	$41,605	$4,636,048

Our recorded investment in loans at March 31, 2016 and 2015 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
March 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$831,565	$2,151,085	$—	$—	$2,982,650
Individually evaluated for impairment without specific reserve	1,102,134	1,832,508	—	—	2,934,642
Other loans not individually evaluated	107,793,006	658,083,726	172,023,714	7,522,320	945,422,766
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	521,068	—	521,068
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	952,977	1,599,530	1,963,090	—	4,515,597
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	—	—	—	—
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	7,532,892	128,409,078	87,836,904	210,074	223,988,948
Ending balance	$118,212,574	$792,075,927	$262,344,776	$7,732,394	$1,180,365,671

		Commercial	Residential
March 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$456,798	$—	$18,530	$—	$475,328
Individually evaluated for impairment without specific reserve	688,327	1,562,664	110,559	—	2,361,550
Other loans not individually evaluated	102,043,532	545,312,779	136,838,784	8,500,027	792,695,122
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	55,501	1,054,178	—	1,109,679
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	206,050	1,204,462	—	1,410,512
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	8,375,068	81,422,709	78,900,859	308,374	169,007,010
Ending balance	$111,563,725	$628,559,703	$218,127,372	$8,808,401	$967,059,201

5.OTHER REAL ESTATE OWNED

At March 31, 2016 and December 31, 2015, the fair value of other real estate owned was $2.7 million and $2.5 million, respectively.  As a result of the acquisitions of MB&T, WSB and Regal Bank, we have segmented the other real estate owned (OREO) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired). We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in other real estate owned during the period.

Three Months Ended March 31, 2016	Legacy	Acquired	Total
Beginning balance	$425,000	$2,047,044	$2,472,044
Real estate acquired through foreclosure of loans	—	261,700	261,700
Additional credit quality adjustment of real estate owned	—	(35,400)	(35,400)
Sales/deposit on sales	—	(4,208)	(4,208)
Net realized gain on sale of real estate owned	—	4,208	4,208
Ending balance	$425,000	$2,273,344	$2,698,344

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable.  At March 31, 2016, residential foreclosures classified as other real estate owned totaled $772 thousand.  Loans secured by residential real estate in process of foreclosure totaled $518 thousand at March 31, 2016 compared to $583 thousand at December 31, 2015.

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

	Three Months Ended
	March 31,
	2016	2015
Weighted average number of shares	10,802,560	10,807,366
Dilutive average number of shares	11,022,469	10,899,030

7.STOCK BASED COMPENSATION

For the three months ended March 31, 2016 and 2015, we recorded stock-based compensation expense of $114,432 and $91,902, respectively. At March 31, 2016, there was $891,270 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.5 years. As of March 31, 2016, there were 324,992 shares remaining available for future issuance under the 2010 equity incentive plan. The officers did not exercise any options during the three month periods ended March 31, 2016 and March 31, 2015.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to December 31, 2015, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2015.  During the three months ended March 31, 2016 and 2015, we granted 58,927 and 50,597 stock options, respectively.  The weighted average grant date fair value of these 2016 stock options is $5.38 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the three months ended March 31, 2016 and 2015, we granted 9,669 and 9,331 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $17.75 at

March 31, 2016. There were no restricted shares forfeited during the three month periods ending March 31, 2016 and 2015.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement.  The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than Level 1 prices.  Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.  We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For the three months ended March 31, 2016 and year ended December 31, 2015, there were no transfers between levels.

At March 31, 2016, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, mortgage-backed securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items.  These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source.  We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
U.S. Treasury securities	$2,996	$2,996	$—	$—	$—
U.S. government agency	35,471	—	35,471	—	—
Municipal securities	55,118	—	55,118	—	—
FHLMC MBS	21,151	—	21,151	—	—
FNMA MBS	47,925	—	47,925	—	—
GNMA MBS	28,088	—	28,088	—	—
Total recurring assets at fair value	$190,749	$2,996	$187,753	$—	$—

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
U.S. Treasury securities	$3,000	$3,000	$—	$—	$—
U.S. government agency	36,607	—	36,607	—	—
Municipal securities	50,203	—	50,203	—	—
FHLMC MBS	21,763	—	21,763	—	—
FNMA MBS	49,101	—	49,101	—	—
GNMA MBS	29,418	—	29,418	—	—
SBA loan pools	4,614	—	4,614	—	—
Total recurring assets at fair value	$194,706	$3,000	$191,706	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At March 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$—	$—	$—	$—
Acquired:	1,908	—	—	1,908
Total Impaired Loans	1,908	—	—	1,908

Other real estate owned:
Legacy:	—	—	—	—
Acquired:	262	—	—	262
Total other real estate owned:	262	—	—	262
Total	$2,170	$—	$—	$2,170

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$5,333	$—	$—	$5,333
Acquired:	1,958	—	—	1,958
Total Impaired Loans	7,291	—	—	7,291

Other real estate owned:
Legacy:	425	—	—	425
Acquired:	2,047	—	—	2,047
Total other real estate owned:	2,472	—	—	2,472
Total	$9,763	$—	$—	$9,763

As of March 31, 2016 and December 31, 2015, we estimated the fair value of impaired assets using Level 3 inputs to be $11.4  million and $9.8 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 50%.  As a result of the acquisition of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired).

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

	March 31, 2016 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$35,585	$35,585	$35,585	$—	$—
Loans receivable, net	1,175,828	1,191,700	—	—	1,191,700
Loans held for sale	4,348	4,348	—	4,348	—
Investment securities available for sale	190,749	190,749	2,996	187,753	—
Equity Securities at cost	5,711	5,711	—	5,711	—
Accrued interest receivable	3,655	3,655	—	751	2,904

Liabilities:
Deposits:
Non-interest-bearing	328,798	328,798	—	328,798	—
Interest bearing	904,752	916,386	—	916,386	—
Short term borrowings	118,571	118,571	—	118,571	—
Long term borrowings	9,562	9,562	—	9,562	—
Accrued Interest payable	449	449	—	449	—

	December 31, 2015 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$43,701	$43,701	$43,701	$—	$—
Loans receivable, net	1,147,035	1,153,976	—	—	1,153,976
Loans held for sale	8,112	8,397	—	8,397	—
Investment securities available for sale	194,706	194,706	3,000	191,706	—
Equity Securities at cost	4,942	4,942	—	4,942	—
Accrued interest receivable	3,815	3,815	—	908	2,907

Liabilities:
Deposits:
Non-interest-bearing	328,549	328,549	—	328,549	—
Interest bearing	907,331	908,356	—	908,356	—
Short term borrowings	107,557	107,557	—	107,557	—
Long term borrowings	9,593	9,593	—	9,593	—
Accrued Interest payable	417	417	—	417	—

9.SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the FHLB.

Securities Sold Under Agreements to Repurchase

To support the $29.6 million in repurchase agreements at March 31, 2016, we have provided collateral in the form of investment securities.  At March 31, 2016 we have pledged $41.0 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  We monitor collateral levels on a continuous basis.  We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels.  We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  We have the right to sell or re-pledge the investment securities.  For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement.  The repurchase agreements totaling $29.6 million mature daily and will remain fully collateralized until the account has been closed or terminated.

10.REGAL ACQUISITION

On December 4, 2015, Old Line Bancshares completed its acquisition of Regal, the parent company of Regal Bank, through the merger of Regal with and into Bancshares (the “Merger”).  The Merger was consummated pursuant to the Agreement and Plan of Merger dated as of August 5, 2015, by and between Old Line Bancshares and Regal, as amended (the “Merger Agreement”).  This acquisition facilitates Old Line’s entry into the attractive markets of Baltimore County and Carroll County Maryland.

As a result of the Merger, each share of preferred stock of Regal was converted into the right to receive $2.00 in cash, and each share of common stock of Regal was converted into the right to receive, at the holder’s election, $12.68 in cash or 0.7718 shares of Old Line Bancshares’ common stock, provided that (i) cash was paid in lieu of any fractional shares of Old Line Bancshares common stock and (ii) no more than 59 % of the total consideration paid in the merger could consist of cash.  As a result Old Line Bancshares issued approximately 230,640 shares of its common stock and paid approximately $2.9 million in cash in exchange for the shares of common stock and preferred stock of Regal in the Merger.  The aggregate Merger consideration was approximately $7.0 million as calculated pursuant to the Merger Agreement.

In connection with the Merger, the parties have caused Regal Bank to merge with and into Old Line Bank, with Old Line Bank the surviving bank.

The acquired assets and assumed liabilities of Regal were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of Regal. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair values for loans. Management used quoted or current market prices to determine the fair value of investment securities, long‑term borrowings and trust preferred subordinated debentures that were assumed from Regal.

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $428 thousand investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 98% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A (MB&T), on May 10, 2013, we acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (WSB) and on December 4, 2015, we acquired Regal Bancorp, (Regal), the parent company of Regal Bank & Trust (Regal Bank).  These acquisitions created the third largest independent commercial bank based in Maryland, with assets of more than $1.5 billion and with 23 full service branches serving eight counties at the time of the Regal acquisition.

Summary of Recent Performance and Other Activities

Net loans held–for-investment increased $28.8 million and deposits decreased $2.3 million during the three months ending March 31, 2016.  Our net income available to common stockholders decreased $603 thousand, or 21.90% to $2.2 million for the three months ended March 31, 2016, compared to net income of $2.8 million for the three months ended March 31, 2015.  Earnings were $0.20 per basic and diluted common share for the three months ended March 31, 2016 and $0.25 per basic and diluted common share for the same period in 2015.  The decrease in net income is primarily the result of a $1.9 million increase in non-interest expenses and a $217 thousand increase in the provision for loan losses, offsetting increases of $1.2 million in net interest income and $152 thousand in non-interest income.  Net income for the 2016 period included $359 thousand in non-deductible merger-related expenses, (or $0.03 per basic and $0.02 per diluted common share) in connection with the Regal acquisition.  Excluding the merger related-expenses, earnings were $0.23 per basic and $0.22 per diluted share for the three months ending March 31, 2016 (these are non-GAAP financial measures).

The following highlights contain additional financial data and events that have occurred during the three month period ended March 31, 2016:

•

Net loans held-for-investment increased $28.8 million, or 2.51%, during the three months ended March 31, 2016, to $1.2 billion at March 31, 2016, compared to $1.1 billion at December 31, 2015, primarily as a result of organic growth within our market area.  Average gross loans increased $85.1 million, or 7.83%, to $1.2 billion for the three month period ending March 31, 2016 compared to $1.1 billion for the three month period ended December 31, 2015. Average gross loans increased $217.9 million, or 22.82%, compared to $955 million for the three month period ended March 31, 2015.  The growth for the first quarter this year as compared to the same quarter last year includes approximately $91.0 million in loans acquired in the Regal merger.

•	Total assets increased $12.9 million, 0.86%, since December 31, 2015.
•

Net income decreased 21.90% to $2.2 million, or $0.20 per basic and diluted share, for the three month period ending March 31, 2016, from net income of $2.8 million, or $0.25 per basic and diluted share, for the first quarter of 2015.

•

The net interest margin was 3.85% compared to 4.32% for the same period in 2015.  Total yield on interest earning assets decreased to 4.30% for the three months ending March 31, 2016, compared to 4.70% for the same three month period last year.

•

The first quarter Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.57% and 6.01%, respectively, compared to ROAA and ROAE of 0.89% and 8.27%, respectively, for the first quarter of 2015.

•	The first quarter of 2016 ended with a book value of $13.54 per common share and a tangible book value of $12.25 per common share compared to $13.32 and $12.02, respectively, at December 31 2015.
•	We maintained liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three month period ended March 31, 2016 compared to same period in 2015 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)
	2016	2015	$ Change	% Change

Net income available to common stockholders	$2,151	$2,754	$(603)	(21.90)%
Interest income	14,158	12,508	1,650	13.19
Interest expense	1,546	1,046	500	47.80
Net interest income before provision for loan losses	12,612	11,462	1,150	10.03
Provision for loan losses	779	562	217	38.61
Non-interest income	1,984	1,832	152	8.30
Non-interest expense	10,625	8,692	1,933	22.24
Average total loans	1,172,759	954,873	217,886	22.82
Average interest earning assets	1,367,283	1,115,529	251,754	22.57
Average total interest bearing deposits	908,510	772,839	135,671	17.55
Average non-interest bearing deposits	326,250	262,926	63,324	24.08
Net interest margin	3.85%	4.32%		(10.88)
Return on average equity	6.01%	8.27%		(27.33)
Basic earnings per common share	$0.20	$0.25	$(0.05)	(20.00)
Diluted earnings per common share	0.20	0.25	(0.05)	(20.00)

Strategic Plan

We have based our strategic plan on the objective of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include continuing the growth of the loan and deposit portfolios, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past few years, we have expanded organically in Montgomery County and both organically and through acquisitions in Charles, Prince George’s and Anne Arundel Counties, Maryland, and now with the Regal merger, we have expanded into Baltimore and Carroll Counties as well.

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

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings and Regal.

Although the current economic and regulatory climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in suburban Maryland, resulting in increased penetration into the Charles, Prince George’s, Anne Arundel and Montgomery County markets as well as expansion into the Baltimore County and Carroll County.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that international concerns, including slowing growth in China’s economy, and the growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

If the Board of Governors of the Federal Reserve System maintains the federal funds rate at or near current levels and the economy remains stable, we believe that we can continue to grow total loans and can grow deposits during 2016. We also believe that we will be able to maintain a strong net interest margin during 2016.  As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will increase during 2016, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and other operating expenses will continue to be higher during 2016 than they were in 2015 due to the additional staff resulting from the Regal acquisition and our intention to add more business development talent as the opportunity to do so becomes available.  We will continue to look for opportunities to reduce expenses as we did with the closing of four branches in 2014.  We believe with our existing and planned branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2015, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans.  There have been no material changes in our critical accounting policies during the three months ended March 31, 2016.

Results of Operations for the Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015.

Net Interest Income.  Net interest income is the difference between income on interest earning assets and the cost of funds supporting those assets.  Earning assets are comprised primarily of loans, investments, interest bearing deposits and federal funds sold.  Cost of funds consists of interest paid on interest bearing deposits and other borrowings.  Non-interest bearing deposits and capital are also funding sources.  Changes in the volume and mix of earning assets and funding sources along with changes in associated interest rates determine changes in net interest income.  Net interest income before provision for loan losses for the three months ended March 31, 2016 increased $1.2 million, or 10.03%, to $12.6 million from $11.5 million for the same period in 2015.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting primarily from an increase in the volume of our average loans partially offset by a decrease in the yield on the loan portfolio, partially offset by an increase in interest expense resulting from an increase in the average rate on and, to a lesser extent, the average balance of, our interest-bearing liabilities, all as discussed further below.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

         Total interest income increased $1.7 million, or 13.19%, to $14.1 million during the three months ended March 31, 2016 compared to $12.5 million during the three months ended March 31, 2015, primarily as a result of a $1.4 million increase in interest and fees on loans.  The increase in interest and fees on loans is the result of a $217.9 million increase in our average loans for the three months ended March 31, 2016 compared to the same period in 2015 as a result of strong organic loan growth and, to a lesser extent, the acquisition of Regal Bank, partially offset by a decrease in the average yield on loans.  The average yield on the loan portfolio decreased to 4.56% for the three months ended March 31, 2016 from 5.03% during the three months ended March 31, 2015 due to a lower level of accretion on acquired loans, lower yields on new loans and re-pricing in the loan portfolio.  The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans.  Payoffs during the three months ended March 31, 2016 contributed a six basis point increase in interest income, as compared to 21 basis points for the three months ending March 31, 2015.  In addition, a $178 thousand increase in interest earned on investment securities also impacted total interest income for the 2016 period.  This increase was primarily related to increases in the interest earned on mortgage backed and municipal securities due to increases in both the average volume and the average yield of these securities.

Total interest expense increased $500 thousand, or 47.80%, to $1.5 million during the three months ended March 31, 2016 from $1.0 million for the same period in 2015, as a result of the increases in the average balance of and, to a lesser extent, the average rate paid on interest bearing liabilities.  The average rate paid on interest bearing deposits increased to 0.56% during the three months ended March 31, 2016 from 0.48% the same three month period last year, primarily due to the increase in the rates paid on time deposits primarily as a result of higher rates paid on time deposits acquired in the Regal acquisition. The average interest rate paid on all interest bearing liabilities increased to 0.60% during the three months ended March 31, 2016 compared to 0.50% during the three months ended March 31, 2015, primarily due to higher rates paid on our borrowings, which includes the interest paid on our trust preferred securities, and to a lesser extent, the increase in the average rate paid on deposits.  The fair value accretion recorded on acquired deposits also affects interest expense.  The benefit from accretion on such deposits increased by two basis points as compared to the same three month period of 2015.

The average balance of interest bearing liabilities increased $192.4 million, or 22.75%, to $1.0 billion for the three months ended March 31, 2016 from $845.6 million for the three months ended March 31, 2015, primarily as a result of increases of $135.7 million, or 17.56%, in our average interest bearing deposits and $56.7 million, or 78.00%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is primarily due to the deposits acquired in the Regal acquisition and, to a lesser extent, organic deposit growth.  The increase in our average borrowings is due to our need for additional liquidity to fund new loan originations.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $63.3 million to $326.2 million for the three months ended March 31, 2016, compared to $262.9 million for the three months ended March 31, 2015.

Our net interest margin decreased to 3.85% for the three months ended March 31, 2016 from 4.32% for the three months ended March 31, 2015.  The yield on average interest earning assets decreased 30 basis points for the period from 4.70% for the quarter ended March 31, 2015 to 4.30% for the quarter ended March 31, 2016 due to the decrease on the yield on our loan portfolio, and the average rate paid on our interest-bearing liabilities increased ten basis points as discussed above.  The net interest margin in 2016 also was affected by lower levels of accretion on acquired loans due to a lower amount of early payoffs on acquired loans with credit marks for the three months ending March 31, 2016 as compared to the same three month period of 2015.

During the three months ended March 31, 2016 and 2015, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion decreased by $335 thousand for the period ended March 31, 2016, as compared to the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended March 31,
	2016		2015
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$27,404	0.01%	$8,690	—%
Mortgage loans	179,550	0.05	589,266	0.21
Consumer loans	11,553	—	11,390	—
Interest bearing deposits	92,833	0.03	37,263	0.01
Total accretion (amortization)	$311,340	0.09%	$646,609	0.22%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact.  The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended March 31, 2016 and 2015, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2016			2015
	Average			Average
Three months ended March 31,	balance	Interest	Yield	balance	Interest	Yield
Assets:
Federal funds sold (1)	$961,230	$1,130	0.47%	$593,602	$177	0.12%
Interest bearing deposits (1)	1,577,489	4	—	1,321,460	8	—
Investment securities (1)(2)
U.S. Treasury	3,015,919	4,001	0.05	3,000,627	2,773	0.37
U.S. government agency	35,935,659	132,979	1.49	38,427,608	141,045	1.49
Mortgage backed securities	101,177,759	513,305	2.04	76,487,119	373,010	1.98
Municipal securities	51,616,421	575,109	4.48	42,069,998	504,873	4.87
Other equity securities	5,290,636	101,484	7.71	3,253,469	64,697	8.06
Total investment securities	197,036,394	1,326,878	2.71	163,238,821	1,086,398	2.70
Loans(1)
Commercial	143,810,735	1,446,040	4.04	137,236,366	1,335,638	3.95
Mortgage real estate	1,021,690,765	11,756,514	4.63	808,034,807	10,371,988	5.21
Consumer	7,257,351	93,341	5.17	9,601,864	142,961	6.04
Total loans	1,172,758,851	13,295,895	4.56	954,873,037	11,850,587	5.03
Allowance for loan losses	5,050,728	—		4,498,086	—
Total loans, net of allowance	1,167,708,123	13,295,895	4.58	950,374,951	11,850,587	5.04
Total interest earning assets(1)	1,367,283,236	14,623,907	4.30	1,115,528,834	12,937,170	4.70
Non-interest bearing cash	43,812,578			34,422,919
Premises and equipment	36,161,678			34,373,914
Other assets	74,368,763			68,409,003
Total assets(1)	1,521,626,255			1,252,734,670
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	98,195,985	29,631	0.12	89,347,501	26,742	0.12
Money market and NOW	373,122,870	225,195	0.24	326,664,982	161,184	0.20
Other time deposits	437,191,264	1,015,594	0.93	356,826,302	723,031	0.82
Total interest bearing deposits	908,510,119	1,270,420	0.56	772,838,785	910,957	0.48
Borrowed funds	129,440,961	275,659	0.86	72,721,100	134,716	0.75
Total interest bearing liabilities	1,037,951,080	1,546,079	0.60	845,559,885	1,045,673	0.50
Non-interest bearing deposits	326,249,639			262,926,103
	1,364,200,719			1,108,485,988
Other liabilities	13,130,367			9,009,800
Non-controlling interest	256,330			258,240
Stockholders’ equity	144,038,839			134,980,642
Total liabilities and stockholders’ equity	$1,521,626,255			$1,252,734,670
Net interest spread(1)			3.70			4.20
Net interest margin(1)		$13,077,828	3.85%		$11,891,497	4.32%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended March 31, 2016 and 2015.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended March 31,
	2016 compared to 2015
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$954	$906	$48
Interest bearing deposits	(4)	(7)	3
Investment Securities(1)
U.S. treasury	1,229	1,226	3
U.S. government agency	(8,067)	7,269	(15,336)
Mortgage backed securities	140,295	37,037	103,258
Municipal securities	70,236	62,716	7,520
Other	36,787	(928)	37,715
Loans:(1)
Commercial	110,402	75,908	34,494
Mortgage	1,384,525	(2,374,738)	3,759,263
Consumer	(49,620)	(34,994)	(14,626)
Total interest revenue (1)	1,686,737	(2,225,605)	3,912,342

Interest bearing liabilities
Savings	2,889	(259)	3,148
Money market and NOW	64,011	54,754	9,257
Other time deposits	292,563	206,095	86,468
Borrowed funds	140,943	58,244	82,699
Total interest expense	500,406	318,834	181,572

Net interest income(1)	$1,186,331	$(2,544,439)	$3,730,770

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

Provision for Loan Losses.  The provision for loan losses for the three months ended March 31, 2016 was $779 thousand, an increase of $217 thousand, or 38.61% compared to $562 thousand for the three months ended March 31, 2015.  The increase for the three month period is the result of increase in our loan held-for-investment portfolio and an increase in our reserves on specific loans.

Management identified probable losses in the loan portfolio and recorded charge-offs of $5 thousand for the three months ended March 31, 2016 compared to $239 thousand for the three months ended March 31, 2015.   Recoveries of $22 thousand were recognized for the three months ending March 31, 2016 compared to $32 thousand for the same three month period in 2015.

The allowance for loan losses to gross loans held-for-investment was 0.48% and 0.43%, and allowance for loan losses to non-accrual loans was 77.51% and 83.31%, at March 31, 2016 and December 31, 2015, respectively.  The increase in the allowance for loan losses as a percentage of gross loans held-for-investment was the result of the increase in the loan portfolio balance and in our classified substandard and special mention loans within our Legacy loan portfolio.  The decrease in the allowance for loan losses to non-accrual loans is primarily the result of an increase in the amount of non-

accrual loans in the 2016 period as a result of five additional acquired non-accrual loans totaling $1.8 million during the quarter, which was partially offset by an increase of $796 thousand in the allowance.

Non-interest Income.  Non-interest income totaled $2.0 million for the three months ended March 31, 2016, an increase of $152 thousand, or 8.28%, from the corresponding period of 2015 amount of $1.8 million.

The following table outlines the amount of and changes in non-interest income for the three month periods.

	Three months ended
	March 31,
	2016	2015	$ Change	% Change
Service charges on deposit accounts	$411,337	$415,202	$(3,865)	(0.93)
Gain on sale of investment securities	76,998	60,694	16,304	26.86
Earnings on bank owned life insurance	282,186	248,384	33,802	13.61
Rental income	209,892	210,188	(296)	(0.14)
Gain/(loss) on sale of assets	—	19,975	(19,975)	(100.00)
Income on marketable loans	377,138	354,650	22,488	6.34
Other fees and commissions	626,102	522,816	103,286	19.76
Total non-interest revenue	$1,983,653	$1,831,909	$151,744	8.28

Non-interest income increased during the 2016 period primarily as a result of increases in other fees and commissions, earnings on bank owned life insurance and income on marketable loans, offsetting the lack of any gain on disposal of assets compared to a $20 thousand gain during the comparable 2015 period.

Other fees and commissions increased primarily related to a one time incentive fee received for our check card program.  The increase in earnings on bank owned life insurance is due to the bank owned life insurance we acquired in the Regal acquisition.

Income on marketable loans consists of gain on the sale of loans and any fees we receive in connection with such sales.  Income on marketable loans increased $22 thousand during the three months ended March 31, 2016 compared to the same period last year primarily due to gains recorded on the sale of marketable loans as a result of an increased volume of sales. The residential mortgage division sold $16.7 million of residential mortgage loans sold in the secondary market during the first quarter of 2016 compared to $24.2 million for the same period last year.  Premiums received on loans sold in secondary market were higher in 2016 as compared to the same period last year.

Non-interest Expense.  Non-interest expense increased $1.9 million, or 22.24%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The following chart outlines the amounts and changes in non-interest expenses for the periods.

	Three months ended
	March 31,
	2016	2015	$ Change	% Change
Salaries and benefits	$5,376,552	$4,217,370	$1,159,182	27.49
Occupancy and equipment	1,724,553	1,399,877	324,676	23.19
Data processing	397,792	352,060	45,732	12.99
FDIC insurance and State of Maryland assessments	235,283	248,893	(13,610)	(5.47)
Merger and integration	359,481	—	359,481	100
Core deposit premium	226,241	210,117	16,124	7.67
(Gain) loss on sale of other real estate owned	(4,208)	134,754	(138,962)	(103.12)
OREO expense	154,966	120,201	34,765	28.92
Director Fees	168,800	170,000	(1,200)	(0.71)
Network services	136,895	181,663	(44,768)	(24.64)
Telephone	218,634	164,935	53,699	32.56
Other operating	1,629,530	1,491,744	137,786	9.24
Total non-interest expenses	$10,624,519	$8,691,614	$1,932,905	22.24

 Non-interest expenses increased quarter over quarter primarily as a result of increases in salaries and benefits, occupancy and equipment, and merger-related expenses, partially offset by a gain on sale of other real estate owned properties compared to a loss during the 2015 period.  Salaries and benefits increased $1.2 million primarily as a result of additional staff due to our acquisition of Regal Bank, the addition of two commercial lending officers in the third quarter of 2015, two commercial lending officers in the first quarter of 2016, and the additional staff for our new Rockville location that opened in November 2015.  Occupancy and equipment increased $325 thousand as a result of the addition of the former Regal Bank branches and the additional of our new Rockville branch.  Gain on the sale of other real estate owned was $4 thousand related to one property sold in a prior year compared to net losses of $135 thousand on the sale of three other real estate owned properties during the three months ended March 31, 2015. Merger-related expenses include approximately $140 thousand in severance payments associated with merger-related staff reductions.

Income Taxes.  We had an income tax expense of $1.0 million (32.68% of pre-tax income) for the three months ended March 31, 2016 compared to an income tax expense of $1.3 million (32.06% of pre-tax income) for the same period in 2015.  The effective tax rate increased slightly for the 2016 period due to an increase in our taxable income related to loan interest and a decline in interest on tax exempt municipal securities as a percentage of total pre-tax income compared to the same period last year.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $2.2 million or $0.20 per basic and diluted common share for the three month period ending March 31, 2016 compared to $2.8 million, or $0.25 per basic and diluted common share, for the same period in 2015.  The decrease in net income is primarily the result of the $1.9 million increase in non-interest expenses and the $217 thousand increase in the provision for loan losses, offsetting increases of $1.2 million in net interest income and $152 thousand in non-interest income.  Excluding the merger-related expenses as discussed above, earnings were $0.23 per basic and $0.22 per diluted share for the three months ending March 31, 2016 (these per-share earnings figures are non-GAAP financial measures).

Analysis of Financial Condition

Investment Securities.  Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities (recorded at cost) Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Central Bankers Bank stock.

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

The investment securities at March 31, 2016 amounted to $190.7 million, a decrease of $4.0 million, or 2.03%, from the December 31, 2015 amount of $194.7 million.  As outlined above, at March 31, 2016, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $1.2 million at March 31, 2016 (reflected as $718 thousand in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $63 thousand (reflected as $38 thousand net of taxes) at December 31, 2015.  The improvement in the value of the investment securities is due to a decrease in market interest rates, which resulted in an increase in bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio.  Net of allowance, unearned fees and origination costs, loans held for investment increased $28.8 million or 2.51% to $1.2 billion at March 31, 2016 from $ 1.1 billion at December 31, 2015.  Commercial real estate loans increased by $24 million, residential real estate loans increased by $1.2 million, commercial and industrial loans increased by $2.7 million and consumer loans increased $860 thousand from their respective balances at December 31, 2015.  The loan growth during the period was primarily due to the new commercial real estate originations resulting from our enhanced presence in our market area.  The decrease in our consumer loans is the result of loan pay-downs during the period.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans. Due to the recent acquisition of Regal Bank, our lending activity has expanded to include Baltimore and Carroll Counties.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount and percentages at the dates indicated:

	March 31, 2016			December 31, 2015
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$195,806,091	$55,602,935	$251,409,026	$193,909,818	$57,212,598	$251,122,416
Investment	321,056,178	57,216,335	378,272,513	298,434,087	57,749,376	356,183,463
Hospitality	96,064,364	10,843,916	106,908,280	91,440,548	10,776,561	102,217,109
Land and A&D	49,140,686	6,345,422	55,486,108	50,584,469	7,538,964	58,123,433
Residential Real Estate
First Lien-Investment	72,436,377	28,371,587	100,807,964	69,121,743	31,534,452	100,656,195
First Lien-Owner Occupied	39,344,366	51,010,583	90,354,949	37,486,858	52,204,717	89,691,575
Residential Land and A&D	36,054,588	6,803,478	42,858,066	35,219,801	6,578,950	41,798,751
HELOC and Jr. Liens	24,187,944	4,135,414	28,323,358	24,168,289	4,350,956	28,519,245
Commercial and Industrial	109,726,705	8,485,869	118,212,574	105,963,233	9,519,465	115,482,698
Consumer	7,522,759	210,074	7,732,833	6,631,311	243,804	6,875,115
	951,340,058	229,025,613	1,180,365,671	912,960,157	237,709,843	1,150,670,000
Allowance for loan losses	(5,400,563)	(305,294)	(5,705,857)	(4,821,214)	(88,604)	(4,909,818)
Deferred loan costs, net	1,168,351	—	1,168,351	1,274,533	—	1,274,533
	$947,107,846	$228,720,319	$1,175,828,165	$909,413,476	$237,621,239	$1,147,034,715

(1)

As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, and Regal, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB and Regal Bank (acquired).

Bank owned life insurance.  At March 31, 2016, we have invested $36.8 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T, and former officers of WSB and Regal Bank.  This represents a $238 thousand increase from December 31, 2015 as a result of interest earned on these policies.

Deposits.  The deposit portfolio decreased $2.3 million, or 0.19%, during the three month period ending March 31, 2016, remaining at $1.2 billion at March 31, 2016 and December 31, 2015.  The deposit decline was comprised of a $2.6 million, or 0.28%, decrease in interest bearing deposits, offsetting an increase of $248 thousand, or 0.08%, in non-interest bearing deposits.  Non-interest bearing deposits increased to $328.8 million from $328.5 million and interest bearing deposits decreased to $904.8 million from $907.3 million. The decline in our deposit base was due to a commercial customer withdrawing the funds from its commercial checking account to pay off its loan with Old Line Bank.

The following table outlines the changes in interest bearing deposits:

	March 31,	December 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$426,993	$443,463	$(16,470)	(3.71)%
Interest bearing checking	377,584	367,239	10,345	2.82
Savings	100,175	96,629	3,546	3.67
Total	$904,752	$907,331	$(2,579)	(0.28)%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At March 31, 2016, we had $39.0 million in CDARS and $96.8 million in money market accounts through Promontory’s reciprocal deposit program compared to $43.5 million and $97.0 million, respectively, at December 31, 2015.  During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition.  At December 31, 2015, the balance of brokered deposits was $14.0 million.  A $2.8 million brokered certificate of deposit matured during the three months ended March 31, 2016 and brought the remaining balance at March 31, 2016 to $11.2 million.  This balance will continue to decrease as brokered certificates of deposit mature.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings.  Short-term borrowings consist of short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand and are secured by investments.  At March 31, 2016, we had $89.0 million outstanding in short term FHLB borrowings, compared to $74.0 million at December 31, 2015.  At March 31, 2016 and December 31, 2015, we had no unsecured promissory notes and $39.0 million and $43.5 million, respectively, in secured promissory notes.

Long-term borrowings consist of a promissory note related to Pointer Ridge for which we have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts by Pointer Ridge.  The outstanding balance on such promissory note was $5.8 million and $5.9 million, respectively, at March 31, 2016 and December 31, 2015. The note has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.  Also included in long-term borrowings are trust preferred subordinated debentures we acquired in the Regal acquisition, which consist of two trusts - Trust 1 in the amount of $4.0 million (fair value adjustment of $1.6 million) maturing in 2034 and Trust 2 in the amount of $2.0 (fair value adjustment of $1.3 million) maturing in 2035.

Liquidity and Capital Resources.  Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with regulatory guidelines.  As further discussed below, we have credit lines, unsecured and secured, available from several correspondent banks totaling $33.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash flow from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On March 31, 2016, we had $34.1 million in cash and due from banks, $1.2 million in interest bearing accounts, and $326 thousand in federal funds sold.  As of December 31, 2015, we had $40.2 million in cash and due from banks, $1.1 million in interest bearing accounts, and $2.3 million in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We had a non-recurring withdrawal on a large depositor account for $25 million during the first quarter of 2016. This resulted in our borrowing from the FHLB.  These funds had previously been deposited following the sale of property from an estate and the funds are now being distributed to pay the obligations of the estate.  As noted above we also had a commercial borrower use the funds in its account to pay off its loan during the quarter.  We did not have any other unusual liquidity requirements during the three months ended March 31, 2016.  Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit.  In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $28.5 million at March 31, 2016.  Old Line Bank has an additional secured line of credit from the FHLB of $361.9 million at March 31, 2016.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $170.0 million in lendable collateral value for FHLB borrowings.  We may increase availability by providing additional collateral.  Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $39.0 million in repurchase agreements.

The Board of Governors of the Federal Reserve System and FDIC approved the final rules implementing the Basel III.  Under the final rules, minimum requirements increased for both the quantity and quality of capital held by the Company.  The rules include a new common equity Tier 1 capital for risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.  A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements.  The capital conservation buffer is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  Strict eligibility criteria for regulatory capital instruments were also implemented under the final rules.  The final rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

Old Line Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The phase-in period for the final rules became effective for Old Line Bancshares and Old Line Bank on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019.  As of March 31, 2016, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the new rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect decreases of $718 thousand and $1.2 million, respectively, which represents unrealized gains (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $5.7 million for the general loan loss reserve during the three months ended March 31, 2016.

As of March 31, 2016, Old Line Bank met all capital adequacy requirements to be considered well capitalized.  There were no conditions or events since the end of the first quarter of 2016 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at March 31, 2016.

			Minimum capital		To be well
	Actual		adequacy		capitalized
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$127,552	10.18%	$56,367	4.5%	$81,418	6.5%
Total capital (to risk weighted assets)	$133,505	10.66%	$100,207	8%	$125,259	10%
Tier 1 capital (to risk weighted assets)	$127,552	10.18%	$75,156	6%	$100,207	8%
Tier 1 leverage (to average assets)	$127,552	8.52%	$60,594	4%	$75,742	5%

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of its outstanding common stock.  As of March 31, 2016, 339,237 shares have been repurchased at an average price of $15.73 per share.  The repurchased shares have been returned to the status of authorized but unissued shares. We have repurchased shares for a total cost of approximately $5.3 million since the board of directors authorized such transactions.

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

Asset Quality

Overview.  Management performs reviews of all delinquent loans and foreclosed assets and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management reports to the Loan Committee for their approval and recommendation to the Board of Directors on a monthly basis. The reports presented include information on delinquent loans and foreclosed real estate. We have formal action plans on criticized assets and provide status reports on OREO on a quarterly basis. These action plans include our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties. The Loan Committee consists of four executive officers and four non-employee members of the board of directors.

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

Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests.  Potential problem loans, which are not included in non-performing assets, amounted to $36.9 million at March 31, 2016 compared to $33.8 million at December 31, 2015.  At March 31, 2016, we had $18.6 million and $18.3 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $13.2 million and $20.6 million, respectively, at December 31, 2015.

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

All acquired loans from MB&T, WSB and Regal Bank were recorded at fair value. The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge-offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At March 31, 2016, there was $305 thousand of allowance reserved for potential loan losses on acquired loans compared to $89 thousand at December 31, 2015.

Nonperforming Assets.  As of March 31, 2016, our nonperforming assets totaled $11.0 million and consisted of $7.4 million of nonaccrual loans, $902 thousand in loans past 90 days and still accruing, and other real estate owned of $2.7 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	March 31, 2016			December 31, 2015
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Land and A&D	$—	$—	$—	$—	$128,938	$128,938
Residential Real Estate:
First-Owner Occupied	—	901,622	901,622	—	—	—
Consumer	—	—	—	—	499	499
Total accruing loans 90 or more days past due	—	901,622	901,622	—	129,437	129,437
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$2,472,685	$684,968	$3,157,653	$2,474,813	$—	$2,474,813
Investment	—	—	—	—	64,447	64,447
Land and A&D	—	297,046	297,046	—	261,700	261,700
Residential Real Estate:
First-Investment	—	397,367	397,367	102,443	580,696	683,139
First-Owner Occupied	—	815,695	815,695	—	566,701	566,701
Commercial	1,819,599	873,796	2,693,395	1,842,819	—	1,842,819
Consumer	—	—	—	—	—	—
Total Non-accruing loans:	4,292,284	3,068,872	7,361,156	4,420,075	1,473,544	5,893,619

Other real estate owned (“OREO”)	425,000	2,273,344	2,698,344	425,000	2,047,044	2,472,044

Total non performing assets	$4,717,284	$6,243,838	$10,961,122	$4,845,075	$3,650,025	$8,495,100

Accruing Troubled Debt Restructurings
Residential Real Estate:
Land and A&D	$—	$91,929	$91,929	$—	$—	$—
First-Investment	—	66,453	66,453	—	—	—
First-Owner Occupied	—	675,926	675,926	—	631,777	631,777
Commercial	—	78,619	78,619	—	79,574	79,574
Total Accruing Troubled Debt Restructurings	$—	$912,927	$912,927	$—	$711,351	$711,351

The table below reflects our ratios of our non-performing assets at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.50%	0.55%
Total nonperforming assets as a percentage of total assets	0.37%	0.53%
Total nonperforming assets as a percentage of total loans held for investment	0.50%	0.55%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	1.00%	0.80%
Total nonperforming assets as a percentage of total assets	0.78%	0.61%
Total nonperforming assets as a percentage of total loans held for investment	1.00%	0.80%

The table below presents a breakdown of the recorded book balance of non-accruing loans at March 31, 2016 and December 31, 2015.

	March 31, 2016				December 31, 2015
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	3	$2,472,685	$2,472,685	$56,032	3	$2,474,813	$2,474,813	$7,096
Land	—	—	—	—	—	—	—	—
Residential Real Estate
First-Investment				—	1	102,443	102,443	—
First-Owner Occupied	—	—	—	—	—	—	—	—
Commercial	24	1,819,599	1,819,599	202,210	24	1,842,819	1,842,819	5,768
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans	27	4,292,284	4,292,284	258,242	28	4,420,075	4,420,075	12,864

Acquired (1)
Commercial Real Estate:
Investment	—	—	—	—	—	—	—	—
Owner Occupied	1	982,368	684,968	1,603	—	—	—	—
Land and A & D	2	360,494	252,046	22,542	1	267,113	261,700	7,442
Residential Real Estate
First-Investment	3	826,414	815,695	66,986	5	542,547	468,156	59,207
First-Owner Occupied	5	511,441	397,367	60,437	3	754,408	743,688	20,887
Land and A & D	1	334,271	45,000	129,993	—	—	—	—
Commercial	1	873,796	873,796	—	—	—	—	—
Total non-accrual loans	13	$3,888,784	$3,068,872	$281,561	9	$1,564,068	$1,473,544	$87,536
Total all non-accrual loans	40	$8,181,068	$7,361,156	$539,803	37	$5,984,143	$5,893,619	$100,400

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

Non-performing legacy loans decreased $128 thousand from December 31, 2015 primarily due to one residential investment real estate loan that paid off during the quarter.

Non-performing acquired loans increased $1.6 million from December 31, 2015 primarily due to the addition of one commercial real estate loan, one residential real estate land and acquisition loan and one commercial loan.

At March 31, 2016, legacy OREO consisted of one property.

At March 31, 2016, acquired OREO increased by $226 thousand from December 31, 2015. The increase in acquired OREO was driven by the foreclosure on the property securing a loan and the transfer of the value of such property, or $271 thousand, to OREO, partially offset by a credit adjustment on one acquired property from the Regal merger.

We recorded net gain on OREO of $4 thousand during the three month period ended March 31, 2016 compared to a net loss of $135 thousand during the three month period ended March 31, 2015.   This gain is the result of previously-sold OREO property on which we received payment in the 2016 period.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
Three Months Ended March 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,168,529	$3,046,714	$682,962	$11,613	$4,909,818
General provision for loan losses	(181,950)	754,449	213,381	(7,269)	778,611
Recoveries	6,898	—	7,861	7,641	22,400
	993,477	3,801,163	904,204	11,985	5,710,829
Loans charged off	(4,472)	—	—	(500)	(4,972)
Ending Balance	$989,005	$3,801,163	$904,204	$11,485	$5,705,857
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$415,346	$545,585	$—	$—	$960,931
Other loans not individually evaluated	573,659	3,255,578	598,910	11,485	4,439,632
Acquired Loans:
Individually evaluated for impairment	—	—	305,294	—	305,294
Ending balance	$989,005	$3,801,163	$904,204	$11,485	$5,705,857

		Commercial	Residential	Other
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Provision for loan losses	675,598	495,537	282,398	(142,549)	1,310,984
Recoveries	16,068	20	135,908	58,105	210,101
	1,388,037	3,053,925	1,345,301	15,657	5,802,920
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$605,336	$119,198	$—	$—	$724,534
Other loans not individually evaluated	555,982	2,934,727	594,358	11,613	4,096,680
Acquired Loans:
Individually evaluated for impairment	—	—	88,604	—	88,604
Ending balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818

The ratios of the allowance for loan losses are as follows:

	March 31, 2016	December 31, 2015
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.48%	0.43%
Non-accrual loans	77.51%	83.31%
Net charge-offs to average loans	0.00%	0.07%

During the three months ended March 31, 2016, we charged-off $5 thousand in loans through the allowance for loan losses for one legacy loan for $4,500 and one acquired loan for $500.  The legacy loan was a commercial loan.  The acquired loan was a consumer loan.

The allowance for loan losses represented 0.48% and 0.43% of gross loans held for investment at March 31, 2016 and December 31, 2015, respectively and 0.60% and 0.54% of legacy loans at March 31, 2016 and December 31, 2015, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2016 and December 31, 2015, are as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$86,338	$82,875
Real estate-undisbursed development and construction	57,866	43,079
Consumer	12,879	19,577
	$157,083	$145,531
Standby letters of credit	$18,239	$17,442

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

Commitments for real estate development and construction, which totaled $57.9 million, or 36.8% of the $157.1 million of outstanding commitments at March 31, 2016, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

As the magnitude of the merger expenses incurred during the three months ended March 31, 2016 distorts the operational results of the Company, we present the reconciliation of non-GAAP financial measures below, which includes certain performance ratios excluding the effect of the merger expenses during the three month period ended March 31, 2016.

Reconciliation of Non-GAAP measures (Unaudited)	Three Months ending March 31, 2016	Twelve Months ending December 31, 2015
	Net Interest	Net Interest
	Income	Income
Net Income (GAAP)	$2,149,403	$10,464,434
Merger-related expenses, net of tax	306,003	1,200,825
Operating Net Income (non-GAAP)	$2,455,406	$11,665,259

Net income available to common shareholders	$2,151,070	$10,468,586
Merger-related expenses, net of tax	306,003	1,200,825
Operating earnings	$2,457,073	$11,669,411

Earnings per weighted average common shares, basic (GAAP)	$0.20	$0.98
Merger-related expenses, net of tax	0.03	0.11
Operating earnings per weighted average common share basic (non GAAP)	$0.23	$1.09

Earnings per weighted average common shares, diluted (GAAP)	$0.20	$0.97
Merger-related expenses, net of tax	0.02	0.11
Operating earnings per weighted average common share basic (non-GAAP)	$0.22	$1.08

Summary Operating Results (non-GAAP)
Noninterest expense (GAAP)	$10,624,519	$36,275,682
Merger-related expenses, net of tax	306,003	1,200,825
Operating noninterest expense (non-GAAP)	10,318,516	$35,074,857

Operating efficiency ratio (non-GAAP)	70.33%	65.64%

Operating noninterest expense as a % of average assets	2.71%	2.65%

Return on average assets
Net income	$2,149,403	$10,464,434
Merger-related expenses, net of tax	306,003	1,200,825
Operating net income	$2,455,406	$11,665,259

Adjusted return on average assets	0.66%	0.88%

Return on average common equity
Net income available to common shareholders	$2,151,070	$10,468,586
Merger-related expenses, net of tax	306,003	1,200,825
Operating earnings (non-GAAP)	$2,457,073	$11,669,411

Adjusted return on average common equity (non-GAAP)	7.01%	8.40%

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended March 31, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$12,612,246	3.71%	3.56%
Tax equivalent adjustment
Federal funds sold	5	—	—
Investment securities	226,861	0.07	0.07
Loans	238,716	0.07	0.07
Total tax equivalent adjustment	465,582	0.14	0.14
Tax equivalent interest yield	$13,077,828	3.85%	3.70%

Three months ended March 31, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$11,461,904	4.17%	4.05%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	200,498	0.07	0.11
Loans	229,094	0.08	0.04
Total tax equivalent adjustment	429,593	0.15	0.15
Tax equivalent interest yield	$11,891,497	4.32%	4.20%

Non-GAAP financial measures included in this quarterly report should be read along with these tables providing a reconciliation of non-GAAP financial measures to GAAP financial measures.  The Company’s management believes that the non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company and provide meaningful comparison to its peers.  Non-GAAP financial measures should not be consider as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company.  Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP.

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including expanding fee income, increases in net interest income, maintenance of the net interest margin, increases in non-interest expenses, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, the impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, deposit, balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, continuing to meet regulatory capital requirements, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include generally, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with our lending limit; potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments.  Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes.  We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities.  Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us.   Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position.  We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2016 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at March 31, 2016 and December 31, 2015.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	March 31, 2016
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	327	—	—	—	327
Investment securities	—	1,499	38,173	151,078	190,750
Loans	231,941	72,023	614,128	266,422	1,184,514
Total interest earning assets	232,298	73,522	652,301	417,500	1,375,621
Interest Bearing Liabilities:
Interest-bearing transaction deposits	251,825	125,758	—	—	377,583
Savings accounts	33,392	33,392	33,392	—	100,176
Time deposits	67,183	139,610	220,200	—	426,993
Total interest-bearing deposits	352,400	298,760	253,592	—	904,752
FHLB advances	89,000	—	—	—	89,000
Other borrowings	29,571	—	5,845	3,717	39,133
Total interest-bearing liabilities	470,971	298,760	259,437	3,717	1,032,885
Period Gap	$(238,673)	$(225,238)	$392,864	$413,783	$342,736
Cumulative Gap	$(238,673)	$(463,911)	$(71,047)	$342,736
Cumulative Gap/Total Assets	(19.44)%	(37.79)%	(5.79)%	27.92%

	Interest Sensitivity Analysis
	December 31, 2015
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	2,326	—	—	—	2,326
Investment securities	1,500	1,500	37,821	153,885	194,706
Loans	210,191	92,863	594,825	260,903	1,158,782
Total interest earning assets	214,047	94,363	632,646	414,788	1,355,844
Interest Bearing Liabilities:
Interest-bearing transaction deposits	244,826	122,413	—	—	367,239
Savings accounts	32,210	32,210	32,210	—	96,630
Time deposits	72,208	148,981	222,274	—	443,463
Total interest-bearing deposits	349,244	303,604	254,484	—	907,332
FHLB advances	74,000	—	—	—	74,000
Other borrowings	33,557	—	5,875	3,717	43,149
Total interest-bearing liabilities	456,801	303,604	260,359	3,717	1,024,481
Period Gap	$(242,754)	$(209,241)	$372,287	$411,071	$331,363
Cumulative Gap	$(242,754)	$(451,995)	$(79,708)	$331,363
Cumulative Gap/Total Assets	(19.78)%	(36.82)%	(6.49)%	26.99%

Item 4.Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2016.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table present a summary of the Company’s share repurchase during the quarter ended March 31, 2016:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

Jan 1 - March 31, 2016	0		339,237	160,763

(1)

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock.  As of March 31, 2016, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

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

Old Line Bancshares, Inc.

Date: May 6, 2016	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)