Form 10-Q
period 2016-06-30
OLD LINE BANCSHARES INC
filed 2016-08-05
CIK 1253317

26h

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes☐No☒

As July 31, 2016, the registrant had 10,839,021 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$32,123,006	$40,239,384
Interest bearing accounts	1,167,418	1,135,263
Federal funds sold	352,572	2,326,045
Total cash and cash equivalents	33,642,996	43,700,692
Investment securities available for sale-at fair value	190,297,596	194,705,675
Loans held for sale, fair value of $6,382,539 and $8,277,775	6,111,808	8,112,488
Loans held for investment (net of allowance for loan losses of $6,018,923 and $4,909,818, respectively)	1,242,017,598	1,147,034,715
Equity securities at cost	7,304,646	4,942,346
Premises and equipment	36,567,012	36,174,978
Accrued interest receivable	3,704,287	3,814,546
Deferred income taxes	12,666,462	13,820,679
Bank owned life insurance	37,081,638	36,606,105
Other real estate owned	2,443,543	2,472,044
Goodwill	9,786,357	9,786,357
Core deposit intangible	3,923,987	4,351,226
Other assets	4,482,981	4,567,038
Total assets	$1,590,030,911	$1,510,088,889

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$313,439,435	$328,549,405
Interest bearing	949,451,184	907,330,561
Total deposits	1,262,890,619	1,235,879,966
Short term borrowings	153,751,725	107,557,246
Long term borrowings	9,559,018	9,593,318
Accrued interest payable	448,406	416,686
Supplemental executive retirement plan	5,479,842	5,336,509
Income taxes payable	5,418,623	3,615,677
Other liabilities	3,275,804	3,700,598
Total liabilities	1,440,824,037	1,366,100,000
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,816,429 and 10,802,560 shares issued and outstanding in 2016 and 2015, respectively	108,164	108,026
Additional paid-in capital	105,555,548	105,293,606
Retained earnings	42,275,517	38,290,876
Accumulated other comprehensive income	1,009,402	38,200
Total Old Line Bancshares, Inc. stockholders’ equity	148,948,631	143,730,708
Non-controlling interest	258,243	258,181
Total stockholders’ equity	149,206,874	143,988,889
Total liabilities and stockholders’ equity	$1,590,030,911	$1,510,088,889

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest Income
Loans, including fees	$13,562,643	$11,516,860	$26,619,823	$23,138,353
U.S. treasury securities	4,997	2,630	8,774	5,236
U.S. government agency securities	85,686	132,736	211,418	266,094
Mortgage backed securities	494,145	350,544	1,007,450	723,554
Municipal securities	371,596	305,650	731,032	620,634
Federal funds sold	376	184	1,501	360
Other	94,297	43,850	192,068	105,800
Total interest income	14,613,740	12,352,454	28,772,066	24,860,031
Interest expense
Deposits	1,309,379	1,021,560	2,579,811	1,932,517
Borrowed funds	328,613	159,707	604,272	294,423
Total interest expense	1,637,992	1,181,267	3,184,083	2,226,940
Net interest income	12,975,748	11,171,187	25,587,983	22,633,091
Provision for loan losses	300,000	85,658	1,078,611	647,389
Net interest income after provision for loan losses	12,675,748	11,085,529	24,509,372	21,985,702
Non-interest income
Service charges on deposit accounts	433,498	441,382	844,835	856,584
Gain on sales or calls of investment securities	823,214	3,924	900,212	64,618
Earnings on bank owned life insurance	282,358	249,421	564,544	497,805
Gain on disposal of assets	22,784	—	22,784	19,975
Rental Income	208,556	209,568	417,135	418,348
Income on marketable loans	587,030	484,635	964,168	1,048,517
Other fees and commissions	206,244	115,460	833,659	391,979
Total non-interest income	2,563,684	1,504,390	4,547,337	3,297,826
Non-interest expense
Salaries and benefits	5,472,638	4,331,572	10,849,190	8,510,468
Occupancy and equipment	1,647,490	1,338,660	3,372,043	2,738,536
Data processing	383,689	367,190	781,481	719,250
FDIC insurance and State of Maryland assessments	285,630	251,993	520,914	500,886
Merger and integration	301,538	—	661,019	—
Core deposit premium amortization	200,998	193,766	427,239	403,883
(Gain) loss on sales of other real estate owned	(48,099)	9,169	(52,307)	143,923
OREO expense	63,192	75,552	218,158	195,753
Directors Fees	162,900	160,200	331,700	330,200
Network services	146,334	195,447	283,230	377,110
Telephone	201,141	160,901	419,775	325,837
Other operating	1,735,287	1,708,500	3,364,815	3,200,245
Total non-interest expense	10,552,738	8,792,950	21,177,257	17,446,091

Income before income taxes	4,686,694	3,796,969	7,879,452	7,837,437
Income tax expense	1,554,000	1,195,273	2,597,366	2,490,308
Net income	3,132,694	2,601,696	5,282,086	5,347,129
Less: Net loss (income) attributable to the non-controlling interest	1,728	776	62	(7,944)
Net income available to common stockholders	$3,130,966	$2,600,920	$5,282,024	$5,355,073

Basic earnings per common share	$0.29	$0.25	$0.49	$0.50
Diluted earnings per common share	$0.28	$0.24	$0.48	$0.49
Dividend per common share	$0.06	$0.05	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended June 30,	2016	2015
Net income	$3,132,694	$2,601,696

Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of taxes of $514,611, and ($574,719), respectively	790,018	(882,295)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of ($324,717) and ($1,548), respectively	(498,497)	(2,376)
Other comprehensive income (loss)	291,521	(884,671)
Comprehensive income	3,424,215	1,717,025
Comprehensive loss attributable to the non-controlling interest	1,728	776
Comprehensive income available to common stockholders	$3,422,487	$1,716,249

Six Months Ended June 30,	2016	2015
Net income	$5,282,086	$5,347,129

Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of taxes of $987,721 and ($43,969), respectively	1,516,325	(67,500)
Reclassification adjustment for realized gain on securities available for sale included in net income, gross of taxes of ($355,089) and ($25,489), respectively	(545,123)	(39,129)
Other comprehensive income (loss)	971,202	(106,629)
Comprehensive income	6,253,288	5,240,500
Comprehensive income (loss) attributable to the non-controlling interest	62	(7,944)
Comprehensive income available to common stockholders	$6,253,226	$5,248,444

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	Stockholders’
	Shares	Par value	capital	earnings	income	Interest	Equity

Balance December 31, 2015	10,802,560	$108,026	$105,293,606	$38,290,876	$38,200	$258,181	$143,988,889
Net income attributable to Old Line Bancshares, Inc.	—	—	—	5,282,024	—	—	5,282,024
Unrealized gain on securities available for sale, net of income tax of $632,633	—	—	—	—	971,202	—	971,202
Net loss attributable to non-controlling interest	—	—	—	—	—	62	62
Stock based compensation awards	—	—	262,080	—	—	—	262,080
Restricted stock issued	13,869	138	(138)	—	—	—	—
Common stock cash dividends $0.12 per share	—	—	—	(1,297,383)	—	—	(1,297,383)
Balance June 30, 2016	10,816,429	$108,164	$105,555,548	$42,275,517	$1,009,402	$258,243	$149,206,874

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$5,282,086	$5,347,129
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,320,718	1,135,823
Provision for loan losses	1,078,611	647,389
Change in deferred loan fees net of costs	47,952	18,279
(Gain)/loss on sales or calls of securities	(900,212)	(64,618)
Amortization of premiums and discounts	445,587	452,813
Origination of loans held for sale	(38,982,301)	(54,080,338)
Proceeds from sale of loans held for sale	40,982,984	52,266,793
Gain on sale of loans held for sale	(964,168)	(1,048,517)
(Gain)/loss on sales of other real estate owned	(52,307)	143,923
Write down of other real estate owned	—	57,375
Gain on sale of fixed assets	(22,784)	(19,975)
Amortization of intangible assets	427,239	403,883
Deferred income taxes	521,555	3,067,155
Stock based compensation awards	262,080	182,067
Increase (decrease) in
Accrued interest payable	31,720	56,903
Income tax payable	1,802,946	(485,435)
Income tax receivable	—	(1,198,299)
Supplemental executive retirement plan	143,333	127,528
Other liabilities	(424,794)	41,251
Decrease (increase) in
Accrued interest receivable	110,259	(123,142)
Bank owned life insurance	(475,533)	(427,200)
Other assets	84,057	(348,529)
Net cash provided by operating activities	$10,719,028	$6,152,257
Cash flows from investing activities
Purchase of investment securities available for sale	(88,943,976)	—
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	95,410,514	9,936,344
Loans made, net of principal collected	(95,145,250)	(81,661,710)
Proceeds from sale of other real estate owned	52,307	1,034,932
Investments in other real estate owned	28,501	—
Redemption/improvements in equity securities	(2,362,300)	2,246,101
Purchase of premises and equipment	(1,689,968)	(602,096)
Proceeds from the sale of premises and equipment	—	—
Net cash used in investing activities	(92,650,172)	(69,046,429)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	5,654,458	26,251,703
Other deposits	21,356,195	42,422,747
Short term borrowings	46,194,479	15,719,553
Long term borrowings	(34,300)	(55,985)
Stock proceeds from stock repurchase program	—	(4,191,596)
Proceeds from stock options exercised	—	271,952
Cash dividends paid-common stock	(1,297,384)	(1,069,370)
Net cash provided by financing activities	71,873,448	79,349,004

Net increase (decrease) in cash and cash equivalents	(10,057,696)	16,454,832

Cash and cash equivalents at beginning of period	43,700,692	25,404,736
Cash and cash equivalents at end of period	$33,642,996	$41,859,568

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,743,048	$1,904,014
Income taxes	$885,000	$1,060,000
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$261,700	$—

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

The foregoing consolidated financial statements for the periods ended June 30, 2016 and 2015 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP); however, in the opinion of management we have included all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2015 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2015.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU No. 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. Old Line Bancshares is currently evaluating the provisions of this amendment to determine the potential impact the new standard will have on Old Line Bancshares’ consolidated financial statements as it relates to our most recent acquisition and future business combinations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by: requiring equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. Old Line Bancshares is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Old Line Bancshares is currently assessing the impact that the adoption of this standard will have on the financial condition and results of operations of Old Line Bancshares.

In June 2016,  the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” ("CECL") model requiring Old Line Bancshares to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Old Line Bancshares is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

2.POINTER RIDGE OFFICE INVESTMENT, LLC

Old Line Bank has a 62.5% ownership of Pointer Ridge Office Investment, LLC and we have consolidated its results of operations from the date of acquisition.  One of Old Line Bank’s directors owns a 12.5% interest in this investment.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge Office Investment, LLC.

	June 30,	December 31,
Balance Sheets	2016	2015

Current assets	$373,677	$281,441
Non-current assets	6,140,685	6,281,601
Liabilities	5,825,715	5,874,560
Equity	688,647	688,484

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of Income	2016	2015	2016	2015

Revenue	$251,300	$243,981	$502,374	$487,258
Expenses	246,691	241,912	502,210	508,442
Net income (loss)	$4,609	$2,069	$164	$(21,184)

3.INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2016
Available for sale
U.S. treasury	$2,998,835	$931	$—	$2,999,766
U.S. government agency	5,419,910	7,543	(3,794)	5,423,659
Municipal securities	62,357,478	1,015,951	(8,750)	63,364,679
Mortgage backed securities:
FHLMC certificates	21,558,321	157,333	(7,846)	21,707,808
FNMA certificates	71,029,528	451,146	(4,943)	71,475,731
GNMA certificates	25,266,607	121,763	(62,417)	25,325,953
	$188,630,679	$1,754,667	$(87,750)	$190,297,596

December 31, 2015
Available for sale
U.S. treasury	$2,999,978	$118	$(96)	$3,000,000
U.S. government agency	36,874,804	10,283	(278,424)	36,606,663
Municipal securities	49,130,632	1,092,044	(19,970)	50,202,706
Mortgage backed securities
FHLMC certificates	21,734,289	55,218	(26,350)	21,763,157
FNMA certificates	49,461,464	22,916	(382,909)	49,101,471
GNMA certificates	29,758,449	48,759	(389,199)	29,418,009
SBA loan pools	4,682,975	—	(69,306)	4,613,669
	$194,642,591	$1,229,338	$(1,166,254)	$194,705,675

At June 30, 2016 and December 31, 2015, securities with unrealized losses segregated by length of impairment were as follows:

	June 30, 2016
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agency	$2,416,488	$3,423	$1,499,630	$371	$3,916,118	$3,794
Municipal securities	2,784,392	8,750	—	—	2,784,392	8,750
Mortgage backed securities
FHLMC certificates	3,078,492	7,846	—	—	3,078,492	7,846
FNMA certificates	2,915,538	4,943	—	—	2,915,538	4,943
GNMA certificates	1,329,149	17,363	7,679,516	45,054	9,008,666	62,417
Total unrealized losses	$12,524,059	$42,325	$9,179,146	$45,425	$21,703,206	$87,750

	December 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$1,500,000	$96	$—	$	$1,500,000	$96
U.S. government agency	33,613,513	261,290	1,482,867	17,133	35,096,380	278,423
Municipal securities	4,864,113	12,224	762,762	7,747	5,626,875	19,971
Mortgage backed securities
FHLMC certificates	9,150,943	26,350	—	—	9,150,943	26,350
FNMA certificates	33,441,909	345,209	2,999,700	37,700	36,441,609	382,909
GNMA certificates	13,781,185	141,005	12,352,866	248,194	26,134,051	389,199
SBA loan pools	—	—	4,613,669	69,306	4,613,669	69,306
	$96,351,663	$786,174	$22,211,864	$380,080	$118,563,527	$1,166,254

At June 30, 2016 and December 31, 2015, we had 11 and 23 investment securities, respectively, in an unrealized loss position greater than the 12 month time frame and 11 and 71 securities, respectively, in an unrealized loss position less than the 12 month time frame.  We consider all unrealized losses on securities as of June 30, 2016 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of June 30, 2016, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended June 30, 2016, we received $74.5 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $823 thousand.  Such sales, maturities or calls and principal pay-downs consisted of the sale of three mortgage backed securities (MBS) pools, one municipal bond, 17 callable agency securities, 19 municipal bonds and 22 MBS during the three month period ending June 30, 2016.  All the net proceeds of these transactions were used to purchase new investment securities.  There were no sales of investment securities for the three months ending June 30, 2015.  There were three municipal bonds that were called and one agency security that matured during the three month period ended June 30, 2015, and the remaining discount/accretion of $4 thousand on the called bonds was recorded as gain on sale.  During the six months ended June 30, 2016, we received $95.4 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $967 thousand and realized losses of $67 thousand for total realized net gain of $900 thousand.  The net proceeds of these transactions were used to re-balance the investment portfolio which resulted in an overall slightly higher yield on our security investments.  There were no sales of investment securities for the six months ending June 30, 2015, however, there were a total of five municipal bonds that were called and one agency security that matured for a total of $65 thousand in gains.

Contractual maturities and pledged securities at June 30, 2016 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify MBS based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
June 30, 2016	cost	value

Maturing
Within one year	$1,499,209	$1,499,297
Over one to five years	6,417,766	6,470,342
Over five to ten years	14,866,952	15,119,768
Over ten years	165,846,752	167,208,189
	$188,630,679	$190,297,596
Pledged securities	$35,235,637	$35,470,113

4.LOANS

Major classifications of loans held for investment are as follows:

	June 30, 2016			December 31, 2015
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$196,462,753	$53,384,974	$249,847,727	$193,909,818	$57,212,598	$251,122,416
Investment	358,365,721	54,714,414	413,080,135	298,434,087	57,749,376	356,183,463
Hospitality	118,939,670	10,843,261	129,782,931	91,440,548	10,776,561	102,217,109
Land and A&D	49,995,687	6,064,059	56,059,746	50,584,469	7,538,964	58,123,433
Residential Real Estate
First Lien-Investment	74,514,405	27,200,255	101,714,660	69,121,743	31,534,452	100,656,195
First Lien-Owner Occupied	47,761,829	49,471,539	97,233,368	37,486,858	52,204,717	89,691,575
Residential Land and A&D	38,453,812	5,493,403	43,947,215	35,219,801	6,578,950	41,798,751
HELOC and Jr. Liens	24,878,535	3,925,124	28,803,659	24,168,289	4,350,956	28,519,245
Commercial and Industrial	112,819,640	7,962,586	120,782,226	105,963,233	9,519,465	115,482,698
Consumer	5,386,911	171,324	5,558,235	6,631,311	243,804	6,875,115
	1,027,578,963	219,230,939	1,246,809,902	912,960,157	237,709,843	1,150,670,000
Allowance for loan losses	(5,702,857)	(316,066)	(6,018,923)	(4,821,214)	(88,604)	(4,909,818)
Deferred loan costs, net	1,226,619	—	1,226,619	1,274,533	—	1,274,533
	$1,023,102,725	$218,914,873	$1,242,017,598	$909,413,476	$237,621,239	$1,147,034,715

(1)

As a result of the acquisitions of Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A. (MB&T), in April 2011, WSB Holdings Inc. , the parent company of The Washington Savings Bank (WSB), in May 2013, and Regal Bancorp, Inc. (Regal), the parent company of Regal Bank & Trust (Regal Bank), in December 2015, we have segmented the portfolio into two components, loans originated by Old Line Bank “Legacy” and loans acquired from MB&T, WSB and Regal Bank “Acquired”.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $848.8 million and $767.6 million at June 30, 2016 and December 31, 2015, respectively. This lending has involved loans secured by owner‑occupied commercial buildings for office, storage and warehouse space, as well as non‑owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan‑to‑value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one‑to‑four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At June 30, 2016, we had approximately $129.8 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $271.7 million and $260.7 million at June 30, 2016 and December 31, 2015, respectively. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

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

The table below presents an age analysis of the loans held for investment portfolio at June 30, 2016 and December 31, 2015.

Age Analysis of Past Due Loans

	June 30, 2016			December 31, 2015
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,019,387,462	$214,767,596	$1,234,155,058	$907,545,764	$230,336,630	$1,137,882,394
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	704,925	39,189	744,114	—	1,359,110	1,359,110
Investment	268,464	147,444	415,908	—	—	—
Land and A&D	476,968	400,661	877,629	459,655	157,866	617,521
Residential Real Estate:
First-Investment	406,717	1,186,349	1,593,066	288,747	1,253,005	1,541,752
First-Owner Occupied	387,710	382,569	770,279	241,445	2,124,416	2,365,861
Commercial	—	46,550	46,550	4,471	873,796	878,267
Consumer	234,486	—	234,486	—	2,039	2,039
Total 30-89 days past due	2,479,270	2,202,762	4,682,032	994,318	5,770,232	6,764,550
90 or more days past due
Commercial Real Estate:
Land and A&D	—	—	—	—	128,938	128,938
Consumer	—	—	—	—	499	499
Total 90 or more days past due	—	—	—	—	129,437	129,437
Total accruing past due loans	2,479,270	2,202,762	4,682,032	994,318	5,899,669	6,893,987
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	2,461,431	—	2,461,431	2,474,813	—	2,474,813
Investment	—	—	—	—	64,447	64,447
Hospitality	1,355,719	296,518	1,652,237
Land and A&D	—	—	—	—	261,700	261,700
Residential Real Estate:
First-Investment	—	224,314	224,314	102,443	580,696	683,139
First-Owner Occupied	—	865,953	865,953	—	566,701	566,701
Commercial	1,895,081	873,796	2,768,877	1,842,819	—	1,842,819
Consumer	—	—	—	—	—	—
Total Recorded Investment
Non-accruing loans:	5,712,231	2,260,581	7,972,812	4,420,075	1,473,544	5,893,619
Total Loans	$1,027,578,963	$219,230,939	$1,246,809,902	$912,960,157	$237,709,843	$1,150,670,000

We consider all non-performing loans and troubled debt restructurings (TDRs) to be impaired. We do not recognize interest income on non-performing loans during the time period that the loans are non-performing. We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended June 30, 2016 and December 31, 2015.

Impaired Loans at June 30, 2016

				Three months June 30, 2016		Six Months Ended June 30, 2016
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$571,287	$571,287	$—	$1,225,002	$5,130	$1,220,351	$8,313
Investment	1,243,319	1,243,319	—	1,243,319	21,838	1,256,772	35,506
Commercial	885,570	885,570	—	3,297,366	3,076	3,338,295	3,076
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	2,139,832	2,139,832	541,175	6,570,593	39,440	6,605,858	39,440
Hospitality	1,355,719	1,355,719	135,572	4,183,419	14,038	4,199,162	15,038
Commercial	1,009,512	1,009,512	550,046	2,082,387	215	2,046,717	946

Total legacy impaired	7,205,239	7,205,239	1,226,793	18,602,086	83,737	18,667,155	102,319

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Land and A&D	616,862	344,322	—	621,069	9,248	619,545	9,248
Residential Real Estate:
First-Owner Investment	348,325	225,948	—	383,802	2,484	348,325	484
First-Owner Occupied	1,251,813	1,251,813	—	2,471,487	14,515	2,466,386	960
Land and A&D	334,271	45,000	—	334,271	—	334,271	—
Commercial	952,002	952,002	—	5,410,826	2,488	5,392,356	400

With an allowance recorded:
Residential Real Estate:
First-Owner Investment	79,761	79,761	78,145	367,261	—	367,132	—
First-Owner Occupied	297,451	297,451	237,921	1,804,205	—	1,800,018	—
Commercial	—	—	—	—	—	—	—
Total acquired impaired	3,880,485	3,196,297	316,066	11,392,921	28,735	11,328,033	11,092
Total impaired	$11,085,724	$10,401,536	$1,542,859	$29,995,007	$112,472	$29,995,188	$113,411

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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at June 30, 2016 consisted of six loans for $908 thousand compared to five loans at December 31, 2015 for $711 thousand.

The following table includes the recorded investment in and number of modifications of TDRs for the three and six months ended June 30, 2016 and 2015. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge‑off of the principal balance prior to the modification.  We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the three or six month periods ending June 30, 2016.

Loans Modified as a TDR for the three months ended
	June 30, 2016			June 30, 2015
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate Non-Owner Occupied	—	—	—	—	—	—
Total Troubled Debt Restructurings	—	$—	$—	—	$—	$—

Loans Modified as a TDR for the six months ended
	June 30, 2016			June 30, 2015
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial Real Estate	1	256,669	91,770	—	—	—
Residential Real Estate Non-Owner Occupied	1	136,173	66,767	—	—	—
Total Troubled Debt Restructurings	2	$392,842	$158,537	—	$—	$—

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the six months ended June 30, 2016 and 2015, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	June 30, 2016	June 30, 2015
Balance at beginning of period	$276,892	$(31,551)
Accretion of fair value discounts	(44,967)	(368,943)
Payoff of acquired loans	(390,990)	—
Reclassification from non-accretable	352,714	371,518
Balance at end of period	$193,649	$(28,976)

	Contractually
	Required Payments
	Receivable	Carrying Amount
At June 30, 2016	$12,798,858	$10,099,810
At December 31, 2015	14,875,352	10,675,943
At June 30, 2015	9,629,522	7,756,071
At December 31, 2014	10,658,840	7,994,604

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

The following tables outline the class of loans by risk rating at June 30, 2016 and December 31, 2015:

June 30, 2016	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$190,086,565	$47,499,193	$237,585,758
Investment	353,124,354	50,869,548	403,993,902
Hospitality	117,583,951	9,419,177	127,003,128
Land and A&D	47,420,599	5,847,126	53,267,725
Residential Real Estate:
First-Investment	73,307,420	24,732,424	98,039,844
First-Owner Occupied	47,447,037	45,118,367	92,565,404
Land and A&D	34,903,309	4,077,792	38,981,101
HELOC and Jr. Liens	24,878,535	3,925,124	28,803,659
Commercial	108,918,447	6,812,561	115,731,008
Consumer	5,386,910	171,324	5,558,234
	1,003,057,127	198,472,636	1,201,529,763
Special Mention (6)
Commercial Real Estate:
Owner Occupied	2,831,952	4,666,970	7,498,922
Investment	407,875	2,315,635	2,723,510
Hospitality	—	1,424,084	1,424,084
Land and A&D	2,575,088	171,933	2,747,021
Residential Real Estate:
First-Investment	922,517	1,591,375	2,513,892
First-Owner Occupied	314,793	1,919,678	2,234,471
Land and A&D	3,550,503	846,656	4,397,159
Commercial	658,239	198,578	856,817
	11,260,967	13,134,909	24,395,876
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,544,235	1,218,812	4,763,047
Investment	4,833,493	1,529,231	6,362,724
Hospitality	1,355,719	—	1,355,719
Land and A&D	—	45,000	45,000
Residential Real Estate:
First-Investment	284,468	876,457	1,160,925
First-Owner Occupied	—	2,433,493	2,433,493
Land and A&D	—	568,955	568,955
Commercial	3,242,954	951,446	4,194,400
	13,260,869	7,623,394	20,884,263
Doubtful (8)	—	—	—
Loss (9)	—	—	—
Total	$1,027,578,963	$219,230,939	$1,246,809,902

December 31, 2015	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$187,470,038	$50,432,486	$237,902,524
Investment	296,144,038	54,124,835	350,268,873
Hospitality	91,440,548	9,346,283	100,786,831
Land and A&D	47,935,681	6,105,829	54,041,510
Residential Real Estate:
First-Investment	67,862,579	28,921,586	96,784,165
First-Owner Occupied	37,409,003	47,907,579	85,316,582
Land and A&D	33,611,213	5,810,524	39,421,737
HELOC and Jr. Liens	24,162,182	4,350,955	28,513,137
Commercial	102,721,919	8,367,518	111,089,437
Consumer	6,631,311	243,804	6,875,115
	895,388,512	215,611,399	1,110,999,911
Special Mention (6)
Commercial Real Estate:
Owner Occupied	2,863,922	4,843,163	7,707,085
Investment	1,025,908	1,821,487	2,847,395
Hospitality	—	1,430,277	1,430,277
Land and A&D	2,648,788	323,655	2,972,443
Residential Real Estate:
First-Investment	867,973	1,543,819	2,411,792
First-Owner Occupied	77,855	2,805,695	2,883,550
Land and A&D	1,608,588	1,022,872	2,631,460
HELOC and Jr. Liens	6,107	—	6,107
Commercial	1,279,234	198,578	1,477,812
	10,378,375	13,989,546	24,367,921
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,575,859	1,936,948	5,512,807
Investment	1,264,141	1,803,055	3,067,196
Land and A&D	—	42,670	42,670
Residential Real Estate:
First-Investment	391,190	1,069,048	1,460,238
First-Owner Occupied	—	1,491,443	1,491,443
Land and A&D	—	812,364	812,364
Commercial	1,962,080	953,370	2,915,450
	7,193,270	8,108,898	15,302,168
Doubtful (8)	—	—	—
Loss (9)	—	—	—
Total	$912,960,157	$237,709,843	$1,150,670,000

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2016 and 2015.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
Three Months Ended June 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$989,005	$3,801,163	$904,204	$11,485	$5,705,857
General provision for loan losses	146,461	138,069	14,615	855	300,000
Recoveries	7,386	—	11,308	3,212	21,906
	1,142,852	3,939,232	930,127	15,552	6,027,763
Loans charged off	—	—	(3,055)	(5,785)	(8,840)
Ending Balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923

		Commercial	Residential
Six Months Ended June 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,168,529	$3,046,714	$682,962	$11,613	$4,909,818
General provision for loan losses	(35,490)	892,518	227,996	(6,413)	1,078,611
Recoveries	14,285	—	19,169	10,853	44,307
	1,147,324	3,939,232	930,127	16,053	6,032,736
Loans charged off	(4,472)	—	(3,055)	(6,286)	(13,813)
Ending Balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$550,046	$676,747	$—	$—	$1,226,793
Other loans not individually evaluated	592,806	3,262,485	611,006	9,767	4,476,064
Acquired Loans:
Individually evaluated for impairment	—	—	316,066	—	316,066
Ending balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923

		Commercial	Residential
Three Months Ended June 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$761,671	$2,594,659	$1,238,113	$41,605	$4,636,048
General provision for loan losses	125,012	180,995	(186,420)	(33,929)	85,658
Recoveries	600	—	44,927	27,459	72,986
	887,283	2,775,654	1,096,620	35,135	4,794,692
Loans charged off	(14,235)	—	(340,500)	(4,044)	(358,779)
Ending Balance	$873,048	$2,775,654	$756,120	$31,091	$4,435,913

		Commercial	Residential
Six Months Ended June 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,001	$4,281,835
General provision for loan losses	372,111	217,266	171,040	(113,028)	647,389
Recoveries	1,542	20	55,085	48,062	104,709
	1,070,024	2,775,654	1,153,120	35,135	5,033,933
Loans charged off	(196,976)	—	(397,000)	(4,044)	(598,020)
Ending Balance	$873,048	$2,775,654	$756,120	$31,091	$4,435,913
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$—	$30,604	$144,637	$—	$175,241
Other loans not individually evaluated	873,048	2,621,420	415,845	31,091	3,941,404
Acquired Loans:
Individually evaluated for impairment	—	123,630	195,638	—	319,268
Ending balance	$873,048	$2,775,654	$756,120	$31,091	$4,435,913

Our recorded investment in loans at June 30, 2016 and 2015 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
June 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$1,009,512	$3,495,551	$—	$—	$4,505,063
Individually evaluated for impairment without specific reserve	885,570	1,814,606	—	—	2,700,176
Other loans not individually evaluated	110,924,558	718,453,673	185,608,582	5,386,911	1,020,373,724
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	377,212	—	377,212
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	952,002	616,862	1,934,409	—	3,503,273
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	5,789,245	4,310,565	—	10,099,810
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	7,010,584	118,600,602	79,468,134	171,324	205,250,644
Ending balance	$120,782,226	$848,770,539	$271,698,902	$5,558,235	$1,246,809,902

		Commercial	Residential
June 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$—	$44,807	$144,637	$—	$189,444
Individually evaluated for impairment without specific reserve	700,655	1,548,011	107,853	—	2,356,519
Other loans not individually evaluated	99,854,902	585,914,275	150,993,440	8,190,009	844,952,626
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	411,546	895,827	—	1,307,373
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	126,331	315,472	1,165,322	—	1,607,125
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	4,052	3,483,381	4,268,638	—	7,756,071
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	8,466,629	74,663,133	70,241,101	258,685	153,629,548
Ending balance	$109,152,569	$666,380,625	$227,816,818	$8,448,694	$1,011,798,706

5.OTHER REAL ESTATE OWNED

At June 30, 2016 and December 31, 2015, the fair value of other real estate owned was $2.4 million and $2.5 million, respectively.  As a result of the acquisitions of MB&T, WSB and Regal Bank, we have segmented the other real estate owned (OREO) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired). We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in other real estate owned during the period.

Six Months Ended June 30, 2016	Legacy	Acquired	Total
Beginning balance	$425,000	$2,047,044	$2,472,044
Real estate acquired through foreclosure of loans	—	261,700	261,700
Additional valuation adjustment of real estate owned	—	(35,400)	(35,400)
Sales/deposit on sales	—	(307,108)	(307,108)
Net realized gain on sale of real estate owned	—	52,307	52,307
Ending balance	$425,000	$2,018,543	$2,443,543

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable.  At June 30, 2016, residential foreclosures classified as other real estate owned totaled $1.8 million.  Loans secured by residential real estate in process of foreclosure totaled $518 thousand at June 30, 2016 compared to $583 thousand at December 31, 2015.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average number of shares	10,816,429	10,617,225	10,812,314	10,711,771
Dilutive average number of shares	10,989,854	10,759,628	10,980,534	10,847,352

7.STOCK BASED COMPENSATION

For the three months ended June 30, 2016 and 2015, we recorded stock-based compensation expense of $147,649 and $91,902, respectively.  For the six months ended June 30, 2016 and 2015, we recorded stock-based compensation expense of $262,080 and $182,067, respectively.  At June 30, 2016, there was $1,151,228 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.5 years. As of June 30, 2016, there were 324,992 shares remaining available for future issuance under the 2010 equity incentive plan. The officers did not exercise any options during the six month period ended June 30, 2016 compared to 22,000 options exercised during the six month period ended June 30, 2015.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to December 31, 2015, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2015.  During the six months ended June 30, 2016 and 2015, we granted 58,927 and 50,597 stock options, respectively.  The weighted average grant date fair value of these 2016 stock options is $5.38 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the six months ended June 30, 2016 and 2015, we granted 13,869 and 9,331 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $17.75 at June 30, 2016. There were no restricted shares forfeited during the six month periods ending June 30, 2016 and 2015.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement.  The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than Level 1 prices.  Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.  We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For the three and six months ended June 30, 2016 and year ended December 31, 2015, there were no transfers between levels.

At June 30, 2016, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, mortgage-backed securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items.  These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source.  We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2016 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
U.S. Treasury securities	$3,000	$3,000	$—	$—	$—
U.S. government agency	5,424	—	5,424	—	—
Municipal securities	63,364	—	63,364	—	—
FHLMC MBS	21,708	—	21,708	—	—
FNMA MBS	71,476	—	71,476	—	—
GNMA MBS	25,326	—	25,326	—	—
Total recurring assets at fair value	$190,298	$3,000	$187,298	$—	$—

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
U.S. Treasury securities	$3,000	$3,000	$—	$—	$—
U.S. government agency	36,607	—	36,607	—	—
Municipal securities	50,203	—	50,203	—	—
FHLMC MBS	21,763	—	21,763	—	—
FNMA MBS	49,101	—	49,101	—	—
GNMA MBS	29,418	—	29,418	—	—
SBA loan pools	4,614	—	4,614	—	—
Total recurring assets at fair value	$194,706	$3,000	$191,706	$—	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At June 30, 2016 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$5,978	$—	$—	$5,978
Acquired:	2,880	—	—	2,880
Total Impaired Loans	8,858	—	—	8,858

Other real estate owned:
Legacy:	425	—	—	425
Acquired:	2,019	—	—	2,019
Total other real estate owned:	2,444	—	—	2,444
Total	$11,302	$—	$—	$11,302

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$5,333	$—	$—	$5,333
Acquired:	1,958	—	—	1,958
Total Impaired Loans	7,291	—	—	7,291

Other real estate owned:
Legacy:	425	—	—	425
Acquired:	2,047	—	—	2,047
Total other real estate owned:	2,472	—	—	2,472
Total	$9,763	$—	$—	$9,763

As of June 30, 2016 and December 31, 2015, we estimated the fair value of impaired assets using Level 3 inputs to be $11.3  million and $9.8 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 50%.  As a result of the acquisition of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired).

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

	June 30, 2016 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$33,643	$33,643	$33,643	$—	$—
Loans receivable, net	1,242,018	1,245,029	—	—	1,245,029
Loans held for sale	6,112	6,192	—	6,192	—
Investment securities available for sale	190,298	190,298	3,000	187,298	—
Equity Securities at cost	7,305	7,305	—	7,305	—
Accrued interest receivable	3,704	3,704	—	748	2,956

Liabilities:
Deposits:
Non-interest-bearing	313,439	313,439	—	313,439	—
Interest bearing	949,451	962,163	—	962,163	—
Short term borrowings	153,752	153,752	—	153,752	—
Long term borrowings	9,559	9,559	—	9,559	—
Accrued Interest payable	448	448	—	448	—

	December 31, 2015 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$43,701	$43,701	$43,701	$—	$—
Loans receivable, net	1,147,035	1,153,976	—	—	1,153,976
Loans held for sale	8,112	8,397	—	8,397	—
Investment securities available for sale	194,706	194,706	3,000	191,706	—
Equity Securities at cost	4,942	4,942	—	4,942	—
Accrued interest receivable	3,815	3,815	—	908	2,907

Liabilities:
Deposits:
Non-interest-bearing	328,549	328,549	—	328,549	—
Interest bearing	907,331	908,356	—	908,356	—
Short term borrowings	107,557	107,557	—	107,557	—
Long term borrowings	9,593	9,593	—	9,593	—
Accrued Interest payable	417	417	—	417	—

9.SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the FHLB.

Securities Sold Under Agreements to Repurchase

To support the $27.3 million in repurchase agreements at June 30, 2016, we have provided collateral in the form of investment securities.  At June 30, 2016 we have pledged $35.5 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  We monitor collateral levels on a continuous basis.  We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels.  We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  We have the right to sell or re-pledge the investment securities.  For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement.  The repurchase agreements totaling $27.3 million mature daily and will remain fully collateralized until the account has been closed or terminated.

10.REGAL ACQUISITION

On December 4, 2015, Old Line Bancshares completed its acquisition of Regal, the parent company of Regal Bank, through the merger of Regal with and into Bancshares (the “Merger”).  The Merger was consummated pursuant to the Agreement and Plan of Merger dated as of August 5, 2015, by and between Old Line Bancshares and Regal, as amended (the “Merger Agreement”).  This acquisition facilitates Old Line Bank’s entry into the attractive markets of Baltimore County and Carroll County Maryland.

As a result of the Merger, each share of preferred stock of Regal was converted into the right to receive $2.00 in cash, and each share of common stock of Regal was converted into the right to receive, at the holder’s election, $12.68 in cash or 0.7718 shares of Old Line Bancshares’ common stock, provided that (i) cash was paid in lieu of any fractional shares of Old Line Bancshares common stock and (ii) no more than 59% of the total consideration paid in the merger could consist of cash.  As a result Old Line Bancshares issued approximately 230,640 shares of its common stock and paid approximately $2.9 million in cash in exchange for the shares of common stock and preferred stock of Regal in the Merger.  The aggregate Merger consideration was approximately $7.0 million as calculated pursuant to the Merger Agreement.

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

Our primary business is to own all of the capital stock of Old Line Bank.  We also have an approximately $430 thousand investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (Pointer Ridge).  We own 62.5% of Pointer Ridge.  Frank Lucente, one of our directors and a director of Old Line Bank, controls 12.5% of Pointer Ridge and controls the manager of Pointer Ridge.  The purpose of Pointer Ridge is to acquire, own, hold for profit, sell, assign, transfer, operate, lease, develop, mortgage, refinance, pledge and otherwise deal with real property located at the intersection of Pointer Ridge Road and Route 301 in Bowie, Maryland.  Pointer Ridge owns a commercial office building containing approximately 40,000 square feet and leases this space to tenants.  We lease approximately 98% of this building for our main office and operate a branch of Old Line Bank from this address.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A (“MB&T”), on May 10, 2013, we acquired WSB Holdings, Inc. (WSB Holdings), the parent company of The Washington Savings Bank, F.S.B. (“WSB”) and on December 4, 2015, we acquired Regal Bancorp, (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”).  These acquisitions created the third largest independent commercial bank based in Maryland, with assets of more than $1.5 billion and with 23 full service branches serving eight counties at the time of the Regal acquisition.

Summary of Recent Performance and Other Activities

Net loans held-for-investment increased $95.0 million, or 8.28%, and deposits grew $27.0 million, or 2.19% during the six months ended June 30, 2016.   Net income available to common stockholders increased $530 thousand, or 20.38%, to $3.1 million for the three months ended June 30, 2016, compared to $2.6 million for the three months ended June 30, 2015.  Earnings were $0.29 per basic and $0.28 per diluted common share for the three months ended June 30, 2016 and $0.25 per basic and $0.24 per diluted common share for the same period in 2015.  The increase in net income is primarily the result of a $1.8 million increase in net interest income and a $1.1 million increase in non-interest income, offsetting a $1.8 million increase in non-interest expenses and a $214 thousand increase in the provision for loan losses.  Net income included $302 thousand in merger-related expenses and $393 thousand in severance payments.  The severance payments were the result of a strategic reduction of staff.  The merger-related expenses are in connection with the Company’s acquisition of Regal in December 2015.

Net income available to common stockholders was $5.3 million for the six months ended June 30, 2016, compared to $5.4 million for the same six month period last year, a decrease of $73 thousand, or 1.36%.  Earnings were $0.49 per basic and $0.48 per diluted common share for the six months ended June 30, 2016 compared to $0.50 per basic and $0.49 per diluted common share for the same period last year.  The decrease in net income is primarily the result of an increase of $3.7 million in non-interest expenses, offsetting increases of $3.0 million, or 13.06%, in net interest income and $1.2 million, or 37.89%, in non-interest income.  Net income included $393 thousand for severance payments and $661 thousand in merger-related expenses in connection with the Company’s acquisition of Regal.

The following highlights contain additional financial data and events that have occurred during the three and six month periods ended June 30, 2016:

•

Net loans held-for-investment increased $66.2 million, or 5.63%, and $95.0 million, or 8.28%, respectively, during the three and six months ended June 30, 2016, to $1.2 billion at June 30, 2016, compared to $1.1 billion at December 31, 2015, as a result of organic growth within our market area.  Average gross loans increased $211.3 million, or 21.07%, to $1.2 billion for the three month period ending June 30, 2016 compared to $1.0 billion during the three months ended June 30, 2015.  Average gross loans for the six month period increased $214.5 million, or 21.91%, to $1.2 billion compared to $979 million for the six month period ended June 30, 2015.  The growth in average loans during the six month period this year compared to the same period last year includes approximately $88.8 million in loans acquired in the Regal merger.

•	Total assets increased $79.9 million, or 5.29%, since December 31, 2015.
•

Net income available to common stockholders increased 20.38% to $3.1 million, or $0.29 per basic and $0.28 per diluted share, for the three month period ending June 30, 2016, from $2.6 million, or $0.25 per basic and $0.24 per diluted share, for the second quarter of 2015.  Net income available to common stockholders decreased $73 thousand or 1.36% to $5.3 million, or $0.49 per basic and $0.48 per diluted share, for the six month period ending June 30, 2016, from $5.4 million, or $0.50 per basic and $0.49 per diluted share, for the six months ending June 30, 2015.

•

The net interest margin during the three months ended June 30, 2016 was 3.85% compared to 4.01% for the same period in 2015.  Total yield on interest earning assets decreased to 4.32% for the three months ending June 30, 2016, compared to 4.42% for the same three month period last year.  Interest expense as a percentage of total interest-bearing liabilities was 0.61% for the three months ended June 30, 2016 compared to 0.54% for the same period of 2015.

•

The net interest margin during the six months ended June 30, 2016 was 3.85% compared to 4.16% for the same period in 2015.  Total yield on interest earning assets decreased to 4.31% for the six months ending June 30, 2016, compared to 4.55% for the same six month period last year.  Interest expense as a percentage of total interest-bearing liabilities was 0.60% for the six months ended June 30, 2016 compared to 0.52% for the same period of 2015.

•

The second quarter of 2016 return on average assets (ROAA) and return on average equity (ROAE) were 0.81% and 8.63%, respectively, compared to ROAA and ROAE of 0.80% and 7.58%, respectively, for the second quarter of 2015.

•	The ROAA and ROAE were 0.69% and 7.41%, respectively, for the six months ended June 30, 2016 compared to ROAA and ROAE of 0.85% and 7.82%, respectively, for the six months ending June 30, 2015.
•

In June 2016, management conducted an organizational review that identified areas of job overlap as well as areas requiring improved staffing efficiencies.   As a part of this process several departments were identified for small strategic reductions in force in order to maintain competitive efficiency levels. The analysis resulted in the elimination of a limited number of positions with an aggregate quarterly savings in salaries, benefits and taxes of approximately $285 thousand.  These savings will be realized beginning in the third quarter of 2016.  Approximately $393 thousand of severance was accrued in the second quarter in conjunction with these actions.

•

The Company ended the second quarter of 2016 with a book value of $13.77 per common share and a tangible book value of $12.50 per common share compared to $13.31 and $12.00, respectively, at December 31 2015.

•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three and six month periods ended June 30, 2016 compared to same periods in 2015 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change

Net income available to common stockholders	$3,131	$2,601	$530	20.38%
Interest income	14,614	12,352	2,262	18.31
Interest expense	1,638	1,181	457	38.70
Net interest income before provision for loan losses	12,976	11,171	1,805	16.16
Provision for loan losses	300	86	214	248.84
Non-interest income	2,564	1,504	1,060	70.48
Non-interest expense	10,553	8,793	1,760	20.02
Average total loans	1,214,193	1,002,896	211,297	21.07
Average interest earning assets	1,402,850	1,161,092	241,758	20.82
Average total interest bearing deposits	916,952	765,328	151,624	19.81
Average non-interest bearing deposits	313,709	269,427	44,282	16.44
Net interest margin	3.85%	4.01%		(3.99)
Return on average equity	8.63%	7.58%		13.85
Basic earnings per common share	$0.29	$0.25	$0.04	16.00
Diluted earnings per common share	0.28	0.24	0.04	16.67

	Six months ended June 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change

Net income available to common stockholders	$5,282	$5,355	$(73)	(1.36)%
Interest income	28,772	24,860	3,912	15.74
Interest expense	3,184	2,227	957	42.97
Net interest income before provision for loan losses	25,588	22,633	2,955	13.06
Provision for loan losses	1,079	647	432	66.77
Non-interest income	4,547	3,298	1,249	37.87
Non-interest expense	21,177	17,446	3,731	21.39
Average total loans	1,193,476	979,017	214,459	21.91
Average interest earning assets	1,385,537	1,140,138	245,399	21.52
Average total interest bearing deposits	912,731	769,063	143,668	18.68
Average non-interest bearing deposits	319,979	266,306	53,673	20.15
Net interest margin	3.85%	4.16%		(7.45)
Return on average equity	7.41%	7.82%		(5.24)
Basic earnings per common share	$0.49	$0.50	$(0.01)	(2.00)
Diluted earnings per common share	0.48	0.49	(0.01)	(2.04)

Strategic Plan

We have based our strategic plan on the objective of enhancing stockholder value and growth through branching and operating profits.  Our short term goals include continuing the growth of the loan and deposit portfolios, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value.  During the past few years, we have expanded organically in Montgomery County and both organically and through acquisitions in Baltimore, Carroll, Charles, Prince George’s and Anne Arundel Counties, Maryland.

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

Although the current economic and regulatory climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in suburban Maryland, resulting in increased penetration into the Charles, Prince George’s, Anne Arundel, St. Mary’s and Montgomery County markets as well as expansion into the Baltimore County and Carroll County.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that international concerns, including slowing growth in China’s economy and Great Britain’s planned exit from the European Union, and the growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

If the Board of Governors of the Federal Reserve System maintains the federal funds rate at or near current levels and the economy remains stable, we believe that we can continue to grow total loans and can grow deposits during the remainder of 2016.  We also believe that we will be able to maintain a strong net interest margin during the remainder of 2016.  As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will continue to increase during the second half of 2016, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and other operating expenses will continue to be higher during 2016 than they were in 2015 due to the additional staff resulting from the Regal acquisition.  We will continue to look for opportunities to reduce expenses as we did pursuant to the organizational review we conducted this year that identified areas of job overlap as well as areas requiring improved staffing efficiencies which resulted in the elimination of a limited number of positions.  Similarly, we recently announced plans to close three branches that had branches that have other Old Line Bank branches within close proximity of their locations.

We believe with our existing and planned branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on continuing to improve earnings per share and enhance stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2015, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans.  There have been no material changes in our critical accounting policies during the six months ended June 30, 2016.

Results of Operations for the Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015.

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

Net interest income before provision for loan losses for the three months ended June 30, 2016 increased $1.8 million, or 16.15%, to $13.0 million from $11.2 million for the same period in 2015.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting primarily from an increase in the volume of our average loans partially offset by a decrease in the yield on the loan portfolio, as well as an increase in interest expense resulting from an increase in the average rate on and, to a lesser extent, the average balance of, our interest-bearing liabilities, all as discussed further below.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $2.3 million, or 18.31%, to $14.6 million during the three months ended June 30, 2016 compared to $12.4 million during the three months ended June 30, 2015, primarily as a result of a $2.0 million increase in interest and fees on loans.  The increase in interest and fees on loans is the result of a $211.3 million increase in our average loans for the three months ended June 30, 2016 compared to the same period in 2015 as a result of strong organic loan growth and, to a lesser extent, the acquisition of Regal Bank, partially offset by a decrease in the average yield on loans.  The average yield on the loan portfolio decreased to 4.57% for the three months ended June 30, 2016 from 4.70% during the three months ended June 30, 2015 due to lower yields on new loans and re-pricing in the loan portfolio.  The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans.  Payoffs during the three months ended June 30, 2016 contributed a 4 basis point increase in interest income, as compared to 1 basis point for the three months ending June 30, 2015.  In addition, a $216 thousand increase in interest earned on investment and other securities also impacted total interest income for the 2016 period.  This increase was primarily related to increases in the interest earned on mortgage backed and municipal securities due to increases in the average balances of these securities, partially offset by a 54 basis point decrease in the yield on the municipal securities.

Total interest expense increased $457 thousand, or 38.66%, to $1.6 million during the three months ended June 30, 2016 from $1.2 million for the same period in 2015, as a result of the increases in the average rate paid on and, to a lesser extent, the average balance of interest bearing liabilities.  The average rate paid on interest bearing deposits increased to 0.57% during the three months ended June 30, 2016 from 0.54% the same three month period last year, primarily as a result of higher rates paid on time deposits acquired in the Regal acquisition. The average interest rate paid on all interest bearing liabilities increased to 0.61% during the three months ended June 30, 2016 compared to 0.54% during the three months ended June 30, 2015, due to higher rates paid on our borrowings, which includes the interest paid on our trust preferred securities, and to a lesser extent, the increase in the average rate paid on deposits.  The fair value accretion recorded on acquired deposits also affects interest expense.  The benefit from accretion on such deposits increased by one basis point as compared to the same three month period of 2015.

The average balance of interest bearing liabilities increased $200.0 million, or 22.65%, to $1.1 billion for the three months ended June 30, 2016 from $882.9 million for the three months ended June 30, 2015, as a result of increases of $151.6 million, or 19.82%, in our average interest bearing deposits and $48.3 million, or 41.12%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is primarily due to the deposits acquired in the Regal acquisition and, to a lesser extent, organic deposit growth.  The increase in our average borrowings is due to the use of short term Federal Home Loan Bank advances to fund new loan originations.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $44.3 million to $313.7 million for the three months ended June 30, 2016, compared to $269.4 million for the three months ended June 30, 2015.

Our net interest margin decreased to 3.85% for the three months ended June 30, 2016 from 4.01% for the three months ended June 30, 2015.  The yield on average interest earning assets decreased 10 basis points for the period from 4.42% for the quarter ended June 30, 2015 to 4.32% for the quarter ended June 30, 2016 due to the decrease on the yield on our loan portfolio, and the average rate paid on our interest-bearing liabilities increased seven basis points as discussed above.

During the three months ended June 30, 2016 and 2015, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $132 thousand for the three months ended June 30, 2016, as compared to the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended June 30,
	2016		2015
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$(479)	—%	$(3,114)	—%
Mortgage loans	127,100	0.04	35,386	0.01
Consumer loans	10,963	—	4,298	—
Interest bearing deposits	68,569	0.02	37,677	0.01
Total accretion (amortization)	$206,153	0.06%	$74,247	0.02%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact.  The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended June 30, 2016 and 2015, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2016			2015
	Average		Yield/	Average		Yield/
Three months ended June 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$327,683	$379	0.47%	$—	$—	—%
Interest bearing deposits (1)	1,520,554	3	—	914,076	190	0.08
Investment securities (1)(2)
U.S. Treasury	2,997,364	5,285	0.71	3,000,450	2,799	0.37
U.S. government agency	23,454,182	90,625	1.55	39,550,224	140,387	1.42
Mortgage backed securities	104,087,876	494,145	1.91	73,110,402	350,544	1.92
Municipal securities	55,881,307	591,467	4.26	41,079,942	491,891	4.80
Other equity securities	6,231,432	97,728	6.31	5,117,703	45,569	3.57
Total investment securities	192,652,161	1,279,250	2.67	161,858,721	1,031,190	2.56
Loans(1)
Commercial	145,376,806	1,458,969	4.04	136,097,742	1,312,704	3.87
Mortgage real estate	1,061,962,806	12,236,782	4.63	857,687,731	10,311,174	4.82
Consumer	6,853,629	87,168	5.12	9,110,583	128,665	5.66
Total loans	1,214,193,241	13,782,919	4.57	1,002,896,056	11,752,543	4.70
Allowance for loan losses	5,844,078	—		4,576,511	—
Total loans, net of allowance	1,208,349,163	13,782,919	4.59	998,319,545	11,752,543	4.72
Total interest earning assets(1)	1,402,849,561	15,062,551	4.32	1,161,092,342	12,783,923	4.42
Non-interest bearing cash	43,063,212			37,463,216
Premises and equipment	36,183,279			33,865,762
Other assets	73,789,163			65,683,005
Total assets(1)	1,555,885,215			1,298,104,325
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	102,310,829	30,739	0.12	91,333,862	27,645	0.12
Money market and NOW	381,648,262	227,643	0.24	303,598,740	160,017	0.21
Time deposits	432,992,550	1,050,997	0.98	370,395,193	833,898	0.90
Total interest bearing deposits	916,951,641	1,309,379	0.57	765,327,795	1,021,560	0.54
Borrowed funds	165,943,308	328,613	0.80	117,595,112	159,707	0.54
Total interest bearing liabilities	1,082,894,949	1,637,992	0.61	882,922,907	1,181,267	0.54
Non-interest bearing deposits	313,709,097			269,427,296
	1,396,604,046			1,152,350,203
Other liabilities	13,171,739			7,866,395
Non-controlling interest	257,582			252,293
Stockholders’ equity	145,851,848			137,635,434
Total liabilities and stockholders’ equity	$1,555,885,215			$1,298,104,325
Net interest spread(1)			3.71			3.88
Net interest margin(1)		$13,424,559	3.85%		$11,602,656	4.01%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the three months ended June 30, 2016 and 2015.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended June 30,
	2016 compared to 2015
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$379	$—	$—
Interest bearing deposits	(187)	(368)	181
Investment Securities(1)
U.S. treasury	2,486	2,491	(5)
U.S. government agency	(49,762)	30,431	(80,193)
Mortgage backed securities	143,601	(11,075)	154,676
Municipal securities	99,576	(143,288)	242,864
Other	52,159	48,692	3,467
Loans:(1)
Commercial	146,265	102,752	43,513
Mortgage	1,925,608	(1,220,972)	3,146,580
Consumer	(41,497)	(25,524)	(15,973)
Total interest revenue (1)	2,278,628	(1,216,861)	3,495,110

Interest bearing liabilities
Savings	3,094	(702)	3,796
Money market and NOW	67,626	45,486	22,140
Time deposits	217,099	141,042	76,057
Borrowed funds	168,906	138,023	30,883
Total interest expense	456,725	323,849	132,876

Net interest income(1)	$1,821,903	$(1,540,710)	$3,362,234

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

Provision for Loan Losses.  The provision for loan losses for the three months ended June 30, 2016 was $300 thousand, an increase of $214 thousand, or 250.23% compared to $86 thousand for the three months ended June 30, 2015.  This increase is primarily the result of an increase in our loan held-for-investment portfolio and an increase in our reserves on specific loans.

Management identified probable losses in the loan portfolio and recorded charge-offs of $9 thousand for the three months ended June 30, 2016 compared to $359 thousand for the three months ended June 30, 2015.   Recoveries of $22 thousand were recognized for the three months ending June 30, 2016 compared to $73 thousand for the same three month period in 2015.

The allowance for loan losses to gross loans held-for-investment was 0.48% and 0.43%, and allowance for loan losses to non-accrual loans was 75.49% and 83.31%, at June 30, 2016 and December 31, 2015, respectively.  The increase in the allowance for loan losses as a percentage of gross loans held-for-investment was the result of the increase in the loan portfolio balance and in our classified substandard and special mention loans within our Legacy loan portfolio.  The decrease in the allowance for loan losses to non-accrual loans is primarily the result of an increase in the amount of non-accrual loans in the 2016 period as a result of one legacy commercial real estate hospitality loan for $1.3 million and six additional acquired non-accrual loans totaling $1.0 million, primarily one commercial loan and one commercial real estate lot loan, partially offset by an increase of $300 thousand in the allowance.

Non-interest Income.  Non-interest income totaled $2.6 million for the three months ended June 30, 2016, an increase of $1.1 million, or 70.41%, from the corresponding period of 2015 amount of $1.5 million.

The following table outlines the amounts of and changes in non-interest income for the three month periods.

	Three months ended
	June 30,
	2016	2015	$ Change	% Change
Service charges on deposit accounts	$433,498	$441,382	$(7,884)	(1.79)
Gain on sale of investment securities	823,214	3,924	819,290	20878.95%
Earnings on bank owned life insurance	282,358	249,421	32,937	13.21%
Rental income	208,556	209,568	(1,012)	(0.48)
Gain/(loss) on sale of assets	22,784	—	22,784	100.00%
Income on marketable loans	587,030	484,635	102,395	21.13%
Other fees and commissions	206,244	115,460	90,784	78.63%
Total non-interest revenue	$2,563,684	$1,504,390	$1,059,294	70.41%

Non-interest income increased during the 2016 period primarily as a result of increases in gains on sale of investment securities, income on marketable loans, earnings on bank owned life insurance and other fees and commissions.

During the three months ended June 30, 2016, gain on the sale of investment securities of $823 thousand resulted from the re-positioning of our investment portfolio pursuant to which we sold approximately $74.5 million of our lowest yielding securities, resulting in the gain.    All the net proceeds of these transactions were used to purchase new investment securities.  There were no sales of investment securities for the three months ending June 30, 2015.  The $4 thousand gain on sale of investment securities during the second quarter last year reflects the remaining discount/accretion on called bonds during the quarter.

Income on marketable loans consists of gain on the sale of loans and any fees we receive in connection with such sales.  Income on marketable loans increased $102 thousand during the three months ended June 30, 2016 compared to the same period last year primarily due to gains recorded on the sale of marketable loans as a result of an increased number of loans sold into the secondary market and higher premiums received on such loans, offsetting the impact from the smaller dollar volume of loans sold. The residential mortgage division originated loans aggregating $22.3 million in the secondary market during the second quarter of 2016 compared to $31.0 million for the same period last year.

Other fees and commissions increased primarily related to other loan fees, primarily commission fees to renew lines of credit.

The increase in earnings on bank owned life insurance is due to the bank owned life insurance we acquired in the Regal acquisition.

Non-interest Expense.  Non-interest expense increased $1.8 million, or 20.01%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended
	June 30,
	2016	2015	$ Change	% Change
Salaries and benefits	$5,472,638	$4,331,572	$1,141,066	26.34
Occupancy and equipment	1,647,490	1,338,660	308,830	23.07
Data processing	383,689	367,190	16,499	4.49
FDIC insurance and State of Maryland assessments	285,630	251,993	33,637	13.35
Merger and integration	301,538	—	301,538	100
Core deposit premium	200,998	193,766	7,232	3.73
(Gain) loss on sale of other real estate owned	(48,099)	9,169	(57,268)	(624.58)
OREO expense	63,192	75,552	(12,360)	(16.36)
Director Fees	162,900	160,200	2,700	1.69
Network services	146,334	195,447	(49,113)	(25.13)
Telephone	201,141	160,901	40,240	25.01
Other operating	1,735,287	1,708,500	26,787	1.57
Total non-interest expenses	$10,552,738	$8,792,950	$1,759,788	20.01

Non-interest expenses increased quarter over quarter primarily as a result of increases in salaries and benefits, occupancy and equipment, and merger-related expenses, partially offset by a decline in network services and a gain on sale of other real estate owned properties compared to the 2015 period.  Salaries and benefits increased $1.1 million primarily as a result of additional staff due to our acquisition of Regal Bank, the addition of two commercial lending officers in the third quarter of 2015, two commercial lending officers in the first quarter of 2016, and the additional staff for our new Rockville locations that opened in November 2015 and June 2016.  Also included in salaries and benefits is severance expense of $393 thousand associated with a reduction in our operating staff, effective during the second quarter of 2016.  Occupancy and equipment increased $309 thousand as a result of the addition of the former Regal Bank branches and our new Rockville branches.  Merger-related expenses during the quarter ended June 30, 2016 consisted primarily of approximately $272 thousand in an employment contract payout associated with the Regal acquisition.  Telephone increased as a result of the additional branches acquired in the Regal acquisition and the opening our two new Rockville locations.  Offsetting the above increases, gain on the sale of other real estate owned was $48 thousand during the three month period ended June 30, 2016, which related to one property that we sold during the quarter compared to a net loss of $9 thousand on the sale of one other real estate property we sold during the same period of 2015.  Finally, network services costs decreased as a result of our transition from outsourced services to internal monitoring with respect to our information technology.

Income Taxes.  We had an income tax expense of $1.6 million (33.16% of pre-tax income) for the three months ended June 30, 2016 compared to an income tax expense of $1.2 million (31.48% of pre-tax income) for the same period in 2015.  The effective tax rate increased for the 2016 period due to an increase in our taxable income related to loan interest and a decline in interest on tax exempt municipal securities as a percentage of total pre-tax income, compared to the same period last year.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $3.1 million or $0.29 per basic and $0.28 per diluted common share for the three month period ending June 30, 2016 compared to $2.6 million, or $0.25 per basic and $0.24 per diluted common share, for the same period in 2015.  The increase in net income is primarily the result of the $1.8 million increase in net interest income, and $1.1 million increase in non-interest income, offsetting the increases of $1.8 million in non-interest expenses and $214 thousand in the provision for loan losses.

Results of Operations for the six months ended June 30, 2016 compared to six months ended June 30, 2015.

Net Interest Income.  Net interest income before provision for loan losses for the six months ended June 30, 2016 increased $3.0 million or 13.06% to $25.6 million from $22.6 million for the same period in 2015.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was primarily the result of an increase in total interest income resulting from an increase in average interest earning assets, partially offset by a decrease in yield on such assets and an increase in both the volume and rate on our interest bearing liabilities.  Average interest earning assets compared to the same six month period last year increased $245.4 million primarily due to organic loan growth and to a lesser extent, the acquisition of Regal Bank, partially offset by a decrease in the average yield on loans. A competitive rate environment and re-pricing of our loan portfolio resulted in decreases in the yield on interest earning assets to 4.31% during the six months ended June 30, 2016, compared to 4.55% for the six months ended June 30, 2015.  Average interest-bearing liabilities increased $196.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The rate on such liabilities increased to 0.57% for the 2016 period compared to 0.52% for the same six month period in 2015.   We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a strong net interest margin.

The net effect of fair value accretion/amortization on acquired loans affects the net interest income, primarily due to payoffs on such acquired loans.  Payoffs during the six months ended June 30, 2016 contributed an 11 basis point increase in the yield on earning assets, as compared to 11 basis points for the six months ending June 30, 2015.  The fair value accretion recorded on acquired deposits affects interest expense.  The benefit from accretion on such deposits increased by four basis points as compared to the same six month period of 2015.

Total interest income increased $3.9 million, or 15.74%, to $28.8 million during the six months ended June 30, 2016 compared to $24.9 million during the six months ended June 30, 2015, primarily as a result of the $3.5 million increase in interest and fees on loans.  The increase in interest and fees on loans is the result of a $214.5 million increase in our average loans for the six months ended June 30, 2016 compared to the same period in 2015, resulting from organic loan growth and, to a lesser extent, the Regal acquisition, partially offset by a decrease in the average yield on loans. The average yield on net loans decreased to 4.56% for the six months ended June 30, 2016 from 4.86% during the six months ended June 30, 2015, due to lower yields on new loans and re-pricing in the loan portfolio as a result of the continuing competitive rate environment  In addition, the $489 thousand increase in interest earned on investment securities during the six months ended June 30, 2016 compared to the same period last year also contributed to the increase in interest income during the 2016 period. This increase is a result of increases in both the average balance of investment securities and the average yield on these assets.  The average balance of investment securities increased by $31.1 million, or 18.92%, to $195.3 million during the six months ended June 30, 2016 from $164.2 million during the same period last year, and the average yield increased to 2.68% during the six months ended June 30, 2016 from 2.60% during the same period in 2015 due to an increase in our U.S. Treasuries, U.S. government agencies, MBS. And other investment securities, offsetting the decrease in the municipal bond portfolio  Also, during the six months ending June 30, 2016, we sold investment securities that had longer durations, as part of managing our interest rate risk, and used the proceeds from such sales to purchase mortgage-backed securities and municipal bond with slightly higher book yields.  There were no such sales during the six months ended June 30, 2015.

Accretion on acquired loans also contributed to the increase in interest income, as described above.

Total interest expense increased $957 thousand, or 42.98%, to $3.2 million during the six months ended June 30, 2016 from $2.2 million for the same period in 2015, as a result of the increase in the average rate paid on interest bearing liabilities and, to a lesser extent, an increase in the average balance of such liabilities.  The average interest rate paid on all interest bearing liabilities increased to 0.60% during the six months ended June 30, 2016 compared to 0.52% during the six months ended June 30, 2015, primarily as a result of an increase in the average rate paid on time deposits and borrowings.  The average rate paid on our time deposits increased to 0.96% during the six months ended June 30, 2016 from 0.86% during the same period last year and the average rate on our borrowings increased to 0.82% for the six months ending June 30, 2016 compared to 0.62% for the same six month period last year.  The average balance of interest bearing liabilities increased $196.1 million or 22.69% to $1.1 billion during the six months ended June 30, 2016 from $864.3 million during the six months ended June 30, 2015, as a result of an increase in the average balance of our interest bearing deposits and, to a lesser extent, our borrowings.  The increase in our average interest bearing deposits is primarily due to the deposits acquired in the Regal acquisition and, to a lesser extent, organic deposit growth.  Borrowings increased due to liquidity needed to fund the increase of $214.5 million in our average loan portfolio.

Our net interest margin was 3.85% for the six months ended June 30, 2016 compared to 4.16% for the six months ended June 30, 2015.  The yield on average interest earning assets decreased 24 basis points during the period from 4.55% for the six months ended June 30, 2015 to 4.31% for the six months ended June 30, 2016. Re-pricing in the loan portfolio and lower average yields on new loans caused the average loan yield, and hence the average yield on interest earning assets, to decline.

During the six months ended June 30, 2016 and 2015, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which contributed to the $517 thousand of total accretion recorded during the six months ended June 30, 2016 as compared to $721 thousand recorded during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The benefit of accretion on net interest margin decreased for the six months ending June 30, 2016 as compared to the six months ending June 30, 2015 primarily due to higher fair value accretion in 2016 on interest bearing deposits acquired in the Regal acquisition offsetting the decrease in accretion on loans.  We expect that the impact of accretion will continue to decline as time elapses from the acquisition dates.  The accretion impacted the yield on loans and increased the net interest margin during these periods as follows:

	Six months ended June 30,
	2016		2015
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$26,925	—%	$5,576	—%
Mortgage loans	306,650	0.04	624,653	0.11
Consumer loans	22,516	—	15,689	—
Interest bearing deposits	161,402	0.02	74,940	0.01
Total accretion	$517,493	0.06%	$720,858	0.12%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the six months ended June 30, 2016 and 2015, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2016			2015
	Average		Yield/	Average		Yield/
Six months ended June 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$644,457	$1,509	0.47%	$138,801	$362	0.53%
Interest bearing deposits	1,549,022	11	—	1,273,003	11	—
Investment securities (1)(2)
U.S. Treasury	3,006,641	9,285	0.62	3,000,538	5,572	0.37
U.S. government agency	29,694,920	223,604	1.51	39,699,617	281,432	1.43
Mortgage backed securities	102,632,817	1,007,450	1.97	74,789,433	723,554	1.95
Municipal securities	53,748,864	1,166,576	4.36	41,572,234	996,770	4.84
Other equity securities	6,231,432	199,207	6.43	5,185,211	110,268	4.29
Total investment securities	195,314,674	2,606,122	2.68	164,247,033	2,117,596	2.60
Loans(1)
Commercial	144,593,771	2,905,008	4.04	136,663,909	2,648,341	3.91
Mortgage real estate	1,041,826,785	23,993,295	4.63	832,998,433	20,683,163	5.01
Consumer	7,055,492	180,515	5.15	9,354,867	271,625	5.86
Total loans	1,193,476,048	27,078,818	4.56	979,017,209	23,603,129	4.86
Allowance for loan losses	5,447,403	—		4,537,841	—
Total loans, net of allowance	1,188,028,645	27,078,818	4.58	974,479,368	23,603,129	4.88
Total interest earning assets(1)	1,385,536,798	29,686,460	4.31	1,140,138,205	25,721,098	4.55
Non-interest bearing cash	43,437,395			36,062,528
Premises and equipment	36,172,478			34,118,569
Other assets	72,086,270			66,614,782
Total assets(1)	1,537,232,941			1,276,934,084
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	100,253,407	60,371	0.12	90,346,169	54,388	0.12
Money market and NOW	377,385,565	452,838	0.24	315,068,141	321,199	0.21
Time deposits	435,091,908	2,066,603	0.96	363,648,231	1,556,929	0.86
Total interest bearing deposits	912,730,880	2,579,812	0.57	769,062,541	1,932,516	0.51
Borrowed funds	147,692,134	604,272	0.82	95,282,146	294,423	0.62
Total interest bearing liabilities	1,060,423,014	3,184,084	0.60	864,344,687	2,226,939	0.52
Non-interest bearing deposits	319,978,869			266,305,809
	1,380,401,883			1,130,650,496
Other liabilities	13,151,052			8,011,171
Non-controlling interest	256,956			255,267
Stockholders’ equity	143,423,050			138,017,150
Total liabilities and stockholders’ equity	$1,537,232,941			$1,276,934,084
Net interest spread(1)			3.71			4.03
Net interest margin(1)		$26,502,376	3.85%		$23,494,159	4.16%

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

The following table describes the impact on our interest revenue and expense resulting from changes in average balances and average rates for the six months ended June 30, 2016 and 2015.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Six months ended June 30,
	2016 compared to 2015
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$1,147	$(42)	$1,189
Interest bearing deposits	—	(2)	2
Investment Securities(1)
U.S. treasury	3,713	3,702	11
U.S. government agency	(57,828)	16,080	(73,908)
Mortgage backed securities	283,896	8,761	275,135
Municipal securities	169,806	(89,218)	259,024
Other	88,939	52,397	36,542
Loans:(1)
Commercial	256,667	(129,294)	385,961
Mortgage	3,310,132	(2,679,236)	5,989,368
Consumer	(91,110)	(33,077)	(58,033)
Total interest revenue (1)	3,965,362	(2,849,929)	6,815,291

Interest bearing liabilities
Savings	5,983	(129)	6,112
Money market and NOW	131,639	61,573	70,066
Time deposits	509,674	179,023	330,651
Borrowed funds	309,849	114,065	195,784
Total interest expense	957,145	354,532	602,613

Net interest income(1)	$3,008,217	$(3,204,461)	$6,212,678

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

Provision for Loan Losses.  The provision for loan losses for the six months ended June 30, 2016 was $1.1 million, an increase of $431 thousand compared to $647 thousand for the six months ended June 30, 2015.  Management identified probable losses in the loan portfolio and recorded charge-offs of $14 thousand for the six months ended June 30, 2016, compared to $598 thousand for the six months ended June 30, 2015.  Recoveries were $44 thousand for the six months ended June 30, 2016 compared to $105 thousand for the comparable six months in 2015.

The increase in our provision for loan losses during the six months ended June 30, 2016 compared to the same period last year is due to the increase in our loans held-for-investment portfolio and an increase in our reserves on specific loans.  The reserves on specific loans increased primarily due to loans to one large commercial borrower, consisting of two commercial real estate loans totaling $2.5 million and 21 commercial and industrial loans totaling $1.0 million.  These loans are classified as impaired and we believe that they have been adequately reserved for at June 30, 2016.

The allowance for loan losses to gross loans held-for-investment was 0.48% and 0.43%, and the allowance for loan losses to non-accrual loans was 75.49% and 83.31%, at June 30, 2016 and December 31, 2015, respectively.  The increase in the allowance for loan losses to gross loans held-for-investment is primarily due to the growth in our loan portfolio, substandard loans and our specific reserves on impaired loans.

Non-interest income.  Non-interest income totaled $4.5 million for the six months ended June 30, 2016, an increase of $1.2 million, or 37.89%, from the corresponding period of 2015 amount of $3.3 million.

The following table outlines the amounts of and changes in non-interest income for the six month periods.

	Six months ended
	June 30,
	2016	2015	$ Change	% Change
Service charges on deposit accounts	$844,835	$856,584	$(11,749)	(1.37)
Gain on sales or calls of investment securities	900,212	64,618	835,594	1,293.13
Earnings on bank owned life insurance	564,544	497,805	66,739	13.41
Gain/(loss) on disposal of assets	22,784	19,975	2,809	14.06
Rental income	417,135	418,348	(1,213)	(0.29)
Income on marketable loans	964,168	1,048,517	(84,349)	(8.04)
Other fees and commissions	833,659	391,979	441,680	112.68
Total non-interest revenue	$4,547,337	$3,297,826	$1,249,511	37.89

Non-interest income increased primarily as a result of increases of $836 thousand in gains on sales of investment securities, $442 thousand in other fees and commissions and $67 thousand in earnings on bank owned life insurance, partially offset by decreases of $84 thousand in income on marketable loans and $12 thousand in service charges on deposit accounts.

The increase in gain on sales of investment securities is the result of re-positioning our investment portfolio, pursuant to which we sold approximately $87.5 million of our lowest yielding investments resulting in a gain on investments of $900 thousand, compared to no sales of investment securities for the same six month period last year.  The proceeds were used to repurchase investment securities with a slightly higher book yield.  There were no sales of investment securities for the six months ending June 30, 2015, however, there were a total of five municipal bonds that were called and one agency security that matured for a total of $65 thousand in gains.

The increase in other fees and commissions during the 2016 period is primarily the result of a one-time incentive fee received for our check card program and commission fees to renew lines of credit.

The increase in earnings on bank owned life insurance is due to the bank owned life insurance we acquired in the Regal acquisition.

The decrease in income on marketable loans is the result of a decrease in the number of loans sold in the secondary market as compared to the same period last year.  The residential mortgage division originated $39.0 million of loans to be sold in the secondary market for the six months ending June 30, 2016 compared to $54.6 million for the same period last year.

Service charges on deposit accounts decreased as a result of lower overdraft and ATM fees compared to the same period last year.

Non-Interest Expense.  Non-interest expense increased $3.7 million or 21.39%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The following chart outlines the changes in non-interest expenses for the period.

	Six months ended
	June 30,
	2016	2015	$ Change	% Change
Salaries and benefits	$10,849,190	$8,510,468	$2,338,722	27.48
Occupancy and equipment	3,372,043	2,738,536	633,507	23.13
Data processing	781,481	719,250	62,231	8.65
FDIC insurance and State of Maryland assessments	520,914	500,886	20,028	4.00
Merger and integration	661,019	—	661,019	(100.00)
Core deposit premium	427,239	403,883	23,356	5.78
(Gain) loss on sale of other real estate owned	(52,307)	143,923	(196,230)	(136.34)
OREO expense	218,158	195,753	22,405	11.45
Director Fees	331,700	330,200	1,500	0.45
Network Services	283,230	377,110	(93,880)	(24.89)
Telephone	419,775	325,837	93,938	28.83
Other operating	3,364,815	3,200,245	164,570	5.14
Total non-interest expenses	$21,177,257	$17,446,091	$3,731,166	21.39

Non-interest expenses increased $3.7 million for the six month period ending June 30, 2016 compared to the same period of 2015, primarily as a result of increases in salaries and benefits, occupancy and equipment, merger and integration expenses, telephone and other operating expenses, partially offset by a gain on other real estate owned properties and a decrease in network services.  Salaries and benefits increased $2.3 million primarily as a result of additional staff due to the acquisition of Regal Bank, the addition of 4 new commercial lenders and the additional staff for our two new Rockville locations.  Also included in salaries and benefits is severance payments of $393 thousand associated with the strategic reduction in our operating staff.  Occupancy and equipment increased $634 thousand and telephone increased $94 thousand as a result of the additional branches acquired in the Regal Bank acquisition and the additional opening of our two new Rockville locations.  Merger and integration expenses include approximately $412 thousand in severance payments associated with merger-related staff reductions.  Telephone increased as a result of the additional branches acquired in the Regal acquisition and the opening our two new Rockville locations.  Other operating expenses increased primarily as result of increases in software expense, internet banking support, and audit and exam expenses.  Gain on the sale of other real estate properties increased $196 thousand as a result of recording a gain of $52 thousand for one property that sold during the six months ending June 30, 2016 compared to a net loss of $144 thousand on the sale of four other real estate properties sold during the same six month period last year.  Network services costs decreased as a result of our transition from outsourced services to internal monitoring with respect to our information technology.

Income Taxes.  We had income tax expense of $2.6 million (32.96% of pre-tax income) for the six months ended June 30, 2015 compared to income tax expense of $2.5 million (31.78% of pre-tax income) for the same period in 2015. Taxes were higher during the 2016 period primarily because income increased and the percentage of income related to tax-exempt securities was lower as compared to the same six months last year.

Net income available to common stockholders.  Net income available to common stockholders was $5.3 million or $0.49 per basic and $0.48 per diluted common share for the six month period ending June 30, 2016 compared to net income available to common stockholders of $5.4 million, or $0.50 per basic and $0.49 per diluted common share, for the same period in 2015.  The slight decrease in net income available to common stockholders for the 2016 period was primarily the result of the increases of $3.7 million in non-interest expenses and $431 thousand in the provision for loan losses, offsetting increases of $3.9 million in net interest income and $1.2 million in non-interest income.

Analysis of Financial Condition

Investment Securities.  Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, mortgage backed securities, and certain equity securities (recorded at cost), including Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Central Bankers Bank stock.

We have prudently managed our investment portfolio to maintain liquidity and safety. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  Although we will periodically sell a securities to reposition the portfolio, generally, we invest in securities for the yield they produce and not to profit from trading the securities. We continually evaluate our investment portfolio to ensure it is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in our portfolio.

The investment securities at June 30, 2016 amounted to $190.3 million, a decrease of $4.4 million, or 2.26%, from the December 31, 2015 amount of $194.7 million.  As outlined above, at June 30, 2016, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $1.7 million at June 30, 2016 (reflected as $1.0 million net of taxes) as compared to net unrealized gains of $63 thousand (reflected as $38 thousand net of taxes) at December 31, 2015.  The improvement in the value of the investment securities is due to a decrease in market interest rates, which resulted in an increase in bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio.  Net of allowance, unearned fees and origination costs, loans held for investment increased $95.0 million or 8.28% to $1.2 billion at June 30, 2016 from $1.1 billion at December 31, 2015.  The loan growth during the period was primarily due to new commercial real estate originations resulting from our enhanced presence in our market area.  Commercial real estate loans increased by $81.1 million, residential real estate loans increased by $11.0 million, commercial and industrial loans increased by $5.3 million and consumer loans decreased $1.3 million from their respective balances at December 31, 2015.  The decrease in our consumer loans is the result of loan pay-downs during the period.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans. Due to the recent acquisition of Regal Bank, our lending activity has expanded to include the Baltimore metropolitan areas.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	June 30, 2016			December 31, 2015
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$196,462,753	$53,384,974	$249,847,727	$193,909,818	$57,212,598	$251,122,416
Investment	358,365,721	54,714,414	413,080,135	298,434,087	57,749,376	356,183,463
Hospitality	118,939,670	10,843,261	129,782,931	91,440,548	10,776,561	102,217,109
Land and A&D	49,995,687	6,064,059	56,059,746	50,584,469	7,538,964	58,123,433
Residential Real Estate
First Lien-Investment	74,514,405	27,200,255	101,714,660	69,121,743	31,534,452	100,656,195
First Lien-Owner Occupied	47,761,829	49,471,539	97,233,368	37,486,858	52,204,717	89,691,575
Residential Land and A&D	38,453,812	5,493,403	43,947,215	35,219,801	6,578,950	41,798,751
HELOC and Jr. Liens	24,878,535	3,925,124	28,803,659	24,168,289	4,350,956	28,519,245
Commercial and Industrial	112,819,640	7,962,586	120,782,226	105,963,233	9,519,465	115,482,698
Consumer	5,386,911	171,324	5,558,235	6,631,311	243,804	6,875,115
	1,027,578,963	219,230,939	1,246,809,902	912,960,157	237,709,843	1,150,670,000
Allowance for loan losses	(5,702,857)	(316,066)	(6,018,923)	(4,821,214)	(88,604)	(4,909,818)
Deferred loan costs, net	1,226,619	—	1,226,619	1,274,533	—	1,274,533
	$1,023,102,725	$218,914,873	$1,242,017,598	$909,413,476	$237,621,239	$1,147,034,715

(1)

As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, and Regal, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB and Regal Bank (acquired).

Bank owned life insurance.  At June 30, 2016, we have invested $37.1 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T, and former officers of WSB and Regal Bank.  This represents a $476 thousand increase from December 31, 2015 as a result of interest earned on these policies. Earnings on bank owned life insurance were $565 thousand offset by an expense of $89 thousand in expenses associated with the policies.

Deposits.  The deposit portfolio increased $27.0 million, or 2.19%, during the six month period ending June 30, 2016, to $1.3 billion at June 30 2016 compared to $1.2 billion at December 31, 2015.  The deposit increase was comprised of a $42.1 million, or 4.64%, increase in interest bearing deposits, offsetting a decrease of $15.1 million, or 4.60%, in non-interest bearing deposits.

The following table outlines the changes in interest bearing deposits:

	June 30,	December 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$449,118	$443,463	$5,655	1.28%
Interest bearing checking	396,795	367,239	29,556	8.05
Savings	103,538	96,629	6,909	7.15
Total	$949,451	$907,331	$42,120	4.64%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At June 30, 2016, we had $39.9 million in CDARS and $106.3 million in money market accounts through Promontory’s reciprocal deposit program compared to $43.5 million and $97.0 million, respectively, at December 31, 2015.  During 2013, we acquired $18.0 million in brokered certificates of deposit in the WSB acquisition.  At December 31, 2015, the balance of brokered deposits was $14.0 million.   During the six months ending June 30, 2016, $5.4 million of brokered certificate of deposits matured and brought the remaining balance of our brokered deposits at June 30, 2016 to $8.6 million.  This balance will continue to decrease as brokered certificates of deposit mature.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings.  Short-term borrowings consist of short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand and are secured by investments.  At June 30, 2016, we had $126.5 million outstanding in short term FHLB borrowings, compared to $74.0 million at December 31, 2015.  At June 30, 2016 and December 31, 2015, we had no unsecured promissory notes and $27.3 million and $33.5 million, respectively, in secured promissory notes.

Long-term borrowings consist of a promissory note related to Pointer Ridge for which we have guaranteed to the lender payment of up to 62.50% of the loan payment plus any costs the lender incurs resulting from any omissions or alleged acts by Pointer Ridge.  The outstanding balance on such promissory note was $5.8 million and $5.9 million, respectively, at June 30, 2016 and December 31, 2015. The note has a 10 year fixed interest rate of 6.28% and matures on September 5, 2016.  Also included in long-term borrowings are trust preferred subordinated debentures we acquired in the Regal acquisition, which consist of two trusts - Trust 1 in the amount of $4.0 million (fair value adjustment of $1.6 million) maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment of $1.3 million) maturing in 2035.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On June 30, 2016, we had $32.1 million in cash and due from banks, $1.2 million in interest bearing accounts, and $353 thousand in federal funds sold.  As of December 31, 2015, we had $40.2 million in cash and due from banks, $1.1 million in interest bearing accounts, and $2.3 million in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the three months ended June 30, 2016.  Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at June 30, 2016.  In addition, Old Line Bank has available lines of credit, including overnight federal funds of $28.5 million and repurchase agreements of $5.0 million from its correspondent banks, totaling $33.5 million at June 30, 2016.  Old Line Bank has an additional secured line of credit from the FHLB of $454.8 million at June 30 2016.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $172.8 million in lendable collateral value for FHLB borrowings.  We may increase availability by providing additional collateral.  Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $27.3 million in repurchase agreements.

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

The phase-in period for the final rules became effective for Old Line Bancshares and Old Line Bank on January 1, 2015, with full compliance with all of the final rule requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019.  As of June 30, 2016, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the new rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect decreases of $1.0 million and $1.7 million, respectively, which represents unrealized gains (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $6.0 million for the general loan loss reserve during the six months ended June 30, 2016.

As of June 30, 2016, Old Line Bank met all capital adequacy requirements to be considered well capitalized.  There were no conditions or events since the end of the second quarter of 2016 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at June 30, 2016.

			Minimum capital		To be well
	Actual		adequacy		capitalized
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$131,728	9.98%	$59,409	4.5%	$85,813	6.5%
Total capital (to risk weighted assets)	$138,011	10.45%	$105,616	8%	$132,019	10%
Tier 1 capital (to risk weighted assets)	$131,728	9.98%	$79,212	6%	$105,616	8%
Tier 1 leverage (to average assets)	$131,728	8.60%	$61,291	4%	$76,613	5%

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of its outstanding common stock.  As of June 30, 2016, 339,237 shares have been repurchased at an average price of $15.73 per share.  The repurchased shares have been returned to the status of authorized but unissued shares. We have repurchased shares for a total cost of approximately $5.3 million since the board of directors authorized such transactions.

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

Asset Quality

Overview.  Management performs reviews of all delinquent loans and foreclosed assets and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management reports to the Loan Committee for their approval and recommendation to the Board of Directors on a monthly basis. The reports presented include information on delinquent loans and foreclosed real estate. We have formal action plans on criticized assets and provide status reports on OREO on a quarterly basis. These action plans include our actions and plans to cure the delinquent status of the loans and to dispose of the foreclosed properties. The Loan Committee consists of three executive officers and four non-employee members of the board of directors.

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  These loans do not meet the criteria for, and are therefore not included in, non-performing assets.  Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests.  Potential problem loans, which are not included in non-performing assets, amounted to $37.3 million at June 30, 2016 compared to $33.8 million at December 31, 2015.  At June 30, 2016, we had $18.8 million and $18.5 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $13.2 million and $20.6 million, respectively, at December 31, 2015.

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At June 30, 2016, there was $316 thousand of allowance reserved for potential loan losses on acquired loans compared to $89 thousand at December 31, 2015.

Nonperforming Assets.  As of June 30, 2016, our nonperforming assets totaled $10.4 million and consisted of $8.0 million of nonaccrual loans and other real estate owned of $2.4 million.  We had no loans past due 90 days and still accruing.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	June 30, 2016			December 31, 2015
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Land and A&D	$—	$—	$—	$—	$128,938	$128,938
Residential Real Estate:
First-Owner Occupied	—	—	—	—	—	—
Consumer	—	—	—	—	499	499
Total accruing loans 90 or more days past due	—	—	—	—	129,437	129,437
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$2,461,431	$—	$2,461,431	$2,474,813	$—	$2,474,813
Investment	—	—	—	—	64,447	64,447
Hospitality	1,355,719	—	1,355,719	—	—	—
Land and A&D	—	296,518	296,518	—	261,700	261,700
Residential Real Estate:
First-Investment	—	224,314	224,314	102,443	580,696	683,139
First-Owner Occupied	—	865,953	865,953	—	566,701	566,701
Commercial	1,895,081	873,796	2,768,877	1,842,819	—	1,842,819
Consumer	—	—	—	—	—	—
Total Non-accruing loans:	5,712,231	2,260,581	7,972,812	4,420,075	1,473,544	5,893,619

Other real estate owned (“OREO”)	425,000	2,018,543	2,443,543	425,000	2,047,044	2,472,044

Total non performing assets	$6,137,231	$4,279,124	$10,416,355	$4,845,075	$3,650,025	$8,495,100

Accruing Troubled Debt Restructurings
Residential Real Estate:
Land and A&D	$—	$91,770	$91,770	$—	$—	$—
First-Investment	—	66,767	66,767	—	—	—
First-Owner Occupied	—	671,538	671,538	—	631,777	631,777
Commercial	—	77,650	77,650	—	79,574	79,574
Total Accruing Troubled Debt Restructurings	$—	$907,725	$907,725	$—	$711,351	$711,351

The table below reflects our ratios of our non-performing assets at June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.60%	0.53%
Total nonperforming assets as a percentage of total assets	0.45%	0.38%
Total nonperforming assets as a percentage of total loans held for investment	0.60%	0.53%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.83%	0.74%
Total nonperforming assets as a percentage of total assets	0.66%	0.56%
Total nonperforming assets as a percentage of total loans held for investment	0.84%	0.74%

The table below presents a breakdown of the recorded book balance of non-accruing loans at June 30, 2016 and December 31, 2015.

	June 30, 2016				December 31, 2015
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	3	$2,461,431	$2,461,431	$76,075	3	$2,474,813	$2,474,813	$7,096
Hospitality	1	1,355,719	1,355,719	30,518	—	—	—	—
Residential Real Estate
First-Investment				—	1	102,443	102,443	—
Commercial	25	1,895,081	1,895,081	223,681	24	1,842,819	1,842,819	5,768
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans	29	5,712,231	5,712,231	330,274	28	4,420,075	4,420,075	12,864

Acquired (1)
Commercial Real Estate:
Land and A & D	3	694,765	296,518	161,298	1	267,113	261,700	7,442
Residential Real Estate
First-Investment	5	292,585	224,314	68,048	5	542,547	468,156	59,207
First-Owner Occupied	3	877,711	865,953	164,822	3	754,408	743,688	20,887
Commercial	1	873,796	873,796	176,582	—	—	—	—
Total non-accrual loans	12	$2,738,857	$2,260,581	$570,750	9	$1,564,068	$1,473,544	$87,536
Total all non-accrual loans	41	$8,451,088	$7,972,812	$901,024	37	$5,984,143	$5,893,619	$100,400

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

Non-performing legacy loans increased $1.3 million from December 31, 2015, primarily due to the addition of one commercial real estate hospitality loan.

Non-performing acquired loans increased $787 thousand from December 31, 2015, primarily due to the addition of one commercial real estate loan and two land acquisition loans.

At June 30, 2016, legacy OREO consisted of one property.

At June 30, 2016, acquired OREO has decreased by $28.5 thousand from December 31, 2015. The decrease in acquired OREO was driven by the sale of one property offsetting the transfer of one property into OREO and a credit adjustment on one acquired property from the Regal merger.

We recorded net gain on OREO of $48 thousand during the three month period ended June 30, 2016 compared to a net loss of $9 thousand during the three month period ended June 30, 2015.   This gain is the result of the sale of one OREO property during the quarter.  We recorded a net gain of $52 thousand for the six months ending June 30, 2016 compared to a net loss of $144 thousand for the six months ending June 30, 2015.  This gain is the result of previously sold OREO property pursuant to which we periodically receive payments of $4 thousand and a $48 thousand gain on the sale of one property that sold during the second quarter of 2016.

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

We have risk management practices designed to ensure timely identification of changes in loan risk profiles. However, undetected losses inherently exist within the portfolio. Although we may allocate specific portions of the allowance for specific loans or other factors, the entire allowance is available for any loans that we should charge off. We will not create a specific valuation allowance unless we consider a loan impaired.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
Six Months Ended June 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,168,529	$3,046,714	$682,962	$11,613	$4,909,818
General provision for loan losses	(35,490)	892,518	227,996	(6,413)	1,078,611
Recoveries	14,285	—	19,169	10,853	44,307
	1,147,324	3,939,232	930,127	16,053	6,032,736
Loans charged off	(4,472)	—	(3,055)	(6,286)	(13,813)
Ending Balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$550,046	$676,747	$—	$—	$1,226,793
Other loans not individually evaluated	592,806	3,262,485	611,006	9,767	4,476,064
Acquired Loans:
Individually evaluated for impairment	—	—	316,066	—	316,066
Ending balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923

		Commercial	Residential	Other
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Provision for loan losses	675,598	495,537	282,398	(142,549)	1,310,984
Recoveries	16,068	20	135,908	58,105	210,101
	1,388,037	3,053,925	1,345,301	15,657	5,802,920
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$605,336	$119,199	$—	$—	$724,535
Other loans not individually evaluated	555,982	2,934,726	594,358	11,613	4,096,679
Acquired Loans:
Individually evaluated for impairment	—	—	88,604	—	88,604
Ending balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818

The ratios of the allowance for loan losses are as follows:

	June 30, 2016	December 31, 2015
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.48%	0.43%
Non-accrual loans	75.49%	83.31%
Net charge-offs to average loans	0.00%	0.07%

During the six months ended June 30, 2016, we charged-off $14 thousand in loans through the allowance for loan losses.

The allowance for loan losses represented 0.48% and 0.43% of gross loans held for investment at June 30, 2016 and December 31, 2015, respectively and 0.55% and 0.54% of legacy loans at June 30, 2016 and December 31, 2015, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2016 and December 31, 2015, are as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$89,236	$82,875
Real estate-undisbursed development and construction	77,093	43,079
Consumer	20,635	19,577
	$186,964	$145,531
Standby letters of credit	$18,193	$17,442

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

Commitments for real estate development and construction, which totaled $77.1 million, or 41.2% of the $187.0 million of outstanding commitments at June 30, 2016, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended June 30, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$12,975,748	3.72%	3.58%
Tax equivalent adjustment
Federal funds sold	3	—	—
Investment securities	228,532	0.07	0.07
Loans	220,276	0.06	0.06
Total tax equivalent adjustment	448,811	0.13	0.13
Tax equivalent interest yield	$13,424,559	3.85%	3.71%

Three months ended June 30, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$11,171,187	3.86%	3.73%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	195,785	0.07	0.07
Loans	235,683	0.08	0.08
Total tax equivalent adjustment	431,469	0.15	0.15
Tax equivalent interest yield	$11,602,656	4.01%	3.88%

Six months ended June 30, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$25,587,983	3.71%	3.57%
Tax equivalent adjustment
Federal funds sold	8	—	—
Investment securities	455,393	0.07	0.07
Loans	458,992	0.07	0.07
Total tax equivalent adjustment	914,393	0.14	0.14
Tax equivalent interest yield	$26,502,376	3.85%	3.71%

Six months ended June 30, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$22,633,091	4.01%	3.88%
Tax equivalent adjustment
Federal funds sold	2	—	—
Investment securities	396,289	0.07	0.07
Loans	464,777	0.08	0.08
Total tax equivalent adjustment	861,068	0.15	0.15
Tax equivalent interest yield	$23,494,159	4.16%	4.03%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including expanding fee income, increases in net interest income, maintenance of the net interest margin, increases in non-interest expenses, hiring and acquisition possibilities, planned branches, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, the impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, deposit, balance sheet and earnings growth, the expected impact of accretion going forward, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, continuing to meet regulatory capital requirements, continued use of brokered deposits for funding, expectations with respect to the impact of pending legal proceedings, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking.  Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties.  These risks and uncertainties include generally, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with our lending limit; potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.  For a more complete discussion of some of these risks and uncertainties see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments.  Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes.  We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities.  Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us.   Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position.  We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2016 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at June 30, 2016 and December 31, 2015.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	June 30, 2016
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	356	—	—	—	356
Investment securities	—	1,499	6,470	182,329	190,298
Loans	240,092	68,845	637,132	306,853	1,252,922
Total interest earning assets	240,478	70,344	643,602	489,182	1,443,606
Interest Bearing Liabilities:
Interest-bearing transaction deposits	264,453	132,342	—	—	396,795
Savings accounts	34,513	34,513	34,513	—	103,539
Time deposits	59,848	165,720	223,550	—	449,118
Total interest-bearing deposits	358,814	332,575	258,063	—	949,452
FHLB advances	126,500	—	—	—	126,500
Other borrowings	27,252	—	5,816	3,743	36,811
Total interest-bearing liabilities	512,566	332,575	263,879	3,743	1,112,763
Period Gap	$(272,088)	$(262,231)	$379,723	$485,439	$330,843
Cumulative Gap	$(272,088)	$(534,319)	$(154,596)	$330,843
Cumulative Gap/Total Assets	(17.19)%	(33.76)%	(9.77)%	20.90%

	Interest Sensitivity Analysis
	December 31, 2015
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	2,326	—	—	—	2,326
Investment securities	1,500	1,500	37,821	153,885	194,706
Loans	210,191	92,863	594,825	260,903	1,158,782
Total interest earning assets	214,047	94,363	632,646	414,788	1,355,844
Interest Bearing Liabilities:
Interest-bearing transaction deposits	244,826	122,413	—	—	367,239
Savings accounts	32,210	32,210	32,210	—	96,630
Time deposits	72,208	148,981	222,274	—	443,463
Total interest-bearing deposits	349,244	303,604	254,484	—	907,332
FHLB advances	74,000	—	—	—	74,000
Other borrowings	33,557	—	5,875	3,717	43,149
Total interest-bearing liabilities	456,801	303,604	260,359	3,717	1,024,481
Period Gap	$(242,754)	$(209,241)	$372,287	$411,071	$331,363
Cumulative Gap	$(242,754)	$(451,995)	$(79,708)	$331,363
Cumulative Gap/Total Assets	(16.15)%	(30.08)%	(5.30)%	22.05%

Item 4.Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2016.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no share repurchases by the Company’s during the quarter ended June 30, 2016:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

April 1 -June 30, 2016	—	—	339,237	160,763

(1)

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock.  As of June 30, 2016, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

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

Old Line Bancshares, Inc.

Date: August 5, 2016	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)