Form 10-Q
period 2016-09-30
OLD LINE BANCSHARES INC
filed 2016-11-04
CIK 1253317

26h

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes☐No☒

As October 28, 2016, the registrant had 10,859,074 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$28,696,913	$40,239,384
Interest bearing accounts	1,159,687	1,135,263
Federal funds sold	301,262	2,326,045
Total cash and cash equivalents	30,157,862	43,700,692
Investment securities available for sale-at fair value	201,830,885	194,705,675
Loans held for sale, fair value of $7,894,905 and $8,277,775	7,578,285	8,112,488
Loans held for investment (net of allowance for loan losses of $6,352,393 and $4,909,818, respectively)	1,292,431,559	1,147,034,715
Equity securities at cost	6,603,346	4,942,346
Premises and equipment	36,153,064	36,174,978
Accrued interest receivable	3,686,161	3,814,546
Deferred income taxes	13,600,152	13,820,679
Bank owned life insurance	37,321,217	36,606,105
Other real estate owned	1,934,720	2,472,044
Goodwill	9,786,357	9,786,357
Core deposit intangible	3,721,858	4,351,226
Other assets	5,299,676	4,567,038
Total assets	$1,650,105,142	$1,510,088,889

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$328,967,215	$328,549,405
Interest bearing	972,325,625	907,330,561
Total deposits	1,301,292,840	1,235,879,966
Short term borrowings	141,775,684	107,557,246
Long term borrowings	37,776,841	9,593,318
Accrued interest payable	712,080	416,686
Supplemental executive retirement plan	5,547,176	5,336,509
Income taxes payable	6,677,102	3,615,677
Other liabilities	4,466,051	3,700,598
Total liabilities	1,498,247,774	1,366,100,000
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,859,074 and 10,802,560 shares issued and outstanding in 2016 and 2015, respectively	108,591	108,026
Additional paid-in capital	106,000,537	105,293,606
Retained earnings	45,166,362	38,290,876
Accumulated other comprehensive income	581,878	38,200
Total Old Line Bancshares, Inc. stockholders’ equity	151,857,368	143,730,708
Non-controlling interest	—	258,181
Total stockholders’ equity	151,857,368	143,988,889
Total liabilities and stockholders’ equity	$1,650,105,142	$1,510,088,889

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest Income
Loans, including fees	$14,191,639	$12,202,174	$40,811,462	$35,302,194
U.S. treasury securities	5,032	2,642	13,806	7,878
U.S. government agency securities	23,139	127,897	234,557	393,991
Corporate bonds	42,188	—	42,188	—
Mortgage backed securities	562,518	312,067	1,569,968	1,035,621
Municipal securities	418,026	295,464	1,149,058	916,098
Federal funds sold	411	177	1,912	552
Other	95,584	66,925	287,651	172,710
Total interest income	15,338,537	13,007,346	44,110,602	37,829,044
Interest expense
Deposits	1,421,842	1,118,092	4,001,653	3,050,609
Borrowed funds	577,709	141,009	1,181,980	435,432
Total interest expense	1,999,551	1,259,101	5,183,633	3,486,041
Net interest income	13,338,986	11,748,245	38,926,969	34,343,003
Provision for loan losses	305,931	263,595	1,384,542	910,984
Net interest income after provision for loan losses	13,033,055	11,484,650	37,542,427	33,432,019
Non-interest income
Service charges on deposit accounts	445,901	442,225	1,290,736	1,298,809
Gain on sales or calls of investment securities	326,021	604	1,226,233	65,222
Earnings on bank owned life insurance	284,982	250,950	849,525	748,755
Gain (loss) on disposal of assets	(49,957)	—	(27,173)	19,975
Rental Income	168,589	202,091	585,724	620,439
Income on marketable loans	782,510	457,613	1,746,678	1,544,462
Other fees and commissions	179,802	490,015	1,013,461	881,994
Total non-interest income	2,137,848	1,843,498	6,685,184	5,179,656
Non-interest expense
Salaries and benefits	4,862,711	4,407,726	15,711,901	12,918,194
Occupancy and equipment	1,907,090	1,478,740	5,279,134	4,217,277
Data processing	384,382	350,941	1,165,862	1,070,191
FDIC insurance and State of Maryland assessments	286,047	241,634	806,960	742,520
Merger and integration	—	—	661,018	—
Core deposit premium amortization	202,129	193,960	629,368	597,843
(Gain) loss on sales of other real estate owned	(27,914)	(114,709)	(80,220)	29,214
OREO expense	77,224	158,983	295,381	354,736
Directors Fees	164,800	160,800	496,500	491,000
Network services	127,219	162,516	410,448	539,626
Telephone	174,439	163,184	594,214	489,021
Other operating	1,639,223	1,403,933	5,004,039	4,604,174
Total non-interest expense	9,797,350	8,607,708	30,974,605	26,053,796

Income before income taxes	5,373,553	4,720,440	13,253,006	12,557,879
Income tax expense	1,830,921	1,605,586	4,428,287	4,095,894
Net income	3,542,632	3,114,854	8,824,719	8,461,985
Less: Net loss (income) attributable to the non-controlling interest	—	2,894	62	(5,050)
Net income available to common stockholders	$3,542,632	$3,111,960	$8,824,657	$8,467,035

Basic earnings per common share	$0.33	$0.30	$0.82	$0.80
Diluted earnings per common share	$0.32	$0.29	$0.80	$0.78
Dividend per common share	$0.06	$0.05	$0.18	$0.15

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended September 30,	2016	2015
Net income	$3,542,632	$3,114,854

Other comprehensive income:
Unrealized gain (loss) on securities available for sale, net of taxes of ($149,886), and $399,771, respectively	(230,102)	614,085
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $128,599 and $238, respectively	(197,422)	(366)
Other comprehensive income (loss)	(427,524)	613,719
Comprehensive income	3,115,108	3,728,573
Comprehensive loss attributable to the non-controlling interest	—	2,894
Comprehensive income available to common stockholders	$3,115,108	$3,725,679

Nine Months Ended September 30,	2016	2015
Net income	$8,824,719	$8,461,985

Other comprehensive income:
Unrealized gain on securities available for sale, net of taxes of $837,835 and $304,587, respectively	1,286,223	546,585
Reclassification adjustment for realized gain on securities available for sale included in net income, gross of taxes of $483,688 and $25,489, respectively	(742,545)	(39,495)
Other comprehensive income	543,678	507,090
Comprehensive income	9,368,397	8,969,075
Comprehensive (income) loss attributable to the non-controlling interest	62	(5,050)
Comprehensive income available to common stockholders	$9,368,335	$8,974,125

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	Stockholders’
	Shares	Par value	capital	earnings	income	Interest	Equity

Balance December 31, 2015	10,802,560	$108,026	$105,293,606	$38,290,876	$38,200	$258,181	$143,988,889
Net income attributable to Old Line Bancshares, Inc.	—	—	—	8,824,657	—	—	8,824,657
Distributions to minority member(s)						(258,119)	(258,119)
Other comprehensive income, net of income tax of $354,147	—	—	—	—	543,678	—	543,678
Net loss attributable to non-controlling interest	—	—	—	—	—	(62)	(62)
Stock based compensation awards	—	—	444,664	—	—	—	444,664
Stock options exercised	—	200	262,632	—	—	—	262,832
Restricted stock issued	56,514	365	(365)	—	—	—	—
Common stock cash dividends $0.18 per share	—	—	—	(1,949,171)	—	—	(1,949,171)
Balance September 30, 2016	10,859,074	$108,591	$106,000,537	$45,166,362	$581,878	$—	$151,857,368

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$8,824,719	$8,461,985
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,973,556	1,719,860
Provision for loan losses	1,384,542	910,984
Change in deferred loan fees net of costs	52,532	3,750
(Gain)/loss on sales or calls of securities	(1,226,233)	(65,222)
Amortization of premiums and discounts	730,331	693,909
Origination of loans held for sale	(70,857,656)	(78,817,219)
Proceeds from sale of loans held for sale	71,391,859	78,100,881
Income on marketable loans	(1,746,678)	(1,544,462)
(Gain)/loss on sales of other real estate owned	(80,220)	29,214
Write down of other real estate owned	—	145,165
Gain on sale of fixed assets	(27,173)	(19,975)
Amortization of intangible assets	629,368	597,843
Deferred income taxes	(133,650)	3,041,923
Stock based compensation awards	444,664	300,243
Increase (decrease) in
Accrued interest payable	295,394	91,668
Income tax payable	3,061,425	(106,188)
Income tax receivable	—	—
Supplemental executive retirement plan	210,667	181,026
Other liabilities	765,453	1,551,136
Decrease (increase) in
Accrued interest receivable	128,385	(5,320)
Bank owned life insurance	(715,112)	(642,128)
Other assets	(732,638)	(751,095)
Net cash provided by operating activities	$14,373,535	$13,877,978
Cash flows from investing activities
Purchase of investment securities available for sale	(136,228,056)	(5,348,488)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	130,496,572	15,715,011
Loans made, net of principal collected	(145,453,165)	(113,024,726)
Proceeds from sale of other real estate owned	80,221	328,916
Investments in other real estate owned	903,219	—
Change in equity securities	(1,661,000)	2,139,802
Purchase of premises and equipment	(1,924,469)	(1,328,381)
Proceeds from the sale of premises and equipment	—	(19,975)
Net cash used in investing activities	(153,786,678)	(101,537,841)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	12,894,797	33,094,287
Other deposits	52,518,077	41,692,054
Short term borrowings	34,218,438	24,692,618
Long term borrowings	28,183,523	(83,618)
Stock proceeds from stock repurchase program	—	(5,320,997)
Proceeds from stock options exercised	262,832	396,933
Cash dividends paid-common stock	(1,949,171)	(1,598,888)
Distributions on minority member(s)	(258,181)	—
Net cash provided by financing activities	125,870,315	92,872,389

Net (decrease) increase in cash and cash equivalents	(13,542,828)	5,212,526

Cash and cash equivalents at beginning of period	43,700,692	25,404,736
Cash and cash equivalents at end of period	$30,157,864	$30,617,262

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,732,158	$3,394,373
Income taxes	$1,405,000	$1,060,159
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$365,895	$820,725

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

Basis of Presentation and Consolidation -  The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its subsidiary Pointer Ridge Office Investments, LLC (Pointer Ridge), a real estate investment company.  We have eliminated all significant intercompany transactions and balances.

The foregoing consolidated financial statements for the periods ended September 30, 2016 and 2015 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP); however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period.  We derived the balances as of December 31, 2015 from audited financial statements.  These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2015.  We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU No. 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.  The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. Old Line Bancshares is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following nine specific cash flow issues:  1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. Old Line Bancshares is currently evaluating the impact of adopting these amendments on its consolidated financial statements.

2.POINTER RIDGE OFFICE INVESTMENT, LLC

We currently own 100% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition.  In August 2016, Old Line Bank purchased the aggregate 37.5% minority interest in Pointer Ridge not held by Old Line Bancshares and on September 2, 2016, we paid off the entire $5.8 million principal amount of a promissory note previously issued by Pointer Ridge.  Pointer Ridge owns our headquarters building located at 1525 Pointer Ridge Place, Bowie, Maryland, containing approximately 40,000 square feet.  We lease 98% of this building for our main office and operate a branch of Old Line Bank from this address.  Prior to this purchase, we owned 62.5% of Pointer Ridge.

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

	September 30,	December 31,
Balance Sheets	2016	2015

Current assets	$367,226	$281,441
Non-current assets	6,187,284	6,281,601
Liabilities	31,204	5,874,560
Equity	6,523,306	688,484

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Statements of Income	2016	2015	2016	2015

Revenue	$170,978	$249,020	$673,352	$736,278
Expenses	172,849	241,303	675,059	749,745
Net income (loss)	$(1,871)	$7,717	$(1,707)	$(13,467)

3.INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2016
Available for sale
U.S. treasury	$2,999,159	$291	$(387)	$2,999,063
U.S. government agency	5,368,415	5,279	(2,002)	5,371,692
Corporate Bond	6,500,000	62,055	—	6,562,055
Municipal securities	64,825,183	824,260	(194,533)	65,454,910
Mortgage backed securities:
FHLMC certificates	21,549,753	117,482	(11,415)	21,655,820
FNMA certificates	76,691,291	322,512	(140,323)	76,873,480
GNMA certificates	22,936,176	54,359	(76,670)	22,913,865
	$200,869,977	$1,386,238	$(425,330)	$201,830,885

December 31, 2015
Available for sale
U.S. treasury	$2,999,978	$118	$(96)	$3,000,000
U.S. government agency	36,874,804	10,283	(278,424)	36,606,663
Municipal securities	49,130,632	1,092,044	(19,970)	50,202,706
Mortgage backed securities
FHLMC certificates	21,734,289	55,218	(26,350)	21,763,157
FNMA certificates	49,461,464	22,916	(382,909)	49,101,471
GNMA certificates	29,758,449	48,759	(389,199)	29,418,009
SBA loan pools	4,682,975	—	(69,306)	4,613,669
	$194,642,591	$1,229,338	$(1,166,254)	$194,705,675

At September 30, 2016 and December 31, 2015, securities with unrealized losses segregated by length of impairment were as follows:

	September 30, 2016
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. Treasury	$1,499,297	$387	$—	$—	$1,499,297	$387
U.S. government agency	3,866,414	2,002	—	—	3,866,414	2,002
Municipal securities	16,254,233	194,533	—	—	16,254,233	194,533
Mortgage backed securities
FHLMC certificates	4,930,099	11,415	—	—	4,930,099	11,415
FNMA certificates	29,522,890	140,323	—	—	29,522,890	140,323
GNMA certificates	7,241,774	39,814	4,821,514	36,856	12,063,289	76,670
Total	$63,314,707	$388,474	$4,821,514	$36,856	$68,136,222	$425,330

	December 31, 2015
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$1,500,000	$96	$—	$	$1,500,000	$96
U.S. government agency	33,613,513	261,290	1,482,867	17,133	35,096,380	278,423
Municipal securities	4,864,113	12,224	762,762	7,747	5,626,875	19,971
Mortgage backed securities
FHLMC certificates	9,150,943	26,350	—	—	9,150,943	26,350
FNMA certificates	33,441,909	345,209	2,999,700	37,700	36,441,609	382,909
GNMA certificates	13,781,185	141,005	12,352,866	248,194	26,134,051	389,199
SBA loan pools	—	—	4,613,669	69,306	4,613,669	69,306
	$96,351,663	$786,174	$22,211,864	$380,080	$118,563,527	$1,166,254

At September 30, 2016 and December 31, 2015, we had seven and 23 investment securities, respectively, in an unrealized loss position greater than the 12 month time frame and 53 and 71 securities, respectively, in an unrealized loss position less than the 12 month time frame.  We consider all unrealized losses on securities as of September 30, 2016 to be temporary losses because we will redeem each security at face value at or prior to maturity.  We have the ability and intent to hold these securities until recovery or maturity.  As of September 30, 2016, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost.  In most cases, market interest rate fluctuations cause a temporary impairment in value.  We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline.  We do not believe that credit quality caused the impairment in any of these securities.  Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended September 30, 2016, we received $35.1 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $326 thousand.  Such sales, maturities or calls and principal pay-downs consisted of the sale of 22 mortgage backed securities (MBS) pools and two municipal bonds.  All the net proceeds of these transactions were used to purchase new investment securities.  We recorded from the sale of investment securities on two municipal bonds a net gain of $604 for the three month period ending September 30, 2015.  During the nine months ended September 30, 2016, we received $130.5 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $1.3 million and realized losses of $92 thousand for total realized net gain of $1.2 million.  The net proceeds of these transactions were used to re-balance the investment portfolio, which resulted in a slightly higher yield on our security investments.  We recorded a net gain of $65 thousand on investment securities for the nine months ending September 30, 2015.  The gain for the 2015 represents $4 thousand on six municipal bonds that were called one agency security that matured, one Small Business Administration MBS that paid off and two municipal bonds we sold during the nine months ending September 30, 2015.

Contractual maturities and pledged securities at September 30, 2016 are shown below.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.  We classify MBS based on maturity date.  However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
September 30, 2016	cost	value

Maturing
Within one year	$1,499,475	$1,499,766
Over one to five years	6,351,196	6,392,575
Over five to ten years	22,464,527	22,710,696
Over ten years	170,554,779	171,227,848
	$200,869,977	$201,830,885
Pledged securities	$38,809,076	$38,943,328

4.LOANS

Major classifications of loans held for investment are as follows:

	September 30, 2016			December 31, 2015
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$199,685,195	$51,595,844	$251,281,039	$193,909,818	$57,212,598	$251,122,416
Investment	397,470,894	47,068,097	444,538,991	298,434,087	57,749,376	356,183,463
Hospitality	124,485,693	11,078,296	135,563,989	91,440,548	10,776,561	102,217,109
Land and A&D	50,327,621	6,040,417	56,368,038	50,584,469	7,538,964	58,123,433
Residential Real Estate
First Lien-Investment	71,563,672	25,082,102	96,645,774	69,121,743	31,534,452	100,656,195
First Lien-Owner Occupied	50,891,769	46,306,130	97,197,899	37,486,858	52,204,717	89,691,575
Residential Land and A&D	38,609,391	6,184,542	44,793,933	35,219,801	6,578,950	41,798,751
HELOC and Jr. Liens	23,746,164	3,733,909	27,480,073	24,168,289	4,350,956	28,519,245
Commercial and Industrial	131,417,656	6,880,841	138,298,497	105,963,233	9,519,465	115,482,698
Consumer	5,237,924	155,756	5,393,680	6,631,311	243,804	6,875,115
	1,093,435,979	204,125,934	1,297,561,913	912,960,157	237,709,843	1,150,670,000
Allowance for loan losses	(5,967,482)	(384,911)	(6,352,393)	(4,821,214)	(88,604)	(4,909,818)
Deferred loan costs, net	1,222,039	—	1,222,039	1,274,533	—	1,274,533
	$1,088,690,536	$203,741,023	$1,292,431,559	$909,413,476	$237,621,239	$1,147,034,715

(1)

As a result of the acquisitions of Maryland Bankcorp, Inc. (Maryland Bankcorp), the parent company of Maryland Bank & Trust Company, N.A. (MB&T), in April 2011, WSB Holdings Inc. , the parent company of The Washington Savings Bank (WSB), in May 2013, and Regal Bancorp, Inc. (Regal), the parent company of Regal Bank & Trust (Regal Bank), in December 2015, we have segmented the portfolio into two components, loans originated by Old Line Bank “Legacy” and loans acquired from MB&T, WSB and Regal Bank “Acquired.”

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $887.8 million and $767.6 million at September 30, 2016 and December 31, 2015, respectively. This lending has involved loans secured by owner‑occupied commercial buildings for office, storage and warehouse space, as well as non‑owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan‑to‑value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one‑to‑four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At September 30, 2016, we had approximately $135.6 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $266.1 million and $260.7 million at September 30, 2016 and December 31, 2015, respectively. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.  As a result of the Regal acquisition, we have expanded our presence further north to Baltimore County and Carroll County, Maryland.

Non‑Accrual and Past Due Loans

We consider loans past due if the borrower has not paid the required principal and interest payments when due under the original or modified terms of the promissory note and place a loan on non‑accrual status when the payment of principal or interest has become 90 days past due. When we classify a loan as non‑accrual, we no longer accrue interest on such loan and we reverse any interest previously accrued but not collected. We will generally restore a non‑accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non‑accrual legacy loans only when received. We originally recorded purchased, credit‑impaired loans at fair value upon acquisition, and an accretable yield is established and recognized as interest income on purchased loans to the extent subsequent cash flows support the estimated accretable yield. Purchased, credit‑impaired loans that perform consistently with the accretable yield expectations are not reported as non‑accrual or nonperforming. However, purchased, credit‑impaired loans that do not continue to perform according to accretable yield expectations are considered impaired, and presented as non‑accrual and nonperforming. Currently, management expects to fully collect the carrying value of acquired, credit‑impaired loans.

The table below presents an age analysis of the loans held for investment portfolio at September 30, 2016 and December 31, 2015.

Age Analysis of Past Due Loans

	September 30, 2016			December 31, 2015
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,084,850,859	$200,411,607	$1,285,262,466	$907,545,764	$230,336,630	$1,137,882,394
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	1,359,110	1,359,110
Investment	—	623,274	623,274	—	—	—
Land and A&D	1,959,097	—	1,959,097	459,655	157,866	617,521
Residential Real Estate:
First Lien-Investment	323,641	—	323,641	288,747	1,253,005	1,541,752
First Lien-Owner Occupied	—	645,089	645,089	241,445	2,124,416	2,365,861
HELOC and Jr. Liens	—	15,779	15,779	—	—	—
Commercial and Industrial	221,373	—	221,373	4,471	873,796	878,267
Consumer	19,657	—	19,657	—	2,039	2,039
Total 30-89 days past due	2,523,768	1,284,142	3,807,910	994,318	5,770,232	6,764,550
90 or more days past due
Commercial Real Estate:
Land and A&D	—	—	—	—	128,938	128,938
Residential Real Estate:
First-Owner Occupied	223,601	885,152	1,108,753	—	—	—
Consumer	34,994	—	34,994	—	499	499
Total 90 or more days past due	258,595	885,152	1,143,747	—	129,437	129,437
Total accruing past due loans	2,782,363	2,169,294	4,951,657	994,318	5,899,669	6,893,987

Commercial Real Estate:
Owner Occupied	2,398,105	—	2,398,105	2,474,813	—	2,474,813
Investment	—	—	—	—	64,447	64,447
Hospitality	1,355,719	—	1,355,719
Land and A&D	—	197,451	197,451	—	261,700	261,700
Residential Real Estate:
First-Investment	192,501	176,335	368,836	102,443	580,696	683,139
First-Owner Occupied	—	297,451	297,451	—	566,701	566,701
Commercial and Industrial	1,856,432	873,796	2,730,228	1,842,819	—	1,842,819
Non-accruing loans:	5,802,757	1,545,033	7,347,790	4,420,075	1,473,544	5,893,619
Total Loans	$1,093,435,979	$204,125,934	$1,297,561,913	$912,960,157	$237,709,843	$1,150,670,000

We consider all nonperforming loans and troubled debt restructurings (TDRs) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended September 30, 2016 and December 31, 2015.

Impaired Loans at September 30, 2016

				Three months September 30, 2016		Nine Months Ended September 30, 2016
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$569,143	$569,143	$—	$1,222,859	$1,280	$1,229,181	$9,593
Investment	1,223,523	1,223,523	—	1,223,523	9,741	1,248,574	45,247
Residential Real Estate:
Investment	192,501	192,501	—	200,854	4,281	201,694	4,281
Commercial	865,728	865,728	—	3,297,366	—	3,338,295	3,076
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	2,076,505	2,076,505	471,005	6,570,593	104	6,605,858	39,544
Hospitality	1,355,719	1,355,719	135,572	4,183,419	—	4,199,162	15,038
Commercial and Industrial	990,704	990,704	525,195	2,082,387	5,571	2,046,717	6,517

Total legacy impaired	7,273,823	7,273,823	1,131,772	18,781,001	20,977	18,869,481	123,296

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Land and A&D	334,271	45,000	—	334,271	—	334,271	—
Residential Real Estate:
First-Owner Investment	293,046	171,348	—	292,928	1,159	293,841	3,643
First-Owner Occupied	667,219	667,219	—	1,403,588	3,711	1,408,689	18,226
Land and A&D	410,095	245,710	—	416,389	5,505	418,063	14,753
Commercial and Industrial	77,230	77,230	—	82,611	518	83,049	3,006

With an allowance recorded:
Residential Real Estate:
First-Owner Investment	79,761	79,761	78,145	367,132	—	367,261	—
First-Owner Occupied	297,451	297,451	297,450	1,800,018	—	1,804,205	—
Commercial	873,796	873,796	9,316	5,309,745	—	5,327,777	—
Total acquired impaired	3,032,869	2,457,515	384,911	10,006,682	10,893	10,037,156	39,628
Total impaired	$10,306,692	$9,731,338	$1,516,683	$28,787,683	$31,870	$28,906,637	$162,924

(1)

Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Impaired Loans

 December 31, 2015

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$575,562	$575,562	$—	$1,232,306	$13,147
Investment	1,264,141	1,264,141	—	1,264,141	56,959
Residential Real Estate:
First Lien-Investment	102,443	102,443	—	330,106	—
Commercial and Industrial	922,826	922,826	—	3,338,295	—

With an allowance recorded:
Commercial Real Estate:
Owner Occupied	2,153,214	2,153,214	119,199	6,605,858	—
Commercial and Industrial	1,039,255	1,039,255	605,336	1,997,077	9,593
Consumer	—	—	—	—	—
Total legacy impaired	6,057,441	6,057,441	724,535	14,767,783	79,699

Acquired (1)
With no related allowance recorded:
Commercial Real Estate:
Investment	—	—	—	—	—
Land and A&D	267,113	261,700	—	490,977	—
Residential Real Estate:
First Lien-Owner Occupied	528,964	518,243	—	1,062,798	28,477

With an allowance recorded:
Residential Real Estate:
First Lien-Investment	223,617	219,225	88,604	367,261	—
Total acquired impaired	1,019,694	999,168	88,604	1,921,036	28,477
Total impaired	$7,077,135	$7,056,609	$813,139	$16,688,819	$108,176

(1)

Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at September 30, 2016 consisted of seven loans for $903 thousand compared to five loans at December 31, 2015 for $711 thousand.

The following table includes the recorded investment in and number of modifications of TDRs for the three and nine months ended September 30, 2016 and 2015. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge‑off of the principal balance prior to the modification.  We had no loans that were modified as a TDR that defaulted within twelve months of the modification date during the three or nine month periods ending September 30, 2016.

Loans Modified as a TDR for the three months ended
	September 30, 2016			September 30, 2015
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Residential Real Estate Non-Owner Occupied	—	—	—	1	232,257	237,551

Loans Modified as a TDR for the nine months ended
	September 30, 2016			September 30, 2015
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial Real Estate	1	256,669	91,770	—	—	—
Residential Real Estate Non-Owner Occupied	1	136,173	66,767	1	232,257	237,551
Total Troubled Debt Restructurings	2	$392,842	$158,537	1	$232,257	$237,551

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the nine months ended September 30, 2016 and 2015, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	September 30, 2016	September 30, 2015
Balance at beginning of period	$276,892	$(31,551)
Accretion of fair value discounts	(200,353)	(62,154)
Reclassification from non-accretable discount	91,289	66,020
Balance at end of period	$167,828	$(27,685)

	Contractually
	Required Payments
	Receivable	Carrying Amount
At September 30, 2016	$12,457,556	$9,924,121
At December 31, 2015	14,875,352	10,675,943
At September 30, 2015	8,967,694	7,183,708
At December 31, 2014	10,658,840	7,994,604

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

The following tables outline the class of loans by risk rating at September 30, 2016 and December 31, 2015:

September 30, 2016	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$193,400,596	$45,765,325	$239,165,921
Investment	392,296,125	43,748,333	436,044,458
Hospitality	123,129,974	9,661,934	132,791,908
Land and A&D	47,783,461	5,831,750	53,615,211
Residential Real Estate:
First Lien-Investment	69,650,535	22,677,902	92,328,437
First Lien-Owner Occupied	30,822,875	42,541,040	73,363,915
Land and A&D	55,548,235	4,914,290	60,462,525
HELOC and Jr. Liens	23,746,164	3,733,909	27,480,073
Commercial and Industrial	127,623,613	5,732,981	133,356,594
Consumer	5,237,924	155,756	5,393,680
	1,069,239,502	184,763,220	1,254,002,722
Special Mention (6)
Commercial Real Estate:
Owner Occupied	2,812,834	4,620,451	7,433,285
Investment	404,081	1,790,266	2,194,347
Hospitality	—	1,416,362	1,416,362
Land and A&D	2,544,160	163,667	2,707,827
Residential Real Estate:
First Lien-Investment	592,731	1,584,310	2,177,041
First Lien-Owner Occupied	534,463	1,904,122	2,438,585
Land and A&D	3,244,154	800,364	4,044,518
Commercial and Industrial	639,439	197,383	836,822
	10,771,862	12,476,925	23,248,787
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,471,765	1,210,068	4,681,833
Investment	4,770,688	1,529,498	6,300,186
Hospitality	1,355,719	—	1,355,719
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	594,444	819,891	1,414,335
First Lien-Owner Occupied	—	1,860,968	1,860,968
Land and A&D	77,395	469,887	547,282
Commercial and Industrial	3,154,604	950,477	4,105,081
	13,424,615	6,885,789	20,310,404
Doubtful (8)	—	—	—
Loss (9)	—	—	—
Total	$1,093,435,979	$204,125,934	$1,297,561,913

December 31, 2015	Account Balance
	Legacy	Acquired	Total
Risk Rating
Pass (1-5)
Commercial Real Estate:
Owner Occupied	$187,470,038	$50,432,486	$237,902,524
Investment	296,144,038	54,124,835	350,268,873
Hospitality	91,440,548	9,346,283	100,786,831
Land and A&D	47,935,681	6,105,829	54,041,510
Residential Real Estate:
First Lien-Investment	67,862,579	28,921,586	96,784,165
First Lien-Owner Occupied	37,409,003	47,907,579	85,316,582
Land and A&D	33,611,213	5,810,524	39,421,737
HELOC and Jr. Liens	24,162,182	4,350,955	28,513,137
Commercial and Industrial	102,721,919	8,367,518	111,089,437
Consumer	6,631,311	243,804	6,875,115
	895,388,512	215,611,399	1,110,999,911
Special Mention (6)
Commercial Real Estate:
Owner Occupied	2,863,922	4,843,163	7,707,085
Investment	1,025,908	1,821,487	2,847,395
Hospitality	—	1,430,277	1,430,277
Land and A&D	2,648,788	323,655	2,972,443
Residential Real Estate:
First Lien-Investment	867,973	1,543,819	2,411,792
First Lien-Owner Occupied	77,855	2,805,695	2,883,550
Land and A&D	1,608,588	1,022,872	2,631,460
HELOC and Jr. Liens	6,107	—	6,107
Commercial and Industrial	1,279,234	198,578	1,477,812
	10,378,375	13,989,546	24,367,921
Substandard (7)
Commercial Real Estate:
Owner Occupied	3,575,859	1,936,948	5,512,807
Investment	1,264,141	1,803,055	3,067,196
Land and A&D	—	42,670	42,670
Residential Real Estate:
First Lien-Investment	391,190	1,069,048	1,460,238
First Lien-Owner Occupied	—	1,491,443	1,491,443
Land and A&D	—	812,364	812,364
Commercial and Industrial	1,962,080	953,370	2,915,450
	7,193,270	8,108,898	15,302,168
Doubtful (8)	—	—	—
Loss (9)	—	—	—
Total	$912,960,157	$237,709,843	$1,150,670,000

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2016 and 2015.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
Three Months Ended September 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923
General provision for loan losses	70,275	71,108	169,157	(4,609)	305,931
Recoveries	28,147	—	2,979	3,813	34,939
	1,241,274	4,010,340	1,099,208	8,971	6,359,793
Loans charged off	—	—	(7,100)	(300)	(7,400)
Ending Balance	$1,241,274	$4,010,340	$1,092,108	$8,671	$6,352,393

		Commercial	Residential
Nine Months Ended September 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,168,529	$3,046,714	$682,962	$11,613	$4,909,818
General provision for loan losses	34,785	963,626	397,153	(11,022)	1,384,542
Recoveries	42,431	—	22,147	14,666	79,244
	1,245,745	4,010,340	1,102,262	15,257	6,373,604
Loans charged off	(4,471)	—	(10,154)	(6,586)	(21,211)
Ending Balance	$1,241,274	$4,010,340	$1,092,108	$8,671	$6,352,393
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$525,195	$606,577	$—	$—	$1,131,772
Other loans not individually evaluated	716,079	3,403,763	707,197	8,671	4,835,710
Acquired Loans:
Individually evaluated for impairment	—	—	384,911	—	384,911
Ending balance	$1,241,274	$4,010,340	$1,092,108	$8,671	$6,352,393

		Commercial	Residential
Three Months Ended September 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$873,048	$2,775,654	$756,120	$31,090	$4,435,912
General provision for loan losses	102,642	96,069	70,467	(5,583)	263,595
Recoveries	600	—	41,446	7,243	49,289
	976,290	2,871,723	868,033	32,750	4,748,796
Loans charged off	(29,743)	—	(265,339)	—	(295,082)
Ending Balance	$946,547	$2,871,723	$602,694	$32,750	$4,453,714

		Commercial	Residential
Nine Months Ended September 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
General provision for loan losses	474,753	313,335	241,507	(118,611)	910,984
Recoveries	2,142	20	96,531	55,304	153,997
	1,173,266	2,871,723	1,265,033	36,794	5,346,816
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$946,547	$2,871,723	$602,694	$32,750	$4,453,714
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$206,517	$14,274	$—	$—	$220,791
Other loans not individually evaluated	740,030	2,857,449	513,980	32,750	4,144,209
Acquired Loans:
Individually evaluated for impairment	—	—	88,714	—	88,714
Ending balance	$946,547	$2,871,723	$602,694	$32,750	$4,453,714

Our recorded investment in loans at September 30, 2016 and 2015 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
September 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$990,704	$3,432,224	$—	$—	$4,422,928
Individually evaluated for impairment without specific reserve	865,728	1,792,666	192,501	—	2,850,895
Other loans not individually evaluated	129,561,224	766,744,513	184,618,494	5,237,924	1,086,162,155
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	873,796	—	377,212	—	1,251,008
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	77,230	334,271	1,370,360	—	1,781,861
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	4,283,712	5,640,409	—	9,924,121
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	5,929,815	111,164,672	73,918,702	155,756	191,168,945
Ending balance	$138,298,497	$887,752,058	$266,117,678	$5,393,680	$1,297,561,913

		Commercial	Residential
September 30, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$332,023	$14,274	$—	$—	$346,297
Individually evaluated for impairment without specific reserve	653,498	1,533,345	105,148	—	2,291,991
Other loans not individually evaluated	104,550,503	624,337,136	153,485,910	6,395,608	888,769,157
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	223,617	—	223,617
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	81,081	48,359	1,442,734	—	1,572,174
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	3,473,058	3,710,650	—	7,183,708
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	6,915,085	70,141,899	65,748,701	219,249	143,024,934
Ending balance	$112,532,190	$699,548,071	$224,716,760	$6,614,857	$1,043,411,878

5.OTHER REAL ESTATE OWNED

At September 30, 2016 and December 31, 2015, the fair value of other real estate owned was $1.9 million and $2.5 million, respectively.  As a result of the acquisitions of MB&T, WSB and Regal Bank, we have segmented the other real estate owned (OREO) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired). We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in other real estate owned during the period.

Nine Months Ended September 30, 2016	Legacy	Acquired	Total
Beginning balance	$425,000	$2,047,044	$2,472,044
Real estate acquired through foreclosure of loans	—	365,895	365,895
Additional valuation adjustment of real estate owned	—	(35,400)	(35,400)
Sales/deposit on sales	—	(948,039)	(948,039)
Net realized gain on sale of real estate owned	—	80,220	80,220
Ending balance	$425,000	$1,509,720	$1,934,720

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable.  At September 30, 2016, residential foreclosures classified as other real estate owned totaled $190 thousand.  Loans secured by residential real estate in process of foreclosure totaled $396 thousand at September 30, 2016 compared to $583 thousand at December 31, 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average number of shares	10,848,418	10,544,357	10,824,436	10,655,375
Dilutive average number of shares	11,033,655	10,685,306	10,998,150	10,792,821

7.STOCK BASED COMPENSATION

For the three months ended September 30, 2016 and 2015, we recorded stock-based compensation expense of $182,583 and $118,176, respectively.  For the nine months ended September 30, 2016 and 2015, we recorded stock-based compensation expense of $444,664 and $300,243, respectively.  At September 30, 2016, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.5 years. As of September 30, 2016, there were 332,161 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 20,053 options during the nine month period ended September 30, 2016 compared to 32,000 options exercised during the nine month period ended September 30, 2015.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to December 31, 2015, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2015.  During the nine months ended September 30, 2016 and 2015, we granted 58,927 and 50,597 stock options, respectively.  The weighted average grant date fair value of these 2016 stock options is $5.38 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the nine months ended September 30, 2016 and 2015, we granted 36,461 and 30,726 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $17.75 at September 30, 2016. There were no restricted shares forfeited during the nine month periods ending September 30, 2016 and 2015.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement.  The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets.  Level 2 is based on significant observable inputs other than Level 1 prices.  Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability.  We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels.  For the three and nine months ended September 30, 2016 and year ended December 31, 2015, there were no transfers between levels.

At September 30, 2016, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, mortgage-backed securities.  The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications.  Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items.  These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source.  We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities which fall into Level 1 and our corporate bonds, which fall into Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2016 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
U.S. Treasury securities	$2,999	$2,999	$—	$—	$—
U.S. government agency	5,372	—	5,372	—	—
Corporate Bond	6,562	—	—	6,562	—
Municipal securities	65,455	—	65,455	—	—
FHLMC MBS	21,656	—	21,656	—	—
FNMA MBS	76,873	—	76,873	—	—
GNMA MBS	22,914	—	22,914	—	—
Total recurring assets at fair value	$201,831	$2,999	$192,270	$6,562	$—

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
U.S. Treasury securities	$3,000	$3,000	$—	$—	$—
U.S. government agency	36,607	—	36,607	—	—
Municipal securities	50,203	—	50,203	—	—
FHLMC MBS	21,763	—	21,763	—	—
FNMA MBS	49,101	—	49,101	—	—
GNMA MBS	29,418	—	29,418	—	—
SBA loan pools	4,614	—	4,614	—	—
Total recurring assets at fair value	$194,706	$3,000	$191,706	$—	$—

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

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance sheet using inputs classified as level 3 in the fair value for the period indicated:

Level 3
(in thousands)	Nine Months Ended September 30, 2016
Investment available-for-sale
Balance as of January 1, 2016	$—
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	62
Purchases, issuances, sales and settlements	6,500
Transfers into or out of level 3	—
Balance at September 30, 2016	$6,562

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At September 30, 2016 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$6,142	$—	$—	$6,142
Acquired:	2,073	—	—	2,073
Total Impaired Loans	8,215	—	—	8,215

Other real estate owned:
Legacy:	425	—	—	425
Acquired:	1,510	—	—	1,510
Total other real estate owned:	1,935	—	—	1,935
Total	$10,150	$—	$—	$10,150

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$5,333	$—	$—	$5,333
Acquired:	1,958	—	—	1,958
Total Impaired Loans	7,291	—	—	7,291

Other real estate owned:
Legacy:	425	—	—	425
Acquired:	2,047	—	—	2,047
Total other real estate owned:	2,472	—	—	2,472
Total	$9,763	$—	$—	$9,763

As of September 30, 2016 and December 31, 2015, we estimated the fair value of impaired assets using Level 3 inputs to be $10.2  million and $9.8 million, respectively.  We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell.  Discounts have predominantly been in the range of 0% to 50%.  As a result of the acquisition of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired).

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

	September 30, 2016 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$30,158	$30,158	$30,158	$—	$—
Loans receivable, net	1,292,432	1,298,958	—	—	1,298,958
Loans held for sale	7,578	7,895	—	7,895	—
Investment securities available for sale	201,831	201,831	2,999	192,270	6,562
Equity Securities at cost	6,603	6,603	—	6,603	—
Accrued interest receivable	3,686	3,686	—	784	2,902

Liabilities:
Deposits:
Non-interest-bearing	328,967	328,967	—	328,967	—
Interest bearing	972,326	981,449	—	981,449	—
Short term borrowings	141,775	141,775	—	141,775	—
Long term borrowings	37,575	37,575	—	37,575	—
Accrued Interest payable	712	712	—	712	—

	December 31, 2015 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$43,701	$43,701	$43,701	$—	$—
Loans receivable, net	1,147,035	1,153,976	—	—	1,153,976
Loans held for sale	8,112	8,397	—	8,397	—
Investment securities available for sale	194,706	194,706	3,000	191,706	—
Equity Securities at cost	4,942	4,942	—	4,942	—
Accrued interest receivable	3,815	3,815	—	908	2,907

Liabilities:
Deposits:
Non-interest-bearing	328,549	328,549	—	328,549	—
Interest bearing	907,331	908,356	—	908,356	—
Short term borrowings	107,557	107,557	—	107,557	—
Long term borrowings	9,593	9,593	—	9,593	—
Accrued Interest payable	417	417	—	417	—

9.SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the Federal Home Loan Bank.

Securities Sold Under Agreements to Repurchase

To support the $31.8 million in repurchase agreements at September 30, 2016, we have provided collateral in the form of investment securities.  At September 30, 2016 we have pledged $38.9 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  We monitor collateral levels on a continuous basis.  We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels.  We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  We have the right to sell or re-pledge the investment securities.  For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement.  The repurchase agreements totaling $31.8 million mature daily and will remain fully collateralized until the account has been closed or terminated.

10.

10.  LONG TERM BORROWINGS

Long term borrowings consists of $35 million in aggregate principal amount of Old Line Bancshares 5.625% Fixed-to-Floating Rate Subordinated Notes due 2016 (the “Notes”).  The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee.  The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future.  The Notes are subordinated in right of payment of all senior indebtedness.  The fair value of these notes is $34.0 million.

Also included in long term borrowings are trust preferred subordinated debentures totaling $3.6 million (net of $2.9 million fair value adjustment) at September 30, 2016 as a result of the Regal acquisition.  The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.6 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.3 million) maturing on December 14, 2035.

10

11.REGAL ACQUISITION

On December 4, 2015, Old Line Bancshares completed its acquisition of Regal, the parent company of Regal Bank, through the merger of Regal with and into Bancshares (the “Merger”).  The Merger was consummated pursuant to the Agreement and Plan of Merger dated as of August 5, 2015, by and between Old Line Bancshares and Regal, as amended (the “Merger Agreement”).  This acquisition facilitated Old Line Bank’s entry into the attractive markets of Baltimore County and Carroll County, Maryland.

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

In connection with the Merger, the parties caused Regal Bank to merge with and into Old Line Bank, with Old Line Bank the surviving bank.

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

In this report, references to the “Company,” “we,” “us,” and “ours” refer to Old Line Bancshares, Inc. and its subsidiaries, collectively, and references to the “Bank” refer to Old Line Bank.

Overview

Old Line Bancshares was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A (“MB&T”), on May 10, 2013, we acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”) and on December 4, 2015, we acquired Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”).  These acquisitions created the third largest independent commercial bank based in Maryland, with assets of more than $1.5 billion and with 23 full service branches serving eight counties at the time of the Regal acquisition.

Summary of Recent Performance and Other Activities

Net loans held-for-investment at September 30, 2016 increased $145.4 million, or 12.68%, compared to December 31, 2015.  Net income available to common stockholders increased $431 thousand, or 13.84%, to $3.5 million for the three months ended September 30, 2016, compared to $3.1 million for the three months ended September 30, 2015.  Earnings were $0.33 per basic and $0.32 per diluted common share for the three months ended September 30, 2016 and $0.30 per basic and $0.29 per diluted common share for the same period in 2015.  The increase in net income is primarily the result of a $1.6 million increase in net interest income and a $294 thousand increase in non-interest income, offsetting a $1.2 million increase in non-interest expenses and a $42 thousand increase in the provision for loan losses.  Included in net income were $50 thousand in fixed asset writedowns, $50 thousand in severance expense and $285 thousand in occupancy and equipment expense as the result of the reductions resulting from the previously announced closure of three branches on September 30, 2016.

Net income available to common stockholders was $8.8 million for the nine months ended September 30, 2016, compared to $8.5 million for the same nine month period last year, an increase of $358 thousand, or 4.22%.  Earnings were $0.82 per basic and $0.80 per diluted common share for the nine months ended September 30, 2016 compared to $0.80 per basic and $0.78 per diluted common share for the same period last year.  The increase in net income is primarily the result of increases of $4.6 million in net interest income and $1.5 million in non-interest income, offsetting increases of $4.9 million in non-interest expenses and $474 thousand in the provision for loan losses. Included in net income were $50 thousand in fixed asset writedowns, $443 thousand for severance payments and $285 thousand in occupancy and equipment expense resulting from our previously announced strategic staff reductions and branch closures as well as $661 thousand in merger related expense associated with the acquisition of Regal Bancorp, Inc.

The following highlights contain additional financial data and events that have occurred during the three and nine month periods ended September 30, 2016:

•

Net loans held-for-investment increased $50.4 million, or 4.06%, and $145.4 million, or 12.68%, respectively, during the three and nine months ended September 30, 2016, to $1.3 billion at September 30, 2016, compared to $1.1 billion at December 31, 2015, as a result of organic growth within our market area.

•

Average gross loans increased $235.1 million, or 22.70%, to $1.3 billion for the three month period ending September 30, 2016 compared to $1.0 billion during the three months ended September 30, 2015.  Average gross loans for the nine month period increased $221.3 million, or 22.18%, to $1.2 billion compared to $998 million for the nine month period ended September 30, 2015.  The growth for the three and nine month periods this year as compared to the same periods last year includes approximately $91.0 million in loans acquired in the Regal merger.

•	Nonperforming assets increased to 0.63% of total assets at September 30, 2016 from 0.60% at December 31, 2015.
•	Total assets increased $140.0 million, or 9.28%, since December 31, 2015.
•

Net income available to common stockholders increased 13.84% to $3.5 million, or $0.33 per basic and $0.32 per diluted share, for the three month period ending September 30, 2016, from $3.1 million, or $0.30 per basic and $0.29 per diluted share, for the third quarter of 2015.  Net income available to common stockholders increased $358 thousand or 4.22% to $8.8 million, or $0.82 per basic and $0.80 per diluted share, for the nine month period ending September 30, 2016, from $8.5 million, or $0.80 per basic and $0.78 per diluted share, for the nine months ending September 30, 2015.

•

The net interest margin during the three months ended September 30, 2016 was 3.73% compared to 4.07% for the same period in 2015.  Total yield on interest earning assets decreased to 4.27% for the three months ending September 30, 2016, compared to 4.49% for the same three month period last year.  Interest expense as a percentage of total interest-bearing liabilities was 0.71% for the three months ended September 30, 2016 compared to 0.55% for the same three month period of 2015.
•

The net interest margin during the nine months ended September 30, 2016 was 3.81% compared to 4.12% for the same period in 2015.  Total yield on interest earning assets decreased to 4.30% for the nine months ending September 30, 2016, compared to 4.52% for the same nine month period last year.  Interest expense as a percentage of total interest-bearing liabilities was 0.64% for the nine months ended September 30, 2016 compared to 0.53% for the same nine month period of 2015.

•

The third quarter Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.88% and 9.37%, respectively, compared to ROAA and ROAE of 0.93% and 8.87%, respectively, for the third quarter of 2015.

•

ROAA and ROAE were 0.75% and 8.02%, respectively, for the nine months ended September 30, 2016 compared to ROAA and ROAE of 0.87% and 8.19%, respectively, for the nine months ending September 30, 2015.

•	Total deposits grew by $65.4 million, or 5.29%, since December 31, 2015.
•	We ended the third quarter of 2016 with a book value of $13.98 per common share and a tangible book value of $12.72 per common share compared to $13.31 and $12.02, respectively, at December 31, 2015.
•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”
•

On August 15, 2016, Old Line Bancshares completed the sale of $35,000,000 in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”).  The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee.  The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future.  The Notes are subordinated in right of payment of all senior indebtedness.

•

On August 19, 2016, Old Line Bank purchased the aggregate 37.5% interest in Pointer Ridge Office Investment, LLC (“Pointer Ridge”) not held by Old Line Bancshares for an aggregate of $280,139 pursuant to Agreements of Purchase and Sale of Membership Interests that the Bank entered into with each of the former owners of the remaining (in aggregate) 37.5% interest in Pointer Ridge.  Pointer Ridge owns our headquarters building, which we lease from Pointer Ridge.

The following summarizes the highlights of our financial performance for the three and nine month periods ended September 30, 2016 compared to same periods in 2015 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change

Net income available to common stockholders	$3,543	$3,112	$431	13.85%
Interest income	15,339	13,007	2,332	17.93
Interest expense	2,000	1,259	741	58.86
Net interest income before provision for loan losses	13,339	11,748	1,591	13.54
Provision for loan losses	306	264	42	15.91
Non-interest income	2,138	1,843	295	16.01
Non-interest expense	9,797	8,608	1,189	13.81
Average total loans	1,271,171	1,036,066	235,105	22.69
Average interest earning assets	1,469,516	1,188,185	281,331	23.68
Average total interest bearing deposits	962,098	813,732	148,366	18.23
Average non-interest bearing deposits	326,480	278,650	47,830	17.16
Net interest margin	3.73%	4.07%		(8.35)
Return on average equity	9.37%	8.91%		5.16
Basic earnings per common share	$0.33	$0.30	$0.03	10.00
Diluted earnings per common share	0.32	0.29	0.03	10.34

	Nine months ended September 30,
	(Dollars in thousands)
	2016	2015	$ Change	% Change

Net income available to common stockholders	$8,825	$8,467	$358	4.23%
Interest income	44,111	37,829	6,282	16.61
Interest expense	5,184	3,486	1,698	48.71
Net interest income before provision for loan losses	38,927	34,343	4,584	13.35
Provision for loan losses	1,385	911	474	52.03
Non-interest income	6,685	5,180	1,505	29.05
Non-interest expense	30,975	26,054	4,921	18.89
Average total loans	1,219,563	998,243	221,320	22.17
Average interest earning assets	1,413,764	1,156,070	257,694	22.29
Average total interest bearing deposits	929,307	784,116	145,191	18.52
Average non-interest bearing deposits	322,162	270,392	51,770	19.15
Net interest margin	3.81%	4.12%		(7.52)
Return on average equity	8.02%	8.21%		(2.31)
Basic earnings per common share	$0.82	$0.80	$0.02	2.50
Diluted earnings per common share	0.80	0.78	0.02	2.56

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

Although the current economic and regulatory climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in suburban Maryland, resulting in increased penetration into the Calvert, Charles, Prince George’s, Anne Arundel, St. Mary’s and Montgomery County markets as well as expansion into the Baltimore County and Carroll County.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and we believe that international concerns, including slowing growth in China’s economy and the United Kingdom’s planned exit from the European Union, and the growing national debt will continue to dampen the economic climate, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

If the Board of Governors of the Federal Reserve System maintains the federal funds rate at or near current levels and the economy remains stable, we believe that we can continue to grow total loans and can grow deposits during the remainder of 2016 and continuing into 2017.  We also believe that we will be able to maintain a strong net interest margin during the remainder of 2016 and continuing into 2017.  As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will continue to increase during the remainder of 2016 and continuing into 2017, although there can be no guarantee that this will be the case.

Further, while salaries and benefits expenses and other operating expenses have been trending down on a quarterly basis this year, we expect these expenses will be higher for the full-year 2016 than they were in 2015 due to the additional staff resulting from the Regal acquisition, our new Rockville locations and commercial loan officers hired during 2015 and 2016.  We will continue to look for opportunities to reduce expenses as we did pursuant to the organizational review we conducted this year that identified areas of job overlap as well as areas requiring improved staffing efficiencies that resulted in the elimination of a limited number of positions during the second quarter of 2016 and the consolidation of branches that resulted in the closure of three branches on September 30, 2016.

We believe with our existing and planned branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on continuing to improve earnings per share and enhance stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions.  As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2015, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans.  There have been no material changes in our critical accounting policies during the nine months ended September 30, 2016.

Results of Operations for the Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015.

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

Net interest income before provision for loan losses for the three months ended September 30, 2016 increased $1.6 million, or 13.54%, to $13.3 million from $11.7 million for the same period in 2015.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting primarily from an increase in the volume of our average loans partially offset by a decrease in the yield on the loan portfolio, as well as an increase in interest expense resulting from an increase in the average rate on and, to a lesser extent, the average balance of, our interest-bearing liabilities, all as discussed further below.  We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

 Total interest income increased $2.3 million, or 17.92%, to $15.3 million during the three months ended September 30, 2016 compared to $13.0 million during the three months ended September 30, 2015, primarily as a result of a $2.0 million increase in interest and fees on loans.  The increase in interest and fees on loans is the result of a $235.1 million increase in our average loans for the three months ended September 30, 2016 compared to the same period in 2015 as a result of strong organic loan growth and, to a lesser extent, the acquisition of Regal Bank, partially offset by a decrease in the average yield on loans.  The average yield on the loan portfolio decreased to 4.50% for the three months ended September 30, 2016 from 4.77% during the three months ended September 30, 2015 due to lower yields on new loans and re-pricing in the loan portfolio.  The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans.  Payoffs during the three months ended September 30, 2016 contributed a two basis point increase in interest income, as compared to 18 basis points for the three months ending September 30, 2015.  In addition, a $342 thousand increase in interest earned on investment and other securities also impacted total interest income for the 2016 period.  This increase was primarily related to increases in the interest earned on mortgage backed and municipal securities due to increases in the average balances of these securities, partially offset by a decrease in the yield on the municipal securities.

Total interest expense increased $741 thousand, or 58.86%, to $2.0 million during the three months ended September 30, 2016 from $1.3 million for the same period in 2015, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, interest bearing liabilities.  The average rate paid on interest bearing deposits increased to 0.59% during the three months ended September 30, 2016 from 0.55% the same three month period last year as a result of higher rates paid on time deposits, primarily time deposits acquired in the Regal acquisition. The average interest rate paid on all interest bearing liabilities increased to 0.71% during the three months ended September 30, 2016 from 0.55% during the three months ended September 30, 2015, primarily due to higher rates paid on our borrowings primarily as a result of our issuance of the Notes in August 2016 and acquisition of the trust preferred subordinated debentures in the Regal acquisition in August 2015, and to a lesser extent, the increase in the average rate paid on deposits.  The fair value accretion recorded on acquired deposits also affects interest expense.  The benefit from accretion on such deposits was one basis point for the three months ending September 30, 2016 and 2015.

The average balance of interest bearing liabilities increased $213.0 million, or 23.64%, to $1.1 billion for the three months ended September 30, 2016 from $901.2 million for the three months ended September 30, 2015, as a result of increases of $148.4 million, or 18.24%, in our average interest bearing deposits and $64.6 million, or 73.92%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is primarily due to the deposits acquired in the Regal acquisition and, to a lesser extent, organic deposit growth.  The increase in our average borrowings is primarily due to the use of short term Federal Home Loan Bank advances to fund new loan originations.  Included in borrowings is $35 million of Notes issued in August 2016.  We used the proceeds of the Notes issuance to purchase the remaining interest in Pointer Ridge, pay off a $5.8 million promissory note of Pointer Ridge and for general corporate purpose, including to fund loan growth.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost.  As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $47.8 million to $326.5 million for the three months ended September 30, 2016, compared to $278.7 million for the three months ended September 30, 2015.

Our net interest margin decreased to 3.73% for the three months ended September 30, 2016 from 4.07% for the three months ended September 30, 2015.  The yield on average interest earning assets decreased 22 basis points for the period from 4.49% for the quarter ended September 30, 2015 to 4.27% for the quarter ended September 30, 2016 due to the decrease on the yield on our loan portfolio, and the average rate paid on our interest-bearing liabilities increased 16 basis points as discussed above.

During the three months ended September 30, 2016 and 2015, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion decreased by $429 thousand for the three months ended September 30, 2016, as compared to the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended September 30,
	2016		2015
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$12,442	—%	$18,940	0.01%
Mortgage loans	67,300	0.02	514,073	0.17
Consumer loans	12,947	—	3,771	—
Interest bearing deposits	52,728	0.01	38,091	0.01
Total accretion (amortization)	$145,417	0.03%	$574,875	0.19%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact.  The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended September 30, 2016 and 2015, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates.  Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate.  The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2016			2015
	Average		Yield/	Average		Yield/
Three months ended September 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$351,894	$415	0.47%	$1,311,776	$175	0.05%
Interest bearing deposits (1)	1,152,554	420	0.14	442,661	4	—
Investment securities (1)(2)
U.S. Treasury	2,998,957	5,322	0.70	3,000,268	2,811	0.37
U.S. government agency	5,121,632	24,473	1.90	36,891,125	135,269	1.45
Corporate Bond	3,385,870	42,188	4.94	—	—	—
Mortgage backed securities	121,321,653	562,518	1.84	70,915,487	312,067	1.75
Municipal securities	64,016,259	655,391	4.06	39,726,531	478,305	4.78
Other equity securities	6,142,247	99,685	6.44	4,398,188	70,034	6.32
Total investment securities	202,986,618	1,389,577	2.72	154,931,599	998,486	2.56
Loans(1)
Commercial	156,392,273	1,520,582	3.86	140,498,806	1,419,872	4.01
Mortgage real estate	1,108,655,692	12,818,877	4.59	887,752,347	10,929,306	4.88
Consumer	6,123,000	83,715	5.42	7,815,339	95,598	4.85
Total loans	1,271,170,965	14,423,174	4.50	1,036,066,492	12,444,776	4.77
Allowance for loan losses	6,145,988	—		4,567,326	—
Total loans, net of allowance	1,265,024,977	14,423,174	4.52	1,031,499,166	12,444,776	4.79
Total interest earning assets(1)	1,469,516,043	15,813,586	4.27	1,188,185,202	13,443,441	4.49
Non-interest bearing cash	28,168,294			39,141,171
Premises and equipment	36,486,228			33,848,252
Other assets	71,838,944			65,889,653
Total assets(1)	1,606,009,509			1,327,064,278
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	103,011,292	31,349	0.12	92,585,576	28,397	0.12
Money market and NOW	402,595,725	246,339	0.24	343,918,117	204,528	0.24
Time deposits	456,490,764	1,144,153	0.99	377,227,938	885,166	0.93
Total interest bearing deposits	962,097,781	1,421,841	0.59	813,731,631	1,118,091	0.55
Borrowed funds	152,091,696	577,709	1.51	87,448,890	141,009	0.64
Total interest bearing liabilities	1,114,189,477	1,999,550	0.71	901,180,521	1,259,100	0.55
Non-interest bearing deposits	326,480,191			278,650,167
	1,440,669,668			1,179,830,688
Other liabilities	15,260,196			8,422,924
Non-controlling interest	—			256,636
Stockholders’ equity	150,079,645			138,554,030
Total liabilities and stockholders’ equity	$1,606,009,509			$1,327,064,278
Net interest spread(1)			3.56			3.93
Net interest margin(1)		$13,814,036	3.73%		$12,184,341	4.07%

(1)

Interest income is presented on a fully taxable equivalent (FTE) basis.  The FTE basis adjusts for the tax favored status of these types of assets.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended September 30, 2016 and 2015.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended September 30,
	2016 compared to 2015
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$240	$482	$(242)
Interest bearing deposits	416	412	4
Investment Securities(1)
U.S. treasury	2,511	2,513	(2)
U.S. government agency	(110,796)	71,204	(182,000)
Corporate Bond	42,188	—	42,188
Mortgage backed securities	250,451	57,706	192,745
Municipal securities	177,086	(200,924)	378,010
Other	29,651	4,782	24,869
Loans:(1)
Commercial	100,710	(125,856)	226,566
Mortgage	1,889,571	(1,747,391)	3,636,962
Consumer	(11,883)	20,169	(32,052)
Total interest income (1)	2,370,145	(1,916,903)	4,287,048

Interest bearing liabilities
Savings	2,952	(740)	3,692
Money market and NOW	41,811	16,799	25,012
Time deposits	258,987	145,731	113,256
Borrowed funds	436,700	383,932	52,768
Total interest expense	740,450	545,722	194,728

Net interest income(1)	$1,629,695	$(2,462,625)	$4,092,320

(1)

Interest income is presented on a fully taxable equivalent (FTE) basis.  The FTE basis adjusts for the tax favored status of these types of assets.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses.  The provision for loan losses for the three months ended September 30, 2016 was $306 thousand, an increase of $42 thousand, or 16.06% compared to $264 thousand for the three months ended September 30, 2015.  This increase is the result of an increase in our loan held-for-investment portfolio and an increase in our reserves on specific loans.

Management identified probable losses in the loan portfolio and recorded charge-offs of $7 thousand for the three months ended September 30, 2016 compared to $295 thousand for the three months ended September 30, 2015.   Recoveries of $35 thousand were recognized for the three months ending September 30, 2016 compared to $49 thousand for the same three month period in 2015.

The allowance for loan losses to gross loans held-for-investment was 0.49% and 0.43%, and the allowance for loan losses to non-accrual loans was 86.47% and 83.31%, at September 30, 2016 and December 31, 2015, respectively.  The increase in the allowance for loan losses as a percentage of gross loans held-for-investment was the result of the increase in the percentage of our classified substandard and special mention legacy loans within the loan portfolio and the corresponding increase in our specific reserves.  The increase in the allowance for loan losses to non-accrual loans is primarily the result of the increase in the allowance.

Non-interest Income.  Non-interest income totaled $2.1 million for the three months ended September 30, 2016, an increase of $294 thousand, or 15.97%, from the corresponding period of 2015 amount of $1.8 million.

The following table outlines the amounts of and changes in non-interest income for the three month periods.

	Three months ended
	September 30,
	2016	2015	$ Change	% Change
Service charges on deposit accounts	$445,901	$442,225	$3,676	0.83
Gain on sale of investment securities	326,021	604	325,417	53876.99%
Earnings on bank owned life insurance	284,982	250,950	34,032	13.56%
(Loss) on sale of assets	(49,957)	—	(49,957)	100.00%
Rental income	168,589	202,091	(33,502)	(16.58)
Income on marketable loans	782,510	457,613	324,897	71.00%
Other fees and commissions	179,802	490,015	(310,213)	(63.31)
Total non-interest income	$2,137,848	$1,843,498	$294,350	15.97%

Non-interest income increased during the 2016 period primarily as a result of increases in gains on sale of investment securities, income on marketable loans and earnings on bank owned life insurance, offsetting a decrease in other fees and commissions and a loss on sale of assets.

During the three months ended September 30, 2016, gain on the sale of investment securities of $325 thousand resulted from the repositioning of our investment portfolio pursuant to which we sold approximately $29.9 million of our lowest yielding, longer duration securities, resulting in the gain.    All the net proceeds of these transactions were used to purchase new investment securities with slightly higher book yields.  We recorded from the sale of investment securities on two municipal bonds a net gain of $604 for the three month period ending September 30, 2015.

Income on marketable loans consists of gain on the sale of loans and any fees we receive in connection with such sales.  Income on marketable loans increased $325 thousand during the three months ended September 30, 2016 compared to the same period last year primarily due to gains recorded on the sale of residential mortgage loans as a result of higher volume of loans sold in the secondary market and the premiums received on such loans. The residential mortgage division originated loans aggregating $31.6 million in the secondary market during the third quarter of 2016 compared to $23.4 million for the same period last year.

The increase in earnings on bank owned life insurance is due to the bank owned life insurance we acquired in the Regal acquisition.

Other fees and commissions, which consists of other loan fees and the commissions earned on loans, decreased during the three months ended September 30, 2016 compared to the same period last year primarily as a result of gains of $153 thousand as a result of selling our credit card portfolio and $123 thousand in pre-payment penalties received on loans that paid off before their maturity dates during the 2015 period, for which there was no corresponding income this year.

The loss on the sale of assets during the three months ended September 30, 2016 was due to the disposition of assets associated with the branch closures on September 30, 2016.

Non-interest Expense.  Non-interest expense increased $1.2 million, or 13.82%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended
	September 30,
	2016	2015	$ Change	% Change
Salaries and benefits	$4,862,711	$4,407,726	$454,985	10.32%
Occupancy and equipment	1,907,090	1,478,740	428,350	28.97%
Data processing	384,382	350,941	33,441	9.53%
FDIC insurance and State of Maryland assessments	286,047	241,634	44,413	18.38%
Core deposit premium amortization	202,129	193,960	8,169	4.21%
(Gain) loss on sale of other real estate owned	(27,914)	(114,709)	86,795	(75.67)
OREO expense	77,224	158,983	(81,759)	(51.43)
Director Fees	164,800	160,800	4,000	2.49%
Network services	127,219	162,516	(35,297)	(21.72)
Telephone	174,439	163,184	11,255	6.90%
Other operating	1,639,223	1,403,933	235,290	16.76%
Total non-interest expenses	$9,797,350	$8,607,708	$1,189,642	13.82%

Non-interest expenses increased quarter over quarter primarily as a result of increases in salaries and benefits, occupancy and equipment and other operating expenses, as well as a decrease in the gain on sale of other real estate owned, partially offset by declines in other real estate owned (“OREO”) expense and network services, during the three months ended September 30, 2016 compared to the same period of 2015.  Salaries and benefits increased $455 thousand primarily as a result of additional staff due to our acquisition of Regal Bank, the addition of two commercial lending officers in the first quarter of 2016, and the additional staff for our new Rockville locations that opened in November 2015 and June 2016.   Occupancy and equipment increased $428 thousand primarily as a result of a lease abandonment accrual of $285 thousand for our Odenton branch that was closed on September 30, 2016, with the remaining expense due to the addition of the former Regal Bank branches and our new Rockville branches.  Gain on the sale of other real estate owned was $28 thousand during the three month period ended September 30, 2016, which related to five properties that we sold during the quarter, compared to a net gain of $115 thousand on the sale of an acquired property, which had been previously charged off, during the same period of 2015. Offsetting the above increases, OREO expense decreased as a result of a reduction in our OREO portfolio.  In addition, network services costs decreased as a result of our transition from outsourced services to internal monitoring with respect to our information technology.

Income Taxes.  We had an income tax expense of $1.8 million (34.08% of pre-tax income) for the three months ended September 30, 2016 compared to an income tax expense of $1.6 million (34.02% of pre-tax income) for the same period in 2015.  The effective tax rate increased slightly for the 2016 period due to an increase in our taxable income related to loan interest income compared to the same period last year.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $3.5 million or $0.33 per basic and $0.32 per diluted common share for the three month period ending September 30, 2016 compared to $3.1 million, or $0.30 per basic and $0.29 per diluted common share, for the same period in 2015.  The increase in net income is primarily the result of the $1.6 million increase in net interest income and $294 thousand  increase in non-interest income, offsetting the increases of $1.2 million in non-interest expenses and $42 thousand in the provision for loan losses.

Results of Operations for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015.

Net Interest Income.  Net interest income before provision for loan losses for the nine months ended September 30, 2016 increased $4.6 million or 13.35% to $38.9 million from $34.3 million for the same period in 2015.  As outlined in detail in the Rate/Volume Variance Analysis, this increase was primarily the result of an increase in total interest income resulting from an increase in average interest earning assets, partially offset by a decrease in yield on such assets, and an increase in total interest expenses resulting from increases in both the average volume and average rate on our interest bearing liabilities.

The net effect of fair value accretion/amortization on acquired loans affects net interest income, primarily due to payoffs on such acquired loans.  Payoffs during the nine months ended September 30, 2016 contributed to a four basis point increase in the yield on earning assets, as compared to 13 basis points for the nine months ending September 30, 2015.  The fair value accretion recorded on acquired deposits affects interest expense.  The benefit from accretion on such deposits increased by one basis point as compared to the same nine month period of 2015.

Total interest income increased $6.3 million, or 16.61%, to $44.1 million during the nine months ended September 30, 2016 compared to $37.8 million during the nine months ended September 30, 2015, primarily as a result of the $5.5 million increase in interest and fees on loans.  The increase in interest and fees on loans is the result of a $221.3 million increase in our average loans for the nine months ended September 30, 2016 compared to the same period in 2015, resulting from organic loan growth and, to a lesser extent, the Regal acquisition, partially offset by a decrease in the average yield on loans. The average yield on net loans decreased to 4.55% for the nine months ended September 30, 2016 from 4.82% during the nine months ended September 30, 2015, due to lower yields on new loans and re-pricing in the loan portfolio as a result of the continuing competitive rate environment  In addition, the $880 thousand increase in interest earned on investment securities during the nine months ended September 30, 2016 compared to the same period last year also contributed to the increase in interest income during the 2016 period. This increase is a result of an increase in the average balance of investment securities, partially offset by the impact of the decrease in the average yield on our municipal securities.  The average balance of investment securities increased by $37.1 million, or 23.05%, to $197.9 million during the nine months ended September 30, 2016 from $160.8 million during the same period last year.  While the average yield on our investment securities increased to 2.70% during the nine months ended September 30, 2016 from 2.59% during the same period in 2015 due to increases in the rate paid on our mortgage backed securities, U.S. Treasuries and U.S. government agency portfolios and other investment securities, as well as the addition of $1.1 million of corporate bond securities at an average interest rate of 4.96%, including as a result of the repositioning of our securities portfolio as discussed above, the 57 basis point decrease in the average rate on our municipal bond portfolio offset the impact of the average rate increase on securities with respect to interest income on our securities during the period.

Accretion on acquired loans also contributed to the increase in interest income, as described above.

Total interest expense increased $1.7 million, or 48.70%, to $5.2 million during the nine months ended September 30, 2016 from $3.5 million for the same period in 2015, as a result of increases in the average balance of and average rate paid on our interest bearing liabilities.  The average balance of interest bearing liabilities increased $201.7 million or 23.01% to $1.1 billion during the nine months ended September 30, 2016 from $876.8 million during the nine months ended September 30, 2015, as a result of an increase in the average balance of our interest bearing deposits and, to a lesser extent, our borrowings.  The increase in our average interest bearing deposits is due to the deposits acquired in the Regal acquisition and, to a lesser extent, organic deposit growth.  Average borrowings increased due to liquidity needed to fund the increase of $221.3 million in our average loan portfolio, including the $35 million of Notes issued in August 2016.  The average interest rate paid on all interest bearing liabilities increased to 0.64% during the nine months ended September 30, 2016 from 0.53% during the nine months ended September 30, 2015, primarily as a result of an increase in the average rates paid on our time deposits and borrowings.  The average rate paid on our time deposits increased to 0.97% during the nine months ended September 30, 2016 from 0.89% during the same period last year primarily as a result of the higher rates paid on the time deposits acquired in the Regal acquisition, and the average rate on our borrowings increased to 1.06% for the nine months ending September 30, 2016 from 0.63% for the same nine month period last year as a result of the issuance of the Notes and the acquisition of the trust preferred subordinated debentures in the Regal acquisition.

Our net interest margin was 3.81% for the nine months ended September 30, 2016 compared to 4.12% for the nine months ended September 30, 2015.  The yield on average interest earning assets decreased 22 basis points during the period from 4.52% for the nine months ended September 30, 2015 to 4.30% for the nine months ended September 30, 2016. Re-pricing in the loan portfolio and lower average yields on new loans caused the average loan yield, and hence the average yield on interest earning assets, to decline.

During the nine months ended September 30, 2016 and 2015, we continued to successfully collect payments on acquired loans that we had recorded at fair value according to ASC 310-20 and ASC 310-30, which contributed to the $663 thousand of total accretion recorded during the nine months ended September 30, 2016 as compared to $1.3 million recorded during the same period last year.  The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The benefit of accretion on net interest margin decreased for the nine months ending September 30, 2016 as compared to the nine months ending September 30, 2015 primarily due to lower fair value accretion on acquired loans in 2016, partially offset by an increase in accretion on interest bearing deposits resulting from deposits acquired in the Regal acquisition.  We expect that the impact of accretion will continue to decline as time elapses from the acquisition dates.  The accretion impacted the yield on loans and increased the net interest margin during these periods as follows:

	Nine months ended September 30,
	2016		2015
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$39,367	—%	$24,516	—%
Mortgage loans	373,950	0.04	1,138,726	0.13
Consumer loans	35,463	—	19,260	—
Interest bearing deposits	214,130	0.02	113,032	0.01
Total accretion	$662,910	0.06%	$1,295,534	0.14%

The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the nine months ended September 30, 2016 and 2015, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2016			2015
	Average		Yield/	Average		Yield/
Nine months ended September 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$546,224	$1,924	0.47%	$1,286,069	$539	0.06%
Interest bearing deposits	1,415,901	—	—	241,201	15	0.01
Investment securities (1)(2)
U.S. Treasury	3,004,061	14,607	0.65	3,000,447	8,383	0.37
U.S. government agency	21,444,035	248,077	1.55	38,753,166	416,701	1.44
Corporate Bond	1,136,861	42,188	4.96	—	—	—
Mortgage backed securities	108,907,901	1,569,968	1.93	73,483,926	1,035,621	1.88
Municipal securities	57,196,311	1,821,877	4.25	40,950,239	1,475,075	4.82
Other equity securities	6,231,432	299,324	6.42	4,660,133	180,299	5.17
Total investment securities	197,920,601	3,996,041	2.70	160,847,911	3,116,079	2.59
Loans(1)
Commercial	148,555,312	4,425,592	3.98	137,956,255	4,178,129	4.05
Mortgage real estate	1,064,265,688	36,812,172	4.62	851,450,301	31,464,220	4.94
Consumer	6,742,330	264,226	5.23	8,836,051	367,223	5.56
Total loans	1,219,563,330	41,501,990	4.55	998,242,607	36,009,572	4.82
Allowance for loan losses	5,681,965	—		4,547,561	—
Total loans, net of allowance	1,213,881,365	41,501,990	4.57	993,695,046	36,009,572	4.85
Total interest earning assets(1)	1,413,764,091	45,499,955	4.30	1,156,070,227	39,126,205	4.52
Non-interest bearing cash	38,310,630			37,026,180
Premises and equipment	36,276,841			34,027,742
Other assets	73,661,099			66,370,469
Total assets(1)	1,562,012,661			1,293,494,618
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	101,179,412	91,720	0.12	91,100,841	82,784	0.12
Money market and NOW	385,850,290	699,177	0.24	324,790,478	525,729	0.22
Time deposits	442,276,925	3,210,756	0.97	368,224,542	2,442,096	0.89
Total interest bearing deposits	929,306,627	4,001,653	0.58	784,115,861	3,050,609	0.53
Borrowed funds	149,174,160	1,181,980	1.06	92,642,522	435,432	0.63
Total interest bearing liabilities	1,078,480,787	5,183,633	0.64	876,758,383	3,486,041	0.53
Non-interest bearing deposits	322,161,864			270,392,218
	1,400,642,651			1,147,150,601
Other liabilities	13,858,179			8,149,857
Non-controlling interest	500,161			255,723
Stockholders’ equity	147,011,670			137,938,437
Total liabilities and stockholders’ equity	$1,562,012,661			$1,293,494,618
Net interest spread(1)			3.66			3.99
Net interest margin(1)		$40,316,322	3.81%		$35,640,164	4.12%

(1)

Interest income is presented on a fully taxable equivalent (FTE) basis.  The FTE basis adjusts for the tax favored status of these types of assets.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the nine months ended September 30, 2016 and 2015.  We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Nine months ended September 30,
	2016 compared to 2015
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$1,385	$1,863	$(478)
Interest bearing deposits	(15)	(28)	13
Investment Securities(1)
U.S. treasury	6,224	6,214	10
U.S. government agency	(168,624)	27,573	(196,197)
Corporate bond	42,188	—	42,188
Mortgage backed securities	534,347	17,537	516,810
Municipal securities	346,802	(177,837)	524,639
Other	119,025	53,973	65,052
Loans:(1)
Commercial	247,463	(521,084)	768,547
Mortgage	5,347,952	(4,192,903)	9,540,855
Consumer	(102,997)	(36,475)	(66,522)
Total interest income (1)	6,373,750	(4,821,167)	11,194,917

Interest bearing liabilities
Savings	8,936	(698)	9,634
Money market and NOW	173,448	64,874	108,574
Time deposits	768,660	233,311	535,349
Borrowed funds	746,548	392,107	354,441
Total interest expense	1,697,592	689,594	1,007,998

Net interest income(1)	$4,676,158	$(5,510,761)	$10,186,919

(1)

Interest income is presented on a fully taxable equivalent (FTE) basis.  The FTE basis adjusts for the tax favored status of these types of assets.  Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations.  See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses.  The provision for loan losses for the nine months ended September 30, 2016 was $1.4 million, an increase of $474 thousand compared to $911 thousand for the nine months ended September 30, 2015.  Management identified probable losses in the loan portfolio and recorded charge-offs of $21 thousand for the nine months ended September 30, 2016, compared to $893 thousand for the nine months ended September 30, 2015.  Recoveries were $79 thousand for the nine months ended September 30, 2016 compared to $154 thousand for the comparable nine months in 2015.

The increase in our provision for loan losses during the nine months ended September 30, 2016 compared to the same period last year is due to the increase in our loans held-for-investment portfolio and an increase in our reserves on specific loans.  The reserves on specific loans increased primarily due to loans to one large commercial borrower, consisting of two commercial real estate loans totaling $2.5 million and 21 commercial and industrial loans totaling $1.0 million.  These loans are classified as impaired and we believe that they have been adequately reserved for at September 30, 2016.

Non-interest income.  Non-interest income totaled $6.7 million for the nine months ended September 30, 2016, an increase of $1.5 million, or 29.07%, from the corresponding period of 2015 amount of $5.2 million.

The following table outlines the amounts of and changes in non-interest income for the nine month periods.

	Nine months ended
	September 30,
	2016	2015	$ Change	% Change
Service charges on deposit accounts	$1,290,736	$1,298,809	$(8,073)	(0.62)
Gain on sales or calls of investment securities	1,226,233	65,222	1,161,011	1,780.09
Earnings on bank owned life insurance	849,525	748,755	100,770	13.46
Gain/(loss) on disposal of assets	(27,173)	19,975	(47,148)	(236.04)
Rental income	585,724	620,439	(34,715)	(5.60)
Income on marketable loans	1,746,678	1,544,462	202,216	13.09
Other fees and commissions	1,013,461	881,994	131,467	14.91
Total non-interest income	$6,685,184	$5,179,656	$1,505,528	29.07

Non-interest income increased primarily as a result of increases of $1.2 million in gains on sales of investment securities, $202 thousand on income on marketable loans, $131 thousand in other fees and commissions and $101 thousand in earnings on bank owned life insurance, partially offset by decreases of $47 thousand on gain or loss on disposal of assets, $34 thousand in rental income and $8 thousand in service charges on deposit accounts.

The increase in gain on sales of investment securities is the result of re-positioning our investment portfolio, pursuant to which we sold approximately $100.0 million of our lowest yielding, longer duration investments and $6.7 million that was called resulting in a gain on investments of $1.2 million.  The proceeds were used to repurchase investment securities with a slightly higher book yield.  There were no sales of investment securities for the nine months ending September 30, 2015, however, there were a total of five municipal bonds that were called and one agency security that matured for a total of $65 thousand in gains.

The increase in income on marketable loans is the result of increased premiums received on loans sold in the secondary market as compared to the same period last year as the market price for loan sales increased during 2016 compared to the 2015 period.  The increase in premium amounts was partially offset by a decrease in the amount of loans originated by the residential mortgage division, from $78.0 million during the nine months ended September 30, 2015 to $70.9 million during the nine months ended September 30, 2016.

The increase in other fees and commissions during the 2016 period is primarily the result of a one-time incentive fee received for our check card program during the first quarter of 2016 and an increase in commission fees to renew lines of credit.

The increase in earnings on bank owned life insurance is due to the bank owned life insurance we acquired in the Regal acquisition.

The loss on disposal of assets during the three months ended September 30, 2016 was due to the disposition of assets associated with the branch closures on September 30, 2016.

The decrease in rental income is due to the loss of a tenant at our building located on Mitchellville Road, Bowie, Maryland.  We are currently seeking tenants to occupy the available vacant space.

Service charges on deposit accounts decreased during the 2016 period as a result of lower overdraft and ATM fees compared to the same period last year.

Non-Interest Expense.  Non-interest expense increased $4.9 million or 18.89%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The following chart outlines the changes in non-interest expenses for the period.

	Nine months ended
	September 30,
	2016	2015	$ Change	% Change
Salaries and benefits	$15,711,901	$12,918,194	$2,793,707	21.63
Occupancy and equipment	5,279,134	4,217,277	1,061,857	25.18
Data processing	1,165,862	1,070,191	95,671	8.94
FDIC insurance and State of Maryland assessments	806,960	742,520	64,440	8.68
Merger and integration	661,018	—	661,018	(100.00)
Core deposit premium amortization	629,368	597,843	31,525	5.27
(Gain) loss on sale of other real estate owned	(80,220)	29,214	(109,434)	(374.59)
OREO expense	295,381	354,736	(59,355)	(16.73)
Director Fees	496,500	491,000	5,500	1.12
Network Services	410,448	539,626	(129,178)	(23.94)
Telephone	594,214	489,021	105,193	21.51
Other operating	5,004,039	4,604,174	399,865	8.68
Total non-interest expenses	$30,974,605	$26,053,796	$4,920,809	18.89

Non-interest expenses increased $4.9 million for the nine month period ending September 30, 2016 compared to the same period of 2015, primarily as a result of increases in salaries and benefits, occupancy and equipment, merger and integration expenses, telephone expense and other operating expenses, partially offset by a gain on other real estate owned properties and decreases in network services and OREO expense.  Salaries and benefits increased $2.8 million, primarily as a result of additional staff due to the acquisition of Regal Bank, the addition of four new commercial lenders since September 30, 2015 and the additional staff for our two new Rockville locations.  Also included in salaries and benefits is severance payments of $443 thousand associated with the strategic reduction in our operating staff as previously discussed.  Occupancy and equipment increased $1.1 million and telephone expense increased $105 thousand primarily as a result of the additional branches acquired in the Regal Bank acquisition and our two new Rockville locations.  Also included in occupancy and equipment expense was a lease abandonment accrual of $285 thousand related to the closing of our Odenton branch on September 30, 2016.  Merger and integration expenses include approximately $412 thousand in severance payments associated with merger-related staff reductions, for which there was no corresponding expenses during the nine months ended September 30, 2015.  Other operating expenses increased primarily as result of increases in software expense, visa debit expense and audit and exam expenses.  Gain on the sale of other real estate properties increased $109 thousand as a result of recording a gain of $80 thousand for six OREO properties that sold during the nine months ending September 30, 2016 compared to a net loss of $29 thousand on the sale of four OREO properties sold during the same period last year.  Network services costs decreased as a result of our transition from outsourced services to internal monitoring with respect to our information technology.  Finally, OREO expense decreased as a result of a reduction in our OREO portfolio.

Income Taxes.  We had income tax expense of $4.4 million (33.42% of pre-tax income) for the nine months ended September 30, 2016 compared to income tax expense of $4.1 million (32.62% of pre-tax income) for the same period in 2015. Taxes were higher during the 2016 period primarily because income increased as compared to the same nine months last year.

Net income available to common stockholders.  Net income available to common stockholders was $8.8 million or $0.82 per basic and $0.80 per diluted common share for the nine month period ending September 30, 2016 compared to net income available to common stockholders of $8.5 million, or $0.80 per basic and $0.78 per diluted common share, for the same period in 2015.  The increase in net income available to common stockholders for the 2016 period was primarily the result of the increases of $4.6 million in net interest income and $1.5 million in non-interest income,  offsetting increases of $4.9 million in non-interest expenses and $474 thousand in the provision for loan losses.

Analysis of Financial Condition

Investment Securities.  Our portfolio consists of investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, securities issued by states, counties and municipalities, corporate bonds, mortgage backed securities, and certain equity securities (recorded at cost), including Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Community Bankers Bank stock.

We have prudently managed our investment portfolio to maintain liquidity and safety. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  Although we periodically sell securities to reposition the portfolio, generally, we invest in securities for the yield they produce and not to profit from trading the securities. We continually evaluate our investment portfolio to ensure it is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in our portfolio.

The investment securities at September 30, 2016 amounted to $201.8 million, an increase of $7.1 million, or 3.66%, from the December 31, 2015 amount of $194.7 million.  As outlined above, at September 30, 2016, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized gains of $961 thousand at September 30, 2016 (reflected as $582 thousand net of taxes) as compared to net unrealized gains of $63 thousand (reflected as $38 thousand net of taxes) at December 31, 2015.  The improvement in the value of the investment securities is due to a decrease in market interest rates, which resulted in an increase in bond values.  We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity.  We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security.  As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio.  Net of allowance, unearned fees and origination costs, loans held for investment increased $145.4 million or 12.68% to $1.3 billion at September 30, 2016 from $1.1 billion at December 31, 2015.  The loan growth during 2016 was primarily due to new commercial real estate originations resulting from our enhanced presence in our market area.  Commercial real estate loans increased by $120.1 million, residential real estate loans increased by $5.5 million, commercial and industrial loans increased by $22.8 million and consumer loans decreased $1.5 million from their respective balances at December 31, 2015.  The decrease in our consumer loans is the result of loan pay-downs during the period.

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties.  The majority of our loan portfolio consists of commercial real estate loans and commercial and industrial loans. Due to the recent acquisition of Regal Bank, however, our lending activity has expanded to include the Baltimore metropolitan area.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	September 30, 2016			December 31, 2015
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$199,685,195	$51,595,844	$251,281,039	$193,909,818	$57,212,598	$251,122,416
Investment	397,470,894	47,068,097	444,538,991	298,434,087	57,749,376	356,183,463
Hospitality	124,485,693	11,078,296	135,563,989	91,440,548	10,776,561	102,217,109
Land and A&D	50,327,621	6,040,417	56,368,038	50,584,469	7,538,964	58,123,433
Residential Real Estate
First Lien-Investment	71,563,672	25,082,102	96,645,774	69,121,743	31,534,452	100,656,195
First Lien-Owner Occupied	50,891,769	46,306,130	97,197,899	37,486,858	52,204,717	89,691,575
Residential Land and A&D	38,609,391	6,184,542	44,793,933	35,219,801	6,578,950	41,798,751
HELOC and Jr. Liens	23,746,164	3,733,909	27,480,073	24,168,289	4,350,956	28,519,245
Commercial and Industrial	131,417,656	6,880,841	138,298,497	105,963,233	9,519,465	115,482,698
Consumer	5,237,924	155,756	5,393,680	6,631,311	243,804	6,875,115
	1,093,435,979	204,125,934	1,297,561,913	912,960,157	237,709,843	1,150,670,000
Allowance for loan losses	(5,967,482)	(384,911)	(6,352,393)	(4,821,214)	(88,604)	(4,909,818)
Deferred loan costs, net	1,222,039	—	1,222,039	1,274,533	—	1,274,533
	$1,088,690,536	$203,741,023	$1,292,431,559	$909,413,476	$237,621,239	$1,147,034,715

(1)

As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, and Regal, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB and Regal Bank (acquired).

Bank owned life insurance.  At September 30, 2016, we have invested $37.3 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T, and former officers of WSB and Regal Bank.  This represents a $715 thousand increase from December 31, 2015 as a result of interest earned on these policies. Earnings on bank owned life insurance were $849 thousand during the nine months ended September 30, 2016, which earnings were partially offset by an expense of $134 thousand in expenses associated with the policies.

Deposits.  The deposit portfolio increased $65.4 million, or 5.29%, during the nine month period ending September 30, 2016, to $1.3 billion at September 30, 2016 compared to $1.2 billion at December 31, 2015.  The deposit increase was comprised of increases of $65.0 million, or 7.16% in interest bearing deposits and $418 thousand, or 0.13%, in non-interest bearing deposits.

The following table outlines the changes in interest bearing deposits:

	September 30,	December 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$456,358	$443,463	$12,895	2.91%
Interest bearing checking	414,790	367,239	47,551	12.95
Savings	101,178	96,629	4,549	4.71
Total	$972,326	$907,331	$64,995	7.16%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (Promontory).  Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits.  When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program.  We can also place deposits through this network without receiving matching deposits.  At September 30, 2016, we had $39.9 million in CDARS and $122.8 million in money market accounts through Promontory’s reciprocal deposit program compared to $43.5 million and $97.0 million, respectively, at December 31, 2015.  We acquired $18.0 million in brokered certificates of deposit in the WSB acquisition in 2013 and $10.9 million in brokered certificates of deposit in the Regal acquisition in 2015.  At December 31, 2015, the balance of brokered deposits was $14.0 million.

During the nine months ending September 30, 2016, $9.0 million of brokered certificate of deposits matured bringing the remaining balance of our brokered deposits at September 30, 2016 to $5.0 million.  This balance will continue to decrease as brokered certificates of deposit mature.  We expect that we will continue to use brokered deposits as an element of our funding strategy when required to maintain an acceptable loan to deposit ratio.

Borrowings.  Short-term borrowings consist of short-term borrowings with the Federal Home Loan Bank of Atlanta (“FHLB”) and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank.  These obligations are payable on demand and are secured by investments.  At September 30, 2016, we had $110.0 million outstanding in short term FHLB borrowings, compared to $74.0 million at December 31, 2015.  At September 30, 2016 and December 31, 2015, we had no unsecured promissory notes and $31.8 million and $33.5 million, respectively, in secured promissory notes.

Long-term borrowings consist primarily of the Notes in the amount of $35.0 million (fair value of $34.0 million).  The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15.  Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption.  Also included in long-term borrowings is trust preferred subordinated debentures we acquired in the Regal acquisition, which consist of two trusts - Trust 1 in the amount of $4.0 million (fair value adjustment of $1.6 million) maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment of $1.3 million) maturing in 2035.

In addition to the trust preferred subordinated debentures, long-term borrowings at December 31, 2015 included a promissory note of Pointer Ridge, a portion of which Old Line Bancshares had guaranteed.  On September 2, 2016, after acquiring a 100% interest in Pointer Ridge, we paid off the entire $5.8 million principal amount of the promissory note, which would have matured on September 5, 2016.

Liquidity and Capital Resources.  Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff.  Our management monitors the liquidity position daily in conjunction with regulatory guidelines.  As further discussed below, we have credit lines, unsecured and secured, available from several correspondent banks totaling $38.5 million.  Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond.  We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary.  We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity.  From time to time we may sell or participate out loans to create additional liquidity as required.  Additional sources of liquidity include funds held in time deposits and cash flow from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks.  On September 30, 2016, we had $28.7 million in cash and due from banks, $1.2 million in interest bearing accounts, and $301 thousand in federal funds sold.  As of December 31, 2015, we had $40.2 million in cash and due from banks, $1.1 million in interest bearing accounts, and $2.3 million in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits.  We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit.  Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the nine months ended September 30, 2016.  Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at September 30, 2016.  In addition, Old Line Bank has $33.5 million in available lines of credit at September 30, 2016, consisting of overnight federal funds of $28.5 million and repurchase agreements of $5.0 million from its correspondent banks.  Old Line Bank has an additional secured line of credit from the FHLB of $474.9 million at September 30, 2016.  As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB.  Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings.  Therefore, we have provided collateral to support up to $205.3 million in lendable collateral value for FHLB borrowings.  We may increase availability by providing additional collateral.  Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $31.8 million in repurchase agreements.

The Board of Governors of the Federal Reserve System and the FDIC have approved rules implementing Basel III.  Under the rules, minimum requirements increased for both the quantity and quality of capital held by Old Line Bancshares and Old Line Bank.  The rules include a new common equity Tier 1 capital for risk-weighted assets minimum ratio of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%.  A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements.  The capital conservation buffer is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019.  The rules include strict eligibility criteria for regulatory capital instruments and also revise the prior definitions and calculations of Tier 1 capital, Total Capital, and risk-weighted assets.  Old Line Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations.  This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The phase-in period for these rules became effective for Old Line Bancshares and Old Line Bank on January 1, 2015, with full compliance with all of the rules’ requirements phased in over a multi-year schedule, to be fully phased in by January 1, 2019.  As of September 30, 2016, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the new rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital.  Regulatory capital and regulatory assets below also reflect decreases of $582 thousand and $961 thousand, respectively, which represents unrealized gains (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale.  In addition, the risk-based capital reflects an increase of $6.4 million for the general loan loss reserve during the nine months ended September 30, 2016.

As of September 30, 2016, Old Line Bank met all capital adequacy requirements to be considered well capitalized.  There were no conditions or events since the end of the third quarter of 2016 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at September 30, 2016.

			Minimum capital		To be well
	Actual		adequacy		capitalized
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$159,762	11.44%	$62,870	4.5%	$90,813	6.5%
Total capital (to risk weighted assets)	$166,393	11.91%	$111,770	8%	$139,712	10%
Tier 1 capital (to risk weighted assets)	$159,762	11.44%	$83,827	6%	$111,770	8%
Tier 1 leverage (to average assets)	$159,762	10.09%	$63,319	4%	$79,149	5%

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of its outstanding common stock.  As of September 30, 2016, 339,237 shares have been repurchased at an average price of $15.73 per share.  The repurchased shares have been returned to the status of authorized but unissued shares. We have repurchased shares for a total cost of approximately $5.3 million since the board of directors authorized such repurchases.

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms.  These loans do not meet the criteria for, and are therefore not included in, nonperforming assets.  Management, however, classifies potential problem loans as either special mention, watch, or substandard.  These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests.  Potential problem loans, which are not included in nonperforming assets, amounted to $35.1 million at September 30, 2016 compared to $33.8 million at December 31, 2015.  At September 30, 2016, we had $18.1 million and $18.5 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $16.9 million and $20.6 million, respectively, at December 31, 2015.

Acquired Loans.  Loans acquired in mergers are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses.  Generally accepted accounting principles require that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a nonperforming loan. The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our expectations or payment in full of amounts due. Purchased, credit-impaired loans that perform consistent with the accretable yield expectations are not reported as non-accrual or nonperforming.

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At September 30, 2016, there was $385 thousand of allowance reserved for potential loan losses on acquired loans compared to $89 thousand at December 31, 2015.

Nonperforming Assets.  As of September 30, 2016, our nonperforming assets totaled $10.4 million and consisted of $7.3 million of nonaccrual loans, $1.1 million loans past due 90 days and still accruing and other real estate owned of $1.9 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	September 30, 2016			December 31, 2015
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Land and A&D	$—	$—	$—	$—	$128,938	$128,938
Residential Real Estate:
First Lien-Owner Occupied	223,601	885,152	1,108,753	—	—	—
Consumer	34,994	—	34,994	—	499	499
Total accruing loans 90 or more days past due	258,595	885,152	1,143,747	—	129,437	129,437
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$2,398,105	$—	$2,398,105	$2,474,813	$—	$2,474,813
Investment	—	—	—	—	64,447	64,447
Hospitality	1,355,719	—	1,355,719	—	—	—
Land and A&D	—	197,451	197,451	—	261,700	261,700
Residential Real Estate:
First Lien-Investment	192,501	176,335	368,836	102,443	580,696	683,139
First Lien-Owner Occupied	—	297,451	297,451	—	566,701	566,701
Commercial and Industrial	1,856,432	873,796	2,730,228	1,842,819	—	1,842,819
Consumer	—	—	—	—	—	—
Total Non-accruing loans:	5,802,757	1,545,033	7,347,790	4,420,075	1,473,544	5,893,619

Other real estate owned (“OREO”)	425,000	1,509,720	1,934,720	425,000	2,047,044	2,472,044

Total nonperforming assets	$6,486,352	$3,939,905	$10,426,257	$4,845,075	$3,650,025	$8,495,100

Accruing Troubled Debt Restructurings
Residential Real Estate:
Land and A&D	$—	$91,669	$91,669	$—	$—	$—
First Lien-Investment	—	67,083	67,083	—	—	—
First Lien-Owner Occupied	—	667,125	667,125	—	631,777	631,777
Commercial and Industrial	—	76,681	76,681	—	79,574	79,574
Total Accruing Troubled Debt Restructurings	$—	$902,558	$902,558	$—	$711,351	$711,351

The table below reflects our ratios of our nonperforming assets at September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.59%	0.53%
Total nonperforming assets as a percentage of total assets	0.45%	0.38%
Total nonperforming assets as a percentage of total loans held for investment	0.59%	0.53%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.80%	0.74%
Total nonperforming assets as a percentage of total assets	0.63%	0.56%
Total nonperforming assets as a percentage of total loans held for investment	0.80%	0.74%

The table below presents a breakdown of the recorded book balance of non-accruing loans at September 30, 2016 and December 31, 2015.

	September 30, 2016				December 31, 2015
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	3	$2,398,105	$2,398,105	$72,329	3	$2,474,813	$2,474,813	$7,096
Hospitality	1	1,355,719	1,355,719	49,193	—	—	—	—
Residential Real Estate
First Lien-Investment	1	192,501	192,501	6,017	1	102,443	102,443	—
Commercial and Industrial	25	1,856,432	1,856,432	244,431	24	1,842,819	1,842,819	5,768
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans	30	5,802,757	5,802,757	371,970	28	4,420,075	4,420,075	12,864

Acquired (1)
Commercial Real Estate:
Land and A & D	2	488,313	197,451	141,986	1	267,113	261,700	7,442
Residential Real Estate
First Lien-Investment	1	237,985	176,335	50,934	5	542,547	468,156	59,207
First Lien-Owner Occupied	3	297,451	297,451	97,073	3	754,408	743,688	20,887
Commercial and Industrial	1	873,796	873,796	198,912	—	—	—	—
Total non-accrual loans	7	$1,897,545	$1,545,033	$488,905	9	$1,564,068	$1,473,544	$87,536
Total all non-accrual loans	37	$7,700,302	$7,347,790	$860,875	37	$5,984,143	$5,893,619	$100,400

(1)

Generally accepted accounting principles require that we record acquired loans at fair value at acquisition which includes a discount for loans with credit impairment.  These loans are not performing according to their contractual terms and meet our definition of a nonperforming loan.  The discounts that arise from recording these loans at fair value were due to credit quality.  Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-accrual legacy loans at September 30, 2016 increased $1.4 million from December 31, 2015, primarily due to the addition of one commercial real estate hospitality loan.

Non-accrual acquired loans at September 30, 2016 increased $71 thousand from December 31, 2015, primarily due to the addition of one commercial real estate loan, which offset a decrease in residential mortgage loans.

At September 30, 2016, legacy OREO consisted of one property.

Acquired OREO at September 30, 2016, decreased $537 thousand from December 31, 2015. The decrease in acquired OREO was driven by the sale of six properties, which offset the transfer of one property into OREO and a credit adjustment on one acquired property from the Regal merger.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
Nine Months Ended September 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,168,529	$3,046,714	$682,962	$11,613	$4,909,818
General provision for loan losses	34,785	963,626	397,153	(11,022)	1,384,542
Recoveries	42,431	—	22,147	14,666	79,244
	1,245,745	4,010,340	1,102,262	15,257	6,373,604
Loans charged off	(4,471)	—	(10,154)	(6,586)	(21,211)
Ending Balance	$1,241,274	$4,010,340	$1,092,108	$8,671	$6,352,393
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$525,195	$606,577	$—	$—	$1,131,772
Other loans not individually evaluated	716,079	3,403,763	707,197	8,671	4,835,710
Acquired Loans:
Individually evaluated for impairment	—	—	384,911	—	384,911
Ending balance	$1,241,274	$4,010,340	$1,092,108	$8,671	$6,352,393

		Commercial	Residential	Other
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Provision for loan losses	675,598	495,537	282,398	(142,549)	1,310,984
Recoveries	16,068	20	135,908	58,105	210,101
	1,388,037	3,053,925	1,345,301	15,657	5,802,920
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Allowance allocated to:
Legacy Loans:
Individually evaluated for impairment	$605,336	$119,199	$—	$—	$724,535
Other loans not individually evaluated	555,982	2,934,726	594,358	11,613	4,096,679
Acquired Loans:
Individually evaluated for impairment	—	—	88,604	—	88,604
Ending balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818

The ratios of the allowance for loan losses are as follows:

	September 30, 2016	December 31, 2015
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.49%	0.43%
Non-accrual loans	86.47%	83.31%
Net charge-offs to average loans	0.00%	0.07%

During the nine months ended September 30, 2016, we charged off $21 thousand in loans through the allowance for loan losses.

The allowance for loan losses represented 0.49% and 0.43% of gross loans held for investment at September 30, 2016 and December 31, 2015, respectively and 0.58% and 0.54% of legacy loans at September 30, 2016 and December 31, 2015, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2016 and December 31, 2015, are as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$88,313	$82,875
Real estate-undisbursed development and construction	97,898	43,079
Consumer	18,879	19,577
	$205,090	$145,531
Standby letters of credit	$18,274	$17,442

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

Commitments for real estate development and construction, which totaled $97.9 million, or 47.74% of the $205.1 million of outstanding commitments at September 30, 2016, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended September 30, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$13,338,986	3.60%	3.43%
Tax equivalent adjustment
Federal funds sold	4	—	—
Investment securities	243,510	0.07	0.07
Loans	231,536	0.06	0.06
Total tax equivalent adjustment	475,050	0.13	0.13
Tax equivalent interest yield	$13,814,036	3.73%	3.56%

Three months ended September 30, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$11,748,245	3.93%	3.79%
Tax equivalent adjustment
Federal funds sold	—	—	—
Investment securities	193,491	0.06	0.06
Loans	242,602	0.08	0.08
Total tax equivalent adjustment	436,093	0.14	0.14
Tax equivalent interest yield	$12,184,338	4.07%	3.93%

Nine months ended September 30, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$38,926,969	3.68%	3.53%
Tax equivalent adjustment
Federal funds sold	12	—	—
Investment securities	698,813	0.06	0.06
Loans	690,528	0.07	0.07
Total tax equivalent adjustment	1,389,353	0.13	0.13
Tax equivalent interest yield	$40,316,322	3.81%	3.66%

Nine months ended September 30, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$34,343,003	3.97%	3.84%
Tax equivalent adjustment
Federal funds sold	2	—	—
Investment securities	589,780	0.07	0.07
Loans	707,379	0.08	0.08
Total tax equivalent adjustment	1,297,161	0.15	0.15
Tax equivalent interest yield	$35,640,164	4.12%	3.99%

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

Information Regarding Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We may also include forward-looking statements in other statements that we make.  All statements that are not descriptions of historical facts are forward-looking statements.  Forward-looking statements often use words such as “believe,” “expect,” “plan,” “may,” “will,” “should,” “project,” “contemplate,” “anticipate,” “forecast,” “intend” or other words of similar meaning.  You can also identify them by the fact that they do not relate strictly to historical or current facts.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments.  Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes.  We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities.  Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us.   Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position.  We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2016 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2015.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at September 30, 2016 and December 31, 2015.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	September 30, 2016
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	301	—	—	—	301
Investment securities	—	1,499	6,393	193,939	201,831
Loans	247,342	66,833	639,816	323,570	1,277,561
Total interest earning assets	247,673	68,332	646,209	517,509	1,479,723
Interest Bearing Liabilities:
Interest-bearing transaction deposits	272,712	142,078	—	—	414,790
Savings accounts	33,726	33,726	33,726	—	101,178
Time deposits	74,049	167,117	215,192	—	456,358
Total interest-bearing deposits	380,487	342,921	248,918	—	972,326
FHLB advances	110,000	—	—	—	110,000
Other borrowings	31,776	—	—	37,777	69,553
Total interest-bearing liabilities	522,263	342,921	248,918	37,777	1,151,879
Period Gap	$(274,590)	$(274,589)	$397,291	$479,732	$327,844
Cumulative Gap	$(274,590)	$(549,179)	$(151,888)	$327,844
Cumulative Gap/Total Assets	(16.68)%	(33.36)%	(9.23)%	19.92%

	Interest Sensitivity Analysis
	December 31, 2015
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	2,326	—	—	—	2,326
Investment securities	1,500	1,500	37,821	153,885	194,706
Loans	210,191	92,863	594,825	260,903	1,158,782
Total interest earning assets	214,047	94,363	632,646	414,788	1,355,844
Interest Bearing Liabilities:
Interest-bearing transaction deposits	244,826	122,413	—	—	367,239
Savings accounts	32,210	32,210	32,210	—	96,630
Time deposits	72,208	148,981	222,274	—	443,463
Total interest-bearing deposits	349,244	303,604	254,484	—	907,332
FHLB advances	74,000	—	—	—	74,000
Other borrowings	33,557	—	5,875	3,717	43,149
Total interest-bearing liabilities	456,801	303,604	260,359	3,717	1,024,481
Period Gap	$(242,754)	$(209,241)	$372,287	$411,071	$331,363
Cumulative Gap	$(242,754)	$(451,995)	$(79,708)	$331,363
Cumulative Gap/Total Assets	(16.15)%	(30.08)%	(5.30)%	22.05%

Item 4.Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.  Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2016.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.    Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business.  Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.      Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no share repurchases by the Company during the quarter ended September 30, 2016:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

July 1 - September 30, 2016	—	—	339,237	160,763

(1)

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock.  As of September 30, 2016, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not applicable

Item 5.Other Information

None

Item 6.Exhibits

2
4.1(A)

Indenture dated as of August 15, 2016 by and between Old Line Bancshares, Inc. and U.S. Bank National Association, and Supplemental Indenture dated as of August 15, 2016, by and between Old Line Bancshares, Inc. and U.S. Bank National Association

4.2(A)	Form of 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (included in Exhibit 4.1)

4.3(A)	Registration Rights Agreement dated as of August 10, 2016, by and between Old Line Bancshares, Inc. and Sandler O’Neill & Associates, L.P., as representative of the Initial Purchasers

10.2(A)	Purchase Agreement dated August 10, 2016, by and between Old Line Bancshares, Inc. and Sandler O’Neill & Associates, L.P., as representative of the Initial Purchasers

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

(A) Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on August 15, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: November 4, 2016	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)