Form 10-K
period 2016-12-31
OLD LINE BANCSHARES INC
filed 2017-03-15
CIK 1253317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the common equity held by non‑affiliates was $145.3 million as of June 30, 2016 based on a sales price of $18.00 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2016 as reported by the NASDAQ Stock Market LLC.

The number of shares outstanding of the issuer’s Common Stock was 10,940,330 as of March 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10‑K.

OLD LINE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10‑K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

PART I

Item 1.

Cautionary Note About Forward Looking Statements

Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report constitute forward looking statements. These forward‑looking statements include: (a) our objectives, expectations and intentions, including (i) market expansion and growth in particular geographic areas, (ii) statements regarding anticipated changes in certain non‑interest expenses and that net interest income will continue to increase during 2017, (iii) maintenance of the net interest margin, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) expected losses on and our intentions with respect to our investment securities, (vi) earnings on bank owned life insurance, and (vii) the anticipated timing of, impact of and opportunities resulting from our pending acquisition of DCB Bancshares, Inc. (“DCB”); (b) sources of and sufficiency of liquidity; (c) the adequacy of the allowance for loan losses; (d) expected loan, deposit, asset, balance sheet and earnings growth; (e) expectations with respect to the impact of pending legal proceedings; (f) improving earnings per share and stockholder value; (g) realization of the deferred tax asset; and (h) financial and other goals and plans.

Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others: our ability to retain key personnel; our ability to successfully implement our growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of our investments could negatively impact stockholders’ equity; risks associated with our lending limit; expenses associated with operating as a public company; potential conflicts of interest associated with the interest in Pointer Ridge; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors which may affect us specifically or the banking industry generally; and other risks otherwise discussed in this report, including under “Item 1A. Risk Factors.”

In addition, our statements with respect to the timing of anticipated effects of and opportunities resulting from the DCB acquisition are subject to the following additional risks and uncertainties: DCB’s business may not be integrated successfully with ours or such integration may be more difficult, time consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe; revenues following the merger may be lower than expected; customer and employee relationships and business operations may be disrupted by the merger, the announcement of the merger or the pendency of the merger; the ability to obtain required regulatory and stockholder approvals; and the ability to complete the merger in the expected timeframe may be more difficult, time consuming or costly than expected, or the merger may not be completed at all.

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

We also have an investment in a real estate investment limited liability company named Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We currently own 100% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition.  In August 2016, Old Line Bank purchased the aggregate 37.5% minority interest in Pointer Ridge not held by Old Line Bancshares and on September 2, 2016, we paid off the entire $5.8 million principal amount of a promissory note previously issued by Pointer Ridge.  Pointer Ridge owns our headquarters building located at 1525 Pointer Ridge Place, Bowie, Maryland, containing approximately 40,000 square feet.  We occupy 98% of this building for our main office and operate a branch of Old Line Bank from this address.  Prior to this purchase, we owned 62.5% of Pointer Ridge.

Old Line Bank is a trust company chartered under Subtitle 2 of Title 3 of the Financial Institutions Article of the Annotated Code of Maryland. Old Line Bank was originally chartered in 1989 as a national bank under the name “Old Line National Bank.” In June 2002, Old Line Bank converted to a Maryland chartered trust company exercising the powers of a commercial bank, and received a Certificate of Authority to do business from the Maryland Commissioner of Financial Regulation (the “Commissioner”).

Old Line Bank is a Maryland chartered trust company (with all of the powers of a commercial bank). Old Line Bank does not exercise trust powers and its regulatory structure is the same as a Maryland chartered commercial bank.  Old Line Bank’s primary regulator is the Federal Deposit Insurance Corporation (“FDIC”) and it is subject to regulation, supervision and regular examination by the Commissioner and the FDIC.  Old Line Bank’s deposits are insured to the maximum legal limits by the FDIC.

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

Completed Mergers and Acquisitions

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

WSB Holdings, Inc.  On May 10, 2013, Old Line Bancshares acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”). In connection with the acquisition, WSB was merged with and into Old Line Bank, with Old Line Bank the surviving bank.  We acquired five WSB branches, its headquarters building and its established mortgage origination group in this acquisition.  The mortgage origination group originates residential real estate loans for our portfolio and loans classified as held for sale to be sold in the secondary market.  We closed two of the acquired branches on December 31, 2014 and an additional two branches on September 30, 2016.  This acquisition increased Old Line Bancshares, Inc.’s total assets by more than $310 million immediately after closing.

Maryland Bankcorp, Inc.  On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”). In connection with the acquisition, MB&T was merged with and into Old Line Bank, with Old Line Bank the surviving bank. The acquisition of MB&T’s ten full‑service branches expanded our market presence in Calvert and St. Mary’s Counties. The acquisition increased Old Line Bancshares’ total assets by more than $345 million immediately after closing to approximately $750 million.  We closed two of the acquired branches on December 31, 2014.

For more information regarding our mergers and acquisitions, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mergers and Acquisitions” and Note 2—Acquisition of Regal Bancorp, Inc. in the Notes to our Consolidated Financial Statements.

Pending Acquisition

DCB Bancshares, Inc.  On February 1, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with DCB, the parent company of Damascus Community Bank.  Pursuant to the terms of the Agreement and Plan of Merger, upon the consummation of the merger, all outstanding shares of DCB common stock will be exchanged for shares of common stock of Old Line Bancshares.  Consummation of the merger is contingent upon the approval of DCB’s stockholders as well as receipt of all necessary regulatory and third party approvals and consents.  We expect the merger to close during the second quarter of 2017.  At December 31, 2016, DCB Bancshares has consolidated assets of approximately $311 million.  DCB has six banking locations located in its primary market areas of Montgomery, Frederick and Carroll Counties.

Location and Market Area

We consider our current market area to consist of the suburban Maryland counties of Anne Arundel, Calvert, Charles, Prince George’s, Montgomery and St. Mary’s (Washington, D.C. suburbs) and Baltimore and Carroll (Baltimore City suburbs). The economy in our current market area has focused on real estate development, high technology, retail and the government sector.

Our headquarters and a branch are located at 1525 Pointer Ridge Place, Bowie, Prince George’s County, Maryland. A critical component of our strategic plan and future growth is a focus on Prince George’s and Montgomery Counties. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore City. We currently have six branch locations in Prince George’s County. As a result of the acquisition of WSB, we acquired the building located at 4201 Mitchellville Road, Bowie, Maryland which houses our mortgage group.  This loan production office primarily originates loans sold in the secondary market and has expanded our presence in the surrounding counties of the Washington D.C. metro area, including in Montgomery County, Maryland.

We opened a loan production office in Silver Spring, in Montgomery County, Maryland in 2013. We opened our first branch in Rockville, Maryland, in Montgomery County on November 10, 2015 and a second location, located in the Rockville Town Center, in June 2016.  Montgomery County is located just to the north of Washington, D.C., and is adjacent to Frederick, Howard and Prince George’s Counties in Maryland and Loudoun and Fairfax Counties in Virginia. Montgomery County is an important business and research center and is the third largest biotechnology cluster in the United States. The U.S. Department of Health and Human Services, the U.S. Department of Defense, and the U.S. Department of Commerce are among the top county employers. Several large firms are also based in the county, including Marriott International, Lockheed Martin, GEICO, Discovery Communications and the Travel Channel. Montgomery County has the 11th highest median household income in the U.S., and the second highest in the state of Maryland.  1

1 As reported by Wikipedia according to the 2012 American Community Survey prepared by the U.S. Census Bureau.

We currently have four branch offices and a loan production office located in Charles County, Maryland. Just 15 miles south of the Washington Capital Beltway, Charles County is the gateway to Southern Maryland. The northern part of Charles County is the “development district” where the commercial, residential and business growth is focused. Waldorf, White Plains and the planned community of St. Charles are located here.  Charles County has the 15th highest median household income in the U.S., and the fourth highest in the state of Maryland.

Three of our branch offices, one of which includes a loan production office, are located in Anne Arundel County, Maryland. Anne Arundel County borders the Chesapeake Bay and is situated in the high tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living for many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International Thurgood Marshal Airport (BWI) are located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.

We have two branches and a loan production office in St. Mary’s County and one branch and loan production office in Calvert County.  On January 23, 2017, we celebrated the opening of our newest branch located in Leonardtown, Maryland.  The town of Leonardtown is centrally located in St. Mary’s County.  Leonardtown is home to the county courthouse, hospital, community college and governmental center.  This office replaced the previous branch located in Callaway, Maryland. The unemployment rates in Calvert and St. Mary’s Counties are among the lowest in the state of Maryland and also consistently rank below the national average. Calvert County, located approximately 25 miles southeast of Washington, D.C., is one of several Maryland counties that comprise the Washington Metropolitan Area and is adjacent to Anne Arundel, Prince George’s, St. Mary’s and Charles Counties. Major employers in Calvert County include municipal and government agencies and Constellation Energy. St. Mary’s County is located approximately 35 miles southeast of Washington, D.C. It is adjacent to Charles and Calvert Counties and is home to the Patuxent River Naval Air Station, a major naval air testing facility on the east coast of the United States. Calvert and St. Mary’s Counties have the 19th and 21st highest median household income in the U.S., respectively.

We have two branches in Baltimore County and one branch in Carroll County that we acquired in the Regal Bancorp acquisition. The market area with respect to these three branches consists of the Baltimore metropolitan statistical area, which comprises Baltimore City and Baltimore, Carroll, Howard, Harford, Anne Arundel, and Queen Anne Counties. The economy of the Baltimore metropolitan area constitutes a diverse cross-section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment.  The largest employers in the Baltimore area include University System of Maryland, Johns Hopkins Hospital and Fort Meade.  The Baltimore region is the 20th most populous area in the United States.

The pending acquisition of DCB will expand our presence further into northern Montgomery County, southern Carroll County and eastern Frederick County, Maryland.  Damascus Community Band has six branch locations located in Damascus, Frederick, Gaithersburg, Mount Airy, Clarksburg and Monrovia, Maryland.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single‑family residential loans currently varies from $424,100 up to a maximum of $636,150 for certain high‑cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $636,150. The Washington, D.C. and Baltimore areas are both considered high‑cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans sold in the secondary market, we typically require a credit score or 640, with some exceptions provided we receive approval recommendations from FannieMae, FreddieMac or FHA’s automated underwriting approval system.  For Veteran Administration loans, we require a minimum score of 620.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held‑for‑sale.  The premium is recorded in income on marketable loans in non‑interest income, net of commissions paid to the loan officers.

Land Acquisition and Development Lending.  These loans are usually used to fund the acquisition and development of unimproved properties to be used for residential or non‑residential construction. We may provide permanent financing on the same projects for which we have provided the construction financing.

Land acquisition and development lending, while providing higher yields, may also have greater risks of loss than long‑term residential mortgage loans on improved, owner‑occupied properties.

Old Line Bank generally makes land acquisition loans with terms of up to three years and loan to value ratios of up to 65%, and land development loans with terms of up to two years and loan‑to-value ratios of up to 75%.

The primary loan‑specific risks in land and land development lending are increases in local unemployment that decrease the demand for housing, deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors that creates a risk of default, and that an appraisal on the collateral is not reflective of the true property value.  Portfolio risks include the condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

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

Lending Limit.  As of December 31, 2016, our legal lending limit for loans to one borrower was approximately $25.6 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce its credit exposure. However, this strategy may not always be available.

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

As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. We do use brokered deposits as a funding mechanism. Our primary source of brokered deposits is the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account and money market registry services, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network. At December 31, 2016, we also have $4.0 million in brokered deposits acquired in the WSB acquisition.  We did not purchase brokered deposits during 2016.

Competition

We face intense competition both in making loans and attracting deposits. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our market area and elsewhere, including Internet-based financial providers.

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

Employees

As of December 31, 2016, we had 221 full time and 13 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good.

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

Old Line Bancshares, Inc.

Old Line Bancshares, Inc. is a Maryland corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are subject to regulation by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”) and the Commissioner, and are required to file periodic reports and any additional information that the Federal Reserve Board and Commissioner may require. The Federal Reserve Board regularly examines the operations and condition of Old Line Bancshares. In addition, the Federal Reserve Board has enforcement authority over Old Line Bancshares, which includes the power to remove officers and directors and the authority to issue cease and desist orders to prevent Old Line Bancshares from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

The Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person, or persons acting in concert, to file a written notice with the Federal Reserve Board before the person or persons acquire direct or indirect “control” of a bank or bank holding company. As a general matter, a party is deemed to control a bank or bank holding company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a bank or bank holding company if the investor owns or controls 10% or more of any class of voting stock and (i) the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 and (ii) no other person owns, controls or has the power to vote a greater percentage of that class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of Old Line Bancshares, Inc. were to exceed the above thresholds, the investor could be deemed to “control” Old Line Bancshares, Inc. for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

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

There are two main categories of capital under the capital adequacy guidelines. Tier 1 capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock) and, in certain circumstances and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets, and certain other deductions. Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate‑term preferred stock and, subject to limitations, general allowances for credit losses. Tier 2 capital is limited to the amount of Tier 1 capital. Accumulated other comprehensive income (positive or negative) must be reflected in regulatory capital.

In addition to the minimum leverage requirements, banks and bank holding companies are expected to maintain minimum ratios of capital to risk-weighted assets, or “risk-based capital ratios.” Under the capital rules, risk-based capital ratios are calculated by dividing Tier 1 and total risk-based capital, respectively, by risk-weighted assets. In July 2013, the federal bank regulatory agencies issued a final rule implementing the capital standards of the Basel Committee on Banking Supervision and the minimum capital requirements and certain other provisions of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd‑Frank Act”). The rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies. Among other things, the rule established a new minimum common equity Tier 1 risk-based capital ratio requirement of 4.5%, a minimum Tier 1 risk-based capital ratio requirement of 6.0%, a minimum total risk-based capital ratio requirement of 8.0% and a minimum leverage ratio requirement of 4.0%. The capital requirements also include changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. Additionally, subject to a transition schedule, the rule limits a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.  Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase ratably each subsequent January 1, until it reaches 2.5% on January 1, 2019.

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized. Under these regulations, a bank is considered to be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a common equity Tier 1 risk-based capital ratio of 6.5% or greater, and a Tier 1 leverage capital ratio of 5% or greater, and was not subject to any written capital order or directive; (ii) “adequately capitalized” if it had a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater,  a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it had a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6.0%,  a common equity Tier 1 risk-based capital ratio of less than 4.5%, or a Tier 1 leverage capital ratio of less than 4.0% (3.0% under certain circumstances); (iv) “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a common equity Tier 1 risk-based capital ratio of less than 3.0%, or a Tier 1 leverage capital ratio of less than 3.0%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets was equal to or less than 2.0%. Under certain circumstances, a bank regulatory agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the bank regulatory agency may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2016, Old Line Bank was “well capitalized” for this purpose and its capital exceeded all applicable requirements.

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

Deposit Insurance Assessments

The deposits of Old Line Bank are insured up to applicable limits per insured depositor by the FDIC. The Dodd‑Frank Act permanently increased the FDIC deposit insurance coverage per separately insured depositor for all account types to $250,000. The FDIC assesses deposit insurance premiums on all insured depository institutions. Under the FDIC’s risk‑based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky to the deposit insurance fund paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd‑Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits. Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Maryland Regulatory Assessment

The Commissioner assesses state chartered banks to cover the expense of regulating banking institutions. Old Line Bank’s asset size determines the amount of the assessment. In 2016, we paid $142 thousand to the Commissioner.

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

Liquidity

Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equaled to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board’s Regulation D, which applies to all depository institutions.  During 2016, amounts in transaction accounts above $15.2 million and up to $56.8 million were required to have reserves held against them in the ratio of 3% of such amounts. Amounts above $56.8 million required reserves of 10% of the amount in excess of $56.8 million. The Federal Reserve Board changes its reserve requirements on an annual basis and Old Line Bank is subject to new requirements for 2017. Old Line Bank was in compliance with its reserve requirements at December 31, 2016 and is in compliance with its current reserve requirements.

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

Risk Factors Related to the Pending Merger with DCB Bancshares, Inc.

We may fail to realize all of the anticipated benefits of the merger.    The success of the pending merger with DCB, as discussed above under “Item 1 – Business,” will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with DCB’s.  To realize these anticipated benefits and cost savings, however, we must successfully combine the businesses of Old Line Bancshares and DCB.  If we are unable to do so, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Old Line Bancshares and DCB have operated and, until the completion of the merger, will continue to operate, independently.  It is possible that the integration process could result in the loss of key employees, the loss of key depositors or other bank customers and the disruption of DCB’s ongoing business, as well as or inconsistencies in standards, controls, procedures and policies that adversely affect DCB’s ability to maintain its relationships with its clients, customers, depositors and employees, which could have a negative impact on our ability to achieve the anticipated benefits of the merger.  Integration efforts between the two companies may, to some extent, also divert management’s attention and resources.  These integration matters could have an adverse effect on each of Old Line Bancshares and DCB during such transition period.

The market price of Old Line Bancshares common stock after the merger may be affected by factors different from those affecting our shares currently.  The businesses of Old Line Bancshares and DCB differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations and market prices of our common stock.

We will be subject to business uncertainties while the merger is pending.  Uncertainty about the effect of the merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of Old Line Bancshares and DCB.  These uncertainties may impair Old Line Bancshares’ and DCB’s ability to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the merger.  Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with Old Line Bancshares or DCB to seek to change existing business relationships with Old Line Bancshares or DCB or fail to extend an existing relationship.  In addition, competitors may target each party’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

Further, the pursuit of the merger and the preparation for the integration in connection therewith may place a burden on each of Old Line Bancshares’ and DCB’s management and internal resources.  Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations both before and after consummation of the merger.

If the merger is not completed, Old Line Bancshares will have incurred substantial expenses without realizing the expected benefits.    Old Line Bancshares has incurred substantial expenses in connection with the execution of the merger agreement and the merger.  The completion of the merger depends on the satisfaction of specified conditions, including regulatory approvals and the requisite approval of DCB’s stockholders.  There is no guarantee that these conditions will be met.  If the merger is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits for which these expenses were incurred.

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.    Before the merger may be completed, we must obtain various regulatory approvals. These regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the merger or require changes to the terms of the merger that are not anticipated or that have a material adverse effect.  Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting our revenues following the merger, any of which might have a material adverse effect on us following the merger.  If the consummation of the merger is delayed, including by a delay in receipt of necessary regulatory approvals, our business, financial condition and results of operations may also be materially adversely affected.

Failure to complete the merger could negatively impact our stock price and future business and financial results.  If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	We may be required, under certain circumstances, to pay DCB a termination fee of approximately $1.3 million under the merger agreement;
•	We will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees; and
•

Matters relating to the merger may require substantial commitments of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to Old Line Bancshares as an independent company.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees.  We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the merger agreement.

If the merger is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

Risk Factors Related to Old Line Bancshares’ Business

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

We may fail to realize all of the anticipated benefits of the merger with DCB Bancshares.  In February 2017, we announced execution of merger agreement with DCB Bancshares, Inc. (DCB) the parent company of Damascus Community Bank.  The ultimate success of the merger will depend, in part, on our ability to realize the anticipated benefits from combining our business with DCB.  It is possible that the continuing integration process could result in the loss of key employees, the loss of key depositors or other bank customers, the disruption of our ongoing businesses or inconsistencies in standard controls, procedures and policies that adversely affect our ability to maintain our relationships with our clients, customers, depositors and employees or to achieve the anticipated benefits of the merger.

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

A worsening of economic conditions could adversely affect our results of operations and financial condition.  Changes in prevailing economic conditions, including declining real estate values, changes in interest rates that may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results. We continue to operate in a challenging and uncertain economic environment.  Economic growth continues to be slow and uneven. A return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the demand for our products and services, the value of our loans and investments, and our ongoing operations, costs and profitability.  In any case, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future. Further continuing economic uncertainty, including regarding concerns about U.S. debt levels and related governmental actions, including potential tariffs on imports into the United States and cuts in government spending, may negatively impact economic conditions going forward. In addition, an increase in unemployment levels may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

If the Federal Reserve Board continues to increase the federal funds rate in the near term, as is expected, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic growth.  In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our business borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

A worsening of credit markets and economic conditions could adversely affect our liquidity.  Old Line Bank must maintain sufficient liquidity to ensure cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes. We obtain funding through deposits and various short term and long term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta and others. Economic uncertainty and disruptions in the financial system may adversely affect our liquidity. Dramatic declines in the housing market and falling real estate prices coupled with increased foreclosures and unemployment, resulted in significant asset value write downs by financial institutions during and after the last U.S. recession, including government sponsored entities and investment banks. These investment write downs caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity. To mitigate this risk, we closely monitor our liquidity and maintain a line of credit with the Federal Home Loan Bank and have received approval to borrow from the Federal Reserve Bank of Richmond

Our concentrations of loans in various categories may also increase the risk of credit losses.  We currently invest more than 25% of our capital in various loan types and industry segments, including commercial real estate loans and loans to the hospitality industry (hotels/motels). While declines in the local commercial real estate market following the last recession have not caused the collateral securing our loans to exceed acceptable loan to value ratios, a deterioration in the commercial real estate market could cause deterioration in the collateral securing these loans and/or a decline in our customers’ earning capacity. This could negatively impact us. Although we have made a large portion of our hospitality loans to long-term, well-established operators in strategic locations, a decline in the occupancy rate in these facilities could negatively impact their earnings. This could adversely impact their ability to repay their loan, which would adversely impact our net income.

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

In addition, because regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal or state regulation of financial institutions may change in the future and impact our operations. In light of the performance of and government intervention in the financial sector, there may be significant changes to the banking and financial institutions’ regulatory agencies in the future.  Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the service and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors.

Non-Compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions.  Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities.  Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected.  These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems.  During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations.  In addition, the U.S. Government has previously imposed laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations

Requirements to hold more capital could have a material adverse impact on us. The impact of the revised capital rules on our financial condition and operations is uncertain but could be materially adverse.  In July 2013, the Federal Reserve Board adopted a final rule for the Basel III capital framework. These rules substantially amended the regulatory risk-based capital rules applicable to us and increased the minimum levels of capital we are required to hold, as discussed in “Item 1. Business – Supervision and Regulation – Capital Adequacy Guidelines.” The rules apply to Old Line Bancshares as well as to the Bank. These rules include a capital conservation buffer that phases in over a period of years that began in 2016 and will become fully effective in 2019. Failure to satisfy the additional capital requirements of the capital conservation buffer will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. The rules establish a maximum percentage of eligible retained income that may be utilized for such actions if the capital requirements of the buffer are not fully satisfied. Beginning January 1, 2017, our capital requirements with the applicable capital conservation buffer are (i) a common equity Tier 1 risk-based capital ratio of 5.75%, (ii) a Tier 1 risk-based capital (common Tier 1 capital plus Additional Tier 1 capital) ratio of 7.25% and (iii) a total risk-based capital ratio of 9.25%. The capital conservation buffer does not apply to our leverage ratio requirement, which will remain at 4.0%. Once the capital conservation buffer is fully phased in, the resulting requirements will be a common equity Tier 1 risk-based capital ratio of 7%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%.  These increased capital requirements may have a material adverse impact on our liquidity and results of operations, or the failure to satisfy such requirements may result in our inability to pay dividends on or repurchase shares of our common stock, which could also negatively impact the market price for our stock, and may negatively impact our ability to retain personnel if our ability to pay retention bonuses is compromised.

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

Our business may be adversely affected by increasing prevalence of fraud and other financial crimes.  As a financial institution, we are subject to risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased.  We believe we have controls in place to detect and prevent such losses, but in some cases multi-party collusion or other sophisticated methods of hiding fraud may not be readily detected or detectable, and could result in losses that affect our financial condition and results of operations.

Financial crime is not limited to the financial services industry.  Our customers could experience fraud in their businesses, which could materially impact their ability to repay their loans, and deposit customers in all financial institutions are constantly and unwittingly solicited by others in fraud schemes that vary from easily detectable and obvious attempts to high-level and very complex international schemes that could drain an account of millions of dollars and require detailed financial forensics to unravel.  While we have controls in place, contractual agreements with our customers partitioning liability, and insurance to help mitigate the risk, none of these are guarantees that we will not experience a loss, potentially a loss that could have a material adverse effect on our financial condition, reputation and results of operations.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.  The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending.  Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations.  A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2016 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

Because we serve a limited market area in Maryland, an economic downturn in our market area could more adversely affect us than it affects our larger competitors that are more geographically diverse.  Our current market area consists of the suburban Maryland counties of Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Prince George’s and St. Mary’s. If the pending merger with DCB is consummated this market area will expand into Frederick County, Maryland, and we may expand in contiguous northern and western Counties, such as Howard County, Maryland. Broad geographic diversification, however, is not currently part of our community bank focus. Overall, during and following the most recent recession, the business environment has negatively impacted many businesses and households in the United States and worldwide. Although the economic decline has not impacted the suburban Maryland and Washington D.C. suburbs as adversely as other areas of the United States, it has caused an increase in unemployment and business failures and a decline in property values. As a result, if our market area should suffer another economic downturn, it may more severely affect our business and financial condition than it affects larger bank competitors. In particular, due to the proximity of our market area to Washington, D.C., decreases in spending by the Federal government or threatened cuts to Federal government employment could impact us to a greater degree than banking companies that serve a larger or a different geographical area. Our larger competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area. Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

We originate and retain in our portfolio residential mortgage loans. A downturn in the local real estate market and economy could adversely affect earnings.  Our loan portfolio includes residential mortgage loans that we originate. Although the local real estate market and economy in our market areas have performed better than many other markets during the past few years, a downturn could cause higher unemployment; and more delinquencies, and could adversely affect the value of properties securing loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

Recent regulations may negatively impact our origination of mortgage loans for sale into the secondary market.  The Dodd‑Frank Act required the regulatory agencies to issue regulations that require securitizers of loans retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.”  The rule, issued in 2014, aligns the definition of “qualified residential mortgage” with the definition of “qualified mortgage” as defined by the CFPB for purposes of its regulations.  The final rule became effective on February 23, 2015.  Compliance with the final rule was required beginning December 24, 2015 with respect to asset-backed securities collateralized by residential mortgages, and is required beginning December 24, 2016 with respect to all other classes of asset-backed securities.

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

Also, our growth and success and our anticipated future growth and success, in a large part, is due and will continue to be due to the relationships maintained by our banking executives with our customers. The loss of services of one or more of these executives or of other key employees could have a material adverse effect on our operations and our business could suffer. The experienced commercial lenders that we have hired are not a party to any employment agreement with us and they could terminate their employment with us at any time and for any reason.

Our growth and expansion strategy may not be successful.  Our ability to grow depends upon our ability to attract new deposits, identify loan and investment opportunities and maintain adequate capital levels. We may also grow through acquisitions of existing financial institutions or branches thereof, as we are doing with the pending merger with DCB. There are no guarantees that our expansion strategies will be successful. Also, in order to effectively manage our anticipated and/or actual loan growth we have made and may continue to make additional investments in equipment and personnel, which could increase our non‑interest expense. If we grow too quickly and are not able to control costs and maintain asset quality, such growth could materially and adversely affect our financial performance.

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

As of December 31, 2016, commercial and industrial and commercial real estate mortgage loans comprise approximately 80.22% of our loan portfolio. These types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans. A deterioration of one or a few of these loans could cause a significant increase in non‑performing loans. Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge‑offs, all of which could have a material adverse effect on our financial condition and results of operations.

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

We seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or reprice during any period so that we may reasonably predict our net interest margin. Interest rate fluctuations, loan prepayments, loan production and deposit flows, however, are constantly changing and influence our ability to maintain this neutral position. Generally speaking, our earnings are more sensitive to fluctuations in interest rates the greater the variance in the volume of assets and liabilities that mature and reprice in any period. The extent and duration of the sensitivity will depend on the cumulative variance over time, the velocity and direction of interest rates, and whether we are more asset than liability sensitive. Accordingly, we may not be successful in maintaining this neutral position and, as a result, our net interest margin may suffer.

We face substantial competition that could adversely affect our growth and operating results.  We operate in a competitive market for financial services and face intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, and have established customer bases and greater financial resources and lending limits than we do, and are able to offer certain services that we are not able to offer. There are also a number of smaller community-based banks that pursue operating strategies similar to ours.  Competitive pressures will also likely continue to build as the financial services industry continues to consolidate and as additional non-bank investment and financial services options for consumers become available and consumers become increasingly comfortable using such alternatives. If we cannot attract deposits and make loans at a sufficient level, our operating results will suffer, as will our opportunities for growth.

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

The market value of our investments could negatively impact stockholders’ equity.  We have designated all of our investment securities portfolio (or 11.6% of total assets) at December 31, 2016 as available for sale. We “mark to market” temporary unrealized gains and losses in the estimated value of the available for sale portfolio and reflect this adjustment as a separate item in stockholders’ equity, net of taxes. As of December 31, 2016, we had temporary unrealized losses in our available for sale portfolio of $5.0 million (net of taxes). As a result of the recent economic recession and the continued economic slowdown, several municipalities continue to report budget deficits and companies continue to report lower earnings. These budget deficits and lower earnings could cause temporary and other than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.

Our future acquisitions, if any, may cause us to become more susceptible to adverse economic events.  While we currently have no agreements to acquire additional financial institutions, other than DCB, we may do so in the future if an attractive acquisition opportunity arises that is consistent with our business plan. Any future business acquisitions could be material to us, and the degree of success achieved in acquiring and integrating these businesses into Old Line Bancshares could have a material effect on the value of our common stock. In addition, any acquisition could require us to use substantial cash or other liquid assets or to incur debt. In those events, we could become more susceptible to future economic downturns and competitive pressures.

We face limits on our ability to lend.  The amount of our capital limits the amount that we can loan to a single borrower. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2016, we were able to lend approximately $25.6 million to any one borrower. This amount is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

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

We may not have adequately assessed the fair value of acquired assets and liabilities.  Current accounting guidance requires that we record assets and liabilities at their estimated fair values on the purchase date. The determination of fair value requires that we consider a number of factors including the remaining life of the acquired loans and deposits, estimated prepayments or withdrawals, estimated loss ratios, estimated value of the underlying collateral, and the net present value of expected cash flows. Actual deviations from these predicted cash flows, maturities or repayments or the underlying value of the collateral may mean that our present value determination is inaccurate. This may cause fluctuations in interest income, non‑interest income, provision expense, interest expense and non‑interest expense and negatively impact our results of operations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2016, we operate a total of 21 branch locations and nine loan production offices. Our headquarters, which as discussed above is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County.  We also own the property and building located at 4201 Mitchellville Road, Bowie, Maryland, which we acquired in the acquisition of WSB Holdings. The net book value of the land, buildings, furniture, fixtures and equipment owned by us was $35.7 million at December 31, 2016.

During the second quarter of 2016, we opened our second branch in Montgomery County, Maryland.  On July 5, 2016, we announced plans to realign Old Line Bank’s branch offices within our market area, which included the closing and consolidation of three branches.  In that regard, we closed our Accokeek, Bowie-Mitchellville Road and Odenton branches on September 30, 2016. On January 23, 2017, we opened our newest branch, located in Leonardtown, Maryland, which replaced the previous branch located in Callaway, Maryland

Legacy Properties
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Accokeek (2)	15808 Livingston Road, Accokeek, Maryland	12/1995	1,218	Owned
Annapolis Suite 100	2530 Riva Road, Annapolis, Maryland	9/2011	3,899	$12,798	10yrs 7mos	(2) 5 years
Annapolis Suite 404	2530 Riva Road, Annapolis, Maryland	6/2015	2,394	$5,841	6yrs 1mos	n/a
Bowie	1525 Pointer Ridge Place Bowie, Maryland	6/2006	38,631	Owned
Clinton	7801 Old Branch Avenue Clinton, Maryland	9/2002	2,550	$2,935	10 years	(3) 5years
College Park Suite 101	9658 Baltimore Avenue College Park, Maryland	3/2008	1,916	$6,524	10 years	(2) 5 years
College Park Suite 450	9658 Baltimore Avenue College Park, Maryland	7/2005	2,230	$5,327	10 years	(2) 5 years
Waldorf - Crain Highway	2995 Crain Highway Waldorf, Maryland	6/1999	8,044	Owned
Crofton	1641 Maryland Route 3 North Crofton, Maryland	7/2009	2,420	$8,102	10 years	(3) 5 years
Fairwood	12100 Annapolis Road Glen Dale, Maryland	10/2009	2,863	Owned
Greenbelt	6421 Ivy Lane Greenbelt, Maryland	9/2009	33,000	$10,063	30 years	(2) 10 years
Leonardtown	23152 Newtowne Neck Road Leonardtown, Maryland	1/2017	2,505	Owned
Rockville Pike Suite 100	1801 Rockville Pike Rockville, Maryland	11/2015	3,251	$9,767	5 years	(3) 5 years
Rockville Town Center	196A East Montgomery Avenue Rockville, Maryland	6/2016	2,142	9,193	10 years	(2) 5 years
Silver Spring Suite 215	12501 Prosperity Drive Silver Spring, Maryland	3/2013	2,131	$4,271	3 years 2 mos	(1) 3 years

Properties Acquired April 1, 2011
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bryans Road	7175 Indian Head Highway Bryans Road, Maryland	5/1964	3,711	Owned
California	22741 Three Notch Road California, Maryland	4/1985	3,366	$6,429	5 years	(2) 5 years
Callaway (3)	20990 Point Lookout Road Callaway, Maryland	8/2005	1,795	Owned
Fort Washington	12740 Old Fort Road Fort Washington, Maryland	2/1973	2,800	$7,004	5 years	(1) 5 years
La Plata	101 Charles Street La Plata, Maryland	4/1974	2,910	$7,990	15 years	(3) 10 years
Waldorf - Leonardtown Road	3135 Leonardtown Road Waldorf, Maryland	6/1963	7,076	Owned
Lexington Park (1)	46930 South Shangri La Drive Lexington Park, Maryland	6/1959	7,763	$12,482	20 years	N/A
Prince Frederick	691 Prince Frederick Boulevard Prince Frederick, Maryland	8/1999	3,400	$10,577	20 years	N/A
Solomons (1)	80 Holiday Drive Solomons, Maryland	2/1998	2,194	$4,978	20 years	N/A
Waldorf Operations	3220 Old Washington Road Waldorf, Maryland	12/1988	21,064	Owned

Properties Acquired May 10, 2013
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bowie	4201 Mitchellville Road Bowie, Maryland	4/1997	43,600	Owned
Millersville	676 Old Mill Road Millersville, Maryland	8/2005	1,795	$7,500	5 years	(2) 5 years
Odenton (2)	1161 Annapolis Road Odenton, Maryland	2/1973	2,800	$11,956	5 years	N/A

Properties Acquired December 4, 2015
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Hunt Valley	10620 York Road Hunt Valley, Maryland	6/2005	6,160	$13,999	20 years	(4) 5 years
Owings Mills Suite 10	25 Crossroads Drive Owings Mills, Maryland	8/2011	1,500	4,373	5 years	(3) 5 years
Owings Mills Unit 1	11436 Cronhill Drive Owings Mills, Maryland	5/2007	7,612	8,317	3 years	N/A
Westminster	1046 Baltimore Boulevard Westminster, Maryland	12/2001	3,391	7,290	20 years	(1) 10 years

(1) Locations closed effective December 31, 2014
(2) Location closed effective September 30, 2016
(3) Location closed effective January 20, 2017

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

	Sale Price Range
2016	High	Low
First Quarter	$18.98	$16.75
Second Quarter	19.64	17.11
Third Quarter	20.09	17.75
Fourth Quarter	25.99	18.91
2015
First Quarter	$16.04	$14.31
Second Quarter	16.63	14.71
Third Quarter	17.00	15.24
Fourth Quarter	18.33	15.85

At December 31, 2016, there were 10,910,915 shares of our common stock issued and outstanding held by approximately 1,525 stockholders of record. There were 360,988 shares of common stock issuable on the exercise of outstanding stock options, 264,882 of which were issuable pursuant to options currently exercisable. The remaining shares are issuable pursuant to options that are exercisable as follows:

Date Exercisable	# of Shares
2/24/2017	30,840
2/25/2017	11,265
2/26/2017	11,315
10/22/2017	1,667
2/24/2018	14,043
2/25/2018	11,266
10/22/2018	1,667
2/24/2019	14,043
Total	96,106

Dividends

We have paid the following dividends on our common stock during the years indicated:

	2016	2015
March	$0.06	$0.05
June	0.06	0.05
September	0.06	0.05
December	0.06	0.06
Total	$0.24	$0.21

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

Issuer Purchases of Equity Securities

As reflected in the following table there were no share repurchases by Old Line Bancshares during the quarter ended December 31, 2016:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

October 1 - December 31, 2016	—	—	339,237	160,763

__________________________

(1)

On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock.  As of December 31, 2016, 339,237 shares had been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

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

December 31,	2016	2015	2014	2013	2012
	(Dollars in thousands except per share data)
Earnings and dividends:
Interest income	$60,465	$51,453	$45,603	$44,263	$38,222
Interest expense	7,525	4,864	3,900	4,202	5,058
Net interest income	52,940	46,589	41,703	40,061	33,164
Provision for loan losses	1,585	1,311	2,827	1,504	1,525
Non-interest income	8,256	6,845	5,957	8,870	3,708
Non-interest expense	39,643	36,276	35,046	36,077	25,162
Income taxes	6,813	5,382	2,694	3,602	2,720
Net income	13,155	10,464	7,093	7,747	7,465
Less: Net loss attributable to the non-controlling interest	—	(4)	(37)	(92)	(65)
Net income available to common stockholders	13,155	10,468	7,130	7,839	7,530
Per common share data:
Basic earnings	$1.21	$0.98	$0.66	$0.87	$1.10
Diluted earnings	1.20	0.97	0.65	0.86	1.09
Dividends paid	0.24	0.21	0.18	0.16	0.16
Common stockholders book value, period end	13.81	13.31	12.51	11.71	10.94
Common stockholders tangible book value, period end	12.59	12.00	11.38	10.50	10.30
Average common shares outstanding
Basic	10,837,939	10,647,986	10,786,017	9,044,844	6,828,512
Diluted	10,997,485	10,784,323	10,935,182	9,149,200	6,893,645
Common shares outstanding, period end	10,910,915	10,802,560	10,810,930	10,777,113	6,845,432
Balance Sheet Data:
Total assets	$1,709,020	$1,510,089	$1,227,519	$1,167,223	$861,856
Total loans, less allowance for loan losses	1,369,594	1,155,147	931,121	849,263	595,145
Total investment securities	199,505	194,706	161,680	172,170	171,541
Total deposits	1,325,881	1,235,880	1,015,739	974,359	735,458
Stockholders’ equity	150,667	143,989	135,264	126,249	74,862
Performance Ratios:
Return on average assets	0.83%	0.79%	0.60%	0.74%	0.90%
Return on average stockholders’ equity	8.83%	7.54%	5.45%	7.80%	11.17%
Total ending equity to total ending assets	8.82%	9.54%	11.02%	10.82%	8.69%
Net interest margin(1)	3.79%	4.08%	4.15%	4.53%	4.65%
Dividend payout ratio for period	19.79%	21.47%	27.23%	19.02%	14.51%
Asset Quality Ratios:
Allowance to period-end loans	0.45%	0.43%	0.46%	0.58%	0.66%
Non-performing assets to total assets	0.59%	0.56%	0.65%	1.27%	1.12%
Non-performing loans to allowance for loan losses	103.04%	120.04%	121.61%	178.91%	149.04%
Capital Ratios:
Tier 1 risk-based capital	9.5%	10.7%	12.3%	12.0%	10.8%
Total risk-based capital	12.3%	11.1%	12.7%	12.5%	11.4%
Leverage capital ratio	8.6%	9.1%	9.9%	9.3%	7.9%
Common Equity Tier 1	9.2%	10.7%

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating—Reconciliation of Non‑GAAP Measures.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate a general commercial banking business, accepting deposits and making loans and investments.

The following highlights contain financial data and events that have occurred during 2016:

•	Total assets at December 31, 2016 increased $198.9 million, or 13.18%, since December 31, 2015.
•

Net income available to common stockholders increased $2.7 million, or 25.66% to $13.2 million, or $1.21 per basic and $1.20 per diluted share, for the twelve month period ending December 31, 2016, from $10.5 million, or $0.98 per basic and $0.97 per diluted share, for the twelve months ending December 31, 2015.

•

Net loans held-for-investment grew $214.1 million, or 18.67%, during the twelve months ended December 31, 2016, to $1.4 billion at December 31, 2016, compared to $1.1 billion at December 31, 2015, as a result of organic growth within our market area.

•

Average gross loans increased $226.3 million, or 22.17%, to $1.2 billion for the twelve month period ending December 31, 2016 compared to $1.0 billion during the twelve months ended December 31, 2015. The growth in average loans outstanding for the twelve month period ending December 31, 2016 as compared to the same period of 2015 includes approximately $91.4 million in loans from the acquisition of Regal Bank in December 2015.

•	Non-performing assets increased to 0.59% of total assets at December 31, 2016 compared to 0.56% at December 31, 2015.
•

Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.83% and 8.83%, respectively, for the twelve months ended December 31, 2016 compared to ROAA and ROAE of 0.79% and 7.54%, respectively, for the twelve months ending December 31, 2015.

•	Total deposits increased $90.0 million, or 7.28%, since December 31, 2015.
•

The net interest margin during the year ended December 31, 2016 was 3.79% compared to 4.08% for 2015.  Total yield on interest earning assets decreased to 4.31% for the year ending December 31, 2016, compared to 4.49% for 2015.  Interest expense as a percentage of total interest-bearing liabilities was 0.68% for the year ended December 31, 2016 compared to 0.54% for 2015.

•	We ended 2016 with a book value of $13.81 per common share and a tangible book value of $12.59 per common share compared to $13.31 and $12.00, respectively, at December 31, 2015.
•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”
•

On August 15, 2016, we completed the sale of $35 million aggregate principal amount of our 5.625% Fixed-to-Floating Rate Subordinated Notes due in 2026 (the “Notes”).  The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee. The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future. The Notes are subordinated in right of payment of all senior indebtedness.

•

On August 19, 2016, Old Line Bank purchased the aggregate 37.5% interest in Pointer Ridge not held by Old Line Bancshares for an aggregate of $280,139 pursuant to Agreements of Purchase and Sale of Membership Interests that the Bank entered into with each of the prior owners of the remaining (in aggregate) 37.5% interest in Pointer Ridge.

Additionally, the following branch developments occurred during 2016:

•	In June 2016, we opened our second branch in Rockville, Maryland, located in Montgomery County.
•	On September 30, 2016, we closed three branches that have existing branches close to their proximity.

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short term goals include collecting payments on non‑accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, enhancing and maintaining credit quality, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past few years, we have expanded organically in Montgomery County, Prince George’s County and Anne Arundel County, Maryland and, pursuant to the Regal Bancorp merger, by acquisition into Baltimore and Carroll Counties, Maryland.

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

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings and Regal Bancorp and are doing pursuant to the pending merger with DCB.  We believe the DCB acquisition is a great opportunity to generate increased earnings and to increase returns for the stockholders of both companies.

Although the current economic, interest rate and regulatory climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in Maryland, resulting in increased penetration in Montgomery County market with the opening of the second Rockville branch and further expansion in Montgomery and Carroll counties and entry in to Frederick County through the planned DCB merger.  While we are uncertain about the pace of economic growth or the impact of the current political environment, and the growing national debt, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

Although the Federal Reserve raised the federal funds rate during 2016, the rates are still at historically low levels, and if the economy remains stable, we believe that we can continue to grow total loans and deposits during 2017, even with additional, expected incremental increases in the federal funds rate.  We also believe that we will be able to maintain a strong net interest margin during 2017.  As a result of this growth and expected continued strength in the net interest margin, we expect that net interest income will increase during 2017, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and other operating expenses may be higher in 2017 than they were in 2016 as we integrate DCB and selectively take the opportunity to add more business development talent.  We will continue to look for opportunities to reduce expenses as we did with the closing of three branches in 2016.  We believe with our existing and planned branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Recent and Pending Mergers and Acquisitions

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

The accretion of the loan marks, along with other fair value adjustments, favorably impacted our net interest income by $1.0 million for the twelve months ended December 31, 2016.

In conjunction with the merger, we also recorded the deposits acquired at their fair value and recorded a core deposit intangible of $723 thousand.  The amortization of this intangible asset decreased net income by $104 thousand for the year ended December 31, 2016.

The former Regal Bank franchise is currently operating under the Old Line Bank name.

DCB Bancshares, Inc.  On February 1, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with DCB, the parent company of Damascus Community Bank.  Pursuant to the terms of the Agreement and Plan of Merger, upon the consummation of the merger, all outstanding shares of DCB common stock will be exchanged for shares of common stock of Old Line Bancshares.  Pursuant to a separate agreement entered into between Old Line Bank and Damascus Community Bank, immediately after the merger Damascus Community Bank will merger into Old Line Bank.  Consummation of the merger and the bank merger is contingent upon DCB stockholders’ approval as well as required regulatory and third party approvals and consents.  We expect the merger to close during the second quarter of 2017. We expect merger and integration expenses to be higher during 2017 than they were during 2016 as a result of the pending DCB merger.

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

We engaged an external valuation specialist to assist us in the goodwill assessment performed at September 30, 2016, our annual test date, and determined that no impairment charge was necessary for our goodwill at that date. Fair value of the reporting unit in 2016 was determined using three methods, one based on the prices paid for common shares of reasonably similar publically traded companies, another based on the prices paid for acquisition of control of reasonably similar companies, and lastly, a third method based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These three methods provided a range of valuations that we used in evaluating goodwill for possible impairment. Additionally, should Old Line Bancshares’ future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2016 evaluation that caused us to perform an interim review of the carrying value of goodwill.

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

	2016			2015			2014
Twelve months ended	Average		Yield or	Average		Yield or	Average		Yield or
December 31,	Balance	Interest	Rate Paid	Balance	Interest	Rate Paid	Balance	Interest	Rate Paid
Assets:
Federal funds sold(1)	$490,653	$2,350	0.48%	$365,198	$1,027	0.28%	$2,868,076	$4,690	0.16%
Interest bearing deposits	1,350,471	429	0.03	1,322,436	19	0.01	182,435	26	0.01
Investment securities(1)(2)
U.S. Treasury	3,002,860	19,929	0.66	3,000,357	11,195	0.37	2,573,685	22,241	0.86
U.S. government agency	17,576,233	281,652	1.60	38,414,019	552,033	1.44	37,714,591	600,513	1.59
Corporate bonds	2,562,022	130,374	5.09
Mortgage backed securities	111,803,259	2,060,415	1.84	78,253,923	1,502,468	1.92	72,303,901	1,498,353	2.07
Municipal securities	60,152,096	2,506,943	4.17	41,869,571	1,991,942	4.76	50,726,625	2,381,496	4.69
Other equity securities	6,408,092	383,296	5.98	4,807,916	238,859	4.97	4,621,253	321,113	6.95
Total investment securities	201,504,562	5,382,609	2.67	166,345,786	4,296,497	2.58	167,940,055	4,823,716	2.87
Loans:(1)
Commercial	151,539,645	5,998,257	3.96	138,609,896	5,351,764	3.86	128,569,150	5,307,598	4.13
Mortgage real estate	1,089,605,816	50,554,758	4.64	874,089,522	43,089,824	4.93	741,096,563	36,586,500	4.94
Consumer	6,300,586	400,245	6.35	8,442,865	456,501	5.41	10,805,560	612,991	5.67
Total loans	1,247,446,047	56,953,260	4.57	1,021,142,283	48,898,089	4.79	880,471,273	42,507,089	4.83
Allowance for loan losses	5,867,612	—		4,648,177	—		5,181,900	—
Total loans, net of allowance	1,241,578,435	56,953,260	4.59	1,016,494,106	48,898,089	4.81	875,289,373	42,507,089	4.86
Total interest earning assets(1)	1,444,924,121	62,338,648	4.31	1,184,527,526	53,195,632	4.49	1,046,279,939	47,335,521	4.52
Non-interest bearing cash	35,498,836			38,327,715			39,170,242
Premises and equipment	36,196,496			34,402,717			34,637,245
Other assets	74,839,004			66,766,197			74,338,941
Total assets(1)	1,591,458,457			1,324,024,155			1,194,426,367
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	101,028,925	122,270	0.12	91,645,292	111,385	0.12	89,318,027	137,903	0.15
Money market and NOW	394,821,212	1,014,981	0.26	331,201,292	723,666	0.22	318,892,874	715,626	0.22
Other time deposits	445,419,886	4,371,583	0.98	377,037,062	3,411,939	0.90	357,758,637	2,548,094	0.71
Total interest bearing deposits	941,270,023	5,508,834	0.59	799,883,646	4,246,990	0.53	765,969,538	3,401,623	0.44
Borrowed funds	160,858,392	2,016,278	1.25	101,832,108	617,308	0.61	45,538,504	498,101	1.09
Total interest bearing liabilities	1,102,128,415	7,525,112	0.68	901,715,754	4,864,298	0.54	811,508,042	3,899,724	0.48
Non-interest bearing deposits	324,555,990			274,917,333			241,513,993
	1,426,684,405			1,176,633,087			1,053,022,035
Other liabilities	14,754,357			8,220,112			10,386,539
Non-controlling interest	979,255			269,964			269,964
Stockholders’ equity	149,040,440			138,900,992			130,747,829
Total liabilities and stockholders’ equity	$1,591,458,457			$1,324,024,155			$1,194,426,367
Net interest spread(1)			3.63			3.95			4.04
Net interest margin(1)		$54,813,536	3.79%		$48,331,334	4.08%		$43,435,797	4.15%

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

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2016 compared to 2015			2015 compared to 2014
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$1,323	$887	$436	$(3,663)	$2,044	$(5,707)
Interest bearing deposits	410	410	—	(7)	(42)	35
Investment Securities(1)
U.S. Treasury	8,734	8,725	9	(11,046)	(14,260)	3,214
U.S. government agency	(270,381)	56,242	(326,623)	(48,480)	(59,443)	10,963
Corporate bonds	130,374	—	130,374
Mortgage backed securities	557,947	(66,261)	624,208	4,115	(114,400)	118,515
Municipal securities	515,001	(274,856)	789,857	(389,554)	31,425	(420,979)
Other	144,437	54,333	90,104	(82,254)	(94,766)	12,512
Loans:
Commercial	646,493	125,046	521,447	44,166	(355,667)	399,833
Mortgage real estate	7,464,934	(2,747,727)	10,212,661	6,503,324	(52,880)	6,556,204
Consumer	(56,256)	70,784	(127,040)	(156,490)	(27,631)	(128,859)
Total interest income(1)	9,143,016	(2,772,417)	11,915,433	5,860,111	(685,620)	6,545,731
Interest bearing liabilities:
Savings	10,885	—	10,885	(26,518)	(30,028)	3,510
Money market and NOW	291,315	69	291,246	8,040	(19,149)	27,189
Other time deposits	959,644	161,373	798,271	863,845	720,367	143,478
Borrowed funds	1,398,970	755,760	643,210	119,207	(294,796)	414,003
Total interest expense	2,660,814	917,202	1,743,612	964,574	376,394	588,180
Net interest income(1)	$6,482,202	$(3,689,619)	$10,171,821	$4,895,537	$(1,062,014)	$5,957,551

(1)

Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non‑GAAP Measures.

The fair value yield on loan accretion decreased in 2016 due to a decrease in the level of payoffs on acquired loans with positive accretion as compared to payoffs in 2015.  The fair value accretion increased the net interest margin as follows:

	Twelve Months Ended December 31,
	2016		2015		2014
	Fair Value	% Impact on	Fair Value	% Impact on	Fair Value	% Impact on
	Accretion	Net Interest	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin	Dollars	Margin
Commercial loans	$35,454	0.00%	$21,744	0.00%	$(13,229)	(0.00)%
Mortgage loans	847,872	0.06	1,538,455	0.12	378,089	0.03
Consumer loans	106,581	0.01	22,946	—	21,868	—
Interest bearing deposits	259,835	0.02	151,123	0.01	534,119	0.04
Total Fair Value Accretion	$1,249,742	0.09%	$1,734,268	0.13%	$920,847	0.07%

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015.

Net Interest Income.  Net interest income before provision for loan losses for the year ended December 31, 2016 increased $6.4 million or 13.63% to $52.9 million from $46.6 million for the year ended December 31, 2015. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of an increase in total interest income resulting primarily from an increase in the average balance of our loans, partially offset by an increase in interest expense resulting from increases in both the average balance and average rate on our interest bearing liabilities

A continuing competitive rate environment and a low prime rate resulted in a slight decrease in the average yield on our interest earnings assets.  The decreases in the yield on interest earning assets is the result of re-pricing in the loan portfolio and lower yields on new loans causing the average loan yield to decline.  The competitive rate environment also resulted in an increase in the rates paid on our money market and NOW and time deposits.  We expect the Federal Reserve Board to continue to increase the federal funds rate during 2017 and that our competitors may start increasing the rates they pay on deposits as a result.  As a result, we expect that we will have to further increase the rates we pay on our deposits.

The average balance of our borrowings increased due to an increase in our Federal Home Loan Bank of Atlanta (“FHLB”) advances and the issuance of the Notes in August 2016.  The average rate paid on our borrowings increased as a result of higher rates on our FHLB advances, which resulted from the increase in the prime interest rate and switching from daily-rate FHLB advances to fixed-rate advances, which have a higher interest rate, combined with our issuance of the Notes, which carry an interest rate of 5.625%.  We used the proceeds from the issuance of the Notes to repay the remaining balance of a $5.8 million promissory note previously issued by Pointer Ridge and for general corporate purpose, including to increase the capital levels of the Bank.  We continue to adjust the mix and volume of interest earning assets and interest bearing liabilities on the balance sheet to maintain a relatively strong net interest margin.

We offset the effect on net interest income caused by the low interest rate environment primarily by growing total average interest earning assets by $260.4 million or 21.98% to $1.4 billion for the year ended December 31, 2016 from $1.2 billion for the year ended December 31, 2015.  The growth in average interest earning assets consisted primarily of increases of $226.3 million in average total loans and $35.2 million in average investment securities.  The growth in average interest bearing liabilities during 2016 resulted primarily from increases of $141.4 million in average interest bearing deposits, which increased to $941.3 million for the year ended December 31, 2016 from $799.9 million for the year ended December 31, 2015, and $59.0 million in borrowings.

The growth in both average interest earning assets and average interest bearing deposits was primarily a result of strong organic growth and the Regal acquisition in December 2015. Average deposits for 2016 includes approximately $69.6 million in deposits we acquired from Regal Bank and average loans for 2016 includes approximately $91.4 million we acquired from Regal Bank.

Our net interest margin was 3.79% for the year ended December 31, 2016 compared to 4.08% for the year ended December 31, 2015. The yield on average interest earning assets decreased by 18 basis points from 4.49% for the year ended December 31, 2015 to 4.31% for the year ended December 31, 2016. This decrease was primarily due to lower yields on new loans and re-pricing in the loan portfolio.  The net effect of fair value accretion/amortization on acquired loans affects our net interest income.  The fair value accretion/amortization is recorded on paydowns during the period recognized and the fair value accretion on loans decreased to 6 basis points from 12 basis points in the prior year.  The net interest margin in 2015 benefited from a higher level of accretion on acquired loans due to a greater level of early payoffs on acquired loans with credit marks.

Provision for Loan Losses.  The provision for loan losses totaled $1.6 million for the year ended December 31, 2016, an increase of $274 thousand, or 20.87%, from the 2015 amount of $1.3 million.  Management identified probable losses in the loan portfolio and recorded charge‑offs of $410 thousand for the year ended December 31, 2016, compared to $893 thousand for the year ended December 31, 2015.  Recoveries of $111 thousand were recognized in 2016 compared to $210 thousand in 2015.  The increase in our provision for loan losses during the twelve months ended December 31, 2016 compared to the same period of 2015 is due to the increase in our loans held-for-investment portfolio and an increase in our reserves on specific loans.  The reserves on specific loans increased primarily due to an additional reserve on one large commercial real estate loan and a reserve on one hospitality loan.  These loans are classified as impaired and we believe that they have been adequately reserved for at December 31, 2016.  The allowance for loan losses to gross loans held‑for‑investment was 0.45%, and the allowance for loan losses to non‑accrual loans was 97.05%, at December 31, 2016.

Non‑Interest Income.  Non‑interest income totaled $8.3 million for the year ended December 31, 2016, an increase of $1.4 million, or 20.61% from the 2015 amount of $6.8 million. Non‑interest income for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,
	2016	2015	$ Change	% Change
Service charges on deposit accounts	$1,728,636	$1,729,773	$(1,137)	(0.07)%
Gain on sales or calls of investment securities	1,227,915	65,222	1,162,693	1,782.67
Earnings on bank owned life insurance	1,132,401	1,009,653	122,748	12.16
Gain (loss) on disposal of assets	(27,176)	14,128	(41,304)	(292.36)
Rental Income	744,038	841,075	(97,037)	(11.54)
Income on marketable loans	2,317,648	2,019,313	298,335	14.77
Other fees and commissions	1,132,575	1,165,831	(33,256)	(2.85)
Total non-interest income	$8,256,037	$6,844,995	$1,411,042	20.61%

Non‑interest income for the years ended December 31, 2016 and 2015 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, gain or loss on disposal of assets, rental income, income on marketable loans and other fees and commissions.  The reason for the increase in non‑interest income during 2016 was an increase in gain on sales or calls of investment securities and, to a lesser extent, increases in, income on marketable loans and earnings on bank owned life insurance, partially offset by decreases in rental income and other fees and commissions and a loss on disposal of assets.

The increase in gain on sales of investment securities is the result of re-positioning our investment portfolio, pursuant to which we sold approximately $107.9 million of our lowest yielding, longer duration investments and $13.4 million of investments that were called during 2016, resulting in a gain on investments of $1.2 million for the twelve months ending December 31, 2016.  We used the proceeds of these sales and calls to purchase investment securities with a slightly higher book yield.  There were no sales of investment securities during the twelve months ending December 31, 2015, however,  five municipal bonds were called and one agency security matured for a total of $65 thousand in gains for 2015.

Income on marketable loans consists of income received on the sale of such loans and any fees we received in connection with such sales.  Income on marketable loans increased $298 thousand to $2.3 million for the year ending December 31, 2016 from $2.0 million for the year ending December 31, 2015, primarily increased premiums received on residential mortgage loans sold in the secondary market for 2016 as compared to the same period of 2015.  The residential mortgage division sold $100.6 million of loans in the secondary market during 2016 compared to $103.5 million of loans during 2015.  There were no significant changes to our mortgage department, staffing or strategy during 2016.

The increase in earnings on bank owned life insurance is due to the bank owned life insurance we acquired in the Regal Bank acquisition.

Other fees and commissions decreased primarily due to other loan fees that were included in 2015 related to a prepayment penalty and the gain of $153 thousand received during the third quarter of 2015 as a result of selling our credit card portfolio in 2015, partially offset by a one-time incentive fee received for our debit card program during 2016.

Rental income decreased during the year ending December 31, 2016 as a result of the vacant space at our building located at 4201 Mitchellville Road in Bowie, Maryland, which was occupied during part of 2015.

Non‑Interest Expenses.  Non‑interest expense increased $3.4 million, or 9.28%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The following chart outlines the amounts of and changes in non‑interest expenses during 2016 and 2015.

	Years ended December 31,
	2016	2015	$ Change	% Change
Salaries and benefits	$20,031,638	$17,237,222	$2,794,416	16.21%
Occupancy and equipment	6,788,213	5,775,874	1,012,339	17.53
Data processing	1,549,863	1,432,182	117,681	8.22
FDIC insurance and State of Maryland assessments	1,040,507	966,982	73,525	7.60
Merger and integration	661,018	1,420,570	(759,552)	(53.47)
Core deposit premium amortization	830,805	792,351	38,454	4.85
Loss (gain) on sale of other real estate owned	(77,943)	49,717	(127,660)	(256.77)
OREO expense	318,498	430,559	(112,061)	(26.03)
Director fees	665,700	651,500	14,200	2.18
Network Services	549,639	699,649	(150,010)	(21.44)
Telephone	762,943	659,934	103,009	15.61
Other operating	6,522,285	6,159,143	363,142	5.90
Total non-interest expenses	$39,643,166	$36,275,683	$3,367,483	9.28%

The increase in non-interest expenses during 2016 as compared to 2015 is primarily the result of increases in salaries and benefits and occupancy and equipment expenses, partially offset by reductions in merger and integration, network services and OREO expenses and a gain on sales of OREO properties.

Salaries and benefits increased $2.8 million primarily as a result of additional staff due to our acquisition of Regal Bank and the additional staff for our two new Rockville locations.  Included in salaries and benefits is severance payments of $443 thousand that were associated with previously announced strategic staff reductions.

Occupancy and equipment increased $1.0 million as a result of the additional branches acquired in the Regal Bank acquisition and the addition of our two new Rockville locations as well as the costs associated with the branch closures, which were approximately $285 thousand, during the third quarter of 2016.

Merger and integration expenses decreased due to the majority of such expenses associated with the acquisition of Regal Bancorp being incurred during 2015, the year that the merger was consummated.  We expect merger and integration expenses to increase during 2017 as a result of the pending merger with DCB.

Network services decreased  as a result of our transition from outsourced services to internal monitoring with respect to our information technology.

Gain on sales of OREO properties increased $128 thousand as a result of recording a net gain of $78 thousand for seven properties that sold during the twelve months ending December 31, 2016 compared to a net loss of $50 thousand during the same period of 2015. OREO expenses decreased as a result of a reduction in our expenses on the properties in our OREO portfolio.

Income Taxes.  Income tax expense was $6.8 million (34.12% of pre‑tax income) for the year ended December 31, 2016 compared to $5.4 million (33.97% of pre‑tax income) for 2015.  Taxes were higher in 2016 primarily because income increased and the percentage of income related to tax-exempt securities was lower as compared to the year ended December 31, 2015.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $13.2 million or $1.21 per basic and $1.20 per diluted common share for the year ending December 31, 2016 compared to net income available to common stockholders of $10.5 million or $0.98 per basic and $0.97 per diluted common share for the year ended December 31, 2015. The increase in net income available to common stockholders for 2016 was primarily the result of the increases of $6.4 million in net interest income and $1.4 million in non-interest income, partially offset by increases of $3.4 million in non-interest expenses and $274 thousand in the provision for loan losses.  Included in net income for 2016 was $443 thousand for severance payments and $285 thousand in occupancy and equipment expense resulting from the staff reductions and branch closures during 2016 and $661 thousand in merger related expense associated with the acquisition of Regal Bancorp during the fourth quarter of 2015.

Comparison of Operating Results for the Years Ended December 31, 2015 and 2014

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

A continuing competitive rate environment and a low prime rate resulted in a slight decrease in the average yield on our interest earnings assets.  The decrease is primarily due to lower yields on new loans and re-pricing in the loan portfolio.  The competitive rate environment resulted in an increase in the rate paid on our time deposits, which resulted in an increase in the average rate paid on interest-bearing deposits and interest bearing liabilities despite a decrease in the average rates paid on our other interest bearing deposits.  Promotion time deposits with special rates were offered throughout the year.  These funds were used to fund new loan originations. Average rates on interest bearing liabilities decreased due to a lower rate paid on our borrowings.

We offset the effect on net interest income caused by the low rate environment primarily by growing total average interest earning assets $138.2 million or 13.22% to $1.2 billion for the year ended December 31, 2015 from $1.0 billion for the year ended December 31, 2014.  The growth in average interest earning assets derived from a $140.7 million increase in average total loans, partially offset by a decrease of $1.6 million in average investment securities.  The growth in average interest bearing liabilities resulted primarily from the $33.9 million increase in average interest bearing deposits, which increased to $799.9 million for the year ended December 31, 2015 from $766.0 million for the year ended December 31, 2014.

The growth in both average interest earning assets and average interest bearing deposits was primarily a result of strong organic growth although our acquisition of Regal Bancorp also contributed slightly to this growth.

Our net interest margin was 4.08% for the year ended December 31, 2015 compared to 4.15% for the year ended December 31, 2014. The yield on average interest earning assets remained relatively stable, decreasing by only three basis points from 4.52% for the year ended December 31, 2014 to 4.49% for the year ended December 31, 2015. This slight decrease was primarily due to lower yields on new loans and re-pricing in the loan portfolio.  The net effect of fair value accretion/amortization on acquired loans affects our net interest income.  The fair value accretion/amortization is recorded on paydowns during the period recognized and the fair value accretion on loans increased to 12 basis points from 3 basis points in the prior year.  The net interest margin in 2015 benefited from a higher level of accretion on acquired loans due to a higher level of early payoffs on acquired loans with credit marks.

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

Non‑Interest Income.  Non-interest income totaled $6.8 million for the year ended December 31, 2015, an increase of $888 thousand or 14.91% from the 2014 amount of $6.0 million. Non-interest income for the years ended December 31, 2015 and 2014 are as follows:

Non‑Interest Income.  Non‑interest income totaled $6.8 million for the year ended December 31, 2015, an increase of $888 thousand or 14.91% from the 2014 amount of $6.0 million. Non‑interest income for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,
	2015	2014	$ Change	% Change
Service charges on deposit accounts	$1,729,773	$1,904,063	$(174,290)	(9.15)%
Gain on sales or calls of investment securities	65,222	129,911	(64,689)	(49.79)
Gain on the sale of stock	—	96,993	(96,993)	100.00
Earnings on bank owned life insurance	1,009,653	988,204	21,449	2.17
Pointer Ridge rent and other revenue	95,067	227,274	(132,207)	(58.17)
Gain (loss) on disposal of assets	14,128	(30,131)	44,259	(146.89)
Rental Income	841,075	800,174	40,901	5.11
Income on marketable loans	2,019,313	771,815	1,247,498	161.63
Other fees and commissions	1,070,764	1,068,621	2,143	0.20
Total non-interest income	$6,844,995	$5,956,924	$888,071	14.91%

Non‑interest income for the years ended December 31, 2015 and 2014 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, gain or loss on disposal of assets, rental income, income on marketable loans and other fees and commissions including revenues with respect to Pointer Ridge.  Non-interest income for the year ended December 31, 2014 also included gain on the sale of stock.  The primary reason for the increase in non‑interest income during 2015 was an increase in income on marketable loans, partially offset by decreases in service charges on deposit accounts, Pointer Ridge rent and other revenue, gain on the sale of stock and gain on sales or calls of investment securities.

Income on marketable loans consists of income on marketable loans and, during 2015, any fees we received in connection with such sales.  Income on marketable loans increased $1.2 million to $2.0 million for the year ending December 31, 2015 from $772 thousand for the year ending December 31, 2014, primarily as a result of an increased volume of sales.  The residential mortgage division sold $103.5 million of loans in the secondary market during 2015 compared to $54.3 million of loans during 2014.  The increase in production was driven primarily by the environment for refinancing and new mortgage loans.  There were no significant changes to our mortgage department, staffing or strategy during 2015.

Pointer Ridge rent and other revenue decreased $132 thousand during 2015 compared to the prior year as a result of a tenant that vacated space during 2015 and the resulting loss of rent during a portion of 2015.  We are now using this space for Old Line Bank staff.

The decrease in the gain on the sale of stock was due to the sale of our Sallie Mae equity security sold during the 2014 period.  This was a one-time gain on the sale of Sallie Mae stock valued at approximately $262 thousand that we acquired in the acquisition of MB&T.  Therefore, we had no similar gain during 2015 and do not expect to have such gains in future periods.

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

The $174 thousand decrease in service charges on deposit accounts is due to lower overdraft and ATM fees compared to the same twelve month period of 2014.

Other fees and commissions remained stable for 2015 compared to the prior year

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

	Years ended December 31,
	2015	2014	$ Change	% Change
Salaries and benefits	$17,237,222	$17,831,394	$(594,172)	(3.33)%
Occupancy and equipment	5,775,874	6,268,593	(492,719)	(7.86)
Data processing	1,432,182	1,340,875	91,307	6.81
FDIC insurance and State of Maryland assessments	966,982	912,208	54,774	6.00
Merger and integration	1,420,570	29,167	1,391,403	4,770.47
Core deposit premium amortization	792,351	866,704	(74,353)	(8.58)
Pointer Ridge other operating	201,966	202,889	(923)	(0.45)
Gain on sale of other real estate owned	49,717	(697,875)	747,592	(107.12)
OREO expense	430,559	554,057	(123,498)	(22.29)
Director fees	651,500	482,498	169,002	35.03
Network Services	699,649	743,751	(44,102)	(5.93)
Telephone	659,934	667,095	(7,161)	(1.07)
Other operating	5,957,177	5,844,979	112,198	1.92
Total non-interest expenses	$36,275,683	$35,046,335	$1,229,348	3.51%

The increase in non-interest expenses in 2015 as compared to 2014 was mainly attributable to an increase in merger and integration expenses, a decrease in the gain on the sale of other real estate owned and, to a lesser extent, increases in director fees, other operating expenses and data processing expense, partially offset by decreases in salaries and benefits and occupancy and equipment expenses.  Merger and integration expenses increased $1.4 million as a result of the acquisition of Regal Bancorp.  These expenses were primarily legal fees, investment banking fees and charges associated with the termination of Regal Bank’s core data processing contract.  Loss on the sale of other real estate owned was $50 thousand during the year ended December 31, 2015 compared to a gain of $698 thousand during 2014; we sold five foreclosed properties during 2015 compared to 13 foreclosed properties during 2014. The loss recognized during 2015 was primarily due to a loss of $170 thousand on five properties offsetting a gain of $120 thousand reflecting payments made on loans that still had amounts owing after they were foreclosed and the collateral properties sold in prior years.  The gain recognized during 2014 was primarily due to a gain of $807 thousand on nine properties offsetting a $109 thousand loss on four properties.

The 35.03% increase in director fees during the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to additional committees to enhance our internal controls as well as increased fees paid to the directors.

Data processing costs increased for the year ended December 31, 2015 compared to the prior year due to enhancements in our data processing environment.

Salaries and benefits decreased by $594 thousand, or 3.33%, during the year ended December 31, 2015 when compared to the year ended December 31, 2014, primarily as a result of severance payments in the 2014 period that were associated with merger-related staffing reductions from our acquisition of WSB Holdings, partially offset by increases in the cost of health insurance benefits and increase due to salaries and benefits as a result of the Regal merger

Occupancy and equipment expenses decreased $493 thousand or 7.86% during the year ended December 31, 2015 compared to 2014 primarily as a result of additional expenditures we incurred in 2014 in connection with the closure of four of our branches on December 31, 2014.  The closure of these branches resulted in $462 thousand in occupancy and equipment expenses during 2014.

Income Taxes.  Income tax expense was $5.4 million (33.97% of pre‑tax income) for the year ended December 31, 2015 compared to $2.7 million (27.53% of pre‑tax income) for 2014.   Taxes were higher in 2015 primarily because income increased and the percentage of income related to tax-exempt securities was lower as compared to the year ended December 31, 2014.

Net Income Available to Common Stockholders.  Net income available to common stockholders was $10.5 million or $0.98 per basic and $0.97 per diluted common share for the year ending December 31, 2015 compared to net income available to common stockholders of $7.1 million or $0.66 per basic and $0.65 per diluted common share for the year ended December 31, 2014. The increase in net income available to common stockholders for 2015 was primarily the result of the $4.9 million increase in net interest income, the $1.5 million decrease in the provision for loan losses and the $888 thousand increase in non-interest income, partially offset by an increase of $1.3 million in non-interest expenses.  Net income included merger-related expenses of $1.4 million, ($1.2 million net of taxes, or $0.11 per basic and diluted share). Excluding the $1.4 million ($1.2 million net of taxes, or $0.11 per basic and diluted share) of merger-related expenses, earnings were $1.09 per basic and $1.08 per diluted share for the year ended December 31, 2015.

Comparison of Financial Condition at December 31, 2016 and 2015

Investment Securities.  Our portfolio consists primarily of time deposits in other banks, investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, corporate bonds, securities issued by states, counties and municipalities, mortgage backed securities (“MBS”), certain equity securities (recorded at cost), Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Central Bankers Bank stock.

We have prudently managed our investment portfolio to maintain liquidity and safety. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects.  Although we sell a securities to reposition the portfolio, generally, we invest in securities for the yield they produce and not to profit from trading the securities. We continually evaluate our investment portfolio to ensure it is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in our portfolio.

The available for sale investment securities at December 31, 2016 amounted to $199.5 million, an increase of $4.8 million, or 2.47%, from the December 31, 2015 amount of $194.7 million. As outlined above, at December 31, 2016, all securities were classified as available for sale.  The increase is the result of continued efforts to diversify our balance sheet.  We sold approximately $107.9 million of our lowest yielding, longer duration investments, and $13.4 million of investment securities was called, resulting in a gain on investments of $1.2 million for the twelve months ending December 31, 2016.  Principal pay downs on our MBS portfolio was $18.9 million for the year.  We used the proceeds of such sales to repurchase $153.2 million of investment securities with a slightly higher book yield.

The fair value of available for sale securities included net unrealized losses of $8.2 million at December 31, 2016 (reflected as unrealized losses of $5.0 million in stockholders’ equity after deferred taxes) as compared to net unrealized gains of $63 thousand ($38 thousand net of taxes) at December 31, 2015.  The decline in the value of the investment securities is due to an increase in market interest rates, which resulted in a decrease in bond values.  We have evaluated securities with larger unrealized losses not backed by the U.S. Government and unrealized losses for an extended period of time and determined that these losses are temporary and at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio are expected to decline or dissipate.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value.

December 31,	2016	2015	2014
Available For Sale Securities
U.S. Treasury	$2,995,782	$3,000,000	$3,006,150
U.S. government agency	7,266,315	36,606,663	37,656,332
Corporate bonds	8,171,637	—	—
Municipal securities	67,686,805	50,202,706	43,546,161
Mortgage backed	113,384,665	100,282,637	71,477,098
SBA loan pools	—	4,613,669	5,994,457
Total Available for Sale Securities	$199,505,204	$194,705,675	$161,680,198
Equity securities	$8,303,347	$4,942,346	$5,811,697

The following table shows the maturities for the securities portfolio at December 31, 2016:

			After one year to five		After five years to ten
	One year or less		years		years		After ten years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Avg.	Amortized	Avg.	Amortized	Avg.	Amortized	Avg.	Amortized	Fair	Avg.
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
U.S. Treasury	$1,499,739	0.57%	$1,499,744	0.76%	$—	—%	$—	—%	$2,999,483	$2,995,782	0.67%
U.S. government agency	—	—	1,500,000	1.10	3,824,589	2.51	2,329,005	2.61	7,653,594	7,266,315	2.25
Corporate bonds	—	—	—	—	8,100,000	5.23	—	—	8,100,000	8,171,637	5.23
Municipal securities	—	—	1,413,657	2.98	18,503,044	2.34	51,187,267	2.56	71,103,968	67,686,805	2.45
Mortgage-backed securities	—	—	375,021	4.23	931,776	1.20	116,560,843	1.82	117,867,640	113,384,665	1.83
Total	$1,499,739	0.57%	$4,788,422	1.80%	$31,359,409	3.07%	$170,077,115	2.05%	$207,724,685	$199,505,204	2.19

We have pledged U.S. government and municipal securities to customers who require collateral for overnight repurchase agreements and deposits. While we classify MBS based on the maturity date, the contractual maturities of these securities are not reliable indicators of their expected life because mortgage borrowers have the right to prepay mortgages at any time. Additionally, the issuer may call the U.S. government callable agency securities listed above prior to the contractual maturity.  The weighted average yield in the table above does not include tax equivalent computation on tax exempt obligations.

Loans.  Net of allowance, unearned fees and origination costs, loans held for investment increased $214.1 million or 18.67% to $1.4 billion at December 31, 2016 from $1.1 billion at December 31, 2015. Commercial real estate loans increased by $186.3 million, residential real estate loans by $4.5 million, and commercial and industrial loans by $26.5 million, and consumer loans decreased $1.9 million, from their respective balances at December 31, 2015.  The loan growth during the year was primarily due to new originations within our surrounding market area, primarily in our commercial real estate and construction permanent loan portfolios.

Loans held for sale was $8.4 million at December 31, 2016, compared to $8.1 million at December 31, 2015.  We originated $100.9 million loans sold in the secondary market resulting in income on the sale of loans of $2.3 million for the period ending December 31, 2016, and increase of $298 thousand compared to the same period last year.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

We made certain reclassifications to the loan portfolio in 2013 and the below presents the current classification for 2016, 2015, 2014 and 2013.  The year ending December 31, 2012 is presented to conform to the loan classifications at that time.

Major classifications of loans held for investment are as follows:

	December 31, 2016			December 31, 2015
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$238,220,475	$53,850,612	$292,071,087	$193,909,818	$57,212,598	$251,122,416
Investment	414,012,709	37,687,804	451,700,513	298,434,087	57,749,376	356,183,463
Hospitality	141,611,858	11,193,427	152,805,285	91,440,548	10,776,561	102,217,109
Land and A&D	51,323,297	6,015,813	57,339,110	50,584,469	7,538,964	58,123,433
Residential Real Estate
First Lien-Investment	72,150,512	23,623,660	95,774,172	69,121,743	31,534,452	100,656,195
First Lien-Owner Occupied	54,732,604	42,443,767	97,176,371	37,486,858	52,204,717	89,691,575
Residential Land and A&D	39,667,222	5,558,232	45,225,454	35,219,801	6,578,950	41,798,751
HELOC and Jr. Liens	24,385,215	2,633,718	27,018,933	24,168,289	4,350,956	28,519,245
Commercial and Industrial	136,259,560	5,733,904	141,993,464	105,963,233	9,519,465	115,482,698
Consumer	4,868,909	139,966	5,008,875	6,631,311	243,804	6,875,115
	1,177,232,361	188,880,903	1,366,113,264	912,960,157	237,709,843	1,150,670,000
Allowance for loan losses	(6,084,478)	(110,991)	(6,195,469)	(4,821,214)	(88,604)	(4,909,818)
Deferred loan costs, net	1,257,411	—	1,257,411	1,274,533	—	1,274,533
	$1,172,405,294	$188,769,912	$1,361,175,206	$909,413,476	$237,621,239	$1,147,034,715

	December 31, 2014			December 31, 2013
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total

Commercial Real Estate	$
Owner Occupied	192,723,718	$27,891,137	$220,614,855	$163,105,356	$30,102,731	$193,208,087
Investment	208,766,058	41,624,825	250,390,883	162,188,671	54,091,676	216,280,347
Hospitality	76,342,916	8,319,644	84,662,560	67,291,387	8,546,239	75,837,626
Land and A&D	40,260,506	4,785,753	45,046,259	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien-Investment	49,578,862	24,185,571	73,764,433	45,294,434	28,364,096	73,658,530
First Lien-Owner Occupied	31,822,773	51,242,355	83,065,128	13,909,939	62,247,502	76,157,441
Residential Land and A&D	22,239,663	8,509,239	30,748,902	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	20,854,737	3,046,749	23,901,486	18,302,560	3,359,063	21,661,623
Commercial and Industrial	98,310,009	9,694,782	108,004,791	89,629,043	11,161,347	100,790,390
Consumer	9,068,755	313,739	9,382,494	10,127,525	870,843	10,998,368
	749,967,997	179,613,794	929,581,791	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(4,261,835)	(20,000)	(4,281,835)	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	1,283,455	(9,923)	1,273,532	1,021,167	(993)	1,020,174
	$746,989,617	$179,583,871	$926,573,488	$626,913,627	$220,334,963	$847,248,590

	December 31, 2012
	Legacy(1)	Acquired	Total
Real estate
Commercial	$279,489,013	$65,396,469	$344,885,482
Construction	48,603,640	4,174,751	52,778,391
Residential	38,901,489	52,069,937	90,971,426
Commercial	88,306,302	10,070,234	98,376,536
Consumer	9,944,466	1,059,991	11,004,457
	465,244,910	132,771,382	598,016,292
Allowance for loan losses	(3,648,723)	(316,624)	(3,965,347)
Deferred loan costs, net	1,093,983	—	1,093,983
	$462,690,170	$132,454,758	$595,144,928

(1)

As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011, WSB Holdings, the parent company of WSB, in May 2013, and Regal Bancorp, the parent company of Regal Bank, in December 2015, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB and Regal Bank (acquired).

The following table presents the maturities or re‑pricing periods of loans outstanding at December 31, 2016:

	Loan Maturity Distribution at December 31, 2016
	1 year or less	1 - 5 years	After 5 years	Total
	(Dollars in thousands)
Commercial Real Estate:
Owner occupied	$43,391,159	$200,046,060	$48,633,866	$292,071,085
Investment	80,150,669	188,841,421	182,708,423	451,700,513
Hospitality	11,191,673	129,909,918	11,703,695	152,805,286
Land and A & D	30,552,863	23,010,064	3,776,183	57,339,110
Real Estate:
Residential First Lien-Investment	23,887,146	57,850,530	14,036,497	95,774,173
Residential First Lien-Owner Occupied	4,481,810	20,654,565	72,039,996	97,176,371
Residential—Land and A&D	30,134,530	10,607,703	4,483,221	45,225,454
HELOC and Jr. Liens	26,647,290	263,005	108,638	27,018,933
Commercial	59,488,537	50,757,208	31,747,719	141,993,464
Consumer	479,327	1,144,973	3,384,575	5,008,875
Total Loans	$310,405,004	$683,085,447	$372,622,813	$1,366,113,264
Fixed Rates	$50,921,665	$147,927,844	$318,670,868	$517,520,377
Variable Rates	259,483,339	535,157,603	53,951,945	848,592,887
Total Loans	$310,405,004	$683,085,447	$372,622,813	$1,366,113,264

Bank Owned Life Insurance.  We have invested $37.6 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB and Regal Bank at December 31, 2016.  The bank owned life insurance (“BOLI”) investment increased $951 thousand during 2016 as a result of earnings on these policies.  We anticipate that the earnings on these policies will continue to help offset our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers as well as that MB&T and WSB had entered into with their executive officers.  There are no post‑retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T.  We have accrued a $214 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB or Regal Bank.

Other Real Estate Owned.  As a result of the acquisitions of MB&T, WSB and Regal Bank, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired). We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.  During the year ended December 31, 2016, gain on sales of OREO properties increased $128 thousand as a result of recording a net gain of $78 thousand for seven properties that sold during the twelve months ending December 31, 2016 compared to a net loss of $50 thousand during the same period of 2015.

The following outlines the transactions in OREO during 2016.

December 31, 2016	Legacy	Acquired	Total
Beginning balance	$425,000	$2,047,044	$2,472,044
Transferred in	—	1,230,375	1,230,375
Sales/deposits on sales	—	(1,034,362)	(1,034,362)
Net realized (loss) gain	—	77,943	77,943
Total end of period	$425,000	$2,321,000	$2,746,000

Goodwill and Core Deposit Intangible.  At December 31, 2016, goodwill was $9.8 million and consisted of $633,790 related to the MB&T acquisition in April 2011, $7.2 million related to the WSB acquisition in May 2013, and $2.0 million related to the Regal Bank acquisition in 2015. As a result of the acquisitions of MB&T, WSB and Regal Bank, we recorded core deposit intangibles of $8.2 million. This amount represented the premium that we paid to acquire MB&T, WSB and Regal Bank’s core deposits over the fair value of such deposits. We are amortizing MB&T’s core deposit intangible on an accelerated basis over its estimated useful life of 18 years, WSB’s over its estimated useful life of ten years and Regal Bank’s over its estimated useful life of eight years. The core deposit intangible was $3.5 million and $4.4 million, respectively, at December 31, 2016 and 2015.

Deposits.  At December 31, 2016, the deposit portfolio had increased to $1.3 billion, a $90.0 million or 7.28% increase over the December 31, 2015 level of $1.2 billion.  Non‑interest bearing deposits increased $2.8 million during the year to $331.3 million from $328.5 million at December 31, 2015.  Interest bearing deposits increased $87.2 million to $994.5 million at December 31, 2016 from $907.3 million at December 31, 2015.  Our interest-bearing non-maturity deposits increased $70.1 million and our time deposits increased by $17.1 million during 2016.  These increases are due to our enhanced presence in our market and surrounding areas as a result of our marketing efforts and the continued efforts of our cash management and financial services teams.  The following table outlines the growth in interest bearing deposits during 2016:

	December 31,	December 31,
	2016	2015	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$460,595	$443,463	$17,132	3.86%
Interest bearing checking	433,195	367,239	65,956	17.96
Savings	100,759	96,629	4,130	4.27
Total	$994,549	$907,331	$87,218	9.61%

We acquired brokered money market and certificate of deposits through the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC‑insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2016, we had $39.9 million in CDARS and $126.8 million in money market accounts through Promontory’s reciprocal deposit program compared to $43.5 million and $97.0 million, respectively, at December 31, 2015.

We currently have $4.0 million in brokered certificates of deposit that we acquired in the WSB acquisition. Old Line Bank did not obtain any brokered certificate of deposits during the year ended December 31, 2016.  We may use brokered deposits as an element of our funding strategy in the future if and when required to maintain an acceptable loan to deposit ratio.

The following is a summary of the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2016.

	Certificate of Deposit Maturity Distribution
	December 31, 2016
		Over Three	Over Six
	Three Months	Months through	Months through	Over
	or	Six	Twelve	Twelve
	Less	Months	Months	Months	Total
	(Dollars in thousands)
Certificates of deposit
Time Certificates of deposit $100,000 or more	$29,218	$33,174	$76,311	$135,741	$274,444
Other time deposits of $100,000 or more	18,840	8,226	11,128	—	38,194
Total	$48,058	$41,400	$87,439	$135,741	$312,638

Borrowings.  Our borrowings consist of unsecured short‑term promissory notes, securities sold under agreements to repurchase, a long‑term senior note, the Notes, trust preferred subordinated debentures assumed in the Regal merger, and, from time to time, advances from the FHLB.  At December 31, 2016, borrowings totaled $221.3 million, an increase of $104.1 million from December 31, 2015.  The increase was primarily due to FHLB fixed rate advances and the issuance of the Notes.  The increase in borrowings was used primarily to fund new loan originations.

The following is a summary of our short‑term and long‑term borrowings at December 31, 2016, 2015 and 2014:

	December 31, 2016
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Repurchase agreements	$33,433,892	0.47%	$33,880,864	$30,573,019	0.47%
FHLB daily rate advance	30,000,000	0.80	54,000,000	32,263,661	0.65
FHLB adjustable rate advances	—	—	4,000,000	1,478,698	0.59
FHLB fixed rate advances	120,000,000	0.61	159,000,000	104,822,830	0.39
Total short-term borrowings	183,433,892		250,880,864	169,138,208
Long-term borrowings
Senior note, fixed at 6.28%	—	—	5,865,438	3,887,114	6.28
Subordinated Note - fixed to floating, due 2026	35,000,000		35,000,000	11,953,552
Discount on subordinated note	(505,151)		(525,000)	176,174
Issuance cost for subordinated note	(526,286)		(535,427)	173,339
Net carrying value for subordinated note	33,968,563	5.625	33,939,573	12,303,065	5.625
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	3.82
Acquisition fair value adjustment	(1,558,946)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	2.57
Acquisition fair value adjustment	(1,269,050)
Stock on subordinated debentures	202,000
Net carrying value	3,874,004	3.34	3,716,838	3,757,633	3.53
Total long-term borrowings	$37,842,567		77,461,421	32,250,877
Total borrowings	$221,276,459		$328,342,285	$201,389,085

	December 31, 2015
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Short-term promissory notes	$—	—%	$—	$—	—%
Repurchase agreements	33,557,246	0.17	33,557,246	29,038,197	0.17
FHLB daily rate advance	34,000,000	0.49	64,000,000	18,756,567	0.38
FHLB adjustable rate advances	3,000,000	0.38	2,500,000	504,734	0.36
FHLB fixed rate advances	37,000,000	0.39	87,500,000	47,059,726	0.21
Total short-term borrowings	107,557,246		187,557,246	95,359,224
Long-term borrowings
Senior note, fixed at 6.28%	5,874,560	6.28	5,978,771	5,926,602	6.28
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	3.18
Acquisition fair value adjustment	(1,647,400)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	1.94
Acquisition fair value adjustment	(1,335,842)
Stock on subordinated debentures	202,000
Net carrying value	3,718,758	2.71	3,716,838	285,127	2.35
Total long-term borrowings	$9,593,318		9,695,609	6,211,729
Total borrowings	$117,150,564		$197,252,855	$101,570,953

	December 31, 2014
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Short-term promissory notes	$—	—%	$8,272,074	$4,104,963	0.15%
Repurchase agreements	27,502,889	0.19	37,841,441	31,144,877	0.25
FHLB daily rate advance	33,500,000	0.36	45,000,000	4,250,137	0.36
Total short-term borrowings	61,002,889		91,113,515	39,499,977
Long-term borrowings
Senior note, fixed at 6.28%	5,987,283	6.28	6,085,134	6,038,527	6.28
Total long-term borrowings	5,987,283		6,085,134	6,038,527
Total borrowings	$66,990,172		$97,198,649	$45,538,504

Short‑term borrowings from the FHLB have a remaining maturity of less than one year.

Long-term borrowings consists of the Notes.   The fair value of the Notes at December 31, 2016 is $34.0 million.  Also included in long term borrowings are trust preferred subordinated debentures totaling $3.6 million (net of $2.9 million fair value adjustment) at December 31, 2016 as a result of the Regal acquisition.  The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.6 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.3 million) maturing on December 14, 2035.

Long-term borrowings at December 31, 2015 included a promissory note of Pointer Ridge, a portion of which Old Line Bancshares had guaranteed.  As noted above, this promissory note has been repaid.

Old Line Bancshares has additional lines of credit available as discussed in “Liquidity and Capital Resources.”

Stockholders’ Equity.  Our stockholders’ equity amounted to $150.7 million at December 31, 2016 and $144.0 million at December 31, 2015. We are considered “well capitalized” under the risk‑based capital guidelines adopted by the Federal Reserve Board. Stockholders’ equity increased during 2016 primarily due to the $13.2 million of net income available to common stockholders, the issuance of $563 thousand of stock based compensation awards and $837 thousand in proceeds from the exercise of stock options.  These items were partially offset by the $2.6 million paid in dividends on our common stock and $5.0 million in after tax unrealized losses on available for sale securities.

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

We classify loans as troubled debt restructurings (“TDRs”) when certain modifications are made to the loan terms and concessions are granted to the borrowers due to financial difficulty experienced by those borrowers. We only restructure loans for borrowers in financial difficulty that have presented a viable business plan to fully pay off all obligations, including outstanding debt, interest, and fees, either by generating additional income from the business or through liquidation of assets. Generally, these loans are restructured to provide the borrower additional time to execute upon their plans. The concessions granted on TDRs generally include terms to reduce the interest rate or extend the term of the debt obligation.

Loans on non‑accrual status at the date of modification are initially classified as non‑accrual TDRs. Loans on accruing status at the date of concession are initially classified as accruing TDRs if the loan is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as non‑accrual loans subsequent to the concession date if reasonable doubt exists as to the collection of interest or principal under the restructured agreement. TDRs are returned to accruing status when there is economic substance to the restructuring, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

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

Potential problem loans are loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management has identified additional potential problem loans classified as TDRs totaling $897 thousand that are complying with their repayment terms, which are all acquired loans. Management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these loans.

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

We recorded at fair value the loans acquired from MB&T in 2011, from WSB in 2013 and from Regal Bank in 2015.  The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non‑accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At December 31, 2016 and 2015, there was an allowance for loan losses on acquired loans of $111 thousand and $88 thousand, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

Nonperforming Assets.  At December 31, 2016, our nonperforming assets totaled $10.0 million and consisted of $6.4 million of non‑accrual loans, $904 thousand of loans 90 days or more past due and still accruing and other real estate owned of $2.7 million. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	December 31, 2016			December 31, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$634,290	$634,290	$—	$—	$—	$—	$305,323	$305,323
Residential Real Estate:
First Lien-Investment	—	—	—	—	—	—	—	—	—
First Lien-Owner Occupied	—	250,000	250,000	—	—	—	—	—	—
Land and A&D	—	—	—	—	128,938	128,938	—	—	—
Consumer	19,242	—	19,242	—	499	499	—	—	—
Total accruing loans 90 or more days past due	19,242	884,290	903,532	—	129,437	129,437	—	305,323	305,323
Non-accrued loans:
Commercial Real Estate
Owner Occupied	2,370,589	—	2,370,589	2,474,813	—	2,474,813	1,849,685	55,707	1,905,392
Investment	—	—	—	—	64,447	64,447	—	—	—
Hospitality	1,346,736	—	1,346,736	—		—	—	—	—
Land and A&D	77,395	194,567	271,962	—	261,700	261,700	—	795,300	795,300
Residential Real Estate:
First Lien-Investment	312,061	99,293	411,354	102,443	580,696	683,139	113,264	310,735	423,999
First Lien-Owner Occupied	222,237	—	222,237	—	566,701	566,701	—	795,920	795,920
Land and A&D	—	—	—	—	—	—	—	—	—
Commercial	1,760,824	—	1,760,824	1,842,819	—	1,842,819	1,165,955	—	1,165,955
Consumer	—	—	—	—	—	—	120,641	—	120,641
Total non-accrued past due loans:	6,089,842	293,860	6,383,702	4,420,075	1,473,544	5,893,619	3,249,545	1,957,662	5,207,207
Other real estate owned (“OREO”)	425,000	2,321,000	2,746,000	425,000	2,047,044	2,472,044	475,291	1,976,629	2,451,920
Total non performing assets	$6,534,084	$3,499,150	$10,033,234	$4,845,075	$3,650,025	$8,495,100	$3,724,836	$4,239,614	$7,964,450
Accruing Troubled Debt Restructurings
Residential Real Estate:
First Lien-Owner Occupied	$—	$662,661	$662,661	$—	$631,777	$631,777	$—	$505,250	$505,250
First Lien-Investment	—	67,397	67,397	—	—	—	—	—	—
Land and A&D	—	91,669	91,669	—	—	—	—	—	—
Commercial	—	75,701	75,701	—	79,574	79,574	—	83,261	83,261
Total Accruing Troubled Debt Restructurings	$—	$897,428	$897,428	$—	$711,351	$711,351	$—	$588,511	$588,511

	Non-Performing Assets			Non-Performing Assets
	December 31, 2013			December 31, 2012
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$309,767	309,767	$—	$—	—
Residential Real Estate:
First Lien-Investment	—	—	—	—	—	—
First Lien-Owner Occupied	—	429,144	429,144	—	—	—
Land and A&D	—	915,649	915,649	—	—	—
Consumer	—	—	—	—	6,410	6,410
Total accruing loans 90 or more days past due	—	1,654,560	1,654,560	—	6,410	6,410
Non-accrued loans:
Commercial Real Estate
Owner Occupied	$1,849,685	$—	$1,849,685	$—	$771,190	$771,190
Investment	—	376,050	376,050	—	—	—
Hospitality	4,473,345	—	4,473,345	—	—	—
Land and A&D	—	—	—	351,276	200,000	551,276
Residential Real Estate:						—
First Lien-Investment	123,183	—	123,183	138,708	925,696	1,064,404
First Lien-Owner Occupied	925,814	156,143	1,081,957	453,165	1,818,051	2,271,216
Land and A&D	—	130,532	130,532	—	341,624	341,624
Commercial	769,597	—	769,597	874,735	35,392	910,127
Consumer	14,426	—	14,426	—	—	—
Total non-accrued past due loans:	8,156,050	662,725	8,818,775	1,817,884	4,091,953	5,909,837
Other real estate owned (“OREO”)	475,291	3,836,051	4,311,342	1,651,228	2,068,221	3,719,449
Total non performing assets	$8,631,341	$6,153,336	$14,784,677	$3,469,112	$6,166,584	$9,635,696
Accruing Troubled Debt Restructurings
Residential Real Estate:
First Lien-Owner Occupied	$—	$579,583	$579,583	$498,186	$604,326	$1,102,512
Commercial	—	87,387	87,387	—	90,748	90,748
Total Accruing Troubled Debt Restructurings	$—	$666,970	$666,970	$498,186	$695,074	$1,193,260

The table below reflects our ratios of our non‑performing assets at December 31, 2016 and 2015.

	December 31,
	2016	2015
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.55%	0.53%
Total nonperforming assets as a percentage of total assets	0.43%	0.38%
Total nonperforming assets as a percentage of total loans held for investment	0.56%	0.53%
Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.73%	0.74%
Total nonperforming assets as a percentage of total assets	0.59%	0.56%
Total nonperforming assets as a percentage of total loans held for investment	0.73%	0.74%

The table below outlines loans on non‑accrual status by loan category at December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	3	$2,370,589	$2,370,589	$89,204	3	$2,474,813	$2,474,813	$7,096
Investment	1	77,395	77,395	2,290	—	—	—	—
Hospitality	1	1,346,736	1,346,736	61,937	—	—	—	—
Residential Real Estate
First Lien-Investment	3	312,061	312,061	12,229	1	102,443	102,443	—
First Lien-Owner Occupied	1	222,237	222,237	5,436	—	—	—	—
Commercial	24	1,760,824	1,760,824	264,259	24	1,842,819	1,842,819	5,768
Total non-accrual loans	33	6,089,842	6,089,842	435,355	28	4,420,075	4,420,075	12,864
Acquired(1)
Commercial Real Estate:
Land and A & D	2	485,905	194,567	5,503	1	267,113	261,700	7,442
Residential Real Estate
First Lien-Investment	—	—	—	—	5	542,547	468,156	59,207
First Lien-Owner Occupied	1	158,224	99,293	22,130	3	754,408	743,688	20,887
Total non-accrual loans	3	$644,129	$293,860	$27,633	9	$1,564,068	$1,473,544	$87,536
Total all non-accrual loans	36	$6,733,971	$6,383,702	$462,988	37	$5,984,143	$5,893,619	$100,400

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

Nonperforming legacy loans at December 31, 2016 increased $1.7 million from December 31, 2015, primarily because of one hospitality loan of $1.3 million.  These loans are classified as impaired and have been adequately reserved for at December 31, 2016.

Nonperforming acquired loans at December 31, 2016 decreased $1.2 million from December 31, 2015, primarily due to two residential first-lien investment loans totaling $864 thousand being transferred out to OREO during 2016.

The balance of OREO at December 31, 2016 increased $274 thousand from the balance at December 31, 2015, to $2.7 million. Legacy OREO consists of one property.  Acquired OREO increased $274 thousand due to the transfer of three loans aggregating $1.2 million, partially offset by the sale of seven acquired OREO properties of $1.0 million during the twelve month period ended December 31, 2016.

Delinquent Loans.  The tables below present a breakdown of the recorded book balance of past due loans at December 31, 2016 and 2015:

	Past Due Loans
	Recorded Book Balance
	December 31, 2016			December 31, 2015
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate
Owner Occupied	$2,799,802	$—	$2,799,802	$—	$1,359,110	$1,359,110
Investment	—	794,037	794,037	—	—	—
Land and A&D	—	—	—	459,655	157,866	617,521
Residential Real Estate:
First Lien-Investment	517,498	397,944	915,442	288,747	1,253,005	1,541,752
First Lien-Owner Occupied	—	879,718	879,718	241,445	2,124,416	2,365,861
HELOC and Jr. Liens	99,946	—	99,946	—	—	—
Commercial	325,161	—	325,161	4,471	873,796	878,267
Consumer	—	—	—	—	2,039	2,039
Total 30 - 89 days past due	3,742,407	2,071,699	5,814,106	994,318	5,770,232	6,764,550
90 or more days past due
Commercial Real Estate
Owner Occupied	—	634,290	634,290	—	—	—
Land and A&D	—	—	—	—	128,938	128,938
Residential Real Estate:
First Lien-Owner Occupied	—	250,000	250,000	—	—	—
Consumer	19,242	—	19,242	—	499	499
Total 90 or more days past due	19,242	884,290	903,532	—	129,437	129,437
Total accruing past due loans	3,761,649	2,955,989	6,717,638	994,318	5,899,669	6,893,987

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

We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by ASC Topic 310—Receivables, and ASC Topic 450—Contingencies. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s SAB No. 102, Loan Loss Allowance Methodology and Documentation, the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses provided by the Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and National Credit Union Administration. We also continue to measure the credit impairment at each period end on all loans that have been classified as a TDR using the guidance in ASC 310‑10‑35.

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

 The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.   During 2013, the loan segments were changed to align with our new allowance methodology, which resulted in balance transfers from prior loan categories and assignment to each new loan segment.

		Commercial	Residential
December 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Provision for loan losses	172,059	936,227	486,935	(10,679)	1,584,542
Recoveries	43,330	—	49,464	18,482	111,276
	1,376,707	3,990,152	1,219,361	19,416	6,605,636
Loans charged off	(4,472)	—	(395,841)	(9,854)	(410,167)
Ending Balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$609,152	$611,498	$61,365	$—	$1,282,015
Other loans not individually evaluated	735,876	3,378,654	678,371	9,562	4,802,463
Acquired Loans:
Individually evaluated for impairment	27,207	—	83,784	—	110,991
Ending balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469

		Commercial	Residential
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Provision for loan losses	675,598	495,537	282,398	(142,549)	1,310,984
Recoveries	16,068	20	135,908	58,105	210,101
	1,388,037	3,053,925	1,345,301	15,657	5,802,920
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$605,336	$119,198	$—	$—	$724,534
Other loans not individually evaluated	555,982	2,934,727	594,358	11,613	4,096,680
Acquired Loans:
Individually evaluated for impairment	—	—	88,604	—	88,604
Ending balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818

		Commercial	Residential
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$—	$—	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	—	—	20,000	—	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

		Commercial	Residential
December 31, 2013	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance					3,965,347
Provision for loan losses					1,289,153
Allocated balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640
	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)
Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661
Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

	Real			Other
December 31, 2012	Estate	Commercial	Boats	Consumer	Total
Beginning balance	$2,123,068	$922,310	$565,240	$130,653	$3,741,271
Provision for loan losses	1,056,287	(181,118)	(224,359)	40,007	690,817
Provision for loan losses for loans acquired with deteriorated credit quality	584,928	249,255	—	—	834,183
Recoveries	32,636	82,260	—	107,260	222,156
	3,796,919	1,072,707	340,881	277,920	5,488,427
Loans charged off	(970,335)	(316,753)	(91,953)	(144,039)	(1,523,080)
Ending Balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$125,000	$—	$—	$—	$125,000
Other loans not individually evaluated	2,384,960	755,954	248,928	133,881	3,523,723
Acquired Loans:
Individually evaluated for impairment	316,624	—	—	—	316,624
Ending balance	$2,826,584	$755,954	$248,928	$133,881	$3,965,347

The following table provides our ratio of allowance for loan losses:

	At December 31,
	2016	2015	2014	2013	2012
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.45%	0.43%	0.46%	0.58%	0.66%
Non-accrual loans	97.05%	83.31%	82.23%	55.89%	67.10%
Net charge-offs to average loans	0.02%	0.07%	0.39%	0.07%	0.23%

The following tables provide a breakdown of the allowance for loan losses at the dates indicated. The loan portfolio prior to 2013 were segmented in different loan categories, which were changed to align with our revised 2013 allowance methodology which resulted in balance transfers from prior loan categories to each new loan segment.

	Allocation of Allowance for Loan Losses
	December 31, 2016		December 31, 2015		December 31, 2014
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Commercial	$1,372,234	10.39%	$1,161,318	10.04%	$696,371	11.62%
Commercial Real Estate	3,990,152	69.83	3,053,925	66.71	2,558,368	64.62
Residential Real Estate	823,521	19.41	682,962	22.65	926,995	22.75
Consumer	9,562	0.37	11,613	0.60	100,101	1.01
Total	$6,195,469	100.00%	$4,909,818	100.00%	$4,281,835	100.00%

	Allocation of Allowance for Loan Losses
	December 31, 2013
		% of Loans
		in Each
	Amount	Category
Commercial	$495,051	11.84%
Commercial Real Estate	3,569,395	62.78
Residential Real Estate	841,234	24.09
Consumer	23,533	1.29
Total	$4,929,213	100.00%

	Allocation of Allowance for Loan Losses
	December 31, 2012
		% of Loans
		in Each
	Amount	Category
Consumer	$133,881	0.67%
Boat	248,928	1.17
Mortgage	2,826,584	81.71
Commercial	755,954	16.45
Total	$3,965,347	100.00%

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On December 31, 2016, we had $22.1 million in cash and due from banks, $1.2 million in interest bearing accounts, and $248 thousand in federal funds sold. As of December 31, 2015, we had $40.2 million in cash and due from banks, $1.1 million in interest bearing accounts, and $2.3 million in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

While we periodically experience large withdrawals, these have not resulted in liquidity issues for Old Line Bancshares.  During the last recession and the turmoil in the financial markets that followed, some institutions experienced large deposit withdrawals that caused liquidity problems, although we did not. Although we plan for various liquidity scenarios, however, if turmoil in the financial markets occurs in the future and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit. In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $33.5 million at December 31, 2016.  Old Line Bank has an additional secured line of credit from the FHLB of $493.8 million at December 31, 2016. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided the FHLB collateral to support up to $225.6 million of borrowings. We may increase availability by providing additional collateral. Additionally, we have provided collateral in the form of investment securities to support the $33.4 million repurchase agreement.

The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation—Capital Adequacy Guidelines.”

Risk Based Capital Analysis

(Dollars in thousands)

December 31,	2016	2015	2014
Tier 1 Capital
Common stock	$109	$108	$108
Additional paid-in capital	106,693	105,294	105,235
Retained earnings	48,842	38,291	30,068
Add: additional tier 1 capital instruments	3,874	—	—
Less: disallowed assets	11,898	11,526	12,214
Less: deferred assets	5,699	5,497	5,447
Total Tier 1 Capital	141,921	126,670	117,750
Tier 2 Capital:
Unrealized gains (45%) equity securities	—	—	—
Add: additional tier 2 capital instruments	35,000	—	—
Less: deductions	—	—	327
Allowance for loan losses	6,247	5,133	4,477
Total Risk Based Capital	$183,168	$131,803	$121,900
Risk weighted assets	$1,492,629	$1,189,816	$958,224

				Regulatory	To be Well
December 31,	2016	2015	2014	Minimum	Capitalized
Capital Ratios:
Tier 1 risk based capital ratio	9.5%	10.7%	12.3%	6.0%	8.0%
Total risk based capital ratio	12.3%	11.1%	12.7%	8.0%	10.0%
Leverage ratio	8.6%	9.1%	9.9%	4.0%	5.0%
Common Equity Tier 1	9.2%	10.7%		4.5%	6.5%

Contractual Obligations, Commitments, Contingent Liabilities, and Off‑Balance Sheet Arrangements

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

Outstanding loan commitments and lines and letters of credit at December 31, 2016 and 2015 are as follows:

December 31,	2016	2015
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$92,263	$82,875
Construction	134,944	43,079
Consumer	26,204	19,577
	$253,411	$145,531
Standby letters of credit	$18,907	$17,442

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

Commitments for real estate development and construction, which totaled $134.9 million, or 53.26% of the $253.4 million at December 31, 2016, are generally short term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

We have various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date.

Contractual Obligations

(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years	Total
Non-interest bearing deposits	$331,331	$—	$—	$—	$331,331
Interest bearing deposits	785,387	125,290	83,872	—	994,549
Short term borrowings	183,434	—	—	—	183,434
Long term borrowings	—	—	—	37,843	37,843
Purchase obligations	4,180	7,761	8,295	4,571	24,807
Operating leases	2,118	4,530	922	4,496	12,066
Total	$1,306,450	$137,581	$93,089	$46,910	$1,584,030

Our operating lease obligations represent rental payments for 16 branches, six loan production offices. The interest bearing obligations include accrued interest. Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligations amounts include estimated obligations under data processing and network servicing and installation contracts, income tax payable, pension obligations and accounts payable for goods and services.

Reconciliation of Non‑GAAP Measures

Below is a reconciliation of the Federal Tax Exempt adjustments and the GAAP basis information presented in this report:

Twelve Month Ended December 31, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$52,939,428	3.66%	3.50%
Tax equivalent adjustment
Federal funds sold	16	—	—
Investment securities	951,978	0.07	0.06
Loans	922,114	0.06	0.07
Total tax equivalent adjustment	1,874,108	0.13	0.13
Tax equivalent interest yield	$54,813,536	3.79%	3.63%

Twelve Month Ended December 31, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$46,588,496	3.95%	3.82%
Tax equivalent adjustment
Federal funds sold	5	—	—
Investment securities	793,155	0.06	0.06
Loans	949,678	0.07	0.07
Total tax equivalent adjustment	1,742,838	0.13	0.13
Tax equivalent interest yield	$48,331,334	4.08%	3.95%

Twelve Month Ended December 31, 2014

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$41,703,523	3.99%	3.88%
Tax equivalent adjustment
Federal funds sold	1	—	—
Investment securities	948,561	0.09	0.09
Loans	783,712	0.07	0.07
Total tax equivalent adjustment	1,732,274	0.16	0.16
Tax equivalent interest yield	$43,435,797	4.15%	4.04%

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

The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2016.  Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2016
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	248	—	—	—	248
Investment securities	1,500	—	4,801	193,204	199,505
Loans	229,057	87,073	681,793	368,191	1,366,114
Total interest earning assets	230,835	87,073	686,594	561,395	1,565,897
Interest Bearing Liabilities:
Interest-bearing transaction deposits	288,797	144,398	—	—	433,195
Savings accounts	33,586	33,586	33,586	—	100,758
Time deposits	68,952	182,481	209,163	—	460,596
Total interest-bearing deposits	391,335	360,465	242,749	—	994,549
FHLB advances	150,000	—	—	—	150,000
Other borrowings	33,434	—	—	37,843	71,277
Total interest-bearing liabilities	574,769	360,465	242,749	37,843	1,215,826
Period Gap	$(343,934)	$(273,392)	$443,845	$523,552	$350,071
Cumulative Gap	$(343,934)	$(617,326)	$(173,481)	$350,071
Cumulative Gap/Total Assets	(20.12)%	(36.12)%	(10.15)%	20.48%

Quarterly Data (unaudited)

	First	Second	Third	Fourth
Year Ended December 31, 2016	Quarter	Quarter	Quarter	Quarter

Interest income	$14,158	$14,614	$15,339	$16,354
Interest expense	1,546	1,638	2,000	2,341
Net interest income	12,612	12,976	13,339	14,013
Provision for loan losses	779	300	306	200
Net interest income after provision for loan losses	11,833	12,676	13,033	13,812
Income before income taxes	3,193	4,687	5,374	6,715
Income tax expense	1,043	1,554	1,831	2,385
Net income	2,150	3,133	3,543	4,330
Less: Net income (loss) attributable to the non-controlling interest	(2)	2	-	-
Net income available to common stockholders	2,152	3,131	3,543	4,330
Basic earnings per common share	0.20	0.29	0.33	0.40
Diluted earnings per common share	0.20	0.28	0.32	0.39

	First	Second	Third	Fourth
Year Ended December 31, 2015:	Quarter	Quarter	Quarter	Quarter

Interest income	$12,508	$12,352	$13,007	$13,624
Interest expense	1,046	1,181	1,259	1,378
Net interest income	11,462	11,171	11,748	12,246
Provision for loan losses	562	86	264	400
Net interest income after provision for loan losses	10,900	11,085	11,484	11,845
Income before income taxes	4,040	3,797	4,720	3,289
Income tax expense	1,295	1,195	1,605	1,287
Net income	2,745	2,602	3,115	2,002
Less: Net income (loss) attributable to the non-controlling interest	(9)	1	3	1
Net income available to common stockholders	2,754	2,601	3,112	2,001
Basic earnings per common share	0.25	0.25	0.30	0.19
Diluted earnings per common share	0.25	0.24	0.29	0.19

	First	Second	Third	Fourth
Year Ended December 31, 2014:	Quarter	Quarter	Quarter	Quarter

Interest income	$11,372	$11,617	$11,118	$11,496
Interest expense	1,013	1,005	963	919
Net interest income	10,359	10,612	10,155	10,577
Provision for loan losses	270	1,544	555	458
Net interest income after provision for loan losses	10,089	9,068	9,600	10,119
Income before income taxes	2,505	2,443	2,377	2,462
Income tax expense	691	688	636	679
Net income	1,814	1,755	1,741	1,783
Less: Net income (loss) attributable to the non-controlling interest	(21)	(14)	(4)	2
Net income available to common stockholders	1,835	1,769	1,745	1,781
Basic earnings per common share	0.17	0.16	0.16	0.17
Diluted earnings per common share	0.17	0.16	0.16	0.16

Item 8.  Financial Statements

The following consolidated financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Line Bancshares, Inc.

We have audited Old Line Bancshares, Inc. and Subsidiaries (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Old Line Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and our report dated March 15, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 15, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Old Line Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Old Line Bancshares, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Old Line Bancshares, Inc.’s internal controls over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2017, expressed an unqualified opinion thereon.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 15, 2017

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Cash and due from banks	$22,062,912	$40,239,384
Interest bearing deposits in other financial institutions	1,151,917	1,135,263
Federal funds sold	248,342	2,326,045
Total cash and cash equivalents	23,463,171	43,700,692
Investment securities available for sale-at fair value	199,505,204	194,705,675
Loans held for sale, fair value of $8,707,516 and $8,277,775	8,418,435	8,112,488
Loans held for investment (net of allowance for loan losses of $6,195,469 and $4,909,818, respectively)	1,361,175,206	1,147,034,715
Equity securities at cost	8,303,347	4,942,346
Premises and equipment	36,744,704	36,174,978
Accrued interest receivable	4,278,229	3,814,546
Deferred income taxes	9,578,350	13,820,679
Bank owned life insurance	37,557,566	36,606,105
Other real estate owned	2,746,000	2,472,044
Goodwill	9,786,357	9,786,357
Core deposit intangible	3,520,421	4,351,226
Other assets	3,942,640	4,567,038
Total assets	$1,709,019,630	$1,510,088,889
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$331,331,263	$328,549,405
Interest bearing	994,549,269	907,330,561
Total deposits	1,325,880,532	1,235,879,966
Short term borrowings	183,433,892	107,557,246
Long term borrowings	37,842,567	9,593,318
Supplemental executive retirement plan	5,613,799	5,336,509
Income taxes payable	18,706	3,615,677
Other liabilities	5,563,349	4,117,284
Total liabilities	1,558,352,845	1,366,100,000
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; issued and outstanding 10,910,915 for 2016 and 10,802,560 for 2015	109,109	108,026
Additional paid-in capital	106,692,958	105,293,606
Retained earnings	48,842,026	38,290,876
Accumulated other comprehensive income (loss)	(4,977,308)	38,200
Total Old Line Bancshares, Inc. stockholders’ equity	150,666,785	143,730,708
Non-controlling interest	—	258,181
Total stockholders’ equity	150,666,785	143,988,889
Total liabilities and stockholders’ equity	$1,709,019,630	$1,510,088,889

             The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2016	2015	2014
Interest Income
Loans, including fees	$56,031,146	$47,948,411	$41,723,378
Interest and dividends on taxable investments:
U.S. Treasury securities	18,838	10,520	21,680
U.S. government agency securities	266,302	521,947	567,785
Corporate bonds	130,374	—	—
Mortgage backed securities	2,060,415	1,502,468	1,498,353
Municipal securities	1,586,956	1,239,290	1,479,292
Federal funds sold	2,334	1,022	4,689
Other	368,175	229,136	308,069
Total interest income	60,464,540	51,452,794	45,603,246
Interest expense
Deposits	5,508,833	4,246,990	3,401,622
Borrowed funds	2,016,279	617,308	498,101
Total interest expense	7,525,112	4,864,298	3,899,723
Net interest income	52,939,428	46,588,496	41,703,523
Provision for loan losses	1,584,542	1,310,984	2,827,297
Net interest income after provision for loan losses	51,354,886	45,277,512	38,876,226
Non-interest income
Service charges on deposit accounts	1,728,636	1,729,773	1,904,063
Gains on sales or calls of investment securities	1,227,915	65,222	129,911
Gain on the sale of stock	—	—	96,993
Earnings on bank owned life insurance	1,132,401	1,009,653	988,204
Gain (loss) on disposal of assets	(27,176)	14,128	(30,131)
Income on marketable loans	2,317,648	2,019,313	771,815
Other fees and commissions	1,876,613	2,006,906	2,096,069
Total non-interest income	8,256,037	6,844,995	5,956,924
Non-interest expense
Salaries and benefits	20,031,638	17,237,222	17,831,394
Occupancy and equipment	6,788,213	5,775,874	6,268,593
Data processing	1,549,863	1,432,182	1,340,875
FDIC insurance and State of Maryland assessments	1,040,507	966,982	912,208
Merger and integration	661,018	1,420,570	29,167
Core deposit premium amortization	830,805	792,351	866,704
(Gain) loss on sales of other real estate owned	(77,943)	49,717	(697,875)
OREO expense	318,498	430,559	554,057
Director Fees	665,700	651,500	482,498
Network services	549,639	699,649	743,751
Telephone	762,943	659,934	667,095
Other operating	6,522,285	6,159,143	6,047,868
Total non-interest expense	39,643,166	36,275,683	35,046,335
Income before income taxes	19,967,757	15,846,824	9,786,815
Income tax expense	6,812,598	5,382,390	2,694,104
Net income	13,155,159	10,464,434	7,092,711
Less: Net gain (loss) attributable to the non-controlling interest	62	(4,152)	(37,589)
Net income available to common stockholders	$13,155,097	$10,468,586	$7,130,300
Basic earnings per common share	$1.21	$0.98	$0.66
Diluted earnings per common share	$1.20	$0.97	$0.65
Dividend per common share	$0.24	$0.21	$0.18

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2016	2015	2014
Net income	$13,155,159	$10,464,434	$7,092,711
Other Comprehensive Income (Loss):
Unrealized (loss) gain on securities available for sale, net of taxes of ($2,782,707), 146,528 and $2,143,885, respectively.	(4,271,943)	224,945	3,291,241
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $484,351, $25,727 and $51,243, respectively.	(743,564)	(39,495)	(78,668)
Other comprehensive (loss) income	(5,015,507)	185,450	3,212,573
Comprehensive Income	8,139,652	10,649,884	10,305,284
Comprehensive income (loss) attributable to the non-controlling interest	62	(4,152)	(37,589)
Comprehensive income available to common stockholders	$8,139,590	$10,654,036	$10,342,873

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	stockholders’
	Shares	Par value	capital	earnings	income (loss)	interest	equity
Balance, December 31, 2013	10,777,113	$107,772	$104,622,171	$24,879,275	$(3,359,823)	$299,922	$126,549,318
Net income attributable to Old Line Bancshares, Inc.	—	—	—	7,130,300	—	—	7,130,300
Unrealized loss on securities available for sale, net of income tax expense of $3,797,338	—	—	—	—	3,212,573	—	3,212,573
Net loss attributable to non-controlling interest	—	—	—	—	—	(37,589)	(37,589)
Stock based compensation awards	—	—	336,652	—	—	—	336,652
Common stock cash dividend $0.18 per share	—	—	—	(1,941,777)	—	—	(1,941,777)
Stock options exercised including tax benefit of $23,934	25,560	256	276,905	—	—	—	277,161
Restricted stock issued	8,257	82	(82)	—	—	—	—
Balance, December 31, 2014	10,810,930	$108,110	$105,235,646	$30,067,798	$(147,250)	$262,333	$135,526,637
Net income attributable to Old Line Bancshares, Inc.	—	—	—	10,468,586	—	—	10,468,586
Acquisition of Regal Bancorp	230,640	2,306	4,142,295	—	—	—	4,144,601
Unrealized gain on securities available for sale, net of income tax expense of $120,801	—	—	—	—	185,450	—	185,450
Net loss attributable to non-controlling interest	—	—	—	—	—	(4,152)	(4,152)
Stock based compensation awards	—	—	418,419	—	—	—	418,419
Stock options exercised including tax benefit of $94,185	69,500	695	815,158	—	—	—	815,853
Restricted stock issued	30,727	307	(307)	—	—	—	—
Stock buyback	(339,237)	(3,392)	(5,317,605)				(5,320,997)
Common stock cash dividend $0.21 per share	—	—	—	(2,245,508)	—	—	(2,245,508)
Balance, December 31, 2015	10,802,560	$108,026	$105,293,606	$38,290,876	$38,200	$258,181	$143,988,889
Net income attributable to Old Line Bancshares, Inc.	—	—	—	13,155,097	—	—	13,155,097
Unrealized loss on securities available for sale, net of income tax benefit of $3,267,058	—	—	—	—	(5,015,508)	—	(5,015,508)
Purchase of non-controlling interest	—	—	—	—	—	(258,181)	(258,181)
Stock based compensation awards	—	—	562,672	—	—	—	562,672
Stock options exercised including tax benefit of $149,429	71,794	718	837,045	—	—	—	837,763
Restricted stock issued	36,561	365	(365)	—	—	—	—
Common stock cash dividend $0.24 per share	—	—	—	(2,603,947)	—	—	(2,603,947)
Balance, December 31, 2016	10,910,915	$109,109	$106,692,958	$48,842,026	$(4,977,308)	$—	$150,666,785

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2016	2015	2014
Cash flows from operating activities
Net income	$13,155,159	$10,464,434	$7,092,711
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,582,116	2,332,087	2,264,380
Provision for loan losses	1,584,542	1,310,984	2,827,297
Amortization of intangible assets	830,805	792,351	866,704
Change in deferred loan fees net of costs	(329,541)	(1,039)	(253,358)
(Gain)/loss on sales or calls of securities	(1,227,915)	(65,222)	(129,911)
Amortization of premiums and discounts	1,082,570	910,426	933,688
Origination of loans held for sale	(100,887,323)	(103,508,482)	(54,257,289)
Proceeds from sale of loans held for sale	100,581,376	99,944,100	51,723,894
Income on marketable loans	(2,317,648)	(2,019,313)	(771,815)
(Gain)/loss on sales of other real estate owned	(77,943)	49,717	(697,875)
Gain on the sale of equity securities	—	—	(96,993)
Write down of other real estate owned	—	145,165	—
Gain on sale of fixed assets	(27,176)	(14,128)	30,131
Deferred income taxes	7,509,357	2,496,521	(2,107,312)
Stock based compensation awards	562,672	418,419	336,652
Increase (decrease) in
Accrued interest payable	852,670	128,352	1,216
Income tax payable	(3,596,971)	3,130,242	(2,071,174)
Supplemental executive retirement plan	277,290	241,368	173,900
Other liabilities	593,395	(1,531,062)	467,726
Decrease (increase) in
Accrued interest receivable	(463,683)	(342,255)	214,496
Bank owned life insurance	(951,461)	(866,588)	(852,560)
Other assets	624,397	(13,821)	4,512,293
Net cash provided by operating activities	$20,356,688	$14,002,256	10,206,801
Cash flows from investing activities
Cash and cash equivalents of acquired bank	—	6,344,304	—
Acquisition cash consideration	—	(2,852,321)	—
Purchase of investment securities available for sale	(153,226,365)	(51,567,606)	(28,384,137)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	32,295,968	—	16,528,134
Available for sale sold	107,993,646	41,835,214	26,999,085
Loans made, net of principal collected	(214,308,249)	(129,132,289)	(82,548,387)
Proceeds from sale of other real estate owned	1,034,362	1,413,869	3,978,662
Change in equity securities	(3,361,001)	869,351	(233,973)
Purchase of premises and equipment	(3,151,842)	(2,399,547)	(1,251,894)
Proceeds from the sale of premises and equipment	27,176	14,128	(30,131)
Net cash used in investing activities	(232,696,305)	(135,474,897)	(64,942,641)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	17,131,785	94,563,356	(17,535,593)
Other deposits	72,868,781	21,602,161	58,915,512
Short term borrowings	75,876,646	46,554,357	11,472,764
Long term borrowings	28,249,249	(16,200,985)	(105,791)
Stock proceeds from stock repurchase program	—	(5,320,997)	—
Proceeds from stock options exercised	837,763	816,213	277,161
Cash dividends paid-common stock	(2,603,947)	(2,245,508)	(1,941,777)
Purchase of minority member(s) interest	(258,181)	—	—
Net cash provided by financing activities	192,102,096	139,768,597	51,082,276

Net (decrease) increase in cash and cash equivalents	(20,237,521)	18,295,956	(3,653,564)

Cash and cash equivalents at beginning of period	43,700,692	25,404,736	29,058,300
Cash and cash equivalents at end of period	$23,463,171	$43,700,692	25,404,736

The accompanying notes are an integral part of these consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,	2016	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$6,423,846	$4,735,946	$2,898,507
Income taxes	$2,725,000	$415,220	$(1,156,324)

Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$1,230,375	$820,725	$1,421,365

	2016	2015	2014
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$—	$129,901,303	$—
Other intangible assets acquired	—	2,715,463	—
Fair value of liabilities assumed	—	(125,619,844)	—
Total merger consideration	—	6,996,922	—
Supplemental disclosure of noncash activities:
Transfer to loans from other real estate owned	$—	$820,725	$—

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Description of Business—Old Line Bancshares, Inc. (“Bancshares”) is the holding company for Old Line Bank (the “Bank”). We provide a full range of banking services to customers located in Anne Arundel, Baltimore, Calvert, Charles, Carroll, Prince George’s and St. Mary’s Counties in Maryland and surrounding areas.

Basis of Presentation and Consolidation—The accompanying consolidated financial statements include the activity of Bancshares, its wholly owned subsidiary, Old Line Bank, and their wholly owned subsidiary Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We have eliminated all significant intercompany transactions and balances.

For 2015, we reported the non‑controlling interests in Pointer Ridge separately in the consolidated balance sheets. We report the income of Pointer Ridge attributable to Bancshares from the date of Bancshares’ acquisition of majority interest on the consolidated statements of income.

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

Investment Securities—As we purchase securities, management determines if we should classify the securities as held to maturity, available for sale or trading. We record the securities that management has the intent and ability to hold to maturity at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity. We classify securities that we may sell before maturity as available for sale and carry these securities at fair value with unrealized gains and losses included in stockholders’ equity on an after tax basis. Management has not identified any investment securities as trading.

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

Stock Based Compensation Awards—The cost of employee services received in exchange for equity instruments, including stock options and restricted stock awards, is generally measured at fair value on the grant date. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of Bancshares’ common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Equity Securities—Equity securities include stock from Federal Home Loan Bank, Atlantic Central Bankers Bank and Maryland Financial Bank, which are carried at cost that approximates fair value.

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

Mortgage Banking Activities—As part of normal business operations, we originate residential mortgage loans that have been pre‑approved by secondary investors. The terms of the loans are set by the secondary investors, and the purchase price that the investor will pay for the loan is agreed to prior to the commitment of the loan. Generally, within three weeks after funding, the loans are transferred to the investor in accordance with the agreed‑upon terms. At the date the loans are transferred to the investor, the servicing is released.  On the settlement date of these loans, we record the gains from the sale of these loans equal to the difference between the proceeds to be received and the carrying amount of the loan.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted. We have determined that Bancshares has one reporting unit.

We evaluated the carrying value of goodwill as of September 30, 2016, our annual test date, and determined that no impairment charge was necessary. Additionally, should Bancshares’ future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2016 evaluation that caused us to perform an interim review of the carrying value of goodwill.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Loans Held‑for‑Sale—The loans classified in the held‑for‑sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at December 31, 2016 and will be settled subsequent to that date and reported at lower of cost.

Allowance for Loan Losses—The allowance for loan losses represent an amount that, in management’s judgment, will be adequate to absorb probable losses on existing loans and other extensions of credit that may become uncollectible. Management bases its judgment in determining the adequacy of the allowance on evaluations of the collectability of loans. Management takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrowers’ ability to pay, overall portfolio quality, and review of specific problem areas. If the current economy or real estate market continues to suffer a severe downturn, we may need to increase the estimate for uncollectible accounts. We charge off loans that we deem uncollectible and deduct them from the allowance. We add recoveries on loans previously charged off to the allowance.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

	Years Ended December 31,
	2016	2015	2014
Net Income	$13,155,097	$10,468,586	$7,130,300
Denominator:
Weighted average common shares outstanding	10,837,939	10,647,986	10,786,017
Effect of Diluted Shares	159,546	136,337	149,165
Diluted shares	10,997,485	10,784,323	10,935,182
Net income per share:
Basic	$1.21	$0.98	$0.66
Diluted	$1.20	$0.97	$0.65

Comprehensive Income—Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes.  The line item affected in the consolidated statements of income by the re‑classified amounts is gain on sales or calls of investment securities.

Reclassifications—We have made certain reclassifications to the 2015 and 2014 financial presentation to conform to the 2016 presentation.  Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net income.

Recent Accounting Pronouncements—  In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU will be effective for us in our first quarter of 2018. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. We are evaluating the transition method that will be elected and the potential effects of the adoption of this ASU on our financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805):  Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU No. 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. Bancshares is currently assessing the impact that the adoption of this standard will have on its financial condition and results of operations.

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

In June 2016,  the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” ("CECL") model requiring Bancshares to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Bancshares is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

2.  Acquisition of Regal Bancorp, Inc.

            On December 4, 2015, Bancshares completed its acquisition of Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), through the merger of Regal with and into Bancshares (the “Merger”).

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

In connection with the Merger, Regal Bank was merged with and into the Bank, with the Bank the surviving bank.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Pro forma financial information is not provided because such amounts are not meaningful to Bancshares’ consolidated financial statements.

The following is an outline of the expenses that we have incurred during the years ended December 31, 2016  and 2015 in conjunction with the Regal merger:

Years ended December 31,	2016	2015
Data processing	$197,639	$435,942
Salaries	—	146,715
Advisory & legal fees	91,172	631,667
Other	372,207	206,246
	$661,018	$1,420,570

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

3. Goodwill and Other Intangible Assets

The following is a summary of changes in the carrying amounts of goodwill as well as the gross carrying amounts and accumulated amortization of core deposit intangibles:

	December 31,
	2016	2015
Goodwill:
Carrying amount at beginning of year	$9,786,357	$7,793,665
Goodwill from Regal acquisition	—	1,992,692
Carrying amount at end of year	$9,786,357	$9,786,357
Core deposit intangible:
Core deposit intangible	$8,160,420	$7,437,640
Acquired during the year	—	722,780
Less accumulated amortization	(4,639,999)	(3,809,194)
Carrying amount at end of year	$3,520,421	$4,351,226

We recorded amortization expense related to the core deposit intangible of $830,805, $792,351 and $866,704 for the years ended December 31, 2016, 2015 and 2014, respectively. Core deposit intangibles are being amortized as follows:

Core Deposit
Years ended December 31,	Premium
2017	742,900
2018	662,723
2019	580,868
2020	494,587
2021	424,385
Thereafter	614,958
Total	$3,520,421

4. Cash and Cash Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. We did not have any accounts that exceeded the federally insured limit in 2016 or 2015.  The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $491 thousand and $365 thousand 2016 and 2015, respectively. Federal banking regulations require banks to carry non‑interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

5. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2016
Available for sale
U. S. treasury	$2,999,483	$27	$(3,728)	$2,995,782
U.S. government agency	7,653,595	—	(387,280)	7,266,315
Corporate bonds	8,100,000	90,477	(18,840)	8,171,637
Municipal securities	71,103,969	170,512	(3,587,676)	67,686,805
Mortgage backed securities:
FHLMC certificates	22,706,185	11,712	(917,543)	21,800,354
FNMA certificates	73,425,200	—	(2,976,384)	70,448,816
GNMA certificates	21,736,255	3,506	(604,266)	21,135,495
	$207,724,687	$276,234	$(8,495,717)	$199,505,204
December 31, 2015
Available for sale
U. S. treasury	$2,999,978	$118	$(96)	$3,000,000
U.S. government agency	36,874,804	10,283	(278,424)	36,606,663
Municipal securities	49,130,632	1,092,044	(19,970)	50,202,706
Mortgage backed securities
FHLMC certificates	21,734,289	55,218	(26,350)	21,763,157
FNMA certificates	49,461,464	22,916	(382,909)	49,101,471
GNMA certificates	29,758,449	48,759	(389,199)	29,418,009
SBA loan pools	4,682,975	—	(69,306)	4,613,669
	$194,642,591	$1,229,338	$(1,166,254)	$194,705,675

The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2016 and 2015:

	December 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U. S. treasury	$1,496,016	$3,728	$—	$—	$1,496,016	$3,728
U.S. government agency	7,266,315	387,280	—	—	7,266,315	387,280
Corporate bonds	1,981,160	18,840	—	—	1,981,160	18,840
Municipal securities	50,722,157	3,587,676	—	—	50,722,157	3,587,676
Mortgage backed securities
FHLMC certificates	21,413,620	917,543	—	—	21,413,620	917,543
FNMA certificates	70,448,817	2,976,384	—	—	70,448,817	2,976,384
GNMA certificates	16,403,268	475,022	4,227,210	129,244	20,630,478	604,266
	$169,731,353	$8,366,473	$4,227,210	$129,244	$173,958,563	$8,495,717

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

At December 31, 2016, we had 166 investment securities that were in an unrealized loss position for less than 12 months and 7 investment securities in an unrealized loss position for 12 months or more.

We consider all unrealized losses on securities as of December 31, 2016 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of December 31, 2016, we do not have the intent to sell any of the securities classified as available for sale with unrealized losses and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re‑pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not recognized any other than temporary impairment loss in our consolidated statement of income.

During the year ended December 31, 2016, we received $140.3 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $1.3 million and realized losses of $92 thousand for total realized net gain of $1.2 million. The net proceeds of these transactions were used to re-balance the investment portfolio, which resulted in a slightly higher yield on our security investments.  During the year ended December 31, 2015, exclusive of the sale of investments acquired in the Regal merger of $24 million, we received $6.0 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $69 thousand and realized losses of $4 thousand for total realized net gain of $65 thousand.   As a result of the Regal acquisition, we acquired $24 million in investment securities, which consisted of longer duration MBS that we sold immediately for no effect on the income statement.  Proceeds from the sale of this portfolio was used to purchase shorter duration 15 year MBS and municipal bonds.

Contractual maturities and pledged securities at December 31, 2016 and 2015 are shown below. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties. In addition, we classify mortgage backed securities based on maturity date, although the Bank receives payments on a monthly basis. We have pledged securities to customers who have funds invested in overnight repurchase agreements and deposits.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

	2016		2015
	Amortized	Fair	Amortized	Fair
December 31,	cost	value	cost	value
Maturing
Within one year	$1,499,739	$1,499,766	$2,999,978	$3,000,000
Over one to five years	4,788,422	4,801,586	38,043,946	37,821,084
Over five to ten years	31,359,410	30,528,639	18,196,837	18,530,454
Over ten years	170,077,116	162,675,213	135,401,830	135,354,137
	$207,724,687	$199,505,204	$194,642,591	$194,705,675
Pledged securities	$52,471,389	$50,704,637	$42,610,016	$42,385,435

6. Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	December 31, 2016			December 31, 2015
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$238,220,475	$53,850,612	$292,071,087	$193,909,818	$57,212,598	$251,122,416
Investment	414,012,709	37,687,804	451,700,513	298,434,087	57,749,376	356,183,463
Hospitality	141,611,858	11,193,427	152,805,285	91,440,548	10,776,561	102,217,109
Land and A&D	51,323,297	6,015,813	57,339,110	50,584,469	7,538,964	58,123,433
Residential Real Estate
First Lien—Investment	72,150,512	23,623,660	95,774,172	69,121,743	31,534,452	100,656,195
First Lien—Owner Occupied	54,732,604	42,443,767	97,176,371	37,486,858	52,204,717	89,691,575
Residential Land and A&D	39,667,222	5,558,232	45,225,454	35,219,801	6,578,950	41,798,751
HELOC and Jr. Liens	24,385,215	2,633,718	27,018,933	24,168,289	4,350,956	28,519,245
Commercial and Industrial	136,259,560	5,733,904	141,993,464	105,963,233	9,519,465	115,482,698
Consumer	4,868,909	139,966	5,008,875	6,631,311	243,804	6,875,115
	1,177,232,361	188,880,903	1,366,113,264	912,960,157	237,709,843	1,150,670,000
Allowance for loan losses	(6,084,478)	(110,991)	(6,195,469)	(4,821,214)	(88,604)	(4,909,818)
Deferred loan costs, net	1,257,411	—	1,257,411	1,274,533	—	1,274,533
	$1,172,405,294	$188,769,912	$1,361,175,206	$909,413,476	$237,621,239	$1,147,034,715

As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, and Regal Bancorp, Inc. (“Regal"), the parent company of Regal Bank & Trust (“Regal Bank”), in December 2015, we have segmented the portfolio into two components, loans originated by Old Line Bank “Legacy” and loans acquired from MB&T, WSB and Regal Bank “Acquired.”

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties. Commercial real estate loans totaled $953.9 million and $767.6 million, respectively, at December 31, 2016 and 2015. This lending has involved loans secured by owner‑occupied commercial buildings for office, storage and warehouse space, as well as non‑owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan‑to‑value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one‑to‑four family residential mortgage loans. Payments on such loans are often dependent of successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At December 31, 2016 and 2015, we had approximately $152.8 million and $102.2 million, respectively, of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on investment properties. Our residential loan portfolio amounted to $265.2 million and $260.7 million, respectively, at December 31, 2016 and 2015. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 640 is required. We do not originate any subprime residential real estate loans.

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

Construction lending also entails significant risk. These risks generally involve larger loan balances concentrated with single borrowers with funds advanced upon the security of the land or the project under construction. An appraisal of the property estimates the value of the project “as is” and “as if completed.” An appraisal of the property estimates the value of the project prior to completion of construction.  Thus, initial funds are advanced based on the current value of the property with the remaining construction funds advanced under a budget sufficient to successfully complete the project within the “as completed” loan to value. To further mitigate the risks, we generally limit loan amounts to 80% or less of appraised values and obtain first lien positions on the property.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single‑family residential loans currently varies from $424,100 up to a maximum of $636,150 for certain high‑cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $636,150. The Washington, D.C. and Baltimore areas are both considered high‑cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans sold in the secondary market, we typically require a credit score or 640, with some exceptions provided we receive an approval recommendation from FannieMae, FreddieMac or FHA’s automated underwriting approval system.  For Veteran Administration loans, we require a minimum score of 620.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held‑for‑sale.  The premium is recorded in income on marketable loans in non‑interest income, net of commissions paid to the loan officers.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Calvert, Charles, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.  We also have a presence in Baltimore County and Carroll County, Maryland due to the Regal acquisition.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The table below presents an aging analysis of the loan held for investment portfolio at December 31, 2016 and 2015.

	Age Analysis of Past Due Loans
	December 31, 2016			December 31, 2015
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,167,380,870	$185,631,054	$1,353,011,924	$907,545,764	$230,336,630	$1,137,882,394
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate:
Owner Occupied	2,799,802	—	2,799,802	—	1,359,110	1,359,110
Investment	—	794,037	794,037	—	—	—
Land and A&D	—	—	—	459,655	157,866	617,521
Residential Real Estate:
First Lien-Investment	517,498	397,944	915,442	288,747	1,253,005	1,541,752
First Lien-Owner Occupied	—	879,718	879,718	241,445	2,124,416	2,365,861
HELOC and Jr. Liens	99,946	—	99,946	—	—	—
Commercial	325,161	—	325,161	4,471	873,796	878,267
Consumer	—	—	—	—	2,039	2,039
Total 30 - 89 days past due	3,742,407	2,071,699	5,814,106	994,318	5,770,232	6,764,550
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	634,290	634,290	—	—	—
Land and A&D	—	—	—	—	128,938	128,938
Residential Real Estate:
First Lien-Owner Occupied	—	250,000	250,000	—	—	—
Consumer	19,242	—	19,242	—	499	499
Total 90 or more days past due	19,242	884,290	903,532	—	129,437	129,437
Total accruing past due loans	3,761,649	2,955,989	6,717,638	994,318	5,899,669	6,893,987
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	2,370,589	—	2,370,589	2,474,813	—	2,474,813
Investment	—	—	—	—	64,447	64,447
Hospitality	1,346,736	—	1,346,736	—	—	—
Land and A&D	77,395	194,567	271,962	—	261,700	261,700
Residential Real Estate:
First Lien-Investment	312,061	99,293	411,354	102,443	580,696	683,139
First Lien-Owner Occupied	222,237	—	222,237	—	566,701	566,701
Commercial	1,760,824	—	1,760,824	1,842,819	—	1,842,819
Non-accruing past due loans:	6,089,842	293,860	6,383,702	4,420,075	1,473,544	5,893,619
Total Loans	$1,177,232,361	$188,880,903	$1,366,113,264	$912,960,157	$237,709,843	$1,150,670,000

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The table below presents our impaired loans at December 31, 2016.

Impaired Loans Twelve months ended December 31, 2016
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$566,973	$566,973	$—	$1,223,360	$12,759
Investment	1,212,771	1,212,771	—	1,208,240	54,531
Residential Real Estate:
First Lien-Owner Occupied	222,237	222,237	—	243,699	5,440
Commercial	843,809	843,809	—	3,338,295	3,761
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	2,048,989	2,048,989	443,489	6,605,858	50,348
Investment	610,485	610,485	33,335	610,373	46,550
Hospitality	1,346,736	1,346,736	134,674	4,199,162	20,959
Land and A&D	77,395	77,395	15,860	82,587	4,729
Residential Real Estate:
First Lien-Owner Occupied	312,061	312,061	45,505	547,024	9,348
Commercial	1,016,479	1,016,479	609,152	1,976,689	4,476
Total legacy impaired	8,257,935	8,257,935	1,282,015	20,035,287	212,901
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Land and A&D	255,716	91,669	—	255,661	13,686
Residential Real Estate:
First Lien-Owner Occupied	662,835	662,835	—	1,408,689	19,899
First Lien-Investment	292,349	171,348	—	233,133	4,383
Land and A&D	334,271	45,000	—	334,271	—
With an allowance recorded:
Commercial Real Estate:
Land and A&D	151,634	151,634	83,784	161,622	5,264
Commercial	76,243	76,243	27,207	83,049	3,992
Total acquired impaired	1,773,048	1,198,729	110,991	2,476,425	47,224
Total impaired	$10,030,983	$9,456,664	$1,393,006	$22,511,712	$260,125

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

   The table below presents our impaired loans at December 31, 2015.

Impaired Loans Twelve months ended December 31, 2015
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$575,562	$575,562	$—	$1,232,306	$13,147
Investment	1,264,141	1,264,141	—	1,264,141	56,959
Residential Real Estate:
First Lien-Investment	102,443	102,443	—	330,106	—
Commercial	922,826	922,826	—	3,338,295	—
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	2,153,214	2,153,214	119,199	6,605,858	—
Commercial	1,039,255	1,039,255	605,336	1,997,077	9,593
Total legacy impaired	6,057,441	6,057,441	724,535	14,767,783	79,699
Acquired(1)
With no related allowance recorded:
Residential Real Estate:	267,113	261,700	—	490,977	—
First Lien-Owner Occupied
First Lien-Investment	528,964	518,243	—	1,062,798	28,477
With an allowance recorded:
First Lien-Owner Occupied	223,617	219,225	88,604	367,261	—
Total acquired impaired	1,019,694	999,168	88,604	1,921,036	28,477
Total impaired	$7,077,135	$7,056,609	$813,139	$16,688,819	$108,176

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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at December 31, 2016 consisted of seven loans for $897 thousand compared to five loans at December 31, 2015 for $711 thousand.

The following table includes the recorded investment and number of modifications for TDRs for the years ended December 31, 2016 and 2015. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge‑off of the principal balance prior to the modification.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Loans Modified as a TDR for the twelve months ended
	December 31, 2016			December 31, 2015
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Acquired
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate Non-Owner Occupied	2	392,842	158,382
Residential Real Estate Owner Occupied	—	—	—	2	416,012	416,012
Total Troubled Debt Restructurings	2	$392,842	$158,382	2	$416,012	$416,012

There were no loans that were modified as TDRs during the previous 12 months and for which there was a payment default during the years ended December 31, 2016 or 2015.

Acquired Impaired Loans

The following table documents changes in the accretable discount/(premium) on all purchased credit impaired loans during the years ended December 31, 2016 and 2015, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods..

	December 31,
	2016	2015
Balance at beginning of period	$276,892	$(31,551)
Additions due to Regal acquisition	—	303,288
Accretion of fair value discounts	(308,629)	(251,595)
Reclassification from non-accretable (1)	8,757	256,750
Balance at end of period	$(22,980)	$276,892

	Contractually
	Required
	Payments	Carrying
	Receivable	Amount
At December 31, 2016	$9,597,703	$7,558,415
At December 31, 2015	14,875,352	10,675,943

(1)	Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

We charge off loans that management has identified as losses. We consider suggestions from our external loan review firm and bank examiners when determining which loans to charge off. We automatically charge off consumer loan accounts based on regulatory requirements.  We partially charge off real estate loans that are collateral dependent based on the value of the collateral.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following tables outline the allocation of the loan portfolio by risk rating at December 31, 2016 and 2015.

	Account Balance
December 31, 2016	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$231,985,682	$48,069,046	$280,054,728
Investment	408,875,014	35,130,038	444,005,052
Hospitality	140,265,123	9,781,737	150,046,860
Land and A&D	48,817,229	5,815,572	54,632,801
Residential Real Estate:
First Lien-Investment	70,980,640	21,898,603	92,879,243
First Lien-Owner Occupied	54,201,816	39,011,487	93,213,303
Land and A&D	36,910,902	4,299,830	41,210,732
HELOC and Jr. Liens	24,385,215	2,633,718	27,018,933
Commercial	132,518,224	5,460,820	137,979,044
Consumer	4,868,909	139,966	5,008,875
	1,153,808,754	172,240,817	1,326,049,571
Special Mention(6)
Commercial Real Estate:
Owner Occupied	2,799,801	4,572,278	7,372,079
Investment	400,228	1,776,837	2,177,065
Hospitality	—	1,411,689	1,411,689
Land and A&D	2,506,068	155,241	2,661,309
Residential Real Estate:
First Lien-Investment	577,767	1,248,453	1,826,220
First Lien-Owner Occupied	308,552	1,882,182	2,190,734
Land and A&D	2,678,925	791,399	3,470,324
HELOC and Jr. Liens	—	—	—
Commercial	456,093	197,383	653,476
Consumer	—	—	—
	9,727,434	12,035,462	21,762,896
Substandard(7)
Commercial Real Estate:
Owner Occupied	3,434,990	1,209,289	4,644,279
Investment	4,737,465	780,929	5,518,394
Hospitality	1,346,736	—	1,346,736
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	592,106	476,603	1,068,709
First Lien-Owner Occupied	222,237	1,550,098	1,772,335
Land and A&D	77,395	467,004	544,399
HELOC and Jr. Liens	—	—	—
Commercial	3,285,244	75,701	3,360,945
Consumer	—	—	—
	13,696,173	4,604,624	18,300,797
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,177,232,361	$188,880,903	$1,366,113,264

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
December 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Provision for loan losses	172,059	936,227	486,935	(10,679)	1,584,542
Recoveries	43,330	—	49,464	18,482	111,276
	1,376,707	3,990,152	1,219,361	19,416	6,605,636
Loans charged off	(4,472)	—	(395,841)	(9,854)	(410,167)
Ending Balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$609,152	$611,498	$61,365	$—	$1,282,015
Other loans not individually evaluated	735,876	3,378,654	678,371	9,562	4,802,463
Acquired Loans:
Individually evaluated for impairment	27,207	—	83,784	—	110,991
Ending balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469

		Commercial	Residential
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Provision for loan losses	675,598	495,537	282,398	(142,549)	1,310,984
Recoveries	16,068	20	135,908	58,105	210,101
	1,388,037	3,053,925	1,345,301	15,657	5,802,920
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$605,336	$119,198	$—	$—	$724,534
Other loans not individually evaluated	555,982	2,934,727	594,358	11,613	4,096,680
Acquired Loans:
Individually evaluated for impairment	—	—	88,604	—	88,604
Ending balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Our recorded investment in loans as of December 31, 2016 and 2015 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
December 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$1,016,479	$4,083,605	$312,061	$—	$5,412,145
Individually evaluated for impairment without specific reserve	843,809	1,779,744	222,237	—	2,845,790
Other loans not individually evaluated	134,399,272	839,304,990	190,401,255	4,868,909	1,168,974,426
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	76,243	151,634	—	—	227,877
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	91,669	879,182	—	970,851
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	—	4,632,885	2,925,529	—	7,558,414
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	5,657,661	103,871,468	70,454,666	139,966	180,123,761
Ending balance	$141,993,464	$953,915,995	$265,194,930	$5,008,875	$1,366,113,264

		Commercial	Residential
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$1,039,255	$2,153,214	$—	$—	$3,192,469
Individually evaluated for impairment without specific reserve	2,186,966	575,562	102,443	—	2,864,971
Other loans not individually evaluated	102,737,011	631,640,146	165,894,248	6,631,311	906,902,716
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	219,225	—	219,225
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	261,700	518,244	—	779,944
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	—	6,634,318	4,041,625	—	10,675,943
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	9,519,466	126,381,482	89,889,980	243,804	226,034,732
Ending balance	$115,482,698	$767,646,422	$260,665,765	$6,875,115	$1,150,670,000

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following table outlines the maturity and rate re‑pricing distribution of the loan portfolio. For purposes of this disclosure, we have classified non‑accrual loans as immediately re‑pricing or maturing.

December 31,	2016	2015
Within one year	$310,405,004	$294,941,852
Over one to five years	683,085,446	594,825,353
Over five years	372,622,814	260,902,795
	$1,366,113,264	$1,150,670,000

As of December 31, 2016, the Bank has pledged loans totaling $225.6 million support Federal Home Loan Bank borrowings.

The Bank makes loans to customers located in the Maryland suburbs and the surrounding Baltimore area. Residential and commercial real estate secure substantial portions of the Bank’s loans. Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

7. Equity Securities

We own the following equity securities:

December 31,	2016	2015
Atlantic Central Bankers Bank stock	$219,500	$219,500
Federal Home Loan Bank stock	7,727,600	4,366,600
ICBA Stock	1,750	1,750
Maryland Financial Bank stock	152,497	152,496
Investment in Maryland Statutory Trust	202,000	202,000
Total	$8,303,347	$4,942,346

We carry these securities at cost and have evaluated them for other than temporary impairment.  In 2016 and 2015, we did not record any such impairment.

8. Pointer Ridge Office Investment, LLC

We currently own 100% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition.  In August 2016, the Bank purchased the aggregate 37.5% minority interest in Pointer Ridge not held by Bancshares and on September 2, 2016, we paid off the entire $5.8 million principal amount of a promissory note previously issued by Pointer Ridge.  Pointer Ridge owns our headquarters building located at 1525 Pointer Ridge Place, Bowie, Maryland, containing approximately 40,000 square feet.  We occupy 98% of this building for our main office and operate a branch of Old Line Bank from this address.  Prior to this purchase, we owned 62.5% of Pointer Ridge

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

Pointer Ridge Office Investment, LLC

December 31,	2016	2015	2014
Condensed Balance Sheets
Current assets	$257,438	$281,441	$269,314
Non-current assets	6,164,486	6,281,601	6,433,380
Liabilities	13,974	5,874,560	6,003,139
Equity	6,407,950	688,484	699,555
Condensed Statements of Income
Revenue	$679,293	$985,480	$944,022
Expenses	843,563	996,552	1,044,261
Net loss	$(164,270)	$(11,072)	$(100,239)

9. Premises and Equipment

A summary of our premises and equipment and the related depreciation expense follows:

December 31,	2016	2015
Land	$5,207,030	$5,825,061
Building	27,854,975	29,662,308
Leasehold improvements	6,745,221	5,870,113
Furniture and equipment	8,018,395	8,277,557
	47,825,621	49,635,039
Accumulated depreciation	11,080,917	13,460,061
Net premises and equipment	$36,744,704	$36,174,978
Depreciation expense	$2,248,205	$2,134,286

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

10. Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2016	2015
Money market and NOW	$433,195,434	$367,238,001
Savings	100,758,813	96,629,323
Time deposits that meet or exceed the FDIC insured limit	75,931,295	59,932,692
Other time deposits	384,663,727	383,530,545
	$994,549,269	$907,330,561

Time deposits mature as follows:

December 31,	2016	2015
Within three months	$68,951,740	$72,207,928
Over three to twelve months	182,481,109	148,980,683
Over one to three years	125,289,678	144,518,165
Over three to five years	83,872,495	77,756,461
	$460,595,022	$443,463,237

Interest on deposits for the years ended December 31, 2016, 2015 and 2014, consisted of the following:

December 31,	2016	2015	2014
Money market and NOW	$1,014,981	$723,666	$715,626
Savings	122,270	111,385	137,903
Other time deposits	4,371,582	3,411,939	2,548,093
	$5,508,833	$4,246,990	$3,401,622

11. Short Term Borrowings

Bancshares has available an unsecured $5.0 million line of credit. The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $33.5 million as of December 31, 2016.  The Bank has an additional secured line of credit from the Federal Home Loan Bank of Atlanta (FHLB) of $493.8 million.  Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank provide collateral to support borrowings.  This collateral consists primarily of our commercial real estate loans, residential real estate loans and our multi‑family loans.  At December 31, 2016, we had provided $225.6 million in lendable collateral value and as outlined below have borrowed $150.0 million.  We have additional available borrowing capacity of  $75.6  million. We may increase this availability by pledging additional collateral.  As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

Securities Sold Under Agreements to Repurchase

To support the $33.4 million in repurchase agreements at December 31, 2016, we have provided collateral in the form of investment securities.  At December 31, 2016, we have pledged $50.7 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits.  Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction.  As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  We monitor collateral levels on a continuous basis.  We may be required to provide additional collateral based on the fair

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

value of the underlying securities in the event the collateral fair value falls below stipulated levels.  We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.  We have the right to sell or re-pledge the investment securities.  For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement.  The repurchase agreements totaling $33.4 million mature daily and will remain fully collateralized until the account has been closed or terminated.

At December 31, 2016, the book and market values of securities pledged as collateral for repurchase agreements were $52.5 million and $50.7 million, respectively.

Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Short‑term borrowings from the FHLB have a remaining maturity of less than one year.

Information related to short term borrowings is as follows:

	2016			2015
			Maximum Amount			Maximum Amount
			Borrowed During			Borrowed During
			Any Month End			Any Month End
December 31,	Amount	Rate	Period	Amount	Rate	Period
Repurchase agreements	$33,433,892	0.47%	$33,880,864	$33,557,246	0.17%	$33,557,246
FHLB daily rate advances	30,000,000	0.80	54,000,000	34,000,000	0.49	64,000,000
FHLB adjustable rate advances	—	—	4,000,000	3,000,000	0.38	2,500,000
FHLB fixed rate advances	120,000,000	0.61	159,000,000	37,000,000	0.39	87,500,000

Total short term borrowings	$183,433,892		$250,880,864	$107,557,246		$187,557,246
Average for the year
Repurchase agreements	$30,573,019	0.47%		$29,038,197	0.17%
FHLB daily rate advances	32,263,661	0.64		18,756,567	0.38
FHLB adjustable rate advances	1,478,698	0.59		504,734	0.36
FHLB fixed rate advances	104,822,830	0.39		47,059,726	0.21
Total	$169,138,208			$95,359,224

12. Long Term Borrowings

The table below presents Bancshares’ long term borrowings at December 31, 2016 and 2015.  The trust preferred subordinated debentures, acquired in the Regal acquisition, consists of two trusts - Trust 1 in the amount of $4.0 million (fair value adjustment of $1.6 million) maturing in 2034 and Trust 2 in the amount of $2.5 (fair value adjustment of $1.3 million) maturing in 2035. Long term borrowings include $35 million in aggregate principal amount of Bancshares’ 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”).  The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee.  The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future.  The Notes are

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

subordinated in right of payment of all senior indebtedness.  The fair value of the Notes is $34.0 million at December 31, 2016.

Long-term borrowings at December 31, 2015 included a promissory note of Pointer Ridge, a portion of which Bancshares had guaranteed.  On September 2, 2016, after acquiring a 100% interest in Pointer Ridge, we paid off the entire $5.8 million principal amount of the promissory note, which would have matured on September 5, 2016.

	2016		2015
December 31,	Amount	Rate	Amount	Rate
Amount outstanding at year end
Senior note	$—	—%	$5,874,560	6.28%
Subordinated Note-fixed to floating rate	35,000,000		—	—
Discount on Subordinated note	(505,151)		—
Issuance cost for subordinated note	(526,286)		—
Net carrying value of subordinated debt	33,968,563	5.625	—	—
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	3.82	4,000,000	3.18
Acquisition fair value adjustment	(1,558,946)		(1,647,400)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	2.57	2,500,000	1.94
Acquisition fair value adjustment	(1,269,050)		(1,335,842)
Stock on subordinated debentures	202,000		202,000
Net carrying value	3,874,004	3.34 (1)	3,718,758	2.71
Total	$37,842,567		$9,593,318
Average for the year
Senior note, fixed at 6.28%	$3,887,114	6.28%	$5,926,602	6.28%
Subordinated note	11,605,039	5.625	—	—
Trust preferred subordinated debentures (1)	3,757,633	9.38	285,127	3.18
Total	$19,249,786		$6,211,729

(1)The effective yield of the acquired subordinated debentures

Principal payments on long term debt obligations are due as follows:

Year	Amount
2026	33,968,563
over 10 years	3,874,004
$37,842,567

13. Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the Board of Directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

to these related parties totaled $282,602, $276,618 and $275,530, during the years ended December 31, 2016, 2015 and 2014, respectively.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000. This purchase increased Bancshares’ membership interest from 50.0% to 62.5%. A director of Bancshares and the Bank is the President and 52.0% stockholder of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C. Lucente Enterprises retained its 12.5% membership interest in Pointer Ridge until August 19, 2016.  In August 2016, Old Line Bank purchased the aggregate 37.5% minority interest in Pointer Ridge not held by Bancshares.  In 2016, 2015 and 2014, the Bank paid Pointer Ridge $653,380, $897,333 and $794,453, respectively, in lease payments. The directors, executive officers and their affiliated companies maintained deposits with the Bank of $10,337,238 and $9,421,751 at December 31, 2016 and 2015, respectively.

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2016	2015
Balance at beginning of year	$2,471,949	$792,900
Additions	710,572	1,848,429
Repayments	(482,434)	(169,380)
Balance at end of year	$2,700,087	$2,471,949

In addition to the outstanding balances, the directors and executive officers or affiliated companies have $124,536 in unused commitments as of December 31, 2016.  In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

14. Income Taxes

The components of income tax expense are as follows:

December 31,	2016	2015	2014
Current
Federal	$(2,421,114)	$2,221,756	$4,598,625
State	1,724,355	664,113	202,791
	(696,759)	2,885,869	4,801,416
Deferred
Federal	7,556,701	1,993,829	(2,551,506)
State	(47,344)	502,692	444,194
	7,509,357	2,496,521	(2,107,312)
	$6,812,598	$5,382,390	$2,694,104

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The components of net deferred tax assets and liabilities are as follows:

December 31,	2016	2015
Deferred tax assets
Allowance for loan losses	$2,323,236	$3,019,305
Non-accrual interest	205,703	134,435
Impairment losses and expenses on other real estate owned	348,617	429,483
Director stock options	8,684	6,667
Deferred compensation plans	2,130,082	2,043,773
Net operating loss carryover	5,698,994	7,628,214
AMT Credit Carryover	—	1,764,687
Fair value adjustments for acquired assets and liabilities	3,787,101	4,848,713
Investment impairment loss	—	48,320
Non-compete agreements	85,136	94,340
Other	(28,756)	2,077,428
Net unrealized loss on securities available for sale	3,242,175	(24,883)
	$17,800,972	$22,070,482
Deferred tax liabilities
Deferred loan origination costs, net	$473,598	$219,033
Depreciation	2,973,744	2,927,779
Core deposit intangible amortization	1,388,630	1,716,341
	4,835,972	4,863,153
Net deferred tax asset before valuation allowance	12,965,000	17,207,329
Valuation allowance for deferred tax asset	(3,386,650)	(3,386,650)
Net deferred tax asset	$9,578,350	$13,820,679

Maryland Bankcorp had net operating loss (“NOL”) carryovers of $3.54 million at the time of our business combination. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code. We will be able to deduct $779,812 every year the Bank has taxable income until the NOL is fully utilized.  The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction. If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2030.

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

Regal had NOL carryovers of $8.7 million at the time of our business combination in December 2015.  We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Service Code.  We will be able to deduct $182,620 every year the Bank has taxable income until the NOL is fully utilized.  The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction. If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2035. Additionally, the deferred tax asset was increased by $3.6 million at the time of acquisition that will be analyzed for utilization in future years.

We classify interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Bancshares and its subsidiaries file a consolidated U.S. federal tax return and both

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Bancshares and the Bank file a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2009. We had no material uncertain tax positions at December 31, 2016 or 2015 and there was no unrecognized tax benefit as of December 31, 2016 or 2015.

The following table reconciles the differences between the federal income tax rate of 34 percent and our effective tax rate:

December 31,	2016	2015	2014
Statutory federal income tax rate	34.0%	34%	34%
Increase (decrease) resulting from State income taxes, net of federal income tax benefit	5.3	4.7	4.3
Bank owned life insurance	(1.9)	(1.9)	(2.9)
Other tax exempt income	(5.0)	(5.7)	(9.1)
Stock based compensation awards	0.7	0.6	0.6
Other non-deductible expenses	0.8	1.2	0.5
Other	0.2	1.0	—
Effective tax rate	34.1%	33.9%	27.4%

15. Employee Benefits

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, were $599,395, $506,325  and $474,028 for 2016, 2015, and 2014, respectively.

The Bank also offers Supplemental Executive Retirement Plans (“SERPs”) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The combined accrued liability for these plans at December 31, 2016 and 2015 was $5.6 million and $5.3 million, respectively. The Bank’s expenses for the SERPs were $649,244, $617,888 and $535,331 in 2016, 2015, and 2014, respectively.

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (“KSOP”). The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code as an employee stock ownership plan. We have discontinued any future contributions to the employee stock ownership plan. At December 31, 2016, the employee stock ownership plan owned 32,949 shares of Bancshares’ stock, had $19,127 invested in Old Line Bank certificates of deposit, and $19,268 in an Old Line Bank money market account. We have transferred the MB&T KSOP assets at acquisition of MB&T on April 2, 2011 into the Bank’s 401(k) plan discussed above.

Stock Options and Restricted Stock

We maintain the Old Line Bancshares, Inc. 2010 Equity Incentive Plan (the “Plan”) under which we may grant, among other awards, options to purchase Bancshares’ common stock and restricted shares of common stock. The Compensation Committee of the Board of Directors administers the Plan. As the Plans outlines, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options granted. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting periods. In 2013, stockholders approved an amendment to increase the number of shares issuable under the Plan by 450,000 shares. As of December 31, 2016, there were 332,161 shares remaining available for future issuance under the Plan. Shares issued upon exercise of options are issued from authorized but unissued shares.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2016, 2015 and 2014 was $830,962, $411,743 and $113,230, respectively.

A summary of the status of outstanding options follows:

	2016		2015		2014
		Weighted		Weighted		Weighted
		average		average		average
	Number	exercise	Number	exercise	Number	exercise
	of shares	price	of shares	price	of shares	price
Outstanding, beginning of year	368,956	$10.67	393,162	$10.14	362,983	$9.19
Options granted	58,926	17.75	50,594	14.38	50,739	16.76
Options exercised	(66,894)	9.52	(74,800)	10.34	(20,560)	9.65
Options forfeited	—	—	—	—	—	—
Options expired	—	—	—	—	—	—
Outstanding, end of year	360,988	$12.04	368,956	$10.67	393,162	$10.14

		Outstanding Options		Exercisable Options
	Number of	Weighted		Number of
	shares at	average	Weighted	shares at	Weighted
	December 31,	remaining term	average	December 31,	average
Exercise price	2016	in years	exercise price	2016	exercise price
$6.30 - 10.85	153,337	3.04	$7.62	153,337	$7.62
$10.85 - 16.76	148,725	7.13	14.34	111,545	14.12
$16.77 - 17.75	42,126	9.16	17.75	—	—
$17.75 - 17.75	16,800	9.01	17.75	—	—
	360,988	5.72	$12.04	264,882	$10.35

Intrinsic value of vested exercisable options where the market value exceeds the exercise price	$3,609,541
Intrinsic value of outstanding options where the market value exceeds the exercise price	$4,310,249

At December 31, 2016, there was $959,073 of total unrecognized compensation cost related to non‑vested stock options that we expect to realize over the next three years. The following table summarizes the fair values of the options granted and weighted‑average assumptions used to calculate the fair values. We used the Black‑Scholes option pricing model.

Years Ended December 31,	2016	2015	2014
Expected dividends	1.00%	1.00%	1.00%
Risk free interest rate	1.75%	0.39%	0.39%
Expected volatility	25.28%	30.76%	30.60%
Weighted average volatility	15.91%	10.65%	10.13%
Expected life in years	4.68-5.72	5.50-6.00	5.50-6.00
Weighted average fair value of options granted	$5.40	$5.09	$2.63

During the year ended December 31, 2016, we granted 36,461 restricted common stock awards under the Plan.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule of Unvested Restricted Stock
Awards December 31, 2016
# of Restricted
Vesting Date	Shares
2/25/2017	11,931
7/2/2017	7,132
7/8/2017	7,524
2/25/2018	3,535
7/2/2018	7,137
7/8/2018	7,531
2/24/2019	1,824
7/8/2019	7,537
Total Issued	54,151

At December 31, 2016, there is $1.1 million unrecognized compensation cost related to non‑vested restricted stock awards that we expect to realize over the next three years. A summary of the restricted stock awards during the year follows:

	December 31, 2016		December 31, 2015		December 31, 2014
		Weighted		Weighted		Weighted
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	shares	fair value	shares	fair value	shares	fair value
Nonvested, beginning of period	27,878	$15.52	8,522	$13.35	9,436	$9.57
Restricted stock granted	36,461	18.20	30,725	15.31	8,257	16.76
Restricted stock vested	(10,188)	15.63	(11,369)	11.19	(9,171)	12.53
Restricted stock forfeited	—	—	—	—	—	—
Nonvested, end of period	54,151	$17.30	27,878	$15.52	8,522	$13.35
Total fair value of shares vested	$194,589		$148,630		$114,878
Intrinsic value of non-vested restricted stock awards where the market value exceeds the exercise price		$361,506		$489,816		$134,818
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$819,472		$199,753		$145,085

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

As of December 31, 2016 and 2015, the capital ratios and the capital requirements to remain adequately and well capitalized are as follows:

			Minimum capital		To be well
	Actual		adequacy (1)		capitalized (2)
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)
Consolidated	$183,168	12.3%	$119,410	8%	$149,263	10%
Old Line Bank	$171,617	11.5%	$118,941	8%	$148,676	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$141,921	9.5%	$89,558	6%	$119,410	8%
Old Line Bank	$165,370	11.1%	$89,205	6%	$118,941	8%
Tier 1 capital (to average assets)
Consolidated	$141,921	8.6%	$66,369	4%	$82,961	5%
Old Line Bank	$165,370	10.0%	$66,213	4%	$82,766	5%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$138,047	9.2%	$67,168	4.5%	$97,021	6.5%
Old Line Bank	$165,370	11.1%	$66,904	4.5%	$96,639	6.5%

			Minimum capital		To be well
	Actual		adequacy (1)		capitalized (2)
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)
Consolidated	$131,803	11.1%	$95,185	8%	$118,982	10%
Old Line Bank	$133,780	11.3%	$95,062	8%	$118,828	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$126,670	10.7%	$71,389	6%	$95,185	8%
Old Line Bank	$128,648	10.8%	$71,297	6%	$95,062	8%
Tier 1 capital (to average assets)
Consolidated	$126,670	9.1%	$55,600	4%	$69,500	5%
Old Line Bank	$128,648	9.3%	$55,600	4%	$69,500	5%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$126,670	10.7%	$53,542	4.5%	$77,338	6.5%
Old Line Bank	$128,648	10.8%	$53,473	4.5%	$77,238	6.5%

(1)

When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

December 31,	2016	2015
Commitments to extend credit and available credit lines:
Commercial	$92,262,530	$82,874,665
Construction	134,944,015	43,078,641
Consumer	25,422,254	19,577,622
	$252,628,799	$145,530,928
Standby letters of credit	$18,907,384	$17,442,148

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

We have recognized a reserve in the amount of $19,547, $22,461 and $23,449 for loans sold in the secondary market with recourse obligations as of December 31, 2016, 2015 and 2014. In addition, a reserve in the amount of $51,808, $222,729 and $195,219 has been established for the unfunded portion of loan commitments at December 31, 2016, 2015 and 2014, respectively. Both reserves are included in other liabilities.

As of December 31, 2016, we leased 16 branch locations and six loan production offices from non‑related parties under lease agreements expiring through 2040. Each of the leases provides extension options.  We made lease payments

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

to Pointer Ridge in connection with our lease of our corporate headquarters and one branch location from Pointer Ridge up through the purchase date of August 19, 2016.

The approximate future minimum lease commitments under the operating leases as of December 31, 2016, are presented below. We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation that was paid prior to Bank’s purchase of the remaining interest in Pointer Ridge.

Year	Amount (in thousands)
2017	$2,118
2018	1,893
2019	1,527
2020	1,110
2021	922
Remaining	4,496
$12,066

Rent expense was $2,056,401, $1,746,170 and $2,066,656 for the years ended December 31, 2016, 2015, and 2014, respectively.

On August 25, 2006, Pointer Ridge entered into a loan agreement with an unrelated bank, in an original principal amount of $6.6 million to finance the commercial office building located at 1525 Pointer Ridge Place, Bowie, Maryland. On August 19, 2016, the Bank purchased the aggregate 37.5% minority interest in Pointer Ridge not held by Bancshares and on September 2, 2016, we paid off the entire $5.8 million principal amount of a promissory note previously issued by Pointer Ridge.  We occupy approximately 95% of this building for our main office and operate a branch from this address.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For the years ended December 31, 2016 and 2015, there were no transfers between levels.

At December 31, 2016, Bancshares holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds and mortgage‑backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker‑quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third‑party pricing service used by us.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source. We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities, which fall into Level 1, and our corporate bonds, which fall into Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$2,996	$2,996	$—	$—	$—
U.S. government agency	7,266	—	7,266	—	—
Corporate Bonds	8,172		—	8,172
Municipal securities	67,687	—	67,687	—	—
FHLMC MBS	21,800	—	21,800	—	—
FNMA MBS	70,449	—	70,449	—	—
GNMA MBS	21,135	—	21,135	—	—
Total recurring assets at fair value	$199,505	$2,996	$188,337	$8,172	$—

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,000	$3,000	$—	$—	$—
U.S. government agency	36,607	—	36,607	—	—
Municipal securities	50,203	—	50,203	—	—
FHLMC MBS	21,763	—	21,763	—	—
FNMA MBS	49,101	—	49,101	—	—
GNMA MBS	29,418	—	29,418	—	—
SBA loan pools	4,614	—	4,614	—	—
Total recurring assets at fair value	$194,706	$3,000	$191,706	$—	$—

Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes our methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value.  Furthermore, we have not comprehensively revalued the fair value amounts since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the above-presented amounts.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance sheet using inputs classified as level 3 in the fair value for the period indicated:

Level 3
(in thousands)	Year Ended December 31, 2016
Investment available-for-sale
Balance as of January 1, 2016	$—
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	72
Purchases, issuances, sales and settlements	8,100
Transfers into or out of level 3	—
Balance at December 31, 2016	$8,172

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

	At December 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$6,976	—	—	$6,976
Acquired:	1,088	—	—	1,088
Total Impaired Loans	8,064	—	—	8,064

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	2,321	—	—	2,321
Total other real estate owned:	2,746	—	—	2,746
Total	$10,810	$—	$—	$10,810

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

	At December 31, 2015 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy	$5,333	—	—	$5,333
Acquired	1,958	—	—	1,958
Total Impaired Loans	7,291	—	—	7,291

Other real estate owned:
Legacy	$425	—	—	$425
Acquired	2,047	—	—	2,047
Total other real estate owned:	2,472	—	—	2,472
Total	$9,763	$—	$—	$9,763

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

The fair value of other real estate owned (“OREO”) is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. Discounts applied to appraisals have predominantly been in the range of 0% to 50%; however, in certain cases have ranged up to 75% which include estimated costs to sell or other reductions based on market expectations or an executed sales contract. Appraised values are reviewed and monitored internally and fair value is re‑assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. We may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs. As a result of the acquisition of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by the Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB, and Regal Bank (acquired). The increase in level 3 is due to an increase in our legacy non‑accrual loans, and acquired other real estate owned.

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

	December 31, 2016 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$23,463	$23,463	$23,463	$—	$—
Loans receivable, net	1,361,175	1,364,361	—	—	1,364,361
Loans held for sale	8,418	8,707	—	8,707	—
Investment securities available for sale	199,505	199,505	2,996	188,337	8,172
Equity Securities at cost	8,303	8,303	—	8,303	—
Bank Owned Life Insurance	37,558	37,558	—	37,558	—
Accrued interest receivable	4,278	4,278	—	991	3,287
Liabilities:
Deposits:
Non-interest-bearing	331,331	331,331	—	331,331	—
Interest bearing	994,549	998,489	—	998,489	—
Short term borrowings	183,434	183,434	—	183,434	—
Long term borrowings	37,843	37,843	—	37,843	—
Accrued Interest payable	1,269	1,269	—	1,269	—

	December 31, 2015 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$43,701	$43,701	$43,701	$—	$—
Loans receivable, net	1,147,035	1,153,976	—	—	1,153,976
Loans held for sale	8,112	8,397	—	8,397	—
Investment securities available for sale	194,706	194,706	3,000	191,706	—
Equity Securities at cost	4,942	4,942	—	4,942	—
Bank Owned Life Insurance	36,606	36,606	—	36,606	—
Accrued interest receivable	3,815	3,815	—	908	2,907
Liabilities:
Deposits:
Non-interest-bearing	328,549	328,549	—	328,549	—
Interest bearing	907,331	908,356	—	908,356	—
Short term borrowings	107,557	107,557	—	107,557	—
Long term borrowings	9,593	9,593	—	9,593	—
Accrued Interest payable	417	417	—	417	—

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

19. Other Operating Expenses

Other operating expenses that are significant are as follows:

December 31,	2016	2015	2014
Legal Expenses	$253,129	$337,033	$458,672
Pointer Ridge other operating	172,353	201,966	202,889
Professional Fees	439,954	285,267	317,922
Audit and Exam	504,167	423,878	429,543
Other	5,152,682	4,910,999	4,638,842
Total	$6,522,285	$6,159,143	$6,047,868

20. Parent Company—Condensed Financial Information

The condensed balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.

Condensed Balance Sheets

December 31,	2016	2015
Assets
Cash and due from banks	$5,441,189	$268,607
Investment in Real Estate LLC	4,004,969	430,302
Investment in MD Statutory Trust	202,000	202,000
Investment in Old Line Bank	177,989,848	146,669,645
Federal income tax receivable	1,646,040	795,922
Other assets	18,965	107,717
	$189,303,011	$148,474,193
Liabilities and Stockholders’ Equity
Accounts payable	$793,659	$1,026,647
Trust preferred	3,874,004	3,716,838
Subordinated debt	33,968,563	—
Stockholders’ equity
Common stock	109,109	108,026
Additional paid-in capital	106,692,958	105,293,606
Retained earnings	48,842,026	38,290,876
Accumulated other comprehensive income (loss)	(4,977,308)	38,200
	150,666,785	143,730,708
	$189,303,011	$148,474,193

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Old Line Bancshares, Inc.

Condensed Statements of Income

Years Ended December 31,	2016	2015	2014
Interest and dividend income (expense)
Dividend from Old Line Bank	$2,603,947	$2,245,508	$1,941,777
Interest income on money market and certificates of deposit	—	1,581	10,109
Interest expense on trust preferred and subordinated debt	(1,166,298)	—	—
Interest expense on loans	—	(9,081)	(9,483)
Net interest and dividend income	1,437,649	2,238,008	1,942,403
Non-interest income (loss)	(102,630)	(6,920)	12,351
Non-interest expense	1,386,530	982,216	611,425
Income before income taxes	(51,511)	1,248,872	1,343,329
Income tax expense (benefit)	(885,393)	(184,871)	(203,472)
	833,882	1,433,743	1,546,801
Undistributed net income of Old Line Bank	12,321,215	9,034,843	5,583,499
Net income	$13,155,097	$10,468,586	$7,130,300

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Old Line Bancshares, Inc.

Statements of Cash Flows

Years Ended December 31,	2016	2015	2014
Cash flows from operating activities
Net income	$13,155,097	$10,468,586	$7,130,300
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(12,321,215)	(9,034,843)	(5,583,499)
Stock based compensation awards	562,672	418,419	336,652
(Income) loss from investment in real estate Pointer Ridge LLC	102,630	6,920	62,649
(Increase) decrease in income tax receivable	(850,118)	—	—
Increase (decrease) in other liabilities	(75,822)	(212,192)	(874,776)
Decrease (increase) in other assets	88,752	294,811	385,754
	$661,996	$1,941,701	$1,457,080

Cash flows from investing activities
Cash and cash equivalents of acquired company	—	(2,646,577)	—
Purchase Pointer Ridge LLC	(3,677,297)	—	—
Net cash to bank	(23,756,314)	—	—
	(27,433,611)	(2,646,577)	—
Cash flows from financing activities
Proceeds from stock options exercised, including tax benefit	837,763	815,843	277,161
Proceeds from issuance of common stock	—	(4,899,186)	—
Acquisition cash consideration	—	2,852,321	—
Subordinated debt issued	33,968,563	—	—
Purchase of minority member(s) interest	(258,181)	—	—
Cash dividends paid-common stock	(2,603,948)	(2,245,508)	(1,941,777)
	31,944,197	(3,476,530)	(1,664,616)
Net increase (decrease) in cash and cash equivalents	5,172,582	(4,181,406)	(207,536)
Cash and cash equivalents at beginning of year	268,607	4,450,013	4,657,549
Cash and cash equivalents at end of year	$5,441,189	$268,607	$4,450,013

21. Litigation

From time to time we may be involved in ordinary routine litigation incidental to our business. We are not, however, involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition.

22.  Subsequent Events

On February 1, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with DCB, the parent company of Damascus Community Bank.  Pursuant to the terms of the Agreement and Plan of Merger, upon the consummation of the merger, all outstanding shares of DCB common stock will be exchanged for shares of common stock of Old Line Bancshares.  Consummation of the merger is contingent upon the approval of DCB’s stockholders as well as receipt of all necessary regulatory and third party approvals and consents.  We expect the merger to close during the second quarter of 2017.  At December 31, 2016, DCB Bancshares has consolidated assets of approximately $311 million.  DCB has six banking locations located in its primary market areas of Montgomery, Frederick and Carroll Counties.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 9A.  Controls and Procedures

As of the end of the period covered by this annual report on Form 10‑K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2016. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

Dixon Hughes Goodman LLP, the registered public accounting firm that audited the Company’s financial statements included in this report as of December 31, 2016 and 2015 and for the three-year period ended December 31, 2016, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016 that is included elsewhere in this report.

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2017 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2017 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2016, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.

Equity Compensation Plan Information

December 31, 2016

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders(1)	360,988	$12.04	332,161

(1)	Includes the 2010 Equity Incentive Plan.

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Ownership of Old Line Bancshares Common Stock” in the Proxy Statement for the 2017 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2017 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14.  Principal Accounting Fees and Services

Audit and Non‑Audit Fees

The following table presents combined fees for professional audit services rendered by Dixon Hughes Goodman LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2016 and 2015 and fees billed for other services rendered by Dixon Hughes Goodman LLP.

	Years Ended
	December 31,
	2016	2015
Audit fees(1)	$214,150	$228,050
Audit related fees(2)	132,080	23,000
Tax fees(3)	26,625	32,250
Total	$372,855	$283,300

(1)

Audit fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports that Dixon Hughes Goodman LLP normally provides in connection with statutory and regulatory filings or engagements.

(2)	Audit related fees in 2016 are for reviewing filings and assistance related to the issuance of the subordinated debt, audts for the 401K plan and Housing and Urban Development programs.
(3)	Tax fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre‑Approval of Audit and Non‑Audit Services of Independent Auditor

Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non‑audit services.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Exhibit No.		Description of Exhibits
2.1(V)		Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto

2.2(R)		Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and WSB Holdings, Inc., dated as of September 10, 2012, and Amendment No. 1 thereto
2.2(EE)		Agreement and Plan of Merger, dated as of August 5, 2015, by and between Old Line Bancshares, Inc. and Regal Bancorp, Inc.
2.3(GG	)	Agreement and Plan of Merger by and between DCB Bancshares, Inc and Old Line Bancshares, Inc. dated as of February 1, 2017.
3.1(A)		Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.1.1(L)		Articles of Amendment of Old Line Bancshares, Inc.

3.1.2(L)		Articles of Amendment of Old Line Bancshares, Inc.

3.1.3(AA)		Articles of Amendment of Old Line Bancshares, Inc.

3.2(A)		Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.1(B)		Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.2(C)		Second Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

4(Y)		Specimen Stock Certificate for Old Line Bancshares, Inc.

10.1(HH)*		Second Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated December 10, 2015

10.2(FF)*		Purchase Agreement dated August 10, 2016, by and between Old Line Bancshares, Inc. and Sandler O’Neill & Associates, L.P., as representative of the Initial Purchasers

10.3(K)*		Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.4(O)*		First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen

10.5(K)*		Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.6(O)*		First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen

Exhibit No.	Description of Exhibits
10.7(W)*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Joseph Burnett

10.8(I)*	Second Amendment to Amended and Restated Employment Agreement between Old Line Bank and Joseph Burnett dated as of May 9, 2013

10.9(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett

10.10(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett

10.11(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett
10.12(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett

10.13(DD)*	Salary Continuation Plan Agreement (2014) by and between Old Line Bank and Mark Semanie dated as of March 27, 2014

10.18(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush

10.19(E)*	2004 Equity Incentive Plan

10.20(G)*	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.21(X)*	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan

10.22(U)*	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan

10.23(G)*	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

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

Exhibit No.	Description of Exhibits

10.30(BB)*	Old Line Bancshares, Inc. 2010 Equity Incentive Plan

10.31(Z)*	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan

10.32(Z)*	Form of Non‑Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan

10.33(Z)*	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan

10.34(W)*	Employment Agreement dated January 28, 2011 between Old Line Bank and Sandra F. Burnett

10.35(D)*	First Amendment to Amended and Restated Employment Agreement between Old Line Bank and Sandra F. Burnett dated as of January 1, 2012

10.36(W)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Sandra Burnett dated as of February 14, 2011

10.37(P)*	Non‑Compete Agreement by and between Old Line Bancshares, Inc. and G. Thomas Daugherty dated April 11, 2011

10.38(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 101)

10.39(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 301)

10.40(M)*	Salary Continuation Plan Agreement (2012‑A Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.41(M)*	Salary Continuation Plan Agreement (2012‑B Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.42(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and James W. Cornelsen dated as of February 26, 2010

10.43(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Joseph E. Burnett dated as of February 26, 2010

10.45(CC)*	Employment Agreement between Old Line Bank and Mark A. Semanie dated as of May 13, 2013

10.46(Q)*	Employment Agreement between Old Line Bank and Martin John Miller dated as of February 26, 2014

21	Subsidiaries of Registrant

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

Exhibit No.	Description of Exhibits
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002

99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

101	Interactive Data Files pursuant to Rule 405 of Regulation S‑T

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

(FF)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed on August 15, 2016.

(GG)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Current Report on Form 8‑K filed with the Commission on February 1, 2017.
(HH)

Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2015, filed on March 11, 2016.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: March 15, 2017	By:	/s/ James W. Cornelsen
James W. Cornelsen, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James W. Cornelsen	Director, President and Chief Executive Officer (Principal	March 15, 2017
James W. Cornelsen	Executive Officer)

/s/ Elise M. Hubbard	Chief Financial Officer (Principal Accounting and Financial	March 15, 2017
Elise M. Hubbard	Officer)

/s/ Craig E. Clark	Director and Chairman of the Board	March 15, 2017
Craig E. Clark

/s/ G. Thomas Daugherty	Director	March 15, 2017
G. Thomas Daugherty

/s/ James F. Dent	Director	March 15, 2017
James F. Dent

/s/ Andre’ J. Gingles	Director	March 15, 2017
Andre’ J. Gingles

/s/ Thomas H. Graham	Director	March 15, 2017
Thomas H. Graham

	Director	March 15, 2017
William J. Harnett

/s/ Frank Lucente, Jr.	Director	March 15, 2017
Frank Lucente, Jr.

/s/ Gail D. Manuel	Director	March 15, 2017
Gail D. Manuel

/s/ Carla Hargrove McGill	Director	March 15, 2017
Carla Hargrove McGill

/s/ Gregory S. Proctor, Jr.	Director	March 15, 2017
Gregory S. Proctor, Jr.

Name	Title	Date

/s/ Jeffrey A. Rivest	Director	March 15, 2017
Jeffrey A. Rivest

/s/ Suhas R. Shah	Director	March 15, 2017
Suhas R. Shah

/s/ John M. Suit, II	Director	March 15, 2017
John M. Suit, II

/s/ Frank E. Taylor	Director	March 15, 2017
Frank E. Taylor