Form 10-Q
period 2017-03-31
OLD LINE BANCSHARES INC
filed 2017-05-05
CIK 1253317

26h

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes     ☒       No         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐       No        ☒

As May 1, 2017, the registrant had 10,950,330 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

Part 1. Financial Information
Old Line Bancshares, Inc.& Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$27,168,603	$22,062,912
Interest bearing accounts	1,144,100	1,151,917
Federal funds sold	237,294	248,342
Total cash and cash equivalents	28,549,997	23,463,171
Investment securities available for sale-at fair value	199,741,104	199,505,204
Loans held for sale, fair value of $3,640,015 and $8,707,516	3,504,268	8,418,435
Loans held for investment (net of allowance for loan losses of $5,609,789 and $6,195,469, respectively)	1,417,086,149	1,361,175,206
Equity securities at cost	9,335,247	8,303,347
Premises and equipment	36,898,159	36,744,704
Accrued interest receivable	4,044,270	4,278,229
Deferred income taxes	8,897,842	9,578,350
Bank owned life insurance	37,791,491	37,557,566
Other real estate owned	2,895,893	2,746,000
Goodwill	9,786,357	9,786,357
Core deposit intangible	3,322,519	3,520,421
Other assets	3,933,804	3,942,640
Total assets	$1,765,787,100	$1,709,019,630

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$352,742,300	$331,331,263
Interest bearing	1,016,136,456	994,549,269
Total deposits	1,368,878,756	1,325,880,532
Short term borrowings	191,395,616	183,433,892
Long term borrowings	37,908,290	37,842,567
Accrued interest payable	782,212	1,269,356
Supplemental executive retirement plan	5,683,663	5,613,799
Income taxes payable	2,061,127	18,706
Other liabilities	3,960,898	4,293,993
Total liabilities	1,610,670,562	1,558,352,845
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,943,830 and 10,910,915 shares issued and outstanding in 2017 and 2016, respectively	109,438	109,109
Additional paid-in capital	106,956,124	106,692,958
Retained earnings	51,940,050	48,842,026
Accumulated other comprehensive loss	(3,889,074)	(4,977,308)
Total Old Line Bancshares, Inc. stockholders’ equity	155,116,538	150,666,785
Total liabilities and stockholders’ equity	$1,765,787,100	$1,709,019,630

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,
	2017	2016
Interest Income
Loans, including fees	$15,365,654	$13,057,180
U.S. treasury securities	5,067	3,778
U.S. government agency securities	48,504	125,732
Corporate bonds	117,837	—
Mortgage backed securities	554,429	513,305
Municipal securities	435,554	359,436
Federal funds sold	612	1,125
Other	107,677	97,770
Total interest income	16,635,334	14,158,326
Interest expense
Deposits	1,541,058	1,270,421
Borrowed funds	932,887	275,659
Total interest expense	2,473,945	1,546,080
Net interest income	14,161,389	12,612,246
Provision for loan losses	440,491	778,611
Net interest income after provision for loan losses	13,720,898	11,833,635
Non-interest income
Service charges on deposit accounts	412,159	411,337
Gain on sales or calls of investment securities	15,677	76,998
Earnings on bank owned life insurance	281,356	282,186
Gain on disposal of assets	112,594	—
Rental Income	140,593	209,892
Income on marketable loans	630,930	377,138
Other fees and commissions	261,425	626,102
Total non-interest income	1,854,734	1,983,653
Non-interest expense
Salaries and benefits	4,867,531	5,376,552
Occupancy and equipment	1,653,413	1,724,553
Data processing	356,648	397,792
FDIC insurance and State of Maryland assessments	261,600	235,283
Merger and integration	—	359,481
Core deposit premium amortization	197,901	226,241
Gain on sales of other real estate owned	(17,689)	(4,208)
OREO expense	27,577	154,966
Directors Fees	177,200	168,800
Network services	139,607	136,895
Telephone	194,142	218,634
Other operating	1,674,200	1,629,530
Total non-interest expense	9,532,130	10,624,519

Income before income taxes	6,043,502	3,192,769
Income tax expense	2,069,720	1,043,366
Net income	3,973,782	2,149,403
Less: Net loss attributable to the non-controlling interest	—	(1,667)
Net income available to common stockholders	$3,973,782	$2,151,070

Basic earnings per common share	$0.36	$0.20
Diluted earnings per common share	$0.36	$0.20
Dividend per common share	$0.08	$0.06

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31,	2017	2016
Net income	$3,973,782	$2,149,403

Other comprehensive income:
Unrealized gain on securities available for sale, net of taxes of $715,030 and $473,100, respectively	1,097,727	726,303
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $6,184 and $30,375, respectively	(9,493)	(46,622)
Other comprehensive income	1,088,234	679,681
Comprehensive income	5,062,016	2,829,084
Comprehensive loss attributable to the non-controlling interest	—	(1,667)
Comprehensive income available to common stockholders	$5,062,016	$2,830,751

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc.& Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Shares	Par value	capital	earnings	loss	Equity

Balance December 31, 2016	10,910,915	$109,109	$106,692,958	$48,842,026	$(4,977,308)	$150,666,785
Net income attributable to Old Line Bancshares, Inc.	—	—	—	3,973,782	—	3,973,782
Other comprehensive income, net of income tax of $708,846	—	—	—	—	1,088,234	1,088,234
Stock based compensation awards	—	—	115,113	—	—	115,113
Stock options exercised	8,500	—	148,297	—	—	148,382
Restricted stock issued	24,415	244	(244)	—	—	—
Common stock cash dividends $0.08 per share	—	—	—	(875,758)	—	(875,758)
Balance March 31, 2017	10,943,830	$109,438	$106,956,124	$51,940,050	$(3,889,074)	$155,116,538

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$3,973,782	$2,149,403
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	588,966	654,896
Provision for loan losses	440,491	778,611
Change in deferred loan fees net of costs	84,001	106,220
Gain on sales or calls of securities	(15,677)	(76,998)
Amortization of premiums and discounts	265,593	211,630
Origination of loans held for sale	(20,356,369)	(16,407,691)
Proceeds from sale of loans held for sale	25,270,536	20,371,673
Income on marketable loans	(630,930)	(377,138)
(Gain)/loss on sales of other real estate owned	(17,689)	(4,208)
Gain on sale of fixed assets	(112,594)	—
Amortization of intangible assets	197,901	226,241
Deferred income taxes	(28,358)	549,842
Stock based compensation awards	115,113	114,432
Increase (decrease) in
Accrued interest payable	(487,144)	31,991
Income tax payable	2,042,421	1,105,659
Supplemental executive retirement plan	69,864	69,254
Other liabilities	(333,095)	773,370
Decrease (increase) in
Accrued interest receivable	233,959	159,102
Bank owned life insurance	(253,925)	(237,768)
Other assets	1,052,881	(495,653)
Net cash provided by operating activities	$12,119,727	$9,702,868
Cash flows from investing activities
Cash and cash equivalents of acquired bank	—	—
Purchase of investment securities available for sale	(7,027,916)	(11,496,627)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	8,339,200	10,025,960
Available for sale sold	—	6,415,041
Loans made, net of principal collected	(55,381,656)	(29,562,811)
Proceeds from sale of other real estate owned	(555,052)	39,608
Change in equity securities	(1,031,900)	(768,499)
Purchase of premises and equipment	(1,786,466)	(475,094)
Proceeds from the sale of premises and equipment	112,594	—
Net cash used in investing activities	(57,331,196)	(25,822,422)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	8,074,049	(16,470,778)
Other deposits	34,924,175	14,140,463
Short term borrowings	7,961,724	11,013,784
Long term borrowings	65,723	(31,476)
Proceeds from stock options exercised	148,382	—
Cash dividends paid-common stock	(875,758)	(648,406)
Net cash provided by financing activities	50,298,295	8,003,587

Net (decrease) increase in cash and cash equivalents	5,086,826	(8,115,967)

Cash and cash equivalents at beginning of period	23,463,171	43,700,692
Cash and cash equivalents at end of period	$28,549,997	$35,584,725

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$2,961,089	$3,394,373
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$422,848	$261,700
The accompanying notes are an integral part of these consolidated financial statements

OLD LINE BANCSHARES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business - Old Line Bancshares, Inc. ("Old Line Bancshares") was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank. We provide a full range of banking services to customers located in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Prince George’s, and St. Mary’s Counties in Maryland and surrounding areas.

On February 1, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank. Pursuant to the terms of the Agreement and Plan of Merger, upon the consummation of the merger, all outstanding shares of DCB common stock will be exchanged for shares of common stock of Old Line Bancshares. Consummation of the merger is contingent upon the approval of DCB’s stockholders as well as receipt of all necessary regulatory and third party approvals and consents. We expect the merger to close during the third quarter of 2017. At December 31, 2016, DCB had consolidated assets of approximately $311 million. DCB has six banking locations located in its primary market areas of Montgomery, Frederick and Carroll Counties in Maryland.

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and their wholly-owned subsidiary Pointer Ridge Office Investments, LLC (Pointer Ridge), a real estate investment company. We have eliminated all significant intercompany transactions and balances.

The foregoing consolidated financial statements for the periods ended March 31, 2017 and 2016 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"), however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2016 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2016. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Reclassifications - We have made certain reclassifications to the 2016 financial presentation to conform to the 2017 presentation. These reclassifications did not change net income or stockholders’ equity.
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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted.  The adoption of ASU 2016-09 did not have a material impact on Old Line Banchsares' consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The amended guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods for Old Line Bancshares on January 1, 2018, with early adoption permitted. Old Line Bancshares does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

2. POINTER RIDGE OFFICE INVESTMENT, LLC

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

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

	March 31,	December 31,
Balance Sheets	2017	2016

Current assets	$162,614	$257,438
Non-current assets	6,128,601	6,164,486
Liabilities	16,307	13,974
Equity	6,274,908	6,407,950

	Three Months Ended
	March 31,
Statements of Income	2017	2016

Revenue	$3,175	$251,074
Expenses	136,217	255,519
Net loss	$(133,042)	$(4,445)

3. INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
March 31, 2017
Available for sale
U.S. treasury	$3,025,213	$193	$(3,317)	$3,022,089
U.S. government agency	10,638,039	166	(261,706)	10,376,499
Corporate bonds	9,100,000	128,073	—	9,228,073
Municipal securities	68,291,442	163,480	(2,620,603)	65,834,319
Mortgage backed securities:
FHLMC certificates	22,080,242	10,212	(756,661)	21,333,793
FNMA certificates	72,743,823	—	(2,541,381)	70,202,442
GNMA certificates	20,284,727	2,528	(543,366)	19,743,889
	$206,163,486	$304,652	$(6,727,034)	$199,741,104

December 31, 2016
Available for sale
U.S. treasury	$2,999,483	$27	$(3,728)	$2,995,782
U.S. government agency	7,653,595	—	(387,280)	7,266,315
Corporate bonds	8,100,000	90,477	(18,840)	8,171,637
Municipal securities	71,103,969	170,512	(3,587,676)	67,686,805
Mortgage backed securities
FHLMC certificates	22,706,185	11,712	(917,543)	21,800,354
FNMA certificates	73,425,200	—	(2,976,384)	70,448,816
GNMA certificates	21,736,255	3,506	(604,266)	21,135,495
	$207,724,687	$276,234	$(8,495,717)	$199,505,204

At March 31, 2017 and December 31, 2016, securities with unrealized losses segregated by length of impairment were as follows:

	March 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$1,496,484	$3,317	$—	$—	$1,496,484	$3,317
U.S. government agency	7,224,984	261,706	—	—	7,224,984	261,706
Municipal securities	50,198,727	2,620,603	—	—	50,198,727	2,630,603
Mortgage backed securities
FHLMC certificates	21,003,496	756,661	—	—	21,003,496	756,661
FNMA certificates	70,202,442	2,541,381	—	—	70,202,442	2,541,381
GNMA certificates	14,473,663	419,666	4,791,911	123,700	19,265,574	543,366
Total	$164,599,796	$6,603,334	$4,791,911	$123,700	$169,391,707	$6,727,034

	December 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$1,496,016	$3,728	$—	$—	$1,496,016	$3,728
U.S. government agency	7,266,315	387,280	—	—	7,266,315	387,280
Corporate bonds	1,981,160	18,840	—	—	1,981,160	18,840
Municipal securities	50,722,187	3,587,676	—	—	50,722,187	3,587,676
Mortgage backed securities
FHLMC certificates	21,413,620	917,543	—	—	21,413,620	917,543
FNMA certificates	70,448,817	2,976,384	—	—	70,448,817	2,976,384
GNMA certificates	16,403,268	475,022	4,227,210	129,244	20,630,479	604,266
Total	$169,731,383	$8,366,473	$4,227,210	$129,244	$173,958,594	$8,495,717

At March 31, 2017 and December 31, 2016, we had ten and seven investment securities, respectively, in an unrealized loss position greater than the 12 month time frame and 167 and 166 securities, respectively, in an unrealized loss position less than the 12 month time frame.  We consider all unrealized losses on securities as of March 31, 2017 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of March 31, 2017, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended March 31, 2017, we received $8.3 million in proceeds from maturities or calls and principal pay-downs on investment securities and realized gains of $16 thousand from the remaining discount on one called security. All the net proceeds of these transactions were used to purchase new investment securities. During the three month period ending March 31, 2016, we sold $6.4 million of investment securities. Such sales consisted of three mortgage backed securities ("MBS") pools, two municipal bonds, and one callable agency security resulting in realized gains of $144 thousand and realized losses of $67 thousand for total realized net gain of $77 thousand. The net proceeds of these transactions and the proceeds of principal paydowns in the first quarter of 2016 were used to purchase new investment securities and remainder for new loan originations.

Contractual maturities and pledged securities at March 31, 2017 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify MBS based on maturity date. However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
March 31, 2017	cost	value

Maturing
Within one year	$1,499,801	$1,496,484
Over one to five years	4,759,122	4,774,694
Over five to ten years	39,241,977	38,692,400
Over ten years	160,662,586	154,777,526
	$206,163,486	$199,741,104
Pledged securities	$45,289,307	$44,007,565

4. LOANS

Major classifications of loans held for investment are as follows:

	March 31, 2017			December 31, 2016
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$265,230,577	$50,806,277	$316,036,854	$238,220,475	$53,850,612	$292,071,087
Investment	438,842,665	36,393,870	475,236,535	414,012,709	37,687,804	451,700,513
Hospitality	152,090,329	8,571,026	160,661,355	141,611,858	11,193,427	152,805,285
Land and A&D	36,353,718	5,728,295	42,082,013	51,323,297	6,015,813	57,339,110
Residential Real Estate
First Lien-Investment	81,772,107	21,991,400	103,763,567	72,150,512	23,623,660	95,774,172
First Lien-Owner Occupied	56,857,808	41,855,822	98,713,630	54,732,604	42,443,767	97,176,371
Residential Land and A&D	38,572,755	6,204,591	44,777,346	39,667,222	5,558,232	45,225,454
HELOC and Jr. Liens	23,819,165	2,510,482	26,329,647	24,385,215	2,633,718	27,018,933
Commercial and Industrial	143,211,866	5,326,491	148,538,357	136,259,560	5,733,904	141,993,464
Consumer	4,915,505	121,018	5,036,523	4,868,909	139,966	5,008,875
	1,241,666,495	179,509,332	1,421,175,827	1,177,232,361	188,880,903	1,366,113,264
Allowance for loan losses	(5,503,687)	(106,102)	(5,609,789)	(6,084,478)	(110,991)	(6,195,469)
Deferred loan costs, net	1,520,111	—	1,520,111	1,257,411	—	1,257,411
	$1,237,682,919	$179,403,230	$1,417,086,149	$1,172,405,294	$188,769,912	$1,361,175,206

(1)
As a result of the acquisitions of Maryland Bankcorp, Inc. ("Maryland Bankcorp"), the parent company of Maryland Bank & Trust Company, N.A. ("MB&T"), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank ("WSB"), in May 2013, and Regal Bancorp, Inc. ("Regal"), the parent company of Regal Bank & Trust ("Regal Bank"), in December 2015, we have segmented the portfolio into two components, loans originated by Old Line Bank "Legacy" and loans acquired from MB&T, WSB and Regal Bank "Acquired."

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $994.0 million and $953.9 million at March 31, 2017 and December 31, 2016, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At March 31 2017, we had approximately $160.7 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $273.6 million and $265.2 million at March 31, 2017 and December 31, 2016, respectively. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.
This segment of our portfolio also consists of funds advanced for construction of custom single family residences homes (where the home buyer is the borrower) and financing to builders for the construction of pre-sold homes and multi-family housing. These loans generally have short durations, meaning maturities typically of twelve months or less. Old Line Bank limits its construction lending risk through adherence to established underwriting procedures. These loans generally have short durations, meaning maturities typically of twelve months or less. Residential houses, multi-family dwellings and commercial buildings under construction and the underlying land for which the loan was obtained secure the construction loans. The vast majority of these loans are concentrated in our market area.

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

We generally only offer real estate construction financing only to experienced builders, commercial entities or individuals who have demonstrated the ability to obtain a permanent loan “take-out” (conversion to a permanent mortgage upon completion of the project). We also perform a complete analysis of the borrower and the project under construction. This analysis includes a review of the cost to construct, the borrower’s ability to obtain a permanent “take-out” the cash flow available to support the debt payments and construction costs in excess of loan proceeds, and the value of the collateral. During construction, we advance funds on these loans on a percentage of completion basis. We inspect each project as needed prior to advancing funds during the term of the construction loan. We may provide permanent financing on the same projects for which we have provided the construction financing.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single-family residential loans currently varies from $424,100 up to a maximum of $636,150 for certain high-cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $636,150. The Washington, D.C. and Baltimore areas are both considered high-cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans sold in the secondary market, we typically require a credit score or 640, with some exceptions provided we receive an approval recommendation from FannieMae, FreddieMac or FHA’s automated underwriting approval system.  For Veteran Administration loans, we require a minimum score of 620.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held-for-sale.  The premium is recorded in income on marketable loans in non-interest income, net of commissions paid to the loan officers.

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

Non-Accrual and Past Due Loans

We consider loans past due if the borrower has not paid the required principal and interest payments when due under the original or modified terms of the promissory note and place a loan on non-accrual status when the payment of principal or interest has become 90 days past due. When we classify a loan as non-accrual, we no longer accrue interest on such loan and we reverse any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual legacy loans only when received. We originally recorded purchased, credit-impaired loans at fair value upon acquisition, and an accretable yield is established and recognized as interest income on purchased loans to the extent subsequent cash flows support the estimated accretable yield. Purchased, credit-impaired loans that perform consistently with the accretable yield expectations are not reported as non-accrual or nonperforming. However, purchased, credit-impaired loans that do not continue to perform according to accretable yield expectations are considered impaired, and presented as non-accrual and nonperforming. Currently, management expects to fully collect the carrying value of acquired, credit-impaired loans.

The table below presents an age analysis of the loans held for investment portfolio at March 31, 2017 and December 31, 2016.

	Age Analysis of Past Due Loans
	March 31, 2017			December 31, 2016
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,236,642,192	$174,925,090	$1,411,567,282	$1,167,380,870	$185,631,054	$1,353,011,924
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	2,799,802	951,414	3,751,216	2,799,802	—	2,799,802
Investment	—	601,728	601,728	—	794,037	794,037
Land and A&D	326,400	146,207	472,607	—	—	—
Residential Real Estate:
First Lien-Investment	512,390	396,193	908,583	517,498	397,944	915,442
First Lien-Owner Occupied	235,326	2,008,508	2,243,834	—	879,718	879,718
HELOC and Jr. Liens	99,946	13,742	113,688	99,946	—	99,946
Commercial and Industrial	216,698	—	216,698	325,161	—	325,161
Consumer	—	—	—	—	—	—
Total 30-89 days past due	4,190,562	4,117,792	8,308,354	3,742,407	2,071,699	5,814,106
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	634,290	634,290
Residential Real Estate:
First Lien-Owner Occupied	—	—	—	—	250,000	250,000
Commercial	173,843	—	173,843	—	—	—
Consumer	—	—	—	19,242	—	19,242
Total 90 or more days past due	173,843	—	173,843	19,242	884,290	903,532
Total accruing past due loans	4,364,405	4,117,792	8,482,197	3,761,649	2,955,989	6,717,638

Commercial Real Estate:
Owner Occupied	1,374	—	1,374	2,370,589	—	2,370,589
Hospitality	—	—	—	1,346,736	—	1,346,736
Land and A&D	—	192,878	192,878	77,395	194,567	271,962
Residential Real Estate:
First Lien-Investment	233,759	—	233,759	312,061	99,293	411,354
First Lien-Owner Occupied	222,237	273,572	495,809	222,237	—	222,237
Commercial and Industrial	202,528	—	202,528	1,760,824	—	1,760,824
Non-accruing loans:	659,528	466,450	1,126,346	6,089,842	293,860	6,383,702
Total Loans	$1,241,666,495	$179,509,332	$1,421,175,827	$1,117,232,361	$188,880,903	$1,366,113,264

We consider all nonperforming loans and troubled debt restructurings (TDRs) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended March 31, 2017 and December 31, 2016.

	Impaired Loans at March 31, 2017			Three months March 31, 2017
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,839,914	$1,839,914	$—	$1,839,914	$13,128
Investment	1,193,439	1,193,439	—	1,193,439	16,931
Residential Real Estate:
First Lien-Investment	41,258	41,258	—	41,258	—
First Lien-Owner Occupied	222,237	222,237	—	222,237	—
Commercial	414,324	414,324	—	414,324	19,430
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	1,374	1,374	1,374	2,772	54
Investment	605,953	605,953	28,803	605,953	7,625
Residential Real Estate:
First Lien-Investment	192,501	192,501	20,262	192,501	—
Commercial	300,960	300,960	300,960	300,802	1,662
Total legacy impaired	4,811,960	4,811,960	351,399	4,813,200	58,830
Acquired(1)
With no related allowance recorded:
Residential Real Estate:
First Lien-Owner Occupied	931,962	931,962	—	931,962	5,776
First Lien-Investment	133,411	71,348	—	133,411	1,088
Land and A&D	334,271	45,000	—	334,271	—
With an allowance recorded:
Commercial Real Estate:
Land and A&D	150,430	150,430	80,568	155,611	823
Commercial	75,221	75,221	25,534	75,222	952
Total acquired impaired	1,625,295	1,273,961	106,102	1,630,319	8,639
Total impaired	$6,437,255	$6,085,921	$457,501	$6,443,519	$67,469

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

Impaired Loans at December 31, 2016
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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at March 31, 2017 consisted of eight loans for $2.8 million compared to seven loans at December 31, 2016 for $897 thousand.

The following table includes the recorded investment in and number of modifications of TDRs for the three months ended March 31, 2017 and 2016. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification. We had no loans that were modified as a TDR that defaulted within three months of the modification date during the three periods ending March 31, 2017 and 2016.
	Loans Modified as a TDR for the three months ended
	March 31, 2017			March 31, 2016
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Commercial Real Estate	1	1,596,740	1,596,740	—	—	—
Commercial	1	414,324	414,324	—	—	—
Total legacy TDR's	2	2,011,064	2,011,064	—	—	—

Acquired
Commercial Real Estate	—	—	—	1	256,669	91,929
Residential Real Estate Non-Owner Occupied	—	—	—	1	136,173	66,453
Total acquired TDR's	—	—	—	2	392,842	158,382
Total Troubled Debt Restructurings	2	$2,011,064	$2,011,064	2	$392,842	$158,382

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the three months ended March 31, 2017 and 2016, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.
	March 31, 2017	March 31, 2016
Balance at beginning of period	$(22,980)	$276,892
Accretion of fair value discounts	(41,601)	(28,288)
Reclassification from non-accretable discount	42,146	—
Balance at end of period	$(22,435)	$248,604

	Contractually
	Required Payments
	Receivable	Carrying Amount
At March 31, 2017	$8,857,375	$7,078,918
At December 31, 2016	9,597,703	7,558,415
At March 32, 2016	14,245,799	11,062,671
At December 31, 2015	14,875,352	10,675,943

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

The following tables outline the class of loans by risk rating at March 31, 2017 and December 31, 2016:

March 31, 2017	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$259,553,826	$45,295,718	$304,849,544
Investment	436,647,051	33,849,146	470,496,197
Hospitality	152,090,329	7,163,903	159,254,232
Land and A&D	33,883,352	5,536,619	39,419,971
Residential Real Estate:
First Lien-Investment	80,558,994	20,567,795	101,126,789
First Lien-Owner Occupied	56,328,681	38,169,661	94,498,342
Land and A&D	36,126,617	5,097,631	41,224,248
HELOC and Jr. Liens	23,819,165	2,510,482	26,329,647
Commercial	139,848,526	5,133,950	144,982,476
Consumer	4,915,505	121,018	5,036,523
	1,223,772,046	163,445,923	1,387,217,969
Special Mention(6)
Commercial Real Estate:
Owner Occupied	3,023,614	4,311,271	7,334,885
Investment	396,222	1,764,293	2,160,515
Hospitality	—	1,407,123	1,407,123
Land and A&D	2,470,366	146,676	2,617,042
Residential Real Estate:
First Lien-Investment	701,570	1,058,144	1,759,714
First Lien-Owner Occupied	306,890	1,867,025	2,173,915
Land and A&D	2,446,138	690,633	3,136,771
Commercial	1,216,914	117,854	1,334,768
Consumer	—	—	—
	9,727,434	11,363,019	21,924,733
Substandard(7)
Commercial Real Estate:
Owner Occupied	2,653,137	1,199,288	3,852,425
Investment	1,799,392	780,431	2,579,823
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	511,543	365,523	877,066
First Lien-Owner Occupied	222,237	1,819,134	2,041,371
Land and A&D	—	416,327	416,327
Commercial	2,,146,426	74,687	2,221,113
Consumer	—	—	—
	7,332,735	4,700,390	12,033,125
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,241,666,495	$179,509,332	$1,421,175,827

December 31, 2016	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$231,985,682	$48,069,046	$280,054,728
Investment	408,875,014	35,130,038	444,005,052
Hospitality	140,265,123	9,781,737	150,046,860
Land and A&D	48,817,229	5,815,572	54,632,801
Residential Real Estate:
First Lien-Investment	70,980,640	21,898,603	92,879,243
First Lien-Owner Occupied	54,201,816	39,011,487	93,213,303
Land and A&D	36,910,902	4,299,830	41,210,732
HELOC and Jr. Liens	24,385,215	2,633,718	27,018,933
Commercial	132,518,224	5,460,820	137,979,044
Consumer	4,868,909	139,966	5,008,875
	1,153,808,754	172,240,817	1,326,049,571
Special Mention(6)
Commercial Real Estate:
Owner Occupied	2,799,801	4,572,278	7,372,079
Investment	400,228	1,776,837	2,177,065
Hospitality	—	1,411,689	1,411,689
Land and A&D	2,506,068	155,241	2,661,309
Residential Real Estate:
First Lien-Investment	577,767	1,248,453	1,826,220
First Lien-Owner Occupied	308,552	1,882,182	2,190,734
Land and A&D	2,678,925	791,399	3,470,324
HELOC and Jr. Liens	—	—	—
Commercial	456,093	197,383	653,476
Consumer	—	—	—
	9,727,434	12,035,462	21,762,896
Substandard(7)
Commercial Real Estate:
Owner Occupied	3,434,990	1,209,289	4,644,279
Investment	4,737,465	780,929	5,518,394
Hospitality	1,346,736	—	1,346,736
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	592,106	476,603	1,068,709
First Lien-Owner Occupied	222,237	1,550,098	1,772,335
Land and A&D	77,395	467,004	544,399
HELOC and Jr. Liens	—	—	—
Commercial	3,285,244	75,701	3,360,945
Consumer	—	—	—
	13,696,173	4,604,624	18,300,797
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,177,232,361	$188,880,903	$1,366,113,264

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
March 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	430,390	132,613	(137,611)	15,099	440,491
Recoveries	1,050	417	900	3,324	5,691
	1,803,675	4,123,182	686,809	27,985	6,641,651
Loans charged off	(570,523)	(439,922)	(2,268)	(19,149)	(1,031,862)
Ending Balance	$1,233,152	$3,683,260	$684,541	$8,836	$5,609,789
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$300,960	$30,177	$20,262	$—	$351,399
Other loans not individually evaluated	906,658	3,653,083	583,711	8,836	5,152,288
Acquired Loans:
Individually evaluated for impairment	25,534	—	80,568	—	106,102
Ending balance	$1,233,152	$3,683,260	$684,541	$8,836	$5,509,789

		Commercial	Residential
March 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,168,529	$3,046,714	$682,962	$11,613	$4,909,818
Provision for loan losses	(181,950)	754,449	213,381	(7,269)	778,611
Recoveries	6,898	—	7,861	7,641	22,400
	993,477	3,801,163	904,204	11,985	5,710,829
Loans charged off	(4,472)	—	—	(500)	(4,972)
Ending Balance	$989,005	$3,801,163	$904,204	$11,485	$5,705,857
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$415,346	$545,585	$—	$—	$960,931
Other loans not individually evaluated	573,659	3,255,578	598,910	11,485	4,439,632
Acquired Loans:
Individually evaluated for impairment	—	—	305,294	—	305,294
Ending balance	$989,005	$3,801,163	$904,204	$11,485	$5,705,857

Our recorded investment in loans at March 31, 2017 and 2016 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
March 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$300,960	$607,327	$192,501	$—	$1,100,788
Individually evaluated for impairment without specific reserve	414,324	3,033,353	263,495	—	3,711,172
Other loans not individually evaluated	142,496,583	888,876,611	200,565,837	4,915,505	1,236,854,536
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	75,221	150,430	—	—	225,651
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	—	1,048,310	—	1,048,310
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	3,934,823	3,144,095	—	7,078,918
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	5,251,269	97,414,215	68,369,950	121,018	171,156,452
Ending balance	$148,538,357	$994,414,215	$273,584,188	$5,036,523	$1,421,175,827

		Commercial	Residential
March 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$831,565	$2,151,085	$—	$—	$2,982,650
Individually evaluated for impairment without specific reserve	1,102,134	1,832,508	—	—	2,934,642
Other loans not individually evaluated	107,793,006	658,083,726	172,023,714	7,522,320	945,422,766
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	521,068	—	521,068
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	952,977	1,599,530	1,963,090	—	4,515,597
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	873,796	5,652,771	4,536,088	—	11,062,655
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	6,659,096	122,756,307	83,300,816	210,074	212,926,293
Ending balance	$118,212,574	$792,075,927	$262,344,776	$7,732,394	$1,180,365,671

5.
OTHER REAL ESTATE OWNED

At March 31, 2017 and December 31, 2016, the fair value of other real estate owned was $2.9 million and $2.7 million, respectively. As a result of the acquisitions of MB&T, WSB and Regal Bank, we have segmented the other real estate owned ("OREO") into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired). We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during the period.

Three Months Ended March 31, 2017	Legacy	Acquired	Total
Beginning balance	$425,000	$2,321,000	$2,746,000
Real estate acquired through foreclosure of loans	321,600	101,248	422,848
Additional valuation adjustment of real estate owned	—	—	—
Sales/deposit on sales	—	(290,644)	(290,644)
Net realized gain on sale of real estate owned	—	17,689	17,689
Ending balance	$746,600	$2,149,293	$2,895,893

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable. At March 31, 2017, residential foreclosures classified as other real estate owned totaled $1.2 million. We had no loans secured by residential real estate in process of foreclosure at March 31, 2017 compared to $99 thousand at December 31, 2016.

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

	Three Months Ended
	2017	2016
Weighted average number of shares	10,926,181	10,802,560
Dilutive average number of shares	11,139,802	11,022,469

7.
STOCK BASED COMPENSATION

For the three months ended March 31, 2017 and 2016, we recorded stock-based compensation expense of $115,113 and $114,432, respectively.  At March 31, 2017, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.5 years. As of March 31, 2017, there were 307,746 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 8,500 options during the three month period ended March 31, 2017 compared to no options exercised during the three month period ended March 31, 2016.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to March 31, 2017, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2016.  During the three months ended March 31, 2017, there were no stock options granted compared to 58,927 stock options issued during the three months ended March 31 2016.  The weighted average grant date fair value of these 2016 stock options is $5.38 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the three months ended March 31, 2017 and 2016, we granted 24,415 and 9,669 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $28.63 at March 31, 2017. There were no restricted shares forfeited during the three month periods ending March 31, 2017 and 2016.

8.           FAIR VALUE MEASUREMENT

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For the three months ended March 31, 2017 and year ended December 31, 2016, there were no transfers between levels.

At March 31, 2017, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, mortgage-backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us.

To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source. We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities that fall into Level 1 and our corporate bonds, which fall into Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2017 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,022	$3,022	$—	$—	$—
U.S. government agency	10,377	—	10,377	—	—
Corporate bonds	9,228		—	9,228
Municipal securities	65,834	—	65,834	—	—
FHLMC MBS	21,334	—	21,334	—	—
FNMA MBS	70,202	—	70,202	—	—
GNMA MBS	19,744	—	19,744	—	—
Total recurring assets at fair value	$199,741	$3,022	$187,491	$9,228	$—

	At December 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$2,996	$2,996	$—	$—	$—
U.S. government agency	7,266	—	7,266	—	—
Corporate Bonds	8,172		—	8,172
Municipal securities	67,687	—	67,687	—	—
FHLMC MBS	21,800	—	21,800	—	—
FNMA MBS	70,449	—	70,449	—	—
GNMA MBS	21,135	—	21,135	—	—
Total recurring assets at fair value	$199,505	$2,996	$188,337	$8,172	$—

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

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance Sheet using inputs classified as level 3 in the fair value for the period indicated:

(in thousands)	Level 3
Investment available-for-sale
Balance as of January 1, 2017	$8,172
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	56
Purchases, issuances, sales and settlements	4,000
Transfers into or out of level 3	—
Balance at March 31, 2017	$9,228

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.
	At March 31, 2017(In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,461	—	—	$4,461
Acquired:	1,168	—	—	1,168
Total Impaired Loans	5,629	—	—	5,629

Other real estate owned:
Legacy:	$747	—	—	$747
Acquired:	2,149	—	—	2,149
Total other real estate owned:	2,896	—	—	2,896
Total	$8,525	$—	$—	$8,525

	At December 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$6,976	—	—	$6,976
Acquired:	1,088	—	—	1,088
Total Impaired Loans	8,064	—	—	8,064

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	2,321	—	—	2,321
Total other real estate owned:	2,746	—	—	2,746
Total	$10,810	$—	$—	$10,810

As of March 31, 2017 and December 31, 2016, we estimated the fair value of impaired assets using Level 3 inputs to be $8.5 million and $10.8 million, respectively. We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell. Discounts have predominantly been in the range of 0% to 50%. As a result of the acquisition of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired).

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

Equity Securities- Equity securities are considered restricted stock and are carried at cost that approximates fair value.

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

	March 31, 2017 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$28,550	$28,550	$28,550	$—	$—
Loans receivable, net	1,417,086	1,410,744	—	—	1,410,744
Loans held for sale	3,504	3,640	—	3,640	—
Investment securities available for sale	199,741	199,741	3,022	187,491	9,228
Equity Securities at cost	9,335	9,335	—	9,335	—
Bank Owned Life Insurance	37,791	37,791	—	37,791	—
Accrued interest receivable	4,044	4,044	—	857	3,187
Liabilities:
Deposits:
Non-interest-bearing	352,742	352,742	—	352,742	—
Interest bearing	1,016,136	1.019,540	—	1.019.540	—
Short term borrowings	191,396	191,396	—	191,396	—
Long term borrowings	37,908	37,908	—	37,908	—
Accrued Interest payable	782	782	—	782	—

	December 31, 2016 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$23,463	$23,463	$23,463	$—	$—
Loans receivable, net	1,361,175	1,364,361	—	—	1,364,361
Loans held for sale	8,418	8,707	—	8,707	—
Investment securities available for sale	199,505	199,505	2,996	188,337	8,172
Equity Securities at cost	8,303	8,303	—	8,303	—
Bank Owned Life Insurance	37,558	37,558	—	37,558	—
Accrued interest receivable	4,278	4,278	—	991	3,287
Liabilities:
Deposits:
Non-interest-bearing	331,331	331,331	—	331,331	—
Interest bearing	994,549	998,489	—	998,489	—
Short term borrowings	183,434	183,434	—	183,434	—
Long term borrowings	37,843	37,843	—	37,843	—
Accrued Interest payable	1,269	1,269	—	1,269	—

9.
SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the Federal Home Loan Bank of Atlanta.

Securities Sold Under Agreements to Repurchase

To support the $21.4 million in repurchase agreements at March 31, 2017, we have provided collateral in the form of investment securities. At March 31, 2017 we have pledged $44.0 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $21.4 million mature daily and will remain fully collateralized until the account has been closed or terminated.

.
10.
LONG TERM BORROWINGS

Long term borrowings consist of $35 million in aggregate principal amount of Old Line Bancshares 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee. The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future. The Notes are subordinated in right of payment of all senior indebtedness. The fair value of these notes is $34.0 million.

Also included in long term borrowings are trust preferred subordinated debentures totaling $4.1 million (net of $2.8 million fair value adjustment) at March 31, 2017 acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.5 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.3 million) maturing on December 14, 2035.

Item 2. Management'sDiscussion and Analysis of Financial Condition and Results of Operations

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

On April 1, 2011, we acquired Maryland Bankcorp, Inc. ("Maryland Bankcorp"), the parent company of Maryland Bank & Trust Company, N.A ("MB&T"), on May 10, 2013, we acquired WSB Holdings, Inc. ("WSB Holdings"), the parent company of The Washington Savings Bank, F.S.B. ("WSB") and on December 4, 2015, we acquired Regal Bancorp, Inc. ("Regal"), the parent company of Regal Bank & Trust ("Regal Bank"). These acquisitions created the third largest independent commercial bank based in Maryland, with assets of more than $1.5 billion and with 23 full service branches serving eight counties at the time of the Regal acquisition.

Summary of Recent Performance and Other Activities

            Net loans held-for-investment at March 31, 2017 increased $55.9 million, or 4.11%, compared to December 31, 2016. Net income available to common stockholders increased $1.8 million, or 84.74%, to $4.0 million for the three months ended March 31, 2017, compared to $2.1 million for the three months ended March 31, 2016. Earnings were $0.36 per basic and diluted common share for the three months ended March 31, 2017 compared to $0.20 per basic and diluted common share for the same period in 2016. The increase in net income is primarily the result of a $1.5 million increase in net interest income, a decrease of $1.1 million in non-interest expense and a decrease of $338 thousand in the provision for loan losses, partially offset by a decrease of $129 thousand in non-interest income. The following highlights contain additional financial data and events that have occurred during the three month period ended March 31, 2017:

The following highlights contain additional financial data and events that have occurred during the three month period ended March 31, 2017:

●
Net loans held for investment increased $55.9 million, or 4.11%, during the three months ended March 31, 2017, remaining at $1.4 billion at March 31, 2017 and December 31, 2016. The increase is a result of organic growth within our market area.

●
Average gross loans increased $209.6 million, or 17.88%, to $1.4 billion for the three month period ending March 31, 2017 compared to $1.2 billion during the three months ended March 31, 2016. The increase during the three month period this year as compared to the same period last year is due to organic growth.

●
Nonperforming assets decreased to 0.24% of total assets at March 31, 2017 from 0.59% at December 31, 2016, which is a historical ten year low.

●
Total assets increased $56.8 million, or 3.32%, since December 31, 2016.

●
Net income available to common stockholders increased 84.74% to $4.0 million, or $0.36 per basic and diluted share, for the three month period ending March 31, 2017, from $2.2 million, or $0.20 per basic and diluted share, for the first quarter of 2016.

●
The net interest margin during the three months ended March 31, 2017 was 3.74% compared to 3.85% for the same period in 2016. Total yield on interest earning assets increased to 4.37% for the three months ending March 31, 2017, compared to 4.30% for the same period last year. Interest expense as a percentage of total interest-bearing liabilities was 0.82% for the three months ended March 31, 2017 compared to 0.60% for the same period of 2016.

●
The first quarter Return on Average Assets (ROAA) and Return on Average Equity (ROAE) were 0.93% and 9.63%, respectively, compared to ROAA and ROAE of 0.57% and 6.01%, respectively, for the first quarter of 2016.

●
Total deposits grew by $43.0 million, or 3.25%, since December 31, 2016.

●
We ended the first quarter of 2017 with a book value of $14.17 per common share and a tangible book value of $12.98 per common share compared to $13.81 and $12.59, respectively, at December 31, 2016.

●
We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

●
On February 1, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank. Pursuant to the terms of the Agreement and Plan of Merger, upon the consummation of the merger of DCB with and into Old Line Bancshares, all outstanding shares of DCB common stock will be exchanged for shares of common stock of Old Line Bancshares.

The following summarizes the highlights of our financial performance for the three month period ended March 31, 2017 compared to same period in 2016 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)
	2017	2016	$ Change	% Change

Net income available to common stockholders	$3,974	$2,151	$1,823	84.74%
Interest income	16,635	14,158	2,477	17.50
Interest expense	2,474	1,546	928	60.01
Net interest income before provision for loan losses	14,2161	12,612	1,549	12.28
Provision for loan losses	440	779	(339)	(43.52)
Non-interest income	1,855	1,984	(129)	(6.50)
Non-interest expense	9,532	10,625	(1,093)	(10.29)
Average total loans	1,382,344	1,172,759	209,585	17.87
Average interest earning assets	1,593,510	1,367,283	226,227	16.55
Average total interest bearing deposits	988,719	908,510	80,209	8.83
Average non-interest bearing deposits	336,646	326,250	10,396	3.19
Net interest margin	3.74%	3.85%		(2.86)
Return on average equity	9.63%	6.01%		60.23
Basic earnings per common share	$0.36	$0.20	$0.16	80.00
Diluted earnings per common share	0.36	0.20	0.16	80.00

Pending Acquisition

On February 1, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with DCB, the parent company of Damascus Community Bank. Pursuant to the terms of the Agreement and Plan of Merger, upon the consummation of the merger of DCB with and into Old Line Bancshares, all outstanding shares of DCB common stock will be exchanged for shares of common stock of Old Line Bancshares. Consummation of the merger is contingent upon the approval of DCB’s stockholders as well as receipt of all necessary regulatory and third party approvals and consents. We expect the merger to close during the third quarter of 2017. At December 31, 2016, DCB had consolidated assets of approximately $311 million. DCB has six banking locations located in its primary market areas of Montgomery, Frederick and Carroll Counties in Maryland.

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short term goals include continuing our strong pattern of organic loan and deposit growth, enhancing and maintaining credit quality, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past few years, we have expanded organically in Montgomery County, Prince George’s County and Anne Arundel County, Maryland and, pursuant to the Regal merger, by acquisition into Baltimore and Carroll Counties, Maryland.

We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, Internet banking with online account access and bill pay service and mobile banking. We provide selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us. We will continue to evaluate cost effective ways that technology can enhance our management capabilities, products and services.

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings and Regal and are doing pursuant to the pending merger with DCB. We believe the DCB acquisition is a great opportunity to generate increased earnings and to increase returns for the stockholders of both companies.

Although the current interest rate and regulatory climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in Maryland, resulting in increased penetration in the Montgomery County market with the opening of the second Rockville branch and further expansion in the Montgomery and Carroll Counties and intended entry into Frederick County through the planned DCB merger. While we are uncertain about the pace of economic growth or the impact of the current political environment and the growing national debt, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

Although the Board of Governors of the Federal Reserve System has started to slowly increase the federal funds rate over the past year, interest rates are still at historically low levels, and if the economy remains stable, we believe that we can continue to grow total loans during 2017 even with the additional, expected incremental increases in the federal funds rate, which will increase market interest rates, and that we can continue to grow total deposits during 2017 even with interest rates that are, and are expected to remain during 2017, low by historical levels. We also believe that we will be able to maintain a strong net interest margin during 2017. As a result of this expected growth and continued strength in the net interest margin, we expect that net interest income will increase during 2017, although there can be no guarantee that this will be the case.

            We also expect that salaries and benefits expenses and other operating expenses will be higher in 2017 than they were in 2016 as we integrate Damascus Community Bank employees and staff our new branch we expect to open during the third or fourth quarter of this year in Riverdale, Maryland, located in Anne Arundel County, and such expenses may also increase if we selectively take the opportunity to add more business development talent. We will continue to look for opportunities to reduce expenses as we did with the closing of three branches in 2016. We believe with our existing and planned branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2016, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans. There have been no material changes in our critical accounting policies during the three months ended March 31, 2017.

Results of Operations for the Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016.

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

Net interest income before provision for loan losses for the three months ended March 31, 2017 increased $1.5 million, or 12.28%, to $14.2 million from $12.6 million for the same period in 2016. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting primarily from an increase in the volume of our average loans, partially offset by an increase in interest expense resulting from an increase in the average rate on and, to a lesser extent, the average balance of, our interest-bearing liabilities, all as discussed further below. We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

              Total interest income increased $2.5 million, or 17.50%, to $16.6 million during the three months ended March 31, 2017 compared to $14.2 million during the three months ended March 31, 2016, primarily as a result of a $2.3 million increase in interest and fees on loans. The increase in interest and fees on loans is the result of a $209.6 million increase in our average loans for the three months ended March 31, 2017 compared to the same period in 2016 as a result of strong organic loan growth. The average yield on the loan portfolio increased to 4.58% for the three months ended March 31, 2017 from 4.56% during the three months ended March 31, 2016 due to higher yields on new loans, although this had only minimal impact on the increase in interest and fees on loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the three months ended March 31, 2017 contributed a seven basis point increase in interest income, as compared to six basis points for the three months ending March 31, 2016. In addition, a $168 thousand increase in interest earned on investment and other securities also contributed to the increase in total interest income for the 2017 period. This increase was primarily related to increases in the average balances of our corporate bonds, MBS and municipal securities, partially offset by the decreases in the average balance of our U. S. government agencies, and the average yield on our MBS, municipal and other equity securities.

Total interest expense increased $928 thousand, or 60.01%, to $2.5 million during the three months ended March 31, 2017 from $1.5 million for the same period in 2016, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 0.82% during the three months ended March 31, 2017 from 0.60% during the three months ended March 31, 2016, due to higher rates paid on our borrowings and, to a lesser extent, an increase in the rate paid on our money market and NOW accounts and our time deposits. The average rate on our borrowings increased primarily as a result of the interest rate on the Notes we issued in August 2016 being higher than our typical borrowings. The fair value accretion recorded on acquired deposits also affects interest expense. The benefit from accretion on such deposits was one basis point for the three months ending March 31, 2017.

The average balance of our interest bearing liabilities increased $183.1 million, or 17.64%, to $1.2 billion for the three months ended March 31, 2017 from $1.0 billion for the three months ended March 31, 2016, as a result of increases of $80.2 million, or 8.83%, in our average interest bearing deposits and $102.8 million, or 79.45%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is due to organic deposit growth. The increase in our average borrowings is primarily due to the use of short-term Federal Home Loan Bank of Atlanta ("FHLB") advances to fund new loan originations. Also included in borrowings is the $35 million of Notes we issued in August 2016.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $10.4 million to $336.6 million for the three months ended March 31, 2017, compared to $326.2 million for the three months ended March 31, 2016.

Our net interest margin decreased to 3.74% for the three months ended March 31, 2017 from 3.85% for the three months ended March 31, 2016. The yield on average interest earning assets increased seven basis points for the period from 4.30% for the quarter ended March 31, 2016 to 4.37% for the quarter ended March 31, 2017 due primarily to the increase on the yield on our investment portfolio, and the average rate paid on our interest-bearing liabilities increased 22 basis points, as discussed above.

During the three months ended March 31, 2017 and 2016, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion remained stable and slightly increased by $24 thousand for the three months ended March 31, 2017, as compared to the same period last year. The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:
	Three months ended March 31,
	2017		2016
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$9,727	—%	$27,404	0.01%
Mortgage loans	285,593	0.07	179,550	0.05
Consumer loans	5,277	—	11,553	—
Interest bearing deposits	35,036	0.01	92,833	0.03
Total accretion (amortization)	$335,522	0.08%	$311,340	0.09%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended March 31, 2017 and 2016, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2017			2016
	Average		Yield/	Average		Yield/
Three months ended March 31, 2017	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$250,829	$623	1.01%	$961,230	$1,130	0.47%
Interest bearing deposits (1)	1,147,711	45	—	1,577,489	4	—
Investment securities (1)(2)
U.S. Treasury	3,033,779	5,370	0.72	3,015,919	4,001	0.05
U.S. government agency	8,341,787	51,300	2.49	35,935,659	132,979	1.49
Corporate bonds	8,888,889	117,837	5.38	—	—	—
Mortgage backed securities	116,903,217	554,429	1.92	101,177,759	513,305	2.04
Municipal securities	69,970,377	683,084	3.96	51,616,421	575,109	4.48
Other equity securities	8,762,570	112,263	5.20	5,290,636	101,484	7.71
Total investment securities	215,900,619	1,524,283	2.86	197,036,394	1,326,878	2.71
Loans(1)
Commercial	167,545,585	1,634,120	3.96	143,810,735	1,446,040	4.04
Mortgage real estate	1,209,541,468	13,928,482	4.67	1,021,690,765	11,756,514	4.63
Consumer	5,256,771	64,054	4.94	7,257,351	93,341	5.17
Total loans	1,382,343,824	15,626,656	4.58	1,172,758,851	13,295,895	4.56
Allowance for loan losses	6,132,653	—		5,050,728	—
Total loans, net of allowance	1,376,211,171	15,626,656	4.61	1,167,708,123	13,295,895	4.58
Total interest earning assets(1)	1,593,510,330	17,151,567	4.37	1,367,283,236	14,623,907	4.30
Non-interest bearing cash	28,795,542			43,812,578
Premises and equipment	35,256,270			36,161,678
Other assets	78,339,425			74,368,763
Total assets(1)	1,735,901,567			1,521,626,255
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	101,690,536	30,350	0.12	98,195,985	29,631	0.12
Money market and NOW	428,869,458	343,552	0.32	373,122,870	225,195	0.24
Time deposits	458,159,400	1,167,156	1.03	437,191,264	1,015,594	0.93
Total interest bearing deposits	988,719,394	1,541,058	0.63	908,510,119	1,270,420	0.56
Borrowed funds	232,287,588	932,887	1.63	129,440,961	275,659	0.86
Total interest bearing liabilities	1,221,006,982	2,473,945	0.82	1,037,951,080	1,546,079	0.60
Non-interest bearing deposits	336,645,712			326,249,639
	1,557,652,694			1,364,200,719
Other liabilities	10,884,684			13,130,367
Non-controlling interest	—			256,330
Stockholders’ equity	167,364,489			144,038,839
Total liabilities and stockholders’ equity	$1,735,901,567			$1,521,626,255
Net interest spread(1)			3.55			3.70
Net interest margin(1)		$14,677,622	3.74%		$13,077,828	3.85%

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

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended March 31, 2017 and 2016. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis
	Three months ended March 31,
	2017 compared to 2016
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(507)	$987	$(1,494)
Interest bearing deposits	1	3	(2)
Investment Securities(1)
U.S. treasury	1,369	1,363	6
U.S. government agency	(81,679)	94,108	(175,787)
Corporate bond	117,837	—	117,837
Mortgage backed securities	41,124	(68,659)	109,783
Municipal securities	107,975	(167,664)	275,639
Other	10,779	(80,722)	91,501
Loans:(1)
Commercial	188,080	(91,178)	279,258
Mortgage	2,171,968	450,540)	1,721,428
Consumer	(29,287)	(11,197)	(18,090)
Total interest income (1)	2,527,660	127,581)	2,400,079

Interest bearing liabilities
Savings	719	5	714
Money market and NOW	118,357	106,848	11,509
Time deposits	151,562	136,706	14,856
Borrowed funds	657,229	540,461	116,768
Total interest expense	927,867	784,020	143,847

Net interest income(1)	$1,599,793	$(656,439)	$2,256,232

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

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2017 was $440 thousand, a decrease of $338 thousand, or 43.43%, compared to $779 thousand for the three months ended March 31, 2016. This decrease is due to an improvement in our asset quality, in particular, a decrease in our non-accural loans, and a decrease in our reserves on specific loans. The reserves on specific loans decreased primarily due to one hospitality loan for $1.3 million that has paid off during the the quarter and a large commercial borrower, consisting of 23 commercial loans totaling $3.0 million, of which $1.0 million was charged-off against the allowance for loan losses and $2.0 million was reclassified as trouble debt restructurings during the first quarter of 2017. Amounts charged off in relation to this credit during the quarter were in line with specific reserves at December 31, 2016. These trouble debt restructurings are classified as impaired and all our impaired loans have been adequately reserved for at March 31, 2017.

Management identified probable losses in the loan portfolio and did not believe any additional charge-offs, other than the $1.0 million noted above, were necessary for the three months ended March 31, 2017; this compares to charge-offs of $5 thousand for the three months ended March 31, 2016. Recoveries of $6 thousand were recognized for the three months ending March 31, 2017 compared to $22 thousand for the same period in 2016.

The allowance for loan losses to gross loans held-for-investment was 0.39% and 0.45%, and the allowance for loan losses to non-accrual loans was 498.05% and 97.05%, at March 31, 2017 and December 31, 2016, respectively. The decrease in the allowance for loan losses as a percentage of gross loans held-for-investment was the result of the decrease in our percentage of our classified substandard and special mention legacy loans within the loan portfolio and the corresponding decrease in our specific reserves. The increase in the allowance for loan losses to non-accrual loans is primarily the result of the decrease in our non-accrual loans.

Non-interest Income. Non-interest income totaled $1.9 million for the three months ended March 31, 2017, decrease of $129 thousand, or 6.50%, from the corresponding period of 2016 amount of $2.0 million.

The following table outlines the amounts of and changes in non-interest income for the three month periods.
	Three months ended March 31,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$412,159	$411,337	$822	0.20%
Gain on sales or calls of investment securities	15,677	76,998	(61,321)	(79.64)
Earnings on bank owned life insurance	281,356	282,186	(830)	(0.29)
Gain (loss) on disposal of assets	112,594	—	112,594	100.00
Rental income	140,593	209,892	(69,299)	(33.02)
Income on marketable loans	630,930	377,138	253,792	67.29
Other fees and commissions	261,425	626,102	(364,677)	(58.25)
Total non-interest income	$1,854,734	$1,983,653	$(128,919)	(6.50)%

Non-interest income decreased during the 2017 period primarily as a result of decreases in other fees and commissions, rental income and gains on sale of investment securities, partially offset by increases in income on marketable loans and gain on disposal of assets.

            Other fees and commissions, which consists of other loan fees and the commissions earned on loans, decreased during the three months ended March 31, 2017 compared to the same period last year primarily due to one-time incentive fee for our debit card program received in the first quarter of last year for which there was no corresponding income this year.

The decrease in rental income for the period ending March 31, 2017 is due to vacant space at our building located at 4201 Mitchellville Road in Bowie, Maryland, which was occupied during 2016.

The decrease in gain on sales or calls of investment securities is the result of our not selling any securities during the three months ended March 31, 2017, compared to sales of $6.4 million, resulting in a gain on sale of investments of $77 thousand, for the same period last year. The sales in 2016 were the result of selling our lower yielding securities and using the net proceeds to purchase higher yielding investment securities. This was partially offset by calls and maturities within our investment portfolio, resulting in the gain of $16 thousand, during the first quarter of 2017.

Income on marketable loans consists of gain on the sale of loans and any fees we receive in connection with such sales. Income on marketable loansincreased $254 thousand during the three months ended March 31, 2017, compared to the same period last year primarily due to gains recorded on the sale of residential mortgage loans as a result of higher volume of loans sold in the secondary market and the premiums received on such loans. The residential mortgage division originated loans aggregating $20.4 million in the secondary market during the first quarter of 2017 compared to $16.4 million for the same period last year.

The increase in gain on disposal of assets is due to the sale during the first quarter of 2017 of our previously owned branch, the Accokeek branch, that we closed in the third quarter of 2016. We had no disposal of assets during the corresponding 2016 period.

Non-interest Expense. Non-interest expense decreased $1.1million, or 10.28%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended March 31, 2017
	2017	2016	$ Change	% Change
Salaries and benefits	$4,867,531	$5,376,552	$(509,021)	(9.47)%
Occupancy and equipment	1,653,413	1,724,553	(71,140)	(4.13)
Data processing	356,648	397,792	(41,144)	(10.34)
FDIC insurance and State of Maryland assessments	261,600	235,283	26,317	11.19
Merger and integration	—	359,481	(359,481)	(100.00)
Core deposit premium amortization	197,901	226,241	(28,340)	(12.25)
(Gain) loss on sale of other real estate owned	(17,689)	(4,208)	(13,481)	320.37
OREO expense	27,577	154,966	(127,389)	(82.20)
Director fees	177,200	168,800	8,400	4.98
Network services	139,607	136,895	2,712	1.98
Telephone	194,142	218,634	(24,492)	(11.20)
Other operating	1,674,200	1,629,530	44,670	2.74
Total non-interest expenses	$9,532,130	$10,624,519	$(1,092,389)	(10.28)%

Non-interest expenses decreased quarter over quarter primarily as a result of decreases in salaries and benefits, merger and integration expenses, OREO expense and occupancy and equipment expense, partially offset by an increase in other operating expense for the three months ended March 31, 2017 compared to the same period of 2016. The decreases in salaries and benefits and occupancy and equipment expense is associated with staff reductions and branch closures we implemented in the second and third quarters of 2016.

There were no merger expenses during the 2017 period whereas we incurred $359 thousand of merger and integration expenses during the first quarter of 2016 in connection with the Regal acquisition that was consummated in December 2015.

OREO expenses decreased for the 2017 period as a result of a reduction in our expenses associated with properties in our OREO portfolio.

Other operating expense increased slightly quarter over quarter primarily due to higher fees associated with our Internet banking support.

Income Taxes. We had an income tax expense of $2.1 million (34.25% of pre-tax income) for the three months ended March 31, 2017 compared to an income tax expense of $1.0 million (32.68% of pre-tax income) for the same period in 2016. The effective tax rate increased for the 2017 period due to an increase in our taxable income related to loan interest income compared to the same period last year.

Net Income Available to Common Stockholders. Net income available to common stockholders was $4.0 million or $0.36 per basic and diluted common share for the three month period ending March 31, 2017 compared to $2.2 million, or $0.20 per basic and diluted common share, for the same period in 2016. The increase in net income is primarily the result of the $1.5 million increase in net interest income, a $1.1 million decrease in non-interest expenses and the $338 thousand decrease in the provision for loan losses.

Analysis of Financial Condition

Investment Securities. Our portfolio consists primarily of investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, corporate bonds, securities issued by states, counties and municipalities, MBS and certain equity securities (recorded at cost), including Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Community Bankers Bank stock.

We have prudently managed our investment portfolio to maintain liquidity and safety. The portfolio provides a source of liquidity, collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. Although we may sell securities to reposition the portfolio, generally, we invest in securities for the yield they produce and not to profit from trading the securities. We continually evaluate our investment portfolio to ensure it is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in our portfolio.

 The investment securities at March 31, 2017 amounted to $199.7 million, an increase of $236 thousand, or 0.12%, from the December 31, 2016 amount of $199.5 million. As outlined above, at March 31, 2017, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $6.4 million at March 31, 2017 (reflected as $3.9 million net of taxes) as compared to net unrealized losses of $8.2 million (reflected as $5.0 million net of taxes) at December 31, 2016. The improvement in the value of the investment securities is due to a decrease in market interest rates, which resulted in an increase in bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $55.9 million, or 4.11%, during the three months ended March 31, 2017, remaining at $1.4 billion at March 31, 2017 and December 31, 2016. The loan growth during 2017 was primarily due to new commercial real estate originations resulting from our enhanced presence in our market area. Commercial real estate loans increased by $40.1 million, residential real estate loans increased by $8.4 million, commercial and industrial loans increased by $6.5 million and consumer loans increased by $28 thousand from their respective balances at December 31, 2016.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

 The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	March 31, 2017			December 16, 2016
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$265,230,577	$50,806,277	$316,036,854	$238,220,475	$53,850,612	$292,071,087
Investment	438,842,665	36,393,870	475,236,535	414,012,709	37,687,804	451,700,513
Hospitality	152,090,329	8,571,026	160,661,355	141,611,858	11,193,427	152,805,285
Land and A&D	36,353,718	5,728,295	42,082,013	51,323,297	6,015,813	57,339,110
Residential Real Estate
First Lien-Investment	81,772,107	21,991,400	103,763,567	72,150,512	23,623,660	95,774,172
First Lien-Owner Occupied	56,857,808	41,855,822	98,713,630	54,732,604	42,443,767	97,176,371
Residential Land and A&D	38,572,755	6,204,591	44,777,346	39,667,222	5,558,232	45,225,454
HELOC and Jr. Liens	23,819,165	2,510,482	26,329,647	24,385,215	2,633,718	27,018,933
Commercial and Industrial	143,211,866	5,326,491	148,538,357	136,259,560	5,733,904	141,993,464
Consumer	4,915,505	121,018	5,036,523	4,868,909	139,966	5,008,875
	1,241,666,495	179,509,332	1,421,175,827	1,177,232,361	188,880,903	1,366,113,264
Allowance for loan losses	(5,503,687)	(106,102)	(5,609,789)	(6,084,478)	(110,991)	(6,195,469)
Deferred loan costs, net	1,520,111	—	1,520,111	1,257,411	—	1,257,411
	$1,237,682,919	$179,403,230	$1,417,086,149	$1,172,405,294	$188,769,912	$1,361,175,206

(1)
As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011, WSB Holdings, the parent company of WSB, in May 2013, and Regal Bancorp, the parent company of Regal Bank, in December 2015, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB and Regal Bank (acquired).

Bank owned life insurance. At March 31, 2017 we have invested $37.8 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T, and former officers of WSB and Regal Bank. This represents a $234 thousand increase from December 31, 2016 as a result of interest earned on these policies. Earnings on bank owned life insurance were $281 thousand during the three month months ended March 31, 2017, which earnings were partially offset by expense of $47 thousand in expenses associated with the policies.

Deposits. The deposit portfolio increased $43.0 million, or 3.25%, during the three month period ending March 31, 2017, to $1.4 billion at March 31, 2017 compared to $1.3 billion at December 31, 2016. The deposit increase was comprised of increases of $21.6 million, or 2.17%, in interest bearing deposits and $21.4 million, or 6.47%, in non-interest bearing deposits.

The following table outlines the changes in interest bearing deposits:

	March 31	December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$468,669	$460,595	$8,074	1.75%
Interest bearing checking	444,022	433,195	10,827	2.50
Savings	103,445	100,759	2,686	2.67
Total	$1,016,136	$994,549	$21,587	2.17%

We acquired brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At March 31, 2017, we had $51.2 million in CDARS and $137.5 million in money market accounts through Promontory’s reciprocal deposit program compared to $39.9 million and $126.8 million, respectively, at December 31, 2016.

We do not currently have any brokered certificates of deposits. The $4 million of brokered certificates of deposit that we acquired in the WSB transaction matured during the first quarter of 2017. Old Line Bank did not obtain any brokered certificates of deposit during the three months ended March 31, 2017. We may, however, use brokered deposits in the future as an element of our funding strategy in the future if and when required to maintain an acceptable loan to deposit ratio.

Borrowings. Short-term borrowings consist of short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments. At March 31, 2017, we had $170.0 million outstanding in short-term FHLB borrowings, compared to $150.0 million at December 31, 2016. At March 31, 2017 and December 31, 2016, we had no unsecured promissory notes and $21.4 million and $33.4 million, respectively, in secured promissory notes.

Long-term borrowings at March 31, 2017 consist primarily of the Notes in the amount of $35.0 million (fair value of $34.0 million) due in 2026. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long-term borrowings are trust preferred subordinated debentures totaling $4.1 million (net of $2.8 million fair value adjustment) we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.5 million) with an interest rate of floating 90-day LIBOR plus 2.85%, maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.3 million) with an interest rate of floating 90-day LIBOR plus 1.60%, maturing in 2035.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and deposits in other banks. On March 31, 2017, we had $27.2 million in cash and due from banks, $1.1 million in interest bearing accounts, and $237 thousand in federal funds sold. As of December 31, 2016, we had $22.1 million in cash and due from banks, $1.2 million in interest bearing accounts, and $248 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the three months ended March 31, 2017. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at March 31, 2017. In addition, Old Line Bank has $33.5 million in available lines of credit at March 31, 2017, consisting of overnight federal funds of $28.5 million and repurchase agreements of $5.0 million from its correspondent banks. Old Line Bank has an additional secured line of credit from the FHLB of $511.5 million at March 31, 2017. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $289.2 million in lendable collateral value for FHLB borrowings. We may increase availability by providing additional collateral. Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $21.4 million in repurchase agreements.

In July 2013, the Board of Governors of the Federal Reserve System and the FDIC have approved rules implementing Basel III. Under the rules, which became effective January 1, 2015, minimum requirements increased for both the quantity and quality of capital held by Old Line Bancshares and Old Line Bank. Among other things, the rules established a new minimum common equity Tier 1 capital for risk-weighted assets ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum total risk-based capital ratio requirement of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. These capital requirements also included changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. Additionally, subject to a transition schedule, the rule limits a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase ratably each subsequent January 1, until it reaches 2.5% on January 1, 2019. Old Line Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

As of March 31, 2017, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the new rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital. Regulatory capital and regulatory assets below also reflect increases of $6.4 million and $3.9 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale. In addition, the risk-based capital reflects an increase of $5.6 million for the general loan loss reserve during the three months ended March 31, 2017.

As of March 31, 2017, Old Line Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the first quarter of 2017 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at March 31, 2017.

			Minimum capital		To be well
	Actual		adequacy		capitalized
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$168,580	10.93%	$69,409	4.5%	$100,258	6.5%
Total capital (to risk weighted assets)	$174,285	11.30%	$123,394	8%	$154,243	10%
Tier 1 capital (to risk weighted assets)	$168,580	10.93%	$92,546	6%	$123,394	8%
Tier 1 leverage (to average assets)	$168,580	9.87%	$68,301	4%	$85,	5%

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests. Potential problem loans, which are not included in nonperforming assets, amounted to $32.7 million at March 31, 2017 compared to $32.8 million at December 31, 2016. At March 31, 2017, we had $17.1 million and $15.6 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $17.3 million and $15.5 million, respectively, at December 31, 2016.

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At March 31, 2017, there was $106 thousand of allowance reserved for potential loan losses on acquired loans compared to $111 thousand at December 31, 2016.

Nonperforming Assets. As of March 31, 2017, our nonperforming assets totaled $4.2 million and consisted of $1.1 million of nonaccrual loans, $174 thousand loans past due 90 days and still accruing and other real estate owned of $2.9 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	March 31, 2017			December 31, 2016
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$—	$634,290	$634,290
Residential Real Estate:
First Lien-Owner Occupied	—	—	—	—	250,000	250,000
Commercial	173,843	—	173,843	—	—	—
Consumer	—	—	—	19,242	—	19,242
Total accruing loans 90 or more days past due	173,843	—	173,843	19,242	884,290	903,532
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$1,374	$—	$1,374	$2,370,589	$—	$2,370,589
Hospitality	—	—	—	1,346,736	—	1,346,736
Land and A&D	—	192,878	192,879	77,395	194,567	271,962
Residential Real Estate:
First Lien-Investment	233,759	—	233,759	312,061	99,293	411,354
First Lien-Owner Occupied	222,237	273,572	495,809	222,237	—	222,237
Commercial and Industrial	202,528	—	202,528	1,760,824	—	1,760,824
Total Non-accruing loans:	659,898	466,450	1,126,348	6,089,842	293,860	6,383,702

Other real estate owned (“OREO”)	746,600	2,149,293	2,895,893	425,000	2,321,000	2,746,000

Total nonperforming assets	$1,580,341	$2,615,743	$4,196,084	$6,534,084	$3,499,150	$10,033,234

Accruing Troubled Debt Restructurings
Commercial Real Estate:
Owner Occupied	$1,596,740	$—	$1,596,740	$—	$—	$—
Residential Real Estate:
Land and A&D	—	—	—	—	91,669	91,669
First Lien-Investment	—	67,704	67,704	—	67,397	67,397
First Lien-Owner Occupied	—	658,131	658,131	—	662,661	662,661
Commercial and Industrial	414,324	74,687	489,011	—	75,701	75,701
Total Accruing Troubled Debt Restructurings	$2,011,064	$800,522	$2,811,586	$—	$897,428	$897,428

The table below reflects our ratios of our nonperforming assets at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.13%	0.55%
Total nonperforming assets as a percentage of total assets	0.10%	0.43%
Total nonperforming assets as a percentage of total loans held for investment	0.13%	0.56%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.29%	0.73%
Total nonperforming assets as a percentage of total assets	0.24%	0.59%
Total nonperforming assets as a percentage of total loans held for investment	0.30%	0.73%

The table below presents a breakdown of the recorded book balance of non-accruing loans at March 31, 2017 and December 31, 2016.

	March 31, 2017				December 31, 2016
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$1,374	$1,374	$4	3	$2,370,589	$2,370,589	$89,204
Investment	—	—	—	—	1	77,395	77,395	2,290
Hospitality	—	—	—	—	1	1,346,736	1,346,736	61,937
Residential Real Estate
First Lien-Investment	3	233,759	233,759	14,079	3	312,061	312,061	12,229
First Lien-Owner Occupied	1	222,237	222,237	8,039	1	222,237	222,237	5,436
Commercial	2	202,528	202,528	20,052	24	1,760,824	1,760,824	264,259
Total non-accrual loans	7	659,898	659,898	42,162	33	6,089,842	6,089,842	435,355
Acquired(1)
Commercial Real Estate:
Owner Occupied	—	—	—	—	—	—	—	—
Investment	—	—	—	—	—	—	—	—
Land and A & D	2	484,701	192,878	151,669	2	485,905	194,567	5,503
Residential Real Estate
First Lien-Owner Occupied	1	273,572	273,572	40,041	1	158,224	99,293	22,130
Total non-accrual loans	3	$758,273	$466,450	$191,710	3	$644,129	$293,860	$27,633
Total all non-accrual loans	10	$1,418,171	$1,126,348	$233,872	36	$6,733,971	$6,383,702	$462,988

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

Non-accrual legacy loans at March 31, 2017 decreased $5.4 million from December 31, 2016, primarily due to one hospitality loan for $1.3 million that paid off during the quarter and one large commercial borrower, consisting of 23 commercial loans totaling $3.0 million, of which $1.0 million has been charged against the allowance for loan losses and $2.0 million has been reclassified as trouble debt restructurings.

Non-accrual acquired loans at March 31, 2017 increased $173 thousand from December 31, 2016, primarily due to the addition of one residential real estate loan.

At March 31, 2017, legacy OREO was $747 thousand, an increase of $322 thousand since December 31, 2016 due to the addition of one property.

Acquired OREO at March 31, 2017, decreased $172 thousand from December 31, 2016. The decrease in acquired OREO was driven by the sale of one property, which offset the transfer of one property into OREO.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

Three months ended March 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	430,390	132,613	(137,611)	15,099	440,491
Recoveries	1,050	417	900	3,324	5,691
	1,803,675	4,123,182	686,809	27,985	6,641,651
Loans charged off	(570,523)	(439,922)	(2,268)	(19,149)	(1,031,862)
Ending Balance	$1,233,152	$3,683,260	$684,541	$8,836	$5,609,789
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$300,960	$30,177	$20,262	$—	$351,399
Other loans not individually evaluated	906,658	3,653,083	583,711	8,836	5,152,288
Acquired Loans:
Individually evaluated for impairment	25,534	—	80,568	—	106,102
Ending balance	$1,233,152	$3,683,260	$684,541	$8,836	$5,509,789

		Commercial	Residential
December 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Provision for loan losses	172,059	936,227	486,935	(10,679)	1,584,542
Recoveries	43,330	—	49,464	18,482	111,276
	1,376,707	3,990,152	1,219,361	19,416	6,605,636
Loans charged off	(4,472)	—	(395,841)	(9,854)	(410,167)
Ending Balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$609,152	$611,498	$61,365	$—	$1,282,015
Other loans not individually evaluated	735,876	3,378,654	678,371	9,562	4,802,463
Acquired Loans:
Individually evaluated for impairment	27,207	—	83,784	—	110,991
Ending balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469

The ratios of the allowance for loan losses are as follows:

	March 31, 2017	December 31, 2016
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.39%	0.45%
Non-accrual loans	498.05%	97.05%
Net charge-offs to average loans	0.06%	0.02%

During the three months ended March 31, 2017, we charged off $1.0 million in loans through the allowance for loan losses.

The allowance for loan losses represented 0.39% and 0.45% of gross loans held for investment at March 31, 2017 and December 31, 2016, respectively and 0.44% and 0.52% of legacy loans at March 31, 2017 and December 31, 2016, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$89,735	$92,263
Real estate-undisbursed development and construction	143,291	134,944
Consumer	22,974	26,204
	$256,000	$253,411
Standby letters of credit	$18,101	$18,907

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

Commitments for real estate development and construction, which totaled $143.3 million, or 55.97% of the $256.0 million of outstanding commitments at March 31, 2017, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the GAAP basis information presented in this report:

Three months ended March 31, 2017

	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$14,161,389	3.60%	3.40%
Tax equivalent adjustment
Federal funds sold	11	—	—
Investment securities	255,220	0.07	0.07
Loans	261,002	0.07	0.07
Total tax equivalent adjustment	516,233	0.14	0.14
Tax equivalent interest yield	$14,677,622	3.74%	3.54%

Three months ended March 31, 2016

	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$12,612,246	3.71%	3.56%
Tax equivalent adjustment
Federal funds sold	5	—	—
Investment securities	226,861	0.07	0.07
Loans	238,716	0.07	0.07
Total tax equivalent adjustment	465,582	0.14	0.14
Tax equivalent interest yield	$13,077,828	3.85%	3.70%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including the anticipated consummation of the merger with DCB including the anticipated impact and the timing thereof, expanding fee income, increases in net interest income, maintenance of the net interest margin, increases in non-interest expenses, hiring and acquisition possibilities, the opening of our planned Riverdale branch and the timing thereof, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, the impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, deposit, balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, continuing to meet regulatory capital requirements, expectations with respect to the impact of pending legal proceedings, the anticipated impact of recent accounting pronouncements, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking. Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include generally, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with our lending limit; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.

In addition, our statements with respect to the timing of anticipated timing and effects of the DCB acquisition are subject to the following additional risks and uncertainties: DCB’s business may not be integrated successfully with ours or such integration may be more difficult, time consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe; revenues following the merger may be lower than expected; customer and employee relationships and business operations maybe disrupted by the merger, the announcement of the merger or the pendency of the merger; the ability to obtain required regulatory and stockholder approvals; and the ability to complete the merger in the expected timeframe may be more difficult, time consuming or costly than expected, or the merger may not be completed at all.

For a more complete discussion of some of these risks and uncertainties referred to above, see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2017 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management
A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at March 31, 2017 and December 31, 2016. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.
	Interest Sensitivity Analysis
	March 31, 2017
	Maturing or Repricing

	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
Interest Earning Assets:	(Dollars in thousands)
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	237	—	—	—	237
Investment securities	—	1,496	4,775	193,470	199,741
Loans	231,016	87,655	680,035	422,469	1,421,175
Total interest earning assets	231,283	89,151	684,810	615,939	1,621,183
Interest Bearing Liabilities:
Interest-bearing transaction deposits	293,193	150,885	—	—	444,078
Savings accounts	34,482	34,482	34,482	—	103,446
Time deposits	77,836	196,143	194,633	—	468,612
Total interest-bearing deposits	405,511	381,510	229,115	—	1,016,136
FHLB advances	170,000	—	—	—	170,000
Other borrowings	21,396	—	—	37,908	59,304
Total interest-bearing liabilities	596,907	381,510	229,115	37,908	1,245,440
Period Gap	$(365,624)	$(292,359)	$455,695	$578,031	$375,743
Cumulative Gap	$(365,624)	$(657,983)	$(202,288)	$375,743
Cumulative Gap/Total Assets	(20.71)%	(37.26)%	(11.46)%	21.28%

	Interest Sensitivity Analysis
	December 31, 2016
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	248	—	—	—	248
Investment securities	1,500	—	4,801	193,204	199,505
Loans	229,057	87,073	681,793	368,191	1,366,114
Total interest earning assets	230,835	87,073	686,594	561,395	1,565,897
Interest Bearing Liabilities:
Interest-bearing transaction deposits	288,797	144,398	—	—	433,195
Savings accounts	33,586	33,586	33,586	—	100,758
Time deposits	68,952	182,481	209,163	—	460,596
Total interest-bearing deposits	391,335	360,465	242,749	—	994,549
FHLB advances	150,000	—	—	—	150,000
Other borrowings	33,434	—	—	37,843	71,277
Total interest-bearing liabilities	574,769	360,465	242,749	37,843	1,215,826
Period Gap	$(343,934)	$(273,392)	$443,845	$523,552	$350,071
Cumulative Gap	$(343,934)	$(617,326)	$(173,481)	$350,071
Cumulative Gap/Total Assets	(20.12)%	(36.12)%	(10.15)%	20.48%

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2017. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no share repurchases by the Company during the quarter ended March 31, 2017:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased aspart of publicly announced program(1)	Maximum number of shares that may yet be purchased under theprogram (1)

January 1 - March 31, 2017	—	—	339,237	160,763

(1)
On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock. As of March 31, 2017, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

2
2.1(A)
Agreement and Plan of Merger, dated as of February 1, 2017, by and between Old Line Bancshares, Inc. and DCB Bancshares, Inc. (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Old Line undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

(A) Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on February 1, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: May 5, 2017	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)