Form 10-Q
period 2017-06-30
OLD LINE BANCSHARES INC
filed 2017-08-04
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐       No   ☒

As August 1, 2017, the registrant had  12,451,220 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$25,025,269	$22,062,912
Interest bearing accounts	1,136,343	1,151,917
Federal funds sold	302,970	248,342
Total cash and cash equivalents	26,464,582	23,463,171
Investment securities available for sale-at fair value	198,372,453	199,505,204
Loans held for sale, fair value of $6,857,924 and $8,707,516	6,615,208	8,418,435
Loans held for investment (net of allowance for loan losses of $5,911,842 and $6,195,469, respectively)	1,446,573,249	1,361,175,206
Equity securities at cost	9,972,744	8,303,347
Premises and equipment	36,999,988	36,744,704
Accrued interest receivable	4,144,803	4,278,229
Deferred income taxes	7,323,124	9,578,350
Bank owned life insurance	38,025,982	37,557,566
Other real estate owned	2,895,893	2,746,000
Goodwill	9,786,357	9,786,357
Core deposit intangible	3,141,162	3,520,421
Other assets	4,001,391	3,942,640
Total assets	$1,794,316,936	$1,709,019,630

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$366,468,569	$331,331,263
Interest bearing	1,012,960,448	994,549,269
Total deposits	1,379,429,017	1,325,880,532
Short term borrowings	203,781,308	183,433,892
Long term borrowings	37,974,308	37,842,567
Accrued interest payable	1,340,591	1,269,356
Supplemental executive retirement plan	5,753,527	5,613,799
Income taxes payable	1,357,159	18,706
Other liabilities	3,633,602	4,293,993
Total liabilities	1,633,269,512	1,558,352,845
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 10,956,130 and 10,910,915 shares issued and outstanding in 2017 and 2016, respectively	109,561	109,109
Additional paid-in capital	107,333,216	106,692,958
Retained earnings	55,032,717	48,842,026
Accumulated other comprehensive loss	(1,428,070)	(4,977,308)
Total Old Line Bancshares, Inc. stockholders’ equity	161,047,424	150,666,785
Total liabilities and stockholders’ equity	$1,794,316,936	$1,709,019,630

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest Income
Loans, including fees	$15,765,250	$13,562,643	$31,130,904	$26,619,823
U.S. treasury securities	6,847	4,997	11,914	8,774
U.S. government agency securities	67,333	85,686	115,837	211,418
Corporate bonds	121,042	—	238,878	—
Mortgage backed securities	554,411	494,145	1,108,840	1,007,450
Municipal securities	410,801	371,596	846,355	731,032
Federal funds sold	971	376	1,583	1,501
Other	127,116	94,297	234,794	192,068
Total interest income	17,053,771	14,613,740	33,689,105	28,772,066
Interest expense
Deposits	1,706,993	1,309,379	3,248,050	2,579,811
Borrowed funds	1,094,133	328,613	2,027,021	604,272
Total interest expense	2,801,126	1,637,992	5,275,071	3,184,083
Net interest income	14,252,645	12,975,748	28,414,034	25,587,983
Provision for loan losses	278,916	300,000	719,407	1,078,611
Net interest income after provision for loan losses	13,973,729	12,675,748	27,694,627	24,509,372
Non-interest income
Service charges on deposit accounts	434,272	433,498	846,431	844,835
Gain on sales or calls of investment securities	19,581	823,214	35,258	900,212
Earnings on bank owned life insurance	282,100	282,358	563,456	564,544
Gain on disposal of assets	—	22,784	112,594	22,784
Gain on sale of loans	94,714	—	94,714	—
Rental Income	169,862	208,556	310,455	417,135
Income on marketable loans	726,647	587,030	1,357,577	964,168
Other fees and commissions	268,443	206,244	529,868	833,659
Total non-interest income	1,995,619	2,563,684	3,850,353	4,547,337
Non-interest expense
Salaries and benefits	5,050,635	5,079,143	9,918,166	10,455,695
Severence expense	—	393,495	—	393,495
Occupancy and equipment	1,655,270	1,647,490	3,308,683	3,372,043
Data processing	361,546	383,689	718,194	781,481
FDIC insurance and State of Maryland assessments	256,513	285,630	518,113	520,914
Merger and integration	—	301,538	—	661,019
Core deposit premium amortization	181,357	200,998	379,258	427,239
Gain on sales of other real estate owned	—	(48,099)	(17,689)	(52,307)
OREO expense	27,634	63,192	55,211	218,158
Directors Fees	159,700	162,900	336,900	331,700
Network services	164,232	146,334	303,839	283,230
Telephone	186,159	201,141	380,301	419,775
Other operating	1,886,405	1,735,287	3,560,605	3,364,815
Total non-interest expense	9,929,451	10,552,738	19,461,581	21,177,257

Income before income taxes	6,039,897	4,686,694	12,083,399	7,879,452
Income tax expense	2,070,488	1,554,000	4,140,208	2,597,366
Net income	3,969,409	3,132,694	7,943,191	5,282,086
Less: Net loss attributable to the non-controlling interest	—	1,728	—	62
Net income available to common stockholders	$3,969,409	$3,130,966	$7,943,191	$5,282,024

Basic earnings per common share	$0.36	$0.29	$0.73	$0.49
Diluted earnings per common share	$0.36	$0.28	$0.71	$0.48
Dividend per common share	$0.08	$0.06	$0.16	$0.12

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended June 30,	2017	2016
Net income	$3,969,409	$3,132,694

Other comprehensive income:
Unrealized gain on securities available for sale, net of taxes of $1,610,802, and $514,611, respectively	2,472,861	790,018
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $7,724 and $324,717, respectively	(11,857)	(498,497)
Other comprehensive income	2,461,004	291,521
Comprehensive income	6,430,413	3,424,215
Comprehensive loss attributable to the non-controlling interest	—	1,728
Comprehensive income available to common stockholders	$6,430,413	$3,422,487

Six Months Ended June 30,	2017	2016
Net income	$7,943,191	$5,282,086

Other comprehensive income:
Unrealized gain on securities available for sale, net of taxes of $2,325,851 and $987,721, respectively	3,570,588	1,516,325
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $13,908 and $355,089, respectively	(21,350)	(545,123)
Other comprehensive income	3,549,238	971,202
Comprehensive income	11,492,429	6,253,288
Comprehensive income attributable to the non-controlling interest	—	62
Comprehensive income available to common stockholders	$11,492,429	$6,253,226

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Shares	Par value	capital	earnings	loss	Equity

Balance December 31, 2016	10,910,915	$109,109	$106,692,958	$48,842,026	$(4,977,308)	$150,666,785
Net income attributable to Old Line Bancshares, Inc.	—	—	—	7,943,191	—	7,943,191
Other comprehensive income, net of income tax of $2,311,943	—	—	—	—	3,549,238	3,549,238
Stock based compensation awards	—	—	262,031	—	—	262,031
Stock options exercised	20,800	208	378,471	—	—	378,679
Restricted stock issued	24,415	244	(244)	—	—	—
Common stock cash dividends $0.16 per share	—	—	—	(1,752,500)	—	(1,752,500)
Balance June 30, 2017	10,956,130	$109,561	$107,333,216	$55,032,717	$(1,428,070)	$161,047,424

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$7,943,191	$5,282,086
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,221,445	1,320,718
Provision for loan losses	719,407	1,078,611
Change in deferred loan fees net of costs	(75,162)	47,952
Gain on sales or calls of securities	(35,258)	(900,212)
Amortization of premiums and discounts	510,194	445,587
Origination of loans held for sale	(51,745,329)	(38,982,301)
Proceeds from sale of loans held for sale	53,548,556	40,982,984
Income on marketable loans	(1,357,577)	(964,168)
Gain on sales of other real estate owned	(17,689)	(52,307)
Gain on sale of loans	(94,714)	—
Gain on sale of fixed assets	(112,594)	(22,784)
Amortization of intangible assets	379,259	427,239
Deferred income taxes	(56,718)	521,555
Stock based compensation awards	262,031	262,080
Increase (decrease) in
Accrued interest payable	71,235	31,720
Income tax payable	1,338,453	1,802,946
Supplemental executive retirement plan	139,728	143,333
Other liabilities	(660,391)	(424,794)
Decrease (increase) in
Accrued interest receivable	133,426	110,259
Bank owned life insurance	(468,416)	(475,533)
Other assets	985,294	84,057
Net cash provided by operating activities	$12,628,371	$10,719,028
Cash flows from investing activities
Purchase of investment securities available for sale	(21,167,506)	(88,943,976)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	14,686,479	7,934,077
Available for sale sold	13,000,024	87,476,437
Loans made, net of principal collected	(85,012,845)	(95,145,250)
Proceeds from sale of other real estate owned	290,644	80,808
Change in equity securities	(1,669,397)	(2,362,300)
Purchase of premises and equipment	(2,520,774)	(1,689,968)
Proceeds from the sale of premises and equipment	112,594	—
Net cash used in investing activities	(82,280,781)	(92,650,172)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	15,239,072	5,654,458
Other deposits	38,309,413	21,356,195
Short term borrowings	20,347,416	46,194,479
Long term borrowings	131,741	(34,300)
Proceeds from stock options exercised	378,679	—
Cash dividends paid-common stock	(1,752,500)	(1,297,384)
Net cash provided by financing activities	72,653,821	71,873,448

Net increase (decrease) in cash and cash equivalents	3,001,411	(10,057,696)

Cash and cash equivalents at beginning of period	23,463,171	43,700,692
Cash and cash equivalents at end of period	$26,464,582	$33,642,996

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,716,692	$2,743,048
Income taxes	$2,728,000	$885,000
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$422,848	$261,700

The accompanying notes are an integral part of these consolidated financial statements

OLD LINE BANCSHARES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business - Old Line Bancshares, Inc. (“Old Line Bancshares”) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank. We provide a full range of banking services to customers located in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Prince George’s, and St. Mary’s Counties in Maryland and surrounding areas.

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and their wholly-owned subsidiary Pointer Ridge Office Investments, LLC (Pointer Ridge), a real estate investment company. We have eliminated all significant intercompany transactions and balances.

The foregoing consolidated financial statements for the periods ended June 30, 2017 and 2016 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2016 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2016. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The ASU does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. Revenue streams from services provided by financial institutions that could be impacted by this ASU include credit card arrangements, trust and custody services, and administration services for customer deposit accounts. This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This ASU will be effective for us in our first quarter of 2018. Early adoption is not permitted. Old Line Bancshares is currently performing an overall assessment of the revenue streams potentially affected by this ASU to determine the potential impact to its consolidated financial statements. Old Line Bancshares continues to monitor implementation issues relevant to the banking industry with respect to this ASU that are still pending resolution. Old Line Bancshares does not expect the ASU to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by: requiring equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. This ASU will be effective for us in our first quarter of 2018. This ASU is not expected to have a significant impact on our consolidated financial statements. We will monitor any new developments and additional guidance for this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. This ASU will be effective for us in our first quarter of 2018. Old Line Bancshares is currently assessing the impact that the adoption of this standard will have on its financial condition and results of operations and will closely monitor any new developments or additional guidance to determine the potential impact the new standard will on have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 on January 1, 2017 did not impact Old Line Bancshares’ consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” ("CECL") model requiring Old Line Bancshares to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Old Line Bancshares has implemented a committee and has the responsibility to gather loan information and consider acceptable methodologies to comply with this ASU. The implementation team meets periodically to discuss the latest developments and updates via webcasts, publications, and conferences. Old Line Bancshares’ evaluation indicates that the provisions of ASU No. 2016-13 are expected to impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following nine specific cash flow issues:  1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle.  The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period. Old Line Bancshares is currently evaluating the impact of adopting these amendments on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Old Line Bancshares does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

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

The following table summarizes the condensed Balance Sheets and Statements of Income information for Pointer Ridge.

	June 30,	December 31,
Balance Sheets	2017	2016

Current assets	$86,941	$257,438
Non-current assets	6,104,146	6,164,486
Liabilities	18,640	13,974
Equity	6,172,447	6,407,950

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Statements of Income	2017	2016	2017	2016

Revenue	$3,175	$251,300	$6,351	$502,374
Expenses	105,637	246,691	241,854	502,210
Net income (loss)	$(102,462)	$4,609	$(235,503)	$164

3.
INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
June 30, 2017
Available for sale
U.S. treasury	$3,019,443	$—	$(6,084)	$3,013,359
U.S. government agency	18,438,208	67,505	(160,941)	18,344,772
Corporate bonds	9,100,000	142,887	—	9,242,887
Municipal securities	67,047,540	289,060	(862,311)	66,474,289
Mortgage backed securities:
FHLMC certificates	21,321,085	5,481	(369,834)	20,956,732
FNMA certificates	68,152,342	11,144	(1,246,977)	66,916,509
GNMA certificates	13,652,136	—	(228,231)	13,423,905
	$200,730,754	$516,077	$(2,874,378)	$198,372,453

December 31, 2016
Available for sale
U.S. treasury	$2,999,483	$27	$(3,728)	$2,995,782
U.S. government agency	7,653,595	—	(387,280)	7,266,315
Corporate bonds	8,100,000	90,477	(18,840)	8,171,637
Municipal securities	71,103,969	170,512	(3,587,676)	67,686,805
Mortgage backed securities
FHLMC certificates	22,706,185	11,712	(917,543)	21,800,354
FNMA certificates	73,425,200	—	(2,976,384)	70,448,816
GNMA certificates	21,736,255	3,506	(604,266)	21,135,495
	$207,724,687	$276,234	$(8,495,717)	$199,505,204

At June 30, 2017 and December 31, 2016, securities with unrealized losses segregated by length of impairment were as follows:

	June 30, 2017
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$3,013,359	$6,084	$—	$—	$3,013,359	$6,084
U.S. government agency	13,382,939	160,941	—	—	13,382,939	160,941
Municipal securities	32,234,681	785,478	2,500,197	76,833	34,734,878	862,311
Mortgage backed securities
FHLMC certificates	19,120,575	326,452	1,645,932	43,382	20,766,507	369,834
FNMA certificates	50,323,982	879,626	15,126,935	367,351	65,450,917	1,246,977
GNMA certificates	10,425,797	171,715	2,998,109	56,516	13,423,906	228,231
Total	$128,501,333	$2,330,296	$22,271,173	$544,082	$150,772,506	$2,874,378

	December 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$1,496,016	$3,728	$—	$—	$1,496,016	$3,728
U.S. government agency	7,266,315	387,280	—	—	7,266,315	387,280
Corporate bonds	1,981,160	18,840	—	—	1,981,160	18,840
Municipal securities	50,722,187	3,587,676	—	—	50,722,187	3,587,676
Mortgage backed securities
FHLMC certificates	21,413,620	917,543	—	—	21,413,620	917,543
FNMA certificates	70,448,817	2,976,384	—	—	70,448,817	2,976,384
GNMA certificates	16,403,268	475,022	4,227,210	129,244	20,630,479	604,266
Total	$169,731,383	$8,366,473	$4,227,210	$129,244	$173,958,594	$8,495,717

At June 30, 2017 and December 31, 2016, we had 18 and seven investment securities, respectively, in an unrealized loss position greater than the 12 month time frame and 107 and 166 securities, respectively, in an unrealized loss position less than the 12 month time frame.  We consider all unrealized losses on securities as of June 30, 2017 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of June 30, 2017, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended June 30, 2017, we received $19.3 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $148 thousand and realized losses of $129 thousand for a net gain of $20 thousand. The net proceeds of these transactions were used to purchase new investment securities. During the three month period ending June 30, 2016, we received proceeds of $74.5 million from sales, maturities or calls and principal pay-downs on investment securities. Such transactions consisted of 25 mortgage backed securities (“MBS”) pools, 20 municipal bonds and 17 callable agency securities, resulting in realized gains of $823 thousand. The net proceeds of these transactions and the proceeds of principal paydowns in the first quarter of 2016 were used to purchase new investment securities and remainder for new loan originations. During the six months ended June 30, 2017, we received $27.7 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $164 thousand and realized losses of $129 thousand for total realized net gain of $35 thousand. The net proceeds of these transactions were used to re-balance the investment portfolio, which resulted in an overall slightly higher yield on our security investments. For the six month period ending June 30, 2016, we received $95.4 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gain of $967 thousand and realized losses of $67 thousand for total realized net gain of $900 thousand. The proceeds of these transactions were used for re-investment in the investment portfolio to increase the yield on such investments.

Contractual maturities and pledged securities at June 30, 2017 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify MBS based on maturity date. However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
June 30, 2017	cost	value

Maturing
Within one year	$3,019,443	$3,013,359
Over one to five years	2,265,522	2,271,340
Over five to ten years	41,915,898	42,012,426
Over ten years	153,529,891	151,075,328
	$200,730,754	$198,372,453
Pledged securities	$39,637,225	$39,043,138

4.
LOANS

Major classifications of loans held for investment are as follows:

	June 30, 2017			December 31, 2016
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$266,686,058	$45,923,998	$312,610,056	$238,220,475	$53,850,612	$292,071,087
Investment	453,597,514	32,857,002	486,454,516	414,012,709	37,687,804	451,700,513
Hospitality	157,457,044	6,814,105	164,271,149	141,611,858	11,193,427	152,805,285
Land and A&D	44,742,020	5,452,470	50,194,490	51,323,297	6,015,813	57,339,110
Residential Real Estate
First Lien-Investment	81,285,353	20,860,372	102,145,725	72,150,512	23,623,660	95,774,172
First Lien-Owner Occupied	61,719,823	40,800,994	102,520,817	54,732,604	42,443,767	97,176,371
Residential Land and A&D	43,290,769	5,012,688	48,303,457	39,667,222	5,558,232	45,225,454
HELOC and Jr. Liens	22,692,006	2,352,459	25,044,465	24,385,215	2,633,718	27,018,933
Commercial and Industrial	149,943,871	4,823,533	154,767,404	136,259,560	5,733,904	141,993,464
Consumer	4,405,042	88,696	4,493,738	4,868,909	139,966	5,008,875
	1,285,819,500	164,986,317	1,450,805,817	1,177,232,361	188,880,903	1,366,113,264
Allowance for loan losses	(5,807,254)	(104,588)	(5,911,842)	(6,084,478)	(110,991)	(6,195,469)
Deferred loan costs, net	1,679,274	—	1,679,274	1,257,411	—	1,257,411
	$1,281,691,520	$164,881,729	$1,446,573,249	$1,172,405,294	$188,769,912	$1,361,175,206

(1)
As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, and Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank), in December 2015, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB and Regal Bank.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $1.0 billion and $953.9 million at June 30, 2017 and December 31, 2016, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At June 30, 2017, we had approximately $164.3 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $278.0 million and $265.2 million at June 30, 2017 and December 31, 2016, respectively. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

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

The table below presents an age analysis of the loans held for investment portfolio at June 30, 2017 and December 31, 2016.

Age Analysis of Past Due Loans

	June 30, 2017			December 31, 2016
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,279,091,477	$160,607,927	$1,439,699,404	$1,167,380,870	$185,631,054	$1,353,011,924
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	4,864,845	717,930	5,582,775	2,799,802	—	2,799,802
Investment	—	769,539	769,539	—	794,037	794,037
Residential Real Estate:
First Lien-Investment	461,119	515,168	976,287	517,498	397,944	915,442
First Lien-Owner Occupied	233,891	1,134,676	1,368,567	—	879,718	879,718
HELOC and Jr. Liens	136,820	—	136,820	99,946	—	99,946
Commercial and Industrial	353,665	—	353,665	325,161	—	325,161
Consumer	—	550	550	—	—	—
Total 30-89 days past due	6,050,340	3,137,863	9,188,203	3,742,407	2,071,699	5,814,106
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	634,290	634,290
Residential Real Estate:
First Lien-Owner Occupied	—	3,360	3,360	—	250,000	250,000
Commercial	19,159	—	19,159	—	—	—
Consumer	—	—	—	19,242	—	19,242
Total 90 or more days past due	19,159	3,360	22,519	19,242	884,290	903,532
Total accruing past due loans	6,069,499	3,141,223	9,210,722	3,761,649	2,955,989	6,717,638

Commercial Real Estate:
Owner Occupied	—	225,432	225,432	2,370,589	—	2,370,589
Hospitality	—	—	—	1,346,736	—	1,346,736
Land and A&D	—	192,382	192,382	77,395	194,567	271,962
Residential Real Estate:
First Lien-Investment	233,759	—	233,759	312,061	99,293	411,354
First Lien-Owner Occupied	222,237	819,353	1,041,590	222,237	—	222,237
Commercial and Industrial	202,528	—	202,528	1,760,824	—	1,760,824
Non-accruing loans:	658,524	1,237,167	1,895,691	6,089,842	293,860	6,383,702
Total Loans	$1,285,819,500	$164,986,317	$1,450,805,817	$1,177,232,361	$188,880,903	$1,366,113,264

We consider all nonperforming loans and troubled debt restructurings (“TDRs”) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended June 30, 2017 and December 31, 2016.

	Impaired at June 30, 2017
				Three months June 30, 2017		Six Months June 30, 2017
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,825,757	$1,825,757	$—	$1,825,757	$19,303	$1,967,633	$32431
Investment	1,183,812	1,183,812	—	1,183,812	9,070	1,196,978	26,001
Residential Real Estate:
First Lien-Investment	41,258	41,258	—	41,258	—	41,258	—
First Lien-Owner Occupied	222,237	222,237	—	222,237	—	222,237	—
Commercial	405,368	405,368	—	405,368	3,700	345,972	23,130
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Investment	601,535	601,535	28,803	601,535	7,739	605,929	15,364
Residential Real Estate:
First Lien-Investment	192,501	192,501	20,263	192,501	—	192,501	—
Commercial	300,234	300,234	300,234	300,234	1,255	300,806	2,493
Total legacy impaired	4,772,702	4,772,702	349,300	4,772,702	41,067	4,873,314	99,419
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	252,687	252,687	—	252,687	—	252,743	2,155
Residential Real Estate:
First Lien-Owner Occupied	1,581,891	1,469,632	—	1,581,653	8,526	1,587,209	21,844
First Lien-Investment	132,715	71,348	—	132,715	1,106	133,367	2,194
Land and A&D	334,271	45,000	—	334,271	—	334,271	—
With an allowance recorded:
Commercial Real Estate:
Land and A&D	150,430	150,430	80,072	155,611	—	155,780	823
Commercial	74,197	74,197	24,516	73,898	948	75,077	1900
Total acquired impaired	2,526,191	2,063,294	104,588	2,530,835	10,580	2,538,447	28,916
Total impaired	$7,298,893	$6,835,996	$453,888	$7,303,537	$51,647	$7,411,761	$128,335

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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at June 30, 2017 consisted of eight loans for $2.8 million compared to seven loans at December 31, 2016 for $897 thousand.

The following table includes the recorded investment in and number of modifications of TDRs for the three and six months ended June 30, 2017 and 2016. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification. We had no loans that were modified as a TDR that defaulted within the three and six month periods ending June 30, 2017 or 2016.

Loans Modified as a TDR for the three months ended
	June 30, 2017			June 30, 2016
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate Non-Owner Occupied	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total legacy TDR's	—	—	—	—	—	—
Acquired
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate Non-Owner Occupied	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Total acquired TDR's	—	—	—	—	—	—
Total Troubled Debt Restructurings	—	$—	$—	—	$—	$—

	Loans Modified as a TDR for the six months ended
	June 30, 2017			June 30, 2016
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Commercial Real Estate	1	1,596,740	1,584,913	—	—	—
Commercial	1	414,324	405,328	—	—	—
Total legacy TDR's	2	2,011,064	1,990,241	—	—	—
Acquired
Commercial Real Estate	—	—	—	1	256,669	91,929
Residential Real Estate Non-Owner Occupied	—	—	—	1	136,173	66,453
Total acquired TDR's	—	—	—	2	392,842	158,382
Total Troubled Debt Restructurings	2	$2,011,064	$1,990,241	2	$392,842	$158,382

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the six months ended June 30, 2017 and 2016, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	June 30, 2017	June 30, 2016
Balance at beginning of period	$(22,980)	$276,892
Accretion of fair value discounts	(51,722)	(44,967)
Payoff of acquired loans	—	(390,990)
Reclassification from non-accretable discount	52,807	352,714
Balance at end of period	$(21,895)	$193,649

	Contractually
	Required Payments
	Receivable	Carrying Amount
At June 30, 2017	$8,311,088	$6,643,878
At December 31, 2016	9,597,703	7,558,415
At June 30, 2016	12,798,858	10,099,810
At December 31, 2015	14,875,352	10,675,943

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

The following tables outline the class of loans by risk rating at June 30, 2017 and December 31, 2016:

June 30, 2017	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$259,552,188	$40,967,683	$300,519,871
Investment	450,729,071	31,408,378	482,137,449
Hospitality	157,457,044	5,409,549	162,866,593
Land and A&D	42,304,057	5,269,440	47,573,497
Residential Real Estate:
First Lien-Investment	80,284,280	19,451,885	99,736,165
First Lien-Owner Occupied	61,193,426	36,843,774	98,037,200
Land and A&D	40,849,195	4,076,796	44,925,991
HELOC and Jr. Liens	22,692,006	2,352,459	25,044,465
Commercial	146,413,343	4,692,996	151,106,339
Consumer	4,405,042	88,696	4,493,738
	1,265,879,652	150,561,656	1,416,441,308
Special Mention(6)
Commercial Real Estate:
Owner Occupied	4,503,876	3,538,877	8,042,753
Investment	1,083,096	1,057,944	2,141,040
Hospitality	—	1,404,556	1,404,556
Land and A&D	2,437,963	138,031	2,575,994
Residential Real Estate:
First Lien-Investment	491,815	1,051,720	1,543,535
First Lien-Owner Occupied	304,160	1,852,090	2,156,250
Land and A&D	2,441,574	678,778	3,120,352
Commercial	1,420,075	56,868	1,476,943
	12,682,559	9,778,864	22,461,423
Substandard(7)
Commercial Real Estate:
Owner Occupied	2,629,993	1,417,438	4,047,431
Investment	1,785,347	390,679	2,176,026
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	509,258	356,767	866,025
First Lien-Owner Occupied	222,237	2,105,131	2,327,368
Land and A&D	—	257,114	257,114
Commercial	2,110,454	73,668	2,184,122
	7,257,289	4,645,797	11,903,086
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,285,819,500	$164,986,317	$1,450,805,817

At December 31, 2016	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$231,985,682	$48,069,046	$280,054,728
Investment	408,875,014	35,130,038	444,005,052
Hospitality	140,265,123	9,781,737	150,046,860
Land and A&D	48,817,229	5,815,572	54,632,801
Residential Real Estate:
First Lien-Investment	70,980,640	21,898,603	92,879,243
First Lien-Owner Occupied	54,201,816	39,011,487	93,213,303
Land and A&D	36,910,902	4,299,830	41,210,732
HELOC and Jr. Liens	24,385,215	2,633,718	27,018,933
Commercial	132,518,224	5,460,820	137,979,044
Consumer	4,868,909	139,966	5,008,875
	1,153,808,754	172,240,817	1,326,049,571
Special Mention(6)
Commercial Real Estate:
Owner Occupied	2,799,801	4,572,278	7,372,079
Investment	400,228	1,776,837	2,177,065
Hospitality	—	1,411,689	1,411,689
Land and A&D	2,506,068	155,241	2,661,309
Residential Real Estate:
First Lien-Investment	577,767	1,248,453	1,826,220
First Lien-Owner Occupied	308,552	1,882,182	2,190,734
Land and A&D	2,678,925	791,399	3,470,324
Commercial	456,093	197,383	653,476
	9,727,434	12,035,462	21,762,896
Substandard(7)
Commercial Real Estate:
Owner Occupied	3,434,990	1,209,289	4,644,279
Investment	4,737,465	780,929	5,518,394
Hospitality	1,346,736	—	1,346,736
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	592,106	476,603	1,068,709
First Lien-Owner Occupied	222,237	1,550,098	1,772,335
Land and A&D	77,395	467,004	544,399
Commercial	3,285,244	75,701	3,360,945
Consumer	—	—	—
	13,696,173	4,604,624	18,300,797
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,177,232,361	$188,880,903	$1,366,113,264

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
Three Months Ended June 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,233,152	$3,683,260	$684,541	$8,836	$5,609,789
Provision for loan losses	84,583	105,746	109,254	(20,667)	278,916
Recoveries	512	417	—	22,208	23,137
	1,318,247	3,789,423	793,795	10,377	5,911,842
Loans charged off	—	—	—	—	—
Ending Balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842

		Commercial	Residential
Six Months Ended June 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	514,972	238,360	(28,357)	(5,568)	719,407
Recoveries	1,563	833	900	25,532	28,828
	1,888,770	4,229,345	796,063	29,526	6,943,704
Loans charged off	(570,523)	(439,922)	(2,268)	(19,149)	(1,031,862)
Ending Balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$300,234	$28,803	$20,262	$—	$349,299
Other loans not individually evaluated	993,496	3,760,620	693,461	10,377	5,457,954
Acquired Loans:
Individually evaluated for impairment	24,517	—	80,072	—	104,589
Ending balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842

		Commercial	Residential
Three Months Ended June 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$989,005	$3,801,163	$904,204	$11,485	$5,705,857
Provision for loan losses	146,461	138,069	14,615	855	300,000
Recoveries	7,386	—	11,308	3,212	21,906
	1,142,852	3,939,232	930,127	15,552	6,027,763
Loans charged off	—	—	(3,055)	(5,785)	(8,840)
Ending Balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923

		Commercial	Residential
Six Months Ended June 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,168,529	$3,046,714	$682,962	$11,613	$4,909,818
Provision for loan losses	(35,490)	892,518	227,996	(6,413)	1,078,611
Recoveries	14,285	—	19,169	10,853	44,307
	1,147,324	3,939,232	930,127	16,053	6,032,736
Loans charged off	(4,472)	—	(3,055)	(6,286)	(13,813)
Ending Balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$550,046	$676,747	$—	$—	$1,226,793
Other loans not individually evaluated	592,806	3,262,485	611,006	9,767	4,476,064
Acquired Loans:
Individually evaluated for impairment	—	—	316,066	—	316,066
Ending balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923

Our recorded investment in loans at June 30, 2017 and 2016 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
June 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$300,234	$601,535	$192,501	$—	$1,094,270
Individually evaluated for impairment without specific reserve	405,368	3,009,569	263,495	—	3,678,432
Other loans not individually evaluated	149,238,270	918,871,531	208,531,955	4,405,042	1,281,046,798
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	74,197	150,430	—	—	224,627
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	252,687	1,585,980	—	1,838,667
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	3,515,652	3,128,226	—	6,643,878
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	4,749,336	87,128,806	64,312,307	88,696	156,279,145
Ending balance	$154,767,405	$1,013,530,210	$278,014,464	$4,493,738	$1,450,805,817

		Commercial	Residential
June 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$1,009,512	$3,495,551	$—	$—	$4,505,063
Individually evaluated for impairment without specific reserve	885,570	1,814,606	—	—	2,700,176
Other loans not individually evaluated	110,924,558	718,453,673	185,608,582	5,386,911	1,020,373,724
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	—	—	377,212	—	377,212
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	952,002	616,862	1,954,409	—	3,523,273
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	5,789,245	4,310,565	—	10,099,810
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	7,010,584	118,600,602	79,468,134	171,324	205,250,644
Ending balance	$120,782,226	$848,770,539	$271,718,902	$5,558,235	$1,246,829,902

5.
OTHER REAL ESTATE OWNED

At June 30, 2017 and December 31, 2016, the fair value of other real estate owned was $2.9 million and $2.7 million, respectively. As a result of the acquisitions of MB&T, WSB and Regal Bank, we have segmented the other real estate owned (“OREO”) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired). We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during the period.

Six Months Ended June 30, 2017	Legacy	Acquired	Total
Beginning balance	$425,000	$2,321,000	$2,746,000
Real estate acquired through foreclosure of loans	321,600	101,248	422,848
Sales/deposit on sales	—	(290,644)	(290,644)
Net realized gain on sale of real estate owned	—	17,689	17,689
Ending balance	$746,600	$2,149,293	$2,895,893

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable. At June 30, 2017, residential foreclosures classified as other real estate owned totaled $1.2 million. We had no loans secured by residential real estate in process of foreclosure at June 30, 2017 compared to $99 thousand at December 31, 2016.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average number of shares	10,951,464	10,816,429	10,938,892	10,812,314
Dilutive average number of shares	11,165,814	10,989,854	11,152,901	10,980,534

7.
STOCK BASED COMPENSATION

For the three and six months ended June 30, 2017 and 2016, we recorded stock-based compensation expense of $146,918 and $147,649, respectively.  For the six months ended June 30, 2017 and 2016, we recorded stock-based compensation expense of $262,031 and $262,080, respectively. At June 30, 2017, there was $1.3 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.5 years. As of June 30, 2017, there were 307,746 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 14,300 options during the six month period ended June 30, 2017 compared to no options exercised during the six month period ended June 30, 2016.

For purposes of determining estimated fair value of stock options, we have computed the estimated fair values using the Black-Scholes option pricing model and, for stock options granted prior to December 31, 2016, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2016.  There were no stock options granted during the six months ended June 30, 2017 compared to 58,927 stock options granted during the six months ended June 30, 2016.  The weighted average grant date fair value of the 2016 stock options is $5.38 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the six months ended June 30, 2017 and 2016, we granted 24,415 and 13,869 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $28.63 at June 30, 2017. There were no restricted shares forfeited during the six month periods ending June 30, 2017 or 2016.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. There were no transfers between levels during the three and six months ended June 30, 2017 or the year ended December 31, 2016.

At June 30, 2017, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, and mortgage-backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2017 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale:
Treasury securities	$3,013	$3,013	$—	$—
U.S. government agency	18,345	—	18,345	—
Corporate bonds	9,243	—	—	9,243
Municipal securities	66,474	—	66,474	—
FHLMC MBS	20,957	—	20,957	—
FNMA MBS	66,916	—	66,916	—
GNMA MBS	13,424	—	13,424	—
Total recurring assets at fair value	$198,372	$3,013	$186,116	$9,243

	At December 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale:
Treasury securities	$2,996	$2,996	$—	$—
U.S. government agency	7,266	—	7,266	—
Corporate bonds	8,172	—	—	8,172
Municipal securities	67,687	—	67,687	—
FHLMC MBS	21,800	—	21,800	—
FNMA MBS	70,449	—	70,449	—
GNMA MBS	21,135	—	21,135	—
Total recurring assets at fair value	$199,505	$2,996	$188,337	$8,172

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

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance Sheet using inputs classified as level 3 in the fair value for the period indicated:

(in thousands)	Level 3
Investment available-for-sale
Balance as of January 1, 2017	$8,172
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	71
Purchases, issuances, sales and settlements	1,000
Transfers into or out of level 3	—
Balance at June 30, 2017	$9,243

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At June 30, 2017 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,423	—	—	$4,423
Acquired:	1,959	—	—	1,959
Total Impaired Loans	6,382	—	—	6,382

Other real estate owned:
Legacy:	$747	—	—	$747
Acquired:	2,149	—	—	2,149
Total other real estate owned:	2,896	—	—	2,896
Total	$9,278	$—	$—	$9,278

	At December 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$6,976	—	—	$6,976
Acquired:	1,088	—	—	1,088
Total Impaired Loans	8,064	—	—	8,064

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	2,321	—	—	2,321
Total other real estate owned:	2,746	—	—	2,746
Total	$10,810	$—	$—	$10,810

As of June 30, 2017 and December 31, 2016, we estimated the fair value of impaired assets using Level 3 inputs to be $9.2 million and $10.8 million, respectively. We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell. Discounts have predominantly been in the range of 0% to 50%. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired).

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

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option: (i) may be applied instrument by instrument, with certain exceptions; (ii) is generally irrevocable; and (iii) is applied only to entire instruments and not to portions of instruments. We must report in earnings unrealized gains and losses on items for which we have elected the fair value measurement option at each subsequent reporting date. We measure certain financial assets and financial liabilities at fair value on a non-recurring basis. These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.

	June 30, 2017 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cashand cash equivalents$	26,465	$26,465	$26,465	$—	$—
Loans receivable, net	1,446,573	1,443,615	—	—	1,443,615
Loans held for sale	6,615	6,858	—	6,858	—
Investment securities available for sale	198,372	198,372	3,013	186,116	9,243
Equity Securities at cost	9,973	9,973	—	9,973	—
Bank Owned Life Insurance	38,026	38,026	—	38,026	—
Accrued interest receivable	4,145	4,145	—	936	3,209
Liabilities:
Deposits:
Non-interest-bearing	366,469	366,469	—	366,469	—
Interest bearing	1,012,960	1,016,434	—	1,016,434	—
Short term borrowings	203,781	203,781	—	203,781	—
Long term borrowings	37,974	37,974	—	37,974	—
Accrued Interest payable	1,341	1,341	—	1,341	—

	December 31, 2016 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cashand cash equivalents$	23,463	$23,463	$23,463	$—	$—
Loans receivable, net	1,361,175	1,364,361	—	—	1,364,361
Loans held for sale	8,418	8,707	—	8,707	—
Investment securities available for sale	199,505	199,505	2,996	188,337	8,172
Equity Securities at cost	8,303	8,303	—	8,303	—
Bank Owned Life Insurance	37,558	37,558	—	37,558	—
Accrued interest receivable	4,278	4,278	—	991	3,287
Liabilities:
Deposits:
Non-interest-bearing	331,331	331,331	—	331,331	—
Interest bearing	994,549	998,489	—	998,489	—
Short term borrowings	183,434	183,434	—	183,434	—
Long term borrowings	37,843	37,843	—	37,843	—
Accrued Interest payable	1,269	1,269	—	1,269	—

9.
SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the Federal Home Loan Bank of Atlanta.

Securities Sold Under Agreements to Repurchase

To support the $18.8 million in repurchase agreements at June 30, 2017, we have provided collateral in the form of investment securities. At June 30, 2017 we have pledged $39.0 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $18.8 million mature daily and will remain fully collateralized until the account has been closed or terminated.

10
10.
LONG TERM BORROWINGS

Long term borrowings consist of $35 million in aggregate principal amount of Old Line Bancshares 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee. The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future. The Notes are subordinated in right of payment of all senior indebtedness. The fair value of the Notes is $34.0 million.

Also included in long term borrowings are trust preferred subordinated debentures totaling $4.0 million (net of $2.7 million fair value adjustment) at June 30, 2017 acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.5 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) maturing on December 14, 2035.

11.
SUBSEQUENT EVENT

On July 28, 2017, Old Line Bancshares acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank. Upon the consummation of the merger, all outstanding shares of DCB common stock were exchanged for shares of common stock of Old Line Bancshares. As a result of the merger, each share of common stock of DCB was converted into the right to receive 0.9269 shares of Old Line Bancshares’ common stock, provided that cash will be paid in lieu of any fractional shares of Old Line Bancshares common stock. As a result Old Line Bancshares will issue approximately 1,495,256 shares of its common stock in exchange for the shares of common stock of DCB in the merger. The aggregate merger consideration was approximately $40.9 million based on the closing sales price of Old Line Bancshares’ common stock on July 28, 2017.

In connection with the merger, the parties have caused Damascus Community Bank to merge with and into Old Line Bank, with Old Line Bank the surviving bank.

At June 30 2017, DCB had consolidated assets of approximately $313 million. This merger adds six banking locations located in market areas of Montgomery, Frederick and Carroll Counties in Maryland.

The initial accounting for the business combination is incomplete as of the date of this report due to the timing of the closing date for the acquisition. The required information is not yet available for Old Line Bancshares to perform the necessary financial reporting and fair values of the related acquisition.

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

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A (“MB&T”), on May 10, 2013, we acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”), on December 4, 2015, we acquired Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), and on July 28, 2017, we acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank. Following our latest acquisition, we have assets of more than $2.0 billion and 28 full service branches serving nine Maryland counties.

Summary of Recent Performance and Other Activities

Net loans held-for-investment at June 30, 2017 increased $85.4 million, or 6.27%, compared to December 31, 2016. Net income available to common stockholders increased $838 thousand, or 26.78%, to $4.0 million for the three months ended June 30, 2017, compared to $3.1 million for the three months ended June 30, 2016. Earnings were $0.36 per basic and diluted common share for the three months ended June 30, 2017 compared to $0.29 per basic and $0.28 per diluted common share for the same period in 2016. The increase in net income is primarily the result of a $1.3 million increase in net interest income, a decrease of $623 thousand in non-interest expense, partially offset by a decrease of $568 thousand in non-interest income.

Net income available to common stockholders was $7.9 million for the six months ended June 30, 2017, compared to $5.3 million for the same period last year, an increase of $2.6 million, or 50.38%. Earnings were $0.73 per basic and $0.71 per diluted common share for the six months ended June 30, 2017 compared to $0.49 per basic and $0.48 per diluted common share for the same period last year. The increase in net income is primarily the result of an increase of $2.8 million, or 11.04%, in net interest income and a $1.7 million decrease in non-interest expenses, partially offset by a decrease of $697 thousand, or 15.33%, in non-interest income.

The following highlights contain additional financial data and events that have occurred during the three and six month periods ended June 30, 2017:

●
Net loans held for investment increased $29.5 million, or 2.08%, and $85.4 million, or 6.27%, respectively, during the three and six month periods ended June 30, 2017, remaining at $1.4 billion at June 30, 2017 and December 31, 2016. The increase is a result of organic growth within our market area.

●
Average gross loans increased $225.6 million, or 18.58%, and $217.8 million, or 18.25%, respectively, during the three and six month periods ending June 30, 2017, to $1.4 billion during the three and six months ended June 30, 2017, from $1.2 billion during the three and six months ended June 30, 2016. The increases during the three and six month periods this year as compared to the same periods last year are due to organic growth.

●
Nonperforming assets decreased to 0.27% of total assets at June 30, 2017 from 0.59% at December 31, 2016.

●
Total assets increased $85.3 million, or 4.99%, since December 31, 2016.

●
The net interest margin during the three months ended June 30, 2017 was 3.60% compared to 3.85% for the same period in 2016. Total yield on interest earning assets decreased to 4.28% for the three months ending June 30, 2017, compared to 4.32% for the same period last year. Interest expense as a percentage of total interest-bearing liabilities was 0.90% for the three months ended June 30, 2017 compared to 0.61% for the same period of 2016.

●
The net interest margin during the six months ended June 30, 2017 was 3.66% compared to 3.85% for the same period in 2016. Total yield on interest earning assets increased to 4.32% for the six months ending June 30, 2017, compared to 4.31% for the same period last year. Interest expense as a percentage of total interest-bearing liabilities was 0.86% for the six months ended June 30, 2017 compared to 0.60% for the same period of 2016.

●
The second quarter Return on Average Assets (“ROAA”) and Return on Average Equity (“ROAE”) were 0.89% and 9.37%, respectively, compared to ROAA and ROAE of 0.81% and 8.63%, respectively, for the second quarter of 2016.

●
ROAA and ROAE were 0.91% and 9.50%, respectively, for the six months ended June 30, 2017, compared to ROAA and ROAE of 0.69% and 7.41%, respectively, for the six months ending June 30, 2016.

●
Total deposits grew by $53.5 million, or 4.04%, since December 31, 2016.

●
We ended the second quarter of 2017 with a book value of $14.70 per common share and a tangible book value of $13.52 per common share compared to $13.81 and $12.59, respectively, at December 31, 2016.

●
We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

●
On June 26, 2017, we opened our new Riverdale Branch, located in Riverdale Park, Maryland. This location expands our presence in Prince George’s County.

The following summarizes the highlights of our financial performance for the three and six month periods ended June 30, 2017 compared to same periods in 2016 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change

Net income available to common stockholders	$3,969	$3,131	$838	26.76%
Interest income	17,054	14,614	2,440	16.70
Interest expense	2,801	1,638	1,163	71.00
Net interest income before provision for loan losses	14,253	12,976	1,277	9.84
Provision for loan losses	279	300	(21)	(7.00)
Non-interest income	1,996	2,564	(568)	(22.15)
Non-interest expense	9,929	10,553	(624)	(5.91)
Average total loans	1,439,841	1,214,193	225,648	18.58
Average interest earning assets	1,648,820	1,402,850	245,970	17.53
Average total interest bearing deposits	1,010,827	916,952	93,875	10.24
Average non-interest bearing deposits	357,710	313,709	44,001	14.03
Net interest margin	3.60%	3.85%		(6.49)
Return on average equity	9.37%	8.63%		8.57
Basic earnings per common share	$0.36	$0.29	$0.07	24.14
Diluted earnings per common share	0.36	0.28	0.08	28.57

	Six months ended June 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change

Net income available to common stockholders	$7,943	$5,282	$2,661	50.37%
Interest income	33,689	28,772	4,917	17.09
Interest expense	5,275	3,184	2,091	65.65
Net interest income before provision for loan losses	28,414	25,588	2,826	11.04
Provision for loan losses	719	1,079	(360)	(33.36)
Non-interest income	3,850	4,547	(697)	(15.33)
Non-interest expense	19,462	21,177	(1,715)	(8.10)
Average total loans	1,411,251	1,193,476	217,775	18.25
Average interest earning assets	1,621,318	1,385,537	235,781	17.02
Average total interest bearing deposits	999,834	912,731	87,103	9.54
Average non-interest bearing deposits	347,236	319,979	27,257	8.52
Net interest margin	3.66%	3.85%		(4.94)
Return on average equity	9.50%	7.41%		28.21
Basic earnings per common share	$0.73	$0.49	$0.24	48.98
Diluted earnings per common share	0.71	0.48	0.23	47.92

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

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings, Regal and DCB. We believe the recent DCB acquisition will generate increased earnings and increase returns for our stockholders, including the former stockholders of DCB.

Although the current interest rate and regulatory climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in Maryland. During the past two years we have opened two branches in Montgomery County, Maryland. We also increased our presence in Prince George’s County with the opening of our new Riverdale office in June 2017. In addition, through the DCB merger, we have further expanded our presence in Montgomery and Carroll Counties and entered the Frederick County market. While we are uncertain about the pace of economic growth or the impact of the current political environment and the growing national debt, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

Although the Board of Governors of the Federal Reserve System has started to slowly increase the federal funds rate since December 2015, interest rates are still at historically low levels, and if the economy remains stable, we believe that we can continue to grow total loans during the remainder of 2017 even with the additional, expected incremental increases in the federal funds rate, which will increase market interest rates, and that we can continue to grow total deposits during remainder of 2017 even with interest rates that are, and are expected to remain through 2017, low by historical levels.  As a result of this expected growth, we expect that net interest income will continue to increase during 2017, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and other operating expenses will be higher in 2017 than they were in 2016 as a result of the addition of Damascus Community Bank employees and staff associated with our newly-opened branch in our Riverdale, Maryland, and the occupancy costs associated with the Damascus Community Bank and Riverdale branches; such expenses may increase even further if we selectively take the opportunity to add more business development talent. We will continue to look for opportunities to reduce expenses as we did with the closing of three branches in 2016. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2016, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans. There has been no material changes in our critical accounting policies during the six months ended June 30, 2017.

Results of Operations for the Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.

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

Net interest income before provision for loan losses for the three months ended June 30, 2017 increased $1.3 million, or 9.84%, to $14.3 million from $13.0 million for the same period in 2016. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting primarily from an increase in the level of our average loans, partially offset by an increase in interest expense resulting from an increase in the average rate on and, to a lesser extent, the average balance of, our interest-bearing liabilities, all as discussed further below. We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $2.4 million, or 16.70%, to $17.1 million during the three months ended June 30, 2017 compared to $14.6 million during the three months ended June 30, 2016, primarily as a result of a $2.2 million increase in interest and fees on loans. The increase in interest and fees on loans is the result of a $225.6 million increase in the average balance of our loans for the three months ended June 30, 2017 compared to the same period in 2016 as a result of strong organic loan growth, partially offset by a decrease in the average yield quarter over quarter. The average yield on the loan portfolio decreased to 4.47% for the three months ended June 30, 2017 from 4.57% during the three months ended June 30, 2016 due to lower yields on new loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the three months ended June 30, 2017 contributed a seven basis point increase in interest income, as compared to four basis points for the three months ending June 30, 2016. In addition, a $237 thousand increase in interest earned on investment and other securities over the 2016 period also contributed to the increase in total interest income for the 2017 period. This increase was primarily related to increases in the average balances of our corporate bonds, MBS and municipal securities.

Total interest expense increased $1.2 million, or 71.01%, to $2.8 million during the three months ended June 30, 2017 from $1.6 million for the same period in 2016, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 0.90% during the three months ended June 30, 2017 from 0.61% during the three months ended June 30, 2016, due to higher rates paid on our borrowings and, to a lesser extent, an increase in the rate paid on our money market and NOW accounts and our time deposits. The average rate on our borrowings increased primarily as a result of the interest rate on the Notes we issued in August 2016 being higher than our typical borrowings. The fair value accretion recorded on acquired deposits also affects interest expense. The benefit from accretion on such deposits was one basis point for the three months ending June 30, 2017.

The average balance of our interest bearing liabilities increased $169.2 million, or 15.62%, to $1.3 billion for the three months ended June 30, 2017 from $1.1 billion for the three months ended June 30, 2016, as a result of increases of $93.9 million, or 10.24%, in our average interest bearing deposits and $75.3 million, or 45.38%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is due to organic deposit growth. The increase in our average borrowings is primarily due to the use of short-term Federal Home Loan Bank of Atlanta (“FHLB”) advances to fund new loan originations and the $35 million of Notes we issued in August 2016.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $44.0 million to $357.7 million for the three months ended June 30, 2017, compared to $313.7 million for the three months ended June 30, 2016.

Our net interest margin decreased to 3.60% for the three months ended June 30, 2017 from 3.85% for the three months ended June 30, 2016. This decrease is primarily due to the increase in the average rate paid on our interest bearing liabilities, as discussed above. In addition, the yield on our average interest earning assets decreased four basis points from 4.32% for the quarter ended June 30, 2016 to 4.28% for the quarter ended June 30, 2017 due primarily to the decrease in the average yield on our loan portfolio, offsetting an increase in the average yield on our investment portfolio.

During the three months ended June 30, 2017 and 2016, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $125 thousand for the three months ended June 30, 2017, as compared to the same period last year. The higher level of accretion on acquired loans was due to a higher level of early payoffs on acquired loans with credit marks.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended June 30,
	2017		2016
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$(6,028)	—%	$(479)	—%
Mortgage loans	302,687	0.07	127,100	0.04
Consumer loans	5,038	—	10,963	—
Interest bearing deposits	29,538	0.01	68,569	0.02
Total accretion (amortization)	$331,235	0.08%	$206,153	0.06%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended June 30, 2017 and 2016, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2017			2016
	Average		Yield/	Average		Yield/
Three months ended June 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$334,761	$996	1.19%	$327,683	$379	0.47%
Interest bearing deposits (1)	1,139,932	4	—	1,520,554	3	—
Investment securities (1)(2)
U.S. Treasury	3,023,053	7,578	1.01	2,997,364	5,285	0.71
U.S. government agency	10,852,617	71,214	2.63	23,454,182	90,625	1.55
Corporate bonds	9,100,000	121,042	5.34	—	—	—
Mortgage backed securities	113,281,791	554,411	1.96	104,087,876	494,145	1.91
Municipal securities	67,296,987	646,047	3.85	55,881,307	591,467	4.26
Other equity securities	9,730,114	132,793	5.47	6,231,432	97,728	6.31
Total investment securities	213,284,562	1,533,085	2.88	192,652,161	1,279,250	2.67
Loans(1)
Commercial	179,581,927	1,723,985	3.85	145,376,806	1,458,969	4.04
Mortgage real estate	1,255,389,706	14,264,687	4.56	1,061,962,806	12,236,782	4.63
Consumer	4,869,487	62,228	5.13	6,853,629	87,168	5.12
Total loans	1,439,841,120	16,050,900	4.47	1,214,193,241	13,782,919	4.57
Allowance for loan losses	5,780,277	—		5,844,078	—
Total loans, net of allowance	1,434,060,843	16,050,900	4.49	1,208,349,163	13,782,919	4.59
Total interest earning assets(1)	1,648,820,098	17,584,985	4.28	1,402,849,561	15,062,551	4.32
Non-interest bearing cash	29,113,718			43,063,212
Premises and equipment	37,054,746			36,183,279
Other assets	75,941,367			73,789,163
Total assets(1)	1,790,929,929			1,555,885,215
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	105,199,972	31,542	0.12	102,310,829	30,739	0.12
Money market and NOW	434,279,367	422,991	0.39	381,648,262	227,643	0.24
Time deposits	471,347,240	1,252,460	1.07	432,992,550	1,050,997	0.98
Total interest bearing deposits	1,010,826,579	1,706,993	0.68	916,951,641	1,309,379	0.57
Borrowed funds	241,256,198	1,094,133	1.82	165,943,308	328,613	0.80
Total interest bearing liabilities	1,252,082,777	2,801,126	0.90	1,082,894,949	1,637,992	0.61
Non-interest bearing deposits	357,709,853			313,709,097
	1,609,792,630			1,396,604,046
Other liabilities	11,261,452			13,171,739
Non-controlling interest	—			257,582
Stockholders’ equity	169,875,847			145,851,848
Total liabilities and stockholders’ equity	$1,790,929,929			$1,555,885,215
Net interest spread(1)			3.38			3.71
Net interest margin(1)		$14,783,859	3.60%		$13,424,559	3.85%

(1)
Interest income is presented on a fully taxable equivalent (“FTE”) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)
Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended June 30, 2017 and 2016. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended June 30,
	2017 compared to 2016
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$617	$615	$2
Interest bearing deposits	1	2	(1)
Investment Securities(1)
U.S. treasury	2,293	2,281	12
U.S. government agency	(19,411)	65,575	(84,986)
Corporate bonds	121,042	—	121,042
Mortgage backed securities	60,266	33,780	26,486
Municipal securities	54,580	(122,432)	177,012
Other	35,065	(36,411)	71,476
Loans:(1)
Commercial	265,016	(186,181)	451,197
Mortgage	2,027,905	(653,221)	2,681,126
Consumer	(24,940)	700	(25,640)
Total interest income (1)	2,522,434	(895,292)	3,417,726

Interest bearing liabilities
Savings	803	(379)	1,182
Money market and NOW	195,348	185,216	10,132
Time deposits	201,463	162,370	39,093
Borrowed funds	765,520	703,526	61,994
Total interest expense	1,163,134	1,050,733	112,401

Net interest income(1)	$1,359,300	$(1,946,025)	$3,305,325

(1)
Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2017 was $279 thousand, a decrease of $21 thousand, or 7.03%, compared to $300 thousand for the three months ended June 30, 2016. This decrease is due to an improvement in the balance of our non-performing loans.

We had no charge-offs during the three month period ended June 30, 2017, as management did not identify any probable losses in the loan portfolio; this compares to charge-offs of $9 thousand for the three months ended June 30, 2016. Recoveries of $23 thousand were recognized for the three months ending June 30, 2017 compared to recoveries of $22 thousand for the same period in 2016.

The allowance for loan losses to gross loans held-for-investment was 0.41% and 0.45%, and the allowance for loan losses to non-accrual loans was 311.86% and 97.05%, at June 30, 2017 and December 31, 2016, respectively. The decrease in the allowance for loan losses as a percentage of gross loans held-for-investment was the result of the improvement in our asset quality. The increase in the allowance for loan losses to non-accrual loans is primarily the result of the decrease in the balance of our non-accrual loans.

Non-interest Income. Non-interest income totaled $2.0 million for the three months ended June 30, 2017, a decrease of $568 thousand, or 22.16%, from the corresponding period of 2016 amount of $2.6 million.

The following table outlines the amounts of and changes in non-interest income for the three month periods.

	Three months ended June 30,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$434,272	$433,498	$774	0.18%
Gain on sales or calls of investment securities	19,581	823,214	(803,633)	(97.62)
Earnings on bank owned life insurance	282,100	282,358	(258)	(0.09)
Gain on disposal of assets	—	22,784	(22,784)	(100.00)
Gain on sale of loans	94,714	—	94,714	100.00
Rental income	169,862	208,556	(38,694)	(18.55)
Income on marketable loans	726,647	587,030	139,617	23.78
Other fees and commissions	268,443	206,244	62,199	30.16
Total non-interest income	$1,995,619	$2,563,684	$(568,065)	(22.16)%

Non-interest income decreased during the 2017 period primarily as a result of a decrease in gain on sales or calls of investment securities, partially offset by increases in income on marketable loans and gain on sale of loans.

The decrease in gains on sales and calls of investment securities is the result of our re-positioning our investment portfolio during the 2016 period, pursuant to which we sold approximately $74 million of our lowest yielding, longer duration investments, compared to $15.5 million in sales and calls for the three months ending June 30, 2017.

Income on marketable loans consists of gain on the sale of residential mortgage loans originated for sale and any fees we receive in connection with such sales. Income on marketable loans increased $140 thousand during the three months ended June 30, 2017, compared to the same period last year primarily due to gains recorded on the sale of residential mortgage loans as a result of higher volume of loans sold in the secondary market and the increased premiums received on such loans. The residential mortgage division originated loans aggregating $31.1 million in the secondary market during the first quarter of 2017 compared to $22.3 million for the same period last year.

The increase in gain on sale of loans (other than residential mortgage loans held for sale) is due to the sale of one SBA loan during the 2017 period, whereas we did not sell any portfolio loans during the 2016 period.

Non-interest Expense. Non-interest expense decreased $623 thousand, or 5.91%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended June 30,
	2017	2016	$ Change	% Change
Salaries and benefits	$5,050,635	$5,079,143	$(28,508)	(0.56)%
Severance expense	—	393,495	(393,495)	(100.00)
Occupancy and equipment	1,655,270	1,647,490	7,780	0.47
Data processing	361,546	383,689	(22,143)	(5.77)
FDIC insurance and State of Maryland assessments	256,513	285,630	(29,117)	(10.19)
Merger and integration	—	301,538	(301,538)	(100.00)
Core deposit premium amortization	181,357	200,998	(19,641)	(9.77)
Gain on sale of other real estate owned	—	(48,099)	48,099	(100.00)
OREO expense	27,634	63,192	(35,558)	(56.27)
Director fees	159,700	162,900	(3,200)	(1.96)
Network services	164,232	146,334	17,898	12.23
Telephone	186,159	201,141	(14,982)	(7.45)
Other operating	1,886,405	1,735,287	151,118	8.71
Total non-interest expenses	$9,929,451	$10,552,738	$(623,287)	(5.91)%

Non-interest expenses decreased quarter over quarter primarily as a result of decreases in severance and merger and integration expenses, partially offset by an increase in other operating expense, for the three months ended June 30, 2017 compared to the same period of 2016.

There were no severance expenses during the 2017 period compared to $393 thousand of severance expenses associated with strategic staff reductions during the three months ended June 30, 2016.

There were no merger expenses during the 2017 period whereas we incurred $302 thousand of merger and integration expenses during the second quarter of 2016 in connection with the Regal acquisition that was consummated in December 2015.

Other operating expense increased slightly quarter over quarter primarily due to higher fees associated with our Internet banking support.

Income Taxes. We had an income tax expense of $2.1 million (34.28% of pre-tax income) for the three months ended June 30, 2017 compared to an income tax expense of $1.6 million (33.16% of pre-tax income) for the same period in 2016. The effective tax rate increased for the 2017 period due to an reduction in the level of non-taxable interest income compared to the same period last year.

Net Income Available to Common Stockholders. Net income available to common stockholders was $4.0 million or $0.36 per basic and diluted common share for the three month period ending June 30, 2017 compared to $3.1 million, or $0.29 per basic and $0.28 per diluted common share, for the same period in 2016. The increase in net income is primarily the result of the $1.3 million increase in net interest income and the decrease of $623 thousand in non-interest expenses, partially offset by a decrease of $568 thousand in non-interest income.

Results of Operations for the Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.

Net interest income before provision for loan losses for the six months ended June 30, 2017 increased $2.8 million, or 11.04%, to $28.4 million from $25.6 million for the same period in 2016. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting primarily from an increase in the level of our average loans, partially offset by an increase in interest expense resulting from an increase in the average rate on and, to a lesser extent, the average balance of, our interest-bearing liabilities, all as discussed further below.

Total interest income increased $4.9 million, or 17.09%, to $33.7 million during the six months ended June 30, 2017 compared to $28.8 million during the six months ended June 30, 2016, primarily as a result of a $4.5 million increase in interest and fees on loans. The increase in interest and fees on loans is the result of a $217.8 million increase in the average balance of our loans for the six months ended June 30, 2017 compared to the same period in 2016, as a result of strong organic loan growth, slightly offset by a decrease in the average yield on such loans. The average yield on the loan portfolio decreased slightly to 4.53% for the six months ended June 30, 2017 from 4.56% during the six months ended June 30, 2016 due to lower yields on new loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the six months ended June 30, 2017 contributed a seven basis point increase in interest income, as compared to four basis points for the six months ending June 30, 2016. In addition, a $406 thousand increase in interest earned on investment and other securities contributed to the increase in total interest income for the 2017 period. This increase was primarily related to increases in the average balances of our corporate bonds, MBS and municipal securities, partially offset by decreases in the average balance of our U.S. government agencies and the average yield on our MBS, municipal and other equity securities.

Total interest expense increased $2.1 million, or 65.67%, to $5.3 million during the six months ended June 30, 2017 from $3.2 million for the same period in 2016, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 0.86% during the six months ended June 30, 2017 from 0.60% during the six months ended June 30, 2016, due to higher rates paid on our borrowings and, to a lesser extent, an increase in the rate paid on our money market and NOW accounts and our time deposits. The average rate on our borrowings increased primarily as a result of the interest rate on the Notes we issued in August 2016 being higher than our typical borrowings. The fair value accretion recorded on acquired deposits also affects interest expense. The benefit from accretion on such deposits was one basis point for the six months ending June 30, 2017.

The average balance of our interest bearing liabilities increased $176.2 million, or 16.62%, to $1.2 billion for the six months ended June 30, 2017 from $1.1 billion for the six months ended June 30, 2016, as a result of increases of $87.1 million, or 9.55%, in our average interest bearing deposits and $89.1 million, or 60.33%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is due to organic deposit growth. The increase in our average borrowings is due to the use of short-term FHLB advances to fund new loan originations and the $35 million of Notes we issued in August 2016.

As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $27.3 million to $347.2 million for the six months ended June 30, 2017, compared to $320.0 million for the six months ended June 30, 2016.

Our net interest margin decreased to 3.66% for the six months ended June 30, 2017 from 3.85% for the six months ended June 30, 2016. The yield on average interest earning assets increased by one basis point from 4.31% for the six months ended June 30, 2016 to 4.32% for the six months ended June 30, 2017, due primarily to the increase on the yield on our investment portfolio. The average rate paid on our interest-bearing liabilities increased 26 basis points, as discussed above.

During the six months ended June 30, 2017 and 2016, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $149 thousand for the six months ended June 30, 2017, as compared to the same period last year. The higher level of accretion on acquired loans was due to a higher level of early payoffs on acquired loans with credit marks.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Six months ended June 30,
	2017		2016
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$3,699	—%	$26,925	—%
Mortgage loans	588,169	0.07	306,650	0.04
Consumer loans	10,315	—	22,516	—
Interest bearing deposits	64,574	0.01	161,402	0.02
Total accretion (amortization)	$666,757	0.08%	$517,493	0.06%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended June 30, 2017 and 2016, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2017			2016
	Average		Yield/	Average		Yield/
Six months ended June 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$293,027	$1,619	1.11%	$644,457	$1,509	0.47%
Interest bearing deposits (1)	1,143,800	4	—	1,549,022	11	—
Investment securities (1)(2)
U.S. Treasury	3,028,386	12,948	0.86	3,006,641	9,285	0.62
U.S. government agency	9,604,138	122,514	2.57	29,694,920	223,604	1.51
Corporate bonds	8,995,028	238,878	5.36	—	—	—
Mortgage backed securities	115,082,500	1,108,840	1.94	102,632,817	1,007,450	1.97
Municipal securities	68,626,297	1,329,131	3.91	53,748,864	1,166,576	4.36
Other equity securities	9,249,015	245,062	5.34	6,231,432	199,207	6.43
Total investment securities	214,585,364	3,057,373	2.87	195,314,674	2,606,122	2.68
Loans(1)
Commercial	173,597,006	3,358,105	3.90	144,593,771	2,905,008	4.04
Mortgage real estate	1,232,592,239	28,193,171	4.61	1,041,826,785	23,993,295	4.63
Consumer	5,062,059	126,281	5.03	7,055,492	180,515	5.15
Total loans	1,411,251,304	31,677,557	4.53	1,193,476,048	27,078,818	4.56
Allowance for loan losses	5,955,492	—		5,447,403	—
Total loans, net of allowance	1,405,295,812	31,677,557	4.55	1,188,028,645	27,078,818	4.58
Total interest earning assets(1)	1,621,318,003	34,736,553	4.32	1,385,536,798	29,686,460	4.31
Non-interest bearing cash	28,955,509			43,437,395
Premises and equipment	36,160,555			36,172,478
Other assets	77,133,846			72,086,270
Total assets(1)	1,763,567,913			1,537,232,941
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	103,454,948	61,892	0.12	100,253,407	60,371	0.12
Money market and NOW	431,589,356	766,543	0.36	377,385,565	452,838	0.24
Time deposits	464,789,750	2,419,616	1.05	435,091,908	2,066,603	0.96
Total interest bearing deposits	999,834,054	3,248,051	0.66	912,730,880	2,579,812	0.57
Borrowed funds	236,796,669	2,027,021	1.73	147,692,134	604,272	0.82
Total interest bearing liabilities	1,236,630,723	5,275,072	0.86	1,060,423,014	3,184,084	0.60
Non-interest bearing deposits	347,235,809			319,978,869
	1,583,866,532			1,380,401,883
Other liabilities	11,073,953			13,151,052
Non-controlling interest	—			256,956
Stockholders’ equity	168,627,428			143,423,050
Total liabilities and stockholders’ equity	$1,763,567,913			$1,537,232,941
Net interest spread(1)			3.46			3.71
Net interest margin(1)		$29,461,481	3.66%		$26,502,376	3.85%

(1)
Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)
Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the six months ended June 30, 2017 and 2016. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Six months ended June 30,
	2017 compared to 2016
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$110	$1,467	$(1,357)
Interest bearing deposits	(7)	(6)	(1)
Investment Securities(1)
U.S. treasury	3,663	3,629	34
U.S. government agency	(101,090)	135,555	(236,645)
Corporate bond	238,878	—	238,878
Mortgage backed securities	101,390	(29,465)	130,855
Municipal securities	162,555	(208,871)	371,426
Other	45,855	(60,505)	106,360
Loans:(1)
Commercial	453,097	(182,546)	635,643
Mortgage	4,199,876	(195,108)	4,394,984
Consumer	(54,234)	(7,431)	(46,803)
Total interest income (1)	5,050,093	(543,281)	5,593,374

Interest bearing liabilities
Savings	1,521	(447)	1,968
Money market and NOW	313,705	273,482	40,223
Time deposits	353,013	463,106	(110,093)
Borrowed funds	1,422,749	1,118,103	304,646
Total interest expense	2,090,988	1,854,244	236,744

Net interest income(1)	$2,959,105	$(2,397,525)	$5,356,630

(1)
Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2017 was $719 thousand, a decrease of $359 thousand, or 33.30%, compared to $1.1 million for the six months ended June 30, 2016. This decrease is due to an improvement in our asset quality, in particular, a decrease in the balance of our non-accrual loans, and a decrease in our reserves on specific loans. The reserves on specific loans decreased primarily due to one hospitality loan for $1.3 million that was paid off during the first quarter and a large commercial borrower, consisting of 23 commercial loans totaling $3.0 million, of which $1.0 million was charged-off against the allowance for loan losses and $2.0 million was reclassified as TDRs during the first quarter of 2017. Amounts charged off in relation to this borrower during the six month period were in line with specific reserves at December 31, 2016. These TDRs are classified as impaired and all our impaired loans have been adequately reserved for at June 30, 2017.

Management identified probable losses in the loan portfolio and did not believe any additional charge-offs, other than the $1.0 million noted above, were necessary for the six months ended June 30, 2017; this compares to charge-offs of $14 thousand for the six months ended June 30, 2016. Recoveries of $29 thousand were recognized for the six months ending June 30, 2017 compared to $44 thousand for the same period in 2016.

Non-interest Income. Non-interest income totaled $3.9 million for the six months ended June 30, 2017, a decrease of $697 thousand, or 15.33%, from the corresponding period of 2016 amount of $4.5 million.

The following table outlines the amounts of and changes in non-interest income for the six month periods.

	Six months ended June 30,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$846,431	$844,835	$1,596	0.19%
Gain on sales or calls of investment securities	35,258	900,212	(864,954)	(96.08)
Earnings on bank owned life insurance	563,456	564,544	(1,088)	(0.19)
Gain on disposal of assets	112,594	22,784	89,810	394.18
Gain on sale of loans	94,714	—	94,714	100.00
Rental income	310,455	417,135	(106,680)	(25.57)
Income on marketable loans	1,357,577	964,168	393,409	40.80
Other fees and commissions	529,866	833,659	(303,793)	(36.44)
Total non-interest income	$3,850,351	$4,547,337	$(696,986)	(15.33)%

Non-interest income decreased during the 2017 period primarily as a result of decreases in gain on sales or calls of investment securities, other fees and commissions, and rental income, partially offset by increases in income on marketable loans, gain on sale of loans and gain on disposal of assets.

The decrease of $865 thousand in gain on sales or calls or investment securities is the result of selling $19.8 million of our investment portfolio for the six months ending June 30, 2017 compared to $87.5 million sold during the six month period of 2016. The sales in 2016 were the result of selling our lower-yielding securities and using the net proceeds to purchase higher-yielding investment securities.

Other fees and commissions, which consists of other loan fees and the commissions earned on loans, decreased $304 thousand during the six months ended June 30, 2017 compared to the same period last year primarily due to a one-time incentive fee for our debit card program received in the first quarter of last year for which there was no corresponding income this year.

The decrease in rental income for the six month period ending June 30, 2017 is due to vacant space at our building located at 4201 Mitchellville Road in Bowie, Maryland, which was occupied during 2016.

Income on marketable loans increased $393 thousand during the six months ended June 30, 2017, compared to the same period last year primarily due to gains recorded on the sale of residential mortgage loans as a result of a higher volume of loans sold in the secondary market and an increase in the premiums received on such loans. The residential mortgage division originated loans aggregating $51.7 million in the secondary market during the six months ending June 30, 2017 compared to $39.0 million for the same period last year.

As for the three-month period ending June 30, 2017, the increase in gain on sale of loans (other than residential mortgage loans held for sale) is due to the sale of one SBA loan during the 2017 period, whereas we did not sell any portfolio loans during the 2016 period.

 The increase in gain on disposal of assets is due to the sale during 2017 of our previously-owned location, the Accokeek branch, which we closed in the third quarter of 2016.

Non-interest Expense. Non-interest expense decreased $1.7 million, or 8.10%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Six months ended June 30,
	2017	2016	$ Change	% Change
Salaries and benefits	$9,918,166	$10,455,695	$(537,529)	(5.14)%
Severance expense	—	393,495	(393,495)	(100.00)
Occupancy and equipment	3,308,683	3,372,043	(63,360)	(1.88)
Data processing	718,194	781,481	(63,287)	(8.10)
FDIC insurance and State of Maryland assessments	518,113	520,914	(2,801)	(0.54)
Merger and integration	—	661,019	(661,019)	(100.00)
Core deposit premium amortization	379,258	427,239	(47,981)	(11.23)
Gain on sale of other real estate owned	(17,689)	(52,307)	34,618	(66.18)
OREO expense	55,211	218,158	(162,947)	(74.69)
Director fees	336,900	331,700	5,200	1.57
Network services	303,839	283,230	20,609	7.28
Telephone	380,301	419,775	(39,474)	(9.40)
Other operating	3,560,605	3,364,815	195,790	5.82
Total non-interest expenses	$19,461,581	$21,177,257	$(1,715,676)	(8.10)%

Non-interest expenses decreased quarter over quarter primarily as a result of decreases in salaries and benefits, merger and integration expenses, severance expense, and OREO expenses, partially offset by an increase in other operating expense, for the six months ended June 30, 2017 compared to the same period of 2016.

The decreases in salaries and benefits expense is associated with staff reductions and branch closures we implemented in the second and third quarters of 2016.

There were no merger expenses during the 2017 period whereas we incurred $661 thousand of merger and integration expenses during the six months ending June 30, 2017 in connection with the Regal acquisition that was consummated in December 2015.

There were no severance expenses during the 2017 period whereas we incurred $393 thousand of severance expenses during the six months ending June 30, 2016 in connection with the staff reductions and Regal Bancorp acquisition that was consummated in December 2015.

OREO expenses decreased for the 2017 period as a result of a reduction in our expenses associated with properties in our OREO portfolio.

Other operating expense increased during the 2017 period primarily due to higher fees associated with our Internet banking support.

Income Taxes. We had an income tax expense of $4.1 million (34.27% of pre-tax income) for the six months ended June 30, 2017 compared to an income tax expense of $2.6 million (32.96% of pre-tax income) for the same period in 2016. The effective tax rate increased for the 2017 period due to a reduction in the level of non-taxable interest income compared to the same period last year.

Net Income Available to Common Stockholders. Net income available to common stockholders was $7.9 million or $0.73 per basic and $0.71 per diluted common share for the six month period ending June 30, 2017 compared to $5.3 million, or $0.49 per basic and $0.48 per diluted common share, for the same period in 2016. The increase in net income is primarily the result of the $2.8 million increase in net interest income and the $1.7 million decrease in non-interest expenses, partially offset by the $697 thousand decrease in non-interest income.

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

The investment securities at June 30, 2017 amounted to $198.4 million, a decrease of $1.1 million, or 0.57%, from the December 31, 2016 amount of $199.5 million. As outlined above, at June 30, 2017, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $2.4 million at June 30, 2017 (reflected as $1.4 million net of taxes) as compared to net unrealized losses of $8.2 million (reflected as $5.0 million net of taxes) at December 31, 2016. The improvement in the value of the investment securities is due to a decrease in market interest rates, which resulted in an increase in bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $84.5 million, or 6.27%, during the six months ended June 30, 2017, remaining at $1.4 billion at June 30, 2017 and December 31, 2016. The loan growth during 2017 was primarily due to new commercial real estate originations resulting from our enhanced presence in our market area. Commercial real estate loans increased by $59.6 million, residential real estate loans increased by $12.8 million, commercial and industrial loans increased by $12.8 million and consumer loans decreased by $515 thousand from their respective balances at December 31, 2016.

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

	June 30, 2017			December 31, 2016
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$266,686,058	$45,923,998	$312,610,056	$238,220,475	$53,850,612	$292,071,087
Investment	453,597,514	32,857,002	486,454,516	414,012,709	37,687,804	451,700,513
Hospitality	157,457,044	6,814,105	164,271,149	141,611,858	11,193,427	152,805,285
Land and A&D	44,742,020	5,452,470	50,194,490	51,323,297	6,015,813	57,339,110
Residential Real Estate
First Lien-Investment	81,285,353	20,860,372	102,145,725	72,150,512	23,623,660	95,774,172
First Lien-Owner Occupied	61,719,823	40,800,994	102,520,817	54,732,604	42,443,767	97,176,371
Residential Land and A&D	43,290,769	5,012,688	48,303,457	39,667,222	5,558,232	45,225,454
HELOC and Jr. Liens	22,692,006	2,352,459	25,044,465	24,385,215	2,633,718	27,018,933
Commercial and Industrial	149,943,871	4,823,533	154,767,404	136,259,560	5,733,904	141,993,464
Consumer	4,405,042	88,696	4,493,738	4,868,909	139,966	5,008,875
	1,285,819,500	164,986,317	1,450,805,817	1,177,232,361	188,880,903	1,366,113,264
Allowance for loan losses	(5,807,254)	(104,588)	(5,911,842)	(6,084,478)	(110,991)	(6,195,469)
Deferred loan costs, net	1,679,274	—	1,679,274	1,257,411	—	1,257,411
	$1,281,691,520	$164,881,729	$1,446,573,249	$1,172,405,294	$188,769,912	$1,361,175,206

(1)
As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011, WSB Holdings, the parent company of WSB, in May 2013, and Regal Bancorp, the parent company of Regal Bank, in December 2015, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB and Regal Bank (acquired).

Bank owned life insurance. At June 30, 2017 we have invested $38.0 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T, and former officers of WSB and Regal Bank. This represents a $468 thousand increase from December 31, 2016 as a result of interest earned on these policies. Earnings on bank owned life insurance were $563 thousand during the six months ended June 30, 2017, which earnings were partially offset by $95 thousand in expenses associated with the policies.

Deposits. The deposit portfolio increased $53.5 million, or 4.04%, during the six month period ending June 30, 2017, to $1.4 billion at June 30, 2017 compared to $1.3 billion at December 31, 2016. The deposit increase was comprised of increases of $18.4 million, or 1.85%, in interest bearing deposits and $35.1 million, or 10.60%, in non-interest bearing deposits.

The following table outlines the changes in interest bearing deposits:

	June 30,	December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$475,833	$460,595	$15,238	3.31%
Interest bearing checking	430,095	433,195	(3,100)	(0.72)
Savings	107,032	100,759	6,273	6.23
Total	$1,012,960	$994,549	$18,411	1.85%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At June 30, 2017, we had $54.0 million in CDARS and $129.3 million in money market accounts through Promontory’s reciprocal deposit program compared to $39.9 million and $126.8 million, respectively, at December 31, 2016.

We do not currently have any brokered certificates of deposits other than CDARS. The $4.0 million of brokered certificates of deposit that we acquired in the WSB transaction matured during the first quarter of 2017. Old Line Bank did not obtain any brokered certificates of deposit during the six months ended June 30, 2017. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

Borrowings. Short-term borrowings consist of short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments. At June 30, 2017, we had $185.0 million outstanding in short-term FHLB borrowings, compared to $150.0 million at December 31, 2016. At June 30, 2017 and December 31, 2016, we had no unsecured promissory notes and $18.8 million and $33.4 million, respectively, in secured promissory notes.

Long-term borrowings at June 30, 2017 consist primarily of the Notes in the amount of $35.0 million (fair value of $34.0 million) due in 2026. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long-term borrowings are trust preferred subordinated debentures totaling $4.0 million (net of $2.7 million fair value adjustment) we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.5 million) with an interest rate of floating 90-day LIBOR plus 2.85%, maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) with an interest rate of floating 90-day LIBOR plus 1.60%, maturing in 2035.

Liquidity and Capital Resources. Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with regulatory guidelines. As further discussed below, we have credit lines, unsecured and secured, available from several correspondent banks totaling $43.5 million. Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash flow from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and deposits in other banks. On June 30, 2017, we had $25.0 million in cash and due from banks, $1.1 million in interest bearing accounts, and $303 thousand in federal funds sold. As of December 31, 2016, we had $22.1 million in cash and due from banks, $1.2 million in interest bearing accounts, and $248 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the six months ended June 30, 2017. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at June 30, 2017. In addition, Old Line Bank has $38.5 million in available lines of credit at June 30, 2017, consisting of overnight federal funds of $33.5 million and repurchase agreements of $5.0 million from its correspondent banks. Old Line Bank has an additional secured line of credit from the FHLB of $528.5 million at June 30, 2017. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $296.2 million in lendable collateral value for FHLB borrowings. We may increase availability by providing additional collateral. Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $18.8 million in repurchase agreements.

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

As of June 30, 2017, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under these rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital. Regulatory capital and regulatory assets below also reflect increases of $2.4 million and $1.4 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale. In addition, the risk-based capital reflects an increase of $5.9 million for the general loan loss reserve during the six months ended June 30, 2017.

As of June 30, 2017, Old Line Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the second quarter of 2017 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at June 30, 2017.

			Minimum capital		To be well
	Actual		adequacy		capitalized
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$172,548	10.84%	$71,609	4.5%	$103,435	6.5
Total capital (to risk weighted assets)	$178,522	11.22%	$127,305	8%	$159,132	10
Tier 1 capital (to risk weighted assets)	$172,548	10.84%	$95,479	6%	$127,305	8
Tier 1 leverage (to average assets)	$172,548	9.79%	$70,504	4%	$88,130	5

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests. Potential problem loans, which are not included in nonperforming assets, amounted to $32.5 million at June 30, 2017 compared to $32.8 million at December 31, 2016. At June 30, 2017, we had $19.3 million and $13.2 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $17.3 million and $15.5 million, respectively, at December 31, 2016.

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At June 30, 2017, there was $105 thousand of allowance reserved for potential loan losses on acquired loans compared to $111 thousand at December 31, 2016.

Nonperforming Assets. As of June 30, 2017, our nonperforming assets totaled $4.8 million and consisted of $1.9 million of nonaccrual loans, $23 thousand of loans past due 90 days and still accruing and other real estate owned of $2.9 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	June 30, 2017			December 31, 2016
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$—	$634,290	$634,290
Residential Real Estate:
First Lien-Owner Occupied	—	3,360	3,360	—	250,000	250,000
Commercial	19,159	—	19,159	—	—	—
Consumer	—	—	—	19,242	—	19,242
Total accruing loans 90 or more days past due	19,159	3,360	22,519	19,242	884,290	903,532
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$—	$225,432	$225,432	$2,370,589	$—	$2,370,589
Hospitality	—	—	—	1,346,736	—	1,346,736
Land and A&D	—	192,382	192,382	77,395	194,567	271,962
Residential Real Estate:
First Lien-Investment	233,759	—	233,759	312,061	99,293	411,354
First Lien-Owner Occupied	222,237	819,353	1,041,590	222,237	—	222,237
Commercial and Industrial	202,528	—	202,528	1,760,824	—	1,760,824
Total Non-accruing loans:	658,524	1,237,167	1,895,691	6,089,842	293,860	6,383,702

Other real estate owned (“OREO”)	746,600	2,149,293	2,895,893	425,000	2,321,000	2,746,000

Total nonperforming assets	$1,424,283	$3,389,820	$4,814,103	$6,534,084	$3,499,150	$10,033,234

Accruing Troubled Debt Restructurings
Commercial Real Estate
Owner Occupied	$1,584,912	$—	$1,584,912	$—	$—	$—
Residential Real Estate:
Land and A&D	—	—	—	—	91,669	91,669
First Lien-Investment	—	132,715	132,715	—	67,397	67,397
First Lien-Owner Occupied	—	653,501	653,501	—	662,661	662,661
Commercial and Industrial	405,368	74,197	479,565	—	75,701	75,701
Total Accruing Troubled Debt Restructurings	$1,990,280	$860,413	$2,850,693	$—	$897,428	$897,428

The table below reflects our ratios of our nonperforming assets at June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.11%	0.55%
Total nonperforming assets as a percentage of total assets	0.09%	0.43%
Total nonperforming assets as a percentage of total loans held for investment	0.11%	0.56%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.33%	0.73%
Total nonperforming assets as a percentage of total assets	0.27%	0.59%
Total nonperforming assets as a percentage of total loans held for investment	0.33%	0.73%

The table below presents a breakdown of the recorded book balance of non-accruing loans at June 30, 2017 and December 31, 2016.

	June 30, 2017				December 31, 2016
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	1	$252,687	$225,432	$—	3	$2,370,589	$2,370,589	$89,204
Investment	—	—	—	—	1	77,395	77,395	2,290
Hospitality	—	—	—	—	1	1,346,736	1,346,736	61,937
Land and A & D	2	484,701	192,382	—	—	—	—	—
Residential Real Estate
First Lien-Investment	4	928,391	819,353	11,794	3	312,061	312,061	12,229
First Lien-Owner Occupied	—	—	—	—	1	222,237	222,237	5,436
Commercial	—	—	—	—	24	1,760,824	1,760,824	264,259
Total non-accrual loans	7	1,665,779	1,237,167	11,794	33	6,089,842	6,089,842	435,355
Acquired(1)
Commercial Real Estate:
Land and A & D	—	—	—	—	2	485,905	194,567	5,503
Residential Real Estate
First Lien-Investment	2	233,759	233,759	17,856	—	—	—	—
First Lien-Owner Occupied	2	222,237	222,237	10,671
Commercial	2	202,528	202,528	22,799	1	158,224	99,293	22,130
Total non-accrual loans	6	$658,524	$658,524	$51,326	3	$644,129	$293,860	$27,633
Total all non-accrual loans	13	$2,324,303	$1,895,691	$63,120	36	$6,733,971	$6,383,702	$462,988

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

Non-accrual legacy loans at June 30, 2017 decreased $4.9 million from December 31, 2016, primarily due to one hospitality loan for $1.3 million that paid off during the first quarter and one large commercial borrower, consisting of 23 commercial loans totaling $3.0 million, of which $1.0 million has been charged against the allowance for loan losses and $2.0 million has been reclassified as trouble debt restructurings.

Non-accrual acquired loans at June 30, 2017 increased $365 thousand from December 31, 2016, primarily due to an increase in residential real estate loans, offsetting the decrease in the commercial real estate loans portfolio.

At June 30, 2017, legacy OREO was $747 thousand, an increase of $322 thousand since December 31, 2016, due to the addition of one property.

Acquired OREO at June 30, 2017, decreased $172 thousand from December 31, 2016. The decrease in acquired OREO was driven by the sale of one property, which offset the transfer of one property into OREO.

Allowance for Loan Losses. We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by ASC Topic 310-Receivables, and ASC Topic 450-Contingencies. Also incorporated in determining the adequacy of the allowance is guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 102, Loan Loss Allowance Methodology and Documentation, the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. We also continue to measure the credit impairment at each period end on all loans that have been classified as a TDR using the guidance in ASC 310-10-35.

We have risk management practices designed to ensure timely identification of changes in loan risk profiles. Undetected losses, however, inherently exist within the portfolio. Although we may allocate specific portions of the allowance for specific loans or other factors, the entire allowance is available for any loans that we should charge off. We will not create a specific valuation allowance unless we consider a loan impaired.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
Six months ended June 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	514,972	238,360	(28,357)	(5,568)	719,407
Recoveries	1,563	833	900	25,532	28,828
	1,888,770	4,229,345	796,063	29,526	6,943,704
Loans charged off	(570,523)	(439,922)	(2,268)	(19,149)	(1,031,862)
Ending Balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$300,234	$28,803	$20,262	$—	$349,299
Other loans not individually evaluated	993,496	3,760,620	693,461	10,377	5,457,954
Acquired Loans:
Individually evaluated for impairment	24,517	—	80,072	—	104,589
Ending balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842

		Commercial	Residential
At December 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Provision for loan losses	172,059	936,227	486,935	(10,679)	1,584,542
Recoveries	43,330	—	49,464	18,482	111,276
	1,376,707	3,990,152	1,219,361	19,416	6,605,636
Loans charged off	(4,472)	—	(395,841)	(9,854)	(410,167)
Ending Balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$609,152	$611,498	$61,365	$—	$1,282,015
Other loans not individually evaluated	735,876	3,378,654	678,371	9,562	4,802,463
Acquired Loans:
Individually evaluated for impairment	27,207	—	83,784	—	110,991
Ending balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469

The ratios of the allowance for loan losses are as follows:

	June 30, 2017	December 31, 2016
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.41%	0.45%
Non-accrual loans	311.86%	97.05%
Net charge-offs to average loans	0.08%	0.02%

During the six months ended June 30, 2017, we charged off $1.0 million in loans through the allowance for loan losses.

The allowance for loan losses represented 0.41% and 0.45% of gross loans held for investment at June 30, 2017 and December 31, 2016, respectively and 0.45% and 0.52% of legacy loans at June 30, 2017 and December 31, 2016, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2017 and December 31, 2016, are as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$102,951	$92,263
Real estate-undisbursed development and construction	127,726	134,944
Consumer	23,816	26,204
	$254,493	$253,411
Standby letters of credit	$18,422	$18,907

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares generally requires collateral to support financial instruments with credit risk on the same basis as it does for on balance sheet instruments. The collateral is based on management’s credit evaluation of the counterparty. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case by case basis. We regularly reevaluate many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Commitments for real estate development and construction, which totaled $127.7 million, or 50.19% of the $254.5 million of outstanding commitments at June 30, 2017, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the U.S. GAAP basis information presented in this report:

Three months ended June 30, 2017

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$14,252,645	3.47%	3.25%
Tax equivalent adjustment
Federal funds sold	25	—	—
Investment securities	245,539	0.06	0.06
Loans	285,650	0.07	0.07
Total tax equivalent adjustment	531,214	0.13	0.13
Tax equivalent interest yield	$14,783,859	3.60%	3.38%

Three months ended June 30, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$12,975,748	3.72%	3.58%
Tax equivalent adjustment
Federal funds sold	3	—	—
Investment securities	228,532	0.07	0.07
Loans	220,276	0.06	0.06
Total tax equivalent adjustment	448,811	0.13	0.13
Tax equivalent interest yield	$13,424,559	3.85%	3.71%

Six months ended June 30, 2017

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$28,414,034	3.53%	3.33%
Tax equivalent adjustment
Federal funds sold	36	—	—
Investment securities	500,759	0.06	0.06
Loans	546,652	0.07	0.07
Total tax equivalent adjustment	1,047,447	0.13	0.13
Tax equivalent interest yield	$29,461,481	3.66%	3.46%

Six months ended June 30, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$25,587,983	3.71%	3.57%
Tax equivalent adjustment
Federal funds sold	8	—	—
Investment securities	455,393	0.07	0.07
Loans	458,992	0.07	0.07
Total tax equivalent adjustment	914,393	0.14	0.14
Tax equivalent interest yield	$26,502,376	3.85%	3.71%

Non-GAAP financial measures included in this quarterly report should be read along with these tables providing a reconciliation of non-GAAP financial measures to U.S. GAAP financial measures. The Company’s management believes that the non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company and provide meaningful comparison to its peers. Non-GAAP financial measures should not be consider as an alternative to any measure of performance or financial condition as promulgated under U.S. GAAP, and investors should consider the Company’s performance and financial condition as reported under U.S. GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under U.S. GAAP.

Impact of Inflation and Changing Prices

Management has prepared the financial statements and related data presented herein in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including the anticipated impact of the merger with DCB, expanding fee income, continued increases in net interest income, maintenance of the net interest margin, expected increases in non-interest expenses, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, the impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, deposit, balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, continuing to meet regulatory capital requirements, expectations with respect to the impact of pending legal proceedings, the anticipated impact of recent accounting pronouncements, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking. Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include generally, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with our lending limit; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally.

In addition, our statements with respect to the anticipated effects of the DCB acquisition are subject to the following additional risks and uncertainties: DCB’s business may not be integrated successfully with ours or such integration may be more difficult, time consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe; revenues following the merger may be lower than expected; and customer and employee relationships and business operations may be disrupted by the merger;.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2017 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at June 30, 2017 and December 31, 2016. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	June 30, 2017
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	303	—	—	—	303
Investment securities	—	3,013	2,771	193,088	198,872
Loans	247,262	89,069	623,492	490,982	1,450,805
Total interest earning assets	247,595	92,082	625,763	684,070	1,649,510
Interest Bearing Liabilities:
Interest-bearing transaction deposits	284,102	145,994	—	—	430,096
Savings accounts	35,677	35,677	35,677	—	107,031
Time deposits	73,300	207,993	194,540	—	475,833
Total interest-bearing deposits	393,079	389,664	230,217	—	1,012,960
FHLB advances	185,000	—	—	—	185,000
Other borrowings	18,781	—	—	37,974	56,755
Total interest-bearing liabilities	596,860	389,664	230,217	37,974	1,254,715
Period Gap	$(349,265)	$(297,582)	$395,546	$646,096	$394,795
Cumulative Gap	$(349,265)	$(646,847)	$(251,301)	$394,795
Cumulative Gap/Total Assets	(19.47)%	(36.05)%	(14.01)%	22.00%

	Interest Sensitivity Analysis
	December 31, 2016
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	248	—	—	—	248
Investment securities	1,500	—	4,801	193,204	199,505
Loans	229,057	87,073	681,793	368,191	1,366,114
Total interest earning assets	230,835	87,073	686,594	561,395	1,565,897
Interest Bearing Liabilities:
Interest-bearing transaction deposits	288,797	144,398	—	—	433,195
Savings accounts	33,586	33,586	33,586	—	100,758
Time deposits	68,952	182,481	209,163	—	460,596
Total interest-bearing deposits	391,335	360,465	242,749	—	994,549
FHLB advances	150,000	—	—	—	150,000
Other borrowings	33,434	—	—	37,843	71,277
Total interest-bearing liabilities	574,769	360,465	242,749	37,843	1,215,826
Period Gap	$(343,934)	$(273,392)	$443,845	$523,552	$350,071
Cumulative Gap	$(343,934)	$(617,326)	$(173,481)	$350,071
Cumulative Gap/Total Assets	(20.12)%	(36.12)%	(10.15)%	20.48%

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2017. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no share repurchases by the Company during the quarter ended June 30, 2017:

Shares Purchased during the period:	Total number of shares repurchased	Average Pricepaid per share	Total number ofshare purchased aspart of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

April 1 - June 30, 2017	—	—	339,237	160,763

(1)
On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock. As of June 30, 2017, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

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

Old Line Bancshares, Inc.

Date: August 4, 2017	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)