Form 10-Q
period 2017-09-30
OLD LINE BANCSHARES INC
filed 2017-11-06
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐       No ☒

As October 31, 2017, the registrant had 12,467,518 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES
FORM 10-Q

Part 1. Financial Information
Old Line Bancshares, Inc. & Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Cash and due from banks	$33,063,210	$22,062,912
Interest bearing accounts	1,017,257	1,151,917
Federal funds sold	383,737	248,342
Total cash and cash equivalents	34,464,204	23,463,171
Investment securities available for sale-at fair value	213,664,343	199,505,204
Loans held for sale, fair value of $2,877,937 and $8,707,516	2,729,060	8,418,435
Loans held for investment (net of allowance for loan losses of $5,816,187 and $6,195,469, respectively)	1,666,505,168	1,361,175,206
Equity securities at cost	7,277,746	8,303,347
Premises and equipment	42,074,857	36,744,704
Accrued interest receivable	4,946,823	4,278,229
Deferred income taxes	7,774,629	9,578,350
Bank owned life insurance	41,360,871	37,557,566
Other real estate owned	2,003,998	2,746,000
Goodwill	25,083,675	9,786,357
Core deposit intangible	6,615,238	3,520,421
Other assets	6,738,434	3,942,640
Total assets	$2,061,239,046	$1,709,019,630

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$436,645,881	$331,331,263
Interest bearing	1,217,988,749	994,549,269
Total deposits	1,654,634,630	1,325,880,532
Short term borrowings	152,179,112	183,433,892
Long term borrowings	38,040,618	37,842,567
Accrued interest payable	867,884	1,269,356
Supplemental executive retirement plan	5,823,391	5,613,799
Income taxes payable	864,260	18,706
Other liabilities	5,489,031	4,293,993
Total liabilities	1,857,898,926	1,558,352,845
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 12,467,518 and 10,910,915 shares issued and outstanding in 2017 and 2016, respectively	124,675	109,109
Additional paid-in capital	148,351,881	106,692,958
Retained earnings	56,198,108	48,842,026
Accumulated other comprehensive loss	(1,334,544)	(4,977,308)
Total Old Line Bancshares, Inc. stockholders’ equity	203,340,120	150,666,785
Total liabilities and stockholders’ equity	$2,061,239,046	$1,709,019,630

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest Income
Loans, including fees	$18,022,324	$14,191,639	$49,153,228	$40,811,462
U.S. treasury securities	6,859	5,032	18,772	13,806
U.S. government agency securities	78,713	23,139	194,549	234,557
Corporate bonds	189,274	42,188	428,153	42,188
Mortgage backed securities	548,779	562,518	1,657,619	1,569,968
Municipal securities	455,227	418,026	1,301,582	1,149,058
Federal funds sold	3,797	411	5,381	1,912
Other	186,829	95,584	421,623	287,651
Total interest income	19,491,802	15,338,537	53,180,907	44,110,602
Interest expense
Deposits	1,926,590	1,421,842	5,174,640	4,001,653
Borrowed funds	1,092,736	577,709	3,119,757	1,181,980
Total interest expense	3,019,326	1,999,551	8,294,397	5,183,633
Net interest income	16,472,476	13,338,986	44,886,510	38,926,969
Provision for loan losses	135,701	305,931	855,108	1,384,542
Net interest income after provision for loan losses	16,336,775	13,033,055	44,031,402	37,542,427
Non-interest income
Service charges on deposit accounts	542,909	445,901	1,389,340	1,290,736
Gain on sales or calls of investment securities	—	326,021	35,258	1,226,233
Earnings on bank owned life insurance	297,656	284,982	861,112	849,525
Gain/(loss) on disposal of assets	7,469	(49,957)	120,063	(27,173)
Gain on sale of loans	—	—	94,714	—
Rental Income	188,505	168,589	498,961	585,724
Income on marketable loans	482,641	782,510	1,840,218	1,746,678
Other fees and commissions	632,191	179,802	1,162,058	1,013,461
Total non-interest income	2,151,371	2,137,848	6,001,724	6,685,184
Non-interest expense
Salaries and benefits	5,365,890	4,812,949	15,284,057	15,268,644
Severence expense	—	49,762	—	443,257
Occupancy and equipment	1,828,593	1,907,090	5,137,273	5,279,134
Data processing	443,453	384,382	1,161,647	1,165,862
FDIC insurance and State of Maryland assessments	281,587	286,047	799,700	806,960
Merger and integration	3,985,514	—	3,985,514	661,018
Core deposit premium amortization	272,354	202,129	651,613	629,368
Gain/(loss) on sales of other real estate owned	4,100	(27,914)	(13,589)	(80,220)
OREO expense	200,959	77,224	256,170	295,381
Directors Fees	148,800	164,800	485,700	496,500
Network services	133,301	127,219	437,140	410,448
Telephone	218,316	174,439	598,618	594,214
Other operating	1,757,586	1,639,223	5,318,191	5,004,039
Total non-interest expense	14,640,453	9,797,350	34,102,034	30,974,605

Income before income taxes	3,847,693	5,373,553	15,931,092	13,253,006
Income tax expense	1,684,505	1,830,921	5,824,713	4,428,287
Net income	2,163,188	3,542,632	10,106,379	8,824,719
Less: Net income attributable to the non-controlling interest	—	—	—	62
Net income available to common stockholders	$2,163,188	$3,542,632	$10,106,379	$8,824,657

Basic earnings per common share	$0.18	$0.33	$0.90	$0.82
Diluted earnings per common share	$0.18	$0.32	$0.88	$0.80
Dividend per common share	$0.08	$0.06	$0.24	$0.18

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended September 30,	2017	2016
Net income	$2,163,188	$3,542,632

Other comprehensive income:
Unrealized gain/(loss) on securities available for sale, net of taxes of $60,922, and ($149,886), respectively	93,526	(230,102)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $0 and $128,599, respectively	—	(197,422)
Other comprehensive income (loss)	93,526	(427,524)
Comprehensive income	2,256,714	3,115,108
Comprehensive loss attributable to the non-controlling interest	—	—
Comprehensive income available to common stockholders	$2,256,714	$3,115,108

Nine Months Ended September 30,	2017	2016
Net income	$10,106,379	$8,824,719

Other comprehensive income:
Unrealized gain on securities available for sale, net of taxes of $2,386,772 and $837,835, respectively	3,664,114	1,286,223
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $13,908 and $483,688, respectively	(21,350)	(742,545)
Other comprehensive income	3,642,764	543,678
Comprehensive income	13,749,143	9,368,397
Comprehensive income attributable to the non-controlling interest	—	62
Comprehensive income available to common stockholders	$13,749,143	$9,368,335

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Shares	Par value	capital	earnings	loss	Equity

Balance December 31, 2016	10,910,915	$109,109	$106,692,958	$48,842,026	$(4,977,308)	$150,666,785
Net income attributable to Old Line Bancshares, Inc.	—	—	—	10,106,379	—	10,106,379
Other comprehensive income, net of income tax of $2,372,864	—	—	—	—	3,642,764	3,642,764
Acquisition of DCB Bancshares	1,495,090	14,951	40,830,925	—	—	40,845,876
Stock based compensation awards	—	—	449,934	—	—	449,934
Stock options exercised	20,800	208	378,471	—	—	378,679
Restricted stock issued	40,713	407	(407)	—	—	—
Common stock cash dividends $0.24 per share	—	—	—	(2,750,297)	—	(2,750,297)
Balance September 30, 2017	12,467,518	$124,675	$148,351,881	$56,198,108	$(1,334,544)	$203,340,120

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$10,106,379	$8,824,719
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,915,955	1,973,556
Provision for loan losses	855,108	1,384,542
Change in deferred loan fees net of costs	(203,092)	52,532
Gain on sales or calls of securities	(35,258)	(1,226,233)
Amortization of premiums and discounts	729,996	730,331
Origination of loans held for sale	(71,093,124)	(70,857,656)
Proceeds from sale of loans held for sale	76,782,499	71,391,859
Income on marketable loans	(1,840,218)	(1,746,678)
Gain on sales of other real estate owned	(13,589)	(80,220)
Gain on sale of loans	(94,714)	—
Gain on sale of fixed assets	(120,062)	(27,173)
Amortization of intangible assets	651,613	629,368
Deferred income taxes	30,193	(133,650)
Stock based compensation awards	449,935	444,664
Increase (decrease) in
Accrued interest payable	(448,720)	295,394
Income tax payable	845,554	3,061,425
Supplemental executive retirement plan	209,592	210,667
Other liabilities	(1,558,077)	765,453
Decrease (increase) in
Accrued interest receivable	(83,399)	128,385
Bank owned life insurance	(717,522)	(715,112)
Income tax receivable	—	—
Other assets	1,899,050	(732,638)
Net cash provided by operating activities	$18,268,099	$14,373,535
Cash flows from investing activities
Net Cash and cash equivalents of acquired bank	$35,566,945	$—
Purchase of investment securities available for sale	(39,289,497)	(136,228,056)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	18,998,110	22,554,663
Available for sale sold	53,802,337	107,941,909
Loans made, net of principal collected	(88,297,883)	(145,453,165)
Proceeds from sale of other real estate owned	1,178,439	983,440
Change in equity securities	1,025,601	(1,661,000)
Purchase of premises and equipment	(3,075,960)	(1,924,469)
Proceeds from the sale of premises and equipment	120,062	—
Net cash used in investing activities	$(19,971,846)	$(153,786,678)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	$83,108,361	$12,894,797
Other deposits	(32,221,712)	52,518,077
Short term borrowings	(36,008,301)	34,218,438
Long term borrowings	198,051	28,183,523
Proceeds from stock options exercised	378,679	262,832
Cash dividends paid-common stock	(2,750,298)	(1,949,171)
Distributions on minority member(s)	—	(258,181)
Net cash provided by financing activities	$12,704,780	$125,870,315

Net increase (decrease) in cash and cash equivalents	11,001,033	(13,542,828)

Cash and cash equivalents at beginning of period	23,463,171	43,700,692
Cash and cash equivalents at end of period	$34,464,204	$30,157,864

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) cont’d

	Nine Months Ended September 30,
Supplemental Disclosure of Cash Flow Information:	2017	2016
Cash paid during the period for:
Interest	$8,695,869	$4,732,158
Income taxes	$5,018,000	$1,405,000
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$422,848	$365,895

	2017	2016
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$310,974,425	$—
Other intangible assets acquired	15,297,318	—
Fair value of liabilities assumed	(285,421,333)	—
Total merger consideration	$40,850,410	$—

The accompanying notes are an integral part of these consolidated financial statements

OLD LINE BANCSHARES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business - Old Line Bancshares, Inc. (“Old Line Bancshares”) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank. We provide a full range of banking services to customers located in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Frederick, Montgomery, Prince George’s, and St. Mary’s Counties in Maryland and surrounding areas.

On September 27, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with Bay Bancorp, Inc. (“BYBK”), the parent company of Bay Bank, FSB (“Bay Bank”). Pursuant to the terms of the Agreement and Plan of Merger, upon the consummation of the merger, all outstanding shares of BYBK common stock will be exchanged for shares of common stock of Old Line Bancshares. Consummation of the merger is contingent upon the approval of Old Line Bancshares’ and BYBK’s stockholders as well as receipt of all necessary regulatory and third party approvals and consents. We expect the merger to close during the second quarter of 2018. At June 30, 2017, BYBK had consolidated assets of approximately $646 million. Bay Bank has 11 banking locations located in its primary market areas of Baltimore, Anne Arundel, Howard and Harford Counties in Maryland.

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and Old Line Bank’s wholly-owned subsidiary Pointer Ridge Office Investments, LLC (Pointer Ridge), a real estate investment company. We have eliminated all significant intercompany transactions and balances.

The foregoing consolidated financial statements for the periods ended September 30, 2017 and 2016 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2016 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2016. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K.

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

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The ASU does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. This ASU will be effective for us in our first quarter of 2018.  Old Line Bancshares is continuing to assess its revenue streams and reviewing its contracts with customers that are potentially affected by the new guidance including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and rental income, to determine the potential impact the new guidance is expected to have on Old Line Bancshares consolidated financial statements. However, Old Line Bancshares revenue recognition pattern for these revenue streams is not expected to change materially from current practice. In addition, Old Line Bancshares continues to follow implementation issues specific to financial institutions which are still under discussion by the FASB’s Transition Resource Group. Old Line Bancshares is currently planning to adopt the ASU on January 1, 2018 utilizing the modified retrospective approach. Old Line Bancshares does not expect the ASU to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. This ASU will be effective for us in our first quarter of 2019. Old Line Bancshares is currently assessing the impact that the adoption of this standard will have on its financial condition and results of operations and will closely monitor any new developments or additional guidance to determine the potential impact the new standard will on have on our consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Old Line Bancshares is currently evaluating the provisions of ASU No. 2017-08 to determine the potential impact the new standard will have on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU’s objectives are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. Old Line Bancshares currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not utilize hedge accounting. However, Old Line Bancshares is currently evaluating this ASU to determine whether its provisions will enhance Old Line Bancshares ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

2.
ACQUISITION OF DCB BANCSHARES, INC.

On July 28, 2017, Old Line Bancshares acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”). Upon the consummation of the merger, each share of common stock of DCB outstanding immediately before the merger was converted into the right to receive 0.9269 shares of Old Line Bancshares’ common stock, provided that cash was paid in lieu of any fractional shares of Old Line Bancshares common stock. As a result, Old Line Bancshares issued 1,495,090 shares of its common stock in exchange for the shares of DCB common stock in the merger. The aggregate merger consideration was approximately $40.9 million based on the closing sales price of Old Line Bancshares’ common stock on July 28, 2017.

In connection with the merger, Damascus merged with and into Old Line Bank, with Old Line Bank the surviving bank.

At July 28, 2017, DCB had consolidated assets of approximately $311 million. This merger added six banking locations located in Montgomery, Frederick and Carroll Counties in Maryland.

The acquired assets and assumed liabilities of DCB were measured at estimated fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of DCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair value for loans. Management used quoted or current market prices to determine the fair value of DCB’s investment securities.

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

Cash consideration	$4,534
Purchase price assigned to shares exchanged for stock	40,845,876
Total purchase price for DCB acquisition	40,850,410

Fair Value of Assets Acquired
Cash and due from banks	$35,571,479
Investment securities available for sale	42,349,201
Loans, net	216,172,008
Premises and equipment	5,214,193
Accrued interest receivable	585,195
Deferred income taxes	599,336
Bank owned life insurance	3,085,783
Core deposit intangible	3,746,430
Other assets	3,650,800
Total assets acquired	$310,974,425
Fair Value of Liabilities assumed
Deposits	$277,867,449
Short term borrowings	4,753,521
Other liabilities	2,800,363
Total liabilities assumed	$285,421,333
Fair Value of net assets acquired	25,553,092
Total Purchase Price	40,850,410

Goodwill recorded for DCB	$15,297,318

The following pro forma information combines the historical results of Old Line Bancshares and pre-merger DCB.  The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors.   The pro forma results exclude the impact merger-related expenses of $4.0 million.  While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the DCB acquisition taken place on indicated dates.

If the DCB acquisition had been completed on January 1, 2017, net interest income would have been approximately $17.4 million and $51.1 million for the three and nine months ended September 30, 2017.  Net income would have been approximately $2.0 million and $10.8 million for the same three and nine month periods.

If the DCB acquisition had been completed on January 1, 2016, net interest income would have been approximately $15.8 million and $45.9 million for the three and nine months ended September 30, 2016.  Net income would have been approximately $3.8 million and $9.5 million for the same three and nine month periods.

The disclosure of DCB’s post-DCB merger, net interest income, and net income is not practicable due to the integration of operations shortly after the DCB merger. Additionally, Old Line Bancshares expects to achieve further operational cost savings and other efficiencies as a result of the acquisition which are not reflected in the unaudited pro forma amounts.

The following is an outline of the expenses that we have incurred during the three months ended September 30, 2017 in conjunction with the DCB merger.

Three months ending September 30,	2017
Data processing	$1,376,269
Severence costs	1,565,207
Advisory & legal fees	703,224
Other	340,814
$3,985,514

3.
POINTER RIDGE OFFICE INVESTMENT, LLC

We currently own 100% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition. In August 2016, Old Line Bank purchased the remaining aggregate 37.5% minority interest in Pointer Ridge not held by Old Line Bancshares and on September 2, 2016, we paid off the entire $5.8 million principal amount of a promissory note previously issued by Pointer Ridge. On September 28, 2017, Old Line Bancshares transferred and assigned its ownership interest in Pointer Ridge to Old Line Bank, and as a result Old Line Bank acquired all rights, title and interest in Pointer Ridge.

Pointer Ridge owns our headquarters building located at 1525 Pointer Ridge Place, Bowie, Maryland, containing approximately 40,000 square feet. We lease 98% of this building for our main office and operate a branch of Old Line Bank from this address.

4. INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2017
Available for sale
U.S. treasury	$3,013,631	$—	$(3,084)	$3,010,547
U.S. government agency	18,221,474	43,276	(163,864)	18,100,885
Corporate bonds	14,622,679	154,609	(19,616)	14,757,673
Municipal securities	74,034,582	277,491	(871,403)	73,440,670
Mortgage backed securities:
FHLMC certificates	20,597,923	4,599	(335,083)	20,267,438
FNMA certificates	65,740,054	13,312	(1,091,359)	64,662,008
GNMA certificates	19,637,855	202	(212,935)	19,425,122
	$215,868,198	$493,489	$(2,697,344)	$213,664,343
December 31, 2016
Available for sale
U.S. treasury	$2,999,483	$27	$(3,728)	$2,995,782
U.S. government agency	7,653,595	—	(387,280)	7,266,315
Corporate bonds	8,100,000	90,477	(18,840)	8,171,637
Municipal securities	71,103,969	170,512	(3,587,676)	67,686,805
Mortgage backed securities
FHLMC certificates	22,706,185	11,712	(917,543)	21,800,354
FNMA certificates	73,425,200	—	(2,976,384)	70,448,816
GNMA certificates	21,736,255	3,506	(604,266)	21,135,495
	$207,724,687	$276,234	$(8,495,717)	$199,505,204

At September 30, 2017 and December 31, 2016, securities with unrealized losses segregated by length of impairment were as follows:

	September 30, 2017
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$3,010,547	$3,084	$—	$—	$3,010,547	$3,084
U.S. government agency	11,075,817	62,476	2,084,889	101,388	13,160,706	163,864
Corporate bonds	4,997,000	19,616	—	—	4,997,000	19,616
Municipal securities	17,186,661	168,484	24,534,256	702,919	41,720,917	871,403
Mortgage backed securities
FHLMC certificates	15,747,725	235,788	4,354,251	99,295	20,101,976	335,083
FNMA certificates	38,311,728	507,061	24,926,353	584,298	63,238,081	1,091,359
GNMA certificates	5,166,734	19,529	9,214,273	193,406	14,381,008	212,935
Total	$95,496,212	$1,016,038	$65,114,022	$1,681,306	$160,610,235	$2,697,344

	December 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$1,496,016	$3,728	$—	$—	$1,496,016	$3,728
U.S. government agency	7,266,315	387,280	—	—	7,266,315	387,280
Corporate bonds	1,981,160	18,840	—	—	1,981,160	18,840
Municipal securities	50,722,187	3,587,676	—	—	50,722,187	3,587,676
Mortgage backed securities
FHLMC certificates	21,413,620	917,543	—	—	21,413,620	917,543
FNMA certificates	70,448,817	2,976,384	—	—	70,448,817	2,976,384
GNMA certificates	16,403,268	475,022	4,227,210	129,244	20,630,479	604,266
Total	$169,731,383	$8,366,473	$4,227,210	$129,244	$173,958,594	$8,495,717

At September 30, 2017 and December 31, 2016, we had 67 and 7 investment securities, respectively, in an unrealized loss position greater than the 12 month time frame and 69 and 166 securities, respectively, in an unrealized loss position less than the 12 month time frame.  We consider all unrealized losses on securities as of September 30, 2017 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of September 30, 2017, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended September 30, 2017, we received $45.8 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities for a net gain of $0. The net proceeds of these transactions were used to pay down our Federal Home Loan Bank of Atlanta (“FHLB”) borrowings and purchase new investment securities. We acquired a total of $42.3 million investment portfolio as a result of the DCB merger. The securities sold included $41.8 million of securities that we acquired in the DCB merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales. During the three month period ended September 30, 2016, we received proceeds of $35.1 million from sales, maturities or calls and principal pay-downs on investment securities. Such transactions consisted of 22 mortgage backed securities (“MBS”) pools and two municipal bonds, resulting in realized gains of $326 thousand. We used all the net proceeds of these transactions to purchase new investment securities during the three months ended September 30, 2016. During the nine months ended September 30, 2017, we received $72.5 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities, and realized gains of $164 thousand and losses of $129 thousand for total realized net gain of $35 thousand. We used the net proceeds of these transactions to re-balance our investment portfolio, which resulted in an overall slightly higher yield on our security investments. We acquired a total of $42.3 million investment portfolio as a result of the DCB merger. As with the three month period, the securities sold included $41.8 million of securities that we acquired in the DCB merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales. For the nine month period ended September 30, 2016, we received $130.5 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities and realized gains of $1.3 million and losses of $92 thousand for total realized net gain of $1.2 million. We used the proceeds of these transactions for re-investment in our investment portfolio to increase the yield on such investments.

Contractual maturities and pledged securities at September 30, 2017 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify MBS based on maturity date. However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
September 30, 2017	cost	value

Maturing
Within one year	$3,319,218	$3,320,735
Over one to five years	2,146,215	2,147,312
Over five to ten years	49,368,110	49,385,381
Over ten years	161,034,655	158,810,915
	$215,868,198	$213,664,343
Pledged securities	$57,585,531	$56,807,119

5. LOANS

Major classifications of loans held for investment are as follows:

	September 30, 2017			December 31, 2016
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$274,369,718	$87,103,763	$361,473,481	$238,220,475	$53,850,612	$292,071,087
Investment	449,038,012	57,878,673	506,916,685	414,012,709	37,687,804	451,700,513
Hospitality	164,225,752	7,479,763	171,705,515	141,611,858	11,193,427	152,805,285
Land and A&D	57,483,395	9,402,012	66,885,407	51,323,297	6,015,813	57,339,110
Residential Real Estate
First Lien-Investment	82,184,576	22,145,004	104,329,580	72,150,512	23,623,660	95,774,172
First Lien-Owner Occupied	65,465,065	64,885,116	130,350,181	54,732,604	42,443,767	97,176,371
Residential Land and A&D	39,072,030	7,340,894	46,412,924	39,667,222	5,558,232	45,225,454
HELOC and Jr. Liens	21,881,331	16,846,856	38,728,187	24,385,215	2,633,718	27,018,933
Commercial and Industrial	143,734,225	39,174,650	182,908,875	136,259,560	5,733,904	141,993,464
Consumer	7,076,344	53,726,972	60,803,316	4,868,909	139,966	5,008,875
	1,304,530,448	365,983,703	1,670,514,151	1,177,232,361	188,880,903	1,366,113,264
Allowance for loan losses	(5,634,135)	(182,052)	(5,816,187)	(6,084,478)	(110,991)	(6,195,469)
Deferred loan costs, net	1,807,204	—	1,807,204	1,257,411	—	1,257,411
	$1,300,703,517	$365,801,651	$1,666,505,168	$1,172,405,294	$188,769,912	$1,361,175,206

(1)
As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank), in December 2015 and DCB, the parent company of Damascus in July 2017, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank and Damascus.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $1.1 billion and $953.9 million at September 30, 2017 and December 31, 2016, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At September 30, 2017, we had approximately $171.7 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $319.8 million and $265.2 million at September 30, 2017 and December 31, 2016, respectively. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 660 is required. We do not originate any subprime residential real estate loans.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single-family residential loans currently varies from $424,100 up to a maximum of $636,150 for certain high-cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $636,150. The Washington, D.C. and Baltimore areas are both considered high-cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans sold in the secondary market, we typically require a credit score or 640, with some exceptions provided we receive an approval recommendation from FannieMae, FreddieMac or the Federal Housing Administration’s automated underwriting approval system.  For Veteran Administration loans, we require a minimum score of 620.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held-for-sale.  The premium is recorded in income on marketable loans in non-interest income, net of commissions paid to the loan officers.

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

The table below presents an age analysis of the loans held for investment portfolio at September 30, 2017 and December 31, 2016.

Age Analysis of Past Due Loans

	September 30, 2017			December 31, 2016
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,299,139,428	$360,763,398	$1,659,902,826	$1,167,380,870	$185,631,054	$1,353,011,924
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	2,768,500	99,545	2,868,045	2,799,802	—	2,799,802
Investment	811,088	757,439	1,568,527	—	794,037	794,037
Residential Real Estate:
First Lien-Investment	576,366	514,381	1,090,747	517,498	397,944	915,442
First Lien-Owner Occupied	—	1,229,547	1,229,547	—	879,718	879,718
HELOC and Jr. Liens	167,578	108,092	275,670	99,946	—	99,946
Commercial and Industrial	381,404	12,624	394,028	325,161	—	325,161
Consumer	—	1,177,880	1,177,880	—	—	—
Total 30-89 days past due	4,704,936	3,899,508	8,604,444	3,742,407	2,071,699	5,814,106
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	634,290	634,290
Residential Real Estate:
First Lien-Owner Occupied	—	76,761	76,761	—	250,000	250,000
Commercial	—	8,306	8,306	—	—	—
Consumer	—	21,810	21,810	19,242	—	19,242
Total 90 or more days past due	—	106,877	106,877	19,242	884,290	903,532
Total accruing past due loans	4,704,936	4,006,385	8,711,321	3,761,649	2,955,989	6,717,638

Commercial Real Estate:
Owner Occupied	—	226,998	226,998	2,370,589	—	2,370,589
Hospitality	—	—	—	1,346,736	—	1,346,736
Land and A&D	—	191,202	191,202	77,395	194,567	271,962
Residential Real Estate:
First Lien-Investment	233,759	—	233,759	312,061	99,293	411,354
First Lien-Owner Occupied	452,325	795,720	1,248,045	222,237	—	222,237
Commercial and Industrial	—	—	—	1,760,824	—	1,760,824
Non-accruing loans:	686,084	1,213,920	1,900,004	6,089,842	293,860	6,383,702
Total Loans	$1,304,530,448	$365,983,703	$1,670,514,151	$1,177,232,361	$188,880,903	$1,366,113,264

We consider all nonperforming loans and troubled debt restructurings (“TDRs”) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended September 30, 2017 and December 31, 2016.

	Impaired at September 30, 2017
				Three Months September 30, 2017		Nine Months September 30, 2017
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,811,565	$1,811,565	$—	$1,808,332	$19,104	$1,917,603	$51,535
Investment	1,170,410	1,170,410	—	1,166,385	12,447	1,189,072	38,448
Residential Real Estate:
First Lien-Investment	41,258	41,258	—	41,258	—	41,258	—
First Lien-Owner Occupied	233,443	233,443	—	233,110	5,733	234,617	5,733
Commercial	399,351	399,351	—	395,928	3,582	363,683	26,712
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	—	—	—	—	—
Investment	597,053	597,053	69,903	597,053	7,676	603,536	23,040
Residential Real Estate:
First Lien-Investment	192,501	192,501	20,263	192,501	—	192,501	—
First Lien-Owner Occupied	218,882	218,882	15,384	222,237	—	222,237
Commercial	96,712	96,712	96,712	96,712	1,648	97,861	4,141
Total legacy impaired	4,761,175	4,761,175	202,262	4,753,516	50,190	4,862,368	149,609
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	253,279	253,279	—	253,385	—	252,872	2,155
Land and A&D	334,271	45,000	—	334,271	—	334,271	—
Residential Real Estate:
First Lien-Owner Occupied	1,304,412	1,192,153	—	1,303,921	5,811	1,310,921	27,659
First Lien-Investment	—	—	—	—	—	—	—
Land and A&D	—	—	—	—	—	—	—
With an allowance recorded:
Commercial Real Estate:
Land and A&D	149,226	149,226	80,072	155,332	751	155,701	1,574
Residential Real Estate:
First Lien-Investment	—	—	—	—	—
First Lien-Owner Occupied	250,194	250,194	77,464	273,618	23,424	273,597	23,424
Land and A&D	—	—	—	—	—
Commercial	73,167	73,167	24,517	72,840	955	74,485	2,856
Total acquired impaired	2,364,549	1,963,019	182,053	2,393,367	30,941	2,401,847	57,668
Total impaired	$7,125,724	$6,724,194	$384,315	$7,146,883	$81,131	$7,264,215	$207,277

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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at September 30, 2017 consisted of seven loans for $2.7 million compared to seven loans at December 31, 2016 for $897 thousand.

We had no loan modifications reported as TDR's for three months ended September 30, 2017 and 2016. The following table includes the recorded investment in and number of modifications of TDRs for the nine months ended September 30, 2017 and 2016. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification. We had no loans that were modified as a TDR that defaulted within the three and nine month periods ended September 30, 2017 or 2016.

	Loans Modified as a TDR for the nine months ended
	September 30, 2017			September 30, 2016
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Commercial Real Estate	1	1,596,740	1,572,976	—	—	—
Commercial	1	414,324	399,351	—	—	—
Total legacy TDR's	2	2,011,064	1,972,327	—	—	—
Acquired
Commercial Real Estate	—	—	—	1	256,669	91,929
Residential Real Estate Non-Owner Occupied	—	—	—	1	136,173	66,453
Total acquired TDR's	—	—	—	2	392,842	158,382
Total Troubled Debt Restructurings	2	$2,011,064	$1,972,327	2	$392,842	$158,382

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the nine months ended September 30, 2017 and 2016, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	September 30, 2017	September 30, 2016
Balance at beginning of period	$(22,980)	$276,892
Accretion of fair value discounts	(83,099)	(200,353)
Additions due to DCB acquisition	99,981	—
Reclassification from non-accretable discount	(15,428)	91,289
Balance at end of period	$(21,526)	$167,828

	Contractually
	Required Payments
	Receivable	Carrying Amount
At September 30, 2017	$8,301,260	$6,611,444
At December 31, 2016	9,597,703	7,558,415
At September 30, 2016	12,457,556	9,924,121
At December 31, 2015	14,875,352	10,675,943

For our acquisition of Damascus on July 28, 2017, we recorded all loans acquired at the estimated fair value on their purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into two loan pools, performing and non-performing.

We had an independent third party determine the net discounted value of cash flows on 5,022 performing loans totaling $218.9 million. The valuation took into consideration the loans’ underlying characteristics including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and in some cases, risk grade. The effect of this fair valuation process was a net discount of $158 thousand at acquisition. We then adjusted these values for inherent credit risk within each pool, which resulted in a total credit adjustment of $2.6 million.

We also individually evaluated two impaired loans totaling $116 thousand to determine their fair value as of the July 28, 2017 measurement date. In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we expect to receive, among others.

We established a credit related non-accretable difference of $93 thousand relating to these purchased credit impaired loans, reflected in the recorded fair value. We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $2 thousand on the acquisition date relating to those impaired loans.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustment and the accretable yield for all Damascus impaired loans as of the acquisition date, July 28, 2017.

Purchased
Credit
Impaired
Contractually required principal at acquisition	$218,969
Contractual cash flows not expected to be colledted (non-accretable difference)	(2,652)
Expected cash flows at acquisition	216,317
Basis in purchased credit impaired loans at acquisition - estimated fair value	(160)
$216,157

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

The following tables outline the class of loans by risk rating at September 30, 2017 and December 31, 2016:

September 30, 2017	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$268,553,325	$81,831,578	$350,384,903
Investment	446,882,439	56,002,393	502,884,832
Hospitality	164,225,752	7,479,763	171,705,515
Land and A&D	55,084,381	9,227,747	64,312,128
Residential Real Estate:
First Lien-Investment	81,189,983	20,751,232	101,941,215
First Lien-Owner Occupied	64,943,780	60,226,991	125,170,771
Land and A&D	36,649,736	6,521,943	43,171,679
HELOC and Jr. Liens	21,881,331	16,846,856	38,728,187
Commercial	140,453,809	38,769,965	179,223,774
Consumer	7,076,344	53,658,133	60,734,477
	1,286,940,880	351,316,601	1,638,257,481
Special Mention(6)
Commercial Real Estate:
Owner Occupied	3,207,960	3,494,880	6,702,840
Investment	388,110	1,047,629	1,435,739
Hospitality	—	—	—
Land and A&D	2,399,014	129,265	2,528,279
Residential Real Estate:
First Lien-Investment	487,656	1,045,804	1,533,460
First Lien-Owner Occupied	68,960	1,863,798	1,932,758
Land and A&D	2,422,294	672,749	3,095,043
Commercial	1,405,764	78,678	1,484,442
Consumer	—	68,839	68,839
	10,379,758	8,401,642	18,781,400
Substandard(7)
Commercial Real Estate:
Owner Occupied	2,608,433	1,777,305	4,385,738
Investment	1,767,463	828,651	2,596,114
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	506,937	347,968	854,905
First Lien-Owner Occupied	452,325	2,794,327	3,246,652
Land and A&D	—	146,202	146,202
Commercial	1,874,652	326,007	2,200,659
	7,209,810	6,265,460	13,475,270
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,304,530,448	$365,983,703	$1,670,514,151

At December 31, 2016	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$231,985,682	$48,069,046	$280,054,728
Investment	408,875,014	35,130,038	444,005,052
Hospitality	140,265,123	9,781,737	150,046,860
Land and A&D	48,817,229	5,815,572	54,632,801
Residential Real Estate:
First Lien-Investment	70,980,640	21,898,603	92,879,243
First Lien-Owner Occupied	54,201,816	39,011,487	93,213,303
Land and A&D	36,910,902	4,299,830	41,210,732
HELOC and Jr. Liens	24,385,215	2,633,718	27,018,933
Commercial	132,518,224	5,460,820	137,979,044
Consumer	4,868,909	139,966	5,008,875
	1,153,808,754	172,240,817	1,326,049,571
Special Mention(6)
Commercial Real Estate:
Owner Occupied	2,799,801	4,572,278	7,372,079
Investment	400,228	1,776,837	2,177,065
Hospitality	—	1,411,689	1,411,689
Land and A&D	2,506,068	155,241	2,661,309
Residential Real Estate:
First Lien-Investment	577,767	1,248,453	1,826,220
First Lien-Owner Occupied	308,552	1,882,182	2,190,734
Land and A&D	2,678,925	791,399	3,470,324
Commercial	456,093	197,383	653,476
	9,727,434	12,035,462	21,762,896
Substandard(7)
Commercial Real Estate:
Owner Occupied	3,434,990	1,209,289	4,644,279
Investment	4,737,465	780,929	5,518,394
Hospitality	1,346,736	—	1,346,736
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	592,106	476,603	1,068,709
First Lien-Owner Occupied	222,237	1,550,098	1,772,335
Land and A&D	77,395	467,004	544,399
Commercial	3,285,244	75,701	3,360,945
Consumer	—	—	—
	13,696,173	4,604,624	18,300,797
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,177,232,361	$188,880,903	$1,366,113,264

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
Three Months Ended September 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842
Provision for loan losses	81,378	113,694	(97,691)	38,320	135,701
Recoveries	786	417	—	6,280	7,483
	1,400,411	3,903,534	696,104	54,977	6,055,026
Loans charged off	(202,528)	—	—	(36,311)	(238,839)
Ending Balance	$1,197,883	$3,903,534	$696,104	$18,666	$5,816,187

		Commercial	Residential
Nine Months Ended September 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	596,350	352,054	(126,048)	32,752	855,108
Recoveries	2,350	1,250	900	31,811	36,311
	1,970,935	4,343,456	698,372	74,125	7,086,888
Loans charged off	(773,052)	(439,922)	(2,268)	(55,459)	(1,270,701)
Ending Balance	$1,197,883	$3,903,534	$696,104	$18,666	$5,816,187
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,712	$69,903	$35,647	$—	$202,262
Other loans not individually evaluated	1,076,654	3,753,559	582,994	18,666	5,431,873
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	—	182,052
Ending balance	$1,197,883	$3,903,534	$696,104	$18,666	$5,816,187

		Commercial	Residential
Three Months Ended September 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,142,852	$3,939,232	$927,072	$9,767	$6,018,923
Provision for loan losses	70,275	71,108	169,157	(4,609)	305,931
Recoveries	28,147	—	2,979	3,813	34,939
	1,241,274	4,010,340	1,099,208	8,971	6,359,793
Loans charged off	—	—	(7,100)	(300)	(7,400)
Ending Balance	$1,241,274	$4,010,340	$1,092,108	$8,671	$6,352,393

		Commercial	Residential
Nine Months Ended September 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,168,529	$3,046,714	$682,962	$11,613	$4,909,818
Provision for loan losses	34,785	963,626	397,153	(11,022)	1,384,542
Recoveries	42,431	—	22,147	14,666	79,244
	1,245,745	4,010,340	1,102,262	15,257	6,373,604
Loans charged off	(4,471)	—	(10,154)	(6,586)	(21,211)
Ending Balance	$1,241,274	$4,010,340	$1,092,108	$8,671	$6,352,393
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$525,195	$606,577	$—	$—	$1,131,772
Other loans not individually evaluated	716,079	3,403,763	707,197	8,671	4,835,710
Acquired Loans:
Individually evaluated for impairment	—	—	384,911	—	384,911
Ending balance	$1,241,274	$4,010,340	$1,092,108	$8,671	$6,352,393

Our recorded investment in loans at September 30, 2017 and 2016 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
September 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$96,712	$597,053	$411,383	$—	$1,105,148
Individually evaluated for impairment without specific reserve	399,351	2,981,975	274,701	—	3,656,027
Other loans not individually evaluated	143,238,162	941,537,848	207,916,920	7,076,344	1,299,769,274
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	73,167	149,226	250,194	—	472,587
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	298,279	1,192,153	—	1,490,432
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	3,492,464	3,156,119	14,000	6,662,583
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	39,101,483	157,924,243	106,619,402	53,712,972	357,358,100
Ending balance	$182,908,875	$1,106,981,088	$319,820,872	$60,803,316	$1,670,514,151

		Commercial	Residential
September 30, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$990,704	$3,432,224	$—	$—	$4,422,928
Individually evaluated for impairment without specific reserve	865,728	1,792,666	192,501	—	2,850,895
Other loans not individually evaluated	129,561,224	766,744,513	184,618,494	5,237,924	1,086,162,155
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	873,796	—	377,212	—	1,251,008
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	77,230	334,271	1,370,360	—	1,781,861
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	4,283,712	5,640,409	—	9,924,121
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	5,929,815	111,164,672	73,918,702	155,756	191,168,945
Ending balance	$138,298,497	$887,752,058	$266,117,678	$5,393,680	$1,297,561,913

6.
OTHER REAL ESTATE OWNED

At September 30, 2017 and December 31, 2016, the fair value of other real estate owned was $2.0 million and $2.7 million, respectively. As a result of the acquisitions of MB&T, WSB, Regal Bank and Damascus, we have segmented the other real estate owned (“OREO”) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Damascus or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Damascus (acquired). Hoever, we did not acquire any OREO properties with the DCB acquisition. We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during the period.

Nine Months Ended September 30, 2017	Legacy	Acquired	Total
Beginning balance	$425,000	$2,321,000	$2,746,000
Real estate acquired through foreclosure of loans	321,600	101,248	422,848
Additional valuation adjustment of real estate owned	—	(166,550)	(166,550)
Sales/deposit on sales	(363,714)	(648,175)	(1,011,889)
Net realized gain/(loss) on sale of real estate owned	42,114	(28,525)	13,589
Ending balance	$425,000	$1,578,998	$2,003,998

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable. At September 30, 2017, residential foreclosures classified as other real estate owned totaled $966 thousand. We had $280 thousand secured by residential real estate in process of foreclosure at September 30, 2017 compared to $99 thousand at December 31, 2016.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average number of shares	11,969,536	10,848,418	11,286,215	10,824,436
Dilutive average number of shares	12,172,868	11,033,655	11,496,659	10,998,150

8.
STOCK BASED COMPENSATION

For the three months ended September 30, 2017 and 2016, we recorded stock-based compensation expense of $187,904 and $147,649, respectively.  For the nine months ended September 30, 2017 and 2016, we recorded stock-based compensation expense of $449,935 and $262,080, respectively. At September 30, 2017, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.5 years. As of September 30, 2017, there were 291,448 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 14,300 options during the nine month period ended September 30, 2017 compared to 20,053 options exercised during the nine month period ended September 30, 2016.

For purposes of determining estimated fair value of stock options, we have computed the estimated fair values using the Black-Scholes option pricing model and, for stock options granted prior to December 31, 2016, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2016.  There were no stock options granted during the nine months ended September 30, 2017 compared to 58,927 stock options granted during the nine months ended September 30, 2016.  The weighted average grant date fair value of the 2016 stock options is $5.38 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the nine months ended September 30, 2017 and 2016, we granted 40,713 and 36,461 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $28.23 at September 30, 2017. There were no restricted shares forfeited during the nine month periods ending September 30, 2017 or 2016.

9. FAIR VALUE MEASUREMENT

The fair value of an asset or liability is the price that participants would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (1) independent, (2) knowledgeable, (3) able to transact and (4) willing to transact.

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. There were no transfers between levels during the three and nine months ended September 30, 2017 or the year ended December 31, 2016.

At September 30, 2017, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, and mortgage-backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2017 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale:
Treasury securities	$3,010	$3,010	$—	$—
U.S. government agency	18,101	—	18,101	—
Corporate bonds	14,758	—	—	14,758
Municipal securities	73,441	—	73,441	—
FHLMC MBS	20,267	—	20,267	—
FNMA MBS	64,662	—	64,662	—
GNMA MBS	19,425	—	19,425	—
Total recurring assets at fair value	$213,664	$3,010	$195,896	$14,758

	At December 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale:
Treasury securities	$2,996	$2,996	$—	$—
U.S. government agency	7,266	—	7,266	—
Corporate bonds	8,172	—	—	8,172
Municipal securities	67,687	—	67,687	—
FHLMC MBS	21,800	—	21,800	—
FNMA MBS	70,449	—	70,449	—
GNMA MBS	21,135	—	21,135	—
Total recurring assets at fair value	$199,505	$2,996	$188,337	$8,172

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

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance Sheet using inputs classified as level 3 in the fair value for the period indicated:
(in thousands)	Level 3
Investments available-for-sale
Balance as of January 1, 2017	$8,172
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	47
Purchases, issuances, sales and settlements	6,539
Transfers into or out of level 3	—
Balance at September 30, 2017	$14,758

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At September 30, 2017 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,559	—	—	$4,559
Acquired:	1,781	—	—	1,781
Total Impaired Loans	6,340	—	—	6,340

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	1,579	—	—	1,579
Total other real estate owned:	2,004	—	—	2,004
Total	$8,344	$—	$—	$8,344

	At December 31, 2016 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$6,976	—	—	$6,976
Acquired:	1,088	—	—	1,088
Total Impaired Loans	8,064	—	—	8,064

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	2,321	—	—	2,321
Total other real estate owned:	2,746	—	—	2,746
Total	$10,810	$—	$—	$10,810

As of September 30, 2017 and December 31, 2016, we estimated the fair value of impaired assets using Level 3 inputs to be $8.3 million and $10.8 million, respectively. We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell. Discounts have predominantly been in the range of 0% to 50%. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal and DCB, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Damascus or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Damascus (acquired).

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

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option: (1) may be applied instrument by instrument, with certain exceptions; (2) is generally irrevocable; and (3) is applied only to entire instruments and not to portions of instruments. We must report in earnings unrealized gains and losses on items for which we have elected the fair value measurement option at each subsequent reporting date. We measure certain financial assets and financial liabilities at fair value on a non-recurring basis. These assets and liabilities are subject to fair value adjustments in certain circumstances such as when there is evidence of impairment.

	September 30, 2017 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents $	34,464	$34,464	$34,464	$—	$—
Loans receivable, net	1,666,505	1,663,786	—	—	1,663,786
Loans held for sale	2,729	2,729	—	2,729	—
Investment securities available for sale	213,664	213,664	3,011	195,895	14,758
Equity Securities at cost	7,278	7,278	—	7,278	—
Bank Owned Life Insurance	41,361	41,361	—	41,361	—
Accrued interest receivable	4,947	4,947	—	991	3,956
Liabilities:
Deposits:
Non-interest-bearing	436,646	436,646	—	436,646	—
Interest bearing	1,217,989	1,222,375	—	1,222,375	—
Short term borrowings	152,179	152,179	—	152,179	—
Long term borrowings	38,041	38,041	—	38,041	—
Accrued Interest payable	868	868	—	868	—

	December 31, 2016 (In thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents $	23,463	$23,463	$23,463	$—	$—
Loans receivable, net	1,361,175	1,364,361	—	—	1,364,361
Loans held for sale	8,418	8,707	—	8,707	—
Investment securities available for sale	199,505	199,505	2,996	188,337	8,172
Equity Securities at cost	8,303	8,303	—	8,303	—
Bank Owned Life Insurance	37,558	37,558	—	37,558	—
Accrued interest receivable	4,278	4,278	—	991	3,287
Liabilities:
Deposits:
Non-interest-bearing	331,331	331,331	—	331,331	—
Interest bearing	994,549	998,489	—	998,489	—
Short term borrowings	183,434	183,434	—	183,434	—
Long term borrowings	37,843	37,843	—	37,843	—
Accrued Interest payable	1,269	1,269	—	1,269	—

10.
SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the Federal Home Loan Bank of Atlanta.

Securities Sold Under Agreements to Repurchase

To support the $37.2 million in repurchase agreements at September 30, 2017, we have provided collateral in the form of investment securities. At September 30, 2017, we have pledged $56.8 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $37.2 million mature daily and will remain fully collateralized until the account has been closed or terminated.

0
11.
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

Also included in long term borrowings are trust preferred subordinated debentures totaling $4.0 million (net of $2.7 million fair value adjustment) at September 30, 2017 acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.5 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) maturing on December 14, 2035.

[M
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

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A (“MB&T”), on May 10, 2013, we acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”), on December 4, 2015, we acquired Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), and on July 28, 2017, we acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”). Following our latest acquisition, we have assets of approximately $2.1 billion and 28 full service branches serving nine Maryland counties.

Summary of Recent Performance and Other Activities

Net income available to common stockholders decreased $1.4 million, or 38.94%, to $2.2 million for the three months ended September 30, 2017, compared to $3.5 million for the three month period ended September 30, 2016. Earnings were $0.18 per basic and diluted common share for the three months ended September 30, 2017, compared to $0.33 per basic share and $0.32 per diluted common share for the three months ended September 30, 2016. Net income included $4.0 million in merger-related expenses (or $0.24 per basic and diluted common share) in connection with the Company’s acquisition of DCB in July 2017. Excluding the merger-related expenses, adjusted operating earnings, which is a non-GAAP financial measure, increased $2.9 million, or 57.30% to $5.1 million, or $0.42 per basic and diluted share for the three months ended September 30, 2017.

Net income available to common stockholders was $10.1 million for the nine months ended September 30, 2017, compared to $8.8 million for the same period last year, an increase of $1.3 million, or 14.52%. Earnings were $0.90 per basic and $0.88 per diluted common share for the nine months ended September 30, 2017 compared to $0.82 per basic and $0.80 per diluted common share for the same period last year. The increase in net income is primarily the result of an increase of $6.0 million, or 15.31%, in net interest income, partially offset by a $683 thousand decrease in non-interest income and a $3.1 million increase in non-interest expenses. Included in net income for the 2017 period was $4.0 million ($2.9 million net of taxes, or $0.25 per basic and diluted common share) of merger-related expenses associated with the acquisition of DCB as discussed above. Included in net income for the nine months ended September 30, 2016 was $661 thousand ($530 thousand net of taxes, or $0.04 per basic and $.05 per diluted common share) of merger-related expenses associated with the acquisition of Regal Bancorp consummated in December 2015. Excluding the merger-related expenses, adjusted earnings, which is a non-GAAP financial measure, for the nine month period ended September 30, 2017 increased $3.7 million, or 39.08% to $13.0 million, or $1.15 per basic and $1.13 per diluted share compared to $0.86 per basic and $0.85 per diluted share for the nine months ended September 30, 2016.

The following highlights contain additional financial data and events that have occurred during the three and nine month periods ended September 30, 2017:

●
The merger with DCB became effective on July 28, 2017 resulting in total assets of $2.1 billion at September 30, 2017.

●
Net loans held for investment increased $219.9 million, or 15.20%, and $305.3 million, or 22.44%, respectively, during the three and nine month periods ended September 30, 2017, bringing the balance to $1.7 billion at September 30, 2017 compared to $1.4 billion at both June 30, 2017 and December 31, 2016. The increase is a result of the acquisition of DCB and, to a lesser extent, organic growth. Excluding the DCB acquisition, net loans held for investment during the three and nine month periods grew $10.0 million and $95.4 million, respectively, due to organic growth. The acquisition of the Damascus loan portfolio accounted for approximately $210.0 million of our loan portfolio at September 30, 2017.

●
Average gross loans increased $329.3 million, or 25.90%, and $255.4 million, or 20.95%, respectively, during the three and nine month periods ended September 30, 2017, to $1.6 billion and $1.5 billion, respectively, during the three and nine months ended September 30, 2017, from $1.3 billion and $1.2 billion, respectively, during the three and nine months ended September 30, 2016. The increases during the 2017 periods compared to the same periods last year are the result of the acquisition of DCB and organic growth.

●
Nonperforming assets decreased to a 10 year low of 0.19% of total assets at September 30, 2017 from 0.59% at December 31, 2016.

●
Total assets increased $352.2 million, or 20.61%, since December 31, 2016, with the DCB acquisition accounting for $232.8 million of such increase.

●
The net interest margin during the three months ended September 30, 2017 was 3.71% compared to 3.73% for the same period in 2016. Total yield on interest earning assets increased to 4.37% for the three months ending September 30, 2017, compared to 4.27% for the same period last year. Interest expense as a percentage of total interest-bearing liabilities was 0.89% for the three months ended September 30, 2017 compared to 0.71% for the same period of 2016.

●
The net interest margin during the nine months ended September 30, 2017 was 3.68% compared to 3.81% for the same period in 2016. Total yield on interest earning assets increased to 4.34% for the nine months ended September 30, 2017, compared to 4.30% for the same period last year. Interest expense as a percentage of total interest-bearing liabilities was 0.87% for the nine months ended September 30, 2017 compared to 0.64% for the same period of 2016.

●
The third quarter Return on Average Assets (“ROAA”) and Return on Average Equity (“ROAE”) were 0.43% and 4.26%, respectively, compared to ROAA and ROAE of 0.88% and 9.37%, respectively, for the third quarter of 2016. Excluding the merger-related expenses (non-GAAP financial measure), ROAA and ROAE would have been 1.01% and 9.98% for the third quarter of 2017.

●
ROAA and ROAE were 0.73% and 7.52%, respectively, for the nine months ended September 30, 2017, compared to ROAA and ROAE of 0.75% and 8.02%, respectively, for the nine months ended September 30, 2016. Excluding the merger-related expense (non-GAAP financial measure), ROAA and ROAE would have been 0.94% and 9.68% for the nine months ended September 30, 2017 compared to 0.80% and 8.50% for the nine months ended September 30, 2016.

●
Total deposits grew by $328.8 million, or 24.80%, since December 31, 2016. The DCB acquisition provided approximately $278.0 million in deposits while new organic deposits were approximately $50.8 million for the nine months ended September 30, 2017.

●
We ended the third quarter of 2017 with a book value of $16.31 per common share and a tangible book value of $13.77 per common share compared to $13.81 and $12.59, respectively, at December 31, 2016.

●
We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three and nine month periods ended September 30, 2017 compared to same periods in 2016 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change

Net income available to common stockholders	$2,163	$3,543	$(1,380)	(38.95) %
Interest income	19,492	15,339	4,153	27.07
Interest expense	3,019	2,000	1,019	50.95
Net interest income before provision for loan losses	16,472	13,339	3,133	23.49
Provision for loan losses	136	306	(170)	(55.56)
Non-interest income	2,151	2,138	13	0.61
Non-interest expense	14,640	9,797	4,843	49.43
Average total loans	1,600,429	1,271,171	329,258	25.90
Average interest earning assets	1,820,594	1,469,516	351,078	23.89
Average total interest bearing deposits	1,142,438	962,098	180,340	18.74
Average non-interest bearing deposits	430,326	326,480	103,846	31.81
Net interest margin	3.71%	3.73%		(0.54)
Return on average equity	4.26%	9.37%		(54.54)
Basic earnings per common share	$0.18	$0.33	$0.10	30.30
Diluted earnings per common share	0.18	0.32	(0.14)	(43.75)

	Nine months ended September 30,
	(Dollars in thousands)
	2017	2016	$ Change	% Change

Net income available to common stockholders	$10,106	$8,825	$1,281	14.51%
Interest income	53,181	44,111	9,070	20.56
Interest expense	8,294	5,184	3,110	59.97
Net interest income before provision for loan losses	44,887	38,927	5,960	15.31
Provision for loan losses	855	1,385	(530)	(38.27)
Non-interest income	6,002	6,685	(683)	(10.22)
Non-interest expense	34,102	30,975	3,127	10.10
Average total loans	1,475,004	1,219,563	255,441	20.95
Average interest earning assets	1,688,473	1,413,764	274,709	19.43
Average total interest bearing deposits	1,047,891	929,307	118,584	12.76
Average non-interest bearing deposits	375,237	322,162	53,075	16.47
Net interest margin	3.68%	3.81%		(3.41)
Return on average equity	7.52%	8.02%		(6.23)
Basic earnings per common share	$0.90	$0.82	$(0.09)	(10.98)
Diluted earnings per common share	0.88	0.80	0.08	10.00

Recent Acquisition

On July 28, 2017, Old Line Bancshares acquired DCB, the parent company of Damascus. Upon the consummation of the merger, each share of common stock of DCB outstanding immediately before the merger was converted into the right to receive 0.9269 shares of Old Line Bancshares’ common stock, provided that cash was paid in lieu of any fractional shares of Old Line Bancshares common stock. As a result, Old Line Bancshares issued 1,495,090 shares of its common stock in exchange for the shares of DCB common stock in the merger. The aggregate merger consideration was approximately $40.9 million based on the closing sales price of Old Line Bancshares’ common stock on July 28, 2017.

In connection with the merger, Damascus merged with and into Old Line Bank, with Old Line Bank the surviving bank.

At July 28, 2017, DCB had consolidated assets of approximately $311 million. This merger added six banking locations located in Montgomery, Frederick and Carroll Counties in Maryland.

The acquired assets and assumed liabilities of DCB were measured at estimated fair value. Management made significant estimates and exercised significant judgement in accounting for the acquisition of DCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair value for loans. Management used quoted or current market prices to determine the fair value of Damascus’ investment securities.

Pending Acquisition

On September 27, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with Bay Bancorp, Inc. (“BYBK”), the parent company of Bay Bank, FSB (“Bay Bank”). Pursuant to the terms of the Agreement and Plan of Merger, upon the consummation of the merger, all outstanding shares of BYBK common stock will be exchanged for shares of common stock of Old Line Bancshares. Consummation of the merger is contingent upon the approval of Old Line Bancshares’ and BYBK’s stockholders as well as receipt of all necessary regulatory and third party approvals and consents. We expect the merger to close during the second quarter of 2018. At June 30, 2017, BYBK had consolidated assets of approximately $646 million. Bay Bank has 11 banking locations located in its primary market areas of Baltimore, Anne Arundel, Howard and Harford Counties in Maryland.

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

Although the Board of Governors of the Federal Reserve System has started to slowly increase the federal funds rate since December 2015, interest rates are still at historically low levels, and if the economy remains stable, we believe that we can continue to grow total loans during the remainder of 2017 and during 2018 even with the additional expected incremental increases in the federal funds rate, which will increase market interest rates, and that we can continue to grow total deposits during the remainder of 2017 and during 2018 even with interest rates that are, and are expected to remain through 2017 and 2018, low by historical levels. As a result of this expected growth, we expect that net interest income will continue to increase during the remainder of 2017 and during 2018, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and occupancy and equipment expenses will be higher for full-year 2017 than they were in 2016 as a result of the addition of the former Damascus employees and staff associated with our newly-opened branch in our Riverdale, Maryland, and the occupancy costs associated with the new Damascus and Riverdale branches, and that such expenses will continue to increase during 2018 as a result of including the former Damascus employees and Riverdale branch employees and branches during the full year and the addition of BYBK employees and branches upon consummation of the pending merger; such expenses may increase even further if we selectively take the opportunity to add more business development talent. We will continue to look for opportunities to reduce expenses as we did with the closing of three branches in 2016. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2016, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans. There has been no material changes in our critical accounting policies during the nine months ended September 30, 2017.

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016.

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

Net interest income before provision for loan losses for the three months ended September 30, 2017 increased $3.1 million, or 23.49%, to $16.5 million from $13.3 million for the same period in 2016. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting primarily from an increase in the level of our average loans, partially offset by an increase in total interest expense resulting from an increase in the average rate on and, to a lesser extent, the average balance of, our interest-bearing liabilities, all as discussed further below. We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

              Total interest income increased $4.2 million, or 27.08%, to $19.5 million during the three months ended September 30, 2017 compared to $15.3 million during the three months ended September 30, 2016, primarily as a result of a $3.8 million increase in interest and fees on loans. The increase in interest and fees on loans is almost entirely the result of a $329.3 million increase in the average balance of our loans for the three months ended September 30, 2017 compared to the same period in 2016 as a result of loans acquired in the DCB merger and, to a lesser extent, organic loan growth. The average yield on the loan portfolio increased slightly to 4.54% for the three months ended September 30, 2017 from 4.50% during the three months ended September 30, 2016 due to slightly higher yields on new commercial and consumer loans, partially offset by a six basis point decrease in the average rate on real estate loans due to lower average yield on real estate loans, which had a slight positive impact on interest and fees on loans income during the quarter. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the three months ended September 30, 2017 contributed a five basis point increase in interest income, compared to two basis points for the three months ended September 30, 2016. In addition, a $323 thousand increase in interest earned on investment and other securities over the 2016 period also contributed to the increase in total interest income for the 2017 period. This increase was primarily related to increases in the average balances of our corporate bonds, U.S. government agency securities and municipal securities. The average yield on the investment portfolio increased to 3.07% for the three months ended September 30, 2017 from 2.72% during the three months ended September 30, 2016, primarily due to higher yields on our corporate bonds and U.S. government agencies partially offset by a decrease in the average yield on our municipal securities.

             Total interest expense increased $1.0 million, or 51.00%, to $3.0 million during the three months ended September 30, 2017 from $2.0 million for the same period in 2016, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 0.89% during the three months ended September 30, 2017 from 0.71% during the three months ended September 30, 2016, due to higher rates paid on our borrowings as well as on our money market and NOW accounts and our time deposits. The average rate on our borrowings increased primarily as a result of the inclusion of the subordinated notes we issued in August 2016 (the “Notes”) during the entire third quarter of 2017 compared to only part of the third quarter of 2016, as the interest rate we pay on the Notes is higher than the rate we typically pay on our other borrowings, and to a lesser extent, the average rate paid on our FHLB borrowings. The increase in the average rate paid on FHLB borrowings, money market and NOW accounts is the result of slightly higher rates due to the Federal Reserve rate increases. The fair value accretion recorded on acquired deposits also affects interest expense. The benefit from accretion on such deposits was two basis point for the three months ended September 30, 2017, compared to one basis point for the three months ended September 30, 2016.

The average balance of our interest bearing liabilities increased $235.5 million, or 21.14%, to $1.3 billion for the three months ended September 30, 2017 from $1.1 billion for the three months ended September 30, 2016, as a result of increases of $180.3 million, or 18.75%, in our average interest bearing deposits and $55.2 million, or 36.28%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is due to the deposits acquired in the DCB merger and, to a lesser extent, organic deposit growth The increase in our average borrowings is primarily due to the use of short-term FHLB advances to fund new loan originations and the $35 million of Notes we issued in August 2016.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $103.8 million to $430.3 million for the three months ended September 30, 2017, compared to $326.5 million for the three months ended September 30, 2016. Included in average non-interest deposits is $75.9 million acquired in the DCB merger.

Our net interest margin decreased to 3.71% for the three months ended September 30, 2017 from 3.73% for the three months ended September 30, 2016. This decrease is primarily due to an 18 basis point increase in the average rate paid on our interest bearing liabilities, as discussed above, partially offset by a 10 basis point increase in the average yield on our interest earning assets, from 4.27% for the quarter ended September 30, 2016 to 4.37% for the quarter ended September 30, 2017, due primarily to the increases in the average yield on our investment portfolio and, to a lesser extent, the average yield on our loan portfolio.

During the three months ended September 30, 2017 and 2016, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $189 thousand for the three months ended September 30, 2017, compared to the same period last year. The higher level of accretion on acquired loans was due to a higher level of early payoffs on acquired loans with credit marks.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended September 30,
	2017		2016
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$28,420	0.01%	$12,442	—%
Mortgage loans	159,941	0.03	67,300	0.02
Consumer loans	57,514	0.01	12,947	—
Interest bearing deposits	88,766	0.02	52,728	0.01
Total accretion (amortization)	$334,641	0.07%	$145,417	0.03%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended September 30, 2017 and 2016, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.
	Average Balances, Interest and Yields
	2017			2016
	Average		Yield/	Average		Yield/
Three months ended September 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$1,260,824	$3,974	1.25%	$351,894	$415	0.47%
Interest bearing deposits (1)	1,127,347	861	0.30	1,152,554	420	0.14
Investment securities (1)(2)
U.S. Treasury	3,017,254	7,593	1.01	2,998,957	5,322	0.70
U.S. government agency	12,820,505	83,300	2.58	5,121,632	24,473	1.90
Corporate bonds	13,881,570	189,274	5.41	3,385,870	42,188	4.94
Mortgage backed securities	111,341,791	548,779	1.96	131,321,653	562,518	1.84
Municipal securities	74,532,759	710,453	3.78	64,016,259	655,391	4.06
Other equity securities	8,139,686	192,797	9.40	6,142,247	99,685	6.44
Total investment securities	223,733,565	1,732,196	3.07	212,986,618	1,389,577	2.72
Loans(1)
Commercial	198,584,446	2,056,390	4.11	156,392,273	1,520,582	3.86
Mortgage real estate	1,357,993,372	15,518,319	4.53	1,108,655,692	12,818,877	4.59
Consumer	43,851,679	733,422	6.64	6,123,000	83,715	5.42
Total loans	1,600,429,497	18,308,131	4.54	1,271,170,965	14,423,174	4.50
Allowance for loan losses	5,956,956	—		6,145,988	—
Total loans, net of allowance	1,594,472,541	18,308,131	4.56	1,265,024,977	14,423,174	4.52
Total interest earning assets(1)	1,820,594,277	20,045,162	4.37	1,479,516,043	15,813,586	4.27
Non-interest bearing cash	38,671,275			28,168,294
Premises and equipment	40,923,913			36,486,228
Other assets	93,604,324			71,838,944
Total assets(1)	1,993,793,789			1,606,009,509
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	126,473,041	33,417	0.10	103,011,292	31,349	0.12
Money market and NOW	490,678,732	496,535	0.40	402,595,725	246,339	0.24
Time deposits	525,286,683	1,396,638	1.05	456,490,764	1,144,153	0.99
Total interest bearing deposits	1,142,438,456	1,926,590	0.67	962,097,781	1,421,841	0.59
Borrowed funds	207,268,687	1,092,736	2.09	152,091,696	577,709	1.51
Total interest bearing liabilities	1,349,707,143	3,019,326	0.89	1,114,189,477	1,999,550	0.71
Non-interest bearing deposits	430,325,956			326,480,191
	1,780,033,099			1,440,669,668
Other liabilities	12,465,862			15,260,196
Stockholders’ equity	201,294,828			150,079,645
Total liabilities and stockholders’ equity	$1,993,793,789			$1,606,009,509
Net interest spread(1)			3.48			3.56
Net interest margin(1)		$17,025,836	3.71%		$13,814,036	3.73%

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

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended September 30, 2017 and 2016. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended September 30,
	2017 compared to 2016
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$3,559	$2,559	$1,000
Interest bearing deposits	441	457	(16)
Investment Securities(1)
U.S. treasury	2,271	2,263	8
U.S. government agency	58,827	28,499	30,328
Corporate bonds	147,086	—	147,086
Mortgage backed securities	(13,739)	58,784	(72,523)
Municipal securities	55,062	(101,859)	156,921
Other	93,112	78,911	14,201
Loans:(1)
Commercial	535,808	255,817	279,991
Mortgage	2,699,442	(623,998)	3,323,440
Consumer	649,707	80,595	569,112
Total interest income (1)	4,231,576	(217,972)	4,449,548

Interest bearing liabilities
Savings	2,068	(8,580)	10,648
Money market and NOW	250,196	230,610	19,586
Time deposits	252,485	152,467	100,018
Borrowed funds	515,027	416,007	99,020
Total interest expense	1,019,776	790,504	229,272

Net interest income(1)	$3,211,800	$(1,008,476)	$4,220,276

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

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2017 was $136 thousand, a decrease of $170 thousand, or 55.64%, compared to $306 thousand for the three months ended September 30, 2016. This decrease is due to an improvement in the balance of our non-performing loans.

Management identified additional probable losses in the loan portfolio and recorded $239 thousand in charge-offs during the three month period ended September 30, 2017, compared to charge-offs of $7 thousand for the three months ended September 30, 2016. Recoveries of $7 thousand were recognized during the three months ended September 30, 2017 compared to recoveries of $35 thousand during the same period in 2016.

    The allowance for loan losses to gross loans held-for-investment was 0.35% and 0.45%, and the allowance for loan losses to non-accrual loans was 306.11% and 97.05%, at September 30, 2017 and December 31, 2016, respectively. The decrease in the allowance for loan losses as a percentage of gross loans held for investment was the result of the improvement in our asset quality. The increase in the allowance for loan losses to non-accrual loans is primarily the result of the decrease in the balance of our non-accrual loans.

Non-interest Income. Non-interest income totaled $2.2 million for the three months ended September 30, 2017, an increase of $14 thousand, or 0.63%, from the corresponding period of 2016 amount of $2.1 million.

The following table outlines the amounts of and changes in non-interest income for the three month periods.

	Three months ended September 30,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$542,909	$445,901	$97,008	21.76%
Gain on sales or calls of investment securities	—	326,021	(326,021)	(100.00)
Earnings on bank owned life insurance	297,656	284,982	12,674	4.45
Gain (loss) on disposal of assets	7,469	(49,957)	57,426	(114.95)
Rental income	188,505	168,589	19,916	11.81
Income on marketable loans	482,641	782,510	(299,869)	(38.32)
Other fees and commissions	632,191	179,802	452,389	251.60
Total non-interest income	$2,151,371	$2,137,848	$13,523	0.63%

Non-interest income increased during the 2017 period primarily as a result of increases in other fees and commissions and service charges on deposit accounts, almost entirely offset by decreases in gain on sales or calls of investment securities and income on marketable loans.

    Other fees and commissions, which consists of loan fees paid up front upon origination of a loan or other credit arrangements (not amortized as part of the loan), and other miscellaneous fees, increased primarily as a result of recoveries of previously charged-off acquired loans. The increase in service charges on deposit accounts is primarily the result of the additional accounts acquired in the DCB merger.

             The decrease in gain on sales or calls of investment securities is the result of our re-positioning our investment portfolio during the 2016 period, pursuant to which we sold approximately $29.9 million of our lowest yielding, longer duration investments, compared to $45.8 million in sales and calls for the three months ended September 30, 2017, $41.8 million of which was acquired in the DCB merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales.

             Income on marketable loans consists of gain on the sale of residential mortgage loans originated for sale and any fees we receive in connection with such sales. Income on marketable loans decreased $300 thousand during the three months ended September 30, 2017, compared to the same period last year primarily due to lower gains recorded on the sale of residential mortgage loans as a result of the lower volume of loans sold in the secondary market. The residential mortgage division originated loans aggregating $21.3 million in the secondary market during the third quarter of 2017 compared to $31.6 million for the same period last year.

Non-interest Expense. Non-interest expense increased $4.8 million, or 49.43%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

The following table outlines the amounts of and changes in non-interest expenses for the three month periods.
	Three months ended September 30,
	2017	2016	$ Change	% Change
Salaries and benefits	$5,365,890	$4,812,949	$552,941	11.49%
Severance expense	—	49,762	(49,762)	(100.00)
Occupancy and equipment	1,828,593	1,907,090	(78,497)	(4.12)
Data processing	443,453	384,382	59,071	15.37
FDIC insurance and State of Maryland assessments	281,587	286,047	(4,460)	(1.56)
Merger and integration	3,985,514	—	3,985,514	100.00
Core deposit premium amortization	272,354	202,129	70,225	34.74
Gain on sale of other real estate owned	4,100	(27,914)	32,014	(114.69)
OREO expense	200,959	77,224	123,735	160.23
Directors fees	148,800	164,800	(16,000)	(9.71)
Network services	133,301	127,219	6,082	4.78
Telephone	218,316	174,439	43,877	25.15
Other operating	1,757,586	1,639,223	118,363	7.22
Total non-interest expenses	$14,640,453	$9,797,350	$4,843,103	49.43%

Non-interest expenses increased quarter over quarter almost entirely as a result of increases in merger and integration expenses and, to a lesser extent, salaries and benefits, for the three months ended September 30, 2017 compared to the same period of 2016.

We incurred $4.0 million in merger and integration expenses during the three months ended September 30, 2017 in connection with the DCB acquisition compared to no merger and integration expenses during the same period last year. Included in merger and integration expenses is approximately $1.5 million in severance payments. Salaries and benefits increased by $503 thousand quarter over quarter primarily due to the additional staff acquired in the DCB merger.

Income Taxes. We had an income tax expense of $1.7 million (43.78% of pre-tax income) for the three months ended September 30, 2017 compared to an income tax expense of $1.8 million (34.08% of pre-tax income) for the same period in 2016. The effective tax rate increased for the 2017 period due to an increase in the level of non-deductible expenses associated with the DCB acquisition as compared to the same period last year.

Net Income Available to Common Stockholders. Net income available to common stockholders was $2.2 million or $0.18 per basic and diluted common share for the three month period ending September 30, 2017 compared to $3.5 million, or $0.33 per basic and $0.32 per diluted common share, for the same period in 2016. The decrease in net income is primarily the result of the increase of $4.8 million in non-interest expenses, partially offset by an increase of $3.1 million in net interest income.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016.

Net interest income before provision for loan losses for the nine months ended September 30, 2017 increased $6.0 million, or 15.31%, to $44.9 million from $38.9 million for the same period in 2016. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting from an increase in the level of our average loans, partially offset by an increase in total interest expense resulting from an increase in the average rate on and, to a lesser extent, the average balance of, our interest-bearing liabilities, all as discussed further below.

              Total interest income increased $9.1 million, or 20.56%, to $53.2 million during the nine months ended September 30, 2017 compared to $44.1 million during the nine months ended September 30, 2016, primarily as a result of an $8.3 million increase in interest and fees on loans. The increase in interest and fees on loans is the result of a $255.4 million increase in the average balance of our loans for the nine months ended September 30, 2017 compared to the same period in 2016, as a result of organic loan growth and, to a lesser extent, the loans acquired in the DCB acquisition. The average yield on the loan portfolio decreased slightly to 4.53% for the nine months ended September 30, 2017 from 4.55% during the nine months ended September 30, 2016 due to lower average yields on new loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the nine months ended September 30, 2017 contributed a seven basis point increase in interest income, compared to four basis points for the nine months ended September 30, 2016. In addition, a $729 thousand increase in interest earned on investment and other securities contributed to the increase in total interest income for the 2017 period. This increase was primarily related to increases in the average balances of our corporate bonds, MBS and municipal securities, partially offset by decreases in the average balance of our U.S. government agencies and the average yield on our municipal securities.

               Total interest expense increased $3.1 million, or 60.01%, to $8.3 million during the nine months ended September 30, 2017 from $5.2 million for the same period in 2016, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 0.87% during the nine months ended September 30, 2017 from 0.64% during the nine months ended September 30, 2016, due to higher rates paid on our borrowings and, to a lesser extent, an increase in the rate paid on our money market and NOW accounts and our time deposits. Rates increased due to the Federal Reserve rate increases. The average rate on our borrowings increased primarily as a result of the interest rate on the Notes we issued in August 2016 being higher than our typical borrowings and an increase in the average rate paid on our FHLB borrowings compared to the same nine month period last year due to increases in the federal funds rate period over period. Interest expense with respect to the subordinated notes was significantly lower during the nine months ended September 30, 2016, due to their issuance in August of last year. The fair value accretion recorded on acquired deposits also affects interest expense. The benefit from accretion on such deposits was one basis point for the nine months ended September 30, 2017 compared to two basis points for the same period in 2016.

               The average balance of our interest bearing liabilities increased $196.3 million, or 18.20%, to $1.3 billion for the nine months ended September 30, 2017 from $1.1 billion for the nine months ended September 30, 2016, as a result of increases of $118.6 million, or 12.76%, in our average interest bearing deposits and $77.7 million, or 52.07%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is due to organic deposit growth, and to a lesser extent, deposits acquired in the DCB merger. The increase in our average borrowings is due to the use of short-term FHLB advances to fund new loan originations and the $35 million of Notes we issued in August 2016.

As a result of the growth generated primarily from our branch network and also from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $53.1 million to $375.2 million for the nine months ended September 30, 2017, compared to $322.2 million for the nine months ended September 30, 2016. Included in average non-interest deposits is $77.5 million acquired in the DCB merger.

Our net interest margin decreased to 3.68% for the nine months ended September 30, 2017 from 3.81% for the nine months ended September 30, 2016. The yield on average interest earning assets increased by four basis point from 4.30% for the nine months ended September 30, 2016 to 4.34% for the nine months ended September 30, 2017, due to the 24 basis point increase in the average yield on our investment portfolio, partially offset by the two basis point decrease in the average yield on our loan portfolio.

During the nine months ended September 30, 2017 and 2016, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $338 thousand for the nine months ended September 30, 2017, as compared to the same period last year. The higher level of accretion on acquired loans was due to a higher level of early payoffs on acquired loans with credit marks.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Nine months ended September 30,
	2017		2016
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$32,120	—%	$39,367	—%
Mortgage loans	748,109	0.06	373,950	0.04
Consumer loans	67,830	0.01	35,463	—
Interest bearing deposits	153,340	0.01	214,130	0.02
Total accretion (amortization)	$1,001,399	0.08%	$662,910	0.06%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the nine months ended September 30, 2017 and 2016, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.
	Average Balances, Interest and Yields
	2017			2016
	Average		Yield/	Average		Yield/
Nine months ended September 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$619,171	$5,594	1.21%	$546,224	$1,924	0.47%
Interest bearing deposits (1)	1,138,256	870	0.10	1,415,901	—	—
Investment securities (1)(2)
U.S. Treasury	3,024,635	20,540	0.91	3,004,061	14,607	0.65
U.S. government agency	10,688,042	205,813	2.57	21,444,035	248,077	1.55
Corporate bonds	10,641,774	428,153	5.38	1,136,861	42,188	4.96
Mortgage backed securities	113,821,895	1,657,619	1.95	108,907,901	1,569,968	1.93
Municipal securities	70,616,753	2,039,585	3.86	57,196,311	1,821,877	4.25
Other equity securities	8,875,175	437,854	6.60	6,231,432	299,324	6.42
Total investment securities	217,668,274	4,789,564	2.94	197,920,601	3,996,041	2.70
Loans(1)
Commercial	182,017,682	5,414,494	3.98	148,555,312	4,425,592	3.98
Mortgage real estate	1,274,851,962	43,711,489	4.58	1,064,265,688	36,812,172	4.62
Consumer	18,134,018	859,704	6.34	6,742,330	264,226	5.23
Total loans	1,475,003,662	49,985,687	4.53	1,219,563,330	41,501,990	4.55
Allowance for loan losses	5,955,985	—	—	5,681,965	—	—
Total loans, net of allowance	1,469,047,677	49,985,687	4.55	1,213,881,365	41,501,990	4.57
Total interest earning assets(1)	1,688,473,378	54,781,715	4.34	1,413,764,091	45,499,955	4.30
Non-interest bearing cash	32,229,686			38,310,630
Premises and equipment	37,765,947			36,276,841
Other assets	82,684,424			73,661,099
Total assets(1)	1,841,153,435			1,562,012,661
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	111,211,961	95,308	0.11	101,179,412	91,720	0.12
Money market and NOW	451,502,260	1,263,078	0.37	385,850,290	699,177	0.24
Time deposits	485,176,995	3,816,254	1.05	442,276,925	3,210,756	0.97
Total interest bearing deposits	1,047,891,216	5,174,640	0.66	929,306,627	4,001,653	0.58
Borrowed funds	226,845,847	3,119,758	1.84	149,174,160	1,181,980	1.06
Total interest bearing liabilities	1,274,737,063	8,294,398	0.87	1,078,480,787	5,183,633	0.64
Non-interest bearing deposits	375,236,607			322,161,864
	1,649,973,670			1,400,642,651
Other liabilities	11,543,009			13,858,179
Non-controlling interest	—			500,161
Stockholders’ equity	179,636,756			147,011,670
Total liabilities and stockholders’ equity	$1,841,153,435			$1,562,012,661
Net interest spread(1)			3.47			3.66
Net interest margin(1)		$46,487,317	3.68%		$40,316,322	3.81%

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

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the nine months ended September 30, 2017 and 2016. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Nine months ended September 30,
	2017 compared to 2016
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$3,670	$3,449	$221
Interest bearing deposits	870	870	—
Investment Securities(1)
U.S. treasury	5,933	5,858	75
U.S. government agency	(42,264)	132,015	(174,279)
Corporate bond	385,965	—	385,965
Mortgage backed securities	87,651	21,807	65,844
Municipal securities	217,708	(219,562)	437,270
Other	138,530	11,237	127,293
Loans:(1)
Commercial	988,902	(3,267)	992,169
Mortgage	6,899,317	(383,808)	7,283,125
Consumer	595,478	85,147	510,331
Total interest income (1)	9,281,760	(346,254)	9,628,014

Interest bearing liabilities
Savings	3,588	(6,129)	9,717
Money market and NOW	563,901	457,194	106,707
Time deposits	605,498	325,761	279,737
Borrowed funds	1,937,778	1,268,013	669,765
Total interest expense	3,110,765	2,044,839	1,065,926

Net interest income(1)	$6,170,995	$(2,391,093)	$8,562,088

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

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2017 was $855 thousand, a decrease of $529 thousand, or 38.24%, compared to $1.4 million for the nine months ended September 30, 2016. This decrease is due to an improvement in our asset quality, in particular, a decrease in the balance of our non-accrual loans, and a decrease in our reserves on specific loans. The reserves on specific loans decreased primarily due to one hospitality loan for $1.3 million that was paid off during the first quarter and a large commercial borrower, consisting of 23 commercial loans totaling $3.0 million, of which $1.0 million was charged-off against the allowance for loan losses and $2.0 million was reclassified as TDRs during the first quarter of 2017. Amounts charged off in relation to this borrower during the nine month period were in line with specific reserves at December 31, 2016. These TDRs are classified as impaired and all our impaired loans have been adequately reserved for at September 30, 2017.

Management identified probable losses in the loan portfolio and charged-off $1.3 million, compared to charge-offs of $21 thousand for the nine months ended September 30, 2016. Recoveries of $36 thousand were recognized for the nine months ended September 30, 2017 compared to $79 thousand for the same period in 2016.

    Non-interest Income. Non-interest income totaled $6.0 million for the nine months ended September 30, 2017, a decrease of $683 thousand, or 10.22%, from the corresponding period of 2016 amount of $6.7 million.

    The following table outlines the amounts of and changes in non-interest income for the nine month periods.

	Nine months ended September 30,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$1,389,340	$1,290,736	$98,604	7.64%
Gain on sales or calls of investment securities	35,258	1,226,233	(1,190,975)	(97.12)
Earnings on bank owned life insurance	861,111	849,525	11,586	1.36
Gain (loss) on disposal of assets	120,062	(27,173)	147,235	(541.84)
Gain on sale of loans	94,714	—	94,714	100.00
Rental income	498,961	585,724	(86,763)	(14.81)
Income on marketable loans	1,840,218	1,746,678	93,540	5.36
Other fees and commissions	1,162,058	1,013,461	148,597	14.66
Total non-interest income	$6,001,722	$6,685,184	$(683,462)	(10.22) %

             The $1.2 million decrease in gain on sales or calls of investment securities is the result of re-positioning our investment portfolio during the 2016 period, pursuant to which we sold approximately $100.0 million of our lowest yielding, longer duration investments, compared to $60.6 million in sales and calls during the nine months ended September 30, 2017. The sales during the 2017 period includes approximately $41.8 million of investment securities acquired in the DCB merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales.

The decrease in rental income for the nine month period ended September 30, 2017 is due to vacant space at our building located at 4201 Mitchellville Road in Bowie, Maryland, which was occupied during 2016.

Other fees and commissions increased $149 thousand during the nine months ended September 30, 2017 compared to the same period last year primarily due to $537 thousand in recoveries of previously charged-off acquired loans during the 2017 period compared to $36 thousand during the 2016 period , partially offset by a decrease of $250 thousand due to a one-time incentive fee for our debit card program we received in the first quarter of last year, for which there was no corresponding income this year.

           The increase in service charges on deposit accounts is the result of income on bank debit cards. This increase is primarily due to the increase in our customer deposit base as a result of the DCB merger.

           The increase in gain on disposal of assets is due to the sale during 2017 of our previously-owned location, the Accokeek branch, which we closed in the third quarter of 2016.

           The increase in gain on sale of loans (other than residential mortgage loans held for sale) during the nine-month period ended September 30, 2017 is due to the sale of one SBA loan during the 2017 period, whereas we did not sell any portfolio loans during the 2016 period.

           Income on marketable loans increased $94 thousand during the nine months ended September 30, 2017, compared to the same period last year, primarily due to an increase in the premiums received on residential mortgage loans sold in the secondary market, although an increase in gains recorded on the sale of such loans as a result of a higher volume of loans sold was responsible for approximately 10.6% of the increase. The residential mortgage division originated loans aggregating $71.1 million in the secondary market during the nine months ended September 30, 2017 compared to $70.9 million for the same period last year.

Non-interest Expense. Non-interest expense increased $3.1 million, or 10.10%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The following table outlines the amounts of and changes in non-interest expenses for the nine month periods.

	Nine months ended September 30,
	2017	2016	$ Change	% Change
Salaries and benefits	$15,284,057	$15,268,644	$15,413	0.10%
Severance expense	—	443,257	(443,257)	(100.00)
Occupancy and equipment	5,137,273	5,279,134	(141,861)	(2.69)
Data processing	1,161,647	1,165,862	(4,215)	(0.36)
FDIC insurance and State of Maryland assessments	799,700	806,960	(7,260)	(0.90)
Merger and integration	3,985,514	661,018	3,324,496	502.94
Core deposit premium amortization	651,613	629,368	22,245	3.53
Gain on sale of other real estate owned	(13,589)	(80,220)	66,631	(83.06)
OREO expense	256,170	295,381	(39,211)	(13.27)
Directors fees	485,700	496,500	(10,800)	(2.18)
Network services	437,140	410,448	26,692	6.50
Telephone	598,618	594,214	4,404	0.74
Other operating	5,318,189	5,004,039	314,150	6.28
Total non-interest expenses	$34,102,032	$30,974,605	$3,127,427	10.10%

Non-interest expense increased during the nine months ended September 30, 2017 compared to the same period last year almost entirely as a result of increases in merger and integration expenses and other operating expenses, partially offset by a lack of severance payments in the 2017 period and decreases in salaries and benefits and occupancy and equipment expense.

Merger and integration expenses increased $3.3 million to $4.0 million for the nine months ended September 30, 2017 in connection with the DCB acquisition, compared to $661 thousand of merger and integration expenses during the first nine months of 2016 in connection with the Regal Bancorp acquisition that was consummated in December 2015.

Other operating expense increased during the 2017 period primarily due to higher fees associated with our Internet banking support due to additional customer base acquired in the DCB merger.

We had no severance payments during the nine months ended September 30, 2017 compared to $443 thousand of such payments for the corresponding period last year, which payments related to staff reductions implemented in the second and third quarters of 2016.

The decreases in salaries and benefits and occupancy and equipment expense is associated with staff reductions and branch closures we implemented in the second and third quarters of 2016.

Income Taxes. We had an income tax expense of $5.8 million (36.57% of pre-tax income) for the nine months ended September 30, 2017 compared to an income tax expense of $4.4 million (33.42% of pre-tax income) for the same period in 2016. The effective tax rate increased for the 2017 period due to reduction in the level of non-taxable interest income as compared to the same period last year in addition to an increase in non-deductible merger and integration expenses associated with the DCB acquisition.

Net Income Available to Common Stockholders. Net income available to common stockholders was $10.1 million or $0.90 per basic and $0.88 per diluted common share for the nine month period ended September 30, 2017 compared to $8.8 million, or $0.82 per basic and $0.80 per diluted common share, for the same period in 2016. The increase in net income is primarily the result of the $9.1 million increase in net interest income, partially offset by the $683 thousand decrease in non-interest income and $3.1 million increase in non-interest expenses.

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

The investment securities at September 30, 2017 amounted to $213.7 million, an increase of $14.2 million, or 7.10%, from the December 31, 2016 amount of $199.5 million. As outlined above, at September 30, 2017, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $2.2 million at September 30, 2017 (reflected as $1.3 million net of taxes) as compared to net unrealized losses of $8.2 million (reflected as $5.0 million net of taxes) at December 31, 2016. The improvement in the value of the investment securities is due to a decrease in market interest rates, which resulted in an increase in bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $305.3 million, or 22.43%, to $1.7 billion at September 30, 2017, from $1.4 billion at December 31, 2016. The loan growth during 2017 was primarily due to the loans acquired from Damascus, and to a lesser extent, new commercial real estate originations resulting from our enhanced presence in our market area. Commercial real estate loans increased by $153.1 million, residential real estate loans increased by $52.6 million, commercial and industrial loans increased by $40.9 million and consumer loans increased by $55.8 million from their respective balances at December 31, 2016. Excluding the loans acquired in the DCB acquisition, net loans held for investment during the three and nine month period grew $10.0 million and $95.4 million, respectively, due to organic growth; the acquisition of the Damascus loan portfolio accounted for approximately $210.0 million of the growth in net loans held for investment during the three and nine month periods ended September 30, 2017.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	September 30, 2017			December 31, 2016
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$274,369,718	$87,103,763	$361,473,481	$238,220,475	$53,850,612	$292,071,087
Investment	449,038,012	57,878,673	506,916,685	414,012,709	37,687,804	451,700,513
Hospitality	164,225,752	7,479,763	171,705,515	141,611,858	11,193,427	152,805,285
Land and A&D	57,483,395	9,402,012	66,885,407	51,323,297	6,015,813	57,339,110
Residential Real Estate
First Lien-Investment	82,184,576	22,145,004	104,329,580	72,150,512	23,623,660	95,774,172
First Lien-Owner Occupied	65,465,065	64,885,116	130,350,181	54,732,604	42,443,767	97,176,371
Residential Land and A&D	39,072,030	7,340,894	46,412,924	39,667,222	5,558,232	45,225,454
HELOC and Jr. Liens	21,881,331	16,846,856	38,728,187	24,385,215	2,633,718	27,018,933
Commercial and Industrial	143,734,225	39,174,650	182,908,875	136,259,560	5,733,904	141,993,464
Consumer	7,076,344	53,726,972	60,803,316	4,868,909	139,966	5,008,875
	1,304,530,448	365,983,703	1,670,514,151	1,177,232,361	188,880,903	1,366,113,264
Allowance for loan losses	(5,634,135)	(182,052)	(5,816,187)	(6,084,478)	(110,991)	(6,195,469)
Deferred loan costs, net	1,807,204	—	1,807,204	1,257,411	—	1,257,411
	$1,300,703,517	$365,801,651	$1,666,505,168	$1,172,405,294	$188,769,912	$1,361,175,206

(1)
As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011, WSB Holdings, the parent company of WSB, in May 2013, Regal Bancorp, the parent company of Regal Bank, in December 2015, and DCB, the parent company of Damascus, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB, Regal Bank and Damascus (acquired).

Bank owned life insurance. At September 30, 2017 we have invested $41.4 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T, and former officers of WSB, Regal Bank and Damascus. Bank owned life insurance increased $3.8 million during the nine months ended September 30, 2017, primary due to $3.1 million of bank owned life insurance acquired in the DCB acquisition. The increase also includes interest earned on these policies. Earnings on bank owned life insurance were $861 thousand during the nine months ended September 30, 2017, which earnings were partially offset by $137 thousand in expenses associated with the policies.

Deposits. The deposit portfolio increased $328.8 million, or 24.80%, during the nine month period ended September 30, 2017, to $1.7 billion at September 30, 2017 compared to $1.3 billion at December 31, 2016. The deposit increase was comprised of increases of $223.4 million, or 22.47%, in interest bearing deposits and $105.3 million, or 31.79%, in non-interest bearing deposits. These increases are due primarily to the deposits acquired from Damascus and, to a lesser exten, as a result of continued efforts to enhance our deposit customer base in our surrounding areas.

The following table outlines the changes in interest bearing deposits:

	September 30,	December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$543,704	$460,595	$83,109	18.04%
Interest bearing checking	540,897	433,195	107,702	24.86
Savings	133,388	100,759	32,629	32.38
Total	$1,217,989	$994,549	$223,440	22.47%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At September 30, 2017, we had $42.0 million in CDARS and $151.8 million in money market accounts through Promontory’s reciprocal deposit program compared to $39.9 million and $126.8 million, respectively, at December 31, 2016.

We do not currently have any brokered certificates of deposits other than CDARS. The $4.0 million of brokered certificates of deposit that we acquired in the WSB transaction matured during the first quarter of 2017. Old Line Bank did not obtain any brokered certificates of deposit during the nine months ended September 30, 2017. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

Borrowings. Short-term borrowings consist of short-term borrowings with the FHLB and short-term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments. At September 30, 2017, we had $115.0 million outstanding in short-term FHLB borrowings, compared to $150.0 million at December 31, 2016. We used the proceeds from the sale of the investment securities we acquired in the DCB acquisition to repay a portion of our FHLB borrowings. At September 30, 2017 and December 31, 2016, we had no unsecured promissory notes and $37.2 million and $33.4 million, respectively, in secured promissory notes.

Long-term borrowings at September 30, 2017 consist primarily of the Notes in the amount of $35.0 million (fair value of $34.0 million) due in 2026. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long-term borrowings are trust preferred subordinated debentures totaling $4.0 million (net of $2.7 million fair value adjustment) we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.5 million) with an interest rate of floating 90-day LIBOR plus 2.85%, maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) with an interest rate of floating 90-day LIBOR plus 1.60%, maturing in 2035.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and deposits in other banks. On September 30, 2017, we had $33.1 million in cash and due from banks, $1.0 million in interest bearing accounts, and $384 thousand in federal funds sold. As of December 31, 2016, we had $22.1 million in cash and due from banks, $1.2 million in interest bearing accounts, and $248 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the nine months ended September 30, 2017. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at September 30, 2017. In addition, Old Line Bank has $38.5 million in available lines of credit at September 30, 2017, consisting of overnight federal funds of $33.5 million and repurchase agreements of $5.0 million from its correspondent banks. Old Line Bank has an additional secured line of credit from the FHLB of $537.0 million at September 30, 2017. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $325.8 million in lendable collateral value for FHLB borrowings. We may increase availability by providing additional collateral. Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $37.2 million in repurchase agreements.

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

As of September 30, 2017, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under these rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital. Regulatory capital and regulatory assets below also reflect increases of $2.2 million and $1.3 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale. In addition, the risk-based capital reflects an increase of $5.8 million for the general loan loss reserve during the nine months ended September 30, 2017.

As of September 30, 2017, Old Line Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the third quarter of 2017 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at September 30, 2017.

			Minimum capital		To be well
	Actual		adequacy		capitalized
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$198,902	10.97%	$81,611	4.5%	$117,882	6.5%
Total capital (to risk weighted assets)	$204,777	11.29%	$145,086	8%	$181,357	10%
Tier 1 capital (to risk weighted assets)	$198,902	10.97%	$108,814	6%	$145,086	8%
Tier 1 leverage (to average assets)	$198,902	10.22%	$77,882	4%	$97,353	5%

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests. Potential problem loans, which are not included in nonperforming assets, amounted to $30.2 million at September 30, 2017 compared to $32.8 million at December 31, 2016. At September 30, 2017, we had $16.9 million and $13.3 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $17.3 million and $15.5 million, respectively, at December 31, 2016.

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

All acquired loans from MB&T, WSB, Regal Bank and Damascus were recorded at fair value. The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge-offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At September 30, 2017, there was $182 thousand of allowance reserved for potential loan losses on acquired loans compared to $111 thousand at December 31, 2016.

Nonperforming Assets. As of September 30, 2017, our nonperforming assets totaled $4.0 million and consisted of $1.9 million of nonaccrual loans, $107 thousand of loans past due 90 days and still accruing and other real estate owned of $2.0 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	September 30, 2017			December 31, 2016
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$—	$634,290	$634,290
Residential Real Estate:
First Lien-Owner Occupied	—	76,761	76,761	—	250,000	250,000
Commercial	—	8,306	8,306	—	—	—
Consumer	—	21,810	21,810	19,242	—	19,242
Total accruing loans 90 or more days past due	—	106,877	106,877	19,242	884,290	903,532
Non-accruing loans:
Commercial Real Estate
Owner Occupied	$—	$226,998	$226,998	$2,370,589	$—	$2,370,589
Hospitality	—	—	—	1,346,736	—	1,346,736
Land and A&D	—	191,202	191,202	77,395	194,567	271,962
Residential Real Estate:
First Lien-Investment	233,759	—	233,759	312,061	99,293	411,354
First Lien-Owner Occupied	452,325	795,720	1,248,045	222,237	—	222,237
Commercial and Industrial	—	—	—	1,760,824	—	1,760,824
Total Non-accruing loans:	686,084	1,213,920	1,900,004	6,089,842	293,860	6,383,702

Other real estate owned (“OREO”)	425,000	1,578,998	2,003,998	425,000	2,321,000	2,746,000

Total nonperforming assets	$1,111,084	$2,899,795	$4,010,879	$6,534,084	$3,499,150	$10,033,234

Accruing Troubled Debt Restructurings
Commercial Real Estate
Owner Occupied	$1,572,976	$—	$1,572,976	$—	$—	$—
Residential Real Estate:
Land and A&D	—	—	—	—	91,669	91,669
First Lien-Investment	—	—	—	—	67,397	67,397
First Lien-Owner Occupied	—	649,639	649,639	—	662,661	662,661
Commercial and Industrial	399,351	73,167	472,518	—	75,701	75,701
Total Accruing Troubled Debt Restructurings	$1,972,327	$722,806	$2,695,133	$—	$897,428	$897,428

The table below reflects our ratios of our nonperforming assets at September 30, 2017 and December 31, 2016.
	September 30,	December 31,
	2017	2016
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.09%	0.55%
Total nonperforming assets as a percentage of total assets	0.06%	0.43%
Total nonperforming assets as a percentage of total loans held for investment	0.09%	0.56%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.24%	0.73%
Total nonperforming assets as a percentage of total assets	0.19%	0.59%
Total nonperforming assets as a percentage of total loans held for investment	0.24%	0.73%

The table below presents a breakdown of the recorded book balance of non-accruing loans at September 30, 2017 and December 31, 2016.

	September 30, 2017				December 31, 2016
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	—	$—	$—	$—	3	$2,370,589	$2,370,589	$89,204
Investment	—	—	—	—	1	77,395	77,395	2,290
Hospitality	—	—	—	—	1	1,346,736	1,346,736	61,937
Residential Real Estate
First Lien-Investment	2	233,759	233,759	21,686	3	312,061	312,061	12,229
First Lien-Owner Occupied	2	452,325	452,325	13,486	1	222,237	222,237	5,436
Commercial	—	—	—	—	24	1,760,824	1,760,824	264,259
Total non-accrual loans	4	686,084	686,084	35,172	33	6,089,842	6,089,842	435,355
Acquired(1)
Commercial Real Estate:
Owner Occupied	1	253,279	226,998	9,094	—	—	—	—
Land and A & D	1	334,271	45,000	153,004	2	485,905	194,567	5,503
Residential Real Estate
First Lien-Owner Occupied	4	904,967	795,720	59,452	—	—	—	—
Land and A & D	1	149,226	146,202	10,743	—	—	—	—
Commercial	—	—	—	—	1	158,224	99,293	22,130
Total non-accrual loans	7	$1,641,743	$1,213,920	$232,293	3	$644,129	$293,860	$27,633
Total all non-accrual loans	11	$2,327,827	$1,900,004	$267,465	36	$6,733,971	$6,383,702	$462,988

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

Non-accrual legacy loans at September 30, 2017 decreased $5.4 million from December 31, 2016, primarily due to one hospitality loan for $1.3 million that was paid off during the first quarter and one large commercial borrower, consisting of 23 commercial loans totaling $3.0 million, of which $1.0 million has been charged against the allowance for loan losses and $2.0 million has been reclassified as trouble debt restructurings.

Non-accrual acquired loans at September 30, 2017 increased $920 thousand from December 31, 2016, primarily due to an increase in residential real estate loans, offsetting the decrease in the commercial real estate loans portfolio.

At September 30, 2017, legacy OREO was $425 thousand. During the nine months ended September 30, 2017, one property was transferred into legacy OREO during the first quarter and sold for a gain on sale of OREO of $35 thousand during the third quarter.

Acquired OREO at September 30, 2017, decreased $742 thousand from December 31, 2016. The decrease in acquired OREO was driven by the sale of three properties, which offset the transfer of one property into OREO.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
Nine months ended September 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	596,350	271,982	(45,976)	32,752	855,108
Recoveries	2,350	1,250	900	31,811	36,311
	1,970,935	4,263,384	778,444	74,125	7,086,888
Loans charged off	(773,052)	(439,922)	(2,268)	(55,459)	(1,270,701)
Ending Balance	$1,197,883	$3,823,462	$776,176	$18,666	$5,816,187
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,712	$69,903	$35,647	$—	$202,262
Other loans not individually evaluated	1,076,654	3,673,487	663,066	18,666	5,431,873
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	—	182,052
Ending balance	$1,197,883	$3,823,462	$776,176	$18,666	$5,816,187

		Commercial	Residential
Twelve months ended December 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Provision for loan losses	172,059	936,227	486,935	(10,679)	1,584,542
Recoveries	43,330	—	49,464	18,482	111,276
	1,376,707	3,990,152	1,219,361	19,416	6,605,636
Loans charged off	(4,472)	—	(395,841)	(9,854)	(410,167)
Ending Balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$609,152	$611,498	$61,365	$—	$1,282,015
Other loans not individually evaluated	735,876	3,378,654	678,371	9,562	4,802,463
Acquired Loans:
Individually evaluated for impairment	27,207	—	83,784	—	110,991
Ending balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469

The ratios of the allowance for loan losses are as follows:

	September 30, 2017	December 31, 2016
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.35%	0.45%
Non-accrual loans	306.11%	97.05%
Net charge-offs to average loans	0.08%	0.02%

During the nine months ended September 30, 2017, we charged off $1.3 million in loans through the allowance for loan losses.

The allowance for loan losses represented 0.35% and 0.45% of gross loans held for investment at September 30, 2017 and December 31, 2016, respectively and 0.43% and 0.52% of legacy loans at September 30, 2017 and December 31, 2016, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2017 and December 31, 2016, are as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$128,678	$92,263
Real estate-undisbursed development and construction	119,956	134,944
Consumer	42,981	26,204
	$291,615	$253,411
Standby letters of credit	$13,374	$18,907

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

Commitments for real estate development and construction, which totaled $120.0 million, or 41.14% of the $291.6 million of outstanding commitments at September 30, 2017, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

As the magnitude of the merger expenses distorts our operational results, we present in the GAAP reconciliation below and in the accompanying text certain performance measures excluding the effect of the merger expenses during the three and nine month periods ended September 30, 2017. We believe this information is important to enable shareholders and other interested parties to assess our operational performance, in other words, our performance based on our ongoing operations

Reconciliation of Non-GAAP measures (Unaudited)	Three Months ending September 30, 2017	Nine Months ending September 30, 2017	Nine Months ending September 30, 2016
Net Income (GAAP)	$2,163,187	$10,106,379	8,824,657
Merger-related expenses, net of tax	2,902,912	2,902,912	529,604
Operating Net Income (non-GAAP)	$5,066,099	$13,009,291	9,354,261

Net income available to common shareholders	$2,163,187	$10,106,379	8,824,657
Merger-related expenses, net of tax	2,902,912	2,902,912	529,604
Operating earnings (non-GAAP)	$5,066,099	$13,009,291	9,354,261

Earnings per weighted average common shares, basic (GAAP)	$0.18	$0.90	0.82
Meger-related expenses, net of tax	0.24	0.25	0.04
Operating earnings per weighted average common share basic (non GAAP)	$0.42	$1.15	0.86

Earnings per weighted average common shares, diluted (GAAP)	$0.18	$0.88	0.80
Meger-related expenses, net of tax	0.24	0.25	0.05
Operating earnings per weighted average common share basic (non-GAAP)	$0.42	$1.13	0.85

Summary Operating Results (non-GAAP)
Noninterest expense (GAAP)	$14,640,453	$34,102,034	30,974,605
Merger-related expenses, gross	3,985,514	3,985,514	661,018
Operating noninterest expense (non-GAAP)	10,654,939	$30,116,520	30,313,587

Operating efficiency ratio (non-GAAP)	57.21%	59.18%	66.46

Operating noninterest expense as a % of average assets	0.53%	1.64%	1.94

Return on average assets
Net income	$2,163,187	$10,106,379	8,824,657
Merger-related expenses, net of tax	2,902,912	2,902,912	529,604
Operating net income (non-GAAP)	$5,066,099	$13,009,291	9,354,261

Adjusted Return of Average Assets
Return on average assets (GAAP)	0.43	0.73	0.75
Effect to adjust for merger-related expenses, net of tax	0.58	0.21	0.05
Adjusted return on average assets	1.01%	0.94%	0.80

Return on average common equity
Net income available to common shareholders	$2,163,187	$10,106,379	8,824,657
Merger-related expenses, net of tax	2,902,912	2,902,912	529,604
Operating earnings (non-GAAP)	$5,066,099	$13,009,291	9,354,261

Adjusted Return on Average Equity
Return on Average Equity (GAAP)	4.26	7.52	8.02
Effect to adjust for merger-related expenses, net of tax	5.72	2.16	0.48
Adjusted return on average common equity (non-GAAP)	9.98%	9.68%	8.50

Below is a reconciliation of the fully tax equivalent adjustments and the U.S. GAAP basis information presented in this report:

Three months ended September 30, 2017
			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$16,472,476	3.59%	3.36%
Tax equivalent adjustment
Federal funds sold	177	—	—
Investment securities	267,376	0.06	0.06
Loans	285,807	0.06	0.06
Total tax equivalent adjustment	553,360	0.12	0.12
Tax equivalent interest yield	$17,025,836	3.71%	3.48%

Three months ended September 30, 2016
			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$13,338,986	3.60%	3.43%
Tax equivalent adjustment
Federal funds sold	4	—	—
Investment securities	243,510	0.07	0.07
Loans	231,536	0.06	0.06
Total tax equivalent adjustment	475,050	0.13	0.13
Tax equivalent interest yield	$13,814,036	3.73%	3.56%

Nine months ended September 30, 2017
			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$44,886,510	3.55%	3.34%
Tax equivalent adjustment
Federal funds sold	213	—	—
Investment securities	768,136	0.06	0.06
Loans	832,458	0.07	0.07
Total tax equivalent adjustment	1,600,807	0.13	0.13
Tax equivalent interest yield	$46,487,317	3.68%	3.47%

Nine months ended September 30, 2016
			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$38,926,969	3.68%	3.53%
Tax equivalent adjustment
Federal funds sold	12	—	—
Investment securities	698,813	0.06	0.06
Loans	690,528	0.07	0.07
Total tax equivalent adjustment	1,389,353	0.13	0.13
Tax equivalent interest yield	$40,316,322	3.81%	3.66%

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

The statements presented herein with respect to, among other things, Old Line Bancshares’ plans, objectives, expectations and intentions, including the anticipated closing of the merger with BYBK during the second quarter of 2018 and the impact of the merger on non-interest expenses, expanding fee income, extensions of core banking services, that the recent DCB acquisition will generate increased earnings and increase returns for our stockholders, continued increases in net interest income, expected increases in non-interest expenses, hiring and acquisition possibilities, our belief that we have identified any problem assets and that our borrowers will remain current on their loans, the impact of outstanding off-balance sheet commitments, sources of liquidity and that we have sufficient liquidity, the sufficiency of the allowance for loan losses, expected loan, deposit, balance sheet and earnings growth, expected losses on and our intentions with respect to our investment securities, the amount of potential problem loans, continuing to meet regulatory capital requirements, expectations with respect to the impact of pending legal proceedings, the anticipated impact of recent accounting pronouncements, improving earnings per share and stockholder value, and financial and other goals and plans are forward looking. Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include generally, among others: those discussed in this report; the ability of Old Line Bancshares to retain key personnel; the ability of Old Line Bancshares to successfully implement its growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of investments could negatively impact stockholders’ equity; risks associated with our lending limit; deterioration in general economic conditions or a return to recessionary conditions; changes in competitive, governmental, regulatory, technological and other factors which may affect Old Line Bancshares specifically or the banking industry generally; and, with respect to the timing of the BYBK merger, the ability to obtain required regulatory and stockholder approvals.

In addition, our statements with respect to the anticipated effects of the DCB acquisition are subject to the following additional risks and uncertainties: DCB’s business may not be integrated successfully with ours or such integration may be more difficult, time consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe; revenues following the merger may be lower than expected; and customer and employee relationships and business operations may be disrupted by the merger.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2017 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2016.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at September 30, 2017 and December 31, 2016. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	September 30, 2017
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	384	—	—	—	384
Investment securities	—	3,321	2,147	208,196	213,664
Loans	297,565	100,127	716,864	555,958	1,670,514
Total interest earning assets	297,979	103,448	625,763	764,154	1,791,344
Interest Bearing Liabilities:
Interest-bearing transaction deposits	357,290	178,645	—	—	535,935
Savings accounts	44,463	44,463	44,463	—	133,389
Time deposits	95,844	201,762	246,098	—	543,704
Total interest-bearing deposits	497,597	424,870	290,561	—	1,213,028
FHLB advances	115,000	—	—	—	115,000
Other borrowings	37,179	—	—	38,041	75,220
Total interest-bearing liabilities	649,776	424,870	290,561	38,041	1,403,248
Period Gap	$(351,797)	$(321,422)	$335,202	$726,113	$388,096
Cumulative Gap	$(351,797)	$(673,219)	$(338,017)	$388,096
Cumulative Gap/Total Assets	(17.07) %	(32.66) %	(16.40) %	18.83%

	Interest Sensitivity Analysis
	December 31, 2016
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	248	—	—	—	248
Investment securities	1,500	—	4,801	193,204	199,505
Loans	229,057	87,073	681,793	368,191	1,366,114
Total interest earning assets	230,835	87,073	686,594	561,395	1,565,897
Interest Bearing Liabilities:
Interest-bearing transaction deposits	288,797	144,398	—	—	433,195
Savings accounts	33,586	33,586	33,586	—	100,758
Time deposits	68,952	182,481	209,163	—	460,596
Total interest-bearing deposits	391,335	360,465	242,749	—	994,549
FHLB advances	150,000	—	—	—	150,000
Other borrowings	33,434	—	—	37,843	71,277
Total interest-bearing liabilities	574,769	360,465	242,749	37,843	1,215,826
Period Gap	$(343,934)	$(273,392)	$443,845	$523,552	$350,071
Cumulative Gap	$(343,934)	$(617,326)	$(173,481)	$350,071
Cumulative Gap/Total Assets	(20.12) %	(36.12) %	(10.15) %	20.48%

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2017. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no share repurchases by the Company during the quarter ended September 30, 2017:

Shares Purchased during the period:	Total number ofshares repurchased	Average Pricepaid per share	Total number ofshare purchased aspart of publiclyannounced program(1)	Maximum number ofshares that may yet bepurchased under theprogram (1)

July 1 - Seeptmber 30, 2017	—	—	339,237	160,763

(1)
On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock. As of September 30, 2017, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of September 27, 2017, by and between Old Line Bancshares, Inc. and Bay Bancorp, Inc. (incorporated by reference from Exhibit 2.1 of the Company's Form 8-K/A filed on September 28, 2017) (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Old Line Bancshares undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.)

21	Subsidiaries of the registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: November 6, 2017	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2017	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Senior Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)