Form 10-K
period 2017-12-31
OLD LINE BANCSHARES INC
filed 2018-03-09
CIK 1253317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50345

Old Line Bancshares, Inc.

(Exact name of registrant as specified in its charter)

Maryland State or other jurisdiction of incorporation or organization	20-0154352 (I.R.S. Employer Identification No.)
1525 Pointer Ridge Place Bowie, Maryland (Address of principal executive offices)	20716 (Zip Code)

Registrant’s telephone number, including area code: (301) 430-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC

- -

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐   Yes ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐   Yes ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates was $282.6 million as of June 30, 2017 based on a sales price of $28.83 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 30, 2017 as reported by the Nasdaq Stock Market LLC.

The number of shares outstanding of the issuer’s Common Stock was 12,566,696 as of March 1, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

OLD LINE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

Item 1.

Cautionary Note About Forward Looking Statements

Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report constitute forward looking statements. These forward-looking statements include: (a) our objectives, expectations and intentions, including (i) market expansion and growth in particular geographic areas, (ii) statements regarding anticipated increases in certain non-interest expenses and that net interest income will increase during 2018, (iii) maintenance of the net interest margin, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) expected losses on and our intentions with respect to our investment securities, (vi) earnings on bank owned life insurance, (vii) our expectation that we will have to further increase the rates we pay on deposits, and (viii) the anticipated timing and impact of our pending acquisition of Bay Bancorp, Inc. (“BYBK”); (b) sources of and sufficiency of liquidity; (c) the adequacy of the allowance for loan losses; (d) expected loan, deposit, balance sheet and earnings growth; (e) that the recent acquisition of DCB Bancshares, Inc. will continue to generate increased earnings and stockholder returns; (f) expectations with respect to the impact of pending legal proceedings; (g) improving earnings per share and stockholder value; (h) realization of the deferred tax asset; and (i) financial and other goals and plans.

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

In addition, our statements with respect to the timing and anticipated effects of the BYBK acquisition are subject to the following additional risks and uncertainties: BYBK’s business may not be integrated successfully with ours or such integration may be more difficult, time consuming or costly than expected; expected revenue synergies and cost savings from the merger may not be fully realized or realized within the expected timeframe; revenues following the merger may be lower than expected; customer and employee relationships and business operations may be disrupted by the merger, the announcement of the merger or the pendency of the merger; the ability to obtain required regulatory and stockholder approvals; and the ability to complete the merger in the expected timeframe may be more difficult, time consuming or costly than expected, or the merger may not be completed at all.

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

Old Line Bank is a Maryland-chartered trust company d. Old Line Bank was originally chartered in 1989 as a national bank under the name “Old Line National Bank.” In June 2002, Old Line Bank converted to a Maryland-chartered trust company exercising the powers of a commercial bank and received a Certificate of Authority to do business from the Maryland Commissioner of Financial Regulation (the “Commissioner”).

Old Line Bank is a Maryland-chartered trust company (with all of the powers of a commercial bank). Old Line Bank does not exercise trust powers and its regulatory structure is the same as a Maryland-chartered commercial bank. Old Line Bank’s primary regulator is the Federal Deposit Insurance Corporation (“FDIC”) and it is subject to regulation, supervision and regular examination by the Commissioner and the FDIC. Old Line Bank’s deposits are insured to the maximum legal limits by the FDIC.

We are headquartered in Bowie, Maryland, approximately 10 miles east of Andrews Air Force Base and 20 miles east of Washington, D.C. We operate a general commercial banking business, making various types of loans and accepting deposits. We market our financial services to small to medium sized businesses, entrepreneurs, professionals, consumers and high net worth clients.

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

Completed Mergers and Acquisitions

DCB Bancshares, Inc. On July 28, 2017, Old Line Bancshares acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”). Immediately thereafter Damascus was merged with and into Old Line Bank, with Old Line Bank the surviving bank. At July 28, 2017, DCB had consolidated assets of approximately $311 million. As a result of this merger we acquired six banking locations located in Montgomery, Frederick and Carroll Counties in Maryland.

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

WSB Holdings, Inc. On May 10, 2013, Old Line Bancshares acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”). In connection with the acquisition, WSB was merged with and into Old Line Bank, with Old Line Bank the surviving bank. We acquired five WSB branches, its headquarters building and its established mortgage origination group in this acquisition. The mortgage origination group originates residential real estate loans for our portfolio and loans classified as held for sale to be sold in the secondary market. We closed two of the acquired branches on December 31, 2014 and an additional two branches on September 30, 2016. This acquisition increased Old Line Bancshares’ total assets by more than $310 million immediately after closing.

Maryland Bankcorp, Inc. On April 1, 2011, Old Line Bancshares acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”). In connection with the acquisition, MB&T was merged with and into Old Line Bank, with Old Line Bank the surviving bank. The acquisition of MB&T’s ten full-service branches expanded our market presence in Calvert and St. Mary’s Counties. The acquisition increased Old Line Bancshares’ total assets by more than $345 million immediately after closing to approximately $750 million. We closed two of the acquired branches on December 31, 2014.

For more information regarding our mergers and acquisitions, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Mergers and Acquisitions” and Note 2—Acquisition of Regal Bancorp, Inc. in the Notes to our Consolidated Financial Statements.

Pending Acquisition

Bay Bancorp, Inc. On September 27, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with BYBK, the parent company of Bay Bank, FSB (“Bay Bank”). Pursuant to the terms of the Agreement and Plan of Merger, upon the consummation of the merger, all outstanding shares of BYBK common stock will be exchanged for shares of common stock of Old Line Bancshares. Consummation of the merger is contingent upon the approval of Old Line Bancshares’ and BYBK’s stockholders as well as receipt of all necessary regulatory and third party approvals and consents. We expect the merger to close during the second quarter of 2018. At September 30, 2017, BYBK had consolidated assets of approximately $652 million. Bay Bank has 11 banking locations located in its primary market areas of Baltimore City and Baltimore, Anne Arundel, Howard and Harford Counties in Maryland.

Location and Market Area

We consider our current market area to consist of the suburban Maryland counties of Anne Arundel, Calvert, Charles, Prince George’s, Montgomery, Frederick and St. Mary’s (Washington, D.C. suburbs) and Baltimore and Carroll (Baltimore City suburbs). The economy in our current market area has focused on real estate development, high technology, retail and the government sector.

Our headquarters and a branch are located at 1525 Pointer Ridge Place, Bowie, Prince George’s County, Maryland. A critical component of our strategic plan and future growth is a focus on Prince George’s and Montgomery Counties. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore City. We currently have six branch locations in Prince George’s County. As a result of the acquisition of WSB, we acquired the building located at 4201 Mitchellville Road, Bowie, Maryland, which houses our mortgage group. This loan production office primarily originates loans sold in the secondary market.

We opened a loan production office in Silver Spring, in Montgomery County, Maryland in 2013. We opened our first branch in Rockville, Maryland, in Montgomery County on November 10, 2015 and a second location, located in the Rockville Town Center, in June 2016. As a result of the DCB acquisition, we acquired three more locations in Montgomery County. These branches are located in Damascus, Clarksburg and Gaithersburg. Montgomery County is located just to the north of Washington, D.C., and is adjacent to Frederick, Howard and Prince George’s Counties in Maryland and Loudoun and Fairfax Counties in Virginia. Montgomery County is an important business and research center and is the third largest biotechnology cluster in the United States. The U.S. Department of Health and Human Services, the U.S. Department of Defense, and the U.S. Department of Commerce are among the top county employers. Several large firms are also based in the county, including Marriott International, Lockheed Martin, GEICO, Discovery Communications and the Travel Channel. Montgomery County has the 11th highest median household income in the U.S., and the third highest in the state of Maryland. 1

 ________________________

1 As reported by Wikipedia according to the 2012 American Community Survey prepared by the U.S. Census Bureau.

We currently have four branch offices and a loan production office located in Charles County, Maryland. Just 15 miles south of the Washington Capital Beltway, Charles County is the gateway to Southern Maryland. The northern part of Charles County is the “development district” where the commercial, residential and business growth is focused. Waldorf, White Plains and the planned community of St. Charles are located here. Charles County has the 15th highest median household income in the U.S., and the fifth highest in the state of Maryland.

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

We have two branches and a loan production office in St. Mary’s County and one branch and loan production office in Calvert County. On January 23, 2017, we celebrated the opening of our newest branch located in Leonardtown, Maryland. The town of Leonardtown is centrally located in St. Mary’s County. Leonardtown is home to the county courthouse, hospital, community college and governmental center. This office replaced the previous branch located in Callaway, Maryland. The unemployment rates in Calvert and St. Mary’s Counties are among the lowest in the state of Maryland and also consistently rank below the national average. Calvert County, located approximately 25 miles southeast of Washington, D.C., is one of several Maryland counties that comprise the Washington Metropolitan Area and is adjacent to Anne Arundel, Prince George’s, St. Mary’s and Charles Counties. Major employers in Calvert County include municipal and government agencies and Constellation Energy. St. Mary’s County is located approximately 35 miles southeast of Washington, D.C. It is adjacent to Charles and Calvert Counties and is home to the Patuxent River Naval Air Station, a major naval air testing facility on the east coast of the United States. Calvert and St. Mary’s Counties have the 19th and 21nd highest median household income in the U.S., respectively.

We have two branches in Baltimore County and two branches in Carroll County that we acquired in the Regal Bancorp acquisition. The market area with respect to these three branches consists of the Baltimore metropolitan statistical area, which comprises Baltimore City and Baltimore, Carroll, Howard, Harford, Anne Arundel, and Queen Anne Counties. The economy of the Baltimore metropolitan area constitutes a diverse cross-section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The largest employers in the Baltimore area include University System of Maryland, Johns Hopkins Hospital and Fort Meade. The Baltimore region is the 20th most populous area in the United States.

We currently have two branches in Frederick County that we acquired in the Damascus acquisition. Frederick County is located in the northern part of Maryland. Frederick County has experienced a rapid population increase in recent years. The county is sometimes associated with Western Maryland, depending on the definition used. It borders the southern border of Pennsylvania and the northeastern border of Virginia. Frederick County is ranked 8th in medium household income in the state of Maryland.

The pending acquisition of Bay Bank will expand our presence into Baltimore City, Baltimore County, Howard County and Harford County, Maryland. Bay Bank has 11 branch locations - three locations in Baltimore City and one each in Glen Burnie, Cockeysville, Lutherville, Perry Hall, Bel Air, Columbia, Arbutis and Pikesville, Maryland.

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

Residential Real Estate Lending. We offer a variety of consumer-oriented residential real estate loans. A portion of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 80%. We also offer fixed rate home improvement loans. Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%. We also consider the borrower’s length of employment and prior credit history in the approval process. Typically, we require borrowers to have a credit score of at least 640, except for loans originated for sale in the secondary market, as discussed below, and Veteran Administration loans, for which we require a credit score of at least 620. We do not originate subprime residential real estate loans.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single-family residential loans currently varies from $453,100 up to a maximum of $679,650 for certain high-cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $679,650. The Washington, D.C. and Baltimore areas are both considered high-cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans we originate for sale in the secondary market, we typically require a credit score of 620 or higher, with some exceptions provided we receive an approval recommendation from FannieMae, FreddieMac or FHA’s automated underwriting approval system.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held for sale.  The premium is recorded in income on marketable loans in non-interest income, net of commissions paid to the loan officers.

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

Old Line Bank generally makes land acquisition loans with terms of up to three years and loan to value ratios of up to 65%, and land development loans with terms of up to two years and loan-to-value ratios of up to 75%.

The primary loan-specific risks in land and land development lending are increases in local unemployment that decrease the demand for housing, deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors that creates a risk of default, and that an appraisal on the collateral is not reflective of the true property value. Portfolio risks include the condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

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

Our consumer loan portfolio, includes indirect loans, which consists primarily of auto and RV loans. These loans are financed through dealers and the dealers receive a percentage of the finance charge, which varies depending on the terms of each loan. We use the same underwriting standards in originating these indirect loans as we do for consumer loans.

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

Lending Limit. As of December 31, 2017, our legal lending limit for loans to one borrower was approximately $31.9 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce its credit exposure. However, this strategy may not always be available.

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

As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. We do use brokered deposits as a funding mechanism. Our primary source of brokered deposits is the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account and money market registry services, we have the ability to offer our customers access to FDIC insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network. At December 31, 2017, we do not have any brokered deposits as the balance of $4.0 million that was acquired in the WSB acquisition matured in 2017. We did not purchase brokered deposits during 2017.

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

Employees

As of December 31, 2017, we had 259 full time and 12 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good.

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

Old Line Bank

Old Line Bank is a Maryland-chartered trust company (with all of the powers of a commercial bank). Its primary federal regulator is the FDIC and it is subject to regulation, supervision and regular examination by the Commissioner and by the FDIC. The regulations of these agencies govern most aspects of Old Line Bank’s business, including required reserves against deposits, lending, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. In addition, Old Line Bank is subject to numerous federal, state and local laws and regulations that set forth specific requirements with respect to extensions of credit, credit practices, disclosure of credit terms, and discrimination in credit transactions.

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

Capital Adequacy Guidelines

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”).

There are two main categories of capital under the capital adequacy guidelines. Tier 1 capital generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock) and, in certain circumstances and subject to certain limitations, minority investments in certain subsidiaries, less goodwill and other non-qualifying intangible assets, and certain other deductions. Tier 2 capital consists of perpetual preferred stock that is not otherwise eligible to be included as Tier 1 capital, hybrid capital instruments, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for credit losses. Tier 2 capital is limited to the amount of Tier 1 capital. We have elected to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

In addition, subject to a transition schedule, the regulations limit a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase ratably each subsequent January 1, until it reaches 2.5% on January 1, 2019.

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required, to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized, as set forth in the next sentence. Pursuant to the Federal Deposit Insurance Corporation Improvement Act the agencies have established five capital tiers for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action regulations, a bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common equity Tier 1 risk-based capital ratio of 6.5% or greater; (iv), a Tier 1 leverage capital ratio of 5.0% or greater; and (v) is not subject to any written order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under certain circumstances, a bank regulatory agency may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the bank regulatory agency may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2017, Old Line Bank was “well capitalized” for this purpose and its capital exceeded all applicable requirements.

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Act (“FDIA”) requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Deposit Insurance Assessments

Old Line Bank’s deposits are insured by the FDIC generally up to a maximum of $250,000. The FDIC assesses deposit insurance premiums on all insured depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky to the deposit insurance fund paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits. Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Maryland Regulatory Assessment

The Commissioner assesses state chartered banks to cover the expense of regulating banking institutions. Old Line Bank’s asset size determines the amount of the assessment. In 2017, we paid $159 thousand to the Commissioner.

Transactions with Affiliates and Insiders

Federal and Maryland law impose restrictions on certain transactions between Maryland commercial banks and their insiders and affiliates. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank or the executive committee of the bank, if that committee is authorized to make loans. If the executive committee approves such a loan, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the law’s coverage. Under federal law, section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O govern extensions of credit made by a bank to its directors, executive officers, and principal stockholders (“insiders”). Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. Further, such extensions may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Extensions of credit in excess of certain limits must be also be approved by the board of directors. All of Old Line Bank’s loans to its and Old Line Bancshares’ executive officers, directors and greater than 10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation O.

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

Loans to One Borrower

Old Line Bank is subject to statutory and regulatory limits on the amount that it may lend to a single borrower or group of related borrowers. Generally, the maximum amount of total outstanding loans that Old Line Bank may have to any one borrower at any one time is 15% of Old Line Bank’s unimpaired capital and unimpaired surplus. Old Line Bank may lend an additional amount, equal to 10% of its unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion but generally does not include real estate.

Liquidity

Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equaled to at least 15% of its demand deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board’s Regulation D, which applies to all depository institutions. During 2017, amounts in transaction accounts above $16.0 million and up to $122.3 million were required to have reserves held against them in the ratio of 3% of such amounts. Amounts above $122.3 million required reserves of 10% of the amount in excess of $122.3 million. The Federal Reserve Board changes its reserve requirements on an annual basis and Old Line Bank is subject to new requirements for 2018. Old Line Bank was in compliance with its reserve requirements at December 31, 2017 and is in compliance with its current reserve requirements.

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

The Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC sends bank regulatory agencies lists of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If Old Line Bancshares or Old Line Bank finds a name on any transaction, account, or wire transfer that is on an OFAC list, they must freeze such account, file a suspicious activity report, and notify the appropriate authorities.

Consumer Protection Laws

Old Line Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and various state law counterparts. Further, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair, deceptive or abusive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC will examine Old Line Bank for compliance with CFPB rules and will enforce CFPB rules with respect to Old Line Bank.

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

Risk Factors Related to the Pending Merger with Bay Bancorp, Inc.

We may fail to realize all of the anticipated benefits of the merger. The success of the pending merger with BYBK, as discussed above under “Item 1 – Business,” will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with BYBK’s. To realize these anticipated benefits and cost savings, however, we must successfully combine the businesses of Old Line Bancshares and BYBK. If we are unable to do so, the anticipated benefits and cost savings of the merger may not be realized fully or at all or may take longer to realize than expected.

Old Line Bancshares and BYBK have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the loss of key depositors or other bank customers and the disruption of our and BKBY’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our and BKBY’s ability to maintain their relationships with their respective clients, customers, depositors and employees, which could have a negative impact on our ability to achieve the anticipated benefits of the merger. Integration efforts between the two companies may, to some extent, also divert management’s attention and resources. These integration matters could have an adverse effect on each of Old Line Bancshares and BYBK during such transition period.

The market price of our common stock may decline as a result of the merger. The market price of our common stock may decline as a result of the merger if we do not achieve the perceived benefits of the merger or the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts. In addition, upon completion of the merger, Old Line Bancshares and BYBK stockholders will own interests in a combined company operating an expanded business with a different mix of assets, risks and liabilities. Existing Old Line Bancshares and BYBK stockholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the combined company. The disposition of a large number of shares of our common stock after the merger, or the expectation that such sales may occur, could negatively affect the market price of our common stock.

The market price of our common stock after the merger may be affected by factors different from those affecting our shares currently. The businesses of Old Line Bancshares and BYBK differ and, accordingly, the results of operations of the combined company and the market price of the combined company’s shares of common stock may be affected by factors different from those currently affecting the independent results of operations and market prices of our common stock.

We are subject to business uncertainties while the merger is pending. Uncertainty about the effect of the merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of Old Line Bancshares and BYBK. These uncertainties may impair Old Line Bancshares’ and BYBK’s ability to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us or BYBK to seek to change existing business relationships with us or BYBK or fail to extend an existing relationship. In addition, competitors may target each company’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

Further, the pursuit of the merger and the preparation for the integration in connection therewith may place a burden on each of Old Line Bancshares’ and BYBK management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations both before and after consummation of the merger.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits. We have incurred substantial expenses in connection with the execution of the merger agreement and the merger. The completion of the merger depends on the satisfaction of specified conditions, including the receipt of required regulatory approvals and the requisite approval of the stockholders of Old Line Bancshares and BYBK. There is no guarantee that these conditions will be met. If the merger is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits for which these expenses were incurred.

Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated. Before the merger may be completed, we must obtain various regulatory approvals. The required regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the merger or require changes to the terms of the merger that are not anticipated or that have a material adverse effect. Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting our revenues following the merger, any of which might have a material adverse effect on us following the merger. If the consummation of the merger is delayed, including by a delay in receipt of necessary regulatory approvals, our business, financial condition and results of operations may also be materially adversely affected.

Failure to complete the merger could negatively impact our stock price, business and financial results. If the merger is not completed, our business be adversely affected and we will be subject to several risks, including the following:

•	We may be required, under certain circumstances, to pay BYBK a termination fee of $5,076,000 under the merger agreement;

•	We will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees; and

•	Matters relating to the merger may require substantial commitments of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to Old Line Bancshares as an independent company.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our stockholders, customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the merger agreement.

If the merger is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially affect our business, financial results and stock price.

Pending litigation related to the merger may delay or prevent the merger and could us to incur significant costs and expenses. Adam Franchi, both individually and on behalf of a putative class of BYBK’s stockholders, filed a complaint in the United States District Court for the District of Maryland against BYBK and its directors as well as Old Line Bancshares. The complaint asks the Court, among other things, to enjoin the parties from proceeding with the merger based, primarily, on allegations that the version of the joint proxy statement/prospectus that was filed with the SEC on November 22, 2017 omitted certain material information in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder. If the merger is consummated prior to the time these claims are adjudicated, then the plaintiff has asked the Court to rescind the merger and set it aside or award rescissory damages. This litigation could delay or even prevent the merger and has caused Old Line Bancshares and BYBK to incur, and will likely cause Old Line Bancshares and BYBK to incur additional, significant legal fees and other costs to defend the claims, which could adversely impact the financial condition and results of operations of BYBK and Old Line Bancshares, both before and after the merger. No assurance can be given that Old Line Bancshares, BYBK or the directors of BYBK will be successful in the defense of these claims.

BYBK’s loan portfolio is concentrated in commercial and real estate and in certain geographic areas. BYBK’s commercial loans, including commercial real estate loans and commercial and industrial loans, totaled $312 million as of September 30, 2017, or 59% of its loan portfolio, while its residential real estate loans totaled $145 million, or 28% of its loan portfolio. Additionally, its construction loans totaled $29 million as of September 30, 2017, or 6% of its loan portfolio. Approximately 98% of BYBK’s loans were originated in Maryland. Commercial lending generally carries a higher degree of credit risk than do residential mortgage loans because of several factors including larger loan balances, dependence on the successful operation of a business or a project for repayment, or loan terms with a balloon payment rather than full amortization over the loan term. Further, any weakness in the real estate market could adversely affect Bay Bank’s customers, which in turn could adversely impact its loan portfolio.

An increase in non-performing loans could result in a loss of earnings from these loans, an increase in the provision for loan losses and an increase in charge-offs, all of which could have a material adverse effect on the financial condition and results of operations of BYBK and, upon consummation of the merger, of Old Line Bancshares.

Risk Factors Related to Old Line Bancshares’ Business

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other potential losses. We are subject to certain operational risks including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud, cybersecurity breaches, and catastrophic failures resulting from terrorist acts or natural disasters. We rely heavily on data processing, software, communications and information systems on a variety of computing platforms and networks and over the Internet to conduct our business. Despite instituted safeguards, we cannot be certain that that all of our systems and our network infrastructure are entirely free from vulnerability to attack or other technological difficulties or failures.

Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by Internet problems, other users or unrelated third parties. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, and inhibit current and potential customers from using our Internet banking services, any or all of which could have a material adverse effect on our results of operations and financial condition. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. While we do not believe we have experienced a material cyber-security breach, we experience periodic threats to our data, systems and networks, including cyber-attacks, malware and computer virus attacks, malicious code, phishing attacks, attempted unauthorized access of accounts and attempts to disrupt our systems. Our clients’ devices, from which they may access our Internet banking services [or mobile apps], are also subject to the same threats. Such threats are likely to continue, and may result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. We may incur increasing costs in an effort to minimize these risks, and could be held liable for, lose business and suffer reputational damage as a result of any security breach or loss. We periodically review our security protocols and, as necessary, add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. These precautions may not, however, be effective in preventing such breaches, damage or failures. We continue to monitor developments in this area and consider whether additional protective measures are necessary or appropriate, and we have obtained insurance protection intended to cover losses due to network security breaches; there is no guarantee, however, that such insurance would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

We have a comprehensive policy related to cybersecurity risks, and cybersecurity incidents are reported quarterly to our risk committee, which consists of members of both management and our board of directors. In the event of a material breach, damage or failure of our computer system or network, we will issue the appropriate disclosures. Any system failure could have a material adverse effect on our financial condition and results of operations.

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

Adverse changes in economic conditions could adversely affect our business, results of operations and financial condition. Our business and earnings are affected by general business conditions in the United States as well as in our local market area. Changes in prevailing economic conditions, including declining real estate values, changes in interest rates that may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results. We continue to operate in a challenging and uncertain economic environment. Since the recession ended almost nine years ago, economic growth has been slow by historic standards and uneven. Further, the current expansion is already the third longest in U.S. history, and many economists believe that the risk of a recession in the medium-term (2019-2020) is increasing. A return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the demand for our products and services, the value of our loans and investments, and our ongoing operations, costs and profitability. In any case, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future. Economic uncertainties even outside a recession, including concerns about U.S. debt levels and related governmental actions, tariffs on imports into the United States, Congress’ inability to pass yearly budgets, and cuts in government spending, may negatively impact economic conditions going forward. A return to elevated levels of unemployment, declines in the values of real estate, or other events that negatively affect household and/or corporate incomes may result in higher than expected loan delinquencies, increases in our nonperforming and criticized classified assets and a decline in demand for our products and services. Any of these events may cause us to incur losses and may adversely affect our financial condition and results of operations.

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

A worsening of credit markets and economic conditions could adversely affect our liquidity. Old Line Bank must maintain sufficient liquidity to ensure cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes. We obtain funding through deposits and various short term and long term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and others. Economic uncertainty and disruptions in the financial system may adversely affect our liquidity. Dramatic declines in the housing market and falling real estate prices coupled with increased foreclosures and unemployment, resulted in significant asset value write downs by financial institutions during and after the last U.S. recession, including government sponsored entities and investment banks. These investment write downs caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity. To mitigate this risk, we closely monitor our liquidity and maintain a line of credit with the FHLB and have received approval to borrow from the Federal Reserve Bank of Richmond.

Our concentrations of loans in various categories may also increase the risk of credit losses. We currently invest more than 25% of our capital in various loan types and industry segments, including commercial real estate loans and loans to the hospitality industry (hotels/motels). While declines in the local commercial real estate market following the last recession have not caused the collateral securing our loans to exceed acceptable loan to value ratios, a deterioration in the commercial real estate market could cause deterioration in the collateral securing these loans and/or a decline in our customers’ earning capacity. This could negatively impact us. Although we have made a large portion of our hospitality loans to long-term, well-established operators in strategic locations, a decline in the occupancy rate in these facilities could negatively impact their earnings. This could adversely impact the operators’ ability to repay their loans, which would adversely impact our net income.

Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and growth strategy, and we may be adversely affected by changes in laws and regulations. The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy, ability to attract and retain personnel and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The cost of compliance with regulatory requirements could adversely affect our ability to operate profitably. Further, if we are not in compliance with such requirements, we could be subject to fines or other regulatory action that could restrict our ability to operate or otherwise have a material adverse effect on our business and financial condition. Although we believe we are in material compliance with all applicable regulations, it is possible there are violations of which we are unaware that could be discovered by our regulators in the course of an examination or otherwise, which could trigger such fines or other adverse consequences.

In addition, because regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal or state regulation of financial institutions may change in the future and impact our operations. In light of the performance of and government intervention in the financial sector, there may be significant changes to the banking and financial institutions’ regulatory agencies in the future. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the services and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors.

Non-Compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions. Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government has previously imposed laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, we cannot assure you that these policies and procedures will be effective in preventing violations of these laws and regulations

Requirements to hold more capital could have a material adverse impact on us. The impact of the revised capital rules on our financial condition and operations is uncertain but could be materially adverse. In July 2013, the Federal Reserve Board adopted a final rule for the Basel III capital framework. These rules substantially amended the regulatory risk-based capital rules applicable to us and increased the minimum levels of capital we are required to hold, as discussed in “Item 1. Business – Supervision and Regulation – Capital Adequacy Guidelines.” The rules apply to Old Line Bancshares as well as to the Bank. These rules include a capital conservation buffer that phases in over a period of years that began in 2016 and will become fully effective in 2019. Failure to satisfy the additional capital requirements of the capital conservation buffer will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. The rules establish a maximum percentage of eligible retained income that may be utilized for such actions if the capital requirements of the buffer are not fully satisfied. Beginning January 1, 2018, our capital requirements with the applicable capital conservation buffer are (i) a common equity Tier 1 risk-based capital ratio of 6.375%, (ii) a Tier 1 risk-based capital (common Tier 1 capital plus Additional Tier 1 capital) ratio of 7.875% and (iii) a total risk-based capital ratio of 9.875%. The capital conservation buffer does not apply to our leverage ratio requirement, which will remain at 4.0%. Once the capital conservation buffer is fully phased in on January 1, 2019, the resulting requirements will be a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. These increased capital requirements may have a material adverse impact on our liquidity and results of operations, or the failure to satisfy such requirements may result in our inability to pay dividends on or repurchase shares of our common stock, which could also negatively impact the market price for our stock, and may negatively impact our ability to retain personnel if our ability to pay retention bonuses is compromised.

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

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny. The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2017 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

We depend on the accuracy and completeness of information about our clients and counterparties and our financial condition could be adversely affected if we rely on misleading information. In deciding whether to extend credit or to enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information, which we do not independently verify as a matter of course. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with Accounting principles generally accepted in the United States (“U.S. GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with U.S. GAAP or are materially misleading.

We may be adversely affected by the soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by Old Line Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to Old Line Bank. Any such losses could have a material adverse effect on our financial condition and results of operations.

Because we serve a limited market area in Maryland, we are susceptible to economic downturns in our market area. Our lending and deposit operations are concentrated in the suburban Maryland counties of Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Prince George’s, St. Mary’s and Frederick. If the pending merger with BYBK is consummated this market area will expand into Baltimore City and Baltimore, Harford and Howard Counties, Maryland, and we may expand into contiguous counties at some point in the future. Broad geographic diversification, however, is not currently part of our community bank focus. As a result, our success depends in part on economic conditions in our market area. Adverse changes in economic conditions in our primary market area could reduce our deposit base and demand for our services and products and negatively impact growth in our loans and deposits, impair our ability to collect on our outstanding loans, increase credit losses, problem loans and charge-offs, and otherwise negatively affect our performance and financial condition. Declines in real estate values could cause some of our residential and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral. In addition, adverse changes in economic conditions in and around our market area may more severely impact our business and financial condition than our larger, more geographically diverse competitors. In particular, due to the proximity of our market area to Washington, D.C., decreases in spending by the Federal government or threatened cuts to Federal government employment could impact us to a greater degree than banking companies that serve a larger or a different geographical area. Our larger competitors, for example, serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area. Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

We originate and retain in our portfolio residential mortgage loans. A downturn in the local real estate market and economy could adversely affect our earnings. Our loan portfolio includes residential mortgage loans that we originate. Although the local real estate market and economy in our market areas have performed better than many other markets during the past few years, a downturn could cause higher unemployment; and more delinquencies, and could adversely affect the value of properties securing our loans. In addition, the real estate market may take longer to recover or not recover to previous levels. These risks increase the probability of an adverse impact on our financial results as fewer borrowers would be eligible to borrow and property values could be below necessary levels required for adequate coverage on the requested loan.

Changes in tax laws may negatively impact our financial performance. Changes in tax laws contained in the Tax Cuts and Jobs Act (“TCJA”), which was enacted in December 2017, contain a number of provisions that could have an impact on the banking industry, borrowers and the market for single family residential and multifamily residential real estate. Among the changes are: lower limits on the deductibility of mortgage interest on single family residential mortgages; limitations on deductibility of business interest expense; and limitations on the deductibility of property taxes and state and local income taxes. Such changes may have an adverse effect on the market for and valuation of single family residential properties and multifamily residential properties, as well as on the demand for such loans in the future. If home ownership or multifamily residential property ownership become less attractive, demand for mortgage loans would decrease, which could have a material adverse effect on our residential mortgage originations and loan resales and as a result our revenues, net income, operating results and financial condition. In addition, the value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could adversely affect our business, financial condition and results of operations.

We are subject to liquidity risks. Market conditions could negatively affect the level or cost of available liquidity, which would affect our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Deposits are our primary source of funding, but this is supplemented by FHLB advances and other borrowings. A significant decrease in our deposits, an inability to renew FHLB advances or access other borrowings, an inability to obtain alternative funding to deposits or our other traditional sources of funds, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.

We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations and our business could suffer. Our success depends substantially on the skills and abilities of our executive management team, including James W. Cornelsen, President and Chief Executive Officer, Jack Welborn, Executive Vice President and Chief Lending Officer, John Miller, Executive Vice President and Chief Credit Officer, Mark A. Semanie, Executive Vice President, Chief Operating Officer and Elise M. Hubbard, Executive Vice President and Chief Financial Officer. Although we have entered into employment agreement with Messrs. Cornelsen, Miller and Semanie, the existence of such agreements does not assure that we will retain their services. These executives provide valuable services to us and would be difficult to replace.

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

Our growth and expansion strategy may not be successful. Our ability to grow depends upon our ability to attract new deposits, identify loan and investment opportunities and maintain adequate capital levels. We may also grow through acquisitions of existing financial institutions or branches thereof, as we are doing with the pending merger with BYBK. There are no guarantees that our expansion strategies will be successful. Also, in order to effectively manage our anticipated and/or actual loan growth we have made and may continue to make additional investments in equipment and personnel, which could increase our non-interest expense. If we grow too quickly and are not able to control costs and maintain asset quality, such growth could materially and adversely affect our financial performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We maintain an allowance for loan losses that we believe is adequate for absorbing any potential losses in our loan portfolio. Our management, through a periodic review and consideration of the loan portfolio, determines the amount of the allowance for loan losses. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses with certainty. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, our earnings will suffer.

As of December 31, 2017, commercial and industrial and commercial real estate mortgage loans comprise approximately 78.21% of our loan portfolio. It is more difficult to estimate loan losses for these types of loans as compared to, for example, residential mortgage loans. Further, these types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans. A deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will become effective for us on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

We have relatively limited experience with the performance of loans acquired in our recent acquisitions of DCB and Regal Bancorp, and will have no experience with the performance of the loans we acquire in the BYBK merger. Certain of our estimates related to accounting for acquired loans may differ from actual results. We acquired DCB in July 2017 and Regal Bancorp in December 2015, and expect to complete our acquisition of BYBK during the second quarter of 2018. It is difficult to assess the future performance of loans recently added to our portfolio as part of these recent acquisitions, and will be difficult to assess the future performance of loans that will be added to our portfolio in the BYBK acquisition, because our relatively limited experience with such loans does not and will not provide us with a significant history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

In addition, under generally accepted principles for business combinations, there is no loan loss allowance initially recorded for acquired loans, which are recorded at net fair value on the acquisition date. This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality. These estimates are based on projections of expected cash flows for these problem loans, which in many cases rely on estimates deriving from the liquidation of collateral.

If the estimates we make and have made regarding the performance of loans we have acquired are inadequate, the fair value estimates may exceed the actual collectability of the balances, and this may result in the related loans being considered by us as impaired, which would result in a reduction in interest income. The tangible book value we measure is based in part on these estimates, and if fair value estimates differ from actual collectability, then subsequent earnings may also differ from original estimates. Measures of tangible book value and earnings impact of business combinations are frequently used in evaluating the merits and value of business combinations. Numerous assumptions and estimates are integral to purchased loan accounting, and actual results could be different from prior estimates.

Our profitability depends on interest rates and changes in monetary policy may impact us. Our results of operations depends to a large extent on our “net interest income,” which is the difference between the interest income received from our interest earning assets, such as loans and investment securities, and the interest expense incurred in connection with our interest bearing liabilities, such as interest on deposit accounts. Interest rates, because they are influenced by, among other things, expectations about future events, including the level of economic activity, federal monetary and fiscal policy, and geopolitical stability, are not predictable or controllable. Additionally, competitive factors heavily influence the interest rates we can earn on our loan and investment portfolios and the interest rates we pay on our deposits. Community banks are often at a competitive disadvantage in managing their cost of funds compared to the large regional, super-regional or national banks that have access to the national and international capital markets. These factors influence our ability to maintain a stable net interest margin.

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

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has among other things kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve Board continues to increase the federal funds rate in the near term, as is expected, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic growth. In addition, an increase in interest rates may, among other things, reduce loan demand and our ability to originate loans (which would also decrease our ability to generate noninterest income through the sale of loans into the secondary market), and make it more difficult for borrowers to repay adjustable-rate loans or otherwise decrease loan repayment rates. Further, as market interest rates rise, we may experience competitive pressures to increase the rates we pay on deposits. Because interest rates we pay on our deposits could be expected to increase more quickly than the increase in the yields we earn on our interest-earning assets, our net interest income would be adversely affected. In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our business borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the interest rates on existing loans and securities.

We face substantial competition that could adversely affect our growth and operating results. We operate in a competitive market for financial services and face intense competition from other financial institutions both in making loans and in attracting deposits. Many of these financial institutions have been in business for many years, are significantly larger, and have established customer bases and greater financial resources and lending limits than we do, and are able to offer certain products and services that we are not able to offer. There are also a number of smaller community-based banks that pursue operating strategies similar to ours.

We expect competitive pressures to continue to build as a result of legislative, regulatory and technological changes and as the financial services industry continues to consolidate. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks; we expect competition to increase in this regard as additional non-bank investment and financial services options for consumers become available and consumers become increasingly comfortable using such alternatives. Competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and if we cannot attract deposits and make loans at a sufficient level, our operating results will suffer, as will our opportunities for growth.

Furthermore, competition in the banking and financial services industry is coming not only from traditional competitors but from technology-oriented financial services (“FinTech”) companies, which are subject to limited regulation. They offer user friendly front-end, quick turnaround times for loans and other benefits. While we are considering the possibility of developing relationships with FinTech companies for efficiency in processing and/or as a source of loans and other, we cannot limit the possibility that our customers or future prospects will work directly with a FinTech company instead. This could impact our growth and profitability going forward.

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

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk. Our investment securities portfolio is subject to risks beyond our control that may significantly influence its fair value. These include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required us to base their fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio. Investment securities that previously were determined to be other-than-temporarily impaired could require further write-downs due to continued erosion of the creditworthiness of the issuer. Write-downs of investment securities would negatively affect our earnings and regulatory capital ratios.

Further, we have designated all of our investment securities portfolio (or 10.4% of total assets) at December 31, 2017 as available for sale. We “mark to market” temporary unrealized gains and losses in the estimated value of the available for sale portfolio and reflect this adjustment as a separate item in stockholders’ equity, net of taxes. As of December 31, 2017, we had temporary unrealized losses in our available for sale portfolio of $2.3 million (net of taxes). If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity. Further, adverse changes in economic conditions could cause municipalities to report budget deficits and companies continue to report lower earnings, as happened in the last recession. Any such budget deficits and lower earnings could cause temporary and other than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.

Impairment in the carrying value of goodwill could negatively impact our earnings. At December 31, 2017, goodwill totaled $25.0 million. We expect to recognized approximately $54.7 million in additional goodwill in connection with the pending acquisition of BYBK. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the relevant acquisition. Goodwill is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in our business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analysis, we determined that the fair value of our reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2017.

Risks Related to our Common Stock

We may issue shares of common stock in the future in connection with acquisitions or otherwise, and any such issuances could be at varying prices and dilute your ownership of Old Line Bancshares. We may use our common stock to acquire other companies or to make investments in banks and other complementary businesses in the future. We may also issue common stock, or securities convertible into common stock, through public or private offerings, in order to raise additional capital in connection with future acquisitions, to satisfy regulatory capital requirements or for general corporate purposes. We have an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (“SEC”) pursuant to which we may, from time to time, sell up to an aggregate of $100 million of our common stock, preferred stock, warrants, units and debt securities. The existence of such shelf registration statement allows us to sell securities quickly from time to time as market conditions warrant. Any such common stock issuances, or issuance of other securities under which shares of common stock may be issued, could be dilutive to our other stockholders.

Our future acquisitions, if any, may cause us to become more susceptible to adverse economic events. While we currently have no agreements to acquire additional financial institutions, other than BYBK, we may do so in the future if an attractive acquisition opportunity arises that is consistent with our business plan. Any future business acquisitions could be material to us, and the degree of success achieved in acquiring and integrating these businesses into Old Line Bancshares could have a material effect on the value of our common stock. In addition, any acquisition could require us to use substantial cash or other liquid assets or to incur debt. In those events, we could become more susceptible to future economic downturns and competitive pressures.

We face limits on our ability to lend. The amount of our capital limits the amount that we can loan to a single borrower. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2017, we were able to lend approximately $31.9 million to any one borrower. This amount is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

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

The market price of our common stock can be volatile. Stock price volatility may make it more difficult for an investor to resell our common stock when desired and at attractive prices. The market price of our common stock can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts or others in the industry;

•	changes in the regulatory or legal environment in which we operate;

•	news reports or other publicity relating to Old Line Bancshares or our competitors or relating to trends in our industry;

•	perceptions in the marketplace regarding Old Line Bancshares and/or its competitors;

•	future sales of common stock;

•	the announcement of a significant acquisition or business combination, strategic partnership, joint venture or capital commitment by or involving Old Line Bancshares or its competitors; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events in the U.S. or globally, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

Shares of our common stock are equity interests and therefore subordinate to our existing and future indebtedness and preferred stock we may issue in the future. Shares of our common stock are equity interests in Old Line Bancshares and do not constitute indebtedness. As such, shares of our common stock rank junior to all indebtedness and other non-equity claims on us with respect to assets available to satisfy claims, including upon its liquidation. Holders of our common stock are also subject to the prior dividend and liquidation rights of any holders of its preferred stock that we may issue in the future.

In addition, our right to participate in any distribution of assets of any of our subsidiaries, including Old Line Bank, upon the subsidiary’s liquidation or otherwise, and thus our stockholders’ ability to benefit indirectly from such distribution, will be subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our common stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries.

Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends. Old Line Bancshares are a separate and distinct legal entity from Old Line Bank, and it receives substantially all of its revenue from dividends from Old Line Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that Old Line Bank may pay to Old Line Bancshares. In the event Old Line Bank is unable to pay dividends to Old Line Bancshares, Old Line Bancshares may not be able to service debt, pay obligations or pay dividends on our common stock. The inability to receive dividends from Old Line Bank could have a material adverse effect on Old Line Bancshares’ business, financial condition and results of operations.

We may need to raise additional capital in the future. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected. We may need to raise additional capital in the future to fund our growth and acquisition activities. Any sale of additional equity or debt securities may result in dilution to our stockholders. Public or private financing may not be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to delay, reduce the scope of, or eliminate our growth and acquisition activities, which could adversely affect our business, financial condition and operating results.

Anti-takeover provisions could adversely affect our stockholders. Federal and Maryland banking laws, including regulatory approval requirements, and provisions contained in our articles of incorporation and bylaws, could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. For example, our articles of incorporation authorizes our board of directors to determine the designation, preferences, limitations and relative rights of unissued preferred stock, without any vote or action by stockholders. As a result, our board of directors could authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock or with other terms that could impede the completion of a merger, tender offer or other takeover attempt. In addition, certain provisions of Maryland law, including a provision that restricts certain business combinations between a Maryland corporation and certain interested stockholders, may delay, discourage or prevent an attempted acquisition or change in control of Old Line Bancshares that some or all of our stockholders might consider to be desirable. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult and expensive for holders of our common stock to elect directors other than the candidates nominated by our board of directors or otherwise remove existing directors and management, even if current management is not performing adequately. As a result, efforts by our stockholders to change our direction or management may be unsuccessful.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, we operate a total of 28 branch locations and nine loan production offices. Our headquarters, as discussed above, is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County. We also own the property and building located at 4201 Mitchellville Road, Bowie, Maryland, which we acquired in our acquisition of WSB Holdings.

On January 23, 2017, we opened our branch, located in Leonardtown, Maryland, and subsequently closed the branch located in Callaway, Maryland. Additionally, in June 2017, we expanded our presence in Prince George’s County with the opening of a branch in Riverdale, Maryland.

In February 2018, we opened a new loan origination office in Towson, Maryland. Also, in February 2018, we closed our College Park, Maryland location and merged the office with the loan origination department located at our Bowie headquarters.

The following table sets forth information about the properties we own or lease at December 31, 2017.

Legacy Properties
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Annapolis Suite 100	2530 Riva Road, Annapolis, Maryland	9/2011	3,899	$13,182	10yrs 7mos	(2) 5 years
Annapolis Suite 404	2530 Riva Road, Annapolis, Maryland	6/2015	2,394	$6,017	6yrs 1mos	n/a
Bowie	1525 Pointer Ridge Place Bowie, Maryland	6/2006	38,631	Owned
Clinton	7801 Old Branch Avenue Clinton, Maryland	9/2002	2,550	$3,024	10 years	(3) 5 years
College Park(1) Suite 101	9658 Baltimore Avenue College Park, Maryland	3/2008	1,916	$6,524	10 years	(2) 5 years
College Park(1) Suite 450	9685 Baltimore Avenue College Park, Maryland	7/2005	2,230	$5,427	10 years	(2) 5 years
Waldorf - Crain Highway	2995 Crain Highway Waldorf, Maryland	6/1999	8,044	Owned
Crofton	1641 Maryland Route 3 N, Suite 109 Crofton, Maryland	7/2009	2,420	$8,304	10 years	(3) 5 years
Fairwood	12100 Annapolis Road, Suite 1 Glen Dale, Maryland	10/2009	2,863	Owned
Greenbelt	6421 Ivy Lane Greenbelt, Maryland	9/2009	33,000	$10,137	30 years	(2) 10 years
Leonardtown	23152 Newtowne Neck Road Leonardtown, Maryland	1/2017	2,505	Owned
Riverdale	6611 Baltimore Avenue, Suite 3C Riverdale Park, Maryland	6/2017	2,860	$11,917	10 years	(2) 5 years
Rockville Pike	1801 Rockville Pike, Suite 100 Rockville, Maryland	11/2015	3,251	$10,060	5 years	(3) 5 years
Rockville Town Center	196A East Montgomery Avenue Rockville, Maryland	6/2016	2,142	$9,469	10 years	(2) 5 years
Silver Spring	12501 Prosperity Drive, Suite 215 Silver Spring, Maryland	3/2013	2,131	$4,399	3 years 2 mos	(1) 3 years

Properties Acquired April 1, 2011
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bryans Road	7175 Indian Head Highway Bryans Road, Maryland	5/1964	3,711	Owned
California	22741 Three Notch Road California, Maryland	4/1985	3,366	$6,751	5 years	(2) 5 years
Fort Washington	12740 Old Fort Road Fort Washington, Maryland	2/1973	2,800	$6,300	5 years	(1) 5 years
La Plata	101 Charles Street, Suite 102 La Plata, Maryland	4/1974	2,910	$9,507	15 years	(3) 10 years
Waldorf - Leonardtown Road	3135 Leonardtown Road Waldorf, Maryland	6/1963	7,076	Owned
Prince Frederick	691 Prince Frederick Boulevard Prince Frederick, Maryland	8/1999	3,400	$10,895	20 years	N/A
Waldorf Operations	3220 Old Washington Road Waldorf, Maryland	12/1988	21,064	Owned

Properties Acquired May 10, 2013
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bowie	4201 Mitchellville Road Bowie, Maryland	4/1997	43,600	Owned
Millersville	676 Old Mill Road Millersville, Maryland	8/2005	1,795	$7,500	5 years	(2) 5 years

Properties Acquired December 4, 2015
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Hunt Valley	10620 York Road Hunt Valley, Maryland	6/2005	6,160	$14,419	20 years	(4) 5 years
Owings Mills	25 Crossroads Drive, Suite 10 Owings Mills, Maryland	8/2011	1,500	$4,478	5 years	(3) 5 years
Westminster	1046 Baltimore Boulevard Westminster, Maryland	12/2001	3,391	$7,436	20 years	(1) 10 years

Properties Acquired July 29, 2017
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Airpark	7601 - I Airpark Road Gaithersburg, Maryland	2/2016	1,440	$2,522	5 years	(3) 5 years
Clarksburg	23400 Frederick Road Clarksburg, Maryland	2/2000	2,892	Owned
Damascus	26500 Ridge Road Damascus, Maryland	7/1988	18,016	Owned
Damascus Mortgage	26437 Ridge Road, Suite 3 Damascus, Maryland	10/2015	2,500	$4,356	5 years	(1) 5 years
Frederick	5010 Buckeystown Pike, Suite 112 Frederick, Maryland	1/2017	1,401	$3,607	5 years	(1) 5 years
Green Valley	11801 Fingerboard Road, Suite Monrovia, Maryland	11/2004	1,200	$1,480	3 years	(2) 3 years
Mount Airy	201 East Ridgeville Boulevard Mount Airy, Maryland	8/2009	2,178	Owned

(1) Location closed effective February 2018

Item 3. Legal Proceedings

As discussed in “Item 1A. Risk Factors” above, on December 14, 2017, Adam Franchi, both individually and on behalf of a putative class of BYBK’s stockholders, filed a complaint in the United States District Court for the District of Maryland against BYBK and its directors as well as Old Line Bancshares. The complaint asks the Court, among other things, to enjoin the parties from proceeding with the merger based, primarily, on allegations that the version of the joint proxy statement/prospectus that was filed with the SEC on November 22, 2017 omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. If the merger is consummated prior to the time these claims are adjudicated, then the plaintiff has asked the Court to rescind the merger and set it aside or award rescissory damages.

In addition, from time to time we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings, other than as discussed above, the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Prices

Our common stock trades on the Nasdaq Capital Market under the trading symbol “OLBK.” The table below shows the high and low sales prices of our common stock. The quotations reflect interdealer prices, without retail mark up, mark down, or commission, and may not represent actual transactions.

	Sale Price Range
2017	High	Low
First Quarter	$29.26	$23.65
Second Quarter	29.90	26.49
Third Quarter	29.47	26.01
Fourth Quarter	30.94	26.98
2016
First Quarter	$18.98	$16.75
Second Quarter	19.64	17.11
Third Quarter	20.09	17.75
Fourth Quarter	25.99	18.91

At December 31, 2017, there were 12,508,332 shares of our common stock issued and outstanding held by approximately 1,719 stockholders of record. There were 327,574 shares of common stock issuable on the exercise of outstanding stock options, 286,555 of which were issuable pursuant to options currently exercisable. The remaining shares are issuable pursuant to options that are exercisable as follows:

Date Exercisable	# of Shares
2/24/2018	14,043
2/25/2018	11,266
10/22/2018	1,667
2/24/2019	14,043
Total	41,019

Dividends

We have paid the following dividends on our common stock during the years indicated:

	2017	2016
March	$0.08	$0.06
June	0.08	0.06
September	0.08	0.06
December	0.08	0.06
Total	$0.32	$0.24

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

Issuer Purchases of Equity Securities

As reflected in the following table there were no share repurchases by Old Line Bancshares during the quarter ended December 31, 2017:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

October 1 - December 31, 2017	—	—	339,237	160,763

________________________

(1)	On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock. As of December 31, 2017, 339,237 shares had been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

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

December 31,	2017	2016	2015	2014	2013
	(Dollars in thousands except per share data)
Earnings and dividends:
Interest income	$73,613	$60,465	$51,453	$45,603	$44,263
Interest expense	11,499	7,525	4,864	3,900	4,202
Net interest income	62,114	52,940	46,589	41,703	40,061
Provision for loan losses	955	1,585	1,311	2,827	1,504
Non-interest income	7,801	8,256	6,845	5,957	8,870
Non-interest expense	44,843	39,643	36,276	35,046	36,077
Income taxes	8,153	6,813	5,382	2,694	3,602
Net income	15,964	13,155	10,464	7,093	7,747
Less: Net loss attributable to the non-controlling interest	—	—	(4)	(37)	(92)
Net income available to common stockholders	15,964	13,155	10,468	7,130	7,839
Per common share data:
Basic earnings	$1.38	$1.21	$0.98	$0.66	$0.87
Diluted earnings	1.35	1.20	0.97	0.65	0.86
Dividends paid	0.32	0.24	0.21	0.18	0.16
Common stockholders book value, period end	16.61	13.81	13.31	12.51	11.71
Common stockholders tangible book value, period end	14.10	12.59	12.00	11.38	10.50
Average common shares outstanding
Basic	11,588,045	10,837,939	10,647,986	10,786,017	9,044,844
Diluted	11,799,184	10,997,485	10,784,323	10,935,182	9,149,200
Common shares outstanding, period end	12,508,332	10,910,915	10,802,560	10,810,930	10,777,113
Balance Sheet Data:
Total assets	$2,105,613	$1,709,020	$1,510,089	$1,227,519	$1,167,223
Total loans, less allowance for loan losses	1,700,765	1,369,594	1,155,147	931,121	849,263
Total investment securities	218,353	199,505	194,706	161,680	172,170
Total deposits	1,652,903	1,325,881	1,235,880	1,015,739	974,359
Stockholders’ equity	207,727	150,667	143,989	135,264	126,249
Performance Ratios:
Return on average assets	0.84%	0.83%	0.79%	0.60%	0.74%
Return on average stockholders’ equity	8.53%	8.83%	7.54%	5.45%	7.80%
Total ending equity to total ending assets	9.87%	8.82%	9.54%	11.02%	10.82%
Average equity to average total assets	9.86%	9.37%	10.49%	10.95%	9.50%
Net interest margin(1)	3.69%	3.79%	4.08%	4.15%	4.53%
Dividend payout ratio for period	23.50%	19.79%	21.47%	27.23%	19.02%
Asset Quality Ratios:
Allowance to period-end loans	0.35%	0.45%	0.43%	0.46%	0.58%
Non-performing assets to total assets	0.18%	0.59%	0.56%	0.65%	1.27%
Non-performing loans to allowance for loan losses	31.76%	103.04%	120.04%	121.61%	178.91%
Capital Ratios:
Tier 1 risk-based capital	9.6%	9.5%	10.7%	12.3%	12.0%
Total risk-based capital	11.8%	12.3%	11.1%	12.7%	12.5%
Leverage capital ratio	8.8%	8.6%	9.1%	9.9%	9.3%
Common Equity Tier 1	9.4%	9.2%	10.7

________________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating—Reconciliation of Non-GAAP Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate a general commercial banking business, accepting deposits and making loans and investments.

The following highlights contain financial data and events that have occurred during 2017:

•	The merger with DCB became effective on July 28, 2017, resulting in total assets of $2.1 billion.

•	Net income available to common stockholders increased $2.8 million or 21.35% to $16.0 million, or $1.38 per basic and $1.35 per diluted share, for the twelve month period ended December 31, 2017, from $13.2 million, or $1.21 per basic and $1.20 per diluted share, for the twelve months ended December 31, 2016.

•	Net loans held for investment increased $335.2 million, or 24.62%, during the twelve months ended December 31, 2017, bringing the balance to $1.7 billion at December 31, 2017 compared to $1.4 billion at December 31, 2016. This increase is the result of the acquisition of DCB and, to a lesser extent, organic growth. Excluding the DCB acquisition, net loans held for investment during 2017 grew $118.1 million.

•	Average gross loans increased $277.9 million, or 22.28%, during the twelve month period ended December 31, 2017, to $1.5 billion from $1.2 billion for the twelve months ended December 31, 2016. This increase is the result of the acquisition of DCB and, to a lesser extent, organic growth.

•	Total assets increased $396.6 million, or 23.21%, since December 31, 2016, with the majority of the increase resulting from the DCB acquisition.

•	Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.84% and 8.53%, respectively, for the twelve months ended December 31, 2017, compared to ROAA and ROAE of 0.83% and 8.83%, respectively, for the twelve months ending December 31, 2016.

•	Total yield on interest earning assets increased to 4.35% for the twelve months ended December 31, 2017, compared to 4.31% for 2016.

•	Total deposits grew by $327.0 million, or 24.66%, since December 31, 2016. The DCB acquisition provided approximately $278.0 million in deposits while new organic deposits were approximately $49.0 million for the twelve months ending December 31, 2017.

•	We ended 2017 with a book value of $16.61 per common share and a tangible book value of $14.10 per common share compared to $13.81 and $12.59, respectively, at December 31, 2016.

•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

•	On September 27, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with BYBK, the parent company of Bay Bank, FSB.

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short term goals include continuing our strong pattern of organic loan and deposit growth, enhancing and maintaining credit quality, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past few years, we have expanded organically in Montgomery County, Prince George’s County and Anne Arundel County, Maryland and, pursuant to the Regal Bancorp merger, by acquisition into Baltimore and Carroll Counties, Maryland. In addition, through the DCB merger, we have further expanded our presence in Montgomery and Carroll Counties and entered the Frederick County market. The pending acquisition with BYBK will expand our presence into Baltimore City and Baltimore, Howard and Harford Counties.

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

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings, Regal and DCB. We believe the recent DCB acquisition will continue to generate increased earnings and increased returns for our stockholders.

Although the current interest rate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in Maryland. While we are uncertain about the continued pace of economic growth or the impact of the current political environment and the growing national debt, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

Although the Federal Reserve Board has been slowly increasing the federal funds rate since December 2015, interest rates are still at historically low levels, and if the economy remains stable, we believe that we can continue to grow total loans during 2018 even with the additional expected incremental increases in the federal funds rate, which will increase market interest rates, and that we can continue to grow total deposits during 2018 even with interest rates that are, and are expected to remain during 2018, low by historical levels. As a result of this expected growth, we expect that net interest income will increase during 2018, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and occupancy and equipment expenses will be higher in 2018 and going forward generally than they were in 2017 as a result of including the expenses related to the former Damascus employees and the staff associated with our new branch in Riverdale, Maryland, and the occupancy costs associated with the new Damascus and Riverdale branches, for the full year, as well as the addition of Bay Bank employees and branches upon consummation of the pending merger; such expenses may increase even further if we selectively take the opportunity to add more business development talent. We will continue to look for opportunities to reduce expenses as we did with the closing of three branches in 2016. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Recent Acquisition

DCB Bancshares, Inc. On July 28, 2017, Old Line Bancshares acquired DCB, the parent company of Damascus. Upon consummation of the merger, each share of common stock of DCB outstanding immediately before the merger was converted into the right to receive 0.9269 shares of Old Line Bancshares’ common stock, provided that cash was paid in lieu of any fractional shares of Old Line Bancshares common stock. As a result, Old Line Bancshares issued 1,495,090 shares of its common stock in exchange for the shares of DCB common stock in the merger. The aggregate merger consideration was approximately $40.9 million based on the closing sales price of Old Line Bancshares’ common stock on July 28, 2017.

In connection with the merger, Damascus merged with and into Old Line Bank, with Old Line Bank the surviving bank.

At July 28, 2017, DCB had consolidated assets of approximately $311 million. This merger added six banking locations located in Montgomery, Frederick and Carroll Counties in Maryland.

The acquired assets and assumed liabilities of DCB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of DCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair value for loans. Management used quoted or current market prices to determine the fair value of Damascus’ investment securities.

Pending Acquisition

On September 27, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with BYBK, the parent company of Bay Bank. We expect the merger to close during the second quarter of 2018.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp, WSB Holdings, Regal Bancorp and DCB. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp, ten years for WSB Holdings, and eight years for Regal Bancorp and DCB, and the estimated useful lives are periodically reviewed for reasonableness.

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

We engaged an external valuation specialist to assist us in the goodwill assessment performed at September 30, 2017, our annual test date, and determined that no impairment charge was necessary for our goodwill at that date. Fair value of the reporting unit in 2017 was determined using three methods, one based on the prices paid for common shares of reasonably similar publically traded companies, another based on the prices paid for acquisition of control of reasonably similar companies, and lastly, a third method based on discounted cash flow models with estimated cash flows based on internal forecasts of net income. These three methods provided a range of valuations that we used in evaluating goodwill for possible impairment. Additionally, should Old Line Bancshares’ future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2017 evaluation that caused us to perform an interim review of the carrying value of goodwill.

Business Combinations— U.S. GAAP requires that the acquisition method of accounting, formerly referred to as purchase method, be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.

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

Acquired performing loans are accounted for using the contractual cash flows method of recognizing discount accretion or premium amortization based on the acquired loans’ contractual cash flows. Acquired performing loans are recorded as of the purchase date at fair value. Credit losses on the acquired performing loans are estimated based on analysis of the performing portfolio. A provision for loan losses is recognized for any further credit deterioration that occurs in these loans subsequent to the acquisition date.

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

TCJA significantly changes U.S. tax law by, among other things, lowering the corporate income tax rate and implementing changes to business-related exclusions. TCJA permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Accordingly, in the fourth quarter 2017 we recorded a provisional tax expense, based on estimates, for the effects of TCJA.

The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of TCJA. SAB 118 describes three scenarios associated with a company’s status of accounting for TCJA income tax reform: (1) a company reflects the income tax effects of TCJA in which the accounting under ASC 740 is complete; (2) a company is able to determine a reasonable estimate for certain effects of TCJA and records that estimate as a provisional amount; or (3) a company is not able to determine a reasonable estimate and therefore continues to apply Statement of Financial Accounting Standards, Accounting Standards Codification (“ASC”) 740, Income Taxes, based on the provisions of the tax laws in effect immediately prior to tax reform being enacted.

In its consolidated financial statements for the year ended December 31, 2017, Old Line Bancshares recorded an expense of $2.9 million for the effects of the change in tax law, including all materially impacted items and for which the accounting under ASC 740 is complete. Provisional amounts would include, for example, reasonable estimates that give rise to new current or deferred taxes based on certain provisions within TCJA, as well as adjustments to existing current or deferred taxes that existed prior to TCJA’s enactment date. Old Line Bancshares had maintained a deferred tax asset valuation allowance in relation to net operating loss carryovers and other items in relation to the acquisition of Regal Bank, which occurred in December 2015. Management determined that the concerns that existed at the time we established the valuation reserve relating to this acquisition no longer existed and Old Line Bancshares therefore reversed this valuation allowance in total during the fourth quarter. The effect of the reversal of the valuation reserve increased net deferred income taxes in the amount of $3.4 million, resulting in a decrease in income tax expense. The net impact of these two items was a reduction of income tax expense by $472 thousand. There were no other items for which we were unable to make reasonable estimates for effects of the tax law change. The ultimate impact may differ, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of TCJA. The accounting related to the impact of TCJA must be completed no later than one year from date of its enactment.

We calculated the impact of TCJA using a process taking into account all available information.  The amounts are considered to be estimates.  Updates to the estimate will occur in the normal course, including as we receive additional information, upon the issuance of relevant tax legislative guidance, and resulting from actions we may take as a result of TCJA.

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

	2017			2016			2015
Twelve months ended	Average		Yield or	Average		Yield or	Average		Yield or
December 31,	Balance	Interest	Rate Paid	Balance	Interest	Rate Paid	Balance	Interest	Rate Paid
Assets:
Federal funds sold(1)	$528,260	6,441	1.22%	$490,653	2,350	0.48%	$365,198	1,027	0.28%
Interest bearing deposits	1,227,606	874	0.07	1,350,471	429	0.03	1,322,436	19	0.01
Investment securities(1)(2)
U.S. Treasury	3,021,320	28,143	0.93	3,002,860	19,929	0.66	3,000,357	11,195	0.37
U.S. government agency	11,197,975	288,597	2.58	17,576,233	281,652	1.60	38,414,019	552,033	1.44
Corporate bonds	11,645,056	628,622	5.40	2,562,022	130,374	5.09
Mortgage backed securities	113,386,984	2,213,346	1.95	111,803,259	2,060,415	1.84	78,253,923	1,502,468	1.92
Municipal securities	71,976,386	2,775,183	3.86	60,152,096	2,506,943	4.17	41,869,571	1,991,942	4.76
Other equity securities	8,415,799	583,180	6.93	6,408,092	383,296	5.98	4,807,916	238,859	4.97
Total investment securities	219,643,520	6,517,071	2.97	201,504,562	5,382,609	2.67	166,345,786	4,296,497	2.58
Loans:(1)
Commercial	186,391,285	7,596,169	4.08	151,539,645	5,998,257	3.96	138,609,896	5,351,764	3.86
Mortgage real estate	1,310,301,829	59,758,168	4.56	1,089,605,816	50,554,758	4.64	874,089,522	43,089,824	4.93
Consumer	28,651,307	1,900,247	6.63	6,300,586	400,245	6.35	8,442,865	456,501	5.41
Total loans	1,525,344,421	69,254,584	4.54	1,247,446,047	56,953,260	4.57	1,021,142,283	48,898,089	4.79
Allowance for loan losses	5,940,338	—		5,867,612	—		4,648,177	—
Total loans, net of allowance	1,519,404,083	69,254,584	4.56	1,241,578,435	56,953,260	4.59	1,016,494,106	48,898,089	4.81
Total interest earning assets(1)	1,740,803,469	75,778,970	4.35	1,444,924,121	62,338,648	4.31	1,184,527,526	53,195,632	4.49
Non-interest bearing cash	33,307,218			35,498,836			38,327,715
Premises and equipment	38,834,701			36,196,496			34,402,717
Other assets	85,788,571			74,839,004			66,766,197
Total assets(1)	1,898,733,959			1,591,458,457			1,324,024,155
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	116,754,118	130,322	0.11	101,028,925	122,270	0.12	91,645,292	111,385	0.12
Money market and NOW	473,125,699	1,863,164	0.39	394,821,212	1,014,981	0.26	331,201,292	723,666	0.22
Time deposits	498,710,927	5,327,545	1.07	445,419,886	4,371,583	0.98	377,037,062	3,411,939	0.90
Total interest bearing deposits	1,088,590,744	7,321,031	0.67	941,270,023	5,508,834	0.59	799,883,646	4,246,990	0.53
Borrowed funds	216,669,514	4,177,602	1.93	160,858,392	2,016,278	1.25	101,832,108	617,308	0.61
Total interest bearing liabilities	1,305,260,258	11,498,633	0.88	1,102,128,415	7,525,112	0.68	901,715,754	4,864,298	0.54
Non-interest bearing deposits	394,246,163			324,555,990			274,917,333
	1,699,506,421			1,426,684,405			1,176,633,087
Other liabilities	12,023,925			14,754,357			8,220,112
Non-controlling interest	—			979,255			269,964
Stockholders’ equity	187,203,613			149,040,440			138,900,992
Total liabilities and stockholders’ equity	$1,898,733,959			$1,591,458,457			$1,324,024,155
Net interest spread(1)			3.47			3.63			3.95
Net interest margin(1)		64,280,337	3.69%		54,813,536	3.79%		48,331,334	4.08%

________________________

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

(2)	Available for sale investment securities are presented at amortized cost.

Rate/Volume Analysis

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2017 compared to 2016			2016 compared to 2015
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$4,091	$3,898	$193	$1,323	$887	$436
Interest bearing deposits	445	487	(42)	410	410	—
Investment Securities(1)
U.S. Treasury	8,214	8,091	123	8,734	8,725	9
U.S. government agency	6,945	405,696	(398,751)	(270,381)	56,242	(326,623)
Corporate bonds	498,248	—	498,248	130,374	—	130,374
Mortgage backed securities	152,931	3,534,038	(3,381,107)	557,947	(66,261)	624,208
Municipal securities	268,240	(1,325,936)	1,594,176	515,001	(274,856)	789,857
Other	199,884	(70,848)	270,732	144,437	54,333	90,104
Loans:
Commercial	1,597,912	182,230	1,415,682	646,493	125,046	521,447
Mortgage real estate	9,203,410	(875,293)	10,078,703	7,464,934	(2,747,727)	10,212,661
Consumer	1,500,002	18,397	1,481,605	(56,256)	70,784	(127,040)
Total interest income(1)	13,440,322	1,880,760	11,559,562	9,143,016	(2,772,417)	11,915,433
Interest bearing liabilities:
Savings	8,052	(9,993)	18,045	10,885	—	10,885
Money market and NOW	848,183	617,803	230,380	291,315	69	291,246
Time deposits	955,962	406,338	549,624	959,644	161,373	798,271
Borrowed funds	2,161,324	1,314,176	847,148	1,398,970	755,760	643,210
Total interest expense	3,973,521	2,328,324	1,645,197	2,660,814	917,202	1,743,612
Net interest income(1)	$9,466,801	$(447,564)	$9,914,365	$6,482,202	$(3,689,619)	$10,171,821

________________________

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.

The fair value yield on loan accretion decreased in 2017 due to a decrease in the level of payoffs on acquired loans with positive accretion as compared to payoffs in 2016. The fair value accretion increased the net interest margin as follows:

	Twelve Months Ended December 31,
	2017		2016		2015
	Fair Value	% Impact on	Fair Value	% Impact on	Fair Value	% Impact on
	Accretion	Net Interest	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin	Dollars	Margin
Commercial loans	$75,437	0.00%	$35,454	0.00%	$21,744	0.00%
Mortgage loans	737,435	0.04	847,872	0.06	1,538,455	0.12
Consumer loans	174,098	0.01	106,581	0.01	22,946	—
Interest bearing deposits	249,095	0.02	259,835	0.02	151,123	0.01
Total Fair Value Accretion	$1,236,065	0.07%	$1,249,742	0.09%	$1,734,268	0.13%

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016.

Net Interest Income. Net interest income before provision for loan losses for the year ended December 31, 2017 increased $9.2 million or 17.33% to $62.1 million from $52.9 million for the year ended December 31, 2016. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of an increase in total interest income resulting primarily from a $277.9 million increase in the average balance of our loans, partially offset by an increase in interest expense resulting from increases in both the average balance and average rate on our interest bearing liabilities.

The growth in average interest bearing liabilities during 2017 resulted primarily from increases of $147.3 million in average interest bearing deposits, which increased to $1.1 billion for the year ended December 31, 2017 from $941.3 million for the year ended December 31, 2016, and $55.8 million in borrowings. The average balance of our borrowings increased due to an increase in our FHLB advances and the subordinated notes we issued in August 2016 (the “Notes”) being outstanding for the full year in 2017 compared to five months in 2016. The average rate paid on our borrowings increased as a result of higher rates on our FHLB advances, which resulted from the increase in the prime interest rate and switching from fixed rate advances to daily-rate FHLB advances, which have a higher interest rate, combined with the 5.625% interest rate on the Notes. We continue to adjust the mix and volume of interest earning assets and interest bearing liabilities on the balance sheet to maintain a relatively strong net interest margin.

The growth in both average interest earning assets and average interest bearing deposits was a result of the DCB acquisition in July 2017 and, to a lesser extent, organic growth.

We had a slight increase in the average yield on interest earning assets for the year ended December 31, 2017 compared to the prior year, primarily as a result of higher average yields on our investment securities available for sale, partially offset by a slight decrease in the average yield on our loans held for investment portfolio. The competitive rate environment also resulted in an increase in the rates we paid on our money market and NOW accounts and time deposits. We expect the Federal Reserve Board to continue to increase the federal funds rate during 2018 and that our competitors may start increasing the rates they pay on deposits as a result. As a result, we expect that we will have to further increase the rates we pay on our deposits.

Our net interest margin was 3.69% for the year ended December 31, 2017 compared to 3.79% for the year ended December 31, 2016. The yield on average interest earning assets increased by 4 basis points from 4.31% for the year ended December 31, 2016 to 4.35% for the year ended December 31, 2017. This increase was primarily due to higher yields on our investment securities, partially offset by a slight decrease in the yield on loans due to yields on new loans and re-pricing in the loan portfolio. The net effect of fair value accretion/amortization on acquired loans affects our net interest income. The fair value accretion/amortization is recorded on paydowns during the period recognized and the fair value accretion on loans decreased to 7 basis points in 2017 from 9 basis points in the prior year. The net interest margin in 2016 benefited from a higher level of accretion on acquired loans due to a greater level of early payoffs on acquired loans with credit marks.

Provision for Loan Losses. The provision for loan losses totaled $955 thousand for the year ended December 31, 2017, a decrease of $629 thousand, or 39.72%, from the 2016 amount of $1.6 million. Management identified additional probable losses in the loan portfolio and recorded charge-offs of $1.3 million for the year ended December 31, 2017, compared to $410 thousand for the year ended December 31, 2016. Recoveries of $41 thousand were recognized in 2017 compared to $111 thousand in 2016. The decrease in our provision for loan losses during the twelve months ended December 31, 2017 compared to the same period of 2016 is due to a decrease in our specific reserves primarily due to one large commercial borrower, consisting of 23 commercial loans totaling $3.0 million, of which $1.0 million was charged-off against the allowance for loan losses and $2.0 million was reclassified as trouble debt restructurings during the first quarter of 2017. Amounts charged off in relation to these loans during 2017 were in line with specific reserves at December 31, 2016. These trouble debt restructurings are classified as impaired and all our impaired loans have been adequately reserved for at December 31, 2017. The allowance for loan losses to gross loans held for investment was 0.35%, and the allowance for loan losses to non-accrual loans was 335.51%, at December 31, 2017.

Non-Interest Income. Non-interest income totaled $7.8 million for the year ended December 31, 2017, a decrease of $455 thousand, or 5.52%, from the 2016 amount of $8.3 million. Non-interest income for the years ended December 31, 2017 and 2016 are as follows:

	Years ended December 31,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$1,982,981	$1,728,636	$254,345	14.71%
Gain on sales or calls of investment securities	35,258	1,227,915	(1,192,657)	(97.13)
Earnings on bank owned life insurance	1,167,467	1,132,401	35,066	3.10
Gain (loss) on disposal of assets	73,663	(27,176)	100,839	(371.06)
Gain on sale of loans	94,714	—	94,714	100.00
Rental income	706,990	744,038	(37,048)	(4.98)
Income on marketable loans	2,319,806	2,317,648	2,158	0.09
Other fees and commissions	1,419,726	1,132,575	287,151	25.35
Total non-interest income	$7,800,605	$8,256,037	$(455,432)	(5.52)%

The primary reason for the decrease in non-interest income during 2017 was a decrease in gain on sales or calls of investment securities, partially offset by increases in service charges on deposit accounts, gain on disposal of assets, other fees and commissions and a gain on the sale of loans.

The decrease in gain on sales or calls or investment securities is the result of our re-positioning our investment portfolio during 2016, pursuant to which we sold approximately $108 million of our lowest yielding, longer duration investments; during the twelve months ended December 31, 2017, we had $61.9 million in sales and calls of investment securities, $41.8 million of which was from, and sold immediately after, the DCB merger, resulting in no gain or loss. We used the proceeds of these sales and calls to purchase investment securities with a slightly higher book yield.

The increase in service charges on deposits accounts is the result of increased income on bank debit cards due to the increased deposit base, primarily as a result of the DCB merger.

The increase in gain on disposal of assets is due to the sale of two of our previously-owned locations, the Accokeek branch that was closed in 2016 and the Callaway branch that was closed in 2017.

Other fees and commissions increased primarily due to the result of recoveries of previously charged-off acquired loans.

The increase in gain on sale of loans (other than residential mortgage loans held for sale) is due to the sale of one SBA loan during the 2017 period, whereas we did not sell any portfolio loans during the 2016 period.

Non-Interest Expenses. Non-interest expense increased $5.2 million, or 13.12%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The following chart outlines the amounts of and changes in non-interest expenses during 2017 and 2016.

	Years ended December 31,
	2017	2016	$ Change	% Change
Salaries and benefits	$20,551,526	$20,031,638	$519,888	2.60%
Occupancy and equipment	7,073,696	6,788,213	285,483	4.21
Data processing	1,671,720	1,549,863	121,857	7.86
FDIC insurance and State of Maryland assessments	1,001,522	1,040,507	(38,985)	(3.75)
Merger and integration	3,985,514	661,018	3,324,496	502.94
Core deposit premium amortization	968,880	830,805	138,075	16.62
Gain on sale of other real estate owned	(13,589)	(77,943)	64,354	(82.57)
OREO expense	301,394	318,498	(17,104)	(5.37)
Director fees	659,300	665,700	(6,400)	(0.96)
Network Services	519,652	549,639	(29,987)	(5.46)
Telephone	821,260	762,943	58,317	7.64
Other operating	7,302,172	6,522,285	779,887	11.96
Total non-interest expenses	$44,843,047	$39,643,166	$5,199,881	13.12%

The increase in non-interest expenses during 2017 as compared to 2016 is primarily the result of increases in merger and integration expenses and, to a lesser extent, other operating expenses, salaries and benefits and occupancy and equipment expenses.

Merger and integration expenses increased $3.3 million to $4.0 million for the twelve months ended December 31, 2017 due to the DCB acquisition, compared to $661 thousand of merger and integration expenses during 2016 in connection with the Regal Bancorp acquisition that was consummated in December 2015.

Other operating expenses increased primarily as a result of increased Internet banking support and ATM expenses resulting from the increased deposit base in 2017 compared to the prior year, primarily as a result of the DCB acquisition.

Salaries and benefits increased $520 thousand, primarily as a result of the increased number of employees resulting from our acquisition of DCB as well as the addition of the staff at our new Riverdale branch and the inclusion of a full year of salaries and benefits for the employees at our Rockville Town Center branch compared to only six months of such expenses during 2016. The impact of these increases was partially offset by a lack of severance payments in 2017 compared to $443 thousand of such payments in 2016.

Occupancy and equipment expenses increased $285 thousand, primarily as a result of the additional branches that we acquired in the DCB acquisition.

Income Taxes. Income tax expense was $8.2 million (33.81% of pre-tax income) for the year ended December 31, 2017 compared to $6.8 million (34.12% of pre-tax income) for 2016. The effective tax rate decreased for 2017 due to an increase in non-deductible merger and integration expenses associated with the DCB acquisition, while the amount of taxes we paid increased due to the increased level of income before taxes, partially offset by the net tax effect of two non-recurring income tax matters during 2017. First was the TCJA, which as discussed above lowered corporate income tax marginal rates beginning in 2018. Upon its enactment, companies were required under applicable accounting standards to revalue their deferred tax assets and liabilities as of December 31, 2017 at the lower enacted rate. Based on an analysis of the deferred tax accounts, we estimated that the rate change resulted in a provisional adjustment of $2.9 million to the net deferred income taxes and a resulting increase in income tax expense. Second, and unrelated to TCJA, in 2016 we had maintained a deferred tax asset valuation allowance in relation to net operating loss carryovers and other items related to the acquisition of Regal Bank in December of 2015. We determined that the concerns that existed at the time we established this reserve no longer existed and we therefore reversed this valuation allowance in total. The effect of reversing the valuation reserve increased net deferred income taxes in the amount of $3.4 million, with a resulting decrease in income tax expense. The net impact of these two items was a reduction of the amount of our income tax in 2017.

Net Income Available to Common Stockholders. Net income available to common stockholders was $16.0 million or $1.38 per basic and $1.35 per diluted common share for the year ending December 31, 2017 compared to net income available to common stockholders of $13.2 million or $1.21 per basic and $1.20 per diluted common share for the year ended December 31, 2016. The increase in net income available to common stockholders for 2017 was primarily the result of the $9.2 million increase in net interest income, partially offset by increases of $5.2 million in non-interest expenses and $1.3 million in income tax expense and a $455 thousand decrease in non-interest income.

Comparison of Operating Results for the Years Ended December 31, 2016 and 2015

Net Interest Income. Net interest income before provision for loan losses for the year ended December 31, 2016 increased $6.4 million or 13.63% to $52.9 million from $46.6 million for the year ended December 31, 2015. As discussed below and outlined in detail in the Rate/Volume Analysis, these changes were the result of an increase in total interest income resulting primarily from an increase in the average balance of our loans, partially offset by an increase in interest expense resulting from increases in both the average balance and average rate on our interest bearing liabilities.

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

The average balance of our borrowings increased due to an increase in our FHLB advances and the issuance of the Notes in August 2016. The average rate paid on our borrowings increased as a result of higher rates on our FHLB advances, which resulted from the increase in the prime interest rate and switching from daily-rate FHLB advances to fixed-rate advances, which have a higher interest rate, combined with our issuance of the Notes, which carry an interest rate of 5.625%. We used the proceeds from the issuance of the Notes to repay the remaining balance of a $5.8 million promissory note previously issued by Pointer Ridge and for general corporate purpose, including increasing the capital levels of the Bank.

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

Provision for Loan Losses. The provision for loan losses totaled $1.6 million for the year ended December 31, 2016, an increase of $274 thousand, or 20.87%, from the 2015 amount of $1.3 million. Management identified probable losses in the loan portfolio and recorded charge-offs of $410 thousand for the year ended December 31, 2016, compared to $893 thousand for the year ended December 31, 2015. Recoveries of $111 thousand were recognized in 2016 compared to $210 thousand in 2015. The increase in our provision for loan losses during the twelve months ended December 31, 2016 compared to the same period of 2015 is due to the increase in our loans held for investment portfolio and an increase in our reserves on specific loans. The reserves on specific loans increased primarily due to an additional reserve on one large commercial real estate loan and a reserve on one hospitality loan. These loans are classified as impaired and we believe that they have been adequately reserved for at December 31, 2016. The allowance for loan losses to gross loans held for investment was 0.45%, and the allowance for loan losses to non-accrual loans was 97.05%, at December 31, 2016.

Non-Interest Income. Non-interest income totaled $8.3 million for the year ended December 31, 2016, an increase of $1.4 million, or 20.61% from the 2015 amount of $6.8 million. Non-interest income for the years ended December 31, 2016 and 2015 are as follows:

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

Non-interest income for the years ended December 31, 2016 and 2015 included fee income from service charges on deposit accounts, gain on sales or calls of investment securities, earnings on bank owned life insurance, gain or loss on disposal of assets, rental income, income on marketable loans and other fees and commissions. The reason for the increase in non-interest income during 2016 was an increase in gain on sales or calls of investment securities and, to a lesser extent, increases in, income on marketable loans and earnings on bank owned life insurance, partially offset by decreases in rental income and other fees and commissions and a loss on disposal of assets.

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

Income on marketable loans consists of income received on the sale of such loans and any fees we received in connection with such sales. Income on marketable loans increased $298 thousand to $2.3 million for the year ending December 31, 2016 from $2.0 million for the year ending December 31, 2015, primarily as a result of increased premiums received on residential mortgage loans sold in the secondary market for 2016 as compared to the same period of 2015. The residential mortgage division sold $100.6 million of loans in the secondary market during 2016 compared to $103.5 million of loans during 2015. There were no significant changes to our mortgage department, staffing or strategy during 2016.

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

Non-Interest Expenses. Non-interest expense increased $3.4 million, or 9.28%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The following chart outlines the amounts of and changes in non-interest expenses during 2016 and 2015.

	Years ended December 31,
	2016	2015	$ Change	% Change
Salaries and benefits	$20,031,638	$17,237,222	$2,794,416	16.21%
Occupancy and equipment	6,788,213	5,775,874	1,012,339	17.53
Data processing	1,549,863	1,432,182	117,681	8.22
FDIC insurance and State of Maryland assessments	1,040,507	966,982	73,525	7.60
Merger and integration	661,018	1,420,570	(759,552)	(53.47)
Core deposit premium amortization	830,805	792,351	38,454	4.85
Gain on sale of other real estate owned	(77,943)	49,717	(127,660)	(256.77)
OREO expense	318,498	430,559	(112,061)	(26.03)
Director fees	665,700	651,500	14,200	2.18
Network Services	549,639	699,649	(150,010)	(21.44)
Telephone	762,943	659,934	103,009	15.61
Other operating	6,522,285	$6,159,143	$363,142	5.90
Total non-interest expenses	$39,643,166	$36,275,683	$3,367,483	9.28%

The increase in non-interest expenses during 2016 as compared to 2015 is primarily the result of increases in salaries and benefits and occupancy and equipment expenses, partially offset by reductions in merger and integration, network services and OREO expenses and a gain on sales of OREO properties.

Salaries and benefits increased $2.8 million primarily as a result of additional staff due to our acquisition of Regal Bank and the additional staff for our two new Rockville locations. Included in salaries and benefits is severance payments of $443 thousand that were associated with previously announced strategic staffing reductions.

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

Income Taxes. Income tax expense was $6.8 million (34.12% of pre-tax income) for the year ended December 31, 2016 compared to $5.4 million (33.97% of pre-tax income) for 2015. Taxes were higher in 2016 primarily because income increased and the percentage of income related to tax-exempt securities was lower as compared to the year ended December 31, 2015.

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

Comparison of Financial Condition at December 31, 2017 and 2016

Investment Securities. Our portfolio consists primarily of investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, corporate bonds, securities issued by states, counties and municipalities, mortgage backed securities (“MBS”), certain equity securities (recorded at cost), Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Community Bankers Bank stock.

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

The available for sale investment securities at December 31, 2017 amounted to $218.4 million, an increase of $18.8 million, or 9.45%, from the December 31, 2016 amount of $199.5 million. As outlined above, at December 31, 2017, all securities were classified as available for sale. This increase is the result of sales and purchases of securities during 2017 as part of our continued efforts to diversify our balance sheet. We sold approximately $53.8 million of investment securities during 2017, $41.8 million of which was from, and sold immediately after, the DCB merger; we also had $7.6 million of investment securities that were called or matured during 2017, resulting in a gain on investments of $22 thousand for the twelve months ending December 31, 2017. Principal pay downs on our MBS portfolio was $15.9 million for the year. We used the proceeds of these securities sales to purchase $51.0 million of investment securities with a slightly higher book yield.

The fair value of available for sale securities included net unrealized losses of $3.9 million at December 31, 2017 ($2.3 million net of taxes) as compared to net unrealized losses of $8.2 million ($5.0 million net of taxes) at December 31, 2016. The increase in the value of the investment securities is due to a decrease in market interest rates, which resulted in an increase in bond values. We have evaluated securities with larger unrealized losses not backed by the U.S. Government and unrealized losses for an extended period of time and determined that these losses are temporary and at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio are expected to decline or dissipate.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value.

December 31,	2017	2016	2015
Available For Sale Securities
U.S. Treasury	$3,005,391	$2,995,782	$3,000,000
U.S. government agency	17,733,766	7,266,315	36,606,663
Corporate bonds	14,658,059	8,171,637	—
Municipal securities	79,555,288	67,686,805	50,202,706
Mortgage backed securities	103,400,054	113,384,665	100,282,637
SBA loan pools	—	—	4,613,669
Total Available for Sale Securities	$218,352,558	$199,505,204	$194,705,675
Equity securities	$8,977,747	$8,303,347	$4,942,346

The following table shows the maturities for the securities portfolio at December 31, 2017:

	Amortized
	Cost	Fair Value

U.S. Treasury	$3,007,728	$3,005,391
1 year or less	—	—
After 1 year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	3,007,728	3,005,391

U. S. government agencies
1 year or less	1,500,000	1,489,671
After 1 year through 5 years	—	—
After 5 years through 10 years	9,023,280	8,911,839
After 10 years	7,477,920	7,332,256
	18,001,200	17,733,766
Corporate bonds
1 year or less	—	—
After 1 year through 5 years	—	—
After 5 years through 10 years	14,621,378	14,658,059
After 10 years	—	—
	14,621,378	14,658,059
Municipal bonds
1 year or less	305,405	307,724
After 1 year through 5 years	483,985	483,744
After 5 years through 10 years	23,400,317	23,068,947
After 10 years	56,601,724	55,694,874
	80,791,431	79,555,289
Mortgage-backed securities
1 year or less	—	—
After 1 year through 5 years	136,761	139,277
After 5 years through 10 years	4,716,871	4,631,072
After 10 years	100,933,599	98,629,704
	105,787,231	103,400,053

Total Securities	$222,208,968	$218,352,558

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

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $335.2 million or 24.62% to $1.7 billion at December 31, 2017 from $1.4 billion at December 31, 2016. Commercial real estate loans increased by $188.5 million, residential real estate loans by $45.5 million, commercial and industrial loans by $45.4 million, and consumer loans by $54.8 million, from their respective balances at December 31, 2016. The loan growth during the year was due to the acquisition of the Damascus loan portfolio and, to a lesser extent, organic growth. Approximately $197.2 million of the growth in net loans were loans we acquired in the DCB acquisition. Organic growth in our held for investment portfolio is the result of new originations within our market area and the surrounding area, primarily in our commercial real estate and construction permanent loan portfolios.

Loans held for sale was $4.4 million at December 31, 2017, compared to $8.4 million at December 31, 2016. We originated $95.4 million loans sold in the secondary market resulting in income on the sale of loans of $2.3 million for the twelve months ending December 31, 2017, a slight increase of $2 thousand compared to 2016.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Frederick, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

Major classifications of loans held for investment for at December 31, 2017, 2016, 2015, 2014 and 2013 are as follows:

	December 31, 2017			December 31, 2016
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$268,128,087	$87,658,855	$355,786,942	$238,220,475	$53,850,612	$292,071,087
Investment	485,536,921	52,926,739	538,463,660	414,012,709	37,687,804	451,700,513
Hospitality	164,193,228	7,395,186	171,588,414	141,611,858	11,193,427	152,805,285
Land and A&D	67,310,660	9,230,771	76,541,431	51,323,297	6,015,813	57,339,110
Residential Real Estate
First Lien-Investment	79,762,682	21,220,518	100,983,200	72,150,512	23,623,660	95,774,172
First Lien-Owner Occupied	67,237,699	62,524,794	129,762,493	54,732,604	42,443,767	97,176,371
Residential Land and A&D	35,879,853	6,536,160	42,416,013	39,667,222	5,558,232	45,225,454
HELOC and Jr. Liens	21,520,339	16,019,418	37,539,757	24,385,215	2,633,718	27,018,933
Commercial and Industrial	154,244,645	33,100,688	187,345,333	136,259,560	5,733,904	141,993,464
Consumer	10,758,589	49,082,751	59,841,340	4,868,909	139,966	5,008,875
	1,354,572,703	345,695,880	1,700,268,583	1,177,232,361	188,880,903	1,366,113,264
Allowance for loan losses	(5,738,534)	(182,052)	(5,920,586)	(6,084,478)	(110,991)	(6,195,469)
Deferred loan costs, net	2,013,434	—	2,013,434	1,257,411	—	1,257,411
	$1,350,847,603	$345,513,828	$1,696,361,431	$1,172,405,294	$188,769,912	$1,361,175,206

	December 31, 2015			December 31, 2014
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$193,909,818	$57,212,598	$251,122,416	$192,723,718	$27,891,137	$220,614,855
Investment	298,434,087	57,749,376	356,183,463	208,766,058	41,624,825	250,390,883
Hospitality	91,440,548	10,776,561	102,217,109	76,342,916	8,319,644	84,662,560
Land and A&D	50,584,469	7,538,964	58,123,433	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien-Investment	69,121,743	31,534,452	100,656,195	49,578,862	24,185,571	73,764,433
First Lien-Owner Occupied	37,486,858	52,204,717	89,691,575	31,822,773	51,242,355	83,065,128
Residential Land and A&D	35,219,801	6,578,950	41,798,751	22,239,663	8,509,239	30,748,902
HELOC and Jr. Liens	24,168,289	4,350,956	28,519,245	20,854,737	3,046,749	23,901,486
Commercial and Industrial	105,963,233	9,519,465	115,482,698	98,310,009	9,694,782	108,004,791
Consumer	6,631,311	243,804	6,875,115	9,068,755	313,739	9,382,494
	912,960,157	237,709,843	1,150,670,000	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,821,214)	(88,604)	(4,909,818)	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,274,533	—	1,274,533	1,283,455	(9,923)	1,273,532
	$909,413,476	$237,621,239	$1,147,034,715	$746,989,617	$179,583,871	$926,573,488

	December 31, 2013
	Legacy(1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$163,105,356	$30,102,731	$193,208,087
Investment	162,188,671	54,091,676	216,280,347
Hospitality	67,291,387	8,546,239	75,837,626
Land and A&D	40,595,806	8,399,178	48,994,984
Residential Real Estate
First Lien-Investment	45,294,434	28,364,096	73,658,530
First Lien-Owner Occupied	13,909,939	62,247,502	76,157,441
Residential Land and A&D	19,845,291	13,724,942	33,570,233
HELOC and Jr. Liens	18,302,560	3,359,063	21,661,623
Commercial and Industrial	89,629,043	11,161,347	100,790,390
Consumer	10,127,525	870,843	10,998,368
	630,290,012	220,867,617	851,157,629
Allowance for loan losses	(4,397,552)	(531,661)	(4,929,213)
Deferred loan costs, net	1,021,167	(993)	1,020,174
	$626,913,627	$220,334,963	$847,248,590

________________________

(1)	As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011, WSB Holdings, the parent company of WSB, in May 2013, Regal Bancorp, the parent company of Regal Bank, in December 2015 and DCB, the parent company of Damascus in July 2017, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB, Regal Bank and Damascus (acquired).

The following table presents the maturities or re-pricing periods of loans outstanding at December 31, 2017:

	Loan Maturity Distribution at December 31, 2017
	1 year or less	1 - 5 years	After 5 years	Total
	(Dollars in thousands)
Commercial Real Estate:
Owner occupied	$55,734,251	$219,344,262	$80,708,429	$355,786,942
Investment	90,073,123	227,186,778	221,203,759	538,463,660
Hospitality	34,722,186	122,760,248	14,105,980	171,588,414
Land and A & D	49,006,445	16,907,759	10,627,227	76,541,431
Real Estate:
Residential First Lien-Investment	19,360,023	60,356,872	21,266,305	100,983,200
Residential First Lien-Owner Occupied	10,782,822	25,947,356	93,032,315	129,762,493
Residential—Land and A&D	27,981,313	10,291,907	4,142,793	42,416,013
HELOC and Jr. Liens	37,108,752	193,098	237,907	37,539,757
Commercial and Industrial	79,684,230	66,777,834	40,883,269	187,345,333
Consumer	2,721,036	21,339,689	35,780,615	59,841,340
Total Loans	$407,174,181	$771,105,803	$521,988,599	$1,700,268,583
Fixed Rates	$63,662,255	$228,500,590	$458,620,079	$750,782,924
Variable Rates	343,511,926	542,605,213	63,368,520	949,485,659
Total Loans	$407,174,181	$771,105,803	$521,988,599	$1,700,268,583

Bank Owned Life Insurance. We have invested $41.6 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB, Regal Bank and Damascus at December 31, 2017. The bank owned life insurance (“BOLI”) investment increased $4.1 million during the twelve months ended December 31, 2017, primary due to $3.1 million of BOLI acquired in the DCB acquisition. The increase also includes interest earned on these policies. Gross earnings on BOLI were $1.2 million during the year ending December 31, 2017, which earnings were partially offset by $198 thousand in expenses associated with the policies, for total net earnings of $969 thousand in 2017. We anticipate that the earnings on these policies will continue to help offset our employee benefit expenses as well as our obligations under our Salary Continuation Agreements and Supplemental Life Insurance Agreements that we entered into with our executive officers as well as that MB&T and WSB had entered into with their executive officers. There are no post-retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $206 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB, Regal Bank or Damascus.

Annuity Plan. The new annuity plan is an interest earning investment that that relates to a new supplemental retirement plan that will provide a lifetime benefit to the participants. As of December 31, 2017, we had made the investment, but the Plan itself will be put in place during the first quarter of 2018.

Other Real Estate Owned. As a result of the acquisitions of MB&T, WSB, Regal Bank and Damascus, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Damascus or obtained as a result of loans originated by MB&T, WSB, and Regal Bank (acquired); we did not acquire any OREO properties as a result of the DCB acquisition. We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during 2017.

December 31, 2017	Legacy	Acquired	Total
Beginning balance	$425,000	$2,321,000	$2,746,000
Real estate acquired through foreclosure of loans	321,600	101,248	422,848
Addiitonal valuation adjustment of real estate owned	-	(166,550)	(166,550)
Sales/deposits on sales	(363,714)	(648,175)	(1,011,889)
Net realized gain/(loss)	42,114	(28,525)	13,589
Total end of period	$425,000	$1,578,998	$2,003,998

Goodwill and Core Deposit Intangible. At December 31, 2017, goodwill was $25.1 million and consisted of $633,790 related to the MB&T acquisition, $7.2 million related to the WSB acquisition, $2.0 million related to the Regal Bank acquisition and $15.3 million related to the Damascus acquisition. As a result of the acquisitions of MB&T, WSB, Regal Bank and Damascus, we recorded core deposit intangibles of $11.9 million. This amount represented the premium that we paid to acquire MB&T, WSB, Regal Bank and Damascus’ core deposits over the fair value of such deposits. We are amortizing MB&T’s core deposit intangible on an accelerated basis over its estimated useful life of 18 years, WSB’s over its estimated useful life of ten years, Regal Bank’s over its estimated useful life of eight years and Damascus’ over its estimated useful life of eight years. The core deposit intangible was $6.3 million and $3.5 million, respectively, at December 31, 2017 and 2016.

Deposits. At December 31, 2017, the deposit portfolio had increased to $1.7 billion, a $327.0 million or 24.66% increase over the December 31, 2016 level of $1.3 billion. Non-interest bearing deposits increased $120.5 million during the year to $451.8 million from $331.3 million at December 31, 2016. These increases are due to the Damascus acquisition and our enhanced presence in our market and surrounding areas as a result of our marketing efforts and the continued efforts of our cash management and financial services teams. The DCB acquisition provided approximately $278.0 million in deposits while new organic deposits were approximately $49.0 million for the year ending December 31, 2017. Interest bearing deposits increased $206.6 million to $1.2 billion at December 31, 2017 from $994.5 million at December 31, 2016. Our interest-bearing non-maturity deposits increased $137.1 million and our time deposits increased by $69.4 million during 2017. The following table outlines the growth in interest bearing deposits during 2017:

	December 31,	December 31,
	2017	2016	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$530,027	$460,595	$69,432	15.07%
Interest bearing checking	538,102	433,195	104,907	24.22
Savings	132,971	100,759	32,212	31.97
Total	$1,201,100	$994,549	$206,551	20.77%

We acquired brokered money market and certificate of deposits through the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2017, we had $49.2 million in CDARS and $144.9 million in money market accounts through Promontory’s reciprocal deposit program compared to $39.9 million and $126.8 million, respectively, at December 31, 2016.

We do not currently have any brokered certificates of deposits other than CDARS. The $4.0 million of brokered certificates of deposit that we acquired in the WSB transaction matured during the first quarter of 2017. Old Line Bank did not obtain any brokered certificates of deposit during the year ending December 31, 2017. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

The following is a summary of the maturity distribution of certificates of deposit of $100,000 or more as of December 31, 2017.

	Certificate of Deposit Maturity Distribution
	December 31, 2017
		Over Three	Over Six
	Three Months	Months through	Months through	Over
	or	Six	Twelve	Twelve
	Less	Months	Months	Months	Total
	(Dollars in thousands)
Certificates of deposit
Time Certificates of deposit $100,000 or more	$53,027	$45,463	$64,021	$152,997	$315,508
Other time deposits of $100,000 or more	22,159	17,871	5,535	1,461	47,026
Total	$75,186	$63,334	$69,556	$154,458	$362,534

Borrowings. Our borrowings consist of unsecured short-term promissory notes, securities sold under agreements to repurchase, a long-term senior note, the Notes, trust preferred subordinated debentures assumed in the Regal merger and, from time to time, advances from the FHLB. At December 31, 2017, borrowings totaled $230.7 million, an increase of $9.4 million from December 31, 2016. The increase was primarily due to increases in the FHLB daily rate advance. We used the additional borrowings primarily to fund new loan originations.

The following is a summary of our short-term and long-term borrowings at December 31, 2017, 2016 and 2015:

	December 31. 2017
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Repurchase agreements	$37,611,971	0.80%	$37,611,971	$27,469,892	0.80%
FHLB daily rate advance	45,000,000	1.59	45,000,000	28,098,630	1.22
FHLBfixed rate advances	110,000,000	1.40	165,000,000	176,881,966	0.97
Total short-term borrowings	192,611,971		247,611,971	232,450,488
Long-term borrowings
Senior note, fixed at 6.28%	—	—	—	—	—
Subordinated Note - fixed to floating, due 2026	35,000,000		35,000,000	35,000,000
Discount on subordinated note	(452,651)		(500,692)	(480,755)
Issuance cost for subordinated note	(471,590)		(521,641)	(500,870)
Net carrying value for subordinated note	34,075,759	5.625	33,977,667	34,018,375	5.625
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	4.39
Acquisition fair value adjustment	(1,468,572)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	3.14
Acquisition fair value adjustment	(1,202,257)
Stock on subordinated debentures	202,000
Net carrying value	4,031,171	3.91	3,887,101	3,947,384	4.34
Total long-term borrowings	$38,106,930		71,842,435	71,984,134
Total borrowings	$230,718,901		$319,454,406	$304,434,622

	December 31, 2016
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Repurchase agreements	$33,433,892	0.47%	$33,880,864	$30,573,019	0.47%
FHLB daily rate advance	30,000,000	0.80	54,000,000	32,263,661	0.65
FHLB adjustable rate advances	—	—	4,000,000	1,478,698	0.59
FHLBfixed rate advances	120,000,000	0.61	159,000,000	104,822,830	0.39
Total short-term borrowings	183,433,892		250,880,864	169,138,208
Long-term borrowings
Senior note, fixed at 6.28%	—	—	5,865,438	3,887,114	6.28
Subordinated Note - fixed to floating, due 2026	35,000,000		35,000,000	11,953,552
Discount on subordinated note	(505,151)		(525,000)	176,174
Issuance cost for subordinated note	(526,286)		(535,427)	173,339
Net carrying value for subordinated note	33,968,563	5.625	33,939,573	12,303,065	5.625
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	3.82
Acquisition fair value adjustment	(1,558,946)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	2.57
Acquisition fair value adjustment	(1,269,050)
Stock on subordinated debentures	202,000
Net carrying value	3,874,004	3.34	3,716,838	3,757,633	3.53
Total long-term borrowings	$37,842,567		77,461,421	32,250,877
Total borrowings	$221,276,459		$328,342,285	$201,389,085

	December 31, 2015
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Repurchase agreements	$33,557,246	0.17%	$33,557,246	$29,038,197	0.17%
FHLB daily rate advance	34,000,000	0.49	64,000,000	18,756,567	0.38
FHLB adjustable rate advances	3,000,000	0.38	2,500,000	504,734	0.36
FHLB fixed rate advances	37,000,000	0.39	87,500,000	47,059,726	0.21
Total short-term borrowings	107,557,246		187,557,246	95,359,224
Long-term borrowings
Senior note, fixed at 6.28%	5,874,560	6.28	5,978,771	5,926,602	6.28
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	3.18
Acquisition fair value adjustment	(1,647,400)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	1.94
Acquisition fair value adjustment	(1,335,842)
Stock on subordinated debentures	202,000
Net carrying value	3,718,758	2.71	3,716,838	285,127	2.35
Total long-term borrowings	$9,593,318		9,695,609	6,211,729
Total borrowings	$117,150,564		$197,252,855	$101,570,953

Short-term borrowings from the FHLB have a remaining maturity of less than one year. The repurchase agreements listed in short term borrowings roll over daily with no fixed maturity.

Long-term borrowings consists primarily of the Notes. The fair value of the Notes, which are due in 2026, at December 31, 2017 is $34.1 million . The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long-term borrowings are trust preferred subordinated debentures totaling $4.0 million (net of $2.7 million fair value adjustment) at December 31, 2017, which we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.5 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) maturing on December 14, 2035.

Old Line Bancshares has additional lines of credit available as discussed in “Liquidity and Capital Resources.”

Stockholders’ Equity. Our stockholders’ equity was $207.7 million at December 31, 2017 and $150.7 million at December 31, 2016. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve Board. Stockholders’ equity increased during 2017 primarily due to $40.8 million additional paid in capital from the DCB acquisition, $16.0 million of net income available to common stockholders, the issuance of $695 thousand of stock based compensation awards, $665 thousand in proceeds from the exercise of stock options and $2.6 million in after tax unrealized losses on available for sale securities. These items were partially offset by the $3.8 million paid in dividends on our common stock.

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

Potential problem loans are loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management has identified potential problem loans classified as TDRs totaling $2.7 million that are complying with their repayment terms. With respect to these loans, management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these loans. Potential problem loans, which are not included in nonperforming assets, amounted to $28.9 million at December 31, 2017 compared to $32.8 million at December 31, 2016. At December 31, 2017, we had $16.4 million and $12.5 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $17.3 million and $15.5 million, respectively, at December 31, 2016.

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

We recorded at fair value all acquired loans from MB&T, WSB, Regal Bank and Damascus. The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge-offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

The accounting guidance also requires that if we experience a decrease in the expected cash flows subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At December 31, 2017 and 2016, there was an allowance for loan losses on acquired loans of $182 thousand and $111 thousand, respectively, as a result of a decrease in the expected cash flows subsequent to the acquisition dates.

Nonperforming Assets. At December 31, 2017, our nonperforming assets totaled $3.9 million and consisted of $1.8 million of non-accrual loans, $116 thousand of loans 90 days or more past due and still accruing and OREO of $2.0 million. The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated:

	Nonperforming Assets
	December 31, 2017			December 31, 2016
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$—	$634,290	$634,290
Residential Real Estate:
First Lien-Owner Occupied	—	37,560	37,560	—	250,000	250,000
Consumer	—	78,406	78,406	19,242	—	19,242
Total accruing loans 90 or more days past due	—	115,966	115,966	19,242	884,290	903,532
Non-accrued loans:
Commercial Real Estate
Owner Occupied	—	228,555	228,555	2,370,589	—	2,370,589
Hospitality	—	—	—	1,346,736	—	1,346,736
Land and A&D	—	190,193	190,193	77,395	194,567	271,962
Residential Real Estate:
First Lien-Investment	192,501	—	192,501	312,061	99,293	411,354
First Lien-Owner Occupied	281,130	872,272	1,153,402	222,237	—	222,237
Commercial	—	—	—	1,760,824	—	1,760,824
Consumer	—	—	—	—	—	—
Total non-accrued past due loans:	473,631	1,291,020	1,764,651	6,089,842	293,860	6,383,702
Other real estate owned (“OREO”)	425,000	1,578,998	2,003,998	425,000	2,321,000	2,746,000
Total non performing assets	$898,631	$2,985,984	$3,884,615	$6,534,084	$3,499,150	$10,033,234
Accruing Troubled Debt Restructurings
Commercial Real Estate:
Owner Occupied	$1,560,726	$—	$1,560,726	$—	$—	$—
Residential Real Estate:
First Lien-Owner Occupied	—	644,744	644,744	—	662,661	662,661
First Lien-Investment	—	—	—	—	67,397	67,397
Land and A&D	—	—	—	—	91,669	91,669
Commercial	459,333	—	459,333	—	75,701	75,701
Total Accruing Troubled Debt Restructurings	$2,020,059	$644,744	$2,664,803	$—	$897,428	$897,428

	Nonperforming Assets
	December 31, 2015			December 31, 2014
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$—	$305,323	$305,323
Residential Real Estate:
First Lien-Investment	—	—	—	—	—	—
First Lien-Owner Occupied	—	—	—	—	—	—
Land and A&D	—	128,938	128,938	—	—	—
Consumer	—	499	499	—	—	—
Total accruing loans 90 or more days past due	—	129,437	129,437	—	305,323	305,323
Non-accrued loans:
Commercial Real Estate
Owner Occupied	2,474,813	—	2,474,813	1,849,685	55,707	1,905,392
Investment	—	64,447	64,447	—	—	—
Hospitality	—		—	—	—	—
Land and A&D	—	261,700	261,700	—	795,300	795,300
Residential Real Estate:
First Lien-Investment	102,443	580,696	683,139	113,264	310,735	423,999
First Lien-Owner Occupied	—	566,701	566,701	—	795,920	795,920
Land and A&D	—	—	—	—	—	—
Commercial	1,842,819	—	1,842,819	1,165,955	—	1,165,955
Consumer	—	—	—	120,641	—	120,641
Total non-accrued past due loans:	4,420,075	1,473,544	5,893,619	3,249,545	1,957,662	5,207,207
Other real estate owned (“OREO”)	425,000	2,047,044	2,472,044	475,291	1,976,629	2,451,920
Total non performing assets	$4,845,075	$3,650,025	$8,495,100	$3,724,836	$4,239,614	$7,964,450
Accruing Troubled Debt Restructurings
Residential Real Estate:
First Lien-Owner Occupied	$—	$631,777	$631,777	$—	$505,250	$505,250
First Lien-Investment	—	—	—	—	—	—
Land and A&D	—	—	—	—	—	—
Commercial	—	79,574	79,574	—	83,261	83,261
Total Accruing Troubled Debt Restructurings	$—	$711,351	$711,351	$—	$588,511	$588,511

	Nonperforming Assets
	December 31, 2013
	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$309,767	309,767
Residential Real Estate:
First Lien-Investment	—	—	—
First Lien-Owner Occupied	—	429,144	429,144
Land and A&D	—	915,649	915,649
Consumer	—	—	—
Total accruing loans 90 or more days past due	—	1,654,560	1,654,560
Non-accrued loans:
Commercial Real Estate
Owner Occupied	$1,849,685	$—	$1,849,685
Investment	—	376,050	376,050
Hospitality	4,473,345	—	4,473,345
Land and A&D	—	—	—
Residential Real Estate:
First Lien-Investment	123,183	—	123,183
First Lien-Owner Occupied	925,814	156,143	1,081,957
Land and A&D	—	130,532	130,532
Commercial	769,597	—	769,597
Consumer	14,426	—	14,426
Total non-accrued past due loans:	8,156,050	662,725	8,818,775
Other real estate owned (“OREO”)	475,291	3,836,051	4,311,342
Total non performing assets	$8,631,341	$6,153,336	$14,784,677
Accruing Troubled Debt Restructurings
Residential Real Estate:
First Lien-Owner Occupied	$—	$579,583	$579,583
Commercial	—	87,387	87,387
Total Accruing Troubled Debt Restructurings	$—	$666,970	$666,970

The table below reflects our ratios of our non-performing assets at December 31, 2017 and 2016.

	December 31,
	2017	2016
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.07%	0.55%
Total nonperforming assets as a percentage of total assets	0.05%	0.43%
Total nonperforming assets as a percentage of total loans held for investment	0.07%	0.56%
Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.23%	0.73%
Total nonperforming assets as a percentage of total assets	0.18%	0.59%
Total nonperforming assets as a percentage of total loans held for investment	0.23%	0.73%

The table below outlines loans on non-accrual status by loan category at December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Owner Occupied	—	$—	$—	$—	3	$2,370,589	$2,370,589	$89,204
Investment	—	—	—	—	1	77,395	77,395	2,290
Hospitality	—	—	—	—	1	1,346,736	1,346,736	61,937
Residential Real Estate
First Lien-Investment	1	192,501	192,501	21,901	3	312,061	312,061	12,229
First Lien-Owner Occupied	2	281,130	281,130	13,303	1	222,237	222,237	5,436
Commercial	—	—	—	—	24	1,760,824	1,760,824	264,259
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans	3	473,631	473,631	35,204	33	6,089,842	6,089,842	435,355
Acquired(1)
Commercial Real Estate:
Owner Occupied	1	253,865	228,555	12,334	—	—	—	—
Investment	—	—	—	—	—	—	—	—
Land and A & D	2	482,467	190,193	169,657	2	485,905	194,567	5,503
Residential Real Estate
Owner Occupied	5	987,505	872,272	82,452	1	158,224	99,293	22,130
Total non-accrual loans	8	$1,723,837	$1,291,020	$264,443	3	$644,129	$293,860	$27,633
Total all non-accrual loans	11	$2,197,468	$1,764,651	$299,647	36	$6,733,971	$6,383,702	$462,988

________________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-accrual legacy loans at December 31, 2017 decreased $5.6 million from December 31, 2016, primarily due to one hospitality loan for $1.3 million that was paid off during the first quarter and one large commercial borrower, consisting of 23 commercial loans totaling $3.0 million, of which $1.0 million has been charged against the allowance for loan losses and $2.0 million has been reclassified as TDR.

Non-accrual acquired loans at December 31, 2017 increased $997 thousand from December 31, 2016, due to four additional residential real estate loans being classified as non-accrual during 2017.

The balance of OREO at December 31, 2017 decreased $742 thousand to $2.0 million from the balance of $2.7 million at December 31, 2016.

Legacy OREO consists of one property. One legacy property was transferred into legacy OREO during the first quarter and sold for a gain on sale of OREO of $35 thousand during the third quarter of 2017.

Acquired OREO at December 31, 2017, decreased $742 thousand from December 31, 2016. The decrease in acquired OREO was driven by the sale of three properties, which offset the transfer of one property into acquired OREO.

Delinquent Loans. The tables below present a breakdown of the recorded book balance of past due loans at December 31, 2017 and 2016:

	Past Due Loans
	Recorded Book Balance
	December 31, 2017			December 31, 2016
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$2,799,802	$—	$2,799,802
Investment	1,089,022	843,706	1,932,728	—	794,037	794,037
Land and A&D	254,925	158,899	413,824	—	—	—
Residential Real Estate:
First Lien-Investment	270,822	506,600	777,422	517,498	397,944	915,442
First Lien-Owner Occupied	229	2,457,299	2,457,528	—	879,718	879,718
HELOC and Jr. Liens	—	130,556	130,556	99,946	—	99,946
Commercial	51,088	261,081	312,169	325,161	—	325,161
Consumer	26,134	1,017,195	1,043,329	—	—	—
Total 30 - 89 days past due	1,692,220	5,375,336	7,067,556	3,742,407	2,071,699	5,814,106
90 or more days past due
Commercial Real Estate
Owner Occupied	—	—	—	—	634,290	634,290
Residential Real Estate:
First Lien-Owner Occupied	—	37,560	37,560	—	250,000	250,000
Consumer	—	78,407	78,407	19,242	—	19,242
Total 90 or more days past due	—	115,967	115,967	19,242	884,290	903,532
Total accruing past due loans	1,692,220	5,491,303	7,183,523	3,761,649	2,955,989	6,717,638

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

We review the adequacy of the allowance for loan losses at least quarterly. Our review includes evaluation of impaired loans as required by ASC Topic 310-Receivables, and ASC Topic 450-Contingencies. Also incorporated in determining the adequacy of the allowance is guidance contained in the SEC’s Staff Accounting Bulletin No. 102, Loan Loss Allowance Methodology and Documentation, the Federal Financial Institutions Examination Council’s Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions and the Interagency Policy Statement on the Allowance for Loan and Lease Losses. We also continue to measure the credit impairment at each period end on all loans that have been classified as a TDR using the guidance in ASC 310-10-35.

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

The loans classified in our held for sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at the balance sheet date and will be settled subsequent to that date. Only loans purchased by investors with recourse obligations are included in other liabilities.

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

Old Line Bank’s loss experience by category for each of the last 12 quarters is aggregated and that total is used to create a percentage of the loan portfolio as it existed at the beginning of the 12 quarter “look back.” Old Line Bank’s loss experience (Loss Factor) is progressively tiered by risk category for Pass, Pass-Watch, Special Mention and Substandard loans by applying a higher loss factor to higher risk rated categories. Loans rated “Doubtful” or “Loss” are, by definition, impaired and will be specifically reserved based upon Bank management’s best estimate of the loss exposure for each loan.

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

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. During 2013, the loan segments were changed to align with our new allowance methodology, which resulted in balance transfers from prior loan categories and assignment to each new loan segment.

		Commercial	Residential
December 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	660,497	231,488	22,203	40,920	955,108
Recoveries	2,350	2,017	900	35,525	40,792
	2,035,082	4,223,657	846,623	86,007	7,191,369
Loans charged off	(773,052)	(439,922)	(2,268)	(55,541)	(1,270,783)
Ending Balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,212	$69,903	$76,496	$—	$242,611
Other loans not individually evaluated	1,141,301	3,633,760	690,396	30,466	5,495,923
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	—	182,052
Ending balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586

		Commercial	Residential
December 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Provision for loan losses	172,059	936,227	486,935	(10,679)	1,584,542
Recoveries	43,330	—	49,464	18,482	111,276
	1,376,707	3,990,152	1,219,361	19,416	6,605,636
Loans charged off	(4,472)	—	(395,841)	(9,854)	(410,167)
Ending Balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$609,152	$611,498	$61,365	$—	$1,282,015
Other loans not individually evaluated	735,876	3,378,654	678,371	9,562	4,802,463
Acquired Loans:
Individually evaluated for impairment	27,207	—	83,784	—	110,991
Ending balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469

		Commercial	Residential
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Provision for loan losses	675,598	495,537	282,398	(142,549)	1,310,984
Recoveries	16,068	20	135,908	58,105	210,101
	1,388,037	3,053,925	1,345,301	15,657	5,802,920
Loans charged off	(226,719)	—	(662,339)	(4,044)	(893,102)
Ending Balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$605,336	$119,198	$—	$—	$724,534
Other loans not individually evaluated	555,982	2,934,727	594,358	11,613	4,096,680
Acquired Loans:
Individually evaluated for impairment	—	—	88,604	—	88,604
Ending balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818

		Commercial	Residential
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$—	$—	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	—	—	20,000	—	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

		Commercial	Residential
December 31, 2013	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance					3,965,347
Provision for loan losses					1,289,153
Allocated balance transferred	$597,739	$3,359,989	$1,260,579	$36,193	$5,254,500
Provision for loan losses for loans acquired with deteriorated credit quality	—	279,037	(64,000)	—	215,037
Recoveries	141	32,964	169,469	77,066	279,640
	597,880	3,671,990	1,366,048	113,259	5,749,177
Loans charged off	(102,829)	(102,595)	(524,814)	(89,726)	(819,964)
Ending Balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$191,753	$1,523,640	$167,450	$7,390	$1,890,233
Other loans not individually evaluated	303,298	1,766,718	421,160	16,143	2,507,319
Acquired Loans:
Individually evaluated for impairment	—	279,037	252,624	—	531,661
Ending balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213

The following table provides our ratio of allowance for loan losses:

	At December 31,
	2017	2016	2015	2014	2013
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.35%	0.45%	0.43%	0.46%	0.58%
Non-accrual loans	335.51%	97.05%	83.31%	82.23%	55.89%
Net charge-offs to average loans	0.08%	0.02%	0.07%	0.39%	0.07%

The following tables provide a breakdown of the allowance for loan losses at the dates indicated.

	Allocation of Allowance for Loan Losses
	December 31, 2017		December 31, 2016		December 31, 2015
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
	Amount	Category	Amount	Category	Amount	Category
Commercial	$1,262,030	11.02%	$1,372,234	10.39%	$1,161,318	10.04%
Commercial Real Estate	3,783,735	67.19	3,990,152	69.83	3,053,925	66.71
Residential Real Estate	844,355	18.27	823,521	19.41	682,962	22.65
Consumer	30,466	3.52	9,562	0.37	11,613	0.60
Total	$5,920,586	100.00%	$6,195,469	100.00%	$4,909,818	100.00%

	Allocation of Allowance for Loan Losses
	December 31, 2014		December 31, 2013
		% of Loans		% of Loans
		in Each		in Each
	Amount	Category	Amount	Category
Commercial	$696,371	11.62%	$495,051	11.84%
Commercial Real Estate	2,558,368	64.62	3,569,395	62.78
Residential Real Estate	926,995	22.75	841,234	24.09
Consumer	100,101	1.01	23,533	1.29
Total	$4,281,835	100.00%	$4,929,213	100.00%

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On December 31, 2017, we had $33.6 million in cash and due from banks, $1.4 million in interest bearing accounts, and $257 thousand in federal funds sold. As of December 31, 2016, we had $22.1 million in cash and due from banks, $1.2 million in interest bearing accounts, and $248 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

While we periodically experience large withdrawals, these have not resulted in liquidity issues for Old Line Bancshares. During the last recession and the turmoil in the financial markets that followed, some institutions experienced large deposit withdrawals that caused liquidity problems, although we did not. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs in the future and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit. In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $38.5 million at December 31, 2017. Old Line Bank has an additional secured line of credit from the FHLB of $618.3 million at December 31, 2017. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided the FHLB collateral to support up to $335.7 million of borrowings. We may increase availability by providing additional collateral. Additionally, we have provided collateral in the form of investment securities to support the $37.6 million repurchase agreement.

The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation—Capital Adequacy Guidelines.”

December 31,	2017	2016	2015
Tier 1 Capital
Common stock	$125	$109	$108
Additional paid-in capital	148,883	106,693	105,294
Retained earnings	61,054	48,842	38,291
Add: additional tier 1 capital instruments	4,031	3,874	—
Less: disallowed assets	30,122	11,898	11,526
Less: deferred assets	3,870	5,699	5,497
Total Tier 1 Capital	180,101	141,921	126,670
Tier 2 Capital:
Add: additional tier 2 capital instruments	35,000	35,000	—
Less: deductions	—	—	—
Other	61	—	—
Allowance for loan losses	5,921	6,247	5,133
Total Risk Based Capital	$221,083	$183,168	$131,803
Risk weighted assets	$1,872,984	$1,492,629	$1,189,816

Risk Based Capital Analysis

(Dollars in thousands)

				Regulatory	To be Well
December 31,	2017	2016	2015	Minimum	Capitalized
Capital Ratios:
Tier 1 risk based capital ratio	9.6%	9.5%	10.7%	6.0%	8.0%
Total risk based capital ratio	11.8%	12.3%	11.1%	8.0%	10.0%
Leverage ratio	8.8%	8.6%	9.1%	4.0%	5.0%
Common Equity Tier 1	9.4%	9.2%	10.7%	4.5%	6.5%

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

Outstanding loan commitments and lines and letters of credit at December 31, 2017 and 2016 are as follows:

December 31,	2017	2016
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$132,246	$92,263
Construction	132,855	134,944
Consumer	41,151	26,204
	$306,252	$253,411
Standby letters of credit	$12,362	$18,907

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counterparty. Commitments generally include expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit worthiness on a case by case basis. During periods of economic turmoil, we reevaluate many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Commitments for real estate development and construction, which totaled $132.9 million, or 43.43% of the $306.3 million of standing loan commitments and lines and letters of credit at December 31, 2017, are generally short term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

We have various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date.

Contractual Obligations

(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years	Total
Non-interest bearing deposits	$451,803	$—	$—	$—	$451,803
Interest bearing deposits	908,792	227,581	64,727	—	1,201,100
Short term borrowings	192,612	—	—	—	192,612
Long term borrowings	—	—	—	38,107	38,107
Purchase obligations	6,670	10,939	11,654	4,585	33,848
Operating leases	2,352	5,037	889	4,069	12,347
Total	$1,562,229	$243,557	$77,270	$46,761	$1,929,817

Our operating lease obligations represent rental payments for 22 branches and five loan production offices. The interest bearing obligations include accrued interest. Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligations amounts include estimated obligations under data processing and network servicing and installation contracts, income tax payable, pension obligations and accounts payable for goods and services.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the Federal Tax Exempt adjustments and the GAAP basis information presented in this report:

Twelve Months Ended December 31, 2017

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$62,114,088	3.57%	3.35%
Tax equivalent adjustment
Federal funds sold	243	—	—
Investment securities	1,043,821	0.06	0.06
Loans	1,122,185	0.06	0.06
Total tax equivalent adjustment	2,166,249	0.12	0.12
Tax equivalent interest yield	$64,280,337	3.69%	3.47%

Twelve Months Ended December 31, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$52,939,428	3.66%	3.50%
Tax equivalent adjustment
Federal funds sold	16	—	—
Investment securities	951,978	0.07	0.07
Loans	922,114	0.06	0.06
Total tax equivalent adjustment	1,874,108	0.13	0.13
Tax equivalent interest yield	$54,813,536	3.79%	3.63%

Twelve Months Ended December 31, 2015

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$46,588,496	3.95%	3.82%
Tax equivalent adjustment
Federal funds sold	5	—	—
Investment securities	793,155	0.06	0.06
Loans	949,678	0.07	0.07
Total tax equivalent adjustment	1,742,838	0.13	0.13
Tax equivalent interest yield	$48,331,334	4.08%	3.95%

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

The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2017. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2017
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	257	—	—	—	257
Investment securities	1,499	3,304	623	212,927	218,353
Loans	291,403	115,769	771,105	521,991	1,700,268
Total interest earning assets	293,189	119,073	771,728	734,918	1,918,908
Interest Bearing Liabilities:
Interest-bearing transaction deposits	355,498	182,605	—	—	538,103
Savings accounts	44,323	44,324	44,324	—	132,971
Time deposits	98,292	183,750	247,984	—	530,026
Total interest-bearing deposits	498,113	410,679	292,308	—	1,201,100
FHLB advances	155,000	—	—	—	155,000
Other borrowings	37,612	—	—	38,107	75,719
Total interest-bearing liabilities	690,725	410,679	292,308	38,107	1,431,819
Period Gap	$(397,536)	$(291,606)	$479,420	$696,811	$487,089
Cumulative Gap	$(397,536)	$(689,142)	$(209,722)	$487,089
Cumulative Gap/Total Assets	(18.88)%	(32.73)%	(9.96)%	23.13%

Quarterly Data (unaudited)

(in 000’s)

	First	Second	Third	Fourth
Year Ended December 31, 2017	Quarter	Quarter	Quarter	Quarter

Interest income	$16,635	$17,054	$19,492	$20,432
Interest expense	2,474	2,801	3,019	3,204
Net interest income	14,161	14,253	16,473	17,228
Provision for loan losses	440	279	136	100
Net interest income after provision for loan losses	13,721	13,974	16,337	17,127
Income before income taxes	6,044	6,040	3,848	8,185
Income tax expense	2,070	2,070	1,685	2,328
Net income available to common stockholders	3,974	3,970	2,163	5,857
Basic earnings per common share	0.36	0.36	0.18	0.47
Diluted earnings per common share	0.36	0.36	0.18	0.46

	First	Second	Third	Fourth
Year Ended December 31, 2016	Quarter	Quarter	Quarter	Quarter

Interest income	$14,158	$14,614	$15,339	$16,354
Interest expense	1,546	1,638	2,000	2,341
Net interest income	12,612	12,976	13,339	14,013
Provision for loan losses	779	300	306	200
Net interest income after provision for loan losses	11,833	12,676	13,033	13,812
Income before income taxes	3,193	4,687	5,374	6,715
Income tax expense	1,043	1,554	1,831	2,385
Net income	2,150	3,133	3,543	4,330
Less: Net income (loss) attributable to the non-controlling interest	(2)	2	-	-
Net income available to common stockholders	2,152	3,131	3,543	4,330
Basic earnings per common share	0.20	0.29	0.33	0.40
Diluted earnings per common share	0.20	0.28	0.32	0.39

	First	Second	Third	Fourth
Year Ended December 31, 2015	Quarter	Quarter	Quarter	Quarter

Interest income	$12,508	$12,352	$13,007	$13,624
Interest expense	1,046	1,181	1,259	1,378
Net interest income	11,462	11,171	11,748	12,246
Provision for loan losses	562	86	264	400
Net interest income after provision for loan losses	10,900	11,085	11,484	11,845
Income before income taxes	4,040	3,797	4,720	3,289
Income tax expense	1,295	1,195	1,605	1,287
Net income	2,745	2,602	3,115	2,002
Less: Net income (loss) attributable to the non-controlling interest	(9)	1	3	1
Net income available to common stockholders	2,754	2,601	3,112	2,001
Basic earnings per common share	0.25	0.25	0.30	0.19
Diluted earnings per common share	0.25	0.24	0.29	0.19

Item 8. Financial Statements

The following consolidated financial statements are filed with this report:

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Old Line Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Old Line Bancshares, Inc. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Old Line Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Old Line Bancshares, Inc. as of December 31, 2017 and 2016, and for each of the years in the three years ended December 31, 2017, and our report dated March 9, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report On Internal Control Over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2017 has excluded DCB Bancshares, Inc. acquired on July 28, 2017. We have also excluded DCB Bancshares, Inc. from the scope of our audit of internal control over financial reporting. DCB Bancshares, Inc. constituted 7.18 percent of consolidated revenue (total net interest income and total noninterest income) for the year ended December 31, 2017, and 9.94 percent of consolidated total assets as of December 31, 2017

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 9, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Old Line Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2013.

Atlanta, Georgia

March 9, 2018

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016
Assets
Cash and due from banks	$33,562,652	$22,062,912
Interest bearing deposits in other financial institutions	1,354,870	1,151,917
Federal funds sold	256,589	248,342
Total cash and cash equivalents	35,174,111	23,463,171
Investment securities available for sale-at fair value	218,352,558	199,505,204
Loans held for sale, fair value of $4,557,722 and $8,707,516	4,404,294	8,418,435
Loans held for investment (net of allowance for loan losses of $5,920,586 and $6,195,469, respectively)	1,696,361,431	1,361,175,206
Equity securities at cost	8,977,747	8,303,347
Premises and equipment	41,173,810	36,744,704
Accrued interest receivable	5,476,230	4,278,229
Deferred income taxes	7,317,096	9,578,350
Bank owned life insurance	41,612,496	37,557,566
Annuity Plan	5,981,809	—
Other real estate owned	2,003,998	2,746,000
Goodwill	25,083,675	9,786,357
Core deposit intangible	6,297,970	3,520,421
Other assets	7,396,227	3,942,640
Total assets	$2,105,613,452	$1,709,019,630
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$451,803,052	$331,331,263
Interest bearing	1,201,100,317	994,549,269
Total deposits	1,652,903,369	1,325,880,532
Short term borrowings	192,611,971	183,433,892
Long term borrowings	38,106,930	37,842,567
Supplemental executive retirement plan	5,893,255	5,613,799
Income taxes payable	2,157,375	18,706
Other liabilities	6,213,366	5,563,349
Total liabilities	1,897,886,266	1,558,352,845
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; issued and outstanding 12,508,332 for 2017 and 10,910,915 for 2016	125,083	109,109
Additional paid-in capital	148,882,865	106,692,958
Retained earnings	61,054,487	48,842,026
Accumulated other comprehensive income (loss)	(2,335,249)	(4,977,308)
Total Old Line Bancshares, Inc. stockholders’ equity	207,727,186	150,666,785
Total liabilities and stockholders’ equity	$2,105,613,452	$1,709,019,630

The accompanying notes are an integral part of these consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2017	2016	2015
Interest Income
Loans, including fees	$68,132,398	$56,031,146	$47,948,411
Interest and dividends on taxable investments:
U.S. Treasury securities	25,636	18,838	10,520
U.S. government agency securities	272,751	266,302	521,947
Corporate bonds	628,622	130,374	—
Mortgage backed securities	2,213,346	2,060,415	1,502,468
Municipal securities	1,772,539	1,586,956	1,239,290
Federal funds sold	6,198	2,334	1,022
Other	561,231	368,175	229,136
Total interest income	73,612,721	60,464,540	51,452,794
Interest expense
Deposits	7,321,031	5,508,833	4,246,990
Borrowed funds	4,177,602	2,016,279	617,308
Total interest expense	11,498,633	7,525,112	4,864,298
Net interest income	62,114,088	52,939,428	46,588,496
Provision for loan losses	955,108	1,584,542	1,310,984
Net interest income after provision for loan losses	61,158,980	51,354,886	45,277,512
Non-interest income
Service charges on deposit accounts	1,982,981	1,728,636	1,729,773
Gains on sales or calls of investment securities	35,258	1,227,915	65,222
Earnings on bank owned life insurance	1,167,467	1,132,401	1,009,653
Gain (loss) on disposal of assets	73,663	(27,176)	14,128
Gain on sale of loans	94,714	—	—
Income on marketable loans	2,319,806	2,317,648	2,019,313
Other fees and commissions	2,126,716	1,876,613	2,006,906
Total non-interest income	7,800,605	8,256,037	6,844,995
Non-interest expense
Salaries and benefits	20,551,526	20,031,638	17,237,222
Occupancy and equipment	7,073,696	6,788,213	5,775,874
Data processing	1,671,720	1,549,863	1,432,182
FDIC insurance and State of Maryland assessments	1,001,522	1,040,507	966,982
Merger and integration	3,985,514	661,018	1,420,570
Core deposit premium amortization	968,880	830,805	792,351
(Gain) loss on sales of other real estate owned	(13,589)	(77,943)	49,717
OREO expense	301,394	318,498	430,559
Director Fees	659,300	665,700	651,500
Network services	519,652	549,639	699,649
Telephone	821,260	762,943	659,934
Other operating	7,302,172	6,522,285	6,159,143
Total non-interest expense	44,843,047	39,643,166	36,275,683
Income before income taxes	24,116,538	19,967,757	15,846,824
Income tax expense	8,152,724	6,812,598	5,382,390
Net income	15,963,814	13,155,159	10,464,434
Less: Net gain (loss) attributable to the non-controlling interest	—	62	(4,152)
Net income available to common stockholders	$15,963,814	$13,155,097	$10,468,586
Basic earnings per common share	$1.38	$1.21	$0.98
Diluted earnings per common share	$1.35	$1.20	$0.97
Dividend per common share	$0.32	$0.24	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

Years Ended December 31,	2017	2016	2015
Net income	$15,963,814	$13,155,159	$10,464,434
Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available for sale, net of taxes of $1,734,922, (2,782,707) and $146,528 respectively.	2,663,409	(4,271,943)	224,945
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $13,908, $484,351 and $25,727, respectively.	(21,350)	(743,564)	(39,495)
Other comprehensive income (loss)	2,642,059	(5,015,507)	185,450
Comprehensive Income	18,605,873	8,139,652	10,649,884
Comprehensive income (loss) attributable to the non-controlling interest	—	62	(4,152)
Comprehensive income available to common stockholders	$18,605,873	$8,139,590	$10,654,036

The accompanying notes are an integral part of these consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	stockholders’
	Shares	Par value	capital	earnings	income (loss)	interest	equity
Balance, December 31, 2014	10,810,930	$108,110	$105,235,646	$30,067,798	$(147,250)	$262,333	$135,526,637
Net income attributable to Old Line Bancshares,Inc.	—	—	—	10,468,586	—	—	10,468,586
Acquisition of Regal Bancorp	230,640	2,306	4,142,295	—	—	—	4,144,601
Unrealized gain on securities available for sale,net of income tax expense of $120,801	—	—	—	—	185,450	—	185,450
Net loss attributable to non-controlling interest	—	—	—	—	—	(4,152)	(4,152)
Stock based compensation awards	—	—	418,419	—	—	—	418,419
Stock options exercised including tax benefitof$94,185	69,500	695	815,158	—	—	—	815,853
Restricted stock issued	30,727	307	(307)	—	—	—	—
Stock buyback	(339,237)	(3,392)	(5,317,605)				(5,320,997)
Common stock cash dividend $0.21 per share	—	—	—	(2,245,508)	—	—	(2,245,508)
Balance, December 31, 2015	10,802,560	$108,026	$105,293,606	$38,290,876	$38,200	$258,181	$143,988,889
Net income attributable to Old Line Bancshares,Inc.	—	—	—	13,155,097	—	—	13,155,097
Unrealized loss on securities available for sale,net of income tax benefit of $3,267,058	—	—	—	—	(5,015,508)	—	(5,015,508)
Purchase of non-controlling interest	—	—	—	—	—	(258,181)	(258,181)
Stock based compensation awards	—	—	562,672	—	—	—	562,672
Stock options exercised including tax benefitof$149,429	71,794	718	837,045	—	—	—	837,763
Restricted stock issued	36,561	365	(365)	—	—	—	—
Common stock cash dividend $0.24 per share	—	—	—	(2,603,947)	—	—	(2,603,947)
Balance, December 31, 2016	10,910,915	$109,109	$106,692,958	$48,842,026	$(4,977,308)	$—	$150,666,785
Net income attributable to Old Line Bancshares,Inc.	—	—	—	15,963,814	—	—	15,963,814
Unrealized loss on securities available for sale,net of income tax benefit of $1,721,014	—	—	—	—	2,642,059	—	2,642,059
Acquisition of DCB	1,495,090	14,951	40,830,924	—	—	—	40,845,875
Stock based compensation awards	—	—	694,593	—	—	—	694,593
Stock options exercised including tax benefitof$217,132	61,614	616	664,797	—	—	—	665,413
Restricted stock issued	40,713	407	(407)	—	—	—	—
Common stock cash dividend $0.32 per share	—	—	—	(3,751,353)	—	—	(3,751,353)
Balance, December 31, 2017	12,508,332	$125,083	$148,882,865	$61,054,487	$(2,335,249)	$—	$207,727,186

The accompanying notes are an integral part of these consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2017	2016	2015
Cash flows from operating activities
Net income	$15,963,814	$13,155,159	$10,464,434
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,476,059	2,582,116	2,332,087
Provision for loan losses	955,108	1,584,542	1,310,984
Amortization of intangible assets	968,881	830,805	792,351
Change in deferred loan fees net of costs	(409,322)	(329,541)	(1,039)
(Gain)/loss on sales or calls of securities	(35,258)	(1,227,915)	(65,222)
Amortization of premiums and discounts	968,404	1,082,570	910,426
Origination of loans held for sale	(95,358,878)	(100,887,323)	(103,508,482)
Proceeds from sale of loans held for sale	99,373,019	100,581,376	99,944,100
Income on marketable loans	(2,319,806)	(2,317,648)	(2,019,313)
(Gain)/loss on sales of other real estate owned	(13,589)	(77,943)	49,717
Gain on sale of loans	(94,714)	—	—
Write down of other real estate owned	—	—	145,165
Gain on sale of fixed assets	(73,663)	(27,176)	(14,128)
Deferred income taxes	1,139,576	7,509,357	2,496,521
Stock based compensation awards	694,593	562,672	418,419
Increase (decrease) in
Accrued interest payable	155,350	852,670	128,352
Income tax payable	2,138,669	(3,596,971)	3,130,242
Supplemental executive retirement plan	279,456	277,290	241,368
Other liabilities	(2,305,696)	593,395	(1,531,062)
Decrease (increase) in
Accrued interest receivable	(612,806)	(463,683)	(342,255)
Bank owned life insurance	(969,147)	(951,461)	(866,588)
Other assets	1,241,258	624,397	(13,821)
Net cash provided by operating activities	$24,161,308	$20,356,688	14,002,256
Cash flows from investing activities
Net cash and cash equivalents of acquired bank	35,566,945	—	6,344,304
Acquisition cash consideration	—	—	(2,852,321)
Purchase of investment securities available for sale	(50,360,299)	(153,226,365)	(51,567,606)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	23,489,734	32,295,968	—
Available for sale sold	53,802,337	107,993,646	41,835,214
Annuity Plan	(5,981,809)	—	—
Loans made, net of principal collected	(117,568,330)	(214,308,249)	(129,132,289)
Proceeds from sale of other real estate owned	1,178,439	1,034,362	1,413,869
Change in equity securities	(674,400)	(3,361,001)	869,351
Purchase of premises and equipment	(2,735,017)	(3,151,842)	(2,399,547)
Proceeds from the sale of premises and equipment	73,663	27,176	14,128
Net cash used in investing activities	(63,208,737)	(232,696,305)	(135,474,897)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	69,431,735	17,131,785	94,563,356
Other deposits	(20,276,347)	72,868,781	21,602,161
Short term borrowings	4,424,558	75,876,646	46,554,357
Long term borrowings	264,363	28,249,249	(16,200,985)
Stock proceeds from stock repurchase program	—	—	(5,320,997)
Proceeds from stock options exercised	665,413	837,763	816,213
Cash dividends paid-common stock	(3,751,353)	(2,603,947)	(2,245,508)
Purchase of minority member(s) interest	—	(258,181)	—
Net cash provided by financing activities	50,758,369	192,102,096	139,768,597

Net (decrease) increase in cash and cash equivalents	11,710,940	(20,237,521)	18,295,956

Cash and cash equivalents at beginning of period	23,463,171	43,700,692	25,404,736
Cash and cash equivalents at end of period	$35,174,111	$23,463,171	43,700,692

The accompanying notes are an integral part of these consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,	2017	2016	2015
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$11,343,284	$6,423,846	$4,735,946
Income taxes	$4,874,478	$2,725,000	$415,220

Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$422,848	$1,230,375	$820,725

	2017	2016	2015
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$310,974,425	$—	$129,901,303
Other intangible assets acquired	15,297,318	—	2,715,463
Fair value of liabilities assumed	(285,421,333)	—	(125,619,844)
Total merger consideration	40,850,410	—	6,996,922

Supplemental disclosure of noncash activities:
Transfer to loans from other real estate owned	$—	$—	$820,725

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

For 2015, we reported the non-controlling interests in Pointer Ridge separately in the consolidated balance sheets. We report the income of Pointer Ridge attributable to Bancshares from the date of Bancshares’ acquisition of majority interest on the consolidated statements of income.

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

Management systematically evaluates investment securities for other- than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security. A decline in the market value of any available for sale security below cost that is deemed other-than-temporary results in a charge to earnings and establishment of a new cost basis for that security.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp, Inc., WSB Holdings, Inc., Regal Bancorp, Inc. and DCB. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp, Inc., ten years for WSB Holdings, Inc., and eight years for Regal Bancorp, Inc. and DCB and the estimated useful lives are periodically reviewed for reasonableness.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

We evaluated the carrying value of goodwill as of September 30, 2017, our annual test date, and determined that no impairment charge was necessary. Additionally, should Bancshares’ future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2017 evaluation that caused us to perform an interim review of the carrying value of goodwill.

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

Loans Held for Sale—The loans classified in the held for sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at December 31, 2017 and will be settled subsequent to that date and reported at lower of cost.

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

Income Taxes—The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. If needed, we use a valuation allowance to reduce the deferred tax assets to the amount we expect to realize. We allocate tax expense and tax benefits to Bancshares and its subsidiaries based on their proportional share of taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. In the fourth quarter 2017, the Tax Cut Jobs Act was signed into law, which requires the deferred tax assets and liabilities to be revalued using the 21% federal tax rate enacted. The provisional effect was recorded in the fourth quarter tax provision.

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

	Years Ended December 31,
	2017	2016	2015
Net Income	$15,963,814	$13,155,097	$10,468,586
Denominator:
Weighted average common shares outstanding	11,588,045	10,837,939	10,647,986
Effect of Diluted Shares	211,139	159,546	136,337
Diluted shares	11,799,184	10,997,485	10,784,323
Net income per share:
Basic	$1.38	$1.21	$0.98
Diluted	$1.35	$1.20	$0.97

Comprehensive Income—Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes. The line item affected in the consolidated statements of income by the re-classified amounts is gain on sales or calls of investment securities.

Reclassifications—We have made certain reclassifications to the 2016 and 2015 financial presentation to conform to the 2017 presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net income.

Recent Accounting Pronouncements— In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The ASU does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. This ASU will be effective for us in our first quarter of 2018. Bancshares is continuing to assess its revenue streams and is reviewing its contracts with customers that are potentially affected by the new guidance, including fees on deposits, gains and losses on the sale of other real estate owned, credit and debit card interchange fees, and rental income, to determine the potential impact the new guidance is expected to have on Bancshares’ consolidated financial statements. However, Bancshares does not expect its revenue recognition pattern for these revenue streams to change materially from current practice as a result of the ASU. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and noninterest income. The contracts that are within scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate, insurance commissions and miscellaneous fees. Based on our overall assessment of revenue streams and review of related contracts affected by the ASU, Bancshares does not anticipate a material impact on our consolidated financial position or consolidated results of operations as a result of the adoption of this ASU. Bancshares is planning to adopt the ASU on January 1, 2018, utilizing the modified retrospective approach.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by: requiring equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU permits early adoption of the instrument-specific credit risk provision. This ASU will be effective for us in our first quarter of 2018. With the adoption of this ASU, equity securities can no longer be classified as available for sale, and as such marketable equity securities will be disclosed as a separate line item on the balance sheet with changes in the fair value of equity securities reflected in net income. This ASU will not have a significant impact on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. This ASU will be effective for us in our first quarter of 2019. Bancshares is currently assessing the impact that the adoption of this standard will have on its financial condition and results of operations and will closely monitor any new developments or additional guidance to determine the potential impact the new standard will on have on our consolidated financial statements.

In March 2016, FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 on January 1, 2017 did not impact Bancshares’ consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (“CECL”) model requiring Bancshares to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Bancshares has constituted a committee that has the responsibility to gather loan information and consider acceptable methodologies to comply with this ASU. The committee meets periodically to discuss the latest developments and committee members keep themselves updated on such developments via webcasts, publications, and conferences. We are also evaluating selected third party vendor solutions to assist us in the application of the ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. Bancshares’ evaluation indicates that the provisions of ASU No. 2016-13 are expected to impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following nine specific cash flow issues:  1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle.  The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented. While the adoption of this guidance will result in a change in classification in the statement of cash flows, it will not have a material impact on our consolidated financial statements as the new guidance will be applied are immaterial, and it will not have any impact on our financial position or results of operations.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. This guidance is effective for interim and annual periods for Bancshares on January 1, 2018, with early adoption permitted. Bancshares does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Bancshares does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

In March 2017, FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of this guidance is not expected to have a material impact on Bancshares’ consolidated financial statements.

In August 2017, FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU’s objectives are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. Bancshares currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not utilize hedge accounting. However, Bancshares is currently evaluating this ASU to determine whether its provisions will enhance its ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

In February 2018, FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This ASU allows an entity to elect a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that changed our income tax rate from 35% to 21%. The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. The ASU requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. Bancshares has elected to adopt ASU 2018-02 in the first quarter of 2018. The change in accounting principal will be accounted for as a cumulative effect adjustment to the balance sheet resulting in a reclass of approximately $460 thousand from AOCI to decrease retained earnings in the first quarter of 2018.

2. ACQUISITION OF DCB BANCSHARES, INC.

On July 28, 2017, Bancshares acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”). Upon the consummation of the merger, each share of common stock of DCB outstanding immediately before the merger was converted into the right to receive 0.9269 shares of Bancshares’ common stock, provided that cash was paid in lieu of any fractional shares of Bancshares common stock. As a result, Bancshares issued 1,495,090 shares of its common stock in exchange for the shares of DCB common stock in the merger. The aggregate merger consideration was approximately $40.9 million based on the closing sales price of Bancshares’ common stock on July 28, 2017.

In connection with the merger, Damascus merged with and into the Bank, with the Bank the surviving bank.

At July 28, 2017, DCB had consolidated assets of approximately $311 million. This merger added six banking locations located in Montgomery, Frederick and Carroll Counties in Maryland.

The acquired assets and assumed liabilities of DCB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of DCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair value for loans. Management used quoted or current market prices to determine the fair value of DCB’s investment securities.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following pro forma information combines the historical results of Bancshares and pre-merger DCB.  The pro forma financial information does not include the potential impacts of possible business model changes, current market conditions, revenue enhancements, expense efficiencies, or other factors.   The pro forma results exclude the impact of merger-related expenses of $4.0 million.  While adjustments were made for the estimated impact of certain fair value adjustments, the following results are not indicative of what would have occurred had the DCB acquisition taken place on indicated dates.

If the DCB acquisition had been completed on January 1, 2017, net interest income would have been approximately $68.3 million for the twelve months ended December 31, 2017. Net income would have been approximately $20.6 million for the same twelve month period.

If the DCB acquisition had been completed on January 1, 2016, net interest income would have been approximately $62.6 million for the twelve months ended December 31, 2016.  Net income would have been approximately $14.4 million for the same twelve month period.

The following is an outline of the expenses that we have incurred during the twelve months ended December 31, 2017 in conjunction with the DCB merger.

Year Ending December 31,	2017
Data processing	$1,426,269
Severence costs	1,515,207
Advisory & legal fees	703,224
Other	340,814
$3,985,514

3. Goodwill and Other Intangible Assets

The following is a summary of changes in the carrying amounts of goodwill as well as the gross carrying amounts and accumulated amortization of core deposit intangibles:

	December 31,
	2017	2016
Goodwill:
Carrying amount at beginning of year	$9,786,357	$9,786,357
Goodwill from DCB acquisition	15,297,318	—
Carrying amount at end of year	$25,083,675	$9,786,357
Core deposit intangible:
Core deposit intangible	$8,160,420	$8,160,420
Acquired during the year	3,746,430	—
Less accumulated amortization	(5,608,880)	(4,639,999)
Carrying amount at end of year	$6,297,970	$3,520,421

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

We recorded amortization expense related to the core deposit intangible of $968,881, $830,805 and $792,351 for the years ended December 31, 2017, 2016 and 2015, respectively. Core deposit intangibles are being amortized as follows:

Core Deposit
Years ended December 31,	Premium
2018	1,195,796
2019	1,101,084
2020	1,000,018
2021	912,325
2022	832,643
Thereafter	1,256,104
Total	$6,297,970

4. Cash and Cash Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. We did not have any accounts that exceeded the federally insured limit in 2017 or 2016. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $528 thousand and $491 thousand at December 31, 2017 and 2016, respectively. Federal banking regulations require banks to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

5. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2017
Available for sale
U. S. treasury	$3,007,728	$—	$(2,337)	$3,005,391
U.S. government agency	18,001,200	—	(267,434)	17,733,766
Corporate Bonds	14,621,378	144,574	(107,893)	14,658,059
Municipal securities	80,791,431	126,566	(1,362,709)	79,555,288
Mortgage backed securities:
FHLMC certificates	19,907,299	2,516	(455,580)	19,454,235
FNMA certificates	64,476,038	—	(1,530,121)	62,945,917
GNMA certificates	21,403,894	—	(403,992)	20,999,902
	$222,208,968	$273,656	$(4,130,066)	$218,352,558
December 31, 2016
Available for sale
U. S. treasury	$2,999,483	$27	$(3,728)	$2,995,782
U.S. government agency	7,653,595	—	(387,280)	7,266,315
Municipal securities	8,100,000	90,477	(18,840)	8,171,637
Mortgage backed securities	71,103,969	170,512	(3,587,676)	67,686,805
FHLMC certificates
FNMA certificates	22,706,185	11,712	(917,543)	21,800,354
GNMA certificates	73,425,200	—	(2,976,384)	70,448,816
SBA loan pools	21,736,255	3,506	(604,266)	21,135,495
	$207,724,687	$276,234	$(8,495,717)	$199,505,204

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2017 and 2016:

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U. S. treasury	$1,506,328	$1,422	$1,499,063	$915	$3,005,391	$2,337
U.S. government agency	12,266,502	93,043	5,467,264	174,391	17,733,766	267,434
Corporate bonds	9,407,810	107,893	—	—	9,407,810	107,893
Municipal securities	25,548,751	189,668	31,343,394	1,173,041	56,892,145	1,362,709
Mortgage backed securities
FHLMC certificates	—	—	19,314,957	455,580	19,314,957	455,580
FNMA certificates	2,516,080	19,937	60,429,837	1,510,184	62,945,917	1,530,121
GNMA certificates	8,822,021	114,278	12,177,882	289,714	20,999,903	403,992
	$60,067,492	$526,241	$130,232,397	$3,603,825	$190,299,889	$4,130,066

	December 31, 2016
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U. S. treasury	$1,496,016	$3,728	$—	$—	$1,496,016	$3,728
U.S. government agency	7,266,315	387,280	—	—	7,266,315	387,280
Corporate bonds	1,981,160	18,840	—	—	1,981,160	18,840
Municipal securities	50,722,157	3,587,676	—	—	50,722,157	3,587,676
Mortgage backed securities
FHLMC certificates	21,413,620	917,543	—	—	21,413,620	917,543
FNMA certificates	70,448,817	2,976,384	—	—	70,448,817	2,976,384
GNMA certificates	16,403,268	475,022	4,227,210	129,244	20,630,478	604,266
	$169,731,353	$8,366,473	$4,227,210	$129,244	$173,958,563	$8,495,717

At December 31, 2017, we had 56 investment securities that were in an unrealized loss position for less than 12 months and 116 investment securities in an unrealized loss position for 12 months or more.

We consider all unrealized losses on securities as of December 31, 2017 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of December 31, 2017, we do not have the intent to sell any of the securities classified as available for sale with unrealized losses and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not recognized any other than temporary impairment loss in our consolidated statement of income.

During the year ended December 31, 2017, we received $77.3 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities for a net gain of $35 thousand. The net proceeds of these transactions were used to pay down our Federal Home Loan Bank of Atlanta (“FHLB”) borrowings and purchase new investment securities. We acquired a total of $42.3 million investment portfolio as a result of the DCB merger. The securities sold included $41.8 million of securities that we acquired in the DCB merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Contractual maturities and pledged securities at December 31, 2017 and 2016 are shown below. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties. In addition, we classify mortgage backed securities based on maturity date, although the Bank receives payments on a monthly basis. We have pledged securities to customers who have funds invested in overnight repurchase agreements and deposits.

	2017		2016
	Amortized	Fair	Amortized	Fair
December 31,	cost	value	cost	value
Maturing
Within one year	$1,499,978	$1,499,063	$1,499,739	$1,499,766
Over one to five years	3,933,902	3,926,744	4,788,422	4,801,586
Over five to ten years	51,761,846	51,269,917	31,359,410	30,528,639
Over ten years	165,013,242	161,656,834	170,077,116	162,675,213
	$222,208,968	$218,352,558	$207,724,687	$199,505,204
Pledged securities	$61,250,667	$59,932,905	$52,471,389	$50,704,637

6. Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	December 31, 2017			December 31, 2016
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$268,128,087	$87,658,855	$355,786,942	$238,220,475	$53,850,612	$292,071,087
Investment	485,536,921	52,926,739	538,463,660	414,012,709	37,687,804	451,700,513
Hospitality	164,193,228	7,395,186	171,588,414	141,611,858	11,193,427	152,805,285
Land and A&D	67,310,660	9,230,771	76,541,431	51,323,297	6,015,813	57,339,110
Residential Real Estate
First Lien—Investment	79,762,682	21,220,518	100,983,200	72,150,512	23,623,660	95,774,172
First Lien—Owner Occupied	67,237,699	62,524,794	129,762,493	54,732,604	42,443,767	97,176,371
Residential Land and A&D	35,879,853	6,536,160	42,416,013	39,667,222	5,558,232	45,225,454
HELOC and Jr. Liens	21,520,339	16,019,418	37,539,757	24,385,215	2,633,718	27,018,933
Commercial and Industrial	154,244,645	33,100,688	187,345,333	136,259,560	5,733,904	141,993,464
Consumer	10,758,589	49,082,751	59,841,340	4,868,909	139,966	5,008,875
	1,354,572,703	345,695,880	1,700,268,583	1,177,232,361	188,880,903	1,366,113,264
Allowance for loan losses	(5,738,534)	(182,052)	(5,920,586)	(6,084,478)	(110,991)	(6,195,469)
Deferred loan costs, net	2,013,434	—	2,013,434	1,257,411	—	1,257,411
	$1,350,847,603	$345,513,828	$1,696,361,431	$1,172,405,294	$188,769,912	$1,361,175,206

________________________

(1)	As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), in December 2015 and DCB, the parent company of Damascus, in July 2017, we have segmented the portfolio into two components, “Legacy” loans originated by the Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank and Damascus.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties. Commercial real estate loans totaled $1.1 billion and $953.9 million, respectively, at December 31, 2017 and 2016. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent of successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At December 31, 2017 and 2016, we had approximately $171.6 million and $152.8 million, respectively, of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on investment properties. Our residential loan portfolio amounted to $310.7 million and $265.2 million, respectively, at December 31, 2017 and 2016. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 640 is required. We do not originate any subprime residential real estate loans.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single-family residential loans currently varies from $453,100 up to a maximum of $679,650 for certain high-cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $679,650. The Washington, D.C. and Baltimore areas are both considered high-cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans we originate for sale in the secondary market, we typically require a credit score or 620 or higher, with some exceptions provided we receive an approval recommendation from FannieMae, FreddieMac or FHA’s automated underwriting approval system. Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held for sale. The premium is recorded in income on marketable loans in non-interest income, net of commissions paid to the loan officers.

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

Our consumer loan portfolio, includes indirect loans, which consists primarily of auto and RV loans. These loans are financed through dealers and the dealers receive a percentage of the finance charge, which varies depending on terms of each loan. We use the same underwriting standards in originating these indirect loans as we do for consumer loans generally.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. market area in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Frederick, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The table below presents an aging analysis of the loan held for investment portfolio at December 31, 2017 and 2016.

	Age Analysis of Past Due Loans
	December 31, 2017			December 31, 2016
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,352,406,852	$338,913,557	$1,691,320,409	$1,167,380,870	$185,631,054	$1,353,011,924
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate:
Owner Occupied	—	—	—	2,799,802	—	2,799,802
Investment	1,089,022	843,706	1,932,728	—	794,037	794,037
Land and A&D	254,925	158,899	413,824	—	—	—
Residential Real Estate:
First Lien-Investment	270,822	506,600	777,422	517,498	397,944	915,442
First Lien-Owner Occupied	229	2,457,299	2,457,528	—	879,718	879,718
HELOC and Jr. Liens	—	130,556	130,556	99,946	—	99,946
Commercial and Industrial	51,088	261,081	312,169	325,161	—	325,161
Consumer	26,134	1,017,195	1,043,329	—	—	—
Total 30 - 89 days past due	1,692,220	5,375,336	7,067,556	3,742,407	2,071,699	5,814,106
90 or more days past due
Commercial Real Estate:
Owner Occupied	—	—	—	—	634,290	634,290
Residential Real Estate:
First Lien-Owner Occupied	—	37,560	37,560	—	250,000	250,000
Consumer	—	78,407	78,407	19,242	—	19,242
Total 90 or more days past due	—	115,967	115,967	19,242	884,290	903,532
Total accruing past due loans	1,692,220	5,491,303	7,183,523	3,761,649	2,955,989	6,717,638
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	—	228,555	228,555	2,370,589	—	2,370,589
Investment	—	—	—	—	—	—
Hospitality	—	—	—	1,346,736	—	1,346,736
Land and A&D	—	190,193	190,193	77,395	194,567	271,962
Residential Real Estate:
First Lien-Investment	192,501	—	192,501	312,061	99,293	411,354
First Lien-Owner Occupied	281,130	872,272	1,153,402	222,237	—	222,237
Commercial and Industrial	—	—	—	1,760,824	—	1,760,824
Non-accruing past due loans:	473,631	1,291,020	1,764,651	6,089,842	293,860	6,383,702
Total Loans	$1,354,572,703	$345,695,880	$1,700,268,583	$1,177,232,361	$188,880,903	$1,366,113,264

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The table below presents our impaired loans at December 31, 2017.

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,797,030	$1,797,030	$—	$1,913,873	$70,623
Investment	1,155,595	1,155,595	—	1,183,738	51,806
Residential Real Estate:
First Lien-Owner Occupied	226,554	226,554	—	233,618	10,536
Commercial and Industrial	387,208	387,208	—	379,983	30,245
With an allowance recorded:
Commercial Real Estate:
Investment	592,432	592,432	69,903	601,959	30,576
Residential Real Estate:
First Lien-Owner Occupied	54,576	54,576	37,075	217,673	—
First Lien-Investment	192,501	192,501	39,420	192,501	—
Commercial and Industrial	96,212	96,212	96,212	97,923	4,960
Total legacy impaired	4,502,108	4,502,108	242,610	4,821,268	198,746
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	253,865	253,865	—	252,988	2,155
Land and A&D	334,271	45,000	—	334,271	—
Residential Real Estate:
First Lien-Owner Occupied	1,382,055	1,269,796	—	1,390,037	31,601
First Lien-Investment	131,294	74,066	—	132,812	4,378
With an allowance recorded:
Commercial Real Estate:
Land and A&D	148,196	148,196	80,072	155,621	2,498
Residential Real Estate:
First Lien-Owner Occupied	250,194	250,194	77,464	273,596	23,424
Commercial and Industrial	72,125	72,125	24,517	74,279	3,775
Total acquired impaired	2,572,000	2,113,242	182,053	2,613,604	67,831
Total impaired	$7,074,108	$6,615,350	$424,663	$7,434,872	$266,577

________________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The table below presents our impaired loans at December 31, 2016.

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$566,973	$566,973	$—	$1,223,360	$12,759
Investment	1,212,771	1,212,771	—	1,208,240	54,531
Residential Real Estate:
First Lien-Owner Occupied	222,237	222,237	—	243,699	5,440
	843,809	843,809	—	3,338,295	3,761
With an allowance recorded:
Commercial Real Estate:
Owner Occupied	2,048,989	2,048,989	443,489	6,605,858	50,348
Investment	610,485	610,485	33,335	610,373	46,550
Hospitality	1,346,736	1,346,736	134,674	4,199,162	20,959
Land and A&D	77,395	77,395	15,860	82,587	4,729
Residential Real Estate:
First Lien-Owner Occupied	312,061	312,061	45,505	547,024	9,348
	1,016,479	1,016,479	609,152	1,976,689	4,476
Total legacy impaired	8,257,935	8,257,935	1,282,015	20,035,287	212,901
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Land and A&D	255,716	91,669	—	255,661	13,686
Residential Real Estate:
First Lien-Owner Occupied	662,835	662,835	—	1,408,689	19,899
First Lien-Investment	292,349	171,348	—	233,133	4,383
Land and A&D	334,271	45,000	—	334,271	—
With an allowance recorded:
Commercial Real Estate:
Land and A&D	151,634	151,634	83,784	161,622	5,264
Commercial and Industrial	76,243	76,243	27,207	83,049	3,992
Total acquired impaired	1,773,048	1,198,729	110,991	2,476,425	47,224
Total impaired	$10,030,983	$9,456,664	$1,393,006	$22,511,712	$260,125

________________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at December 31, 2017 consisted of seven loans for $2.7 million compared to seven loans at December 31, 2016 for $897 thousand.

The following table includes the recorded investment and number of modifications for TDRs for the years ended December 31, 2017 and 2016. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

	Loans Modified as a TDR for the twelve months ended
	December 31, 2017			December 31, 2016
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
TroubledDebtRestructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollarsinthousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Commercial Real Estate	1	1,596,740	1,560,726	—	—	—
Commercial	1	414,324	387,208	—	—	—
Total legacy TDR's	2	2,011,064	1,947,934	—	—	—
Acquired
Commercial Real Estate	—	—	—	—	—	—
Residential Real Estate Non-Owner Occupied	—	—	—	2	392,842	158,382
Total acquired TDR's	—	—	—	2	392,842	158,382
Total Troubled Debt Restructurings	2	$2,011,064	$1,947,934	2	$392,842	$158,382

There were no loans that were modified as TDRs during the previous 12 months and for which there was a payment default during the years ended December 31, 2017 or 2016.

Acquired Impaired Loans

The following table documents changes in the accretable discount/(premium) on all purchased credit impaired loans during the years ended December 31, 2017 and 2016, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	December 31,
	2017	2016
Balance at beginning of period	$(22,980)	$276,892
Additions due to DCB acquisition	6,686	—
Accretion of fair value discounts	(149,636)	(308,629)
Reclassification from non-accretable (1)	280,996	8,757
Balance at end of period	$115,066	$(22,980)

	Contractually
	Required
	Payments	Carrying
	Receivable	Amount
At December 31, 2017	$8,277,731	$6,617,774
At December 31, 2016	9,597,703	7,558,415

________________________

(1)	Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

For our acquisition of Damascus on July 28, 2017, we recorded all loans acquired at the estimated fair value on their purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into two loan pools, performing and non-performing.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

We had an independent third party determine the net discounted value of cash flows on 5,023 performing loans totaling $218.9 million. The valuation took into consideration the loans’ underlying characteristics including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and, in some cases, risk grade. The effect of this fair valuation process was a net discount of $158 thousand at acquisition. We then adjusted these values for inherent credit risk within each pool, which resulted in a total credit adjustment of $2.6 million.

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

We established a credit related non-accretable difference of $92 thousand relating to these purchased credit impaired loans, reflected in the recorded fair value. We further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $7 thousand on the acquisition date relating to those impaired loans.

The acquired performing contract book balance for the loans acquired in the DCB acquisition is $197.2 million with remaining accretable discount of $2.4 million for a net balance of $199.6 million as reflected in the balance sheet.

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

We determine loss ratios for all loans based upon a review of the three year loss ratio for the category and qualitative factors.

With respect to commercial loans, management assigns a risk rating of one through nine as follows:

•	Risk rating 1 (Highest Quality)—This category has the highest relative probability of repayment. Borrowers in this category would normally be investment grade risks, meaning entities having access (or capable of access) to the public capital markets and the supporting loan underwriting conforms to the standards of institutional credit providers. Credit risk is virtually absent due to the borrower’s substantial financial capacity, superior liquidity, and outstanding debt service coverage. This rating is generally reserved for the strongest customers of the Bank, or for loans that are secured by a perfected security interest in U. S. Government securities, investment grade government sponsored entities bonds, investment grade municipal bonds, insured savings accounts and insured certificates of deposit drawn on Old Line Bank or other high quality financial institutions. Loans to individuals of vast financial capacity, or those supported by conservatively margined liquid collateral, may warrant this Highest Quality rating.

•	Risk rating 2 (Very Good Quality) is normally assigned to a loan with a very high probability of repayment. Borrowers in this category may have access to alternative sources of financing. Credit risk is minimal due to the borrower’s sound primary and secondary repayments sources, strong debt capacity and coverage and good management in all key positions. This rating is generally reserved for strong customers of the Bank, or for loans secured by a properly margined portfolio of high quality traded stocks, lower grade municipal bonds and uninsured certificates of deposit at other financial institutions. Loans to individuals of substantial financial capacity, exhibiting significant liquidity, low leverage and a well-defined source of repayment may warrant this Very Good Quality rating.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

•	Risk rating 2 (Very Good Quality) is normally assigned to a loan with a very high probability of repayment. Borrowers in this category may have access to alternative sources of financing. Credit risk is minimal due to the borrower’s sound primary and secondary repayments sources, strong debt capacity and coverage and good management in all key positions. This rating is generally reserved for strong customers of the Bank, or for loans secured by a properly margined portfolio of high quality traded stocks, lower grade municipal bonds and uninsured certificates of deposit at other financial institutions. Loans to individuals of substantial financial capacity, exhibiting significant liquidity, low leverage and a well-defined source of repayment may warrant this Very Good Quality rating.

•	Risk rating 3 (Good Quality) is normally assigned to a loan with a sound primary and secondary source of repayment. This category represents a below average degree of risk as to repayment with no loss potential indicated. Borrowers in this category represent a reasonable credit risk with demonstrated ability to repay the debt from normal business operations. Borrowers should have a sound balance sheet, modest leverage, good liquidity and above average debt service coverage. There should be no significant departure from the intended source and timing of repayment and no undue reliance on secondary sources of repayment. To the extent that some variance exists in one or more criteria being measured, it may be offset by the relative strength of other factors and/or collateral pledged to secure the transaction. Loans to individuals of strong financial capacity, exhibiting good liquidity, reasonable leverage and defined primary and secondary sources of repayment may warrant this Good Quality rating.

•	Risk rating 4 (Average Quality)—This category represents an average degree of risk as to repayment with minimal to no loss potential indicated. Borrowers in this category exhibit generally stable operating trends. Borrowers should have a satisfactory balance sheet, manageable leverage, moderate liquidity and average debt service coverage. There should be no adverse departure from the intended source and timing of repayment and secondary sources of repayment should be readily available. Loans to individuals with adequate to strong net worth and some liquidity may warrant an Average Quality rating.

•	Risk rating 5 (Pass/Watch)—Borrowers in this category generally exhibit characteristics of an Average Quality credit, but may be experiencing income volatility, negative operating trends and a more highly leveraged balance sheet, thus warranting more than the normal level of supervision. Loans to borrowers with industry volatility, declining market share, marginal or new management, weak internal reporting systems, inadequate financial reporting to the Bank and loans to start-up businesses or businesses with untested management generally warrant a “Watch” designation; provided, however, that events or circumstances prompting this rating do not constitute an undue or unwarranted credit risk. Credits that require additional monitoring such as construction loans, asset based loans and loans granted under certain government lending programs (i.e. U. S. Small Business Administration—“SBA”) may be carried in this category where the risk or monitoring needs may be higher than the norm. Additionally, credits may be placed in this category because of an adverse event that has not weakened the credit, but which should be followed to assure that resolution occurs without material impact on the borrower.

•	Risk rating 6 (Special Mention)—Loans in this category generally represent currently protected, but potentially weak assets that deserve management’s close attention. If left uncorrected, the potential weaknesses may, at some future date, result in deterioration of the repayment prospects for the loan or in the Bank’s credit position. These loans constitute an unwarranted credit risk, but do not expose the Bank to sufficient risk to warrant adverse classification. Loans in this category may include credits that the Bank may be unable to supervise properly because of a lack of expertise, inadequate loan agreement, outdated and /or incomplete financial reporting, the condition of and control over collateral, failure to obtain proper documentation, or any other deviations from prudent lending practices. Economic or market conditions that may, in the future, affect the borrower, an adverse trend in the borrower’s operations or an imbalanced position in the balance sheet that has not reached a point where liquidation is jeopardized may warrant this Special Mention designation.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

•	Risk rating 7 (Substandard)—Loans in this category represent assets inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets have a well-defined weakness, or weaknesses, that jeopardize liquidation of the debt and are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of Substandard credits, does not have to exist in individual extensions of credit classified Substandard. Loans in this category are subject to impairment analysis, may require a specific reserve allocation and may be placed on non-accrual status.

•	Risk rating 8 (Doubtful)—Loans in this category have all the weaknesses inherent in a Substandard credit with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly improbable. The key issue that makes a loan Doubtful is the potential for loss. The possibility for some degree of loss is extremely high, but because of certain important and reasonably specific pending factors that may be advantageous and strengthen the credit, a classification as an estimated loss is deferred until a more exact status can be determined. Such pending factors could include a proposed merger, acquisition or liquidation procedures, additional capital injection, perfection of liens on additional collateral and refinancing plans. Doubtful assets are subject to impairment analysis, a specific reserve allocation and must be placed on non-accrual status.

•	Risk rating 9 (Loss) is assigned to charged-off loans. We consider assets classified as loss as uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has no recovery value, but that it is not practical to defer writing off the worthless assets, even though partial recoveries may occur in the future. Loans are charged off within the period in which they are determined to be uncollectible.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following tables outline the allocation of the loan portfolio by risk rating at December 31, 2017 and 2016.

	Account Balance
December 31, 2017	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$262,377,665	$83,069,390	$345,447,055
Investment	483,404,883	51,064,247	534,469,130
Hospitality	164,193,228	7,395,186	171,588,414
Land and A&D	65,184,837	9,065,405	74,250,242
Residential Real Estate:
First Lien-Investment	78,814,931	19,846,749	98,661,680
First Lien-Owner Occupied	66,888,943	57,895,058	124,784,001
Land and A&D	33,712,187	5,727,719	39,439,906
HELOC and Jr. Liens	21,520,339	16,019,418	37,539,757
Commercial	150,881,948	32,738,715	183,620,663
Consumer	10,758,589	49,017,427	59,776,016
	1,337,737,550	331,839,314	1,669,576,864
Special Mention(6)
Commercial Real Estate:
Owner Occupied	435,751	2,816,057	3,251,808
Investment	384,011	1,037,254	1,421,265
Hospitality	—	—	—
Land and A&D	2,125,823	120,366	2,246,189
Residential Real Estate:
First Lien-Investment	300,824	1,034,942	1,335,766
First Lien-Owner Occupied	67,626	1,848,385	1,916,011
Land and A&D	2,167,666	663,248	2,830,914
HELOC and Jr. Liens	—	—	—
Commercial	1,519,394	59,902	1,579,296
Consumer	—	65,324	65,324
	7,001,095	7,645,478	14,646,573
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,314,671	1,773,408	7,088,079
Investment	1,748,027	825,238	2,573,265
Hospitality	—	—	—
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	646,927	338,827	985,754
First Lien-Owner Occupied	281,130	2,781,351	3,062,481
Land and A&D	—	145,193	145,193
HELOC and Jr. Liens	—	—	—
Commercial	1,843,303	302,071	2,145,374
Consumer	—	—	—
	9,834,058	6,211,088	16,045,146
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,354,572,703	$345,695,880	$1,700,268,583

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	660,497	231,488	22,203	40,920	955,108
Recoveries	2,350	2,017	900	35,525	40,792
	2,035,082	4,223,657	846,623	86,007	7,191,369
Loans charged off	(773,052)	(439,922)	(2,268)	(55,541)	(1,270,783)
Ending Balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,212	$69,903	$76,496	$—	$242,611
Other loans not individually evaluated	1,141,301	3,633,760	690,396	30,466	5,495,923
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	—	182,052
Ending balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586

December 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Provision for loan losses	172,059	936,227	486,935	(10,679)	1,584,542
Recoveries	43,330	—	49,464	18,482	111,276
	1,376,707	3,990,152	1,219,361	19,416	6,605,636
Loans charged off	(4,472)	—	(395,841)	(9,854)	(410,167)
Ending Balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$609,152	$611,498	$61,365	$—	$1,282,015
Other loans not individually evaluated	735,876	3,378,654	678,371	9,562	4,802,463
Acquired Loans:
Individually evaluated for impairment	27,207	—	83,784	—	110,991
Ending balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Our recorded investment in loans as of December 31, 2017 and 2016 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

December 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$96,212	$592,432	$247,077	$—	$935,721
Individually evaluated for impairment without specific reserve	387,208	2,952,625	226,554	—	3,566,387
Other loans not individually evaluated	153,761,224	981,623,840	203,926,942	10,758,589	1,350,070,595
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	72,125	148,196	250,194	—	470,515
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	298,865	1,269,796	—	1,568,661
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	—	3,466,289	3,137,545	14,000	6,617,834
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	33,028,564	153,298,200	101,643,355	49,068,751	337,038,870
Ending balance	$187,345,333	$1,142,380,447	$310,701,463	$59,841,340	$1,700,268,583

December 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$1,016,479	$4,083,605	$312,061	$—	$5,412,145
Individually evaluated for impairment without specific reserve	843,809	1,779,744	222,237	—	2,845,790
Other loans not individually evaluated	134,399,272	839,304,990	190,401,255	4,868,909	1,168,974,426
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	76,243	151,634	—	—	227,877
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	91,669	879,182	—	970,851
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	—	4,632,885	2,925,529	—	7,558,414
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	5,657,661	103,871,468	70,454,666	139,966	180,123,761
Ending balance	$141,993,464	$953,915,995	$265,194,930	$5,008,875	$1,366,113,264

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following table outlines the maturity and rate re-pricing distribution of the loan portfolio. For purposes of this disclosure, we have classified non-accrual loans as immediately re-pricing or maturing.

December 31,	2017	2016
Within one year	$407,174,181	$310,405,004
Over one to five years	771,105,803	683,085,446
Over five years	521,988,599	372,622,814
	$1,700,268,583	$1,366,113,264

As of December 31, 2017, the Bank has pledged loans totaling $335.7 million to support Federal Home Loan Bank borrowings.

The Bank makes loans to customers located in the Maryland suburbs and the surrounding Baltimore area. Residential and commercial real estate secure substantial portions of the Bank’s loans. Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

7. Equity Securities

We own the following equity securities:

December 31,	2017	2016
Atlantic Central Bankers Bank stock	$219,500	$219,500
Federal Home Loan Bank stock	8,402,000	7,727,600
ICBA Stock	1,750	1,750
Maryland Financial Bank stock	152,497	152,497
Investment in Maryland Statutory Trust	202,000	202,000
Total	$8,977,747	$8,303,347

We carry these securities at cost and have evaluated them for other than temporary impairment. In 2017 and 2016, we did not record any such impairment.

8. Pointer Ridge Office Investment, LLC

We currently own 100% of Pointer Ridge and we have consolidated its results of operations from the date of acquisition. In August 2016, the Bank purchased the remaining aggregate 37.5% minority interest in Pointer Ridge not held by Bancshares and on September 2, 2016, we paid off the entire $5.8 million principal amount of a promissory note previously issued by Pointer Ridge. On September 28, 2017, Bancshares transferred and assigned its ownership interest in Pointer Ridge to the Bank, and as a result the Bank acquired all rights, title and interest in Pointer Ridge.

Pointer Ridge owns our headquarters building located at 1525 Pointer Ridge Place, Bowie, Maryland, containing approximately 40,000 square feet. We lease 98% of this building for our main office and operate a branch of the Bank from this address.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

9. Premises and Equipment

A summary of our premises and equipment and the related depreciation expense follows:

December 31,	2017	2016
Land	$7,938,389	$5,207,030
Building	28,580,066	27,854,975
Leasehold improvements	8,115,555	6,745,221
Furniture and equipment	9,814,799	8,018,395
	54,448,809	47,825,621
Accumulated depreciation	13,274,999	11,080,917
Net premises and equipment	$41,173,810	$36,744,704
Depreciation expense	$2,472,405	$2,248,205

10. Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2017	2016
Money market and NOW	$538,102,931	$433,195,434
Savings	132,970,630	100,758,813
Time deposits that meet or exceed the FDIC insured limit	95,365,364	75,931,295
Other time deposits	434,661,392	384,663,727
	$1,201,100,317	$994,549,269

Time deposits mature as follows:

December 31,	2017	2016
Within three months	$98,291,816	$68,951,740
Over three to twelve months	183,750,343	182,481,109
Over one to three years	183,257,118	125,289,678
Over three to five years	64,727,479	83,872,495
	$530,026,756	$460,595,022

Interest on deposits for the years ended December 31, 2017, 2016 and 2015, consisted of the following:

December 31,	2017	2016	2015
Money market and NOW	$1,863,164	$1,014,981	$723,666
Savings	130,322	122,270	111,385
Other time deposits	5,327,545	4,371,582	3,411,939
	$7,321,031	$5,508,833	$4,246,990

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

11. Short Term Borrowings

Bancshares has available an unsecured $5.0 million line of credit. The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $38.5 million as of December 31, 2017. The Bank has an additional secured line of credit from the FHLB of $618.3 million. Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank provide collateral to support borrowings. This collateral consists primarily of our commercial real estate loans, residential real estate loans and our multi-family loans. At December 31, 2017, we had provided $335.7 million in lendable collateral value and as outlined below have borrowed $155.0 million. We have additional available borrowing capacity of $180.7 million. We may increase this availability by pledging additional collateral. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

Securities Sold Under Agreements to Repurchase

To support the $37.6 million in repurchase agreements at December 31, 2017, we have provided collateral in the form of investment securities. At December 31, 2017, we have pledged $59.9 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $37.6 million mature daily and will remain fully collateralized until the account has been closed or terminated.

At December 31, 2017, the book and market values of securities pledged as collateral for repurchase agreements were $61.3 million and $59.9 million, respectively.

Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Short-term borrowings from the FHLB have a remaining maturity of less than one year.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Information related to short term borrowings is as follows:

	December 31, 2017			December 31, 2016
	Amount	Rate	Maximum Amount Borrowed During Any Month End Period	Amount	Rate	Maximum Amount Borrowed During Any Month End Period
Short term promissory notes	—	—	—	—	—	—
Repurchase agreements	$37,611,971	0.80%	$37,611,971	$33,433,892	0.47%	$33,880,864
FHLB daily rate advances	45,000,000	1.59	45,000,000	30,000,000	0.80	54,000,000
FHLB adjustable rate advances	—	—	—	—	—	4,000,000
FHLB fixed rate advances	110,000,000	1.40	165,000,000	120,000,000	0.61	159,000,000

Total short term borrowings	$192,611,971		$247,611,971	$183,433,892		$250,880,864
Average for the year
Short term promissory notes	$—	—%		$—	—%
Repurchase agreements	$27,469,892	0.80%		$30,573,019	0.47%
FHLB daily rate advances	28,098,630	1.22		32,263,661	0.64
FHLB adjustable rate advances	—	—		1,478,698	0.59
FHLB fixed rate advances	176,881,966	0.97		104,822,830	0.39
Total	$232,450,488			$169,138,208

12. Long Term Borrowings

The table below presents Bancshares’ long term borrowings at December 31, 2017 and 2016. The trust preferred subordinated debentures, acquired in the Regal acquisition, consists of two trusts - Trust 1 in the amount of $4.0 million (fair value adjustment of $1.5 million) maturing in 2034 and Trust 2 in the amount of $2.5 (fair value adjustment of $1.2 million) maturing in 2035. Long term borrowings also include $35 million in aggregate principal amount of Bancshares’ 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee. The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future. The Notes are subordinated in right of payment of all senior indebtedness. The fair value of the Notes is $34.1 million at December 31, 2017.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

	2017		2016
December 31,	Amount	Rate	Amount	Rate
Amount outstanding at year end
Senior note	$—	—%	$—	—%
Subordinated Note-fixed to floating rate	35,000,000		35,000,000
Discount on Subordinated note	(452,651)		(505,151)
Issuance cost for subordinated note	(471,590)		(526,286)
Net carrying value of subordinated debt	34,075,759	5.625	33,968,563	5.625
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	4.39	4,000,000	3.82
Acquisition fair value adjustment	(1,468,572)		(1,558,946)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	3.14	2,500,000	2.57
Acquisition fair value adjustment	(1,202,257)		(1,269,050)
Stock on subordinated debentures	202,000		202,000
Net carrying value	4,031,171	3.91 (1)	3,874,004	3.34 (1)
Total	$38,106,930		$37,842,567
Average for the year
Senior note, fixed at 6.28%	$—	—%	$3,887,114	6.28%
Subordinated note	34,018,375	5.625	11,605,039	5.625
Trust preferred subordinated debentures (1)	3,947,384	9.75	3,757,633	9.38
Total	$37,965,759		$19,249,786

(1) The effective yield of the acquired subordinated debentures

Principal payments on long term debt obligations are due as follows:

Year	Amount
2026	34,075,759
over 10 years	4,031,171
$38,106,930

13. Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the board of directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $87,300, $282,602 and $276,618, during the years ended December 31, 2017, 2016 and 2015, respectively. The fees paid include rental payments to one of our former directors, G. Thomas Daugherty, who retired from the board of directors effective May 24, 2017. The fees listed are for the period that Mr. Daugherty served as a director of Bancshares.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000. This purchase increased Bancshares’ membership interest from 50.0% to 62.5%. A director of Bancshares and the Bank is the President and 52.0% stockholder of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C. Lucente Enterprises retained its 12.5% membership interest in Pointer Ridge until August 19, 2016. In August 2016, the Bank purchased the aggregate 37.5% minority interest in Pointer Ridge not held by Bancshares. In 2017, 2016 and 2015, the Bank paid Pointer Ridge $0, $653,380 and $897,333, respectively, in lease payments.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The directors, executive officers and their affiliated companies maintained deposits with the Bank of $4,929,631 and $10,337,238 at December 31, 2017 and 2016, respectively.

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2017	2016
Balance at beginning of year	$2,700,087	$2,471,949
Additions	1,536,167	710,572
Repayments	(311,115)	(482,434)
Balance at end of year	$3,925,139	$2,700,087

In addition to the outstanding balances, the directors and executive officers or affiliated companies have $433,240 in unused commitments as of December 31, 2017. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

14. Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for Bancshares was to lower the Federal corporate income tax rate to 21% from 35%. Bancshares re-measured its deferred tax assets and liabilities based on the income tax rates at which they are expected to reverse in the future, which is generally 21%. However, Bancshares will continue to analyze certain aspects of the Act, which may result in refinements of the calculations that could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of Bancshares’ deferred tax balance was $2.9 million, resulting in an increase of income tax expense for the year ended December 31, 2017. Additionally, we had maintained a deferred tax asset valuation allowance in relation to net operating loss carryovers and other items in relation to the acquisition of Regal Bank. Management determined that the concerns that existed at the time we established the valuation reserve relating to this acquisition no longer existed and Bancshares therefore reversed this valuation allowance of $3.4 million, resulting in a decrease to tax expense. The net impact of these two items was a reduction of income tax expense of $472 thousand. The components of income tax expense are as follows:

December 31,	2017	2016	2015
Current
Federal	$4,850,926	$(2,421,114)	$2,221,756
State	2,162,222	1,724,355	664,113
	7,013,148	(696,759)	2,885,869
Deferred
Federal	1,999,926	7,556,701	1,993,829
State	(860,350)	(47,344)	502,692
	1,139,576	7,509,357	2,496,521

	$8,152,724	$6,812,598	$5,382,390

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The components of net deferred tax assets and liabilities are as follows:

December 31,	2017	2016
Deferred tax assets
Allowance for loan losses	$1,245,747	$2,323,236
Non-accrual interest	149,017	205,703
Impairment losses and expenses on other real estate owned	251,924	348,617
Director stock options	38,949	8,684
Deferred compensation plans	1,565,114	2,130,082
Net operating loss carryover	3,869,905	5,698,994
Fair value adjustments for acquired assets and liabilities	3,523,966	3,787,101
Non-compete agreements	52,972	85,136
Other	—	(28,756)
Net unrealized loss on securities available for sale	1,061,187	3,242,175
	$11,758,781	$17,800,972
Deferred tax liabilities
Deferred loan origination costs, net	$527,338	$473,598
Depreciation	2,135,418	2,973,744
Other	45,885	—
Core deposit intangible amortization	1,733,044	1,388,630
	4,441,685	4,835,972
Net deferred tax asset before valuation allowance	7,317,096	12,965,000
Valuation allowance for deferred tax asset	—	(3,386,650)
Net deferred tax asset	$7,317,096	$9,578,350

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

Regal had NOL carryovers of $8.7 million at the time of our business combination in December 2015. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Service Code. We will be able to deduct $182,620 every year the Bank has taxable income until the NOL is fully utilized. The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction. If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2035. Additionally, the deferred tax asset was increased by $3.6 million at the time of acquisition and will be analyzed for utilization in future years. Management has determined that the concerns that existed at the time we established the valuation reserve relating to this acquisition no longer existed and therefore Bancshares has reversed this valuation allowance in total.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

DCB had NOL carryovers of $157 thousand at the time of our business combination in July 2017. We succeeded to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code. The amount we may deduct in any year will be reduced if we recognize a built in loss in such year or if our taxable income is lower than the statutory NOL deduction. If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2036.

We classify interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Bancshares and its subsidiaries file a consolidated U.S. federal tax return and both Bancshares and the Bank file a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2009. We had no material uncertain tax positions at December 31, 2017 or 2016 and there was no unrecognized tax benefit as of December 31, 2017 or 2016.

The following table reconciles the differences between the federal income tax rate of 34 percent and our effective tax rate:

December 31,	2017	2016	2015
Statutory federal income tax rate	34.0%	34.0%	34%
Increase (decrease) resulting from State income taxes, net of federal income tax benefit	6.3	5.3	4.7
Bank owned life insurance	(1.6)	(1.9)	(1.9)
Other tax exempt income	(4.8)	(5.0)	(5.7)
Stock based compensation awards	0.7	0.7	0.6
Other non-deductible expenses	1.8	0.8	1.2
Remove valuation allowance	(14.0)	—	—
Deferred tax asset rate change	12.1
Other	(0.6)	0.2	1.0
Effective tax rate	33.9%	34.1%	33.9%

15. Employee Benefits

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, were $618,056, $599,395 and $506,325 for 2017, 2016, and 2015, respectively.

The Bank also offers Supplemental Executive Retirement Plans (“SERPs”) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The combined accrued liability for these plans at December 31, 2017 and 2016 was $5.9 million and $5.6 million, respectively. The Bank’s expenses for the SERPs were $671,182, $649,244 and $617,888 in 2017, 2016, and 2015, respectively.

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (“KSOP”). The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code as an employee stock ownership plan. We have discontinued any future contributions to the employee stock ownership plan. At December 31, 2017, the employee stock ownership plan owned 32,949 shares of Bancshares’ common stock, had $19,193 invested in Bank certificates of deposit, and $19,463 in a Bank money market account. We have transferred the MB&T KSOP assets at acquisition of MB&T on April 2, 2011 into the Bank’s 401(k) plan discussed above.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Stock Options and Restricted Stock

We maintain the Old Line Bancshares, Inc. 2010 Equity Incentive Plan (the “Plan”) under which we may grant, among other awards, options to purchase Bancshares’ common stock and restricted shares of common stock. The Compensation Committee of the board of directors administers the Plan. As the Plans outlines, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options granted. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting periods. In 2013, stockholders approved an amendment to increase the number of shares issuable under the Plan by 450,000 shares. As of December 31, 2017, there were 291,448 shares remaining available for future issuance under the Plan. Shares issued upon exercise of options are issued from authorized but unissued shares.

The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2017, 2016 and 2015 was $488,995, $830,962 and $411,743, respectively.

A summary of the status of outstanding options follows:

	2017		2016		2015
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding, beginning of year	360,988	$12.04	368,956	$10.67	393,162	$10.14
Options granted	—	—	58,926	17.75	50,594	14.38
Options exercised	(26,914)	10.10	(66,894)	9.52	(74,800)	10.34
Options forfeited	—	—	—	—	—	—
Options expired	(6,500)	10.85	—	—	—	—
Outstanding, end of year	327,574	$12.22	360,988	$12.04	368,956	$10.67

				Outstanding Options		Exercisable Options
Exercise price			Number of shares at December 31, 2017	Weighted average remaining term in years	Weighted average exercise price	Number of shares at December 31, 2017	Weighted average exercise price
$6.30	-	10.95	134,723	2.43	$7.48	134,723	$7.48
$10.96	-	16.76	135,125	6.24	14.59	122,192	14.63
$16.77	-	17.75	57,726	8.04	17.75	29,640	17.75
			327,574	4.61	$12.22	286,555	$11.59

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Intrinsic value of vested exercisable options where the market value exceeds the exercise price	$5,114,960
Intrinsic value of outstanding options where the market value exceeds the exercise price	$5,639,857

At December 31, 2017, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next three years. The following table summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values. We used the Black-Scholes option pricing model.

Years Ended December 31,	2017	2016			2015
Expected dividends	-%	1.00%			1.00%
Risk free interest rate	-%	1.75%			0.39%
Expected volatility	-%	25.28%			30.76%
Weighted average volatility	-%	15.91%			10.65%
Expected life in years	-	4.68	-	5.72	5.50	-	6.00
Weighted average fair value of options granted	$-	$5.40			$5.09

During the year ended December 31, 2017, we granted 40,713 restricted common stock awards under the Plan.

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule of Unvested Restricted Stock

Awards December 31, 2017

# of Restricted
Vesting Date	Shares
2/25/2018	3,917
7/2/2018	7,137
7/8/2018	7,531
8/29/2018	5,427
12/31/2018	4,662
2/24/2019	5,295
7/8/2019	7,537
8/29/2019	5,432
12/31/2019	4,662
2/24/2020	3,472
8/29/2020	5,439
12/31/2020	4,676
2/24/2021	3,090
Total Issued	68,277

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

At December 31, 2017, there is $1.3 million unrecognized compensation cost related to non-vested restricted stock awards that we expect to realize over the next three years. A summary of the restricted stock awards during the year follows:

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested, beginning of period	54,151	$17.30	27,878	$15.52	8,522	$13.35
Restricted stock granted	42,066	28.22	36,461	18.20	30,725	15.31
Restricted stock vested	(27,940)	17.17	(10,188)	15.63	(11,369)	11.19
Restricted stock forfeited	—	—	—	—	—	—
Nonvested, end of period	68,277	$23.86	54,151	$17.30	27,878	$15.52
Total fair value of shares vested	$811,696		$194,589		$148,630
Intrinsic value of non-vested restricted stock awards where the market value exceeds the exercise price		$380,824		$361,506		$489,816
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$1,677,537		$819,472		$199,753

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

As of December 31, 2017 and 2016, the capital ratios and the capital requirements to remain adequately and well capitalized are as follows:

	Actual		Minimum capital adequacy (1)		To be well capitalized (2)
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)
Consolidated	$221,083	11.8%	$149,839	8%	$187,298	10%
Old Line Bank	$212,452	11.4%	$149,509	8%	$186,886	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$180,101	9.6%	$112,379	6%	$149,839	8%
Old Line Bank	$206,471	11.0%	$112,132	6%	$149,509	8%
Tier 1 capital (to average assets)
Consolidated	$180,101	8.8%	$81,485	4%	$101,857	5%
Old Line Bank	$206,471	10.1%	$81,415	4%	$101,769	5%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$176,070	9.4%	$84,284	4.5%	$121,744	6.5%
Old Line Bank	$206,471	11.0%	$84,099	4.5%	$121,476	6.5%

	Actual		Minimum capital adequacy (1)		To be well capitalized (2)
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)
Consolidated	$183,168	12.3%	$119,410	8%	$149,263	10%
Old Line Bank	$171,617	11.5%	$118,941	8%	$148,676	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$141,921	9.5%	$89,558	6%	$119,410	8%
Old Line Bank	$165,370	11.1%	$89,205	6%	$118,941	8%
Tier 1 capital (to average assets)
Consolidated	$141,921	8.6%	$66,369	4%	$82,961	5%
Old Line Bank	$165,370	10.0%	$66,213	4%	$82,766	5%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$138,047	9.2%	$67,168	4.5%	$97,021	6.5%
Old Line Bank	$165,370	11.1%	$66,904	4.5%	$96,639	6.5%

(1)	When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

December 31,	2017	2016
Commitments to extend credit and available credit lines:
Commercial	$132,245,792	$92,262,530
Construction	132,854,976	134,944,015
Consumer	41,151,049	25,422,254
	$306,251,817	$252,628,799
Standby letters of credit	$12,361,974	$18,907,384

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

We have recognized a reserve in the amount of $74,908, $19,547 and $22,461 for loans sold in the secondary market with recourse obligations as of December 31, 2017, 2016 and 2015. In addition, a reserve in the amount of $60,719, $51,808 and $222,729 has been established for the unfunded portion of loan commitments at December 31, 2017, 2016 and 2015, respectively. Both reserves are included in other liabilities.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

As of December 31, 2017, we leased 22 branch locations and five loan production offices from non-related parties under lease agreements expiring through 2040. Each of the leases provides extension options. We made lease payments to Pointer Ridge in connection with our lease of our corporate headquarters and one branch location from Pointer Ridge up through the purchase date of August 19, 2016.

The approximate future minimum lease commitments under the operating leases as of December 31, 2017, are presented below. We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation that was paid prior to Bank’s purchase of the remaining interest in Pointer Ridge.

Year	Amount (in thousands)
2018	$2,352
2019	2,062
2020	1,642
2021	1,333
2022	889
Remaining	4,069
$12,347

Rent expense was $2,104,832, $2,056,401 and $1,746,170 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For the years ended December 31, 2017 and 2016, there were no transfers between levels.

At December 31, 2017, Bancshares holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds and mortgage-backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us. To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source. We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities, which fall into Level 1, and our corporate bonds, which fall into Level 3.

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2017 (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Available-for-sale:
Treasury securities	$3,005	$3,005	$—	$—	$—
U.S. government agency	17,734	—	17,734	—	—
Corporate Bonds	14,658		—	14,658
Municipal securities	79,555	—	79,555	—	—
FHLMC MBS	19,455	—	19,455	—	—
FNMA MBS	62,946	—	62,946	—	—
GNMA MBS	21,000	—	21,000	—	—
Total recurring assets at fair value	$218,353	$3,005	$200,690	$14,658	$—

	At December 31, 2016 (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Available-for-sale:
Treasury securities	$2,996	$2,996	$—	$—	$—
U.S. government agency	7,266	—	7,266	—	—
Corporate Bonds	8,172		—	8,172
Municipal securities	67,687	—	67,687	—	—
FHLMC MBS	21,800	—	21,800	—	—
FNMA MBS	70,449	—	70,449	—	—
GNMA MBS	21,135	—	21,135	—	—
Total recurring assets at fair value	$199,505	$2,996	$188,337	$8,172	$—

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance sheet using inputs classified as level 3 in the fair value for the period indicated:

	Level 3	Level 3
(in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Investment available-for-sale
Balance as of January 1, 2017	$8,172	—
Realized and unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income	(35)	72
Purchases, issuances, sales and settlements	6,521	8,100
Transfers into or out of level 3	—	—
Balance at December 31, 2017	$14,658	8,172

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

	At December 31, 2017 (in thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Legacy:	$4,260	—	—	$4,260
Acquired:	1,931	—	—	1,931
Total Impaired Loans	6,191	—	—	6,191

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	1,579	—	—	1,579
Total other real estate owned:	2,004	—	—	2,004
Total	$8,195	$—	$—	$8,195

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

	At December 31, 2016 (in thousands)
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

The fair value of other real estate owned (“OREO”) is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. Discounts applied to appraisals have predominantly been in the range of 0% to 50%; however, in certain cases have ranged up to 75% which include estimated costs to sell or other reductions based on market expectations or an executed sales contract. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. We may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs. As a result of the acquisition of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by the Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB, and Regal Bank (acquired). We had no OREO acquired from the DCB acquisition. The increase in level 3 is due to an increase in our legacy non-accrual loans, and acquired other real estate owned.

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

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

	December 31,2017 (in thousands)
	Carrying Amount (000’s)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$35,174	$35,174	$35,174	$—	$—
Loans receivable, net	1,696,361	1,692,018	—	—	1,692,018
Loans held for sale	4,404	4,558	—	4,558	—
Investment securities available for sale	218,353	218,353	3,005	200,690	14,658
Equity Securities at cost	8,978	8,978	—	8,978	—
Bank Owned Life Insurance	41,612	41,612	—	41,612	—
Accrued interest receivable	5,476	5,476	—	1,215	4,261
Liabilities:
Deposits:
Non-interest-bearing	451,803	451,803	—	451,803	—
Interest bearing	1,201,100	1,205,936	—	1,205,936	—
Short term borrowings	192,612	192,612	—	192,612	—
Long term borrowings	38,107	38,107	—	38,107	—
Accrued Interest payable	1,472	1,472	—	1,472	—

	December 31, 2016 (in thousands)
	Carrying Amount (000’s)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$23,463	$23,463	$23,463	$—	$—
Loans receivable, net	1,361,175	1,364,361	—	—	1,364,361
Loans held for sale	8,418	8,707	—	8,707	—
Investment securities available for sale	199,505	199,505	2,996	188,337	8,172
Equity Securities at cost	8,303	8,303	—	8,303	—
Bank Owned Life Insurance	37,558	37,558	—	37,558	—
Accrued interest receivable	4,278	4,278	—	991	3,287
Liabilities:
Deposits:
Non-interest-bearing	331,331	331,331	—	331,331	—
Interest bearing	994,549	998,489	—	998,489	—
Short term borrowings	183,434	183,434	—	183,434	—
Long term borrowings	37,843	37,843	—	37,843	—
Accrued Interest payable	1,269	1,269	—	1,269	—

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

19. Other Operating Expenses

Other operating expenses that are significant are as follows:

December 31,	2017	2016	2015
Legal Expenses	$247,723	$253,129	$337,033
Professional Fees	688,000	439,954	285,267
Audit and Exam	388,000	504,167	423,878
ATM expenses	346,000	182,519	168,301
Other	5,632,449	5,142,516	4,944,664
Total	$7,302,172	$6,522,285	$6,159,143

20. Parent Company—Condensed Financial Information

The condensed balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.

Condensed Balance Sheets

December 31,	2017	2016
Assets
Cash and due from banks	$4,856,350	$5,441,189
Investment in Real Estate LLC	—	4,004,969
Investment in MD Statutory Trust	202,000	202,000
Investment in Old Line Bank	238,127,239	177,989,848
Federal income tax receivable	3,613,048	1,646,040
Other assets	307,165	18,965
	$247,105,802	$189,303,011
Liabilities and Stockholders’ Equity
Accounts payable	$1,271,687	$793,659
Trust preferred	4,031,170	3,874,004
Subordinated debt	34,075,759	33,968,563
Stockholders’ equity
Common stock	125,083	109,109
Additional paid-in capital	148,882,865	106,692,958
Retained earnings	61,054,487	48,842,026
Accumulated other comprehensive income (loss)	(2,335,249)	(4,977,308)
	207,727,186	150,666,785
	$247,105,802	$189,303,011

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

Old Line Bancshares, Inc.

Condensed Statements of Income

Years Ended December 31,	2017	2016	2015
Interest and dividend income (expense)
Dividend from Old Line Bank	$3,751,353	$2,603,947	$2,245,508
Interest income on money market and certificates of deposit	—	—	1,581
Interest expense on trust preferred and subordinated debt	(2,447,346)	(1,166,298)	—
Interest expense on loans	—	—	(9,081)
Net interest and dividend income	1,304,007	1,437,649	2,238,008
Non-interest income (loss)	(195,896)	(102,630)	(6,920)
Non-interest expense	3,870,509	1,386,530	982,216
Income before income taxes	(2,762,398)	(51,511)	1,248,872
Income tax expense (benefit)	(1,859,603)	(885,393)	(184,871)
	(902,795)	833,882	1,433,743
Undistributed net income of Old Line Bank	16,866,609	12,321,215	9,034,843
Net income	$15,963,814	$13,155,097	$10,468,586

Old Line Bancshares, Inc.

Statements of Cash Flows

Years Ended December 31,	2017	2016	2015
Cash flows from operating activities
Net income	$15,963,814	$13,155,097	$10,468,586
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(16,866,609)	(12,321,215)	(9,034,843)
Stock based compensation awards	694,593	562,672	418,419
Loss from investment in real estate Pointer Ridge LLC	195,896	102,630	6,920
(Increase) decrease in income tax receivable	(1,967,008)	(850,118)	—
Increase (decrease) in other liabilities	635,194	(75,822)	(212,192)
(Increase) decrease in other assets	(288,200)	88,752	294,811
	$(1,632,320)	$661,996	$1,941,701
Cash flows from investing activities
Cash and cash equivalents of acquired company	(35,566,947)	—	(2,646,577)
Purchase Pointer Ridge LLC	4,004,969	(3,677,297)	—
Net cash to bank	35,573,868	(23,756,314)	—
	4,011,890	(27,433,611)	(2,646,577)
Cash flows from financing activities
Proceeds from stock options exercised, including tax benefit	679,748	837,763	815,843
Proceeds from issuance of common stock	—	—	(4,899,186)
Acquisition cash consideration	—	—	2,852,321
Subordinated debt issued	107,196	33,968,563	—
Purchase of minority member(s) interest	—	(258,181)	—
Cash dividends paid-common stock	(3,751,353)	(2,603,948)	(2,245,508)
	(2,964,409)	31,944,197	(3,476,530)
Net (decrease) increase in cash and cash equivalents	(584,839)	5,172,582	(4,181,406)
Cash and cash equivalents at beginning of year	5,441,189	268,607	4,450,013
Cash and cash equivalents at end of year	$4,856,350	$5,441,189	$268,607

Old Line Bancshares, Inc. & Subsidiaries

Notes to Consolidated Financial Statements

(Continued)

21. Litigation

From time to time we may be involved in ordinary routine litigation incidental to our business. We are not, however, involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition.

22. Subsequent Events

None

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting matters and financial disclosures for the reporting periods presented.

Item 9A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2017. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2017 has excluded DCB Bancshares, Inc. acquired on July 28, 2017. We have also excluded DCB Bancshares, Inc. from the scope of our audit of internal control over financial reporting. DCB Bancshares, Inc. constituted 7.18 percent of consolidated revenue (total net interest income and total noninterest income) for the year ended December 31, 2017, and 9.94 percent of consolidated total assets as of December 31, 2017.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

Dixon Hughes Goodman LLP, the registered public accounting firm that audited the Company’s financial statements included in this report as of December 31, 2017 and 2016 and for the three-year period ended December 31, 2017, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017 that is included elsewhere in this report.

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2018 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2018 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2017, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.

Equity Compensation Plan Information

December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders(1)	327,574	$12.22	291,448

____________________

(1)	Includes the 2010 Equity Incentive Plan.

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Ownership of Old Line Bancshares Common Stock” in the Proxy Statement for the 2018 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2018 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents combined fees for professional audit services rendered by Dixon Hughes Goodman LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2017 and 2016 and fees billed for other services rendered by Dixon Hughes Goodman LLP.

	Years Ended
	December 31,
	2017	2016
Audit fees(1)	$276,819	$214,150
Audit-related fees(2)	24,910	132,080
Tax fees(3)	13,025	26,625
All other fees	15,000	—
Total	$329,754	$372,855

______________________

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports that Dixon Hughes Goodman LLP normally provides in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees in 2017 are for reviewing filings and assistance related to the audits for the 401K plan and Housing and Urban Development programs. Audit related fees in 2016 were for reviewing filings and assistance related to the issuance of the subordinated debt, audit for the 401K plan and Housing and Urban Development programs.

(3)	Tax fees consist of fees billed for professional services rendered for federal and state tax compliance, tax advice and tax planning.

(4)	All other fees consists of other miscellaneous fees.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibits
2.1(V)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto

2.2(R)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and WSB Holdings, Inc., dated as of September 10, 2012, and Amendment No. 1 thereto

2.3(EE)	Agreement and Plan of Merger, dated as of August 5, 2015, by and between Old Line Bancshares, Inc. and Regal Bancorp, Inc.

2.4(S)	Agreement and Plan of Merger by and between DCB Bancshares, Inc. and Old Line Bancshares, Inc. dated as of February 1, 2017.

2.5(FF)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Bay Bancorp, Inc. dated as of September 27, 2017.

3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.2(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.3(AA)	Articles of Amendment of Old Line Bancshares, Inc.

3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.1(B)	Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.2(C)	Second Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

4(Y)	Specimen Stock Certificate for Old Line Bancshares, Inc.

10.1(F)*	Second Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated December 10, 2015

10.1.1(D)*	First Amendment to Second Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated as of January 1, 2017

10.2(I)*	Purchase Agreement dated August 10, 2016, by and between Old Line Bancshares, Inc. and Sandler O’Neill & Associates, L.P., as representative of the Initial Purchasers

10.3(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.4(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen

Exhibit No.	Description of Exhibits

10.5(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.6(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen

10.7(W)*	Amended and Restated Executive Employment Agreement dated January 28, 2011 between Old Line Bank and Joseph Burnett

10.8(D)*	Sixth Amendment to Re-Stated Executive Employment Agreement by and between Old Line Bank and Joseph Burnett dated as of February 25, 2017

10.9(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett

10.10(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett

10.11(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett

10.12(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett

10.13(DD)*	Salary Continuation Plan Agreement (2014) by and between Old Line Bank and Mark Semanie dated as of March 27, 2014

10.18(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush

10.19(E)*	2004 Equity Incentive Plan

10.20(G)*	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.21(X)*	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan

10.22(U)*	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan

10.23(G)*	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

10.25(H)*	Incentive Plan Model and Stock Option Model

10.30(BB)*	Old Line Bancshares, Inc. 2010 Equity Incentive Plan

10.31(Z)*	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan

10.32(Z)*	Form of Non-Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan

Exhibit No.	Description of Exhibits

10.33(Z)*	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan

10.37(P)*	Non-Compete Agreement by and between Old Line Bancshares, Inc. and G. Thomas Daugherty dated April 11, 2011

10.38(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 101)

10.39(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 301)

10.40(M)*	Salary Continuation Plan Agreement (2012-A Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.41(M)*	Salary Continuation Plan Agreement (2012-B Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.42(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and James W. Cornelsen dated as of February 26, 2010

10.43(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Joseph E. Burnett dated as of February 26, 2010

10.45(CC)*	Employment Agreement between Old Line Bank and Mark A. Semanie dated as of May 13, 2013

10.46(D)*	Fourth Amendment to Executive Employment Agreement by and between Old Line Bank and Mark A. Semanie dated as of February 23, 2017

10.47(Q)*	Employment Agreement between Old Line Bank and Martin John Miller dated as of February 26, 2014

10.48(D)*	Third Amendment of Executive Employment Agreement by and between Old Line Bank and Martin John Miller dated as of February 23, 2017

21(N)	Subsidiaries of Registrant

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

141

______________________

*	Management compensatory plan, contract or arrangement.

(A)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on March 24, 2011.

(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on August 10, 2012.

(D)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-4, under the Securities Act of 1933, as amended (File Number 333-221714).

(E)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (File Number 333-116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.

(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on August 15, 2016.

(J)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 4, 2012.

(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(L)	Reserved.

(M)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on October 4, 2012.

(N)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed on November 6, 2017.

(O)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 7, 2008.

(P)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on August 15, 2011.

(Q)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 11, 2015.

(R)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Annex A to Old Line Bancshares, Inc.’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (File Number 333-184924).

(S)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on February 1, 2017.

(T)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Amendment No. 1 to Old Line Bancshares, Inc.’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (File Number 333-184924).

(U)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 28, 2010.

(V)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Annex A of Old Line Bancshares, Inc.’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (File Number 333-170464).

(W)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 30, 2011.

(X)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 26, 2010.

(Y)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Pre-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File Number 333-184924) filed on May 20, 2013.

(Z)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Appendix A of Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on April 19, 2010.

(AA)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2013.

(BB)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Appendix B of Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on July 12, 2013.

(CC)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed with the Commission on May 13, 2013.

(DD)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014.

(EE)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Amendment No. 1 to Current Report on Form 8-K filed with the Commission on August 5, 2015.

(FF)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K/A filed with the Commission on September 28, 2017.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: March 9, 2018	By:	/s/ James W. Cornelsen
James W. Cornelsen, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James W. Cornelsen	Director, President and Chief Executive Officer (Principal	March 9, 2018
James W. Cornelsen	Executive Officer)

/s/ Elise M. Hubbard	Chief Financial Officer (Principal Accounting and Financial	March 9, 2018
Elise M. Hubbard	Officer)

/s/ Craig E. Clark	Director and Chairman of the Board	March 9, 2018
Craig E. Clark

/s/ James R. Clifford, Sr.	Director	March 9, 2018
James R. Clifford, Sr.

/s/ Stephen J. Deadrick	Director	March 9, 2018
Stephen J. Deadrick

/s/ James F. Dent	Director	March 9, 2018
James F. Dent

/s/ Andre’ J. Gingles	Director	March 9, 2018
Andre’ J. Gingles

/s/ Thomas H. Graham	Director	March 9, 2018
Thomas H. Graham

	Director	March 9, 2018
Frank Lucente, Jr.

/s/ Gail D. Manuel	Director	March 9, 2018
Gail D. Manuel

/s/ Carla Hargrove McGill	Director	March 9, 2018
Carla Hargrove McGill

/s/ Gregory S. Proctor, Jr.	Director	March 9, 2018
Gregory S. Proctor, Jr.

Name	Title	Date

/s/ Jeffrey A. Rivest	Director	March 9, 2018
Jeffrey A. Rivest

/s/ Suhas R. Shah	Director	March 9, 2018
Suhas R. Shah

/s/ John M. Suit, II	Director	March 9, 2018
John M. Suit, II

/s/ Frank E. Taylor	Director	March 9, 2018
Frank E. Taylor

