Form 10-Q
period 2018-03-31
OLD LINE BANCSHARES INC
filed 2018-05-09
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

As of April 30, 2018, the registrant had 16,974,783 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$85,617,226	$33,562,652
Interest bearing accounts	2,687,988	1,354,870
Federal funds sold	200,366	256,589
Total cash and cash equivalents	88,505,580	35,174,111
Investment securities available for sale-at fair value	210,353,788	218,352,558
Loans held for sale, fair value of $4,073,887 and $4,557,722	3,934,086	4,404,294
Loans held for investment (net of allowance for loan losses of $6,257,519 and $5,920,586, respectively)	1,756,576,833	1,696,361,431
Equity securities at cost	7,782,847	8,977,747
Premises and equipment	40,991,968	41,173,810
Accrued interest receivable	5,310,151	5,476,230
Deferred income taxes	8,547,392	7,317,096
Bank owned life insurance	41,849,569	41,612,496
Annuity Plan	5,981,809	5,981,809
Other real estate owned	1,799,598	2,003,998
Goodwill	25,083,675	25,083,675
Core deposit intangible	5,985,657	6,297,970
Other assets	8,008,664	7,396,227
Total assets	$2,210,711,617	$2,105,613,452

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$572,119,981	$451,803,052
Interest bearing	1,213,584,463	1,201,100,317
Total deposits	1,785,704,444	1,652,903,369
Short term borrowings	161,477,872	192,611,971
Long term borrowings	38,172,653	38,106,930
Accrued interest payable	1,105,830	1,471,954
Supplemental executive retirement plan	5,975,159	5,893,255
Income taxes payable	4,182,749	2,157,375
Other liabilities	3,700,120	4,741,412
Total liabilities	2,000,318,827	1,897,886,266
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 12,566,696 and 12,508,332 shares issued and outstanding in 2018 and 2017, respectively	125,667	125,083
Additional paid-in capital	149,691,736	148,882,865
Retained earnings	66,573,919	61,054,487
Accumulated other comprehensive loss	(5,998,532)	(2,335,249)
Total stockholders’ equity	210,392,790	207,727,186
Total liabilities and stockholders’ equity	$2,210,711,617	$2,105,613,452

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest Income
Loans, including fees	$19,700,762	$15,365,654
U.S. treasury securities	10,029	5,067
U.S. government agency securities	81,542	48,504
Corporate bonds	200,469	117,837
Mortgage backed securities	575,018	554,429
Municipal securities	500,620	435,554
Federal funds sold	665	612
Other	255,234	107,677
Total interest income	21,324,339	16,635,334
Interest expense
Deposits	2,306,733	1,541,058
Borrowed funds	1,334,831	932,887
Total interest expense	3,641,564	2,473,945
Net interest income	17,682,775	14,161,389
Provision for loan losses	394,896	440,491
Net interest income after provision for loan losses	17,287,879	13,720,898
Non-interest income
Service charges on deposit accounts	576,584	412,159
Gain on sales or calls of investment securities	—	15,677
Earnings on bank owned life insurance	292,936	281,356
Gain on disposal of assets	14,366	112,594
Rental Income	198,444	140,593
Income on marketable loans	418,472	630,930
Other fees and commissions	294,219	261,425
Total non-interest income	1,795,021	1,854,734
Non-interest expense
Salaries and benefits	5,485,450	4,867,531
Occupancy and equipment	1,980,401	1,653,413
Data processing	609,639	356,648
FDIC insurance and State of Maryland assessments	188,071	261,600
Core deposit premium amortization	312,313	197,901
Loss (gain) on sales of other real estate owned	12,516	(17,689)
OREO expense	184,994	27,577
Directors Fees	170,550	177,200
Network services	79,205	139,607
Telephone	204,424	194,142
Other operating	1,764,396	1,674,200
Total non-interest expense	10,991,959	9,532,130

Income before income taxes	8,090,941	6,043,502
Income tax expense	2,025,759	2,069,720
Net income available to common stockholders	6,065,182	3,973,782

Basic earnings per common share	$0.48	$0.36
Diluted earnings per common share	$0.48	$0.36
Dividend per common share	$0.08	$0.08

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Three Months Ended March 31,	2018	2017
Net income	$6,065,182	$3,973,782

Other comprehensive income:
Unrealized gain/(loss) on securities available for sale, net of taxes of ($1,216,115), and $715,030, respectively	(3,203,310)	1,097,727
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $0 and $6,184, respectively	—	(9,493)
Other comprehensive income (loss)	(3,203,310)	1,088,234
Comprehensive income	$2,861,872	$5,062,016

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Shares	Par value	capital	earnings	loss	Equity

Balance December 31, 2017	12,508,332	$125,083	$148,882,865	$61,054,487	$(2,335,249)	$207,727,186
Net income attributable to Old Line Bancshares, Inc.	—	—	—	6,065,182	—	6,065,182
Other comprehensive loss, net of income tax of $1,216,115	—	—	—	—	(3,203,310)	(3,203,310)
Reclassification of stranded tax effect resulting from the Tax Cuts and Jobs Act				459,973	(459,973)	—
Stock based compensation awards	—	—	288,559	—	—	288,559
Stock options exercised	38,921	389	520,507	—	—	520,896
Restricted stock issued	19,443	195	(195)	—	—	—
Common stock cash dividends $0.08 per share	—	—	—	(1,005,723)	—	(1,005,723)
Balance March 31, 2018	12,566,696	$125,667	$149,691,736	$66,573,919	$(5,998,532)	$210,392,790

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$6,065,182	$3,973,782
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	725,225	588,966
Provision for loan losses	394,896	440,491
Change in deferred loan fees net of costs	(360,813)	84,001
Gain on sales or calls of securities	—	(15,677)
Amortization of premiums and discounts	205,833	265,593
Origination of loans held for sale	(19,299,766)	(20,356,369)
Proceeds from sale of loans held for sale	19,769,974	25,270,536
Income on marketable loans	(418,472)	(630,930)
(Gain)/loss on sales of other real estate owned	12,516	(17,689)
Gain on sale of fixed assets	(14,366)	(112,594)
Amortization of intangible assets	312,313	197,901
Deferred income taxes	(14,181)	(28,358)
Stock based compensation awards	288,559	115,113
Increase (decrease) in
Accrued interest payable	(366,124)	(487,144)
Income tax payable	2,025,374	2,042,421
Supplemental executive retirement plan	81,904	69,864
Other liabilities	(1,041,292)	(333,095)
Decrease (increase) in
Accrued interest receivable	166,079	233,959
Bank owned life insurance	(237,073)	(233,925)
Other assets	(612,437)	1,052,881
Net cash provided by operating activities	$7,683,331	$12,119,727
Cash flows from investing activities
Purchase of investment securities available for sale	(2,875,007)	(7,027,916)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	6,248,518	8,339,200
Loans made, net of principal collected	(59,831,012)	(55,381,656)
Proceeds from sale of other real estate owned	191,884	(555,052)
Change in equity securities	1,194,900	(1,031,900)
Purchase of premises and equipment	(529,017)	(1,786,466)
Proceeds from the sale of premises and equipment	—	112,594
Net cash used in investing activities	(55,599,734)	(57,331,196)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	21,502,593	8,074,049
Other deposits	111,298,482	34,924,175
Short term borrowings	(31,134,099)	7,961,724
Long term borrowings	65,723	65,723
Proceeds from stock options exercised	520,896	148,382
Cash dividends paid-common stock	(1,005,723)	(875,758)
Net cash provided by financing activities	101,247,872	50,298,295

Net increase (decrease) in cash and cash equivalents	53,331,469	5,086,826

Cash and cash equivalents at beginning of period	35,174,111	23,463,171
Cash and cash equivalents at end of period	$88,505,580	$28,549,997

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$4,007,688	$2,961,089
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$—	$422,848

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

As previously announced, on September 27, 2017, Old Line Bancshares entered into an Agreement and Plan of Merger with Bay Bancorp, Inc. (“BYBK”), the parent company of Bay Bank, FSB (“Bay Bank”), pursuant to which BYBK merged with and into Old Line Bancshares (the “Merger”) on April 13, 2018. Please see Note 11 to our consolidated financial statements, “Subsequent Event,” for more information.

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its wholly-owned subsidiary Pointer Ridge Office Investments, LLC (“Pointer Ridge”), a real estate investment company. We have eliminated all significant intercompany transactions and balances.

The foregoing consolidated financial statements for the periods ended March 31, 2018 and 2017 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2017 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2017. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K, except as described in the Recent Accounting Pronoucements section below.

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

Revenue from Contracts with Customers - Old Line Bancshares records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”). Under Topic 606, we must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) we satisfy a performance obligation. Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

Our primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606. We have evaluated the nature of Old Line Bancshares’ contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary. Old Line Bancshares generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Because performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying Topic 606 that significantly affects the determination of the amount and timing of revenue from contracts with customers.

Reclassifications - We have made certain reclassifications to the 2017 financial presentation to conform to the 2018 presentation. These reclassifications did not change net income or stockholders’ equity.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The ASU does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and non-interest income. The contracts that are within scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate owned, insurance commissions and miscellaneous fees. Old Line Bancshares adopted the ASU on January 1, 2018, utilizing the modified retrospective approach. Based on our overall assessment of revenue streams and review of related contracts affected by the ASU, it did not have a material impact on our consolidated financial position or consolidated results of operations as a result of the adoption of this ASU.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities, which is intended to improve the recognition and measurement of financial instruments by: requiring equity investments (other than equity method or consolidation) to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this ASU effective January 1, 2018. With the adoption of this ASU, equity securities can no longer be classified as available for sale, and as such marketable equity securities are disclosed as a separate line item on the balance sheet with changes in the fair value of equity securities reflected in net income. During the first quarter of 2018, we began using an exit price notion when measuring the fair value of our loan portfolio, excluding loans held for sale, for disclosure purposes. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. This ASU will be effective for us in our first quarter of 2019. Old Line Bancshares is currently assessing the impact that the adoption of this standard will have on its financial condition and results of operations and will closely monitor any new developments or additional guidance to determine the potential impact the new standard will have on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (“CECL”) model requiring Old Line Bancshares to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Old Line Bancshares has constituted a committee that has the responsibility to gather loan information and consider acceptable methodologies to comply with this ASU. The committee meets periodically to discuss the latest developments and committee members keep themselves updated on such developments via webcasts, publications, and conferences. We have also evaluated and selected a third party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. Old Line Bancshares’ evaluation indicates that the provisions of ASU No. 2016-13 will impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on the following nine specific cash flow issues:  1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned; 6) life insurance policies; 7) distributions received from equity method investees; 8) beneficial interests in securitization transactions; and 9) separately identifiable cash flows and application of the predominance principle.  The ASU is effective for all annual and interim periods beginning January 1, 2018 and is required to be applied retrospectively to all periods presented. We adopted this guidance January 1, 2018, which did not result in a change in the classification in the statement of cash flows and did not have a material impact on our consolidated financial statements or on our financial position or results of operations.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the definition of a business, which clarifies the definition of a business and assists entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under this guidance, when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or group of similar assets), the assets acquired would not represent a business. In addition, in order to be considered a business, an acquisition would have to include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance also narrows the definition of outputs by more closely aligning it with how outputs are described in FASB guidance for revenue recognition. We adopted this guidance effective January 1, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In March 2017, FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We do not expect the adoption of this guidance to have a material impact on Old Line Bancshares’ consolidated financial statements.

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

In February 2018, FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This ASU allows an entity to elect a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that changed our income tax rate from 35% to 21%. The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. The ASU requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. Old Line Bancshares adopted ASU 2018-02 in the first quarter of 2018. The change in accounting principal was accounted for as a cumulative effect adjustment to the balance sheet resulting in a reclass of $459,973 thousand from AOCI to retained earnings during the first quarter of 2018.

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

Purchase Price Consideration
Cash consideration	$4,534
Purchase price assigned to shares exchanged for stock	40,845,876
Total purchase price for DCB acquisition	40,850,410

Fair Value of Assets Acquired
Cash and due from banks	$35,571,479
Investment securities available for sale	42,349,201
Loans, net	216,172,008
Premises and equipment	5,214,193
Accrued interest receivable	585,195
Deferred income taxes	599,336
Bank owned life insurance	3,085,783
Core deposit intangible	3,746,430
Other assets	3,650,800
Total assets acquired	$310,974,425
Fair Value of Liabilities assumed
Deposits	$277,867,449
Short term borrowings	4,753,521
Other liabilities	2,800,363
Total liabilities assumed	$285,421,333
Fair Value of net assets acquired	25,553,092
Total Purchase Price	40,850,410

Goodwill recorded for DCB	$15,297,318

3.	INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2018
Available for sale
U.S. treasury	$2,999,500	$—	$(6,062)	$2,993,438
U.S. government agency	19,164,818	—	(529,629)	18,635,189
Corporate bonds	14,619,949	99,785	(5,625)	14,714,109
Municipal securities	79,351,920	30,292	(2,963,996)	76,418,216
Mortgage backed securities:
FHLMC certificates	19,303,154	1,405	(950,058)	18,354,501
FNMA certificates	62,459,780	—	(3,018,401)	59,441,379
GNMA certificates	20,730,502	—	(933,546)	19,796,956
Total available for sale securities	$218,629,623	$131,482	$(8,407,317)	$210,353,788

December 31, 2017
Available for sale
U.S. treasury	$3,007,728	$—	$(2,337)	$3,005,391
U.S. government agency	18,001,200	—	(267,434)	17,733,766
Corporate bonds	14,621,378	144,574	(107,893)	14,658,059
Municipal securities	80,791,431	126,566	(1,362,709)	79,555,288
Mortgage backed securities
FHLMC certificates	19,907,299	2,516	(455,580)	19,454,235
FNMA certificates	64,476,038	—	(1,530,121)	62,945,917
GNMA certificates	21,403,894	—	(403,992)	20,999,902
Total available for sale securities	$222,208,968	$273,656	$(4,130,066)	$218,352,558

At March 31, 2018 and December 31, 2017, securities with unrealized losses segregated by length of impairment were as follows:

	March 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury	$1,492,266	$5,348	$1,501,172	$714	$2,993,438	$6,062
U.S. government agency	13,266,132	241,263	5,369,055	288,366	18,635,187	529,629
Corporate bonds	4,494,375	5,625	—	—	4,494,375	5,625
Municipal securities	37,388,243	964,608	30,504,642	1,999,388	67,892,885	2,963,996
Mortgage backed securities
FHLMC certificates	—	—	18,237,727	950,058	18,237,727	950,058
FNMA certificates	2,405,187	80,910	57,036,192	2,937,491	59,441,379	3,018,401
GNMA certificates	8,529,852	358,923	11,267,104	574,623	19,796,957	933,546
Total	$67,576,055	$1,656,677	$123,915,892	$6,750,640	$191,491,948	$8,407,317

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury	$1,506,328	$1,422	$1,499,063	$915	$3,005,391	$2,337
U.S. government agency	12,266,502	93,043	5,467,264	174,391	17,733,766	267,434
Corporate bonds	9,407,810	107,893	—	—	9,407,810	107,893
Municipal securities	25,548,751	189,668	31,343,394	1,173,041	56,892,145	1,362,709
Mortgage backed securities
FHLMC certificates	—	—	19,314,957	455,580	19,314,957	455,580
FNMA certificates	2,516,080	19,937	60,429,837	1,510,184	62,945,917	1,530,121
GNMA certificates	8,822,021	114,278	12,177,882	289,714	20,999,904	403,992
Total	$60,067,492	$526,241	$130,232,397	$3,603,825	$190,299,890	$4,130,066

At March 31, 2018 and December 31, 2017, we had 116 and 56 investment securities, respectively, in an unrealized loss position for 12 months or more and 76 and 56 securities, respectively, in an unrealized loss position for less than 12 months.  We consider all unrealized losses on securities as of March 31, 2018 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of March 31, 2018, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended March 31, 2018, we received $6.2 million in proceeds from maturities or calls and principal pay-downs on investment securities. All the net proceeds of these transactions were used to purchase new investment securities. We received $8.3 million in proceeds from maturities or calls and principal pay-downs on investment securities and realized gains of $16 thousand from the remaining discount on one called security for the three months ended March 31, 2017. The net proceeds of these transactions and the proceeds of principal paydowns in the first quarter of 2017 were used to purchase new investment securities.

Contractual maturities and pledged securities at March 31, 2018 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage-backed securities (“MBS”) based on maturity date. However, we receive payments on a monthly basis.

	Available for Sale
March 31, 2018	Amortized cost	Fair value

Maturing
Within one year	$3,307,089	$3,296,591
Over one to five years	2,095,597	2,091,156
Over five to ten years	53,449,035	52,128,458
Over ten years	159,777,902	152,837,583
Total	$218,629,623	$210,353,788
Pledged securities	$64,300,151	$61,506,128

4.	LOANS

Major classifications of loans held for investment are as follows:

	March 31, 2018			December 31, 2017
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$260,238,291	$80,868,601	$341,106,892	$268,128,087	$87,658,855	$355,786,942
Investment	536,823,023	50,040,491	586,863,514	485,536,921	52,926,739	538,463,660
Hospitality	164,411,156	6,711,774	171,122,930	164,193,228	7,395,186	171,588,414
Land and A&D	78,199,476	9,162,901	87,362,377	67,310,660	9,230,771	76,541,431
Residential Real Estate
First Lien-Investment	79,549,169	20,987,672	100,536,841	79,762,682	21,220,518	100,983,200
First Lien-Owner Occupied	75,114,741	60,957,548	136,072,289	67,237,699	62,524,794	129,762,493
Residential Land and A&D	36,633,466	6,542,940	43,176,406	35,879,853	6,536,160	42,416,013
HELOC and Jr. Liens	20,896,736	14,954,499	35,851,235	21,520,339	16,019,418	37,539,757
Commercial and Industrial	168,101,599	31,609,023	199,710,622	154,244,645	33,100,688	187,345,333
Consumer	14,407,498	44,249,501	58,656,999	10,758,589	49,082,751	59,841,340
Total loans	1,434,375,155	326,084,950	1,760,460,105	1,354,572,703	345,695,880	1,700,268,583
Allowance for loan losses	(6,075,467)	(182,052)	(6,257,519)	(5,738,534)	(182,052)	(5,920,586)
Deferred loan costs, net	2,374,247	—	2,374,247	2,013,434	—	2,013,434
Net loans	$1,430,673,935	$325,902,898	$1,756,576,833	$1,350,847,603	$345,513,828	$1,696,361,431

____________________________

(1)	As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), in December 2015 and DCB, the parent company of Damascus, in July 2017, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank and Damascus.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $1.2 billion and $1.1 billion at March 31, 2018 and December 31, 2017, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At March 31 2018, we had approximately $171.1 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $315.6 million and $310.7 million at March 31, 2018 and December 31, 2017, respectively. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 640 is required. We do not originate any subprime residential real estate loans.

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

Commercial and Industrial Lending

Our commercial and industrial lending consists of lines of credit, revolving credit facilities, accounts receivable financing, term loans, equipment loans, Small Business Administration loans, standby letters of credit and unsecured loans. We originate commercial loans for any business purpose including the financing of leasehold improvements and equipment, the carrying of accounts receivable, general working capital, and acquisition activities. We have a diverse client base and we do not have a concentration of these types of loans in any specific industry segment. We generally secure commercial business loans with accounts receivable, equipment, deeds of trust and other collateral such as marketable securities, cash value of life insurance and time deposits at Old Line Bank.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C.and Baltimore market areas in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Frederick, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

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

The table below presents an age analysis of the loans held for investment portfolio at March 31, 2018 and December 31, 2017.

Age Analysis of Past Due Loans

	March 31, 2018			December 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,429,320,233	$319,524,653	$1,748,844,886	$1,352,406,852	$338,913,557	$1,691,320,409
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	—	585,036	585,036	—	—	—
Investment	71,397	829,819	901,216	1,089,022	843,706	1,932,728
Hospitality	1,174,349	293,497	1,467,846	—	—	—
Land and A&D	2,610,890	158,899	2,769,789	254,925	158,899	413,824
Residential Real Estate:
First Lien-Investment	268,430	502,557	770,987	270,822	506,600	777,422
First Lien-Owner Occupied	—	1,624,416	1,624,416	229	2,457,299	2,457,528
HELOC and Jr. Liens	—	—	—	—	130,556	130,556
Commercial and Industrial	403,453	50,432	453,885	51,088	261,081	312,169
Consumer	58,469	887,465	945,934	26,134	1,017,195	1,043,329
Total 30-89 days past due	4,586,988	4,932,121	9,519,109	1,692,220	5,375,336	7,067,556
90 or more days past due
Residential Real Estate:
First Lien-Owner Occupied	—	221,828	221,828	—	37,560	37,560
Consumer	—	108,031	108,031	—	78,407	78,407
Total 90 or more days past due	—	329,859	329,859	—	115,967	115,967
Total accruing past due loans	4,586,988	5,261,980	9,848,968	1,692,220	5,491,303	7,183,523

Commercial Real Estate:
Owner Occupied	—	230,082	230,082	—	228,555	228,555
Land and A&D	—	196,171	196,171	—	190,193	190,193
Residential Real Estate:
First Lien-Investment	192,501	—	192,501	192,501	—	192,501
First Lien-Owner Occupied	275,433	872,064	1,147,497	281,130	872,272	1,153,402
Commercial and Industrial	—	—	—	—	—	—
Non-accruing loans:	467,934	1,298,317	1,766,251	473,631	1,291,020	1,764,651
Total Loans	$1,434,375,155	$326,084,950	$1,760,460,105	$1,354,572,703	$345,695,880	$1,700,268,583

We consider all nonperforming loans and troubled debt restructurings (“TDRs”) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended March 31, 2018 and December 31, 2017.

	Impaired Loans at March 31, 2018
				Three months March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,782,165	$1,782,165	$—	$1,782,165	$18,595
Investment	1,143,826	1,143,826	—	1,143,826	15,341
Residential Real Estate:
First Lien-Owner Occupied	224,092	224,092	—	230,786	2,188
Commercial and Industrial	377,936	377,936	—	377,936	3,365
With an allowance recorded:
Commercial Real Estate:
Investment	587,663	587,663	69,903	587,663	7,388
Residential Real Estate:
First Lien-Investment	192,501	192,501	39,420	192,501	—
First Lien-Owner Occupied	51,341	51,341	37,076	55,830	1,134
Commercial and Industrial	95,431	95,431	95,431	95,231	1,611
Total legacy impaired	4,454,955	4,454,955	241,830	4,465,938	49,622
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	254,445	254,445	—	254,445	—
Land and A&D	328,851	45,000	—	328,851	—
Residential Real Estate:
First Lien-Owner Occupied	1,377,804	1,265,545	—	1,374,804	4,870
With an allowance recorded:
Commercial Real Estate:
Land and A&D	154,297	154,297	80,072	161,153	—
Residential Real Estate:
First Lien-Owner Occupied	250,194	250,194	77,464	273,618
Commercial and Industrial	71,049	71,049	24,516	70,869	1,194
Total acquired impaired	2,436,640	2,040,530	182,052	2,463,740	6,064
Total impaired	$6,891,595	$6,495,485	$423,882	$6,929,678	$55,686

_________________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Impaired Loans December 31, 2017
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,797,030	$1,797,030	$—	$1,913,873	$70,623
Investment	1,155,595	1,155,595	—	1,183,738	51,806
Residential Real Estate:
First Lien-Owner Occupied	226,554	226,554	—	233,618	10,536
Commercial and Industrial	387,208	387,208	—	379,983	30,245
With an allowance recorded:
Commercial Real Estate:
Investment	592,432	592,432	69,903	601,959	30,576
Residential Real Estate:
First Lien-Owner Occupied	54,576	54,576	37,075	217,673	—
First Lien-Investment	192,501	192,501	39,420	192,501	—
Commercial and Industrial	96,212	96,212	96,212	97,923	4,960
Total legacy impaired	4,502,108	4,502,108	242,610	4,821,268	198,746
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	253,865	253,865	—	252,988	2,155
Land and A&D	334,271	45,000	—	334,271	—
Residential Real Estate:
First Lien-Owner Occupied	1,382,055	1,269,796	—	1,390,037	31,601
First Lien-Investment	131,294	74,066	—	132,812	4,378
With an allowance recorded:
Commercial Real Estate:
Land and A&D	148,196	148,196	80,072	155,621	2,498
Residential Real Estate:
First Lien-Owner Occupied	250,194	250,194	77,464	273,596	23,424
Commercial and Industrial	72,125	72,125	24,517	74,279	3,775
Total acquired impaired	2,572,000	2,113,242	182,053	2,613,604	67,831
Total impaired	$7,074,108	$6,615,350	$424,663	$7,434,872	$266,577

______________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at March 31, 2018 consisted of seven loans for $2.6 million compared to seven loans at December 31, 2017 for $2.7 million.

The following table includes the recorded investment in and number of modifications of TDRs for the three months ended March 31, 2018 and 2017. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification. We had no loans that were modified as a TDR that defaulted within three months of the modification date during the three month periods ended March 31, 2018 and 2017.

	Loans Modified as a TDR for the three months ended
	March 31, 2018			March 31, 2017
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
TroubledDebtRestructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollarsinthousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Commercial Real Estate	—	—	—	1	1,596,740	1,596,740
Commercial and Industrial	—	—	—	1	414,324	414,324
Total legacy TDR's	—	$—	$—	2	$2,011,064	$2,011,064

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the three months ended March 31, 2018 and 2017, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	March 31, 2018	March 31, 2017
Balance at beginning of period	$115,066	$(22,980)
Accretion of fair value discounts	(27,770)	(41,601)
Reclassification from non-accretable discount	23,195	42,146
Balance at end of period	$110,491	$(22,435)

	Contractually
	Required Payments
	Receivable	Carrying Amount
At March 31, 2018	$8,421,446	$6,799,657
At December 31, 2017	8,277,731	6,617,774
At March 31, 2017	8,857,375	7,078,918
At December 31, 2016	9,597,703	7,558,415

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

The following tables outline the class of loans by risk rating at March 31, 2018 and December 31, 2017:

At March 31, 2018	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$254,527,556	$76,329,072	$330,856,628
Investment	534,711,778	48,194,797	582,906,575
Hospitality	164,411,156	6,418,277	170,829,433
Land and A&D	76,107,752	9,009,609	85,117,361
Residential Real Estate:
First Lien-Investment	78,607,349	19,413,443	98,020,792
First Lien-Owner Occupied	74,773,041	56,353,386	131,126,427
Land and A&D	34,485,110	5,737,907	40,223,017
HELOC and Jr. Liens	20,896,735	14,954,499	35,851,234
Commercial and Industrial	164,571,909	31,479,248	196,051,157
Consumer	14,407,498	44,188,529	58,596,027
Total pass	1,417,499,884	312,078,767	1,729,578,651
Special Mention(6)
Commercial Real Estate:
Owner Occupied	431,911	2,776,523	3,208,434
Investment	379,756	1,026,752	1,406,508
Hospitality	—	293,497	293,497
Land and A&D	2,091,724	108,292	2,200,016
Residential Real Estate:
First Lien-Investment	298,030	1,349,598	1,647,628
First Lien-Owner Occupied	66,267	1,828,225	1,894,492
Land and A&D	2,148,357	653,862	2,802,219
Commercial and Industrial	1,518,258	56,988	1,575,246
Consumer	—	60,972	60,972
Total special mention	6,934,303	8,154,709	15,089,012
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,278,824	1,763,006	7,041,830
Investment	1,731,489	818,942	2,550,431
Hospitality	—	—	—
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	643,790	224,631	868,421
First Lien-Owner Occupied	275,433	2,775,937	3,051,370
Land and A&D	—	151,171	151,171
Commercial and Industrial	2,011,432	72,787	2,084,219
Consumer	—	—	—
Total substandard	9,940,968	5,851,474	15,792,442
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,434,375,155	$326,084,950	$1,760,460,105

At December 31, 2017	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$262,377,665	$83,069,390	$345,447,055
Investment	483,404,883	51,064,247	534,469,130
Hospitality	164,193,228	7,395,186	171,588,414
Land and A&D	65,184,837	9,065,405	74,250,242
Residential Real Estate:
First Lien-Investment	78,814,931	19,846,749	98,661,680
First Lien-Owner Occupied	66,888,943	57,895,058	124,784,001
Land and A&D	33,712,187	5,727,719	39,439,906
HELOC and Jr. Liens	21,520,339	16,019,418	37,539,757
Commercial and Industrial	150,881,948	32,738,715	183,620,663
Consumer	10,758,589	49,017,427	59,776,016
Total pass	1,337,737,550	331,839,314	1,669,576,864
Special Mention(6)
Commercial Real Estate:
Owner Occupied	435,751	2,816,057	3,251,808
Investment	384,011	1,037,254	1,421,265
Hospitality	—	—	—
Land and A&D	2,125,823	120,366	2,246,189
Residential Real Estate:
First Lien-Investment	300,824	1,034,942	1,335,766
First Lien-Owner Occupied	67,626	1,848,385	1,916,011
Land and A&D	2,167,666	663,248	2,830,914
Commercial and Industrial	1,519,394	59,902	1,579,296
Consumer	—	65,324	65,324
Total special mention	7,001,095	7,645,478	14,646,573
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,314,671	1,773,408	7,088,079
Investment	1,748,027	825,238	2,573,265
Hospitality	—	—	—
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	646,927	338,827	985,754
First Lien-Owner Occupied	281,130	2,781,351	3,062,481
Land and A&D	—	145,193	145,193
Commercial and Industrial	1,843,303	302,071	2,145,374
Consumer	—	—	—
Total substandard	9,834,058	6,211,088	16,045,146
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,354,572,703	$345,695,880	$1,700,268,583

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2018	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	(50,372)	527,631	(148,161)	65,798	394,896
Recoveries	300	139	32	3,645	4,116
Total	1,211,958	4,311,505	696,226	99,909	6,319,598
Loans charged off	—	—	—	(62,079)	(62,079)
Ending Balance	$1,211,958	$4,311,505	$696,226	$37,830	$6,257,519
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$95,431	$69,903	$76,496	$—	$241,830
Other loans not individually evaluated	1,092,011	4,161,530	542,266	37,830	5,833,637
Acquired Loans:
Individually evaluated for impairment	24,516	80,072	77,464	—	182,052
Ending balance	$1,211,958	$4,311,505	$696,226	$37,830	$6,257,519

March 31, 2017	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	430,390	132,613	(137,611)	15,099	440,491
Recoveries	1,050	417	900	3,324	5,691
Total	1,803,675	4,123,182	686,809	27,985	6,641,651
Loans charged off	(570,523)	(439,922)	(2,268)	(19,149)	(1,031,862)
Ending Balance	$1,233,152	$3,683,260	$684,541	$8,836	$5,609,789
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$300,960	$30,177	$20,262	$—	$351,399
Other loans not individually evaluated	906,658	3,653,083	583,711	8,836	5,152,288
Acquired Loans:
Individually evaluated for impairment	25,534	—	80,568	—	106,102
Ending balance	$1,233,152	$3,683,260	$684,541	$8,836	$5,609,789

Our recorded investment in loans at March 31, 2018 and 2017 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

March 31, 2018	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$95,431	$587,663	$243,842	$—	$926,936
Individually evaluated for impairment without specific reserve	377,936	2,925,991	224,092	—	3,528,019
Other loans not individually evaluated	167,628,232	1,036,158,293	211,726,177	14,407,498	1,429,920,200
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	71,049	154,297	250,194	—	475,540
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	299,445	1,265,545	—	1,564,990
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	3,434,002	3,351,654	14,000	6,799,656
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	31,537,974	142,896,022	98,575,266	44,235,502	317,244,764
Ending balance	$199,710,622	$1,186,455,713	$315,636,770	$58,657,000	$1,760,460,105

March 31, 2017	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$300,960	$607,327	$192,501	$—	$1,100,788
Individually evaluated for impairment without specific reserve	414,324	3,033,353	263,495	—	3,711,172
Other loans not individually evaluated	142,496,583	888,876,611	200,565,837	4,915,505	1,236,854,536
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	75,221	150,430	—	—	225,651
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	—	1,048,310	—	1,048,310
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	3,934,823	3,144,095	—	7,078,918
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	5,251,269	97,414,215	68,369,950	121,018	171,156,452
Ending balance	$148,538,357	$994,016,759	$273,584,188	$5,036,523	$1,421,175,827

5.	OTHER REAL ESTATE OWNED

At March 31, 2018 and December 31, 2017, the fair value of other real estate owned was $1.8 million and $2.0 million, respectively. As a result of the acquisitions of Maryland Bankcorp , WSB Holdings and Regal , we have segmented the other real estate owned (“OREO”) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired); we did not acquire any OREO properties in the Damascus acquisition. We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during the period.

Three months ended March 31, 2018	Legacy	Acquired	Total
Beginning balance	$425,000	$1,578,998	$2,003,998
Real estate acquired through foreclosure of loans	—	—	—
Addiitonal valuation adjustment of real estate owned	—	—	—
Sales/deposits on sales	—	(191,884)	(191,884)
Net realized gain/(loss)	—	(12,516)	(12,516)
Total end of period	$425,000	$1,374,598	$1,799,598

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as other real estate owned or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable. At March 31, 2018, residential foreclosures classified as other real estate owned totaled $966 thousand. We had two loans for an aggregate of $529 thousand secured by residential real estate in process of foreclosure at March 31, 2018 compared to one loan for $277 thousand at December 31, 2017.

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

	Three Months Ended March 31,
	2018	2017
Weighted average number of shares	12,544,266	10,926,181
Dilutive average number of shares	12,743,282	11,139,802

7.	STOCK-BASED COMPENSATION

For the three months ended March 31, 2018 and 2017, we recorded stock-based compensation expense of $288,559 and $115,113, respectively.  At March 31, 2018, there was total unrecognized compensation cost of $1.5 million related to non-vested stock options and $4.1 million related to restricted stock awards that we expect to realize over the next 2.2 years. As of March 31, 2018, there were 232,005 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 36,951 options during the three month period ended March 31, 2018 compared to 8,500 options during the three month period ended March 31, 2017.

For purposes of determining estimated fair value of stock options and restricted stock awards, we have computed the estimated fair values of all stock-based compensation using the Black-Scholes option pricing model and, for stock options and restricted stock awards granted prior to March 31, 2018, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2017.  During the three months ended March 31, 2018, there were 40,000 stock options granted compared to no stock options issued during the three months ended March 31, 2017.  The weighted average grant date fair value of the 2018 stock options is $8.63 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the three months ended March 31, 2018 and 2017, we granted 19,443 and 24,415 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $32.00 at March 31, 2018. There were no restricted shares forfeited during the three month periods ended March 31, 2018 and 2017.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For the three months ended March 31, 2018 and year ended December 31, 2017, there were no transfers between levels.

At March 31, 2018, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, mortgage-backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2018 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Available-for-sale:
Treasury securities	$2,994	$2,994	$—	$—	$—
U.S. government agency	18,635	—	18,635	—	—
Corporate bonds	14,714	—	—	14,714	—
Municipal securities	76,418	—	76,418	—	—
FHLMC MBS	18,355	—	18,355	—	—
FNMA MBS	59,441	—	59,441	—	—
GNMA MBS	19,797	—	19,797	—	—
Total recurring assets at fair value	$210,354	$2,994	$192,646	$14,714	$—

	At December 31, 2017 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Available-for-sale:
Treasury securities	$3,005	$3,005	$—	$—	$—
U.S. government agency	17,734	—	17,734	—	—
Corporate bonds	14,658	—	—	14,658	—
Municipal securities	79,555	—	79,555	—	—
FHLMC MBS	19,455	—	19,455	—	—
FNMA MBS	62,946	—	62,946	—	—
GNMA MBS	21,000	—	21,000	—	—
Total recurring assets at fair value	$218,353	$3,005	$200,690	$14,658	$—

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

The fair value of the majority of the securities in significant unobservable inputs (Level 3) is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us.

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance Sheet using inputs classified as level 3 in the fair value for the period indicated:

(in thousands)	Level 3
Investment available-for-sale
Balance as of January 1, 2018	$14,658
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	56
Purchases, issuances, sales and settlements	—
Transfers into or out of level 3	—
Balance at March 31, 2018	$14,714

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 are included in the tables below.

We also measure certain non-financial assets such as other real estate owned, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At March 31, 2018 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Legacy:	$4,213	—	—	$4,213
Acquired:	1,858	—	—	1,858
Total Impaired Loans	6,071	—	—	6,071

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	1,375	—	—	1,375
Total other real estate owned:	1,800	—	—	1,800
Total	$7,871	$—	$—	$7,871

	At December 31, 2017 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Legacy:	$4,260	—	—	$4,260
Acquired:	1,931	—	—	1,931
Total Impaired Loans	6,191	—	—	6,191

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	1,579	—	—	1,579
Total other real estate owned:	2,004	—	—	2,004
Total	$8,195	$—	$—	$8,195

As of March 31, 2018 and December 31, 2017, we estimated the fair value of impaired assets using Level 3 inputs to be $7.9 million and $8.2 million, respectively. We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell. Discounts have predominantly been in the range of 0% to 50%. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB and Regal Bank or obtained as a result of loans originated by MB&T, WSB and Regal Bank (acquired).

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Old Line Bancshares’ financial instruments not recorded at fair value on a recurring or non-recurring basis as of March 31, 2018 and December 31, 2017.  For short term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  For net loans recievable, an exit price notion was used consistant with ASC Topic 820, Fair Value Measurement. Prior to adoption, loans were calculated using an entry price notion. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	March 31,2018 (in thousands)
	Carrying Amount (000’s)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$88,506	$88,506	$88,506	$—	$—
Loans receivable, net	1,756,577	1,722,797	—	—	1,722,797
Loans held for sale	3,934	4,074	—	4,074	—
Investment securities available for sale	210,354	210,354	2,993	192,647	14,714
Equity Securities at cost	7,783	7,783	—	7,783	—
Bank Owned Life Insurance	41,850	41,850	—	41,850	—
Accrued interest receivable	5,310	5,310	—	1,152	4,158
Liabilities:
Deposits:
Non-interest-bearing	572,120	572,120	—	572,120	—
Interest bearing	1,213,584	1,219,276	—	1,219,276	—
Short term borrowings	161,478	161,478	—	161,478	—
Long term borrowings	38,173	38,173	—	38,173	—
Accrued Interest payable	1,106	1,106	—	1,106	—

	December 31,2017 (in thousands)
	Carrying Amount (000’s)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$35,174	$35,174	$35,174	$—	$—
Loans receivable, net	1,696,361	1,692,018	—	—	1,692,018
Loans held for sale	4,404	4,558	—	4,558	—
Investment securities available for sale	218,353	218,353	3,005	200,690	14,658
Equity Securities at cost	8,978	8,978	—	8,978	—
Bank Owned Life Insurance	41,612	41,612	—	41,612	—
Accrued interest receivable	5,476	5,476	—	1,215	4,261
Liabilities:
Deposits:
Non-interest-bearing	451,803	451,803	—	451,803	—
Interest bearing	1,201,100	1,205,936	—	1,205,936	—
Short term borrowings	192,612	192,612	—	192,612	—
Long term borrowings	38,107	38,107	—	38,107	—
Accrued Interest payable	1,472	1,472	—	1,472	—

9.	SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the Federal Home Loan Bank of Atlanta (“FHLB”). At March 31, 2018, we had $125.0 million outstanding in short term FHLB borrowings, compared to $155.0 million at December 31, 2017. At March 31, 2018 and December 31, 2017, we had no unsecured promissory notes and $36.5 million and $37.6 million, respectively, in secured promissory notes.

Securities Sold Under Agreements to Repurchase

To support the $36.5 million in repurchase agreements at March 31, 2018, we have provided collateral in the form of investment securities. At March 31, 2018 we have pledged $61.5 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $36.5 million mature daily and will remain fully collateralized until the account has been closed or terminated.

10.	LONG TERM BORROWINGS

Long term borrowings consist of $35 million in aggregate principal amount of Old Line Bancshares 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee. The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future. The Notes are subordinated in right of payment of all senior indebtedness. The fair value of the Notes is $34.1 million.

Also included in long term borrowings are trust preferred subordinated debentures totaling $4.1 million (net of $2.6 million fair value adjustment) at March 31, 2018 acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) maturing on December 14, 2035.

11.	SUBSEQUENT EVENT

On April 13, 2018, Old Line Bancshares BYBK, the parent company of Bay Bank. Upon the consummation of the Merger, all outstanding shares of BYBK common stock were exchanged for shares of common stock of Old Line Bancshares. As a result of the merger, each share of common stock of BYBK was converted into the right to receive 0.4088 shares of Old Line Bancshares’ common stock, provided that cash was paid in lieu of any fractional shares of Old Line Bancshares common stock. As a result, Old Line Bancshares issued approximately 4,408,087 shares of its common stock in exchange for the shares of common stock of BYBK in the merger. The aggregate merger consideration was approximately $143.6 million, consisting of approximately 4,408,087 shares of Old Line Bancshares common stock, valued at approximately $142.6 million based on the closing sales price of Old Line Bancshares’ common stock on April 13, 2018, and approximately $968,805 in cash in exchange for unexercised options to purchase BYBK common stock that were outstanding immediately before the Merger.

In connection with the merger, the parties have caused Bay Bank to merge with and into Old Line Bank, with Old Line Bank the surviving bank.

At December 31, 2017, BYBK had consolidated assets of approximately $659 million. This merger adds 11 banking locations located in market areas of Baltimore City and Baltimore, Howard and Harford Counties in Maryland.

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

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A (“MB&T”), on May 10, 2013, we acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”), on December 4, 2015, we acquired Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), and on July 28, 2017, we acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”). On April 13, 2018, we acquired Bay Bancorp, Inc. (“BYBK”), the parent company of Bay Bank, FSB. This acquisition brought our assets to approximately $2.8 billion and we now operate 39 full service branches serving 11 counties and Baltimore City.

Summary of Recent Performance and Other Activities

Net income available to common stockholders increased $2.1 million, or 52.63%, to $6.1 million for the three months ended March 31, 2018, compared to $4.0 million for the three month period ended March 31, 2017. Earnings were $0.48 per basic and diluted common share for the three months ended March 31, 2018, compared to $0.36 per basic and diluted common share for the three months ended March 31, 2017. The increase in net income for the first quarter of 2018 as compared to the same 2017 period is primarily the result of a $3.5 million increase in net interest income, partially offset by an increase of $1.5 million in non-interest expenses.

•	Net loans held for investment increased $60.2 million, or 3.55% during the three month period ended March 31, 2018 from the December 31, 2017 balance as a result of organic growth. Average gross loans increased $338.4 million, or 24.47%, during the three month period ended March 31, 2018, to $1.7 billion from $1.4 billion for the three months ended March 31, 2017. $192.1 million of the increase in average loans is due to the July 2017 acquisition of DCB and the remaining $146.3 million increase is due to organic loan growth.

•	Nonperforming assets remained consistent at our 10 year historical low of 0.18% of total assets at March 31, 2018 and December 31, 2017.

•	Total yield on interest earning assets increased to 4.52% for the three months ended March 31, 2018, compared to 4.37% for the same period of 2017.

•	Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.16% and 11.36%, respectively, for the three months ended March 31, 2018, compared to ROAA and ROAE of 0.93% and 9.63%, respectively, for the three months ended March 31, 2017.

•	Net income available to common stockholders increased 52.63% to $6.1 million, or $0.48 per basic and diluted share, for the three month period ended March 31, 2018, from $4.0 million, or $0.36 per basic and diluted share, for the first quarter of 2017.

•	Total assets increased $105.1 million, or 4.99%, since December 31, 2017.

•	Total deposits grew by $132.8 million, or 8.03%, since December 31, 2017.

•	We ended the first quarter of 2018 with a book value of $16.74 per common share and a tangible book value of $14.27 per common share compared to $16.61 and $14.10, respectively, at December 31, 2017.

•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three month period ended March 31, 2018 compared to same period in 2017 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31,
	(Dollars in thousands)
	2018	2017	$ Change	% Change

Net income available to common stockholders	$6,065	$3,974	$2,091	52.62%
Interest income	21,324	16,635	4,689	28.19
Interest expense	3,642	2,474	1,168	47.21
Net interest income before provision for loan losses	17,683	14,161	3,522	24.87
Provision for loan losses	395	440	(45)	(10.23)
Non-interest income	1,795	1,855	(60)	(3.23)
Non-interest expense	10,992	9,532	1,460	15.32
Average total loans	1,720,721	1,382,344	338,377	24.48
Average interest earning assets	1,946,208	1,593,510	352,698	22.13
Average total interest bearing deposits	1,200,932	988,719	212,213	21.46
Average non-interest bearing deposits	457,851	336,646	121,205	36.00
Net interest margin	3.76%	3.74%		0.53
Return on average equity	11.36%	9.63%		17.96
Basic earnings per common share	$0.48	$0.36	$0.12	33.33
Diluted earnings per common share	0.48	0.36	0.12	33.33

Recent Acquisitions

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

Bay Bancorp, Inc. Also, as discussed, above, on April 13, 2018, we acquired BYBK, the parent company of Bay Bank.

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short term goals include continuing our strong pattern of organic loan and deposit growth, enhancing and maintaining credit quality, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned, maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past few years, we have expanded by acquisition into Baltimore, Carroll, Howard, Harford and Frederick Counties and Baltimore City, Maryland, organically and through acquisitions in Montgomery and Anne Arundel Counties, Maryland, by acquisition in Carroll and Baltimore Counties, Maryland, and organically in Prince George’s County, Maryland.

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

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings, Regal, DCB and BYBK. We believe the BYBK acquisition will generate increased earnings and increased returns for our stockholders, including the former stockholders of BYBK.

Although the current interest rate climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in Maryland. While we are uncertain about the continued pace of economic growth or the impact of the current political environment and the growing national debt, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

Although the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has been slowly increasing the federal funds rate since December 2015, interest rates are still at historically low levels, and if the economy remains stable, we believe that we can continue to grow total loans during 2018 even with the additional expected incremental increases in the federal funds rate, which will increase market interest rates, and that we can continue to grow total deposits during 2018 even with interest rates that are, and are expected to remain during 2018, low by historical levels. As a result of this expected growth, we expect that net interest income will continue to increase during 2018, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and occupancy and equipment expenses will continue to be higher in 2018 and going forward generally than they were in 2017 as a result of including the expenses related to the former Damascus employees and the staff associated with our new branch in Riverdale, Maryland, which opened in June 2017, and the occupancy costs associated with the new Damascus and Riverdale branches, for the full year, as well as the addition of Bay Bank employees and branches as of April 13, 2018; such expenses may increase even further if we selectively take the opportunity to add more business development talent. We will continue to look for opportunities to reduce expenses as we did with the closing of three branches in 2016 and the planned July 2018 closure of two legacy Old Line Bank branches that will be consolidated with former Bay Bank locations within close proximity. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2017, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans. There have been no material changes in our critical accounting policies during the three months ended March 31, 2018.

Results of Operations for the Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017.

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

Net interest income before the provision for loan losses for the three months ended March 31, 2018 increased $3.5 million, or 24.87%, to $17.7 million from $14.2 million for the same period in 2017. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting from an increase in the average balance of and, to a much lesser extent, the average yield on, our loans, partially offset by an increase in interest expense resulting primarily from an increase in the average rate on our interest-bearing liabilities, all as discussed further below. We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $4.7 million, or 28.19%, to $21.3 million during the three months ended March 31, 2018 compared to $16.6 million during the three months ended March 31, 2017, primarily as a result of a $4.3 million increase in interest and fees on loans, which consisted of $2.7 million in interest recognized on acquired DCB loans and an increase of $1.6 million recognized on organic loans. The increase in interest and fees on loans is primarily the result of a $338.4 million increase in the average balance of our loans, primarily mortgage loans, for the three months ended March 31, 2018 compared to the same period last year.. The average yield on the loan portfolio increased to 4.69% for the three months ended March 31, 2018 from 4.58% during the three months ended March 31, 2017 due to higher yields on new commercial and consumer loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the three months ended March 31, 2018 contributed a five basis point increase in interest income, compared to seven basis points for the three months ended March 31, 2017.

In addition, interest income on our securities portfolio increased $206 thousand or 17.7% for the three months ended March 31, 2018 compared to the same period last year as a result of an increase in the average balance of and, to a lesser extent, the average yield on, our investment securities. The average balance of our investment portfolio increased $13.6 million, or 6.28%, for the three months ended March 31, 2018 compared to for the three months ended March 31, 2017, primarily due to increases in the average balance of our municipal and U.S. government agency securities and our corporate bonds, partially offset by a decrease in our MBS. The average yield on the investment portfolio increased to 3.15% for the three months ended March 31, 2018 from 2.86% during the three months ended March 31, 2017, primarily due to higher yields on our corporate bonds, MBS and other investment securities, partially offset by a decrease in the average yield on our municipal securities.

Total interest expense increased $1.2 million, or 47.20%, to $3.6 million during the three months ended March 31, 2018 from $2.5 million for the same period in 2017, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 1.03% during the three months ended March 31, 2018 from 0.82% during the three months ended March 31, 2017, due to higher rates paid on our borrowings, primarily our FHLB borrowings, and, to a lesser extent, an increase in the rate paid on our money market and NOW accounts and our time deposits. The increase in the average rate paid on FHLB borrowings, money market and NOW accounts is the result of us paying slightly higher rates as a result of recent Federal Reserve Board rate increases. The fair value accretion recorded on acquired deposits also affects interest expense. The benefit from accretion on such deposits slightly increased to two basis points for the three months ended March 31, 2018, compared to one basis point for the three months ended March 31, 2017.

The average balance of our interest bearing liabilities increased $215.8 million, or 17.68%, to $1.4 billion for the three months ended March 31, 2018 from $1.2 billion for the three months ended March 31, 2017, as a result of increases of $212.2 million, or 21.46%, in our average interest bearing deposits and $3.6 million, or 1.57%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is due to the deposits acquired in the DCB merger and, to a lesser extent, organic deposit growth The increase in our average borrowings is primarily due to the use of short term FHLB advances to fund new loan originations.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. Average non-interest bearing deposits increased $121.2 million to $457.9 million for the three months ended March 31, 2018, compared to $336.6 million for the three months ended March 31, 2017, primarily as a result of the deposits we acquired in the DCB merger.

Our net interest margin increased to 3.76% for the three months ended March 31, 2018 from 3.74% for the three months ended March 31, 2017. The yield on average interest earning assets increased 15 basis points for the period from 4.37% for the quarter ended March 31, 2017 to 4.52% for the quarter ended March 31, 2018 due primarily due to an improvement in asset yields in addition to an increase in non-interest bearing deposits as a source of funding. The net interest margin during the 2018 period was affected primarily by the increase in interest expense. The increase was partially offset by a reduction in the tax equivalent yield as a result of the tax rate change that was enacted in December 2017 in accordance with the Tax Cut and Jobs Act. The change in the tax rate contributed to a reduction of six basis points for the three months ended March 31, 2018 as compared to the three month period ended March 31, 2017.

During the three months ended March 31, 2018 and 2017, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion remained relatively stable, slightly decreasing by $31 thousand for the three months ended March 31, 2018, compared to the same period last year. The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended March 31,
	2018		2017
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$47,705	0.01%	$9,727	—%
Mortgage loans	78,188	0.02	285,482	0.07
Consumer loans	97,544	0.02	5,277	—
Interest bearing deposits	80,886	0.02	35,036	0.01
Total accretion (amortization)	$304,323	0.07%	$335,522	0.08%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended March 31, 2018 and 2017, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2018			2017
	Average		Yield/	Average		Yield/
Three months ended March 31,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$193,669	$701	1.47%	$250,829	$623	1.01%
Interest bearing deposits (1)	1,809,700	4	—	1,147,711	5	—
Investment securities (1)(2)
U.S. Treasury	3,003,977	10,945	1.48	3,033,779	5,370	0.72
U.S. government agency	13,144,333	86,325	2.66	8,341,787	51,300	2.49
Corporate bonds	14,620,840	200,469	5.56	8,888,889	117,837	5.38
Mortgage backed securities	109,516,824	575,018	2.13	116,903,217	554,429	1.92
Municipal securities	80,023,423	644,411	3.27	69,970,377	683,084	3.96
Other equity securities	9,147,367	266,651	11.82	8,762,570	112,263	5.20
Total investment securities	229,456,764	1,783,819	3.15	215,900,619	1,524,283	2.86
Loans(1)
Commercial	211,783,107	2,263,192	4.33	167,545,585	1,634,120	3.96
Mortgage real estate	1,450,874,975	16,648,703	4.65	1,209,541,468	13,928,482	4.67
Consumer	58,063,394	978,903	6.84	5,256,771	64,054	4.94
Total loans	1,720,721,476	19,890,798	4.69	1,382,343,824	15,626,656	4.58
Allowance for loan losses	5,973,556	—		6,132,653	—
Total loans, net of allowance	1,714,747,920	19,890,798	4.70	1,376,211,171	15,626,656	4.61
Total interest earning assets(1)	1,946,208,053	21,675,322	4.52	1,593,510,330	17,151,567	4.37
Non-interest bearing cash	36,844,268			28,795,542
Goodwill and intangibles	31,272,865
Premises and equipment	41,088,624			35,256,270
Other assets	69,837,318			78,339,425
Total assets(1)	2,125,251,128			1,735,901,567
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	133,091,341	34,791	0.11	101,690,536	30,350	0.12
Money market and NOW	527,497,875	649,317	0.50	428,869,458	343,552	0.32
Time deposits	540,342,764	1,622,625	1.22	458,159,400	1,167,156	1.03
Total interest bearing deposits	1,200,931,980	2,306,733	0.78	988,719,394	1,541,058	0.63
Borrowed funds	235,924,800	1,334,831	2.29	232,287,588	932,887	1.63
Total interest bearing liabilities	1,436,856,780	3,641,564	1.03	1,221,006,982	2,473,945	0.82
Non-interest bearing deposits	457,850,993			336,645,712
	1,894,707,773			1,557,652,694
Other liabilities	13,931,983			10,884,384
Stockholders’ equity	216,611,372			167,364,489
Total liabilities and stockholders’ equity	$2,125,251,128			$1,735,901,567
Net interest spread(1)			3.49			3.55
Net interest margin(1)		$18,033,758	3.76%		$14,677,622	3.74%

____________________

(1)	Interest income is presented on a fully taxable equivalent (“FTE”) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended March 31, 2018 and 2017. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended March 31, 2018 compared to 2017 Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$78	$322	$(244)
Interest bearing deposits	(1)	(5)	4
Investment Securities(1)
U.S. treasury	5,575	5,668	(93)
U.S. government agency	35,025	11,335	23,690
Corporate bond	82,632	14,658	67,974
Mortgage backed securities	20,589	79,137	(58,548)
Municipal securities	(38,673)	(195,426)	156,753
Other	154,388	153,088	1,300
Loans:(1)
Commercial	629,072	374,332	254,740
Mortgage	2,720,221	(189,628)	2,909,849
Consumer	914,849	122,680	792,169
Total interest income (1)	4,523,755	376,161	4,147,594

Interest bearing liabilities
Savings	4,441	(8,865)	13,306
Money market and NOW	305,765	276,543	29,222
Time deposits	455,469	365,139	90,330
Borrowed funds	401,944	398,183	3,761
Total interest expense	1,167,619	1,031,000	136,619

Net interest income(1)	$3,356,136	$(654,839)	$4,010,975

__________________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2018 was $395 thousand, a decrease of $46 thousand, or 10.35%, compared to $440 thousand for the three months ended March 31, 2017. This decrease was due to our continued strong credit quality trends and a slight decrease in our reserves on specific loans.

Management identified additional probable losses in the loan portfolio and recorded $62 thousand in charge-offs during the three month period ended March 31, 2018, compared to charge-offs of $1.0 million for the three months ended March 31, 2017. We recognized recoveries of $4 thousand during the three months ended March 31, 2018 compared to recoveries of $7 thousand during the same period in 2017.

The allowance for loan losses to gross loans held for investment was 0.36% and 0.35%, and the allowance for loan losses to non-accrual loans was 354.28% and 335.51%, at March 31, 2018 and December 31, 2017, respectively. The increase in the allowance for loan losses as a percentage of gross loans held for investment was primarily the result of growth in the loan portfolio. The increase in the allowance for loan losses to non-accrual loans is primarily the result of the increase in our allowance while non-accrual loans remained flat.

Non-interest Income. Non-interest income totaled $1.8 million for the three months ended March 31, 2018, a decrease of $60 thousand, or 3.22%, from the corresponding period of 2017 amount of $1.9 million.

The following table outlines the amounts of and changes in non-interest income for the three month periods.

	Three months ended March 31,
	2018	2017	$ Change	% Change
Service charges on deposit accounts	$265,912	$86,505	$179,407	207.39%
Wire transfer fees	26,965	28,301	(1,336)	(4.72)
ATM Income	283,707	297,353	(13,646)	(4.59)
Gain on sales or calls of investment securities	—	15,677	(15,677)	(100.00)
Earnings on bank owned life insurance	292,936	281,356	11,580	4.12
Loss (gain) on disposal of assets	14,366	112,594	(98,228)	(87.24)
Rental income	198,444	140,593	57,851	41.15
Income on marketable loans	418,472	630,930	(212,458)	(33.67)
Other fees and commissions	294,219	261,425	32,794	12.54
Total non-interest income	$1,795,021	$1,854,734	$(59,713)	(3.22)%

Non-interest income decreased during the 2018 period primarily as a result of decreases in income on marketable loans and gain on disposal of assets, partially offset by increases in service charges on deposits accounts and rental income.

Income on marketable loans consists of gain on the sale of residential mortgage loans originated for sale and any fees we receive in connection with such sales. Income on marketable loans decreased $212 thousand during the three months ended March 31, 2018, compared to the same period last year primarily due to a decrease in gains recorded on the sale of residential mortgage loans as a result of a decrease in the volume of mortgage loans originated and sold in the secondary market; a decrease in the premiums received on such loans also contributed to the decline. The residential mortgage division originated loans aggregating $19.3 million for sale in the secondary market during the first quarter of 2018 compared to $20.4 million for the same period last year.

The decrease in gain on disposal of assets is due to the sale during the first quarter of 2017 of our previously owned branch, the Accokeek branch, that we closed in the third quarter of 2016.

The increase in service charges on deposits accounts is the result of increased income on bank debit cards due to the increased deposit base primarily as a result of the DCB merger.

The increase in rental income is a result of formerly vacant space that is now occupied at our building located on Mitchellville Road in Bowie, MD.

Non-interest Expense. Non-interest expense increased $1.5 million, or 15.31%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended March 31,
	2016	2017	$ Change	% Change
Salaries and benefits	$5,485,450	$4,867,531	$617,919	12.69%
Occupancy and equipment	1,980,401	1,653,413	326,988	19.78
Data processing	609,639	356,648	252,991	70.94
FDIC insurance and State of Maryland assessments	188,071	261,600	(73,529)	(28.11)
Core deposit premium amortization	312,313	197,901	114,412	57.81
Loss (gain) on sale of other real estate owned	12,516	(17,689)	30,205	(170.76)
OREO expense	184,994	27,577	157,417	570.83
Director fees	170,550	177,200	(6,650)	(3.75)
Network services	79,205	139,607	(60,402)	(43.27)
Telephone	204,424	194,142	10,282	5.30
Other operating	1,764,396	1,674,200	90,196	5.39
Total non-interest expenses	$10,991,959	$9,532,130	$1,459,829	15.31%

Non-interest expenses increased quarter over quarter primarily as a result of increases in salaries and benefits, data processing, occupancy and equipment expense and OREO expense for the three months ended March 31, 2018 compared to the same period of 2017.

The increases in salaries and benefits and occupancy and equipment expenses are primarily due to the additional staff and new branches, respectively, that we acquired in the DCB merger.

Data processing increased for the 2018 period due to additional customer transactions due to growth as well as new and enhanced products in connection with our core processer.

OREO expenses increased primarily due to a $137 thousand real estate tax payment that we made on one property during the 2018 period.

Income Taxes. We had an income tax expense of $2.0 million (25.04% of pre-tax income) for the three months ended March 31, 2018 compared to an income tax expense of $2.1 million (34.25% of pre-tax income) for the same period in 2017. The effective tax rate decreased for the 2018 period primarily as a result of the decrease in the federal corporate tax income rate from 35% to 21% enacted as part of the Tax Cuts and Jobs Act.

Analysis of Financial Condition

Investment Securities. Our portfolio consists primarily of investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, corporate bonds, securities issued by states, counties and municipalities, MBS, certain equity securities (recorded at cost), Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Community Bankers Bank stock.

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

The investment securities at March 31, 2018 amounted to $210.4 million, a decrease of $8.0 million, or 3.66%, from the December 31, 2017 amount of $218.4 million. As outlined above, at March 31, 2018, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $8.3 million at March 31, 2018 (reflected as $6.0 million net of taxes) compared to net unrealized losses of $3.9 million (reflected as $2.3 million net of taxes) at December 31, 2017. The decline in the value of the investment securities is due to the increase in market interest rates, which resulted in a decrease in bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $60.2 million, or 3.55%, during the three months ended March 31, 2018, bringing the balance to $1.8 billion at March 31, 2018 compared to $1.7 billion at December 31, 2017. The loan growth during 2018 was primarily due to new commercial real estate originations resulting from our enhanced presence in our market area. Commercial real estate loans increased by $44.1 million, residential real estate loans increased by $4.9 million, commercial and industrial loans increased by $12.4 million and consumer loans decreased by $1.2 million from their respective balances at December 31, 2017.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas in Anne Arundel, Baltimore, Calvert, Carroll, Charles, Montgomery, Frederick, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	March 31, 2018			December 31, 2017
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$260,238,291	$80,868,601	$341,106,892	$268,128,087	$87,658,855	$355,786,942
Investment	536,823,023	50,040,491	586,863,514	485,536,921	52,926,739	538,463,660
Hospitality	164,411,156	6,711,774	171,122,930	164,193,228	7,395,186	171,588,414
Land and A&D	78,199,476	9,162,901	87,362,377	67,310,660	9,230,771	76,541,431
Residential Real Estate
First Lien-Investment	79,549,169	20,987,672	100,536,841	79,762,682	21,220,518	100,983,200
First Lien-Owner Occupied	75,114,741	60,957,548	136,072,289	67,237,699	62,524,794	129,762,493
Residential Land and A&D	36,633,466	6,542,940	43,176,406	35,879,853	6,536,160	42,416,013
HELOC and Jr. Liens	20,896,736	14,954,499	35,851,235	21,520,339	16,019,418	37,539,757
Commercial and Industrial	168,101,599	31,609,023	199,710,622	154,244,645	33,100,688	187,345,333
Consumer	14,407,498	44,249,501	58,656,999	10,758,589	49,082,751	59,841,340
Total loans	1,434,375,155	326,084,950	1,760,460,105	1,354,572,703	345,695,880	1,700,268,583
Allowance for loan losses	(6,075,467)	(182,052)	(6,257,519)	(5,738,534)	(182,052)	(5,920,586)
Deferred loan costs, net	2,374,247	—	2,374,247	2,013,434	—	2,013,434
Net loans	$1,430,673,935	$325,902,898	$1,756,576,833	$1,350,847,603	$345,513,828	$1,696,361,431

______________________

(1)	As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal Bancorp and DCB, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank and Damascus.

Bank Owned Life Insurance (“BOLI”). At March 31, 2018, we have invested $41.9 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB, Regal Bank and Damascus. Gross earnings on BOLI were $293 thousand during the three months ended March 31, 2018, which earnings were partially offset by $56 thousand in expenses associated with the policies, for total net earnings of $237 thousand in 2018. We anticipate that the earnings on these policies will continue to help offset our employee benefit expenses as well as our obligations under our salary continuation agreements and supplemental life insurance agreements that we have entered into with our executive officers as well as that MB&T and WSB had entered into with their executive officers. There are no post-retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $203 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB, Regal Bank or Damascus.

Annuity Plan. Our new annuity plan is an interest earning investment that we purchased to fund a new supplemental retirement plan and amendments to existing retirement plans that will provide lifetime payments to two of our executive officers. See Part II, Item 5 of this report for a description of this new benefit. We invested $6.0 million during the fourth quarter of 2017 and the annuity plan was effective January 1, 2018.

Deposits. Deposits increased $132.8 million during the three months ended March 31, 2018 to $1.8 billion, compared to $1.7 billion at December 31, 2017. The increase is comprised of a $120.3 million increase in our non-interest bearing deposits and a $12.5 million increase in our interest bearing deposits. Deposits at March 31, 2018 included approximately $99.8 million that one commercial customer deposited on March 29, 2018, following the customer’s sale of properties. The customer has since withdrawn approximately $97.5 million of the $99.8 million deposited on March 29. Excluding this deposit, deposits increased $33.0 million or 2.0% during the three month period ended March 31, 2018.

The following table outlines the changes in interest bearing deposits:

	March 31,	December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$551,529	$530,027	$21,502	4.06%
Interest bearing checking	526,501	538,102	(11,601)	(2.16)
Savings	135,554	132,971	2,583	1.94
Total	$1,213,584	$1,201,100	$12,484	1.04%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (“Promontory”). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At March 31, 2018, we had $47.5 million in CDARS and $146.4 million in money market accounts through Promontory’s reciprocal deposit program compared to $49.2 million and $144.9 million, respectively, at December 31, 2017.

We do not currently have any brokered certificates of deposits other than CDARS. Old Line Bank did not obtain any brokered certificates of deposit during the three months ended March 31, 2018. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

Borrowings. Short term borrowings consist of short term borrowings with the FHLB and short term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments. At March 31, 2018, we had $125.0 million outstanding in short term FHLB borrowings, compared to $155.0 million at December 31, 2017. At March 31, 2018 and December 31, 2017, we had no unsecured promissory notes and $36.5 million and $37.6 million, respectively, in secured promissory notes.

Long term borrowings at March 31, 2018 consist primarily of the Notes in the amount of $35.0 million (fair value of $34.1 million) due in 2026. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long term borrowings are trust preferred subordinated debentures totaling $4.1 million (net of $2.6 million fair value adjustment) we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) with an interest rate of floating 90-day LIBOR plus 2.85%, maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) with an interest rate of floating 90-day LIBOR plus 1.60%, maturing in 2035.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and deposits in other banks. On March 31, 2018, we had $85.6 million in cash and due from banks, $2.7 million in interest bearing accounts, and $200 thousand in federal funds sold. As of December 31, 2017, we had $33.6 million in cash and due from banks, $1.4 million in interest bearing accounts, and $257 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the three months ended March 31, 2018. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at March 31, 2018. In addition, Old Line Bank has $38.5 million in available lines of credit at March 31, 2018, consisting of overnight federal funds of $33.5 million and repurchase agreements of $5.0 million from its correspondent banks. Old Line Bank has an additional secured line of credit from the FHLB of $506.5 million at March 31, 2018. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $369.6 million in lendable collateral value for FHLB borrowings. We may increase availability by providing additional collateral. Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $36.5 million in repurchase agreements.

In July 2013, the Federal Reserve Board and the FDIC adopted rules implementing Basel III. Under the rules, which became effective January 1, 2015, minimum requirements increased for both the quantity and quality of capital held by Old Line Bancshares and Old Line Bank. Among other things, the rules established a new minimum common equity Tier 1 capital for risk-weighted assets ratio of 4.5%, a minimum Tier 1 risk-based capital ratio of 6.0%, a minimum total risk-based capital ratio requirement of 8.0% and a minimum Tier 1 leverage ratio of 4.0%. These capital requirements also included changes in the risk-weights of certain assets to better reflect credit risk and other risk exposures. Additionally, subject to a transition schedule, the rule limits a banking organization’s ability to make capital distributions, engage in share repurchases and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. Implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase ratably each subsequent January 1, until it reaches 2.5% on January 1, 2019. Old Line Bank has elected to permanently opt out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

As of March 31, 2018, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital. Regulatory capital and regulatory assets below also reflect increases of $8.3 million and $6.0 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale. In addition, the risk-based capital reflects an increase of $6.3 million for the general loan loss reserve during the three months ended March 31, 2018.

As of March 31, 2018, Old Line Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the first quarter of 2018 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at March 31, 2018.

			Minimum capital		To be well
	Actual		adequacy		capitalized
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$211,838	10.95%	$87,030	4.5%	$125,709	6.5%
Total capital (to risk weighted assets)	$218,180	11.28%	$154,719	8%	$193,399	10%
Tier 1 capital (to risk weighted assets)	$211,838	10.95%	$116,039	6%	$154,719	8%
Tier 1 leverage (to average assets)	$211,838	10.14%	$83,597	4%	$104,496	5%

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests. Potential problem loans, which are not included in nonperforming assets, amounted to $29.1 million at March 31, 2018 compared to $28.9 million at December 31, 2017. At March 31, 2018, we had $16.4 million and $12.7 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $16.4 million and $12.5 million, respectively, at December 31, 2017.

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

The accounting guidance also requires that if we experience a decrease in the expected cash flows of a loan subsequent to the acquisition date, we establish an allowance for loan losses for those acquired loans with decreased cash flows. At March 31, 2018, there was $182 thousand of allowance reserved for potential loan losses on acquired loans compared to $182 thousand at December 31, 2017.

Nonperforming Assets. As of March 31, 2018, our nonperforming assets totaled $3.9 million and consisted of $1.8 million of nonaccrual loans, $330 thousand of loans past due 90 days and still accruing and other real estate owned of $1.8 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	March 31, 2018			December 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$—	$—	$—	$—	$—
Residential Real Estate:
First Lien-Owner Occupied	—	221,828	221,828	—	37,560	37,560
Consumer	—	108,031	108,031	—	78,406	78,406
Total accruing loans 90 or more days past due	—	329,859	329,859	—	115,966	115,966
Non-accrued loans:
Commercial Real Estate
Owner Occupied	—	230,082	230,082	—	228,555	228,555
Hospitality	—	—	—	—	—	—
Land and A&D	—	196,171	196,171	—	190,193	190,193
Residential Real Estate:
First Lien-Investment	192,501	—	192,501	192,501	—	192,501
First Lien-Owner Occupied	275,433	872,064	1,147,497	281,130	872,272	1,153,402
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total non-accrued past due loans:	467,934	1,298,317	1,766,251	473,631	1,291,020	1,764,651
Other real estate owned (“OREO”)	425,000	1,374,598	1,799,598	425,000	1,578,998	2,003,998
Total non performing assets	$892,934	$3,002,774	$3,895,708	$898,631	$2,985,984	$3,884,615
Accruing Troubled Debt Restructurings
Commercial Real Estate:
Owner Occupied	$1,548,176	$—	$1,548,176	$1,560,726	$—	$1,560,726
Residential Real Estate:
First Lien-Owner Occupied	—	640,493	640,493	—	644,744	644,744
First Lien-Investment	—	—	—	—	—	—
Land and A&D	—	—	—	—	—	—
Commercial	377,936	71,049	448,985	459,333	—	459,333
Total Accruing Troubled Debt Restructurings	$1,926,112	$711,542	$2,637,654	$2,020,059	$644,744	$2,664,803

The table below reflects our ratios of our nonperforming assets at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.06%	0.07%
Total nonperforming assets as a percentage of total assets	0.05%	0.05%
Total nonperforming assets as a percentage of total loans held for investment	0.06%	0.07%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.22%	0.23%
Total nonperforming assets as a percentage of total assets	0.18%	0.18%
Total nonperforming assets as a percentage of total loans held for investment	0.22%	0.23%

The table below presents a breakdown of the recorded book balance of non-accruing loans at March 31, 2018 and December 31, 2017.

	March 31, 2018				December 31, 2017
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Residential Real Estate
First Lien-Investment	1	$192,501	$192,501	$25,030	1	$192,501	$192,501	$21,901
First Lien-Owner Occupied	2	275,433	275,433	1,263	2	281,130	281,130	13,303
Commercial	—	—	—	—	—	—	—	—
Total non-accrual loans	3	467,934	467,934	26,293	3	473,631	473,631	35,204
Acquired(1)
Commercial Real Estate:
Owner Occupied	1	254,445	230,082	15,512	1	253,865	228,555	12,334
Land and A & D	2	483,148	196,171	176,334	2	482,467	190,193	169,657
Residential Real Estate
Owner Occupied	5	987,505	872,064	98,976	5	987,505	872,272	82,452
Total non-accrual loans	8	$1,725,098	$1,298,317	$290,822	8	$1,723,837	$1,291,020	$264,443
Total all non-accrual loans	11	$2,193,032	$1,766,251	$317,115	11	$2,197,468	$1,764,651	$299,647

_____________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-accrual legacy loans at March 31, 2018 decreased $6 thousand from December 31, 2017, due to principal reduction on residential owner occupied loans.

Non-accrual acquired loans at March 31, 2018 increased $8 thousand from December 31, 2017.

At March 31, 2018, legacy OREO stands at $425 thousand.

Acquired OREO at March 31, 2018, decreased $204 thousand from December 31, 2017, as a result of the sale of one property.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

	Commercial	Commercial	Residential
March 31, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	(50,372)	527,631	(148,161)	65,798	394,896
Recoveries	300	139	32	3,645	4,116
Total	1,211,958	4,311,505	696,226	99,909	6,319,598
Loans charged off	—	—	—	(62,079)	(62,079)
Ending Balance	$1,211,958	$4,311,505	$696,226	$37,830	$6,257,519
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$95,431	$69,903	$76,496	$—	$241,830
Other loans not individually evaluated	1,092,011	4,161,530	542,266	37,830	5,833,637
Acquired Loans:
Individually evaluated for impairment	24,516	80,072	77,464	—	182,052
Ending balance	$1,211,958	$4,311,505	$696,226	$37,830	$6,257,519

		Commercial	Residential
December 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	660,497	231,488	22,203	40,920	955,108
Recoveries	2,350	2,017	900	35,525	40,792
Total	2,035,082	4,223,657	846,623	86,007	7,191,369
Loans charged off	(773,052)	(439,922)	(2,268)	(55,541)	(1,270,783)
Ending Balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,212	$69,903	$76,496	$—	$242,611
Other loans not individually evaluated	1,141,301	3,633,760	690,396	30,466	5,495,923
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	—	182,052
Ending balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586

The ratios of the allowance for loan losses are as follows:

	March 31, 2018	December 31, 2017
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.36%	0.35%
Non-accrual loans	354.28%	335.51%
Net charge-offs to average loans	0.00%	0.08%

During the three months ended March 31, 2018, we charged off $62 thousand in loans through the allowance for loan losses.

The allowance for loan losses represented 0.36% and 0.35% of gross loans held for investment at March 31, 2018 and December 31, 2017, respectively and 0.42% and 0.42% of legacy loans at March 31, 2018 and December 31, 2017, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2018 and December 31, 2017, are as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$139,711	$132,246
Real estate-undisbursed development and construction	117,051	132,855
Consumer	44,000	41,151
Total	$300,762	$306,252
Standby letters of credit	$12,618	$12,362

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

Commitments for real estate development and construction, which totaled $117.1 million, or 38.92% of the $300.8 million of outstanding commitments at March 31, 2018, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the U.S. GAAP basis information presented in this report:

Three months ended March 31, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$17,682,775	3.68%	3.41%
Tax equivalent adjustment
Federal funds sold	36	—	—
Investment securities	160,911	0.04	0.04
Loans	190,036	0.04	0.04
Total tax equivalent adjustment	350,983	0.08	0.08
Tax equivalent interest yield	$18,033,758	3.76%	3.49%

Three months ended March 31, 2017

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$14,161,389	3.60%	3.40%
Tax equivalent adjustment
Federal funds sold	11	—	—
Investment securities	255,220	0.07	0.07
Loans	261,002	0.07	0.07
Total tax equivalent adjustment	516,233	0.14	0.14
Tax equivalent interest yield	$14,677,622	3.74%	3.54%

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

The forward-looking statements presented herein with respect to, among other things: (a) our objectives, expectations and intentions, including (i) that the recent BYBK acquisition will generate increased earnings and increased returns for our stockholders and the impact of the Merger on non-interest expenses,  , (ii) anticipated increases in certain non-interest expenses and that net interest income will continue to increase during 2018, (iii) the amount of potential problem loans, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) expected losses on and our intentions with respect to our investment securities, (vi) earnings on bank owned life insurance, (vii) expanding fee income and generating extensions of core banking services, and (viii) hiring and acquisition possibilities; (b) sources of and sufficiency of liquidity; (c) the impact of outstanding off-balance sheet commitments; (d) the adequacy of the allowance for loan losses; (e) expected loan, deposit, balance sheet and earnings growth; (f)  expectations with respect to the impact of pending legal proceedings; (g) the anticipated impact of recent accounting pronouncements; (h) continuing to meet regulatory capital requirements; (i) improving earnings per share and stockholder value; and (j) financial and other goals and plans.

Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others: those discussed in this report; our ability to retain key personnel; our ability to successfully implement our growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of our investments could negatively impact stockholders’ equity; risks associated with our lending limit; expenses associated with operating as a public company; potential conflicts of interest associated with our interest in Pointer Ridge; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors that may affect us specifically or the banking industry generally; and other risks otherwise discussed in this report, including under “Item 1A. Risk Factors.”

In addition, our statements with respect to the anticipated effects of the BYBK acquisition are subject to the following additional risks and uncertainties: BYBK’s business may not be integrated successfully with ours or such integration may be more difficult, time consuming or costly than expected; expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected timeframe; revenues following the Merger may be lower than expected; and customer and employee relationships and business operations may be disrupted by the Merger.

For a more complete discussion of some of these risks and uncertainties referred to above, see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2018 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at March 31, 2018 and December 31, 2017. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	March 31, 2018
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	200	—	—	—	200
Investment securities	1,501	1,795	2,091	204,967	210,354
Loans	294,828	112,173	794,442	559,018	1,760,461
Total interest earning assets	296,559	113,968	796,533	763,985	1,971,045
Interest Bearing Liabilities:
Interest-bearing transaction deposits	348,367	178,134	—	—	526,501
Savings accounts	45,185	45,185	45,185	—	135,555
Time deposits	86,267	197,967	267,296	—	551,530
Total interest-bearing deposits	479,819	421,286	312,481	—	1,213,586
FHLB advances	125,000	—	—	—	125,000
Other borrowings	36,478	—	—	38,173	74,651
Total interest-bearing liabilities	641,297	421,286	312,481	38,173	1,413,237
Period Gap	$(344,738)	$(307,318)	$484,052	$725,812	$557,808
Cumulative Gap	$(344,738)	$(652,056)	$(168,004)	$557,808
Cumulative Gap/Total Assets	(15.59)%	(29.50)%	(7.60)%	25.23%

	Interest Sensitivity Analysis
	December 31, 2017
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	257	—	—	—	257
Investment securities	1,499	3,304	623	212,927	218,353
Loans	291,403	115,769	771,105	521,991	1,700,268
Total interest earning assets	293,189	119,073	771,728	734,918	1,918,908
Interest Bearing Liabilities:
Interest-bearing transaction deposits	355,498	182,605	—	—	538,103
Savings accounts	44,323	44,324	44,324	—	132,971
Time deposits	98,292	183,750	247,984	—	530,026
Total interest-bearing deposits	498,113	410,679	292,308	—	1,201,100
FHLB advances	155,000	—	—	—	155,000
Other borrowings	37,612	—	—	38,107	75,719
Total interest-bearing liabilities	690,725	410,679	292,308	38,107	1,431,819
Period Gap	$(397,536)	$(291,606)	$479,420	$696,811	$487,089
Cumulative Gap	$(397,536)	$(689,142)	$(209,722)	$487,089
Cumulative Gap/Total Assets	(18.88)%	(32.73)%	(9.96)%	23.13%

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2018. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no share repurchases by the Company during the quarter ended March 31, 2018:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

January 1 - March 31, 2018	—	—	339,237	160,763

________________________________

(1)	On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock. As of March 31, 2018, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Entry into New Employment Agreements

On May 7, 2018, Old Line Bank entered into an amended and restated employment agreement with Mark A. Semanie, our Executive Vice President and Chief Operating Officer, and M. John Miller, our Executive Vice President and Chief Credit Officer, and entered into employment agreements with Elise Hubbard, our Executive Vice President and Chief Financial Officer, and Jack Welborn, our Executive Vice President and Chief Lending Officer.

Mr. Semanie’s amended and restated employment agreement provides that he will serve as an Executive Vice President of Old Line Bank. The agreement provides for an initial term ending on March 31, 2020 and, unless either party notifies the other that the agreement will not be renewed, is renewed for an additional six months on each September 30 and March 31 beginning on September 30, 2018, such that the remaining term at each renewal will be two years.

Mr. Semanie’s amended and restated employment agreement provides for an initial annual base salary of $315,000, which is subject to annual review and increase as may be determined by the Board of Directors. Mr. Semanie is also entitled to receive health, dental, life, and insurance benefits consistent with what Old Line Bank provides for its employees generally.

Mr. Semanie’s amended and restated employment agreement terminates upon Mr. Semanie’s death or physical or mental incapacitation that has left him unable to perform his duties for a period of 60 consecutive days. In addition, Mr. Semanie may terminate his employment for good reason, as defined in the agreement, or without good reason, and Old Line Bank may terminate Mr. Semanie’s employment for certain events constituting cause as defined in the agreement, or without cause.

If Mr. Semanie terminates his employment for Good Reason or Old Line Bank terminates Mr. Semanie’s employment without cause, Mr. Semanie is entitled to receive, within ten business days of the effective date of termination or resignation, a lump sum payment equal to his salary (at the amount of such salary on the date of resignation or termination) over the remaining term of the agreement. In addition, all unvested stock options previously granted to Mr. Semanie will immediately vest, and he will be entitled to payment of any unpaid salary and Retirement Benefits, as defined in the agreement, as of the effective date of his resignation or termination.

The agreement also contains non-compete, non-solicitation and confidentiality provisions.

Mr. Miller’s amended and restated employment agreement provides that he will serve as an Executive Vice President of Old Line Bank at an initial annual base salary of $242,700. The other substantive provisions of Mr. Miller’s employment agreement are identical to those of Mr. Semanie’s amended and restated employment agreement as described above.

Ms. Hubbard’s employment agreement provides that she will serve as the Chief Financial Officer of Old Line Bank at an initial annual base salary of $225,000 per year. Further, if Ms. Hubbard terminates her employment for Good Reason or Old Line Bank terminates her employment without cause, Ms. Hubbard is entitled to receive her salary, as of the date of her resignation or termination, for the remaining term of the agreement. The other substantive provisions of Ms. Hubbard’s employment agreement are identical to those of Mr. Semanie’s amended and restated employment agreement as described above.

Mr. Welborn’s employment agreement provides that he will serve as the Chief Lending Officer of Old Line Bank at an initial annual base salary of $250,000 per year. The other substantive provisions of Mr. Welborn’s employment agreement are identical to those of Mr. Semanie’s amended and restated employment agreement as described above.

Salary Continuation Agreements and Supplemental Executive Retirement Plan

Also on May 7, 2018, Old Line Bank entered into a new supplemental executive retirement plan, and amendments to its existing salary continuation plan agreements, with James W. Cornelsen, its President and Chief Executive Officer, and an amendment to its existing salary continuation agreement with Mark A. Semanie, its Executive Vice President and Chief Operating Officer. Together, this new agreement and the amendments to the existing agreements have the effect of extending certain payment benefits the executives are eligible for thereunder from a 15-year period into lifetime payments.

As noted above, we invested $6.0 million during the fourth quarter of 2017 to fund the additional benefits under these new or amended plans (collectively, the “Annuity Contracts”).

James W. Cornelsen

As amended, the salary continuation agreement we entered into with Mr. Cornelsen in January 2006 provides that, if still employed with Old Line Bank upon reaching age 65, Mr. Cornelsen will be paid an annual amount of $131,607 (in monthly installments) beginning upon the termination of his employment and continuing until his death. Further, if Mr. Cornelsen becomes no longer employed by Old Line Bank (voluntarily or involuntarily) prior to age 65 as a result of his disability, as defined in the agreement, he will be paid an annual amount ranging from $116,378 to $126,076, depending on the date his employment is terminated, beginning on the first day of the month following his 65th birthday and continuing through his death. In either case, if Mr. Cornelsen dies before 15 years’ worth of payments have been made under this agreement, the payments due under the agreement will continue to be paid to his beneficiary until 15 years’ worth of payments have been made.

The amendment to the 2006 salary continuation agreement did not amend the other benefits payable thereunder. Therefore, if Mr. Cornelsen becomes no longer employed by Old Line Bank (voluntarily or involuntarily) prior to age 65 other than due to his death, Disability or following a change in control, he will be paid an annual amount ranging from $116,378 to $126,076, depending on the date his employment is terminated, beginning on the first day of the month following his 65th birthday. If Mr. Cornelsen dies prior to age 65 and while employed by Old Line Bank, his beneficiary will receive annual payments of $131,607. This agreement also provides that if Mr. Cornelsen’s employment is terminated following a change in control of Old Line Bank, as defined in the agreement, then in lieu of the payments discussed above he will be entitled to an annual payment of $122,818. All of these payments will be paid in monthly installments for a 15-year period, and if Mr. Cornelsen dies while receiving these payments, but prior to receiving all the payments due, the balance of these payments due under the agreement will continue to be paid to his beneficiary.

Effective February 26, 2010, Old Line Bank entered into an additional salary continuation plan agreement with Mr. Cornelsen. Under the 2010 salary continuation plan agreement, as amended by the May 7, 2018 amendment, upon reaching the age of 65, Mr. Cornelsen will be paid an annual amount of $28,131 (in monthly installments) for the rest of his life. Under this agreement, as amended, if Mr. Cornelsen becomes disabled, as defined in the agreement, while employed by Old Line Bank, he will be paid an annual amount ranging from $23,722 to $26,687, depending on the date of the event, in monthly installments beginning on the first day of the second month following the earlier of the date Mr. Cornelsen reaches age 65 or dies. If Mr. Cornelsen dies before 15 years’ worth of payments have been made under this agreement, the payments due under the agreement will be made to, or continue to be paid to, as applicable, his beneficiary until 15 years’ worth of payments have been made.

The amendment to the 2010 salary continuation agreement did not amend the other benefits payable thereunder. Therefore, if Mr. Cornelsen dies before reaching age 65 while employed by Old Line Bank, or he otherwise becomes no longer employed by Old Line Bank (voluntarily or involuntarily) other than due to his death or following a change in control (as defined in the agreement), he or his beneficiary will be paid an annual amount ranging from $23,722 to $26,687 (payable in monthly installments), depending on the date of the event. Such payments begin on the first day of the second month following the earlier of the date Mr. Cornelsen reaches age 65 or dies and continue for 15 years. This agreement also provides for change in control payments to be paid to Mr. Cornelsen if he is employed with Old Line Bank upon a change in control of Old Line Bank that occurs prior to his normal retirement age or any termination of his employment. The change in control payments range from $26,040 to $27,342 annually (payable in monthly installments), depending on the date of the change in control, and will be paid to Mr. Cornelsen or his beneficiary, as applicable, beginning (in most cases) the second month following the month in which his employment is terminated and continuing for a period of 15 years. If, however, Mr. Cornelsen’s employment with Old Line Bank is terminated for any reason (whether voluntarily or involuntarily) within 24 months following a change in control, he may instead opt to be paid the change in control payments in (i) a lump sum, (ii) monthly installments over two years, or (iii) monthly installments over five years.

Effective October 1, 2012, Old Line Bank entered into two additional salary continuation plan agreements with Mr. Cornelsen pursuant to which he is entitled additional benefits. The first 2012 salary continuation plan agreement, as amended, provides that if Mr. Cornelsen remains employed by Old Line Bank until he reaches the age of 65, he will be entitled to receive, beginning on the first day of the second month following his 65th birthday, an annual payment of $63,991. Such payments will continue for the rest of his life, provided that, if Mr. Cornelsen dies before 15 years’ worth of payments have been made under this agreement, the payments due under the agreement will continue to be paid to his beneficiary until 15 years’ worth of payments have been made. In addition, if Mr. Cornelsen becomes disabled, as defined in the agreement, while employed by Old Line Bank, he will be paid an annual amount ranging from $40,680 to $51,745, depending on the date of the event. Such benefits are payable monthly generally beginning on the first day of the second month following the earlier of Mr. Cornelsen’s 65th birthday or death, and will continue for the rest of his life or, if Mr. Cornelsen dies before 15 years’ worth of payments have been made, will continue to be paid to his beneficiary until 15 years’ worth of payments have been made.

The amendment to the first 2012 salary continuation agreement did not amend the other benefits payable thereunder. Therefore, if Mr. Cornelsen dies before reaching age 65 while employed by Old Line Bank, or he otherwise becomes no longer employed by Old Line Bank (voluntarily or involuntarily) other than because of his disability or following a change in control, he or his beneficiary will be paid an annual amount ranging from $40,680 to $51,745, depending on the date of the event, for a period of 15 years. Such benefits are payable monthly generally beginning on the first day of the second month following the earlier of Mr. Cornelsen’s 65th birthday or death. The agreement also provides for change in control payments to be paid to Mr. Cornelsen if he is employed with Old Line Bank upon a change in control (as defined in the agreement) of Old Line Bank that occurs prior to his 65th birthday. The change in control payments range from $59,416 to $62,386 annually, depending on the date of the change in control, and will be paid on a monthly basis to Mr. Cornelsen or his beneficiary, as applicable, for a period of 15 years beginning (in most cases) on the first day of the second month following the date of termination of Mr. Cornelsen’s employment with Old Line Bank. If, however, Mr. Cornelsen’s employment with Old Line Bank is terminated for any reason (whether voluntarily or involuntarily) within 24 months following a change in control, he may instead opt to be paid the change in control payments in (i) a lump sum, (ii) monthly installments over two years, or (iii) monthly installments over five years.

The second 2012 salary continuation plan agreement, prior to the May 7 amendment, provided, among other things, that if Mr. Cornelsen remains employed by Old Line Bank until he reaches the age of 65, he will be entitled to receive, beginning on the first day of the second month following his 80th birthday, an annual payment of $223,729 for life, but with five years of payments guaranteed. The amendment provides that if this benefit becomes payable, the benefit amount will be offset by the benefit payments made by Old Line Bank under the salary continuation agreements discussed above, including any amendments to such agreements. The amendment did not otherwise alter the terms of the second 2012 salary continuation plan agreement or the benefits Mr. Cornelsen is entitled to thereunder.

Finally, on May 7, 2018, Old Line Bank entered into a new supplemental executive retirement plan agreement with Mr. Cornelsen. This agreement provides that upon Mr. Cornelsen’s termination of employment with Old Line Bank after he has reached the age of 67 for any reason other than his death or disability, as defined in the agreement, he will be entitled to receive, beginning on the first day of the second month following the termination of his employment and continuing for his lifetime, an annual benefit equal to $50,000 (the “Normal Retirement Benefit”). If instead Mr. Cornelsen’s employment is terminated before he reaches age 67 but after reaching age 64 for any reason other than his death, he will be entitled to receive, beginning on the first day of the second month following the termination of his employment and continuing for his lifetime, an annual payment that ranges from $976 to $27,404, depending on the date of termination. If in either case Mr. Cornelsen dies while receiving payments under this agreement, but before 15 years’ of payments have been made, the monthly payments will continue to be paid to his beneficiary until 15 years’ worth of payments have been made.

If instead Mr. Cornelsen dies while employed by Old Line Bank, his beneficiary will be entitled to a lump sum payment that ranges from $141,258 to $476,152 depending on the date of death. Finally, upon a change in control, as defined in the agreement, Mr. Cornelsen will be entitled to receive the Normal Retirement Benefit beginning on the first day of the second month following the later of the date Mr. Cornelsen reaches age 65 or his employment is terminated.

Mark A. Semanie

As amended, Mr. Semanie’s salary continuation plan agreement provides that if Mr. Semanie remains employed by Old Line Bank until he reaches the age of 65, he will be entitled to receive, beginning on the first day of the second month following his 65th birthday and until his death, an annual payment of $154,435. If Mr. Semanie dies prior to receiving 15 years of benefits under the plan, the payments due under the agreement will continue to be paid to his beneficiary until such time as 15 years of benefits have been paid. If Mr. Semanie becomes disabled, as defined in the agreement, while employed by Old Line Bank, or becomes no longer employed by Old Line Bank other than following a change in control, he or his beneficiary will be paid an annual amount ranging from $43,350 and $151,726, depending on the date of the event. Such benefits are payable monthly and generally to Mr. Semanie or his beneficiary beginning on the first day of the second month following the earlier of Mr. Semanie’s 65th birthday or his death and will be paid until his death or, if he dies prior to receiving 15 years of benefits under the plan, until such time as 15 years of benefits have been paid.

The amended agreement also provides for change in control payments to be paid to Mr. Semanie if he is employed with Old Line Bank upon a change in control (as defined in the agreement) of Old Line Bank that occurs prior to his 65th birthday. The change in control payments range from $93,660 to $152,563 annually, depending on the date of the change in control, and will be paid on a monthly basis to Mr. Semanie or his beneficiary, as applicable, for a period of 15 years beginning (in most cases) on the first day of the second month following the date of termination of Mr. Semanie’s employment with Old Line Bank. If, however, Mr. Semanie’s employment with Old Line Bank is terminated for any reason (whether voluntarily or involuntarily) within 24 months following a change in control, then in lieu of such payments Old Line Bank will transfer ownership of the Annuity Contracts purchased by Old Line Bank to satisfy its obligations to Mr. Semanie under his salary continuation plan agreement, which will constitute payment in full for Mr. Semanie’s change in control benefit under the agreement. The amount of such Annuity Contracts will vary depending on the date of Mr. Semanie’s termination.

General

The salary continuation plan agreements and supplemental executive retirement plan agreement described above all provide, however, that the executive is not entitled to any benefits under the agreement if he is terminated for cause, as described in the applicable agreement.

The following charts show the annual amount of payments that will be made to Messrs. Cornelsen and Semanie pursuant to the salary continuation agreements:

James W. Cornelsen

2006 Plan

End of Year	Plan Year	End of Year Age	Normal Retirement Benefit	Early Termination Benefit	Disability Benefit	Pre-Retirement Death Benefit	Change in Control Benefit
1/1/2018	1	64	0	116,378	116,378	131,607	122,818
1/1/2019	2	65	0	126,076	126,076	131,607	128,959
7/1/2019	2	66	131,607

James W. Cornelsen

2010 Plan

End of Year	Plan Year	End of Year Age	Normal Retirement Benefit	Early Termination Benefit	Disability Benefit	Pre-Retirement Death Benefit	Change in Control Benefit
1/1/2018	1	64	0	23,722	23,722	0	26,040
1/1/2019	2	65	0	26,687	26,687	0	27,342
7/1/2019	3	66	28,131

James W. Cornelsen

2012 Plan

End of Year	Plan Year	End of Year Age	Normal Retirement Benefit	Early Termination Benefit	Disability Benefit	Pre-Retirement Death Benefit	Change in Control Benefit
1/1/2018	1	64	0	40,680	40,680	0	59,416
1/1/2019	2	65	0	56,405	56,405	0	62,386
7/1/2019	3	66	63,991

James W. Cornelsen

2018 Plan

End of Year	Plan Year	End of Year Age	Disc. Rate	Normal Retirement Accrued Balance	Normal Retirement Benefit	Early Termination Benefit	Pre-Retirement Death Benefit	Post-Retirement Death Benefit	Change in Control Benefit
12/31/2018	1	64	6.00%	141,258	0	976	141,258		42,217
12/31/2019	2	65	6.00%	299,467	0	13,443	299,467		47,832
12/31/2020	3	66	6.00%	476,152	0	27,404	476,152		49,266
7/1/2021	4	67	6.00%	570,531	50,000	0	0	570,531	50,000
12/31/2021	4	67	6.00%	563,412	50,000			563,412
12/31/2022	5	68	6.00%	545,607	50,000			545,607
12/31/2023	6	69	6.00%	526,732	50,000			526,732
12/31/2024	7	70	6.00%	506,726	50,000			506,726
12/31/2025	8	71	6.00%	485,519	50,000			485,519
12/31/2026	9	72	6.00%	463,039	50,000			463,039
12/31/2027	10	73	6.00%	439,211	50,000			439,211
12/31/2028	11	74	6.00%	413,953	50,000			413,953
12/31/2029	12	75	6.00%	387,180	50,000			387,180
12/31/2030	13	76	6.00%	358,800	50,000			358,800
12/31/2031	14	77	6.00%	328,718	50,000			328,718
12/31/2032	15	78	6.00%	296,830	50,000			296,830
12/31/2033	16	79	6.00%	263,030	50,000			263,030
12/31/2034	17	80	6.00%	227,201	50,000			227,201
12/31/2035	18	81	6.00%	189,222	50,000			189,222
12/31/2036	19	82	6.00%	148,965	50,000			0
12/31/2037	20	83	6.00%	106,293	50,000
12/31/2038	21	84	6.00%	61,060	50,000
12/31/2039	22	85	6.00%	13,113	50,000
12/31/2040	23	86	6.00%	(0)	50,000
12/31/2041	24	87	6.00%	(0)	50,000

Mark A. Semanie

End of Year	Plan Year	End of Year Age	Disc. Rate	Normal Retirement Accrued Balance	Normal Retirement Benefit	Early Termination Benefit	Pre-Retirement Death Benefit	Post-Retirement Death Benefit	Change in Control Benefit
12/31/2018	1	64	6.00%	141,258	0	976	141,258		42,217
12/31/2019	2	65	6.00%	299,467	0	13,443	299,467		47,832
12/31/2020	3	66	6.00%	476,152	0	27,404	476,152		49,266
7/1/2021	4	67	6.00%	570,531	50,000	0	0	570,531	50,000
12/31/2021	4	67	6.00%	563,412	50,000			563,412
12/31/2022	5	68	6.00%	545,607	50,000			545,607
12/31/2023	6	69	6.00%	526,732	50,000			526,732
12/31/2024	7	70	6.00%	506,726	50,000			506,726
12/31/2025	8	71	6.00%	485,519	50,000			485,519
12/31/2026	9	72	6.00%	463,039	50,000			463,039
12/31/2027	10	73	6.00%	439,211	50,000			439,211
12/31/2028	11	74	6.00%	413,953	50,000			413,953
12/31/2029	12	75	6.00%	387,180	50,000			387,180
12/31/2030	13	76	6.00%	358,800	50,000			358,800
12/31/2031	14	77	6.00%	328,718	50,000			328,718
12/31/2032	15	78	6.00%	296,830	50,000			296,830
12/31/2033	16	79	6.00%	263,030	50,000			263,030
12/31/2034	17	80	6.00%	227,201	50,000			227,201
12/31/2035	18	81	6.00%	189,222	50,000			189,222
12/31/2036	19	82	6.00%	148,965	50,000			0
12/31/2037	20	83	6.00%	106,293	50,000
12/31/2038	21	84	6.00%	61,060	50,000
12/31/2039	22	85	6.00%	13,113	50,000
12/31/2040	23	86	6.00%	(0)	50,000
12/31/2041	24	87	6.00%	(0)	50,000

Item 6.	Exhibits

10.1	Amended and Restated Executive Employment Agreement by and between Old Line Bank and Mark A. Semanie dated as of May 7, 2018

10.2	Executive Employment Agreement by and between Old Line Bank and Elise Hubbard dated as of May 7, 2018

10.3	Executive Employment Agreement by and between Old Line Bank and Jack Welborn dated as of May 7, 2018

10.4	Amended and Restated Executive Employment Agreement by and between Old Line Bank and Martin John Miller dated as of May 7, 2018

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: May 9, 2018	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

