Form 10-Q
period 2018-06-30
OLD LINE BANCSHARES INC
filed 2018-08-09
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

As of July 30, 2018, the registrant had 16,988,883 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$61,684,888	$33,562,652
Interest bearing accounts	3,845,419	1,354,870
Federal funds sold	928,337	256,589
Total cash and cash equivalents	66,458,644	35,174,111
Investment securities available for sale-at fair value	209,941,534	218,352,558
Loans held for sale, fair value of $34,363,686 and $4,557,722	34,037,532	4,404,294
Loans held for investment (net of allowance for loan losses of $6,704,577 and $5,920,586, respectively)	2,347,821,496	1,696,361,431
Equity securities at cost	14,854,746	8,977,747
Premises and equipment	43,719,013	41,173,810
Accrued interest receivable	7,715,123	5,476,230
Deferred income taxes	10,978,998	7,317,096
Bank owned life insurance	67,062,920	41,612,496
Annuity Plan	6,276,320	5,981,809
Other real estate owned	2,357,947	2,003,998
Goodwill	94,403,635	25,083,675
Core deposit intangible	16,688,635	6,297,970
Other assets	11,059,118	7,396,227
Total assets	$2,933,375,661	$2,105,613,452

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$603,257,708	$451,803,052
Interest bearing	1,604,420,214	1,201,100,317
Total deposits	2,207,677,922	1,652,903,369
Short term borrowings	314,676,164	192,611,971
Long term borrowings	38,238,670	38,106,930
Accrued interest payable	1,827,605	1,471,954
Supplemental executive retirement plan	6,057,063	5,893,255
Income taxes payable	—	2,157,375
Other liabilities	10,553,800	4,741,412
Total liabilities	2,579,031,224	1,897,886,266
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 16,988,883 and 12,508,332 shares issued and outstanding in 2018 and 2017, respectively	169,889	125,083
Additional paid-in capital	292,836,679	148,882,865
Retained earnings	67,601,752	61,054,487
Accumulated other comprehensive loss	(6,263,883)	(2,335,249)
Total stockholders’ equity	354,344,437	207,727,186
Total liabilities and stockholders’ equity	$2,933,375,661	$2,105,613,452

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30
	2018	2017	2018	2017
Interest Income
Loans, including fees	$26,448,727	$15,765,250	$46,149,489	$31,130,904
U.S. treasury securities	16,599	6,847	26,628	11,914
U.S. government agency securities	91,410	67,333	172,952	115,837
Corporate bonds	221,116	121,042	421,585	238,878
Mortgage backed securities	551,897	554,411	1,126,915	1,108,840
Municipal securities	499,343	410,801	999,963	846,355
Federal funds sold	2,861	971	3,526	1,583
Other	336,765	127,116	591,999	234,794
Total interest income	28,168,718	17,053,771	49,493,057	33,689,105
Interest expense
Deposits	3,146,235	1,706,993	5,452,968	3,248,050
Borrowed funds	1,714,250	1,094,133	3,049,081	2,027,021
Total interest expense	4,860,485	2,801,126	8,502,049	5,275,071
Net interest income	23,308,233	14,252,645	40,991,008	28,414,034
Provision for loan losses	532,257	278,916	927,153	719,407
Net interest income after provision for loan losses	22,775,976	13,973,729	40,063,855	27,694,627
Non-interest income
Account service charges	722,879	434,272	1,299,463	846,431
Point of sale sponsorship program	673,502	—	673,502	—
Gain on sales or calls of investment securities	—	19,581	—	35,258
Earnings on bank owned life insurance	461,056	282,100	753,992	563,456
Gain on disposal of assets	—	—	14,366	112,594
Loss on sale of stock	(60,998)	—	(60,998)	—
Gain on sale of loans	—	94,714	—	94,714
Rental income	199,050	169,862	397,494	310,455
Income on marketable loans	511,879	726,647	930,351	1,357,577
Other fees and commissions	680,683	268,443	974,902	529,868
Total non-interest income	3,188,051	1,995,619	4,983,072	3,850,353
Non-interest expense
Salaries and benefits	7,201,335	5,050,635	12,686,785	9,918,166
Occupancy and equipment	2,242,641	1,655,270	4,223,042	3,308,683
Data processing	702,182	361,546	1,311,821	718,194
FDIC insurance and State of Maryland assessments	320,326	256,513	508,397	518,113
Merger and integration	7,121,802	—	7,121,802	—
Core deposit premium amortization	540,736	181,357	853,049	379,258
Loss (gain) on sales of other real estate owned	41,956	—	54,472	(17,689)
OREO expense	27,995	27,634	212,989	55,211
Directors fees	196,650	159,700	367,200	336,900
Network services	95,607	164,232	174,812	303,839
Telephone	252,482	186,159	456,906	380,301
Other operating	2,333,694	1,886,405	4,098,090	3,560,605
Total non-interest expense	21,077,406	9,929,451	32,069,365	19,461,581

Income before income taxes	4,886,621	6,039,897	12,977,562	12,083,399
Income tax expense	2,160,788	2,070,488	4,186,547	4,140,208
Net income available to common stockholders	2,725,833	3,969,409	8,791,015	7,943,191

Basic earnings per common share	$0.17	$0.36	$0.61	$0.73
Diluted earnings per common share	$0.17	$0.36	$0.60	$0.71
Dividend per common share	$0.10	$0.08	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income Loss

(Unaudited)

Three Months Ended June 30,	2018	2017
Net income	$2,725,833	$3,969,409

Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of taxes of ($100,738), and $1,610,802, respectively	(265,351)	2,472,861
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $0 and $7,724, respectively	—	(11,857)
Other comprehensive income (loss)	(265,351)	2,461,004
Comprehensive income	$2,460,482	$6,430,413

Six Months Ended June 30,	2018	2017
Net income	$8,791,015	$7,943,191

Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of taxes of ($1,316,854) and $2,325,851, respectively	(3,468,661)	3,570,588
Reclassification adjustment for realized gain on securities available for sale included in net income, gross of taxes of $0 and $13,908, respectively	—	(21,350)
Other comprehensive income (loss)	(3,468,661)	3,549,238
Comprehensive income	5,322,354	11,492,429

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Shares	Par value	capital	earnings	loss	Equity

Balance December 31, 2017	12,508,332	$125,083	$148,882,865	$61,054,487	$(2,335,249)	$207,727,186
Net income attributable to Old Line Bancshares, Inc.	—	—	—	8,791,015	—	8,791,015
Other comprehensive loss, net of income tax of $1,316,854	—	—	—	—	(3,468,661)	(3,468,661)
Reclassification of stranded tax effect resulting from the Tax Cuts and Jobs Act	—	—	—	459,973	(459,973)	—
Acquisition of Bay Bancshares, Inc.	4,408,087	44,081	142,601,614	—	—	142,645,695
Stock based compensation awards	—	—	569,310	—	—	569,310
Stock options exercised	53,021	530	783,085	—	—	783,615
Restricted stock issued	19,443	195	(195)	—	—	—
Common stock cash dividends $0.18 per share	—	—	—	(2,703,723)	—	(2,703,723)
Balance June 30, 2018	16,988,883	$169,889	$292,836,679	$67,601,752	$(6,263,883)	$354,344,437

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$8,791,015	$7,943,191
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,533,864	1,221,445
Provision for loan losses	927,153	719,407
Change in deferred loan fees net of costs	(350,424)	(75,162)
Gain on sales or calls of securities	—	(35,258)
Amortization of premiums and discounts	422,136	510,194
Origination of loans held for sale	(48,030,581)	(51,745,329)
Proceeds from sale of loans held for sale	40,040,635	53,548,556
Loss on sales of stock	60,998	—
Income on marketable loans	(930,351)	(1,357,577)
(Gain)loss on sales of other real estate owned	54,472	(17,689)
Gain on the sale of loans	—	(94,714)
Gain on sale of fixed assets	(14,366)	(112,594)
Amortization of intangible assets	853,049	379,259
Deferred income taxes	292,620	(56,718)
Stock based compensation awards	569,310	262,031
Increase (decrease) in
Accrued interest payable	355,651	71,235
Income tax payable	(2,157,375)	1,338,453
Supplemental executive retirement plan	163,808	139,728
Other liabilities	127,504	(660,391)
Decrease (increase) in
Accrued interest receivable	(524,839)	133,426
Bank owned life insurance	(631,226)	(468,416)
LINQS	(294,511)	—
Income tax receivable	428,874	—
Other assets	(764,970)	985,294
Net cash (used in) provided by operating activities	$922,447	$12,628,371
Cash flows from investing activities
Cash and cash equivalents of acquired bank	21,617,610	—
Purchase of investment securities available for sale	(8,139,803)	(21,167,506)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	7,193,758	14,686,479
Available for sale sold	56,045,175	13,000,024
Loans made, net of principal collected	(126,594,746)	(85,012,845)
Purchase of bank owned life insurance	(8,500,000)	—
Proceeds from sale of other real estate owned	632,658	290,644
Change in equity securities	(3,537,299)	(1,669,397)
Purchase of premises and equipment	(951,104)	(2,520,774)
Proceeds from the sale of premises and equipment	14,366	112,594
Net cash used in investing activities	(62,219,385)	(82,280,781)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	160,427,035	15,239,072
Other deposits	(147,021,389)	38,309,413
Short term borrowings	80,964,193	20,347,416
Long term borrowings	131,740	131,741
Proceeds from stock options exercised	783,615	378,679
Cash dividends paid-common stock	(2,703,722)	(1,752,500)
Net cash provided by financing activities	92,581,471	72,653,821

Net increase in cash and cash equivalents	31,284,533	3,001,411

Cash and cash equivalents at beginning of period	35,174,111	23,463,171
Cash and cash equivalents at end of period	$66,458,644	$26,464,582

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,146,398	$4,716,692
Income taxes	$2,705,000	$2,728,000
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$1,041,079	$422,848
Loans transferred to available for sale - BYBK acquisition	$21,643,292	$—

	2018	2017
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$720,529,154	$310,974,425
Other intangible assets acquired	11,243,714	15,297,318
Fair value of liabilities assumed	(588,153,791)	(285,421,333)
Total merger consideration	$143,619,077	$40,850,410

OLD LINE BANCSHARES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business - Old Line Bancshares, Inc. (“Old Line Bancshares”) was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank. The primary business of Old Line Bancshares is to own all of the capital stock of Old Line Bank. We provide a full range of banking services to customers located in Anne Arundel, Baltimore, Baltimore City, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s, and St. Mary’s Counties in Maryland and surrounding areas.

Basis of Presentation and Consolidation - The accompanying condensed consolidated financial statements include the activity of Old Line Bancshares and its wholly owned subsidiary, Old Line Bank, and its wholly-owned subsidiary Pointer Ridge Office Investments, LLC (“Pointer Ridge”), a real estate investment company. We have eliminated all significant intercompany transactions and balances.

The foregoing consolidated financial statements for the periods ended June 30, 2018 and 2017 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2017 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2017. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K, except as described in the Recent Accounting Pronouncements section below.

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

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The ASU does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and non-interest income. The contracts that are within scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, wealth advisory services income, other service charges and fees, sales of other real estate owned, insurance commissions and miscellaneous fees. Old Line Bancshares adopted the ASU on January 1, 2018, utilizing the modified retrospective approach. The adoption of this ASU did not have a material impact on our consolidated financial position or consolidated results of operations .

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

2.	ACQUISITION OF BAY BANCORP, INC.

On April 13, 2018, Old Line Bancshares acquired Bay Bancorp, Inc. (“BYBK”), the parent company of Bay Bank, FSB (“Bay Bank”). Upon the consummation of the merger, each share of common stock of BYBK outstanding immediately before the merger was converted into the right to receive 0.4088 shares of Old Line Bancshares’ common stock, provided that cash was paid in lieu of any fractional shares of Old Line Bancshares common stock. As a result, Old Line Bancshares issued 4,408,087 shares of its common stock in exchange for the shares of BYBK common stock in the merger. The aggregate merger consideration was approximately $143.6 million based on the closing sales price of Old Line Bancshares’ common stock on April 13, 2018.

In connection with the merger, Bay Bank merged with and into Old Line Bank, with Old Line Bank the surviving bank.

At April 13, 2018, BYBK had consolidated assets of approximately $663 million. This merger added eleven banking locations located in BYBK’s primary market areas of Baltimore City and Anne Arundel, Baltimore, Howard and Harford Counties in Maryland.

The BYBK transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Management made significant estimates and exercised significant judgment in accounting for the acquisition of BYBK. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair value for loans. Management used quoted or current market prices to determine the fair value of BYBK’s investment securities.

Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition for new information obtained about facts and circumstances that existed at the acquisition date.

The following table provides the purchase price as of the acquisition date and the identifiable assets acquired and liabilities assumed at their estimated fair values.

Purchase Price Consideration
Cash consideration	$973,383
Purchase price assigned to shares exchanged for stock	142,645,695
Total purchase price for BYBK acquisition	143,619,078

Fair Value of Assets Acquired
Cash and due from banks	$22,590,994
Investment securities	51,895,757
Restricted equity securities, at cost	2,339,700
Loans, net	546,215,988
Premises and equipment	3,127,963
Accrued interest receivable	1,714,054
Accrued taxes receivable	1,912,807
Deferred income taxes	2,637,668
Bank owned life insurance	16,319,198
Other real estate owned	1,041,079
Core deposit intangible	11,243,714
Other assets	1,413,987
Total assets acquired	$662,452,909
Fair Value of Liabilities assumed
Deposits	$541,368,907
Short term borrowings	41,100,000
Other liabilities	5,684,884
Total liabilities assumed	$588,153,791
Fair Value of net assets acquired	74,299,118
Total Purchase Price	143,619,078

Goodwill recorded for BYBK	$69,319,960

Comparative and Pro Forma Financial Information for the BYBK Acquisition

The adjusted result of the Company for the periods ended June 30, 2018, include the adjusted results of the acquired assets and assumed liabilities since the acquisition date of April 13, 2018. Merger-related expenses of $7.1 million are recorded in the consolidated statement of income for the three and six months ended June 30, 2018; and include costs related to the conversion of systems, termination of contracts, branch closures and severance cost.

The following table discloses the impact of the merger wth BYBK (excluding the impact of the merger-related expenses) for the three and six months ended June 30, 2018. The table also presents certain pro forma information as if BYBK had been acquired on January 1, 2018. These results combine the historical results of BYBK into our consolidate statement of income and, while certain adjustments were made for the estimated impact of certain fiar value adjustments and other acquisition related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018.

Merger-related expenses of $7.1 million were incurred for the three and six months ended June 30, 2018 and were excluded from the pro forma information below. In addition, no adjustments have been made to the pro formas to eliminate the provision for loans losses for the three and six months ended June 30, 2018 of BYBK in the amount of $300 thousand. No adjustments were made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by BYBK in the three and six months ended June 30, 2018. Expenses related to conversion, contract cancellation and personnel are expected to continue to be recorded in the third quarter of 2018 for the BYBK merger. The company expects to achieve operating costs savings as a result of the acquisitions which are not reflected in the pro forma amounts below:

	Actual adjusted	Pro Forma	Actual adjusted	Pro Forma
	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Total revenues (net interest income plus noninterest income)	$27,473	$24,269	$54,937	$47,774
Net adjusted income available to common stockholder	$9,075	$5,175	$16,565	$10,086

3.	INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2018
Available for sale
U.S. treasury	$3,009,331	$—	$(11,206)	$2,998,125
U.S. government agency	18,979,460	—	(632,196)	18,347,264
Corporate bonds	18,118,611	97,514	(18,746)	18,197,379
Municipal securities	79,806,457	27,034	(2,811,688)	77,021,803
Mortgage backed securities:
FHLMC certificates	18,625,051	1,161	(1,051,132)	17,575,080
FNMA certificates	60,025,658	—	(3,239,521)	56,786,137
GNMA certificates	20,018,892	—	(1,003,146)	19,015,746
Total available for sale securities	$218,583,460	$125,709	$(8,767,635)	$209,941,534

December 31, 2017
Available for sale
U.S. treasury	$3,007,728	$—	$(2,337)	$3,005,391
U.S. government agency	18,001,200	—	(267,434)	17,733,766
Corporate bonds	14,621,378	144,574	(107,893)	14,658,059
Municipal securities	80,791,431	126,566	(1,362,709)	79,555,288
Mortgage backed securities
FHLMC certificates	19,907,299	2,516	(455,580)	19,454,235
FNMA certificates	64,476,038	—	(1,530,121)	62,945,917
GNMA certificates	21,403,894	—	(403,992)	20,999,902
Total available for sale securities	$222,208,968	$273,656	$(4,130,066)	$218,352,558

At June 30, 2018 and December 31, 2017, securities with unrealized losses segregated by length of impairment were as follows:

	June 30, 2018
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury	$2,998,125	$11,206	$—	$—	$2,998,125	$11,206
U.S. government agency	6,092,356	192,649	12,254,908	439,547	18,347,264	632,196
Corporate bonds	3,481,254	18,746	—	—	3,481,254	18,746
Municipal securities	35,446,399	929,662	31,628,806	1,882,026	67,075,205	2,811,688
Mortgage backed securities
FHLMC certificates	—	—	17,477,773	1,051,132	17,477,773	1,051,132
FNMA certificates	2,339,754	95,229	54,446,383	3,144,292	56,786,137	3,239,521
GNMA certificates	8,279,439	394,765	10,736,306	608,381	19,015,746	1,003,146
Total	$58,637,327	$1,642,257	$126,544,176	$7,125,378	$185,181,504	$8,767,635

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury	$1,506,328	$1,422	$1,499,063	$915	$3,005,391	$2,337
U.S. government agency	12,266,502	93,043	5,467,264	174,391	17,733,766	267,434
Corporate bonds	9,407,810	107,893	—	—	9,407,810	107,893
Municipal securities	25,548,751	189,668	31,343,394	1,173,041	56,892,145	1,362,709
Mortgage backed securities
FHLMC certificates	—	—	19,314,957	455,580	19,314,957	455,580
FNMA certificates	2,516,080	19,937	60,429,837	1,510,184	62,945,917	1,530,121
GNMA certificates	8,822,021	114,278	12,177,882	289,714	20,999,904	403,992
Total	$60,067,492	$526,241	$130,232,397	$3,603,825	$190,299,890	$4,130,066

At June 30, 2018 and December 31, 2017, we had 120 and 56 investment securities, respectively, in an unrealized loss position for 12 months or more and 75 and 56 securities, respectively, in an unrealized loss position for less than 12 months.  We consider all unrealized losses on securities as of June 30, 2018 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of June 30, 2018, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended June 30, 2018, we received $57.0 million in proceeds from sales, maturities or calls of and principal pay-downs on investment securities. The net proceeds of these transactions were used to reduce our Federal Home Loan Bank of Atlanta (“FHLB”) borrowings and fund loan growth. We acquired a total of $55.8 million of investment securities as a result of the BYBK merger. The securities sold included $51.7 million of securities that we acquired in the BYBK merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales. During the three months ended June 30, 2017, we received $19.3 million in proceeds from sales, maturities or calls of and principal pay-downs on investment securities and realized gains of $148 thousand and realized losses of $129 thousand for a net gain of $20 thousand. The net proceeds of these transactions were used to purchase new investment securities.

For the six months ended June 30, 2018, we received $63.2 million in proceeds from sales, maturities or calls of and principal pay-downs on investment securities. As with the three month period, the securities sold included $51.7 million of securities that we acquired in the BYBK merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales. During the six months ended June 30, 2017, we received $27.7 million in proceeds from sales, maturities or calls of and principal pay-downs on investment securities and realized gains of $164 thousand and realized losses of $129 thousand for total realized net gain of $35 thousand. The net proceeds of these transactions were used to re-balance the investment portfolio, which resulted in an overall slightly higher yield on our security investments.

Contractual maturities and pledged securities at June 30, 2018 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage-backed securities (“MBS”) based on maturity date. However, we receive payments on a monthly basis.

	Available for Sale
June 30, 2018	Amortized cost	Fair value

Maturing
Within one year	$4,091,416	$4,081,040
Over one to five years	4,800,322	4,774,281
Over five to ten years	57,310,148	55,765,738
Over ten years	152,381,574	145,320,475
Total	$218,583,460	$209,941,534
Pledged securities	$68,010,493	$64,632,017

4.	LOANS

Major classifications of loans held for investment are as follows:

	June 30, 2018			December 31, 2017
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$270,562,704	$157,411,814	$427,974,518	$268,128,087	$87,658,855	$355,786,942
Investment	590,644,980	205,379,793	796,024,773	485,536,921	52,926,739	538,463,660
Hospitality	161,865,109	7,232,455	169,097,564	164,193,228	7,395,186	171,588,414
Land and A&D	67,568,009	27,682,812	95,250,821	67,310,660	9,230,771	76,541,431
Residential Real Estate
First Lien-Investment	82,241,881	53,689,412	135,931,293	79,762,682	21,220,518	100,983,200
First Lien-Owner Occupied	83,951,550	145,703,436	229,654,986	67,237,699	62,524,794	129,762,493
Residential Land and A&D	42,156,325	21,601,505	63,757,830	35,879,853	6,536,160	42,416,013
HELOC and Jr. Liens	21,917,531	45,338,669	67,256,200	21,520,339	16,019,418	37,539,757
Commercial and Industrial	205,131,858	102,538,173	307,670,031	154,244,645	33,100,688	187,345,333
Consumer	17,073,513	42,470,686	59,544,199	10,758,589	49,082,751	59,841,340
Total loans	1,543,113,460	809,048,755	2,352,162,215	1,354,572,703	345,695,880	1,700,268,583
Allowance for loan losses	(6,444,307)	(260,270)	(6,704,577)	(5,738,534)	(182,052)	(5,920,586)
Deferred loan costs, net	2,363,858	—	2,363,858	2,013,434	—	2,013,434
Net loans	$1,539,033,011	$808,788,485	$2,347,821,496	$1,350,847,603	$345,513,828	$1,696,361,431

_______________________

(1)	As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), in December 2015, DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”), in July 2017 and BYBK, the parent company of Bay Bank, in April 2018, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

Credit Policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. We have designed our underwriting standards to promote a complete banking relationship rather than a transactional relationship. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, prior to funding, the loan committee, consisting of four non-employee members of the board of directors and four executive officers, must approve by majority vote all credit decisions in excess of a lending officer’s lending authority. Management believes that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial condition of our borrowers and the concentrations of loans in the portfolio.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $1.5 billion and $1.1 billion at June 30, 2018 and December 31, 2017, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At June 30, 2018, we had approximately $169.1 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $496.6 million and $310.7 million at June 30, 2018 and December 31, 2017, respectively. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of 640 is required. We do not originate any subprime residential real estate loans.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. and Baltimore market areas in Anne Arundel, Baltimore, Baltimore City, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

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

The table below presents an age analysis of the loans held for investment portfolio at June 30, 2018 and December 31, 2017.

Age Analysis of Past Due Loans

	June 30, 2018			December 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,537,628,464	$793,109,509	$2,330,737,973	$1,352,406,852	$338,913,557	$1,691,320,409
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	2,703,169	1,308,590	4,011,759	—	—	—
Investment	291,278	2,237,802	2,529,080	1,089,022	843,706	1,932,728
Land and A&D	678,870	3,583,409	4,262,279	254,925	158,899	413,824
Residential Real Estate:
First Lien-Investment	181,994	735,393	917,387	270,822	506,600	777,422
First Lien-Owner Occupied	94,743	2,555,200	2,649,943	229	2,457,299	2,457,528
HELOC and Jr. Liens	192,937	1,442,954	1,635,891	—	130,556	130,556
Commercial and Industrial	333,010	749,793	1,082,803	51,088	261,081	312,169
Consumer	89,480	1,157,030	1,246,510	26,134	1,017,195	1,043,329
Total 30-89 days past due	4,565,481	13,770,171	18,335,652	1,692,220	5,375,336	7,067,556
90 or more days past due
Residential Real Estate:
First Lien-Owner Occupied	—	247,102	247,102	—	37,560	37,560
Commercial	177,973	1,027	179,000	—	—	—
Consumer	—	112,459	112,459	—	78,407	78,407
Total 90 or more days past due	177,973	360,588	538,561	—	115,967	115,967
Total accruing past due loans	4,743,454	14,130,759	18,874,213	1,692,220	5,491,303	7,183,523

Commercial Real Estate:
Owner Occupied	—	231,425	231,425	—	228,555	228,555
Investment	—	—	—	—	—	—
Hospitality	—	—	—	—	—	—
Land and A&D	277,704	196,171	473,875	—	190,193	190,193
Residential Real Estate:
First Lien-Investment	192,501	—	192,501	192,501	—	192,501
First Lien-Owner Occupied	271,337	1,308,934	1,580,271	281,130	872,272	1,153,402
Land and A&D	—	—	—	—	—	—
Commercial and Industrial	—	45,218	45,218	—	—	—
Consumer	—	26,739	26,739	—	—	—
Non-accruing loans:	741,542	1,808,487	2,550,029	473,631	1,291,020	1,764,651
Total Loans	$1,543,113,460	$809,048,755	$2,352,162,215	$1,354,572,703	$345,695,880	$1,700,268,583

We consider all nonperforming loans and troubled debt restructurings (“TDRs”) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended June 30, 2018 and December 31, 2017.

	Impaired Loans
				Three months June 30, 2018		Six months June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,767,387	$1,767,387	$—	$1,764,445	$18,682	1,779,111	$42,401
Investment	651,195	651,195	—	650,816	8,676	656,802	16,722
Land and A&D	277,704	277,704	—	277,704	—	277,704	—
Residential Real Estate:
First Lien-Investment	192,501	192,501	—	192,501	—	192,501	—
First Lien-Owner Occupied	219,996	219,996	—	229,901	4,200	230,466	6,449
Commercial and Industrial	368,654	368,654	—	366,484	3,355	375,616	7,798
With an allowance recorded:
Commercial Real Estate:
Investment	—	—	—	—	—	—	—
Residential Real Estate:
First Lien-Investment	1,065,222	1,065,222	39,420	1,063,646	14,968	1,072,506	34,438
First Lien-Owner Occupied	51,341	51,341	37,076	55,830	—	56,621	1,134
Commercial and Industrial	94,666	94,666	94,665	94,411	1,589	95,208	2,810
Total legacy impaired	4,688,666	4,688,666	171,161	4,695,738	51,470	4,736,535	111,752
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	557,660	557,660	—	587,825	5,296	584,136	5,296
Investment	73,241	61,504	—	400,394	5,055	401,800	5,055
Land and A&D	243,329	106,780	—	349,089	—	349,809	—
Residential Real Estate:
First Lien-Owner Occupied	1,631,478	1,511,742	—	1,797,742	5,089	1,799,968	24,257
First Lien-Investment	273,737	169,020	—	391,762	12,323	392,100	12,323
Land and A&D	593,785	390,768	—	705,086	—	705,086	—
Commercial	1,029,478	147,351	—	1,324,966	7,356	1,329,002	7,594
Consumer	216,332	32,926	—	577,107	—	587,365	242
With an allowance recorded:
Commercial Real Estate:
Land and A&D	483,149	199,297	118,891	490,004	—	488,778	—
Residential Real Estate:
First Lien-Owner Occupied	253,437	253,437	88,723	276,861		275,185
Commercial and Industrial	69,970	69,970	24,517	69,712	894	70,733	2,093
Consumer	28,556	28,556	28,139	27,668	75	27,831	242
Total acquired impaired	5,454,152	3,529,011	260,270	6,998,216	36,088	7,011,793	57,102
Total impaired	$10,142,818	$8,217,677	$431,431	$11,693,954	$87,558	11,748,328	$168,854

_______________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Impaired Loans
December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,797,030	$1,797,030	$—	$1,913,873	$70,623
Investment	1,155,595	1,155,595	—	1,183,738	51,806
Residential Real Estate:
First Lien-Owner Occupied	226,554	226,554	—	233,618	10,536
Commercial and Industrial	387,208	387,208	—	379,983	30,245
With an allowance recorded:
Commercial Real Estate:
Investment	592,432	592,432	69,903	601,959	30,576
Residential Real Estate:
First Lien-Owner Occupied	54,576	54,576	37,075	217,673	—
First Lien-Investment	192,501	192,501	39,420	192,501	—
Commercial and Industrial	96,212	96,212	96,212	97,923	4,960
Total legacy impaired	4,502,108	4,502,108	242,610	4,821,268	198,746
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	253,865	253,865	—	252,988	2,155
Land and A&D	334,271	45,000	—	334,271	—
Residential Real Estate:
First Lien-Owner Occupied	1,382,055	1,269,796	—	1,390,037	31,601
First Lien-Investment	131,294	74,066	—	132,812	4,378
With an allowance recorded:
Commercial Real Estate:
Land and A&D	148,196	148,196	80,072	155,621	2,498
Residential Real Estate:
First Lien-Owner Occupied	250,194	250,194	77,464	273,596	23,424
Commercial and Industrial	72,125	72,125	24,517	74,279	3,775
Total acquired impaired	2,572,000	2,113,242	182,053	2,613,604	67,831
Total impaired	$7,074,108	$6,615,350	$424,663	$7,434,872	$266,577

_______________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at June 30, 2018 consisted of seven loans for an aggregate of $2.4 million compared to seven loans for an aggregate of $2.7 million at December 31, 2017.

The following table includes the recorded investment in and number of modifications of TDRs for the three and six months ended June 30, 2018 and 2017. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification. We had no loans that were modified as a TDR that defaulted within three months of the modification date during the three or six month periods ended June 30, 2018 and 2017.

	Loans Modified as a TDR for the three months ended
	June 30, 2018			June 30, 2017
Troubled Debt Restructurings— (Dollars in thousands)	# of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Legacy
Commercial Real Estate	—	—	—	1	1,596,740	1,596,740
Residential Real Estate Owner Occupied	1	201,449	28,556	—	—	—
Commercial and Industrial	—	—	—	1	414,324	414,324
Total legacy TDR's	1	$201,449	$28,556	2	$2,011,064	$2,011,064

	Loans Modified as a TDR for the six months ended
	June 30, 2018			June 30, 2017
Troubled Debt Restructurings— (Dollars in thousands)	# of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment	# of Contracts	Pre- Modification Outstanding Recorded Investment	Post Modification Outstanding Recorded Investment
Legacy
Commercial Real Estate	—	—	—	1	1,596,740	1,596,740
Residential Real Estate Owner Occupied	1	201,449	28,556	—	—	—
Commercial and Industrial	—	—	—	1	414,324	414,324
Total legacy TDR's	1	$201,449	$28,556	2	$2,011,064	$2,011,064

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the six months ended June 30, 2018 and 2017, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	June 30, 2018	June 30, 2017
Balance at beginning of period	$115,066	$(22,980)
Additions due to BYBK acquisition	50,984	—
Accretion of fair value discounts	(404,846)	(51,722)
Reclassification from non-accretable discount	414,317	52,807
Balance at end of period	$175,521	$(21,895)

	Contractually Required Payments Receivable	Carrying Amount
At June 30, 2018	$19,588,843	$15,209,609
At December 31, 2017	8,277,731	6,617,774
At June 30, 2017	8,311,088	6,643,878
At December 31, 2016	9,597,703	7,558,415

For our acquisition of Bay Bank on April 13, 2018, we recorded all loans acquired at the estimated fair value on their purchase date with no carryover of the related allowance for loan losses. On the acquisition date, we segregated the loan portfolio into two loan pools, performing and non-performing.

We had an independent third party determine the net discounted value of cash flows on 1,991 performing loans totaling $520.5 million. The valuation took into consideration the loans’ underlying characteristics including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-value ratios, loss exposures, and remaining balances. These performing loans were segregated into pools based on loan and payment type and, in some cases, risk grade. The effect of this fair valuation process was a net discount of $8.3 million at acquisition.

We also individually evaluated 132 impaired loans totaling $13.5 million to determine their fair value as of the April 13, 2018 measurement date. In determining the fair value for each individually evaluated impaired loan, we considered a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral and net present value of cash flows we expect to receive, among others.

We established a credit related non-accretable difference of $3.2 million relating to these purchased credit impaired loans, reflected in the recorded fair value.

We have re-classified $21.7 million (net of fair value marks) of our acquired loans to available for sale. These loans consist primarily of purchase credit impaired loans that we are currently working to market with brokers. We expect settlement on these loans to occur in the third quarter of 2018.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustment and the accretable yield for all of Bay Bank’s impaired loans as of the acquisition date, April 13, 2018.

Purchased Credit Impaired
Contractually required principal at acquisition	$14,766
Contractual cash flows not expected to be colledted (non-accretable difference)	(3,201)
Expected cash flows at acquisition-Total	11,565

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

The following tables outline the class of loans by risk rating at June 30, 2018 and December 31, 2017:

At June 30, 2018	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$264,890,138	$151,937,113	$416,827,251
Investment	588,553,131	203,067,764	791,620,895
Hospitality	161,865,109	6,942,561	168,807,670
Land and A&D	65,510,282	27,216,331	92,726,613
Residential Real Estate:
First Lien-Investment	81,411,986	50,627,622	132,039,608
First Lien-Owner Occupied	83,615,303	140,680,068	224,295,371
Land and A&D	39,748,478	20,902,355	60,650,833
HELOC and Jr. Liens	21,917,531	45,147,436	67,064,967
Commercial and Industrial	201,930,359	99,346,280	301,276,639
Consumer	17,073,513	42,235,380	59,308,893
Total pass	1,526,515,830	788,102,910	2,314,618,740
Special Mention(6)
Commercial Real Estate:
Owner Occupied	428,147	2,737,280	3,165,427
Investment	375,432	1,015,974	1,391,406
Hospitality	—	289,894	289,894
Land and A&D	2,057,727	314,701	2,372,428
Residential Real Estate:
First Lien-Investment	295,279	1,757,939	2,053,218
First Lien-Owner Occupied	64,910	1,839,391	1,904,301
Land and A&D	2,130,143	104,407	2,234,550
HELOC and Jr. Liens	—	126,006	126,006
Commercial and Industrial	1,328,443	112,713	1,441,156
Consumer	—	97,515	97,515
Total special mention	6,680,081	8,395,820	15,075,901
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,244,419	2,737,421	7,981,840
Investment	1,716,417	1,296,055	3,012,472
Hospitality	—	—	—
Land and A&D	—	151,780	151,780
Residential Real Estate:
First Lien-Investment	534,616	1,303,852	1,838,468
First Lien-Owner Occupied	271,337	3,183,976	3,455,313
Land and A&D	277,704	594,743	872,447
HELOC and Jr. Liens	—	65,227	65,227
Commercial and Industrial	1,873,056	3,079,180	4,952,236
Consumer	—	137,791	137,791
Total substandard	9,917,549	12,550,025	22,467,574
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,543,113,460	$809,048,755	$2,352,162,215

At December 31, 2017	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$262,377,665	$83,069,390	$345,447,055
Investment	483,404,883	51,064,247	534,469,130
Hospitality	164,193,228	7,395,186	171,588,414
Land and A&D	65,184,837	9,065,405	74,250,242
Residential Real Estate:
First Lien-Investment	78,814,931	19,846,749	98,661,680
First Lien-Owner Occupied	66,888,943	57,895,058	124,784,001
Land and A&D	33,712,187	5,727,719	39,439,906
HELOC and Jr. Liens	21,520,339	16,019,418	37,539,757
Commercial and Industrial	150,881,948	32,738,715	183,620,663
Consumer	10,758,589	49,017,427	59,776,016
Total pass	1,337,737,550	331,839,314	1,669,576,864
Special Mention(6)
Commercial Real Estate:
Owner Occupied	435,751	2,816,057	3,251,808
Investment	384,011	1,037,254	1,421,265
Hospitality	—	—	—
Land and A&D	2,125,823	120,366	2,246,189
Residential Real Estate:
First Lien-Investment	300,824	1,034,942	1,335,766
First Lien-Owner Occupied	67,626	1,848,385	1,916,011
Land and A&D	2,167,666	663,248	2,830,914
Commercial and Industrial	1,519,394	59,902	1,579,296
Consumer	—	65,324	65,324
Total special mention	7,001,095	7,645,478	14,646,573
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,314,671	1,773,408	7,088,079
Investment	1,748,027	825,238	2,573,265
Hospitality	—	—	—
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	646,927	338,827	985,754
First Lien-Owner Occupied	281,130	2,781,351	3,062,481
Land and A&D	—	145,193	145,193
Commercial and Industrial	1,843,303	302,071	2,145,374
Consumer	—	—	—
Total substandard	9,834,058	6,211,088	16,045,146
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,354,572,703	$345,695,880	$1,700,268,583

The following table details activity in the allowance for loan losses by portfolio segment for the three and six month periods ended June 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three Months Ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,211,958	$4,231,433	$776,298	$37,830	$6,257,519
Provision for loan losses	465,140	(34,959)	(36,923)	138,999	532,257
Recoveries	3,350	278	12,079	3,208	18,915
Total	1,680,448	4,196,752	751,454	180,037	6,808,691
Loans charged off	—	—	(1,824)	(102,290)	(104,114)
Ending Balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577

Six Months Ended June 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	414,768	412,600	(105,012)	204,797	927,153
Recoveries	3,650	417	12,111	6,853	23,031
Total	1,680,448	4,196,752	751,454	242,116	6,870,770
Loans charged off	—	—	(1,824)	(164,369)	(166,193)
Ending Balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$94,666	$—	$76,495	$—	$171,161
Other loans not individually evaluated	1,538,766	4,100,361	584,412	49,608	6,273,147
Acquired Loans:
Individually evaluated for impairment	47,016	96,391	88,723	28,139	260,269
Ending balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577

Three Months Ended June 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,233,152	$3,683,260	$684,541	$8,836	$5,609,789
Provision for loan losses	84,583	105,746	109,254	(20,667)	278,916
Recoveries	512	417	—	22,208	23,137
Total	1,318,247	3,789,423	793,795	10,377	5,911,842
Loans charged off	—	—	—	—	—
Ending Balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842

Six Months Ended June 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	514,972	238,360	(28,357)	(5,568)	719,407
Recoveries	1,563	833	900	25,532	28,828
Total	1,888,770	4,229,345	796,063	29,526	6,943,704
Loans charged off	(570,523)	(439,922)	(2,268)	(19,149)	(1,031,862)
Ending Balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$300,234	$28,803	$20,262	$—	$349,299
Other loans not individually evaluated	993,496	3,760,620	693,461	10,377	5,457,954
Acquired Loans:
Individually evaluated for impairment	24,517	—	80,072	—	104,589
Ending balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842

Our recorded investment in loans at June 30, 2018 and 2017 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

June 30, 2018	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$94,666	$—	$1,116,563	$—	$1,211,229
Individually evaluated for impairment without specific reserve	368,654	2,696,286	412,496	—	3,477,436
Other loans not individually evaluated	204,668,539	1,087,944,518	228,738,227	17,073,514	1,538,424,798
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	69,970	199,297	253,437	28,556	551,260
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	147,351	725,944	2,071,530	32,926	2,977,751
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	657,508	8,737,493	5,794,810	19,798	15,209,609
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	101,663,343	388,044,140	258,213,244	42,389,405	790,310,132
Ending balance	$307,670,031	$1,488,347,678	$496,600,307	$59,544,199	$2,352,162,215

June 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$300,234	$601,535	$192,501	$—	$1,094,270
Individually evaluated for impairment without specific reserve	405,368	3,009,569	263,495	—	3,678,432
Other loans not individually evaluated	149,238,270	918,871,531	208,531,955	4,405,042	1,281,046,798
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	74,197	150,430	—	—	224,627
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	252,687	1,585,980	—	1,838,667
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	3,515,652	3,128,226	—	6,643,878
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	4,749,336	87,128,806	64,312,307	88,696	156,279,145
Ending balance	$154,767,405	$1,013,530,210	$278,014,464	$4,493,738	$1,450,805,817

5.	OTHER REAL ESTATE OWNED

At June 30, 2018 and December 31, 2017, the fair value of other real estate owned was $2.4 million and $2.0 million, respectively. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal and BYBK, we have segmented the other real estate owned (“OREO”) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired); we did not acquire any OREO properties in the DCB acquisition. We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during the period.

Six months ended June 30, 2018	Legacy	Acquired	Total
Beginning balance	$425,000	$1,578,998	$2,003,998
Acquisition of Bay Bancorp, Inc.	—	1,041,079	1,041,079
Sales/deposits on sales	(425,000)	(207,658)	(632,658)
Net realized gain/(loss)	—	(54,472)	(54,472)
Total end of period	$—	$2,357,947	$2,357,947

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as OREO or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable. At June 30, 2018, residential foreclosures classified as OREO totaled $1.7 million. We had four loans for an aggregate of $308 thousand secured by residential real estate in process of foreclosure at June 30, 2018 compared to one loan for $277 thousand at December 31, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of shares	16,249,625	10,951,464	14,407,182	10,938,892
Dilutive average number of shares	16,464,580	11,165,814	14,620,030	11,152,901

7.	STOCK-BASED COMPENSATION

For the three months ended June 30, 2018 and 2017, we recorded stock-based compensation expense of $280,750 and $146,918, respectively.  For the six months ended June 30, 2018 and 2017, we recorded stock-based compensation expense of $569,310 and $262,031, respectively. At June 30, 2018, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards that we expect to realize over the next 2.2 years. As of June 30, 2018, there were 212,005 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 53,021 options during the six month period ended June 30, 2018 compared to 14,300 options exercised during the six month period ended June 30, 2017.

For purposes of determining estimated fair value of stock options, we have computed the estimated fair value of all stock-based compensation using the Black-Scholes option pricing model and, for stock options granted prior to June 30, 2018, have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2017.  Restricted stock awards are valued at the current stock price on the date of the award. During the six months ended June 30, 2018, there were 50,000 stock options granted compared to no stock options granted during the six months ended June 30, 2017.  The weighted average grant date fair value of the 2018 stock options is $8.90 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the six months ended June 30, 2018 and 2017, we granted 19,443 and 24,415 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards is $32.00 at June 30, 2018. There were no restricted shares forfeited during the six month periods ended June 30, 2018 and 2017.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. There were no transfers between levels during the three and six months ended June 30, 2018 or the year ended December 31, 2017.

At June 30, 2018, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, and mortgage-backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At June 30, 2018 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Available-for-sale:
Treasury securities	$2,998	$2,998	$—	$—	$—
U.S. government agency	18,347	—	18,347	—	—
Corporate bonds	18,197	—	—	18,197	—
Municipal securities	77,022	—	77,022	—	—
FHLMC MBS	17,575	—	17,575	—	—
FNMA MBS	56,786	—	56,786	—	—
GNMA MBS	19,016	—	19,016	—	—
Total recurring assets at fair value	$209,941	$2,998	$188,746	$18,197	$—

	At December 31, 2017 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Available-for-sale:
Treasury securities	$3,005	$3,005	$—	$—	$—
U.S. government agency	17,734	—	17,734	—	—
Corporate bonds	14,658	—	—	14,658	—
Municipal securities	79,555	—	79,555	—	—
FHLMC MBS	19,455	—	19,455	—	—
FNMA MBS	62,946	—	62,946	—	—
GNMA MBS	21,000	—	21,000	—	—
Total recurring assets at fair value	$218,353	$3,005	$200,690	$14,658	$—

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

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance Sheet using inputs classified as level 3 in the fair value for the period indicated:

(in thousands)	Level 3
Investment available-for-sale
Balance as of January 1, 2018	$14,658
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	39
Purchases, issuances, sales and settlements	3,500
Transfers into or out of level 3	—
Balance at June 30, 2018	$18,197

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 are included in the tables below.

We also measure certain non-financial assets such as OREO, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At June 30, 2018 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Legacy:	$4,518	—	—	$4,518
Acquired:	3,269	—	—	3,269
Total Impaired Loans	7,787	—	—	7,787

Other real estate owned:
Legacy:	$—	—	—	$—
Acquired:	2,358	—	—	2,358
Total other real estate owned:	2,358	—	—	2,358
Total	$10,145	$—	$—	$10,145

	At December 31, 2017 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Legacy:	$4,260	—	—	$4,260
Acquired:	1,931	—	—	1,931
Total Impaired Loans	6,191	—	—	6,191

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	1,579	—	—	1,579
Total other real estate owned:	2,004	—	—	2,004
Total	$8,195	$—	$—	$8,195

As of June 30, 2018 and December 31, 2017, we estimated the fair value of impaired assets using Level 3 inputs to be $10.1 million and $8.2 million, respectively. We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell. Discounts have predominantly been in the range of 0% to 50%. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal and BYBK, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired).

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Old Line Bancshares’ financial instruments not recorded at fair value on a recurring or non-recurring basis as of June 30, 2018 and December 31, 2017.  For short term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  For net loans receivable, an exit price notion is used consistent with ASC Topic 820-Fair Value Measurement. Prior to adoption, loans were calculated using an entry price notion. For financial liabilities such as noninterest-bearing demand, interest bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	June 30, 2018 (in thousands)
	Carrying Amount (000’s)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$66,459	$66,459	$66,459	$—	$—
Loans receivable, net	2,347,821	2,305,950	—	—	2,305,950
Loans held for sale	34,038	34,364	—	34,364	—
Investment securities available for sale	209,941	209,941	2,998	188,746	18,197
Equity Securities at cost	14,855	14,855	—	14,855	—
Bank Owned Life Insurance	67,063	67,063	—	67,063	—
Accrued interest receivable	7,715	7,715	—	1,364	6,351
Liabilities:
Deposits:
Non-interest-bearing	603,258	603,258	—	603,258	—
Interest bearing	1,604,420	1,611,050	—	1,611,050	—
Short term borrowings	314,676	314,676	—	314,676	—
Long term borrowings	38,239	38,239	—	38,239	—
Accrued Interest payable	1,828	1,828	—	1,828	—

	December 31,2017 (in thousands)
	Carrying Amount (000’s)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$35,174	$35,174	$35,174	$—	$—
Loans receivable, net	1,696,361	1,692,018	—	—	1,692,018
Loans held for sale	4,404	4,558	—	4,558	—
Investment securities available for sale	218,353	218,353	3,005	200,690	14,658
Equity Securities at cost	8,978	8,978	—	8,978	—
Bank Owned Life Insurance	41,612	41,612	—	41,612	—
Accrued interest receivable	5,476	5,476	—	1,215	4,261
Liabilities:
Deposits:
Non-interest-bearing	451,803	451,803	—	451,803	—
Interest bearing	1,201,100	1,205,936	—	1,205,936	—
Short term borrowings	192,612	192,612	—	192,612	—
Long term borrowings	38,107	38,107	—	38,107	—
Accrued Interest payable	1,472	1,472	—	1,472	—

9.	SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the FHLB). At June 30, 2018, we had $275.0 million outstanding in short term FHLB borrowings, compared to $155.0 million at December 31, 2017. At June 30, 2018 and December 31, 2017, we had no unsecured promissory notes and $39.7 million and $37.6 million, respectively, in secured promissory notes.

Securities Sold Under Agreements to Repurchase

To support the $39.7 million in repurchase agreements at June 30, 2018, we have provided collateral in the form of investment securities. At June 30, 2018 we have pledged $64.6 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $39.7 million mature daily and will remain fully collateralized until the account has been closed or terminated.

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

Also included in long term borrowings are trust preferred subordinated debentures totaling $4.1 million (net of $2.6 million fair value adjustment) at June 30, 2018 acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) maturing on December 14, 2035.

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

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A (“MB&T”), on May 10, 2013, we acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”), on December 4, 2015, we acquired Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), on July 28, 2017, we acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”), and on April 13, 2018, we acquired Bay Bancorp, Inc. (“BYBK”), the parent company of Bay Bank, FSB. This acquisition brought our assets to approximately $2.8 billion and we now operate 39 full service branches serving 11 Maryland counties and Baltimore City.

Summary of Recent Performance and Other Activities

Net income available to common stockholders decreased $1.2 million, or 31.33%, to $2.7 million for the three months ended June 30, 2018, compared to $4.0 million for the three month period ended June 30, 2017. Earnings were $0.17 per basic and diluted common share for the three months ended June 30, 2018, compared to $0.36 per basic and diluted common share for the three months ended June 30, 2017. The decrease in net income for the second quarter of 2018 as compared to the same 2017 period is primarily the result of an increase of $11.1 million in non-interest expense, offsetting the increases of $9.1 million in net interest income and $1.2 million in non-interest income. Net income included $7.1 million ($6.2 million net of taxes) in merger-related expenses (or $0.38 per basic and $0.37 per diluted common share) in connection with the Company’s acquisition of BYBK in April 2018. Excluding the merger-related expenses, adjusted operating earnings, which is a non-GAAP financial measure, would have been $8.9 million or $0.55 per basic and $0.54 per diluted share for the three months ended June 30, 2018.

Net income available to common stockholders was $8.8 million for the six months ended June 30, 2018, compared to $7.9 million for the same period last year, an increase of $848 thousand, or 10.67%. Earnings were $0.61 per basic and $0.60 per diluted common share for the six months ended June 30, 2018 compared to $0.73 per basic and $0.71 per diluted common share for the same period last year. The increase in net income is primarily the result of increases of $12.6 million, or 44.26%, in net interest income and $1.1 million in non-interest income, partially offset by a $12.6 million increase in non-interest expenses. Included in net income for the 2018 period was $7.1 million ($6.2 million net of taxes, or $0.43 per basic and $0.42 per diluted common share) for merger-related expenses associated with the acquisition of BYBK. Excluding the merger-related expenses, adjusted operating earnings (which is a non-GAAP measure) for the six month period ended June 30, 2018 would have been $15.0 million or $1.04 per basic and $1.02 per diluted share.

The following highlights contain additional financial data and events that have occurred during the three and six month periods ended June 30, 2018:

•	The merger with BYBK became effective on April 13, 2018, resulting in total assets of $2.9 billion at June 30, 2018.

•	Net loans held for investment increased $591.2 million and $651.5 million, respectively, during the three and six month periods ended June 30, 2018, to $2.3 billion at June 30, 2018 from $1.7 billion at December 31, 2017.

•	Average gross loans increased $821.6 million, or 57.06%, and $581.3 million, or 41.19%, respectively, during the three and six month periods ended June 30, 2018, to $2.3 billion and $2.0 billion, respectively, during the three and six months ended June 30, 2018, from $1.4 billion during each of the three and six months ended June 30, 2017.

•	Nonperforming assets increased slightly to 0.19% of total assets compared to 0.18% at December 31, 2017.

•	The net interest margin during the three months ended June 30, 2018 was 3.80% compared to 3.60% for the same period in 2017. Total yield on interest earning assets increased to 4.58% for the three months ended June 30, 2018, compared to 4.28% for the same period last year. Interest expense as a percentage of total interest bearing liabilities was 1.08% for the three months ended June 30, 2018 compared to 0.90% for the same period of 2017.

•	The net interest margin during the six months ended June 30, 2018 was 3.78% compared to 3.66% for the same period in 2017. Total yield on interest earning assets increased to 4.55% for the six months ended June 30, 2018, compared to 4.32% for the same period last year. Interest expense as a percentage of total interest bearing liabilities was 1.06% for the six months ended June 30, 2018 compared to 0.86% for the same period of 2017.

•	Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 0.39% and 3.14%, respectively, for the three months ended June 30, 2018, compared to ROAA and ROAE of 0.89% and 9.37%, respectively, for the three months ended June 30, 2017. Excluding the merger-related expenses (non-GAAP financial measure), ROAA and ROAE would have been 1.28% and 10.25%, respectively, for the second quarter of 2018.

•	ROAA and ROAE were 0.72% and 6.27%, respectively, for the six months ended June 30, 2018, compared to ROAA and ROAE of 0.91% and 9.50%, respectively, for the six months ended June 30, 2017. Excluding the merger-related expenses (non-GAAP financial measure), ROAA and ROAE would have been 1.23% and 10.67%, respectively, for the six months ended June 30, 2018.

•	Our efficiency ratio stood at 79.55% and 69.76%, respectively, for the three and six months ended June 30, 2018, compared to 61.11% and 60.32%, respectively, for the same periods last year. Exclusive of the merger-related expenses, the adjusted efficiency ratio (a non-GAAP financial measure) was 52.67% and 54.26%, respectively, for the three and six months ended June 30, 2018 compared to 61.11% and 60.32% for the same periods of 2017.

•	Total assets increased $827.8 million, or 39.31%, since December 31, 2017.

•	Total deposits grew by $554.8 million, or 33.56%, since December 31, 2017. The BYBK acquisition provided approximately $541.4 million in deposits while new organic deposits were approximately $13.4 million for the six months ended June 30, 2018.

•	We ended the second quarter of 2018 with a book value of $20.86 per common share and a tangible book value of $14.32 per common share compared to $16.61 and $14.10, respectively, at December 31, 2017.

•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three and six month periods ended June 30, 2018 compared to same periods in 2017 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended June 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change

Net income available to common stockholders	$2,726	$3,969	$(1,243)	(31.32)%
Interest income	28,169	17,054	11,115	65.18
Interest expense	4,860	2,801	2,059	73.51
Net interest income before provision for loan losses	23,308	14,253	9,055	63.53
Provision for loan losses	532	279	253	90.68
Non-interest income	3,188	1,996	1,192	59.72
Non-interest expense	21,077	9,929	11,148	112.28
Average total loans	2,261,479	1,439,841	821,638	57.06
Average interest earning assets	2,499,766	1,648,820	850,946	51.61
Average total interest bearing deposits	1,522,250	1,010,827	511,423	50.59
Average non-interest bearing deposits	615,780	357,710	258,070	72.15
Net interest margin	3.80%	3.60%		5.56
Return on average equity	3.14%	9.37%		(66.49)
Basic earnings per common share	$0.17	$0.36	$(0.19)	(52.78)
Diluted earnings per common share	0.17	0.36	(0.19)	(52.78)

	Six months ended June 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change

Net income available to common stockholders	$8,791	$7,943	$848	10.68%
Interest income	49,493	33,689	15,804	46.91
Interest expense	8,502	5,275	3,227	61.18
Net interest income before provision for loan losses	40,991	28,414	12,577	44.26
Provision for loan losses	927	719	208	28.93
Non-interest income	4,983	3,850	1,133	29.43
Non-interest expense	32,069	19,462	12,607	64.78
Average total loans	1,992,594	1,411,251	581,343	41.19
Average interest earning assets	2,224,516	1,621,318	603,198	37.20
Average total interest bearing deposits	1,362,479	999,834	362,645	36.27
Average non-interest bearing deposits	537,252	347,236	190,016	54.72
Net interest margin	3.78%	3.66%		3.28
Return on average equity	6.27%	9.50%		(34.00)
Basic earnings per common share	$0.61	$0.73	$(0.12)	(16.44)
Diluted earnings per common share	0.60	0.71	(0.11)	(15.49)

Recent Acquisitions

Bay Bancorp, Inc. On April 13, 2018, Old Line Bancshares acquired BYBK, the parent company of Bay Bank. The aggregate merger consideration was approximately $143.6 million based on the closing sales price of Old Line Bancshares’ common stock on April 13, 2018.

In connection with the merger, Bay Bank merged with and into Old Line Bank, with Old Line Bank the surviving bank.

At April 12, 2018, BYBK had consolidated assets of approximately $662.5 million. This merger added 11 banking locations located in BYBK’s primary market areas of Baltimore City and Anne Arundel, Baltimore, Howard and Harford Counties in Maryland.

The acquired assets and assumed liabilities of BYBK were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisition of BYBK. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair value for loans. Management used quoted or current market prices to determine the fair value of BYBK’ investment securities.

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

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short term goals include continuing our strong pattern of organic loan and deposit growth, enhancing and maintaining credit quality, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned (“OREO”), maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past few years, we have expanded by acquisition into Baltimore, Carroll, Howard, Harford and Frederick Counties and Baltimore City, Maryland, organically and through acquisitions in Montgomery and Anne Arundel Counties, Maryland, and organically in Prince George’s County, Maryland.

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

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings, Regal, DCB and BYBK. We believe that, going forward, the BYBK acquisition will generate increased earnings and increased returns for our stockholders, including the former stockholders of BYBK.

Although the current interest rate climate continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in Maryland. While we are uncertain about the continued pace of economic growth or the impact of the current political environment, recent tariffs imposed on imports into the United States, and the growing national debt, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

Although the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has been slowly increasing the federal funds rate since December 2015, interest rates are still at historically low levels, and if the economy remains stable, we believe that we can continue to grow total loans during the remainder of 2018 even with the additional expected incremental increases in the federal funds rate, which will increase market interest rates, and that we can continue to grow total deposits during the remainder of 2018 even with interest rates that are, and are expected to remain during 2018, low by historical levels. As a result of this expected growth, we expect that net interest income will continue to increase during the remainder of 2018, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and occupancy and equipment expenses will continue to be higher in 2018 and going forward generally than they were in 2017 as a result of including the expenses related to the former Damascus and Bay Bank employees and the staff associated with our branch in Riverdale, Maryland, that opened in June 2017, as well as the occupancy costs associated with the new Damascus, Bay Bank and Riverdale branches; such expenses may increase even further if we selectively take the opportunity to add more business development talent. We will continue to look for opportunities to reduce expenses as we did with the closing of three branches in 2016 and the July 2018 closure of two legacy Old Line Bank branches that were consolidated with former Bay Bank locations within close proximity. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2017, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans. There have been no material changes in our critical accounting policies during the three months ended June 30, 2018.

Results of Operations for the Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017.

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

Net interest income before the provision for loan losses for the three months ended June 30, 2018 increased $9.1 million, or 63.54%, to $23.3 million from $14.3 million for the same period in 2017. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting from an increase in the average balance of and, to a much lesser extent, the average yield on, our loans, partially offset by an increase in interest expense resulting from increases in the average rate on and, to a lesser extent, the average balance of, our interest bearing liabilities, all as discussed further below. We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $11.1 million, or 65.18%, to $28.2 million during the three months ended June 30, 2018 compared to $17.1 million during the three months ended June 30, 2017, primarily as a result of a $10.7 million increase in interest and fees on loans. The increase in interest and fees on loans is primarily the result of an $821.6 million increase in the average balance of our loans, driven primarily by an increase in the average balance of our mortgage loans, for the three months ended June 30, 2018 compared to the same period last year, as a result of both the loans we acquired in the BYBK acquisition and organic loan growth. An increase in the average yield on the loan portfolio to 4.72% for the three months ended June 30, 2018 from 4.47% during the three months ended June 30, 2017, due to higher yields on new commercial and consumer loans, also contributed to the increase in interest and fees on loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the three months ended June 30, 2018 contributed an 18 basis point increase in interest income, compared to eight basis points for the three months ended June 30, 2017.

In addition, interest income on our securities portfolio increased $431 thousand or 33.49% for the three months ended June 30, 2018 compared to the same period last year as a result of an increase in the average balance of and, to a lesser extent, the average yield on, our investment securities. The average balance of our investment portfolio increased $22.6 million, or 10.59%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to increases in the average balance of our municipal and U.S. government agency securities and our corporate bonds, partially offset by a decrease in our MBS. The average yield on the investment portfolio increased to 3.19% for the three months ended June 30, 2018 from 2.88% during the three months ended June 30, 2017, primarily due to higher yields on our MBS and other investment securities, partially offset by decreases in the average yield on our municipal securities and corporate bonds.

Total interest expense increased $2.1 million, or 73.52%, to $4.9 million during the three months ended June 30, 2018 from $2.8 million for the same period in 2017, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 1.08% during the three months ended June 30, 2018, from 0.90% during the three months ended June 30, 2017, due to higher rates paid on both our deposits, primarily our time deposits as well as our money market and NOW accounts, and our borrowings, primarily our FHLB borrowings. The increase in the average rate paid on our deposits and FHLB borrowings is the result of us paying slightly higher rates as a result of recent Federal Reserve Board rate increases.

The average balance of our interest bearing liabilities increased $558.8 million, or 44.64%, to $1.8 billion for the three months ended June 30, 2018 from $1.3 billion for the three months ended June 30, 2017, as a result of increases of $511.4 million, or 50.60%, in our average interest bearing deposits and $47.4 million, or 19.65%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is due to the deposits acquired in the BYBK and DCB mergers and, to a lesser extent, organic deposit growth. The increase in our average borrowings is primarily due to the use of short term FHLB advances to fund new loan originations.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. Average non-interest bearing deposits increased $258.1 million to $615.8 million for the three months ended June 30, 2018, compared to $357.7 million for the three months ended June 30, 2017, primarily as a result of the deposits we acquired in the BYBK and DCB mergers.

Our net interest margin increased to 3.80% for the three months ended June 30, 2018 from 3.60% for the three months ended June 30, 2017. The net interest margin increased due to an improvement in the yield on average interest earning assets, which increased 30 basis points from 4.28% for the quarter ended June 30, 2017 to 4.58% for the quarter ended June 30, 2018, as well as an increase in non-interest bearing deposits as a source of funding, partially offset by increases in the amount of interest expense and in the average rate paid on our interest bearing liabilities, which increased 18 basis points during the three months ended June 30, 2018 compared to the same period last year. The net interest margin during the 2018 period was also affected by the amount of accretion on acquired loans. Accretion increased due to a higher amount of early payoffs on acquired loans with credit marks during the three months ended June 30, 2018 compared to the same period of 2017. The fair value accretion/amortization is recorded on pay-downs recognized during the period, which contributed 18 basis points for the three months ended June 30, 2018 compared to eight basis points for the three months ended June 30, 2017. A reduction in the tax equivalent yield as a result of the tax rate change that was enacted in December 2017 in accordance with the Tax Cut and Jobs Act also had a negative impact on the net interest margin during the period. The change in the tax rate contributed to a reduction of seven basis points for the three months ended June 30, 2018 as compared to the three month period ended June 30, 2017.

During the three months ended June 30, 2018 and 2017, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $828 thousand for the three months ended June 30, 2018, compared to the same period last year. The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended June 30,
	2018		2017
	Accretion Dollars	% Impact on Net Interest Margin	Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$209,819	0.03%	$(6,028)	—%
Mortgage loans	752,461	0.12	302,687	0.07
Consumer loans	126,575	0.02	5,038	—
Interest bearing deposits	70,178	0.01	29,538	0.01
Total accretion	$1,159,033	0.18%	$331,235	0.08%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended June 30, 2018 and 2017, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2018			2017
	Average		Yield/	Average		Yield/
Three months ended June 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$770,785	$2,941	1.53%	$334,761	$996	1.19%
Interest bearing deposits (1)	8,024,219	5	—	1,139,932	4	—
Investment securities (1)(2)
U.S. Treasury	3,539,916	17,792	2.02	3,023,053	7,578	1.01
U.S. government agency	14,563,328	96,756	2.66	10,852,617	71,214	2.63
Corporate bonds	17,874,586	221,117	4.96	9,100,000	121,042	5.34
Mortgage backed securities	108,223,743	551,896	2.05	113,281,791	554,411	1.96
Municipal securities	79,749,104	642,160	3.23	67,296,987	646,047	3.85
Other equity securities	11,904,312	348,742	11.75	9,730,114	132,793	5.47
Total investment securities	235,854,989	1,878,463	3.19	213,284,562	1,533,085	2.88
Loans(1)
Commercial	319,387,611	4,166,121	5.23	179,581,927	1,723,985	3.85
Mortgage real estate	1,878,860,130	21,460,994	4.58	1,255,389,706	14,264,687	4.56
Consumer	63,231,591	1,011,206	6.41	4,869,487	62,228	5.13
Total loans	2,261,479,332	26,638,321	4.72	1,439,841,120	16,050,900	4.47
Allowance for loan losses	6,363,239	—		5,780,277	—
Total loans, net of allowance	2,255,116,093	26,638,321	4.74	1,434,060,843	16,050,900	4.49
Total interest earning assets(1)	2,499,766,086	28,519,730	4.58	1,648,820,098	17,584,985	4.28
Non-interest bearing cash	47,014,071			29,113,718
Goodwill and intangibles	100,901,255			13,045,098
Premises and equipment	43,592,991			37,054,746
Other assets	98,152,802			62,896,269
Total assets(1)	2,789,427,205			1,790,929,929
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	221,361,029	102,733	0.19	105,199,972	31,542	0.12
Money market and NOW	642,883,631	860,698	0.54	434,279,367	422,991	0.39
Time deposits	658,005,220	2,182,805	1.33	471,347,240	1,252,460	1.07
Total interest bearing deposits	1,522,249,880	3,146,236	0.83	1,010,826,579	1,706,993	0.68
Borrowed funds	288,666,185	1,714,250	2.38	241,256,198	1,094,133	1.82
Total interest bearing liabilities	1,810,916,065	4,860,486	1.08	1,252,082,777	2,801,126	0.90
Non-interest bearing deposits	615,780,315			357,709,853
	2,426,696,380			1,609,792,630
Other liabilities	14,570,522			11,261,452
Stockholders’ equity	348,160,303			169,875,847
Total liabilities and stockholders’ equity	$2,789,427,205			$1,790,929,929
Net interest spread(1)			3.50			3.38
Net interest margin(1)		$23,659,244	3.80%		$14,783,859	3.60%

_______________________

(1)	Interest income is presented on a fully taxable equivalent (“FTE”) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended June 30, 2018 and 2017. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended June 30,
	2018 compared to 2017
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$1,945	$911	$1,034
Interest bearing deposits	1	(17)	18
Investment Securities(1)
U.S. treasury	10,214	9,795	419
U.S. government agency	25,542	3,434	22,108
Corporate bond	100,075	(30,396)	130,471
Mortgage backed securities	(2,515)	37,374	(39,889)
Municipal securities	(3,887)	(138,472)	134,585
Other	215,949	205,956	9,993
Loans:(1)
Commercial	2,442,136	1,585,061	857,075
Mortgage	7,196,307	263,873	6,932,434
Consumer	948,977	73,367	875,610
Total interest income (1)	10,934,744	2,010,886	8,923,858

Interest bearing liabilities
Savings	71,191	47,383	23,808
Money market and NOW	437,706	332,166	105,540
Time deposits	930,345	661,964	268,381
Borrowed funds	620,117	535,192	84,925
Total interest expense	2,059,359	1,576,705	482,654

Net interest income(1)	$8,875,385	$434,181	$8,441,204

_______________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2018 was $532 thousand, an increase of $253 thousand, or 90.83%, compared to $279 thousand for the three months ended June 30, 2017. This increase was due to organic growth in our loan portfolio.

Management identified additional probable losses in the loan portfolio and recorded $104 thousand in charge-offs during the three month period ended June 30, 2018, compared to no charge-offs for the three months ended June 30, 2017. We recognized recoveries of $19 thousand during the three months ended June 30, 2018 compared to recoveries of $23 thousand during the same period in 2017.

The allowance for loan losses to gross loans held for investment was 0.29% and 0.35%, and the allowance for loan losses to non-accrual loans was 262.92% and 335.51%, at June 30, 2018 and December 31, 2017, respectively. The decrease in the allowance for loan losses as a percentage of gross loans held for investment was primarily the result of growth in the acquired loan portfolio. The decrease in the allowance for loan losses to non-accrual loans is primarily the result of the increase in our acquired non-accrual loans.

Non-interest Income. Non-interest income totaled $3.2 million for the three months ended June 30, 2018, an increase of $1.2 million, or 59.75%, from the corresponding period of 2017 amount of $2.0 million.

The following table outlines the amounts of and changes in non-interest income for the three month periods.

	Three months ended June 30,
	2018	2017	$ Change	% Change
Service charges on deposit accounts	$318,419	$203,800	$114,619	56.24%
POS sponsorship program	673,502	—	673,502	100.00
Wire transfer fees	35,179	22,170	13,009	58.68
ATM Income	369,281	208,302	160,979	77.28
Gain on sales or calls of investment securities	—	19,581	(19,581)	(100.00)
Earnings on bank owned life insurance	461,056	282,100	178,956	63.44
Gain on sale of loans	—	94,714	(94,714)	(100.00)
Loss on sale of stock	(60,998)	—	(60,998)	100.00
Rental income	199,050	169,862	29,188	17.18
Income on marketable loans	511,879	726,647	(214,768)	(29.56)
Other fees and commissions	680,683	268,443	412,240	153.57
Total non-interest income	$3,188,051	$1,995,619	$1,192,432	59.75%

Non-interest income increased during the 2018 period primarily as a result of income of $674 thousand from our new point of sale (“POS”) sponsorship program, as well as increases in other fees and commissions, ATM income, service charges and earnings on bank owned life insurance, partially offset by decreases in income on marketable loans and gain on sale of loans.

As a result of the BYBK acquisition, the Bank became a member of the POS network sponsorship program, which allows our customers to access several processing and settlement networks; when our customers use one of these networks, the Bank receives a transaction fee from the network.

The increase in other fees and commissions is primarily the result of a one-time bonus on our annuity plan and an increase in other loan fees.

The increase in ATM income is the result of increased income on bank debit cards due to the higher deposit base, and the increase in service charges is due to the increase in Bank customers, in each case primarily as a result of the DCB and BYBK acquisitions.

The increase in earnings on bank owned life insurance is due to the increase in the balance as a result of the DCB and BYBK acquisitions.

Income on marketable loans consists of gain on the sale of residential mortgage loans originated for sale and any fees we receive in connection with such sales. Income on marketable loans decreased $215 thousand during the three months ended June 30, 2018, compared to the same period last year due to a decrease in gains recorded on the sale of residential mortgage loans primarily as a result of a decrease in the volume of mortgage loans sold in the secondary market. The residential mortgage division originated and sold loans aggregating $28.7 million for sale in the secondary market during the second quarter of 2018 compared to $31.1 million for the same period last year.

The $94 thousand in gain on sale of loans (other than residential mortgage loans held for sale) during the three month period ended June 30, 2017 was due to the sale of one Small Business Administration (“SBA”) loan during the period, whereas we did not sell any portfolio loans during the 2018 period.

Non-interest Expense. Non-interest expense increased $11.1 million, or 112.27%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended June 30,
	2018	2017	$ Change	% Change
Salaries and benefits	$7,201,335	$5,050,635	$2,150,700	42.58%
Occupancy and equipment	2,242,641	1,655,270	587,371	35.48
Data processing	702,182	361,546	340,636	94.22
FDIC insurance and State of Maryland assessments	320,326	256,513	63,813	24.88
Merger related expenses	7,121,802	—	7,121,802	100.00
Core deposit premium amortization	540,736	181,357	359,379	198.16
Loss (gain) on sale of other real estate owned	41,956	—	41,956	100.00
OREO expense	27,995	27,634	361	1.31
Director fees	196,650	159,700	36,950	23.14
Network services	95,607	164,232	(68,625)	(41.79)
Telephone	252,482	186,159	66,323	35.63
Other operating	2,333,694	1,886,405	447,289	23.71
Total non-interest expenses	$21,077,406	$9,929,451	$11,147,955	112.27%

Non-interest expenses increased quarter over quarter primarily as a result of the $7.1 million of merger and integration expenses that we incurred during the 2018 period due to the recent BYBK acquisition compared to no merger and integration expenses during the same period last year, as well as increases in salaries and benefits, occupancy and equipment, core deposit premium amortization, data processing, telephone and other operating expenses for the three months ended June 30, 2018 compared to the same period of 2017.

The increases in salaries and benefits and occupancy and equipment expenses are primarily due to the additional staff and new branches, respectively, that we acquired in the DCB and BYBK mergers.

Core deposit premium amortization increased as a result of the higher premiums resulting from the deposits we acquired in the DCB and BYBK acquisitions.

The increase in data processing expenses resulted from additional customer transactions due to growth, a larger customer base on which a fee is assessed, and new and enhanced products that increased our payments to our core processer.

Telephone and other operating expenses (which includes, for example, office supplies, software expense, marketing and advertising expenses) increased as a result of the additional branches and staff resulting from the BYBK and DCB mergers.

Income Taxes. We had income tax expense of $2.2 million (44.22% of pre-tax income) for the three months ended June 30, 2018 compared to income tax expense of $2.1 million (34.28% of pre-tax income) for the same period in 2017. The effective tax rate increased for the 2018 period primarily as a result of the non-deductible merger expenses we incurred during 2018, which offset the decrease in the federal corporate tax income rate from 35% in 2017 to 21% during 2018, which was enacted as part of the Tax Cuts and Jobs Act.

Results of Operations for the Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.

Net interest income before provision for loan losses for the six months ended June 30, 2018 increased $12.6 million, or 44.26%, to $41.0 million from $28.4 million for the same period in 2017. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting primarily from an increase in the average balance of our loans, partially offset by an increase in interest expense resulting from an increase in the average rate on and, to a lesser extent, the average balance of, our interest bearing liabilities, all as discussed further below.

Total interest income increased $15.8 million, or 46.91%, to $49.5 million during the six months ended June 30, 2018 compared to $33.7 million during the six months ended June 30, 2017, primarily as a result of a $15.0 million increase in interest and fees on loans. The increase in interest and fees on loans is primarily the result of a $581.3 million increase in the average balance of our loans during the six months ended June 30, 2018 compared to the same period in 2017, as a result of the loans acquired in the BYBK and DCB acquisitions as well as strong organic loan growth. In addition, the average yield on the loan portfolio increased to 4.71% for the six months ended June 30, 2018 from 4.53% during the six months ended June 30, 2017 due to higher yields on new commercial and consumer loans, although this had much less of an impact on the total increase in interest income than did the increase in the average balance of our loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the six months ended June 30, 2018 contributed a 13 basis point increase in interest income, as compared to seven basis points for the six months ended June 30, 2017.

A $785 thousand increase in interest earned on investment and other securities also contributed to the increase in total interest income. This increase was a result of increases in the average balances of our corporate bonds and municipal securities, partially offset by a decrease in the average balance of our MBS, and, to a lesser extent, an increase in the average yield on our investment securities. The average yield on our investment securities increased 30 basis points during the 2018 period compared to the same period of 2017 as a result of increases in the average rate on our MBS and our U.S. Treasury and agency and other equity securities, partially offset by decreases in the average yield on our municipal securities and corporate bonds.

Total interest expense increased $3.2 million, or 61.17%, to $8.5 million during the six months ended June 30, 2018 from $5.3 million for the same period in 2017, as a result of increases in the average rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 1.06% during the six months ended June 30, 2018 from 0.86% during the six months ended June 30, 2017, due primarily to higher interest rates paid on our borrowings, time deposits, and money market and NOW accounts. The fair value accretion recorded on acquired deposits also affects interest expense. The benefit from accretion on such deposits was one basis point for the six months ended June 30, 2018 compared to one basis point for the same period last year.

The average balance of our interest bearing liabilities increased $388.3 million, or 31.40%, to $1.6 billion for the six months ended June 30, 2018 from $1.2 billion for the six months ended June 30, 2017, as a result of increases of $362.6 million, or 36.27%, in our average interest bearing deposits and $25.6 million, or 10.83%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is primarily due to the BYBK and DCB acquisitions. The increase in our average borrowings is primarily due to the use of short-term FHLB advances to fund new loan originations.

As a result of the growth generated primarily from the recent DCB and BYBK acquisitions, and our branch network from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $190.0 million to $537.3 million for the six months ended June 30, 2018, compared to $347.2 million for the six months ended June 30, 2017.

Our net interest margin increased to 3.78% for the six months ended June 30, 2018 from 3.66% for the six months ended June 30, 2017. The net interest margin increased due to an improvement in the yield on average interest earning assets, which increased 23 basis points from 4.32% for the six months ended June 30, 2017 to 4.55% for the six months ended June 30, 2018, as well as an increase in non-interest bearing deposits as a source of funding, partially offset by the increases in the amount of interest expense and in the average rate paid on our interest bearing liabilities, which increased 20 basis points during the six months ended June 30, 2018 compared to the same period last year. The net interest margin during 2018 was also affected by the amount of accretion on acquired loans. Accretion increased due to a higher amount of early payoffs on acquired loans with credit marks during the six months ended June 30, 2018 compared to the same period of 2017. The fair value accretion/amortization is recorded on pay-downs recognized during the period, which contributed 13 basis points for the six months ended June 30, 2018 compared to eight basis points for the six months ended June 30, 2017.

During the six months ended June 30, 2018 and 2017, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $797 thousand for the six months ended June 30, 2018, as compared to the same period last year. The higher level of accretion on acquired loans was due to a higher level of early payoffs on acquired loans with credit marks and the higher level of acquired loans with accreting marks.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Six months ended June 30,
	2018		2017
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$257,524	0.02%	$3,699	—%
Mortgage loans	830,649	0.08	588,169	0.07
Consumer loans	224,119	0.02	10,315	—
Interest bearing deposits	151,064	0.01	64,574	0.01
Total accretion	$1,463,356	0.13%	$666,757	0.08%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the six months ended June 30, 2018 and 2017, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2018			2017
	Average		Yield/	Average		Yield/
Six months ended June 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$483,821	$3,642	1.52%	$293,027	$1,619	1.11%
Interest bearing deposits (1)	4,934,127	5	—	1,143,800	4	—
Investment securities (1)(2)
U.S. Treasury	3,273,427	28,737	1.77	3,028,386	12,948	0.86
U.S. government agency	13,857,750	183,081	2.66	9,604,138	122,514	2.57
Corporate bonds	16,256,701	421,585	5.23	8,995,028	238,878	5.36
Mortgage backed securities	108,866,712	1,126,915	2.09	115,082,500	1,108,840	1.94
Municipal securities	79,885,506	1,286,572	3.25	68,626,297	1,329,131	3.91
Other equity securities	10,533,455	615,398	11.78	9,249,015	245,062	5.34
Total investment securities	232,673,551	3,662,288	3.17	214,585,364	3,057,373	2.87
Loans(1)
Commercial	265,882,609	6,429,313	4.88	173,597,006	3,358,105	3.90
Mortgage real estate	1,666,049,832	38,109,696	4.61	1,232,592,239	28,193,171	4.61
Consumer	60,661,770	1,990,108	6.62	5,062,059	126,281	5.03
Total loans	1,992,594,211	46,529,117	4.71	1,411,251,304	31,677,557	4.53
Allowance for loan losses	6,169,474	—		5,955,492	—
Total loans, net of allowance	1,986,424,737	46,529,117	4.72	1,405,295,812	31,677,557	4.55
Total interest earning assets(1)	2,224,516,236	50,195,052	4.55	1,621,318,003	34,736,553	4.32
Non-interest bearing cash	41,957,263			28,955,509
Goodwill and intangibles	66,279,404
Premises and equipment	42,347,726			36,160,555
Other assets	84,073,279			77,133,846
Total assets(1)	2,459,173,908			1,763,567,913
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	177,470,024	137,525	0.16	103,454,948	61,892	0.12
Money market and NOW	585,509,496	1,510,013	0.52	431,589,356	766,543	0.36
Time deposits	599,499,028	3,805,430	1.28	464,789,750	2,419,616	1.05
Total interest bearing deposits	1,362,478,548	5,452,968	0.81	999,834,054	3,248,051	0.66
Borrowed funds	262,441,187	3,049,081	2.34	236,796,669	2,027,021	1.73
Total interest bearing liabilities	1,624,919,735	8,502,049	1.06	1,236,630,723	5,275,072	0.86
Non-interest bearing deposits	537,251,923			347,235,809
	2,162,171,658			1,583,866,532
Other liabilities	14,253,017			11,073,953
Stockholders’ equity	282,749,233			168,627,428
Total liabilities and stockholders’ equity	$2,459,173,908			$1,763,567,913
Net interest spread(1)			3.49			3.46
Net interest margin(1)		$41,693,003	3.78%		$29,461,481	3.66%

_______________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the six months ended June 30, 2018 and 2017. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Six months ended June 30,
	2018 compared to 2017
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$2,023	$1,070	$953
Interest bearing deposits	(4)	(22)	18
Investment Securities(1)
U.S. treasury	15,789	15,210	579
U.S. government agency	60,567	8,463	52,104
Corporate bond	182,707	(11,248)	193,955
Mortgage backed securities	18,075	101,338	(83,263)
Municipal securities	(42,559)	(322,787)	280,228
Other	370,341	350,321	20,020
Loans:(1)
Commercial	3,071,208	1,494,996	1,576,212
Mortgage	9,916,526	3,013	9,913,513
Consumer	1,863,827	101,922	1,761,905
Total interest income (1)	15,458,500	1,742,276	13,716,224

Interest bearing liabilities
Savings	75,633	34,357	41,276
Money market and NOW	743,471	534,401	209,070
Time deposits	1,385,814	837,224	548,590
Borrowed funds	1,022,061	888,492	133,569
Total interest expense	3,226,979	2,294,474	932,505

Net interest income(1)	$12,231,521	$(552,198)	$12,783,719

_______________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2018 was $927 thousand, an increase of $208 thousand, or 28.88%, compared to $719 thousand for the six months ended June 30, 2017. This increase is due to the organic growth in our loan portfolio.

Management identified additional probable losses in the loan portfolio and recorded $166 thousand in charge-offs for the six months ended June 30, 2018 compared to charge-offs of $1.0 million for the six months ended June 30, 2017. We recognized recoveries of $23 thousand during the six months ended June 30, 2018 compared to $29 thousand for the same period in 2017.

Non-interest Income. Non-interest income totaled $5.0 million for the six months ended June 30, 2018, an increase of $1.1 million, or 29.42%, from the corresponding period of 2017 amount of $3.9 million.

The following table outlines the amounts of and changes in non-interest income for the six month periods.

	Six months ended June 30,
	2018	2017	$ Change	% Change
Service charges on deposit accounts	$584,331	$408,526	$175,805	43.03%
POS Sponsorship program	673,502	—	673,502	100.00
Wire transfer fees	62,144	42,515	19,629	46.17
ATM income	652,988	395,390	257,598	65.15
Gain on sales or calls of investment securities	—	35,258	(35,258)	(100.00)
Earnings on bank owned life insurance	753,992	563,456	190,536	33.82
Gain on disposal of assets	14,366	112,594	(98,228)	(87.24)
Gain on sale of loans	—	94,714	(94,714)	100.00
Loss on sale of stock	(60,998)	—	(60,998)	100.00
Rental income	397,494	310,455	87,039	28.04
Income on marketable loans	930,351	1,357,577	(427,226)	(31.47)
Other fees and commissions	974,902	529,868	445,034	83.99
Total non-interest income	$4,983,072	$3,850,353	$1,132,719	29.42%

Non-interest income increased during the 2018 period primarily as a result of income of $674 thousand from our new POS sponsorship program, as well as increases in other fees and commissions, ATM income, earnings on bank owned life insurance and service charges, partially offset by decreases in income on marketable loans, gain on sale of loans and gain on disposal of assets.

The increase in other fees and commissions is primarily the result of a one-time bonus on our annuity plan and an increase in other loan fees.

The increase in ATM income is the result of increased income on bank debit cards due to the higher deposit base, and the increase in service charges is due to the increase in Bank customers, in each case primarily as a result of the DCB and BYBK acquisitions.

The increase in earnings on bank owned life insurance is due to the increase in the balance due to the DCB and BYBK mergers.

Income on marketable loans decreased $427 thousand during the six months ended June 30, 2018, compared to the same period last year due to a decrease in gains recorded on the sale of residential mortgage loans [primarily] as a result of a lower volume of loans sold in the secondary market. The residential mortgage division originated loans aggregating $48.9 million for sale in the secondary market during the six months ended June 30, 2018 compared to $51.7 million for the same period last year.

The $95 thousand in gain on sale of loans (other than residential mortgage loans held for sale) during the six month period ended June 30, 2017, is due to the sale of one SBA loan during the period, whereas we did not sell any portfolio loans during the 2018 period.

The decrease in gain on disposal of assets is due to the sale during 2017 of our previously-owned location, the Accokeek branch, whereas we had no such sales during the 2018 period.

Non-interest Expense. Non-interest expense increased $12.6 million, or 64.78%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Six months ended June 30,
	2018	2017	$ Change	% Change
Salaries and benefits	$12,686,785	$9,918,166	$2,768,619	27.91%
Occupancy and equipment	4,223,042	3,308,683	914,359	27.64
Data processing	1,311,821	718,194	593,627	82.66
FDIC insurance and State of Maryland assessments	508,397	518,113	(9,716)	(1.88)
Merger and integration	7,121,802	—	7,121,802	100.00
Core deposit premium amortization	853,049	379,258	473,791	124.93
Gain on sale of other real estate owned	54,472	(17,689)	72,161	(407.94)
OREO expense	212,989	55,211	157,778	285.77
Director fees	367,200	336,900	30,300	8.99
Network services	174,812	303,839	(129,027)	(42.47)
Telephone	456,906	380,301	76,605	20.14
Other operating	4,098,090	3,560,605	537,485	15.10
Total non-interest expenses	$32,069,365	$19,461,581	$12,607,784	64.78%

Non-interest expenses increased period over period primarily as a result the $7.1 million of merger and integration expenses that we incurred during the 2018 period in connection with the BYBK acquisition compared to no merger and integration expenses during the same period last year, as well as increases in salaries and benefits, occupancy and equipment, data processing, core deposit premium amortization, telephone and other operating expenses, partially offset by a decrease in network services, for the six months ended June 30, 2018 compared to the same six month period of 2017.

The increases in salaries and benefits and occupancy and equipment expenses are primarily due to the additional staff and new branches, respectively, that we acquired in the DCB and BYBK mergers.

Core deposit amortization increased as a result of the higher premiums resulting from the deposits we acquired in the DCB and BYBK acquisitions.

Data processing expenses increased for the 2018 period as a result of additional customer transactions due to growth, a larger customer base on which a fee is assessed, and new and enhanced products that increased our payments to our core processer.

Telephone and other operating expenses increased as a result of the additional branches and staff we acquired in the BYBK and DCB mergers.

Income Taxes. We had income tax expense of $4.2 million (32.26% of pre-tax income) for the six months ended June 30, 2018 compared to income tax expense of $4.1 million (34.27% of pre-tax income) for the same period in 2016. The effective tax rate decreased for the 2018 period primarily as a result of the decrease in the federal corporate tax income rate from 35% to 21% enacted as part of the Tax Cuts and Jobs Act, although the impact of the lower tax rate was partially offset by our incurring non-deductible merger expenses during the six months ended June 30, 2018.

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

We have prudently managed our investment portfolio to maintain liquidity and safety. The portfolio provides a source of liquidity and collateral for borrowings, as well as a means of diversifying our earning asset portfolio. While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. Although we may sell securities to reposition the portfolio, generally, we invest in securities for the yield they produce and not to profit from trading the securities. We continually evaluate our investment portfolio to ensure it is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in our portfolio.

The investment securities at June 30, 2018 amounted to $209.9 million, a decrease of $8.4 million, or 3.85%, from the December 31, 2017 amount of $218.4 million. As outlined above, at June 30, 2018, all securities are classified as available for sale.

We acquired a total of $55.8 million of investment securities as a result of the BYBK merger. We sold approximately $51.7 million of securities of the $55.8 million in securities that we acquired immediately after the closing of the merger, resulting in no gain or loss on such sales.

The fair value of available for sale securities included net unrealized losses of $8.6 million at June 30, 2018 (reflected as $6.3 million net of taxes) compared to net unrealized losses of $3.9 million (reflected as $2.3 million net of taxes) at December 31, 2017. The decline in the value of the investment securities is due to the increase in market interest rates, which resulted in a decrease in bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $651.5 million, or 38.40%, during the six months ended June 30, 2018, bringing the balance to $2.3 billion at June 30, 2018 compared to $1.7 billion at December 31, 2017. The loan growth during 2018 was due to the loans that we acquired from BYBK as well as organic growth resulting from the addition of several experienced loan officers to our team since June 30, 2017 and our enhanced presence in our market area. Commercial real estate loans increased by $346.0 million, residential real estate loans increased by $185.9 million, commercial and industrial loans increased by $120.3 million, and consumer loans decreased by $297 thousand from their respective balances at December 31, 2017 Excluding the loans acquired in the BYBK acquisition, net loans held for investment during the six month period increased by $188.5 million; the acquisition of the Bay loan portfolio accounted for approximately $507 million of the growth in net loans held for investment during the six month period ended June 30, 2018.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas in Anne Arundel, Baltimore, Baltimore County, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	June 30, 2018			December 31, 2017
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$270,562,704	$157,411,814	$427,974,518	$268,128,087	$87,658,855	$355,786,942
Investment	590,644,980	205,379,793	796,024,773	485,536,921	52,926,739	538,463,660
Hospitality	161,865,109	7,232,455	169,097,564	164,193,228	7,395,186	171,588,414
Land and A&D	67,568,009	27,682,812	95,250,821	67,310,660	9,230,771	76,541,431
Residential Real Estate
First Lien-Investment	82,241,881	53,689,412	135,931,293	79,762,682	21,220,518	100,983,200
First Lien-Owner Occupied	83,951,550	145,703,436	229,654,986	67,237,699	62,524,794	129,762,493
Residential Land and A&D	42,156,325	21,601,505	63,757,830	35,879,853	6,536,160	42,416,013
HELOC and Jr. Liens	21,917,531	45,338,669	67,256,200	21,520,339	16,019,418	37,539,757
Commercial and Industrial	205,131,858	102,538,173	307,670,031	154,244,645	33,100,688	187,345,333
Consumer	17,073,513	42,470,686	59,544,199	10,758,589	49,082,751	59,841,340
Total loans	1,543,113,460	809,048,755	2,352,162,215	1,354,572,703	345,695,880	1,700,268,583
Allowance for loan losses	(6,444,307)	(260,270)	(6,704,577)	(5,738,534)	(182,052)	(5,920,586)
Deferred loan costs, net	2,363,858	—	2,363,858	2,013,434	—	2,013,434
Net loans	$1,539,033,011	$808,788,485	$2,347,821,496	$1,350,847,603	$345,513,828	$1,696,361,431

_______________________

(1)	As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal Bancorp, DCB and Bay Bancorp, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

Bank Owned Life Insurance (“BOLI”). At June 30, 2018, we have invested $67.0 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB, Regal Bank, Damascus and Bay Bank. Bank owned life insurance increased $25.5 million during the six months ended June 30, 2018, primary due to $16.3 million of bank owned life insurance acquired in the BYBK acquisition and $8.5 million in new BOLI policies. The increase also includes interest earned on these policies. Gross earnings on BOLI were $754 thousand during the six months ended June 30, 2018, which earnings were partially offset by $123 thousand in expenses associated with the policies, for total net earnings of $631 thousand in 2018. We anticipate that the earnings on these policies will continue to help offset our employee benefit expenses as well as our obligations under our salary continuation agreements and supplemental life insurance agreements that we have entered into with our executive officers as well as that MB&T and WSB had entered into with their executive officers. There are no post-retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $201 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB, Regal Bank, Damascus or BYBK.

Annuity Plan. Our annuity plan is an interest earning investment that we purchased to fund a new supplemental retirement plan and amendments to existing retirement plans that will provide lifetime payments to two of our executive officers; we entered into these new agreements as of May 7, 2018, as described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. We invested $6.0 million during the fourth quarter of 2017 and the annuity plan was effective January 1, 2018. The annuity plan was valued at $6.3 million at June 30, 2018.

Deposits. Deposits increased $554.8 million during the six months ended June 30, 2018 to $2.2 billion, compared to $1.7 billion at December 31, 2017. The increase is comprised of a $151.5 million increase in our non-interest bearing deposits and a $403.3 million increase in our interest bearing deposits. These increases are due almost entirely to the deposits acquired from BYBK, which accounted for $541.4 million of the $554.8 million increase.

The following table outlines the changes in interest bearing deposits:

	June 30,	December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$690,454	$530,027	$160,427	30.27%
Interest bearing checking	685,200	538,102	147,098	27.34
Savings	228,766	132,971	95,795	72.04
Total	$1,604,420	$1,201,100	$403,320	33.58%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (“Promontory”). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At June 30, 2018, we had $44.4 million in CDARS and $160.5 million in money market accounts through Promontory’s reciprocal deposit program compared to $49.2 million and $144.9 million, respectively, at December 31, 2017.

We do not currently have any brokered certificates of deposits other than CDARS. Old Line Bank did not obtain any brokered certificates of deposit during the six months ended June 30, 2018. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

Borrowings. Short term borrowings consist of short term borrowings with the FHLB and short term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments. At June 30, 2018, we had $275.0 million outstanding in short term FHLB borrowings, compared to $155.0 million at December 31, 2017. At June 30, 2018 and December 31, 2017, we had no unsecured promissory notes and $39.7 million and $37.6 million, respectively, in secured promissory notes.

Long term borrowings at June 30, 2018 consist primarily of the Notes in the amount of $35.0 million (fair value of $34.1 million) due in 2026. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long term borrowings are trust preferred subordinated debentures totaling $4.1 million (net of $2.6 million fair value adjustment) we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) with an interest rate of floating 90-day LIBOR plus 2.85%, maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) with an interest rate of floating 90-day LIBOR plus 1.60%, maturing in 2035.

Liquidity and Capital Resources. Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with regulatory guidelines. As further discussed below, we have credit lines, unsecured and secured, available from several correspondent banks totaling $75.0 million. Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash flow from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and deposits in other banks. On June 30, 2018, we had $61.7 million in cash and due from banks, $3.8 million in interest bearing accounts, and $928 thousand in federal funds sold. As of December 31, 2017, we had $33.6 million in cash and due from banks, $1.4 million in interest bearing accounts, and $257 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the six months ended June 30, 2018. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at June 30, 2018. In addition, Old Line Bank has $70.0 million in available lines of credit at June 30, 2018, consisting of overnight federal funds of $65.0 million and repurchase agreements of $5.0 million from its correspondent banks. Old Line Bank has an additional secured line of credit from the FHLB of $388.0 million at June 30, 2018. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $369.9 million in lendable collateral value for FHLB borrowings. We may increase availability by providing additional collateral. Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $39.7 million in repurchase agreements.

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

As of June 30, 2018, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital. Regulatory capital and regulatory assets below also reflect increases of $8.6 million and $6.3 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale. In addition, the risk-based capital reflects an increase of $6.7 million for the general loan loss reserve during the six months ended June 30, 2018.

As of June 30, 2018, Old Line Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the second quarter of 2018 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at June 30, 2018.

			Minimum capital		To be well
	Actual		adequacy		capitalized
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$281,691	10.95%	$115,762	4.5%	$167,211	6.5%
Total capital (to risk weighted assets)	$288,472	11.21%	$205,798	8%	$257,248	10%
Tier 1 capital (to risk weighted assets)	$281,691	10.95%	$154,349	6%	$205,798	8%
Tier 1 leverage (to average assets)	$281,691	10.54%	$106,935	4%	$133,669	5%

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

Asset Quality

Overview. Management performs reviews of all delinquent loans and foreclosed assets and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management reports to the Bank’s Loan Committee weekly and requests its approval for loans that require such approval pursuant to our loan policies. Management also reports to the board of directors with respect to certain loan matters on a monthly basis. Such reports include, among other things, information on delinquent loans and foreclosed real estate. We have formal action plans on criticized assets and provide status reports on OREO on a quarterly basis. These action plans include our actions and plans to cure the delinquent status of the loans and to dispose of foreclosed properties. The Loan Committee consists of four executive officers and four non-employee members of the board of directors.

We classify any property acquired as a result of foreclosure on a mortgage loan as OREO and record it at the lower of the unpaid principal balance or fair value at the date of acquisition and subsequently carry the property at the lower of cost or net realizable value. We charge any required write down of the loan to its net realizable value against the allowance for loan losses at the time of foreclosure. We charge to expense any subsequent adjustments to net realizable value. Upon foreclosure, Old Line Bank generally requires an appraisal of the property and, thereafter, appraisals of the property generally on an annual basis and external inspections on at least a quarterly basis.

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests. Potential problem loans, which are not included in nonperforming assets, amounted to $34.5 million at June 30, 2018 compared to $28.9 million at December 31, 2017. At June 30, 2018, we had $15.7 million and $18.8 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $16.4 million and $12.5 million, respectively, at December 31, 2017.

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

We recorded at fair value all acquired loans from MB&T, WSB, Regal Bank, Damascus and Bay Bank. The fair value of the acquired loans includes expected loan losses, and as a result there was no allowance for loan losses recorded for acquired loans at the time of acquisition. Accordingly, the existence of the acquired loans reduces the ratios of the allowance for loan losses to total gross loans and the allowance for loan losses to non-accrual loans, and this measure is not directly comparable to prior periods. Similarly, net loan charge-offs are normally lower for acquired loans since we recorded these loans net of expected loan losses. Therefore, the ratio of net charge-offs during the period to average loans outstanding is reduced as a result of the existence of acquired loans, and the measures are not directly comparable to prior periods. Other institutions may not have acquired loans, and therefore there may be no direct comparability of these ratios between and among other institutions when compared in total.

Applicable accounting guidance requires that if we experience a decrease in the expected cash flows of a loan subsequent to its acquisition date, we establish an allowance for loan losses for such acquired loan with decreased cash flows. At June 30, 2018, there was $260 thousand of allowance reserved for potential loan losses on acquired loans compared to $182 thousand at December 31, 2017.

Nonperforming Assets. As of June 30, 2018, our nonperforming assets totaled $5.4 million and consisted of $2.6 million of nonaccrual loans, $539 thousand of loans past due 90 days and still accruing and OREO of $2.4 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	June 30, 2018			December 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$—	$247,102	$247,102	$—	$—	$—
Residential Real Estate:
First Lien-Owner Occupied	—	—	—	—	37,560	37,560
Land and A&D	177,973	1,027	179,000	—	—	—
Consumer	—	112,459	112,459	—	78,406	78,406
Total accruing loans 90 or more days past due	177,973	360,588	538,561	—	115,966	115,966
Non-accrued loans:
Commercial Real Estate
Owner Occupied	—	231,425	231,425	—	228,555	228,555
Land and A&D	277,704	196,171	473,875	—	190,193	190,193
Residential Real Estate:
First Lien-Investment	192,501	—	192,501	192,501	—	192,501
First Lien-Owner Occupied	271,337	1,308,934	1,580,271	281,130	872,272	1,153,402
Commercial	—	45,218	45,218	—	—	—
Consumer	—	26,739	26,739	—	—	—
Total non-accrued past due loans:	741,542	1,808,487	2,550,029	473,631	1,291,020	1,764,651
Other real estate owned (“OREO”)	—	2,357,947	2,357,947	425,000	1,578,998	2,003,998
Total non performing assets	$919,515	$4,527,022	$5,446,537	$898,631	$2,985,984	$3,884,615
Accruing Troubled Debt Restructurings
Commercial Real Estate:
Owner Occupied	$1,535,841	$—	$1,535,841	$1,560,726	$—	$1,560,726
Residential Real Estate:
First Lien-Owner Occupied	—	410,299	410,299	—	644,744	644,744
Commercial	368,654	69,970	438,624	459,333	—	459,333
Consumer	—	28,556	28,556
Total Accruing Troubled Debt Restructurings	$1,904,495	$508,825	$2,413,320	$2,020,059	$644,744	$2,664,803

The table below reflects our ratios of our nonperforming assets at June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.06%	0.07%
Total nonperforming assets as a percentage of total assets	0.04%	0.05%
Total nonperforming assets as a percentage of total loans held for investment	0.06%	0.07%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.23%	0.23%
Total nonperforming assets as a percentage of total assets	0.19%	0.18%
Total nonperforming assets as a percentage of total loans held for investment	0.23%	0.23%

The table below presents a breakdown of the recorded book balance of non-accruing loans at June 30, 2018 and December 31, 2017.

	June 30, 2018				December 31, 2017
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Land and A & D	1	$277,704	$277,704	$8,785	—	$—	$—	$—
Residential Real Estate
First Lien-Investment	1	192,501	192,501	28,192	1	192,501	192,501	21,901
First Lien-Owner Occupied	2	271,337	271,337	909	2	281,130	281,130	13,303
Commercial	—	—	—	—	—	—	—	—
Total non-accrual loans	4	741,542	741,542	37,886	3	473,631	473,631	35,204
Acquired(1)
Commercial Real Estate:
Owner Occupied	1	254,837	231,425	18,958	1	253,865	228,555	12,334
Land and A & D	2	483,148	196,171	183,356	2	482,467	190,193	169,657
Residential Real Estate
Owner Occupied	6	1,442,599	1,308,934	127,259	5	987,505	872,272	82,452
Commercial	1	48,750	45,218	1,474	—	—	—	—
Consumer	3	27,128	26,738	1,481	—	—	—	—
Total non-accrual loans	13	$2,256,462	$1,808,486	$332,528	8	$1,723,837	$1,291,020	$264,443
Total all non-accrual loans	17	$2,998,004	$2,550,028	$370,414	11	$2,197,468	$1,764,651	$299,647

_______________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-accrual legacy loans at June 30, 2018 increased $268 thousand from December 31, 2017, due to the addition of one commercial real estate land and acquisition and development loan.

Non-accrual acquired loans at June 30, 2018 increased $517 thousand from December 31, 2017 primarily due to the addition of one residential owner occupied real estate loan.

At June 30, 2018, there was no legacy OREO. We sold the $425 thousand of OREO that we had on December 31, 2017 during the quarter ended June 30, 2018.

Acquired OREO at June 30, 2018, increased $779 thousand from December 31, 2017, as a result of the BYBK acquisition, offsetting the sale of three OREO properties during the period.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

	Commercial	Commercial	Residential
June 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	414,768	412,600	(105,012)	204,797	927,153
Recoveries	3,650	417	12,111	6,853	23,031
Total	1,680,448	4,196,752	751,454	242,116	6,870,770
Loans charged off	—	—	(1,824)	(164,369)	(166,193)
Ending Balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$94,666	$—	$76,495	$—	$171,161
Other loans not individually evaluated	1,538,766	4,100,361	584,412	49,608	6,273,147
Acquired Loans:
Individually evaluated for impairment	47,016	96,391	88,723	28,139	260,269
Ending balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577

		Commercial	Residential
December 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	660,497	231,488	22,203	40,920	955,108
Recoveries	2,350	2,017	900	35,525	40,792
Total	2,035,082	4,223,657	846,623	86,007	7,191,369
Loans charged off	(773,052)	(439,922)	(2,268)	(55,541)	(1,270,783)
Ending Balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,212	$69,903	$76,496	$—	$242,611
Other loans not individually evaluated	1,141,301	3,633,760	690,396	30,466	5,495,923
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	—	182,052
Ending balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586

The ratios of the allowance for loan losses are as follows:

	June 30, 2018	December 31, 2017
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.29%	0.35%
Non-accrual loans	262.92%	335.51%
Net charge-offs to average loans	0.01%	0.08%

During the six months ended June 30, 2018, we charged off $166 thousand in loans through the allowance for loan losses.

The allowance for loan losses represented 0.29% and 0.35% of gross loans held for investment at June 30, 2018 and December 31, 2017, respectively and 0.43% and 0.42% of legacy loans at June 30, 2018 and December 31, 2017, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at June 30, 2018 and December 31, 2017, are as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$190,883	$132,246
Real estate-undisbursed development and construction	188,583	132,855
Consumer	84,175	41,151
Total	$463,641	$306,252
Standby letters of credit	$12,618	$12,362

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

Commitments for real estate development and construction, which totaled $188.6 million, or 40.68% of the $463.6 million of outstanding commitments at June 30, 2018, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

As the magnitude of the merger expenses distorts our operational results, we present in the GAAP reconciliation below and in the accompanying text certain performance measures excluding the effect of the merger expenses during the three and six month periods ended June 30, 2018. We believe this information is important to enable our stockholders and other interested parties to assess our operational performance - in other words, our performance based on our ongoing operations.

Reconciliation of Non-GAAP measures (Unaudited)	Three Months ending June 30, 2018	Six Months ending June 30, 2018
Net Income (GAAP)	$2,725,833	$8,791,015
Merger-related expenses, net of tax	6,169,365	6,169,365
Operating Net Income (non-GAAP)	$8,895,198	$14,960,380

Net income available to common shareholders	$2,725,833	$8,791,015
Merger-related expenses, net of tax	6,169,365	6,169,365
Operating earnings (non-GAAP)	$8,895,198	$14,960,380

Earnings per weighted average common shares, basic (GAAP)	$0.17	$0.61
Meger-related expenses, net of tax	0.38	0.43
Operating earnings per weighted average common share basic (non GAAP)	$0.55	$1.04

Earnings per weighted average common shares, diluted (GAAP)	$0.17	$0.6
Meger-related expenses, net of tax	0.37	0.42
Operating earnings per weighted average common share basic (non-GAAP)	$0.54	$1.02

Summary Operating Results (non-GAAP)
Noninterest expense (GAAP)	$21,077,406	$32,069,365
Merger-related expenses, gross	7,121,802	7,121,802
Operating noninterest expense (non-GAAP)	13,955,604	$24,947,563

Operating efficiency ratio (non-GAAP)	52.67%	54.26%

Operating noninterest expense as a % of average assets	0.50%	1.01%

Return on average assets
Net income	$2,725,833	$8,791,015
Merger-related expenses, net of tax	6,169,365	6,169,365
Operating net income (non-GAAP)	$8,895,198	$14,960,380

Adjusted Return of Average Assets
Return on average assets (GAAP)	0.39	0.72
Effect to adjust for merger-related expenses, net of tax	0.89	0.51
Adjusted return on average assets	1.28%	1.23%

Return on average common equity
Net income available to common shareholders	$2,725,833	$8,791,015
Merger-related expenses, net of tax	6,169,365	6,169,365
Operating earnings (non-GAAP)	$8,895,198	$14,960,380

Adjusted Return on Average Equity
Return on Average Equity (GAAP)	3.14	6.27
Effect to adjust for merger-related expenses, net of tax	7.11	4.40
Adjusted return on average common equity (non-GAAP)	10.25%	10.67%

Below is a reconciliation of the fully tax equivalent adjustments and the U.S. GAAP basis information presented in this report:

Three months ended June 30, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$23,308,232	3.74%	3.44%
Tax equivalent adjustment
Federal funds sold	80	—	—
Investment securities	161,340	0.03	0.03
Loans	189,592	0.03	0.03
Total tax equivalent adjustment	351,012	0.06	0.06
Tax equivalent interest yield	$23,659,244	3.80%	3.50%

Three months ended June 30, 2017

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$14,252,645	3.47%	3.25%
Tax equivalent adjustment
Federal funds sold	25	—	—
Investment securities	245,539	0.06	0.06
Loans	285,650	0.07	0.07
Total tax equivalent adjustment	531,214	0.13	0.13
Tax equivalent interest yield	$14,783,859	3.60%	3.38%

Six months ended June 30, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$40,991,008	3.72%	3.43%
Tax equivalent adjustment
Federal funds sold	116	—	—
Investment securities	322,251	0.03	0.03
Loans	379,628	0.03	0.03
Total tax equivalent adjustment	701,995	0.06	0.06
Tax equivalent interest yield	$41,693,003	3.78%	3.49%

Six months ended June 30, 2017

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$28,414,034	3.53%	3.33%
Tax equivalent adjustment
Federal funds sold	36	—	—
Investment securities	500,759	0.06	0.06
Loans	546,552	0.07	0.07
Total tax equivalent adjustment	1,047,347	0.13	0.13
Tax equivalent interest yield	$29,461,381	3.66%	3.46%

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

The forward-looking statements presented herein with respect to, among other things: (a) our objectives, expectations and intentions, including (i) that, going forward, the recent BYBK acquisition will generate increased earnings and increased returns for our stockholders, (ii) anticipated increases in certain non-interest expenses and that net interest income will continue to increase during the remainder of 2018, (iii) the amount of potential problem loans, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) expected losses on and our intentions with respect to our investment securities, (vi) continued earnings on bank owned life insurance, (vii) expanding fee income and generating extensions of core banking services, (viii) hiring and acquisition possibilities, (ix) expected settlement on acquired loans available for sale in the third quarter of 2018, and (x) cash flows we expect to receive on impaired loans we acquired from Bay Bank; (b) sources of and sufficiency of liquidity; (c) the impact of outstanding off-balance sheet commitments; (d) the adequacy of the allowance for loan losses; (e) expected loan, deposit, balance sheet and earnings growth; (f)  expectations with respect to the impact of pending legal proceedings; (g) the anticipated impact of recent accounting pronouncements; (h) continuing to meet regulatory capital requirements; (i) improving earnings per share and stockholder value; and (j) financial and other goals and plans.

Old Line Bancshares bases these statements on our beliefs, assumptions and on information available to us as of the date of this filing, which involves risks and uncertainties. These risks and uncertainties include, among others: our ability to retain key personnel; our ability to successfully implement our growth and expansion strategy; risk of loan losses; that the allowance for loan losses may not be sufficient; that changes in interest rates and monetary policy could adversely affect Old Line Bancshares; that changes in regulatory requirements and/or restrictive banking legislation may adversely affect Old Line Bancshares; that the market value of our investments could negatively impact stockholders’ equity; risks associated with our lending limit; expenses associated with operating as a public company; potential conflicts of interest associated with our interest in Pointer Ridge; deterioration in general economic conditions or a return to recessionary conditions; and changes in competitive, governmental, regulatory, technological and other factors that may affect us specifically or the banking industry generally; and other risks otherwise discussed in this report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. We have no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2018 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at June 30, 2018 and December 31, 2017. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	June 30, 2018
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	928	—	—	—	928
Investment securities	305	3,776	4,774	201,087	209,942
Loans	441,265	109,971	959,506	864,971	2,375,713
Total interest earning assets	442,528	113,747	964,280	1,066,058	2,586,613
Interest Bearing Liabilities:
Interest-bearing transaction deposits	456,691	228,509	—	—	685,200
Savings accounts	76,255	76,255	76,255	—	228,766
Time deposits	68,555	296,568	325,332	—	690,455
Total interest-bearing deposits	601,501	601,333	401,587	—	1,604,421
FHLB advances	275,000	—	—	—	275,000
Other borrowings	39,676	—	—	38,239	77,915
Total interest-bearing liabilities	916,177	601,333	401,587	38,239	1,957,336
Period Gap	$(473,649)	$(487,586)	$562,693	$1,027,819	$629,277
Cumulative Gap	$(473,649)	$(961,235)	$(398,542)	$629,277
Cumulative Gap/Total Assets	(16.15)%	(32.77)%	(13.59)%	21.45%

	Interest Sensitivity Analysis
	December 31, 2017
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	257	—	—	—	257
Investment securities	1,499	3,304	623	212,927	218,353
Loans	291,403	115,769	771,105	521,991	1,700,268
Total interest earning assets	293,189	119,073	771,728	734,918	1,918,908
Interest Bearing Liabilities:
Interest-bearing transaction deposits	355,498	182,605	—	—	538,103
Savings accounts	44,323	44,324	44,324	—	132,971
Time deposits	98,292	183,750	247,984	—	530,026
Total interest-bearing deposits	498,113	410,679	292,308	—	1,201,100
FHLB advances	155,000	—	—	—	155,000
Other borrowings	37,612	—	—	38,107	75,719
Total interest-bearing liabilities	690,725	410,679	292,308	38,107	1,431,819
Period Gap	$(397,536)	$(291,606)	$479,420	$696,811	$487,089
Cumulative Gap	$(397,536)	$(689,142)	$(209,722)	$487,089
Cumulative Gap/Total Assets	(18.88)%	(32.73)%	(9.96)%	23.13%

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of June 30, 2018. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no share repurchases by the Company during the quarter ended June 30, 2018:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

January 1 - March 31, 2018	—	—	339,237	160,763

_______________________

(1)	On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock. As of June 30, 2018, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.1	Second Amendment dated May 7, 2018, to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen originally effective as of January 3, 2006

10.2	First Amendment dated May 7, 2018, to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen originally effective as of June 7, 2010

10.3	First Amendment dated May 7, 2018, to the Salary Continuation Plan Agreement (2012-A Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012
10.4	First Amendment dated May 7, 2018, to the Salary Continuation Plan Agreement (2012-B Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012

10.5	Supplemental Executive Retirement Plan by and between Old Line Bank and James W. Cornelsen dated as of May 7, 2018,

10.6	First Amendment dated May 7, 2018, to the Salary Continuation Plan Agreement (2014) by and between Old Line Bank and Mark A. Semanie dated as of March 27,2014

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: August 9, 2018	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

