Form 10-Q
period 2018-09-30
OLD LINE BANCSHARES INC
filed 2018-11-02
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐     No ☒

As of October 25, 2018, the registrant had 16,989,883 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Cash and due from banks	$45,774,719	$33,562,652
Interest bearing accounts	3,522,685	1,354,870
Federal funds sold	1,008,801	256,589
Total cash and cash equivalents	50,306,205	35,174,111
Investment securities available for sale-at fair value	216,358,059	218,352,558
Loans held for sale, fair value of $9,056,027 and $4,557,722	8,829,777	4,404,294
Loans held for investment (net of allowance for loan losses of $6,980,050 and $5,920,586, respectively)	2,384,579,814	1,696,361,431
Equity securities at cost	13,063,250	8,977,747
Premises and equipment	43,060,727	41,173,810
Accrued interest receivable	8,072,826	5,476,230
Deferred income taxes	11,385,296	7,317,096
Bank owned life insurance	67,490,846	41,612,496
Annuity Plan	6,298,627	5,981,809
Other real estate owned	1,469,166	2,003,998
Goodwill	94,403,635	25,083,675
Core deposit intangible	16,024,950	6,297,970
Other assets	9,675,019	7,396,227
Total assets	$2,931,018,197	$2,105,613,452

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$581,339,177	$451,803,052
Interest bearing	1,660,902,293	1,201,100,317
Total deposits	2,242,241,470	1,652,903,369
Short term borrowings	272,534,890	192,611,971
Long term borrowings	38,304,981	38,106,930
Accrued interest payable	1,643,666	1,471,954
Supplemental executive retirement plan	6,123,518	5,893,255
Income taxes payable	—	2,157,375
Other liabilities	9,989,481	4,741,412
Total liabilities	2,570,838,006	1,897,886,266
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 16,988,883 and 12,508,332 shares issued and outstanding in 2018 and 2017, respectively	169,889	125,083
Additional paid-in capital	293,139,653	148,882,865
Retained earnings	74,167,389	61,054,487
Accumulated other comprehensive loss	(7,296,740)	(2,335,249)
Total stockholders’ equity	360,180,191	207,727,186
Total liabilities and stockholders’ equity	$2,931,018,197	$2,105,613,452

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest Income
Loans, including fees	$29,056,814	$18,022,324	$75,206,303	$49,153,228
U.S. treasury securities	16,325	6,859	42,953	18,772
U.S. government agency securities	89,953	78,713	262,905	194,549
Corporate bonds	221,995	189,274	643,580	428,153
Mortgage backed securities	563,384	548,779	1,690,299	1,657,619
Municipal securities	498,200	455,227	1,498,163	1,301,582
Federal funds sold	3,553	3,797	7,079	5,381
Other	303,100	186,829	895,099	421,623
Total interest income	30,753,324	19,491,802	80,246,381	53,180,907
Interest expense
Deposits	4,098,787	1,926,590	9,551,755	5,174,640
Borrowed funds	1,768,532	1,092,736	4,817,613	3,119,757
Total interest expense	5,867,319	3,019,326	14,369,368	8,294,397
Net interest income	24,886,005	16,472,476	65,877,013	44,886,510
Provision for loan losses	307,870	135,701	1,235,023	855,108
Net interest income after provision for loan losses	24,578,135	16,336,775	64,641,990	44,031,402
Non-interest income
Account service charges	728,550	542,909	2,028,013	1,389,340
Point of sale sponsorship program	711,577	—	1,385,079	—
Gain on sales or calls of investment securities	—	—	—	35,258
Earnings on bank owned life insurance	520,785	297,656	1,274,777	861,112
Gain (loss) on disposal of assets	(1,100)	7,469	13,266	120,063
Loss on write down of stock	(91,498)	—	(152,496)	—
Gain on sale of loans	—	—	—	94,714
Rental income	204,714	188,505	602,208	498,961
Income on marketable loans	411,850	482,641	1,342,201	1,840,218
Other fees and commissions	320,457	632,191	1,295,359	1,162,058
Total non-interest income	2,805,335	2,151,371	7,788,407	6,001,724
Non-interest expense
Salaries and benefits	7,491,736	5,365,890	20,178,521	15,284,057
Occupancy and equipment	2,349,691	1,828,593	6,572,733	5,137,273
Data processing	659,926	443,453	1,971,747	1,161,647
FDIC insurance and State of Maryland assessments	278,109	281,587	786,506	799,700
Merger and integration	2,282,705	3,985,514	9,404,507	3,985,514
Core deposit premium amortization	663,685	272,354	1,516,734	651,613
Loss (gain) on sales of other real estate owned	26,266	4,100	80,738	(13,589)
OREO expense	(99,957)	200,959	113,032	256,170
Directors fees	172,550	148,800	539,750	485,700
Network services	127,226	133,301	302,038	437,140
Telephone	269,070	218,316	725,976	598,618
Other operating	2,441,331	1,757,586	6,539,421	5,318,191
Total non-interest expense	16,662,338	14,640,453	48,731,703	34,102,034

Income before income taxes	10,721,132	3,847,693	23,698,694	15,931,092
Income tax expense	2,456,303	1,684,505	6,642,850	5,824,713
Net income available to common stockholders	8,264,829	2,163,188	17,055,844	10,106,379

Basic earnings per common share	$0.49	$0.18	$1.12	$0.90
Diluted earnings per common share	$0.48	$0.18	$1.10	$0.88
Dividend per common share	$0.10	$0.08	$0.28	$0.24

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

Three Months Ended September 30,	2018	2017
Net income	$8,264,829	$2,163,188

Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of taxes of ($392,117), and $60,922, respectively	(1,032,857)	93,526
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $0 and $0, respectively	—	—
Other comprehensive income (loss)	(1,032,857)	93,526
Comprehensive income	$7,231,972	$2,256,714

Nine Months Ended September 30,	2018	2017
Net income	$17,055,844	$10,106,379

Other comprehensive income:
Unrealized (loss) gain on securities available for sale, net of taxes of ($1,708,971) and $2,386,772, respectively	(4,501,518)	3,664,114
Reclassification adjustment for realized gain on securities available for sale included in net income, gross of taxes of $0 and $13,908, respectively	—	(21,350)
Other comprehensive income (loss)	(4,501,518)	3,642,764
Comprehensive income	12,554,326	13,749,143

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	Stockholders’
	Shares	Par value	capital	earnings	loss	Equity

Balance December 31, 2017	12,508,332	$125,083	$148,882,865	$61,054,487	$(2,335,249)	$207,727,186
Net income attributable to Old Line Bancshares, Inc.	—	—	—	17,055,844	—	17,055,844
Other comprehensive loss, net of income tax of $1,708,971	—	—	—	—	(4,501,518)	(4,501,518)
Reclassification of stranded tax effect resulting from the Tax Cuts and Jobs Act	—	—	—	459,973	(459,973)	—
Acquisition of Bay Bancorp, Inc.	4,408,087	44,081	142,601,614	—	—	142,645,695
Stock based compensation awards	—	—	872,284	—	—	872,284
Stock options exercised	53,021	530	783,085	—	—	783,615
Restricted stock issued	19,443	195	(195)	—	—	—
Common stock cash dividends $0.28 per share	—	—	—	(4,402,915)	—	(4,402,915)
Balance September 30, 2018	16,988,883	$169,889	$293,139,653	$74,167,389	$(7,296,740)	$360,180,191

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$17,055,844	$10,106,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,334,125	1,915,955
Provision for loan losses	1,235,023	855,108
Change in deferred loan fees net of costs	(791,450)	(203,092)
Gain on sales or calls of securities	—	(35,258)
Amortization of premiums and discounts	636,357	729,996
Origination of loans held for sale	(77,092,451)	(71,093,124)
Proceeds from sale of loans held for sale	72,666,968	76,782,499
Loss on write down of stock	152,496	—
Income on marketable loans	(1,342,201)	(1,840,218)
(Gain) loss on sales of other real estate owned	80,738	(13,589)
Gain on the sale of loans	—	(94,714)
Gain on sale of fixed assets	(13,266)	(120,062)
Amortization of intangible assets	1,516,734	651,613
Deferred income taxes	278,439	30,193
Stock based compensation awards	872,284	449,935
Increase (decrease) in
Accrued interest payable	171,712	(448,720)
Income tax payable	(2,157,375)	845,554
Supplemental executive retirement plan	230,263	209,592
Other liabilities	(436,815)	(1,558,077)
Decrease (increase) in
Accrued interest receivable	(882,542)	(83,399)
Bank owned life insurance	(1,059,152)	(717,522)
Annuity plan	(316,818)	—
Income tax receivable	1,134,944	—
Other assets	(86,942)	1,899,050
Net cash provided by operating activities	$14,186,915	$18,268,099
Cash flows from investing activities
Cash and cash equivalents of acquired bank, net of cash consideration	21,617,611	35,566,945
Purchase of investment securities available for sale	(20,483,491)	(39,289,497)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	15,876,726	18,998,110
Available for sale sold	51,650,175	53,802,337
Loans made, net of principal collected	(141,256,263)	(88,297,883)
Purchase of bank owned life insurance	(8,500,000)	—
Proceeds from sale of other real estate owned	1,495,173	1,178,439
Change in equity securities	(1,745,803)	1,025,601
Purchase of premises and equipment	(1,093,079)	(3,075,960)
Proceeds from the sale of premises and equipment	13,266	120,062
Net cash used in investing activities	(82,425,685)	(19,971,846)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	245,116,710	83,108,361
Other deposits	(197,147,516)	(32,221,712)
Short term borrowings	38,822,919	(36,008,301)
Long term borrowings	198,051	198,051
Proceeds from stock options exercised	783,615	378,679
Cash dividends paid-common stock	(4,402,915)	(2,750,298)
Net cash provided by financing activities	83,370,864	12,704,780

Net increase in cash and cash equivalents	15,132,094	11,001,033

Cash and cash equivalents at beginning of period	35,174,111	23,463,171
Cash and cash equivalents at end of period	$50,306,205	$34,464,204

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$14,197,656	$8,695,869
Income taxes	$7,600,000	$5,018,000
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$1,041,079	$422,848

	2018	2017
Fair value of assets and liabilities from acquisition:
Fair value of assets acquired	$720,529,155	$310,974,425
Other intangible assets acquired	11,243,714	15,297,318
Fair value of liabilities assumed	(588,153,791)	(285,421,333)
Total merger consideration	$143,619,078	$40,850,410

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

The foregoing consolidated financial statements for the periods ended September 30, 2018 and 2017 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2017 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2017. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K, except as described in the Recent Accounting Pronouncements section below

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

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

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The ASU does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and non-interest income. The contracts that are within scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, point of sale sponsorship program, wealth advisory services income, other service charges and fees, sales of other real estate owned, insurance commissions and miscellaneous fees. Old Line Bancshares adopted the ASU on January 1, 2018, utilizing the modified retrospective approach. The adoption of this ASU did not have a material impact on our consolidated financial position or consolidated results of operations.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. This ASU will be effective for us in our first quarter of 2019. We are currently evaluating third party software options to assist in implementation of policy and procedures in order to be compliant with ASU 2016-02 Old Line Bancshares is currently assessing the impact that the adoption of this standard will have on its financial condition and results of operations and will closely monitor any new developments or additional guidance to determine the potential impact the new standard will have on our consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (“CECL”) model requiring Old Line Bancshares to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Old Line Bancshares has constituted a committee that has the responsibility to gather loan information and consider acceptable methodologies to comply with this ASU. The committee meets periodically to discuss the latest developments and committee members keep themselves updated on such developments via webcasts, publications, and conferences. We have also evaluated and selected a third party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. We expect to run our current model compared to the CECL model by the end of the second quarter in 2019. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities. Old Line Bancshares’ evaluation indicates that the provisions of ASU 2016-13 will impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

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

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect to implement ASU 2017-04 beginning with our upcoming goodwill testing during the fourth quarter of 2018. Old Line Bancshares does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.

In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We do not expect the adoption of this guidance to have a material impact on Old Line Bancshares’ consolidated financial statements.

In August 2017, FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. This ASU’s objectives are to: (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. Old Line Bancshares currently does not designate any derivative financial instruments as formal hedging relationships, and therefore, does not utilize hedge accounting. However, Old Line Bancshares is currently evaluating this ASU to determine whether its provisions will enhance its ability to employ risk management strategies, while improving the transparency and understanding of those strategies for financial statement users.

In February 2018, FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This ASU allows an entity to elect a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that changed our income tax rate from 35% to 21%. The amount of that reclassification should include the effect of changes of tax rate on the deferred tax amount, any related valuation allowance and other income tax effects on the items in AOCI. The ASU requires an entity to state if an election to reclassify the tax effect to retained earnings is made along with the description of other income tax effects that are reclassified from AOCI. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. Old Line Bancshares adopted ASU 2018-02 in the first quarter of 2018. The change in accounting principal was accounted for as a cumulative effect adjustment to the balance sheet resulting in a reclass of $459,973 from AOCI to retained earnings during the first quarter of 2018.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements.  These amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).  The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met: If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). Old Line Bancshares expects to elect the transition options. ASU 2018-11 is not expected to have a material impact on the company’s consolidated financial statements.

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

Comparative and Pro Forma Financial Information for the BYBK Acquisition

The adjusted results of Old Line Bancshares for the periods ended September 30, 2018 and 2017, as presented below, include the results of the acquired assets and assumed liabilities from the BYBK acquisition since the acquisition date of April 13, 2018; adjusted net income figures shown below exclude merger and integration expenses incurred during the periods presented. Merger-related expenses of $2.3 million and $9.4 million, respectively, are recorded in the consolidated statement of income for the three and nine months ended September 30, 2018, and include costs related to the conversion of systems, termination of contracts, branch closures and severance.

The following table discloses the impact of the merger with BYBK (excluding the impact of the merger-related expenses) for the three and nine months ended September 30, 2018. The table also presents certain pro forma information as if BYBK had been acquired on January 1, 2018. These results combine the historical results of BYBK into our consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place on January 1, 2018.

Old Line Bancshares incurred merger-related expenses of $2.3 million and $9.4 million, respectively, during the three and nine months ended September 30, 2018, which are excluded from the pro forma information below. In addition, no adjustments have been made to the pro formas to eliminate the $300 thousand BYBK provision for loans losses for each of the three and nine months ended September 30, 2018. No adjustments were made to reduce the impact of any other real estate owned (“OREO”) write downs, investment securities sold or repayment of borrowings recognized by BYBK in the three and nine months ended September 30, 2018. Old Line Bancshares expects to continue to record in the fourth quarter of 2018 expenses related to conversion, contract cancellation and personnel in connection with the BYBK merger. Old Line Bancshares also expects to achieve operating costs savings as a result of the BYBK acquisition that are not reflected in the pro forma amounts below.

	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Total revenues (net interest income plus noninterest income)	$27,691,340	$28,218,087	$82,628,420	$75,991,779
Net proforma income available to common stockholders	$9,739,452	$7,245,186	$26,636,060	$17,323,544

3.	INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
September 30, 2018
Available for sale
U.S. treasury	$3,006,397	$—	$(14,834)	$2,991,563
U.S. government agency	18,791,500	—	(780,168)	18,011,332
Corporate bonds	18,117,144	24,548	(31,480)	18,110,212
Municipal securities	79,459,426	6,219	(3,771,161)	75,694,484
Mortgage backed securities:
FHLMC certificates	19,663,844	1,115	(1,083,073)	18,581,886
FNMA certificates	58,902,507	—	(3,311,751)	55,590,756
GNMA certificates	28,484,140	116	(1,106,430)	27,377,826
Total available for sale securities	$226,424,958	$31,998	$(10,098,897)	$216,358,059

December 31, 2017
Available for sale
U.S. treasury	$3,007,728	$—	$(2,337)	$3,005,391
U.S. government agency	18,001,200	—	(267,434)	17,733,766
Corporate bonds	14,621,378	144,574	(107,893)	14,658,059
Municipal securities	80,791,431	126,566	(1,362,709)	79,555,288
Mortgage backed securities
FHLMC certificates	19,907,299	2,516	(455,580)	19,454,235
FNMA certificates	64,476,038	—	(1,530,121)	62,945,917
GNMA certificates	21,403,894	—	(403,992)	20,999,902
Total available for sale securities	$222,208,968	$273,656	$(4,130,066)	$218,352,558

At September 30, 2018 and December 31, 2017, securities with unrealized losses segregated by length of impairment were as follows:

	September 30, 2018
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$2,991,563	$14,834	$—	$—	$2,991,563	$14,834
U.S. government agency	4,207,260	175,329	13,804,072	604,839	18,011,332	780,168
Corporate bonds	8,985,665	31,480	—	—	8,985,665	31,480
Municipal securities	32,490,897	1,168,344	37,832,127	2,602,817	70,323,024	3,771,161
Mortgage backed securities
FHLMC certificates	1,724,767	24,379	16,777,049	1,058,694	18,501,816	1,083,073
FNMA certificates	3,562,727	104,100	52,028,029	3,207,651	55,590,756	3,311,751
GNMA certificates	6,644,013	123,405	17,418,219	983,025	24,062,233	1,106,430
Total	$60,606,892	$1,641,871	$137,859,496	$8,457,026	$198,466,389	$10,098,897

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. treasury	$1,506,328	$1,422	$1,499,063	$915	$3,005,391	$2,337
U.S. government agency	12,266,502	93,043	5,467,264	174,391	17,733,766	267,434
Corporate bonds	9,407,810	107,893	—	—	9,407,810	107,893
Municipal securities	25,548,751	189,668	31,343,394	1,173,041	56,892,145	1,362,709
Mortgage backed securities
FHLMC certificates	—	—	19,314,957	455,580	19,314,957	455,580
FNMA certificates	2,516,080	19,937	60,429,837	1,510,184	62,945,917	1,530,121
GNMA certificates	8,822,021	114,278	12,177,882	289,714	20,999,904	403,992
Total	$60,067,492	$526,241	$130,232,397	$3,603,825	$190,299,890	$4,130,066

At September 30, 2018 and December 31, 2017, we had 135 and 56 investment securities, respectively, in an unrealized loss position for 12 months or more and 73 and 56 securities, respectively, in an unrealized loss position for less than 12 months.  We consider all unrealized losses on securities as of September 30, 2018 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of September 30, 2018, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended September 30, 2018, we received $4.3 million in proceeds from maturities and principal pay-downs on investment securities. The net proceeds of these transactions were used to reduce our Federal Home Loan Bank of Atlanta (“FHLB”) borrowings and fund loan growth. During the three months ended September 30, 2017, we received $45.8 million in proceeds from sales, maturities or calls of, and principal pay-downs on, investment securities and realized no gains or losses. The net proceeds of these transactions were used to pay down our FHLB borrowings and purchase new investment securities. In July 2017 we acquired a $42.3 million investment portfolio as a result of our acquisition of DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”). The securities sold during the three months ended September 30, 2017 included $41.8 million of securities that we acquired in the DCB merger, which we sold immediately after the closing of the merger, resulting in no gain or loss on such sales.

During the nine months ended September 30, 2018, we received $67.5 million in proceeds from sales, maturities or calls of, and principal pay-downs on, investment securities. The securities sold include $51.7 million of securities that we acquired in the BYBK merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales. During the nine months ended September 30, 2017, we received $72.5 million in proceeds from sales, maturities or calls of, and principal pay-downs on, investment securities, and realized gains of $164 thousand and losses of $129 thousand for total realized net gain of $35 thousand. We used the net proceeds of these transactions to re-balance our investment portfolio, which resulted in an overall slightly higher yield on our security investments. The securities sold included $41.8 million of securities that we acquired in the DCB merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales.

Contractual maturities and pledged securities at September 30, 2018 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage-backed securities (“MBS”) based on contractual maturity date. However, we receive payments on a monthly basis.

	Available for Sale
	Amortized	Fair
September 30, 2018	cost	value

Maturing
Within one year	$4,283,142	$4,271,753
Over one to five years	4,282,063	4,254,785
Over five to ten years	59,101,418	57,063,268
Over ten years	158,758,335	150,768,253
Total	$226,424,958	$216,358,059
Pledged securities	$65,861,752	$62,395,938

4.	LOANS

Major classifications of loans held for investment are as follows:

	September 30, 2018			December 31, 2017
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$275,339,040	$152,433,104	$427,772,144	$268,128,087	$87,658,855	$355,786,942
Investment	601,113,264	197,662,549	798,775,813	485,536,921	52,926,739	538,463,660
Hospitality	148,312,837	13,265,447	161,578,284	164,193,228	7,395,186	171,588,414
Land and A&D	91,987,559	24,883,469	116,871,028	67,310,660	9,230,771	76,541,431
Residential Real Estate
First Lien-Investment	90,285,266	50,629,554	140,914,820	79,762,682	21,220,518	100,983,200
First Lien-Owner Occupied	98,966,442	142,135,278	241,101,720	67,237,699	62,524,794	129,762,493
Residential Land and A&D	49,708,005	18,494,088	68,202,093	35,879,853	6,536,160	42,416,013
HELOC and Jr. Liens	20,581,673	43,445,979	64,027,652	21,520,339	16,019,418	37,539,757
Commercial and Industrial	215,729,656	97,412,805	313,142,461	154,244,645	33,100,688	187,345,333
Consumer	17,671,242	38,697,723	56,368,965	10,758,589	49,082,751	59,841,340
Total loans	1,609,694,984	779,059,996	2,388,754,980	1,354,572,703	345,695,880	1,700,268,583
Allowance for loan losses	(6,698,812)	(281,238)	(6,980,050)	(5,738,534)	(182,052)	(5,920,586)
Deferred loan costs, net	2,804,884	—	2,804,884	2,013,434	—	2,013,434
Net loans	$1,605,801,056	$778,778,758	$2,384,579,814	$1,350,847,603	$345,513,828	$1,696,361,431

_______________________

(1)	As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), in December 2015, DCB in July 2017, and BYBK, the parent company of Bay Bank, in April 2018, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $1.5 billion and $1.1 billion at September 30, 2018 and December 31, 2017, respectively. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At September 30, 2018, we had approximately $161.6 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $514.2 million and $310.7 million at September 30, 2018 and December 31, 2017, respectively. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of at least 640 is required. We do not originate any subprime residential real estate loans.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single-family residential loans varies from $453,100 up to a maximum of $679,650 for certain high-cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $679,650. The Washington, D.C. and Baltimore areas are both considered high-cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans we originate for sale in the secondary market, we typically require a credit score of 620 or higher, with some exceptions provided we receive an approval recommendation from FannieMae, FreddieMac or the Federal Housing Administration’s automated underwriting approval system.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held for sale.  The premium is recorded in income on marketable loans in non-interest income, net of commissions paid to the loan officers.

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

The table below presents an age analysis of the loans held for investment portfolio at September 30, 2018 and December 31, 2017.

Age Analysis of Past Due Loans

	September 30, 2018			December 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,600,670,724	$766,584,894	$2,367,255,618	$1,352,406,852	$338,913,557	$1,691,320,409
Accruing past due loans:
30-89 days past due
Commercial Real Estate:
Owner Occupied	2,689,179	—	2,689,179	—	—	—
Investment	438,456	1,819,810	2,258,266	1,089,022	843,706	1,932,728
Hospitality	—	4,915	4,915	—	—	—
Land and A&D	1,015,998	—	1,015,998	254,925	158,899	413,824
Residential Real Estate:
First Lien-Investment	180,764	718,673	899,437	270,822	506,600	777,422
First Lien-Owner Occupied	93,817	2,705,941	2,799,758	229	2,457,299	2,457,528
Land and A&D	1,032,599	170,000	1,202,599	—	—	—
HELOC and Jr. Liens	325,914	1,026,737	1,352,651	—	130,556	130,556
Commercial and Industrial	290,290	295,841	586,131	51,088	261,081	312,169
Consumer	284,843	1,378,380	1,663,223	26,134	1,017,195	1,043,329
Total 30-89 days past due	6,351,860	8,120,297	14,472,157	1,692,220	5,375,336	7,067,556
90 or more days past due
Commercial Real Estate:
Owner Occupied	1,042,909	179,718	1,222,627	—	—	—
Investment	291,278	—	291,278	—	—	—
Residential Real Estate:
First Lien-Owner Occupied	—	143,625	143,625	—	37,560	37,560
Land and A&D	417,110	—	417,110
HELOC and Jr. Liens	—	308,796	308,796	—	—	—
Commercial	29,134	—	29,134	—	—	—
Consumer	4,476	101,079	105,555	—	78,407	78,407
Total 90 or more days past due	1,784,907	733,218	2,518,125	—	115,967	115,967
Total accruing past due loans	8,136,767	8,853,515	16,990,282	1,692,220	5,491,303	7,183,523

Commercial Real Estate:
Owner Occupied	—	412,785	412,785	—	228,555	228,555
Investment	—	179,091	179,091	—	—	—
Land and A&D	—	151,780	151,780	—	190,193	190,193
Residential Real Estate:
First Lien-Investment	192,501	219,681	412,182	192,501	—	192,501
First Lien-Owner Occupied	266,811	1,734,910	2,001,721	281,130	872,272	1,153,402
HELOC and Jr. Liens	—	126,240	126,240	—	—	—
Land and A&D	277,704	594,505	872,209	—	—	—
Commercial and Industrial	150,477	150,924	301,401	—	—	—
Consumer	—	51,671	51,671	—	—	—
Non-accruing loans:	887,493	3,621,587	4,509,080	473,631	1,291,020	1,764,651
Total Loans	$1,609,694,984	$779,059,996	$2,388,754,980	$1,354,572,703	$345,695,880	$1,700,268,583

We consider all nonperforming loans and troubled debt restructurings (“TDRs”) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended September 30, 2018 and December 31, 2017.

	Impaired Loans
				Three months September 30, 2018		Nine months September 30, 2018
	Unpaid			Average	Interest	Average	Interest
	Principal	Recorded	Related	Recorded	Income	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,752,561	$1,752,561	$—	$1,758,968	$13,509	1,773,719	$55,910
Investment	1,701,018	1,701,018	—	1,708,471	18,586	1,723,700	69,746
Residential Real Estate:
First Lien-Investment	—	—	—	—	—	—	—
First Lien-Owner Occupied	216,720	216,720	—	229,349	743	230,150	7,192
Land and A&D	277,704	277,704	—	277,704	—	277,704	—
Commercial and Industrial	509,772	509,772	—	515,840	2,201	526,281	13,287
With an allowance recorded:
Commercial Real Estate:
Investment	—	—	—	—	—	—	—
Residential Real Estate:
First Lien-Investment	192,501	192,501	39,420	192,501	—	192,501	—
First Lien-Owner Occupied	50,091	50,091	37,075	55,510	290	56,322	1,424
Commercial and Industrial	93,892	93,892	93,892	94,163	812	94,932	3,622
Total legacy impaired	4,794,259	4,794,259	170,387	4,832,506	36,141	4,875,309	151,181
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	516,170	465,723	—	590,642	—	591,057	3,281
Investment	221,197	200,954	—	627,792	10,855	628,745	25,790
Land and A&D	243,329	106,780	—	349,809	—	349,809	—
Residential Real Estate:
First Lien-Owner Occupied	2,028,054	1,915,795	—	2,030,925	4,321	2,035,333	26,246
First Lien-Investment	224,868	224,868	—	238,294	—	238,294	4,664
Land and A&D	654,644	451,627	—	767,290	—	767,315	1,518
HELOC and Jr. Liens	128,063	128,063	—	128,063	—	128,063	964
Commercial	1,031,496	167,560	—	1,303,135	15,576	1,303,808	23,427
Consumer	52,730	52,730	—	85,421	—	92,987	1,438
With an allowance recorded:
Commercial Real Estate:
Land and A&D	328,851	45,000	45,000	328,851	—	329,705	—
Residential Real Estate:
First Lien-Owner Occupied	253,437	253,437	88,723	276,861	—	275,590	—
Land and A&D	154,297	154,297	96,391	161,153	—	159,370	—
Commercial and Industrial	68,888	68,888	24,517	69,324	589	70,367	2,683
Consumer	27,009	27,009	26,607	27,456	291	27,720	533
Total acquired impaired	5,933,033	4,262,731	281,238	6,985,016	31,632	6,998,163	90,544
Total impaired	$10,727,292	$9,056,990	$451,625	$11,817,522	$67,773	11,873,472	$241,725

_______________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Impaired Loans
Twelve months ended December 31, 2017
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,797,030	$1,797,030	$—	$1,913,873	$70,623
Investment	1,155,595	1,155,595	—	1,183,738	51,806
Residential Real Estate:
First Lien-Owner Occupied	226,554	226,554	—	233,618	10,536
Commercial and Industrial	387,208	387,208	—	379,983	30,245
With an allowance recorded:
Commercial Real Estate:
Investment	592,432	592,432	69,903	601,959	30,576
Residential Real Estate:
First Lien-Owner Occupied	54,576	54,576	37,075	217,673	—
First Lien-Investment	192,501	192,501	39,420	192,501	—
Commercial and Industrial	96,212	96,212	96,212	97,923	4,960
Total legacy impaired	4,502,108	4,502,108	242,610	4,821,268	198,746
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	253,865	253,865	—	252,988	2,155
Land and A&D	334,271	45,000	—	334,271	—
Residential Real Estate:
First Lien-Owner Occupied	1,382,055	1,269,796	—	1,390,037	31,601
First Lien-Investment	131,294	74,066	—	132,812	4,378
With an allowance recorded:
Commercial Real Estate:
Land and A&D	148,196	148,196	80,072	155,621	2,498
Residential Real Estate:
First Lien-Owner Occupied	250,194	250,194	77,464	273,596	23,424
Commercial and Industrial	72,125	72,125	24,517	74,279	3,775
Total acquired impaired	2,572,000	2,113,242	182,053	2,613,604	67,831
Total impaired	$7,074,108	$6,615,350	$424,663	$7,434,872	$266,577

_______________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at September 30, 2018 consisted of seven loans for an aggregate of $2.4 million compared to seven loans for an aggregate of $2.7 million at December 31, 2017.

We had no loan modifications reported as TDRs during the three months ended September 30, 2018 or 2017. The following table includes the recorded investment in and number of modifications reported as TDRs during the nine months ended September 30, 2018 and 2017. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification. TDR’s consisted on one consumer loan of which we extended the original maturity date from 75 months to 117 months. We had no loans that were modified as a TDR that defaulted during the three or nine month periods ended September 30, 2018 or 2017.

	Loans Modified as a TDR for the nine months ended
	September 30, 2018			September 30, 2017
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Commercial Real Estate	—	—	—	1	1,596,740	1,572,976
Commercial and Industrial	—	—	—	1	414,324	399,351
Consumer	1	28,009	27,009	—	—	—
Total legacy TDR's	1	$28,009	$27,009	2	$2,011,064	$1,972,327

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the nine months ended September 30, 2018 and 2017, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	September 30, 2018	September 30, 2017
Balance at beginning of period	$115,066	$(22,980)
Additions due to BYBK acquisition	50,984	—
Additions due to DCB acquisition	—	99,981
Accretion of fair value discounts	(873,308)	(83,099)
Reclassification (to)/from non-accretable discount	847,153	(15,428)
Balance at end of period	$139,895	$(21,526)

	Contractually
	Required Payments
	Receivable	Carrying Amount
At September 30, 2018	$17,975,448	$14,109,972
At December 31, 2017	8,277,731	6,617,774
At September 30, 2017	8,301,260	6,611,444
At December 31, 2016	9,597,703	7,558,415

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

We re-classified $21.7 million (net of fair value marks) of our acquired loans to available for sale. These loans consisted primarily of purchase credit impaired loans that we were working to market with brokers. Settlement occurred on these loans during the third quarter of 2018, resulting in no gain or loss on the sale.

The following table outlines the contractually required payments receivable, cash flows we expect to receive, non-accretable credit adjustment and the accretable yield for all of Bay Bank’s impaired loans as of the acquisition date, April 13, 2018.

Purchased
Credit
Impaired
(in millions)
Contractually required principal at acquisition	$14,766
Contractual cash flows not expected to be collected (non-accretable difference)	(3,201)
Expected cash flows at acquisition-Total	11,565

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

The following tables outline the class of loans by risk rating at September 30, 2018 and December 31, 2017:

At September 30, 2018	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$269,706,878	$147,139,598	$416,846,476
Investment	598,321,509	195,074,793	793,396,302
Hospitality	148,312,837	13,260,532	161,573,369
Land and A&D	89,964,201	24,431,791	114,395,992
Residential Real Estate:
First Lien-Investment	89,462,345	47,521,236	136,983,581
First Lien-Owner Occupied	98,636,095	137,076,969	235,713,064
Land and A&D	47,318,505	17,796,181	65,114,686
HELOC and Jr. Liens	20,581,673	43,265,816	63,847,489
Commercial and Industrial	213,311,801	94,484,613	307,796,414
Consumer	17,671,242	38,541,584	56,212,826
Total pass	1,593,287,086	758,593,113	2,351,880,199
Special Mention(6)
Commercial Real Estate:
Owner Occupied	424,315	3,074,210	3,498,525
Investment	1,090,737	1,304,518	2,395,255
Hospitality	—	4,915	4,915
Land and A&D	2,023,358	299,898	2,323,256
Residential Real Estate:
First Lien-Investment	292,445	1,738,070	2,030,515
First Lien-Owner Occupied	63,536	1,576,527	1,640,063
Land and A&D	2,111,796	103,402	2,215,198
HELOC and Jr. Liens	—	—	—
Commercial and Industrial	588,904	97,737	686,641
Consumer	—	70,382	70,382
Total special mention	6,595,091	8,269,659	14,864,750
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,207,847	2,219,296	7,427,143
Investment	1,701,018	1,283,238	2,984,256
Hospitality	—	—	—
Land and A&D	—	151,780	151,780
Residential Real Estate:
First Lien-Investment	530,476	1,370,248	1,900,724
First Lien-Owner Occupied	266,811	3,481,782	3,748,593
Land and A&D	277,704	594,505	872,209
HELOC and Jr. Liens	—	180,163	180,163
Commercial and Industrial	1,828,951	2,830,455	4,659,406
Consumer	—	85,757	85,757
Total substandard	9,812,807	12,197,224	22,010,031
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,609,694,984	$779,059,996	$2,388,754,980

At December 31, 2017	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$262,377,665	$83,069,390	$345,447,055
Investment	483,404,883	51,064,247	534,469,130
Hospitality	164,193,228	7,395,186	171,588,414
Land and A&D	65,184,837	9,065,405	74,250,242
Residential Real Estate:
First Lien-Investment	78,814,931	19,846,749	98,661,680
First Lien-Owner Occupied	66,888,943	57,895,058	124,784,001
Land and A&D	33,712,187	5,727,719	39,439,906
HELOC and Jr. Liens	21,520,339	16,019,418	37,539,757
Commercial and Industrial	150,881,948	32,738,715	183,620,663
Consumer	10,758,589	49,017,427	59,776,016
Total pass	1,337,737,550	331,839,314	1,669,576,864
Special Mention(6)
Commercial Real Estate:
Owner Occupied	435,751	2,816,057	3,251,808
Investment	384,011	1,037,254	1,421,265
Hospitality	—	—	—
Land and A&D	2,125,823	120,366	2,246,189
Residential Real Estate:
First Lien-Investment	300,824	1,034,942	1,335,766
First Lien-Owner Occupied	67,626	1,848,385	1,916,011
Land and A&D	2,167,666	663,248	2,830,914
Commercial and Industrial	1,519,394	59,902	1,579,296
Consumer	—	65,324	65,324
Total special mention	7,001,095	7,645,478	14,646,573
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,314,671	1,773,408	7,088,079
Investment	1,748,027	825,238	2,573,265
Hospitality	—	—	—
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	646,927	338,827	985,754
First Lien-Owner Occupied	281,130	2,781,351	3,062,481
Land and A&D	—	145,193	145,193
Commercial and Industrial	1,843,303	302,071	2,145,374
Consumer	—	—	—
Total substandard	9,834,058	6,211,088	16,045,146
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,354,572,703	$345,695,880	$1,700,268,583

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine month periods ended September 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Commercial	Residential
Three Months Ended September 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,680,448	$4,196,752	$749,630	$77,747	$6,704,577
Provision for loan losses	(141,751)	303,547	34,609	111,465	307,870
Recoveries	65,819	417	3,119	5,127	74,482
Total	1,604,516	4,500,716	787,358	194,339	7,086,929
Loans charged off	—	—	—	(106,879)	(106,879)
Ending Balance	$1,604,516	$4,500,716	$787,358	$87,460	$6,980,050

	Commercial	Commercial	Residential
Nine Months Ended September 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	273,017	716,147	(70,403)	316,262	1,235,023
Recoveries	69,469	834	15,230	11,980	97,513
Total	1,604,516	4,500,716	789,182	358,708	7,253,122
Loans charged off	—	—	(1,824)	(271,248)	(273,072)
Ending Balance	$1,604,516	$4,500,716	$787,358	$87,460	$6,980,050
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$93,892	$—	$76,495	$—	$170,387
Other loans not individually evaluated	1,441,108	4,500,716	525,749	60,852	6,528,425
Acquired Loans:
Individually evaluated for impairment	69,516	—	185,114	26,608	281,238
Ending balance	$1,604,516	$4,500,716	$787,358	$87,460	$6,980,050

		Commercial	Residential
Three Months Ended September 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,318,247	$3,789,423	$793,795	$10,377	$5,911,842
Provision for loan losses	81,378	113,694	(97,691)	38,320	135,701
Recoveries	786	417	—	6,280	7,483
Total	1,400,411	3,903,534	696,104	54,977	6,055,026
Loans charged off	(202,528)	—	—	(36,311)	(238,839)
Ending Balance	$1,197,883	$3,903,534	$696,104	$18,666	$5,816,187

		Commercial	Residential
Nine Months Ended September 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	596,350	352,054	(126,048)	32,752	855,108
Recoveries	2,350	1,250	900	31,811	36,311
Total	1,970,935	4,343,456	698,372	74,125	7,086,888
Loans charged off	(773,052)	(439,922)	(2,268)	(55,459)	(1,270,701)
Ending Balance	$1,197,883	$3,903,534	$696,104	$18,666	$5,816,187
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,712	$69,903	$35,647	$—	$202,262
Other loans not individually evaluated	1,076,654	3,753,559	582,994	18,666	5,431,873
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	—	182,052
Ending balance	$1,197,883	$3,903,534	$696,104	$18,666	$5,816,187

Our recorded investment in loans at September 30, 2018 and 2017 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

	Commercial	Commercial	Residential
September 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$93,892	$—	$242,592	$—	$336,484
Individually evaluated for impairment without specific reserve	509,772	3,453,579	494,423	—	4,457,774
Other loans not individually evaluated	215,125,991	1,113,299,121	258,804,372	17,671,242	1,604,900,726
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	68,888	45,000	407,735	27,009	548,632
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	167,560	773,457	2,720,353	52,730	3,714,100
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	559,248	7,872,328	5,664,394	14,000	14,109,970
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	96,617,110	379,553,784	245,912,416	38,603,984	760,687,294
Ending balance	$313,142,461	$1,504,997,269	$514,246,285	$56,368,965	$2,388,754,980

		Commercial	Residential
September 30, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$96,712	$597,053	$411,383	$—	$1,105,148
Individually evaluated for impairment without specific reserve	399,351	2,981,975	274,701	—	3,656,027
Other loans not individually evaluated	143,238,162	941,537,848	207,916,920	7,076,344	1,299,769,274
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	73,167	149,226	250,194	—	472,587
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	298,279	1,192,153	—	1,490,432
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	3,492,464	3,156,119	14,000	6,662,583
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	39,101,483	157,924,243	106,619,402	53,712,972	357,358,100
Ending balance	$182,908,875	$1,106,981,088	$319,820,872	$60,803,316	$1,670,514,151

5.	OTHER REAL ESTATE OWNED

At September 30, 2018 and December 31, 2017, the fair value of other real estate owned was $1.5 million and $2.0 million, respectively. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal and BYBK, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired); we did not acquire any OREO properties in the DCB acquisition. We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during the period.

Nine months ended September 30, 2018	Legacy	Acquired	Total
Beginning balance	$425,000	$1,578,998	$2,003,998
Acquisition of Bay Bancorp, Inc.	—	1,041,079	1,041,079
Sales/deposits on sales	(425,000)	(1,070,173)	(1,495,173)
Net realized gain/(loss)	—	(80,738)	(80,738)
Total end of period	$—	$1,469,166	$1,469,166

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as OREO or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable. At September 30, 2018, residential foreclosures classified as OREO totaled $686 thousand. We had three loans for an aggregate of $597 thousand secured by residential real estate in process of foreclosure at September 30, 2018 compared to one loan for $277 thousand at December 31, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average number of shares	16,988,883	11,969,536	15,277,219	11,286,215
Dilutive average number of shares	17,187,837	12,172,868	15,485,452	11,496,659

7.	STOCK-BASED COMPENSATION

For the three months ended September 30, 2018 and 2017, we recorded stock-based compensation expense of $302,974 and $187,904, respectively.  For the nine months ended September 30, 2018 and 2017, we recorded stock-based compensation expense of $872,284 and $449,935, respectively. At September 30, 2018, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next 2.0 years. As of September 30, 2018, there were 212,005 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 53,021 options during the nine month period ended September 30, 2018 compared to 14,300 options exercised during the nine month period ended September 30, 2017.

For purposes of determining estimated fair value of stock options, we have computed the estimated fair value of all stock-based compensation using the Black-Scholes option pricing model and, for stock options granted prior to December 31 2017, we have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2017.  Restricted stock awards are valued at the current stock price on the date of the award. During the nine months ended September 30, 2018, there were 50,000 stock options granted compared to no stock options granted during the nine months ended September 30, 2017.  The weighted average grant date fair value of the 2018 stock options is $8.90 and was computed using the Black-Scholes option pricing model under similar assumptions.

During the nine months ended September 30, 2018 and 2017, we granted 19,443 and 40,713 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards was $32.00 at September 30, 2018.  At September 30, 2018, there was $3.6 million of total unrecognized compensation cost related to restricted stock awards that we expect to realize over the next 2.5 years. There were no restricted shares forfeited during the nine month periods ended September 30, 2018 or 2017.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. There were no transfers between levels during the three and nine months ended September 30, 2018 or the year ended December 31, 2017.

At September 30, 2018, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, and mortgage-backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At September 30, 2018 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$2,992	$2,992	$—	$—	$—
U.S. government agency	18,011	—	18,011	—	—
Corporate bonds	18,110	—	—	18,110	—
Municipal securities	75,694	—	75,694	—	—
FHLMC MBS	18,582	—	18,582	—	—
FNMA MBS	55,591	—	55,591	—	—
GNMA MBS	27,378	—	27,378	—	—
Total recurring assets at fair value	$216,358	$2,992	$195,256	$18,110	$—

	At December 31, 2017 (In thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,005	$3,005	$—	$—	$—
U.S. government agency	17,734	—	17,734	—	—
Corporate bonds	14,658	—	—	14,658	—
Municipal securities	79,555	—	79,555	—	—
FHLMC MBS	19,455	—	19,455	—	—
FNMA MBS	62,946	—	62,946	—	—
GNMA MBS	21,000	—	21,000	—	—
Total recurring assets at fair value	$218,353	$3,005	$200,690	$14,658	$—

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

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance Sheet using inputs classified as level 3 in the fair value for the period indicated:

(in thousands)	Level 3
Investment available-for-sale
Balance as of January 1, 2018	$14,658
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	(48)
Purchases, issuances, sales and settlements	3,500
Transfers into or out of level 3	—
Balance at September 30, 2018	$18,110

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017 are included in the tables below.

We also measure certain non-financial assets such as OREO, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At September 30, 2018 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,624	—	—	$4,624
Acquired:	3,981	—	—	3,981
Total Impaired Loans	8,605	—	—	8,605

Other real estate owned:
Legacy:	$—	—	—	$—
Acquired:	1,469	—	—	1,469
Total other real estate owned:	1,469	—	—	1,469
Total	$10,074	$—	$—	$10,074

	At December 31, 2017 (In thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$4,260	—	—	$4,260
Acquired:	1,931	—	—	1,931
Total Impaired Loans	6,191	—	—	6,191

Other real estate owned:
Legacy:	$425	—	—	$425
Acquired:	1,579	—	—	1,579
Total other real estate owned:	2,004	—	—	2,004
Total	$8,195	$—	$—	$8,195

As of September 30, 2018 and December 31, 2017, we estimated the fair value of impaired assets using Level 3 inputs to be $10.1 million and $8.2 million, respectively. We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell. Discounts have predominantly been in the range of 0% to 50%. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal and BYBK, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired).

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Old Line Bancshares’ financial instruments not recorded at fair value on a recurring or non-recurring basis as of September 30, 2018 and December 31, 2017.  For short term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  For net loans receivable, an exit price notion is used consistent with ASC Topic 820-Fair Value Measurement. Prior to adoption, loans were calculated using an entry price notion. For financial liabilities such as noninterest-bearing demand, interest bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	September 30, 2018 (in thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$50,306	$50,306	$50,306	$—	$—
Loans receivable, net	2,384,580	2,331,418	—	—	2,331,418
Loans held for sale	8,830	8,830	—	8,830	—
Investment securities available for sale	216,358	216,358	2,992	195,256	18,110
Equity Securities at cost	13,063	13,063	—	13,063	—
Bank Owned Life Insurance	67,491	67,491	—	67,491	—
Accrued interest receivable	8,073	8,073	—	1,310	6,763
Liabilities:
Deposits:
Non-interest-bearing	581,339	581,339	—	581,339	—
Interest bearing	1,660,902	1,668,053	—	1,668,053	—
Short term borrowings	272,535	272,535	—	272,535	—
Long term borrowings	38,305	38,305	—	38,305	—
Accrued Interest payable	1,644	1,644	—	1,644	—

	December 31, 2017 (in thousands)
			Quoted Prices	Significant	Significant
		Total	in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
	Amount	Fair	Identical Assets	Inputs	Inputs
	(000’s)	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$35,174	$35,174	$35,174	$—	$—
Loans receivable, net	1,696,361	1,692,018	—	—	1,692,018
Loans held for sale	4,404	4,558	—	4,558	—
Investment securities available for sale	218,353	218,353	3,005	200,690	14,658
Equity Securities at cost	8,978	8,978	—	8,978	—
Bank Owned Life Insurance	41,612	41,612	—	41,612	—
Accrued interest receivable	5,476	5,476	—	1,215	4,261
Liabilities:
Deposits:
Non-interest-bearing	451,803	451,803	—	451,803	—
Interest bearing	1,201,100	1,205,936	—	1,205,936	—
Short term borrowings	192,612	192,612	—	192,612	—
Long term borrowings	38,107	38,107	—	38,107	—
Accrued Interest payable	1,472	1,472	—	1,472	—

9.	SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. At September 30, 2018, we had $235.0 million outstanding in short term FHLB borrowings, compared to $155.0 million at December 31, 2017. At September 30, 2018 and December 31, 2017, we had no unsecured promissory notes and $37.5 million and $37.6 million, respectively, in secured promissory notes.

Securities Sold Under Agreements to Repurchase

To support the $37.5 million in repurchase agreements at September 30, 2018, we have provided collateral in the form of investment securities. At September 30, 2018 we have pledged $62.4 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $37.5 million mature daily and will remain fully collateralized until the account has been closed or terminated.

10.	LONG TERM BORROWINGS

Long term borrowings consist of $35 million in aggregate principal amount of Old Line Bancshares 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee. The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future. The Notes are subordinated in right of payment of all senior indebtedness. The fair value of the Notes is $34.2 million.

Also included in long term borrowings are trust preferred subordinated debentures totaling $4.1 million (net of $2.6 million fair value adjustment) at September 30, 2018 acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) maturing on December 14, 2035.

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

In this report, references to the “Company,” “we,” “us,” and “ours” refer to Old Line Bancshares, Inc. and its subsidiaries, collectively, unless the context otherwise requires, and references to the “Bank” refer to Old Line Bank.

Overview

Old Line Bancshares was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A (“MB&T”), on May 10, 2013, we acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”), on December 4, 2015, we acquired Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), on July 28, 2017, we acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”), and on April 13, 2018, we acquired Bay Bancorp, Inc. (“BYBK”), the parent company of Bay Bank, FSB. This acquisition brought our assets to approximately $2.8 billion and we now operate 37 full service branches serving 11 Maryland counties and Baltimore City.

Summary of Recent Performance and Other Activities

Net income available to common stockholders increased $6.1 million, or 282.07%, to $8.3 million for the three months ended September 30, 2018, compared to $2.2 million for the three month period ended September 30, 2017. Earnings were $0.49 per basic and $0.48 per diluted common share for the three months ended September 30, 2018, compared to $0.18 per basic and diluted common share for the three months ended September 30, 2017. The increase in net income for the third quarter of 2018 as compared to the same 2017 period is primarily the result of an increase of $8.4 million in net interest income and $654 thousand in non-interest income, partially offset by a $2.0 million increase in non-interest expense. Net income included $2.3 million ($1.5 million net of taxes) of merger-related expenses (or $0.09 per basic and diluted common share) in connection with the Company’s acquisition of BYBK.

Net income available to common stockholders was $17.1 million for the nine months ended September 30, 2018, compared to $10.1 million for the same period last year, an increase of $6.9 million, or 68.76%. Earnings were $1.12 per basic and $1.10 per diluted common share for the nine months ended September 30, 2018, compared to $0.90 per basic and $0.88 per diluted common share for the same period last year. The increase in net income is primarily the result of increases of $21.0 million, or 46.76%, in net interest income and $1.8 million in non-interest income, partially offset by a $14.6 million increase in non-interest expenses. Included in net income for the 2018 period was $9.4 million ($7.6 million net of taxes, or $0.50 per basic and common share) of merger-related expenses associated with the acquisition of BYBK.

The following highlights contain additional financial data and events that have occurred during the three and nine month periods ended September 30, 2018:

•	Net loans held for investment increased $36.8 million and $688.2 million, respectively, during the three and nine month periods ended September 30, 2018, to $2.4 billion at September 30, 2018 from $1.7 billion at December 31, 2017 and $2.3 billion at June 30, 2018.

•	Average gross loans increased $796.6 million, or 49.78%, and $653.9 million, or 44.33%, respectively, during the three and nine month periods ended September 30, 2018, to $2.4 billion and $2.1 billion, respectively, from $1.6 billion and $1.5 billion, respectively, during the three and nine month periods ended September 30, 2017.

•	The net interest margin during the three months ended September 30, 2018 was 3.81% compared to 3.71% for the same period in 2017. Total yield on interest earning assets increased to 4.69% for the three months ended September 30, 2018, compared to 4.37% for the same period last year.

•	The net interest margin during the nine months ended September 30, 2018 was 3.79% compared to 3.68% for the same period in 2017. The average yield on total interest earning increased to 4.60% for the nine months ended September 30, 2018, compared to 4.34% for the same period last year.

•	The third quarter return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.12% and 8.89%, respectively, compared to ROAA and ROAE of 0.43% and 4.26%, respectively, for the third quarter of 2017. Excluding the merger-related expenses (non-GAAP), ROAA and ROAE would have been 1.32% and 10.47%, respectively, for the third quarter of 2018 and 1.01% and 9.68%, respectively, for the nine months ended September 30, 2017.

•	ROAA and ROAE were 0.87% and 7.31%, respectively, for the nine months ended September 30, 2018, compared to ROAA and ROAE of 0.73% and 7.52%, respectively, for the nine months ended September 30, 2017. Excluding the merger-related expenses (non-GAAP), ROAA and ROAE would have been 1.26% and 10.59%, respectively, for the nine months ended September 30, 2018 and 0.94% and 9.68% for the nine months ended September 30, 2017.

•	The adjusted (non-GAAP) efficiency ratio was 51.93% and 53.39%, respectively, for the three and nine months ended September 30, 2018 compared to 57.21% and 59.18%, respectively, for the same periods of 2017.

•	Total assets increased $825.4 million, or 39.20%, since December 31, 2017, primarily due to increases of $688.2 million in loans held for investment, $69.3 million in goodwill, $15.1 million in cash and cash equivalents, and $25.9 million in bank owned life insurance.

•	Total deposits grew by $589.3 million, or 35.65%, since December 31, 2017.

•	We ended the third quarter of 2018 with a book value of $21.20 per common share and a tangible book value of $14.70 per common share compared to $16.61 and $14.10, respectively, at December 31, 2017.

•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three and nine month periods ended September 30, 2018 compared to same periods in 2017 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended September 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change

Net income available to common stockholders	$8,265	$2,163	$6,102	282.11%
Interest income	30,753	19,492	11,261	57.77
Interest expense	5,867	3,019	2,848	94.34
Net interest income before provision for loan losses	24,886	16,472	8,414	51.08
Provision for loan losses	308	136	172	126.47
Non-interest income	2,805	2,151	654	30.40
Non-interest expense	16,662	14,640	2,022	13.81
Average total loans	2,397,054	1,600,429	796,625	49.78
Average interest earning assets	2,628,566	1,820,594	807,972	44.38
Average total interest bearing deposits	1,658,060	1,142,438	515,622	45.13
Average non-interest bearing deposits	601,559	430,326	171,233	39.79
Net interest margin	3.81%	3.71%		2.70
Return on average assets	1.12%	0.43%		160.47
Return on average equity	8.89%	4.26%		108.69
Basic earnings per common share	$0.49	$0.18	$0.31	172.22
Diluted earnings per common share	0.48	0.18	0.30	166.67

	Nine months ended September 30,
	(Dollars in thousands)
	2018	2017	$ Change	% Change

Net income available to common stockholders	$17,056	$10,106	$6,950	68.77%
Interest income	80,246	53,181	27,065	50.89
Interest expense	14,369	8,294	6,075	73.25
Net interest income before provision for loan losses	65,877	44,887	20,990	46.76
Provision for loan losses	1,235	855	380	44.44
Non-interest income	7,788	6,002	1,786	29.76
Non-interest expense	48,732	34,102	14,630	42.90
Average total loans	2,128,896	1,475,004	653,892	44.33
Average interest earning assets	2,360,680	1,688,473	672,207	39.81
Average total interest bearing deposits	1,462,088	1,047,891	414,197	39.53
Average non-interest bearing deposits	558,923	375,237	183,686	48.95
Net interest margin	3.79%	3.68%		2.99
Return on average assets	0.87%	0.73%		19.18
Return on average equity	7.31%	7.52%		(2.79)
Basic earnings per common share	$1.12	$0.90	$0.22	24.44
Diluted earnings per common share	1.10	0.88	0.22	25.00

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

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire such as we have done with Maryland Bankcorp, WSB Holdings, Regal, DCB and BYBK. We believe that, going forward, the BYBK acquisition will continue to generate increased earnings and increased returns for our stockholders, including the former stockholders of BYBK.

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

Although the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has been slowly increasing the federal funds rate since December 2015, interest rates are still at historically low levels, and if the economy remains stable, we believe that we can continue to grow total loans during the remainder of 2018 and during 2019 even with the additional expected incremental increases in the federal funds rate, which will increase market interest rates, and that we can continue to grow total deposits during the remainder of 2018 and during 2019 even with interest rates that are, and are expected to remain during the remainder of 2018 and during 2019, low by historical levels. As a result of this expected growth, we expect that net interest income will continue to increase during the remainder of 2018 and during 2019, although there can be no guarantee that this will be the case.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2017, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans. There have been no material changes in our critical accounting policies during the three months ended September 30, 2018.

Results of Operations for the Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017.

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

Net interest income before the provision for loan losses for the three months ended September 30, 2018 increased $8.4 million, or 51.08%, to $24.9 million from $16.5 million for the same period in 2017. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting from an increase in the average balance of and, to a lesser extent, the average yield on, our loans, partially offset by an increase in interest expense resulting from increases in the average rate on and, to a lesser extent, the average balance of, our interest bearing liabilities, all as discussed further below. We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $11.3 million, or 57.78%, to $30.8 million during the three months ended September 30, 2018 compared to $19.5 million during the three months ended September 30, 2017, almost entirely as a result of a $11.0 million increase in interest and fees on loans. The increase in interest and fees on loans is primarily the result of a $796.6 million increase in the average balance of our loans, driven primarily by an increase in the average balance of our mortgage loans, for the three months ended September 30, 2018 compared to the same period last year, as a result of both the loans we acquired in the BYBK acquisition and organic loan growth. An increase in the average yield on the loan portfolio to 4.84% for the three months ended September 30, 2018 from 4.54% during the three months ended September 30, 2017, due to higher yields on new mortgage loans and, to a lesser extent, commercial loans, also contributed to the increase in interest and fees on loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the three months ended September 30, 2018 contributed a 13 basis point increase in interest income, compared to five basis points for the three months ended September 30, 2017.

Total interest expense increased $2.8 million, or 94.33%, to $5.9 million during the three months ended September 30, 2018 from $3.0 million for the same period in 2017, as a result of increases in the average interest rate paid on and, to a lesser extent, the average balance of, our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 1.20% during the three months ended September 30, 2018, from 0.89% during the three months ended September 30, 2017, due to higher rates paid on both our deposits, primarily on our time deposits but also on our money market and NOW accounts, and our borrowings, primarily our FHLB borrowings. The increases in the average rates paid on both our deposits and our FHLB borrowings is the result of us paying higher rates as a result of recent Federal Reserve Board rate increases.

The average balance of our interest bearing liabilities increased $591.5 million, or 43.83%, to $1.9 billion for the three months ended September 30, 2018 from $1.3 billion for the three months ended September 30, 2017, as a result of increases of $515.6 million, or 45.13%, in our average interest bearing deposits and $75.9 million, or 36.62%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is due to the deposits acquired in the BYBK merger and, to a lesser extent, organic deposit growth. The increase in our average borrowings is primarily due to the use of short term FHLB advances to fund new loan originations.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. Average non-interest bearing deposits increased $171.2 million to $601.6 million for the three months ended September 30, 2018, compared to $430.3 million for the three months ended September 30, 2017, primarily as a result of the deposits we acquired in the BYBK merger.

Our net interest margin increased to 3.81% for the three months ended September 30, 2018 from 3.71% for the three months ended September 30, 2017. The net interest margin increased due to an improvement in the yield on average interest earning assets, which increased 32 basis points from 4.37% for the quarter ended September 30, 2017 to 4.69% for the quarter ended September 30, 2018, as well as an increase in non-interest bearing deposits as a source of funding, partially offset by increases in the amount of interest expense and in the average rate paid on our interest bearing liabilities, which increased 31 basis points during the three months ended September 30, 2018 compared to the same period last year. The net interest margin during the 2018 period was also affected by the amount of accretion on acquired loans. Accretion increased due to a higher amount of early payoffs on acquired loans with credit marks during the three months ended September 30, 2018 compared to the same period of 2017. The fair value accretion/amortization is recorded on pay-downs recognized during the period, which contributed 13 basis points for the three months ended September 30, 2018 compared to five basis points for the three months ended September 30, 2017. A reduction in the tax equivalent yield as a result of the tax rate change that was enacted in December 2017 in accordance with the Tax Cut and Jobs Act also had a negative impact on the net interest margin during the period. The change in the tax rate contributed to a reduction of seven basis points for the three months ended September 30, 2018 as compared to the three month period ended September 30, 2017.

During the three months ended September 30, 2018 and 2017, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $580 thousand for the three months ended September 30, 2018, compared to the same period last year. The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended September 30,
	2018		2017
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$113,378	0.02%	$28,420	0.01%
Mortgage loans	620,664	0.09	159,941	0.03
Consumer loans	110,220	0.02	57,514	0.01
Interest bearing deposits	70,157	0.01	88,766	0.02
Total accretion	$914,419	0.14%	$334,641	0.07%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended September 30, 2018 and 2017, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2018			2017
	Average		Yield/	Average		Yield/
Three months ended September 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$952,087	$3,645	1.52%	$1,260,824	$3,974	1.25%
Interest bearing deposits (1)	3,813,051	34,902	3.63	1,127,347	861	0.30
Investment securities (1)(2)
U.S. Treasury	3,008,239	17,453	2.30	3,017,254	7,593	1.01
U.S. government agency	14,152,697	95,222	2.67	12,820,505	83,300	2.58
Corporate bonds	18,118,051	221,994	4.86	13,881,570	189,274	5.41
Mortgage backed securities	107,063,440	563,384	2.09	111,341,791	548,779	1.96
Municipal securities	79,535,757	640,470	3.19	74,532,759	710,453	3.70
Other equity securities	11,754,944	279,052	9.42	8,139,686	192,797	9.40
Total investment securities	233,633,128	1,817,575	3.09	223,733,565	1,732,196	3.07
Loans(1)
Commercial	325,406,078	3,844,213	4.69	198,584,446	2,056,390	4.11
Mortgage real estate	2,015,218,388	24,438,610	4.81	1,357,993,372	15,518,319	4.53
Consumer	56,429,628	955,621	6.72	43,851,679	733,422	6.64
Total loans	2,397,054,094	29,238,444	4.84	1,600,429,497	18,308,131	4.54
Allowance for loan losses	6,885,911	—		5,956,956	—
Total loans, net of allowance	2,390,168,183	29,238,444	4.85	1,594,472,541	18,308,131	4.56
Total interest earning assets(1)	2,628,566,449	31,094,566	4.69	1,820,594,277	20,045,162	4.37
Non-interest bearing cash	48,035,416			38,671,275
Goodwill and intangibles	110,861,142			26,317,526
Premises and equipment	43,626,501			40,923,913
Other assets	103,995,121			67,286,798
Total assets(1)	2,935,084,629			1,993,793,789
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	224,657,254	107,608	0.19	126,473,041	33,417	0.10
Money market and NOW	678,323,856	968,323	0.57	490,678,732	496,535	0.40
Time deposits	755,079,192	3,022,855	1.59	525,286,683	1,396,638	1.05
Total interest bearing deposits	1,658,060,302	4,098,786	0.98	1,142,438,456	1,926,590	0.67
Borrowed funds	283,169,572	1,768,532	2.48	207,268,687	1,092,736	2.09
Total interest bearing liabilities	1,941,229,874	5,867,318	1.20	1,349,707,143	3,019,326	0.89
Non-interest bearing deposits	601,558,786			430,325,956
	2,542,788,660			1,780,033,099
Other liabilities	23,355,099			12,465,862
Stockholders’ equity	368,940,870			201,294,828
Total liabilities and stockholders’ equity	$2,935,084,629			$1,993,793,789
Net interest spread(1)			3.49			3.48
Net interest margin(1)		$25,227,248	3.81%		$17,025,836	3.71%

_______________________

(1)	Interest income is presented on a fully taxable equivalent (“FTE”) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended September 30, 2018 and 2017. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended September 30,
	2018 compared to 2017
	Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$(329)	$1,256	$(1,585)
Interest bearing deposits	34,041	32,295	1,746
Investment Securities(1)
U.S. treasury	9,860	9,900	(40)
U.S. government agency	11,922	6,788	5,134
Corporate bonds	32,721	(47,104)	79,825
Mortgage backed securities	14,605	49,517	(34,912)
Municipal securities	(69,983)	(149,030)	79,047
Other	86,254	1,467	84,787
Loans:(1)
Commercial	1,787,823	832,798	955,025
Mortgage	8,920,291	3,008,856	5,911,435
Consumer	222,199	31,288	190,911
Total interest income (1)	11,049,404	3,778,031	7,271,373

Interest bearing liabilities
Savings	74,191	59,796	14,395
Money market and NOW	471,788	383,016	88,772
Time deposits	1,626,217	1,338,358	287,859
Borrowed funds	675,796	451,310	224,486
Total interest expense	2,847,992	2,232,480	615,512

Net interest income(1)	$8,201,412	$1,545,551	$6,655,861

_______________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2018 was $308 thousand, an increase of $172 thousand, or 126.87%, compared to $136 thousand for the three months ended September 30, 2017. This increase was primarily due to organic growth in our loan portfolio.

Management identified additional probable losses in the loan portfolio and recorded $107 thousand in charge-offs during the three month period ended September 30, 2018, compared to $239 thousand in charge-offs for the three months ended September 30, 2017. We recognized recoveries of $74 thousand during the three months ended September 30, 2018 compared to recoveries of $7 thousand during the same period in 2017.

The allowance for loan losses to gross loans held for investment was 0.29% and 0.35%, and the allowance for loan losses to non-accrual loans was 154.80% and 335.51%, at September 30, 2018 and December 31, 2017, respectively. The decrease in the allowance for loan losses as a percentage of gross loans held for investment was primarily the result of growth in the acquired loan portfolio. The decrease in the allowance for loan losses to non-accrual loans is primarily the result of the increase in our acquired non-accrual loans.

Non-interest Income. Non-interest income totaled $2.8 million for the three months ended September 30, 2018, an increase of $654 thousand, or 30.40%, from the corresponding period of 2017 amount of $2.2 million.

The following table outlines the amounts of and changes in non-interest income for the three month periods.

	Three months ended September 30,
	2018	2017	$ Change	% Change
Service charges on deposit accounts	$342,012	$256,128	$85,884	33.53%
POS sponsorship program	711,577	—	711,577	100.00
Wire transfer fees	36,743	25,520	11,223	43.98
ATM Income	349,795	261,261	88,534	33.89
Earnings on bank owned life insurance	520,785	297,656	223,129	74.96
Loss (gain) on disposal of assets	(1,100)	7,469	(8,569)	(114.73)
Write down on stock	(91,498)	—	(91,498)	100.00
Rental income	204,714	188,505	16,209	8.60
Income on marketable loans	411,850	482,641	(70,791)	(14.67)
Other fees and commissions	320,457	632,191	(311,734)	(49.31)
Total non-interest income	$2,805,335	$2,151,371	$653,964	30.40%

Non-interest income increased during the 2018 period primarily as a result of income of $712 thousand from our new point of sale (“POS”) sponsorship program, as well as increases in earnings on bank owned life insurance (“BOLI”), service charges on deposit accounts and ATM income, partially offset by decreases in other fees and commissions and income on marketable loans and a $91 loss on the write down of stock.

As a result of the BYBK acquisition, the Bank became a member of the POS network sponsorship program, which allows our customers to access several processing and settlement networks; when our customers use one of these networks, the Bank receives a transaction fee from the network.

Earnings on BOLI increased $223 thousand due to the $16.3 million of BOLI acquired in the BYBK acquisition and $8.5 million in new BOLI policies purchased since September 30, 2017.

The $89 thousand increase in ATM income resulting from increased income on bank debit cards, and the $86 thousand increase in service charges, are each due to the increase in the Bank’s deposit customers, primarily as a result of the BYBK acquisition.

Other fees and commissions, which consists of other loan fees and the commissions earned on loans as well as recoveries of previously charged-off loans, decreased $312 thousand during the three months ended September 30, 2018 compared to the same period last year, primarily due to lower recoveries on previously charged-off acquired loans compared to the third quarter of last year.

Income on marketable loans consists of gain on the sale of residential mortgage loans originated for sale and any fees we receive in connection with such sales. Income on marketable loans decreased $71 thousand during the three months ended September 30, 2018, compared to the same period last year due to a decrease in gains recorded on the sale of residential mortgage loans primarily as a result of a decrease in the premiums received on mortgage loans sold in the secondary market as a result on lower premium amounts on each loan sold, resulting primarily from increased competition, partially offset by an increase in the amount of loans sold. The residential mortgage division sold loans in the secondary market aggregating $28.8 million during the third quarter of 2018 compared to $21.3 million for the same period last year.

Non-interest Expense. Non-interest expense increased $2.0 million, or 13.81%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended September 30,
	2018	2017	$ Change	% Change
Salaries and benefits	$7,491,736	$5,365,890	$2,125,846	39.62%
Occupancy and equipment	2,349,691	1,828,593	521,098	28.50
Data processing	659,926	443,453	216,473	48.82
FDIC insurance and State of Maryland assessments	278,109	281,587	(3,478)	(1.24)
Merger related expenses	2,282,705	3,985,514	(1,702,809)	100.00
Core deposit premium amortization	663,685	272,354	391,331	143.68
Loss (gain) on sale of other real estate owned	26,266	4,100	22,166	100.00
OREO expense	(99,957)	200,959	(300,916)	(149.74)
Director fees	172,550	148,800	23,750	15.96
Network services	127,226	133,301	(6,075)	(4.56)
Telephone	269,070	218,316	50,754	23.25
Other operating	2,441,331	1,757,586	683,745	38.90
Total non-interest expenses	$16,662,338	$14,640,453	$2,021,885	13.81%

Non-interest expenses increased quarter over quarter primarily as a result of increases in salaries and benefits, occupancy and equipment, core deposit premium amortization, data processing and other operating expenses for the three months ended September 30, 2018 compared to the same period of 2017, partially offset by the decrease in merger-related expenses.

The $2.1 million increase in salaries and benefits and the $521 thousand increase in occupancy and equipment expenses are primarily due to the additional staff and new branches, respectively, that we acquired in the BYBK merger.

Core deposit premium amortization increased $391 thousand as a result of the higher premiums resulting from the deposits we acquired in the BYBK acquisition.

The $216 thousand increase in data processing expenses resulted from additional customer transactions due to growth.

Other operating expenses (which includes, for example, office supplies, software expense, marketing and advertising expenses) increased $684 thousand, primarily as a result of the additional branches and staff we acquired in the BYBK merger.

Income Taxes. We had income tax expense of $2.5 million (22.91% of pre-tax income) for the three months ended September 30, 2018 compared to income tax expense of $1.7 million (43.78% of pre-tax income) for the same period in 2017. The effective tax rate decreased for the 2018 period primarily as a result of the decrease in the federal corporate tax income rate from 35% in 2017 to 21% during 2018, which was enacted as part of the Tax Cuts and Jobs Act, and the $1.7 million decrease in the amount of non-deductible merger expenses that we incurred during the three months ended September 30, 2018 compared to the same period last year.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.

Net interest income before provision for loan losses for the nine months ended September 30, 2018 increased $21.0 million, or 46.76%, to $65.9 million from $44.9 million for the same period in 2017. As outlined in detail in the Rate/Volume Variance Analysis, this increase was the result of an increase in total interest income, resulting primarily from an increase in the average balance of our loans, partially offset by an increase in interest expense resulting from increases in both the average rate on and the average balance of our interest bearing liabilities, all as discussed further below.

Total interest income increased $27.1 million, or 50.89%, to $80.2 million during the nine months ended September 30, 2018 compared to $53.2 million during the nine months ended September 30, 2017, almost entirely as a result of a $26.1 million increase in interest and fees on loans. The increase in interest and fees on loans is primarily the result of a $653.9 million increase in the average balance of our loans during the nine months ended September 30, 2018 compared to the same period in 2017, as a result of the loans acquired in the BYBK and DCB acquisitions as well as strong organic loan growth. In addition, the average yield on the loan portfolio increased to 4.76% for the nine months ended September 30, 2018 from 4.53% during the nine months ended September 30, 2017 due to higher yields on new mortgage and commercial loans, although this had much less of an impact on the total increase in interest income than did the increase in the average balance of our loans. The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the nine months ended September 30, 2018 contributed a 12 basis point increase in interest income, as compared to seven basis points for the nine months ended September 30, 2017.

A $690 thousand increase in interest earned on investment securities also contributed to the increase in total interest income. This increase was the result of increases in the both the average yield on and the average balance of our securities. The average yield on our investment securities increased 20 basis points during the 2018 period compared to the same period of 2017 as a result of increases in the average rates on our MBS and our U.S. Treasury, agency, and other equity securities, partially offset by decreases in the average yield on our municipal securities and corporate bonds. The average balance of our investment securities increased period over period as a result of increases in the average balance of our corporate bonds and municipal securities, partially offset by a decrease in the average balance of our MBS.

Total interest expense increased $6.1 million, or 73.24%, to $14.4 million during the nine months ended September 30, 2018 from $8.3 million for the same period in 2017, as a result of increases in both the average rate paid on and the average balance of our interest bearing liabilities. The average interest rate paid on all interest bearing liabilities increased to 1.11% during the nine months ended September 30, 2018 from 0.87% during the nine months ended September 30, 2017, due primarily to higher interest rates paid on our borrowings, time deposits, and money market and NOW accounts.

The average balance of our interest bearing liabilities increased $456.8 million, or 35.83%, to $1.7 billion for the nine months ended September 30, 2018 from $1.3 billion for the nine months ended September 30, 2017, as a result of increases of $414.2 million, or 39.53%, in our average interest bearing deposits and $42.6 million, or 18.77%, in our average borrowings period over period. The increase in our average interest bearing deposits is primarily due to the deposits acquired in the BYBK and DCB acquisitions. The increase in our average borrowings is primarily due to the use of short-term FHLB advances to fund new loan originations.

As a result of the growth generated primarily from the DCB and BYBK acquisitions, and our branch network from the efforts of our commercial loan officers in working with loan clients to move their commercial deposits to Old Line Bank, average non-interest bearing deposits increased $183.7 million to $558.9 million for the nine months ended September 30, 2018, compared to $375.2 million for the nine months ended September 30, 2017.

Our net interest margin increased to 3.79% for the nine months ended September 30, 2018 from 3.68% for the nine months ended September 30, 2017. The net interest margin increased due to an improvement in the yield on average interest earning assets, which increased 26 basis points from 4.34% for the nine months ended September 30, 2017 to 4.60% for the nine months ended September 30, 2018, as well as an increase in non-interest bearing deposits as a source of funding, partially offset by the increases in the amount of interest expense and in the average rate paid on our interest bearing liabilities, which increased 24 basis points during the nine months ended September 30, 2018 compared to the same period last year. The net interest margin during 2018 was also affected by the amount of accretion on acquired loans. Accretion increased due to a higher amount of early payoffs on acquired loans with credit marks during the nine months ended September 30, 2018 compared to the same period of 2017. The fair value accretion/amortization is recorded on pay-downs recognized during the period, which contributed 12 basis points for the nine months ended September 30, 2018 compared to eight basis points for the nine months ended September 30, 2017. A reduction in the tax equivalent yield as a result of the tax rate change that was enacted in December 2017 in accordance with the Tax Cut and Jobs Act also had a negative impact on the net interest margin during the period. The change in the tax rate contributed to a reduction of seven basis points for the nine months ended September 30, 2018 as compared to the nine month period ended September 30, 2017.

During the nine months ended September 30, 2018 and 2017, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $1.4 million for the nine months ended September 30, 2018, as compared to the same period last year. The higher level of accretion on acquired loans was due to a higher level of early payoffs on acquired loans with credit marks and the higher level of acquired loans with accreting marks.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Nine months ended September 30,
	2018		2017
		% Impact on		% Impact on
	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin
Commercial loans	$370,902	0.02%	$32,120	—%
Mortgage loans	1,451,314	0.08	748,109	0.06
Consumer loans	334,338	0.02	67,830	0.01
Interest bearing deposits	221,221	0.01	153,340	0.01
Total accretion	$2,377,775	0.13%	$1,001,399	0.08%

Average Balances, Yields and Accretion of Fair Value Adjustments Impact. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the nine months ended September 30, 2018 and 2017, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2018			2017
	Average		Yield/	Average		Yield/
Nine months ended September 30,	balance	Interest	Rate	balance	Interest	Rate
Assets:
Federal funds sold (1)	$641,625	$7,287	1.52%	$619,171	$5,594	1.21%
Interest bearing deposits (1)	4,556,328	34,909	1.02	1,138,256	870	0.10
Investment securities (1)(2)
U.S. Treasury	3,184,060	46,190	1.94	3,024,635	20,540	0.91
U.S. government agency	13,957,146	278,303	2.67	10,688,042	205,813	2.57
Corporate bonds	16,883,969	643,580	5.10	10,641,774	428,153	5.38
Mortgage backed securities	108,259,016	1,690,299	2.09	113,821,895	1,657,619	1.95
Municipal securities	79,767,641	1,927,042	3.23	70,616,753	2,039,585	3.86
Other equity securities	10,945,092	894,447	10.93	8,875,175	437,854	6.60
Total investment securities	232,996,924	5,479,861	3.14	217,668,274	4,789,564	2.94
Loans(1)
Commercial	285,941,800	10,273,526	4.80	182,017,682	5,414,494	3.98
Mortgage real estate	1,783,718,356	62,548,306	4.69	1,274,851,962	43,711,489	4.58
Consumer	59,235,553	2,945,729	6.65	18,134,018	859,704	6.34
Total loans	2,128,895,709	75,767,561	4.76	1,475,003,662	49,985,687	4.53
Allowance for loan losses	6,410,911	—		5,955,985	—
Total loans, net of allowance	2,122,484,798	75,767,561	4.77	1,469,047,677	49,985,687	4.55
Total interest earning assets(1)	2,360,679,675	81,289,618	4.60	1,688,473,378	54,781,715	4.34
Non-interest bearing cash	44,005,578			32,229,686
Goodwill and intangibles	81,303,285			17,581,658
Premises and equipment	42,778,668			37,765,947
Other assets	90,534,120			65,102,766
Total assets(1)	2,619,301,326			1,841,153,435
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	193,371,948	245,133	0.17	111,211,961	95,308	0.11
Money market and NOW	616,787,570	2,478,336	0.54	451,502,260	1,263,078	0.37
Time deposits	651,928,973	6,828,286	1.40	485,176,995	3,816,254	1.05
Total interest bearing deposits	1,462,088,491	9,551,755	0.87	1,047,891,216	5,174,640	0.66
Borrowed funds	269,426,578	4,817,613	2.39	226,845,847	3,119,758	1.84
Total interest bearing liabilities	1,731,515,069	14,369,368	1.11	1,274,737,063	8,294,398	0.87
Non-interest bearing deposits	558,923,100			375,236,607
	2,290,438,169			1,649,973,670
Other liabilities	17,072,083			11,543,009
Stockholders’ equity	311,791,074			179,636,756
Total liabilities and stockholders’ equity	$2,619,301,326			$1,841,153,435
Net interest spread(1)			3.49			3.47
Net interest margin(1)		$66,920,250	3.79%		$46,487,317	3.68%

_______________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the nine months ended September 30, 2018 and 2017. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Nine months ended September 30,
	2018 compared to 2017
	Variance due to:
	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$1,693	$1,530	$163
Interest bearing deposits	34,039	27,385	6,654
Investment Securities(1)
U.S. treasury	25,650	24,786	864
U.S. government agency	72,490	10,170	62,320
Corporate bond	215,427	(30,784)	246,211
Mortgage backed securities	32,680	128,395	(95,715)
Municipal securities	(112,543)	(402,141)	289,598
Other	456,593	360,621	95,972
Loans:(1)
Commercial	4,859,032	1,586,095	3,272,937
Mortgage	18,836,817	1,382,984	17,453,833
Consumer	2,086,025	58,253	2,027,772
Total interest income (1)	26,507,903	3,119,249	23,388,654

Interest bearing liabilities
Savings	149,825	74,107	75,718
Money market and NOW	1,215,258	756,780	458,478
Time deposits	3,012,032	1,701,343	1,310,689
Borrowed funds	1,697,855	1,155,708	542,147
Total interest expense	6,074,970	3,687,938	2,387,032

Net interest income(1)	$20,432,933	$(568,689)	$21,001,622

_______________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2018 was $1.2 million, an increase of $380 thousand, or 44.43%, compared to $855 thousand for the nine months ended September 30, 2017. This increase is due to the organic growth in our loan portfolio.

Management identified additional probable losses in the loan portfolio and recorded $273 thousand in charge-offs for the nine months ended September 30, 2018 compared to charge-offs of $1.3 million for the nine months ended September 30, 2017. We recognized recoveries of $98 thousand during the nine months ended September 30, 2018 compared to $36 thousand for the same period in 2017.

Non-interest Income. Non-interest income totaled $7.8 million for the nine months ended September 30, 2018, an increase of $1.8 million, or 29.77%, from the corresponding period of 2017 amount of $6.0 million.

The following table outlines the amounts of and changes in non-interest income for the nine month periods.

	Nine months ended September 30,
	2018	2017	$ Change	% Change
Service charges on deposit accounts	$926,343	$664,654	$261,689	39.37%
POS Sponsorship program	1,385,079	—	1,385,079	100.00
Wire transfer fees	98,887	68,035	30,852	45.35
ATM income	1,002,783	656,651	346,132	52.71
Gain on sales or calls of investment securities	—	35,258	(35,258)	(100.00)
Earnings on bank owned life insurance	1,274,777	861,112	413,665	48.04
Gain on disposal of assets	13,266	120,063	(106,797)	(88.95)
Gain on sale of loans	—	94,714	(94,714)	100.00
Write down on stock	(152,496)	—	(152,496)	100.00
Rental income	602,208	498,961	103,247	20.69
Income on marketable loans	1,342,201	1,840,218	(498,017)	(27.06)
Other fees and commissions	1,295,359	1,162,058	133,301	11.47
Total non-interest income	$7,788,407	$6,001,724	$1,786,683	29.77%

Non-interest income increased during the 2018 period primarily as a result of income of $1.4 million from our new POS sponsorship program, as well as increases in earnings on BOLI, ATM income and service charges on deposit accounts, partially offset by decreases in income on marketable loans, gain on sale of loans, and gain on disposal of assets and a loss on the write down of stock.

As a result of the BYBK acquisition, the Bank became a member of the POS network sponsorship program, which allows our customers to access several processing and settlement networks; when our customers use one of these networks, the Bank receives a transaction fee from the network.

The $414 thousand increase in earnings on bank owned life insurance is due to the increase in the balance of BOLI due to the $16.3 million of BOLI acquired in the BYBK acquisition and $8.5 million in new BOLI policies purchased since September 30, 2017.

The $346 thousand increase in ATM income resulting from increased income on bank debit cards, and the $262 thousand increase in service charges, are each due to the increase in Bank deposit customers, primarily as a result of the DCB and BYBK acquisitions.

Income on marketable loans decreased $498 thousand during the nine months ended September 30, 2018, compared to the same period last year due to a decrease in gains recorded on the sale of residential mortgage loans primarily as a result of a decrease in the premiums on loans sold in the secondary market as a result on lower premium amounts on each loan sold, resulting primarily from increased competition, partially offset by an increase in the amount of loans sold. The residential mortgage division originated loans in the secondary market aggregating $77.1 million during the nine months ended September 30, 2018 compared to $73.1 million for the same period last year.

Income on marketable loans decreased $71 thousand during the three months ended September 30, 2018, compared to the same period last year due to a decrease in gains recorded on the sale of residential mortgage loans primarily as a result of a decrease in the premiums received on mortgage loans sold in the secondary market as a result on lower premium amounts on each loan sold, resulting primarily from increased competition, partially offset by an increase in the amount of loans sold. The residential mortgage division sold loans in the secondary market aggregating $28.8 million during the third quarter of 2018 compared to $21.3 million for the same period last year.

The $95 thousand in gain on sale of loans (other than residential mortgage loans held for sale) during the nine month period ended September 30, 2017, is due to the sale of one SBA loan during the period, whereas we did not sell any portfolio loans during the 2018 period.

The $107 thousand decrease in gain on disposal of assets is due to the sale during 2017 of our previously-owned location, the Accokeek branch, whereas we had no such sales during the 2018 period.

Non-interest Expense. Non-interest expense increased $14.6 million, or 42.90%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Nine months ended September 30,
	2018	2017	$ Change	% Change
Salaries and benefits	$20,178,521	$15,284,057	$4,894,464	32.02%
Occupancy and equipment	6,572,733	5,137,273	1,435,460	27.94
Data processing	1,971,747	1,161,647	810,100	69.74
FDIC insurance and State of Maryland assessments	786,506	799,700	(13,194)	(1.65)
Merger and integration	9,404,507	3,985,514	5,418,993	100.00
Core deposit premium amortization	1,516,734	651,613	865,121	132.77
Gain on sale of other real estate owned	80,738	(13,589)	94,327	(694.14)
OREO expense	113,032	256,170	(143,138)	(55.88)
Director fees	539,750	485,700	54,050	11.13
Network services	302,038	437,140	(135,102)	(30.91)
Telephone	725,976	598,618	127,358	21.28
Other operating	6,539,421	5,318,191	1,221,230	22.96
Total non-interest expenses	$48,731,703	$34,102,034	$14,629,669	42.90%

Non-interest expenses increased period over period primarily as a result of increases in merger and integration expenses and salaries and benefits, as well as increases in core deposit premium amortization, occupancy and equipment, data processing and other operating expenses, partially offset by decreases in OREO expense and network services, for the nine months ended September 30, 2018 compared to the same nine month period of 2017.

Merger and integration expenses increased $5.4 million period over period; we incurred merger and integration expenses of $9.4 million during the 2018 period in connection with the BYBK acquisition, compared to $4.0 of merger and integration expenses during the 2017 period in connection with the DCB acquisition.

The increases of $4.9 million in salaries and benefits and $1.4 million in occupancy and equipment expenses are primarily due to the additional staff and new branches, respectively, that we acquired in the DCB and BYBK mergers.

Core deposit amortization increased $865 thousand as a result of the higher premiums resulting from the deposits we acquired in the DCB and BYBK acquisitions.

Data processing expenses increased $810 thousand for the 2018 period as a result of additional customer transactions due to growth.

Other operating expenses increased $1.2 million primarily as a result of the additional branches and staff we acquired in the BYBK and DCB mergers.

The decrease in OREO expenses is the result of real estate taxes collected on one OREO property.

Income Taxes. We had income tax expense of $6.6 million (28.03% of pre-tax income) for the nine months ended September 30, 2018 compared to income tax expense of $5.8 million (36.57% of pre-tax income) for the same period in 2017. The effective tax rate decreased for the 2018 period primarily as a result of the decrease in the federal corporate tax income rate from 35% to 21% enacted as part of the Tax Cuts and Jobs Act, although the impact of the lower tax rate was partially offset by our incurring an additional $5.4 million of non-deductible merger expenses during the nine months ended September 30, 2018 compared to the same period of 2017.

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

The investment securities at September 30, 2018 amounted to $216.4 million, a decrease of $2.0 million, or 0.91%, from the December 31, 2017 amount of $218.4 million. As outlined above, at September 30, 2018, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $10.1 million at September 30, 2018 (reflected as $7.3 million net of taxes) compared to net unrealized losses of $3.9 million (reflected as $2.3 million net of taxes) at December 31, 2017. The decline in the value of the investment securities is due to the increase in market interest rates, which resulted in a decrease in bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $688.2 million, or 40.57%, during the nine months ended September 30, 2018, bringing the balance to $2.4 billion at September 30, 2018 compared to $1.7 billion at December 31, 2017. The loan growth during the nine months ending September 30, 2018 was due to the loans that we acquired from BYBK as well as organic growth resulting from the addition of several experienced loan officers to our team over the last year and our enhanced presence in our market area. Commercial real estate loans increased by $362.6 million, residential real estate loans increased by $203.5 million, commercial and industrial loans increased by $125.8 million, and consumer loans decreased by $3.5 million from their respective balances at December 31, 2017 Excluding the loans acquired in the BYBK Bacquisition, net loans held for investment during the nine month period increased by $194.4 million; the acquisition of the Bay Bank loan portfolio accounted for approximately $494 million of the growth in net loans held for investment during the nine month period ended September 30, 2018.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas in Anne Arundel, Baltimore, Baltimore County, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	September 30, 2018			December 31, 2017
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$275,339,040	$152,433,104	$427,772,144	$268,128,087	$87,658,855	$355,786,942
Investment	601,113,264	197,662,549	798,775,813	485,536,921	52,926,739	538,463,660
Hospitality	148,312,837	13,265,447	161,578,284	164,193,228	7,395,186	171,588,414
Land and A&D	91,987,559	24,883,469	116,871,028	67,310,660	9,230,771	76,541,431
Residential Real Estate
First Lien-Investment	90,285,266	50,629,554	140,914,820	79,762,682	21,220,518	100,983,200
First Lien-Owner Occupied	98,966,442	142,135,278	241,101,720	67,237,699	62,524,794	129,762,493
Residential Land and A&D	49,708,005	18,494,088	68,202,093	35,879,853	6,536,160	42,416,013
HELOC and Jr. Liens	20,581,673	43,445,979	64,027,652	21,520,339	16,019,418	37,539,757
Commercial and Industrial	215,729,656	97,412,805	313,142,461	154,244,645	33,100,688	187,345,333
Consumer	17,671,242	38,697,723	56,368,965	10,758,589	49,082,751	59,841,340
Total loans	1,609,694,984	779,059,996	2,388,754,980	1,354,572,703	345,695,880	1,700,268,583
Allowance for loan losses	(6,698,812)	(281,238)	(6,980,050)	(5,738,534)	(182,052)	(5,920,586)
Deferred loan costs, net	2,804,884	—	2,804,884	2,013,434	—	2,013,434
Net loans	$1,605,801,056	$778,778,758	$2,384,579,814	$1,350,847,603	$345,513,828	$1,696,361,431

_______________________

(1)	As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal Bancorp, DCB and Bay Bancorp, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

Bank Owned Life Insurance (“BOLI”). At September 30, 2018, we have invested $67.5 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB, Regal Bank, Damascus and Bay Bank. Bank owned life insurance increased $25.9 million during the nine months ended September 30, 2018, primary due to $16.3 million of bank owned life insurance acquired in the BYBK acquisition and $8.5 million in new BOLI policies purchased since December 31, 2017. The increase also includes interest earned on these policies. Gross earnings on BOLI were $1.3 million during the nine months ended September 30, 2018, which earnings were partially offset by $209 thousand in expenses associated with the policies, for total net earnings of $1.1 million in 2018. We anticipate that the earnings on these policies will continue to help offset our employee benefit expenses as well as our obligations under our salary continuation agreements and supplemental life insurance agreements that we have entered into with our executive officers and that MB&T and WSB had entered into with their executive officers. There are no post-retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $200 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB, Regal Bank, Damascus or BYBK.

Annuity Plan. Our annuity plan is an interest earning investment that we purchased to fund a new supplemental retirement plan and amendments to existing retirement plans that will provide lifetime payments to two of our executive officers; we entered into these new agreements as of May 7, 2018, as described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. We invested $6.0 million during the fourth quarter of 2017 and the annuity plan was effective January 1, 2018. The annuity plan was valued at $6.3 million at September 30, 2018.

Deposits. Deposits increased $589.3 million during the nine months ended September 30, 2018 to $2.2 billion, compared to $1.7 billion at December 31, 2017. The increase is comprised of a $129.5 million increase in our non-interest bearing deposits and a $459.8 million increase in our interest bearing deposits. These increases are due predominantly to the deposits acquired from BYBK.

The following table outlines the changes in interest bearing deposits:

	September 30,	December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$775,143	$530,027	$245,116	46.25%
Interest bearing checking	664,394	538,102	126,292	23.47
Savings	221,365	132,971	88,394	66.48
Total	$1,660,902	$1,201,100	$459,802	38.28%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (“Promontory”). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At September 30, 2018, we had $47.7 million in CDARS and $165.5 million in money market accounts through Promontory’s reciprocal deposit program compared to $49.2 million and $144.9 million, respectively, at December 31, 2017.

We do not currently have any brokered certificates of deposits other than CDARS. Old Line Bank did not obtain any brokered certificates of deposit during the nine months ended September 30, 2018. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

Borrowings. Short term borrowings consist of short term borrowings with the FHLB and short term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments. At September 30, 2018, we had $235.0 million outstanding in short term FHLB borrowings, compared to $155.0 million at December 31, 2017. At September 30, 2018 and December 31, 2017, we had no unsecured promissory notes and $37.5 million and $37.6 million, respectively, in secured promissory notes.

Long term borrowings at September 30, 2018 consist primarily of the Notes in the amount of $35.0 million (fair value of $34.1 million) due in 2026. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long term borrowings are trust preferred subordinated debentures totaling $4.1 million (net of $2.6 million fair value adjustment) we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) with an interest rate of floating 90-day LIBOR plus 2.85%, maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.2 million) with an interest rate of floating 90-day LIBOR plus 1.60%, maturing in 2035.

Liquidity and Capital Resources. Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with regulatory guidelines. As further discussed below, we have credit lines, unsecured and secured, available from several correspondent banks totaling $70.0 million. Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond. We can use these credit facilities in conjunction with the normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash flow from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and deposits in other banks. On September 30, 2018, we had $45.8 million in cash and due from banks, $3.5 million in interest bearing accounts, and $1.0 million in federal funds sold. As of December 31, 2017, we had $33.6 million in cash and due from banks, $1.4 million in interest bearing accounts, and $257 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the nine months ended September 30, 2018. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at September 30, 2018. In addition, Old Line Bank has $65.0 million in available lines of credit at September 30, 2018, consisting of overnight federal funds from its correspondent banks. Old Line Bank has an additional secured line of credit from the FHLB of $644.5 million at September 30, 2018. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $421.5 million in lendable collateral value for FHLB borrowings. We may increase availability by providing additional collateral. Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $37.5 million in repurchase agreements.

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

As of September 30, 2018, Old Line Bancshares’ capital levels remained characterized as “well-capitalized” under the rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital. Regulatory capital and regulatory assets below also reflect increases of $10.1 million and $7.3 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on mortgage-backed securities and investment securities classified as available for sale. In addition, the risk-based capital reflects an increase of $7.0 million for the general loan loss reserve during the nine months ended September 30, 2018.

As of September 30, 2018, Old Line Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the third quarter of 2018 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at September 30, 2018.

			Minimum capital		To be well
	Actual		adequacy		capitalized
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$288,158	11.06%	$117,198	4.5%	$169,286	6.5%
Total capital (to risk weighted assets)	$295,234	11.34%	$208,352	8%	$260,440	10%
Tier 1 capital (to risk weighted assets)	$288,158	11.06%	$156,264	6%	$208,352	8%
Tier 1 leverage (to average assets)	$288,158	10.22%	$112,799	4%	$140,999	5%

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests. Potential problem loans, which are not included in nonperforming assets, amounted to $29.8 million at September 30, 2018 compared to $28.9 million at December 31, 2017. At September 30, 2018, we had $13.7 million and $16.1 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $16.4 million and $12.5 million, respectively, at December 31, 2017.

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

Applicable accounting guidance requires that if we experience a decrease in the expected cash flows of a loan subsequent to its acquisition date, we establish an allowance for loan losses for such acquired loan with decreased cash flows. At September 30, 2018, there was $281 thousand of allowance reserved for potential loan losses on acquired loans compared to $182 thousand at December 31, 2017.

Nonperforming Assets. As of September 30, 2018, our nonperforming assets totaled $8.5 million and consisted of $4.5 million of nonaccrual loans, $2.5 million of loans past due 90 days and still accruing and OREO of $1.5 million.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	September 30, 2018			December 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$1,042,909	$179,718	$1,222,627	$—	$—	$—
Residential Real Estate:
First Lien-Investment	291,278	—	291,278	—	—	—
First Lien-Owner Occupied	—	143,625	143,625	—	37,560	37,560
HELOC and Jr. Lien	—	308,796	308,796	—	—	—
Land and A&D	417,110	—	417,110
Commercial	29,134	—	29,134
Consumer	4,476	101,079	105,555	—	78,406	78,406
Total accruing loans 90 or more days past due	1,784,907	733,218	2,518,125	—	115,966	115,966
Non-accrued loans:
Commercial Real Estate
Owner Occupied	—	412,785	412,785	—	228,555	228,555
Investment	—	179,091	179,091	—	—	—
Land and A&D	—	151,780	151,780	—	190,193	190,193
Residential Real Estate:
First Lien-Investment	192,501	219,681	412,182	192,501	—	192,501
First Lien-Owner Occupied	266,811	1,734,910	2,001,721	281,130	872,272	1,153,402
HELOC and Jr. Lien	—	126,240	126,240
Land and A&D	277,704	594,505	872,209	—	—	—
Commercial	150,477	150,924	301,401	—	—	—
Consumer	—	51,671	51,671	—	—	—
Total non-accrued past due loans:	887,493	3,621,587	4,509,080	473,631	1,291,020	1,764,651
Other real estate owned (“OREO”)	—	1,469,166	1,469,166	425,000	1,578,998	2,003,998
Total non performing assets	$2,672,400	$5,823,971	$8,496,371	$898,631	$2,985,984	$3,884,615
Accruing Troubled Debt Restructurings
Commercial Real Estate:
Owner Occupied	$1,523,389	$—	$1,523,389	$1,560,726	$—	$1,560,726
Residential Real Estate:
First Lien-Owner Occupied	—	406,497	406,497	—	644,744	644,744
Commercial	359,296	68,888	428,184	459,333	—	459,333
Consumer	—	27,009	27,009
Total Accruing Troubled Debt Restructurings	$1,882,685	$502,394	$2,385,079	$2,020,059	$644,744	$2,664,803

The table below reflects our ratios of our nonperforming assets at September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.17%	0.07%
Total nonperforming assets as a percentage of total assets	0.13%	0.05%
Total nonperforming assets as a percentage of total loans held for investment	0.17%	0.07%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.36%	0.23%
Total nonperforming assets as a percentage of total assets	0.29%	0.18%
Total nonperforming assets as a percentage of total loans held for investment	0.36%	0.23%

The table below presents a breakdown of the recorded book balance of non-accruing loans at September 30, 2018 and December 31, 2017.

	September 30, 2018				December 31, 2017
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Residential Real Estate
First Lien-Investment	1	$192,501	$192,501	$31,390	1	$192,501	$192,501	$21,901
First Lien-Owner Occupied	2	266,811	266,811	1,352	2	281,130	281,130	13,303
Land and A & D	1	277,704	277,704	12,866
Commercial	1	150,476	150,477	3,712	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total non-accrual loans	5	887,492	887,493	49,320	3	473,631	473,631	35,204
Acquired(1)
Commercial Real Estate:
Owner Occupied	3	$516,170	$412,785	$34,435	1	$253,865	$228,555	$12,334
Investment	3	221,197	179,091	8,137	—	—	—	—
Land and A & D	2	572,180	151,780	232,479	2	$482,467	$190,193	$169,657
Residential Real Estate
First Lien-Investment	11	1,876,825	1,734,910	164,500	—	—	—	—
First Lien-Owner Occupied	2	224,868	219,681	9,682	5	987,505	872,272	82,452
HELOC and Jr. Lien	1	128,063	126,240	3,847
Land and A & D	3	808,941	594,505	129,787
Commercial	6	1,031,496	150,924	293,501	—	—	—	—
Consumer	7	52,730	51,671	2,379	—	—	—	—
Total non-accrual loans	38	5,432,470	3,621,587	878,747	8	1,723,837	1,291,020	264,443
Total all non-accrued loans	43	6,319,962	4,509,080	928,067	11	2,197,468	1,764,651	299,647

_______________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-accrual legacy loans at September 30, 2018 increased $413 thousand from December 31, 2017, due to the addition of one commercial real estate land and acquisition and development loan and one commercial loan.

Non-accrual acquired loans at September 30, 2018 increased $2.3 million from December 31, 2017 primarily due to the addition of 11 residential investment real estate loans and six commercial loans.

At September 30, 2018, there was no legacy OREO. We sold the $425 thousand of OREO that we had on December 31, 2017 during the second quarter of 2018.

Acquired OREO at September 30, 2018, decreased $110 thousand from December 31, 2017, as a result of the sale of eight OREO properties during the nine month period.

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

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

	Commercial	Commercial	Residential
September 30, 2018	and Industrial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	273,017	716,147	(70,403)	316,262	1,235,023
Recoveries	69,469	834	15,230	11,980	97,513
Total	1,604,516	4,500,716	789,182	358,708	7,253,122
Loans charged off	—	—	(1,824)	(271,248)	(273,072)
Ending Balance	$1,604,516	$4,500,716	$787,358	$87,460	$6,980,050
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$93,892	$—	$76,495	$—	$170,387
Other loans not individually evaluated	1,441,108	4,500,716	525,749	60,852	6,528,425
Acquired Loans:
Individually evaluated for impairment	69,516	—	185,114	26,608	281,238
Ending balance	$1,604,516	$4,500,716	$787,358	$87,460	$6,980,050

		Commercial	Residential
December 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	660,497	231,488	22,203	40,920	955,108
Recoveries	2,350	2,017	900	35,525	40,792
Total	2,035,082	4,223,657	846,623	86,007	7,191,369
Loans charged off	(773,052)	(439,922)	(2,268)	(55,541)	(1,270,783)
Ending Balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,212	$69,903	$76,496	$—	$242,611
Other loans not individually evaluated	1,141,301	3,633,760	690,396	30,466	5,495,923
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	—	182,052
Ending balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586

The ratios of the allowance for loan losses are as follows:

	September 30, 2018	December 31, 2017
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.29%	0.35%
Non-accrual loans	154.80%	335.51%
Net charge-offs to average loans	0.01%	0.08%

During the nine months ended September 30, 2018, we charged off $273 thousand in loans through the allowance for loan losses.

The allowance for loan losses represented 0.29% and 0.35% of gross loans held for investment at September 30, 2018 and December 31, 2017, respectively and 0.42% and 0.42% of legacy loans at September 30, 2018 and December 31, 2017, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at September 30, 2018 and December 31, 2017, are as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$214,291	$132,246
Real estate-undisbursed development and construction	198,096	132,855
Consumer	78,378	41,151
Total	$490,765	$306,252
Standby letters of credit	$14,271	$12,362

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

Commitments for real estate development and construction, which totaled $198.1 million, or 40.37% of the $490.8 million of outstanding commitments at September 30, 2018, are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

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

Reconciliation of Non-GAAP Measures

As the magnitude of the merger expenses distorts our operational results, we present in the GAAP reconciliation below and in the accompanying text certain performance measures excluding the effect of the merger expenses during the three and nine month periods ended September 30, 2018 and 2017. We believe this information is important to enable our stockholders and other interested parties to assess our operational performance - in other words, our performance based on our ongoing operations.

Reconciliation of Non-GAAP measures (Unaudited)	Three Months ended September 30, 2018	Nine Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
Net Income (GAAP)	$8,264,829	$17,055,844	$2,163,187	$10,106,379
Merger-related expenses, net of tax	1,474,623	7,643,988	2,902,912	2,902,912
Operating net income (non-GAAP)	$9,739,452	$24,699,832	$5,066,099	$13,009,291

Net income available to common shareholders	$8,264,829	$17,055,844	$2,163,187	$10,106,379
Merger-related expenses, net of tax	1,474,623	7,643,988	2,902,912	2,902,912
Operating earnings (non-GAAP)	$9,739,452	$24,699,832	$5,066,099	$13,009,291

Earnings per weighted average common shares, basic (GAAP)	$0.49	$1.12	$0.18	$0.90
Merger-related expenses, net of tax	0.09	0.50	0.24	0.25
Operating earnings per weighted average common share basic (non GAAP)	$0.58	$1.62	$0.42	$1.15

Earnings per weighted average common shares, diluted (GAAP)	$0.48	$1.10	$0.18	$0.88
Meger-related expenses, net of tax	0.09	0.50	0.24	0.25
Operating earnings per weighted average common share basic (non-GAAP)	$0.57	$1.60	$0.42	$1.13

Summary Operating Results (non-GAAP)
Noninterest expense (GAAP)	$16,662,338	$48,731,703	$14,640,453	$34,102,034
Merger-related expenses, gross	2,282,705	9,404,507	3,985,514	3,985,514
Operating noninterest expense (non-GAAP)	18,945,043	$58,136,210	10,654,939	30,116,520

Operating efficiency ratio (non-GAAP)	51.93%	53.39%	57.21%	59.18%

Operating noninterest expense as a % of average assets (annualized)	1.94%	2.01%	2.12%	2.19%

Return on average assets
Net income	$8,264,829	$17,055,844	$2,163,187	$10,106,379
Merger-related expenses, net of tax	1,474,623	7,643,988	2,902,912	2,902,912
Operating net income (non-GAAP)	$9,739,452	$24,699,832	$5,066,099	$13,009,291

Adjusted Return of Average Assets
Return on average assets (GAAP)	1.12	0.87	0.43	0.73
Effect to adjust for merger-related expenses, net of tax	0.20	0.39	0.58	0.21
Adjusted return on average assets	1.32%	1.26%	1.01%	0.94%

Return on average common equity
Net income available to common shareholders	$8,264,829	$17,055,844	$2,163,187	$10,106,379
Merger-related expenses, net of tax	1,474,623	7,643,988	2,902,912	2,902,912
Operating earnings (non-GAAP)	$9,739,452	$24,699,832	$5,066,099	$13,009,291

Adjusted Return on Average Equity
Return on average equity (GAAP)	8.89	7.31	4.26	7.52
Effect to adjust for merger-related expenses, net of tax	1.58	3.28	5.72	2.16
Adjusted return on average common equity (non-GAAP)	10.47%	10.59%	9.98%	9.68%

Below is a reconciliation of the fully tax equivalent adjustments and the U.S. GAAP basis information presented in this report:

Three months ended September 30, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$24,886,006	3.76%	3.44%
Tax equivalent adjustment
Federal funds sold	92	—	—
Investment securities	159,520	0.02	0.02
Loans	181,630	0.03	0.03
Total tax equivalent adjustment	341,242	0.05	0.05
Tax equivalent interest yield	$25,227,248	3.81%	3.49%

Three months ended September 30, 2017

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$16,472,476	3.59%	3.36%
Tax equivalent adjustment
Federal funds sold	177	—	—
Investment securities	267,376	0.06	0.06
Loans	285,807	0.06	0.06
Total tax equivalent adjustment	553,360	0.12	0.12
Tax equivalent interest yield	$17,025,836	3.71%	3.48%

Nine months ended September 30, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$65,877,013	3.73%	3.43%
Tax equivalent adjustment
Federal funds sold	208	—	—
Investment securities	481,771	0.03	0.03
Loans	561,258	0.03	0.03
Total tax equivalent adjustment	1,043,237	0.06	0.06
Tax equivalent interest yield	$66,920,250	3.79%	3.49%

Nine months ended September 30, 2017

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$44,886,510	3.55%	3.34%
Tax equivalent adjustment
Federal funds sold	213	—	—
Investment securities	768,136	0.06	0.06
Loans	832,458	0.07	0.07
Total tax equivalent adjustment	1,600,807	0.13	0.13
Tax equivalent interest yield	$46,487,317	3.68%	3.47%

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

The forward-looking statements presented herein with respect to, among other things: (a) our objectives, expectations and intentions, including (i) that, going forward, the BYBK acquisition will continue to generate increased earnings and increased returns for our stockholders, (ii) anticipated increases in certain non-interest expenses and that net interest income will continue to increase during the remainder of 2018 and during 2019, (iii) the amount of potential problem loans, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) expected losses on and our intentions with respect to our investment securities, (vi) continued earnings on bank owned life insurance, (vii) expanding fee income and generating extensions of core banking services, (viii) hiring and acquisition possibilities, (ix) that we expect to continue to record expenses related to conversion, contract cancelation, and personnel in connection with the BYBK acquisition during the fourth quarter of 2018 and to achieve operating cost savings as a result of the acquisition, and (x) cash flows we expect to receive on impaired loans we acquired from Bay Bank; (b) sources of and sufficiency of liquidity; (c) the impact of outstanding off-balance sheet commitments; (d) the adequacy of the allowance for loan losses; (e) expected loan, deposit, balance sheet and earnings growth; (f)  expectations with respect to the impact of pending legal proceedings; (g) the anticipated impact of recent accounting pronouncements; (h) continuing to meet regulatory capital requirements; (i) improving earnings per share and stockholder value; and (j) financial and other goals and plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. We have no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2018 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2017.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at September 30, 2018 and December 31, 2017. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	September 30, 2018
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	1,009	—	—	—	1,009
Investment securities	1,496	2,776	4,255	207,831	216,358
Loans	429,203	79,162	1,006,324	873,835	2,388,524
Total interest earning assets	431,738	81,938	1,010,579	1,081,666	2,605,921
Interest Bearing Liabilities:
Interest-bearing transaction deposits	442,758	221,636	—	—	664,394
Savings accounts	73,788	73,788	73,788	—	221,364
Time deposits	91,974	340,532	342,169	468	775,143
Total interest-bearing deposits	608,520	635,956	415,957	468	1,660,901
FHLB advances	235,000	—	—	—	235,000
Other borrowings	37,535	—	—	38,305	75,840
Total interest-bearing liabilities	881,055	635,956	415,957	38,773	1,971,741
Period Gap	$(449,317)	$(554,018)	$594,622	$1,042,893	$634,180
Cumulative Gap	$(449,317)	$(1,003,335)	$(408,713)	$634,180
Cumulative Gap/Total Assets	(15.33)%	(34.23)%	(13.94)%	21.64%

	Interest Sensitivity Analysis
	December 31, 2017
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	257	—	—	—	257
Investment securities	1,499	3,304	623	212,927	218,353
Loans	291,403	115,769	771,105	521,991	1,700,268
Total interest earning assets	293,189	119,073	771,728	734,918	1,918,908
Interest Bearing Liabilities:
Interest-bearing transaction deposits	355,498	182,605	—	—	538,103
Savings accounts	44,323	44,324	44,324	—	132,971
Time deposits	98,292	183,750	247,984	—	530,026
Total interest-bearing deposits	498,113	410,679	292,308	—	1,201,100
FHLB advances	155,000	—	—	—	155,000
Other borrowings	37,612	—	—	38,107	75,719
Total interest-bearing liabilities	690,725	410,679	292,308	38,107	1,431,819
Period Gap	$(397,536)	$(291,606)	$479,420	$696,811	$487,089
Cumulative Gap	$(397,536)	$(689,142)	$(209,722)	$487,089
Cumulative Gap/Total Assets	(18.88)%	(32.73)%	(9.96)%	23.13%

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of September 30, 2018. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes in the risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there were no share repurchases by the Company during the quarter ended September 30, 2018:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

July 1 -September 30, 2018	—	—	339,237	160,763

_______________________

(1)	On February 25, 2015, Old Line Bancshares’ board of directors approved the repurchase of up to 500,000 shares of our outstanding common stock. As of September 30, 2018, 339,237 shares have been repurchased at an average price of $15.77 per share or a total cost of approximately $5.3 million.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: November 2, 2018	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

