Form 10-K
period 2018-12-31
OLD LINE BANCSHARES INC
filed 2019-03-13
CIK 1253317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

The aggregate market value of the common equity held by non-affiliates was $512.6 million as of June 30, 2018 based on a sales price of $34.91 per share of Common Stock, which is the sales price at which the Common Stock was last traded on June 29, 2018 as reported by the Nasdaq Stock Market LLC.

The number of shares outstanding of the issuer’s Common Stock was 17,043,232 as of March 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders of Old Line Bancshares, Inc., to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K.

OLD LINE BANCSHARES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

PART I

Item 1.

Cautionary Note About Forward Looking Statements

Some of the matters discussed in this annual report including under the captions “Business of Old Line Bancshares, Inc.,” “Business of Old Line Bank,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this annual report constitute forward looking statements. These forward-looking statements include: (a) our objectives, expectations and intentions, including (i) market expansion and growth in particular geographic areas, (ii) statements regarding anticipated increases in certain non-interest expenses and that net interest income will increase during 2019, (iii) maintenance of the net interest margin, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) expected losses on and our intentions with respect to our investment securities, and (vi) earnings on bank owned life insurance; (b) sources of and sufficiency of liquidity; (c) the adequacy of the allowance for loan losses; (d) expected loan, deposit, balance sheet and earnings growth; (e) that the recent acquisition of Bay Bancorp, Inc. (“BYBK”) will continue to generate increased earnings and stockholder returns and our expectations regarding operating costs savings therefrom; (f) expectations with respect to the impact of pending legal proceedings; (g) improving earnings per share and stockholder value; (h) realization of the deferred tax asset; ; (j) the impact of recent accounting pronouncements we have not yet adopted; and (k) financial and other goals and plans.

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

Old Line Bank is a Maryland-chartered trust company. Old Line Bank was originally chartered in 1989 as a national bank under the name “Old Line National Bank.” In June 2002, Old Line Bank converted to a Maryland-chartered trust company exercising the powers of a commercial bank and received a Certificate of Authority to do business from the Maryland Commissioner of Financial Regulation (the “Commissioner”).

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

Completed Mergers and Acquisitions

Bay Bancorp, Inc. On April 13, 2018, Old Line Bancshares completed its acquisition of BYBK, the parent company of Bay Bank, FSB (“Bay Bank”). In connection with the acquisition, Bay Bank was merged with and into Old Line Bank, with Old Line Bank the surviving bank. At April 13, 2018, BYBK had consolidated assets of approximately $663 million. We acquired 11 banking locations in BYBK’s primary market areas of Baltimore City and Baltimore, Anne Arundel, Howard and Harford Counties in Maryland.

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

For more information regarding our mergers and acquisitions, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Acquisition” and Note 2—Acquisition of Bay Bancorp, Inc. in the Notes to our Consolidated Financial Statements.

Location and Market Area

We consider our current market area to consist of the suburban Maryland counties of Anne Arundel, Calvert, Charles, Frederick, Harford, Howard, Prince George’s, Montgomery, and St. Mary’s (Washington, D.C. suburbs) and Baltimore and Carroll (Baltimore City suburbs). The economy in our current market area has focused on real estate development, high technology, retail and the government sector.

Our headquarters and a branch are located at 1525 Pointer Ridge Place, Bowie, Prince George’s County, Maryland. A critical component of our strategic plan and future growth is a focus on Prince George’s and Montgomery Counties. Prince George’s County wraps around the eastern boundary of Washington, D.C. and offers urban, suburban and rural settings for employers and residents. There are several national and international airports less than an hour away, as is Baltimore City. We currently have six branch locations, as well as the office that houses our mortgage origination group, in Prince George’s County.

We opened a loan production office in Silver Spring, in Montgomery County, Maryland in 2013. We opened our first branch in Rockville, Maryland, in Montgomery County in 2015 and a second location, located in the Rockville Town Center, in 2016. We acquired three more locations in Montgomery County in 2017 as a result of the DCB acquisition. These branches are located in Damascus, Clarksburg and Gaithersburg. Montgomery County is located just to the north of Washington, D.C., and is adjacent to Frederick, Howard and Prince George’s Counties in Maryland and Loudoun and Fairfax Counties in Virginia. Montgomery County is an important business and research center and is the third largest biotechnology cluster in the United States. The U.S. Department of Health and Human Services, the U.S. Department of Defense, and the U.S. Department of Commerce are among the top county employers. Several large firms are also based in the county, including Marriott International, Lockheed Martin, GEICO, and the Travel Channel. Montgomery County has the 17th highest median household income in the U.S., and the third highest in the state of Maryland. 1

We currently have four branch offices and a loan production office located in Charles County, Maryland. Just 15 miles south of the Washington Capital Beltway, Charles County is the gateway to Southern Maryland. The northern part of Charles County is the “development district” where the commercial, residential and business growth is focused. Waldorf, White Plains and the planned community of St. Charles are located here. Charles County has the 23rd highest median household income in the U.S., and the fifth highest in the state of Maryland. 1

Four of our branch offices, one of which includes a loan production office, are located in Anne Arundel County, Maryland. Anne Arundel County borders the Chesapeake Bay and is situated in the high tech corridor between Baltimore and Washington, D.C. With over 534 miles of shoreline, it provides waterfront living for many residential communities. Annapolis, the State Capital and home to the United States Naval Academy, and Baltimore/Washington International

Thurgood Marshal Airport (BWI) is located in Anne Arundel County. Anne Arundel County has one of the strongest economies in the State of Maryland and its unemployment rate is consistently below the national average.

We have two branches and a loan production office in St. Mary’s County and one branch and loan production office in Calvert County. The unemployment rates in Calvert and St. Mary’s Counties are among the lowest in the state of Maryland and also consistently rank below the national average. Calvert County, located approximately 25 miles southeast of Washington, D.C., is one of several Maryland counties that comprise the Washington Metropolitan Area and is adjacent to Anne Arundel, Prince George’s, St. Mary’s and Charles Counties. Major employers in Calvert County include municipal and government agencies and Exelon/Calvert Cliffs Nuclear Power Plant. St. Mary’s County is located approximately 35 miles southeast of Washington, D.C. It is adjacent to Charles and Calvert Counties and is home to the Patuxent River Naval Air Station, a major naval air testing facility on the east coast of the United States. Calvert and St. Mary’s Counties have the 18th and 46th highest median household income in the U.S., respectively.

We have five branches in Baltimore County and two branches in Baltimore City The market area with respect to these branches consists of the Baltimore metropolitan statistical area., The economy of the Baltimore metropolitan area constitutes a diverse cross-section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The largest employers in the Baltimore area include University System of Maryland, Johns Hopkins Hospital and Fort Meade. The Baltimore region is the 30th most populous area in the United States. 2

We have two branches in Carroll County Carroll County is bordered on the north by the Mason–Dixon line with Pennsylvania, and on the south by Howard County Carroll County is bordered on the west by Frederick County Carroll County Public Schools is the largest employer in Carroll County followed by McDaniel College.

We have two branches in Frederick County, both of which we acquired in the Damascus acquisition. Frederick County is located in the northern part of Maryland. Frederick County has experienced a rapid population increase in recent years. The county is sometimes associated with Western Maryland, depending on the definition used. It borders the southern border of Pennsylvania and the northeastern border of Virginia. Frederick County is ranked 7th in medium household income in the state of Maryland. 3

We have one branch in each of Harford and Howard Counties, Maryland, both of which we acquired upon our acquisition of Bay Bank. Harford County straddles the border between the rolling hills of the Piedmont Plateau and the flatlands of the Atlantic Coastal Plain along the Chesapeake Bay and its tributaries. The county's development is a mix of rural and suburban. Howard County, located in central Maryland, is frequently cited for its affluence, quality of life, and excellent schools. With an estimated median household income of $120,941, Howard County had the second-highest median household income of any U.S. county in 2016. 1

Lending Activities

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

______________________

1 As reported by Wikipedia according to the 2016 American Community Survey prepared by the U.S. Census Bureau.

2 As of July 1, 2017, as reported by Wikipedia as estimated by the U.S. Census Bureau.

3 Data is from the 2010 United States Census Data and the 2010-2014 American Community Survey 5-Year Estimates

Credit Policies and Administration. We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, prior to funding, the loan committee which consists of four non-employee members of the board of directors and four executive officers must approve by majority vote all credit decisions in excess of a lending officer’s lending authority. Management believes that we employ experienced lending officers, secure appropriate collateral and carefully monitor the financial condition of our borrowers and the concentrations of loans in the portfolio.

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

Residential Real Estate Lending. We offer a variety of consumer-oriented residential real estate loans. A portion of our portfolio is made up of home equity loans to individuals with a loan to value not exceeding 80%. We also offer fixed rate home improvement loans. Our home equity and home improvement loan portfolio gives us a diverse client base. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our home equity loans and lines of credit with a security interest in the borrower’s primary or secondary residence. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%. We also consider the borrower’s length of employment and prior credit history in the approval process. Typically, we require borrowers to have a credit score of at least 640, except for loans originated for sale in the secondary market, as discussed below. We do not originate subprime residential real estate loans.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single-family residential loans currently varies from $453,100 up to a maximum of $679,650 for certain high-cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $679,650. The Washington, D.C. and Baltimore areas are both considered high-cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans we originate for sale in the secondary market, we typically require a credit score of 620 or higher, with some exceptions provided we receive an approval recommendation from FannieMae, FreddieMac or the Federal Housing Administration’s (“FHA”) automated underwriting approval system.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held for sale.  The premium is recorded in income on marketable loans in non-interest income, net of commissions paid to the loan officers.

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

The primary loan-specific risks in land acquisition and land development lending are increases in local unemployment that decrease the demand for housing, deterioration of the business and/or collateral values, deterioration of the financial condition of the borrowers and/or guarantors that creates a risk of default, and that an appraisal on the collateral is not reflective of the true property value. Portfolio risks include the condition of the economy, changing demand for these types of loans, large concentration of these types of loans, and geographic concentrations of these types of loans.

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

Our consumer loan portfolio, includes indirect loans, primarily auto and RV loans. These loans are financed through dealers and the dealers receive a percentage of the finance charge, which varies depending on the terms of each loan. We use the same underwriting standards in originating these indirect loans as we do for consumer loans generally.

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

Lending Limit. As of December 31, 2018, our legal lending limit for loans to one borrower was approximately $46.6 million. As part of our risk management strategy, we may attempt to participate a portion of larger loans to other financial institutions. This strategy allows Old Line Bank to maintain customer relationships yet reduce its credit exposure. However, this strategy may not always be available.

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

Other Banking Products

We offer our customers safe deposit boxes, wire transfer services, debit cards, prepaid cards, automated teller machines at all of our branch locations, investment services, and credit cards through a third party processor. Additionally, we provide Internet and mobile banking capabilities to our customers. With our Internet banking service, our customers may view their accounts online and electronically remit bill payments. Our commercial account services include direct deposit of payroll for our commercial clients’ employees, an overnight sweep service, lockbox services and remote deposit capture service. We also provide our customers investment services including investment management, estate and succession planning, and brokerage services.

As a result of the BYBK acquisition, Old Line Bank became a member of the Point of Sale (“POS”) network sponsorship program, which allows our customers to access several processing and settlement networks; when our customers use one of these networks, Old Line Bank receives a transaction fee from the network.

Deposit Activities

Deposits are the major source of our funding. We offer a broad array of deposit products that include demand, NOW, money market and savings accounts as well as certificates of deposit. We believe that we pay competitive rates on our interest bearing deposits. As a relationship-oriented organization, we generally seek to obtain deposit relationships with our loan clients.

As our overall balance sheet position dictates, we may become more or less competitive in our interest rate structure. We do use brokered deposits as a funding mechanism. Our primary source of brokered deposits is the Promontory Interfinancial Network (Promontory). Through this deposit matching network and its certificate of deposit account and money market registry services, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network. At December 31, 2018, we do not have any brokered deposits. We did not purchase brokered deposits during 2018.

Competition

We face intense competition both in making loans and attracting deposits. We compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in our market area and elsewhere, including Internet-based and technology-oriented non-bank financial providers.

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

Employees

As of December 31, 2018, we had 348 full time and 16 part time employees. No collective bargaining unit represents any of our employees and we believe that relations with our employees are good.

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

Old Line Bancshares, Inc.

Old Line Bancshares, Inc. is a Maryland corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are subject to regulation by the Board of Governors of the Federal Reserve Board (the “Federal Reserve Board”) and the Commissioner, and are required to file periodic reports and any additional information that the Federal Reserve Board and the Commissioner may require. The Federal Reserve Board regularly examines the operations and condition of Old Line Bancshares. In addition, the Federal Reserve Board has enforcement authority over Old Line Bancshares, which includes the power to remove officers and directors and the authority to issue cease and desist orders to prevent Old Line Bancshares from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

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

The status of Old Line Bancshares as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to Maryland corporations generally, including, without limitation, federal and state securities laws.

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

The FDIC and the Commissioner regularly examine the operations and condition of Old Line Bank, including, but not limited to, its capital adequacy, reserves, loans, investments, and management practices. These examinations are for the protection of Old Line Bank’s depositors and the Deposit Insurance Fund. In addition, Old Line Bank is required to furnish quarterly and annual reports to the FDIC. The enforcement authority of the FDIC and the Commissioner include the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

The FDIC has adopted regulations regarding capital adequacy, which require member banks to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See “—Capital Adequacy Guidelines.” FDIC regulations and state law limit the amount of dividends that Old Line Bank may pay to Old Line Bancshares, Inc. See “—Dividends.”

Capital Adequacy Guidelines

Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. In addition, the regulations limit a banking organization’s ability to make capital distributions, engage in share repurchases, and pay certain discretionary bonus payments if it does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

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

Under federal prompt corrective action regulations, the bank regulatory agencies are authorized and, under certain circumstances, required, to take various “prompt corrective actions” to resolve the problems of any bank subject to their jurisdiction that is not adequately capitalized, as set forth in the next sentence. Pursuant to the Federal Deposit Insurance Corporation Improvement Act the agencies have established five capital tiers for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the prompt corrective action regulations, a bank is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common equity Tier 1 risk-based capital ratio of 6.5% or greater; (iv) a Tier 1 leverage capital ratio of 5.0% or greater; and (v) is not subject to any written order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Under certain circumstances, a bank regulatory agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the bank regulatory agency may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of December 31, 2018, Old Line Bank was “well capitalized” for this purpose and its capital exceeded all applicable requirements.

As required by Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, the federal bank regulatory agencies have proposed a new rule to establish a community bank leverage ratio (“CBLR”) that will simplify the capital adequacy measures for certain depository institutions and their holding companies that, like Old Line Bancshares and Old Line Bank, have less than $10 billion in consolidated assets. Under the proposal, most of such depository institutions (and their holding companies) that meet certain risk-based qualifying criteria (generally, those with limited amounts of off-balance sheet exposure, trading assets and liabilities, mortgage servicing assets, and temporary difference in deferred tax assets) and maintain a CBLR of more than 9.0% may opt into the proposed community bank leverage framework. Such institutions and their holding companies would not be subject to the other risk-based and leverage requirements of the current rules, as discussed above, and will be considered to have met the requirements for being considered well capitalized.

The risk-based qualifying criteria under the proposed rule include: (i) total off-balance sheet exposures of no more than 25.0% of total consolidated assets; (ii) total trading assets and liabilities of no more than 5.0% of total consolidated assets; (iii) mortgage servicing assets (“MSAs”) of no more than 25% of CBLR; and (iv) temporary difference deferred tax assets (“DTAs”) of no more than 25% of CBLR tangible equity. Under the proposed rule, CBLR would be calculated as the ratio of tangible equity capital (CBLR tangible equity) divided by average total consolidated assets. CBLR tangible equity would be defined as total equity capital prior to including minority interests and excluding accumulated other comprehensive income (AOCI), DTAs arising from net operating loss and tax credit carryforwards, goodwill, and other intangible assets (other than MSAs), each as of the most recent calendar quarter. Average total consolidated assets would be calculated in a manner similar to the current Tier 1 leverage ratio denominator in that amounts deducted from the CBLR numerator would also be excluded from the CBLR denominator. The proposed rule would also permit more flexibility with respect to the types of instruments that could qualify for CBLR tangible equity.

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

Deposit Insurance Assessments

Old Line Bank’s deposits are insured by the FDIC generally up to a maximum of $250,000. The FDIC assesses deposit insurance premiums on all insured depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with institutions deemed less risky to the deposit insurance fund paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 1.5 to 40 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. Under the FDIA, the FDIC may terminate insurance of deposits upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Maryland Regulatory Assessment

The Commissioner assesses state chartered banks to cover the expense of regulating banking institutions. Old Line Bank’s asset size determines the amount of the assessment. In 2018, we paid $190 thousand to the Commissioner.

Transactions with Affiliates and Insiders

Federal and Maryland law impose restrictions on certain transactions between Maryland commercial banks and their insiders and affiliates. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted by and recorded in the minutes of the board of directors of the bank or the executive committee of the bank, if that committee is authorized to approve loans. If the executive committee approves such a loan, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to directors of a bank and certain consumer loans made to non-officer employees of the bank are exempt from the law’s coverage. Under federal law, section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O govern extensions of credit made by a bank to its directors, executive officers, and principal stockholders (“insiders”). Among other things, these provisions require that extensions of credit to insiders be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent, than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. Further, such extensions may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the bank’s capital. Extensions of credit in excess of certain limits must be also be approved by the board of directors. All of Old Line Bank’s loans to its and Old Line Bancshares’ executive officers, directors and greater than 10% stockholders, and affiliated interests of such persons, comply with the requirements of Regulation O.

Section 23A of the Federal Reserve Act and the Federal Reserve Board’s Regulation W limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such bank’s capital stock and surplus. An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank. In a holding company context, the parent bank holding company and any companies that are controlled by such parent holding company are affiliates of the bank. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees, and other similar transactions. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized in accordance with regulatory requirements and the bank’s transactions with affiliates must be consistent with safe and sound banking practices and may not involve the purchase by the bank of any low-quality asset from an affiliate. Section 23B of the Federal Reserve Act applies to covered transactions as well as certain other transactions between a bank and its affiliates and Section 23B and Regulation W require that all such transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to non-affiliates. Regulation W generally excludes a bank subsidiary from treatment as an affiliate unless the subsidiary is a depository institution, a financial subsidiary, directly controlled by an affiliate or controlling shareholder of the bank, or unless the Federal Reserve Board or other appropriate federal regulator determines by regulation or order to treat the subsidiary as a bank affiliate. All of Old Line Bank’s transactions with its affiliates comply with the applicable provisions of Sections 23A and 23B and Regulation W.

We have entered into banking transactions with our directors and executive officers and the business and professional organizations with which they are associated in the ordinary course of business. We make such loans and loan commitments in accordance with all applicable laws.

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

Liquidity

Old Line Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland commercial bank is required to have at all times a reserve equal to at least 15% of its demand deposits and at least 3% of its time deposits. Old Line Bank is also subject to the reserve requirements of Federal Reserve Board’s Regulation D, which applies to all depository institutions. During 2018, amounts in transaction accounts above $16.0 million and up to $122.3 million were required to have reserves held against them in the ratio of 3% of such amounts. Amounts above $124.2 million required reserves of 10% of the amount in excess of $122.3 million. The Federal Reserve Board changes its reserve requirements on an annual basis and Old Line Bank is subject to new requirements for 2019. Old Line Bank was in compliance with its reserve requirements at December 31, 2018 and is in compliance with its current reserve requirements.

Dividends

Old Line Bancshares, Inc. is a legal entity separate and distinct from Old Line Bank. Virtually all of Old Line Bancshares, Inc.’s revenue available for the payment of dividends on its common stock results from dividends paid to Old Line Bancshares, Inc. by Old Line Bank. Under Maryland law, Old Line Bank may declare a cash dividend, after providing for due or accrued expenses, losses, interest, and taxes, from its undivided profits or, with the prior approval of the Commissioner, from its surplus in excess of 100% of its required capital stock. Also, if Old Line Bank’s surplus is less than 100% of its required capital stock, then, until its surplus is 100% of its capital stock, Old Line Bank must transfer to its surplus annually at least 10% of its net earnings and may not declare or pay any cash dividends that exceed 90% of its net earnings. In addition to these specific restrictions, the FDIC has the ability to prohibit or limit proposed dividends if it determines that the payment of such dividends would result in Old Line Bank being in an unsafe and unsound condition.

Community Reinvestment Act

Old Line Bank is required to comply with the Community Reinvestment Act (“CRA”) regardless of its capital condition. The CRA requires that, in connection with its examinations of Old Line Bank, the FDIC evaluates Old Line Bank’s record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with its safe and sound operation. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. These factors are considered in, among other things, evaluating mergers, acquisitions and applications to open a branch or facility. The CRA also requires all institutions to make public disclosure of their CRA ratings. Old Line Bank received a “Satisfactory” rating in its latest CRA examination.

Standards for Safety and Soundness

Federal law requires the federal banking agencies to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Anti-Money Laundering and OFAC

Under federal law, financial institutions must maintain anti-money laundering programs that include: established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; testing of the program by an independent audit function and risk-based procedures for conducting ongoing customer due diligence. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with foreign financial institutions and foreign customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations, and they must consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions on institutions found to be violating these obligations.

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

Consumer Protection Laws

Old Line Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, as well as various state law counterparts. Further, the Consumer Financial Protection Bureau (“CFPB”) is responsible for adopting rules and regulations under the federal consumer protection laws relating to financial products and services, with which Old Line Bank must comply. The CFPB also has a broad mandate to prevent unfair, deceptive or abusive acts and practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service, and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The FDIC is responsible for examining Old Line Bank for compliance with CFPB rules and for enforcing CFPB rules with respect to Old Line Bank.

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

Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by Internet problems, other users or unrelated third parties. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, and inhibit current and potential customers from using our Internet banking services, any or all of which could have a material adverse effect on our results of operations and financial condition. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by clients and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. While we do not believe we have experienced a material cyber-security breach, we experience periodic threats to our data, systems and networks, including cyber-attacks, malware and computer virus attacks, malicious code, phishing attacks, attempted unauthorized access of accounts and attempts to disrupt our systems. Our clients’ devices, from which they may access our Internet banking services or mobile apps, are also subject to the same threats. Such threats are likely to continue, and may result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our clients’ confidential, proprietary and other information, the theft of client assets through fraudulent transactions or disruption of our or our clients’ or other third parties’ business operations. We may incur increasing costs in an effort to minimize these risks, and could be held liable for, lose business and suffer reputational damage as a result of any security breach or loss. We periodically review our security protocols and, as necessary, add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. These precautions may not, however, be effective in preventing such breaches, damage or failures. We continue to monitor developments in this area and consider whether additional protective measures are necessary or appropriate, and we have obtained insurance protection intended to cover losses due to network security breaches; there is no guarantee, however, that such insurance would cover all costs associated with any breach, damage or failure of our computer systems and network infrastructure.

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

Our business may be adversely affected by increasing prevalence of fraud and other financial crimes. As a financial institution, we are subject to risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes continue to increase. While we believe we have controls in place to detect and prevent such losses, in some cases multi-party collusion or other sophisticated methods of hiding fraud may not be readily detected or detectable and could result in losses that affect our financial condition and results of operations.

Further, financial crime is not limited to the financial services industry. Our customers could experience fraud in their businesses, which could materially impact their ability to repay their loans, and deposit customers in all financial institutions are constantly and unwittingly solicited by others in fraud schemes that vary from easily detectable and obvious attempts to high-level and very complex international schemes that could drain an account of millions of dollars and require detailed financial forensics to unravel. While we have controls in place, contractual agreements with our customers partitioning liability, and insurance to help mitigate the risk, none of these are guarantees that we will not experience a fraud-related loss, including potentially a loss that could have a material adverse effect on our financial condition, reputation and results of operations.

We rely on certain external vendors. Our business is dependent on the use of outside service providers that support our day-to-day operations including data processing and electronic communications. Our operations are exposed to the risk that a service provider may not perform in accordance with established performance standards required in our agreements for any number of reasons including equipment or network failure, a change in their senior management, their financial condition, their product line or mix and how they support existing customers, or a simple change in their strategic focus. While we have comprehensive policies and procedures in place to mitigate risk at all phases of service provider management from selection to performance monitoring and renewals, the failure of a service provider to perform in accordance with contractual agreements could be disruptive to our business, which could have a material adverse effect on our financial condition and results of operations.

Adverse changes in economic conditions could adversely affect our business, results of operations and financial condition. Our business and earnings are affected by general business conditions in the United States as well as in our local market area. Changes in prevailing economic conditions, including declining real estate values, changes in interest rates that may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events may adversely affect our financial results. We continue to operate in a challenging and uncertain economic environment. Since the recession ended almost ten years ago, economic growth has been slow by historic standards and uneven. Further, the current expansion is the second longest in U.S. history, and many economists expect economic growth to slow this year. Signs of a slowdown have already begun to surface, and according to recent surveys most economists predict that the United States will fall into a recession within the next two years.1 A return to recessionary conditions or prolonged stagnant or deteriorating economic conditions could significantly affect the markets in which we do business, the demand for our products and services, the value of our loans and investments, and our ongoing operations, costs and profitability. In any case, we expect that the business environment in the State of Maryland and the entire United States will continue to present challenges for the foreseeable future. Economic uncertainties even outside a recession, including concerns about U.S. debt levels and related governmental actions, tariffs on imports into the United States, Congress’ inability to pass yearly budgets, and cuts in government spending, may negatively impact economic conditions going forward. A return to elevated levels of unemployment, declines in the values of real estate, additional federal government shutdowns, or other events that negatively affect household and/or corporate incomes may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. Any of these events may cause us to incur losses and may adversely affect our financial condition and results of operations.

A worsening of credit markets and economic conditions could adversely affect our liquidity. Old Line Bank must maintain sufficient liquidity to ensure cash flow is available to satisfy current and future financial obligations including demand for loans and deposit withdrawals, funding of operating costs and other corporate purposes. We obtain funding through deposits and various short term and long term wholesale borrowings, including federal funds purchased, unsecured borrowings, brokered certificates of deposits and borrowings from the Federal Home Loan Bank of Atlanta (the “FHLB”) and others. Economic uncertainty and disruptions in the financial system may adversely affect our liquidity. Dramatic declines in the housing market and falling real estate prices, coupled with increased foreclosures and unemployment, resulted in significant asset value write downs by financial institutions during and after the last U.S. recession, including government sponsored entities and investment banks. These investment write downs caused financial institutions to seek additional capital. Should we experience a substantial deterioration in our financial condition or should disruptions in the financial markets restrict our funding, it would negatively impact our liquidity. Our need to comply with extensive and complex governmental regulation could have an adverse effect on our business and growth strategy, and we may be adversely affected by changes in laws and regulations. The banking industry is subject to extensive regulation by state and federal banking authorities. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not stockholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy, ability to attract and retain personnel and many other aspects of our business. These requirements may constrain our rate of growth and changes in regulations could adversely affect us. The cost of compliance with regulatory requirements could adversely affect our ability to operate profitably. Further, if we are not in compliance with such requirements, we could be subject to fines or other regulatory action that could restrict our ability to operate or otherwise have a material adverse effect on our business and financial condition. Although we believe we are in material compliance with all applicable regulations, it is possible there are violations of which we are unaware that could be discovered by our regulators in the course of an examination or otherwise, which could trigger such fines or other adverse consequences.

______________________

1 E.g. National Association for Business Economics February 2019 Economic Policy Survey, Business Economists Expect Recession by 2021, Worry about Budget Deficits; NABE Policy Panel’s View Differs from Markets’ Regarding Likely Path for Interest Rates, available at https://files.constantcontact.com/668faa28001/286fb75e-4f63-46ac-b351-7f6e78c57f67.pdf

In addition, because regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal or state regulation of financial institutions may change in the future and impact our operations. In light of the performance of and government intervention in the financial sector, there may be significant changes to the banking and financial institutions’ regulatory agencies in the future. During the past two years that Republicans have been in control of the U.S. Congress and the White House, Congress has enacted legislation slightly easing the regulatory burdens on community banks and federal banking regulators have been easing some of their rules and enforcement activities. With Democrats gaining control of the House of Representatives in January, we do not expect any further such legislative relief in the foreseeable future, and if a Democratic candidate wins the presidency and/or Democrats retain control of the House and gain control of the U.S. Senate following the 2022 election, we expect that the pace of restrictive and burdensome banking legislation and regulatory enforcement and rule changes is likely to resume following such election. Changes in regulation and oversight, including in the form of changes to statutes, regulations or regulatory policies or changes in interpretation or implementation of statutes, regulations or policies, could affect the services and products we offer, increase our operating expenses, increase compliance challenges and otherwise adversely impact our financial performance and condition. In addition, the burden imposed by these federal and state regulations may place banks in general, and Old Line Bank specifically, at a competitive disadvantage compared to less regulated competitors.

Non-Compliance with the USA PATRIOT Act, the Bank Secrecy Act or other laws and regulations could result in fines or sanctions. Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government has previously imposed laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, we cannot assure you that these policies and procedures will be effective in preventing violations of these laws and regulations

Our internal controls and procedures may fail or be circumvented. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the objectives of the system are met. Any (i) failure or circumvention of our controls and procedures, (ii) failure to adequately address any internal control deficiencies, or (iii) failure to comply with regulations related to controls and procedures could have a material effect on our business, consolidated financial condition and results of operations.

The level of our commercial real estate loans may subject us to increased lending risks and related loan losses and additional regulatory scrutiny. At December 31, 2018, our commercial real estate loan portfolio totaled $1.5 billion, or 62.5% of our total loan portfolio. Commercial real estate loans generally expose a lender to higher risk of non-payment and loss than do one-to-four family residential mortgage loans because of several factors, including that repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers, that the collateral securing these loans may not be sold as easily as residential real estate, and loan terms with a balloon payment rather than full amortization over the loan term. Further, these loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has been significantly impaired, then the Company may not be able to recover the full contractual amount of principal and interest that the Company anticipated at the time it originated the loan, which could cause us to increase its provision for loan losses and would adversely affect the our earnings and financial condition.

In addition, the FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2018 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

Because we serve a limited market area in Maryland, we are susceptible to economic downturns in our market area. As discussed above, our lending and deposit operations are concentrated in a number of Maryland counties in the Washington, D.C. and Baltimore City suburbs, as well as in Baltimore City, Maryland. While we have expanded in Maryland both organically and through acquisitions during the past several years, broad geographic diversification is not currently part of our strategic plan. As a result, our success depends in part on economic conditions in our market area. Adverse changes in economic conditions in our market area could reduce our deposit base and demand for our services and products and negatively impact growth in our loans and deposits, impair our ability to collect on our outstanding loans, increase credit losses, problem loans and charge-offs, and otherwise negatively affect our performance and financial condition. Declines in real estate values could cause some of our residential and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral. In addition, adverse changes in economic conditions in and around our market area may more severely impact our business and financial condition than our larger, more geographically diverse competitors. For example, decreases or even threatened decreases in spending or employment levels by the Federal government (a particular risk for us given the proximity of our market area to Washington, D.C.) or state and local governments could impact us to a greater degree than banking companies that serve a larger or a different geographical area. Our larger competitors may serve more geographically diverse market areas, parts of which may not be affected by the same economic conditions that may exist in our market area. Further, unexpected changes in the national and local economy may adversely affect our ability to attract deposits and to make loans. Such risks are beyond our control and may have a material adverse effect on our financial condition and results of operations and, in turn, the value of our securities.

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

Recent changes in tax laws may negatively impact our financial performance. Recent tax law changes implemented pursuant to the Tax Cuts and Jobs Act (“TCJA”), which was enacted in December 2017, contain a number of provisions that could have an impact on the banking industry, borrowers and the market for single family residential and multifamily residential real estate. These changes include: lower limits on the deductibility of mortgage interest on single family residential mortgages; limitations on deductibility of business interest expense; and limitations on the deductibility of property taxes and state and local income taxes. Such changes may have an adverse effect on the market for and valuation of single family residential properties and multifamily residential properties, as well as on the demand for such loans in the future, particularly in states, like Maryland, with high residential home prices and state and local taxes. Further, while the tax changes were in effect for 2018, we expect that many taxpayers will not recognize the impact of these changes until they prepare their 2018 tax returns, so it is likely that the impacts of these changes in this regard have not yet been reflected in the market. If home ownership or multifamily residential property ownership become less attractive, demand for mortgage loans would decrease, which could have a material adverse effect on our residential mortgage originations and loan resales and as a result our revenues, net income, operating results and financial condition. In addition, the value of the properties securing loans in our portfolio may be adversely impacted as a result of the changing economics of home ownership and multifamily residential ownership, which could require an increase in our provision for credit losses that, in turn, would reduce our profitability and could materially adversely affect our business, financial condition and results of operations. Additionally, certain borrowers could become less able to service their debts as a result of higher tax obligations. These changes could adversely affect our business, financial condition and results of operations.

We are subject to liquidity risks. We require sufficient liquidity to fund loans, accommodate liability maturities and deposit withdrawals, pay debt obligations as they come due, meet contractual obligations, and fund asset growth . Market or economic conditions outside of our control could negatively affect our access to funding sources in amounts adequate to maintain adequate levels of liquidity or the cost thereof. Deposits are our primary source of funding, although we supplement this with FHLB advances and other borrowings. A significant decrease in our deposits, an inability to renew FHLB advances or access other borrowings, an inability to obtain alternative funding to deposits or our other traditional sources of funds, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.

We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations and our business could suffer. Our success depends substantially on the skills and abilities of our executive management team, including James W. Cornelsen, President and Chief Executive Officer, Jack Welborn, Executive Vice President and Chief Lending Officer, John Miller, Executive Vice President and Chief Credit Officer, Mark A. Semanie, Executive Vice President, Chief Operating Officer and Elise M. Hubbard, Executive Vice President and Chief Financial Officer. Although we have entered into employment agreement with these executives, the existence of such agreements does not assure that we will retain their services. These executives provide valuable services to us and would be difficult to replace.

Also, our growth and success and our anticipated future growth and success, in a large part, is due and will continue to be due to the relationships maintained by our banking executives with our customers. The loss of services of one or more of these executives or of other key employees could have a material adverse effect on our operations and our business could suffer. The experienced commercial lenders that we have hired are not a party to an employment agreement with us and they could terminate their employment with us at any time and for any reason.

We may not be able to manage future growth or our growth and expansion strategy may not be successful in other respects. We have grown rapidly during the past several years, through both acquisitions and organic growth. Our ability to continue to grow depends upon our ability to attract new deposits, identify loan and investment opportunities and maintain adequate capital levels. We may also continue to grow through acquisitions of existing financial institutions or branches thereof. There is no guarantee that we will be able to maintain our recent growth rate at acceptable risk levels or at all, that future growth would be as successful and result in similar levels of increased profitability as our recent growth, or that our expansion strategy will be successful otherwise. Also, in order to effectively manage our anticipated and/or actual loan growth we have made and may continue to make additional investments in equipment and personnel, which could increase our non-interest expense. If we grow too quickly and are not able to control costs and maintain asset quality, such growth could materially and adversely affect our financial performance.

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

As of December 31, 2018, commercial and industrial and commercial real estate mortgage loans comprise approximately 76.19% of our loan portfolio. It is more difficult to estimate loan losses for these types of loans as compared to, for example, residential mortgage loans. Further, these types of loans are generally viewed as having more risk of default than residential real estate or consumer loans and typically have larger balances than residential real estate loans and consumer loans. A deterioration of one or a few of these loans could cause a significant increase in non-performing loans. Such an increase could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will become effective for us on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which would likely require us to increase our allowance for credit losses and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

We have relatively limited experience with the performance of loans acquired in our recent acquisitions of BYBK and DCB. Certain of our estimates related to accounting for acquired loans may differ from actual results. We acquired BYBK in April 2018 and DCB in July 2017. It is difficult to assess the future performance of loans recently added to our portfolio as part of these acquisitions because our relatively limited experience with such loans does not provide us with a significant history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

In addition, under U.S. GAAP requirements for business combinations, there is no loan loss allowance initially recorded for acquired loans, which are recorded at net fair value on the acquisition date. This net fair value generally includes embedded loss estimates for acquired loans with deteriorated credit quality. These estimates are based on projections of expected cash flows for these problem loans, which in many cases rely on estimates deriving from the liquidation of collateral.

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

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has among other things kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. Although such an increase is not currently considered likely, if the Federal Reserve Board continues to increase the federal funds rate in the near term, as is expected, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic growth. In addition, an increase in interest rates may, among other things, reduce loan demand and our ability to originate loans (which would also decrease our ability to generate non-interest income through the sale of loans into the secondary market), and make it more difficult for borrowers to repay adjustable-rate loans or otherwise decrease loan repayment rates. Further, as market interest rates rise, we may experience competitive pressures to increase the rates we pay on deposits. Because interest rates we pay on our deposits could be expected to increase more quickly than the increase in the yields we earn on our interest-earning assets, our net interest income would be adversely affected. In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our business borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

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

Furthermore, competition in the banking and financial services industry is coming not only from traditional competitors but from technology-oriented financial services (“FinTech”) companies, which are subject to limited regulation. They offer user friendly front-end, quick turnaround times for loans and other benefits. While we are considering the possibility of developing relationships with FinTech companies for efficiency in processing and/or as a source of loans and other, products and services we can provide to our customers, we cannot limit the possibility that our customers or future prospects will work directly with a FinTech company instead. This could impact our growth and profitability going forward.

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

Failure to keep up with technological change could negatively impact us. The financial services industry is undergoing rapid technological change with frequent introductions of new or modified technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business and, in turn, our financial condition and results of operations. Further, as these technologies continue to improve, we may be required to make significant capital expenditures in order to remain competitive, which may increase our overall expenses and have a material adverse effect on our business, financial condition, and results of operations.

We are subject to laws regarding the privacy, information security, and protection of personal information, and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations. Our business requires the collection and retention of large volumes of customer data, including personally identifiable information, in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personally identifiable information of individuals (including customers, employees, and other third parties), as well as planning for responding to data security breaches. Various federal and state laws and regulations impose data security breach notification requirements with varying levels of individual, consumer, regulatory, or law enforcement notification in the event of a security breach. Ensuring that our collection, use, transfer and storage of personally identifiable information complies with all applicable laws and regulations may increase our costs.

Furthermore, we may not be able to ensure that all of our customers, employees, counterparties, and service providers have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions. Concerns regarding the effectiveness of our measures to safeguard personally identifiable information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure, or even perceived failure, to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations, and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, operations, financial condition, and results of operations.

Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk. Our investment securities portfolio is subject to risks beyond our control that may significantly influence its fair value. These include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required us to base their fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or in interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio. Investment securities that previously were determined to be other-than-temporarily impaired could require further write-downs due to continued erosion of the creditworthiness of the issuer. Write-downs of investment securities would negatively affect our earnings and regulatory capital ratios.

Further, we have designated all of our investment securities portfolio (or 7.5% of total assets) at December 31, 2018 as available for sale. We “mark to market” temporary unrealized gains and losses in the estimated value of the available for sale portfolio and reflect this adjustment as a separate item in stockholders’ equity, net of taxes. As of December 31, 2018, we had temporary unrealized losses in our available for sale portfolio of $7.6 million ($5.5 million, net of taxes). If the market value of the investment portfolio declines, this could cause a corresponding decline in stockholders’ equity. Further, adverse changes in economic conditions could cause municipalities to report budget deficits and companies continue to report lower earnings, as happened in the last recession. Any such budget deficits and lower earnings could cause temporary and other than temporary impairment charges in our investment securities portfolio and cause us to report lower net income and a decline in stockholders’ equity.

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

We face limits on our ability to lend. The amount of our capital limits the amount that we can loan to a single borrower. Generally, under current law, we may lend up to 15% of our unimpaired capital and surplus to any one borrower. As of December 31, 2018, we were able to lend approximately $46.6 million to any one borrower. This amount is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of our legal lending limit from doing business with us. We generally try to accommodate larger loans by selling participations in those loans to other financial institutions, but this strategy is not always available. We may not be able to attract or maintain customers seeking larger loans and we may not be able to sell participations in such loans on terms we consider favorable.

We may need to raise additional capital in the future. If we are unable to obtain such capital on favorable terms or at all, we may not be able to execute on our business plans and our business, financial condition and results of operations may be adversely affected. Federal and state regulatory authorities require us to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance future growth or acquisitions, if any, or we may otherwise elect to or our regulators may require that we raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Public or private financing may not be available to us on reasonable terms or at all. Accordingly, we may not be able to raise additional capital if needed or on terms that are favorable or otherwise not dilutive to existing stockholders. Further, if we cannot raise additional capital when needed, or on desirable terms, we may be required to delay, reduce the scope of, or eliminate our growth and acquisition activities or such inability to raise capital may otherwise have a material adverse effect on our financial condition, results of operations and prospects.

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

Impairment in the carrying value of goodwill could negatively impact our earnings. At December 31, 2018, goodwill totaled $93.3 million. Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in a business combination. The estimated fair values of the acquired assets and assumed liabilities may be subject to refinement as additional information relative to closing date fair values becomes available and may result in adjustments to goodwill within the first 12 months following the closing date of the relevant acquisition. We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. There could be a requirement to evaluate the recoverability of goodwill prior to the normal annual assessment if there is a disruption in our business, unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future, which would adversely affect the results of operations. A goodwill impairment charge does not adversely affect regulatory capital ratios or tangible capital. Based on an analysis, we determined that the fair value of our reporting units exceeded the carrying value of their assets and liabilities and, therefore, goodwill was not considered impaired at December 31, 2018.

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

Shares of our common stock are equity interests and therefore subordinate to our existing and future indebtedness and preferred stock we may issue in the future. Shares of our common stock are equity interests in Old Line Bancshares and do not constitute indebtedness. As such, shares of our common stock rank junior to all indebtedness and other non-equity claims on us with respect to assets available to satisfy claims, including upon our liquidation. Holders of our common stock are also subject to the prior dividend and liquidation rights of any holders of our preferred stock that we may issue in the future.

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

Our ability to declare and pay dividends is limited by law, and we may be unable to pay future dividends. Old Line Bancshares is a separate and distinct legal entity from Old Line Bank, and it receives substantially all of its revenue from dividends from Old Line Bank. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on debt. Various federal and/or state laws and regulations limit the amount of dividends that Old Line Bank may pay to Old Line Bancshares. In the event Old Line Bank is unable to pay dividends to Old Line Bancshares, Old Line Bancshares may not be able to service debt, pay obligations or pay dividends on its common stock. The inability to receive dividends from Old Line Bank could have a material adverse effect on Old Line Bancshares’ business, financial condition and results of operations.

Anti-takeover provisions could adversely affect our stockholders. Federal and Maryland banking laws, including regulatory approval requirements, and provisions contained in our articles of incorporation and bylaws, could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. For example, our articles of incorporation authorizes our board of directors to determine the designation, preferences, limitations and relative rights of unissued preferred stock, without any vote or action by stockholders. As a result, our board of directors could authorize and issue shares of our preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock or with other terms that could impede the completion of a merger, tender offer or other takeover attempt. In addition, certain provisions of Maryland law, including a provision that restricts certain business combinations between a Maryland corporation and certain interested stockholders, may delay, discourage or prevent an attempted acquisition or change in control of Old Line Bancshares that some or all of our stockholders might consider to be desirable. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. These provisions could also discourage proxy contests and make it more difficult and expensive for holders of our common stock to elect directors other than the candidates nominated by our board of directors or otherwise remove existing directors and management, even if current management is not performing adequately. As a result, efforts by our stockholders to change our direction or management may be unsuccessful.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2018, we operate a total of 37 branch locations and nine loan production offices. Our headquarters, as discussed above, is located at 1525 Pointer Ridge Place, Bowie, Maryland in Prince George’s County. We also own the property and building located at 4201 Mitchellville Road, Bowie, Maryland, which houses our mortgage origination group.

In February 2018, we opened a new loan origination office in Towson, Maryland. Also, in February 2018, we closed our College Park, Maryland location and merged the office with the loan origination department located at our Bowie headquarters.

The following table sets forth information about the properties we own or lease at December 31, 2018.

Legacy Properties
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Annapolis Suite 100	2530 Riva Road, Annapolis, Maryland	9/2011	3,899	$15,378	10yrs 7mos	(2) 5 years
Annapolis Suite 404	2530 Riva Road, Annapolis, Maryland	6/2015	2,394	$6,496	6yrs 1mos	n/a
Bowie	1525 Pointer Ridge Place Bowie, Maryland	6/2006	38,631	Owned
Clinton	7801 Old Branch Avenue Clinton, Maryland	9/2002	2,550	$3,070	10 years	(3) 5years
College Park(1) Suite 101	9658 Baltimore Avenue College Park, Maryland	3/2008	1,916	$5,756	10 years	(2) 5 years
Waldorf - Crain Highway	2995 Crain Highway Waldorf, Maryland	6/1999	8,044	Owned
Crofton	1641 Maryland Route 3 N, Suite 109 Crofton, Maryland	7/2009	2,459	$8,512	10 years	(3) 5 years
Fairwood	12100 Annapolis Road, Suite 1 Glen Dale, Maryland	10/2009	2,863	Owned
Greenbelt	6421 Ivy Lane Greenbelt, Maryland	9/2009	33,000	$10,137	30 years	(2) 10 years
Leonardtown	23152 Newtowne Neck Road Leonardtown, Maryland	1/2017	2,505	Owned
Riverdale	6611 Baltimore Avenue, Suite 3C Riverdale Park, Maryland	6/2017	2,860	$11,917	10 years	(2) 5 years
Rockville Mortgage	1682 East Guide Drive, Suite 202 Rockville, MD	3/2018	500	$1,500	1 year	n/a
Rockville Pike	1801 Rockville Pike, Suite 100 Rockville, Maryland	11/2015	3,251	$10,361	5 years	(3) 5 years
Rockville Town Center	196A East Montgomery Avenue Rockville, Maryland	6/2016	2,142	$10,046	10 years	(2) 5 years
Silver Spring	12501 Prosperity Drive, Suite 215 Silver Spring, Maryland	3/2013	2,131	$4,531	3 years 2 mos	(1) 3 years
Towson	849 Fairmont Avenue, Suite 205 Towson, Maryland	2/2018	3,974	$9,210	7 years 3 mos	(1) 5 years

Properties Acquired April 1, 2011
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bryans Road	7175 Indian Head Highway Bryans Road, Maryland	5/1964	3,711	Owned
California	22741 Three Notch Road California, Maryland	4/1985	3,366	$6,751	5 years	(2) 5 years
Fort Washington	12740 Old Fort Road Fort Washington, Maryland	2/1973	2,800	$6,489	5 years	(1) 5 years
La Plata	101 Charles Street, Suite 102 La Plata, Maryland	4/1974	2,910	$9,670	15 years	(3) 10 years
Waldorf - Leonardtown Road	3135 Leonardtown Road Waldorf, Maryland	6/1963	7,076	Owned
Prince Frederick	691 Prince Frederick Boulevard Prince Frederick, Maryland	8/1999	3,400	$11,222	20 years	N/A
Waldorf Operations	3220 Old Washington Road Waldorf, Maryland	12/1988	21,064	Owned

Properties Acquired May 10, 2013
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Bowie	4201 Mitchellville Road Bowie, Maryland	4/1997	43,600	Owned
Millersville	676 Old Mill Road Millersville, Maryland	8/2005	2,000	$5,417	5 years	(2) 5 years
Properties Acquired December 4, 2015
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Hunt Valley (1)	10620 York Road Hunt Valley, Maryland	6/2005	6,160	$14,852	20 years	(4) 5 years
Westminster	1046 Baltimore Boulevard Westminster, Maryland	12/2001	3,391	$7,585	20 years	(1) 10 years
Properties Acquired July 29, 2017
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Airpark	7601 - I Airpark Road Gaithersburg, Maryland	2/2016	1,440	$2,649	5 years	(3) 5 years
Clarksburg	23400 Frederick Road Clarksburg, Maryland	2/2000	2,892	Owned
Damascus	26500 Ridge Road Damascus, Maryland	7/1988	18,016	Owned
Damascus Mortgage	26437 Ridge Road, Suite 3 Damascus, Maryland	10/2015	2,500	$4,456	5 years	(1) 5 years
Frederick	5010 Buckeystown Pike, Suite 112 Frederick, Maryland	1/2017	1,401	$3,716	5 years	(1) 5 years
Green Valley	11801 Fingerboard Road Monrovia, Maryland	11/2004	1,200	$1,480	3 years	(2) 3 years
Mount Airy	201 East Ridgeville Boulevard Mount Airy, Maryland	8/2009	2,178	Owned

Properties Acquired April 13, 2018
Location	Address	Opened Date	Square Feet	Monthly Lease Amount	Term	Renewal Option
Arbutus	4600 Wilkens Avenue, Suite 105 Arbutus, Maryland	5/2016	2,234	$3,912	5 years	(1) 5 years
Bel Air	602 Hoagie Drive Bel Air, Maryland	11/2003	38,515	$9579	20 years	(4) 5 years
Canton-Highlandtown	531 South Conkling Street Baltimore, Maryland	7/1980	2,744	Owned
Cockeysville	10301 York Road Cockeysville, Maryland	1/2006	29,427	$14,766	20 years	(4) 5 years
Columbia	7151 Columbia Gateway Drive, Suite A Columbia, Maryland	3/2009	20,427	$25,511	10 years	n/a
East Joppa Road	1740 East Joppa Road Baltimore, Maryland	10/2016	2,565	$4,275	5 years	(2) 5 years
Glen Burnie	427 Crain Highway, NE Glen Burnie, Maryland	6/1995	3,952	Owned
Lutherville	2328 West Joppa Road, Suite 100 Lutherville, Maryland	10/2015	3,600	$9,716	4 years	n/a
North Charles Street	344 N. Charles Street Baltimore, Maryland	4/2013	3,600	$6,624	10 years	(2) 5 years
Perry Hall	4040 Schroeder Avenue Perry Hall, Maryland	8/2007	42,000	$17,082	20 years	(4) 5 years
Pikesville	1726 Reisterstown Road, Suite 101 Baltimore, Maryland	10/2010	2,000	$3,750	5 years	(3) 5 years

(1) Location closed effective July 2018

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the Nasdaq Capital Market under the trading symbol “OLBK”.

At December 31, 2018, there were 17,031,052 shares of our common stock issued and outstanding held by approximately 1,797 stockholders of record. There were 296,523 shares of common stock issuable on the exercise of outstanding stock options, 210,813 of which were issuable pursuant to options that are currently exercisable.

Issuer Purchases of Equity Securities

As reflected in the following table, we repurchased 8,364 shares of our common stock during the quarter ended December 31, 2018:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

October 1 - December 31, 2018	8,364	24.76	8,364	841,636

_________________________

(1)	On November 28, 2018, Old Line Bancshares’ board of directors approved the repurchase of up to 850,000 shares of our outstanding common stock. This repurchase approval replaces the previous authorization for Old Line Bancshares to repurchase up to 500,000 shares of its common stock, approved in February 2015, pursuant to which there were 160,763 shares remaining available to be repurchased, which prior authorization was terminated upon approval of the new repurchase authorization. As of December 31, 2018, 8,364 shares had been repurchased under the current authorization at an average price of $24.76 per share or a total cost of approximately $207 thousand.

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

December 31,	2018	2017	2016	2015	2014
	(Dollars in thousands except per share data)
Earnings and dividends:
Interest income	$111,274	$73,613	$60,465	$51,453	$45,603
Interest expense	21,328	11,499	7,525	4,864	3,900
Net interest income	89,946	62,114	52,940	46,589	41,703
Provision for loan losses	1,849	955	1,585	1,311	2,827
Non-interest income	11,981	7,801	8,256	6,845	5,957
Non-interest expense	62,691	44,843	39,643	36,276	35,046
Income taxes	10,169	8,153	6,813	5,382	2,694
Net income	27,218	15,964	13,155	10,464	7,093
Less: Net gain (loss) attributable to the non-controlling interest	-	-	62	(4)	(37)
Net income available to common stockholders	27,218	15,964	13,217	10,468	7,130
Per common share data:
Basic earnings	$1.73	$1.38	$1.21	$0.98	$0.66
Diluted earnings	1.71	1.35	1.20	0.97	0.65
Dividends paid	0.38	0.32	0.24	0.21	0.18
Common stockholders book value, period end	21.77	16.61	13.81	13.31	12.51
Common stockholders tangible book value, period end	15.39	14.10	12.59	12.00	11.38
Average common shares outstanding
Basic	15,713,572	11,588,045	10,837,939	10,647,986	10,786,017
Diluted	15,913,195	11,799,184	10,997,485	10,784,323	10,935,182
Common shares outstanding, period end	17,031,052	12,508,332	10,910,915	10,802,560	10,810,930
Balance Sheet Data:
Total assets	$2,950,007	$2,105,613	$1,709,020	$1,510,089	$1,227,519
Total loans, less allowance for loan losses	2,420,793	1,700,765	1,369,594	1,155,147	931,121
Total investment securities	219,706	218,353	199,505	194,706	161,680
Total deposits	2,296,049	1,652,903	1,325,881	1,235,880	1,015,739
Stockholders’ equity	370,771	207,727	150,667	143,989	135,264
Performance Ratios:
Return on average assets	1.01%	0.84%	0.83%	0.79%	0.60%
Return on average stockholders’ equity	8.29%	8.53%	8.83%	7.54%	5.45%
Total ending equity to total ending assets	12.57%	9.87%	8.82%	9.54%	11.02%
Average equity to average total assets	12.15%	9.86%	9.37%	10.49%	10.95%
Net interest margin(1)	3.75%	3.69%	3.79%	4.08%	4.15%
Dividend payout ratio for period	22.43%	23.50%	19.79%	21.47%	27.23%
Asset Quality Ratios:
Allowance to period-end loans	0.31%	0.35%	0.45%	0.43%	0.46%
Non-performing assets to total assets	0.20%	0.18%	0.59%	0.56%	0.65%
Non-performing loans to allowance for loan losses	65.58%	31.76%	103.04%	120.04%	121.61%
Capital Ratios:
Tier 1 risk-based capital	10.2%	9.6%	9.5%	10.7%	12.3%
Total risk-based capital	11.8%	11.8%	12.3%	11.1%	12.7%
Leverage capital ratio	9.4%	8.8%	8.6%	9.1%	9.9%
Common Equity Tier 1	10.0%	9.4%	9.2%	10.7

______________________

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operating—Reconciliation of Non-GAAP Measures.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We operate a general commercial banking business, accepting deposits and making loans and investments.

The following highlights contain financial data and events that occurred during 2018:

•	The merger with BYBK became effective on April 13, 2018, resulting in total assets of $2.9 billion.

•	Net income increased $11.3 million or 70.5% to $27.2 million, or $1.73 per basic and $1.71 per diluted share, for the twelve month period ended December 31, 2018, from $16.0 million, or $1.38 per basic and $1.35 per diluted share, for the twelve months ended December 31, 2017.

•	Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.01% and 8.29%, respectively, compared to ROAA and ROAE of 0.84% and 8.53%, respectively, for the twelve months ended December 31, 2017. Excluding merger-related expenses, adjusted ROAA and ROAE (each a non-GAAP financial measure) would have been 1.29% and 10.62%, respectively, for the twelve months ended December 31, 2018 and 0.99% and 9.77% for the twelve months ended December 31, 2017.

•	Our efficiency ratio was 61.51% and 64.14%, respectively, for the twelve months ended December 31, 2018 and 2017. Excluding merger-related expenses, the adjusted efficiency ratio (a non-GAAP financial measure) was 52.28% for the twelve months ended December 31, 2018 compared to 58.44% for the same period of 2017.

•	The net interest margin was 3.75% compared to 3.69% for the twelve months ended December 31, 2017. Total yield on interest earning assets increased to 4.63% compared to 4.35% for the twelve months ended December 31, 2017.

•	Net loans held for investment increased $712.9 million to $2.4 billion from $1.7 billion at December 31, 2017. Organic loan growth was $313.5 million, or 23.15%.

•	Average gross loans increased $675.6 million, or 44.29%, during the twelve month periods ended December 31, 2018, to $2.4 billion from $1.5 billion during the twelve month period ended December 31, 2017. This increase is the result of the acquisition of BYBK and organic growth.

•	We sold troubled acquired loans totaling $25.3 million.

•	Total assets increased $844.4 million, or 40.10%, primarily due to increases of $712.9 million in loans held for investment, $68.2 million in goodwill, $26.3 million in bank owned life insurance, $9.1 million in core deposit intangibles, and $9.3 million in cash and cash equivalents.

•	Total deposits grew by $643.1 million, or 38.91%, since December 31, 2017.

•	Non-performing assets to total assets remain consistent at 0.20% at December 31, 2018 compared to 0.18% for the same period of 2017.

•	We ended 2018 with a book value of $21.77 per common share and a tangible book value of $15.39 per common share compared to $16.61 and $14.10, respectively, at December 31, 2017.

•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

Strategic Plan

We have based our strategic plan on the premise of enhancing stockholder value and growth through branching and operating profits. Our short term goals include continuing our strong pattern of organic loan and deposit growth, enhancing and maintaining credit quality, collecting payments on non-accrual and past due loans, profitably disposing of certain acquired loans and other real estate owned (“OREO”), maintaining an attractive branch network, expanding fee income, generating extensions of core banking services, and using technology to maximize stockholder value. During the past few years, we have expanded organically and by acquisition in Montgomery County, Maryland, organically in Prince George’s County and Anne Arundel County, Maryland, and by acquisition into Baltimore, Carroll, Frederick, Harford and Howard Counties, Maryland as well as Baltimore City. We use the Internet and technology to augment our growth plans. Currently, we offer our customers image technology, Internet banking with online account access and bill pay service and mobile banking. We provide selected commercial customers the ability to remotely capture their deposits and electronically transmit them to us. We will continue to evaluate cost effective ways that technology can enhance our management capabilities, products and services.

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire. We believe that the recent BYBK acquisition will continue to generate increased earnings and increased returns for our stockholders.

Although the current interest rate environment continues to present challenges for our industry, we have worked diligently towards our goal of becoming the premier community bank in Maryland. While we are uncertain about the continued pace of economic growth or the impact of the current political environment, uncertainty regarding recent tariffs imposed and that may be imposed on imports into the United States, and the growing national debt, we remain cautiously optimistic that we have identified any problem assets, that our remaining borrowers will stay current on their loans and that we can continue to grow our balance sheet and earnings.

Although the Federal Reserve Board has been slowly increasing the federal funds rate (which in turn increases market interest rates) since December 2015, including four times during 2018, interest rates are still low compared to typical interest rates before the 2007-2009 recession, and it is currently expected that any rate hikes this year will be fewer than during 2018 and not in the immediate future. Given the expectation that interest rates will, therefore, remain at historically low levels during 2019, coupled with forecasts of increased business and consumer borrowings during 2019, we believe that we can continue to grow total loans during 2019 even with a modest slowdown in the economy during 2019, although this may not come to fruition if the United States economy experiences a more severe slowdown. We also believe that we can continue to grow total deposits during 2019. As a result of this expected growth, we expect that net interest income will increase during 2019, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and occupancy and equipment expenses will be higher in 2019 and going forward generally than they were in 2018 as a result of including the expenses related to the new employees and branches we acquired in the BYBK merger for the full year 2019 and then on an ongoing basis; such expenses may increase even further if we selectively take the opportunity to add more business development talent. We will continue to look for opportunities to reduce expenses. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Recent Acquisition

Bay Bancorp, Inc. On April 13, 2018, Old Line Bancshares acquired BYBK, the parent company of Bay Bank. The aggregate merger consideration was approximately $143.6 million based on the closing sales price of Old Line Bancshares’ common stock on April 13, 2018.

In connection with the merger, Bay Bank merged with and into Old Line Bank, with Old Line Bank the surviving bank.

At April 13, 2018, BYBK had consolidated assets of approximately $633 million. This merger added 11 banking locations located in Baltimore City and Baltimore, Anne Arundel, Howard and Harford Counties in Maryland.

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

The acquired assets and assumed liabilities of BYBK and DCB were measured at estimated fair value. Management made significant estimates and exercised significant judgment in accounting for the acquisitions of BYBK and DCB. Management judgmentally assigned risk ratings to loans based on appraisals and estimated collateral values, expected cash flows, prepayment speeds and estimated loss factors to measure fair value for loans. Management used quoted or current market prices to determine the fair value of Bay Bank’s and Damascus’ investment securities.

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

Allowance for Loan Losses—We evaluate the adequacy of the allowance for loan losses based upon loan categories except for delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with loan collateral, which management evaluates separately and assigns loss amounts based upon the evaluation. We apply loss ratios to each category of loans, where we further divide the loans by risk rating and apply loss ratios by risk rating, to determine estimated loss amounts. Categories of loans are consumer loans, residential real estate, commercial real estate and commercial loans. We further divide commercial real estate by owner occupied, investment, hospitality, land acquisition and development, and junior liens.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp, WSB Holdings, Regal Bancorp, DCB and BYBK. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp, ten years for WSB Holdings, and eight years for Regal Bancorp and DCB, and 20 years for BYBK, and the estimated useful lives are periodically reviewed for reasonableness.

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

We engaged an external valuation specialist to assist us in the goodwill assessment performed at September 30, 2018, our annual test date, and determined that no impairment charge was necessary for our goodwill at that date. There have been no events subsequent to the September 30, 2018 evaluation that caused us to perform an interim review of the carrying value of goodwill.

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

TCJA significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate and implementing changes to business-related exclusions. TCJA permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. Accordingly, in the fourth quarter 2017 we recorded a provisional tax expense, based on estimates, for the effects of TCJA.

In its consolidated financial statements for the year ended December 31, 2017, Old Line Bancshares recorded an expense of $2.9 million for the effects of the change in tax law, including all materially impacted items and for which the accounting under Statement of Financial Accounting Standards, Accounting Standards Codification (“ASC”) 740, Income Taxes, is complete. Provisional amounts would include, for example, reasonable estimates that give rise to new current or deferred taxes based on certain provisions within TCJA, as well as adjustments to existing current or deferred taxes that existed prior to TCJA’s enactment date. Old Line Bancshares had maintained a deferred tax asset valuation allowance in relation to net operating loss carryovers and other items in relation to the acquisition of Regal Bank, which occurred in December 2015. Management determined that the concerns that existed at the time we established the valuation reserve relating to this acquisition no longer existed and Old Line Bancshares therefore reversed this valuation allowance in total during the fourth quarter. The effect of the reversal of the valuation reserve increased net deferred income taxes in the amount of $3.4 million, resulting in a decrease in income tax expense. The net impact of these two items was a reduction of income tax expense by $472 thousand. There were no other items for which we were unable to make reasonable estimates for effects of the tax law change.

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

	2018			2017			2016
Twelve months ended	Average		Yield or	Average		Yield or	Average		Yield or
December 31,	Balance	Interest	Rate Paid	Balance	Interest	Rate Paid	Balance	Interest	Rate Paid
Assets:
Federal funds sold(1)	$731,560	$14,739	2.01%	$528,260	$6,441	1.22%	$490,653	$2,350	0.48%
Interest bearing deposits	4,197,275	35,995	0.86	1,227,606	874	0.07	1,350,471	429	0.03
Investment securities(1)(2)
U.S. Treasury	3,139,000	63,654	2.03	3,021,320	28,143	0.93	3,002,860	19,929	0.66
U.S. government agency	13,960,007	373,082	2.67	11,197,975	288,597	2.58	17,576,233	281,652	1.60
Corporate bonds	17,443,977	880,430	5.05	11,645,056	628,622	5.40	2,562,022	130,374	5.09
Mortgage backed securities	108,721,401	2,325,176	2.14	113,386,984	2,213,346	1.95	111,803,259	2,060,415	1.84
Municipal securities	79,685,551	2,566,662	3.22	71,976,386	2,775,183	3.86	60,152,096	2,506,943	4.17
Other equity securities	10,808,617	1,163,814	10.77	8,415,799	583,180	6.93	6,408,092	383,296	5.98
Total investment securities	233,758,553	7,372,818	3.15	219,643,520	6,517,071	2.97	201,504,562	5,382,609	2.67
Loans:(1)
Commercial	298,878,486	14,376,994	4.81	186,391,285	7,596,169	4.08	151,539,645	5,998,257	3.96
Mortgage real estate	1,844,508,062	87,035,727	4.72	1,310,301,829	59,758,168	4.56	1,089,605,816	50,554,758	4.64
Consumer	57,562,161	3,825,009	6.65	28,651,307	1,900,247	6.63	6,300,586	400,245	6.35
Total loans	2,200,948,709	105,237,730	4.78	1,525,344,421	69,254,584	4.54	1,247,446,047	56,953,260	4.57
Allowance for loan losses	6,590,366	-		5,940,338	-		5,867,612	-
Total loans, net of allowance	2,194,358,343	105,237,730	4.80	1,519,404,083	69,254,584	4.56	1,241,578,435	56,953,260	4.59
Total interest earning assets(1)	2,433,045,731	112,661,282	4.63	1,740,803,469	75,778,970	4.35	1,444,924,121	62,338,648	4.31
Non-interest bearing cash	43,935,661			33,307,218			35,498,836
Premises and equipment	42,809,849			38,834,701			36,196,496
Other assets	181,587,792			85,788,571			74,839,004
Total assets(1)	2,701,379,033			1,898,733,959			1,591,458,457
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	199,385,511	345,325	0.17	116,754,118	130,322	0.11	101,028,925	122,270	0.12
Money market and NOW	628,305,210	3,533,063	0.56	473,125,699	1,863,164	0.39	394,821,212	1,014,981	0.26
Time deposits	701,055,672	10,741,119	1.53	498,710,927	5,327,545	1.07	445,419,886	4,371,583	0.98
Total interest bearing deposits	1,528,746,393	14,619,507	0.96	1,088,590,744	7,321,031	0.67	941,270,023	5,508,834	0.59
Borrowed funds	265,811,325	6,709,026	2.52	216,669,514	4,177,602	1.93	160,858,392	2,016,278	1.25
Total interest bearing liabilities	1,794,557,718	21,328,533	1.19	1,305,260,258	11,498,633	0.88	1,102,128,415	7,525,112	0.68
Non-interest bearing deposits	562,396,759			394,246,163			324,555,990
	2,356,954,477			1,699,506,421			1,426,684,405
Other liabilities	16,250,300			12,023,925			14,754,357
Non-controlling interest	-			-			979,255
Stockholders’ equity	328,174,256			187,203,613			149,040,440
Total liabilities and stockholders’ equity	$2,701,379,033			$1,898,733,959			$1,591,458,457
Net interest spread(1)			3.44			3.47			3.63
Net interest margin(1)		$91,332,749	3.75%		$64,280,337	3.69%		$54,813,536	3.79%

______________________

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

Rate/Volume Analysis

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the periods indicated. The change in interest income due to both volume and rate is reported with the rate variance.

	Twelve Months Ended December 31,			Twelve Months Ended December 31,
	2018 compared to 2017			2017 compared to 2016
	Variance due to:			Variance due to:
	Total	Rate	Volume	Total	Rate	Volume
Interest earning assets:
Federal funds sold(1)	$8,298	$5,219	$3,079	$4,091	$3,898	$193
Interest bearing deposits	35,121	28,811	6,310	445	487	(42)
Investment Securities(1)
U.S. Treasury	35,511	34,374	1,137	8,214	8,091	123
U.S. government agency	84,485	11,012	73,473	6,945	405,696	(398,751)
Corporate bonds	251,808	(43,225)	295,033	498,248	-	498,248
Mortgage backed securities	111,830	205,523	(93,693)	152,931	3,534,038	(3,381,107)
Municipal securities	(208,521)	(486,475)	277,954	268,240	(1,325,936)	1,594,176
Other	580,634	383,670	196,964	199,884	(70,848)	270,732
Loans:
Commercial	6,780,825	1,560,032	5,220,793	1,597,912	182,230	1,415,682
Mortgage real estate	27,277,559	2,136,387	25,141,172	9,203,410	(875,293)	10,078,703
Consumer	1,924,762	3,641	1,921,121	1,500,002	18,397	1,481,605
Total interest income(1)	36,882,312	3,838,969	33,043,343	13,440,322	1,880,760	11,559,562
Interest bearing liabilities:
Savings	215,003	94,176	120,827	8,052	(9,993)	18,045
Money market and NOW	1,669,899	945,338	724,561	848,183	617,803	230,380
Time deposits	5,413,574	2,798,610	2,614,964	955,962	406,338	549,624
Borrowed funds	2,531,424	1,459,980	1,071,444	2,161,324	1,314,176	847,148
Total interest expense	9,829,900	5,298,104	4,531,796	3,973,521	2,328,324	1,645,197
Net interest income(1)	$27,052,412	$(1,459,135)	$28,511,547	$9,466,801	$(447,564)	$9,914,365

______________________

(1)	Interest revenue is presented on a fully taxable equivalent (FTE) basis. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.

The fair value yield on loan accretion increased in 2018 due to an increase in the level of payoffs on acquired loans with positive accretion as compared to payoffs in 2017. The fair value accretion increased the net interest margin as follows:

	Twelve Months Ended December 31,
	2018		2017		2016
	Fair Value	% Impact on	Fair Value	% Impact on	Fair Value	% Impact on
	Accretion	Net Interest	Accretion	Net Interest	Accretion	Net Interest
	Dollars	Margin	Dollars	Margin	Dollars	Margin
Commercial loans	$511,723	0.02%	$75,437	0.00%	$35,454	0.00%
Mortgage loans	1,956,218	0.08	737,435	0.04	847,872	0.06
Consumer loans	438,690	0.02	174,098	0.01	106,581	0.01
Interest bearing deposits	282,259	0.01	249,095	0.02	259,835	0.02
Total Fair Value Accretion	$3,188,890	0.13%	$1,236,065	0.07%	$1,249,742	0.09%

Comparison of Operating Results for the Years Ended December 31, 2018 and 2017.

Net Interest Income. Net interest income before provision for loan losses for the year ended December 31, 2018 increased $27.8 million or 44.81% to $89.9 million from $62.1 million for the year ended December 31, 2017. As discussed below and outlined in detail in the Rate/Volume Analysis, this increase was almost entirely due to an increase in loan interest income resulting primarily from a $675.6 million increase in the average balance of our loans, partially offset by an increase in interest expense resulting from increases in both the average balance of and average interest rate on our interest bearing liabilities.

The growth in average interest bearing liabilities during 2018 resulted primarily from increases of $440.2 million in average interest bearing deposits, which increased to $1.5 billion for the year ended December 31, 2018 from $1.1 billion for the year ended December 31, 2017, and $49.1 million in borrowings. The average balance of our borrowings increased due to an increase in our FHLB advances. The average rate on our interest bearing liabilities increased 31 basis points in 2018 compared to 2017 due to higher rates paid on both our interest bearing deposits, primarily time deposits and, to a lesser extent, our money market and NOW deposits, and our borrowings. We increased the interest rates we paid on our deposits in order to maintain competitive rates as market interest rates increased following increases in the targeted federal funds rate during 2018. The average rate paid on our borrowings increased as a result of higher rates on our FHLB advances, which resulted from increases in the prime interest rate. We continue to adjust the mix and volume of interest earning assets and interest bearing liabilities on the balance sheet to maintain a relatively strong net interest margin.

The increases in the average balances of both our loans and interest bearing deposits was a result of the loans and deposits we acquired in the BYBK acquisition in April 2018 and, to a lesser extent, organic growth.

The average yield on our interest earning assets increased by 28 basis points from 4.35% for the year ended December 31, 2017 to 4.63% for the year ended December 31, 2018, which also contributed to the increase in interest income. This increase was primarily due to higher yields on our loans held for investment due to yields on new mortgage and commercial loans with higher average rates than those already in our portfolio and re-pricing in the loan portfolio, as well as higher yields on our investment securities available for sale. The net effect of fair value accretion/amortization on acquired loans affects our net interest income. The fair value accretion/amortization is recorded on paydowns during the period recognized and the fair value accretion on loans increased to 13 basis points in 2018 from seven basis points in the prior year. The net interest margin in 2018 benefited from a higher level of accretion on acquired loans due to a greater level of early payoffs on acquired loans with credit marks.

Our net interest margin increased to 3.75% for the year ended December 31, 2018 from 3.69% for the year ended December 31, 2017. The net interest margin increased in 2018 due to an improvement in the yield on interest earning assets and an increase in non-interest bearing deposits as a source of funding, partially offset by the increase in interest expense. The net interest margin also benefited from a higher level of accretion on acquired loans due to a higher level of early payoffs on acquired loans with credit marks during the twelve months ended December 31, 2018 compared to the same period of 2017.

Provision for Loan Losses. The provision for loan losses totaled $1.8 million for the year ended December 31, 2018, an increase of $894 thousand, or 93.56%, from the 2017 amount of $955 thousand. Management identified additional probable losses in the loan portfolio and we recorded charge-offs of $403 thousand for the year ended December 31, 2018, compared to $1.3 million for the year ended December 31, 2017. We recognized recoveries of $105 thousand in 2018 compared to $41 thousand in 2017. The increase in our provision for loan losses during the twelve months ended December 31, 2018 compared to the same period of 2017 is due to the organic growth in the loan portfolio. All our impaired loans have been adequately reserved for at December 31, 2018. The allowance for loan losses to gross loans held for investment was 0.31%, and the allowance for loan losses to non-accrual loans was 160.43%, at December 31, 2018.

Non-Interest Income. Non-interest income totaled $12.0 million for the year ended December 31, 2018, an increase of $4.2 million, or 53.59%, from the 2017 amount of $7.8 million. The following chart outlines the amounts of and changes in non-interest income for the years ended December 31, 2018 and 2017:

	Years ended December 31,
	2018	2017	$ Change	% Change
Service charges on deposit accounts	$2,773,659	$1,982,981	$790,678	39.87%
POS sponsorship program	2,026,142	-	2,026,142	100.00
Gain on sales or calls of investment securities	-	35,258	(35,258)	(100.00)
Write down on stock	(152,496)	-	(152,496)	100.00
Earnings on bank owned life insurance	1,806,381	1,167,467	638,914	54.73
Gain (loss) on disposal of assets	13,266	73,663	(60,397)	(81.99)
Gain on sale of loans	556,358	94,714	461,644	100.00
Rental income	816,807	686,217	130,590	19.03
Income on marketable loans	1,822,024	2,319,806	(497,782)	(21.46)
Other fees and commissions	2,318,810	1,440,499	878,311	60.97
Total non-interest income	$11,980,951	$7,800,605	$4,180,346	53.59%

Non-interest income increased during 2018 compared to the prior year primarily as a result of income of $2.0 million from our new POS sponsorship program, as well as increases of $878 thousand in other fees and commissions, $639 thousand in earnings on bank owned life insurance (“BOLI”), $791 thousand in service charges on deposit accounts and $462 thousand in gain on sale of loans, partially offset by a decrease of $498 thousand in income on marketable loans.

The increase in other fees and commissions is primarily due to increases of $131 thousand in rental income and $415 thousand in miscellaneous income, including other fee income and other loan fees, and $182 thousand of reversals on previously charged-off loans during 2018

The increase in earnings on BOLI is due to the $16.3 million of BOLI acquired in the BYBK acquisition and $8.5 million in new BOLI policies purchased since December 31, 2017.

The increase in service charges on deposit accounts is the result of increased income on bank debit cards due to the higher deposit base primarily as a result of the DCB and BYBK acquisitions.

The increase in gain on sale of loans (other than residential mortgage loans held for sale) is due to the sale of troubled acquired loans totaling $25.3 million during the year ended December 31, 2018, compared to the sale of one SBA loan during in the amount of $2.4 million during 2017.

Income on marketable loans consists of gain on the sale of residential mortgage loans originated for sale and any fees we receive in connection with such sales. The decrease in income on marketable loans is the result of a decrease in the premium amounts we received on residential mortgage loans that we sold in the secondary market compared to the same period of 2017 as a result on lower premium amounts on each loan sold, resulting primarily from increased competition.

Non-Interest Expenses. Non-interest expense increased $17.8 million, or 39.80%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The following chart outlines the amounts of and changes in non-interest expenses during 2018 and 2017.

	Years ended December 31,
	2018	2017	$ Change	% Change
Salaries and benefits	$26,921,563	$20,551,526	$6,370,037	31.00%
Occupancy and equipment	8,911,848	7,073,696	1,838,152	25.99
Data processing	2,671,516	1,671,720	999,796	59.81
FDIC insurance and State of Maryland assessments	1,050,536	1,001,522	49,014	4.89
Merger and integration	9,404,507	3,985,514	5,418,993	135.97
Core deposit premium amortization	2,179,452	968,880	1,210,572	124.95
Gain on sale of other real estate owned	52,937	(13,589)	66,526	(489.56)
OREO expense	190,174	301,394	(111,220)	(36.90)
Director fees	711,600	659,300	52,300	7.93
Network Services	416,335	519,652	(103,317)	(19.88)
Telephone	977,459	821,260	156,199	19.02
Other operating	9,203,311	7,302,172	1,901,139	26.04
Total non-interest expenses	$62,691,238	$44,843,047	$17,848,191	39.80%

The increase in non-interest expenses during 2018 compared to 2017 is primarily a result of increases in salaries and benefits, merger and integration, and, to a lesser degree, occupancy and equipment, data processing, core deposit amortization and other operating expenses.

We incurred $9.4 million in merger and integration expenses during the twelve months ended December 31, 2018 due to the BYBK acquisition, compared to $4.0 million of merger and integration expenses due to the DCB acquisition during 2017.

Salaries and benefits increased $6.4 million during 2018 compared to the prior year primarily as a result of the additional staff that we acquired in the BYBK and DCB acquisitions.

Occupancy and equipment expenses increased $1.8 million primarily as a result of the new branches that we acquired in the DCBB and BYBK acquisitions.

The $1.0 million increase in data processing expenses resulted from additional customer transactions due to growth.

Core deposit amortization increased $1.2 million as a result of the higher premiums resulting from the deposits we acquired in the DCBB and BYBK acquisitions.

Other operating expenses increased $1.9 million during the 2018 period due to increases in general operating costs primarily as a result of the additional branches and staff we acquired in the BYBK and DCB mergers.

Income Taxes. Income tax expense was $10.2 million (27.20% of pre-tax income) for the year ended December 31, 2018 compared to $8.2 million (33.81% of pre-tax income) for 2017. The effective tax rate decreased for 2018 primarily as a result of the decrease in the federal corporate tax income rate from 35% to 21% enacted as part of the TCJA, although the impact of the lower tax rate was partially offset by our incurring an additional $5.4 million of non-deductible merger expenses during the year ended December 31, 2018 compared to 2017.

Net Income. Net income was $27.2 million or $1.73 per basic and $1.71 per diluted common share for the year ended December 31, 2018 compared to net income of $16.0 million or $1.38 per basic and $1.35 per diluted common share for the year ended December 31, 2017. The increase in net income for 2018 was primarily the result of the increases of $27.8 million in net interest income and $4.2 million in non-interest income, partially offset by the $17.8 million increase in non-interest expenses.

Comparison of Operating Results for the Years Ended December 31, 2017 and 2016

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

The growth in both average interest earning assets and average interest bearing deposits was a result of the loans and deposits we acquired in the DCB acquisition in July 2017 and, to a lesser extent, organic growth.

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

Our net interest margin was 3.69% for the year ended December 31, 2017 compared to 3.79% for the year ended December 31, 2016. The yield on average interest earning assets increased by four basis points from 4.31% for the year ended December 31, 2016 to 4.35% for the year ended December 31, 2017. This increase was primarily due to higher yields on our investment securities, partially offset by a slight decrease in the yield on loans due to yields on new loans and re-pricing in the loan portfolio. The net effect of fair value accretion/amortization on acquired loans affects our net interest income. The fair value accretion/amortization is recorded on paydowns during the period recognized and the fair value accretion on loans decreased to seven basis points in 2017 from nine basis points in the prior year. The net interest margin in 2016 benefited from a higher level of accretion on acquired loans due to a greater level of early payoffs on acquired loans with credit marks.

Provision for Loan Losses. The provision for loan losses totaled $955 thousand for the year ended December 31, 2017, a decrease of $629 thousand, or 39.72%, from the 2016 amount of $1.6 million. Management identified additional probable losses in the loan portfolio and we recorded charge-offs of $1.3 million for the year ended December 31, 2017, compared to $410 thousand for the year ended December 31, 2016. We recognized recoveries of $41 thousand in 2017 compared to $111 thousand in 2016. The decrease in our provision for loan losses during the twelve months ended December 31, 2017 compared to the same period of 2016 is due to a decrease in our specific reserves primarily due to one large commercial borrower, consisting of 23 commercial loans totaling $3.0 million, of which $1.0 million was charged-off against the allowance for loan losses and $2.0 million was reclassified as trouble debt restructurings during the first quarter of 2017. Amounts charged off in relation to these loans during 2017 were in line with specific reserves at December 31, 2016. These trouble debt restructurings are classified as impaired and all our impaired loans have been adequately reserved for at December 31, 2017. The allowance for loan losses to gross loans held for investment was 0.35%, and the allowance for loan losses to non-accrual loans was 335.51%, at December 31, 2017.

Non-Interest Income. Non-interest income totaled $7.8 million for the year ended December 31, 2017, a decrease of $455 thousand, or 5.52%, from the 2016 amount of $8.3 million. The following chart outlines the amounts of and changes in non-interest income for the years ended December 31, 2017 and 2016:

	Years ended December 31,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$1,982,981	$1,728,636	$254,345	14.71%
Gain on sales or calls of investment securities	35,258	1,227,915	(1,192,657)	(97.13)
Earnings on bank owned life insurance	1,167,467	1,132,401	35,066	3.10
Gain (loss) on disposal of assets	73,663	(27,176)	100,839	(371.06)
Gain on sale of loans	94,714	-	94,714	100.00
Rental income	706,990	744,038	(37,048)	(4.98)
Income on marketable loans	2,319,806	2,317,648	2,158	0.09
Other fees and commissions	1,419,726	1,132,575	287,151	25.35
Total non-interest income	$7,800,605	$8,256,037	$(455,432)	(5.52)%

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

The increase in gain on sale of loans (other than residential mortgage loans held for sale) is due to the sale of one SBA loan during 2017, whereas we did not sell any portfolio loans during 2016.

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

The increase in non-interest expenses during 2017 compared to 2016 is primarily the result of increases in merger and integration expenses and, to a lesser extent, other operating expenses, salaries and benefits and occupancy and equipment expenses.

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

Net Income Available to Common Stockholders. Net income available to common stockholders was $16.0 million or $1.38 per basic and $1.35 per diluted common share for the year ended December 31, 2017 compared to net income available to common stockholders of $13.2 million or $1.21 per basic and $1.20 per diluted common share for the year ended December 31, 2016. The increase in net income available to common stockholders for 2017 was primarily the result of the $9.2 million increase in net interest income, partially offset by increases of $5.2 million in non-interest expenses and $1.3 million in income tax expense and a $455 thousand decrease in non-interest income.

Comparison of Financial Condition at December 31, 2018 and 2017

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

We have prudently managed our investment portfolio to maintain liquidity and safety. The portfolio provides a source of liquidity and collateral for borrowings as well as a means of diversifying our earning asset portfolio. While we usually intend to hold the investment securities until maturity, currently we classify all of our investment securities as available for sale. This classification provides us the opportunity to divest of securities that may no longer meet our liquidity objectives. We account for investment securities at fair value and report the unrealized appreciation and depreciation as a separate component of stockholders’ equity, net of income tax effects. Although we may sell securities to reposition the portfolio, generally, we invest in securities for the yield they produce and not to profit from trading the securities. We continually evaluate our investment portfolio to ensure it is adequately diversified, provides sufficient cash flow and does not subject us to undue interest rate risk. There are no trading securities in our portfolio.

The available for sale investment securities at December 31, 2018 amounted to $219.7 million, an increase of $1.4 million, or 0.62%, from the December 31, 2017 amount of $218.4 million. As outlined above, at December 31, 2018, all securities were classified as available for sale. During the twelve months ended December 31, 2018, we received $72.4 million in proceeds from sales, maturities or calls of, and principal pay-downs on, investment securities. This includes our sale of $51.7 million of securities that we acquired in the BYBK merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales. We used the proceeds of these securities sales primarily to fund loan growth. By comparison, we sold approximately $53.8 million of investment securities during 2017, $41.8 million of which was from, and sold immediately after, the DCB merger; we also had $7.6 million of investment securities that were called or matured during 2017. We realized gains of $164 thousand and losses of $129 thousand for a total realized net gain of $35 thousand on the sale of investment securities for the twelve months ended December 31, 2017. Principal pay downs on our MBS portfolio was $15.9 million during 2017. We used the proceeds of these securities sales to purchase $51.0 million of investment securities with a slightly higher book yield.

The fair value of available for sale securities included net unrealized losses of $7.6 million at December 31, 2018 (reflected as $5.5 million net of taxes) compared to net unrealized losses of $3.9 million (reflected as $2.3 million net of taxes) at December 31, 2017. The decline in the value of the investment securities is due to an increase in market interest rates, which resulted in a decrease in bond values. We have evaluated securities with larger unrealized losses not backed by the U.S. government and unrealized losses for an extended period of time and determined that these losses are temporary, because at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio are expected to decline or dissipate.

The following table sets forth a summary of the investment securities portfolio as of the dates indicated. Available for sale securities are reported at estimated fair value.

December 31,	2018	2017	2016
Available For Sale Securities
U.S. Treasury	$2,992,500	$3,005,391	$2,995,782
U.S. government agency	18,606,178	17,733,766	7,266,315
Corporate bonds	22,339,326	14,658,059	8,171,637
Municipal securities	77,288,704	79,555,288	67,686,805
Mortgage backed securities	98,479,054	103,400,054	113,384,665
Total Available for Sale Securities	$219,705,762	$218,352,558	$199,505,204
Equity securities	$11,150,750	$8,977,747	$8,303,347

The following table shows the maturities for the securities portfolio at December 31, 2018:

	Amortized		Average
	Cost	Fair Value	Yield

U.S. Treasury
1 year or less	$1,504,828	$1,503,516	2.24
After 1 year through 5 years	1,498,582	1,488,984	2.09
After 5 years through 10 years	-	-
After 10 years	3,003,410	2,992,500

U. S. government agencies
1 year or less	-	-	-
After 1 year through 5 years	-	-	-
After 5 years through 10 years	11,005,726	10,692,505	2.85
After 10 years	8,117,927	7,913,672	2.78
	19,123,653	18,606,177
Corporate bonds
1 year or less	1,000,000	997,595	2.05
After 1 year through 5 years	2,500,000	2,498,351	2.63
After 5 years through 10 years	18,615,768	18,843,380	5.56
After 10 years	-	-
	22,115,768	22,339,326
Municipal bonds
1 year or less	275,000	275,355	3.70
After 1 year through 5 years	832,450	829,586	1.97
After 5 years through 10 years	32,279,147	31,404,369	2.24
After 10 years	46,030,323	44,779,394	2.69
	79,416,920	77,288,704
Mortgage-backed securities
1 year or less	-	-	-
After 1 year through 5 years	63,637	64,599	4.18
After 5 years through 10 years	3,649,345	3,497,177	1.67
After 10 years	99,961,408	94,917,279	2.41
	103,674,390	98,479,055

Total Securities	$227,334,141	$219,705,762	2.72

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

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $712.9 million or 42.02% to $2.4 billion at December 31, 2018 from $1.7 billion at December 31, 2017. Commercial real estate loans increased by $365.2 million, residential real estate loans by $212.9 million, commercial and industrial loans by $143.9 million, and consumer loans decreased by $8.6 million, from their respective balances at December 31, 2017. The loan growth during the year was due to the loans that we acquired in the BYBK acquisition and, to a lesser extent, organic growth, primarily in our commercial real estate and construction permanent loan portfolios, resulting from the addition of several experienced loan officers to our team over the last year and our enhanced presence in our market area. The acquisition of the Bay Bank loan portfolio accounted for approximately $477.3 million of the growth in net loans held for investment during the year ended December 31, 2018.

Loans held for sale was $11.6 million at December 31, 2018, compared to $4.4 million at December 31, 2017. We originated $105.5 million loans sold in the secondary market resulting in income on the sale of loans of $1.8 million for the twelve months ended December 31, 2018, a decrease of $498 thousand compared to 2017.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas in Baltimore City and Anne Arundel, Baltimore, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

Major classifications of loans held for investment at December 31, 2018, 2017, 2016, 2015 and 2014 are as follows:

	December 31, 2018			December 31, 2017
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$299,266,275	$140,892,706	$440,158,981	$268,128,087	$87,658,855	$355,786,942
Investment	592,529,807	195,883,002	788,412,809	485,536,921	52,926,739	538,463,660
Hospitality	172,189,046	13,134,019	185,323,065	164,193,228	7,395,186	171,588,414
Land and A&D	71,908,761	21,760,867	93,669,628	67,310,660	9,230,771	76,541,431
Residential Real Estate
First Lien-Investment	104,084,050	48,483,340	152,567,390	79,762,682	21,220,518	100,983,200
First Lien-Owner Occupied	108,696,078	140,221,589	248,917,667	67,237,699	62,524,794	129,762,493
Residential Land and A&D	42,639,161	16,828,434	59,467,595	35,879,853	6,536,160	42,416,013
HELOC and Jr. liens	20,749,184	41,939,123	62,688,307	21,520,339	16,019,418	37,539,757
Commercial and Industrial	239,766,662	91,431,724	331,198,386	154,244,645	33,100,688	187,345,333
Consumer	16,289,147	34,919,111	51,208,258	10,758,589	49,082,751	59,841,340
Total Loans	1,668,118,171	745,493,915	2,413,612,086	1,354,572,703	345,695,880	1,700,268,583
Allowance for loan losses	(7,004,839)	(466,184)	(7,471,023)	(5,738,534)	(182,052)	(5,920,586)
Deferred loan costs, net	3,086,635	-	3,086,635	2,013,434	-	2,013,434
Total Net Loans	$1,664,199,967	$745,027,731	$2,409,227,698	$1,350,847,603	$345,513,828	$1,696,361,431

	December 31, 2016			December 31, 2015
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$238,220,475	$53,850,612	$292,071,087	$193,909,818	$57,212,598	$251,122,416
Investment	414,012,709	37,687,804	451,700,513	298,434,087	57,749,376	356,183,463
Hospitality	141,611,858	11,193,427	152,805,285	91,440,548	10,776,561	102,217,109
Land and A&D	51,323,297	6,015,813	57,339,110	50,584,469	7,538,964	58,123,433
Residential Real Estate
First Lien-Investment	72,150,512	23,623,660	95,774,172	69,121,743	31,534,452	100,656,195
First Lien-Owner Occupied	54,732,604	42,443,767	97,176,371	37,486,858	52,204,717	89,691,575
Residential Land and A&D	39,667,222	5,558,232	45,225,454	35,219,801	6,578,950	41,798,751
HELOC and Jr. liens	24,385,215	2,633,718	27,018,933	24,168,289	4,350,956	28,519,245
Commercial and Industrial	136,259,560	5,733,904	141,993,464	105,963,233	9,519,465	115,482,698
Consumer	4,868,909	139,966	5,008,875	6,631,311	243,804	6,875,115
	1,177,232,361	188,880,903	1,366,113,264	912,960,157	237,709,843	1,150,670,000
Allowance for loan losses	(6,084,478)	(110,991)	(6,195,469)	(4,821,214)	(88,604)	(4,909,818)
Deferred loan costs, net	1,257,411	-	1,257,411	1,274,533	-	1,274,533
	$1,172,405,294	$188,769,912	$1,361,175,206	$909,413,476	$237,621,239	$1,147,034,715

	December 31, 2014
	Legacy(1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$192,723,718	$27,891,137	$220,614,855
Investment	208,766,058	41,624,825	250,390,883
Hospitality	76,342,916	8,319,644	84,662,560
Land and A&D	40,260,506	4,785,753	45,046,259
Residential Real Estate
First Lien-Investment	49,578,862	24,185,571	73,764,433
First Lien-Owner Occupied	31,822,773	51,242,355	83,065,128
Residential Land and A&D	22,239,663	8,509,239	30,748,902
HELOC and Jr. liens	20,854,737	3,046,749	23,901,486
Commercial and Industrial	98,310,009	9,694,782	108,004,791
Consumer	9,068,755	313,739	9,382,494
	749,967,997	179,613,794	929,581,791
Allowance for loan losses	(4,261,835)	(20,000)	(4,281,835)
Deferred loan costs, net	1,283,455	(9,923)	1,273,532
	$746,989,617	$179,583,871	$926,573,488

______________________

(1)	As a result of the acquisitions of Maryland Bankcorp, the parent company of MB&T, in April 2011, WSB Holdings, the parent company of WSB, in May 2013, Regal Bancorp, the parent company of Regal Bank, in December 2015, DCB, the parent company of Damascus in July 2017, and BYBK, the parent company of Bay Bank, in April 2018, we have segmented the portfolio into two components, loans originated by Old Line Bank (legacy) and loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank (acquired).

The following table presents the maturities or re-pricing periods of loans outstanding at December 31, 2018:

	Loan Maturity Distribution at December 31, 2018
	1 year or less	1 - 5 years	After 5 years	Total
	(Dollars in thousands)
Commercial Real Estate:
Owner occupied	$41,214,109	$261,692,173	$137,252,699	$440,158,981
Investment	100,768,436	344,883,682	342,760,691	788,412,809
Hospitality	10,589,786	167,436,999	7,296,280	185,323,065
Land and A & D	43,000,436	38,721,728	11,947,464	93,669,628
Real Estate:
Residential First Lien-Investment	23,812,923	92,069,048	36,685,419	152,567,390
Residential First Lien-Owner Occupied	21,803,062	12,167,794	199,946,811	233,917,667
Residential—Land and A&D	43,965,565	13,908,389	1,593,641	59,467,595
HELOC and Jr. Liens	62,287,397	89,774	311,136	62,688,307
Commercial and Industrial	116,882,828	99,447,538	114,868,020	331,198,386
Consumer	3,766,466	19,062,026	28,379,766	51,208,258
Total Loans	$468,091,008	$1,049,479,151	$881,041,927	$2,398,612,086
Fixed Rates	$70,664,905	$384,879,356	$788,004,974	$1,243,549,235
Variable Rates	397,426,103	679,599,795	93,036,953	1,170,062,851
Total Loans	$468,091,008	$1,064,479,151	$881,041,927	$2,413,612,086

Bank Owned Life Insurance. At December 31, 2018, we have invested $67.9 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB, Regal Bank, Damascus and Bay Bank. BOLI increased $26.3 million during the twelve months ended December 31, 2018, primarily due to $16.3 million of bank owned life insurance we acquired in the BYBK acquisition and $8.5 million in new BOLI policies purchased since December 31, 2017. The increase also includes interest earned on these policies. Gross earnings on BOLI were $1.8 million during the year ended December 31, 2018, which earnings were partially offset by $309 thousand in expenses associated with the policies, for total net earnings of $1.5 million in 2018. We anticipate that the earnings on these policies will continue to help offset our employee benefit expenses as well as our obligations under our salary continuation agreements and supplemental life insurance agreements that we have entered into with our executive officers and that MB&T and WSB had entered into with their executive officers. There are no post-retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $196 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB, Regal Bank, Damascus or BYBK.

Annuity Plan. Our annuity plan is an interest earning investment that we purchased to fund a new supplemental retirement plan and amendments to existing retirement plans that will provide lifetime payments to two of our executive officers; we entered into these new agreements as of May 7, 2018, as described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. We invested $6.0 million during the fourth quarter of 2017 and the annuity plan was effective January 1, 2018. The annuity plan was valued at $6.3 million at December 31, 2018.

Other Real Estate Owned. As a result of the acquisitions of MB&T, WSB, Regal Bank, Damascus and Bay Bank, we have segmented the OREO into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired); we did not acquire any OREO properties as a result of the DCB acquisition. We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during 2018.

December 31, 2018	Legacy	Acquired	Total
Beginning balance	$425,000	$1,578,998	$2,003,998
Real estate acquired through foreclosure of loans	-	-	-
Acquisition of Bay Bancorp, Inc.	-	1,041,079	1,041,079
Addiitonal valuation adjustment of real estate owned		(33,840)	(33,840)
Sales/deposits on sales	(425,000)	(1,650,790)	(2,075,790)
Net realized gain/(loss)		(52,937)	(52,937)
Total end of period	$-	$882,510	$882,510

Goodwill and Core Deposit Intangible. At December 31, 2018, goodwill was $94.7 million and consisted of $633,790 related to the MB&T acquisition, $7.2 million related to the WSB acquisition, $2.0 million related to the Regal Bank acquisition, $15.3 million related to the Damascus acquisition and $69.6 million related to the Bay Bank acquisition. As a result of the acquisitions of MB&T, WSB, Regal Bank, Damascus and Bay Bank, we recorded core deposit intangibles of $21.1 million. This amount represented the premium that we paid to acquire MB&T, WSB, Regal Bank, Damascus, and Bay Bank’s core deposits over the fair value of such deposits. We are amortizing MB&T’s core deposit intangible on an accelerated basis over its estimated useful life of 18 years, WSB’s over its estimated useful life of ten years, Regal Bank’s over its estimated useful life of eight years, Damascus’ over its estimated useful life of eight years, and Bay Bank’s over its estimated useful life of 20 years. The core deposit intangible was $15.4 million and $6.3 million, respectively, at December 31, 2018 and 2017.

Deposits. Deposits increased $643.1 million, or 38.91%, to $2.3 billion at December 31, 2018, compared to $1.7 billion at December 31, 2017. This increase was comprised of a $107.3 million increase in our non-interest bearing deposits, to $559.1 million at December 31, 2018, and a $535.9 million increase in our interest bearing deposits, to $1.7 billion at December 31, 2018. These increases are due predominantly to the deposits acquired in the BYBK acquisition, which added approximately $541.4 million in deposits, as well as, to a lesser extent, new organic deposits, which increased approximately $101.7 million during the year ended December 31, 2018, due to the addition of several experienced loan officers to our team over the last year and our enhanced presence in our market area.

The following table outlines the growth in interest bearing deposits during 2018:

	December 31,	December 31,
	2018	2017	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$865,255	$530,027	$335,228	63.25%
Interest bearing checking	657,061	538,102	118,959	22.11
Savings	214,673	132,971	81,702	61.44
Total	$1,736,989	$1,201,100	$535,889	44.62%

We acquired brokered money market and certificate of deposits through the Promontory Interfinancial Network (“Promontory”). Through this deposit matching network and its certificate of deposit account registry service (CDARS) and money market account service, we have the ability to offer our customers access to FDIC-insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At December 31, 2018, we had $47.9 million in CDARS and $168.8 million in money market accounts through Promontory’s reciprocal deposit program compared to $49.2 million and $144.9 million, respectively, at December 31, 2017.

We do not currently have any brokered certificates of deposits other than CDARS. Old Line Bank did not obtain any brokered certificates of deposit during the year ended December 31, 2018. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

The following is a summary of the maturity distribution of certificates of deposit of $100,000 or more at December 31, 2018.

	Certificate of Deposit Maturity Distribution
	December 31, 2018
		Over Three	Over Six
	Three Months	Months through	Months through	Over
	or	Six	Twelve	Twelve
	Less	Months	Months	Months	Total
	(Dollars in thousands)
Certificates of deposit
Time certificates of deposit $100,000 or more	$69,138	$53,930	$171,237	$288,008	$582,313
Other time deposits of $100,000 or more	26,294	11,401	7,266	958	45,919
Total	$95,432	$65,331	$178,503	$288,966	$628,232

Borrowings. Our borrowings consist of unsecured short-term promissory notes, securities sold under agreements to repurchase, a long-term senior note, the Notes, trust preferred subordinated debentures assumed in the Regal merger and, from time to time, advances from the FHLB. At December 31, 2018, borrowings totaled $266.6 million, an increase of $35.8 million from December 31, 2017. The increase was primarily due to increases in the FHLB daily rate advance. We used the additional borrowings primarily to fund new loan originations.

The following is a summary of our short-term and long-term borrowings at December 31, 2018, 2017 and 2016:

	December 31. 2018
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Repurchase agreements	$38,184,856	1.10%	$42,444,858	$27,469,892	0.80%
FHLB daily rate advance	35,000,000	2.11	60,000,000	36,339,726	2.11
FHLB fixed rate advances	155,000,000	1.85	230,000,000	205,518,842	1.89
Total short-term borrowings	228,184,856		332,444,858	269,328,460
Long-term borrowings
Senior note, fixed at 6.28%	-	-	-	-	-
Subordinated Note - fixed to floating, due 2026	35,000,000		35,000,000	35,000,000
Discount on subordinated note	(400,151)		(448,192)	(428,362)
Issuance cost for subordinated note	(416,893)		(466,944)	(446,284)
Net carrying value for subordinated note	34,182,956	5.625	34,084,864	34,125,354	5.625
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	4.78
Acquisition fair value adjustment	(1,378,199)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	3.53
Acquisition fair value adjustment	(1,135,466)
Stock on subordinated debentures	202,000
Net carrying value	4,188,335	4.29	3,842,266	4,104,227	5.00
Total long-term borrowings	$38,371,291		72,011,994	72,354,935
Total borrowings	$266,556,147		$404,456,852	$341,683,395

	December 31. 2017
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Repurchase agreements	$37,611,971	0.80%	$37,611,971	$27,469,892	0.80%
FHLB daily rate advance	45,000,000	1.59	45,000,000	28,098,630	1.22
FHLB fixed rate advances	110,000,000	1.40	165,000,000	176,881,966	0.97
Total short-term borrowings	192,611,971		247,611,971	232,450,488
Long-term borrowings
Senior note, fixed at 6.28%	-	-	-	-	-
Subordinated Note - fixed to floating, due 2026	35,000,000		35,000,000	35,000,000
Discount on subordinated note	(452,651)		(500,692)	(480,755)
Issuance cost for subordinated note	(471,590)		(521,641)	(500,870)
Net carrying value for subordinated note	34,075,759	5.625	33,977,667	34,018,375	5.625
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	4.39
Acquisition fair value adjustment	(1,468,572)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	3.14
Acquisition fair value adjustment	(1,202,257)
Stock on subordinated debentures	202,000
Net carrying value	4,031,171	3.91	3,887,101	3,947,384	4.34
Total long-term borrowings	$38,106,930		71,842,435	71,984,134
Total borrowings	$230,718,901		$319,454,406	$304,434,622

	December 31, 2016
			Maximum		Average
		Weighted	Amount		Interest
		Average	Outstanding at	Average	Rate
	Balance at End	Interest	Any Month	Balance	During
	of Year	Rate	End	During Year	Year
Short-term borrowings
Repurchase agreements	$33,433,892	0.47%	$33,880,864	$30,573,019	0.47%
FHLB daily rate advance	30,000,000	0.80	54,000,000	32,263,661	0.65
FHLB adjustable rate advances	-	-	4,000,000	1,478,698	0.59
FHLB fixed rate advances	120,000,000	0.61	159,000,000	104,822,830	0.39
Total short-term borrowings	183,433,892		250,880,864	169,138,208
Long-term borrowings
Senior note, fixed at 6.28%	-	-	5,865,438	3,887,114	6.28
Subordinated Note - fixed to floating, due 2026	35,000,000		35,000,000	11,953,552
Discount on subordinated note	(505,151)		(525,000)	176,174
Issuance cost for subordinated note	(526,286)		(535,427)	173,339
Net carrying value for subordinated note	33,968,563	5.625	33,939,573	12,303,065	5.625
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	3.82
Acquisition fair value adjustment	(1,558,946)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	2.57
Acquisition fair value adjustment	(1,269,050)
Stock on subordinated debentures	202,000
Net carrying value	3,874,004	3.34	3,716,838	3,757,633	3.53
Total long-term borrowings	$37,842,567		77,461,421	32,250,877
Total borrowings	$221,276,459		$328,342,285	$201,389,085

The short-term promissory notes are issued to Old Line Bank’s commercial customers as an enhancement to our basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments.

Short-term borrowings from the FHLB have a remaining maturity of less than one year. The repurchase agreements listed in short term borrowings roll over daily with no fixed maturity.

Long-term borrowings consists primarily of the Notes. The fair value of the Notes, which are due in 2026, at December 31, 2018 is $34.2 million. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long-term borrowings are trust preferred subordinated debentures totaling $4.0 million (net of $2.5 million fair value adjustment) at December 31, 2018, which we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.1 million) maturing on December 14, 2035.

Old Line Bancshares also has lines of credit available as discussed in “Liquidity and Capital Resources.”

Stockholders’ Equity. Our stockholders’ equity was $370.8 million at December 31, 2018 and $207.7 million at December 31, 2017. We are considered “well capitalized” under the risk-based capital guidelines adopted by the Federal Reserve Board. Stockholders’ equity increased during 2018 primarily due to $142.6 million additional paid in capital from the BYBK acquisition, $27.2 million of net income, the issuance of $1.2 million of stock based compensation awards, and $1.0 million in proceeds from the exercise of stock options. These items were partially offset by the $6.1 million in dividends we paid on our common stock, $2.7 million in after-tax unrealized losses on available for sale securities, and $207 thousand used to repurchase outstanding shares of our common stock.

Asset Quality

Overview. Management performs reviews of all delinquent loans and foreclosed assets and directs relationship officers to work with customers to resolve potential credit issues in a timely manner. Management reports to Old Line Bank’s Loan Committee weekly and requests its approval for loans that require such approval pursuant to our loan policies. Management also reports to the board of directors with respect to certain loan matters on a monthly basis. Such reports include, among other things, information on delinquent loans and foreclosed real estate. We have formal action plans on criticized assets and provide status reports on OREO on a quarterly basis. These action plans include our actions and plans to cure the delinquent status of such loans and to dispose of foreclosed properties. The Loan Committee consists of four non-employee directors and four executive officers. We generally classify a loan as non-accrual when we do not expect collection of full principal and interest under the original terms of the loan or payment of principal or interest has become 90 days past due. Classifying a loan as non-accrual results in our no longer accruing interest on such loan and reversing any interest previously accrued but not collected. We will generally restore a non-accrual loan to accrual status when the borrower brings delinquent principal and interest payments current and we expect to collect future monthly principal and interest payments. We recognize interest on non-accrual loans only when received.

Substandard loans generally represent assets inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged. These assets have one or more well-defined weakness that jeopardize liquidation of the debt and are characterized by the distinct possibility that Old Line Bank will sustain some loss if the deficiencies are not corrected. Special mention loans generally represent currently protected, but potentially weak assets that deserve management’s close attention. If left uncorrected, the potential weaknesses may, at some future date, result in deterioration of the repayment prospects for the loan. Special mention loans constitute an unwarranted credit risk but do not expose Old Line Bank to sufficient risk to warrant adverse classification.

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

Potential problem loans are loans that management has serious doubts as to the ability of the borrowers to comply with present repayment terms. Management has identified potential problem loans classified as TDRs totaling $2.4 million that are complying with their repayment terms. With respect to these loans, management has concerns either about the ability of the borrower to continue to comply with repayment terms because of the borrower’s potential operating or financial difficulties or the underlying collateral has experienced a decline in value. These weaknesses have caused management to heighten the attention given to these loans. Potential problem loans, which are not included in non-performing assets, amounted to $26.2 million at December 31, 2018 compared to $28.9 million at December 31, 2017. At December 31, 2018, we had $13.0 million and $13.2 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $16.4 million and $12.5 million, respectively, at December 31, 2017.

We individually evaluate all acquired loans that we risk rated substandard subsequent to the acquisition, certain acquired special mention loans and all acquired TDRs for impairment. We also evaluate all loans acquired and recorded at fair value under ASC 310-30 for impairment.

Acquired Loans. Loans acquired in an acquisition are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. U.S. GAAP requires that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our expectations or payment in full of amounts due. Purchased, credit-impaired loans that perform consistent with the accretable yield expectations are not reported as non-accrual or non-performing.

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

Applicable accounting guidance requires that if we experience a decrease in the expected cash flows subsequent to its acquisition date, we establish an allowance for loan losses for such acquired loan with decreased cash flows. The allowance for loan losses reserved for potential losses on acquired loans increased to $466 thousand at December 31, 2018 from $182 thousand at December 31, 2017, as a result of a decrease in the expected cash flows on our acquired loans subsequent to their acquisition dates.

Nonperforming Assets. At December 31, 2018, our nonperforming assets totaled $5.8 million and consisted of $4.7 million of non-accrual loans, $243 thousand of loans 90 days or more past due and still accruing and OREO of $883 thousand. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated:

	Nonperforming Assets
	December 31, 2018			December 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Investment	$-	$139,247	$139,247	$-	$-	$-
Residential Real Estate:
First Lien-Owner Occupied	-	103,365	103,365	-	37,560	37,560
HELOC and Jr. Liens	-	-	-
Consumer	-	54	54	-	78,406	78,406
Total accruing loans 90 or more days past due	-	242,666	242,666	-	115,966	115,966
Non-accrued loans:
Commercial Real Estate
Owner Occupied	-	182,261	182,261	-	228,555	228,555
Investment	-	51,070	51,070	-	-	-
Land and A&D	-	45,000	45,000	-	190,193	190,193
Residential Real Estate:
First Lien-Investment	192,501	292,758	485,259	192,501	-	192,501
First Lien-Owner Occupied	262,194	2,027,974	2,290,168	281,130	872,272	1,153,402
Land and A&D	277,704	201,737	479,441	-	-	-
HELOC and Jr. Liens	-	690,732	690,732
Commercial	191,388	45,269	236,657	-	-	-
Consumer	15,658	180,846	196,504	-	-	-
Total non-accrued past due loans:	939,445	3,717,647	4,657,092	473,631	1,291,020	1,764,651
Other real estate owned (“OREO”)	-	882,810	882,810	425,000	1,578,998	2,003,998
Total non performing assets	$939,445	$4,843,123	$5,782,568	$898,631	$2,985,984	$3,884,615
Accruing Troubled Debt Restructurings
Commercial Real Estate:
Owner Occupied	$-	$1,510,628	$1,510,628	$1,560,726	$-	$1,560,726
Residential Real Estate:
First Lien-Owner Occupied	-	402,650	402,650	-	644,744	644,744
Commercial	349,387	67,791	417,178	-	-	-
Consumer	26,301	-	26,301	459,333	-	459,333
Total Accruing Troubled Debt Restructurings	$375,688	$1,981,069	$2,356,757	$2,020,059	$644,744	$2,664,803

	Nonperforming Assets
	December 31, 2016			December 31, 2015
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$-	$634,290	$634,290	$-	$-	$-
Residential Real Estate:
First Lien-Investment	-	250,000	250,000	-	-	-
Land and A&D	-	-	-	-	128,938	128,938
Consumer	19,242	-	19,242	-	499	499
Total accruing loans 90 or more days past due	19,242	884,290	903,532	-	129,437	129,437
Non-accrued loans:
Commercial Real Estate
Owner Occupied	2,370,589	-	2,370,589	2,474,813	-	2,474,813
Investment	1,346,736	-	1,346,736	-	64,447	64,447
Land and A&D	77,395	194,567	271,962	-	261,700	261,700
Residential Real Estate:
First Lien-Investment	312,061	99,293	411,354	102,443	580,696	683,139
First Lien-Owner Occupied	222,237	-	222,237	-	566,701	566,701
Commercial	1,760,824	-	1,760,824	1,842,819	-	1,842,819
Consumer	-	-	-	-	-	-
Total non-accrued past due loans:	6,089,842	293,860	6,383,702	4,420,075	1,473,544	5,893,619
Other real estate owned (“OREO”)	425,000	2,321,000	2,746,000	425,000	2,047,044	2,472,044
Total non performing assets	$6,534,084	$3,499,150	$10,033,234	$4,845,075	$3,650,025	$8,495,100
Accruing Troubled Debt Restructurings
Residential Real Estate:
First Lien-Owner Occupied	$-	$662,661	$662,661	$-	$631,777	$631,777
First Lien-Investment	-	67,397	67,397	-	-	-
Land and A&D	-	91,669	91,669	-	-	-
Commercial	-	75,701	75,701	-	79,574	79,574
Total Accruing Troubled Debt Restructurings	$-	$897,428	$897,428	$-	$711,351	$711,351

	Nonperforming Assets
	December 31, 2014
	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$-	$305,323	$305,323
Residential Real Estate:
First Lien-Investment	-	-	-
First Lien-Owner Occupied	-	-	-
Land and A&D	-	-	-
Consumer	-	-	-
Total accruing loans 90 or more days past due	-	305,323	305,323
Non-accrued loans:
Commercial Real Estate
Owner Occupied	1,849,685	55,707	1,905,392
Investment	-	-	-
Hospitality	-	-	-
Land and A&D	-	795,300	795,300
Residential Real Estate:
First Lien-Investment	113,264	310,735	423,999
First Lien-Owner Occupied	-	795,920	795,920
Land and A&D	-	-	-
Commercial	1,165,955	-	1,165,955
Consumer	120,641	-	120,641
Total non-accrued past due loans:	3,249,545	1,957,662	5,207,207
Other real estate owned (“OREO”)	475,291	1,976,629	2,451,920
Total non performing assets	$3,724,836	$4,239,614	$7,964,450
Accruing Troubled Debt Restructurings
Residential Real Estate:
First Lien-Owner Occupied	$-	$505,250	$505,250
First Lien-Investment	-	-	-
Land and A&D	-	-	-
Commercial	-	83,261	83,261
Total Accruing Troubled Debt Restructurings	$-	$588,511	$588,511

The table below reflects certain ratios regarding our non-performing assets at December 31, 2018 and 2017.

	December 31,
	2018	2017
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.06%	0.07%
Total nonperforming assets as a percentage of total assets	0.04%	0.05%
Total nonperforming assets as a percentage of total loans held for investment	0.06%	0.07%
Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.24%	0.23%
Total nonperforming assets as a percentage of total assets	0.20%	0.18%
Total nonperforming assets as a percentage of total loans held for investment	0.24%	0.23%

The table below outlines loans on non-accrual status by loan category at December 31, 2018 and 2017:

	December 31, 2018				December 31, 2017
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Residential Real Estate
First Lien-Investment	1	$192,501	$192,501	$34,588	1	$192,501	$192,501	$21,901
Owner Occupied	2	262,194	262,194	1,413	2	281,130	281,130	13,303
Land and A & D	1	277,704	277,704	16,947	-	-	-	-
Commercial	3	191,388	191,388	6,052	-	-	-	-
Consumer	3	15,658	15,658	648	-	-	-	-
Total non-accrual loans	10	939,445	939,445	59,648	3	473,631	473,631	35,204
Acquired(1)
Commercial Real Estate:
Owner Occupied	3	283,083	182,261	42,871	1	253,865	228,555	12,334
Investment	1	72,408	51,070	2,117	-	-	-	-
Land and A & D	1	328,851	45,000	176,212	2	482,467	190,193	169,657
Residential Real Estate
First Lien-Investment	3	298,187	292,758	16,682	-	-	-	-
Owner Occupied	11	2,167,249	2,027,974	201,174	5	987,505	872,272	82,452
Land and A & D	9	212,957	201,737	21,319	-	-	-	-
HELOC and Jr. Lien	2	701,430	690,732	23,529	-	-	-	-
Commercial	1	48,750	45,269	3,107	-	-	-	-
Consumer	20	183,941	180,846	6,923	-	-	-	-
Total non-accrual loans	51	$4,296,856	$3,717,647	$493,934	8	$1,723,837	$1,291,020	$264,443
Total all non-accrual loans	61	$5,236,301	$4,657,092	$553,582	11	$2,197,468	$1,764,651	$299,647

______________________

(1)	U.S.GAAP requires that we record acquired loans at fair value which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a non-performing loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-accrual legacy loans at December 31, 2018 increased $466 thousand from December 31, 2017, primarily due to the addition of one land acquisition and development loan in the amount of $277 thousand and three commercial loans aggregating $191 thousand.

Non-accrual acquired loans at December 31, 2018 increased $2.4 million from December 31, 2017, primarily due to an additional six residential real estate loans and nine land acquisition and development loans being designated as non-accrual during 2018.

OREO at December 31, 2018 decreased $1.1 million to $883 thousand from the balance of $2.0 million at December 31, 2017.

We had no legacy OREO at December 31, 2018. We sold the $425 thousand of legacy OREO that we had on December 31, 2017 during the second quarter of 2018.

Acquired OREO at December 31, 2018, decreased $696 thousand from December 31, 2017, as a result of our sale of eight acquired OREO properties during 2018 including four of the 12 OREO properties we acquired in the BYBK merger.

Delinquent Loans. The tables below present a breakdown of the recorded book balance of past due loans at December 31, 2018 and 2017:

	Past Due Loans
	Recorded Book Balance
	December 31, 2018			December 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate
Owner Occupied	$3,990,558	$-	$3,990,558	$-	$-	$-
Investment	1,729,404	3,849,944	5,579,348	1,089,022	843,706	1,932,728
Land and A&D	-	-	-	254,925	158,899	413,824
Residential Real Estate:
First Lien-Investment	179,701	896,227	1,075,928	270,822	506,600	777,422
First Lien-Owner Occupied	94,178	3,062,084	3,156,262	229	2,457,299	2,457,528
Land and A&D	883,460	413,191	1,296,651	-	-	-
HELOC and Jr. Liens	119,924	790,989	910,913	-	130,556	130,556
Commercial	670,318	1,444,347	2,114,665	51,088	261,081	312,169
Consumer	320,071	1,338,813	1,658,884	26,134	1,017,195	1,043,329
Total 30 - 89 days past due	7,987,614	11,795,595	19,783,209	1,692,220	5,375,336	7,067,556
90 or more days past due
Commercial Real Estate
Owner Occupied	-	-	-	-	-	-
Investment	-	139,247	139,247	-	-	-
Land and A&D	-	-	-	-	-	-
Residential Real Estate:
First Lien-Owner Occupied	-	103,365	103,365	-	37,560	37,560
HELOC and Jr. Liens	-	-	-	-	-	-
Consumer	-	54	54	-	78,407	78,407
Total 90 or more days past due	-	242,666	242,666	-	115,967	115,967
Total accruing past due loans	7,987,614	12,038,261	20,025,875	1,692,220	5,491,303	7,183,523

Allowance for Loan Losses. Originating loans involves a degree of risk that credit losses will occur in varying amounts according to, among other factors, the type of loans being made, the credit-worthiness of the borrowers over the term of the loans, and the quality of the collateral for the loan, if any, as well as general economic conditions. We charge the provision for loan losses to earnings to maintain the total allowance for loan losses at a level considered by management to represent its best estimate of the losses known and inherent in the portfolio that are both probable and reasonable to estimate, based on, among other factors, prior loss experience, volume and type of lending conducted, estimated value of any underlying collateral, economic conditions (particularly as such conditions relate to Old Line Bank’s market area), regulatory guidance, peer statistics, management’s judgment, past due loans in the loan portfolio, loan charge off experience and concentrations of risk (if any). We charge losses on loans against the allowance when we believe that collection of loan principal is unlikely. We add back recoveries on loans previously charged-off to the allowance.

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

In the event that our review of the adequacy of the allowance results in any unallocated amounts, we reallocate such amounts to our loan categories based on the percentage that each category represents to total gross loans. We have in place risk management practices designed to ensure timely identification of changes in loan risk profiles. Undetected losses, however, inherently exist within the portfolio. We believe that the allocation of the unallocated portion of the reserve in the manner described above is appropriate. Although we may allocate specific portions of the allowance for specific credits or other factors, the entire allowance is available for any credit that we should charge off. We will not create a separate valuation allowance for a loan unless we consider the loan impaired.

The loans classified in our held for sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at the balance sheet date and will be settled subsequent to that date. Only loans purchased by investors with recourse obligations are included in other liabilities.

We categorize loans as residential real estate loans, commercial real estate loans, commercial loans and consumer loans. We further divide commercial real estate loans by owner occupied, investment, hospitality and land acquisition and development. We also divide residential real estate by owner occupied, investment, land acquisition and development, and home equity lines of credit (“HELOC”) and junior liens. We evaluate delinquent loans and loans for which management has knowledge about possible credit problems of the borrower or knowledge of problems with collateral separately and assign loss amounts based upon the evaluation.

All loan categories are divided by risk rating and loss factors and weighted by risk rating to determine estimated loss amounts.

Within each of the above loan categories, each portfolio is sorted by the risk assessment rating of each loan as Pass, Pass-Watch, Special Mention or Substandard.

We aggregate Old Line Bank’s loss experience by category for each of the last 12 quarters and use that total to create a percentage of the loan portfolio as it existed at the beginning of the 12 quarter “look back.” We progressively tier Old Line Bank’s loss experience (Loss Factor) by risk category for Pass, Pass-Watch, Special Mention and Substandard loans by applying a higher loss factor to higher risk rated categories. Loans rated “Doubtful” or “Loss” are, by definition, impaired and will be specifically reserved based upon management’s best estimate of the loss exposure for each loan.

Qualitative factors we use to determine estimated loan loss amounts include: levels and trends in delinquencies and non-accruals; trends in volumes and terms of loans; effects of any changes in lending policies; the experience, ability and depth of management; regional and local economic trends and conditions; peer group loan loss history; concentrations of credit; quality of Old Line Bank’s loan review system; external factors, such as competition, legal and regulatory requirements; and management’s collective assessment of the appropriateness of the allowance for loan losses in light of recent trends, events, political impact and other relevant considerations.

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
December 31, 2018	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	241,994	943,709	220,513	442,479	1,848,695
Recoveries	69,469	1,250	18,350	16,144	105,213
	1,573,493	4,728,694	1,083,218	489,089	7,874,494
Loans charged off	(10,753)	-	(1,824)	(390,894)	(403,471)
Ending Balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$13,149	$-	$39,420	$1,416	$53,985
Other loans not individually evaluated	1,455,841	4,714,354	702,934	77,725	6,950,854
Acquired Loans:
Individually evaluated for impairment	93,750	14,340	339,040	19,054	466,184
Ending balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023

		Commercial	Residential
December 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	660,497	231,488	22,203	40,920	955,108
Recoveries	2,350	2,017	900	35,525	40,792
	2,035,082	4,223,657	846,623	86,007	7,191,369
Loans charged off	(773,052)	(439,922)	(2,268)	(55,541)	(1,270,783)
Ending Balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,212	$69,903	$76,496	$-	$242,611
Other loans not individually evaluated	1,141,301	3,633,760	690,396	30,466	5,495,923
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	-	182,052
Ending balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586

		Commercial	Residential
December 31, 2016	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Provision for loan losses	172,059	936,227	486,935	(10,679)	1,584,542
Recoveries	43,330	-	49,464	18,482	111,276
	1,376,707	3,990,152	1,219,361	19,416	6,605,636
Loans charged off	(4,472)	-	(395,841)	(9,854)	(410,167)
Ending Balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$609,152	$611,498	$61,365	$-	$1,282,015
Other loans not individually evaluated	735,876	3,378,654	678,371	9,562	4,802,463
Acquired Loans:
Individually evaluated for impairment	27,207	-	83,784	-	110,991
Ending balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469

		Commercial	Residential
December 31, 2015	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Provision for loan losses	675,598	495,537	282,398	(142,549)	1,310,984
Recoveries	16,068	20	135,908	58,105	210,101
	1,388,037	3,053,925	1,345,301	15,657	5,802,920
Loans charged off	(226,719)	-	(662,339)	(4,044)	(893,102)
Ending Balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$605,336	$119,198	$-	$-	$724,534
Other loans not individually evaluated	555,982	2,934,727	594,358	11,613	4,096,680
Acquired Loans:
Individually evaluated for impairment	-	-	88,604	-	88,604
Ending balance	$1,161,318	$3,053,925	$682,962	$11,613	$4,909,818

		Commercial	Residential
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$495,051	$3,569,395	$841,234	$23,533	$4,929,213
Provision for loan losses	206,558	1,668,877	843,810	108,052	2,827,297
Recoveries	12,342	122	75,149	27,319	114,932
	713,951	5,238,394	1,760,193	158,904	7,871,442
Loans charged off	(17,580)	(2,680,026)	(833,198)	(58,803)	(3,589,607)
Ending Balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$159,040	$-	$-	$56,500	$215,540
Other loans not individually evaluated	537,331	2,558,368	906,995	43,601	4,046,295
Acquired Loans:
Individually evaluated for impairment	-	-	20,000	-	20,000
Ending balance	$696,371	$2,558,368	$926,995	$100,101	$4,281,835

The following table provides our ratio of allowance for loan losses:

	At December 31,
	2018	2017	2016	2015	2014
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.31%	0.35%	0.45%	0.43%	0.46%
Non-accrual loans	160.42%	335.51%	97.05%	83.31%	82.23%
Net charge-offs to average loans	0.01%	0.08%	0.02%	0.07%	0.39%

The following tables provide a breakdown of the allowance for loan losses at the dates indicated.

	Allocation of Allowance for Loan Losses
	December 31, 2018		December 31, 2017		December 31, 2016
		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
Commercial	$1,562,741	13.72%	$1,262,030	11.02%	$1,372,234	10.39%
Commercial Real Estate	4,728,695	62.46	3,783,735	67.19	3,990,152	69.83
Residential Real Estate	1,081,394	21.70	844,355	18.27	823,521	19.41
Consumer	98,193	2.12	30,466	3.52	9,562	0.37
Total	$7,471,023	100.00%	$5,920,586	100.00%	$6,195,469	100.00%

	Allocation of Allowance for Loan Losses
	December 31, 2015		December 31, 2014
		% of Loans		% of Loans
		in Each		in Each
		Category to		Category to
	Amount	Total Loans	Amount	Total Loans
Commercial	$1,161,318	10.04%	$696,371	11.62%
Commercial Real Estate	3,053,925	66.71	2,558,368	64.62
Residential Real Estate	682,962	22.65	926,995	22.75
Consumer	11,613	0.60	100,101	1.01
Total	$4,909,818	100.00%	$4,281,835	100.00%

We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

Overall, we continue to believe that the loan portfolio remains manageable in terms of charge-offs and non-performing assets as a percentage of total loans. We remain diligent and aware of our credit costs and the impact that these can have on our financial institution, and we have taken proactive measures to identify problem loans, including in-house and independent review of larger transactions. Our policy for evaluating problem loans includes obtaining new certified real estate appraisals as needed. We continue to monitor and review frequently the overall asset quality within the loan portfolio.

Liquidity and Capital Resources

Our overall asset/liability strategy takes into account our need to maintain adequate liquidity to fund asset growth and deposit runoff. Our management monitors the liquidity position daily in conjunction with regulatory guidelines. As outlined in the borrowing section of this report, we have credit lines, unsecured, available from several correspondent banks totaling $65.0 million. Additionally, we may borrow funds from the FHLB and the Federal Reserve Bank of Richmond. We can use these credit facilities in conjunction with our normal deposit strategies, which include pricing changes to increase deposits as necessary. We can also sell available for sale investment securities or pledge investment securities as collateral to create additional liquidity. From time to time we may sell or participate out loans to create additional liquidity as required. Additional sources of liquidity include funds held in time deposits and cash from the investment and loan portfolios.

Our immediate sources of liquidity are cash and due from banks, federal funds sold and time deposits in other banks. On December 31, 2018, we had $41.5 million in cash and due from banks, $2.1 million in interest bearing accounts, and $954 thousand in federal funds sold. As of December 31, 2017, we had $33.6 million in cash and due from banks, $1.4 million in interest bearing accounts, and $257 thousand in federal funds sold.

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

Old Line Bancshares has available a $5.0 million unsecured line of credit. In addition, Old Line Bank has available lines of credit, including overnight federal funds and repurchase agreements from its correspondent banks, totaling $65.0 million at December 31, 2018. Old Line Bank has an additional secured line of credit from the FHLB of $689.0 million at December 31, 2018. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided the FHLB collateral to support up to $353.7 million of borrowings. We may increase availability by providing additional collateral. Additionally, we have provided collateral in the form of investment securities to support the $38.2 million repurchase agreement.

The following table shows Old Line Bancshares, Inc.’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized.” For a discussion of these capital requirements, see “Supervision and Regulation—Capital Adequacy Guidelines.”

December 31,	2018	2017	2016
Tier 1 Capital
Common stock	$170	$125	$109
Additional paid-in capital	293,501	148,883	106,693
Retained earnings	82,628	61,054	48,842
Add: additional tier 1 capital instruments	4,188	4,031	3,874
Less: disallowed assets	110,030	30,122	11,898
Less: deferred assets	3,612	3,870	5,699
Total Tier 1 Capital	266,845	180,101	141,921
Tier 2 Capital:
Add: additional tier 2 capital instruments	35,000	35,000	35,000
Less: deductions	-	-	-
Other	88	61	-
Allowance for loan losses	7,471	5,921	6,247
Total Risk Based Capital	$309,404	$221,083	$183,168
Risk weighted assets	$2,629,492	$1,872,984	$1,492,629

Risk Based Capital Analysis

(Dollars in thousands)

				Regulatory	To be Well
December 31,	2018	2017	2016	Minimum	Capitalized
Capital Ratios:
Tier 1 risk based capital ratio	10.2%	9.6%	9.5%	6.0%	8.0%
Total risk based capital ratio	11.8%	11.8%	12.3%	8.0%	10.0%
Leverage ratio	9.4%	8.8%	8.6%	4.0%	5.0%
Common Equity Tier 1	10.0%	9.4%	9.2%	4.5%	6.5%

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

Outstanding loan commitments and lines and letters of credit at December 31, 2018 and 2017 are as follows:

December 31,	2018	2017
	(Dollars in thousands)
Commitments to extend credit and available credit lines:
Commercial	$198,969	$132,246
Construction	232,680	132,855
Consumer	77,780	41,151
	$509,429	$306,252
Standby letters of credit	$17,513	$12,362

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. We generally require collateral to support financial instruments with credit risk on the same basis as we do for balance sheet instruments. Management generally bases the collateral required on the credit evaluation of the counterparty. Commitments generally include expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since we expect many of the commitments to expire without being drawn upon, and since it is unlikely that customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case by case basis. During periods of economic turmoil, we reevaluate many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Commitments for real estate development and construction, which totaled $232.7 million, or 45.68% of the $509.4 million of standing loan commitments and lines and letters of credit at December 31, 2018, are generally short term and turn over rapidly, with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of non-performance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In general, we make loan commitments, credit lines and letters of credit on the same terms, including with respect to collateral, as outstanding loans. We evaluate each customer’s credit-worthiness and the collateral required on a case by case basis.

We have various financial obligations, including contractual obligations and commitments. The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date.

Contractual Obligations
(Dollars in thousands)

	Within	One to	Three to	Over
	one year	three years	five years	five years	Total
Non-interest bearing deposits	$559,060	$-	$-	$-	$559,060
Interest bearing deposits	1,352,517	305,935	78,537	-	1,736,989
Short term borrowings	228,185	-	-	-	228,185
Long term borrowings	-	-	-	38,371	38,371
Purchase obligations	8,663	12,139	12,813	4,598	38,213
Operating leases	2,901	4,559	2,930	5,197	15,587
Total	$2,151,326	$322,633	$94,280	$48,166	$2,616,405

Our operating lease obligations represent rental payments for 26 branches and five loan production offices. The interest bearing obligations include accrued interest. Purchase obligations amounts represent estimated obligations under agreements to purchase goods or services that are enforceable and legally binding. The purchase obligations amounts include estimated obligations under data processing and network servicing and installation contracts, income tax payable, pension obligations and accounts payable for goods and services.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the federal tax exempt adjustments and the GAAP basis information presented in this report:

Twelve Months Ended December 31, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$89,945,597	3.70%	3.39%
Tax equivalent adjustment
Federal funds sold	332	-	-
Investment securities	639,405	0.02	0.02
Loans	747,415	0.03	0.03
Total tax equivalent adjustment	1,387,152	0.05	0.05
Tax equivalent interest yield	$91,332,749	3.75%	3.44%

Twelve Months Ended December 31, 2017

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$62,114,088	3.57%	3.35%
Tax equivalent adjustment
Federal funds sold	243	-	-
Investment securities	1,043,821	0.06	0.06
Loans	1,122,185	0.06	0.06
Total tax equivalent adjustment	2,166,249	0.12	0.12
Tax equivalent interest yield	$64,280,337	3.69%	3.47%

Twelve Months Ended December 31, 2016

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$52,939,428	3.66%	3.50%
Tax equivalent adjustment
Federal funds sold	16	-	-
Investment securities	951,978	0.07	0.07
Loans	922,114	0.06	0.06
Total tax equivalent adjustment	1,874,108	0.13	0.13
Tax equivalent interest yield	$54,813,536	3.79%	3.63%

Statements included in this this annual report on Form 10-K include non-GAAP financial measures that should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to U.S. GAAP financial measures. Our management uses these non-GAAP financial measures, and believes that these non-GAAP financial measures provide additional useful information that allows readers, to evaluate our ongoing performance and provide meaningful comparison to our peers. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under U.S. GAAP, and investors should consider our performance and financial condition as reported under U.S. GAAP and all other relevant information when assessing our performance or financial condition. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under U.S. GAAP.

Further, as the magnitude of merger-related expenses during the periods set forth below distorts our operational results, we present in the U.S. GAAP reconciliation below certain performance measures excluding the effect of the merger-related expenses during the twelve month periods ended December 31, 2018 and 2017. We believe this information is important to enable stockholders and other interested parties to assess our adjusted operational performance.

Reconciliation of Non-GAAP measures (Unaudited)	Twelve Months ended December 31, 2018	Twelve Months ended December 31, 2017
Net Income (GAAP)	$27,217,692	$15,963,814
Merger-related expenses, net of tax	7,643,988	2,902,912
Operating net income (non-GAAP)	$34,861,680	$18,866,726

Earnings per weighted average common shares, basic (GAAP)	$1.73	$1.38
Merger-related expenses, net of tax	0.49	0.25
Operating earnings per weighted average common share basic (non GAAP)	$2.22	$1.63

Earnings per weighted average common shares, diluted (GAAP)	$1.71	$1.35
Merger-related expenses, net of tax	0.48	0.25
Operating earnings per weighted average common share basic (non-GAAP)	$2.19	$1.60

Summary Operating Results (non-GAAP)
Noninterest expense (GAAP)	$62,691,238	$44,843,047
Merger-related expenses, gross	9,404,507	3,985,514
Operating noninterest expense (non-GAAP)	$72,095,745	40,857,533

Operating efficiency ratio (non-GAAP)	52.28%	58.44%

Operating noninterest expense as a % of average assets (annualized)	8.08%	2.15%

Return on average assets
Net income	$27,217,692	$15,963,814
Merger-related expenses, net of tax	7,643,988	2,902,912
Operating net income (non-GAAP)	$34,861,680	$18,866,726

Adjusted Return of Average Assets
Return on average assets (GAAP)	1.01	0.84
Effect to adjust for merger-related expenses, net of tax	0.28	0.15
Adjusted return on average assets	1.29%	0.99%

Return on average common equity
Net income available to common shareholders	$27,217,692	$15,963,814
Merger-related expenses, net of tax	7,643,988	2,902,912
Operating earnings (non-GAAP)	$34,861,680	$18,866,726

Adjusted Return on Average Equity
Return on average equity (GAAP)	8.29	8.53
Effect to adjust for merger-related expenses, net of tax	2.33	1.24
Adjusted return on average common equity (non-GAAP)	10.62%	9.77%

Impact of Inflation and Changing Prices and Seasonality

Management has prepared the financial statements and related data presented herein in accordance with U.S. GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

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

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities. The Asset and Liability Committee of Old Line Bank’s board of directors oversees this review.

The Asset and Liability Committee establishes policies to control interest rate sensitivity. Interest rate sensitivity is the volatility of a bank’s earnings resulting from movements in market interest rates. Management monitors rate sensitivity in order to reduce vulnerability to interest rate fluctuations while maintaining adequate capital levels and acceptable levels of liquidity. Monthly financial reports supply management with information to evaluate and manage rate sensitivity and adherence to policy. Old Line Bank’s asset/liability policy’s goal is to manage assets and liabilities in a manner that stabilizes net interest income and net economic value within a broad range of interest rate environments. We periodically make adjustments to the mix of assets and liabilities in an effort to achieve dependable, steady growth in net interest income regardless of the behavior of interest rates in general.

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

The table below presents Old Line Bank’s interest rate sensitivity at December 31, 2018. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	December 31, 2018
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$-	$-	$-	$30
Time deposits in other banks	-	-	-	-	-
Federal funds sold	954	-	-	-	954
Investment securities	2,776	4,882	64,437	147,611	219,706
Loans	364,674	103,417	1,064,479	881,042	2,413,612
Total interest earning assets	368,434	108,299	1,128,916	1,028,653	2,634,302
Interest Bearing Liabilities:
Interest-bearing transaction deposits	436,132	220,929	-	-	657,061
Savings accounts	71,558	71,558	71,558	-	214,674
Time deposits	136,838	343,596	384,820	-	865,254
Total interest-bearing deposits	644,528	636,083	456,378	-	1,736,989
FHLB advances	190,000	-	-	-	190,000
Other borrowings	38,185	-	-	38,371	76,556
Total interest-bearing liabilities	872,713	636,083	456,378	38,371	2,003,545
Period Gap	$(504,279)	$(527,784)	$672,538	$990,282	$630,757
Cumulative Gap	$(504,279)	$(1,032,063)	$(359,525)	$630,757
Cumulative Gap/Total Assets	(17.09)%	(34.99)%	(12.19)%	21.38%

Quarterly Data (unaudited)

(in 000’s)

	First	Second	Third	Fourth
Year Ended December 31, 2018	Quarter	Quarter	Quarter	Quarter

Interest income	$21,324	$28,169	$30,753	$31,028
Interest expense	3,642	4,860	5,867	6,959
Net interest income	17,682	23,309	24,886	24,069
Provision for loan losses	395	532	308	614
Net interest income after provision for loan losses	17,287	22,777	24,578	23,454
Income before income taxes	8,091	4,887	10,721	13,688
Income tax expense	2,026	2,161	2,456	3,526
Net income available to common stockholders	6,065	2,726	8,265	10,162
Basic earnings per common share	0.48	0.17	0.49	0.60
Diluted earnings per common share	0.48	0.17	0.48	0.59

	First	Second	Third	Fourth
Year Ended December 31, 2017	Quarter	Quarter	Quarter	Quarter

Interest income	$16,635	$17,054	$19,492	$20,432
Interest expense	2,474	2,801	3,019	3,204
Net interest income	14,161	14,253	16,473	17,228
Provision for loan losses	440	279	136	100
Net interest income after provision for loan losses	13,721	13,974	16,337	17,127
Income before income taxes	6,044	6,040	3,848	8,185
Income tax expense	2,070	2,070	1,685	2,328
Net income available to common stockholders	3,974	3,970	2,163	5,857
Basic earnings per common share	0.36	0.36	0.18	0.47
Diluted earnings per common share	0.36	0.36	0.18	0.46

	First	Second	Third	Fourth
Year Ended December 31, 2016	Quarter	Quarter	Quarter	Quarter

Interest income	$14,158	$14,614	$15,339	$16,354
Interest expense	1,546	1,638	2,000	2,341
Net interest income	12,612	12,976	13,339	14,013
Provision for loan losses	779	300	306	200
Net interest income after provision for loan losses	11,833	12,676	13,033	13,812
Income before income taxes	3,193	4,687	5,374	6,715
Income tax expense	1,043	1,554	1,831	2,385
Net income	2,150	3,133	3,543	4,330
Less: Net income (loss) attributable to the non-controlling interest	(2)	2	-	-
Net income available to common stockholders	2,152	3,131	3,543	4,330
Basic earnings per common share	0.20	0.29	0.33	0.40
Diluted earnings per common share	0.20	0.28	0.32	0.39

Item 8. Financial Statements

The following consolidated financial statements are filed with this report:

Reports of Independent Registered Public Accounting Firms

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Old Line Bancshares, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Old Line Bancshares, Inc. and Subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, Old Line Bancshares, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of Old Line Bancshares, Inc. as of December 31, 2018 and 2017, and for each of the years in the three years ended December 31, 2018, and our report dated March 13, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2018 has excluded Bay Bancorp, Inc. acquired on April 13, 2018. We have also excluded Bay Bancorp, Inc. from the scope of our audit of internal control over financial reporting. Bay Bancorp, Inc. constituted 17.27 percent of consolidated revenue (total net interest income and total noninterest income) for the year ended December 31, 2017, and 17.26 percent of consolidated total assets as of December 31, 2018.

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

March 13, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Old Line Bancshares, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Old Line Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2019 expressed an unqualified opinion thereon.

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

Atlanta, Georgia

March 13, 2019

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks	$41,495,763	$33,562,652
Interest bearing deposits in other financial institutions	2,051,273	1,354,870
Federal funds sold	953,582	256,589
Total cash and cash equivalents	44,500,618	35,174,111
Investment securities available for sale-at fair value	219,705,762	218,352,558
Loans held for sale, fair value of $11,860,147 and $4,557,722	11,564,993	4,404,294
Loans held for investment (net of allowance for loan losses of $7,471,023 and $5,920,586, respectively)	2,409,227,698	1,696,361,431
Equity securities at cost	11,150,750	8,977,747
Premises and equipment	42,624,787	41,173,810
Accrued interest receivable	7,958,511	5,476,230
Income taxes receivable	5,014,510	—
Deferred income taxes	4,660,278	7,317,096
Bank owned life insurance	67,920,021	41,612,496
Annuity Plan	6,268,426	5,981,809
Other real estate owned	882,510	2,003,998
Goodwill	94,668,455	25,083,675
Core deposit intangible	15,362,232	6,297,970
Other assets	8,497,544	7,396,227
Total assets	$2,950,007,095	$2,105,613,452
Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$559,059,672	$451,803,052
Interest bearing	1,736,989,227	1,201,100,317
Total deposits	2,296,048,899	1,652,903,369
Short term borrowings	228,184,856	192,611,971
Long term borrowings	38,371,291	38,106,930
Accrued interest payable	2,844,715	1,471,954
Supplemental executive retirement plan	5,997,819	5,893,255
Income taxes payable	—	2,157,375
Other liabilities	7,788,981	4,741,412
Total liabilities	2,579,236,561	1,897,886,266
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; issued and outstanding 17,031,052 for 2018 and 12,508,332 for 2017	170,311	125,083
Additional paid-in capital	293,501,107	148,882,865
Retained earnings	82,628,356	61,054,487
Accumulated other comprehensive loss	(5,529,240)	(2,335,249)
Total Old Line Bancshares, Inc. stockholders’ equity	370,770,534	207,727,186
Total liabilities and stockholders’ equity	$2,950,007,095	$2,105,613,452

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

Years Ended December 31,	2018	2017	2016
Interest Income
Loans, including fees	$104,490,315	$68,132,398	$56,031,146
Interest and dividends on taxable investments:
U.S. Treasury securities	59,285	25,636	18,838
U.S. government agency securities	352,443	272,751	266,302
Corporate bonds	880,430	628,622	130,374
Mortgage backed securities	2,325,176	2,213,346	2,060,415
Municipal securities	1,995,531	1,772,539	1,586,956
Federal funds sold	14,407	6,198	2,334
Other	1,156,543	561,231	368,175
Total interest income	111,274,130	73,612,721	60,464,540
Interest expense
Deposits	14,619,507	7,321,031	5,508,833
Borrowed funds	6,709,026	4,177,602	2,016,279
Total interest expense	21,328,533	11,498,633	7,525,112
Net interest income	89,945,597	62,114,088	52,939,428
Provision for loan losses	1,848,695	955,108	1,584,542
Net interest income after provision for loan losses	88,096,902	61,158,980	51,354,886
Non-interest income
Service charges on deposit accounts	2,773,659	1,982,981	1,728,636
POS sponsorship program	2,026,142	—	—
Gains on sales or calls of investment securities	—	35,258	1,227,915
Earnings on bank owned life insurance	1,806,381	1,167,467	1,132,401
Gain (loss) on disposal of assets	13,266	73,663	(27,176)
Loss on write down on stock	(152,496)	—	—
Gain on sale of loans	556,358	94,714	—
Income on marketable loans	1,822,025	2,319,806	2,317,648
Other fees and commissions	3,135,616	2,126,716	1,876,613
Total non-interest income	11,980,951	7,800,605	8,256,037
Non-interest expense
Salaries and benefits	26,921,563	20,551,526	20,031,638
Occupancy and equipment	8,911,848	7,073,696	6,788,213
Data processing	2,671,516	1,671,720	1,549,863
FDIC insurance and State of Maryland assessments	1,050,536	1,001,522	1,040,507
Merger and integration	9,404,507	3,985,514	661,018
Core deposit premium amortization	2,179,452	968,880	830,805
(Gain) loss on sales of other real estate owned	52,937	(13,589)	(77,943)
OREO expense	190,174	301,394	318,498
Director Fees	711,600	659,300	665,700
Network services	416,335	519,652	549,639
Telephone	977,459	821,260	762,943
Other operating	9,203,311	7,302,172	6,522,285
Total non-interest expense	62,691,238	44,843,047	39,643,166
Income before income taxes	37,386,615	24,116,538	19,967,757
Income tax expense	10,168,923	8,152,724	6,812,598
Net income	27,217,692	15,963,814	13,155,159
Less: Net gain attributable to the non-controlling interest	—	—	62
Net income available to common stockholders	$27,217,692	$15,963,814	$13,155,097
Basic earnings per common share	$1.73	$1.38	$1.21
Diluted earnings per common share	$1.71	$1.35	$1.20
Dividend per common share	$0.38	$0.32	$0.24

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31,	2018	2017	2016
Net income	$27,217,692	$15,963,814	$13,155,159
Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available for sale, net of taxes of ($1,037,951), 1,734,922 and ($2,782,707) respectively.	(2,734,018)	2,663,409	(4,271,943)
Reclassification adjustment for realized gain on securities available for sale included in net income, net of taxes of $0, $13,908 and $484,351, respectively.	—	(21,350)	(743,564)
Other comprehensive income (loss)	(2,734,018)	2,642,059	(5,015,507)
Comprehensive Income	24,483,674	18,605,873	8,139,652
Comprehensive income attributable to the non-controlling interest	—	—	62
Comprehensive income available to common stockholders	$24,483,674	$18,605,873	$8,139,590

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		other	Non-	Total
	Common stock		paid-in	Retained	comprehensive	controlling	stockholders’
	Shares	Par value	capital	earnings	income (loss)	interest	equity
Balance, December 31, 2015	10,802,560	$108,026	$105,293,606	$38,290,876	$38,200	$258,181	$143,988,889
Net income attributable to Old Line Bancshares, Inc.	—	—	—	13,155,097	—	—	13,155,097
Unrealized loss on securities available for sale, net of income tax benefit of $3,267,058	—	—	—	—	(5,015,508)	—	(5,015,508)
Purchase of non-controlling interest	—	—	—	—	—	(258,181)	(258,181)
Stock based compensation awards	—	—	562,672	—	—	—	562,672
Stock options exercised including tax benefit of $149,429	71,794	718	837,045	—	—	—	837,763
Restricted stock issued	36,561	365	(365)	—	—	—	—
Common stock cash dividend $0.24 per share	—	—	—	(2,603,947)	—	—	(2,603,947)
Balance, December 31, 2016	10,910,915	$109,109	$106,692,958	$48,842,026	$(4,977,308)	$—	$150,666,785
Net income attributable to Old Line Bancshares, Inc.	—	—	—	15,963,814	—	—	15,963,814
Unrealized loss on securities available for sale,net of income tax benefit of $1,721,014	—	—	—	—	2,642,059	—	2,642,059
Acquisition of DCB	1,495,090	14,951	40,830,924	—	—	—	40,845,875
Stock based compensation awards	—	—	694,593	—	—	—	694,593
Stock options exercised including tax benefit of $217,132	61,614	616	664,797	—	—	—	665,413
Restricted stock issued	40,713	407	(407)	—	—	—	—
Common stock cash dividend $0.32 per share	—	—	—	(3,751,353)	—	—	(3,751,353)
Balance, December 31, 2017	12,508,332	$125,083	$148,882,865	$61,054,487	$(2,335,249)	$—	$207,727,186
Net income attributable to Old Line Bancshares, Inc.	—	—	—	27,217,692	—	—	27,217,692
Unrealized loss on securities available for sale,net of income tax benefit of $1,037,951	—	—	—	—	(2,734,018)	—	(2,734,018)
Acquisition of BYBK	4,408,087	44,081	142,601,614	—	—	—	142,645,695
Reclassification of stranded tax effect	—	—	—	459,973	(459,973)	—	—
Stock based compensation awards	—	—	1,192,022	—	—	—	1,192,022
Stock options exercised including tax benefit of $116,354	88,685	887	1,032,380	—	—	—	1,033,267
Restricted stock issued	34,312	344	(344)	—	—	—	—
Stock buyback	(8,364)	(84)	(207,430)	—	—	—	(207,514)
Common stock cash dividend $0.38 per share	—	—	—	(6,103,796)	—	—	(6,103,796)
Balance, December 31, 2018	17,031,052	$170,311	$293,501,107	$82,628,356	$(5,529,240)	$—	$370,770,534

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31,	2018	2017	2016
Cash flows from operating activities
Net income	$27,217,692	$15,963,814	$13,155,159
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,147,425	2,476,059	2,582,116
Provision for loan losses	1,848,695	955,108	1,584,542
Amortization of intangible assets	2,179,452	968,881	830,805
Change in deferred loan fees net of costs	(456,708)	(409,322)	(329,541)
(Gain)/loss on sales or calls of securities	—	(35,258)	(1,227,915)
Amortization of premiums and discounts	722,757	968,404	1,082,570
Origination of loans held for sale	(105,458,396)	(95,358,878)	(100,887,323)
Proceeds from sale of loans held for sale	98,297,697	99,373,019	100,581,376
Income on marketable loans	(1,822,024)	(2,319,806)	(2,317,648)
(Gain)/loss on sales of other real estate owned	52,937	(13,589)	(77,943)
Loss on sale of stock	152,496	—	—
Gain on sale of loans	(556,358)	(94,714)	—
Write down of other real estate owned	—	—	—
Gain on sale of fixed assets	(13,266)	(73,663)	(27,176)
Deferred income taxes	3,716,604	1,139,576	7,509,357
Stock based compensation awards	1,192,022	694,593	562,672
Increase (decrease) in
Accrued interest payable	1,372,761	155,350	852,670
Income tax payable	(2,157,375)	2,138,669	(3,596,971)
Supplemental executive retirement plan	104,564	279,456	277,290
Other liabilities	(1,484,069)	(2,305,696)	593,395
Decrease (increase) in
Accrued interest receivable	(768,227)	(612,806)	(463,683)
Bank owned life insurance	(1,488,327)	(969,147)	(951,461)
Annuity plan	(286,617)	—	—
Net (increase) decrease in accrued tax receivable	(1,903,936)	—	—
Other assets	312,670	1,241,258	624,397
Net cash provided by operating activities	$23,922,469	$24,161,308	20,356,688
Cash flows from investing activities
Net cash and cash equivalents of acquired bank	21,617,611	35,566,945	—
Purchase of investment securities available for sale	(26,342,732)	(50,360,299)	(153,226,365)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	20,740,384	23,489,734	32,295,968
Available for sale sold	51,650,175	53,802,337	107,993,646
Annuity Plan	—	(5,981,809)	—
Loans made, net of principal collected	(165,816,380)	(117,568,330)	(214,308,249)
Purchase of bank owned life insurance	(8,500,000)	—	—
Proceeds from sale of other real estate owned	2,109,630	1,178,439	1,034,362
Change in equity securities	166,697	(674,400)	(3,361,001)
Purchase of premises and equipment	(1,470,439)	(2,735,017)	(3,151,842)
Proceeds from the sale of premises and equipment	13,266	73,663	27,176
Net cash used in investing activities	(105,831,788)	(63,208,737)	(232,696,305)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	335,228,313	69,431,735	17,131,785
Other deposits	(233,451,690)	(20,276,347)	72,868,781
Short term borrowings	(5,527,115)	4,424,558	75,876,646
Long term borrowings	264,361	264,363	28,249,249
Repurchase of stock through stock repurchase program	(207,514)	—	—
Proceeds from stock options exercised	1,033,267	665,413	837,763
Cash dividends paid-common stock	(6,103,796)	(3,751,353)	(2,603,947)
Purchase of minority member(s) interest	—	—	(258,181)
Net cash provided by financing activities	91,235,826	50,758,369	192,102,096

Net (decrease) increase in cash and cash equivalents	9,326,507	11,710,940	(20,237,521)

Cash and cash equivalents at beginning of period	35,174,111	23,463,171	43,700,692
Cash and cash equivalents at end of period	$44,500,618	$35,174,111	23,463,171

The accompanying notes are an integral part of these consolidated financial statements.

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31,	2018	2017	2016
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$19,955,772	$11,343,284	$6,423,846
Income taxes	$10,405,000	$4,874,478	$2,725,000

Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$1,041,079	$422,848	$1,230,375

	2018	2017	2016
Fair value of assets and liabilities from acquisition:
Fair value of tangible assets acquired	$719,779,155	$310,974,425	$—
Other intangible assets acquired	11,243,714	15,297,318	—
Fair value of liabilities assumed	(587,403,791)	(285,421,333)	—
Total merger consideration	143,619,078	40,850,410	—

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Organization and Description of Business—Old Line Bancshares, Inc. (“Bancshares”) is the holding company for Old Line Bank (the “Bank”). We provide a full range of banking services to customers located in Baltimore City and Anne Arundel, Baltimore, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s and St. Mary’s Counties in Maryland.

Basis of Presentation and Consolidation—The accompanying consolidated financial statements include the activity of Bancshares, its wholly owned subsidiary, the Bank, and the Bank’s wholly owned subsidiary Pointer Ridge Office Investment, LLC (“Pointer Ridge”). We have eliminated all significant intercompany transactions and balances.

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

Stock-Based Compensation Awards—The cost of employee services received in exchange for equity instruments, including stock options and restricted stock awards, is generally measured at fair value on the grant date. A Black-Scholes model is used to estimate the fair value of stock options, while the market price of Bancshares’ common stock at the date of grant is used as the fair value of restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Equity Securities—Equity securities include stock from Federal Home Loan Bank, Atlantic Central Bankers Bank, ICBA and Visa, which are carried at cost that approximates fair value.

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

Goodwill and Other Intangible Assets—Goodwill represents the excess of the purchase price over the sum of the estimated fair values of tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed related to the acquisitions of Maryland Bankcorp, Inc., WSB Holdings, Inc., Regal Bancorp, Inc., DCB Bancshares, Inc. and Bay Bancorp, Inc. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. The core deposit intangible is being amortized over 18 years for Maryland Bankcorp, Inc., ten years for WSB Holdings, Inc., eight years for Regal Bancorp, Inc., and DCB Bancshares, Inc., and 20 years for Bay Bancorp, Inc. The estimated useful lives are periodically reviewed for reasonableness.

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

We evaluated the carrying value of goodwill as of September 30, 2018, our annual test date, and determined that no impairment charge was necessary. Additionally, should Bancshares’ future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may be required. There have been no events subsequent to the September 30, 2018 evaluation that caused us to perform an interim review of the carrying value of goodwill.

Business Combinations—Accounting principles generally accepted in the United States (“U.S. GAAP”) requires that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. Under U.S. GAAP, the acquirer is the entity that obtains control of one or more businesses in the business combination, and the acquisition date is the date the acquirer achieves control. U.S. GAAP requires that the acquirer recognize the fair value of assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date.

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

Loans Held for Sale—The loans classified in the held for sale portfolio consists of loans that have been committed to be purchased by investors in the secondary market at December 31, 2018 and will be settled subsequent to that date and reported at lower of cost or market.

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

Income Taxes—The provision for income taxes includes taxes payable for the current year and deferred income taxes. We determine deferred tax assets and liabilities based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences to reverse. If needed, we use a valuation allowance to reduce the deferred tax assets to the amount we expect to realize. We allocate tax expense and tax benefits to Bancshares and its subsidiaries based on their proportional share of taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income at the time of enactment of such change in tax rates. In the fourth quarter 2017, the Tax Cut Jobs Act was signed into law, which requires the deferred tax assets and liabilities to be revalued using the 21% federal tax rate enacted. The provisional effect to revalue the deferred tax assets was recorded in the fourth quarter 2017 tax provision.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

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

	Years Ended December 31,
	2018	2017	2016
Net Income	$27,217,692	$15,963,814	$13,155,097
Denominator:
Weighted average common shares outstanding	15,713,572	11,588,045	10,837,939
Effect of Diluted Shares	199,623	211,139	159,546
Diluted shares	15,913,195	11,799,184	10,997,485
Net income per share:
Basic	$1.73	$1.38	$1.21
Diluted	$1.71	$1.35	$1.20

Comprehensive Income—Comprehensive income includes net income attributable to Bancshares and the unrealized gain (loss) on investment securities available for sale net of related income taxes. The line item affected in the consolidated statements of income by the re-classified amounts is gain on sales or calls of investment securities.

Reclassifications—We have made certain reclassifications to the 2017 and 2016 financial presentation to conform to the 2018 presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net income.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 – Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The ASU allows for either full retrospective or modified retrospective adoption. The ASU does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under U.S. GAAP. Our revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of the new guidance, and non-interest income. The contracts that are within scope of the guidance are primarily related to service charges on deposit accounts, cardholder and merchant income, point of sale sponsorship program, wealth advisory services income, other service charges and fees, sales of other real estate owned, insurance commissions and miscellaneous fees. Bancshares adopted the ASU on January 1, 2018, utilizing the modified retrospective approach. The adoption of this ASU did not have a material impact on our consolidated financial position or consolidated results of operations.

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

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued this ASU to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of this ASU is permitted for all entities. This ASU will be effective for us in our first quarter of 2019. Bancshares occupies certain banking offices under operating lease agreements which prior to adoption of the guidance are not reflected in its consolidated balance sheet at December 31, 2018 and 2017. We will adopt ASU 2016-02 on January 1, 2019 and recognize a right of use an asset and an increase in liabilities of approximately $24.2 million as a result. The consolidated statement of income impact is approximately $155 thousand for 2019.

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

In January 2017, FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Bancshares adopted this ASU in the fourth quarter of 2018. The adoption of ASU 2017-04 did not have a material impact on the consolidated financial statements.

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

In July 2018, FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amended ASU 2016-02, discussed above.  These amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current U.S. GAAP (Topic 840, Leases).  The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met: If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for Bancshares). Bancshares expects to elect the transition options. Bancshares also expects to increase its assets and liabilities by approximately $24.2 million as a result of recognizing lease liabilities on its consolidated balance sheet. The consolidated statement of income impact is approximately $155 thousand for 2019.

2. ACQUISITION OF BAY BANCORP, INC.

On April 13, 2018, Bancshares acquired Bay Bancorp, Inc. (“BYBK”), the parent company of Bay Bank, FSB (“Bay Bank”). Upon the consummation of the merger, each share of common stock of BYBK outstanding immediately before the merger was converted into the right to receive 0.4088 shares of Bancshares’ common stock, provided that cash was paid in lieu of any fractional shares of Bancshares common stock. As a result, Old Line Bancshares issued 4,408,087 shares of its common stock in exchange for the shares of BYBK common stock in the merger. The aggregate merger consideration was approximately $143.6 million based on the closing sales price of Old Line Bancshares’ common stock on April 13, 2018.

In connection with the merger, Bay Bank merged with and into the Bank, with the Bank the surviving bank.

At April 13, 2018, BYBK had consolidated assets of approximately $661 million. This merger added 11 banking locations located in BYBK’s primary market areas of Baltimore City and Anne Arundel, Baltimore, Howard and Harford Counties in Maryland.

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

Purchase Price Consideration
Cash consideration	$973,383
Purchase price assigned to shares exchanged for stock	142,645,695
Total purchase price for BYBK acquisition	143,619,078

Fair Value of Assets Acquired
Cash and due from banks	$22,590,994
Investment securities	51,895,757
Restricted equity securities, at cost	2,339,700
Loans, net	546,215,988
Premises and equipment	3,127,963
Accrued interest receivable	1,714,054
Accrued taxes receivable	1,912,807
Deferred income taxes	1,219,602
Bank owned life insurance	16,319,198
Other real estate owned	1,041,079
Core deposit intangible	11,243,714
Other assets	1,817,233
Total assets acquired	$661,438,089
Fair Value of Liabilities assumed
Deposits	$541,368,907
Short term borrowings	41,100,000
Other liabilities	4,934,884
Total liabilities assumed	$587,403,791
Fair Value of net assets acquired	74,034,298
Total Purchase Price	143,619,078

Goodwill recorded for BYBK	$69,584,780

Comparative and Pro Forma Financial Information for the BYBK Acquisition

The adjusted results of Bancshares for the periods ended December 31, 2018 and 2017, as presented below, include the results of the acquired assets and assumed liabilities from the BYBK acquisition since the acquisition date of April 13, 2018; adjusted net income figures shown below exclude merger and integration expenses incurred during the periods presented. Merger-related expenses of $9.4 million are recorded in the consolidated statement of income for the year ended December 31, 2018, and include costs related to the conversion of systems, termination of contracts, branch closures and severance.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following table discloses the impact of the merger with BYBK (excluding the impact of the merger-related expenses) for the year ended December 31, 2018. The table also presents certain pro forma information as if BYBK had been acquired on January 1, 2017. These results combine the historical results of BYBK into our consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place on January 1, 2017.

Bancshares incurred merger-related expenses of $9.4 million during the year ended December 31, 2018, which are excluded from the pro forma information below. In addition, no adjustments have been made to the pro formas to eliminate the $300 thousand BYBK provision for loans losses for the year ended December 31, 2018. No adjustments were made to reduce the impact of any other real estate owned (“OREO”) write downs, investment securities sold or repayment of borrowings recognized by BYBK during the year ended December 31, 2018. Bancshares also expects to achieve operating costs savings as a result of the BYBK acquisition that are not reflected in the pro forma amounts below.

	Pro Forma	Pro Forma
	Twelve months ended December 31, 2018	Twelve months ended December 31, 2017
Total revenues (net interest income plus noninterest income)	$110,889,548	$103,343,957
Net proforma income available to common stockholders	$32,056,832	$23,629,212

The following is an outline of the expenses that we have incurred during the twelve months ended December 31, 2018 in conjunction with the BYBK merger.

Year Ending December 31,	2018
Data processing	$2,337,061
Special meeting	68,079
Advisory & legal fees	1,663,548
Severance & salaries	2,438,218
Other	2,897,601
$9,404,507

3. Goodwill and Other Intangible Assets

The following is a summary of changes in the carrying amounts of goodwill as well as the gross carrying amounts and accumulated amortization of core deposit intangibles:

	December 31,
	2018	2017
Goodwill:
Carrying amount at beginning of year	$25,083,675	$9,786,357
Goodwill from DCB acquisition	-	15,297,318
Goodwill from BYBK acquisition	69,584,780	-
Carrying amount at end of year	$94,668,455	$25,083,675
Core deposit intangible:
Core deposit intangible	$11,906,850	$8,160,420
Acquired during the year	11,243,714	3,746,430
Less accumulated amortization	(7,788,332)	(5,608,880)
Carrying amount at end of year	$15,362,232	$6,297,970

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

We recorded amortization expense related to the core deposit intangible of $2,179,452, $968,881 and $830,805 for the years ended December 31, 2018, 2017 and 2016, respectively. Core deposit intangibles are being amortized as follows:

Core Deposit
Years ended December 31,	Premium
2019	2,614,556
2020	2,398,816
2021	2,097,425
2022	1,816,554
2023	1,464,313
Thereafter	4,970,568
Total	$15,362,232

4. Cash and Cash Equivalents

The Bank may carry balances with other banks that exceed the federally insured limit. We did not have any accounts that exceeded the federally insured limit in 2018 or 2017. The Bank also sells federal funds on an unsecured basis to the same banks. The average balance sold was $292 thousand and $528 thousand at December 31, 2018 and 2017, respectively. Federal banking regulations require banks to carry non-interest bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

5. Investment Securities

Investment securities are summarized as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
December 31, 2018
Available for sale
U. S. treasury	$3,003,410	$—	$(10,910)	$2,992,500
U.S. government agency	19,123,653	—	(517,475)	18,606,178
Corporate Bonds	22,115,768	227,789	(4,231)	22,339,326
Municipal securities	79,416,920	19,392	(2,147,608)	77,288,704
Mortgage backed securities:
FHLMC certificates	19,079,921	962	(1,007,115)	18,073,768
FNMA certificates	56,720,930	—	(3,062,170)	53,658,760
GNMA certificates	27,873,539	—	(1,127,013)	26,746,526
Total available for sale securities	$227,334,141	$248,143	$(7,876,522)	$219,705,762
December 31, 2017
Available for sale
U. S. treasury	$3,007,728	$—	$(2,337)	$3,005,391
U.S. government agency	18,001,200	—	(267,434)	17,733,766
Municipal securities	14,621,378	144,574	(107,893)	14,658,059
Mortgage backed securities	80,791,431	126,566	(1,362,709)	79,555,288
FHLMC certificates
FNMA certificates	19,907,299	2,516	(455,580)	19,454,235
GNMA certificates	64,476,038	—	(1,530,121)	62,945,917
SBA loan pools	21,403,894	—	(403,992)	20,999,902
Total available for sale securities	$222,208,968	$273,656	$(4,130,066)	$218,352,558

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The table below summarizes investment securities with unrealized losses and the length of time the securities have been in an unrealized loss position as of December 31, 2018 and 2017:

	December 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U. S. treasury	$1,503,516	$1,313	$1,488,984	$9,597	$2,992,500	$10,910
U.S. government agency	1,357,980	26,795	15,288,957	490,680	16,646,937	517,475
Corporate bonds	2,995,769	4,231	—	—	2,995,769	4,231
Municipal securities	13,707,759	100,387	54,243,374	2,047,221	67,951,133	2,147,608
Mortgage backed securities
FHLMC certificates	1,715,756	26,062	16,293,413	981,053	18,009,169	1,007,115
FNMA certificates	1,164,291	11,023	52,494,470	3,051,147	53,658,761	3,062,170
GNMA certificates	8,871,024	138,099	17,875,503	988,914	26,746,527	1,127,013
Total	$31,316,095	$307,910	$157,684,701	$7,568,612	$189,000,796	$7,876,522

	December 31, 2017
	Less than 12 months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U. S. treasury	$1,506,328	$1,422	$1,499,063	$915	$3,005,391	$2,337
U.S. government agency	12,266,502	93,043	5,467,264	174,391	17,733,766	267,434
Corporate bonds	9,407,810	107,893	—	—	9,407,810	107,893
Municipal securities	25,548,751	189,668	31,343,394	1,173,041	56,892,145	1,362,709
Mortgage backed securities
FHLMC certificates	—	—	19,314,957	455,580	19,314,957	455,580
FNMA certificates	2,516,080	19,937	60,429,837	1,510,184	62,945,917	1,530,121
GNMA certificates	8,822,021	114,278	12,177,882	289,714	20,999,903	403,992
Total	$60,067,492	$526,241	$130,232,397	$3,603,825	$190,299,889	$4,130,066

At December 31, 2018, we had 34 investment securities that were in an unrealized loss position for less than 12 months and 166 investment securities in an unrealized loss position for 12 months or more.

We consider all unrealized losses on securities as of December 31, 2018 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of December 31, 2018, we do not have the intent to sell any of the securities classified as available for sale with unrealized losses and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not recognized any other than temporary impairment loss in our consolidated statement of income.

During the year ended December 31, 2018, we received $72.4 million in proceeds from sales, maturities or calls and principal pay-downs on investment securities. The net proceeds of these transactions were used to pay down our Federal Home Loan Bank of Atlanta (“FHLB”) borrowings and purchase new investment securities. We acquired a total of $55.2 million investment portfolio as a result of the BYBK merger. The securities sold included $51.7 million of securities that we acquired in the BYBK merger and sold immediately after the closing of the merger, resulting in no gain or loss on such sales.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Contractual maturities and pledged securities at December 31, 2018 and 2017 are shown below. Actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties. In addition, we classify mortgage backed securities based on maturity date, although the Bank receives payments on a monthly basis. We have pledged securities to customers who have funds invested in overnight repurchase agreements and deposits.

	2018		2017
	Amortized	Fair	Amortized	Fair
December 31,	cost	value	cost	value
Maturing
Within one year	$2,779,828	$2,776,465	$1,499,978	$1,499,063
Over one to five years	4,894,669	4,881,520	3,933,902	3,926,744
Over five to ten years	65,549,986	64,437,431	51,761,846	51,269,917
Over ten years	154,109,658	147,610,346	165,013,242	161,656,834
Total	$227,334,141	$219,705,762	$222,208,968	$218,352,558
Pledged securities	$120,803,998	$115,225,113	$61,250,667	$59,932,905

6. Loans and Allowance for Loan Losses

Major classifications of loans are as follows:

	December 31, 2018			December 31, 2017
	Legacy(1)	Acquired	Total	Legacy(1)	Acquired	Total
Commercial Real Estate
Owner Occupied	$299,266,275	$140,892,706	$440,158,981	$268,128,087	$87,658,855	$355,786,942
Investment	592,529,807	195,883,002	788,412,809	485,536,921	52,926,739	538,463,660
Hospitality	172,189,046	13,134,019	185,323,065	164,193,228	7,395,186	171,588,414
Land and A&D	71,908,761	21,760,867	93,669,628	67,310,660	9,230,771	76,541,431
Residential Real Estate
First Lien—Investment	104,084,050	48,483,340	152,567,390	79,762,682	21,220,518	100,983,200
First Lien—Owner Occupied	108,696,078	140,221,589	248,917,667	67,237,699	62,524,794	129,762,493
Residential Land and A&D	42,639,161	16,828,434	59,467,595	35,879,853	6,536,160	42,416,013
HELOC and Jr. Liens	20,749,184	41,939,123	62,688,307	21,520,339	16,019,418	37,539,757
Commercial and Industrial	239,766,662	91,431,724	331,198,386	154,244,645	33,100,688	187,345,333
Consumer	16,289,147	34,919,111	51,208,258	10,758,589	49,082,751	59,841,340
Total Loans	1,668,118,171	745,493,915	2,413,612,086	1,354,572,703	345,695,880	1,700,268,583
Allowance for loan losses	(7,004,839)	(466,184)	(7,471,023)	(5,738,534)	(182,052)	(5,920,586)
Deferred loan costs, net	3,086,635	—	3,086,635	2,013,434	—	2,013,434
Total Net Loans	$1,664,199,967	$745,027,731	$2,409,227,698	$1,350,847,603	$345,513,828	$1,696,361,431

______________________

(1)	As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), in December 2015, DCB Bancshares, Inc (“DCB”), the parent company of Damascus Community Bank (“Damascus”), in July 2017 and BYBK, the parent company of Bay Bank, in April 2018, we have segmented the portfolio into two components, “Legacy” loans originated by the Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

Credit Policies and Administration

We have adopted a comprehensive lending policy, which includes stringent underwriting standards for all types of loans. We have designed our underwriting standards to promote a complete banking relationship rather than a transactional relationship. Our lending staff follows pricing guidelines established periodically by our management team. In an effort to manage risk, prior to funding the loan committee, consisting of four non-employee members of the board of directors and four executive officers, must approve by majority vote all credit decisions in excess of a lending officer’s lending authority.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Management believes that we employ experienced lending officers, secure appropriate collateral and carefully monitors the financial condition of our borrowers and the loan concentration of loans in the portfolio.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties. Commercial real estate loans totaled $1.5 billion and $1.1 billion, respectively, at December 31, 2018 and 2017. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent of successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At December 31, 2018 and 2017, we had approximately $185.3 million and $171.6 million, respectively, of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on investment properties. Our residential loan portfolio amounted to $523.6 million and $310.7 million, respectively, at December 31, 2018 and 2017. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of at least 640 is required, except for loans originated for sale in the secondary market, as discussed below. We do not originate any subprime residential real estate loans.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single-family residential loans currently varies from $484,350 up to a maximum of $726,525 for certain high-cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $726,525. The Washington, D.C. and Baltimore areas are both considered high-cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans we originate for sale in the secondary market, we typically require a credit score of 620 or higher, with some exceptions provided we receive an approval recommendation from FannieMae, FreddieMac or FHA’s automated underwriting approval system.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held for sale.  The premium is recorded in income on marketable loans in non-interest income, net of commissions paid to the loan officers.

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Our consumer loan portfolio, includes indirect loans, which consists primarily of auto and RV loans. These loans are financed through dealers and the dealers receive a percentage of the finance charge, which varies dependent upon contract terms. We use the same underwriting standards in originating these indirect loans as we do for consumer loans generally.

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

Concentrations of Credit

Most of our lending activity occurs within the state of Maryland within the suburban Washington, D.C. and Baltimore market areas in Baltimore City and Anne Arundel, Baltimore, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The table below presents an aging analysis of the loan held for investment portfolio at December 31, 2018 and 2017.

	Age Analysis of Past Due Loans
	December 31, 2018			December 31, 2017
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,659,191,112	$729,738,007	$2,388,929,119	$1,352,406,852	$338,913,557	$1,691,320,409
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate:
Owner Occupied	3,990,558	—	3,990,558	—	—	—
Investment	1,729,404	3,849,944	5,579,348	1,089,022	843,706	1,932,728
Land and A&D	—	—	—	254,925	158,899	413,824
Residential Real Estate:
First Lien-Investment	179,701	896,227	1,075,928	270,822	506,600	777,422
First Lien-Owner Occupied	94,178	3,062,084	3,156,262	229	2,457,299	2,457,528
Land and A&D	883,460	413,191	1,296,651	—	—	—
HELOC and Jr. Liens	119,924	790,989	910,913	—	130,556	130,556
Commercial and Industrial	670,318	1,444,347	2,114,665	51,088	261,081	312,169
Consumer	320,071	1,338,813	1,658,884	26,134	1,017,195	1,043,329
Total 30 - 89 days past due	7,987,614	11,795,595	19,783,209	1,692,220	5,375,336	7,067,556
90 or more days past due
Commercial Real Estate:
Investment	—	139,247	139,247	—	—	—
Residential Real Estate:
First Lien-Owner Occupied	—	103,365	103,365	—	37,560	37,560
Land and A&D	—	—	—	—	—	—
Consumer	—	54	54	—	78,407	78,407
Total 90 or more days past due	—	242,666	242,666	—	115,967	115,967
Total accruing past due loans	7,987,614	12,038,261	20,025,875	1,692,220	5,491,303	7,183,523
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	—	182,261	182,261	—	228,555	228,555
Investment	—	51,070	51,070	—	—	—
Land and A&D	—	45,000	45,000	—	190,193	190,193
Residential Real Estate:
First Lien-Investment	192,501	292,758	485,259	192,501	—	192,501
First Lien-Owner Occupied	262,194	2,027,974	2,290,168	281,130	872,272	1,153,402
Land and A&D	277,704	201,737	479,441	—	—	—
HELOC and Jr. Liens	—	690,732	690,732
Commercial and Industrial	191,388	45,269	236,657	—	—	—
Consumer	15,658	180,846	196,504
Non-accruing past due loans:	939,445	3,717,647	4,657,092	473,631	1,291,020	1,764,651
Total Loans	$1,668,118,171	$745,493,915	$2,413,612,086	$1,354,572,703	$345,695,880	$1,700,268,583

We evaluate all impaired loans, which includes non-performing loans and troubled debt restructurings (“TDRs”). We do not recognize interest income on non-performing loans during the time period that the loans are non-performing. We only recognize interest income on non-performing loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms.

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The table below presents our impaired loans at December 31, 2018.

	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance	Investment	Allowance	Investment	Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,737,394	$1,737,394	$—	$1,766,117	$74,203
Investment	1,688,661	1,688,661	—	1,716,183	88,410
Residential Real Estate:
First Lien-Owner Occupied	262,194	262,194	—	285,514	11,412
Land and A&D	277,704	277,704		277,704	—
Commercial and Industrial	486,048	486,048	—	509,971	18,595
Consumer	1,495	1,495		10,707	1,130
With an allowance recorded:
Residential Real Estate:
First Lien-Investment	192,501	192,501	39,420	192,501	—
Commercial and Industrial	148,349	148,349	13,149	152,898	3,926
Consumer	14,163	14,163	1,416	27,217	1,129
Total legacy impaired	4,808,509	4,808,509	53,985	4,938,812	198,805
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	283,083	232,635	—	542,654	3,281
Residential Real Estate:
First Lien-Owner Occupied	2,127,854	2,011,286	—	2,159,327	38,636
Land and A&D	58,659	58,659	—	62,178	2,896
HELOC and Jr. Lien	167,865	167,865	—	168,115	4,945
Commercial	67,791	67,791	—	69,830	3,559
Consumer	22,139	22,139	—	26,027	364
With an allowance recorded:
Commercial Real Estate:
Owner Occupied
Investment	72,408	72,408	14,340	163,876	2,750
Land and A&D	328,851	45,000	45,000	329,490	—
Residential Real Estate:
First Lien-Owner Occupied	459,033	459,033	98,008	482,422	7,695
First Lien-Investment	298,187	298,187	62,701	310,862	7,871
Land and A&D	154,297	154,297	99,517	159,819	—
HELOC and Jr. Lien	533,565	533,565	78,814	534,204	12,254
Commercial and Industrial	48,750	48,750	48,750	48,750	237
Consumer	188,102	188,102	19,053	231,978	11,619
Total acquired impaired	4,810,584	4,359,717	466,183	5,289,532	96,107
Total impaired	$9,619,093	$9,168,226	$520,168	$10,228,344	$294,912

______________________

(1)	Generally accepted accounting principles require that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

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

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at December 31, 2018 consisted of seven loans for $2.4 million compared to seven loans at December 31, 2017 for $2.7 million.

The following table includes the recorded investment and number of modifications for TDRs for the years ended December 31, 2018 and 2017. We report the recorded investment in loans prior to a modification and also the recorded investment in the loans after the loans were restructured. Reductions in the recorded investment are primarily due to the partial charge-off of the principal balance prior to the modification. TDRs for 2018 consisted on one consumer loan of which we extended the original maturity date from the original term of 75 months to 117 months.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

	Loans Modified as a TDR for the twelve months ended
	December 31, 2018			December 31, 2017
		Pre-	Post		Pre-	Post
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
Troubled Debt Restructurings—	# of	Recorded	Recorded	# of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment	Contracts	Investment	Investment
Legacy
Commercial Real Estate	—	—	—	1	$1,596,740	$1,560,726
Commercial	—	—	—	1	414,324	387,208
Consumer	1	$28,009	$25,921	—	—	—
Total legacy TDR's	1	$28,009	$25,921	2	$2,011,064	$1,947,934

There were no loans that were modified as TDRs during the previous 12 months and for which there was a payment default during the years ended December 31, 2018 or 2017.

Acquired Impaired Loans

The following table documents changes in the accretable discount/(premium) on all purchased credit impaired loans during the years ended December 31, 2018 and 2017, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	December 31,
	2018	2017
Balance at beginning of period	$115,066	$(22,980)
Additions due to DCB acquisition	—	6,686
Additions due to BYBK acquisition	50,984	—
Loans sold during 2018	21,774	—
Accretion of fair value discounts	(1,230,719)	(149,636)
Reclassification from non-accretable (1)	1,166,985	280,996
Balance at end of period	$124,090	$115,066

	Contractually
	Required
	Payments	Carrying
	Receivable	Amount
At December 31, 2018	$11,146,165	9,396,862
At December 31, 2017	8,277,731	6,617,774

______________________

(1)	Represents amounts paid in full on loans, payments on loans with zero balances and an increase in cash flows expected to be collected.

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following tables outline the allocation of the loan portfolio by risk rating at December 31, 2018 and 2017.

	Account Balance
December 31, 2018	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$293,682,007	$137,978,800	$431,660,807
Investment	589,763,511	194,092,985	783,856,496
Hospitality	172,189,046	13,134,019	185,323,065
Land and A&D	71,908,761	21,514,420	93,423,181
Residential Real Estate:
First Lien-Investment	103,270,617	45,431,446	148,702,063
First Lien-Owner Occupied	108,371,748	134,959,907	243,331,655
Land and A&D	40,268,376	16,524,667	56,793,043
HELOC and Jr. Liens	20,749,184	41,196,500	61,945,684
Commercial	237,713,832	89,049,308	326,763,140
Consumer	16,273,489	34,674,679	50,948,168
	1,654,190,571	728,556,731	2,382,747,302
Special Mention(6)
Commercial Real Estate:
Owner Occupied	420,347	1,303,849	1,724,196
Investment	1,077,635	557,687	1,635,322
Hospitality	—	—	—
Land and A&D	—	201,447	201,447
Residential Real Estate:
First Lien-Investment	289,618	1,709,025	1,998,643
First Lien-Owner Occupied	62,136	1,522,737	1,584,873
Land and A&D	2,093,081	102,030	2,195,111
HELOC and Jr. Liens	—	—	—
Commercial	174,729	174,429	349,158
Consumer	—	30,848	30,848
	4,117,546	5,602,052	9,719,598
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,163,921	1,610,057	6,773,978
Investment	1,688,661	1,232,330	2,920,991
Hospitality	—	—	—
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	523,815	1,342,869	1,866,684
First Lien-Owner Occupied	262,194	3,738,945	4,001,139
Land and A&D	277,704	201,737	479,441
HELOC and Jr. Liens	—	742,623	742,623
Commercial	1,878,101	2,207,987	4,086,088
Consumer	15,658	213,584	229,242
	9,810,054	11,335,132	21,145,186
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,668,118,171	$745,493,915	$2,413,612,086

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following tables detail activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Commercial	Residential
December 31, 2018	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	241,994	943,709	220,513	442,479	1,848,695
Recoveries	69,469	1,250	18,350	16,144	105,213
Total	1,573,493	4,728,694	1,083,218	489,089	7,874,494
Loans charged off	(10,753)	—	(1,824)	(390,894)	(403,471)
Ending Balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$13,149	$—	$39,420	$1,416	$53,985
Other loans not individually evaluated	1,455,841	4,714,354	702,934	77,726	6,950,855
Acquired Loans:
Individually evaluated for impairment	93,750	14,340	339,040	19,053	466,183
Ending balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023

		Commercial	Residential
December 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,372,235	$3,990,152	$823,520	$9,562	$6,195,469
Provision for loan losses	660,497	231,488	22,203	40,920	955,108
Recoveries	2,350	2,017	900	35,525	40,792
Total	2,035,082	4,223,657	846,623	86,007	7,191,369
Loans charged off	(773,052)	(439,922)	(2,268)	(55,541)	(1,270,783)
Ending Balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$96,212	$69,903	$76,496	$—	$242,611
Other loans not individually evaluated	1,141,301	3,633,760	690,396	30,466	5,495,923
Acquired Loans:
Individually evaluated for impairment	24,517	80,072	77,463	—	182,052
Ending balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Our recorded investment in loans as of December 31, 2018 and 2017 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

		Commercial	Residential
December 31, 2018	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$148,349	$—	$192,501	$14,163	$355,013
Individually evaluated for impairment without specific reserve	392,425	1,510,628	539,898	1,495	2,444,446
Other loans not individually evaluated	239,225,888	1,134,383,261	275,436,074	16,273,489	1,665,318,712
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	48,750	117,408	1,445,083	188,102	1,799,343
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	67,791	232,635	2,237,810	22,139	2,560,375
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	285,482	4,336,167	4,775,214	—	9,396,863
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	91,029,701	366,984,384	239,014,379	34,708,870	731,737,334
Ending balance	$331,198,386	$1,507,564,483	$523,640,959	$51,208,258	$2,413,612,086

		Commercial	Residential
December 31, 2017	Commercial	Real Estate	Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$96,212	$592,432	$247,077	$—	$935,721
Individually evaluated for impairment without specific reserve	387,208	2,952,625	226,554	—	3,566,387
Other loans not individually evaluated	153,761,224	981,623,840	203,926,942	10,758,589	1,350,070,595
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	72,125	148,196	250,194	—	470,515
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	298,865	1,269,796	—	1,568,661
Individually evaluated for impairment with specific reserve (ASC 310-30 at acquisition)	—	3,466,289	3,137,545	14,000	6,617,834
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	33,028,564	153,298,200	101,643,355	49,068,751	337,038,870
Ending balance	$187,345,333	$1,142,380,447	$310,701,463	$59,841,340	$1,700,268,583

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following table outlines the maturity and rate re-pricing distribution of the loan portfolio. For purposes of this disclosure, we have classified non-accrual loans as immediately re-pricing or maturing.

December 31,	2018	2017
Within one year	$468,091,008	$407,174,181
Over one to five years$	1,064,479,153	771,105,803
Over five years	881,041,925	521,988,599
Total	$2,413,612,086	$1,700,268,583

As of December 31, 2018, the Bank has pledged loans totaling $353.7 million to support Federal Home Loan Bank borrowings.

The Bank makes loans to customers located in the Maryland suburbs and the surrounding Baltimore area. Residential and commercial real estate secure substantial portions of the Bank’s loans. Although the loan portfolio is diversified, the regional real estate market and economy will influence its performance.

7. Equity Securities

We own the following equity securities:

December 31,	2018	2017
Atlantic Central Bankers Bank stock	$284,500	$219,500
Federal Home Loan Bank stock	10,562,500	8,402,000
ICBA Stock	1,750	1,750
Maryland Financial Bank stock	—	152,497
Visa Stock	100,000	—
Investment in Maryland Statutory Trust	202,000	202,000
Total	$11,150,750	$8,977,747

We carry these securities at cost and have evaluated them for other than temporary impairment. In 2018 and 2017, we did not record any such impairment.

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

9. Premises and Equipment

A summary of our premises and equipment and the related depreciation expense follows:

December 31,	2018	2017
Land	$8,713,389	$7,938,389
Building	28,680,030	28,580,066
Leasehold improvements	9,267,224	8,115,555
Furniture and equipment	11,759,519	9,814,799
	58,420,162	54,448,809
Accumulated depreciation	15,795,375	13,274,999
Net premises and equipment	$42,624,787	$41,173,810
Depreciation expense	$2,935,134	$2,472,405

10. Deposits

Major classifications of interest bearing deposits are as follows:

December 31,	2018	2017
Money market and NOW	$657,061,100	$538,102,931
Savings	214,673,058	132,970,630
Time deposits that meet or exceed the FDIC insured limit	216,420,983	95,365,364
Other time deposits	648,834,086	434,661,392
Total	$1,736,989,227	$1,201,100,317

Time deposits mature as follows:

December 31,	2018	2017
Within three months	$134,868,070	$98,291,816
Over three to twelve months	345,915,234	183,750,343
Over one to three years	305,934,970	183,257,118
Over three to five years	78,536,795	64,727,479
Total	$865,255,069	$530,026,756

Interest on deposits for the years ended December 31, 2018, 2017 and 2016, consisted of the following:

December 31,	2018	2017	2016
Money market and NOW	$3,533,065	$1,863,164	$1,014,981
Savings	345,325	130,322	122,270
Other time deposits	10,741,117	5,327,545	4,371,582
Total	$14,619,507	$7,321,031	$5,508,833

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

11. Short Term Borrowings

Bancshares has available an unsecured $5.0 million line of credit. The Bank has available lines of credit including overnight federal funds and reverse repurchase agreements from its correspondent banks totaling $65.0 million as of December 31, 2018. The Bank has an additional secured line of credit from the FHLB of $689.0 million. Prior to allowing the Bank to borrow under the line of credit, the FHLB requires that the Bank provide collateral to support borrowings. This collateral consists primarily of our commercial real estate loans, residential real estate loans and our multi-family loans. At December 31, 2018, we had provided $353.7 million in lendable collateral value and as outlined below have borrowed $190.0 million. We have additional available borrowing capacity of $163.7 million. We may increase this availability by pledging additional collateral. As a condition of obtaining the line of credit from the FHLB, the FHLB also requires that the Bank purchase shares of capital stock in the FHLB.

Securities Sold Under Agreements to Repurchase

To support the $38.2 million in repurchase agreements at December 31, 2018, we have provided collateral in the form of investment securities. At December 31, 2018, we have pledged $115.2 million in U.S. government agency securities and mortgage-backed securities to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $38.2 million mature daily and will remain fully collateralized until the account has been closed or terminated.

At December 31, 2018, the book and market values of securities pledged as collateral for repurchase agreements were $120.8 million and $115.2 million, respectively.

Federal funds purchased are unsecured, overnight borrowings from other financial institutions. Short-term borrowings from the FHLB have a remaining maturity of less than one year.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Information related to short term borrowings is as follows:

	December 31, 2018			December 31, 2017
			Maximum Amount			Maximum Amount
			Borrowed During			Borrowed During
			Any Month End			Any Month End
	Amount	Rate	Period	Amount	Rate	Period
Short term promissory notes	—	—	—	—	—	—
Repurchase agreements	$38,184,856	1.10%	$42,444,858	$37,611,971	0.80%	$37,611,971
FHLB daily rate advances	35,000,000	2.65	60,000,000	45,000,000	1.59	45,000,000
FHLB adjustable rate advances	—	—	—	—	—	—
FHLB fixed rate advances	155,000,000	2.49	230,000,000	110,000,000	1.40	165,000,000

Total short term borrowings	$228,184,856		$332,444,858	$192,611,971		$247,611,971
Average for the year
Short term promissory notes	$—	—%		$—	—%
Repurchase agreements	$38,082,320	0.80%		$27,469,892	0.80%
FHLB daily rate advances	36,339,726	2.08		28,098,630	1.22
FHLB adjustable rate advances	—	—		—	—
FHLB fixed rate advances	205,518,842	1.85		176,881,966	0.97
Total	$279,940,888			$232,450,488

12. Long Term Borrowings

The table below presents Bancshares’ long term borrowings at December 31, 2018 and 2017. The trust preferred subordinated debentures, acquired in the Regal acquisition, consists of two trusts - Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) maturing in 2034 and Trust 2 in the amount of $2.5 (fair value adjustment of $1.1 million) maturing in 2035. Long term borrowings also include $35 million in aggregate principal amount of Bancshares’ 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee. The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future. The Notes are subordinated in right of payment of all senior indebtedness. The fair value of the Notes is $34.2 million at December 31, 2018.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

	2018			2017
December 31,	Amount	Rate		Amount	Rate
Amount outstanding at year end
Subordinated Note-fixed to floating rate	$35,000,000		%	$35,000,000		%
Discount on Subordinated note	(400,151)			(452,651)
Issuance cost for subordinated note	(416,893)			(471,590)
Net carrying value of subordinated debt	34,182,956	5.625		34,075,759	5.625
Subordinated Debentures
Trust 1 - Floating 90-day LIBOR plus 2.85%, due 2034	4,000,000	4.78		4,000,000	4.39
Acquisition fair value adjustment	(1,378,199)			(1,468,572)
Trust 2 - Floating 90-day LIBOR plus 1.60%, due 2035	2,500,000	3.53		2,500,000	3.14
Acquisition fair value adjustment	(1,135,466)			(1,202,257)
Stock on subordinated debentures	202,000			202,000
Net carrying value	4,188,335	4.30	(1)	4,031,171	3.91	(1)
Total	$38,371,291			$38,106,930
Average for the year
Senior note, fixed at 6.28%	$—	—%		$—	—%
Subordinated note	34,125,354	5.625		34,018,375	5.625
Trust preferred subordinated debentures (1)	4,104,227	10.75		3,947,384	9.75
Total	$38,229,581			$37,965,759

______________________

(1) The effective yield of the acquired subordinated debentures

Principal payments on long term debt obligations are due as follows:

Year	Amount
2026	34,182,956
over 10 years	4,188,335
Total	$38,371,291

13. Related Party Transactions

The Bank has entered into various transactions with firms in which owners are also members of the board of directors. Fees charged for these services are at similar rates charged by unrelated parties for similar work. Amounts paid to these related parties totaled $0, $87,300 and $282,602, during the years ended December 31, 2018, 2017 and 2016, respectively. The fees paid include rental payments to one of our former directors who retired from the board of directors effective May 24, 2017. The fees listed are for the period that the noted director served as a director of Bancshares.

Effective November 1, 2008, we purchased Chesapeake Custom Homes, L.L.C.’s 12.5% membership interest in Pointer Ridge for the book value of $205,000. This purchase increased Bancshares’ membership interest from 50.0% to 62.5%. A director of Bancshares and the Bank is the President and 52.0% stockholder of Lucente Enterprises, Inc. Lucente Enterprises, Inc. is the manager and majority member of Chesapeake Custom Homes, L.L.C. Lucente Enterprises retained its 12.5% membership interest in Pointer Ridge until August 19, 2016. In August 2016, the Bank purchased the aggregate 37.5% minority interest in Pointer Ridge not held by Bancshares. In 2018, 2017 and 2016, the Bank paid Pointer Ridge $0, $0 and $653,380, respectively, in lease payments.

The directors, executive officers and their affiliated companies maintained deposits with the Bank of $6,064,607 and $4,929,631 at December 31, 2018 and 2017, respectively.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The schedule below summarizes changes in amounts of loans outstanding to directors and executive officers or their affiliated companies:

December 31,	2018	2017
Balance at beginning of year	$3,925,139	$2,700,087
Additions	5,610,459	1,536,167
Repayments	(2,802,195)	(311,115)
Balance at end of year	$6,733,403	$3,925,139

In addition to the outstanding balances, the directors and executive officers or affiliated companies have $858,023 in unused commitments as of December 31, 2018. In the opinion of management, these transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties.

14. Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law with sweeping modifications to the Internal Revenue Code. The primary change for Bancshares was to lower the Federal corporate income tax rate to 21% from 35%. Bancshares re-measured its deferred tax assets and liabilities based on the income tax rates, at which they are expected to reverse in the future, which is generally 21%. However, Bancshares will continue to analyze certain aspects of the Act, which may result in refinements of the calculations that could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of Bancshares’ deferred tax balance was $2.9 million, resulting in an increase of income tax expense for the year ended December 31, 2017. Additionally, we had maintained a deferred tax asset valuation allowance in relation to net operating loss carryovers and other items in relation to the acquisition of Regal Bank. Management determined that the concerns that existed at the time we established the valuation reserve relating to this acquisition no longer existed and Bancshares therefore reversed this valuation allowance of $3.4 million, resulting in a decrease to tax expense for 2017. The net impact of these two items was a reduction of income tax expense of $472 thousand. The components of income tax expense are as follows:

December 31,	2018	2017	2016
Current
Federal	$3,973,838	$4,850,926	$(2,421,114)
State	2,478,481	2,162,222	1,724,355
Total current	6,452,319	7,013,148	(696,759)
Deferred
Federal	2,254,760	1,999,926	7,556,701
State	1,461,844	(860,350)	(47,344)
Total deferred	3,716,604	1,139,576	7,509,357

Total tax expense	$10,168,923	$8,152,724	$6,812,598

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The components of net deferred tax assets and liabilities are as follows:

December 31,	2018	2017
Deferred tax assets
Allowance for loan losses	$1,325,959	$1,245,747
Non-accrual interest	152,331	149,017
Impairment losses and expenses on other real estate owned	94,512	251,924
Director stock options	113,771	38,949
Deferred compensation plans	858,594	1,565,114
Net operating loss carryover	3,612,364	3,869,905
Fair value adjustments for acquired assets and liabilities	3,930,301	3,523,966
Non-compete agreements	46,551	52,972
Net unrealized loss on securities available for sale	2,099,139	1,061,187
Total deferred tax assets	$12,233,522	$11,758,781
Deferred tax liabilities
Deferred loan origination costs, net	$884,273	$527,338
Depreciation	2,408,832	2,135,418
Other	52,837	45,885
Core deposit intangible amortization	4,227,302	1,733,044
Total deferred tax liabilities	7,573,244	4,441,685
Net deferred tax asset before valuation allowance	4,660,278	7,317,096
Net deferred tax asset	$4,660,278	$7,317,096

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

BYBK had NOL carryovers of $881 thousand at the time of our business combination in April 2018. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code. We will be able to deduct $350,815 every year Bancshares has taxable income until the NOL is fully utilized. If the NOL is not used by the limited annual deductions, any remaining amount of NOL carryforward will expire in 2034.

Additionally, BYBK had NOL carryovers of $1.91 million at the time of our business combination in April 2018. We succeed to these carryovers and may take annual deductions every year Bancshares has taxable income up to 80% of the Bank’s taxable income until the NOL is fully utilized. The NOL has no expiration period.

BYBK had Alternative Minimum Tax (“AMT”) credit carryovers of $149 thousand at the time of our business combination in April 2018. We succeed to these carryovers and may take limited annual deductions allowed by the Internal Revenue Code. After consumption of BYBK limited NOL carryovers, we will be able to deduct $73,671 every year Bancshares has taxable income until the NOL is fully utilized. The credit carryforward has no expiration period and may be fully refundable after the end of the year ended December 31, 2021, subject to further clarification from the Internal Revenue Service.  The AMT credits have been classified as a tax receivable.

We classify interest and penalties related to income tax assessments, if any, in income tax expense in the consolidated statements of operations. Bancshares and its subsidiaries file a consolidated U.S. federal tax return and both Bancshares and the Bank file a Maryland state income tax return. These returns are subject to examination by taxing authorities for all years after 2009. We had no material uncertain tax positions at December 31, 2018 or 2017 and there was no unrecognized tax benefit as of December 31, 2018 or 2017.

The following table reconciles the differences between the federal income tax rate of 21.0 percent and our effective tax rate:

December 31,	2018	2017	2016
Statutory federal income tax rate	21.0%	34.0%	34.0%
Increase (decrease) resulting from State income taxes, net of federal income tax benefit	7.4	6.3	5.3
Bank owned life insurance	(0.8)	(1.6)	(1.9)
Other tax exempt income	(2.1)	(4.8)	(5.0)
Stock based compensation awards	0.5	0.7	0.7
Other non-deductible expenses	0.2	1.8	0.8
Non-deductible merger costs	1.4	(14.0)	—
Deferred tax asset rate change	—	12.1	—
Other	(0.4)	(0.6)	0.2
Effective tax rate	27.2%	33.9%	34.1%

15. Employee Benefits

Eligible employees participate in a profit sharing plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan allows for elective employee deferrals and the Bank makes matching contributions of up to 4% of eligible employee compensation. Our contributions to the plan, included in employee benefit expenses, were $828,574, $618,056 and $599,395 for 2018, 2017, and 2016, respectively.

The Bank also offers Supplemental Executive Retirement Plans (“SERPs”) to its executive officers providing for retirement income benefits. We accrue the present value of the SERPs over the remaining number of years to the executives’ expected retirement dates. The combined accrued liability for these plans at December 31, 2018 and 2017 was $6.0 million and $5.9 million, respectively. The Bank’s expenses for the SERPs were $518,511, $671,182 and $649,244 in 2018, 2017, and 2016, respectively.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

MB&T had an employee benefit plan entitled the Maryland Bankcorp, N.A. KSOP (“KSOP”). The KSOP included a profit sharing plan that qualified under section 401(k) of the Internal Revenue Code as an employee stock ownership plan. We have discontinued any future contributions to the employee stock ownership plan. At December 31, 2018, the employee stock ownership plan owned 29,308 shares of Bancshares’ common stock, had $19,305 invested in Bank certificates of deposit, and $20,094 in a Bank money market account. We have transferred the MB&T KSOP assets at acquisition of MB&T on April 2, 2011 into the Bank’s 401(k) plan discussed above.

The annuity plan is an interest earning investment that we purchased to fund a new supplemental retirement plan and amendments to existing retirement plans that will provide lifetime payments to two of our executive officers; we entered into these new agreements as of May 7, 2018, as described in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. We invested $6.0 million during the fourth quarter of 2017 and the annuity plan was effective January 1, 2018. The annuity plan was valued at $6.3 million at December 31, 2018.

Stock Options and Restricted Stock

We maintain the Old Line Bancshares, Inc. 2010 Equity Incentive Plan (the “Plan”) under which we may grant, among other awards, options to purchase Bancshares’ common stock and restricted shares of common stock. The Compensation Committee of the board of directors administers the Plan. As the Plans outlines, the Compensation Committee approves stock option grants to directors and employees, determines the number of shares, the type of option, the option price, the term (not to exceed 10 years from the date of issuance) and the vesting period of options granted. The Compensation Committee has approved and we have granted options vesting immediately as well as over periods of two, three and five years. We recognize the compensation expense associated with these grants over their respective vesting periods. In 2013, stockholders approved an amendment to increase the number of shares issuable under the Plan by 450,000 shares. As of December 31, 2018, there were 182,137 shares remaining available for future issuance under the Plan. Shares issued upon exercise of options are issued from authorized but unissued shares.

The intrinsic value of the options that directors and officers exercised for the years ended December 31, 2018, 2017 and 2016 was $1,742,133, $488,995 and $830,962, respectively.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

A summary of the status of outstanding options follows:

	2018		2017		2016
		Weighted		Weighted		Weighted
		average		average		average
	Number	exercise	Number	exercise	Number	exercise
	of shares	price	of shares	price	of shares	price
Outstanding, beginning of year	327,574	$12.22	360,988	$12.04	368,956	$10.67
Options granted	75,000	29.81	—	—	58,926	17.75
Options exercised	(87,851)	10.04	(26,914)	10.10	(66,894)	9.52
Options forfeited	—	—	—	—	—	—
Options expired	(18,200)	7.75	(6,500)	10.85	—	—
Outstanding, end of year	296,523	$17.12	327,574	$12.22	360,988	$12.04

				Outstanding Options		Exercisable Options
			Number of	Weighted		Number of
			shares at	average	Weighted	shares at	Weighted
			December 31,	remaining term	average	December 31,	average
Exercise price			2018	in years	exercise price	2018	exercise price
$6.30	-	10.95	62,663	2.56	$8.01	62,663	$8.01
$10.96	-	14.35	31,297	4.27	12.24	31,297	12.24
$14.36	-	16.76	87,377	5.66	15.57	80,710	15.57
$16.77	-	17.75	50,186	7.16	17.75	36,143	17.75
29.00	-	32.00	50,000	9.01	29.00	—	—
32.01	-	32.75	15,000	9.26	32.50	—	—
Total			296,523	5.89	$17.12	210,813	$13.21

Intrinsic value of vested exercisable options where the market value exceeds the exercise price	$2,764,173
Intrinsic value of outstanding options where the market value exceeds the exercise price	$2,954,459

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

At December 31, 2018, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next three years. The following table summarizes the fair values of the options granted and weighted-average assumptions used to calculate the fair values. We used the Black-Scholes option pricing model.

Years Ended December 31,	2018			2017	2016
Expected dividends	1.00%			-%	1.00%
Risk free interest rate	2.30%			-%	1.75%
Expected volatility	22.21%			-%	25.28%
Weighted average volatility	22.84%			-%	15.91%
Expected life in years	2.42	-	5.00	-	4.68	-	5.72
Weighted average fair value of options granted	$8.11			$-	$5.40

During the year ended December 31, 2018, we granted 34,312 restricted common stock awards under the Plan.

The following table outlines the vesting schedule of the unvested restricted stock awards.

Vesting Schedule of Unvested Restricted Stock
Awards December 31, 2018
# of Restricted
Vesting Date	Shares
2/24/2019	5,295
7/8/2019	7,537
8/29/2019	5,432
10/1/2019	4,950
12/31/2019	8,810
2/24/2020	3,472
8/29/2020	5,439
10/1/2020	4,955
12/31/2020	8,825
2/24/2021	3,090
10/1/2021	4,963
Total Issued	62,768

At December 31, 2018, there is $3.8 million unrecognized compensation cost related to non-vested restricted stock awards that we expect to realize over the next three years. A summary of the restricted stock awards during the year follows:

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted		Weighted		Weighted
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	shares	fair value	shares	fair value	shares	fair value
Nonvested, beginning of period	68,277	$23.86	54,151	$17.30	27,878	$15.52
Restricted stock granted	34,312	32.06	42,066	28.22	36,461	18.20
Restricted stock vested	(39,821)	24.09	(27,940)	17.17	(10,188)	15.63
Restricted stock forfeited	—	—	—	—	—	—
Nonvested, end of period	62,768	$28.20	68,277	$23.86	54,151	$17.30
Total fair value of shares vested	$1,100,123		$811,696		$194,589
Intrinsic value of non-vested restricted stock awards where the market value exceeds the exercise price		$723,778		$380,824		$361,506
Intrinsic value of vested restricted stock awards where the market value exceeds the exercise price		$2,097,409		$1,677,537		$819,472

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

As of December 31, 2018 and 2017, the capital ratios and the capital requirements to remain adequately and well capitalized are as follows:

			Minimum capital		To be well
	Actual		adequacy (1)		capitalized (2)
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)
Consolidated	$309,404	11.8%	$210,283	8%	$262,853	10%
Old Line Bank	$302,881	11.5%	$209,861	8%	$262,326	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$266,845	10.2%	$157,712	6%	$210,283	8%
Old Line Bank	$295,322	11.3%	$157,396	6%	$209,861	8%
Tier 1 capital (to average assets)
Consolidated	$266,845	9.4%	$113,183	4%	$141,479	5%
Old Line Bank	$295,322	10.4%	$113,305	4%	$141,631	5%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$370,771	10.0%	$118,284	4.5%	$170,855	6.5%
Old Line Bank	$295,322	11.3%	$118,048	4.5%	$170,512	6.5%

			Minimum capital		To be well
	Actual		adequacy (1)		capitalized (2)
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Total capital (to risk weighted assets)
Consolidated	$221,083	11.8%	$149,839	8%	$187,298	10%
Old Line Bank	$212,452	11.4%	$149,509	8%	$186,886	10%
Tier 1 capital (to risk weighted assets)
Consolidated	$180,101	9.6%	$112,379	6%	$149,839	8%
Old Line Bank	$206,471	11.0%	$112,132	6%	$149,509	8%
Tier 1 capital (to average assets)
Consolidated	$180,101	8.8%	$81,485	4%	$101,857	5%
Old Line Bank	$206,471	10.1%	$81,415	4%	$101,769	5%
Common Equity Tier 1 (to risk-weighted assets)
Consolidated	$176,070	9.4%	$84,284	4.5%	$121,744	6.5%
Old Line Bank	$206,471	11.0%	$84,099	4.5%	$121,476	6.5%

______________________

(1)	When fully phased-in on January 1, 2019, the Basel III capital rules include a capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and will increase each subsequent January 1, until it reaches 2.5% on January 1, 2019.

(2)	Prompt corrective action provisions are not applicable at the bank holding company level.

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

December 31,	2018	2017
Commitments to extend credit and available credit lines:
Commercial	$198,968,554	$132,245,792
Construction	232,679,889	132,854,976
Consumer	77,780,070	41,151,049
Total	$509,428,513	$306,251,817
Standby letters of credit	$17,513,108	$12,361,974

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s credit-worthiness on a case by case basis. We regularly reevaluate many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of non-performance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

We have recognized a reserve in the amount of $30,873, $74,908 and $19,547 for loans sold in the secondary market with recourse obligations as of December 31, 2018, 2017 and 2016. In addition, a reserve in the amount of $88,281, $60,719 and $51,808 has been established for the unfunded portion of loan commitments at December 31, 2018, 2017 and 2016, respectively. Both reserves are included in other liabilities.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

As of December 31, 2018, we leased 26 branch locations and five loan production offices from non-related parties under lease agreements expiring through 2040. Each of the leases provides extension options.

The approximate future minimum lease commitments under the operating leases as of December 31, 2018, are presented below. We have eliminated 62.5% of lease commitments to Pointer Ridge in consolidation that was paid prior to Bank’s purchase of the remaining interest in Pointer Ridge.

Year	Amount (in thousands)
2019	$2,901
2020	2,432
2021	2,127
2022	1,615
2023	1,315
Remaining	5,197
Total	$15,587

Rent expense was $2,919,544, $2,104,832 and $2,056,401 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. For the years ended December 31, 2018 and 2017, there were no transfers between levels.

At December 31, 2018, Bancshares holds, as part of its investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds and mortgage-backed securities. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items. These are inputs used by a third-party pricing service used by us. To validate the appropriateness of the valuations provided by the third party, we regularly update the understanding of the inputs used and compare valuations to an additional third party source. We classify all our investment securities available for sale in Level 2 of the fair value hierarchy, with the exception of treasury securities, which fall into Level 1, and our corporate bonds, which fall into Level 3.

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At December 31, 2018 (in thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$2,993	$2,993	$—	$—	$—
U.S. government agency	18,606	—	18,606	—	—
Corporate Bonds	22,339		—	22,339
Municipal securities	77,289	—	77,289	—	—
FHLMC MBS	18,074	—	18,074	—	—
FNMA MBS	53,659	—	53,659	—	—
GNMA MBS	26,746	—	26,746	—	—
Total recurring assets at fair value	$219,706	$2,993	$194,374	$22,339	$—

	At December 31, 2017 (in thousands)
		Quoted Prices in	Other	Significant	Total Changes
		Active Markets for	Observable	Unobservable	in Fair Values
		Identical Assets	Inputs	Inputs	Included in
	Carrying Value	(Level 1)	(Level 2)	(Level 3)	Period Earnings
Available-for-sale:
Treasury securities	$3,005	$3,005	$—	$—	$—
U.S. government agency	17,734	—	17,734	—	—
Corporate Bonds	14,658		—	14,658
Municipal securities	79,555	—	79,555	—	—
FHLMC MBS	19,455	—	19,455	—	—
FNMA MBS	62,946	—	62,946	—	—
GNMA MBS	21,000	—	21,000	—	—
Total recurring assets at fair value	$218,353	$3,005	$200,690	$14,658	$—

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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance sheet using inputs classified as level 3 in the fair value for the period indicated:

	Level 3	Level 3
(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Investment available-for-sale
Balance as of January 1, 2018	$14,658	8,172
Realized and unrealized gains (losses)
Included in earnings	—	—
Included in other comprehensive income	181	(35)
Purchases, issuances, sales and settlements	4,000	6,521
BYBK acquisition during the period	3,500	—
Transfers into or out of level 3	—	—
Balance at December 31, 2018	$22,339	14,658

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that we recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	At December 31, 2018 (in thousands)
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
Legacy:	$2,745	—	—	$2,745
Acquired:	3,894	—	—	3,894
Total Impaired Loans	6,639	—	—	6,639

Other real estate owned:
Legacy:	$—	—	—	$—
Acquired:	883	—	—	883
Total other real estate owned:	883	—	—	883
Total	$7,522	$—	$—	$7,522

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

The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect a further decline in the fair value of properties since the time the appraisal analysis was performed. Discounts applied to appraisals have predominantly been in the range of 0% to 50%; however, in certain cases have ranged up to 75% which include estimated costs to sell or other reductions based on market expectations or an executed sales contract. Appraised values are reviewed and monitored internally and fair value is re-assessed at least quarterly or more frequently when circumstances occur that indicate a change in fair value. Therefore, the inputs used to determine the fair value of OREO and repossessed assets fall within Level 3. We may include within OREO other repossessed assets received as partial satisfaction of a loan. These assets are not material and do not typically have readily determinable market values and are considered Level 3 inputs. As a result of the acquisition of Maryland Bankcorp, WSB Holdings and Regal, we have segmented the other real estate owned into two components, real estate obtained as a result of loans originated by the Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired). We had no OREO acquired from the DCB acquisition. The increase in level 3 is due to an increase in our legacy non-accrual loans, and acquired other real estate owned.

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

	December 31, 2018 (in thousands)
	Carrying Amount (000’s)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$44,501	$44,501	$44,501	$—	$—
Loans receivable, net	2,409,228	2,383,673	—	—	2,383,673
Loans held for sale	11,564	11,860	—	11,860	—
Investment securities available for sale	219,706	219,706	2,993	194,374	22,339
Equity Securities at cost	11,151	11,151	—	11,151	—
Bank Owned Life Insurance	67,920	67,920	—	67,920	—
Accrued interest receivable	7,959	7,959	—	1,393	6,566
Liabilities:
Deposits:
Non-interest-bearing	559,060	559,060	—	559,060	—
Interest bearing	1,736,989	1,752,883	—	1,752,883	—
Short term borrowings	228,185	228,185	—	228,185	—
Long term borrowings	38,371	38,371	—	38,371	—
Accrued Interest payable	2,845	2,845	—	2,845	—

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

	December 31, 2017 (in thousands)
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

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

19. Other Operating Expenses

Other operating expenses that are significant are as follows:

December 31,	2018	2017	2016
Legal Expenses	$296,227	$247,723	$253,129
Professional Fees(1)	—	688,000	439,954
Audit and Exam	356,000	388,000	504,167
ATM expenses(1)	15,831	346,000	182,519
Sponsorship and Donations	620,248	374,454	285,342
Executive life insurance	308,963	198,318	174,597
Other	7,606,042	5,059,677	4,682,577
Total	$9,203,311	$7,302,172	$6,522,285

______________________

(1) Reclassification of ATM expenses and professional fees are now included in other expenses.

20. Parent Company—Condensed Financial Information

The condensed balance sheets, statements of income, and statements of cash flows for Bancshares (Parent Company) follow:

Old Line Bancshares, Inc.

Condensed Balance Sheets

December 31,	2018	2017
Assets
Cash and due from banks	$2,863,205	$4,856,350
Investment in Real Estate LLC	—	—
Investment in MD Statutory Trust	202,000	202,000
Investment in Old Line Bank	403,435,665	238,127,239
Federal income tax receivable	5,156,598	3,613,048
Other assets	55,723	307,165
Total Assets	$411,713,191	$247,105,802
Liabilities and Stockholders’ Equity
Accounts payable	$2,571,366	$1,271,687
Trust preferred	4,188,335	4,031,170
Subordinated debt	34,182,956	34,075,759
Stockholders’ equity
Common stock	170,311	125,083
Additional paid-in capital	293,501,107	148,882,865
Retained earnings	82,628,356	61,054,487
Accumulated other comprehensive income (loss)	(5,529,240)	(2,335,249)
Total stockholders' equity	370,770,534	207,727,186
Total liabilities and stockholders' equity	$411,713,191	$247,105,802

Old Line Bancshares, Inc. & Subsidiaries
Notes to Consolidated Financial Statements
(Continued)

Old Line Bancshares, Inc.

Condensed Statements of Income

Years Ended December 31,	2018	2017	2016
Interest and dividend income (expense)
Dividend from Old Line Bank	$10,402,915	$3,751,353	$2,603,947
Interest income on money market and certificates of deposit	—	—	—
Interest expense on trust preferred and subordinated debt	(2,531,850)	(2,447,346)	(1,166,298)
Interest expense on loans	—	—	—
Net interest and dividend income	7,871,065	1,304,007	1,437,649
Non-interest income (loss)	—	(195,896)	(102,630)
Non-interest expense	6,290,293	3,870,509	1,386,530
Income before income taxes	1,580,772	(2,762,398)	(51,511)
Income tax expense (benefit)	(1,337,487)	(1,859,603)	(885,393)
Total	2,918,259	(902,795)	833,882
Undistributed net income of Old Line Bank	24,299,433	16,866,609	12,321,215
Net income	$27,217,692	$15,963,814	$13,155,097

Old Line Bancshares, Inc.

Statements of Cash Flows

Years Ended December 31,	2018	2017	2016
Cash flows from operating activities
Net income	$27,217,692	$15,963,814	$13,155,097
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of Old Line Bank	(34,702,348)	(16,866,609)	(12,321,215)
Stock based compensation awards	1,192,022	694,593	562,672
Loss from investment in real estate Pointer Ridge LLC	—	195,896	102,630
(Increase) decrease in income tax receivable	(1,543,550)	(1,967,008)	(850,118)
Increase (decrease) in other liabilities	10,762,442	635,194	(75,822)
(Increase) decrease in other assets	251,443	(288,200)	88,752
Net cash provided (used) by operating activities	$3,177,701	$(1,632,320)	$661,996
Cash flows from investing activities
Cash and cash equivalents of acquired company	(21,617,610)	(35,566,947)	—
Purchase Pointer Ridge LLC	—	4,004,969	(3,677,297)
Net cash to bank	21,617,610	35,573,868	(23,756,314)
Net cash used in investing activities	—	4,011,890	(27,433,611)
Cash flows from financing activities
Proceeds from stock options exercised, including tax benefit	1,033,267	679,748	837,763
Proceeds from issuance of common stock	(207,514)	—	—
Acquisition cash consideration	—	—	—
Subordinated debt issued	107,197	107,196	33,968,563
Purchase of minority member(s) interest	—	—	(258,181)
Cash dividends paid-common stock	(6,103,796)	(3,751,353)	(2,603,948)
Net cash used in (provided) by financing activities	(5,170,846)	(2,964,409)	31,944,197
Net (decrease) increase in cash and cash equivalents	(1,993,145)	(584,839)	5,172,582
Cash and cash equivalents at beginning of year	4,856,350	5,441,189	268,607
Cash and cash equivalents at end of year	$2,863,205	$4,856,350	$5,441,189

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

Item 9A. Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, Old Line Bancshares’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares, Inc.’s disclosure controls and procedures. Based upon that evaluation, Old Line Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares, Inc.’s disclosure controls and procedures are effective as of December 31, 2018. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, there were no changes in Old Line Bancshares, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares, Inc.’s internal control over financial reporting.

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

As permitted by guidance provided by the staff of the U.S. Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2018 has excluded Bay Bancorp, Inc., acquired on April 13, 2018. We have also excluded Bay Bancorp, Inc. from the scope of our audit of internal control over financial reporting. Bay Bancorp, Inc. constituted 17.27 percent of consolidated revenue (total net interest income and total non-interest income) for the year ended December 31, 2018, and 17.26 percent of consolidated total assets as of December 31, 2018.

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

Dixon Hughes Goodman LLP, the registered public accounting firm that audited the Company’s financial statements included in this report as of December 31, 2018 and 2017 and for the three-year period ended December 31, 2018, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018 that is included elsewhere in this report.

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

The remaining information required by this Item 10 is incorporated by reference to the information appearing under the captions “Election of Directors,” “Board Meetings and Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2019 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to the information appearing under the captions “Director Compensation,” “Executive Compensation” and “Board Meetings and Committees” in the Proxy Statement for the 2019 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2018, with respect to compensation plans under which equity securities of Old Line Bancshares are authorized for issuance.

Equity Compensation Plan Information

December 31, 2018

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under Equity compensation plans
Equity compensation plans approved by security holders(1)	296,523	$17.12	210,613

______________________

(1)	Includes the 2010 Equity Incentive Plan.

The remaining information required by this Item 12 is incorporated by reference to the information appearing under the caption “Ownership of Old Line Bancshares Common Stock” in the Proxy Statement for the 2019 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Election of Directors” in the Proxy Statement for the 2019 Annual Meeting of Stockholders of Old Line Bancshares, Inc.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents combined fees for professional audit services rendered by Dixon Hughes Goodman LLP for the audit of Old Line Bancshares, Inc.’s annual consolidated financial statements for the years ended December 31, 2018 and 2017 and fees billed for other services rendered by Dixon Hughes Goodman LLP.

	Years Ended
	December 31,
	2018	2017
Audit fees(1)	$310,057	$276,819
Audit-related fees(2)	27,044	24,910
Tax fees(3)	56,575	13,025
All other fees	14,049	15,000
Total	$407,725	$329,754

______________________

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Old Line Bancshares, Inc.’s consolidated (or Old Line Bank’s) annual financial statements and review of the interim consolidated financial statements included in quarterly reports that Dixon Hughes Goodman LLP normally provides in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees in 2018 and 2017 are for reviewing filings and assistance related to the audits for the 401K plan and Housing and Urban Development programs.

(3)	Tax fees consist of fees billed for professional services rendered for federal and state compliance, tax advice and tax planning.

(4)	All other fees consists of other miscellaneous fees.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Auditor

Old Line Bancshares, Inc.’s audit committee approves the engagement before Old Line Bancshares, Inc. or Old Line Bank engages the independent auditor to render any audit or non-audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description of Exhibits

2.1(V)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Maryland Bankcorp, Inc., dated as of September 1, 2010, and Amendment No. 1 thereto

2.2(R)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and WSB Holdings, Inc., dated as of September 10, 2012, and Amendment No. 1 thereto

2.3(EE)	Agreement and Plan of Merger, dated as of August 5, 2015, by and between Old Line Bancshares, Inc. and Regal Bancorp, Inc.

2.4(S)	Agreement and Plan of Merger by and between DCB Bancshares, Inc. and Old Line Bancshares, Inc. dated as of February 1, 2017.

2.5(FF)	Agreement and Plan of Merger by and between Old Line Bancshares, Inc. and Bay Bancorp, Inc. dated as of September 27, 2017.

3.1(A)	Articles of Amendment and Restatement of Old Line Bancshares, Inc.

3.1.1(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.2(L)	Articles of Amendment of Old Line Bancshares, Inc.

3.1.3(AA)	Articles of Amendment of Old Line Bancshares, Inc.

3.2(A)	Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.1(B)	Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

3.2.2(C)	Second Amendment to the Amended and Restated Bylaws of Old Line Bancshares, Inc.

4(Y)	Specimen Stock Certificate for Old Line Bancshares, Inc.

10.1(F)*	Second Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated December 10, 2015

10.1.1(D)*	First Amendment to Second Amended and Restated Executive Employment Agreement between Old Line Bank and James W. Cornelsen dated as of January 1, 2017

10.2(I)*	Purchase Agreement dated August 10, 2016, by and between Old Line Bancshares, Inc. and Sandler O’Neill & Associates, L.P., as representative of the Initial Purchasers

10.3(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.4(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen

10.5(L)*	Second Amendment dated May 7, 2018, to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen originally effective as of January 3, 2006

Exhibit No.	Description of Exhibits

10.6(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and James W. Cornelsen

10.7(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and James W. Cornelsen

10.8(D)*	Sixth Amendment to Re-Stated Executive Employment Agreement by and between Old Line Bank and Joseph Burnett dated as of February 25, 2017

10.9(K)*	Salary Continuation Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett

10.10(O)*	First Amendment dated December 31, 2007 to the Salary Continuation Agreement between Old Line Bank and Joseph Burnett

10.11(K)*	Supplemental Life Insurance Agreement dated January 3, 2006 between Old Line Bank and Joseph Burnett

10.12(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Joseph Burnett

10.13(DD)*	Salary Continuation Plan Agreement (2014) by and between Old Line Bank and Mark Semanie dated as of March 27, 2014

10.14(L)*	First Amendment dated May 7, 2018, to the Salary Continuation Plan Agreement (2014) by and between Old Line Bank and Mark A. Semanie dated as of March 27,2014

10.15(L)*	Supplemental Executive Retirement Plan by and between Old Line Bank and James W. Cornelsen dated as of May 7, 2018

10.16(Q)*	Executive Employment Agreement by and between Old Line Bank and Elise Hubbard dated as of May 7, 2018

10.17(Q)*	Executive Employment Agreement by and between Old Line Bank and Jack Welborn dated as of May 7, 2018

10.18(O)*	First Amendment dated December 31, 2007 to the Supplemental Life Insurance Agreement between Old Line Bank and Christine Rush

10.19(E)*	2004 Equity Incentive Plan

10.20(G)*	Form of Incentive Stock Option Agreement for 2004 Equity Incentive Plan

10.21(X)*	Form of Nonqualified Stock Option Agreement for 2004 Equity Incentive Plan

10.22(U)*	Form of Restricted Stock Agreement for the 2004 Equity Incentive Plan

10.23(G)*	Old Line Bancshares, Inc. and Old Line Bank Director Compensation Policy

10.24(H)*	Incentive Plan Model and Stock Option Model

Exhibit No.	Description of Exhibits

10.25(BB)*	Old Line Bancshares, Inc. 2010 Equity Incentive Plan

10.26(Z)*	Form of Restricted Stock Agreement under 2010 Equity Incentive Plan

10.27(Z)*	Form of Non-Qualified Stock Option Grant Agreement under 2010 Equity Incentive Plan

10.28(Z)*	Form of Incentive Stock Option Grant Agreement under 2010 Equity Incentive Plan

10.29(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 101)

10.30(J)	Agreement of Lease by and between Pointer Ridge Office Investment, LLC, a Maryland limited liability company (Landlord) and Old Line Bank (Tenant) dated December 29, 2011 (Suite 301)

10.31(M)*	Salary Continuation Plan Agreement (2012-A Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.32(L)*	First Amendment dated May 7, 2018, to the Salary Continuation Plan Agreement (2012-A Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012

10.33(M)*	Salary Continuation Plan Agreement (2012-B Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012, and form of Change in Control Benefit Election Form thereunder

10.34(L)*	First Amendment dated May 7, 2018, to the Salary Continuation Plan Agreement (2012-B Plan) by and between Old Line Bank and James W. Cornelsen dated as of October 1, 2012

10.35(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and James W. Cornelsen dated as of February 26, 2010

10.36(L)*	First Amendment dated May 7, 2018, to the Salary Continuation Agreement between Old Line Bank and James W. Cornelsen originally effective as of June 7, 2010

10.37(T)*	Salary Continuation Plan Agreement (2010 Plan) by and between Old Line Bank and Joseph E. Burnett dated as of February 26, 2010

10.38(Q)*	Amended and Restated Executive Employment Agreement by and between Old Line Bank and Mark A. Semanie dated as of May 7, 2018

10.39(Q)*	Amended and Restated Executive Employment Agreement by and between Old Line Bank and Martin John Miller dated as of May 7, 2018

21(N)	Subsidiaries of Registrant

Exhibit No.	Description of Exhibits

23.1	Consent of Dixon Hughes Goodman LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.1(A)	Agreement and Plan of Reorganization between Old Line Bank and Old Line Bancshares, Inc., including form of Articles of Share Exchange attached as Exhibit A thereto

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T

140

______________________

*	Management compensatory plan, contract or arrangement.

(A)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form 10-SB, as amended, under the Securities Exchange Act of 1934, as amended (File Number 000-50345).

(B)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on March 24, 2011.

(C)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on August 10, 2012.

(D)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-4, under the Securities Act of 1933, as amended (File Number 333-221714).

(E)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Registration Statement on Form S-8, under the Securities Act of 1933, as amended (File Number 333-116845).

(F)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.

(G)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 5, 2005.

(H)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from Old Line Bancshares, Inc.’s Quarterly Report on Form 10-QSB filed on August 10, 2005.

(I)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on August 15, 2016.

(J)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 4, 2012.

(K)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 6, 2006.

(L)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2018.

(M)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on October 4, 2012.

(N)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, filed on November 6, 2017.

(O)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 7, 2008.

(P)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed on August 15, 2011.

(Q)	Previously filed by Old Line Bancshares, Inc. as a part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q for the quarter period ended March 31, 2018, filed on May 9, 2018.

(R)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Annex A to Old Line Bancshares, Inc.’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (File Number 333-184924).

(S)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on February 1, 2017.

(T)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Amendment No. 1 to Old Line Bancshares, Inc.’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (File Number 333-184924).

(U)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K filed on January 28, 2010.

(V)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Annex A of Old Line Bancshares, Inc.’s Registration Statement on Form S-4 under the Securities Act of 1933, as amended (File Number 333-170464).

(W)	Reserved.

(X)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 26, 2010.

(Y)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Pre-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (File Number 333-184924) filed on May 20, 2013.

(Z)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Appendix A of Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on April 19, 2010.

(AA)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2013.

(BB)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Appendix B of Old Line Bancshares, Inc.’s Proxy Statement on Schedule 14A, filed with the Commission on July 12, 2013.

(CC)	Reserved.

(DD)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2014.

(EE)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Amendment No. 1 to Current Report on Form 8-K filed with the Commission on August 5, 2015.

(FF)	Previously filed by Old Line Bancshares, Inc. as part of, and incorporated by reference from, Old Line Bancshares, Inc.’s Current Report on Form 8-K/A filed with the Commission on September 28, 2017.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Old Line Bancshares, Inc.

Date: March 13, 2019	By:	/s/ James W. Cornelsen
James W. Cornelsen, President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James W. Cornelsen	Director, President and Chief Executive Officer (Principal	March 13, 2019
James W. Cornelsen	Executive Officer)

/s/ Elise M. Hubbard	Chief Financial Officer (Principal Accounting and Financial	March 13, 2019
Elise M. Hubbard	Officer)

/s/ Craig E. Clark	Director and Chairman of the Board	March 13, 2019
Craig E. Clark

/s/ ROSIE ALLEN-HERRING	Director	March 13, 2019
Rosie Allen-Herring
/s/ STEVEN BREEDEN	Director	March 13, 2019
Steven Breeden

/s/ James R. Clifford, Sr.	Director	March 13, 2019
James R. Clifford, Sr.

/s/ Stephen J. Deadrick	Director	March 13, 2019
Stephen J. Deadrick

/s/ James F. Dent	Director	March 13, 2019
James F. Dent

/s/ Andre’ J. Gingles	Director	March 13, 2019
Andre’ J. Gingles

/s/ Thomas H. Graham	Director	March 13, 2019
Thomas H. Graham

/s/ ERIC D. HOVDE	Director	March 13, 2019
Eric D. Hovde

/s/ Gail D. Manuel	Director	March 13, 2019
Gail D. Manuel

/s/ Gregory S. Proctor, Jr.	Director	March 13, 2019
Gregory S. Proctor, Jr.

/s/ Jeffrey A. Rivest	Director	March 13, 2019
Jeffrey A. Rivest

/s/ Suhas R. Shah	Director	March 13, 2019
Suhas R. Shah

/s/ John M. Suit, II	Director	March 13, 2019
John M. Suit, II

