Form 10-Q
period 2019-03-31
OLD LINE BANCSHARES INC
filed 2019-05-10
CIK 1253317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	OLBK	The Nasdaq Stock Market LLC

As of April 30, 2019, the registrant had 17,039,647 shares of common stock outstanding.

OLD LINE BANCSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

Part 1. Financial Information

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$49,619,806	$41,495,763
Interest bearing accounts	2,107,845	2,051,273
Federal funds sold	961,329	953,582
Total cash and cash equivalents	52,688,980	44,500,618
Investment securities available for sale-at fair value	307,034,351	219,705,762
Loans held for sale, fair value of $9,875,442 and $11,860,147	9,632,523	11,564,993
Loans held for investment (net of allowance for loan losses of $7,808,142 and $7,471,023, respectively)	2,417,186,160	2,409,227,698
Equity securities at cost	13,863,550	11,150,750
Premises and equipment	42,561,705	42,624,787
Accrued interest receivable	8,607,100	7,958,511
Income taxes receivable	2,157,137	5,014,510
Deferred income taxes	3,410,385	4,660,278
Bank owned life insurance	68,333,419	67,920,021
Annuity Plan	6,269,638	6,268,426
Other real estate owned	882,510	882,510
Goodwill	94,668,455	94,668,455
Core deposit intangible	14,704,408	15,362,232
Other assets	35,245,726	8,497,544
Total assets	$3,077,246,047	$2,950,007,095

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$579,962,005	$559,059,672
Interest bearing	1,755,472,767	1,736,989,227
Total deposits	2,335,434,772	2,296,048,899
Short term borrowings	282,141,546	228,184,856
Long term borrowings	38,437,015	38,371,291
Accrued interest payable	2,460,829	2,844,715
Supplemental executive retirement plan	6,089,246	5,997,819
Other liabilities	32,559,241	7,788,981
Total liabilities	2,697,122,649	2,579,236,561
Stockholders’ equity
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 17,051,569 and 17,031,052 shares issued and outstanding in 2019 and 2018, respectively	170,516	170,311
Additional paid-in capital	293,590,357	293,501,107
Retained earnings	89,084,561	82,628,356
Accumulated other comprehensive loss	(2,722,036)	(5,529,240)
Total stockholders’ equity	380,123,398	370,770,534
Total liabilities and stockholders’ equity	$3,077,246,047	$2,950,007,095

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Interest Income
Loans, including fees	$28,850,931	$19,700,762
U.S. treasury securities	16,119	10,029
U.S. government agency securities	295,453	81,542
Corporate bonds	258,964	200,469
Foreign bonds	21,255	—
Mortgage backed securities	672,018	575,018
Municipal securities	495,972	500,620
Federal funds sold	5,323	665
Other	294,208	255,234
Total interest income	30,910,243	21,324,339
Interest expense
Deposits	5,616,515	2,306,733
Borrowed funds	1,982,713	1,334,831
Total interest expense	7,599,228	3,641,564
Net interest income	23,311,015	17,682,775
Provision for loan losses	414,175	394,896
Net interest income after provision for loan losses	22,896,840	17,287,879
Non-interest income
Account service charges	627,260	576,584
Point of sale sponsorship program	600,061	—
Earnings on bank owned life insurance	494,180	292,936
Gain on disposal of assets	—	14,366
Rental income	216,597	198,444
Income on marketable loans	496,843	418,472
Other fees and commissions	327,838	294,219
Total non-interest income	2,762,779	1,795,021
Non-interest expense
Salaries and benefits	7,133,583	5,485,450
Occupancy and equipment	2,452,773	1,980,401
Data processing	727,183	609,639
FDIC insurance and State of Maryland assessments	247,249	188,071
Core deposit premium amortization	657,824	312,313
Loss on sales of other real estate owned	—	12,516
OREO expense	25,666	184,994
Directors fees	180,650	170,550
Network services	114,450	79,205
Telephone	247,030	204,424
Other operating	2,462,305	1,764,396
Total non-interest expense	14,248,713	10,991,959

Income before income taxes	11,410,906	8,090,941
Income tax expense	2,906,732	2,025,759
Net income	8,504,174	6,065,182

Basic earnings per common share	$0.50	$0.48
Diluted earnings per common share	$0.50	$0.48
Dividend per common share	$0.12	$0.08

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Three Months Ended March 31,	2019	2018
Net income	$8,504,174	$6,065,182

Other comprehensive income (loss):
Unrealized (loss) gain on securities available for sale, net of taxes of $1,065,736, and ($1,216,115), respectively	2,807,204	(3,203,310)
Other comprehensive income (loss)	2,807,204	(3,203,310)
Comprehensive income	$11,311,378	$2,861,872

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Total Stockholders’
	Shares	Par value	capital	earnings	loss	Equity

Balance December 31, 2017	12,508,332	$125,083	$148,882,865	$61,054,487	$(2,335,249)	$207,727,186
Net income attributable to Old Line Bancshares, Inc.	—	—	—	6,065,182	—	6,065,182
Other comprehensive loss	—	—	—	—	(2,303,310)	(2,303,310)
Tax Cut and Jobs Act	—	—	—	459,973	(459,973)	—
Stock based compensation awards	—	—	288,559	—	—	288,559
Stock options exercised	38,921	389	520,507	—	—	520,896
Restricted stock issued	19,443	195	(195)	—	—	—
Common stock cash dividends $0.08 per share	—	—	—	(1,005,723)	—	(1,005,723)
Balance March 31, 2018	12,566,696	$125,667	$149,691,736	$66,573,919	$(5,098,532)	$211,292,790

Balance December 31, 2018	17,031,052	$170,311	$293,501,107	$82,628,356	$(5,529,240)	$370,770,534
Net income attributable to Old Line Bancshares, Inc.	—	—	—	8,504,174	—	8,504,174
Other comprehensive income	—	—	—	—	2,807,204	2,807,204
Stock based compensation awards	—	—	291,715	—	—	291,715
Stock options exercised	2,400	24	48,907	—	—	48,931
Restricted stock issued	28,191	282	(282)	—	—	—
Stock buyback	(10,074)	(101)	(251,090)	—	—	(251,191)
Common stock cash dividends $0.12 per share	—	—	—	(2,047,969)	—	(2,047,969)
Balance March 31, 2019	17,051,569	$170,516	$293,590,357	$89,084,561	$(2,722,036)	$380,123,398

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$8,504,174	$6,065,182
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	792,851	725,225
Provision for loan losses	414,175	394,896
Change in deferred loan fees net of costs	(370,625)	(360,813)
Amortization of premiums and discounts	152,251	205,833
Origination of loans held for sale	(27,285,030)	(19,299,766)
Proceeds from sale of loans held for sale	29,217,500	19,769,974
Income on marketable loans	(496,843)	(418,472)
Loss on sales of other real estate owned	—	12,516
Gain on sale of fixed assets	—	(14,366)
Amortization of intangible assets	657,824	312,313
Deferred income taxes	184,157	(14,181)
Stock based compensation awards	291,715	288,559
Increase (decrease) in
Accrued interest payable	(383,886)	(366,124)
Income tax payable	—	2,025,374
Supplemental executive retirement plan	91,427	81,904
Other liabilities	24,770,260	(1,041,292)
Decrease (increase) in
Accrued interest receivable	(648,589)	166,079
Bank owned life insurance	(413,398)	(237,073)
Annuity plan	(1,212)	—
Income tax receivable	2,857,373	—
Other assets	(26,748,182)	(612,437)
Net cash provided by operating activities	$11,585,942	$7,683,331
Cash flows from investing activities
Purchase of investment securities available for sale	(87,021,376)	(2,875,007)
Proceeds from disposal of investment securities
Available for sale at maturity, call or paydowns	3,413,477	6,248,518
Loans made, net of principal collected	(7,505,170)	(59,831,012)
Proceeds from sale of other real estate owned	—	191,884
Change in equity securities	(2,712,800)	1,194,900
Purchase of premises and equipment	(729,769)	(529,017)
Net cash used in investing activities	(94,555,638)	(55,599,734)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	3,108,697	21,502,593
Other deposits	36,277,176	111,298,482
Short term borrowings	53,956,690	(31,134,099)
Long term borrowings	65,724	65,723
Proceeds from stock options exercised	48,931	520,896
Repurchase of stock through stock repurchase program	(251,191)	—
Cash dividends paid-common stock	(2,047,969)	(1,005,723)
Net cash provided by financing activities	91,158,058	101,247,872

Net increase in cash and cash equivalents	8,188,362	53,331,469

Cash and cash equivalents at beginning of period	44,500,618	35,174,111
Cash and cash equivalents at end of period	$52,688,980	$88,505,580

The accompanying notes are an integral part of these consolidated financial statements

Old Line Bancshares, Inc. & Subsidiaries

Consolidated Statements of Cash Flows (continued)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7,983,114	$4,007,688
Income taxes	$—	$—
Supplemental Disclosure of Non-Cash Flow Operating Activities:
Loans transferred to other real estate owned	$—	$—
Initial recognition of right of use asset	$26,395,472	$—
Initial recognition of right of use liability	$26,692,114	$—

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

The foregoing consolidated financial statements for the periods ended March 31, 2019 and 2018 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), however, in the opinion of management we have included all adjustments necessary for a fair presentation of the results of the interim period. We derived the balances as of December 31, 2018 from audited financial statements. These statements should be read in conjunction with Old Line Bancshares’ financial statements and accompanying notes included in Old Line Bancshares’ Form 10-K for the year ended December 31, 2018. We have made no significant changes to Old Line Bancshares’ accounting policies as disclosed in the Form 10-K, except as described in the Recent Accounting Pronouncements section below.

Accounting Changes - Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842)” requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements.  ASU 2016-02 was effective for us on January 1, 2019.  ASU 2016-02 provides for a modified retrospective transition approach requiring lessees to recognize and measure leases on the balance sheet at the beginning of either the earliest period presented or as of the beginning of the period of adoption with the option to elect certain practical expedients.  We have elected to apply ASU 2016-02 as of the beginning of the period of adoption (January 1, 2019) and have not restated comparative periods.

Our operating leases relate primarily to office space and bank branches.  As a result of implementing ASU 2016-02, we recognized an operating lease right-of-use (“ROU”) asset of $26.2 million and an operating lease liability of $26.5 million on January 1, 2019, with no impact on our consolidated statements of income or consolidated statements of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. See Note 11 - Leases for additional information.

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

Reclassifications - We have made certain reclassifications to the 2018 financial presentation to conform to the 2019 presentation. These reclassifications did not change net income or stockholders’ equity.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which sets forth a “current expected credit loss” (“CECL”) model requiring Old Line Bancshares to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. For public business entities that are U.S. Securities and Exchange Commission filers, the amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Old Line Bancshares has constituted a committee that has the responsibility to gather loan information and consider acceptable methodologies to comply with this ASU. The committee meets periodically to discuss the latest developments and committee members keep themselves updated on such developments via webcasts, publications, and conferences. We have also evaluated and selected a third party vendor solution to assist us in the application of ASU 2016-13. The adoption of ASU 2016-13 is likely to result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. We expect to run our current model parallel to the CECL model by the end of the second quarter in 2019. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses on debt securities held to maturity. Old Line Bancshares’ evaluation indicates that the provisions of ASU 2016-13 will impact its consolidated financial statements, in particular the level of the reserve for loan losses. We are, however, continuing to evaluate the extent of the potential impact.

In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. Today, entities generally amortize the premium over the contractual life of the security. The new guidance does not change the accounting for purchased callable debt securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption was permitted. The guidance calls for a modified retrospective transition approach under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of this guidance did not have a material impact on Old Line Bancshares’ consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements.  The amendments set forth therein provide entities with an additional (and optional) transition method to adopt the new leases standard set forth in ASU 2016-02. Under such new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with U.S. GAAP (Topic 840, Leases).  The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component and, instead, to account for those components as a single component if the non-lease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met. If the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for Old Line Bancshares). Old Line Bancshares elected the transition options. ASU 2018-11 did not have a material impact on its consolidated financial statements.

ASU 2019-01, Leases (Topic 842), provides clarifications to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. Specifically, ASU 2019-01 (i) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (ii) allows for the cash flows received for sales-type and direct financing leases to continue to be presented as results from investing, and (iii) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. ASU 2019-01 will be effective for us on January 1, 2020 and will not have a material impact on our consolidated financial statements.

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

Purchase Price Consideration
Cash consideration	$973,383
Purchase price assigned to shares exchanged for stock	142,645,695
Total purchase price for BYBK acquisition	143,619,078

Fair Value of Assets Acquired
Cash and due from banks	$22,590,994
Investment securities	51,895,757
Restricted equity securities, at cost	2,339,700
Loans, net	546,215,988
Premises and equipment	3,127,963
Accrued interest receivable	1,714,054
Accrued taxes receivable	1,912,807
Deferred income taxes	1,219,602
Bank owned life insurance	16,319,198
Other real estate owned	1,041,079
Core deposit intangible	11,243,714
Other assets	1,817,233
Total assets acquired	$661,438,089
Fair Value of Liabilities assumed
Deposits	$541,368,907
Short term borrowings	41,100,000
Other liabilities	4,934,884
Total liabilities assumed	$587,403,791
Fair Value of net assets acquired	74,034,298
Total Purchase Price	143,619,078

Goodwill recorded for BYBK	$69,584,780

3.	INVESTMENT SECURITIES

Presented below is a summary of the amortized cost and estimated fair value of securities.

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
March 31, 2019
Available for sale
U.S. treasury	$3,000,457	$—	$(5,379)	$2,995,078
U.S. government agency	96,472,874	217,719	(262,471)	96,428,122
Corporate bonds	18,614,263	124,085	(3,038)	18,735,310
Foreign bonds	3,500,000	89	(2,994)	3,497,095
Municipal securities	78,627,930	220,780	(692,362)	78,156,348
Mortgage backed securities:
FHLMC certificates	18,562,486	747	(632,632)	17,930,601
FNMA certificates	64,468,935	3,276	(2,022,007)	62,450,204
GNMA certificates	27,542,845	2,288	(703,540)	26,841,593
Total available for sale securities	$310,789,790	$568,984	$(4,324,423)	$307,034,351

December 31, 2018
Available for sale
U.S. treasury	$3,003,410	$—	$(10,910)	$2,992,500
U.S. government agency	19,123,653	—	(517,475)	18,606,178
Corporate bonds	22,115,768	227,789	(4,231)	22,339,326
Municipal securities	79,416,920	19,392	(2,147,608)	77,288,704
Mortgage backed securities
FHLMC certificates	19,079,921	962	(1,007,115)	18,073,768
FNMA certificates	56,720,930	—	(3,062,170)	53,658,760
GNMA certificates	27,873,539	—	(1,127,013)	26,746,526
Total available for sale securities	$227,334,141	$248,143	$(7,876,522)	$219,705,762

At March 31, 2019 and December 31, 2018, securities with unrealized losses segregated by length of impairment were as follows:

	March 31, 2019
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury	$1,501,172	$391	$1,493,906	$4,988	$2,995,078	$5,379
U.S. government agency	17,583,100	675	15,385,407	261,796	32,968,507	262,471
Corporate bonds	4,496,963	3,038	—	—	4,496,963	3,038
Foreign debt securities	2,997,006	2,994	—	—	2,997,006	2,994
Municipal securities	—	—	35,457,987	692,362	35,457,987	692,362
Mortgage backed securities
FHLMC certificates	1,730,387	3,519	16,150,038	629,113	17,880,425	632,632
FNMA certificates	3,002,122	1,913	51,829,711	2,020,094	54,831,833	2,022,007
GNMA certificates	7,448,968	47,480	17,917,972	656,060	25,366,940	703,540
Total	$38,759,718	$60,010	$138,235,021	$4,264,413	$176,994,739	$4,324,423

	December 31, 2018
	Less than 12 months		12 Months or More		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury	$1,503,516	$1,313	$1,488,984	$9,597	$2,992,500	$10,910
U.S. government agency	1,357,980	26,795	15,288,957	490,680	16,646,937	517,475
Corporate bonds	2,995,769	4,231	—	—	2,995,769	4,231
Municipal securities	13,707,759	100,387	54,243,374	2,047,221	67,951,133	2,147,608
Mortgage backed securities
FHLMC certificates	1,715,756	26,062	16,293,413	981,053	18,009,169	1,007,115
FNMA certificates	1,164,291	11,023	52,494,470	3,051,147	53,658,761	3,062,170
GNMA certificates	8,871,024	138,099	17,875,503	988,914	26,746,527	1,127,013
Total	$31,316,095	$307,910	$157,684,701	$7,568,612	$189,000,796	$7,876,522

At March 31, 2019 and December 31, 2018, we had 134 and 166 investment securities, respectively, in an unrealized loss position for 12 months or more and 18 and 34 securities, respectively, in an unrealized loss position for less than 12 months.  We consider all unrealized losses on securities as of March 31, 2019 to be temporary losses because we will redeem each security at face value at or prior to maturity. We have the ability and intent to hold these securities until recovery or maturity. As of March 31, 2019, we do not have the intent to sell any of the securities classified as available for sale and believe that it is more likely than not that we will not have to sell any such securities before a recovery of cost. In most cases, market interest rate fluctuations cause a temporary impairment in value. We expect the fair value to recover as the investments approach their maturity date or re-pricing date or if market yields for these investments decline. We do not believe that credit quality caused the impairment in any of these securities. Because we believe these impairments are temporary, we have not realized any loss in our consolidated statement of income.

During the three months ended March 31, 2019, we received $3.4 million in proceeds from maturities and principal pay-downs on investment securities. The net proceeds of these transactions were used to purchase new investments. During the three months ended March 31, 2018, we received $6.2 million in proceeds from sales, maturities or calls of, and principal pay-downs on, investment securities and realized no gains or losses. The net proceeds of these transactions were used to pay down our Federal Home Loan Bank of Atlanta (“FHLB”) borrowings and purchase new investment securities.

Contractual maturities and pledged securities at March 31, 2019 are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties. We classify mortgage-backed securities (“MBS”) based on contractual maturity date. However, we receive payments on a monthly basis.

	Available for Sale
March 31, 2019	Amortized cost	Fair value

Maturing
Within one year	$6,275,457	$6,267,466
Over one to five years	2,055,037	2,059,672
Over five to ten years	109,353,992	109,150,442
Over ten years	193,105,304	189,556,771
Total	$310,789,790	$307,034,351
Pledged securities	$127,039,972	$123,535,266

4.	LOANS

Major classifications of loans held for investment are as follows:

	March 31, 2019			December 31, 2018
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$300,801,706	$138,198,872	$439,000,578	$299,266,275	$140,892,706	$440,158,981
Investment	582,015,759	191,197,053	773,212,812	592,529,807	195,883,002	788,412,809
Hospitality	180,062,301	13,451,634	193,513,935	172,189,046	13,134,019	185,323,065
Land and A&D	82,358,822	22,791,313	105,150,135	71,908,761	21,760,867	93,669,628
Residential Real Estate
First Lien-Investment	112,538,462	45,291,275	157,829,737	104,084,050	48,483,340	152,567,390
First Lien-Owner Occupied	108,852,047	136,182,761	245,034,808	108,696,078	140,221,589	248,917,667
Residential Land and A&D	44,332,786	15,842,288	60,175,074	42,639,161	16,828,434	59,467,595
HELOC and Jr. Liens	21,433,155	39,695,513	61,128,668	20,749,184	41,939,123	62,688,307
Commercial and Industrial	257,247,741	82,159,083	339,406,824	239,766,662	91,431,724	331,198,386
Consumer	15,270,415	31,814,054	47,084,469	16,289,147	34,919,111	51,208,258
Total loans	1,704,913,194	716,623,846	2,421,537,040	1,668,118,171	745,493,915	2,413,612,086
Allowance for loan losses	(7,449,768)	(358,374)	(7,808,142)	(7,004,839)	(466,184)	(7,471,023)
Deferred loan costs, net	3,457,262	—	3,457,262	3,086,635	—	3,086,635
Net loans	$1,700,920,688	$716,265,472	$2,417,186,160	$1,664,199,967	$745,027,731	$2,409,227,698

_______________________

(1)	As a result of the acquisitions of Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A. (“MB&T”), in April 2011, WSB Holdings Inc., the parent company of The Washington Savings Bank (“WSB”), in May 2013, Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), in December 2015, DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”), in July 2017, and BYBK, the parent company of Bay Bank, in April 2018, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

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

Commercial Real Estate Loans

We finance commercial real estate for our clients, for owner occupied and investment properties, hospitality and land acquisition and development. Commercial real estate loans totaled $1.51 billion at both March 31, 2019 and December 31, 2018. This lending has involved loans secured by owner-occupied commercial buildings for office, storage and warehouse space, as well as non-owner occupied commercial buildings. Our underwriting criteria for commercial real estate loans include maximum loan-to-value ratios, debt coverage ratios, secondary sources of repayments, guarantor requirements, net worth requirements and quality of cash flows. Loans secured by commercial real estate may be large in size and may involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties. We will generally finance owner occupied commercial real estate that does not exceed loan to value of 80% and investor real estate at a maximum loan to value of 75%.

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

At March 31, 2019, we had approximately $193.5 million of commercial real estate loans outstanding to the hospitality industry. An individual review of these loans indicates that they generally have a low loan to value, more than acceptable existing or projected cash flow, are to experienced operators and are generally dispersed throughout the region.

Residential Real Estate Loans

We offer a variety of consumer oriented residential real estate loans including home equity lines of credit, home improvement loans and first or second mortgages on owner occupied and investment properties. Our residential loan portfolio amounted to $524.2 million and $523.6 million at March 31, 2019 and December 31, 2018, respectively. Although most of these loans are in our market area, the diversity of the individual loans in the portfolio reduces our potential risk. Usually, we secure our residential real estate loans with a security interest in the borrower’s primary or secondary residence with a loan to value not exceeding 85%. Our initial underwriting includes an analysis of the borrower’s debt/income ratio which generally may not exceed 43%, collateral value, length of employment and prior credit history. A credit score of at least 640 is required, except for loans originated for sale in the secondary market, as discussed below. We do not originate any subprime residential real estate loans.

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

Under our loan approval policy, all residential real estate loans approved must comply with federal regulations. Generally, we will make residential mortgage loans in amounts up to the limits established by Fannie Mae and Freddie Mac for secondary market resale purposes. Currently this amount for single-family residential loans varies from $484,350 up to a maximum of $726,525 for certain high-cost designated areas. We also make residential mortgage loans up to limits established by the Federal Housing Administration, which currently is $726,525. The Washington, D.C. and Baltimore areas are both considered high-cost designated areas. We will, however, make loans in excess of these amounts if we believe that we can sell the loans in the secondary market or that the loans should be held in our portfolio. For loans we originate for sale in the secondary market, we typically require a credit score of 620 or higher, with some exceptions provided we receive an approval recommendation from FannieMae, FreddieMac or the Federal Housing Administration’s automated underwriting approval system.  Loans sold in the secondary market are sold to investors on a servicing released basis and recorded as loans as held for sale.  The premium is recorded in income on marketable loans in non-interest income, net of commissions paid to the loan officers.

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

Our consumer loan portfolio includes indirect loans, which consists primarily of auto and RV loans. These loans are financed through dealers and the dealers receive a percentage of the finance charge, which varies depending on the terms of each loan. We use the same underwriting standards in originating these indirect loans as we do for consumer loans generally.

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

The table below presents an age analysis of the loans held for investment portfolio at March 31, 2019 and December 31, 2018.

Age Analysis of Past Due Loans

	Age Analysis of Past Due Loans
	March 31, 2019			December 31, 2018
	Legacy	Acquired	Total	Legacy	Acquired	Total
Current	$1,695,749,348	$706,863,709	$2,402,613,057	$1,659,191,112	$729,738,007	$2,388,929,119
Accruing past due loans:
30 - 89 days past due
Commercial Real Estate:
Owner Occupied	3,958,783	—	3,958,783	3,990,558	—	3,990,558
Investment	66,753	1,908,182	1,974,935	1,729,404	3,849,944	5,579,348
Land and A&D	1,015,998	—	1,015,998	—	—	—
Residential Real Estate:
First Lien-Investment	178,881	589,787	768,668	179,701	896,227	1,075,928
First Lien-Owner Occupied	113,936	1,735,989	1,849,925	94,178	3,062,084	3,156,262
Land and A&D	464,649	338,036	802,685	883,460	413,191	1,296,651
HELOC and Jr. Liens	137,746	574,487	712,233	119,924	790,989	910,913
Commercial and Industrial	408,106	106,718	514,824	670,318	1,444,347	2,114,665
Consumer	109,122	664,188	773,310	320,071	1,338,813	1,658,884
Total 30 - 89 days past due	6,453,974	5,917,387	12,371,361	7,987,614	11,795,595	19,783,209
90 or more days past due
Commercial Real Estate:
Owner Occupied	1,050,000		1,050,000	—	—	—
Investment	—	—	—	—	139,247	139,247
Residential Real Estate:
First Lien-Owner Occupied	—	150,588	150,588	—	103,365	103,365
Commercial and Industrial	75,137	—	75,137	—	—	—
Consumer	—	—	—	—	54	54
Total 90 or more days past due	1,125,137	150,588	1,275,725	—	242,666	242,666
Total accruing past due loans	7,579,111	6,067,975	13,647,086	7,987,614	12,038,261	20,025,875
Recorded Investment Non-accruing loans:
Commercial Real Estate:
Owner Occupied	—	246,165	246,165	—	182,261	182,261
Investment	576,671	51,595	628,266	—	51,070	51,070
Land and A&D	—	45,000	45,000	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	192,501	303,891	496,392	192,501	292,758	485,259
First Lien-Owner Occupied	257,059	1,991,129	2,248,188	262,194	2,027,974	2,290,168
Land and A&D	284,179	200,209	484,388	277,704	201,737	479,441
HELOC and Jr. Liens	—	653,634	653,634	—	690,732	690,732
Commercial and Industrial	250,247	45,294	295,541	191,388	45,269	236,657
Consumer	24,078	155,245	179,323	15,658	180,846	196,504
Non-accruing past due loans:	1,584,735	3,692,162	5,276,897	939,445	3,717,647	4,657,092
Total Loans	$1,704,913,194	$716,623,846	$2,421,537,040	$1,668,118,171	$745,493,915	$2,413,612,086

We consider all nonperforming loans and troubled debt restructurings (“TDRs”) to be impaired. We do not recognize interest income on nonperforming loans during the time period that the loans are nonperforming. We only recognize interest income on nonperforming loans when we receive payment in full for all amounts due of all contractually required principle and interest, and the loan is current with its contractual terms. The tables below present our impaired loans at and for the periods ended March 31, 2019 and December 31, 2018.

Impaired Loans

March 31, 2019

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,726,708	$1,726,708	$—	$1,735,411	$13,300
Investment	1,673,721	1,673,721	—	1,681,508	21,024
Residential Real Estate:
First Lien-Owner Occupied	257,059	257,059	—	279,950	2,129
Commercial and Industrial	351,344	351,344	—	357,469	2,483
Consumer	12,081	12,081		12,081	—
With an allowance recorded:
Residential Real Estate:
First Lien-Investment	192,501	192,501	39,420	192,501	—
Land and A&D	284,179	284,179	25,000	282,613	—
Commercial and Industrial	241,972	241,972	76,307	242,610	—
Consumer	11,997	11,997	1,328	12,785	446
Total legacy impaired	4,751,562	4,751,562	142,055	4,796,928	39,382
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	267,231	267,231	—	267,012	—
Land and A&D
Residential Real Estate:
First Lien-Owner Occupied	2,362,303	2,234,524	—	2,422,433	20,169
First Lien-Investment
Land and A&D	56,939	56,939	—	61,289	1,061
HELOC and Jr. Lien	477,025	477,025	—	501,237	6,491
Commercial and Industrial	66,661	66,661	—	67,063	844
Consumer	74,762	74,762	—	89,750	1,289
With an allowance recorded:
Commercial Real Estate:
Investment	72,408	72,408	14,340	163,876	—
Land and A&D	328,851	45,000	45,000	328,851	—
Residential Real Estate:
First Lien-Owner Occupied	175,873	175,873	5,620	175,873	—
First Lien-Investment	309,170	309,170	85,653	315,785	—
Land and A&D	154,297	154,297	86,296	161,153	—
HELOC and Jr. Lien	187,136	187,136	53,711	187,136	—
Commercial and Industrial	48,750	48,750	48,750	48,750	—
Consumer	108,569	108,569	19,004	120,781	2,630
Total acquired impaired	4,689,975	4,278,345	358,374	4,910,989	32,484
Total impaired	$9,441,537	$9,029,907	$500,429	$9,707,917	$71,866

_______________________

(1)	U.S. GAAP requires that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

Impaired Loans

December 31, 2018

	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
Legacy
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	$1,737,394	$1,737,394	$—	$1,766,117	$74,203
Investment	1,688,661	1,688,661	—	1,716,183	88,410
Residential Real Estate:
First Lien-Owner Occupied	262,194	262,194	—	285,514	11,412
Land and A&D	277,704	277,704	—	277,704	—
Consumer	1,495	1,495	—	10,707	1,130
With an allowance recorded:
Residential Real Estate:
First Lien-Owner Occupied
First Lien-Investment	192,501	192,501	39,420	192,501	—
Commercial and Industrial	148,349	148,349	13,149	152,898	3,926
Consumer	14,163	14,163	1,416	27,217	1,129
Total legacy impaired	4,808,509	4,808,509	53,985	4,938,812	198,805
Acquired(1)
With no related allowance recorded:
Commercial Real Estate:
Owner Occupied	283,083	232,635	—	542,654	3,281
Residential Real Estate:
First Lien-Owner Occupied	2,127,854	2,011,286	—	2,159,327	38,636
Land and A&D	58,659	58,659	—	62,178	2,896
Consumer	22,139	22,139	—	26,027	364
With an allowance recorded:
Commercial Real Estate:
Owner Occupied
Investment	72,408	72,408	14,340	163,876	2,750
First Lien-Owner Occupied	459,033	459,033	98,008	482,422	7,695
First Lien-Investment	298,187	298,187	62,701	310,862	7,871
Land and A&D	154,297	154,297	99,517	159,819	—
HELOC and Jr. Lien	533,565	533,565	78,814	534,204	12,254
Commercial and Industrial	48,750	48,750	48,750	48,750	237
Consumer	188,102	188,102	19,053	231,978	11,619
Total acquired impaired	4,810,584	4,359,717	466,183	5,289,532	96,107
Total impaired	$9,619,093	$9,168,226	$520,168	$10,228,344	$294,912

_______________________

(1)	U.S. GAAP requires that we record acquired loans at fair value at acquisition, which includes a discount for loans with credit impairment. These purchased credit impaired loans are not performing according to their contractual terms and meet the definition of an impaired loan. Although we do not accrue interest income at the contractual rate on these loans, we do recognize an accretable yield as interest income to the extent such yield is supported by cash flow analysis of the underlying loans.

We consider a loan a TDR when we conclude that both of the following conditions exist: the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Restructured loans at March 31, 2019 consisted of seven loans for an aggregate of $2.3 million compared to seven loans for an aggregate of $2.4 million at December 31, 2018.

We had no loan modifications reported as TDRs during the three months ended March 31, 2019 or 2018. We had no loans that were modified as a TDR that defaulted during the three month period ended March 31, 2019 or 2018.

Acquired impaired loans

The following table documents changes in the accretable (premium) discount on acquired impaired loans during the three months ended March 31, 2019 and 2018, along with the outstanding balances and related carrying amounts for the beginning and end of those respective periods.

	March 31, 2019	March 31, 2018
Balance at beginning of period	$124,090	$115,066
Accretion of fair value discounts	(407,618)	(27,770)
Reclassification (to)/from non-accretable discount	375,326	23,195
Balance at end of period	$91,798	$110,491

	Contractually Required Payments Receivable	Carrying Amount
At March 31, 2019	$10,994,414	$9,627,828
At December 31, 2018	11,146,165	9,396,862
At March 31, 2018	8,421,446	6,799,657
At December 31, 2017	8,277,731	6,617,774

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

The following tables outline the class of loans by risk rating at March 31, 2019 and December 31, 2018:

	Account Balance
March 31, 2019	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$294,532,310	$135,256,420	$429,788,730
Investment	579,274,406	189,422,802	768,697,208
Hospitality	180,062,301	13,451,634	193,513,935
Land and A&D	82,358,822	22,550,396	104,909,218
Residential Real Estate:
First Lien-Investment	111,733,083	42,161,186	153,894,269
First Lien-Owner Occupied	108,534,276	130,794,217	239,328,493
Land and A&D	41,975,994	15,541,118	57,517,112
HELOC and Jr. Liens	21,433,155	38,992,054	60,425,209
Commercial	255,249,209	80,452,219	335,701,428
Consumer	15,246,337	31,603,019	46,849,356
	1,690,399,893	700,225,065	2,390,624,958
Special Mention(6)
Commercial Real Estate:
Owner Occupied	416,239	1,289,117	1,705,356
Investment	1,067,632	941,188	2,008,820
Land and A&D	—	195,917	195,917
Residential Real Estate:
First Lien-Investment	286,659	1,700,354	1,987,013
First Lien-Owner Occupied	60,712	1,506,258	1,566,970
Land and A&D	2,072,613	100,961	2,173,574
Commercial	322,215	1,584,961	1,907,176
Consumer	—	24,815	24,815
	4,226,070	7,343,571	11,569,641
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,853,157	1,653,335	7,506,492
Investment	1,673,721	833,063	2,506,784
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	518,720	1,429,735	1,948,455
First Lien-Owner Occupied	257,059	3,882,286	4,139,345
Land and A&D	284,179	200,209	484,388
HELOC and Jr. Liens	—	703,459	703,459
Commercial	1,676,317	121,903	1,798,220
Consumer	24,078	186,220	210,298
	10,287,231	9,055,210	19,342,441
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,704,913,194	$716,623,846	$2,421,537,040

	Account Balance
December 31, 2018	Legacy	Acquired	Total
Risk Rating
Pass(1 - 5)
Commercial Real Estate:
Owner Occupied	$293,682,007	$137,978,800	$431,660,807
Investment	589,763,511	194,092,985	783,856,496
Hospitality	172,189,046	13,134,019	185,323,065
Land and A&D	71,908,761	21,514,420	93,423,181
Residential Real Estate:
First Lien-Investment	103,270,617	45,431,446	148,702,063
First Lien-Owner Occupied	108,371,748	134,959,907	243,331,655
Land and A&D	40,268,376	16,524,667	56,793,043
HELOC and Jr. Liens	20,749,184	41,196,500	61,945,684
Commercial	237,713,832	89,049,308	326,763,140
Consumer	16,273,489	34,674,679	50,948,168
	1,654,190,571	728,556,731	2,382,747,302
Special Mention(6)
Commercial Real Estate:
Owner Occupied	420,347	1,303,849	1,724,196
Investment	1,077,635	557,687	1,635,322
Land and A&D	—	201,447	201,447
Residential Real Estate:
First Lien-Investment	289,618	1,709,025	1,998,643
First Lien-Owner Occupied	62,136	1,522,737	1,584,873
Land and A&D	2,093,081	102,030	2,195,111
Commercial	174,729	174,429	349,158
Consumer	—	30,848	30,848
	4,117,546	5,602,052	9,719,598
Substandard(7)
Commercial Real Estate:
Owner Occupied	5,163,921	1,610,057	6,773,978
Investment	1,688,661	1,232,330	2,920,991
Land and A&D	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	523,815	1,342,869	1,866,684
First Lien-Owner Occupied	262,194	3,738,945	4,001,139
Land and A&D	277,704	201,737	479,441
HELOC and Jr. Liens	—	742,623	742,623
Commercial	1,878,101	2,207,987	4,086,088
Consumer	15,658	213,584	229,242
	9,810,054	11,335,132	21,145,186
Doubtful(8)	—	—	—
Loss(9)	—	—	—
Total	$1,668,118,171	$745,493,915	$2,413,612,086

The following table details activity in the allowance for loan losses by portfolio segment for the three month periods ended March 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

March 31, 2019	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Provision for loan losses	232,962	128,045	(4,002)	57,170	414,175
Recoveries	10,753	417	3,119	27,552	41,841
Total	1,806,455	4,857,156	1,080,511	182,917	7,927,039
Loans charged off	(4,108)	—	(1,028)	(113,761)	(118,897)
Ending Balance	$1,802,347	$4,857,156	$1,079,483	$69,156	$7,808,142
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$76,307	$—	$64,420	$1,328	$142,055
Other loans not individually evaluated	1,677,290	4,797,816	783,783	48,824	7,307,713
Acquired Loans:
Individually evaluated for impairment	48,750	59,340	231,280	19,004	358,374
Ending balance	$1,802,347	$4,857,156	$1,079,483	$69,156	$7,808,142

March 31, 2018	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	(50,372)	527,631	(148,161)	65,798	394,896
Recoveries	300	139	32	3,645	4,116
Total	1,211,958	4,311,505	696,226	99,909	6,319,598
Loans charged off	—	—	—	(62,079)	(62,079)
Ending Balance	$1,211,958	$4,311,505	$696,226	$37,830	$6,257,519
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$95,431	$69,903	$76,496	$—	$241,830
Other loans not individually evaluated	1,092,011	4,161,530	542,266	37,830	5,833,637
Acquired Loans:
Individually evaluated for impairment	24,516	80,072	77,464	—	182,052
Ending balance	$1,211,958	$4,311,505	$696,226	$37,830	$6,257,519

Our recorded investment in loans at March 31, 2019 and 2018 related to each balance in the allowance for probable loan losses by portfolio segment and disaggregated on the basis of our impairment methodology was as follows:

March 31, 2019	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$241,972	$—	$476,680	$11,997	$730,649
Individually evaluated for impairment without specific reserve	351,344	3,400,429	257,059	12,081	4,020,913
Other loans not individually evaluated	256,654,426	1,141,838,159	286,422,712	15,246,338	1,700,161,633
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	48,750	117,408	826,476	108,569	1,101,203
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	66,661	267,231	2,768,488	74,762	3,177,142
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	201,052	4,551,734	4,875,042	—	9,627,828
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	81,842,619	360,702,499	228,541,830	31,630,722	702,717,672
Ending balance	$339,406,823	$1,510,877,460	$524,168,286	$47,084,471	$2,421,537,040

March 31, 2018	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Legacy loans:
Individually evaluated for impairment with specific reserve	$95,431	$587,663	$243,842	$—	$926,936
Individually evaluated for impairment without specific reserve	377,936	2,925,991	224,092	—	3,528,019
Other loans not individually evaluated	167,628,232	1,036,158,293	211,726,177	14,407,498	1,429,920,200
Acquired loans:
Individually evaluated for impairment with specific reserve subsequent to acquisition (ASC 310-20 at acquisition)	71,049	154,297	250,194	—	475,540
Individually evaluated for impairment without specific reserve (ASC 310-20 at acquisition)	—	299,445	1,265,545	—	1,564,990
Individually evaluated for impairment without specific reserve (ASC 310-30 at acquisition)	—	3,434,002	3,351,654	14,000	6,799,656
Collectively evaluated for impairment without reserve (ASC 310-20 at acquisition)	31,537,974	142,896,022	98,575,266	44,235,502	317,244,764
Ending balance	$199,710,622	$1,186,455,713	$315,636,770	$58,657,000	$1,760,460,105

5.	OTHER REAL ESTATE OWNED

The fair value of other real estate owned was $883 thousand at March 31, 2019 and December 31, 2018. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal and BYBK, we have segmented other real estate owned (“OREO”) into two components, real estate obtained as a result of loans originated by Old Line Bank (legacy) and other real estate acquired from MB&T, WSB, Regal Bank and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired); we did not acquire any OREO properties in the DCB acquisition. We are currently aggressively either marketing these properties for sale or improving them in preparation for sale.

The following outlines the transactions in OREO during the period.

Three months ended March 31, 2019	Legacy	Acquired	Total
Beginning balance	$—	$882,510	$882,510
Sales/deposits on sales	—	—	—
Net realized gain/(loss)	—	—	—
Total end of period	$—	$882,510	$882,510

Residential Foreclosures and Repossessed Assets — Once all potential alternatives for reinstatement are exhausted, past due loans collateralized by residential real estate are referred for foreclosure proceedings in accordance with local requirements of the applicable jurisdiction. Once possession of the property collateralizing the loan is obtained, the repossessed property will be recorded within other assets either as OREO or, where management has both the intent and ability to recover its losses through a government guarantee, as a foreclosure claim receivable. At March 31, 2019, residential foreclosures classified as OREO totaled $234 thousand. We had seven loans for an aggregate of $973 thousand secured by residential real estate in process of foreclosure at March 31, 2019 compared to five loans for $786 thousand at December 31, 2018.

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

	Three Months Ended March 31,
	2019	2018
Weighted average number of shares	17,039,961	12,544,266
Dilutive average number of shares	17,170,507	12,743,282

7.	STOCK-BASED COMPENSATION

For the three months ended March 31, 2019 and 2018, we recorded stock-based compensation expense of $291,715 and $288,559, respectively.  At March 31, 2019, there was $2.1 million of total unrecognized compensation cost related to non-vested stock options that we expect to realize over the next 2.0 years. As of March 31, 2019, there were 156,646 shares remaining available for future issuance under the 2010 equity incentive plan. The officers exercised 2,400 options during the three month period ended March 31, 2019 compared to 38,921 options exercised during the three month period ended March 31, 2018.

For purposes of determining estimated fair value of stock options, we have computed the estimated fair value of all stock-based compensation using the Black-Scholes option pricing model and, for stock options granted prior to December 31, 2018, we have applied the assumptions set forth in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2018.  Restricted stock awards are valued at the current stock price on the date of the award. During the three months ended March 31, 2019, there were no stock options granted compared to 40,000 stock options granted during the three months ended March 31, 2018.

During the three months ended March 31, 2019 and 2018, we granted 28,191 and 19,443 restricted common stock awards, respectively. The weighted average grant date fair value of these restricted stock awards was $28.74 at March 31, 2019.  At March 31, 2019, there was $5.7 million of total unrecognized compensation cost related to restricted stock awards that we expect to realize over the next 2.5 years. There were no restricted shares forfeited during the three month periods ended March 31, 2019 or 2018.

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

The fair value hierarchy established by accounting standards defines three input levels for fair value measurement. The applicable standard describes three levels of inputs that may be used to measure fair value: Level 1 is based on quoted market prices in active markets for identical assets. Level 2 is based on significant observable inputs other than Level 1 prices. Level 3 is based on significant unobservable inputs that reflect a company’s own assumptions about the assumption that market participants would use in pricing an asset or liability. We evaluate fair value measurement inputs on an ongoing basis in order to determine if there is a change of sufficient significance to warrant a transfer between levels. There were no transfers between levels during the three months ended March 31, 2019 or the year ended December 31, 2018.

At March 31, 2019, we hold, as part of our investment portfolio, available for sale securities reported at fair value consisting of municipal securities, U.S. government sponsored entities, corporate bonds, and MBS. Prior to March 31, 2019, corporate bonds included our foreign debt securities (Israel bonds) that we have now moved into a separate classification. The fair value of the majority of these securities is determined using widely accepted valuation techniques including matrix pricing and broker quote-based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items, which inputs are used by a third-party pricing service we use to make these determinations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	At March 31, 2019 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Available-for-sale:
Treasury securities	$2,995	$2,995	$—	$—	$—
U.S. government agency	96,428	—	96,428	—	—
Corporate bonds	18,735	—	—	18,735	—
Foreign debt securities	3,497	—	—	3,497
Municipal securities	78,156	—	78,156	—	—
FHLMC MBS	17,931	—	17,931	—	—
FNMA MBS	62,450	—	62,450	—	—
GNMA MBS	26,842	—	26,842	—	—
Total recurring assets at fair value	$307,034	$2,995	$281,807	$22,232	$—

	At December 31, 2018 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Available-for-sale:
Treasury securities	$2,993	$2,993	$—	$—	$—
U.S. government agency	18,606	—	18,606	—	—
Corporate bonds	18,843	—	—	18,843	—
Foreign debt securities	3,496	—	—	3,496	—
Municipal securities	77,289	—	77,289	—	—
FHLMC MBS	18,074	—	18,074	—	—
FNMA MBS	53,659	—	53,659	—	—
GNMA MBS	26,746	—	26,746	—	—
Total recurring assets at fair value	$219,706	$2,993	$194,374	$22,339	$—

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

The fair value of the majority of the securities in significant unobservable inputs (Level 3) is determined using widely accepted valuation techniques including matrix pricing and broker-quote based applications. Inputs include benchmark yields, reported trades, issuer spreads, prepayments speeds and other relevant items, which inputs are used by a third-party pricing service we use to make these determinations.

The following table provides a reconciliation of changes in fair value included in assets measured in the Consolidated Balance Sheet using inputs classified as level 3 in the fair value for the period indicated:

(in thousands)	Level 3
Investment available-for-sale
Balance as of January 1, 2019	$22,339
Realized and unrealized gains (losses)
Included in earnings	—
Included in other comprehensive income	(107)
Purchases, issuances, sales and settlements	—
Transfers into or out of level 3	—
Balance at March 31, 2019	$22,232

The fair value calculated may not be indicative of net realized value or reflective of future fair values.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018 are included in the tables below.

We also measure certain non-financial assets such as OREO, TDRs, and repossessed or foreclosed property at fair value on a non-recurring basis. Generally, we estimate the fair value of these items using Level 2 inputs based on observable market data or Level 3 inputs based on discounting criteria.

	At March 31, 2019 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Legacy:	$4,610	—	—	$4,610
Acquired:	3,920	—	—	3,920
Total Impaired Loans	8,530	—	—	8,530

Other real estate owned:
Legacy:	$—	—	—	$—
Acquired:	883	—	—	883
Total other real estate owned:	883	—	—	883
Total	$9,413	$—	$—	$9,413

	At December 31, 2018 (In thousands)
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
Legacy:	$2,745	—	—	$2,745
Acquired:	3,894	—	—	3,894
Total Impaired Loans	6,639	—	—	6,639

Other real estate owned:
Legacy:	$—	—	—	$—
Acquired:	883	—	—	883
Total other real estate owned:	883	—	—	883
Total	$7,522	$—	$—	$7,522

As of March 31, 2019, and December 31, 2018, we estimated the fair value of impaired assets using Level 3 inputs to be $9.4 million and $7.5 million, respectively. We determined these Level 3 inputs based on appraisal evaluations, offers to purchase and/or appraisals that we obtained from an outside third party during the preceding twelve months less costs to sell. Discounts have predominantly been in the range of 0% to 50%. As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal, DCB and BYBK, we have segmented the impaired loans and OREO into two components, impaired assets obtained as a result of loans originated by Old Line Bank (legacy) and impaired assets acquired from MB&T, WSB, Regal Bank, DCB and Bay Bank or obtained as a result of loans originated by MB&T, WSB, Regal Bank and Bay Bank (acquired).

The following presents the carrying amount, fair value, and placement in the fair value hierarchy of Old Line Bancshares’ financial instruments not recorded at fair value on a recurring or non-recurring basis as of March 31, 2019 and December 31, 2018.  For short term financial assets such as cash and cash equivalents, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government-supported institution or to another member institution.  For net loans receivable, an exit price notion is used consistent with ASC Topic 820-Fair Value Measurement. For financial liabilities such as noninterest-bearing demand, interest bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

	March 31, 2019 (in thousands)
	Carrying Amount (000’s)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$52,689	$52,689	$52,689	$—	$—
Loans receivable, net	2,417,186	2,393,316	—	—	2,393,316
Loans held for sale	9,633	9,875	—	9,875	—
Equity Securities at cost	13,864	13,864	—	13,864	—
Accrued interest receivable	8,607	8,607	—	1,874	6,733
Liabilities:
Deposits:
Non-interest-bearing	579,962	579,962	—	579,962	—
Interest bearing	1,755,473	1,772,876	—	1,772,876	—
Short term borrowings	282,142	282,142	—	282,142	—
Long term borrowings	38,437	38,437	—	37,437	—
Accrued Interest payable	2,461	2,461	—	2,461	—

	December 31, 2018 (in thousands)
	Carrying Amount (000’s)	Total Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$44,501	$44,501	$44,501	$—	$—
Loans receivable, net	2,409,228	2,383,673	—	—	2,383,673
Loans held for sale	11,564	11,860	—	11,860	—
Equity Securities at cost	11,151	11,151	—	11,151	—
Accrued interest receivable	7,959	7,959	—	1,393	6,566
Liabilities:
Deposits:
Non-interest-bearing	559,060	559,060	—	559,060	—
Interest bearing	1,736,989	1,752,883	—	1,752,883	—
Short term borrowings	228,185	228,185	—	228,185	—
Long term borrowings	38,371	38,371	—	38,371	—
Accrued Interest payable	2,845	2,845	—	2,845	—

9.	SHORT TERM BORROWINGS

Short term borrowings consist of promissory notes or overnight repurchase agreements sold to Old Line Bank’s customers, federal funds purchased and advances from the FHLB. At March 31, 2019, we had $250.0 million outstanding in short term FHLB borrowings, compared to $190.0 million at December 31, 2018. At March 31, 2019 and December 31, 2018, we had no unsecured promissory notes and $32.1 million and $38.2 million, respectively, in secured promissory notes.

Securities Sold Under Agreements to Repurchase

To support the $32.1 million in repurchase agreements at March 31, 2019, we have provided collateral in the form of investment securities. At March 31, 2019 we have pledged $123.5 million in U.S. government agency securities and MBS to customers who require collateral for overnight repurchase agreements and deposits. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. As a result, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities in the event the collateral fair value falls below stipulated levels. We closely monitor the collateral levels to ensure adequate levels are maintained. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. We have the right to sell or re-pledge the investment securities. For government entity repurchase agreements, the collateral is held by Old Line Bank in a segregated custodial account under a tri-party agreement. The repurchase agreements totaling $32.1 million mature daily and will remain fully collateralized until the account has been closed or terminated.

10.	LONG TERM BORROWINGS

Long term borrowings consist of $35 million in aggregate principal amount of Old Line Bancshares 5.625% Fixed-to-Floating Rate Subordinated Notes due 2026 (the “Notes”). The Notes were issued pursuant to an indenture and a supplemental indenture, each dated as of August 15, 2016, between Old Line Bancshares and U.S. Bank National Association as Trustee. The Notes are unsecured subordinated obligations of Old Line Bancshares and rank equally with all other unsecured subordinated indebtedness currently outstanding or issued in the future. The Notes are subordinated in right of payment of all senior indebtedness. The fair value of the Notes is $34.2 million at March 31, 2019.

Also included in long term borrowings are trust preferred subordinated debentures totaling $4.2 million (net of $2.5 million fair value adjustment) at March 31, 2019 acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) maturing on March 17, 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.1 million) maturing on December 14, 2035.

11.	LEASES

We have operating leases in which we are the lessee, and such leases are recorded on our consolidated balance sheets as operating lease ROU assets in other assets and operating lease liabilities in other liabilities. We are not a party to any significant finance leases pursuant to which we are the lessee.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease during the lease term. We recognize ROU assets and operating lease liabilities at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental collateralized borrowing rate at the lease commencement date. We further adjust ROU assets for lease incentives. We recognize operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, on a straight-line basis over the lease term, and record operating lease expense in net occupancy expense in the consolidated statements of income and other comprehensive income.

Our leases relate primarily to office space and bank branches with remaining lease terms of generally 1 to 20 years. Certain lease arrangements contain extension options that typically range from 5 to 10 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, we do not include them in the lease term.

The tables below summarizes our net lease cost:

The components of leases expense were as follows:

Three months ended March 31, 2019	2019

Operating lease cost	$719,215

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019	2019

Operating cash flows from operating leases	$636,202

Right-of-use assets obtained in exchange for lease
Operating leases	$443,550

Supplemental balance sheet information related to leases was as follows:

Three months ended March 31, 2019	2019

Operating lease right-of-use assets	$25,868,929

Lease liabilities	$26,248,563

Weighted Average Remaining Operating Lease Term In Years	12.34

Weighted Average Discount Rate on Operating Leases	3.00%

Maturities of lease liabilities were as follows: (includes extensions of leases)

Operating Leases

One year or less	$1,353,185
One to three years	3,715,584
Three to five years	3,917,571
Thereafter	19,162,606
Total undiscounted cash flows	28,148,946
Discount of cash flows	(1,900,383)
Total lease liability	$26,248,563

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

In this report, references to the “Company,” “we,” “us,” and “ours” refer to Old Line Bancshares, Inc. and its subsidiary Old Line Bank, collectively, unless the context otherwise requires, and references to the “Bank” refer to Old Line Bank.

Overview

Old Line Bancshares was incorporated under the laws of the State of Maryland on April 11, 2003 to serve as the holding company of Old Line Bank.

On April 1, 2011, we acquired Maryland Bankcorp, Inc. (“Maryland Bankcorp”), the parent company of Maryland Bank & Trust Company, N.A (“MB&T”), on May 10, 2013, we acquired WSB Holdings, Inc. (“WSB Holdings”), the parent company of The Washington Savings Bank, F.S.B. (“WSB”), on December 4, 2015, we acquired Regal Bancorp, Inc. (“Regal”), the parent company of Regal Bank & Trust (“Regal Bank”), on July 28, 2017, we acquired DCB Bancshares, Inc. (“DCB”), the parent company of Damascus Community Bank (“Damascus”), and on April 13, 2018, we acquired Bay Bancorp, Inc. (“BYBK”), the parent company of Bay Bank, FSB. The BYBK acquisition brought our assets to approximately $2.8 billion and we now operate 37 full service branches serving 11 Maryland counties and Baltimore City.

Summary of Recent Performance and Other Activities

Net income increased $2.4 million, or 40.21%, to $8.5 million for the three months ended March 31, 2019, compared to $6.1 million for the three month period ended March 31, 2018. Earnings were $0.50 per basic and diluted common share for the three months ended March 31, 2019, compared to $0.48 per basic and diluted common share for the three months ended March 31, 2018. The increase in net income for the first quarter of 2019 compared to the same 2018 period is primarily the result of increases of $5.6 million in net interest income and $968 thousand in non-interest income, partially offset by a $3.3 million increase in non-interest expense.

The following highlights contain additional financial data and events that have occurred during the three month period ended March 31, 2019:

•	Average gross loans increased $697.5 million, or 40.54% to $2.4 billion during the three month period ended March 31, 2019, from $1.7 billion during the three months ended March 31, 2018. The increase in average loans compared to the three months ended March 31, 2018 is due to both organic growth and the acquisition of BYBK.

•	Average yield on total interest earning assets increased to 4.74% for the three months ended March 31, 2019, compared to 4.52% for the same period of 2018.

•	Return on average assets (“ROAA”) and return on average equity (“ROAE”) were 1.16% and 8.99%, respectively, compared to ROAA and ROAE of 1.16% and 11.36%, respectively, for the first quarter of 2018.

•	Total assets increased $127.2 million, or 4.31%, during the quarter, primarily due to an increase of $87.3 million in our investment securities available for sale and the addition of $25.9 million for operating lease right of use assets.

•	Total deposits grew by $39.4 million, or 1.72%, during the quarter.

•	We ended the first quarter of 2019 with a book value of $22.29 per common share and a tangible book value of $15.88 per common share compared to $21.77 and $15.39, respectively, at December 31, 2018.

•	We increased our quarterly dividend by 20% to $0.12 per share during the quarter.

•	We maintained appropriate levels of liquidity and by all regulatory measures remained “well capitalized.”

The following summarizes the highlights of our financial performance for the three month period ended March 31, 2019 compared to same period in 2018 (figures in the table may not match those discussed in the balance of this section due to rounding).

	Three months ended March 31, (Dollars in thousands)
	2019	2018	$ Change	% Change

Net income available to common stockholders	$8,504	$6,065	$2,439	40.21
Interest income	30,910	21,324	9,586	44.95
Interest expense	7,599	3,642	3,957	108.65
Net interest income before provision for loan losses	23,311	17,683	5,628	31.83
Provision for loan losses	414	395	19	4.81
Non-interest income	2,763	1,795	968	53.93
Non-interest expense	14,249	10,992	3,257	29.63
Average total loans	2,418,266	1,720,721	697,545	40.54
Average interest earning assets	2,676,378	1,946,208	730,170	37.52
Average total interest bearing deposits	1,741,184	1,200,932	540,252	44.99
Average non-interest bearing deposits	565,081	457,851	107,230	23.42
Net interest margin	3.59%	3.76%		(4.52)
Return on average assets	1.16%	1.16%		0.00
Return on average equity	8.99%	11.36%		(20.86)
Basic earnings per common share	$0.50	$0.48	$0.02	4.17
Diluted earnings per common share	0.50	0.48	0.02	4.17

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

We may continue to take advantage of strategic opportunities presented to us via mergers occurring in our marketplace. For example, we may purchase branches that other banks close or lease branch space from other banks or hire additional loan officers. We also continually evaluate and consider opportunities with financial services companies or institutions with which we may become a strategic partner, merge or acquire. We believe that the BYBK acquisition will continue to generate increased earnings and increased returns for our stockholders, including the former stockholders of BYBK.

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

Although the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) has been slowly increasing the federal funds rate (which in turn increases market interest rates) since December 2015, including four times during 2018, interest rates are still low compared to typical interest rates before the 2007-2009 recession. Current expectations indicate that additional rate hikes during 2019 are unlikely and that the Federal Reserve Board may even cut rates at some point during the year. Given the resulting expectation that interest rates will, therefore, remain at historically low levels during 2019, we believe that we can continue to grow total loans during 2019 even if there is a modest slowdown in the economy this year, as some economists have been predicting, although this may not come to fruition if the economy experiences a more severe slowdown than we anticipate. We also believe that we can continue to grow total deposits during 2019 despite the expected continuation of historically low interest rate levels. As a result of this expected growth, we expect that net interest income will continue to increase during 2019, although there can be no guarantee that this will be the case.

We also expect that salaries and benefits expenses and occupancy and equipment expenses will be higher for 2019 and going forward generally than they were in 2018 as a result of including the expenses related to the new employees and branches that we acquired in the BYBK merger. Such expenses may increase even further if we selectively take the opportunity to add more business development talent, although we will continue to look for opportunities to reduce expenses. We believe with our existing branches, our lending staff, our corporate infrastructure and our solid balance sheet and strong capital position, we can continue to focus our efforts on improving earnings per share and enhancing stockholder value.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. As discussed in Old Line Bancshares’ Form 10-K for the fiscal year ended December 31, 2018, we consider our critical accounting policies to be the allowance for loan losses, other-than-temporary impairment of investment securities, goodwill and other intangible assets, income taxes, business combinations and accounting for acquired loans. There have been no material changes in our critical accounting policies during the three months ended March 31, 2019.

Results of Operations for the Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018.

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

Net interest income before the provision for loan losses for the three months ended March 31, 2019 increased $5.6 million, or 31.83%, to $23.3 million from $17.7 million for the same period in 2018. As outlined in detail in the Rate/Volume Variance Analysis, this increase was almost entirely due to an increase in loan interest income resulting from increases in both the average balance of and average yield on our loans, partially offset by an increase in interest expense resulting primarily from an increase in the average rate on our interest bearing liabilities, all as discussed further below. We continue to adjust the mix and volume of interest earning assets and liabilities on the balance sheet to maintain a relatively strong net interest margin.

Total interest income increased $9.6 million, or 44.95%, to $30.9 million during the three months ended March 31, 2019 compared to $21.3 million during the three months ended March 31, 2018, almost entirely as a result of a $9.2 million increase in interest and fees on loans. The increase in interest and fees on loans is the result of a $697.5 million increase in the average balance of our loans, driven primarily by an increase in the average balance of our mortgage loans, and an 18 basis point increase in the average yield on our loan portfolio due to higher yields on new mortgage loans and, to a lesser extent, commercial loans. The increase in the average balance of our loans was a result of the loans we acquired in the BYBK acquisition in April 2018 and, to a lesser extent, organic growth.

The fair value accretion/amortization on acquired loans affects interest income, primarily due to payoffs on such acquired loans. Payoffs during the three months ended March 31, 2019 contributed a 14 basis point increase in interest income, compared to five basis points for the three months ended March 31, 2018.

Total interest expense increased $4.0 million, or 108.68%, to $7.6 million during the three months ended March 31, 2019 from $3.6 million for the same period in 2018, primarily as a result of a 50 basis point increase in the average interest rate paid on our interest bearing liabilities, which increased to 1.53% during the three months ended March 31, 2019, from 1.03% during the three months ended March 31, 2018. This increase was due to higher rates paid on our deposits, primarily on our time deposits but also on our money market and NOW accounts. While the average rate paid on our borrowings increased 71 basis points quarter over quarter, primarily as a result of the increased rate paid on our FHLB borrowings, this increase had a much smaller impact on our total interest expense given the relative average balance of our borrowings compared to the average balance of our loans. The increases in the average rates paid on both our deposits and our FHLB borrowings is the result of us paying higher rates as a result of Federal Reserve Board rate increases implemented during 2018.

A $572.5 million, or 39.84%, increase in the average balance of our interest bearing liabilities also contributed to the increase in total interest expense. The average balance of our interest bearing liabilities increased to $2.0 billion for the three months ended March 31, 2019 from $1.4 billion for the three months ended March 31, 2018, as a result of increases of $540.3 million, or 44.99%, in our average interest bearing deposits and $32.3 million, or 13.67%, in our average borrowings quarter over quarter. The increase in our average interest bearing deposits is due to the deposits acquired in the BYBK merger and, to a lesser extent, organic deposit growth. The increase in our average borrowings is primarily due to the use of short term FHLB advances to fund new loan originations.

Non-interest bearing deposits allow us to fund growth in interest earning assets at minimal cost. Average non-interest bearing deposits increased $107.2 million to $565.1 million for the three months ended March 31, 2019, compared to $457.9 million for the three months ended March 31, 2018, primarily as a result of deposits we acquired in the BYBK merger.

Our net interest margin decreased to 3.59% for the three months ended March 31, 2019 from 3.76% for the three months ended March 31, 2018. The net interest margin decreased due to an increase in the average rate paid on our interest bearing liabilities, partially offset by the improvement in the yield on average interest earning assets, which increased 22 basis points from 4.52% for the quarter ended March 31, 2018 to 4.74% for the quarter ended March 31, 2019, as well as an increase in non-interest bearing deposits as a source of funding.

The net interest margin during the 2019 period was also affected by the amount of accretion on acquired loans. Accretion increased due to a higher amount of early payoffs on acquired loans with credit marks during the three months ended March 31, 2019 compared to the same period of 2018. The fair value accretion/amortization is recorded on pay-downs recognized during the period, which contributed 15 basis points for the three months ended March 31, 2019 compared to seven basis points for the three months ended March 31, 2018.

During the three months ended March 31, 2019 and 2018, we continued to successfully collect payments on acquired loans that we had recorded at fair value at the acquisition date, which resulted in a positive impact in interest income. Total accretion increased by $671 thousand for the three months ended March 31, 2019, compared to the same period last year. The payments received were a direct result of our efforts to negotiate payments, sell notes or foreclose on and sell collateral after the acquisition date.

The accretion positively impacted the yield on loans and increased the net interest margin during these periods as follows:

	Three months ended March 31,
	2019		2018
	Accretion Dollars	% Impact on Net Interest Margin	Accretion Dollars	% Impact on Net Interest Margin
Commercial loans	$44,430	0.01%	$47,705	0.01%
Mortgage loans	678,636	0.10	78,188	0.02
Consumer loans	197,086	0.03	97,544	0.02
Interest bearing deposits	54,947	0.01	80,886	0.02
Total accretion	$975,099	0.15%	$304,323	0.07%

Average Balances, Yields and Net Interest Margin Analysis. The following table illustrates average balances of total interest earning assets and total interest bearing liabilities for the three months ended March 31, 2019 and 2018, showing the average distribution of assets, liabilities, stockholders’ equity and related income, expense and corresponding weighted average yields and rates. Non-accrual loans are included in total loan balances lowering the effective yield for the portfolio in the aggregate. The average balances used in this table and other statistical data were calculated using average daily balances.

	Average Balances, Interest and Yields
	2019			2018
Three months ended March 31,	Average balance	Interest	Yield/ Rate	Average balance	Interest	Yield/ Rate
Assets:
Federal funds sold (1)	$927,614	$5,426	2.37%	$193,669	$701	1.47%
Interest bearing deposits (1)	1,863,536	1,061	0.23	1,809,700	4	—
Investment securities (1)(2)
U.S. Treasury	3,002,304	17,236	2.33	3,003,977	10,945	1.40
U.S. government agency	37,444,601	312,483	3.38	13,344,333	86,325	2.66
Corporate and foreign bonds	22,115,387	280,219	4.77	14,620,840	200,469	5.56
Mortgage backed securities	110,154,218	672,018	2.47	109,516,824	575,018	2.13
Municipal securities	79,026,733	636,805	3.27	80,023,423	644,411	3.27
Other equity securities	11,169,894	303,472	11.02	9,147,367	266,651	11.82
Total investment securities	262,912,937	2,222,233	3.43	229,656,764	1,783,819	3.15
Loans(1)
Commercial	352,233,058	4,068,990	4.68	211,783,107	2,263,192	4.33
Mortgage real estate	2,016,690,124	24,061,503	4.84	1,450,874,975	16,648,703	4.65
Consumer	49,343,719	919,834	7.56	58,063,394	978,903	6.84
Total loans	2,418,266,901	29,050,327	4.87	1,720,721,476	19,890,798	4.69
Allowance for loan losses	7,593,472	—		5,973,556	—
Total loans, net of allowance	2,410,673,429	29,050,327	4.89	1,714,747,920	19,890,798	4.70
Total interest earning assets(1)	2,676,377,516	31,279,047	4.74	1,946,408,053	21,675,322	4.52
Non-interest bearing cash	46,270,628			36,844,268
Goodwill and intangibles	109,791,837			31,272,865
Premises and equipment	44,403,507			41,088,624
Other assets	99,169,559			69,837,318
Total assets(1)	2,976,013,047			2,125,451,128
Liabilities and Stockholders’ Equity:
Interest bearing deposits
Savings	214,811,939	94,253	0.18	133,091,341	34,791	0.11
Money market and NOW	660,779,941	1,186,196	0.73	527,497,875	649,317	0.50
Time deposits	865,592,240	4,336,066	2.03	540,342,764	1,622,625	1.22
Total interest bearing deposits	1,741,184,120	5,616,515	1.31	1,200,931,980	2,306,733	0.78
Borrowed funds	268,178,852	1,982,713	3.00	235,924,800	1,334,831	2.29
Total interest bearing liabilities	2,009,362,972	7,599,228	1.53	1,436,856,780	3,641,564	1.03
Non-interest bearing deposits	565,081,492			457,850,993
	2,574,444,464			1,894,707,773
Other liabilities	17,825,648			13,931,983
Stockholders’ equity	383,742,935			216,611,372
Total liabilities and stockholders’ equity	$2,976,013,047			$2,125,251,128
Net interest spread(1)			3.21			3.49
Net interest margin(1)		$23,679,819	3.59%		$18,033,758	3.76%

_______________________

(1)	Interest income is presented on a fully taxable equivalent (“FTE”) basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”
(2)	Available for sale investment securities are presented at amortized cost.

The following table describes the impact on our interest income and expense resulting from changes in average balances and average rates for the three months ended March 31, 2019 and 2018. We have allocated the change in interest income, interest expense and net interest income due to both volume and rate proportionately to the rate and volume variances.

Rate/Volume Variance Analysis

	Three months ended March 31, 2019 compared to 2018 Variance due to:
	Total	Rate	Volume

Interest earning assets:
Federal funds sold(1)	$4,725	$2,316	$2,409
Interest bearing deposits	1,057	947	110
Investment Securities(1)
U.S. treasury	6,291	6,299	(8)
U.S. government agency	226,158	91,860	134,298
Corporate bonds and foreign bonds	79,750	(34,139)	113,889
Mortgage backed securities	97,000	96,472	528
Municipal securities	(7,606)	(7,437)	(169)
Other	36,821	27,965	8,856
Loans:(1)
Commercial	1,805,798	832,589	973,209
Mortgage	7,412,800	3,074,796	4,338,004
Consumer	(59,069)	178,704	(237,773)
Total interest income (1)	9,603,725	4,237,312	5,366,413

Interest bearing liabilities
Savings	59,462	49,081	10,381
Money market and NOW	536,879	498,972	37,907
Time deposits	2,713,441	2,341,661	371,780
Borrowed funds	647,882	601,249	46,633
Total interest expense	3,957,664	3,490,963	466,701

Net interest income(1)	$5,646,061	$746,349	$4,899,712

_______________________

(1)	Interest income is presented on a FTE basis. The FTE basis adjusts for the tax favored status of these types of assets. Management believes providing this information on a FTE basis provides investors with a more accurate picture of our net interest spread and net interest income and we believe it to be the preferred industry measurement of these calculations. See “Reconciliation of Non-GAAP Measures.”

Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 2019 was $414 thousand, an increase of $19 thousand, or 4.88%, compared to $395 thousand for the three months ended March 31, 2018. This increase was due to organic growth in our loan portfolio.

Management identified additional probable losses in the loan portfolio and recorded $119 thousand in charge-offs during the three month period ended March 31, 2019, compared to $62 thousand in charge-offs for the three months ended March 31, 2018. We recognized recoveries of $42 thousand during the three months ended March 31, 2019 compared to recoveries of $4 thousand during the same period in 2018.

The allowance for loan losses to gross loans held for investment was 0.32% and 0.31%, and the allowance for loan losses to non-accrual loans was 147.97% and 160.42%, at March 31, 2019 and December 31, 2018, respectively. The decrease in the allowance for loan losses to non-accrual loans is primarily the result of an increase in our non-accrual loans.

Non-interest Income. Non-interest income totaled $2.8 million for the three months ended March 31, 2019, an increase of $968 thousand, or 53.91%, from the corresponding period of 2018 amount of $1.8 million.

The following table outlines the amounts of and changes in non-interest income for the three month periods.

	Three months ended March 31,
	2019	2018	$ Change	% Change
Service charges on deposit accounts	$326,044	$265,912	$60,132	22.61%
POS sponsorship program	600,061	—	600,061	100.00
Wire transfer fees	31,834	26,965	4,869	18.06
ATM Income	269,382	283,707	(14,325)	(5.05)
Earnings on bank owned life insurance	494,180	292,936	201,244	68.70
Loss on disposal of assets	—	14,366	(14,366)	(100.00)
Rental income	216,597	198,444	18,153	9.15
Income on marketable loans	496,843	418,472	78,371	18.73
Other fees and commissions	327,838	294,219	33,619	11.43
Total non-interest income	$2,762,779	$1,795,021	$967,758	53.91%

Non-interest income increased during the 2019 period primarily as a result of income of $600 thousand from our point of sale (“POS”) sponsorship program, which was not in place during the first quarter of 2018, and, to a lesser extent, an increase in earnings on bank owned life insurance (“BOLI”). Various other categories of non-interest income also increased quarter over quarter.

As a result of the BYBK acquisition, the Bank became a member of the POS network sponsorship program, which allows our customers to access several processing and settlement networks; when our customers use one of these networks, the Bank receives a transaction fee from the network.

Earnings on BOLI increased $201 thousand due to the $16.3 million of BOLI acquired in the BYBK acquisition.

The $60 thousand increase in service charges on deposit accounts is due to the increase in the Bank’s deposit customers, primarily as a result of the BYBK acquisition.

Income on marketable loans consists of gain on the sale of residential mortgage loans originated for sale and any fees we receive in connection with such sales. Income on marketable loans increased $78 thousand during the three months ended March 31, 2019, compared to the same period last year due to an increase in gains recorded on the sale of residential mortgage loans primarily as a result of an increase in the volume of mortgage loans sold in the secondary market, which resulted in an increase in the aggregate amount of premiums we received for such sales. The residential mortgage division sold loans in the secondary market aggregating $27.3 million during the first quarter of 2019 compared to $19.3 million for the same period last year.

Other fees and commissions, which consists of other loan fees and the commissions earned on loans increased $34 thousand during the three months ended March 31, 2019 compared to the same period last year, primarily due to an increase in other loan fees compared to the same quarter of last year, which resulted primarily from an increase in renewal fees on letters of credit due to more letters of credit being renewed in the 2019 period.

Non-interest Expense. Non-interest expense increased $3.3 million, or 29.63%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The following table outlines the amounts of and changes in non-interest expenses for the periods.

	Three months ended March 31,
	2019	20118	$ Change	% Change
Salaries and benefits	$7,133,583	$5,485,450	$1,648,133	30.05%
Occupancy and equipment	2,452,773	1,980,401	472,372	23.85
Data processing	727,183	609,639	117,544	19.28
FDIC insurance and State of Maryland assessments	247,249	188,071	59,178	31.47
Core deposit premium amortization	657,824	312,313	345,511	110.63
Loss on sale of other real estate owned	—	12,516	(12,516)	100.00
OREO expense	25,666	184,994	(159,328)	(86.13)
Director fees	180,650	170,550	10,100	5.92
Network services	114,450	79,205	35,245	44.50
Telephone	247,030	204,424	42,606	20.84
Other operating	2,462,305	1,764,396	697,909	39.56
Total non-interest expenses	$14,248,713	$10,991,959	$3,256,754	29.63%

Non-interest expenses increased quarter over quarter primarily as a result of increases in salaries and benefits, occupancy and equipment, core deposit premium amortization, data processing and other operating expenses for the three months ended March 31, 2019 compared to the same period of 2018.

The $1.6 million increase in salaries and benefits and the $472 thousand increase in occupancy and equipment expenses are primarily due to the additional staff and new branches, respectively, that we acquired in the BYBK merger. Also included in occupancy and equipment is the expense related to the new right of use asset for operating leases incurred in connection with a new accounting standard as discussed in Note 1 to the consolidated financial statements. This expense was approximately $75 thousand for the quarter ended March 31, 2019.

Core deposit premium amortization increased $346 thousand as a result of the higher amortization of premiums resulting from the deposits we acquired in the BYBK acquisition.

The $118 thousand increase in data processing expenses resulted primarily from additional customer transactions primarily due to the additional branches, and therefore additional customers, resulting from our acquisition of BYBK.

Other operating expenses (which includes, for example, office supplies, software expense, marketing and advertising expenses) increased $698 thousand, primarily as a result of the additional branches and staff we acquired in the BYBK merger.

Income Taxes. We had income tax expense of $2.9 million (25.48% of pre-tax income) for the three months ended March 31, 2019 compared to income tax expense of $2.0 million (25.04% of pre-tax income) for the same period in 2018. The effective tax rate increased slightly for the 2019 period primarily as a result increased non-tax exempt earnings for the three months ended March 31, 2019 compared to same three months ended March 31, 2018.

Analysis of Financial Condition

Investment Securities. Our portfolio consists primarily of investment grade securities including U.S. Treasury securities, U.S. government agency securities, U.S. government sponsored entity securities, corporate bonds, foreign debt securities, securities issued by states, counties and municipalities, MBS, certain equity securities (recorded at cost), Federal Home Loan Bank stock, Maryland Financial Bank stock, and Atlantic Community Bankers Bank stock.

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

The investment securities at March 31, 2019 amounted to $307.0 million, an increase of $87.3 million, or 39.75%, from the December 31, 2018 amount of $219.7 million. As outlined above, at March 31, 2019, all securities are classified as available for sale.

The fair value of available for sale securities included net unrealized losses of $3.8 million at March 31, 2019 (reflected as $2.7 million net of taxes) compared to net unrealized losses of $7.6 million (reflected as $5.5 million net of taxes) at December 31, 2018. The increase in the value of the investment securities is due to the decrease in market interest rates, which resulted in an increase in bond values. We have evaluated securities with unrealized losses for an extended period of time and determined that all such losses are temporary because, at this point in time, we expect to hold them until maturity. We have no intent or plan to sell these securities, it is not likely that we will have to sell these securities and we have not identified any portion of the loss that is a result of credit deterioration in the issuer of the security. As the maturity date moves closer and/or interest rates decline, any unrealized losses in the portfolio will decline or dissipate.

Loan Portfolio. Net of allowance, unearned fees and origination costs, loans held for investment increased $8.0 million, or 0.33%, during the three months ended March 31, 2019, remaining at $2.4 billion at March 31, 2019. The loan growth during the three months ended March 31, 2019 was a result of net organic growth of $36.8 million, primarily due to new commercial and industrial and commercial real estate loan originations, partially offset by $28.9 million in paydowns on previously acquired loans. Commercial real estate loans increased by $3.3 million, residential real estate loans increased by $527 thousand, commercial and industrial loans increased by $8.2 million, and consumer loans decreased by $4.1 million from their respective balances at December 31, 2018.

Most of our lending activity occurs within the state of Maryland in the suburban Washington, D.C. and Baltimore market areas of Baltimore City and Anne Arundel, Baltimore, Calvert, Carroll, Charles, Frederick, Harford, Howard, Montgomery, Prince George’s and St. Mary’s Counties. The majority of our loan portfolio consists of commercial real estate loans and residential real estate loans.

The following table summarizes the composition of the loan portfolio held for investment by dollar amount at the dates indicated:

	March 31, 2019			December 31, 2018
	Legacy (1)	Acquired	Total	Legacy (1)	Acquired	Total

Commercial Real Estate
Owner Occupied	$300,801,706	$138,198,872	$439,000,578	$299,266,275	$140,892,706	$440,158,981
Investment	582,015,759	191,197,053	773,212,812	592,529,807	195,883,002	788,412,809
Hospitality	180,062,301	13,451,634	193,513,935	172,189,046	13,134,019	185,323,065
Land and A&D	82,358,822	22,791,313	105,150,135	71,908,761	21,760,867	93,669,628
Residential Real Estate
First Lien-Investment	112,538,462	45,291,275	157,829,737	104,084,050	48,483,340	152,567,390
First Lien-Owner Occupied	108,852,047	136,182,761	245,034,808	108,696,078	140,221,589	248,917,667
Residential Land and A&D	44,332,786	15,842,288	60,175,074	42,639,161	16,828,434	59,467,595
HELOC and Jr. Liens	21,433,155	39,695,513	61,128,668	20,749,184	41,939,123	62,688,307
Commercial and Industrial	257,247,741	82,159,083	339,406,824	239,766,662	91,431,724	331,198,386
Consumer	1,270,415	31,814,054	33,084,469	16,289,147	34,919,111	51,208,258
Total loans	1,690,913,194	716,623,846	2,407,537,040	1,668,118,171	745,493,915	2,413,612,086
Allowance for loan losses	(7,449,768)	(358,374)	(7,808,142)	(7,004,839)	(466,184)	(7,471,023)
Deferred loan costs, net	3,457,262	—	3,457,262	3,086,635	—	3,086,635
Net loans	$1,686,920,688	$716,265,472	$2,403,186,160	$1,664,199,967	$745,027,731	$2,409,227,698

_______________________

(1)	As a result of the acquisitions of Maryland Bankcorp, WSB Holdings, Regal, DCB and BYBK, we have segmented the portfolio into two components, “Legacy” loans originated by Old Line Bank and “Acquired” loans acquired from MB&T, WSB, Regal Bank, Damascus and Bay Bank.

Bank Owned Life Insurance (“BOLI”). At March 31, 2019, we have invested $68.3 million in life insurance policies on our executive officers, other officers of Old Line Bank, retired officers of MB&T and former officers of WSB, Regal Bank, Damascus and Bay Bank. Bank owned life insurance increased $413 thousand during the three months ended March 31, 2019. The increase also includes interest earned on these policies. Gross earnings on BOLI were $494 thousand during the three months ended March 31, 2019, which earnings were partially offset by $78 thousand in expenses associated with the policies, for total net earnings of $413 thousand in 2019. We anticipate that the earnings on these policies will continue to help offset our employee benefit expenses as well as our obligations under our salary continuation agreements and supplemental life insurance agreements that we have entered into with our executive officers and that MB&T and WSB had entered into with their executive officers. There are no post-retirement death benefits associated with the BOLI policies owned by Old Line Bank prior to the acquisition of MB&T. We have accrued a $196 thousand liability associated with the post-retirement death benefits of the BOLI policies acquired from MB&T and there are no such benefits related to the BOLI policies acquired from WSB, Regal Bank, Damascus or Bay Bank.

Annuity Plan. Our annuity plan is an interest earning investment that we purchased to fund a new supplemental retirement plan and amendments to existing retirement plans that will provide lifetime payments to two of our executive officers. We invested $6.0 million during the fourth quarter of 2017 and the annuity plan was effective January 1, 2018. The annuity plan was valued at $6.3 million at March 31, 2019.

Deposits. Deposits increased $39.4 million during the three months ended March 31, 2019, remaining at $2.3 billion at March 31, 2019. This increase is comprised of a $20.9 million increase in our non-interest bearing deposits and an $18.5 million increase in our interest bearing deposits.

The following table outlines the changes in interest bearing deposits:

	March 31, 2019	December 31, 2018	$ Change	% Change
	(Dollars in thousands)
Certificates of deposit	$868,364	$865,255	$3,109	0.36%
Interest bearing checking	672,175	657,061	15,114	2.30
Savings	214,934	214,673	261	0.12
Total	$1,755,473	$1,736,989	$18,484	1.06%

We acquire brokered certificates of deposit and money market accounts through the Promontory Interfinancial Network (“Promontory”). Through this deposit matching network and its certificate of deposit account registry service (“CDARS”) and money market account service, we have the ability to offer our customers access to Federal Deposit Insurance Corporation (the “FDIC”) insured deposit products in aggregate amounts exceeding current insurance limits. When we place funds through Promontory on behalf of a customer, we receive matching deposits through the network’s reciprocal deposit program. We can also place deposits through this network without receiving matching deposits. At March 31, 2019, we had $38.8 million in CDARS and $190.3 million in money market accounts through Promontory’s reciprocal deposit program compared to $47.9 million and $168.8 million, respectively, at December 31, 2018.

We do not currently have any brokered certificates of deposits other than CDARS. Old Line Bank did not obtain any brokered certificates of deposit during the three months ended March 31, 2019. We may, however, use brokered deposits in the future as an element of our funding strategy if and when required to maintain an acceptable loan to deposit ratio.

Borrowings. Short term borrowings consist of short term borrowings with the FHLB and short term promissory notes issued to Old Line Bank’s commercial customers as an enhancement to the basic non-interest bearing demand deposit account. This service electronically sweeps excess funds from the customer’s account into a short term promissory note with Old Line Bank. These obligations are payable on demand and are secured by investments. At March 31, 2019, we had $250.0 million outstanding in short term FHLB borrowings, compared to $190.0 million at December 31, 2018. At March 31, 2019 and December 31, 2018, we had no unsecured promissory notes and $32.1 million and $38.2 million, respectively, in secured promissory notes.

Long term borrowings at March 31, 2019 consist primarily of the Notes in the amount of $35.0 million (fair value of $34.2 million) due in 2026. The initial interest rate on the Notes is 5.625% per annum from August 15, 2016 to August 14, 2021, payable semi-annually on each February 15 and August 15. Beginning August 15, 2021, the interest rate will reset quarterly to an interest rate per annum equal to the then current three-month LIBOR rate plus 450.2 basis points, payable quarterly on each February 15, May 15, August 15 and November 15 through maturity or early redemption. Also included in long term borrowings are trust preferred subordinated debentures totaling $4.0 million (net of $2.5 million fair value adjustment) that we acquired in the Regal acquisition. The trust preferred subordinated debentures consists of two trusts – Trust 1 in the amount of $4.0 million (fair value adjustment of $1.4 million) with an interest rate of floating 90-day LIBOR plus 2.85%, maturing in 2034 and Trust 2 in the amount of $2.5 million (fair value adjustment $1.1 million) with an interest rate of floating 90-day LIBOR plus 1.60%, maturing in 2035.

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

Our immediate sources of liquidity are cash and due from banks, federal funds sold and deposits in other banks. On March 31, 2019 we had $49.6 million in cash and due from banks, $2.1 million in interest bearing accounts, and $961 thousand in federal funds sold. As of December 31, 2018, we had $41.5 million in cash and due from banks, $2.1 million in interest bearing accounts, and $954 thousand in federal funds sold.

Old Line Bank has sufficient liquidity to meet its loan commitments as well as fluctuations in deposits. We usually retain maturing certificates of deposit as we offer competitive rates on certificates of deposit. Management is not aware of any demands, trends, commitments, or events that would result in Old Line Bank’s inability to meet anticipated or unexpected liquidity needs.

We did not have any unusual liquidity requirements during the three months ended March 31, 2019. Although we plan for various liquidity scenarios, if turmoil in the financial markets occurs and our depositors lose confidence in us, we could experience liquidity issues.

Old Line Bancshares has available a $5.0 million unsecured line of credit at March 31, 2019. In addition, Old Line Bank has $65.0 million in available lines of credit at March 31, 2019, consisting of overnight federal funds from its correspondent banks. Old Line Bank has an additional secured line of credit from the FHLB of $633.4 million at March 31, 2019. As a condition of obtaining the line of credit from the FHLB, the FHLB requires that Old Line Bank purchase shares of capital stock in the FHLB. Prior to allowing Old Line Bank to borrow under the line of credit, the FHLB also requires that Old Line Bank provide collateral to support borrowings. Therefore, we have provided collateral to support up to $454.5 million in lendable collateral value for FHLB borrowings. We may increase availability by providing additional collateral. Additionally, we have overnight repurchase agreements sold to Old Line Bank’s customers and have provided collateral in the form of investment securities to support the $32.1 million in repurchase agreements.

The FDIC and the Federal Reserve Board have adopted risk-based capital rules for banking organizations. These rules require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. Under these rules, a bank is considered “well capitalized” if it: (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier 1 risk-based capital ratio of 8.0% or greater; (iii) a common Tier 1 equity ratio of at least 6.5% or greater; (iv) a Tier 1 leverage capital ratio of 5.0% or greater; and (v) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

Additionally, the rules limit a banking organization’s ability to make capital distributions, engage in share repurchases, and pay certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The minimum ratios including the buffer are: (i) (i) a total risk-based capital ratio of 10.5%; (ii) a Tier 1 risk-based capital ratio of 8.5%; (iii) a common Tier 1 equity ratio of 7.0%. The buffer does not apply to the Tier 1 leverage capital ratio.

As of March 31, 2019, Old Line Bancshares’ capital levels were such that it remained characterized as “well capitalized” under the rules.

Current regulations require subsidiaries of a financial institution to be separately capitalized and require investments in and extensions of credit to any subsidiary engaged in activities not permissible for a bank to be deducted in the computation of the institution’s regulatory capital. Regulatory capital and regulatory assets below also reflect increases of $3.8 million and $2.7 million, respectively, which represents unrealized losses (after-tax for capital additions and pre-tax for asset additions, respectively) on MBS and investment securities classified as available for sale. In addition, the risk-based capital reflects an increase of $7.8 million for the general loan loss reserve during the three months ended March 31, 2019.

As of March 31, 2019, Old Line Bank met all capital adequacy requirements to be considered well capitalized. There were no conditions or events since the end of the first quarter of 2019 that management believes have changed Old Line Bank’s classification as well capitalized.

The following table shows Old Line Bank’s regulatory capital ratios and the minimum capital ratios currently required by its banking regulator to be “well capitalized” at March 31, 2019.

	Actual		Minimum capital adequacy(1)		To be well capitalized(2)
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in 000’s)
Common equity tier 1 (to risk-weighted assets)	$303,514	11.40%	$119,830	4.5%	$173,088	6.5%
Total capital (to risk weighted assets)	$311,397	11.69%	$213,032	8%	$266,290	10%
Tier 1 capital (to risk weighted assets)	$303,514	11.40%	$159,774	6%	$213,032	8%
Tier 1 leverage (to average assets)	$303,514	10.62%	$114,367	4%	$142,959	5%

_______________________

(1)	Does not include the capital conservation buffer of 2.5% that is added on top of each of the minimum risk-based capital ratios noted above other than the Tier leverage (to average assets) ratio.

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

Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of a borrower has caused management to have serious doubts about the borrower’s ability to comply with present repayment terms. These loans do not meet the criteria for, and are therefore not included in, nonperforming assets. Management, however, classifies potential problem loans as either special mention, watch, or substandard. These loans were considered in determining the adequacy of the allowance for loan losses and are closely and regularly monitored to protect our interests. Potential problem loans, which are not included in nonperforming assets, amounted to $24.4 million at March 31, 2019 compared to $26.2 million at December 31, 2018. At March 31, 2019, we had $11.8 million and $12.6 million, respectively, of potential problem loans attributable to our legacy and acquired loan portfolios, compared to $13.0 million and $13.2 million, respectively, at December 31, 2018.

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

Applicable accounting guidance requires that if we experience a decrease in the expected cash flows of a loan subsequent to its acquisition date, we establish an allowance for loan losses for such acquired loan with decreased cash flows. At March 31, 2019, there was $358 thousand of allowance reserved for potential loan losses on acquired loans compared to $466 thousand at December 31, 2018.

Nonperforming Assets. As of March 31, 2019, our nonperforming assets totaled $7.4 million and consisted of $5.3 million of nonaccrual loans, $1.3 million of loans past due 90 days and still accruing and OREO of $883 thousand.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	Nonperforming Assets
	March 31, 2019			December 31, 2018
	Legacy	Acquired	Total	Legacy	Acquired	Total
Accruing loans 90 or more days past due
Commercial Real Estate
Owner Occupied	$1,050,000	$—	$1,050,000	$—	$—	$—
Investment	—	—	—	—	139,247	139,247
Residential Real Estate:
First Lien-Owner Occupied	—	150,588	150,588	—	103,365	103,365
Commercial	75,137	—	75,137	—	—	—
Consumer	—	—	—	—	54	54
Total accruing loans 90 or more days past due	1,125,137	150,588	1,275,725	—	242,666	242,666
Non-accrued loans:
Commercial Real Estate
Owner Occupied	—	246,165	246,165	—	182,261	182,261
Investment	576,671	51,595	628,266	—	51,070	51,070
Land and A&D	—	45,000	45,000	—	45,000	45,000
Residential Real Estate:
First Lien-Investment	192,501	303,891	496,392	192,501	292,758	485,259
First Lien-Owner Occupied	257,059	1,991,129	2,248,188	262,194	2,027,974	2,290,168
Land and A&D	284,179	200,209	484,388	277,704	201,737	479,441
HELOC and Jr. Liens	—	653,634	653,634	—	690,732	690,732
Commercial	250,247	45,294	295,541	191,388	45,269	236,657
Consumer	24,078	155,245	179,323	15,658	180,846	196,504
Total non-accrued past due loans:	1,584,735	3,692,162	5,276,897	939,445	3,717,647	4,657,092
Other real estate owned (“OREO”)	—	882,810	882,810	—	882,810	882,810
Total non-performing assets	$2,709,872	$4,725,560	$7,435,432	$939,445	$4,843,123	$5,782,568
Accruing Troubled Debt Restructurings
Commercial Real Estate:
Owner Occupied	$—	$1,502,378	$1,502,378	$—	$1,510,628	$1,510,628
Residential Real Estate:
First Lien-Owner Occupied	—	399,321	399,321	—	402,650	402,650
Commercial	343,069	66,661	409,730	349,387	67,791	417,178
Consumer	25,078	—	25,078	26,301	—	26,301
Total Accruing Troubled Debt Restructurings	$368,147	$1,968,360	$2,336,507	$375,688	$1,981,069	$2,356,757

The table below reflects our ratios of our nonperforming assets at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Ratios, Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.16%	0.06%
Total nonperforming assets as a percentage of total assets	0.12%	0.04%
Total nonperforming assets as a percentage of total loans held for investment	0.16%	0.06%

Ratios, Including Acquired Assets
Total nonperforming assets as a percentage of total loans held for investment and OREO	0.31%	0.24%
Total nonperforming assets as a percentage of total assets	0.24%	0.20%
Total nonperforming assets as a percentage of total loans held for investment	0.31%	0.24%

The table below presents a breakdown of the recorded book balance of non-accruing loans at March 31, 2019 and December 31, 2018.

	March 31, 2019				December 31, 2018
		Unpaid		Interest		Unpaid
	# of	Principal	Recorded	Not	# of	Principal	Recorded	Interest Not
	Contracts	Balance	Investment	Accrued	Contracts	Balance	Investment	Accrued
Legacy
Commercial Real Estate:
Investment	1	$576,671	$576,671	$14,510	—	$—	$—	$—
Residential Real Estate
First Lien-Investment	1	192,501	192,501	37,716	1	192,501	192,501	34,588
First Lien-Owner Occupied	2	257,059	257,059	2,056	2	262,194	262,194	1,413
Land and A & D	1	284,179	284,179	21,009	1	277,704	277,704	16,947
Commercial	3	250,247	250,247	9,249	3	191,388	191,388	6,052
Consumer	2	24,078	24,078	497	3	15,658	15,658	648
Total non-accrual loans	10	1,584,735	1,584,735	85,037	10	939,445	939,445	59,648
Acquired(1)
Commercial Real Estate:
Owner Occupied	1	$267,231	$246,165	$32,845	3	$283,083	$182,261	$42,871
Investment	1	72,408	51,595	4,165	1	72,408	51,070	2,117
Land and A & D	1	328,851	45,000	181,350	1	328,851	45,000	176,212
Residential Real Estate
First Lien-Investment	3	309,170	303,891	22,336	3	298,187	292,758	16,682
First Lien-Owner Occupied	10	2,123,335	1,991,129	217,036	11	2,167,249	2,027,974	201,174
HELOC and Jr. Lien	9	664,162	653,634	24,154	2	701,430	690,732	23,529
Land and A & D	2	211,236	200,209	25,828	9	212,957	201,737	21,319
Commercial	1	48,750	45,294	3,949	1	48,750	45,269	3,107
Consumer	18	158,252	155,245	3,778	20	183,941	180,846	6,923
Total non-accrual loans	46	4,183,395	3,692,162	515,441	51	4,296,856	3,717,647	493,934
Total all non-accrued loans	56	$5,768,130	$5,276,897	$600,478	61	$5,236,301	$4,657,092	$553,582

_______________________

(1)	U.S. GAAP requires that we record acquired loans at fair value, which includes a discount for loans with credit impairment. These loans are not performing according to their contractual terms and meet our definition of a nonperforming loan. The discounts that arise from recording these loans at fair value were due to credit quality. Although we do not accrue interest income at the contractual rate on these loans, we may accrete these discounts to interest income as a result of pre-payments that exceed our cash flow expectations or payment in full of amounts due even though we classify them as 90 or more days past due.

Non-accrual legacy loans at March 31, 2019 increased $645 thousand from December 31, 2018, due primarily to the addition of one commercial real estate loan in the amount of $577 thousand.

Non-accrual acquired loans at March 31, 2019 decreased $25 thousand from December 31, 2018 due to two consumer loans that were charged off.

At March 31, 2019, there was no legacy OREO. Acquired OREO was $883 thousand at both March 31, 2019 and December 31, 2018.

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

We have in place risk management practices designed to ensure timely identification of changes in loan risk profiles. Undetected losses, however, inherently exist within the portfolio. Although we may allocate specific portions of the allowance for specific loans or other factors, the entire allowance is available for any loans that we should charge off. We will not create a specific valuation allowance for a loan unless we consider the loan impaired.

The following tables provide an analysis of the allowance for loan losses for the periods indicated:

		Commercial	Residential
March 31, 2019	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Provision for loan losses	232,962	128,045	(4,002)	57,170	414,175
Recoveries	10,753	417	3,119	27,552	41,841
Total	1,806,455	4,857,156	1,080,511	182,917	7,927,039
Loans charged off	(4,108)	—	(1,028)	(113,761)	(118,897)
Ending Balance	$1,802,347	$4,857,156	$1,079,483	$69,156	$7,808,142
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$76,307	$—	$64,420	$1,328	$142,055
Other loans not individually evaluated	1,677,290	4,797,816	783,783	48,824	7,307,713
Acquired Loans:
Individually evaluated for impairment	48,750	59,340	231,280	19,004	358,374
Ending balance	$1,802,347	$4,857,156	$1,079,483	$69,156	$7,808,142

		Commercial	Residential
December 31, 2018	Commercial	Real Estate	Real Estate	Consumer	Total
Beginning balance	$1,262,030	$3,783,735	$844,355	$30,466	$5,920,586
Provision for loan losses	241,994	943,709	220,513	442,479	1,848,695
Recoveries	69,469	1,250	18,350	16,144	105,213
Total	1,573,493	4,728,694	1,083,218	489,089	7,874,494
Loans charged off	(10,753)	—	(1,824)	(390,894)	(403,471)
Ending Balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023
Amount allocated to:
Legacy Loans:
Individually evaluated for impairment	$13,149	$—	$39,420	$1,416	$53,985
Other loans not individually evaluated	1,455,841	4,714,354	702,934	77,726	6,950,855
Acquired Loans:
Individually evaluated for impairment	93,750	14,340	339,040	19,053	466,183
Ending balance	$1,562,740	$4,728,694	$1,081,394	$98,195	$7,471,023

The ratios of the allowance for loan losses are as follows at the dates indicated:

	March 31, 2019	December 31, 2018
Ratio of allowance for loan losses to:
Total gross loans held for investment	0.32%	0.31%
Non-accrual loans	147.97%	160.42%
Net charge-offs to average loans	0.00%	0.01%

During the three months ended March 31, 2019, we charged off $119 thousand in loans through the allowance for loan losses.

The allowance for loan losses represented 0.32% and 0.31% of gross loans held for investment at March 31, 2019 and December 31, 2018, respectively and 0.46% and 0.45% of legacy loans at March 31, 2019 and December 31, 2018, respectively. We have no exposure to foreign countries or foreign borrowers. Based on our analysis and the satisfactory historical performance of the loan portfolio, we believe this allowance appropriately reflects the inherent risk of loss in our portfolio.

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

Outstanding loan commitments and lines and letters of credit at March 31, 2019 and December 31, 2018, are as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)

Commitments to extend credit and available credit lines:
Commercial	$190,146	$198,969
Real estate-undisbursed development and construction	216,197	232,680
Consumer	79,610	77,780
Total	$485,953	$509,429
Standby letters of credit	$18,573	$17,513

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Old Line Bancshares generally requires collateral to support financial instruments with credit risk on the same basis as it does for on balance sheet instruments. The collateral is based on management’s credit evaluation of the counterparty. Commitments generally have interest rates fixed at current market rates, expiration dates or other termination clauses and may require payment of a fee. Available credit lines represent the unused portion of lines of credit previously extended and available to the customer so long as there is no violation of any contractual condition. These lines generally have variable interest rates. Since many of the commitments are expected to expire without being drawn upon, and since it is unlikely that all customers will draw upon their lines of credit in full at any time, the total commitment amount or line of credit amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case by case basis. We regularly reevaluate many of our commitments to extend credit. Because we conservatively underwrite these facilities at inception, we generally do not have to withdraw any commitments. We are not aware of any loss that we would incur by funding our commitments or lines of credit.

Commitments for real estate development and construction, which totaled $190.1 million, or 39.13% of the $486.0 million of outstanding commitments at March 31, 2019 are generally short term and turn over rapidly with principal repayment from permanent financing arrangements upon completion of construction or from sales of the properties financed.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Our exposure to credit loss in the event of non-performance by the customer is the contract amount of the commitment. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In general, loan commitments, credit lines and letters of credit are made on the same terms, including with respect to collateral, as outstanding loans. We evaluate each customer’s creditworthiness and the collateral required on a case by case basis.

Reconciliation of Non-GAAP Measures

Below is a reconciliation of the fully tax equivalent adjustments and the U.S. GAAP basis information presented in this report:

Three months ended March 31, 2019

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$23,311,015	3.53%	3.15%
Tax equivalent adjustment
Federal funds sold	103	—	—
Investment securities	169,305	0.03	0.03
Loans	199,396	0.03	0.03
Total tax equivalent adjustment	368,804	0.06	0.06
Tax equivalent interest yield	$23,679,819	3.59%	3.21%

Three months ended March 31, 2018

			Net
	Net Interest		Interest
	Income	Yield	Spread
GAAP net interest income	$17,682,775	3.68%	3.41%
Tax equivalent adjustment
Federal funds sold	36	—	—
Investment securities	160,911	0.04	0.04
Loans	190,036	0.04	0.04
Total tax equivalent adjustment	350,983	0.08	0.08
Tax equivalent interest yield	$18,033,758	3.76%	3.49%

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

The forward-looking statements presented herein with respect to, among other things: (a) our objectives, expectations and intentions, including (i) that, going forward, the BYBK acquisition will continue to generate increased earnings and increased returns for our stockholders, (ii) anticipated increases in certain non-interest expenses for 2019 and that net interest income will continue to increase during 2019, (iii) the amount of potential problem loans, (iv) our belief that we have identified any problem assets and that our borrowers will continue to remain current on their loans, (v) expected losses on and our intentions with respect to our investment securities, (vi) continued earnings on bank owned life insurance, (vii) expanding fee income and generating extensions of core banking services, (viii) hiring and acquisition possibilities, (b) sources of and sufficiency of liquidity; (c) the impact of outstanding off-balance sheet commitments; (d) the adequacy of the allowance for loan losses; (e) expected loan, deposit, balance sheet and earnings growth; (f)  expectations with respect to the impact of pending legal proceedings; (g) the anticipated impact of recent accounting pronouncements; (h) continuing to meet regulatory capital requirements; (i) improving earnings per share and stockholder value; and (j) financial and other goals and plans.

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

For a more complete discussion of some of these risks and uncertainties referred to above, see “Risk Factors” in Old Line Bancshares’ Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to economic loss that arises from changes in the values of certain financial instruments. Various factors, including interest rates, foreign exchange rates, commodity prices, or equity prices, may cause these changes. We are subject to market risk primarily through the effect of changes in interest rates on our portfolio of assets and liabilities. Foreign exchange rates, commodity prices, or equity prices do not pose significant market risk to us. Due to the nature of our operations, only interest rate risk is significant to our consolidated results of operations or financial position. We have no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2019 from that presented in our Annual Report on Form 10-K for the year ended December 31, 2018.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

A principal objective of Old Line Bank’s asset/liability management policy is to minimize exposure to changes in interest rates by an ongoing review of the maturity and re-pricing of interest earning assets and interest bearing liabilities.

The tables below present Old Line Bank’s interest rate sensitivity at March 31, 2019 and December 31, 2018. Because certain categories of securities and loans are prepaid before their maturity date even without regard to interest rate fluctuations, we have made certain assumptions to calculate the expected maturity of securities and loans.

	Interest Sensitivity Analysis
	March 31, 2019
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	961	—	—	—	961
Investment securities	2,276	3,991	2,060	298,707	307,034
Loans	357,670	111,883	1,099,626	852,001	2,421,180
Total interest earning assets	360,937	115,874	1,101,686	1,150,708	2,729,205
Interest Bearing Liabilities:
Interest-bearing transaction deposits	447,277	224,897	—	—	672,174
Savings accounts	71,645	71,645	71,645	—	214,935
Time deposits	104,649	383,738	379,977	—	868,364
Total interest-bearing deposits	623,571	680,280	451,622	—	1,755,473
FHLB advances	250,000	—	—	—	250,000
Other borrowings	32,142	—	—	38,437	70,579
Total interest-bearing liabilities	905,713	680,280	451,622	38,437	2,076,052
Period Gap	$(544,776)	$(564,406)	$650,064	$1,112,271	$653,153
Cumulative Gap	$(544,776)	$(1,109,182)	$(459,118)	$653,153
Cumulative Gap/Total Assets	(17.70)%	(36.04)%	(14.92)%	21.23%

	Interest Sensitivity Analysis
	December 31, 2018
	Maturing or Repricing
	Within	4 - 12	1 - 5	Over
	3 Months	Months	Years	5 Years	Total
	(Dollars in thousands)
Interest Earning Assets:
Interest bearing accounts	$30	$—	$—	$—	$30
Time deposits in other banks	—	—	—	—	—
Federal funds sold	954	—	—	—	954
Investment securities	2,776	4,882	64,437	147,611	219,706
Loans	364,674	103,417	1,064,479	881,042	2,413,612
Total interest earning assets	368,434	108,299	1,128,916	1,028,653	2,634,302
Interest Bearing Liabilities:
Interest-bearing transaction deposits	436,132	220,929	—	—	657,061
Savings accounts	71,558	71,558	71,558	—	214,674
Time deposits	136,838	343,596	384,820	—	865,254
Total interest-bearing deposits	644,528	636,083	456,378	—	1,736,989
FHLB advances	190,000	—	—	—	190,000
Other borrowings	38,185	—	—	38,371	76,556
Total interest-bearing liabilities	872,713	636,083	456,378	38,371	2,003,545
Period Gap	$(504,279)	$(527,784)	$672,538	$990,282	$630,757
Cumulative Gap	$(504,279)	$(1,032,063)	$(359,525)	$630,757
Cumulative Gap/Total Assets	(17.09)%	(34.99)%	(12.19)%	21.38%

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of Old Line Bancshares’ disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Old Line Bancshares’ Chief Executive Officer and Chief Financial Officer concluded that Old Line Bancshares’ disclosure controls and procedures are effective as of March 31, 2019. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Old Line Bancshares in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In addition, there were no changes in Old Line Bancshares’ internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, Old Line Bancshares’ internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our normal course of business. Currently, we are not involved in any legal proceedings the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 1A. Risk Factors

The risk factor entitled “Our profitability depends on interest rates and changes in monetary policy may impact us” as set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, is updated as set forth below. Other than as set forth below, there have been no material changes in the risk factors from those disclosed in the Form 10-K.

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

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has among other things kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. Although such an increase is not currently considered likely, if the Federal Reserve Board continues to increase the federal funds rate in the near term, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic growth. In addition, an increase in interest rates may, among other things, reduce loan demand and our ability to originate loans (which would also decrease our ability to generate non-interest income through the sale of loans into the secondary market), and make it more difficult for borrowers to repay adjustable-rate loans or otherwise decrease loan repayment rates. Further, as market interest rates rise, we may experience competitive pressures to increase the rates we pay on deposits. Because interest rates we pay on our deposits could be expected to increase more quickly than the increase in the yields we earn on our interest-earning assets, our net interest income would be adversely affected. In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative impact on our borrowers, especially our business borrowers, and the values of collateral securing our loans, which could negatively affect our financial performance.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As reflected in the following table there we repurchased 10,074 shares of our common stock during the quarter ended March 31, 2019:

Shares Purchased during the period:	Total number of shares repurchased	Average Price paid per share	Total number of share purchased as part of publicly announced program(1)	Maximum number of shares that may yet be purchased under the program (1)

January 1 -March 31, 2019	10,074	24.93	18,438	831,562

_______________________

(1)	On November 28, 2018, Old Line Bancshares’ board of directors approved the repurchase of up to 850,000 shares of our outstanding common stock. This repurchase approval replaces the previous authorization for Old Line Bancshares to repurchase up to 500,000 shares of its common stock, approved in February 2015, pursuant to which there were 160,763 shares remaining available to be repurchased, which prior authorization was terminated upon approval of the new repurchase authorization. As of March 31, 2019, 18,438 shares had been repurchased under the current authorization at an average price of $24.87 per share or a total cost of approximately $458 thousand.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Executive Employment Agreement by and between Old Line Bank and William J. Bush dated as of April 15, 2019.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Old Line Bancshares, Inc.

Date: May 10, 2019	By:	/s/ James W. Cornelsen
James W. Cornelsen, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Elise M. Hubbard
Elise M. Hubbard, Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

